Form 10-K
period 1993-12-31
GENERAL DYNAMICS CORP
filed 1994-03-29
CIK 40533

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED 31 DECEMBER 1993
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   For the transition period from         to

                         Commission file number 1-3671

                          GENERAL DYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                                                 13-1673581
- --------                                                                                 ----------
State or Other Jurisdiction of                                                           I.R.S. Employer
Incorporation or Organization                                                            Identification No.

3190 Fairview Park Drive, Falls Church, Virginia                                         22042-4523
- ------------------------------------------------                                         ----------
Address of principal executive offices                                                   Zip Code

       Registrant's telephone number, including area code (703) 876-3000
                                                          --------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                                                     Name of Each Exchange
Title of Each Class                                                                   on Which Registered
- -------------------                                                                   -------------------
Common Stock, $1.00 Par Value                                                     New York Stock Exchange
                                                                                  Chicago Stock Exchange
                                                                                  Pacific Stock Exchange

9.95% Debentures Due 2018                                                         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ----     ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ----

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $2,492,779,308 at 11 March 1994, calculated in accordance with the Securities and Exchange Commission rules as to beneficial ownership.

         63,340,390 shares of the Registrant's Common Stock were outstanding at 11 March 1994 (adjusted for two-for-one stock split effected in the form of a 100% stock dividend declared 4 March 1994 and payable 11 April 1994 to shareholders of record 21 March 1994).

                     DOCUMENTS INCORPORATED BY REFERENCE:

         Parts I, II and IV incorporate information from certain portions of the Registrant's 1993 Shareholder Report.

         Part III incorporates information from certain portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
===============================================================================

                                    PART I

ITEM 1.        BUSINESS

INTRODUCTION

         General Dynamics Corporation (the Company) is a Delaware corporation formed in 1952 as successor to the Electric Boat Company, now the Company's Nuclear Submarines business. Consolidated Vultee Aircraft Corporation was merged into the Company in 1954 and from it emerged the Company's former Tactical Military Aircraft and Missile Systems businesses and the Space Launch Systems business. The Material Service Resources Company is the successor to the Material Service Corporation which was merged into the Company in 1959. Chrysler Defense, Inc., now the Company's Armored Vehicles business, was acquired in 1982. The Cessna Aircraft Company, formerly the Company's General Aviation business, was acquired in 1985. In addition, the Company operates other smaller businesses.

        Prior to 1992, the businesses of the Company included the following:
Tactical Military Aircraft, Nuclear Submarines, Armored Vehicles, Space Launch Systems, Missile Systems and General Aviation. Over the past two years, the Company has sold its Tactical Military Aircraft, Missile Systems and General Aviation businesses, as well as certain other smaller businesses, and the sale of its Space Launch Systems business is expected to close by April 1994. The Company's remaining continuing business segments are Nuclear Submarines, Armored Vehicles and Other. The Other business segment is composed of Freeman Energy Corporation (Freeman), American Overseas Marine Corporation (AMSEA) and Patriot I, II and IV Shipping Corporations (Patriots). A general description of these businesses including products, properties and other related information follows. For financial information and further discussion of the business segments, as well as an overall discussion of the Company's business environment, reference is made to Management's Discussion and Analysis of the Results of Operations and Financial Condition, appearing on pages 12 through 17 in the Company's 1993 Shareholder Report, included in this Form 10-K-Annual Report as Exhibit 13 and incorporated herein by reference.

NUCLEAR SUBMARINES

         The Company's Electric Boat Division (Electric Boat) is a designer and builder of nuclear submarines for the U.S. Navy. Electric Boat also performs overhaul and repair work on submarines as well as a broad range of engineering work including advanced research and technology development, systems and component design evaluation, prototype development and logistics support to the operating fleet. Certain components and subassemblies of the submarines, such as electronic equipment, are produced by other firms.

        Electric Boat has contracts for SSN 688-class attack submarines (SSN
688), Trident ballistic missile submarines (Trident) and Seawolf class attack submarines, all of which are currently under construction at its 96 acre shipyard on the Thames River at Groton, Connecticut. The shipyard, which contains a covered area in excess of 2.6 million square feet, is owned by the Company. Electric Boat also produces modular submarine hull sections, components and subassemblies in leased facilities at Quonset Point, Rhode Island, and in Company-owned facilities at Avenel, New Jersey and Charleston, South Carolina. Due to the winding down of the SSN 688 and Trident programs, the Company has announced that it plans to close the Charleston facility in early 1994. Approximately 45% of Electric Boat's property, plant and equipment was fully depreciated at 31 December 1993.

           Electric Boat competed with Newport News Shipbuilding and Drydock Company (Newport News) for construction of the SSN 688 and Seawolf submarines. Electric Boat is currently the sole-source producer of Trident and Seawolf submarines. For most engineering work, Electric Boat competes in a highly competitive environment with several smaller specialized firms in addition to Newport News.

ARMORED VEHICLES

         The Company's Land Systems Division (Land Systems) is the sole-source producer of main battle tanks for the U.S. Government. Land Systems designs and manufactures the M1 Series Abrams Main Battle Tank for the U.S. Army and the U.S. Marine Corps. Land Systems also performs engineering and upgrade work as well as provides support for existing armored vehicles. Production of the M1A1, a version of the M1 that incorporates increased firepower, additional crew protection features, and improved armor, was initiated in 1985.
Production of the M1A2, the latest version of the M1 which incorporates battlefield management systems aimed at providing improved fightability, as well as improved survivability of the tank's four crew members, was initiated in 1992. In addition to domestic sales, M1 tanks are being sold through the U.S. Government to various foreign governments. Land Systems provides training in operation and maintenance and other logistical support on international sales.

        Certain components of the M1 series tank, such as the engine and the transmission and final drive, are produced by other firms. Land Systems has bid and is currently bidding on other armored vehicle and related programs for the U.S. Government in competition primarily with FMC Corporation. The current international market is characterized by intense competition for a limited number of business opportunities. The Company has been successful in competitive bids for production contracts and related logistic support with Egypt, Saudi Arabia and Kuwait, but was unsuccessful on similar bids with the United Arab Emirates and Sweden.

         Tank production is performed at the 1.6 million square foot plant on 370 acres in Lima, Ohio, and machining operations are performed at the 1.2 million square foot plant on 145 acres in Warren (Detroit), Michigan. Each is owned by the U.S. Government and operated by Land Systems under a facilities contract. In support of these plants, Land Systems leases property in Scranton, Pennsylvania, and owns or leases property in various locations in Michigan.

         The Company, teamed with Tadiran Ltd. of Israel, was selected during 1988 as the second-source producer of the Single Channel Ground and Airborne Radio System (SINCGARS). The Company is currently participating in its first competitive bid under the SINCGARS program with ITT Corporation. A decision on the competition is expected during the first half of 1994. The Company leases space in Tallahassee, Florida to support SINCGARS production.

OTHER

          Freeman mines coal, the majority of which is sold in the spot market or under short-term contracts to a variety of customers. Freeman's remaining coal production (approximately 45%) is sold under long-term contracts to utilities and industrial users located principally in the Midwest. Several of these long-term contracts have price adjustment clauses to reflect changes in certain costs of production. Freeman operates three underground mines and one surface mine in Illinois, along with one surface mine in Kentucky. Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output. Total production from Freeman's mines was approximately 5 million tons in 1993, 4.5 million tons in 1992 and 3.6 million tons in 1991. In addition, Freeman owns or leases rights to over 600 million tons of coal reserves in Illinois and Kentucky. Due to the commodity nature of the Company's coal operations, the primary factors affecting competition are price and geographic service area. Freeman's operations are not significantly affected by seasonal variations.

         The 1990 Clean Air Act requires, among other things, a phased reduction in sulfur dioxide emissions by coal burning facilities over the next few years. Virtually all of the coal in Freeman's Illinois basin mines has medium or high sulfur content. The impact of compliance with the Clean Air Act will be mitigated in the near-term by Freeman's long-term contracts and through installation of pollution control devices by certain of Freeman's major customers. The long-term impact of the Clean Air Act is not known.

         AMSEA provides ship management services for five of the U.S. Navy's Maritime Prepositioning Ships (MPS) and twelve of the U.S. Maritime Administration's Ready Reserve Force (RRF) ships. The MPS are under five year contracts which expire in 1995 and 1996 but are renewable through the year 2011. The RRF ships are in the first year of five year contracts for which the Company competed with various other ship management providers. The MPS vessels operate worldwide and the RRF vessels are located on the east, gulf and west coasts of the United States. AMSEA's home office is in Quincy, Massachusetts.

         Patriots are financing subsidiaries which lease liquefied natural gas tankers constructed by the Company to unrelated third parties.

DISCONTINUED OPERATIONS

         The Company has sold or intends to sell certain businesses that are reported as discontinued operations in the Company's financial statements. The remaining businesses are as follows:

        The Company's Convair Division is the sole-source producer of fuselages for the McDonnell Douglas Corporation (McDonnell Douglas) MD-11 wide body tri-jet aircraft. Production work is performed in San Diego, California in facilities owned by the Company which are on land leased from the San Diego Port Authority.

         Material Service Corporation (Material Service) is engaged in the quarrying and direct sale of aggregates (e.g. stone, sand and gravel), and the production and direct sale of ready mix concrete and other concrete products. Material Service's aggregate and concrete facilities and operations are located primarily in Illinois.

REAL ESTATE HELD FOR DEVELOPMENT

         As part of the sale of businesses, certain related properties were retained by the Company. These properties have been segregated on the Consolidated Balance Sheet as real estate held for development. The Company has retained outside experts to support the development of plans which will maximize the market value of these properties. These properties include: 232 acres in Kearny Mesa and 2,420 acres in Sycamore Canyon, both of which are in the vicinity of San Diego, California; 375 acres in Rancho Cucamonga, California; and 53 acres in Camden, Arkansas. Most of this property is undeveloped. The Company owns 3.7 million square feet of building space on the aforementioned properties, as well as .6 million square feet of building space on land leased from the San Diego Port Authority. Certain of these facilities are currently being leased by the purchasers of the related sold businesses for what is expected to be a short transition period.

GENERAL INFORMATION

Backlog
- -------
         The following table shows the approximate backlog of the Company (excluding discontinued operations) as calculated at 31 December 1993 and 1992 and the portion of the 31 December 1993 backlog not reasonably expected to be filled during 1994 (dollars in millions):


                                                                                      Portion of 1993
                                                                                        backlog not
                                                          31 December                   expected to
                                                      ---------------------              be filled
                                                      1993             1992             during 1994
                                                      ----             ----             -----------
Nuclear Submarines                                 $   3,787        $   5,154           $   2,177
Armored Vehicles                                       1,197            1,243                 313
Other                                                  2,031            2,091               1,911
                                                   ---------        ---------           ---------
      Total Backlog                                $   7,015        $   8,488           $   4,401
                                                   =========        =========           =========

      Total Funded Backlog                         $   5,487        $   6,780
                                                   =========        =========
      Total Unfunded Backlog                       $   1,528        $   1,708
                                                   =========        =========

         Backlog represents the total estimated remaining sales value of authorized work. Backlog excludes announced orders for which definitive contracts have not been executed, except for amounts funded prior to definitization. Funded backlog includes amounts that have been appropriated by the U.S. Congress, and authorized and funded by the procuring agency. Funded backlog also includes amounts which have been authorized on Foreign Military Sales and long-term coal contracts. Unfunded backlog includes amounts for which there is no assurance that congressional appropriations or agency allotments will be forthcoming. Insofar as the backlog represents orders from the U.S. Government, it is subject to cancellation and other risks associated with government contracts (see "U.S. Government Contracts").

U. S. Government Contracts
- --------------------------
         The Company's net sales to the U.S. Government include Foreign Military Sales (FMS). FMS are sales to foreign governments through the U.S. Government, whereby the Company contracts with and receives payment from the U.S. Government and the U.S. Government assumes the risk of collection from the customer. U.S. Government sales were as follows (excluding discontinued operations; dollars in millions):


                                                                     Year Ended 31 December
                                                              ------------------------------------
                                                              1993           1992             1991
                                                              ----           ----             ----
                 Domestic                                   $   2,202     $   2,706        $   2,792
                 FMS                                              801           276              149
                                                            ---------     ---------        ---------
                     Total U.S. Government                  $   3,003     $   2,982        $   2,941
                                                            =========     =========        =========
                      Percent of net sales                        94%           92%              93%

         All U.S. Government contracts are terminable at the convenience of the U.S. Government, as well as for default. Under contracts terminable at the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminated for default generally provide that the U.S. Government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In 1991, the U.S. Navy terminated the Company's A-12 aircraft contract for default. For further discussion, see Item 3 of this report.

         Companies engaged in supplying goods and services to the U.S. Government are dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in U.S. Government policies resulting from various military and political developments. U.S. Government contracts typically involve long lead times for design and development, and are subject to significant changes in contract scheduling. Often the contracts call for successful design and production of very complex and technologically advanced items.

Foreign Sales and Operations
- ----------------------------
         The major portion of sales and operating earnings of the Company for the past three years was derived from operations in the United States.
Although the Company purchases supplies from and subcontracts with foreign companies, it has no substantial operations in foreign countries. The majority of foreign sales are made as FMS through the U.S. Government, but certain direct foreign sales are made of components and support services. Direct foreign sales were $35 million, $42 million and $50 million in 1993, 1992 and 1991, respectively.

         The Company has indirect offset commitments relating to foreign contracts, whereby the Company provides economic benefits to the buying country through marketing assistance, technology transfers, direct procurement of products not related to the primary contract, and direct investments.

Research and Development
- ------------------------
         Research and development activities in the Nuclear Submarines and Armored Vehicles segments are conducted principally under U.S. Government contracts. These research efforts are generally either concerned with developing products for large systems development programs or performing work under research and development technology contracts. In addition, the defense businesses engage in independent research and development, of which a significant portion is recovered through overhead charges to U.S. Government contracts.

         The table below details expenditures (excluding discontinued operations) for research and development (dollars in millions):

                                                                     Year Ended 31 December
                                                             -------------------------------------
                                                             1993            1992            1991
                                                             -----           ----            -----
Company-sponsored                                           $     33      $      32        $      32
Customer-sponsored                                               142            122               81
                                                            --------      ---------        ---------
                                                            $    175      $     154        $     113
                                                            ========      =========        =========

Supplies
- --------
         Many items of equipment and components used in the production of the Company's products are purchased from other manufacturers. Although the Company has a broad base of suppliers and subcontractors, it is dependent upon the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules. In some cases it is dependent on one or a few sources, either because of the specialized nature of a particular item or because of domestic preference requirements pursuant to which it operates on a given project.

         All of the Company's operations are dependent upon adequate supplies of certain raw materials, such as aluminum and steel, and on adequate supplies of fuel. Fuel or raw material shortages could also have an adverse effect on the Company's suppliers, thus impairing their ability to honor their contractual commitments to the Company. The Company has not experienced serious shortages in any of the raw materials or fuel supplies that are necessary for its production programs.

Environmental Controls
- ----------------------
         Federal, state and local requirements relating to the discharge of materials into the environment and other factors affecting the environment have had and will continue to have an impact on the manufacturing operations of the Company. Thus far, compliance with the requirements has been accomplished without material effect on the Company's capital expenditures, earnings or competitive position. While it is expected that this will continue to be the case, the Company cannot assess the possible effect of compliance with future requirements.

Patents
- -------
         Numerous patents and patent applications are owned by the Company and utilized in its development activities and manufacturing operations. It is also licensed under patents owned by others. While in the aggregate its patents and licenses are considered important in the operation of the Company's business, they are not considered of such importance that their loss or termination would materially affect its business. Engineering, production skills and experience are more important to the Company than its patents or licenses.

Employees
- ---------
        From the end of 1991 to the end of 1993, the Company's total employees decreased from about 80,600 to about 30,500. Approximately 70% of this decrease is due to the disposition of businesses in which the employees of the disposed businesses were transferred to the acquiring companies.

         At the end of 1993, approximately 40% of the Company's employees were covered by collective bargaining agreements with various unions, the most significant of which are the International Association of Machinists and Aerospace Workers, the Metal Trades Council of New London, Connecticut, the United Auto Workers Union (UAW), the Office and Professional Employees International Union and the United Mine Workers of America. During 1994, three collective bargaining agreements, which cover approximately 20% of the union represented work force, are scheduled to expire and are subject to negotiations with the respective unions, the most significant of which is the UAW at Land Systems.


ITEM 2.  PROPERTIES

         The information required for this item is included in Item 1 of this report.


ITEM 3.  LEGAL PROCEEDINGS

         As previously reported, the Company is a defendant in U.S. vs. Davis et al, a civil action in the Federal District Court for the Southern District of New York in which the U.S. Government alleges claims under the Civil False Claims Act. A judgment in favor of the Company was entered on 2 October 1992. On 4 January 1993, the U.S. Government appealed the District Court's judgment in favor of the Company. This appeal is now pending.

         On 7 January 1991, the U.S. Navy terminated for default a contract with the Company and McDonnell Douglas for the full-scale development of the U.S. Navy's A-12 aircraft. The U.S. Navy has demanded repayment of unliquidated progress payments, but agreed to defer collection pending resolution of the termination dispute. The Company and McDonnell Douglas filed a complaint in the U.S. Court of Federal Claims to contest the default termination. A trial on Count XVII of the complaint, which relates to the propriety of the termination for default, was concluded in October 1993. In December 1993, the Court issued preliminary findings of fact which appear favorable to the Company and McDonnell Douglas. The Court will not issue a decision before 21 July 1994, during which time other counts in the complaint will be prepared for decision. For further discussion, see Note P to the Consolidated Financial Statements appearing on page 29 in the Company's 1993 Shareholder Report, included in this Form 10-K-Annual Report as Exhibit 13 and incorporated herein by reference. The Company believes that ultimately it will be found not to have been in default of the contract.

         The Company is a defendant in a shareholders' derivative action filed in the California Superior Court for San Diego County on 17 January 1991. The suit was dismissed by the court on 10 May 1993, because the plaintiffs failed to make a demand on the Board of Directors of the Company prior to bringing action. The period to amend the complaint has expired.

         On 8 March 1993, a class action lawsuit, Berchin et al vs. General Dynamics Corporation and William A. Anders, was filed in the Federal District Court for the Southern District of New York. The suit alleges violations of various provisions of federal securities laws, fraud, negligent misrepresentation, and breach of fiduciary duty by the defendants with regard to disclosures made, or omitted, in the Company's tender offer completed in July 1992 and the subsequent divestiture of core businesses. The Company believes there is no liability in connection with this matter and intends to vigorously defend itself.

         The Company is directly or indirectly involved in seventeen Superfund sites in which the Company, along with other major U.S. corporations, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (EPA) or a state environmental agency with respect to past shipments of hazardous waste to sites now requiring environmental cleanup.

         Chatham Brothers Barrel Yard is a hazardous waste disposal site located near Escondido, California. The California Department of Toxic Substances Control is overseeing a cleanup of the site pursuant to California state laws and is seeking to recover its costs from a variety of PRPs, including the Company and several other major corporations in the aerospace and petroleum industries. To date, California has incurred about $8.7 million in costs, and estimates an additional $40 million to $60 million in investigation and remediation costs. Under the California equivalent of the federal Superfund law, all of the PRPs are jointly and severally liable to the State of California for these costs.

         The Casmalia Resources site is a former industrial waste disposal facility located near Santa Maria, California. Since March 1993, the Company and a large number of other PRPs have been negotiating with the EPA to fund and perform an environmental cleanup of this site. Site investigation studies are now just beginning, but estimates of total remediation costs have ranged from $30 million to $150 million.

        The Company is also involved in the cleanup and remediation of various conditions at sites it currently or formerly owned or operated, many of which were sites used in the conduct of the Company's government contracting business. The Company believes that a portion of these costs are recoverable under government contracts. The Company has defenses to liability in some cases, and in other cases the Company is acting to mitigate and minimize its potential liability. The Company is participating in steering committees and taking other actions to establish its percentage liability on an allocated and sharing basis with other PRPs. Although the Company's involvement and the extent of the remediation varies from site to site, the Company believes, based upon an analysis of each site, that its liability at the sites will not be deemed material to the financial condition or results of operations of the Company.

         Under the Federal Black Lung Benefits Act (the Act), a disabled coal miner with coal worker's pneumoconiosis may be entitled to monthly compensation for life. Approximately 50 claims for benefits under the Act by former employees of Freeman are pending and are in various stages of procedure, including a substantial number which are being contested by the Company. The claims are reviewed by Administrative Law Judges of the U.S. Department of Labor for determination of questions of disability and compensation. Freeman has outstanding approximately 40 claims which have been filed under the Illinois Occupational Disease Act. Many of the claims are disputed. The Company has established liabilities, on an actuarial basis, to pay for the estimated costs of any benefits that are ultimately awarded.

         The Company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The Company believes these proceedings, in the aggregate, are not material to the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's Security Holders during the fourth quarter of the year ended 31 December 1993.

SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

         The name, age, offices and positions held for the last five years of the Company's executive officers who are not directors are as follows:

                                                                                                   AGE AT
                                                                                                 31 DECEMBER
                  NAME, POSITION AND OFFICE                                                         1993
                  -------------------------                                                         ----
Kent G. Bankus -- Vice President of the Company since April 1993; Staff Vice President of the Company July 1991 -- April 1993; Corporate Director in Government Relations
    July 1989 -- July 1991                                                                           51

Edward C. Bruntrager -- Vice President and General Counsel of the Company since March
    1994; Assistant General Counsel of the Company January 1987 -- March 1994                        46

Paul A. Hesse  --  Vice President of the Company since May 1991; President and Chief
    Operating Officer of Dix & Eaton 1988 -- 1991                                                    52

J. Steven Keate -- Vice President and Controller of the Company since March 1993; Controller of the Company December 1991 -- March 1993; Director in Corporate Finance of the
    Company 1990 -- 1991; Manager at the Company's Convair Division 1987 -- 1990                     37

Ralph W. Kiger -- Vice President of the Company since May 1993; Staff Vice President of the Company March 1992 -- May 1993; Vice President of General Dynamics Services
    Company July 1991 -- March 1992; Vice President of the Company's Data Systems
    Division November 1988 -- July 1991                                                              48

E. Alan Klobasa -- Staff Vice President and Secretary of the Company since March 1992;
    Secretary of the Company September 1987 -- March 1992                                            46

Molly R. Salky -- Vice President of the Company since August 1992; Director of
    Investor Relations March 1991 -- August 1992; Manager of Investor Relations
    November 1986 -- March 1991                                                                      36

D. Blaine Scheideman -- Senior Vice President of the Company since February
    1991; Vice President of the Company August 1989 -- February 1991; Vice
    President of the Company's Fort Worth Division April 1975 -- August 1989                         62

Henry J. Sechler -- Vice President of the Company since August 1991; Staff Vice
    President of the Company 1985 -- August 1991                                                     61

Roger E. Tetrault -- Vice President of the Company and President of the
    Company's Land Systems Division since March 1993; Vice President of the
    Company and President of the Company's Electric Boat Division August
    1992--March 1993; Vice President of the Company and General Manager of the
    Company's Electric Boat Division August 1991 -- August 1992; Vice President
    and Group Executive of Babcock and Wilcox 1990 -- 1991; Vice President and
    General Manager of Babcock and Wilcox's Naval Nuclear Fuel Division 1985 --
    1990                                                                                             52

James E. Turner, Jr. -- President of the Company's Electric Boat Division since
    March 1993; Executive Vice President of the Company since February 1991;
    Vice President of the Company and General Manager of the Company's Electric
    Boat Division September 1988 -- February 1991                                                    59

Charles D. Walbrandt -- Vice President and Treasurer of the Company since July
    1993; Vice President of the Company September 1991 -- July 1993; Staff
    Vice President of the Company 1983 -- 1991                                                       55

                                                                                                   AGE AT
                                                                                                 31 DECEMBER
                  NAME, POSITION AND OFFICE                                                         1993
                  -------------------------                                                         ----
Mark S. Woolley -- Vice President of the Company since August 1992; Staff Vice
      President March 1991 -- August 1992; Director of Business Development and
      Analysis of the Company August 1990 -- March 1991; Director of
      Acquisitions and Dispositions Analysis at Textron, Inc. 1989 -- 1990                             38

Michael W. Wynne -- Vice President of the Company and President of the
      Company's Space Systems Division since August 1992; Vice President of the Company and General Manager of the Company's Space Systems Division
      February 1991 -- August 1992; Vice President of the Company's Land
      Systems Division 1982 -- 1991                                                                    49

All executive officers of the Company are elected annually. There are no family relationships, as defined, between any of the above executive officers. No executive officer of the Company was selected pursuant to any arrangement or understanding between the officer and any other person.


                                    PART II

ITEM 5.        MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED
               SHAREHOLDER MATTERS

         General Dynamics Corporation common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

        The high and low market price of General Dynamics Corporation common stock and the cash dividends declared for each quarterly period within the two most recent fiscal years is included in Note T to the Consolidated Financial Statements appearing on page 32 in the Company's 1993 Shareholder Report, included in this Form 10-K - Annual Report as Exhibit 13 and incorporated herein by reference.

         There were 24,496 common shareholders of record of General Dynamics Corporation common stock at 31 December 1993.

ITEM 6.        SELECTED FINANCIAL DATA

         The information on pages 12 through 17 and 34 of the 1993 Shareholder Report, included in this Form 10-K -- Annual Report as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The information on pages 12 through 17 of the 1993 Shareholder Report, included in this Form 10-K -- Annual Report as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information on pages 18 through 34 of the 1993 Shareholder Report, included in this Form 10-K -- Annual Report as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

         The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation,"
Item 12, "Security Ownership of Certain Beneficial Owners and Management," and
Item 13, "Certain Relationships and Related Transactions," except for a list of the Executive Officers which is provided in Part I of this report, is included in the Company's definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended 31 December 1993.


                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)       1. Financial Statements--See Index on page 11.
               2. Financial Statement Schedules--See Index on page 11.
               3. Exhibits--See Index on pages 17 through 19.

     (b)       Reports on Form 8-K

               There were no reports on Form 8-K filed during the 4th Quarter of 1993.

                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        GENERAL DYNAMICS CORPORATION

                                        By:  /S/    J. Steven Keate
                                             ---------------------------------
                                                    J. Steven Keate
                                             Vice President and Controller
29 March 1994

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON 29 MARCH 1994 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, INCLUDING A MAJORITY OF THE DIRECTORS.

William A. Anders                       Chairman and Director

Thomas G. Ayers                         Director

Frank C. Carlucci                       Director

Nicholas D. Chabraja                    Director

William J. Crowe, Jr.                   Director

James S. Crown                          Director

Lester Crown                            Director

Charles H. Goodman                      Director

Harvey Kapnick                          Vice Chairman and Director

David S. Lewis                          Director

James R. Mellor                         Chief Executive Officer and Director
                                        (Principal Executive Officer)

Stanley C. Pace                         Director

Allen E. Puckett                        Director

Bernard W. Rogers                       Director

Elliot H. Stein                         Director

J. Steven Keate                         Vice President and Controller (Principal
                                        Financial and Accounting Officer)

                                        By: /S/    E. Alan Klobasa
                                           -----------------------------------
                                                   E. Alan Klobasa
                                                   Attorney-in-Fact

                 INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                             ITEM 14(a) 1. AND 2.


                                                                                              PAGE
                                                                                              ----
                                                                                   FORM          SHAREHOLDER
                                                                                   10-K            REPORT
                                                                                   ----            ------
Report of Independent Public Accountants                                            12               33

Consolidated Financial Statements:

           Consolidated Statement of Earnings                                                        18

           Consolidated Balance Sheet                                                                19

           Consolidated Statement of Cash Flows                                                      20

           Consolidated Statement of Shareholders' Equity                                            21

           Notes to Consolidated Financial Statements (A to T)                                       22 -  32

Financial Statement Schedules:

     I     --   Marketable Securities                                               13

   VII     --   Guarantees of Securities of Other Issuers                           14

    IX     --   Short-term Borrowings                                               15

     X     --   Supplementary Income Statement Information                          16


All other schedules are not submitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

The Report of Independent Public Accountants and Consolidated Financial Statements listed in the above Index under Shareholder Report, are included in this Form 10-K -- Annual Report as Exhibit 13 and are incorporated herein by reference.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of General Dynamics Corporation:

         We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in General Dynamics Corporation's 1993 Shareholder Report incorporated by reference in this Form 10-K, and have issued our report thereon dated 25 January 1994 (except with respect to the stock split discussed in Note K, as to which the date is 4 March
1994). Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                           ARTHUR ANDERSEN & CO.

Washington, D.C.,
25 January 1994





                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         As independent public accountants, we hereby consent to the incorporation of our reports included and incorporated by reference into this Form 10-K for the year ended 31 December 1993 into the Company's previously filed registration statements on Form S-8 file numbers 33-23448, 2-23904, 2-23032, 2-28952, 2-50980, 2-24270 and 2-88053.




                                                           ARTHUR ANDERSEN & CO.

Washington, D.C.,
29 March 1994

                                      SCHEDULE I -- MARKETABLE SECURITIES
                                               31 DECEMBER 1993
                                             (DOLLARS IN MILLIONS)

                                                                                                          Amount at
                                                                                                         Which Each
                                                                                                         Portfolio of
                                                                                                           Equity
                                                    Number of                                               Security
                                                    Shares or                                              Issues and
                                                     Units--                                               Each Other
                                                    Principal                            Market Value       Security
                                                    Amount of                           Of Each Issue    Issue Carried
                                                    Bonds and           Cost of Each      at Balance         in the
Name of Issuer and Title of Each Issue                Notes                 Issue         Sheet Date      Balance Sheet
- --------------------------------------              ---------           ------------    -------------    --------------
Marketable Securities
- ---------------------
    Tax-Exempt Municipal Obligations                    $    396         $    396         $    396         $    396

    Money Market Preferred Stock                      452 shares               81               81               81

    Preferred Stock                               311,075 shares               14               14               14
                                                                         --------         --------         --------

         Total                                                           $    491         $    491         $    491
                                                                         ========         ========         ========

Other Investments (a)
- ------------------
    Preferred Stock                            1,729,530 shares          $     50         $     50         $     50
                                                                         ========         ========         ========



(a) Included in Other Assets on the Consolidated Balance Sheet in the Company's 1993 Shareholder Report.

                         SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                               31 DECEMBER 1993
                                             (DOLLARS IN MILLIONS)



                                                                                                           Nature
                                                                                                        of Any Default
                                                                                                         by Issuer of
                                                                                                         Securities
                                                                                                         Guaranteed
  Name of Issuer                                            Amount                                      in Principal,
  of Securities                                             Owned                                         Interest,
   Guaranteed                                Total        by Person        Amount in                     Sinking Fund
    by Person          Title of Issue        Amount       or Persons      Treasury of                   or Redemption
    for Which          of Each Class       Guaranteed     for Which        Issuer of                     Provisions,
    Statement          of Securities          and         Statement        Securities     Nature of      or Payment
     is Filed            Guaranteed       Outstanding      is Filed        Guaranteed     Guarantee      of Dividends
     --------            ----------       -----------      --------        ----------     ---------      ------------
AMSC Subsidiary
  Corporation          Note Payable           $30           None             None        Principal           None
                                                                                         and interest

Continental Cement
  Company              Notes payable          $13           None             None        Principal           None
                                                                                         and interest

Carbon River
  Coal Company         Note payable            $7           None             None        Principal           None
                                                                                         and interest

                                      SCHEDULE IX--SHORT-TERM BORROWINGS
                                             (DOLLARS IN MILLIONS)



                                                                                                              Weighted
                                                                                                              Average
                                                            Weighted               Outstanding                Interest
                                                            Average              During the Year                Rate
                                                                                 ---------------
Category of Aggregate                     Balance at        Interest                          Daily          During the
Short-term Borrowings(a)                 31 December          Rate           Maximum        Average(b)        Year(b)
- ------------------------                 -----------          ----           -------        ----------        ------

1991
- ----
    Commercial paper                       $      -             -%           $   77        $     4             6.5%

1992
- ----
    None

1993
- ----
    None


Notes:

(a) Maturity ranges from overnight to six months from date of issue. No borrowings have provisions for extensions of maturity.

(b)      Based on the amounts outstanding at the end of each day.

                   SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT
                      INFORMATION--YEARS ENDED 31 DECEMBER
                             (DOLLARS IN MILLIONS)





                                                            Charged to Costs and Expenses(a)
                                                ---------------------------------------------------
           Item                                 1993                     1992                  1991
           ----                                 ----                     ----                  ----

Maintenance and repairs                         $66                     $57                     $71

(a)      Continuing operations only.

                               INDEX TO EXHIBITS

Note        Exhibit
Number      Number                                      Description
- ------      ------                                      -----------

(14)        2            --Asset Purchase Agreement, dated 8 December 1992, between the Company and Lockheed
                           Corporation
(13)        3-1A         --Restated Certificate of Incorporation, effective 21 May 1991
(9)         3-1B         --Rights Agreement, dated as of 1 February 1989, between the Company and
                           Bankers Trust Company
(15)        3-1C         --Amendment, dated 1 August 1992, to Rights Agreement between the Company and Bankers
                           Trust Company appointing First Chicago Trust Company of New York Successor Rights Agent
(13)        3-2          --Bylaws as amended and restated 11 March 1992
            3-2A         --Bylaws as amended effective 5 May 1993
(1)         10-1A        --Amendment of Mining Leases between American National Bank and Trust of Chicago, Trustee, and La Salle National Bank, Trustee, to Freeman Coal Mining
                           Corporation, dated 1 January 1960
(1)         10-1B        --Amendatory Agreement between Freeman United Coal Mining Company and American
                           National Bank and Trust Company, as Trustee, and La Salle National Bank, as Trustee,
                           dated 1 January 1975
(7)         10-3         --Facilities Contract N-00024-87-E-5409 between the United States and the Company as amended, relating to facilities at Pomona, California, dated 13 March 1987
(10)        10-3A        --Modifications #A0013, A0014, P00001 to Facilities Contract N00024-87-E-5409
(1)         10-4A        --Facilities Contract F33657-83-E-2119 between the United States and the Company, as amended, relating to Air Force Plant 19, San Diego, California, dated 1 July 1983
(12)        10-4B        --Modification #P00014 to Facilities Contract F33657-83-E-2119
(1)         10-4C        --Lease between San Diego Unified Port District and the Company relating to facilities at Lindbergh Field, San Diego, California, dated 9 October 1979
(1)         10-4D        --Lease Amendment between San Diego Unified Port District and the Company relating to facilities at Lindbergh Field, San Diego, California, dated 2 August 1983
(3)         10-5A        --General Dynamics Corporation Stock Option Plan adopted effective 1 January 1971
(8)         10-6A        --General Dynamics Corporation Incentive Compensation Plan adopted 3 February 1988, approved by the shareholders on 4 May 1988
(12)        10-6B        --General Dynamics Corporation Incentive Compensation Plan (as amended), approved by shareholders on 1 May 1991
(13)        10-6E        --General Dynamics Corporation Gain/Sharing Plan as terminated 3 December 1991.
(13)        10-6F        --Stock Purchase Agreement, dated 1 November 1991, by and between the Company and CSC Domestic
                           Enterprises, Inc.
(13)        10-6G        --Stock Purchase Agreement, dated 20 January 1992, between the Company and Textron, Inc.
(2)         10-7A        --Facilities Contract DAA307-79-C-0143 dated 19 June 1979 between the Company's General
                           Dynamics Land Systems Inc. subsidiary and the United States relating to the Company's facilities at the Detroit Arsenal Tank Plant, Warren, Michigan
(4)         10-7A-1      --1984 modifications to Facilities Contract DAAE07-79-C-0143
(8)         10-7A-2      --Modifications #A00018, P00071, P00072, P00075, P00077, P00078,
                           P00081, P00083-P00088 to Facilities Contract DAAE07-79-C-0143
(12)        10-7A-3      --1990 Modifications to Facilities Contract DAAE07-79-C-0143
                           Modifications #A00040 - 00047, P00117-00131
(3)         10-7B        --Facilities Contract DAAE07-82-E-0006, dated 23 April 1982 between the Company's
                           General Dynamics Land Systems Inc. subsidiary and the United States relating to
                           Government-owned facilities at the Lima Army Tank Plant, Lima, Ohio and the Detroit
                           Arsenal Tank Plant, Warren, Michigan, pertaining to the M-1 tank
(4)         10-7B-1      --1984 modifications to Facilities Contract DAAE07-82-E-0006
(5)         10-7B-2      --1985 modifications to Facilities Contract DAAE07-82-E-0006
(8)         10-7B-3      --Modifications A00026-A00033, P00041, P00048-P00058 to Facilities
                           Contract DAAE07-82-E-0006

Note           Exhibit
Number         Number                                        Description
- ------         ------                                        -----------
(12)           10-7B-4        --1990 Modifications to Facilities Contract DAAE07-82-E-0006
                                Modifications #A00041 - 00043, P00081-00087
(4)            10-7C-2        --Facilities Contract DAAE07-83-E-A001 dated 29 August 1983 and
                                1984 modifications between the Company's General Dynamics Land
                                Systems Inc. subsidiary and the United States relating to Government owned facilities and equipment located at the Company's facility at
                                Sterling Heights, Michigan
(12)           10-7C-3        --1990 Modifications to Facilities Contract DAAE07-83-E-A0001, Modification P0010
(3)            10-7D          --Facilities Contract DAAE07-83-E-A007 dated 29 January 1983 between the Company's General Dynamics Land Systems Inc. subsidiary and the
                                United States relating to Government-owned facilities at the Scranton
                                Defense Plant, Eynon, Pennsylvania
(4)            10-7D-1        --1984 modifications to Facilities Contract DAAE07-83-E-A007
(5)            10-7D-2        --1985 modifications to Facilities Contract DAAE07-83-E-A007
(8)            10-7D-3        --Modifications #A00003, A00008, A00009, A00010, P00023-P00031
                                to Facilities Contract DAAE07-83-E-A007
(12)           10-7D-4        --1990 Modifications to Facilities Contract DAAE07-83-E-A007, Modifications P0051-P0062
(12)           10-7E          --Facilities Contract DAAE07-90-E-A001 dated 24 June 1990 between the Company's General
                                Dynamics Land Systems Inc. subsidiary and the United States relating to the Company's facilities at the Lima Army Tank Plant, Lima, Ohio
(12)           10-7E-1        --1990 Modifications to Facilities Contract DAAE07-90-E-A001
                                Modifications #A00001-00004, P00001, P00002
(12)           10-7F          --Facilities Contract DAAE07-91-E-A002 dated 21 December 1990 between the Company's
                                General Dynamics Land Systems Inc. subsidiary and the United States relating to the
                                Company's facilities at the Detroit Arsenal Tank Plant, Warren, Michigan
(5)            10-8A          --General Dynamics Corporation Retirement Plan for Directors adopted 6 March 1986
(6)            10-8E          --Employment Agreement between the Company and David S. Lewis dated 21 October
                                1982, as last amended on 6 June 1985
(10)           10-9           --Facilities Contract N00024-87-E-5417 between the United States and the Company relating to facilities at Rancho Cucamonga, California
(11)           10-12          --Employment Agreement dated as of 22 September 1989 between the Company and William A. Anders
(11)           10-13          --Indenture of Lease dated 1 January 1986 by and between State of Rhode Island and
                                Providence Plantations and Rhode Island Port Authority and Economic Development
                                Corporation and the Company
(11)           10-14          --Lease Agreement dated 28 November 1978 as amended 15 January 1989 between
                                Rhode Island Port Authority and Economic Development Corporation and the Company
(15)           10-15          --Asset Purchase Agreement, dated 8 May 1992, between the Company and
                                Hughes Aircraft Company
(15)           10-16          --Separation Agreement between the Company and William A. Anders dated as of
                                17 March 1993
(15)           10-17          --Separation Agreement between the Company and Harvey Kapnick dated as of
                                17 March 1993
(15)           10-18          --Employment Agreement between the Company and James R. Mellor dated as of
                                17 March 1993
(15)           10-19          --Separation Agreement between the Company and Lester Crown dated as of
                                15 March 1993
(15)           10-20          --Agreement between the Company and James J. Cunnane dated as of 16 March 1993
(15)           10-21          --Form of Agreement entered into between the Company and Corporate Officers who are retiring or being released from employment with the Company
(15)           10-22          --Form of Agreement entered into between the Company and Corporate Officers who are being retained in employment with the Company
               10-23          --Employment agreement between the Company and Nicholas D. Chabraja, dated
                                3 February 1993 as amended 22 December 1993

Note           Exhibit
Number         Number                                        Description
- ------         ------                                        -----------
               11             --Statement re computation of per share earnings
               13             --1993 Shareholder Report (pages 12-34)
               21             --Subsidiaries
               23             --Consent of Arthur Andersen & Co.  (See Item 14 of this Report)
               24-A           --Powers of Attorney of the Board of Directors
               24-B           --Power of Attorney of J. Steven Keate, Principal Financial and Accounting Officer

                                     NOTES

(1)      Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1980, and filed with the Commission 31 March 1981 (File Reference No. 1-3671), and incorporated herein by reference.

(2)      Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1981, and filed with the Commission 31 March 1982, and incorporated herein by reference.

(3)      Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1982, and filed with the Commission 30 March 1983 and incorporated herein by reference.

(4)      Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1984, and filed with the Commission 1 April 1985 and incorporated herein by reference.

(5)      Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1985, and filed with the Commission 31 March 1986, and incorporated herein by reference.

(6)      Filed as an exhibit to the Company's Registration Statement No. 33-6287 on Form S-1 filed with the Commission and incorporated herein by reference.

(7)      Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1986 and filed with the Commission 31 March 1987 and incorporated herein by reference.

(8)      Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1987 and filed with the Commission 17 March 1988 and incorporated herein by reference.

(9)      Filed as an exhibit to the Company's current report on Form 8-K filed with the Commission on 8 February 1989 and incorporated herein by reference.

(10)     Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1988 and filed with the Commission 23 March 1989 and incorporated herein by reference.

(11)     Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1989 and filed with the Commission 30 March 1990 and incorporated herein by reference.

(12)     Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1990 and filed with the Commission 29 March 1991 and incorporated herein by reference.

(13)     Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1991 and filed with the Commission 26 March 1992 and incorporated herein by reference.

(14)     Filed as an exhibit to the Company's current report on Form 8-K filed with the Commission on 16 March 1993 and incorporated herein by reference.

(15)     Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1992 and filed with the Commission on 30 March 1993 and incorporated herein by reference.