Form 10-Q
period 1994-04-03
GENERAL DYNAMICS CORP
filed 1994-05-12
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                                FORM 10-Q


            (Mark One)
          X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended 3 April 1994

                                   OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 1-3671

                      GENERAL DYNAMICS CORPORATION
         (Exact name of registrant as specified in its charter)


                 Delaware                          13-1673581
       (State or other jurisdiction             (I.R.S. Employer
     of incorporation or organization)         Identification No.)



         3190 Fairview Park Drive,                 22042-4523
          Falls Church, Virginia                   (Zip Code)
 (Address of principal executive offices)


                             (703)  876-3000
           Registrant's telephone number, including area code



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No       .

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $1 par value - 1 May 1994              63,224,826


                      GENERAL DYNAMICS CORPORATION

                                  INDEX








PART I -    FINANCIAL INFORMATION                                PAGE

Item 1 -    Consolidated Financial Statements

            Consolidated Balance Sheet                              3

            Consolidated Statement of Earnings                      4

            Consolidated Statement of Cash Flows                    5

            Notes to Unaudited Consolidated Financial Statements    6

Item 2 -    Management's Discussion and Analysis                   11

PART II -   OTHER INFORMATION

Item 1 -    Legal Proceedings                                      15

Item 6 -    Exhibits and Reports on Form 8-K                       15

SIGNATURE                                                          16


                                 PART I
                      GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED BALANCE SHEET

                               (UNAUDITED)

                          (Dollars in millions)


                                              3 April   31 December
ASSETS                                         1994        1993

CURRENT ASSETS:
Cash and equivalents                          $   91     $   94
Marketable securities                            620        491
                                                 711        585
Accounts receivable                              102         62
Contracts in process                             450        442
Net assets of discontinued operations            163        303
Other current assets                             290        262
Total Current Assets                           1,716      1,654

NONCURRENT ASSETS:
Leases receivable - finance operations           235        236
Real estate held for development                 138        142
Property, plant and equipment, net               294        302
Other assets                                     247        301
Total Noncurrent Assets                          914        981
                                              $2,630     $2,635

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses         $  562     $  566
Other current liabilities                        192        209
Total Current Liabilities                        754        775

NONCURRENT LIABILITIES:
Long-term debt                                    41         38
Long-term debt - finance operations              159        163
Other liabilities                                456        482
Total Noncurrent Liabilities                     656        683

SHAREHOLDERS' EQUITY:
Common stock, including surplus
  (shares issued 84,387,336)                      87         92
Retained earnings                              1,742      1,709
Treasury stock (shares held 1994, 20,973,072;
  1993, 21,823,824)                            (609)      (624)
Total Shareholders' Equity                     1,220      1,177
                                              $2,630     $2,635



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.


                      GENERAL DYNAMICS CORPORATION

                   CONSOLIDATED STATEMENT OF EARNINGS

                               (UNAUDITED)

             (Dollars in millions, except per share amounts)

                                               Three Months Ended
                                              3 April     4 April
                                               1994        1993
NET SALES                                     $  800     $   858

OPERATING COSTS AND EXPENSES                     720         768

OPERATING EARNINGS                                80          90

Interest, net                                      3          10
Other income, net                                  2           1

EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                            85         101

Provision for income taxes                        30          34

EARNINGS FROM CONTINUING OPERATIONS               55          67

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
   Loss from operations                            -        (25)
   Gain on disposal                                -         645
                                                   -         620

NET EARNINGS                                  $   55     $   687

NET EARNINGS PER SHARE:

Continuing operations                         $  .86     $  1.06
Discontinued operations:
   Loss from operations                            -       (.39)
   Gain on disposal                                -       10.23
                                              $  .86     $ 10.90
WEIGHTED AVERAGE SHARES AND EQUIVALENTS
   OUTSTANDING (in millions)                    63.7        63.0

DIVIDENDS PER SHARE
   (excluding special distribution)           $  .35     $   .20

SUPPLEMENTAL INFORMATION:
   General and administrative expenses included
     in operating costs and expenses          $   58     $    64




The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                      GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF CASH FLOWS

                               (UNAUDITED)

                          (Dollars in millions)

                                               Three Months Ended
                                              3 April     4 April
                                               1994        1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                  $   55     $  687
Adjustments to reconcile net earnings to net
 cash provided (used) by continuing operations -
Discontinued operations                            -      (620)
Depreciation, depletion and amortization           9         14
Decrease (Increase) in -
   Marketable securities                        (79)          -
   Accounts receivable                          (40)       (51)
   Contracts in process                          (8)        (2)
   Leases receivable - finance operations          1          1
   Other current assets                         (17)          8
Increase (Decrease) in -
   Accounts payable and other
     current liabilities                           7       (31)
   Current income taxes                            9        112
   Deferred income taxes                         (1)       (78)
Other, net                                      (32)          3
Net cash provided
  (used) by continuing operations               (96)         43
Net cash provided
  (used) by discontinued operations               51      (157)
Net Cash Used by Operating Activities           (45)      (114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations 50 1,525 Proceeds from sale of investments
  and other assets                                 4         17
Marketable securities, net                         -      (270)
Capital expenditures                             (6)        (3)
Net Cash Provided by Investing Activities         48      1,269


CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                  (18)       (12)
Repayment of debt - finance operations           (4)        (2)
Proceeds from option exercises                    12          5
Other                                              4          -
Net Cash Used by Financing Activities            (6)        (9)

NET INCREASE (DECREASE) IN CASH
  AND EQUIVALENTS                                (3)      1,146
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD       94        511
CASH AND EQUIVALENTS AT END OF PERIOD         $   91     $1,657

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAYMENTS FOR:
 Federal income taxes                         $   47     $    -
Interest                                           4          7

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.


                      GENERAL DYNAMICS CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (UNAUDITED)

             (Dollars in millions, except per share amounts)

(A)   Basis of Preparation

      The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended 3 April 1994 are not necessarily indicative of the results that may be expected for the year ended 31 December 1994. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended 31 December 1993.

      Effective 1 January 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in
Debt and Equity Securities," as described in    Note F.

      In the opinion of the Company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals, except for the adjustments discussed in Note C and the Results of Operations section of the Management's Discussion and Analysis of the Results of Operations and Financial Condition) necessary for a fair statement of the results for the three month periods ended 3 April 1994 and 4 April 1993.

(B)   Discontinued Operations

      The operating results of discontinued operations are summarized below:

                             First Quarter
                           1994         1993
Net sales                 $ 156        $  633
Loss before income taxes  $   -        $ (37)
Credit for income taxes       -          (12)
Net loss                  $   -        $ (25)
    Per Share             $   -        $(.39)

      On 1 March 1993, the Company closed the sale of its Tactical Military
Aircraft business to Lockheed Corporation for $1,525 in cash.   The Company
recognized a gain on disposal of $645, or $10.23 per share, net of income taxes of $331. Any liabilities associated with the terminated A-12 aircraft program (see discussion at Note I) have been retained by the Company.

      During the first quarter of 1994, the Company closed the sales of the lime, brick and a portion of the concrete pipe operations of its Material Service business for a total of $50 in cash. No gains or losses were recognized on the sales.

      On 1 May 1994, the Company closed the sale of its Space Launch Systems business to Martin Marietta Corporation for $209 in cash. The Company expects to recognize a gain on the disposal in the second quarter of 1994.

      The net assets of discontinued operations are summarized below:

                                          3 April         31 December
                                           1994              1993
Current assets                            $1,467           $ 1,429
Noncurrent assets                            169               185
    Total Assets                          $1,636           $ 1,614

Current liabilities                       $1,445           $ 1,280
Noncurrent liabilities                        28                31
    Total Liabilities                     $1,473           $ 1,311

Net Assets                                $  163           $   303

      Liabilities, retained by the Company, arising from the sale of businesses are included in other noncurrent liabilities on the Consolidated Balance Sheet.

(C)   Corporate Office Reorganization

      In March 1993, the Company announced a reorganization of its Corporate Office as a result of the contraction of the Company. This reorganization includes changes in senior management and reductions in corporate staff. During the first quarter of 1993, the Company recognized the estimated total cost of these actions of approximately $75 (before tax). As a substantial amount of these costs are directly related to the Company's formal plan of contraction, they were charged to previously established liabilities for discontinued operations. Consequently, these actions did not have a material impact on the Company's results of operations.

(D)   Liabilities

      A summary of significant liabilities, by balance sheet caption, follows:

                                          3 April         31 December
                                           1994              1993
Accounts payable                           $  152          $   157
Accrued workers' compensation                 175              174
Accrued salaries and wages                     75               71
Other                                         160              164
    Accounts Payable and Accrued Expenses  $  562          $   566

A-12 termination liability and legal fees  $   52          $    57
SINCGARS loss provision                        40               48
Other                                         100              104
    Other Current Liabilities              $  192          $   209

Accrued costs on disposed businesses       $  237          $   239
Coal mining related liabilities                71               74
Other                                         148              169
    Other Liabilities                      $  456          $   482

(E)   Income Taxes

      The Company had a net deferred tax asset of $321 and $320 at 3 April 1994 and 31 December 1993, the current portion of which was $225 and $214, respectively, and was included in other current assets on the Consolidated Balance Sheet. No valuation allowance was required for the Company's deferred tax assets as of 3 April 1994 and 31 December 1993.

(F)   Investment Accounting

      The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of 1 January 1994. The Company determined all of its investments currently held in debt and equity securities are trading securities as defined by SFAS 115 and as such are reported at fair value. Unrealized holding gains and losses (the adjustment to fair value) recognized in earnings during the quarter in accordance with SFAS 115 were not significant. As SFAS 115 requires trading securities to be classified as current assets, investments in preferred stock classified as noncurrent assets at 31 December 1993, are now classified as marketable securities. In addition, SFAS 115 requires sales and purchases of trading securities to be included in Cash Flows From Operating Activities. The net change in marketable securities had previously been reported as a component of Cash Flows From Investing Activities.

(G)   Earnings Per Share

      Earnings per share are computed from the weighted average number of common shares and equivalents outstanding during each period. Common share equivalents are attributable primarily to outstanding stock options. Because there is not a material difference between primary and fully diluted earnings per share, only fully diluted earnings per share are presented.

      On 4 March 1994, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend which was distributed on 11 April 1994 to shareholders of record on 21 March 1994. Accordingly, all references in the financial statements to number of shares and per share amounts have been restated to reflect the stock split.

(H)   Contingencies

Litigation

      The Company is a defendant in U.S. vs. Davis, et. al., a civil action in the Federal District Court for the Southern District of New York in which the U.S. Government alleges claims under the Civil False Claims Act. A judgment in favor of the Company was entered on 2 October 1992. The U.S. Government appealed the decision, and the U.S. Court of Appeals affirmed the judgment in part and reversed in part. The Appeals Court upheld the dismissal of the U.S. Government's claim that the Company submitted false data in its 1976 applications for construction differential subsidies for two Liquefied Natural Gas tankers, but reversed the dismissal of claims under the Civil False Claims Act. The Civil False Claims Act portion of the case was remanded to the District Court for further proceedings. The Company believes it has valid defenses to these claims, but in any event, the amount now at issue is not material to the Company's financial condition or results of operations.

      On 7 January 1991, the U.S. Navy terminated for default a contract with the Company and McDonnell Douglas Corporation (McDonnell Douglas) for the full-scale development of the U.S. Navy's A-12 aircraft. The Navy has demanded repayment of unliquidated progress payments. The Company and McDonnell Douglas have a claim pending against the U.S. Government in the Court of Federal Claims (see Note I).

      On 8 March 1993, a class action lawsuit, Berchin et al vs. General Dynamics Corporation and William A. Anders, was filed in the Federal District Court for the Southern District of New York. The suit alleges violations of various provisions of the Federal Securities Laws, fraud, negligent misrepresentation, and breach of fiduciary duty by the defendants with regard to disclosures made, or omitted, in the Company's tender offer completed in July 1992 and the subsequent divestiture of core businesses. The Company believes there is no liability in connection with this matter and intends to defend itself vigorously.

      The Company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The Company believes these proceedings, in the aggregate, are not material to the Company's financial condition or results of operations.

Environmental

      The Company is directly or indirectly involved in seventeen Superfund sites in which the Company, along with other major U.S. corporations, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (EPA) or a state environmental agency with respect to past shipments of hazardous waste to sites now requiring environmental cleanup.

      Chatham Brothers Barrel Yard is a hazardous waste disposal site located near Escondido, California. The California Department of Toxic Substances Control is overseeing a cleanup of the site pursuant to California state laws and is seeking to recover its costs from a variety of PRPs, including the Company and several other major corporations in the aerospace and petroleum industries. To date, California has incurred about $9 in costs, and estimates an additional $40 to $60 in investigation and remediation costs. Under the California equivalent of the federal Superfund law, all of the PRPs are jointly and severally liable to the State of California for these costs.

      The Casmalia Resources site is a former industrial waste disposal facility located near Santa Maria, California. Since March 1993, the Company and a large number of other PRPs have been negotiating with the EPA to fund and perform an environmental cleanup of this site. Site investigation studies are now just beginning, but estimates of total remediation costs have ranged from $30 to $150.

      The Company and the Corps of Engineers are negotiating over a Sec. 404 permit for the quarrying of possible wetlands property at Romeoville, Illinois. Limited operations are continuing at the site while the parties agree on the scope of future activities. The Corps of Engineers has indicated that restoration work may be required for past unpermitted activities.

      The Company formerly had a lime plant at Thornton, Illinois, on which site stands a large pile of lime flue dust, for which closure must be effected in accordance with applicable state regulations. The Company is performing ground water testing and exploring alternatives for closing the pile.

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

Other

      The Company was contingently liable for debt and lease guarantees and other arrangements aggregating up to a maximum of approximately $150 and $160 at 3 April 1994 and 31 December 1993, respectively. Approximately $45 of the $150 the Company was contingently liable for at 3 April 1994 has been assumed by the buyer of the Company's Space Launch Systems business.

      In connection with the sale of defense businesses, the Company remains contingently liable for performance by the purchaser of these businesses under contracts entered into with the U.S. Government. The Company believes the probability of any liability arising from this matter is remote. In addition, the sales agreements contain certain representations and warranties under which the purchasers have certain specified periods of time to assert claims against the Company. Some claims have been asserted which are material in amount, but the Company does not believe that its liability as a result of these claims will exceed the liabilities recorded at the time of the sales.

(I)   Termination of A-12 Aircraft Contract

      As stated above, on 7 January 1991, the U.S. Navy terminated the Company's A-12 aircraft contract for default. The Company's A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy's new carrier-based Advanced Tactical Aircraft. Both the Company and McDonnell Douglas were parties to the contract with the U.S. Navy and each had responsibility to the U.S. Navy for performance under the contract. Also, the Company and McDonnell Douglas are parties to a teaming agreement in which profits and losses under the contract are shared equally. The Company and McDonnell Douglas remain jointly and severally liable to the U.S. Navy under the A-12 contract for any potential liabilities arising out of the termination.

      In February 1991, the U.S. Navy demanded repayment of unliquidated progress payments in the approximate amount of $1,400 from the Company and McDonnell Douglas, but agreed to defer collection pending resolution of the termination dispute. Terms of the deferment agreement include a requirement for the contractors to maintain sufficient assets or available credit to pay the unliquidated progress payments plus any accrued interest. The Company and McDonnell Douglas are also required to notify the U.S. Navy prior to any special distributions to shareholders or repurchase of a material amount of its stock. Except for default or a violation of one of the terms on financial responsibility, the U.S. Navy has agreed not to seek to terminate the deferment agreement prior to 21 July 1994, during which time settlement negotiations will be pursued.

      The Company and McDonnell Douglas filed a complaint on 7 June 1991 in the U.S. Court of Federal Claims to contest the default termination. The suit, in effect, seeks to convert the termination for default to a termination for convenience of the U.S. Government, and seeks other legal and equitable relief. In the aggregate, the Company and McDonnell Douglas seek to recover payment for all costs incurred in the A-12 program and its termination, including interest. The total amount sought, as updated through the first quarter of 1994, is approximately $1,900, over and above amounts previously received from the U.S. Navy.

      The trial on Count XVII of the complaint, which relates to the propriety of the termination for default, was concluded in October 1993. In December 1993, the Court issued preliminary findings of fact which appear to favor the Company and McDonnell Douglas. A Trial on Count I, which alleges that the Department of Defense failed to make a risk reduction determination before entering into a fixed price development contract, as required by Sec. 8118 of
the 1988 Defense Appropriations Act, is scheduled to begin 6 June 1994.   The
Court does not imtend to issue a decision on any counts before 21 July 1994, during which time other counts in the complaint will be prepared for decision. The Company believes that ultimately it will be found not to have been in default of the contract.

      As a result of the termination, the Company has fully reserved the contracts in process balance associated with the A-12 program and has recognized the Company's estimated termination liabilities. The Company has neither recognized any claim revenue from the U.S. Navy, nor any potential return of unliquidated progress payments to the U.S. Navy.

      In the unlikely event that the Company and McDonnell Douglas are ultimately found to be in default of the A-12 contract, additional losses of approximately $650 (before tax) may be recognized by the Company. This estimated additional loss is based upon certain assumptions which are periodically reviewed by the Company and McDonnell Douglas. This estimate does not include interest that may ultimately be payable to the U.S. Government as provided by the deferment agreement.


                      GENERAL DYNAMICS CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              3 April 1994
             (Dollars in millions, except per share amounts)

BUSINESS ENVIRONMENT

      The Company's primary business has historically been supplying weapons systems to the U.S. Government. In 1990, U.S. defense budgets, which had been declining since 1985, began falling sharply in response to the end of the Cold War. Management realized early on that the budget declines were structural in that, for the foreseeable future, there would be fewer new weapons systems required which would result in excess capacity in the industry. Accordingly, Management believed there would be a necessary contraction and consolidation of the U.S. defense industry. To date, Management's analysis of these developments has proven to be true as evidenced by declines, in real terms, in the defense budget and by the number of industry combinations in recent years.

      As an early response to this changing business environment and the Company's then weakened financial position, management initiated in 1991 a program to improve business performance, restore financial strength, substantially refocus corporate strategy and, through incentives, reorient the corporate culture towards shareholder value. This program required the Company's major businesses to be number one or number two in their markets and have "critical mass" - the appropriate size to retain key capabilities and ensure economies of scale. Management sought to have its businesses meet these criteria either within the Company or as part of other companies through mergers, joint ventures, acquisitions, or sales of businesses if necessary. Management also decided to sell peripheral businesses whenever appropriately valued transactions could be negotiated.

      To accomplish this program, the Company strengthened certain of its defense-related businesses through their sale to other companies, the most recent being the sale of its Space Launch Systems business to Martin Marietta Corporation. In addition, the Company's continuing operations are demonstrating improved profitability, productivity and cash flows. These steps restored the Company's financial strength permitting the repayment of approximately $600 in debt, a recapitalization effected by the purchase of $960 of the Company's common stock through a tender offer, and the tax-advantaged distribution to shareholders of $1,531 pursuant to the Company's formal plan of contraction. Even after these actions, the Company had a cash and marketable securities balance of $711 at 3 April 1994.

      The Company's principal continuing operations - Nuclear Submarines and Armored Vehicles - have been identified as critical to the U.S. Defense Industrial Base by the Department of Defense (DoD). Programs are being implemented by the DoD to help preserve their key capabilities, although at significantly reduced procurement rates. Accordingly, in the absence of significant changes in world political and economic conditions, the Company is seeking to supplement volumes in both businesses. Additional volume could come from expanded involvement in overhaul, upgrade and modification work. Management is also seeking to broaden its domestic base of armored vehicle and related electronic systems integration programs, as well as to further expand the export of these goods and services.

      Going forward, Management is continuing to focus on shareholder value and is aggressively re-engineering the cost structures of all operations to enhance their competitive positions by creating highly efficient businesses capable of operating profitably at significantly lower volumes. In addition, the Company continues to explore ways to utilize its financial capacity to strengthen continuing operations through both internal and external investments. Accordingly, Management is considering the benefits of corporate business combinations and financial restructuring options to further enhance the value of the Company.

RESULTS OF OPERATIONS

      The following table sets forth the Net Sales and Operating Earnings by business segment for the three month periods ending 3 April 1994 and 4 April 1993:

                           Three Month Period
                                           Inc/
                           1994    1993    (Dec)
NET SALES:
Nuclear Submarines        $ 443   $ 450   $ (7)
Armored Vehicles            307     361    (54)
Other                        50      47       3

                          $ 800   $ 858   $(58)

OPERATING EARNINGS:
Nuclear Submarines        $  46   $  30   $  16
Armored Vehicles             32      58    (26)
Other                         2       2       -

                          $  80   $  90   $(10)


NUCLEAR SUBMARINES

      Operating earnings increased due to increased earnings on all three construction programs. During 1993, cost re-engineering efforts allowed the Company to increase the earnings rate on the SSN 688 and Trident programs and begin recognition of earnings on the Seawolf program. In addition, the Company increased the earnings rate on the SSN 688 and Trident programs in the first quarter of 1994 due to continuing cost reduction efforts.

      Based on the Company's existing backlog and absent an increase in the DoD's current procurement rate, the Company will not be able to sustain its current level of construction revenues. The Company is encouraged by the DoD "Bottom-Up Review" which recommended construction of a third Seawolf and the new attack submarine, as well as designated the Company's Electric Boat Division as the shipyard to preserve the submarine industrial base. However, unless the Company is awarded a third Seawolf construction contract and other related government business, the current backlog is insufficient to sustain operation of the Company's facilities until construction begins on the new attack submarine, which is not expected until the end of this decade.

ARMORED VEHICLES

      Net sales and operating earnings decreased due to the absence of nonrecurring revenue recognized in the first quarter of 1993. The nonrecurring revenue, which totaled approximately $24, related primarily to the recognition of earnings on the Egyptian Tank Plant contract and various completed engineering contracts. Sales and operating earnings also decreased due to the completion of the "Fox" Nuclear, Biological and Chemical Reconnaissance vehicle program in the fourth quarter of 1993.

      Although total M1 volume did not change significantly year over year, the level of activity on certain contracts did change. Domestic M1A1 production was completed in the second quarter of 1993. The absence of M1A1 production in 1994 was largely offset by long-lead activity on M1A2 tanks for Kuwait and a slight increase in activity year over year on M1A2 tanks for Saudi Arabia. Long-lead activity began in 1994 on the U.S. Government's M1A2 upgrade program, with production expected to begin later this year. Although this program is projected to run through the turn of the century, the procurement rate is expected to be significantly less than that of previous domestic tank production programs. Based on the Company's existing orders and absent an increase in the DoD's current procurement rate, the Company will not be able to sustain its current level of M1 revenues if additional foreign orders are not received.

      In April 1994, the Company was awarded a contract by the U.S. Army for the procurement of 11,369 Single Channel Ground and Airborne Radio System (SINCGARS) radios. This award represents approximately a 40% share of the Fiscal Year 1994 dual-source competitive procurement.

INTEREST, NET

      Interest income (net of interest expense) decreased due to the significant decrease in cash and marketable securities since the first quarter of 1993 resulting from the payment of approximately $1.5 billion for the three special distributions to shareholders during 1993.

ACCOUNTING CHANGE

      The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of 1 January 1994. Accordingly, the Company determined all of its investments currently held in debt and equity securities are trading securities as defined by SFAS 115 and as such are reported at fair value (see Note F to the Consolidated Financial Statements for further discussion). The adoption of SFAS 115 did not have a significant impact on the Company's financial condition or results of operations.

DISCONTINUED OPERATIONS

      Discontinued operations reported no earnings for the first quarter of 1994 compared to a loss of $25, or $.39 per share, for the first quarter of 1993. The increase in earnings is due primarily to the absence of the loss recognized by the Space Launch Systems business in the first quarter of 1993. No additional losses from operations are anticipated in 1994 prior to the disposal of the remaining discontinued operations.

      In March 1993, the Company completed the sale of its Tactical Military Aircraft business to Lockheed Corporation, recognizing a gain on disposal of $645, or $10.23 per share, net of income taxes of $331.

      In the first quarter of 1994, the Company closed the sales of the lime, brick and a portion of the concrete pipe operations of its Material Service business. No gains or losses were recognized on the sales.

      On 1 May 1994, the Company closed the sale of its Space Launch Systems business to Martin Marietta Corporation for $209 in cash. The Company expects to recognize a gain on disposal in the second quarter of 1994.

EARNINGS PER SHARE

      On 4 March 1994, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend. Accordingly, earnings per share have been adjusted to give retroactive recognition to the stock split for all periods presented.


FINANCIAL CONDITION

OPERATING ACTIVITIES

      Net cash provided by continuing operations decreased year over year due primarily to the change in classification of the net sales and purchases of marketable securities. As previously stated, the Company adopted SFAS 115 as of 1 January 1994. As defined in SFAS 115, the Company has determined its current investments in marketable securities are trading securities and, as such, the net change in marketable securities (excluding the reclassification of investments in preferred stock) is included in Cash Flows From Operating Activities on the 1994 Consolidated Statement of Cash Flows. Prior to the adoption of SFAS 115, the net sales and purchases of marketable securities were reported as a component of Cash Flows From Investing Activities. Also contributing to the decrease year over year, first quarter 1994 cash flows include the net impact of option exercises, including payment of previously deferred compensation and related withholding taxes.

      For purposes of preparing the Consolidated Statement of Cash Flows, Federal income tax payments are allocated between continuing and discontinued operations based on the portion of taxable income attributed to each. First quarter 1994 net cash provided by continuing operations includes $22 of allocated tax payments. No tax payment was made in the first quarter of 1993.

      As previously reported, the Company's A-12 aircraft contract was terminated for default by the U.S. Navy in January 1991. In February 1991, the U.S. Navy demanded repayment of the unliquidated progress payments made under the contract, but agreed to defer collection pending resolution of the termination dispute, which is in litigation. For further discussion of the A-12 termination and terms of the deferment agreement, see Note I to the Consolidated Financial Statements.

      For a discussion of environmental matters and other contingencies, see Note H to the Consolidated Financial Statements. The Company does not deem its liability, in the aggregate, with respect to these matters to be material to the Company's financial condition or results of operations.

      Net cash provided by discontinued operations increased year over year due primarily to customer deposits received by the Company's Space Launch Systems business, a portion of which is expected to be paid to Martin Marietta in the third quarter of 1994 in accordance with the terms of the sales agreement. Included in the net cash provided by discontinued operations on the Consolidated Statement of Cash Flows are the investing and financing activities of the discontinued businesses, as well as allocable portions of the Company's Federal income tax payments.

INVESTING ACTIVITIES

      As previously discussed, the Company sold its Tactical Military Aircraft business to Lockheed Corporation for $1,525 in cash in March 1993. In addition, the Company received $50 in March 1994 from the sales of the lime, brick and a portion of the concrete pipe operations of its Material Service business. The proceeds from these transactions are reported as proceeds from sale of discontinued operations in the Consolidated Statement of Cash Flows.

FINANCING ACTIVITIES

      The Company's Board of Directors increased regular quarterly dividends on the Company's common stock from $0.20 to $0.30 per share and from $0.30 to $0.35 per share, adjusted for the previously discussed stock split, in
September 1993 and March 1994, respectively.   These increases reflect the
Board's confidence in the sustainability of strong cash flows generated by the Company's continuing businesses.

      The Company expects to generate sufficient funds from operations to meet both its short and long-term liquidity needs. In addition, the Company has the capacity for long-term borrowings and has a committed, short-term $850 line of credit. The line of credit expires in May 1994 at which time the Company anticipates renewing the line.


                                 PART II

                      GENERAL DYNAMICS CORPORATION

                            OTHER INFORMATION

                              3 April 1994

 Item 1.   Legal Proceedings

           Reference is made to Note H, Contingencies, which is incorporated herein by reference, for a statement relevant to activities in the quarter covering certain litigation to which the Company is a party.

 Item 6.   Exhibits and Reports on Form 8-K

   (a)     Exhibits

          Exhibit 10-24, Asset Purchase Agreement, dated 22 December 1993, between the Company and Martin Marietta Corporation

           Exhibit 11, Statement Re Computation of Per Share Earnings

   (b)     Reports on Form 8-K

           On 3 January 1994, the Company reported to the Securities and Exchange Commission that on 22 December 1993 the Company and Martin Marietta Corporation announced that they had reached a definitive agreement for the purchase of the Company's Space Systems Division by Martin Marietta.


                                SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               GENERAL DYNAMICS CORPORATION


                             by Michael J. Mancuso
                                Corporate Vice President and Controller
                                (Principal Accounting Officer)





Dated May 12, 1994