Form 10-K/A
period 1993-12-31
GENERAL DYNAMICS CORP
filed 1994-06-29
CIK 40533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                    AMENDMENT TO APPLICATION OR REPORT FILED
                     PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          GENERAL DYNAMICS CORPORATION

                                AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1993 Annual Report on Form 10-K as set forth in the pages attached hereto.

        Index to Exhibits

        Exhibit 99(d), Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan.

        Exhibit 99(e), Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees Savings and Stock Investment Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GENERAL DYNAMICS CORPORATION

                                                  By   /s/ E. A. KLOBASA
                                                      E. A. Klobasa
                                                        Secretary

June 29, 1994

                               INDEX TO EXHIBITS

 Note           Exhibit
Number          Number                                        Description
- - ------          ------                                        -----------
 (14)          2           --Asset Purchase Agreement, dated 8 December 1992, between the Company and
                             Lockheed Corporation
 (13)          3-1A        --Restated Certificate of Incorporation, effective 21 May 1991
  (9)          3-1B        --Rights Agreement, dated as of 1 February 1989, between the Company and
                             Bankers Trust Company
 (15)          3-1C        --Amendment, dated 1 August 1992, to Rights Agreement between the Company and
                             Bankers Trust Company appointing First Chicago Trust Company of New York
                             Successor Rights Agent
 (13)          3-2         --Bylaws as amended and restated 11 March 1992
               3-2A        --Bylaws as amended effective 5 May 1993
  (1)          10-1A       --Amendment of Mining Leases between American National Bank and Trust of Chicago,
                             Trustee, and La Salle National Bank, Trustee, to Freeman Coal Mining
                             Corporation, dated 1 January 1960
  (1)          10-1B       --Amendatory Agreement between Freeman United Coal Mining Company and American
                             National Bank and Trust Company, as Trustee, and La Salle National Bank, as
                             Trustee, dated 1 January 1975
  (7)          10-3        --Facilities Contract N-00024-87-E-5409 between the United States and the Company as amended, relating to facilities at Pomona, California, dated 13 March 1987
 (10)          10-3A       --Modifications #A0013, A0014, P00001 to Facilities Contract N00024-87-E-5409
  (1)          10-4A       --Facilities Contract F33657-83-E-2119 between the United States and the Company, as amended, relating to Air Force Plant 19, San Diego, California, dated 1 July
                             1983
 (12)          10-4B       --Modification #P00014 to Facilities Contract F33657-83-E-2119
  (1)          10-4C       --Lease between San Diego Unified Port District and the Company relating to facilities at Lindbergh Field, San Diego, California, dated 9 October 1979
  (1)          10-4D       --Lease Amendment between San Diego Unified Port District and the Company relating to facilities at Lindbergh Field, San Diego, California, dated 2 August 1983
  (3)          10-5A       --General Dynamics Corporation Stock Option Plan adopted effective 1 January 1971
  (8)          10-6A       --General Dynamics Corporation Incentive Compensation Plan adopted 3 February
                             1988, approved by the shareholders on 4 May 1988
 (12)          10-6B       --General Dynamics Corporation Incentive Compensation Plan (as amended), approved by shareholders on 1 May 1991
 (13)          10-6E       --General Dynamics Corporation Gain/Sharing Plan as terminated 3 December 1991.
 (13)          10-6F       --Stock Purchase Agreement, dated 1 November 1991, by and between the Company and
                             CSC Domestic Enterprises, Inc.
 (13)          10-6G       --Stock Purchase Agreement, dated 20 January 1992, between the Company and
                             Textron, Inc.
  (2)          10-7A       --Facilities Contract DAA307-79-C-0143 dated 19 June 1979 between the Company's
                             General Dynamics Land Systems Inc. subsidiary and the United States relating to the Company's facilities at the Detroit Arsenal Tank Plant, Warren, Michigan
  (4)          10-7A-1     --1984 modifications to Facilities Contract DAAE07-79-C-0143
  (8)          10-7A-2     --Modifications #A00018, P00071, P00072, P00075, P00077, P00078, P00081,
                             P00083-P00088 to Facilities Contract DAAE07-79-C-0143
 (12)          10-7A-3     --1990 Modifications to Facilities Contract DAAE07-79-C-0143
                             Modifications #A00040 - 00047, P00117-00131
  (3)          10-7B       --Facilities Contract DAAE07-82-E-0006, dated 23 April 1982 between the Company's
                             General Dynamics Land Systems Inc. subsidiary and the United States relating to
                             Government-owned facilities at the Lima Army Tank Plant, Lima, Ohio and the
                             Detroit Arsenal Tank Plant, Warren, Michigan, pertaining to the M-1 tank
  (4)          10-7B-1     --1984 modifications to Facilities Contract DAAE07-82-E-0006
  (5)          10-7B-2     --1985 modifications to Facilities Contract DAAE07-82-E-0006
  (8)          10-7B-3     --Modifications A00026-A00033, P00041, P00048-P00058 to Facilities Contract
                             DAAE07-82-E-0006

 Note    Exhibit
Number   Number                                    Description
- - ------   -------                                   -----------
(12)     10-7B-4    --1990 Modifications to Facilities Contract DAAE07-82-E-0006
                      Modifications #A00041 - 00043, P00081-00087
(4)      10-7C-2    --Facilities Contract DAAE07-83-E-A001 dated 29 August 1983 and 1984 modifications between the Company's General Dynamics Land Systems Inc. subsidiary and the
                      United States relating to Government owned facilities and equipment located at the Company's facility at Sterling Heights, Michigan
(12)     10-7C-3    --1990 Modifications to Facilities Contract DAAE07-83-E-A0001, Modification P0010
(3)      10-7D      --Facilities Contract DAAE07-83-E-A007 dated 29 January 1983 between the Company's
                      General Dynamics Land Systems Inc. subsidiary and the United States relating to
                      Government-owned facilities at the Scranton Defense Plant, Eynon, Pennsylvania
(4)      10-7D-1    --1984 modifications to Facilities Contract DAAE07-83-E-A007
(5)      10-7D-2    --1985 modifications to Facilities Contract DAAE07-83-E-A007
(8)      10-7D-3    --Modifications #A00003, A00008, A00009, A00010, P00023-P00031 to Facilities
                      Contract DAAE07-83-E-A007
(12)     10-7D-4    --1990 Modifications to Facilities Contract DAAE07-83-E-A007, Modifications
                      P0051-P0062
(12)     10-7E      --Facilities Contract DAAE07-90-E-A001 dated 24 June 1990 between the Company's
                      General Dynamics Land Systems Inc. subsidiary and the United States relating to the Company's facilities at the Lima Army Tank Plant, Lima, Ohio
(12)     10-7E-1    --1990 Modifications to Facilities Contract DAAE07-90-E-A001
                      Modifications #A00001-00004, P00001, P00002
(12)     10-7F      --Facilities Contract DAAE07-91-E-A002 dated 21 December 1990 between the
                      Company's General Dynamics Land Systems Inc. subsidiary and the United States relating to the Company's facilities at the Detroit Arsenal Tank Plant, Warren,
                      Michigan
(5)      10-8A      --General Dynamics Corporation Retirement Plan for Directors adopted 6 March 1986
(6)      10-8E      --Employment Agreement between the Company and David S. Lewis dated 21 October
                      1982, as last amended on 6 June 1985
(10)     10-9       --Facilities Contract N00024-87-E-5417 between the United States and the Company relating to facilities at Rancho Cucamonga, California
(11)     10-12      --Employment Agreement dated as of 22 September 1989 between the Company and
                      William A. Anders
(11)     10-13      --Indenture of Lease dated 1 January 1986 by and between State of Rhode Island and
                      Providence Plantations and Rhode Island Port Authority and Economic Development
                      Corporation and the Company
(11)     10-14      --Lease Agreement dated 28 November 1978 as amended 15 January 1989 between Rhode
                      Island Port Authority and Economic Development Corporation and the Company
(15)     10-15      --Asset Purchase Agreement, dated 8 May 1992, between the Company and Hughes
                      Aircraft Company
(15)     10-16      --Separation Agreement between the Company and William A. Anders dated as of 17
                      March 1993
(15)     10-17      --Separation Agreement between the Company and Harvey Kapnick dated as of 17 March
                      1993
(15)     10-18      --Employment Agreement between the Company and James R. Mellor dated as of 17
                      March 1993
(15)     10-19      --Separation Agreement between the Company and Lester Crown dated as of 15 March
                      1993
(15)     10-20      --Agreement between the Company and James J. Cunnane dated as of 16 March 1993
(15)     10-21      --Form of Agreement entered into between the Company and Corporate Officers who are retiring or being released from employment with the Company
(15)     10-22      --Form of Agreement entered into between the Company and Corporate Officers who are being retained in employment with the Company
         10-23      --Employment agreement between the Company and Nicholas D. Chabraja, dated
                      3 February 1993 as amended 22 December 1993

 Note          Exhibit
Number         Number                                        Description
- - ------         ------
              11          --Statement re computation of per share earnings
              13          --1993 Shareholder Report (pages 12-34)
              21          --Subsidiaries
              23          --Consent of Arthur Andersen & Co.(See Item 14 of this Report)
              24-A        --Powers of Attorney of the Board of Directors
              24-B        --Power of Attorney of J. Steven Keate, Principal Financial and Accounting Officer
              99(d)       --1993 Annual Report on Form 11-K for the General Dynamics Corporation Savings and
                            Stock Investment Plan
              99(e)       --1993 Annual Report on Form 11-K for the General Dynamics Corporation Hourly
                            Employees Savings and Stock Investment Plan

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

(16)        Filed as an exhibit to the Company's annual report on Form 10-K for the year ending 31 December 1993 and filed with the Commission on 29 March 1994 and incorporated herein by reference.

