Form 10-Q
period 1994-07-03
GENERAL DYNAMICS CORP
filed 1994-08-10
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q


          (Mark One)
               x  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended 3 July 1994

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $1 par value - 31 July 1994                  63,080,147

                          GENERAL DYNAMICS CORPORATION

                                      INDEX








PART I -   FINANCIAL INFORMATION                                       PAGE

Item 1 -   Consolidated Financial Statements

           Unaudited Consolidated Balance Sheet                           3

           Unaudited Consolidated Statement of Earnings               4 & 5

           Unaudited Consolidated Statement of Cash Flows                 6

           Notes to Unaudited Consolidated Financial Statements           7

Item 2 -   Management's Discussion and Analysis                          12

PART II -  OTHER INFORMATION

Item 1 -   Legal Proceedings                                             17

Item 4 -   Submission of Matters to a Vote of Security Holders           17

Item 6 -   Exhibits and Reports on Form 8-K                              17

SIGNATURE                                                                18

                                     PART I

                          GENERAL DYNAMICS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)

                              (Dollars in millions)


                                                      3 July     31 December
ASSETS                                                 1994          1993

CURRENT ASSETS:
Cash and equivalents                                $    129      $     94
Marketable securities                                    859           491
                                                         988           585
Accounts receivable                                       77            62
Contracts in process                                     352           442
Net assets of discontinued operations                    101           303
Other current assets                                     270           262
Total Current Assets                                   1,788         1,654

NONCURRENT ASSETS:
Leases receivable - finance operations                   229           236
Real estate held for development                         129           142
Property, plant and equipment, net                       286           302
Other assets                                             281           301
Total Noncurrent Assets                                  925           981
                                                    $  2,713      $  2,635

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses               $    525      $    566
Other current liabilities                                208           209
Total Current Liabilities                                733           775

NONCURRENT LIABILITIES:
Long-term debt                                            40            38
Long-term debt - finance operations                      151           163
Other liabilities                                        539           482
Total Noncurrent Liabilities                             730           683

SHAREHOLDERS' EQUITY:
Common stock, including surplus
   (shares issued 84,387,336)                             86            92
Retained earnings                                      1,791         1,709
Treasury stock (shares held 1994, 21,312,313;
   1993, 21,823,824)                                   (627)         (624)
Total Shareholders' Equity                             1,250         1,177
                                                    $  2,713      $  2,635





The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)

                                                      Three Months Ended
                                                    3 July         4 July
                                                     1994            1993
NET SALES                                          $    820       $   774

OPERATING COSTS AND EXPENSES                            738           709

OPERATING EARNINGS                                       82            65

Interest, net                                             3            12
Other income, net                                         1            19

EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                   86            96

Provision for income taxes                               30            33

EARNINGS FROM CONTINUING OPERATIONS                      56            63

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
Loss from operations                                      -           (2)
Gain on disposal                                         15             -
                                                         15           (2)

NET EARNINGS                                       $     71       $    61

NET EARNINGS PER SHARE:

Continuing operations                              $    .88       $  1.00
Discontinued operations:
   Loss from operations                                   -         (.03)
   Gain on disposal                                     .24             -
                                                   $   1.12       $   .97
WEIGHTED AVERAGE SHARES AND EQUIVALENTS
   OUTSTANDING (in millions)                           63.5          63.1

DIVIDENDS PER SHARE (excluding
   special distribution)                           $    .35       $   .20

SUPPLEMENTAL INFORMATION:
   General and administrative expenses included
     in operating costs and expenses               $     45       $    63






The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)


                                                       Six Months Ended
                                                    3 July         4 July
                                                     1994            1993

NET SALES                                          $  1,620       $ 1,632

OPERATING COSTS AND EXPENSES                          1,458         1,477

OPERATING EARNINGS                                      162           155

Interest, net                                             6            22
Other income, net                                         3            20

EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                  171           197

Provision for income taxes                               60            67

EARNINGS FROM CONTINUING OPERATIONS                     111           130

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
Loss from operations                                      -          (27)
Gain on disposal                                         15           645
                                                         15           618
NET EARNINGS                                       $    126       $   748

NET EARNINGS PER SHARE:

Continuing operations                              $   1.74       $  2.06
Discontinued operations:
Loss from operations                                      -         (.43)
Gain on disposal                                        .24         10.22
                                                   $   1.98       $ 11.85
WEIGHTED AVERAGE SHARES AND EQUIVALENTS
   OUTSTANDING (in millions)                           63.6          63.1

DIVIDENDS PER SHARE (excluding
   special distribution)                           $    .70       $   .40

SUPPLEMENTAL INFORMATION:
   General and administrative expenses included
     in operating costs and expenses               $    103       $   127



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)

                              (Dollars in millions)
                                                       Six Months Ended
                                                    3 July         4 July
                                                     1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                       $    126      $    748
Adjustments to reconcile net earnings to net
   cash provided (used) by continuing operations -
Discontinued operations                                (15)         (618)
Depreciation, depletion and amortization                 20            29
Decrease (Increase) in --
   Marketable securities                              (318)             -
   Accounts receivable                                 (15)          (12)
   Contracts in process                                  90            55
   Leases receivable - finance operations                 7             6
   Other current assets                                (10)             1
Increase (Decrease) in -
   Accounts payable and other
      current liabilities                              (53)          (71)
   Current income taxes                                  18           149
   Deferred income taxes                                (8)          (82)
Other, net                                             (23)             5
Net cash provided (used) by
   continuing operations                              (181)           210
Net cash provided (used) by
   discontinued operations                               17         (324)
Net Cash Used by Operating Activities                 (164)         (114)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations           259         1,534
Proceeds from sale of investments
   and other assets                                       4            23
Marketable securities, net                                -         (124)
Purchases of investments                                  -          (30)
Capital expenditures                                   (10)           (7)
Net Cash Provided by Investing Activities               253         1,396

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                         (40)          (24)
Repurchase of stock                                    (19)             -
Repayment of long-term debt -
   finance operations                                  (12)           (5)
Repayment of long-term debt                             (1)         (100)
Special distributions                                     -         (612)
Proceeds from option exercises                           14             5
Other                                                     4             -
Net Cash Used by Financing Activities                  (54)         (736)

NET INCREASE IN CASH AND EQUIVALENTS                     35           546
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              94           511
CASH AND EQUIVALENTS AT END OF PERIOD              $    129      $  1,057

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAYMENTS FOR:
Federal income taxes                               $     71      $    170
Interest                                                 10            17

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)

(A)   Basis of Preparation

      The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended 3 July 1994 are not necessarily indicative of the results that may be expected for the year ended 31 December 1994. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended 31 December 1993.

      Effective 1 January 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as described in Note F.

      In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals, except for the adjustments discussed in Notes B and C and the Results of Operations section of the Management's Discussion and Analysis of the Results of Operations and Financial Condition) necessary for a fair statement of the results for the three and six month periods ended
3 July 1994 and 4 July 1993.

(B)   Discontinued Operations

      The operating results of discontinued operations are summarized below:

                                 Second Quarter             First Half
                                1994        1993         1994         1993
Net sales                     $   222     $   218      $   378     $   851

Loss before income taxes      $     -     $   (2)      $     -     $  (39)

Credit for income taxes             -           -            -        (12)

Net loss                      $     -     $   (2)      $     -     $  (27)

     Per Share                $     -     $ (.03)      $     -     $ (.43)

      On 1 July 1994, the Company and McDonnell Douglas Corporation (McDonnell Douglas) announced an agreement to terminate their contract for the production of fuselage sections for the MD-11 jetliner. Under the agreement, the responsibility for production of fuselages will be transferred from the Company's Commercial Aircraft Subcontracting business to McDonnell Douglas with the delivery of the 166th shipset in early 1996. Also as part of the agreement, all previous unnegotiated contract changes were settled. The agreement is not expected to have a significant impact on the Company's financial condition or results of operations. The Company's Commercial Aircraft Subcontracting business will seek no new business and will cease operations after the completion of its obligations under this agreement.

      On 1 May 1994, the Company closed the sale of its Space Launch Systems business to Martin Marietta Corporation for $209 in cash. The Company recognized a gain on disposal of $15, or $ .24 per share, net of income taxes of $8.

      During the first quarter of 1994, the Company closed the sales of the lime, brick and a portion of the concrete pipe operations of its Material Service business for a total of $50 in cash. No gains or losses were recognized on the sales.

      During the first quarter of 1993, the Company closed the sale of its Tactical Military Aircraft business to Lockheed Corporation for $1,525 in cash. The Company recognized a gain on disposal of $645, or $10.22 per share, net of income taxes of $331. Any liabilities associated with the terminated A-12 aircraft program (see discussion at Note I ) have been retained by the Company.

      The Company has recorded liabilities for contingencies retained by the Company as part of the aforementioned transactions. These liabilities include retiree medical obligations prior to the adoption of SFAS 106, environmental, legal and the estimated cost of facility dispositions and other restructuring actions contemplated as a result of the Company's decision to sell these businesses. These liabilities are included in other noncurrent liabilities on the Consolidated Balance Sheet.

      The net assets of discontinued operations are summarized below:

                                                3 July           31 December
                                                 1994                1993
Current assets                                  $   104          $  1,429
Noncurrent assets                                   131               185
 Total Assets                                   $   235          $  1,614

Current liabilities                             $    93          $  1,280
Noncurrent liabilities                               41                31
 Total Liabilities                              $   134          $  1,311

Net Assets                                      $   101          $    303

(C)   Corporate Office Reorganization

      In March 1993, the Company announced a reorganization of its Corporate Office as a result of the contraction of the Company. The reorganization included changes in senior management and reductions in corporate staff. During the first quarter of 1993, the Company recognized the estimated total cost of these actions of approximately $75 (before tax). As a substantial amount of these costs are directly related to the Company's decision to sell certain businesses, they were charged to previously established liabilities for discontinued operations. Consequently, these actions did not have a material impact on the Company's results of operations.

(D)   Liabilities

      A summary of significant liabilities, by balance sheet caption, follows:

                                                3 July           31 December
                                                 1994                1993
Accounts payable                                $   135          $    157
Accrued workers' compensation                       166               174
Accrued salaries and wages                           59                71
Other                                               165               164
   Accounts Payable and Accrued Expenses        $   525          $    566

A-12 termination liability and legal fees       $    45          $     57
SINCGARS loss provision                              28                48
Other                                               135               104
   Other Current Liabilities                    $   208          $    209

                                                3 July           31 December
                                                 1994                1993
Accrued costs on disposed businesses            $   330          $    239
Coal mining related liabilities                      70                74
Other                                               139               169
   Other Liabilities                            $   539          $    482

(E)   Income Taxes

      The Company had a net deferred tax asset of $328 and $320 at 3 July 1994 and 31 December 1993, the current portion of which was $205 and $214, respectively, and was included in other current assets on the Consolidated Balance Sheet. No valuation allowance was required for the Company's deferred tax assets as of 3 July 1994 and 31 December 1993.

      As previously reported, certain issues related to the Internal Revenue Service (IRS) audit of the Company's consolidated Federal income tax returns for the years 1977 through 1986 were not resolved at the administrative level. Accordingly, in July 1994, the Company received from the IRS a Statutory Notice of Deficiency which the Company will contest in the U.S. Tax Court. The resolution of the Tax Court litigation is not expected to have a material impact on the Company's financial condition or results of operations.

(F)   Investment Accounting

      The Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of 1 January 1994. The Company determined all of its investments currently held in debt and equity securities are trading securities as defined by SFAS 115 and as such are reported at fair value. Unrealized holding gains and losses (the adjustment to fair value) recognized in earnings in accordance with SFAS 115 in 1994 were not significant. As SFAS 115 requires trading securities to be classified as current assets, investments in preferred stock classified as noncurrent assets at 31 December 1993 are now classified as marketable securities. In addition, SFAS 115 requires sales and purchases of trading securities to be included in Cash Flows From Operating Activities. The net change in marketable securities had previously been reported as a component of Cash Flows From Investing Activities.

(G)   Earnings Per Share

      Earnings per share are computed from the weighted average number of common shares and equivalents outstanding during each period. Common share equivalents are attributable primarily to outstanding stock options.
Because there is not a material difference between primary and fully diluted earnings per share, only fully diluted earnings per share are presented.

      On 4 March 1994, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend which was distributed on 11 April 1994 to shareholders of record on 21 March 1994. Accordingly, all references in the financial statements to number of shares and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.

(H)   Contingencies

Litigation

      On 7 January 1991, the U.S. Navy terminated for default a contract with the Company and McDonnell Douglas for the full-scale development of the U.S. Navy's A-12 aircraft. The U.S. Navy has demanded repayment of unliquidated progress payments. The Company and McDonnell Douglas have a claim pending against the U.S. Government in the Court of Federal Claims (see Note I).

      On 8 March 1993, a class action lawsuit, Berchin et al vs. General Dynamics Corporation and William A. Anders, was filed in the Federal District Court for the Southern District of New York. The suit alleges violations of various provisions of the Federal Securities Laws, fraud, negligent misrepresentation, and breach of fiduciary duty by the defendants with regard to disclosures made, or omitted, in the Company's tender offer completed in July 1992 relating to the subsequent divestiture of core businesses. The Company believes there is no liability in connection with this matter and intends to defend itself vigorously.

      The Company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The Company believes these proceedings, in the aggregate, are not material to the Company's financial condition or results of operations.

Environmental

      The Company is directly or indirectly involved in sixteen Superfund sites in which the Company, along with other major U.S. corporations, has been designated a potentially responsible party (PRP) by the U.S.
Environmental Protection Agency (EPA) or a state environmental agency with respect to past shipments of hazardous waste to sites now requiring environmental cleanup.

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

      The Company has defenses to liability in some cases, and in other cases the Company is acting to mitigate and minimize its potential liability. The Company is participating in steering committees and taking other actions to establish its percentage liability on an allocated and sharing basis with other PRPs. Although the Company's involvement and the extent of the remediation varies from site to site, the Company believes, based upon an analysis of each site, that its liability will not exceed the recorded liability for the sites by an amount deemed material to the financial condition or results of operations of the Company.

Other

      The Company was contingently liable for debt and lease guarantees and other arrangements aggregating up to a maximum of approximately $105 and $160 at 3 July 1994 and 31 December 1993, respectively.

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

      In February 1991, the U.S. Navy demanded repayment of unliquidated progress payments in the approximate amount of $1,400 from the Company and McDonnell Douglas, but agreed to defer collection pending resolution of the termination dispute. Terms of the deferment agreement include a requirement for the contractors to maintain sufficient assets or available credit to pay the unliquidated progress payments plus any accrued interest. The Company and McDonnell Douglas are also required to notify the U.S. Navy prior to any special distributions to shareholders or repurchase of a material amount of its stock. Pursuant to a Court order, the U.S. Navy was precluded from terminating the deferment agreement prior to 21 July 1994. Even though the date has passed, the Company does not believe the U.S. Navy will seek to terminate the deferment agreement.

      The Company and McDonnell Douglas filed a complaint on 7 June 1991 in the U.S. Court of Federal Claims to contest the default termination. The suit, in effect, seeks to convert the termination for default to a termination for convenience of the U.S. Government, and seeks other legal and equitable relief. In the aggregate, the Company and McDonnell Douglas seek to recover payment for all costs incurred in the A-12 program and its termination, including interest. The total amount sought, as updated through the second quarter of 1994, is approximately $2 billion, over and above amounts previously received from the U.S. Navy.

      The trial on Count XVII of the complaint, which relates to the propriety of the termination for default, was concluded in October 1993.
In December 1993, the Court issued preliminary findings of fact which appear to favor the Company and McDonnell Douglas. A Trial on Count I, which alleges that the Department of Defense failed to make a risk reduction determination before entering into a fixed price development contract as required by Sec. 8118 of the 1988 Defense Appropriations Act, concluded in June 1994. The Company believes that ultimately it will be found not to have been in default of the contract.

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

                          GENERAL DYNAMICS CORPORATION

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

              OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                                   3 July 1994
                 (Dollars in millions, except per share amounts)

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

      To accomplish this program, the Company strengthened certain of its defense-related businesses through their sale to other companies, the most recent being the sale of its Space Launch Systems business to Martin Marietta Corporation. In addition, the Company's continuing operations are demonstrating improved profitability, productivity and cash flows. These steps restored the Company's financial strength permitting the repayment of approximately $600 in debt, a recapitalization effected by the purchase of $960 of the Company's common stock through a tender offer, and the tax-advantaged distribution to shareholders of $1,531 pursuant to the Company's formal plan of contraction. Even after these actions, the Company had a cash and marketable securities balance of $988 at 3 July 1994.

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

      Going forward, Management is continuing to focus on shareholder value and is aggressively re-engineering the cost structures of all operations to enhance their competitive positions by creating highly efficient businesses capable of operating profitably at significantly lower volumes. Accordingly, the Company continues to explore ways to utilize its financial capacity to strengthen continuing operations through both internal and external investments. In addition, Management is considering the benefits of corporate business combinations and financial restructuring options to further enhance the value of the Company.

RESULTS OF OPERATIONS

      The following table sets forth the Net Sales and Operating Earnings by business segment for the three and six month periods ending 3 July 1994 and 4 July 1993:

                       Three Month Period             Six Month Period
                                        Inc/                           Inc/
                    1994      1993      (Dec)      1994     1993      (Dec)
NET SALES:
Nuclear
  Submarines      $  441    $  431    $    10     $  884   $  881   $    3
Armored
  Vehicles           328       296         32        635      657     (22)
Other                 51        47          4        101       94        7

                  $  820    $  774    $    46     $1,620   $1,632   $ (12)

OPERATING EARNINGS:
Nuclear
  Submarines      $   46    $   30    $    16     $   92   $   60   $   32
Armored
  Vehicles            34        31          3         66       89     (23)
Other                  2         4        (2)          4        6      (2)

                  $   82    $   65    $    17     $  162   $  155   $    7


NUCLEAR SUBMARINES

      Operating earnings increased during the three and six month periods due to increased earnings on all three construction programs. Cost re-engineering efforts allowed the Company to increase the earnings rates on the SSN 688 and Trident programs and begin earnings recognition on the Seawolf program in the fourth quarter of 1993. The Company further increased the earnings rates on the SSN 688 and Trident programs in the first quarter of 1994 due to continuing cost reduction efforts. The aforementioned earnings rate increases, along with increased activity on engineering contracts, offset a decrease in overall construction activity resulting in no significant change in net sales for the three and six month periods.

      During the second quarter, the Company delivered one Trident reducing backlog to three ships, while backlog for the SSN 688 and Seawolf programs remains at two ships each. All of these ships are currently under construction with the next scheduled delivery to be an SSN 688 in the fourth quarter of 1994. Construction revenues from the SSN 688 and Trident programs continue to decrease as the submarines near completion or are delivered. Previously, increases in Seawolf construction activity had largely offset the declines in SSN 688 and Trident construction activity, but this is not expected to continue going forward.

      The Company was encouraged by the DoD "Bottom-Up Review" which recommended construction of a third Seawolf and the new attack submarine
(NSSN), as well as designated the Company's Electric Boat Division as the shipyard to preserve the submarine industrial base. In July 1994, the Company was awarded approximately $130 to begin long-lead activity on a third Seawolf. These funds were part of the $540 authorized by the U.S. Congress and approved by the President for the preservation of the submarine industrial base. The Company expects the DoD to seek the remaining funding for a third Seawolf next year. Without a third Seawolf construction contract and other related government business, the Company's current backlog is insufficient to sustain operation of its facilities until construction begins on the NSSN.
In August 1994, the Defense Acquisition Board, which approves acquisition strategy for the DoD, approved development of the NSSN. Numerous steps, including Congressional budgetary approval, remain before the award of a construction contract, which is not expected until near the end of this decade.

ARMORED VEHICLES

      Net sales and operating earnings increased for the three month period due to nonrecurring activity on various contracts in 1994. This activity was offset for the six month period by the completion of the "Fox" Nuclear, Biological and Chemical Reconnaissance vehicle program in the fourth quarter of 1993 and reduced production levels on the Egyptian Coproduction program. Net sales and operating earnings decreased for the six month period due to the absence of nonrecurring revenue recognized in the first quarter of 1993. The nonrecurring revenue, which totaled approximately $24, related primarily to the recognition of earnings on the Egyptian Tank Plant contract and various completed engineering contracts.

      The Company is currently producing M1A2 tanks for Saudi Arabia and Kuwait. Final delivery is expected in the fourth quarter of this year to Saudi Arabia and in the fourth quarter of 1995 to Kuwait. Long-lead activity began in 1994 on the U.S. Government's M1A2 upgrade program, with production expected to begin later this year. Although this program is projected to run through the turn of the century, the procurement rate is expected to be significantly less than that of previous domestic tank production programs. Based on the Company's existing orders and absent an increase in the DoD's current procurement rate, the Company will not be able to sustain its current level of M1 revenues if additional foreign orders are not received.

      On 22 July 1994, the Company and its employees represented by the Land Systems Division United Auto Workers Union (UAW) reached a settlement on a new collective bargaining contract. The Company anticipates that this new contract will result in an improved competitive position. The settlement followed a five week strike during which the Company continued operations with its non-union work force and vendors in accordance with its business continuation plan. Accordingly, the strike did not have a significant impact on the Company's financial condition or results of operations in the second quarter, nor is it expected to in the third quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

      General and administrative expenses decreased for the three and six month periods due primarily to a reduction in the provision for state and local income taxes. State and local income taxes, which are allocable to U.S. Government contracts, were significantly higher in 1993 as a result of the gain on the disposal of the Tactical Military Aircraft business.

INTEREST, NET

      Interest income decreased for the three and six month periods due primarily to the significant decrease in cash and marketable securities since the first quarter of 1993 resulting from the payment of approximately $1.5 billion for the three special distributions to shareholders during 1993.

OTHER INCOME, NET

      Other income decreased for the three and six month periods due primarily to the absence a $14 gain recognized in the second quarter of 1993 related to the sale of the information technology operations of the Company's Data Systems Division. The gain was originally deferred due to the significant continuing involvement in the use of the assets sold by the Company's businesses. However, as certain of these businesses were sold and, correspondingly, the continuing involvement diminished, the Company determined that a portion of the gain should be recognized.

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


DISCONTINUED OPERATIONS

      Discontinued operations reported no earnings for the three and six month periods ended 3 July 1994 compared to losses of $2, or $.03 per share, and $27, or $.43, respectively, for the comparable periods of 1993. The increase in earnings for the six month period is due primarily to the absence of the loss recognized by the Company's Space Launch Systems business in the first quarter of 1993. No additional losses from operations are anticipated prior to the disposal of the remaining discontinued operations.

      On 1 July 1994, the Company and McDonnell Douglas Corporation (McDonnell Douglas) announced an agreement to terminate their contract for the production of fuselage sections for the MD-11 jetliner. Under the agreement, the responsibility for production of fuselages will be transferred from the Company's Commercial Aircraft Subcontracting business to McDonnell Douglas with the delivery of the 166th shipset in early 1996. Also as part of the agreement, all previous unnegotiated contract changes were settled. The agreement is not expected to have a significant impact on the Company's financial condition or results of operations. The Company's Commercial Aircraft Subcontracting business will seek no new business and will cease operations after the completion of its obligations under the agreement.

      On 1 May 1994, the Company closed the sale of its Space Launch Systems business to Martin Marietta Corporation and recognized a gain on disposal in the second quarter of $15, or $.24 per share, net of income taxes of $8. In the first quarter of 1994, the Company completed the sales of the lime, brick and a portion of the concrete pipe operations of its Material Service business. No gains or losses were recognized on the sales.

      In March 1993, the Company completed the sale of its Tactical Military Aircraft business to Lockheed Corporation and recognized a gain on disposal of $645, or $10.22 per share, net of income taxes of $331.

EARNINGS PER SHARE

      On 4 March 1994, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend. Accordingly, all references to number of shares and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.


FINANCIAL CONDITION

OPERATING ACTIVITIES

      Net cash provided by continuing operations decreased year over year due primarily to the change in classification of the net sales and purchases of marketable securities. As previously stated, the Company adopted SFAS 115 as of 1 January 1994. As defined in SFAS 115, the Company has determined its current investments in marketable securities are trading securities and, as such, the net change in marketable securities (excluding the reclassification of investments in preferred stock) is included in Cash Flows From Operating Activities on the 1994 Consolidated Statement of Cash Flows. Prior to the adoption of SFAS 115, the net sales and purchases of marketable securities were reported as a component of Cash Flows From Investing Activities. Also contributing to the decrease year over year, is the net impact of option exercises in 1994, including payment of previously deferred compensation and related withholding taxes.

      For purposes of preparing the Consolidated Statement of Cash Flows, Federal income tax payments are allocated between continuing and discontinued operations based on the portion of taxable income attributed to each. Net cash provided by continuing operations includes $50 of allocated tax payments in 1994, while no tax payments were allocated to continuing operations during the first six months of 1993.

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

      Included in the net cash provided by discontinued operations on the Consolidated Statement of Cash Flows are the investing and financing activities of the discontinued businesses, as well as an allocable portion of the Company's Federal income tax payments, which in 1993 included approximately $180 related to the gain on disposal of the Company's Tactical Military Aircraft business. Net cash provided by discontinued operations also increased year over year due to a decrease in payments for disposition related liabilities.

      In accordance with the terms of the sales agreement, the Company paid Martin Marietta Corporation $48 in August 1994 representing the change in working capital of the Company's Space Launch Systems business during the period prior to the close. This payment reflects the positive cash flow of the Space Launch Systems business during the period due primarily to the customer deposits received in the first quarter of 1994, which also contributed to the year over year increase in net cash provided by discontinued operations.

INVESTING ACTIVITIES

      As previously discussed, the Company sold its Tactical Military Aircraft business to Lockheed Corporation for $1,525 in cash in March 1993. In addition, the Company received $50 in March 1994 from the sales of the lime, brick and a portion of the concrete pipe operations of its Material Service business and $209 in May 1994 from the sale of its Space Launch Systems business to Martin Marietta Corporation. The proceeds from these transactions are reported as proceeds from sale of discontinued operations in the Consolidated Statement of Cash Flows.

FINANCING ACTIVITIES

      The Company's Board of Directors increased the regular quarterly dividend on the Company's common stock from $0.20 to $0.30 per share and from $0.30 to $0.35 per share in September 1993 and March 1994, respectively. These increases reflect the Board's confidence in the sustainability of strong cash flows generated by the Company's continuing businesses.

      During the second quarter of 1994, the Company repurchased approximately 450,000 shares of its stock on the open market for a total of $19. As previously reported, the Company made a special distribution to shareholders of $10 per share in April 1993 and redeemed the entire series of 9 3/8% Notes which had a face value of $100 in May 1993.

      The Company expects to generate sufficient funds from operations to meet both its short and long-term liquidity needs. In addition, the Company has the capacity for long-term borrowings and currently has a committed, short-term $850 line of credit. The line of credit expires in May 1995 at which time the Company anticipates renewing the line or replacing it.

                                     PART II

                          GENERAL DYNAMICS CORPORATION

                                OTHER INFORMATION

                                   3 July 1994

Item 1.     Legal Proceedings

            Reference is made to Note H, Contingencies, which is incorporated herein by reference, for a statement relevant to activities in the quarter covering certain litigation to which the Company is a party.

Item 4.     Submission of Matters to a Vote of Security Holders

 (a) The Annual Meeting of Shareholders of the Company, for which proxies were solicited pursuant to Regulation 14, was held on 4 May 1994.

 (b) & (c)  A brief description of each matter voted upon and the number of votes cast, adjusted to reflect the two-for-one stock split effected in the form of a 100% stock dividend distributed on 11 April 1994 to shareholders of record on 21 March 1994, are as follows:

            MATTER                             VOTES CAST
                                  For       Against     Abstain      Non-Votes
            Election of Directors:
            Carlucci, F.C.    54,396,216                 377,680
            Chabraja, N.D.    54,596,114                 177,782
            Crowe, W.J.       54,574,312                 199,584
            Crown, J.S.       54,585,728                 188,168
            Crown, L.         54,584,324                 189,572
            Goodman, C.H.     54,603,394                 170,502
            Mellor, J.R.      54,592,926                 180,970
            Puckett, A.E.     54,600,792                 173,104
            Rogers, B.W.      54,597,364                 176,532

            Selection of
             Independent
             Auditors         54,415,946      241,984    115,966

            Shareholder Proposal Regarding:
            Composition
             of Board          7,513,484   38,888,274  1,405,792   6,966,346
            Economic
             Conversion        2,268,672   43,027,720  2,511,158   6,966,346

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

            Exhibit 11, Statement Re Computation of Per Share Earnings

            (b)  Reports on Form 8-K

            None

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  GENERAL DYNAMICS CORPORATION





                                  by  /s/Michael J. Mancuso
                                      Michael J. Mancuso
                                      Corporate Vice President
                                      and Controller
                                      (Principal Accounting Officer)





Dated 10 August 1994