Form 10-Q
period 1994-10-02
GENERAL DYNAMICS CORP
filed 1994-11-16
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


                                  FORM 10-Q


              (Mark One)
            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended 2 October 1994

                                     OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 1-3671

                        GENERAL DYNAMICS CORPORATION
           (Exact name of registrant as specified in its charter)


                       Delaware                   13-1673581
           (State or other jurisdiction         (I.R.S. Employer
           of incorporation or organization)   Identification No.)



           3190 Fairview Park Drive,
           Falls Church, Virginia                       22042-4523
           (Address of principal executive offices)     (Zip Code)


                               (703)  876-3000
             Registrant's telephone number, including area code



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X        No       .

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $1 par value - 30 October 1994          66,066,148

                        GENERAL DYNAMICS CORPORATION

                                    INDEX








PART I - FINANCIAL INFORMATION                                      PAGE

Item 1 -     Consolidated Financial Statements

             Unaudited Consolidated Balance Sheet                      3

             Unaudited Consolidated Statement of Earnings          4 & 5

             Unaudited Consolidated Statement of Cash Flows            6

             Notes to Unaudited Consolidated Financial Statements      7

Item 2 -     Management's Discussion and Analysis                     13

PART II - OTHER INFORMATION

Item 1 -     Legal Proceedings                                        18

Item 6 -     Exhibits and Reports on Form 8-K                         18

SIGNATURE                                                             19

                                   PART I
                        GENERAL DYNAMICS CORPORATION

                         CONSOLIDATED BALANCE SHEET

                                 (UNAUDITED)

                            (Dollars in millions)


                                               2 October   31 December
ASSETS                                           1994         1993

CURRENT ASSETS:
Cash and equivalents                            $   45     $    94
Marketable securities                              908         491
                                                   953         585
Accounts receivable                                 95          62
Contracts in process                               371         442
Net assets of discontinued operations              117         303
 Other current assets                              251         262
Total Current Assets                             1,787       1,654

NONCURRENT ASSETS:
Leases receivable - finance operations             227         236
Real estate held for development                   127         142
Property, plant and equipment, net                 279         302
Other assets                                       234         301
Total Noncurrent Assets                            867         981
                                                $2,654     $ 2,635

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses           $  512     $   566
Other current liabilities                          140         209
Total Current Liabilities                          652         775

NONCURRENT LIABILITIES:
Long-term debt                                      40          38
Long-term debt - finance operations                149         163
Other liabilities                                  530         482
Total Noncurrent Liabilities                       719         683

SHAREHOLDERS' EQUITY:
Common stock, including surplus
  (shares issued 84,387,336)                        87          92
Retained earnings                                1,824       1,709
Treasury stock (shares held
  1994, 21,313,236; 1993, 21,823,824)            (628)       (624)
Total Shareholders' Equity                       1,283       1,177
                                                $2,654     $ 2,635





The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                        GENERAL DYNAMICS CORPORATION

                     CONSOLIDATED STATEMENT OF EARNINGS

                                 (UNAUDITED)

               (Dollars in millions, except per share amounts)

                                                 Three Months Ended
                                                2 October  3 October
                                                  1994       1993
NET SALES                                       $  714      $  776

OPERATING COSTS AND EXPENSES                       637         712

OPERATING EARNINGS                                  77          64

Interest, net                                        7           8
Other income (expense), net                        (1)          45

EARNINGS FROM CONTINUING OPERATIONS
      BEFORE INCOME TAXES                           83         117

Provision for income taxes                          29          41

EARNINGS FROM CONTINUING OPERATIONS                 54          76


DISCONTINUED OPERATIONS, NET OF
  INCOME TAXES                                       -         (3)

NET EARNINGS                                    $   54      $   73

NET EARNINGS PER SHARE:

Continuing operations                           $  .85      $ 1.20
Discontinued operations                              -       (.05)
                                                $  .85        1.15
WEIGHTED AVERAGE SHARES AND EQUIVALENTS
      OUTSTANDING (in millions)                   63.3        63.3

DIVIDENDS PER SHARE
      (excluding special distribution)          $  .35      $  .30

SUPPLEMENTAL INFORMATION:
      General and administrative expenses
      included in operating costs and expenses  $   76      $   96






The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                        GENERAL DYNAMICS CORPORATION

                     CONSOLIDATED STATEMENT OF EARNINGS

                                 (UNAUDITED)

               (Dollars in millions, except per share amounts)


                                                 Nine Months Ended
                                                2 October  3 October
                                                  1994       1993

NET SALES                                       $2,334      $2,408

OPERATING COSTS AND EXPENSES                     2,095       2,189

OPERATING EARNINGS                                 239         219

Interest, net                                       13          30
Other income, net                                    2          65

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                              254         314

Provision for income taxes                          89         108

EARNINGS FROM CONTINUING OPERATIONS                165         206

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
Loss from operations                                 -        (30)
Gain on disposal                                    15         645
                                                    15         615
NET EARNINGS                                    $  180      $  821

NET EARNINGS PER SHARE:

Continuing operations                           $ 2.60      $ 3.25
Discontinued operations:
  Loss from operations                               -       (.47)
  Gain on disposal                                 .24       10.20
                                                $ 2.84      $12.98
WEIGHTED AVERAGE SHARES AND EQUIVALENTS
  OUTSTANDING (in millions)                       63.5        63.2

DIVIDENDS PER SHARE (excluding
  special distribution)                         $ 1.05      $  .70

SUPPLEMENTAL INFORMATION:
  General and administrative expenses included
    in operating costs and expenses             $  179      $  223



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                        GENERAL DYNAMICS CORPORATION

                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (UNAUDITED)

                            (Dollars in millions)
                                                  Nine Months Ended
                                                2 October  3 October
                                                  1994       1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                   $   180    $   821
Adjustments to reconcile net earnings to net
   cash provided (used) by continuing operations -
Discontinued operations                           (15)      (615)
Depreciation, depletion and amortization            30         43
Decrease (Increase) in --
   Marketable securities                         (367)          -
   Accounts receivable                            (33)          5
   Contracts in process                             71         18
   Leases receivable - finance operations            8          7
   Other current assets                            (9)        (2)
Increase (Decrease) in -
   Accounts payable and other
     current liabilities                          (76)      (105)
   Current income taxes                            (4)         71
   Deferred income taxes                            37         48
Other, net                                        (13)       (29)
Net cash provided  (used) by
   continuing operations                         (191)        262
Net cash used by discontinued operations          (28)      (417)
Net Cash Used by Operating Activities            (219)      (155)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of
   discontinued operations                         259      1,534
Proceeds from sale of investments
   and other assets                                  4         59
Marketable securities, net                           -      (495)
Capital expenditures                              (15)       (10)
Net Cash Provided by Investing Activities          248      1,088

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                    (62)       (36)
Repurchase of stock                               (19)          -
Repayment of long-term debt -
   finance operations                             (14)        (8)
Repayment of long-term debt                        (1)      (146)
Special distributions                                -    (1,163)
Proceeds from option exercises                      14          7
Other                                                4          -
Net Cash Used by Financing Activities             (78)    (1,346)

NET DECREASE IN CASH AND EQUIVALENTS              (49)      (413)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         94        511
CASH AND EQUIVALENTS AT END OF PERIOD          $    45    $    98

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAYMENTS FOR:
Federal income taxes                           $    71    $   214
Interest                                            12         23

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                        GENERAL DYNAMICS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

               (Dollars in millions, except per share amounts)

(A)     Basis of Preparation

        The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the Company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended 2 October 1994 are not necessarily indicative of the results that may be expected for the year ended 31 December 1994. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended 31 December 1993.

        Effective 1 January 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as described in Note F.

        In the opinion of the Company's management, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals, except for the adjustments discussed in Notes B and C and the Results of Operations section of the Management's Discussion and Analysis of the Results of Operations and Financial Condition) necessary for a fair statement of the results for the three and nine month periods ended 2 October 1994 and 3 October 1993.

(B)     Discontinued Operations

        The operating results of discontinued operations are summarized below:

                               Third Quarter             Nine Months
                             1994         1993        1994         1993
Net sales                   $  130      $ 303       $  508       $1,154

Loss before income taxes    $    -      $  (5)      $     -       $ (44)

Credit for income taxes          -         (2)            -         (14)

Net loss                    $    -      $  (3)      $     -      $  (30)

     Per Share              $    -      $(.05)      $     -      $ (.47)

       On 1 July 1994, the Company and McDonnell Douglas Corporation (McDonnell Douglas) announced an agreement to terminate their contract for the Company's production of fuselage sections for the MD-11 jetliner. Under the agreement, the responsibility for production of fuselages will be transferred from the Company's Commercial Aircraft Subcontracting business to McDonnell Douglas with the delivery of the 166th shipset in early 1996. Also as part of the agreement, all previous unnegotiated contract changes were settled. The agreement is not expected to have a significant impact on the Company's financial condition or results of operations. The Company's Commercial Aircraft Subcontracting business will seek no new business and will cease operations after the completion of its obligations under this agreement.

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

        During the first quarter of 1993, the Company closed the sale of its Tactical Military Aircraft business to Lockheed Corporation for $1,525 in cash. The Company recognized a gain on disposal of $645, or $10.20 per share, net of income taxes of $331. Any liabilities associated with the terminated A-12 aircraft program (see discussion at Note I ) have been retained by the Company.

        The Company has recorded liabilities for contingencies retained by the Company as part of the aforementioned transactions. These liabilities include retiree medical obligations, environmental, legal and the estimated cost of facility dispositions and other restructuring actions contemplated as a result of the Company's decision to sell these businesses. These liabilities are included in other noncurrent liabilities on the Consolidated Balance Sheet.

        The net assets of discontinued operations are summarized below:

                                           2 October         31 December
                                             1994               1993
Current assets                              $   118           $ 1,429
Noncurrent assets                               128               185
   Total Assets                             $   246           $ 1,614

Current liabilities                         $    88           $ 1,280
Noncurrent liabilities                           41                31
   Total Liabilities                        $   129           $ 1,311

Net Assets                                  $   117           $   303

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

(D)     Liabilities

        A summary of significant liabilities, by balance sheet caption, follows:

                                           2 October         31 December
                                             1994               1993
Accounts payable                            $   123           $  157
Accrued workers' compensation                   161              174
Accrued salaries and wages                       59               71
Accrued postretirement medical benefits          52               27
Other                                           117              137
   Accounts Payable and Accrued Expenses    $   512           $  566

                                           2 October         31 December
                                             1994               1993
A-12 termination liability and
   legal fees                                $   40            $  57
SINCGARS loss provision                          18               48
Other                                            82              104
   Other Current Liabilities                 $  140            $ 209

Accrued costs on disposed businesses         $  316            $ 239
Coal mining related liabilities                  70               74
Other                                           144              169
   Other Liabilities                         $  530            $ 482

(E)     Income Taxes

        The Company had a net deferred tax asset of $283 and $320 at 2 October 1994 and 31 December 1993, the current portion of which was $185 and $214, respectively, and was included in other current assets on the Consolidated Balance Sheet. No valuation allowance was required for the Company's deferred tax assets as of 2 October 1994 and 31 December 1993.

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

(H)     Contingencies

Litigation

        On 7 January 1991, the U.S. Navy terminated for default a contract with the Company and McDonnell Douglas for the full-scale development of the U.S. Navy's A-12 aircraft. The U.S. Navy has demanded repayment of unliquidated progress payments. The Company and McDonnell Douglas have a claim pending against the U.S. Government in the Court of Federal Claims in connection with the termination (see Note I).

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

Environmental

        The Company is directly or indirectly involved in sixteen Superfund sites in which the Company, along with other major U.S. corporations, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency (EPA) or a state environmental agency with respect to past shipments of hazardous waste to sites now requiring environmental cleanup.
The Company is also involved in the cleanup and remediation of various conditions at sites it currently or formerly owned or operated.

        The Company measures its environmental exposure based on currently available facts, existing technologies, and presently enacted laws and regulations. Where a reasonable basis for apportionment exists with other PRPs, the Company has considered only its share of the liability. The Company has considered recovery from the U.S. Government in estimating the exposure for cleanup costs at sites used in the conduct of the Company's government contracting business to the extent the costs have been priced into contracts. Based on such an analysis, the Company has recorded a liability for certain sites which are discussed below.

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

        The Company is seeking a Sec. 404 permit for the quarrying of aggregate at Romeoville, Illinois. The application process includes studies of the effect of the operations on wetlands areas. A cease and desist order prohibits the stripping of wetlands, but mining operations continue at the site in other areas while the parties agree on the scope of the future permissible activities. The Corps of Engineers has indicated that restoration work may be required for past unpermitted activities.

        The Company formerly had a lime plant at Thornton, Illinois, on which site stands a large pile of lime flue dust, for which closure must be effected in accordance with applicable state regulations. The Company is performing ground water testing and exploring alternatives for closing the pile.

        The Company formerly owned a facility in Abilene, Texas which was sold as part of the Tactical Military Aircraft business in 1993. An environmental assessment revealed groundwater contamination at the site. The Company is negotiating with the Texas Natural Resource Conservation Commission over the required remediation.

        The Company believes that its liability for these sites will not exceed the recorded liability by an amount deemed material to the financial condition or results of operations of the Company.

Other

        The Company was contingently liable for debt and lease guarantees and other arrangements aggregating up to a maximum of approximately $100 and $160 at 2 October 1994 and 31 December 1993, respectively.

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

        In February 1991, the U.S. Navy demanded repayment of unliquidated progress payments in the approximate amount of $1,400 from the Company and McDonnell Douglas, but agreed to defer collection pending resolution of the termination dispute. Terms of the deferment agreement include a requirement for the contractors to maintain sufficient assets to pay the unliquidated progress payments plus any accrued interest. The Company and McDonnell Douglas are also required to notify the U.S. Navy prior to any special distributions to shareholders or repurchase of a material amount of its stock.

        The Company and McDonnell Douglas filed a complaint on 7 June 1991 in the U.S. Court of Federal Claims to contest the default termination. The suit, in effect, seeks to convert the termination for default to a termination for convenience of the U.S. Government, and seeks other legal and equitable relief. In the aggregate, the Company and McDonnell Douglas seek to recover payment for all costs incurred in the A-12 program and its termination, including interest. The total amount sought, as updated through the third quarter of 1994, is approximately $2 billion, over and above amounts previously received from the U.S. Navy.

        The trial on Count XVII of the complaint, which relates to the propriety of the termination for default, was concluded in October 1993. In December 1993, the Court issued preliminary findings of fact which appear to favor the Company and McDonnell Douglas. A Trial on Count I, which alleges that the Department of Defense failed to make a risk reduction determination before entering into a fixed price development contract as required by Sec. 8118 of the 1988 Defense Appropriations Act, concluded in June 1994. In addition to the two counts which have been tried, five other counts are the subject of motions for summary judgment. Three of the counts allege that the U.S. Navy waived the delivery schedule and weight specifications on the aircraft, and thus could not use weight and schedule as the basis for a default termination. The other counts allege that the U.S. Navy could not issue a cure notice and default notice while funds for the aircraft were exhausted. Besides the seven counts which have been tried or are the subject of pending motions for summary judgment, all remaining counts are set for trial in November 1995, unless the issues are resolved sooner by settlement or otherwise. The Company believes that ultimately it will be found not to have been in default of the contract.

        The parties, at the urging of the Court, have discussed engaging in settlement negotiations. In order to prepare for negotiations, the U.S. Navy has undertaken an independent review of the legal and factual merits of the case. In order to preserve the status quo, the Court issued an order agreeing to defer the dispositive ruling on the merits while the review took place, conditioned on a representation by the U.S. Navy that it would not seek to terminate the deferment agreement during the same period.

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

(J)     Long-Term Debt

        In May 1993, the Company redeemed the entire series of 9 3/8% Notes which had a face value of $100. In addition, in July 1993, the Company redeemed the remaining $45 of 5 3/4% Exchangeable Subordinated Debentures and, as a result, approximately 649,000 shares of Federal Express Corporation stock held by the Company were available for sale. These shares, which had no book value, were sold during the third quarter of 1993 for $37 and the corresponding gain is reported as other income in the Consolidated Statement of Earnings.

                        GENERAL DYNAMICS CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

            OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               2 October 1994
               (Dollars in millions, except per share amounts)

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

    To accomplish this program, the Company strengthened certain of its defense-related businesses through their sale to other companies, the most recent being the sale of its Space Launch Systems business to Martin Marietta Corporation. In addition, the Company's continuing operations are demonstrating improved profitability, productivity and cash flows. These steps restored the Company's financial strength permitting the repayment of approximately $600 in debt, a recapitalization effected by the purchase of $960 of the Company's common stock through a tender offer, and the tax-advantaged distribution to shareholders of $1,531 pursuant to the Company's formal plan of contraction. Even after these actions, the Company had a cash and marketable securities balance of $953 at 2 October 1994.

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

RESULTS OF OPERATIONS

    The following table sets forth the Net Sales and Operating Earnings by business segment for the three and nine month periods ending 2 October 1994 and 3 October 1993:

                              Three Month Period       Nine Month Period
                                          Inc/                        Inc/
                       1994     1993      (Dec)     1994     1993    (Dec)
NET SALES:
Nuclear Submarines    $  389    $ 425    $ (36)    $1,273    $1,306   $(33)
Armored Vehicles         277      304      (27)       912       961    (49)
Other                     48       47         1       149       141       8

                      $  714    $ 776    $ (62)    $2,334   $ 2,408   $(74)

OPERATING EARNINGS:
Nuclear Submarines    $   40    $  29    $   11    $  132    $   89   $  43
Armored Vehicles          37       32         5       103       121    (18)
Other                      -        3       (3)         4         9     (5)

                      $   77    $  64    $   13    $  239    $  219   $  20
NUCLEAR SUBMARINES

    Through the second quarter of 1994, increases in Seawolf construction activity along with increases in the earnings rates on all construction programs, as discussed below, had largely offset the declines in SSN 688 and Trident construction activity resulting from the reduced number of submarines under construction. In the third quarter, Seawolf construction activity leveled off while SSN 688 and Trident construction activity continued to decline, resulting in a decrease in net sales for the three and nine month periods.

    Operating earnings increased during the three and nine month periods due to increased earnings on all three construction programs. Cost re-engineering efforts allowed the Company to increase the earnings rates on the SSN 688 and Trident programs and begin earnings recognition on the Seawolf program in the fourth quarter of 1993. The Company further increased the earnings rates on the SSN 688 and Trident programs in the first and third quarters of 1994 due to continuing cost reduction efforts.

    During the second quarter, the Company delivered one Trident reducing backlog to three ships. One of the two remaining SSN 688 submarines was delivered in November reducing backlog to one ship while backlog for the Seawolf program remains at two ships.

    The Company was encouraged by the DoD "Bottom-Up Review" which recommended construction of a third Seawolf and the new attack submarine (NSSN), as well as designated the Company's Electric Boat Division as the shipyard to preserve the submarine industrial base. In July 1994, the Company was awarded approximately $130 to continue long-lead activity on a third Seawolf. These funds were part of the $540 authorized by the U.S. Congress and approved by the President for the preservation of the submarine industrial base. The Company expects the DoD to seek the remaining funding for a third Seawolf next year. Without a third Seawolf construction contract and other related government business, the Company's current backlog is insufficient to sustain operation of the Company's facilities until construction begins on the NSSN. During the third quarter, the Defense Acquisition Board, which approves acquisition strategy for the DoD, approved development of the NSSN and funding for the development program was included in the FY95 budget approved by the U.S. Congress. The Defense Acquisition Board, through its Acquisition Decision Memorandum, directed the U.S. Navy to submit for approval an acquisition strategy report reflecting, among other things, the plan to initiate detailed design/construction of the lead ship at the Company's Electric Boat Division, with the lead ship in FY98 and lead ship reactor components in FY96.

ARMORED VEHICLES

    Net sales decreased for the three month period due primarily to lower production levels on the M1 tank program resulting in part from the strike discussed below. Net sales decreased for the nine month period due to the completion of the "Fox" Nuclear, Biological and Chemical Reconnaissance vehicle program in the fourth quarter of 1993, scheduled reductions in work content on the Egyptian Coproduction program and lower production levels on the M1 tank program.

    Operating earnings increased in both the three and nine month periods, excluding the impact of the nonrecurring items discussed below, due to the increase in the M1 program earnings rate during the third quarter of 1994 as a result of continuing cost re-engineering efforts. In addition, the Company began recognizing earnings on the Single Channel Ground and Airborne Radio System (SINCGARS) program during the third quarter of 1994 due to improving performance and the favorable impact of the previously reported contract with the U.S. Army awarded in April 1994.

    In the first quarter of 1993, the Company recognized nonrecurring profit from various completed contracts which had an equal impact on sales and operating earnings. In the second quarter of 1994, the Company recorded nonrecurring sales volume which had only a marginal impact on operating earnings. Accordingly, during the nine month comparative periods discussed above, the net impact of the nonrecurring items on sales was minimal, while the net impact on operating earnings was approximately a $20 decrease.

    Production was completed during the third quarter on M1A2 tanks for Saudi Arabia while production on M1A2 tanks for Kuwait is now expected to run through the first quarter of 1996 due to a decision to extend the schedule as a result of the five week strike discussed below. Long-lead and production activity began in 1994 on the U.S. Government's M1A2 upgrade program and deliveries are expected to begin in the fourth quarter. Although this program is projected to run through the turn of the century, the procurement rate is expected to be significantly less than that of previous domestic tank production programs.

    On 22 July 1994, the Company and its employees represented by the Land Systems Division United Auto Workers Union (UAW) reached a settlement on a new collective bargaining contract. The Company anticipates that this new contract will result in an improved competitive position. The settlement followed a five week strike during which the Company continued operations with its non-union work force and vendors in accordance with its business continuation plan. Accordingly, the strike did not have a significant impact on the Company's financial condition or results of operations but it did contribute to reduced production levels for both the three and nine month periods.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses decreased for the three and nine month periods due primarily to a reduction in the provision for state and local income taxes. State and local income taxes, which are allocable to U.S. Government contracts, were significantly higher in 1993 as a result of the gain on the disposal of the Tactical Military Aircraft business.

INTEREST, NET

    Interest income decreased for the nine month period due primarily to the significant decrease in cash and marketable securities since the first quarter of 1993 resulting from the payment of approximately $1.5 billion for the three special distributions to shareholders during 1993.

OTHER INCOME, NET

    Other income decreased for the three and nine month periods due primarily to the absence of a $37 gain recognized in the third quarter of 1993 on the sale of Federal Express Corporation stock (for further discussion see Note J to the Consolidated Financial Statements). In addition, the 1993 nine month period includes a $14 gain recognized in the second quarter related to the sale of the information technology operations of the Company's Data
Systems Division. The gain was originally deferred due to the significant continuing involvement in the use of the assets sold by the Company's businesses. However, as certain of these businesses were sold and, correspondingly, the continuing involvement diminished, the Company determined that a portion of the gain should be recognized.

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

DISCONTINUED OPERATIONS

    Discontinued operations reported no earnings for the three and nine month periods ended 2 October 1994 compared to losses of $3, or $.05 per share, and $30, or $.47 per share, respectively, for the comparable periods of 1993. The increase in earnings for the nine month period is due primarily to the absence of the loss recognized by the Company's Space Launch Systems business in the first quarter of 1993. No additional losses from operations are anticipated prior to the disposal of the remaining discontinued operations. For a discussion of sales transactions involving discontinued operations and the related financial impact, see Note B to the Consolidated Financial Statements.

EARNINGS PER SHARE

    On 4 March 1994, the Company's Board of Directors authorized a two-for-one stock split effected in the form of a 100% stock dividend. Accordingly, all references to number of shares and per share amounts have been restated to give retroactive recognition to the stock split for all periods presented.


FINANCIAL CONDITION

OPERATING ACTIVITIES

    Net cash provided by continuing operations decreased year over year due primarily to the change in classification of the net sales and purchases of marketable securities. As previously stated, the Company adopted SFAS 115 as of 1 January 1994. As defined in SFAS 115, the Company has determined its current investments in marketable securities are trading securities and, as such, the net change in marketable securities (excluding the reclassification of investments in preferred stock as discussed in Note F to the Consolidated Financial Statements) is included in Cash Flows From Operating Activities on the 1994 Consolidated Statement of Cash Flows. Prior to the adoption of SFAS 115, the net sales and purchases of marketable securities were reported as a component of Cash Flows From Investing Activities. Also contributing to the decrease year over year, is the payment of previously deferred compensation and related withholding taxes resulting from option exercises in 1994.

    For purposes of preparing the Consolidated Statement of Cash Flows, Federal income tax payments are allocated between continuing and discontinued operations based on the portion of taxable income attributed to each. Net cash provided by continuing operations includes an allocated tax payment of $56 and an allocated $11 tax credit for 1994 and 1993, respectively.

    Included in the net cash used by discontinued operations on the Consolidated Statement of Cash Flows are the investing and financing activities of the discontinued businesses, as well as an allocable portion of the Company's Federal income tax payments, which in 1993 included approximately $180 related to the gain on disposal of the Company's Tactical Military Aircraft business. Net cash used by discontinued operations also decreased year over year due to improved operating cash flows of the discontinued businesses and a decrease in payments for disposition related liabilities. The improved operating cash flows for the discontinued businesses were due primarily to approximately $90 of customer deposits received by the Company's Space Launch Systems business in the first quarter of 1994.

    In accordance with the terms of the asset purchase agreement, the Company paid Martin Marietta Corporation $48 in August 1994 representing the net change in working capital of the Company's Space Launch Systems business during the period between execution of the asset purchase agreement and closing. This payment is included in the net cash used by discontinued operations.

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

        The Company received proceeds of $37 from the sale of its remaining investment in Federal Express Corporation stock during the third quarter of 1993 (for further discussion see Note J to the Consolidated Financial Statements). These proceeds are included in the proceeds from the sale of investments and other assets in the Consolidated Statement of Cash Flows.

FINANCING ACTIVITIES

        The Company's Board of Directors increased the regular quarterly dividend on the Company's common stock from $0.20 to $0.30 per share and from $0.30 to $0.35 per share in September 1993 and March 1994, respectively.
These increases reflect the Board's confidence in the sustainability of strong cash flows generated by the Company's continuing businesses.

        During the second quarter of 1994, the Company repurchased approximately 450,000 shares of its stock on the open market for a total of $19. As previously reported, the Company made a special distribution to shareholders of $10 and $9 per share in April and July 1993, respectively. In addition, the Company redeemed the entire series of 9 3/8% Notes and the remaining 5 3/4% Debentures in May and July 1993, respectively (for further discussion see Note J to the Consolidated Financial Statements).

        The Company expects to generate sufficient funds from operations to meet both its short and long-term liquidity needs. In addition, the Company has the capacity for long-term borrowings and currently has a committed, short-term $850 line of credit.

                                   PART II

                        GENERAL DYNAMICS CORPORATION

                              OTHER INFORMATION

                               2 October 1994

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



                              GENERAL DYNAMICS CORPORATION





                              by  /s/John W. Schwartz
                                  John W. Schwartz
                                  Staff Vice President and Controller
                                  (Principal Accounting Officer)





Dated 16 November 1994