Form 10-Q/A
period 1994-10-02
GENERAL DYNAMICS CORP
filed 1994-11-21
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q/A


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $1 par value - 30 October 1994          63,066,148

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549


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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $1 par value - 30 October 1994          63,066,148

                               AMENDMENT NO. 1
        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1994 Quarterly Report on Form 10-Q as set forth in the page attached hereto:



        Third Quarter 10-Q cover page - to change the number of common shares outstanding as of 30 October 1994.




                                   GENERAL DYNAMICS CORPORATION



                                    by /s/John W. Schwartz
                                       John W. Schwartz
                                       Staff Vice President and Controller
                                       (Principal Accounting Officer)




21 November 1994