Form 10-K
period 1994-12-31
GENERAL DYNAMICS CORP
filed 1995-03-09
CIK 40533

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from         to

                         Commission file number 1-3671

                          GENERAL DYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                       13-1673581
- - --------                                                       ----------
State or Other Jurisdiction of                                 I.R.S. Employer
Incorporation or Organization                                  Identification No.

3190 Fairview Park Drive, Falls Church, Virginia               22042-4523
- - ------------------------------------------------               ----------
Address of principal executive offices                         Zip Code

       Registrant's telephone number, including area code (703) 876-3000
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of Each Exchange
Title of Each Class                                               on Which Registered
- - -------------------                                            -------------------------
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

9.95% Debentures Due 2018                                      New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
                             ----

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,527,247,630 at March 6, 1995, calculated in accordance with the Securities and Exchange Commission rules as to beneficial ownership.

         62,996,594 shares of the registrant's Common Stock were outstanding at March 6, 1995.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Parts I, II and IV incorporate information from certain portions of the registrant's 1994 Shareholder Report.

         Part III incorporates information from certain portions of the registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

       General Dynamics Corporation (the company) is a Delaware corporation formed in 1952 as successor to the Electric Boat Company, now the company's Nuclear Submarines business. Consolidated Vultee Aircraft Corporation was merged into the company in 1954 and from it emerged the company's former Tactical Military Aircraft, Missile Systems and Space Launch Systems businesses. The Material Service Resources Company is the successor to the Material Service Corporation which was merged into the company in 1959. Chrysler Defense, Inc., now the company's Armored Vehicles business, was acquired in 1982. The Cessna Aircraft Company, formerly the company's General Aviation business, was acquired in 1985. In addition, the company operates other smaller businesses.

       Prior to 1992, the businesses of the company included the following:
Tactical Military Aircraft, Nuclear Submarines, Armored Vehicles, Space Launch Systems, Missile Systems and General Aviation. Over the past three years, the company has sold its Tactical Military Aircraft, Missile Systems, General Aviation and Space Launch Systems businesses, as well as certain other smaller businesses. The company's remaining continuing business segments are Nuclear Submarines, Armored Vehicles and Other. The Other business segment is composed of Freeman Energy Corporation (Freeman Energy), American Overseas Marine Corporation (AMSEA) and Patriot I, II and IV Shipping Corporations (Patriots). A general description of these businesses including products, properties and other related information follows. For further discussion of the business segments including financial information and backlog, as well as an overall discussion of the company's business environment, reference is made to Management's Discussion and Analysis of the Results of Operations and Financial Condition, appearing on pages 14 through 18 in the company's 1994 Shareholder Report, included in this Form 10-K - Annual Report as Exhibit 13, and incorporated herein by reference.

NUCLEAR SUBMARINES

       The company's Electric Boat Division (Electric Boat) designs and builds nuclear submarines for the U.S. Navy. Electric Boat also performs overhaul and repair work on submarines as well as a broad range of engineering work including advanced research and technology development, systems and component design evaluation, prototype development and logistics support to the operating fleet. Certain components and subassemblies of the submarines, such as electronic equipment, are produced by other firms.

       Electric Boat has contracts for construction of Los Angeles class attack submarines (688), Ohio class ballistic missile submarines (Trident) and Seawolf class attack submarines (Seawolf), all of which are currently under construction at its 96 acre shipyard on the Thames River at Groton, Connecticut. The shipyard, which contains a covered area in excess of 2.6 million square feet, is owned by the company. Electric Boat also produces modular submarine hull sections, components and subassemblies in leased facilities at Quonset Point, Rhode Island, and in company-owned facilities at Avenel, New Jersey. Approximately 45% of Electric Boat's property, plant and equipment was fully depreciated at December 31, 1994.

       Electric Boat competed with Newport News Shipbuilding and Drydock Company (Newport News) for construction of the 688 and Seawolf submarines. Electric Boat is currently the sole-source producer of Trident and Seawolf submarines and the designer of the New Attack Submarine. For most engineering work, Electric Boat competes in a highly competitive environment with several smaller specialized firms in addition to Newport News.

ARMORED VEHICLES

       The company's Land Systems Division (Land Systems) is the sole-source producer of main battle tanks for the U.S. government. Land Systems designs and manufactures the M1 Series Abrams Main Battle Tank for the U.S. Army and the U.S. Marine Corps. Land Systems also performs engineering and upgrade work as well as provides support for existing armored vehicles. Production of the M1A1, a version of the M1 that incorporates increased firepower, additional crew protection features, and improved armor, was initiated in 1985.
Production of the M1A2, the latest version of the M1 which incorporates battlefield management systems aimed at providing improved fightability, as well as improved survivability of the tank's four crew members, was initiated in 1992. In addition to domestic sales, M1 tanks are being sold through the U.S. government to various foreign governments. Land Systems provides training in operation and maintenance and other logistic support on international sales.

       Certain components of the M1 series tank, such as the engine and the transmission and final drive, are produced by other firms. Land Systems has bid and is currently bidding on other armored vehicle and related programs for the U.S.

government in competition primarily with the United Defense Limited Partnership, a partnership between FMC Corporation and Harsco Corporation. The current international market is characterized by intense competition for a limited number of business opportunities. The company, in cooperation with the U.S. government, has been successful in competitive bids for production contracts and related logistic support with Egypt, Saudi Arabia and Kuwait, but was unsuccessful on similar bids with the United Arab Emirates and Sweden.

       Tank production is performed at a 1.6 million square foot plant on 369 acres in Lima, Ohio, and machining operations are performed at a 1.1 million square foot plant on 145 acres in Warren (Detroit), Michigan. Each is owned by the U.S. government and operated by Land Systems under a facilities contract. In support of these plants, Land Systems leases property in Scranton, Pennsylvania, and owns or leases property in a few locations in the Detroit area.

       The company, teamed with Tadiran Ltd. of Israel, was selected during 1988 as the second-source producer of the Single Channel Ground and Airborne Radio System (SINCGARS). The company won 40% and 45% shares of the first two competitive bids under the SINCGARS program with ITT Corporation in 1994 and 1995, respectively. The company leases space in Tallahassee, Florida, to support SINCGARS production.

OTHER

      Freeman Energy mines coal, the majority of which is sold in the spot market or under short-term contracts to a variety of customers. Freeman Energy's remaining coal production (approximately 45%) is sold under long-term contracts to utilities and industrial users located principally in the Midwest. Several of these long-term contracts have price adjustment clauses to reflect changes in certain costs of production. Freeman Energy operates three underground mines and one surface mine in Illinois, along with one surface mine in Kentucky. Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output. Total production from Freeman Energy's mines was approximately 5 million tons in 1994 and 1993, and 4.5 million tons in 1992. In addition, Freeman Energy owns or leases rights to over 600 million tons of coal reserves in Illinois and Kentucky. Due to the commodity nature of the company's coal operations, the primary factors affecting competition are price and geographic service area. Freeman Energy's operations are not significantly affected by seasonal variations.

       The 1990 Clean Air Act requires, among other things, a phased reduction in sulfur dioxide emissions by coal burning facilities over the next few years. Virtually all of the coal in Freeman Energy's Illinois basin mines has medium or high sulfur content. The impact of compliance with the Clean Air Act will be mitigated in the near-term by Freeman Energy's long-term contracts and through installation of pollution control devices by certain of Freeman Energy's major customers. The long-term impact of the Clean Air Act is not known.

       AMSEA provides ship management services for five of the U.S. Navy's Maritime Prepositioning Ships (MPS) and ten of the U.S. Maritime Administration's Ready Reserve Force (RRF) ships. The MPS are under five-year contracts which expire in 1995 and 1996 but are renewable through the year 2011. The RRF ships are in the second year of five-year contracts for which the company competed with various other ship management providers. The MPS vessels operate worldwide and the RRF vessels are located on the east, gulf and west coasts of the United States. AMSEA's home office is in Quincy, Massachusetts.

       Patriots are financing subsidiaries which lease liquefied natural gas tankers constructed by the company to unrelated third parties.

DISCONTINUED OPERATIONS

       The company has sold or intends to sell certain businesses that are reported as discontinued operations in the company's financial statements. The remaining businesses are as follows:

       The company's Convair Division is the sole-source producer of fuselages for the McDonnell Douglas Corporation (McDonnell Douglas) MD-11 wide body tri-jet aircraft. During 1994, the company signed an agreement to terminate its contract with McDonnell Douglas after delivery of the 166th shipset in early 1996. The Convair Division will seek no new business and will cease operations after completion of its obligations under the contract. Production work is performed in San Diego, California, in facilities owned by the company which are on land leased from the San Diego Port Authority.

       Material Service Corporation (Material Service) is engaged in the quarrying and direct sale of aggregates (e.g. stone, sand and gravel), and the production and direct sale of ready mix concrete and other concrete products. Material Service's aggregate and concrete facilities and operations are located primarily in Illinois.

REAL ESTATE HELD FOR DEVELOPMENT

       As part of the sale of businesses, certain related properties were retained by the company. These properties have been segregated on the Consolidated Balance Sheet as real estate held for development. The company has retained outside experts to support the development of plans which are intended to maximize the market value of these properties. These properties include 232 acres in Kearny Mesa and 2,420 acres in Sycamore Canyon, both of which are in the city of San Diego, California; 370 acres in Rancho Cucamonga, California; and 53 acres in Camden, Arkansas. Most of this property is undeveloped. The company owns 3.4 million square feet of building space on the aforementioned properties, as well as .6 million square feet of building space on land leased from the San Diego Port Authority. Certain of these facilities are currently being leased by the purchasers of the related sold businesses for what is expected to be a short transition period.

GENERAL INFORMATION

U. S. Government Contracts

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

                                                      Year Ended December 31
                                             ----------------------------------------
                                               1994           1993             1992
                                             --------      ---------        ---------
  Domestic                                   $  2,190      $   2,202        $   2,706
  FMS                                             690            801              276
                                             --------      ---------        ---------
      Total U.S. government                  $  2,880      $   3,003        $   2,982
                                             ========      =========        =========
  Percent of net sales                            94%            94%              92%

        All U.S. government contracts are terminable at the convenience of the U.S. government, as well as for default. Under contracts terminable at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminated for default generally provide that the U.S. government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In 1991, the U.S. Navy terminated the company's A-12 aircraft contract for default; the company is actively pursuing litigation against the U.S. government in the U.S. Court of Federal Claims in connection with the termination. For further discussion, see Note P to the Consolidated Financial Statements on page 29 of the 1994 Shareholder Report, included in this Form 10-K - Annual Report as Exhibit 13.

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

Foreign Sales and Operations

       The major portion of sales and operating earnings of the company for the past three years was derived from operations in the United States.
Although the company purchases supplies from and subcontracts with foreign companies, it has no substantial operations in foreign countries. The majority of foreign sales are made as FMS through the U.S. government, but certain direct foreign sales are made of components and support services. Direct foreign sales were $32 million, $35 million and $42 million in 1994, 1993 and 1992, respectively.

Research and Development

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

       The table below details expenditures for research and development (excluding discontinued operations; dollars in millions):

                                                       Year Ended December 31
                                              ----------------------------------------
                                                1994           1993             1992
                                              --------      ---------        ---------
Company-sponsored                             $     30      $      33        $      32
Customer-sponsored                                 246            142              122
                                              --------      ---------        ---------
                                              $    276      $     175        $     154
                                              ========      =========        =========

Supplies

       Many items of equipment and components used in the production of the company's products are purchased from other manufacturers. The company is dependent upon suppliers and subcontractors for a large number of components and the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules. In some cases it is dependent on one or a few sources, either because of the specialized nature of a particular item or because of domestic preference requirements pursuant to which it operates on a given project.

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

Patents

        Numerous patents and patent applications are owned by the company and utilized in its development activities and manufacturing operations. In many cases, however, the U.S. government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the government may use or authorize others to use the inventions covered by the patents. Pursuant to similar arrangements, the goverment may consent to the company's use of inventions covered by patents. While in the aggregate its patents and licenses are considered important in the operation of the company's business, engineering, production skills and experience are more important to the company than its patents or licenses.

Employees

        At the end of 1994, the company had approximately 24,200 employees, of whom approximately 50% were covered by collective bargaining agreements with various unions, the most significant of which are the International Association of Machinists and Aerospace Workers, the Metal Trades Council of New London, Connecticut, the United Auto Workers Union, the Office and Professional Employees International Union and the United Mine Workers of America. During 1995, several collective bargaining agreements, which cover approximately one-half of the union represented work force, are scheduled to expire and are subject to negotiations with the respective unions, the most significant of which is the Metal Trades Council at Electric Boat.

ITEM 2.  PROPERTIES

       The information required for this item is included in Item 1 of this report.


ITEM 3.  LEGAL PROCEEDINGS

       The information in Note O to the Consolidated Financial Statements appearing on pages 28 and 29 of the 1994 Shareholder Report, included in this Form 10-K - Annual Report as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the company's Security Holders during the fourth quarter of the year ended December 31, 1994.


SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

       The name, age, offices and positions held for the last five years of the company's executive officers who are not directors are as follows:

                                                                                                                 AGE AT
                                                                                                               DECEMBER 31
    NAME, POSITION AND OFFICE                                                                                      1994
    -------------------------                                                                                  -----------
G. Kent Bankus -- Vice President Government Relations since April 1993; Staff Vice President
    Aerospace Programs and Field Offices July 1991 -- April 1993; Corporate Director for
    Special Projects January 1989 -- July 1991                                                                      52

Edward C. Bruntrager -- Vice President and General Counsel since March 1994; Assistant
    General Counsel January 1987 -- March 1994                                                                      47

David H. Fogg -- Staff Vice President and Treasurer since November 1994;
    Staff Vice President and Assistant Treasurer May 1994 -- November 1994;
    Corporate Director of Finance and Assistant Treasurer January 1994 -- May 1994;
    Corporate Director of Risk Management December 1991 -- January 1994; Assistant
    Treasurer of Uniroyal Goodrich Tire Company January 1989 -- November 1991                                       39

Paul A. Hesse  -- Vice President Communications since May 1991; President and Chief
    Operating Officer of Dix & Eaton 1988 -- 1991                                                                   53

Ralph W. Kiger -- Vice President Human Resources and Adminstration since June 1994;
    Vice President Human Resources May 1993 -- June 1994; Staff Vice President Human
    Resources March 1992 -- May 1993; Division Vice President Human Resources of
    General Dynamics Services Company July 1991 -- March 1992; Division Vice President
    Human Resources of the company's Data Systems Division November 1988 -- July 1991                               49

E. Alan Klobasa -- Staff Vice President and Secretary since March 1992;
    Secretary September 1987 -- March 1992                                                                          47

Michael J. Mancuso -- Vice President and Chief Financial Officer since November 1994;
    Vice President and Controller May 1994 -- November 1994;
    Division Vice President and Controller of the company's Land Systems Division September
    1993 -- May 1994; Vice President and Controller - Commercial Engine Business, Pratt & Whitney,
    United Technologies Corporation (UTC) July 1992 -- September 1993; Vice President - Finance
    and Administration, Hamilton Standard, UTC August 1989 -- July 1992                                             52

John W. Schwartz -- Staff Vice President and Controller since November 1994;
    Corporate Director of Accounting July 1992 -- November 1994; Vice President
    - Corporate Accounting of MNC Financial, Inc. 1988 -- June 1992                                                 38

                                                                                                               AGE AT
                                                                                                             DECEMBER 31
    NAME, POSITION AND OFFICE                                                                                   1994
    -------------------------                                                                                -----------
Henry J. Sechler -- Vice President International Business Development since August 1991;
    Staff Vice President International Business Development 1985 -- August 1991                                  62

Roger E. Tetrault --Vice President of the company and President of the company's Land Systems
    Division since April 1993; Vice President of the company and President of the company's
    Electric Boat Division August 1992 -- April 1993; Vice President of the company and
    General Manager of the company's Electric Boat Division August 1991 -- August 1992;
    Vice President and Group Executive of Babcock and Wilcox 1990 -- 1991                                        53

James E. Turner, Jr. -- Executive Vice President of the company and President of the company's
    Electric Boat Division since April 1993; Executive Vice President of the company and General
    Manager of the company's Electric Boat Division February 1991 -- April 1993; Vice President of
    the company and General Manager of the company's Electric Boat Division September 1988 --
    February 1991                                                                                                60

All executive officers of the company are elected annually. There are no family relationships, as defined, among any of the above executive officers. No executive officer of the company was selected pursuant to any arrangement or understanding between the officer and any other person.


                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

       General Dynamics Corporation common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

       The high and low market price of General Dynamics Corporation common stock and the cash dividends declared for each quarterly period within the two most recent fiscal years are included in Note T to the Consolidated Financial Statements appearing on page 32 of the company's 1994 Shareholder Report, included in this Form 10-K -- Annual Report as Exhibit 13, and incorporated herein by reference.

       There were 23,935 common shareholders of record of General Dynamics Corporation common stock at December 31, 1994.


ITEM 6.  SELECTED FINANCIAL DATA

       The information appearing on pages 14 through 18 and 34 of the 1994 Shareholder Report, included in this Form 10-K -- Annual Report as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information appearing on pages 14 through 18 of the 1994 Shareholder Report, included in this Form 10-K -- Annual Report as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information appearing on pages 19 through 34 of the 1994 Shareholder Report, included in this Form 10-K -- Annual Report as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                   PART III

       The information required to be set forth herein, Item 10, "Directors and Executive Officers of the Registrant," Item 11, "Executive Compensation,"
Item 12, "Security Ownership of Certain Beneficial Owners and Management," and
Item 13, "Certain Relationships and Related Transactions," except for a list of the Executive Officers which is provided in Part I of this report, is included in the company's definitive Proxy Statement pursuant to Regulation 14A, which is incorporated herein by reference, to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year ended December 31, 1994.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  1. Financial Statements

            The Report of Independent Public Accountants and Consolidated Financial Statements appearing in the 1994 Shareholder report on the pages listed in the following index are included in this Form 10-K -- Annual Report as
Exhibit 13 and are incorporated herein by reference.

                                                                                                  Page of
                                                                                                 Shareholder
                                                                                                   Report
                                                                                                ------------
                Report of Independent Public Accountants                                             33

                Consolidated Financial Statements:

                     Consolidated Statement of Earnings                                              19

                     Consolidated Balance Sheet                                                      20

                     Consolidated Statement of Cash Flows                                            21

                     Consolidated Statement of Shareholders' Equity                                  22

                     Notes to Consolidated Financial Statements (A to T)                             23 -  32


            2. Financial Statement Schedules

            No schedules are submitted because they are either not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

            3. Exhibits--See Index on pages 9 and 10.

       (b)  Reports on Form 8-K

        On December 12, 1994, the company reported to the Securities and Exchange Commission that on December 9, 1994, the United States Court of Federal Claims filed an order in the matter of McDonnell Douglas Corporation and General Dynamics Corporation vs. United States of America which vacated the U.S. Navy's termination of the company's A-12 contract for default, finding that the A-12 contract was not terminated for contractor default, but because the Office of the Secretary of Defense withdrew support and funding from the A-12.

                                   SIGNATURES

       PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                        GENERAL DYNAMICS CORPORATION

                                        By:  /s/ John W. Schwartz
                                             --------------------
                                             John W. Schwartz
                                             Staff Vice President and Controller
March 9, 1995

       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 9, 1995, BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, INCLUDING A MAJORITY OF THE DIRECTORS.

Nicholas D. Chabraja                Director

James S. Crown                      Director

Lester Crown                        Director

Charles H. Goodman                  Director

Michael J. Mancuso                  Vice President and Chief Financial Officer
                                    (Principal Financial Officer)

James R. Mellor                     Chief Executive Officer and Director
                                    (Principal Executive Officer)

Allen E. Puckett                    Director

Bernard W. Rogers                   Director

John W. Schwartz                    Staff Vice President and Controller
                                    (Principal Accounting Officer)

Carlisle A. H. Trost                Director


                                    By: /s/ E. Alan Klobasa
                                        -------------------
                                        E. Alan Klobasa
                                        Attorney-in-Fact

                               INDEX TO EXHIBITS

Note           Exhibit
Number         Number                                        Description
- - ------         ------                                        -----------
   (9)         3-1A           --Restated Certificate of Incorporation, effective May 21, 1991
               3-2B           --Bylaws as amended effective May 4, 1994
   (1)         10-1A          --Amendment of Mining Leases between American National Bank and Trust of Chicago, Trustee, and La Salle National Bank, Trustee, to Freeman Coal Mining
                                Corporation, dated January 1, 1960
   (1)         10-1B          --Amendatory Agreement between Freeman United Coal Mining Company and American
                                National Bank and Trust Company, as Trustee, and La Salle National Bank, as Trustee,
                                dated January 1, 1975
   (4)         10-3           --Facilities Contract N-00024-87-E-5409 between the United States and the company as amended, relating to facilities at Pomona, California, dated March 13, 1987
   (6)         10-3A          --Modifications #A0013, A0014, P00001 to Facilities Contract N00024-87-E-5409
   (1)         10-4A          --Facilities Contract F33657-83-E-2119 between the United States and the company, as amended, relating to Air Force Plant 19, San Diego, California, dated July 1, 1983
   (8)         10-4B          --Modification #P00014 to Facilities Contract F33657-83-E-2119
   (1)         10-4C          --Lease between San Diego Unified Port District and the company relating to facilities at Lindbergh Field, San Diego, California, dated October 9, 1979
   (1)         10-4D          --Lease Amendment between San Diego Unified Port District and the company relating to facilities at Lindbergh Field, San Diego, California, dated August 2, 1983
   (5)         10-6A          --General Dynamics Corporation Incentive Compensation Plan adopted February 3, 1988, approved by the shareholders on May 4, 1988
   (8)         10-6B          --General Dynamics Corporation Incentive Compensation Plan (as amended), approved by shareholders on May 1, 1991
   (3)         10-7C-2        --Facilities Contract DAAE07-83-E-A001 dated August 29, 1983, and
                                1984 modifications between the company's General Dynamics Land
                                Systems Inc. subsidiary and the United States relating to Government owned facilities and equipment located at the company's facility at
                                Sterling Heights, Michigan
   (2)         10-7D          --Facilities Contract DAAE07-83-E-A007 dated January 29, 1983, between the company's General Dynamics Land Systems Inc. subsidiary and the
                                United States relating to Government-owned facilities at the Scranton
                                Defense Plant, Eynon, Pennsylvania
   (8)         10-7E          --Facilities Contract DAAE07-90-E-A001 dated June 24, 1990, between the company's General Dynamics
                                Land Systems Inc. subsidiary and the United States relating to the company's facilities at the Lima
                                Army Tank Plant, Lima, Ohio
   (8)         10-7F          --Facilities Contract DAAE07-91-E-A002 dated December 21, 1990, between the company's
                                General Dynamics Land Systems Inc. subsidiary and the United States relating to the company's facilities at the Detroit Arsenal Tank Plant, Warren, Michigan
               10-8B          --General Dynamics Corporation Retirement Plan for Directors adopted March 6, 1986, as amended May 5,
                                1993
   (7)         10-13          --Indenture of Lease dated January 1, 1986, by and between State of Rhode Island and
                                Providence Plantations and Rhode Island Port Authority and Economic Development
                                Corporation and the company
   (7)         10-14          --Lease Agreement dated November 28, 1978, as amended January 15, 1989, between
                                Rhode Island Port Authority and Economic Development Corporation and the company
  (10)         10-18          --Employment Agreement between the company and James R. Mellor dated as of
                                March 17, 1993
  (10)         10-19          --Separation Agreement between the company and Lester Crown dated as of
                                March 15, 1993
  (10)         10-22          --Form of Agreement entered into in 1993 between the company and Corporate Officers who were being retained in employment with the company
  (11)         10-23          --Employment agreement between the company and Nicholas D. Chabraja, dated
                                February 3, 1993, as amended December 22, 1993

Note           Exhibit
Number         Number                                        Description
- - ------         ------                                        -----------
               11             --Statement re computation of per share earnings
               13             --1994 Shareholder Report (pages 14-34)
               21             --Subsidiaries
               23             --Consent of Independent Public Accountants
               24-A           --Power of Attorney of the Board of Directors
               24-B           --Power of Attorney of Michael J. Mancuso, Principal Financial Officer
                                and John W. Schwartz, Principal Accounting Officer
               27             --Financial Data Schedule

                                     NOTES

 (1) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1980, and filed with the Commission March 31, 1981, and incorporated herein by reference.

 (2) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1982, and filed with the Commission March 30, 1983, and incorporated herein by reference.

 (3) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1984, and filed with the Commission April 1, 1985, and incorporated herein by reference.

 (4) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1986, and filed with the Commission March 31, 1987, and incorporated herein by reference.

 (5) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1987, and filed with the Commission March 17, 1988, and incorporated herein by reference.

 (6) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1988, and filed with the Commission March 23, 1989, and incorporated herein by reference.

 (7) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1989, and filed with the Commission March 30, 1990, and incorporated herein by reference.

 (8) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1990, and filed with the Commission March 29, 1991, and incorporated herein by reference.

 (9) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1991, and filed with the Commission March 26, 1992, and incorporated herein by reference.

(10) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1992, and filed with the Commission March 30, 1993, and incorporated herein by reference.

(11) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1993, and filed with the Commission March 29, 1994, and incorporated herein by reference.