Form 10-Q
period 1995-04-02
GENERAL DYNAMICS CORP
filed 1995-05-15
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549


                                FORM 10-Q


         (Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 2, 1995

                                    OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 1-3671

                      GENERAL DYNAMICS CORPORATION
        (Exact name of registrant as specified in its charter)


                Delaware                            13-1673581
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)             Identification No.)



        3190 Fairview Park Drive                    22042-4523
         Falls Church, Virginia                     (Zip Code)
 (Address of principal executive offices)


                             (703)  876-3000
           Registrant's telephone number, including area code



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No       .

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $1 par value - April 30, 1995                  62,957,742

                      GENERAL DYNAMICS CORPORATION

                                  INDEX







PART I -  FINANCIAL INFORMATION                                    PAGE

Item 1 -  Consolidated Financial Statements

          Consolidated Balance Sheet                                  3

          Consolidated Statement of Earnings                          4

          Consolidated Statement of Cash Flows                        5

          Notes to Unaudited Consolidated Financial Statements        6

Item 2 -  Management's Discussion and Analysis                       10

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                          13

Item 6 -  Exhibits and Reports on Form 8-K                           13

SIGNATURE                                                            14

                                 PART I
                      GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED BALANCE SHEET

                               (UNAUDITED)

                          (Dollars in millions)



                                                April 2        December 31
ASSETS                                           1995             1994

CURRENT ASSETS:
Cash and equivalents                          $       531      $      382
Marketable securities                                 549             677
                                                    1,080           1,059
Accounts receivable                                   143             104
Contracts in process                                  359             351
Other current assets                                  260             283
Total Current Assets                                1,842           1,797

NONCURRENT ASSETS:
Leases receivable - finance operations                219             220
Real estate held for development                      130             128
Property, plant and equipment, net                    256             264
Other assets                                          216             264
Total Noncurrent Assets                               821             876
                                              $     2,663      $    2,673

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                              $        94      $      134
Other current liabilities                             494             492
Total Current Liabilities                             588             626

NONCURRENT LIABILITIES:
Long-term debt                                         39              39
Long-term debt - finance operations                   155             157
Other liabilities                                     528             535
Commitments and contingencies (See Note F)
Total Noncurrent Liabilities                          722             731

SHAREHOLDERS' EQUITY:
Common stock, including surplus
  (shares issued 84,387,336)                           89              87
Retained earnings                                   1,897           1,860
Treasury stock (shares held 1995, 21,430,050;
  1994, 21,391,547)                                 (633)           (631)
Total Shareholders' Equity                          1,353           1,316
                                              $     2,663      $    2,673



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                      GENERAL DYNAMICS CORPORATION

                   CONSOLIDATED STATEMENT OF EARNINGS

                               (UNAUDITED)

             (Dollars in millions, except per share amounts)


                                                   Three Months Ended

                                                April 2        December 31
                                                 1995             1994
NET SALES                                     $       753      $      800

OPERATING COSTS AND EXPENSES                          674             720

OPERATING EARNINGS                                     79              80

Interest, net                                          13               3
Other income, net                                       -               2

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                  92              85

Provision for income taxes                             32              30

EARNINGS FROM CONTINUING OPERATIONS                    60              55

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
  Operations                                            -               -
  Disposal                                              -               -

NET EARNINGS                                  $        60      $       55

NET EARNINGS PER SHARE:

Continuing Operations                         $       .95      $      .86

Discontinued Operations:
  Operations                                            -               -
  Disposal                                              -               -
                                              $       .95      $      .86

WEIGHTED AVERAGE SHARES AND EQUIVALENTS
  OUTSTANDING (in millions)                          63.2            63.7

DIVIDENDS PER SHARE                           $      .375      $      .35

SUPPLEMENTAL INFORMATION:
  General and administrative expenses included
  in operating costs and expenses             $        52      $       58





The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                      GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF CASH FLOWS

                               (UNAUDITED)

                          (Dollars in millions)

                                                  Three Months Ended

                                                April 2          April 3
                                                 1995             1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                  $        60      $       55
Adjustments to reconcile net earnings to net
  cash provided (used)
  by continuing operations -
Depreciation, depletion and amortization                8               9
Decrease (Increase) in -
  Marketable securities                               128            (79)
  Accounts receivable                                (39)            (40)
  Contracts in process                                (8)             (8)
  Leases receivable - finance operations                1               1
  Other current assets                                  6            (17)
Increase (Decrease) in -
  Accounts payable and
    other current liabilities                        (29)               7
  Current income taxes                                  2               9
  Deferred income taxes                                30             (1)
Other, net                                              2            (32)
Net cash provided (used)
  by continuing operations                            161            (96)
Net cash provided by discontinued operations           11              51
Net Cash Provided (Used)
  by Operating Activities                             172            (45)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of
  discontinued operations                               -              50
Proceeds from sale of investments
  and other assets                                      3               4
Capital expenditures                                  (5)             (6)
Net Cash Provided (Used)
  by Investing Activities                             (2)              48


CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                       (22)            (18)
Repayment of debt - finance operations                  -             (4)
Proceeds from option exercises                          1              12
Other                                                   -               4
Net Cash Used by Financing Activities                (21)             (6)

NET INCREASE (DECREASE)
  IN CASH AND EQUIVALENTS                             149             (3)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           382              94
CASH AND EQUIVALENTS AT END OF PERIOD         $       531      $       91

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAYMENTS FOR:
Federal income taxes                          $         -      $       47
Interest                                                2               4

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                      GENERAL DYNAMICS CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               (UNAUDITED)

             (Dollars in millions, except per share amounts)

(A)   Basis of Preparation

      The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended April 2, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.

      In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three month periods ended April 2, 1995 and April 3, 1994.

(B)   Discontinued Operations

      Net sales of discontinued operations were $90 and $156 for the first quarter of 1995 and 1994, respectively. There were no earnings (loss) from discontinued operations in the first quarter of 1995 or 1994.

      During the first quarter of 1994, the company closed the sales of the lime, brick and a portion of the concrete pipe operations of its Material Service business for a total of $50 in cash. No gains or losses were recognized on the sales.

(C)   Liabilities

      A summary of significant liabilities, by balance sheet caption, follows:

                                                April 2        December 31
                                                 1995             1994
Workers' compensation                         $       156      $      162
Salaries and wages                                     61              56
Retiree Medical                                        63              50
A-12 termination liability and legal fees              56              61
Other                                                 158             163
    Other Current Liabilities                 $       494      $      492

Accrued costs on disposed businesses          $       289      $      306
Coal mining related liabilities                        76              73
Other                                                 163             156
    Other Liabilities                         $       528      $      535

(D)   Income Taxes

      The company had a net deferred tax asset of $286 and $316 at April 2, 1995 and December 31, 1994, the current portion of which was $204 and $185, respectively, and was included in other current assets on the Consolidated Balance Sheet. No valuation allowance was required for the company's deferred tax assets at April 2, 1995 and December 31, 1994.

(E)   Earnings Per Share

      Earnings per share are computed from the weighted average number of common shares and equivalents outstanding during each period. Common share equivalents are attributable primarily to outstanding stock options. Because there is not a material difference between primary and fully diluted earnings per share, only fully diluted earnings per share are presented.

(F)   Commitments and Contingencies

Litigation

      On January 7, 1991, the U.S. Navy terminated for default a contract with the company and McDonnell Douglas Corporation (McDonnell Douglas) for the full-scale development of the U.S. Navy's A-12 aircraft. The U.S. Navy has demanded repayment of unliquidated progress payments, plus interest. The company and McDonnell Douglas have a claim pending against the U.S.
government in the Court of Federal Claims (see Note G).

      On March 8, 1993, a class action lawsuit, Berchin et al vs. General Dynamics Corporation and William A. Anders, was filed in the Federal District Court for the Southern District of New York. The suit alleges violations of various provisions of the federal securities laws, fraud, negligent misrepresentation, and breach of fiduciary duty by the defendants with regard to disclosures made, or omitted with regard to the subsequent divestiture of core businesses, which disclosures were contained in the company's tender offer completed in July 1992. The company is defending itself vigorously in connection with this matter, and expects that resolution of this matter will not have a material impact on the company's financial condition or results of operations.

      Certain issues related to the Internal Revenue Service (IRS) audit of the company's consolidated federal income tax returns for the years 1977 through 1986 were not resolved at the administrative level. Accordingly, in July 1994, the company received a Statutory Notice of Deficiency from the IRS which the company is contesting in the U.S. Tax Court. The company has accrued an amount which is expected to be adequate to cover any liability arising from this matter. Also, as part of the Tax Court litigation, the company is contesting the disallowance by the IRS of a portion of its claims for research and experimentation tax credits. The resolution of the Tax Court litigation is expected to take several years.

      The company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The company believes its liabilities in these proceedings, in the aggregate, are not material to the company's financial condition or results of operations.

Environmental

      The company is directly or indirectly involved in fifteen Superfund sites in which the company, along with other major U.S. corporations, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency with respect to past shipments of hazardous waste to sites now requiring environmental cleanup. Based on a site by site analysis of the estimated quantity of waste contributed by the company relative to the estimated total quantity of waste, the company believes it is a small contributor and its liability at any individual site is not material. The company is also involved in the cleanup and remediation of various conditions at sites it currently or formerly owned or operated.

      The company measures its environmental exposure based on currently available facts, existing technologies, and presently enacted laws and regulations. Where a reasonable basis for apportionment exists with other PRPs, the company has considered only its share of the liability. The company considers the solvency of other PRPs, whether responsibility is being disputed, and its experience in similar matters in determining its share. Based on a site by site analysis, the company has recorded an amount which it believes will be adequate to cover any liability arising from the sites.

Other

      The company was contingently liable for debt and lease guarantees and other arrangements aggregating up to a maximum of approximately $105 at April 2, 1995 and December 31, 1994.

      In connection with the sale of its defense businesses, the company remains contingently liable for contract performance by the purchasers of these businesses under agreements entered into with the U.S. government. The company believes the probability of any liability arising from this matter is remote. In addition, the sales agreements contain certain representations and warranties under which the purchasers have certain specified periods of time to assert claims against the company. Some claims have been asserted which in the aggregate are material in amount, but the company does not believe that its liability as a result of these claims will exceed the liabilities recorded at the time of the sales.

(G)   A-12 Termination

      As stated in Note F, the U.S. Navy terminated the company's A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the U.S. Navy's new carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas (the contractors) were parties to the contract with the U.S. Navy, each had full responsibility to the U.S. Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the U.S. Navy demanded that the contractors repay $1,352 in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors' appeal of the termination for default, or a negotiated settlement.

      The contractors filed a complaint on June 7, 1991, in the U.S. Court of Federal Claims contesting the default termination. The suit, in effect, seeks to convert the termination for default to a termination for convenience of the U.S. government and seeks other legal and equitable relief. In the aggregate, the contractors seek to recover payment for all costs incurred in the A-12 program and its termination, including interest. The total amount sought, as updated through the end of 1994, is approximately $2 billion, over and above amounts previously received from the U.S. Navy. The company has not recognized any claim revenue from the U.S. Navy.

      A trial on Count XVII of the complaint, which relates to the propriety of the termination for default, was concluded in October 1993. In December 1994, the court issued an order vacating the termination for default, finding that the A-12 contract was not terminated for contractor default, but because the Office of the Secretary of Defense withdrew support and funding from the A-12. In November 1995, a trial will be held to determine whether, notwithstanding the procedural errors committed by the U.S. Navy in terminating the A-12 contract, the contractors' performance was so seriously deficient that conversion to a termination for convenience would create an unconscionable windfall for the contractors. Remaining issues, including quantum, will be deferred until the court rules on the issue of egregious default.

      The company has fully reserved the contracts in process balance associated with the A-12 program and has accrued the company's estimated termination liabilities, and the liability associated with pursuing the
litigation through trial.   In the unlikely event the contractors are
ultimately found to be in default of the A-12 contract and are required to repay all unliquidated progress payments, additional losses of approximately $675 (before tax), plus interest, may be recognized by the company. This result is considered remote.

                      GENERAL DYNAMICS CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              April 2, 1995
             (Dollars in millions, except per share amounts)

BUSINESS ENVIRONMENT

      The company's primary business has historically been supplying weapons systems to the U.S. government. In 1990, U.S. defense budgets, which had been declining since 1985, began falling sharply in response to the end of the Cold War. Management anticipated that the budget declines were structural in that, for the foreseeable future, there would be fewer new weapons systems required which would result in excess capacity in the industry. Accordingly, management believed there would be a necessary contraction and consolidation of the U.S. defense industry. To date, management's analysis of these developments has proved to be true as evidenced by declines, in real terms, in the defense budget and by the number of industry combinations in recent years. The company has been involved in a number of these transactions, including the sales of its Tactical Military Aircraft, Missile Systems and Space Launch Systems businesses.

      In response to budgetary pressures, the Department of Defense (DoD) completed in 1993 the "Bottom-Up Review" (BUR), a comprehensive study to reassess, in the post-Cold War environment, potential threats to national security and to determine the military capabilities needed to address those threats. The company was encouraged by the results of the BUR which recommended construction of a third Seawolf and the New Attack Submarine
(NSSN), as well as designated the company's Electric Boat Division as the shipyard to build those submarines. Congress approved funding for long-lead activity on the third Seawolf in 1992 and for the NSSN development program in 1994. The president's FY96 budget, as submitted to Congress, includes the remaining funding for the third Seawolf, but based on the current political environment, opposition is expected from some members of Congress. The contract for the third Seawolf would provide the level of construction activity necessary to maintain operation of all of Electric Boat's facilities until construction begins on the NSSN, which the DoD currently plans for 1998.

      The U.S. Army has a stated acquisition objective to upgrade 1,079 of its M1 Abrams tanks to the M1A2 configuration by the year 2003. The first 210 units of this program have been funded. The president's FY96 budget submission includes the upgrade of approximately 100 additional units, which the company expects Congress to support. In the first quarter, the company received long-lead funding on these additional units. Because the anticipated procurement rate of the upgrade program is significantly less than previous domestic tank production programs, the company is seeking to supplement volumes by further expanding international sales.

      The company is working closely with its customers to meet demands for capability and affordability at significantly reduced procurement rates. Accordingly, management is continuing to focus on aggressively reengineering the cost structures of all operations to create highly efficient businesses capable of operating profitably at significantly lower volumes. With DoD initiatives to reduce its own infrastructure, additional opportunities may be available for greater involvement in overhaul, maintenance, upgrade and modification work. In addition, the company continues to explore ways to utilize its financial capacity to strengthen its operations through both internal and external investments. Accordingly, management is considering the benefits of corporate business combinations and financial restructuring options to further enhance the value of the company.

RESULTS OF OPERATIONS

      The following table sets forth the net sales and operating earnings by business segment for the three month periods ending April 2, 1995 and April 3, 1994:

                                         Three Month Period
                                           1995       1994     Increase/
                                                              (Decrease)
NET SALES
Nuclear Submarines                       $   425    $   443    $  (18)
Armored Vehicles                             278        307       (29)
Other                                         50         50          -
                                         $   753    $   800    $  (47)

OPERATING EARNINGS:
Nuclear Submarines                       $    43    $    46    $   (3)
Armored Vehicles                              36         32          4
Other                                          -          2        (2)

                                         $    79    $    80    $   (1)


NUCLEAR SUBMARINES

      Net sales and operating earnings decreased during the three month period due to decreased construction activity on the Trident and SSN 688 programs. Net sales and operating earnings are expected to continue to decline during 1995 as the final SSN 688 and one of the final three Trident submarines to be constructed by the company are scheduled to be delivered later in 1995. The decrease in construction activity was partially offset by increased engineering and design work on the NSSN. During the quarter, the company was awarded a multi-year contract for engineering and design work on the NSSN.
The decrease in construction activity was also partially offset by the increase in the earnings rates on the SSN 688 and Trident programs in the third quarter of 1994.


ARMORED VEHICLES

      Net sales decreased during the three month period due primarily to decreased M1 tank production, as well as related spare parts and engineering work, partially offset by increased Single Channel Ground and Airborne Radio System (SINCGARS) production. Operating earnings increased during the three month period due to the increase in the earnings rates on the M1 and SINCGARS programs in the third quarter of 1994, which more than offset the aforementioned volume decrease.


INTEREST, NET

      Interest income (net of interest expense) increased due to the significant increase in the average balance of cash and marketable securities held by the company during the comparative three month period, as well as an increase in the interest rates on the company's investments.

FINANCIAL CONDITION


OPERATING ACTIVITIES

      Net cash provided by continuing operations increased this year over last year due primarily to the net change in the amount the company invested in marketable securities from period to period. In addition, the company made no tax payment in the first quarter of 1995 which also contributed to the increase in cash provided by continuing operations.

      For a discussion of environmental matters and other contingencies, see Note F to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not deemed to be material to the company's financial condition or results of operations.

      Excluding the customer deposits received by the company's former Space Launch Systems business which was sold to Martin Marietta Corporation in the second quarter of 1994, the net cash provided by discontinued operations increased this year over last year. This increase is due primarily to no tax payment being made in the first quarter of 1995 and a decrease in payments for disposition related liabilities.

INVESTING ACTIVITIES

      As previously discussed, the company received $50 in March 1994 from the sales of the lime, brick and a portion of the concrete pipe operations of its Material Service business. The proceeds from these transactions are reported as proceeds from sale of discontinued operations in the Consolidated
Statement of Cash Flows.

FINANCING ACTIVITIES

      The company's Board of Directors increased the regular quarterly dividend on the company's common stock from $0.30 to $0.35 per share and from $0.35 to $0.375 per share in March 1994 and March 1995, respectively. These increases reflect the Board's confidence in the sustainability of the cash flows generated by the company's continuing businesses.

      The company expects to generate sufficient funds from operations to meet both its short and long-term liquidity needs. In addition, the company has the capacity for long-term borrowings and currently has a committed, short-term $850 line of credit. The company anticipates renewing the line of credit, which expires in May 1995, at a lower level.

                                 PART II

                      GENERAL DYNAMICS CORPORATION

                            OTHER INFORMATION

                              April 2, 1995

Item 1.   Legal Proceedings

          Reference is made to Note F, Commitments and Contingencies, which is incorporated herein by reference, for a statement relevant to activities in the quarter covering certain litigation to which the company is a party.

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





Dated May 15, 1995