Form 10-K/A
period 1994-12-31
GENERAL DYNAMICS CORP
filed 1995-06-27
CIK 40533

                       SECURITIES AND EXCHANGE COMMISION
                            WASHINGTON, D.C.   20549

                                  FORM 10-K/A

                    AMENDMENT TO APPLICATION OR REPORT FILED
                     PURSUANT TO SECTION 12, 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          GENERAL DYNAMICS CORPORATION

                                AMENDMENT NO. 1

                 The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1994 Annual Report on Form 10-K as set forth in the pages attached hereto.

                           Index to Exhibits

                           Exhibit 99(d), Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan.

                           Exhibit 99(e), Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees Savings and Stock Investment Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.

                                        GENERAL DYNAMICS CORPORATION

                                        By    /s/  E. A.  KLOBASA
                                              E. A. Klobasa
                                              Secretary


June 27, 1995

INDEX TO EXHIBITS

Note                Exhibit
Number              Number                                         Description
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

                    11                 --Statement re computation of per share earnings
                    13                 --1994 Shareholder Report (pages 14-34)
                    21                 --Subsidiaries
                    23                 --Consent of Independent Public Accountants
                    24-A               --Power of Attorney of the Board of Directors
                    24-B               --Power of Attorney of Michael J. Mancuso, Principal Financial Officer
                                         and John W. Schwartz, Principal Accounting Officer
                    27                 --Financial Data Schedule
                    99(d)              --1994 Annual Report on Form 11-K for the General Dynamics Corporation  Savings
                                         and Stock Investment Plan
                    99(e)              --1994 Annual Report on Form 11-K for the General Dynamics Corporation Hourly
                                         Employees Savings and Stock Investment Plan


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
