Form 10-Q
period 1995-07-02
GENERAL DYNAMICS CORP
filed 1995-08-15
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q


           (Mark One)
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended July 2, 1995

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
Yes  X     No       .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $1 par value - July 28, 1995         62,968,113


                     GENERAL DYNAMICS CORPORATION

                                INDEX








PART I -  FINANCIAL INFORMATION                                 PAGE


Item 1 -  Consolidated Financial Statements

          Consolidated Balance Sheet                               3

          Consolidated Statement of Earnings                 4 and 5

          Consolidated Statement of Cash Flows                     6

          Notes to Unaudited Consolidated Financial Statements     7

Item 2 -  Management's Discussion and Analysis                    11

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                       15

Item 4 -  Submission of Matters to a Vote of Security Holders     15

Item 6 -  Exhibits and Reports on Form 8-K                        15

SIGNATURE                                                         16





                                PART I
                     GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED BALANCE SHEET

                             (UNAUDITED)

                        (Dollars in millions)


                                             July 2   December 31
ASSETS                                        1995        1994

CURRENT ASSETS:
Cash and equivalents                         $  371     $  382
Marketable securities                           867        677
                                              1,238      1,059
Accounts receivable                              94        104
Contracts in process                            292        351
Other current assets                            250        283
Total Current Assets                          1,874      1,797

NONCURRENT ASSETS:
Leases receivable - finance operations          212        220
Real estate held for development                132        128
Property, plant and equipment, net              249        264
Other assets                                    233        264
Total Noncurrent Assets                         826        876
                                             $2,700     $2,673

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $   58     $  134
Other current liabilities                       488        492
Total Current Liabilities                       546        626

NONCURRENT LIABILITIES:
Long-term debt                                   38         39
Long-term debt - finance operations             150        157
Other liabilities                               555        535
Commitments and contingencies (See Note F)
Total Noncurrent Liabilities                    743        731

SHAREHOLDERS' EQUITY:
Common stock, including surplus
  (shares issued 84,387,336)                     89         87
Retained earnings                             1,955      1,860
Treasury stock (shares held 1995, 21,424,054;
  1994, 21,391,547)                           (633)      (631)
Total Shareholders' Equity                    1,411      1,316
                                             $2,700     $2,673

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)

                                              Three Months Ended
                                             July 2      July 3
                                              1995        1994
NET SALES                                    $  703     $   820

OPERATING COSTS AND EXPENSES                    627         738

OPERATING EARNINGS                               76          82

Interest, net                                    15           3
Other income, net                                 2           1

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                            93          86

Provision for income taxes                       32          30

EARNINGS FROM CONTINUING OPERATIONS              61          56

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
Earnings from operations                         13           -
Gain on disposal                                  8          15
                                                 21          15
NET EARNINGS                                 $   82     $    71

NET EARNINGS PER SHARE:

Continuing operations                        $  .97     $   .88
Discontinued operations:
  Earnings from operations                      .20           -
  Gain on disposal                              .13         .24
                                             $ 1.30     $  1.12

WEIGHTED AVERAGE SHARES AND EQUIVALENTS
  OUTSTANDING (in millions)                    63.2        63.5

DIVIDENDS PER SHARE                          $ .375     $   .35

SUPPLEMENTAL INFORMATION:
  General and administrative expenses included
    in operating costs and expenses          $   48     $    45


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)


                                              Six Months Ended
                                             July 2      July 3
                                              1995        1994

NET SALES                                    $1,456     $ 1,620

OPERATING COSTS AND EXPENSES                  1,301       1,458

OPERATING EARNINGS                              155         162

Interest, net                                    28           6
Other income, net                                 2           3

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                           185         171

Provision for income taxes                       64          60

EARNINGS FROM CONTINUING OPERATIONS             121         111

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
Earnings from operations                         13           -
Gain on disposal                                  8          15
                                                 21          15
NET EARNINGS                                 $  142     $   126

NET EARNINGS PER SHARE:

Continuing operations                        $ 1.92     $  1.74
Discontinued operations:
  Earnings from operations                      .20           -
  Gain on disposal                              .13         .24
                                             $ 2.25     $  1.98
WEIGHTED AVERAGE SHARES AND EQUIVALENTS
  OUTSTANDING (in millions)                    63.2        63.6

DIVIDENDS PER SHARE                          $  .75     $   .70

SUPPLEMENTAL INFORMATION:
  General and administrative expenses included
    in operating costs and expenses          $  100     $   103


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                             (UNAUDITED)

                        (Dollars in millions)

                                                  Six Months Ended
                                                July 2        July 3
                                                 1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                   $  142        $  126
Adjustments to reconcile net earnings to net
  cash provided (used) by continuing operations -
Discontinued operations                          (21)          (15)
Depreciation, depletion and amortization           17            20
Decrease (Increase) in -
  Marketable securities                         (190)         (318)
  Accounts receivable                              10          (15)
  Contracts in process                             59            90
  Leases receivable - finance operations            8             7
  Other current assets                             17          (10)
Increase (Decrease) in -
  Accounts payable and other
    current liabilities                          (56)          (53)
  Current income taxes                             19            18
  Deferred income taxes                            25           (8)
Other, net                                       (15)          (23)
Net cash provided  (used) by
  continuing operations                            15         (181)
Net cash provided by discontinued operations       14            17
Net Cash Provided (Used)
  by Operating Activities                          29         (164)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of discontinued operations      15           259
Proceeds from sale of investments
  and other assets                                  8             4
Capital expenditures                             (14)          (10)
Net Cash Provided by Investing Activities           9           253


CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                   (45)          (40)
Repurchase of stock                                 -          (19)
Repayment of long-term debt
  - finance operations                            (4)          (12)
Repayment of long-term debt                       (1)           (1)
Proceeds from option exercises                      1            14
Other                                               -             4
Net Cash Used by Financing Activities            (49)          (54)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS  (11)            35
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD       382            94
CASH AND EQUIVALENTS AT END OF PERIOD          $  371        $  129

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAYMENTS FOR:
Federal income taxes                           $   16        $   71
Interest (including finance operations)            10            10

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)

(A)  Basis of Preparation

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended July 2, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.

     In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the three and six month periods ended July 2, 1995 and July 3, 1994.

(B)  Discontinued Operations

     The operating results of discontinued operations are summarized below:


                        Second Quarter           First Half
                         1995     1994         1995       1994

Net sales               $  131   $ 222        $ 221      $  378

Earnings before
  income taxes          $   20   $   -        $  20      $    -
Provision for
  income taxes               7       -            7           -
Net earnings            $   13   $   -        $  13      $    -
     Per Share          $  .20   $   -        $ .20      $    -

     During the second quarter of 1995, the company closed the sales of eight ready-mix yards of its Material Service business for $15 in cash. The company recognized a gain on disposal of $8, or $.13 per share, net of income taxes of $4.

     During the second quarter of 1994, the company closed the sale of its Space Launch Systems business to Lockheed Martin Corporation (formerly Martin Marietta Corporation) for $209 in cash. The company recognized a gain on disposal of $15, or $.24 per share, net of income taxes of $8.

     During the first quarter of 1994, the company closed the sales of the lime, brick and a portion of the concrete pipe operations of its Material Service business for a total of $50 in cash. No gains or losses were recognized on the sales.



 (C) Liabilities

     A summary of significant components of other liabilities, by current and non-current balance sheet caption, follows:

                                         July 2         December 31
                                          1995              1994
Workers' compensation                    $  165           $   162
Salaries and wages                           52                56
Retiree medical                              66                50
A-12 termination liability
  and legal fees                             50                61
Other                                       155               163
   Other Current Liabilities             $  488           $   492

                                         July 2         December 31
                                          1995              1994
Accrued costs on disposed businesses     $  298           $   306
Coal mining related liabilities              77                73
Other                                       180               156
   Other Liabilities                     $  555           $   535


(D)  Deferred Tax Asset

     The company had a net deferred tax asset of $291 and $316 at July 2, 1995 and December 31, 1994, the current portion of which was $195 and $185, respectively, and was included in other current assets on the Consolidated Balance Sheet. No valuation allowance was required for the company's deferred tax assets at July 2, 1995 and December 31, 1994.

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

     On July 14, 1995, General Dynamics Corporation was served with a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics and Lloyd Thompson, seeking a declaratory judgment and rescission of certain excess loss insurance contracts covering the company's self-insured workers' compensation program at its Electric Boat division for the period July 1, 1988 to June 30, 1992. The named plaintiff, Paul Hunt, is an individual suing on behalf of himself and other individuals who are members of the Lloyd's of London syndicates and other British insurers who have underwritten the risk. The company intends to defend itself in this matter, and does not expect the matter will have a material impact on the company's financial condition or results of operations.

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

Other

     The company was contingently liable for debt and lease guarantees and other arrangements aggregating up to a maximum of approximately $105 at July 2, 1995 and December 31, 1994.

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

      A trial on Count XVII of the complaint, which relates to the propriety of the termination for default, was concluded in October 1993. In December 1994, the court issued an order vacating the termination for default, finding that the A-12 contract was not terminated for contractor default, but because the Office of the Secretary of Defense withdrew support and funding from the A-12. In November 1995, a trial will be held to determine whether, notwithstanding the errors committed by the U.S. Navy in terminating the A-12 contract, the contractors' performance was so seriously deficient that conversion to a termination for convenience would create an unconscionable windfall for the contractors. Specifically, in order to prevail the U.S. government must prove either that the U.S. Navy overlooked or severely misinterpreted critical information on performance failures, or that the contractors withheld, concealed, or provided misleading critical information which would have changed the Navy's attitude concerning the A-12. The company does not believe the evidence will support either theory. Remaining issues, including quantum, will be deferred until the court rules on whether a termination for convenience should be ordered.

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

                     GENERAL DYNAMICS CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                             July 2, 1995
           (Dollars in millions, except per share amounts)

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

     In response to budgetary pressures, the Department of Defense
(DoD) completed in 1993 the "Bottom-Up Review" (BUR), a comprehensive study to reassess, in the post-Cold War environment, potential threats to national security and to determine the military capabilities needed to address those threats. The company was encouraged by the results of the BUR which recommended construction of a third Seawolf and the New Attack Submarine (NSSN), as well as designated the company's Electric Boat Division as the shipyard to build those submarines. The U.S. Navy has clarified that competition on the NSSN could be considered when production rates were at a level that would support two shipbuilders. Recent legislative actions by Congress has demonstrated an interest in competition on the NSSN.

     Congress approved funding for long-lead activity on the third Seawolf in 1992 and for the NSSN development program in 1994. The president's FY96 budget, as submitted to Congress, includes the remaining funding for the third Seawolf. In Congress, the Senate is supporting the third Seawolf, while the House of Representatives is opposing it, but would provide $1 billion for alternative submarine projects at Electric Boat. Ultimately these differences will be resolved in the preparation of the authorization and appropriation bills which will be presented to the President for approval in the fall. Funding of the third Seawolf would provide the level of construction activity necessary to maintain operation of all of Electric Boat's facilities until construction begins on the NSSN. The DoD currently plans and the relevant congressional committees have provided the requested long-lead funding in authorization and appropriation bills to support construction of the NSSN in 1998.

     The U.S. Army has a stated acquisition objective to upgrade 1,079 of its M1 Abrams tanks to the M1A2 configuration by the year 2003.
The first 210 units of this program have been funded. The president's FY96 budget submission includes the upgrade of approximately 100 additional units, which the company expects Congress to support. The company is working with the U. S. Army to secure a multi-year contract which would permit the procurement of 120 units per year. Because the anticipated procurement rate of the upgrade program is significantly less than previous domestic tank production programs, the company is seeking to supplement volumes by further expanding international sales.

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


BACKLOG

     The following table shows the approximate backlog of the company as calculated at July 2, 1995 and December 31, 1994.

                              July 2      December 31
                               1995           1994

Nuclear Submarines            $2,079         $2,463
Armored Vehicles               1,312          1,378
Other                            738            721

   Funded Backlog             $4,129         $4,562

   Total Backlog              $5,940         $6,006

     Funded backlog represents the total estimated remaining sales value of authorized work that has been appropriated by Congress, and authorized and funded by the procuring agency. Funded backlog also includes amounts for long-term coal contracts. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming.


RESULTS OF OPERATIONS

     The following table sets forth the net sales and operating earnings by business segment for the three and six month periods ending July 2, 1995 and July 3, 1994:

                          Three Month Period        Six Month Period
                                         Inc/                    Inc/
                        1995    1994    (Dec)     1995    1994  (Dec)
NET SALES:
Nuclear Submarines     $ 395   $ 441    $(46)   $  820  $  884  $ (64)
Armored Vehicles         261     328    (67)       539     635    (96)
Other                     47      51     (4)        97     101     (4)

                       $ 703   $ 820    $(117)  $1,456  $1,620  $(164)


OPERATING EARNINGS:
Nuclear Submarines     $  41   $  46    $(5)    $   84  $   92  $  (8)
Armored Vehicles          35      34       1        71      66       5
Other                      -       2     (2)         -       4     (4)

                       $  76   $  82    $(6)    $  155  $  162  $  (7)


NUCLEAR SUBMARINES

     Net sales and operating earnings decreased during the three and six month periods due to decreased construction activity on the Trident and SSN 688 programs, partially offset by increased engineering and design work on the NSSN. One of the final three Trident submarines to be constructed by the company was delivered during the quarter and the final SSN 688 is scheduled to be delivered in the third quarter. Accordingly, net sales and operating earnings are expected to be lower in 1995 as the number of ships under construction decreases.

     As these mature programs near completion and risks are removed, and the benefits of cost reduction efforts are realized, the company regularly assesses their estimated earnings at completion. Based on this assessment, the earnings rate on the Trident program was increased in the second quarter. Previously, the earnings rates on both the SSN 688 and Trident programs were increased in the third quarter of 1994. These earnings rate increases also partially offset the decrease in net sales and operating earnings resulting from decreased construction volume.

     In July, members of Electric Boat's Metal Trades Council (MTC) ratified a new three-year contract. Union leadership and management developed an agreement that meets cost goals that will keep Electric Boat competitive, while protecting the interest of the employees. Among the significant terms of the agreement, the MTC eliminated its post-65 retiree medical program and added a pension supplement, a benefits change the company first introduced in 1993 for its non-represented employees. Also as part of the agreement, the company is offering a voluntary early retirement incentive package. A similar package is being offered to the non-represented employees. Together, these changes are expected to reduce the company's unfunded retiree medical obligation approximately $30, while increasing its pension obligation, for which funding is already in place, by approximately $130. The impact of these changes on the company's results of operations and financial condition is not expected to be significant.


ARMORED VEHICLES

     Net sales decreased during the three and six month periods due primarily to decreased M1 tank production, as well as related spare parts and engineering work, and the absence in 1995 of nonrecurring activity on various contracts during the second quarter of 1994.
These decreases in volume were partially offset by increased Single Channel Ground and Airborne Radio System (SINCGARS) production. Net sales during the second half of 1995 for the Armored Vehicles segment are expected to remain at levels similar to the first half. Operating earnings increased during the three and six month periods due to the increase in the earnings rates on the M1 and SINCGARS programs in the third quarter of 1994, which more than offset the aforementioned volume decrease.


INTEREST, NET

     Interest income (net of interest expense) increased due to the significant increase in the average balance of cash and marketable securities held by the company during the comparative three and six month periods, as well as an increase in the interest rates on the company's investments.


DISCONTINUED OPERATIONS

     As described in Note B to the Consolidated Financial Statements, the company reported earnings from discontinued operations of $13 in the second quarter of 1995. These earnings are attributable primarily to the MD-11 program at the company's Commercial Aircraft Subcontracting business. Previously, the company had ceased earnings recognition on the MD-11 program due to uncertainties surrounding its completion. As a result of resolving these and other matters related to the shut-down of the operations, the company began recognizing earnings on the program once again in the second quarter.

     Also discussed in Note B are several transactions which occurred during the six months ended July 2, 1995 and July 3, 1994 involving the disposal of discontinued operations.

NEW ACCOUNTING STANDARD

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires the adjustment of the carrying value of long-lived assets and certain identifiable intangibles, if their value is determined to be impaired as defined by the standard. The company is required to adopt the provisions of this standard on January 1, 1996 and is currently studying its impact.


FINANCIAL CONDITION

OPERATING ACTIVITIES

     Net cash provided by continuing operations increased this year over last year due primarily to the net change in the amount the company invested in marketable securities from period to period. In addition, the company made lower tax payments in 1995 which also contributed to the increase in cash provided by continuing operations.

     For a discussion of environmental matters and other contingencies, see Note F to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not deemed to be material to the company's financial condition or results of operations.


INVESTING ACTIVITIES

     As previously discussed, the company has sold the assets of several businesses during the six month periods ended July 2, 1995 and July 3, 1994. The proceeds from these transactions are reported as proceeds from sale of discontinued operations in the Consolidated Statement of Cash Flows.


FINANCING ACTIVITIES

     The company's Board of Directors increased the regular quarterly dividend on the company's common stock from $0.30 to $0.35 per share and from $0.35 to $0.375 per share in March 1994 and March 1995, respectively.

     During the second quarter of 1994, the company repurchased approximately 450,000 shares of its stock on the open market for a total of $19.

     The company expects to generate sufficient funds from operations to meet both its short and long-term liquidity needs. In addition, the company has the capacity for long-term borrowings and currently has a committed, short-term $300 line of credit.

                               PART II

                     GENERAL DYNAMICS CORPORATION

                          OTHER INFORMATION

                             July 2, 1995

Item 1.     Legal Proceedings

   Reference is made to Note F, Commitments and Contingencies, which is incorporated herein by reference, for a statement relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 4.     Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company, for which proxies were solicited pursuant to Regulation 14, was held on May 3, 1995.

(b) & (c)   A brief description of each matter voted upon and the number of votes cast is as follows:


MATTER                                VOTES CAST

                            For      Against     Abstain    Non-Votes

Election of Directors:
Carlucci, F.C.          55,174,424                806,995
Chabraja, N.D.          55,198,651                782,768
Crown, J.S.             55,482,334                499,085
Crown, L.               55,167,772                813,647
Goodman, C.H.           55,492,469                488,950
Mellor, J.R.            55,494,122                487,297
Trost, C.A.H.           55,494,088                487,331

Selection of
Independent Auditors    55,662,459     219,160     99,800

Shareholder Proposal Regarding:
Composition of Board    13,210,085  36,803,477  1,365,315  4,602,542


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





Dated August 15, 1995