Form 10-Q
period 1995-10-01
GENERAL DYNAMICS CORP
filed 1995-11-03
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549


                              FORM 10-Q

            (Mark One)
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 1, 1995

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

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $1 par value - October 29, 1995         62,979,722

                     GENERAL DYNAMICS CORPORATION

                                INDEX








PART I -  FINANCIAL INFORMATION                                PAGE


Item 1 -  Consolidated Financial Statements

          Consolidated Balance Sheet                               3

          Consolidated Statement of Earnings                4  and 5

          Consolidated Statement of Cash Flows                     6

          Notes to Unaudited Consolidated Financial Statements     7

Item 2 -  Management's Discussion and Analysis                    12

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                       16

Item 6 -  Exhibits and Reports on Form 8-K                        16

SIGNATURE                                                         17





                                PART I
                     GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED BALANCE SHEET

                             (UNAUDITED)

                        (Dollars in millions)


                                           October 1  December 31
ASSETS                                        1995        1994

CURRENT ASSETS:
Cash and equivalents                         $  143     $  382
Marketable securities                           850        677
                                                993      1,059
Accounts receivable                             121        104
Contracts in process                            599        351
Other current assets                            257        283
Total Current Assets                          1,970      1,797

NONCURRENT ASSETS:
Leases receivable - finance operations          210        220
Real estate held for development                135        128
Property, plant and equipment, net              417        264
Other assets                                    385        264
Total Noncurrent Assets                       1,147        876
                                             $3,117     $2,673

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                             $  123     $  134
Other current liabilities                       735        492
Total Current Liabilities                       858        626

NONCURRENT LIABILITIES:
Long-term debt                                   38         39
Long-term debt - finance operations             148        157
Other liabilities                               593        535
Commitments and contingencies (See Note G)
Total Noncurrent Liabilities                    779        731

SHAREHOLDERS' EQUITY:
Common stock, including surplus
  (shares issued 84,387,336)                     90         87
Retained earnings                             2,023      1,860
Treasury stock (shares held 1995, 21,408,093;
  1994, 21,391,547)                           (633)      (631)
Total Shareholders' Equity                    1,480      1,316
                                             $3,117     $2,673


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)

                                              Three Months Ended
                                           October 1   October 2
                                              1995        1994
NET SALES                                    $  718      $  714

OPERATING COSTS AND EXPENSES                    641         637

OPERATING EARNINGS                               77          77

Interest, net                                    14           7
Other income (expense), net                       2         (1)

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                              93          83

Provision for income taxes                       31          29

EARNINGS FROM CONTINUING OPERATIONS              62          54

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
Earnings from operations                         18           -
Gain on disposal                                 11           -
                                                 29           -

NET EARNINGS                                 $   91      $   54

NET EARNINGS PER SHARE:

Continuing operations                        $  .98      $  .85
Discontinued operations:
Earnings from operations                        .29           -
Gain on disposal                                .17           -
                                             $ 1.44      $  .85

WEIGHTED AVERAGE SHARES AND EQUIVALENTS
OUTSTANDING (in millions)                      63.3        63.3

DIVIDENDS PER SHARE                          $ .375      $  .35

SUPPLEMENTAL INFORMATION:
General and administrative expenses included
  in operating costs and expenses            $   55      $   76



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)


                                             Nine Months Ended
                                           October 1    October 2
                                              1995        1994

NET SALES                                    $2,174      $2,334

OPERATING COSTS AND EXPENSES                  1,942       2,095

OPERATING EARNINGS                              232         239

Interest, net                                    42          13
Other income, net                                 4           2

EARNINGS FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES                             278         254

Provision for income taxes                       95          89

EARNINGS FROM CONTINUING OPERATIONS             183         165

DISCONTINUED OPERATIONS, NET OF INCOME TAXES:
Earnings from operations                         31           -
Gain on disposal                                 19          15
                                                 50          15
NET EARNINGS                                 $  233      $  180

NET EARNINGS PER SHARE:

Continuing operations                        $ 2.89      $ 2.60
Discontinued operations:
Earnings from operations                        .49           -
Gain on disposal                                .30         .24
                                             $ 3.68      $ 2.84
WEIGHTED AVERAGE SHARES AND EQUIVALENTS
OUTSTANDING (in millions)                      63.3        63.5

DIVIDENDS PER SHARE                          $1.125      $ 1.05

SUPPLEMENTAL INFORMATION:
General and administrative expenses included
  in operating costs and expenses            $  155      $  179



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                             (UNAUDITED)
                        (Dollars in millions)


Nine Months Ended
                                           October 1   October 2
                                              1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                 $  233     $  180
Adjustments to reconcile net earnings to net
  cash provided (used) by continuing operations -
Discontinued operations                        (50)       (15)
Depreciation, depletion and amortization         26         30
Decrease (Increase) in -
  Marketable securities                       (173)      (367)
  Accounts receivable                            12       (33)
  Contracts in process                         (41)         71
  Leases receivable - finance operations          9          8
  Other current assets                            9        (9)
Increase (Decrease) in -
  Accounts payable and other
     current liabilities                         11       (76)
  Current income taxes                           13        (4)
  Deferred income taxes                          38         37
Other, net                                     (12)       (13)
Net cash provided (used)
  by continuing operations                       75      (191)
Net cash provided (used)
  by discontinued operations                     50       (28)
Net Cash Provided (Used)
  by Operating Activities                       125      (219)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Bath Iron Works                   (300)          -
Proceeds from sale of discontinued operations    22        259
Proceeds from sale of investments
  and other assets                               11          4
Capital expenditures                           (22)       (15)
Net Cash Provided (Used) by
  Investing Activities                        (289)        248

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                 (68)       (62)
Repurchase of stock                               -       (19)
Repayment of long-term debt
  - finance operations                          (6)       (14)
Repayment of long-term debt                     (2)        (1)
Proceeds from option exercises                    1         14
Other                                             -          4
Net Cash Used by Financing Activities          (75)       (78)

NET DECREASE IN CASH AND EQUIVALENTS          (239)       (49)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD     382         94
CASH AND EQUIVALENTS AT END OF PERIOD        $  143     $   45

SUPPLEMENTAL CASH FLOW INFORMATION
CASH PAYMENTS FOR:
Federal income taxes                         $   40     $   71
Interest (including finance operations)          12         12

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)

(A)  Basis of Preparation

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended October 1, 1995, are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1994.

     In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results for the three and nine month periods ended October 1, 1995 and October 2, 1994.

(B)  Acquisition

     On September 13, 1995, the company closed the agreement to purchase Bath Iron Works Corporation for approximately $300 in cash. Bath Iron Works is a premier builder of surface combatant ships for the U.S. Navy and has a backlog which currently includes contracts for the delivery of 11 DDG 51 destroyers. The transaction has been accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net tangible assets acquired has been recorded as an intangible asset related to the destroyer program and amounted to $141. The intangible asset, which is included in other assets on the Consolidated Balance Sheet, is being amortized over a 25-year period. Operating results of Bath Iron Works have been included with those of the company from the closing date.

     The following pro forma combined financial information presents the historical results of operations of the company and Bath Iron Works for the three and nine month periods ended October 1, 1995 and October 2, 1994, with pro forma adjustments as if Bath Iron Works had been acquired as of the beginning of the periods presented. The pro forma information is based upon certain estimates and assumptions that the company believes are reasonable in the circumstances. The pro forma information is not necessarily indicative of what the results of operations actually would have been if the transaction had occurred on the date indicated, or of future results of operations.

                                   Third Quarter      Nine Months
                                    1995    1994      1995     1994

Net Sales                          $  873  $   922  $2,812   $2,986

Earnings From
  Continuing Operations            $   64  $    58  $  196   $  178

    Per Share                      $ 1.01  $   .92  $ 3.10   $ 2.80


(C)  Discontinued Operations

Earnings from operations

     The operating results of discontinued operations are summarized below:

                        Third Quarter           Nine Months
                        1995      1994        1995        1994

Net sales              $  131    $  130      $  352    $  508

Earnings before
  income taxes         $   28    $    -      $   48    $    -
Provision for
  income taxes             10         -          17         -
Net earnings           $   18    $    -      $   31    $    -

     Per Share         $  .29    $    -      $  .49    $    -

Gain on Disposal

     During the third quarter of 1995, the company closed the sales of two concrete pipe yards of its Material Service business for $7 in cash. In addition, the company recognized a portion of its deferred gain from a prior disposal as a result of the favorable resolution of a contingency. The Company recognized a gain on these transactions of $11, or $.17 per share, net of income taxes of $2.

     During the second quarter of 1995, the company closed the sales of eight ready-mix yards of its Material Service business for $15 in cash. The company recognized a gain on disposal of $8, or $.13 per share, net of income taxes of $4.

     During the first six months of 1994, the company closed the sale of its Space Launch Systems business to Lockheed Martin Corporation (formerly Martin Marietta Corporation) for $209 in cash, and the sales of the lime, brick and a portion of the concrete pipe operations of its Material Service business for a total of $50 in cash. The company recognized a gain on disposal of $15, or $.24 per share, net of income taxes of $8 on these transactions.



(D)  Liabilities

     A summary of significant components of other liabilities, by current and non-current balance sheet caption, follows:

                                       October 1        December 31
                                          1995              1994
Workers' compensation                    $  230           $   162
Salaries and wages                           79                56
Accrued retirement benefits                 201                50
A-12 termination liability and legal fees    45                61
Other                                       180               163
   Other Current Liabilities             $  735           $   492

                                       October 1        December 31
                                          1995              1994
Accrued costs on disposed businesses     $  298           $   306
Coal mining related liabilities              70                73
Other                                       225               156
   Other Liabilities                     $  593           $   535

(E)  Deferred Tax Asset

     The company had a net deferred tax asset of $278 and $316 at October 1, 1995 and December 31, 1994, the current portion of which was $196 and $185, respectively, and was included in other current assets on the Consolidated Balance Sheet. No valuation allowance was required for the company's deferred tax assets at October 1, 1995 and December 31, 1994.

(F)  Earnings Per Share

     Earnings per share are computed from the weighted average number of common shares and equivalents outstanding during each period. Common share equivalents are attributable primarily to outstanding stock options. Because there is not a material difference between primary and fully diluted earnings per share, only fully diluted earnings per share are presented.

(G)  Commitments and Contingencies

Litigation

     On January 7, 1991, the U.S. Navy terminated for default a contract with the company and McDonnell Douglas Corporation (McDonnell Douglas) for the full-scale development of the U.S. Navy's A-12 aircraft. The U.S. Navy has demanded repayment of unliquidated progress payments, plus interest. The company and McDonnell Douglas have a claim pending against the U.S. government in the Court of Federal Claims (see Note H).

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

Other

     The company was contingently liable for debt and lease guarantees and other arrangements aggregating up to a maximum of approximately $105 at October 1, 1995 and December 31, 1994.


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


(H)  A-12 Termination

     As stated in Note G, the U.S. Navy terminated the company's A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the U.S. Navy's new carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas (the contractors) were parties to the contract with the U.S. Navy, each had full responsibility to the U.S. Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the U.S. Navy demanded that the contractors repay $1,352 in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors' appeal of the termination for default, or a negotiated settlement.

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

      A trial on Count XVII of the complaint, which relates to the propriety of the termination for default, was concluded in October 1993. In December 1994, the court issued an order vacating the termination for default, finding that the A-12 contract was not terminated for contractor default, but because the Office of the Secretary of Defense withdrew support and funding from the A-12. In November 1995, a trial will be held to determine whether, notwithstanding the errors committed by the U.S. Navy in terminating the A-12 contract, the contractors' performance was so seriously deficient that conversion to a termination for convenience would create an unconscionable windfall for the contractors. Specifically, in order to prevail the U. S. government must prove either that the U.S. Navy overlooked or severely misinterpreted critical information on performance failures, or that the contractors withheld, concealed, or provided misleading critical information which would have changed the Navy's attitude concerning the A-12. The company does not believe the evidence will support either theory. Remaining issues, including quantum, will be deferred until the court rules on whether a termination for convenience should be ordered.

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

                     GENERAL DYNAMICS CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           October 1, 1995
           (Dollars in millions, except per share amounts)

Business Environment

Background

     The company's primary business has historically been supplying weapons systems to the U.S. government. In 1990, U.S. defense budgets, which had been declining since 1985, began falling sharply in response to the end of the Cold War. Management anticipated that the budget declines were structural in that, for the foreseeable future, there would be fewer new weapons systems required which would result in excess capacity in the industry. Accordingly, management believed there would be a necessary contraction and consolidation of the U.S. defense industry. To date, management's analysis of these developments has proved to be true as evidenced by declines, in real terms, in the defense budget and by the number of industry combinations.

     In response to this changing business environment, management initiated a program requiring its major businesses to be market leaders and to have "critical mass" - the appropriate size to retain key capabilities and ensure economies of scale, and sought to meet these criteria through mergers, acquisitions, or sales of businesses if necessary. In following this strategy, the company sold in recent years its Tactical Military Aircraft, Missile Systems and Space Launch Systems businesses. More recently, on September 13, 1995, the company acquired Bath Iron Works Corporation. Bath Iron Works is a premier builder of surface combatant ships for the U.S. Navy, and has served as the lead shipyard for 10 of 20 classes of surface combatants built for the Navy since World War II. Their backlog includes contracts for the delivery of 11 DDG 51 destroyers. Navy plans call for the construction of an additional 25 destroyers which are expected to be allocated between Bath Iron Works and its principal competitor.

     As a result of the acquisition, the company has formed a new business segment, the Marine Group. This segment includes the company's Electric Boat Division, which represented the former Nuclear Submarines segment; the company's ship management operations, which were previously reported in the Other segment; and Bath Iron Works. The company continues to have an Armored Vehicles segment and an Other segment, which now principally represents its coal mining operations in the midwest.

Legislative Developments

     Congress approved funding for long-lead activity on the third Seawolf in 1992 and for the New Attack Submarine (NSSN) development program in 1994, both of which are to be built at Electric Boat. The third Seawolf provides the level of construction activity necessary to maintain operation of all of Electric Boat's facilities until construction begins on the NSSN, which the DoD currently plans for 1998. The 1996 Defense Appropriations Conference (the Conference) Report included $700 million of the remaining $1.5 billion funding required for the third Seawolf and $1.1 billion for the NSSN. The Conference Report also provided funding for two DDG 51 destroyers. The House of Representatives voted down the Conference Report, while the Senate has yet to bring it to the floor for final passage. As a result, the Conference has been reopened in an attempt to resolve certain of the issues that led to the House action. The issues to be addressed by the Conference are not expected to affect the funding of the aforementioned programs.

     The U.S. Army has a stated acquisition objective to upgrade 1,079 of its M1 Abrams tanks to the M1A2 configuration by the year 2003.
The first 210 units of this program have been funded. The Conference
Report included approval for a multi-year program which the company believes will result in a stable five-year tank procurement. The company is confident this provision will be supported in future Conference actions. Because the anticipated procurement rate of the upgrade program is significantly less than previous domestic tank production programs, the company is seeking to supplement volumes by further expanding international sales and by participating in other armored vehicle programs.

Strategic Focus

     The company is working closely with its customers to meet demands for capability and affordability at significantly reduced procurement rates. Accordingly, management is continuing to focus on aggressively reengineering the cost structures of all operations to create highly efficient businesses capable of operating profitably at significantly lower volumes. With DoD initiatives to reduce its own infrastructure, additional opportunities may be available for greater involvement in overhaul, maintenance, upgrade and modification work. In addition, the company continues to explore ways to utilize its financial capacity to strengthen its operations through both internal and external investments. Accordingly, management will continue to consider the benefits of corporate business combinations and financial restructuring options to further enhance the value of the company.


Backlog

     The following table shows the approximate backlog of the company as calculated at October 1, 1995 and December 31, 1994.

                            October 1     December 31
                               1995           1994

Marine Group                  $4,113         $2,486
Armored Vehicles               1,149          1,378
Other                            702            698

   Funded Backlog             $5,964         $4,562

   Total Backlog              $7,836         $6,006

     Funded backlog represents the total estimated remaining sales value of authorized work that has been appropriated by Congress, and authorized and funded by the procuring agency. Funded backlog also includes amounts for long-term coal contracts. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming.


Results of Operations

     The following table sets forth the net sales and operating earnings by business segment for the three and nine month periods ending October 1, 1995 and October 2, 1994:

                          Three Month Period       Nine Month Period
                                         Inc/                    Inc/
                        1995     1994   (Dec)    1995     1994  (Dec)
NET SALES:
Marine Group           $ 430   $ 403    $  27    $1,279 $1,314  $ (35)
Armored Vehicles         255     277     (22)       794    912   (118)
Other                     33      34      (1)       101    108     (7)

                       $ 718   $ 714    $   4    $2,174 $2,334  $(160)


OPERATING EARNINGS:
Marine Group           $  47   $  46    $   1    $  143 $  149  $  (6)
Armored Vehicles          35      37      (2)       106    103       3
Other                    (5)     (6)        1      (17)   (13)     (4)

                       $  77   $  77    $   -    $  232 $  239  $  (7)

Marine Group

     Net sales and operating earnings decreased during the nine month period due to decreased construction activity on the Trident and SSN 688 programs, partially offset by increased engineering and design work on the NSSN. Net sales and operating earnings increased during the three month period due to the acquisition of Bath Iron Works. This transaction has been accounted for under the purchase method of accounting, wherein an intangible asset related to the destroyer program of $141 million was recognized and is being amortized over a 25-year period. The operating results of Bath Iron Works have been included with those of the company from the closing date. The inclusion of two weeks of Bath Iron Works' results in the results of the quarter more than offset the volume decrease at Electric Boat.

     As long-term programs near completion and risks are removed, and the benefits of cost reduction efforts are realized, the company regularly assesses their estimated earnings at completion. Based on this assessment, the earnings rate on the Trident program was increased in the second quarter of 1995. Previously, the earnings rates on both the SSN 688 and Trident programs were increased in the third quarter of 1994. These earnings rate increases also partially offset the decrease in net sales and operating earnings resulting from decreased construction volume.


Armored Vehicles

     Net sales and operating earnings decreased during the three month period due primarily to decreased M1 tank production. Net sales decreased during the nine month period also due primarily to decreased M1 tank production, as well as related spare parts and engineering work. Operating earnings increased during the nine month period due to the increase in the earnings rates on the M1 and Single Channel Ground and Airborne Radio System programs in the third quarter of 1994, which more than offset the aforementioned volume decrease.


Interest, Net

     Interest income (net of interest expense) increased due to the significant increase in the average balance of cash and marketable securities held by the company during the comparative three and nine month periods, as well as an increase in the interest rates on the company's investments.


Discontinued Operations

     Earnings from discontinued operations in 1995 are attributable primarily to the MD-11 program at the company's Commercial Aircraft Subcontracting business. Previously, the company had ceased earnings recognition on the MD-11 program due to uncertainties surrounding its completion. As a result of resolving these and other matters related to the shut-down of the operations, the company began recognizing earnings on the program once again in the second quarter of 1995.

     Discussed in Note C to the Consolidated Financial Statements are several transactions which occurred during the nine months ended
October 1, 1995 and October 2, 1994 involving the disposal of discontinued operations.


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


Financial Condition

Operating Activities

     Net cash provided by continuing operations increased this year over last year due primarily to the decrease in the amount of cash used for investment in marketable securities, and the increase in proceeds from investment income. Net cash provided by discontinued operations increased this year over last year due primarily to the receipt of scheduled payments by the company's Commercial Aircraft Subcontracting business in accordance with the terms of the termination agreement with McDonnell Douglas Corporation.

     For a discussion of environmental matters and other contingencies, see Note G to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not deemed to be material to the company's financial condition or results of operations.

Investing Activities

     As previously discussed, the company acquired Bath Iron Works Corporation on September 13, 1995 for $300 in cash. Also previously discussed, the company has sold the assets of several businesses during the nine month periods ended October 1, 1995 and October 2, 1994. The proceeds from these transactions are reported as proceeds from sale of discontinued operations in the Consolidated Statement of Cash Flows.

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

                               PART II

                     GENERAL DYNAMICS CORPORATION

                          OTHER INFORMATION

                           October 1, 1995

Item 1.    Legal Proceedings

           Reference is made to Note G, Commitments and Contingencies, which is incorporated herein by reference, for a statement relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 6.    Exhibits and Reports on Form 8-K

   (a)     Exhibits

           Exhibit 11, Statement Re Computation of Per Share Earnings

   (b)     Reports on Form 8-K

           On August 17, 1995, the company reported to the Securities and Exchange Commission (SEC) under Item 5, Other Events, that on that day the company had reached an agreement to acquire all the outstanding shares of Bath Iron Works Corporation for $300 million in cash.

           On September 28, 1995, the company reported to the SEC under
           Item 2, Acquisition or Disposition of Assets, that on
           September 13, 1995 the company had acquired all the outstanding shares of Bath Iron Works Corporation. Included in the filing were the separate financial statements of Bath Iron Works and pro forma combined financial information.





                             SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              GENERAL DYNAMICS CORPORATION





                              by /s/ John W. Schwartz
                                 John W. Schwartz
                                 Controller
                                 (Principal Accounting Officer)





Dated November 3, 1995