Form 10-K405
period 1995-12-31
GENERAL DYNAMICS CORP
filed 1996-03-21
CIK 40533

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR
    / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                        For the transition period from to

                         Commission file number 1-3671

                          GENERAL DYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware                                                                                          13-1673581
--------                                                                                          ----------
State or Other Jurisdiction of                                                                    I.R.S. Employer
Incorporation or Organization                                                                     Identification No.

3190 Fairview Park Drive, Falls Church, Virginia                                                  22042-4523
------------------------------------------------                                                  ----------
Address of principal executive offices                                                            Zip Code

       Registrant's telephone number, including area code (703) 876-3000
                                                          --------------
          Securities registered pursuant to Section 12(b) of the Act:

                                                                                                  Name of Each Exchange
Title of Each Class                                                                               on Which Registered
-------------------                                                                               -------------------
Common Stock, $1.00 Par Value                                                                     New York Stock Exchange
                                                                                                  Chicago Stock Exchange
                                                                                                  Pacific Stock Exchange

9.95% Debentures Due 2018                                                                         New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No
                                               -----   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. x
                            ----

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,296,027,067 at March 8, 1996, calculated in accordance with the Securities and Exchange Commission rules as to beneficial ownership.

         63,180,206 shares of the registrant's common stock were outstanding at March 8, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Parts I and II incorporate information from certain portions of the registrant's Annual Report to security holders for the fiscal year ended December 31, 1995 (1995 Shareholder Report).

         Part III incorporates information from certain portions of the registrant's definitive Proxy Statement for the 1996 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

================================================================================

ITEM 1.        BUSINESS

INTRODUCTION

         General Dynamics Corporation (the company) has historically been a supplier of weapons systems to the U.S. government. The company is a Delaware corporation formed in 1952 as successor to the Electric Boat Company. Two of the company's primary operating units, General Dynamics Land Systems Inc. (formerly Chrysler Defense, Inc.) and Bath Iron Works Corporation, were acquired in 1982 and 1995, respectively. In addition, the company operates other smaller businesses.

         The company's three business segments are the Marine Group which is composed of Electric Boat Corporation (Electric Boat), Bath Iron Works Corporation (BIW), and American Overseas Marine Corporation (AMSEA); Armored Vehicles which represents General Dynamics Land Systems Inc. (Land Systems); and Other which is composed of Freeman Energy Corporation (Freeman Energy) and Patriot I, II and IV Shipping Corporations (Patriots). A general description of these businesses including products, properties and other related information follows. The information on the amounts of revenue, operating profit or loss and identifiable assets attributable to each of the company's three business segments is included under the caption entitled "Business Segment Information" on page 18 of the 1995 Shareholder Report, filed as
Exhibit 13 to this Annual Report on Form 10-K, and is incorporated herein by reference.

MARINE GROUP

         NUCLEAR SUBMARINES. Electric Boat designs and builds nuclear submarines for the U.S. Navy. Electric Boat also performs overhaul and repair work on submarines as well as a broad range of engineering work including advanced research and technology development, systems and component design evaluation, prototype development and logistics support to the operating fleet. Electric Boat also serves as ship integrator for certain components and subassemblies of the submarines, such as electronic equipment. Electric Boat's net sales were $1,567, $1,678 and $1,711 in 1995, 1994 and 1993, respectively.

         Electric Boat has contracts for construction of Ohio class ballistic missile submarines (Trident) and Seawolf class attack submarines (Seawolf), which are currently under construction at Electric Boat's two major construction facilities. Electric Boat produces modular submarine hull sections, components and subassemblies in leased and owned facilities at Quonset Point, Rhode Island, and in company-owned facilities at Avenel, New Jersey. Final assembly, test and delivery of the ships is accomplished at its 96 acre shipyard on the Thames River at Groton, Connecticut, which contains a covered area in excess of 2.6 million square feet, and is owned by the company. Approximately 50% of Electric Boat's property, plant and equipment was fully depreciated at December 31, 1995.

         Electric Boat competed with Newport News Shipbuilding and Drydock Company (Newport News) for construction of the Los Angeles class and the first two Seawolf submarines. The construction contract for a third Seawolf is currently in final negotiation with the Navy. Electric Boat is the sole producer of Trident and Seawolf submarines and the designer and designated lead ship builder of the New Attack Submarine. Most engineering work is performed on a sole-source basis by Electric Boat. For some repair work on submarines, Electric Boat competes with Newport News.

         SURFACE COMBATANTS. BIW builds and repairs surface ships, while also performing extensive engineering and support services for the U.S. Navy. BIW is the lead shipbuilder for Arleigh Burke class destroyers (DDG 51). It also plays a lead role in providing design, engineering, and ongoing life cycle support services for DDG 51 class ships.

         BIW accomplishes ship assembly at its 58 acre main shipyard in Bath, Maine, which includes an 115,000 square foot unit assembly building; a 45,000 square foot mechanized plate facility; and an 82,000 square foot extended pre-outfit building. BIW also performs structural steel fabrication, outfit (pipe and sheet metal) fabrication, and material warehousing at sites in East Brunswick, Maine. Ship overhaul and repair work, including ship dry-docking, is accomplished at leased facilities in Portland, Maine.

         Construction of the DDG 51 class ships are allocated between BIW and Ingalls Shipbuilding, Inc. (Ingalls). To date, BIW has been awarded contracts to build 18 ships and Ingalls has received contracts to build 14 ships of the class. BIW is also a significant member of a team that will bid competitively in 1996 to become the lead designer and builder of the Navy's LPD 17 class amphibious assault ships. BIW's design and support contracts are primarily sole source, with some work awarded on a competitive basis.

         SHIP MANAGEMENT. AMSEA provides ship management services for five of the U.S. Navy's Maritime Prepositioning Ships (MPS), nine of the U.S. Maritime Administration's Ready Reserve Force ships (RRF), and two U.S. Maritime Army War Reserve vessels (AWR-3). The MPS are under five-year contracts of which three were renewed in 1995, and two will be renewed in 1996. These contracts are renewable through the year 2011. The RRF ships are in the third year of their five-year contracts for which the company competed with various other ship management providers. The contract for the AWR-3 vessels is expected to be renewed in March of 1996. The MPS and AWR-3 vessels operate worldwide; the RRF vessels are located on the east, gulf and west coasts of the United States. AMSEA's home office is in Quincy, Massachusetts.

ARMORED VEHICLES

         Land Systems is the sole-source producer of main battle tanks for the U.S. government. Land Systems designs and manufactures the M1 Series Abrams Main Battle Tank for the U.S. Army and the U.S. Marine Corps. Land Systems also performs engineering and upgrade work as well as provides support for existing armored vehicles. Production of the M1A1, a version of the M1 that incorporates increased firepower, additional crew protection features, and improved armor, was initiated in 1985. Production of the M1A2, the latest version of the M1 which incorporates battlefield management systems aimed at providing improved fightability, as well as improved survivability of the tank's four crew members, was initiated in 1992. The company continues to upgrade M1 tanks to the M1A2 version and is negotiating a multi-year contract to upgrade up to 120 tanks per year for five years based upon available government funding. In addition to domestic sales, M1 tanks are being sold through the U.S. government to various foreign governments. Land Systems provides training in operation and maintenance and other logistic support on international sales.

         Certain components of the M1 series tank, such as the engine and the transmission and final drive, are produced by other firms. Land Systems has bid and is currently bidding on other armored vehicle and related programs for the U.S. government in competition primarily with the United Defense Limited Partnership, a partnership between FMC Corporation and Harsco Corporation. The current international market is characterized by intense competition for a limited number of business opportunities. The company, in cooperation with the U.S. government, has been successful in competitive bids for production contracts and related logistic support with Egypt, Saudi Arabia, Kuwait and Korea, but was unsuccessful on similar bids with the United Arab Emirates and Sweden.

         Tank production is performed at a 1.6 million square foot plant on 369 acres in Lima, Ohio, and machining operations are performed at a 1.1 million square foot plant on 145 acres in Warren (Detroit), Michigan. Each is owned by the U.S. government and operated by Land Systems under a facilities contract. The Warren plant is on the government base closure list, and therefore machining operations currently at the plant will be located to other facilities. In support of these plants, Land Systems leases property in Scranton, Pennsylvania, and owns or leases property in a few locations in the Detroit area.

         The company, teamed with Tadiran Ltd. of Israel, was selected during 1988 as the second-source producer of the Single Channel Ground and Airborne Radio System (SINCGARS). The company won 40% and 45% shares of the first two competitive bids under the SINCGARS program with ITT Industries, Inc. in 1994 and 1995, respectively. The company is currently competing for the third competitive bid with award expected in early 1996. The company leases space in Tallahassee, Florida, to support SINCGARS production and electronics engineering.

         The company recently announced an agreement to purchase the assets of Teledyne Vehicle Systems (TVS) for $55 million, and expects to complete the acquisition in early 1996. The acquisition will increase Land Systems' share of the U.S. Army's $16 billion Crusader Advanced Field Artillery System program to more than 25%. TVS specializes in combat vehicles as well as mobility systems, suspension technology and diesel engines for armored vehicle markets world wide. These activities are performed at the 1.0 million square foot facility owned by TVS and located on 438 acres in Muskegon, Michigan. TVS also leases a 50,000 square foot building for their engineering technical center and prototype assembly efforts.

OTHER

         Freeman Energy mines coal, the majority of which is sold in the spot market or under short-term contracts to a variety of customers. Approximately 20% of Freeman Energy's coal production is sold under a long-term contract to a midwestern utility. The contract provides price adjustments for changes in certain costs of production. Freeman Energy operates three underground mines and one surface mine in Illinois, along with one surface mine in Kentucky.
Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output. Total production from Freeman Energy's mines was approximately 5 million tons in each of the last three years. In addition, Freeman Energy owns or leases rights to over 600 million tons of coal reserves in Illinois and Kentucky. Due to the commodity nature of the company's coal operations, the primary factors affecting competition are price and geographic service area.

         The 1990 Clean Air Act requires, among other things, a phased reduction in sulfur dioxide emissions by coal burning facilities over the next few years. Virtually all of the coal in Freeman Energy's Illinois basin mines has medium or high sulfur content. Freeman Energy's long-term contract customer has pollution control devices which allow for utilization of Freeman Energy's coal under the new regulations. Freeman Energy has targeted customers with clean coal technology to mitigate the impact of regulations in the near term. The long-term impact of the Clean Air Act is not known.

         Patriots are financing subsidiaries which lease liquefied natural gas tankers to a nonrelated company.

DISCONTINUED OPERATIONS

         Since 1991, the company has sold its Tactical Military Aircraft, Missile Systems, General Aviation, and Space Launch Systems businesses. The remaining discontinued operations at December 31, 1995, are as follows:

         The company's Convair Division was the sole-source producer of fuselages for the McDonnell Douglas Corporation (McDonnell Douglas) MD-11 wide body tri-jet aircraft. During 1994, the company signed an agreement to transfer production of fuselages to McDonnell Douglas with the delivery of the 166th shipset in early 1996. The Convair Division ceased operations after completion of its obligations under this agreement.

         Material Service Corporation is engaged in the mining and sale of aggregates (e.g. stone, sand and gravel) for use in the construction of highways and other infrastructure projects, and for commercial and residential building construction primarily in northern and central Illinois.


REAL ESTATE HELD FOR DEVELOPMENT

         As part of the sale of businesses, certain related properties were retained by the company. These properties have been segregated on the Consolidated Balance Sheet as real estate held for development. The company has retained outside experts to support the development of plans which are intended to maximize the market value of these properties. These properties include 232 acres in Kearny Mesa and 2,420 acres in Sycamore Canyon, both of which are in San Diego, California; and 363 acres in Rancho Cucamonga, California. Most of this property is undeveloped. The company owns 3.0 million square feet of building space on the aforementioned properties, a significant portion of which will be demolished due to economic and market considerations.

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

                                                                    Year Ended December 31
                                                           ---------------------------------------
                                                              1995           1994           1993
                                                            --------      ---------      ---------
                 Domestic                                   $  2,422      $   2,190      $   2,202
                 FMS                                             476            690            801
                                                            --------      ---------        -------
                     Total U.S. government                  $  2,898      $   2,880      $   3,003
                                                            ========      =========      =========
                 Percent of net sales                             94%            94%            94%

         All U.S. government contracts are terminable at the convenience of the U.S. government, as well as for default. Under contracts terminable at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminated for default generally provide that the U.S. government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In 1991, the U.S. Navy terminated the company's A-12 aircraft contract for default; in December 1995 the U.S. Court of Federal Claims issued an order converting the termination for default to a termination for convenience. For further discussion, see Note P to the Consolidated Financial Statements on page 33 of the 1995 Shareholder Report, filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

         Companies engaged in supplying goods and services to the U.S. government are dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in U.S. government policies resulting from various military and political developments. U.S. government defense contracts typically involve long lead times for design and development, and are subject to significant changes in contract scheduling. Often the contracts call for successful design and production of very complex and technologically advanced items.

Foreign Sales and Operations

         The major portion of sales and operating earnings of the company for the past three years was derived from operations in the United States.
Although the company purchases supplies from and subcontracts with foreign companies, it has no substantial operations in foreign countries. The majority of foreign sales are made as FMS through the U.S. government, but certain direct foreign sales are made of components and support services. Direct foreign sales were $29 million, $32 million and $35 million in 1995, 1994 and 1993, respectively.

Supplies

         Many items of equipment and components used in the production of the company's products are purchased from other manufacturers. The company is dependent upon suppliers and subcontractors for a large number of components and the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules. In some cases the company is dependent on one or a few sources, either because of the specialized nature of a particular item or because of domestic preference requirements pursuant to which it operates on a given project.

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

Research and Development

         Research and development activities in the Marine Group and Armored Vehicles segments are conducted principally under U.S. government contracts. These research efforts are generally either concerned with developing products for large systems development programs or performing work under research and development technology contracts. In addition, the defense businesses engage in independent research and development, of which a significant portion is recovered through overhead charges to U.S. government contracts.

         The table below details expenditures for research and development (excluding discontinued operations; dollars in millions):

                                                                    Year Ended December 31
                                                           --------------------------------------
                                                              1995           1994          1993
                                                            --------      ---------      --------
                 Company-sponsored                        $       25      $      30      $     33
                 Customer-sponsored                              178            246           142
                                                          ----------      ---------      --------
                                                          $      203      $     276      $    175
                                                          ==========      =========      ========

Backlog

         The information on the dollar amounts of backlog orders is included under the caption entitled "Backlog" on page 20 of the 1995 Shareholder Report, filed as Exhibit 13 to this Annual Report on Form 10-K, and is incorporated herein by reference.

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

         Additional information relating to the impact of environmental controls is included under the caption "Environmental" in Note O to the Consolidated Financial Statements on page 33 of the 1995 Shareholder Report, filed as Exhibit 13 to this Annual Report on Form 10-K, and is incorporated herein by reference.

Patents

         Numerous patents and patent applications are owned by the company and utilized in its development activities and manufacturing operations. In many cases, however, the U.S. government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the government may use or authorize others to use the inventions covered by the patents. Pursuant to similar arrangements, the government may consent to the company's use of inventions
covered by patents.   While in the aggregate its patents and licenses are
considered important in the operation of the company's business, engineering, production skills and experience are more important to the company than its patents or licenses.

Employees

         At the end of 1995, the company had approximately 27,700 employees, of whom approximately 60% were covered by collective bargaining agreements with various unions, the most significant of which are the International Association of Machinists and Aerospace Workers, the Industrial Union of Marine and Shipbuilding Workers of America, the Metal Trades Council of New London, Connecticut, the United Auto Workers Union, the Office and Professional Employees International Union and the United Mine Workers of America. During 1996, several collective bargaining agreements, which cover approximately 15% of the union represented work force, are scheduled to expire and are subject to negotiations with the respective unions.

ITEM 2.        PROPERTIES

         The information required for this item is included in Item 1 of this report.


ITEM 3.        LEGAL PROCEEDINGS

         The information under the captions "Litigation" and "Environmental" in Note O and the information in Note P to the Consolidated Financial Statements appearing on pages 32 and 33 of the 1995 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the company's security holders during the fourth quarter of the year ended December 31, 1995.


SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

         The name, age, offices and positions held for the last five years of the company's executive officers who are not directors are as follows:

                                                                                                   AGE AT
                                                                                                 DECEMBER 31
                                         NAME, POSITION AND OFFICE                                  1995
                                         -------------------------                            ---------------
David D. Baier -- Vice President Taxes since August 1995; Staff Vice President Taxes
    March 1994 -- August 1995; Corporate Tax Counsel and Director of Planning
    and Litigation September 1991 -- March 1994;  Assistant Tax Counsel
    July 1989 -- September 1991                                                                      41

G. Kent Bankus -- Vice President Government Relations since April 1993; Staff Vice President
    Aerospace Programs and Field Offices July 1991 -- April 1993; Corporate Director for
    Special Projects January 1989 -- July 1991                                                       53

Edward C. Bruntrager -- Vice President and General Counsel since March 1994; Assistant General
    Counsel January 1987 -- March 1994                                                               48

Allan C. Cameron --  Vice President of the company and President of the company's
    Bath Iron Works Division since March 1996; Executive Vice President and Chief Operating
    Officer of Bath Iron Works July 1994 -- March 1996; Facility Manager of the company's
    Electric Boat Division May 1993 -- June 1994; Director of Operations of the company's
    Electric Boat Division January 1989 -- May 1993                                                  49

David H. Fogg -- Staff Vice President and Treasurer since November 1994; Staff Vice President and Assistant Treasurer May 1994 -- November 1994; Corporate Director of Finance and
    Assistant Treasurer January 1994 -- May 1994; Corporate Director of Risk Management
    November 1991 -- January 1994; Assistant Treasurer of Uniroyal Goodrich Tire Company
    August 1986 -- November 1991                                                                     40

Paul A. Hesse  -- Vice President Communications and Secretary since February 1996; Vice President
    Communications May 1991 -- February 1996; President and Chief Operating Officer
    of Dix & Eaton 1988 -- 1991                                                                      54

Michael J. Mancuso -- Vice President and Chief Financial Officer since November 1994; Vice
    President and Controller May 1994 -- November 1994; Division Vice President and Chief
    Financial Officer of the company's Land Systems Division September 1993 -- May 1994;
    Vice President and Controller - Commercial Engine Business, Pratt & Whitney, United
    Technologies Corporation (UTC) July 1992 -- September 1993; Vice President - Finance
    and Administration, Hamilton Standard, UTC August 1989 -- July 1992                              53

                                                                                                   AGE AT
                                                                                                 DECEMBER 31
                                        NAME, POSITION AND OFFICE                                    1995
                                        -------------------------                                 ----------
Daniel P. Schmutte --  Vice President Operations since August 1995; Staff Vice President and
    Assistant to the President/Chief Executive Officer June 1993 -- August 1995; Assistant to
    the President December 1990 -- June 1993                                                         45

John W. Schwartz -- Staff Vice President and Controller since November 1994; Corporate Director of Accounting July 1992 -- November 1994; Vice President- Corporate Accounting of MNC
    Financial, Inc. February 1988 -- June 1992                                                       39

Henry J. Sechler -- Vice President International Business Development since August 1991;
    Staff Vice President International Business Development October 1985 -- August 1991              63

Roger E. Tetrault --Senior Vice President of the company and President of the company's
    Land Systems Division since August 1995; Vice President of the company and
    President of the company's Land Systems Division April 1993 -- August 1995;
    Vice President of the company and President of the company's Electric Boat Division
    August 1992 -- April 1993; Vice President of the company and General Manager of the company's Electric Boat Division August 1991 -- August 1992; Vice President and Group
    Executive of Babcock and Wilcox 1990 -- 1991                                                     54

James E. Turner, Jr. -- Executive Vice President of the company's Marine Group since
    October 1995; Executive Vice President of the company and President of the company's
    Electric Boat Division  April 1993 -- October 1995; Executive Vice President of the
    company's Marine, Land Systems and Services Group February 1991 -- April 1993;
    Vice President of the company and General Manager of the company's
    Electric Boat Division September 1988 -- February 1991                                           61

Arthur J. Veitch --  Vice President of the company and Senior Operating Officer of the company's Land Systems Division since August 1995; Division Vice President and General
    Manager of the company's Convair Division August 1992 -- August 1995; Division Vice
    President and Program Director - Aircraft Programs of the company's Convair Division
    May 1991 -- August 1992; Division Vice President Contracts and Estimating of the
    company's Convair Division December 1982 -- May 1991                                             49

John K. Welch --  Vice President of the company and President of the company's Electric
    Boat Division since October 1995; Division Vice President Programs and Planning of
    the company's Electric Boat Division April 1994 -- October 1995; Division Vice
    President Program Management and Development of the company's Electric Boat Division
    June 1989 -- April 1994                                                                          45

W. Peter Wylie --  Vice President Human Resources and Administration since August 1995;
    Group Vice President - Hughes Missile Systems Company August 1992 -- January 1995;
    Division Vice President Human Resources of the company's Missiles and Electronics
    Group May 1991 -- August 1992; Division Vice President Human Resources of the
    company's Air Defense Systems Division August 1989 -- May 1991                                   56

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

                                    PART II

ITEM 5.        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

         The company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

         The high and low market price of the company's common stock and the cash dividends declared for each quarterly period during the two most recent fiscal years are included in Note T to the Consolidated Financial Statements appearing on page 36 of the 1995 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, and are incorporated herein by reference.

         There were 22,930 common shareholders of record of the company's common stock at December 31, 1995.


ITEM 6.        SELECTED FINANCIAL DATA

         The information appearing on page 38 of the 1995 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing on pages 18 through 22 of the 1995 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information appearing on pages 23 through 38 of the 1995 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.
                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be set forth herein, except for a list of the executive officers other than directors that is provided in Part I of this report, is included under the caption entitled "Election of Directors" in the company's definitive Proxy Statement which is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

         The information required to be set forth herein is included under the captions entitled "Board of Directors and Board Committees" and "Executive Compensation" in the company's definitive Proxy Statement which is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required to be set forth herein is included under the captions entitled "Election of Directors" and "Principal Shareholders" in the company's definitive Proxy Statement which is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be set forth herein is included under the captions entitled "Employment Agreements and Other Agreements" and "Transactions Involving Directors and Others" in the company's definitive Proxy Statement which is incorporated herein by reference.


                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

         The Report of Independent Public Accountants and Consolidated Financial Statements appearing in the 1995 Shareholder Report on the pages listed in the following index are included in this Annual Report on Form 10-K as Exhibit 13, and are incorporated herein by reference.

                                                                                                  Page of
                                                                                                 Shareholder
                                                                                                   Report
                                                                                                ------------
                Report of Independent Public Accountants                                             37

                Consolidated Financial Statements:

                     Consolidated Statement of Earnings                                              23

                     Consolidated Balance Sheet                                                      24

                     Consolidated Statement of Cash Flows                                            25

                     Consolidated Statement of Shareholders' Equity                                  26

                     Notes to Consolidated Financial Statements (A to T)                             27 -  36


             2.  Financial Statement Schedules

         No schedules are submitted because they are either not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

             3.  Exhibits--See Index on pages 11 and 12.

         (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of 1995.

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


                                        GENERAL DYNAMICS CORPORATION

                                        By:  /s/ John W. Schwartz
                                             --------------------
                                             John W. Schwartz
                                             Staff Vice President and Controller

March 21, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 1996, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the Directors.

/s/James R. Mellor                   Chief Executive Officer and Director
------------------                   (Principal Executive Officer)
James R. Mellor

/s/ Michael J. Mancuso               Vice President and Chief Financial Officer
----------------------               (Principal Financial Officer)
Michael J. Mancuso

/s/ John W. Schwartz                 Staff Vice President and Controller
--------------------                 (Principal Accounting Officer)
John W. Schwartz

               *                     Director
-----------------------
Frank C. Carlucci

               *                     Director
-----------------------
Nicholas D. Chabraja

               *                     Director
-----------------------
James S. Crown

               *                     Director
-----------------------
Lester Crown

               *                     Director
-----------------------
Charles H. Goodman

              *                      Director
-----------------------
Gordon R. Sullivan

              *                      Director
------------------------
Carlisle A. H. Trost

*By Paul A. Hesse pursuant to Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.


                                     /s/ Paul A. Hesse
                                     -----------------
                                     Paul A. Hesse
                                     Secretary

                               INDEX TO EXHIBITS

Note           Exhibit
Number         Number                                        Description
------         ------                                        -----------
   (7)           3-1A         --Restated Certificate of Incorporation, effective May 21, 1991
  (10)           3-2B         --Bylaws as amended effective May 4, 1994
                 4            --Letter re agreement to furnish copy of indenture
   (1)          10-1A         --Amendment of Mining Leases between American National Bank and Trust of Chicago, Trustee, and La Salle National Bank, Trustee, to Freeman Coal Mining
                                Corporation, dated January 1, 1960
   (1)          10-1B         --Amendatory Agreement between Freeman United Coal Mining Company and American
                                National Bank and Trust Company, as Trustee, and La Salle National Bank, as Trustee,
                                dated January 1, 1975
   (4)          10-6A         --General Dynamics Corporation Incentive Compensation Plan adopted February 3, 1988, approved by the shareholders on May 4, 1988
   (6)          10-6B         --General Dynamics Corporation Incentive Compensation Plan (as amended), approved by shareholders on May 1, 1991
   (3)          10-7C-2       --Facilities Contract DAAE07-83-E-A001 dated August 29, 1983, and
                                1984 modifications between the company's General Dynamics Land
                                Systems Inc. subsidiary and the United States relating to government-
                                owned equipment at Sterling Heights, Michigan
   (2)          10-7D         --Facilities Contract DAAE07-83-E-A007 dated January 29, 1983, between the company's General Dynamics Land Systems Inc. subsidiary and the
                                United States relating to government-owned equipment at the Scranton
                                Defense Plant, Eynon, Pennsylvania
   (6)          10-7E         --Facilities Contract DAAE07-90-E-A001 dated June 24, 1990, between the company's
                                General Dynamics Land Systems Inc. subsidiary and the United States relating to government-owned facilities and equipment at the Lima Army Tank Plant, Lima, Ohio
   (6)          10-7F         --Facilities Contract DAAE07-91-E-A002 dated December 21, 1990, between the company's
                                General Dynamics Land Systems Inc. subsidiary and the United States relating to government-owned facilities and equipment at the Detroit Arsenal Tank Plant, Warren, Michigan
  (10)          10-8B         --General Dynamics Corporation Retirement Plan for Directors adopted March 6, 1986, as amended May 5, 1993
   (5)          10-13         --Indenture of Lease dated January 1, 1986, by and between State of Rhode Island and
                                Providence Plantations and Rhode Island Port Authority and Economic Development
                                Corporation and the company
   (5)          10-14         --Lease Agreement dated November 28, 1978, as amended January 15, 1989, between
                                Rhode Island Port Authority and Economic Development Corporation and the company
   (8)          10-18         --Employment Agreement between the company and James R. Mellor dated as of
                                March 17, 1993
                10-18A        --Amendment to employment agreement between the company and James R. Mellor dated as of
                                October 3, 1995
   (8)          10-22         --Form of Agreement entered into in 1993 between the company and Corporate Officers who were being retained in employment with the company
   (9)          10-23         --Employment agreement between the company and Nicholas D. Chabraja, dated
                                February 3, 1993, as amended December 22, 1993
  (11)          10-24         --Asset Purchase Agreement, dated August 17, 1995, between the company and Bath Iron Works
                                Corporation
                10-25         --Lease Agreement dated January 14, 1982, between the company's Bath Iron Works Corp.
                                subsidiary and the City of Portland, Maine, relating to pier facilities in the Portland, Maine harbor
                10-26         --Lease Agreement dated January 14, 1982, between the company's Bath Iron Works Corp.
                                subsidiary and the State of Maine, relating to a dry dock facility in the Portland,
                                Maine harbor

Note           Exhibit
Number         Number                                        Description
------         ------                                        -----------
               10-27          --Form of Employment Agreement pertaining to change of control entered into between the company and key executives
               11             --Statement re computation of per share earnings
               13             --1995 Shareholder Report (pages 18-38)
               21             --Subsidiaries
               23             --Consent of Independent Public Accountants
               24             --Power of Attorney of the Board of Directors
               27             --Financial Data Schedule

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

(10) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1994, and filed with the Commission March 9, 1995, and incorporated herein by reference.

(11) Filed as an exhibit to the company's current report on Form 8-K filed with the Commission September 28, 1995, and incorporated herein by reference.