Form 10-Q
period 1996-03-31
GENERAL DYNAMICS CORP
filed 1996-05-13
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-Q

           (Mark One)
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

                                  OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 1-3671

                     GENERAL DYNAMICS CORPORATION
        (Exact name of registrant as specified in its charter)


              Delaware                    13-1673581
    (State or other jurisdiction       (I.R.S. Employer
          of incorporation           Identification No.)
          or organization)



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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $1 par value - April 28, 1996  63,155,674

PAGE
                     GENERAL DYNAMICS CORPORATION

                                INDEX



PART I -  FINANCIAL INFORMATION                              PAGE

Item 1 -    Consolidated Financial Statements

            Consolidated Balance Sheet                        2

            Consolidated Statement of Earnings                3

            Consolidated Statement of Cash Flows              4

            Notes to Unaudited Consolidated
            Financial Statements                              5

Item 2 -    Management's Discussion and Analysis             10

PART II - OTHER INFORMATION

Item 1 -    Legal Proceedings                                15

Item 6 -    Exhibits and Reports on Form 8-K                 15

SIGNATURE                                                    16


PAGE

                                PART I
                     GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED BALANCE SHEET

                             (UNAUDITED)

                        (Dollars in millions)

                                                March 31   December 31
ASSETS                                            1996       1995

CURRENT ASSETS:
Cash and equivalents                            $   205     $  215
Marketable securities                               825        880
                                                  1,030      1,095
Accounts receivable                                 148        105
Contracts in process                                561        567
Other current assets                                360        246
Total Current Assets                              2,099      2,013

NONCURRENT ASSETS:
Leases receivable - finance operations              214        213
Real estate held for development                    139        136
Property, plant and equipment, net                  400        398
Other assets                                        370        404
Total Noncurrent Assets                           1,123      1,151
                                                $ 3,222     $3,164

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                $    89     $  130
Other current liabilities                           780        729
Total Current Liabilities                           869        859

NONCURRENT LIABILITIES:
Long-term debt                                       38         38
Long-term debt - finance operations                 132        132
Other liabilities                                   582        568
Commitments and contingencies (See Note G)
Total Noncurrent Liabilities                        752        738

SHAREHOLDERS' EQUITY:
Common stock, including surplus
  (shares issued 84,387,336)                        102         98
Retained earnings                                 2,126      2,087
Treasury stock (shares held 1996,
  21,200,008; 1995, 21,141,961)                   (630)      (625)
Unrealized gain on investments                        3          7
Total Shareholders' Equity                        1,601      1,567
                                                $ 3,222     $3,164


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

PAGE

                     GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)


                                                   Three Months Ended
                                                  March 31   April 2
                                                   1996       1995

NET SALES                                       $   893     $  753

OPERATING COSTS AND EXPENSES                        810        674

OPERATING EARNINGS                                   83         79

Interest, net                                        13         13
Other income, net                                     2          -

EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                               98         92

Provision for income taxes                           33         32

EARNINGS FROM CONTINUING OPERATIONS                  65         60

EARNINGS FROM DISCONTINUED OPERATIONS,
   NET OF INCOME TAXES                                -          -

NET EARNINGS                                    $    65     $   60

NET EARNINGS PER SHARE:

Continuing Operations                           $  1.03     $  .95
Discontinued Operations                               -          -
                                                $  1.03     $  .95

WEIGHTED AVERAGE SHARES
   OUTSTANDING (in millions)                       63.2       63.0

DIVIDENDS PER SHARE                             $   .41     $ .375

SUPPLEMENTAL INFORMATION:
   General and administrative expenses included
     in operating costs and expenses             $    56     $   52



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

PAGE

                     GENERAL DYNAMICS CORPORATION

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                             (UNAUDITED)

                        (Dollars in millions)

                                                Three Months Ended
                                                 March 31  April 2
                                                   1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                     $   65     $   60
Adjustments to reconcile net earnings to net
  cash provided by continuing operations -
Depreciation, depletion and amortization             13          8
Decrease (Increase) in -
  Marketable securities                              55        128
  Accounts receivable                              (33)       (39)
  Contracts in process                               18        (8)
  Leases receivable - finance operations              1          1
  Other current assets                                3          6
Increase (Decrease) in -
  Accounts payable and other current liabilities   (53)       (29)
  Current income taxes                               78          2
  Deferred income taxes                            (43)         30
Other, net                                         (18)          2
Net cash provided by continuing operations           86        161
Net cash provided (used) by
  discontinued operations                           (9)         11
Net Cash Provided by Operating Activities            77        172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Teledyne Vehicle Systems               (55)          -
Proceeds from sale of investments and
  other assets                                        2          3
Capital expenditures                               (10)        (5)
Net Cash Used by Investing Activities              (63)        (2)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt -
  finance operations                                150          -
Repayment of debt - finance operations            (146)          -
Dividends paid                                     (23)       (22)
Other                                               (5)          1
Net Cash Used by Financing Activities              (24)       (21)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS    (10)        149
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD         215        382
CASH AND EQUIVALENTS AT END OF PERIOD            $  205     $  531

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash payments for interest                       $    4     $    2

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

PAGE

                     GENERAL DYNAMICS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)

(A)  Basis of Preparation

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1995.

     The company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," as of January 1, 1996. SFAS 121 requires a company to adjust the carrying value of long-lived assets and certain identifiable intangibles if their value is determined to be impaired as defined by the standard. The adoption of the standard did not have a material impact on the company's results of operations or financial condition.

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages companies to adopt a fair value approach to valuing stock options which would require a charge to earnings in the period the options are granted. The company has elected, as permitted by the standard, to continue to follow its current method of accounting for stock options which has no impact on earnings.

     In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three month periods ended March 31, 1996 and April 2, 1995.

(B)  Acquisitions

     Effective September 13, 1995, the company purchased the stock of Bath Iron Works Corporation for approximately $300 in cash. In December 1995, the company received a purchase price adjustment of $8 in accordance with the terms of the purchase agreement. This transaction has been accounted for under the purchase method of accounting. Operating results of Bath Iron Works have been included with those of the company from the closing date. Had the acquisition been completed as of January 1, 1995, net sales, earnings from continuing operations and net earnings per share from continuing operations on a pro forma basis would have been $996, $65 and $1.03 per share, respectively, for the three month period ending April 2, 1995.

     Effective March 29, 1996, the company purchased the assets of Teledyne Vehicle Systems (TVS), an operating unit of Teledyne Inc., for approximately $55 in cash. TVS specializes in combat vehicles as well as mobility systems, suspension technology, and diesel engines for armored vehicle markets worldwide. The transaction has been accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net tangible assets acquired of approximately $40 has been recorded as intangible assets related to the TVS product lines, and is being amortized on a straight line basis over an average period of approximately 25 years. This allocation was based on preliminary estimates and may be revised at a later date. The results of TVS will be included with those of the company beginning in the second quarter. Pro forma results for the first quarter are not presented because the effects of the acquisition are not material to the company's results of operations.

(C)  Liabilities

     A summary of significant liabilities, by balance sheet caption, follows:

                                        March 31         December 31
                                          1996               1995
Workers' compensation                  $   233            $   233
Retirement benefits                        188                199
Income taxes payable                        80                 10
Salaries and wages                          73                 74
A-12 termination liability
  and legal fees                            38                 38
Other                                      168                175
     Other Current Liabilities         $   780            $   729

Accrued costs on disposed businesses   $   286            $   274
Coal mining related liabilities             74                 69
Other                                      222                225
     Other Liabilities                 $   582            $   568


(D)  Deferred Tax Asset

     The company had a net deferred tax asset of $252 and $209 at March 31, 1996 and December 31, 1995, the current portion of which was $231 and $120, respectively, and was included in other current assets on the Consolidated Balance Sheet. No valuation allowance was required for the company's deferred tax assets at March 31, 1996 and December 31, 1995.

(E)  Earnings Per Share

     As there is no material dilution, net earnings per share is based upon the weighted average number of common shares outstanding during each period. Prior period amounts have been restated to present simple earnings per share. The weighted average shares were 63.2 and
63.0 for the three months ended March 31, 1996 and April 2, 1995, respectively.

(F)  Discontinued Operations

     Net sales of discontinued operations were $28 and $90 for the first quarter of 1996 and 1995, respectively. There were no earnings
(loss) from discontinued operations in the first quarter of 1996 or 1995. During the first quarter of 1996, the company's Commercial Aircraft Subcontracting business ceased operations after the delivery of its final shipset.

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

     Certain issues related to the Internal Revenue Service (IRS) audit of the company's consolidated federal income tax returns for the years 1977 through 1986 were not resolved at the administrative level. Accordingly, in July 1994, the company received a Statutory Notice of Deficiency from the IRS which the company is contesting in the U.S. Tax Court. The company has accrued an amount which is expected to be adequate to cover any liability arising from this matter. Also, as part of the Tax Court litigation, the company is contesting the disallowance by the IRS of its refund claim for additional research and experimentation tax credits for the years 1981 through 1986. The company's position is that it is entitled to a tax credit for certain research performed pursuant to fixed price government contracts. The company believes that its position has been strengthened by the recent decision in Fairchild Industries v. United States, which held for the taxpayer on this issue. The resolution of the Tax Court litigation is expected to take several years.

     On July 14, 1995, General Dynamics Corporation was served with a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics and Lloyd Thompson, seeking a declaratory judgment and rescission of certain excess loss insurance contracts covering the company's self-insured workers' compensation program at its Electric Boat division for the period July 1, 1988 to June 30, 1992. The insurance contracts cover losses of up to $30 million in excess of a $40 million point in each of the four policy years. The named plaintiff, Paul Hunt, is an individual suing on behalf of himself and other individuals who are members of the Lloyd's of London syndicates and other British insurers who have underwritten the risk. A similar lawsuit, Bath Iron Works v. Institute of London Underwriters, was recently settled with the insurers. The company does not expect that these matters will have a material impact on the company's financial condition or results of operations.

     The company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The company believes its liabilities in these proceedings, in the aggregate, are not material to the company's financial condition or results of operations.
Environmental

     The company is directly or indirectly involved in fourteen Superfund sites in which the company, along with other major U.S. corporations, has been designated a potentially responsible party
(PRP) by the U.S. Environmental Protection Agency or a state environmental agency with respect to past shipments of hazardous waste to sites now requiring environmental cleanup. Based on a site by site analysis of the estimated quantity of waste contributed by the company relative to the estimated total quantity of waste, the company believes it is a small contributor and its liability at any individual site is not material. The company is also involved in the cleanup and remediation of various conditions at sites it currently or formerly owned or operated.

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

Other

     The company was contingently liable for debt and lease guarantees and other arrangements aggregating up to a maximum of approximately $85 at March 31, 1996 and December 31, 1995, respectively. During the first quarter, a nonaffiliate for whom the company has guaranteed debt of approximately $40 disclosed that it anticipated not being in compliance with loan covenants. As a result, the company is subject to increased risk of this guaranteed debt being declared in default. This nonaffiliate is currently negotiating new debt arrangements, though, to date, the company is not aware that any such new arrangement has been reached. In the event of default and the company satisfying its obligation under the guarantee, the company would have a security interest in the assets of the nonaffiliate. The company believes that it is adequately accrued for any liability it may incur in connection with this guaranteed debt.

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

(H)  Termination of A-12 Program

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

     The contractors filed a complaint on June 7, 1991, in the U.S. Court of Federal Claims contesting the default termination. The suit, in effect, seeks to convert the termination for default to a termination for convenience of the U.S. government and seeks other legal and equitable relief. In the aggregate, the contractors seek to recover payment for all costs incurred in the A-12 program and its termination, including interest. The total amount sought, as updated through the end of 1995, is approximately $2.2 billion, over and above amounts previously received from the U.S. Navy. The company has not recognized any claim revenue from the U.S. Navy.

     A trial on Count XVII of the complaint, which relates to the propriety of the termination for default, was concluded in October 1993. In December 1994, the court issued an order vacating the termination for default. On December 19, 1995, following a trial on issues the U.S. government raised with respect to the contractors' performance and the U.S. Navy's knowledge thereof, the court issued an order converting the termination for default to a termination of convenience. The court has set November 1996 as the date for the trial on damages.

     The company has fully reserved the contracts in process balance associated with the A-12 program and has accrued the company's estimated termination liabilities, and the liability associated with
pursuing the litigation through trial.   In the unlikely event that
the court's decision converting the termination to a termination for convenience is reversed, and the contractors are ultimately found to be in default of the A-12 contract and are required to repay all unliquidated progress payments, additional losses of approximately $675, plus interest, may be recognized by the company. This result is considered remote.

PAGE

                     GENERAL DYNAMICS CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            March 31, 1996

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

   In response to this changing business environment, management initiated a program requiring its major businesses to be market leaders and to have "critical mass" - the appropriate size to retain key capabilities and ensure economies of scale, and sought to meet these criteria through mergers, acquisitions, or sales of businesses if necessary. In following this strategy, the company sold in prior years its Tactical Military Aircraft, Missile Systems and Space Launch Systems businesses. In 1995, the company acquired Bath Iron Works, a builder of surface combatant ships for the U.S. Navy. Effective March 29, 1996, the company purchased the assets of Teledyne Vehicle Systems
(TVS), an operating unit of Teledyne Inc., for $55 in cash. TVS specializes in combat vehicles as well as mobility systems, suspension technology, and diesel engines for armored vehicle markets world-wide. The acquisition brings the company's share of the U.S. Army's Crusader Advanced Field Artillery System (Crusader) program to more than 25 percent. TVS is also a subcontractor on the company's candidate for the U.S. Marine Corps' Advanced Amphibious Assault Vehicle (AAAV) development program. The operating results of TVS will be reported in the company's Armored Vehicles segment beginning in the second quarter.

Legislative Developments

   Marine Group. For fiscal year 1997 (FY97), the President's budget submission included $700 million of the remaining $800 million funding required for the third Seawolf, and funding for the continued design and long-lead materials for construction of the first ship of the New Attack Submarine (NSSN) program. Construction of the third Seawolf provides the level of activity necessary to maintain operation of all Electric Boat's facilities until the NSSN program begins in 1998. Current Department of Defense (DoD) plans call for a total of 30 ships in the NSSN program. Congressional directives require that the first four NSSNs be equally allocated between Electric Boat and its competitor, with competition on subsequent ships to begin in 2003. Also in FY97, the President is requesting funding to complete a two year procurement of six DDG 51 destroyers, three of which would be allocated to the company. Finally, the President's FY97 budget includes advance funding for the Navy's new arsenal ship, which represents the potential for additional ship construction for Bath Iron Works. Funding was previously obtained for the design and construction of the lead ship in the LPD 17 class amphibious assault ship program which is to be awarded in 1996. Bath Iron Works is teamed with other major contractors competing for the LPD 17, which the Navy anticipates to be a 12-ship program.

   Armored Vehicles. The U.S. Army has begun a program to upgrade over 1,000 of its M1 Abrams tanks to the M1A2 configuration by the year 2003. In fiscal year 1996, Congress approved the authority to enter into a multi-year contract under this program. For FY97, the President is requesting funding for the multi-year contract, which the company is currently negotiating. This multi-year contract should stabilize domestic tank production and provide the foundation for further international opportunities. Funding has also been requested for four armored vehicle programs in which the company is participating. The first is a four-year program to upgrade Fox Nuclear, Biological and Chemical Reconnaissance System vehicles. The second is the Heavy Assault Bridge which is currently under development and is expected to enter production late in this decade. In addition, the company teamed with two other contractors on the Crusader development contract which could lead to a production program worth as much as $13 billion. Finally, the company is competing for the AAAV development contract which is expected to be awarded in mid-1996 and followed by a multibillion dollar production program in the next decade. Additional funding was also approved for the FY97 Single Channel Ground and Airborne Radio System (SINCGARS) procurement which the Army plans to dual source. The company was recently awarded a contract for 40% of the third competitive SINCGARS production bid.

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

Backlog

   The following table shows the approximate backlog of the company as calculated at March 31, 1996 and December 31, 1995:

                                        March 31         December 31
                                         1996               1995
Marine Group                           $ 3,402            $ 3,671
Armored Vehicles                           807                959
Other                                      573                597

     Funded Backlog                    $ 4,782            $ 5,227

     Total Backlog                     $ 6,969            $ 7,386

   Funded backlog represents the total estimated remaining sales value of work that has been appropriated by Congress, and contracted and funded by the procuring agency. Funded backlog also includes amounts for long-term coal contracts. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming.

   In January 1996, the company agreed to the initial terms of a nine-year, $1.5 billion contract to be the lead design yard of the NSSN, and is currently negotiating the contracts for the construction of the third Seawolf and the upgrade of M1 tanks. While this new business has been appropriated by Congress, it has not yet been formally contracted and, therefore, not reflected in the backlog data reported above.


Results of Operations

     The following table sets forth the net sales and operating earnings by business segment for the three month periods ending March 31, 1996 and April 2, 1995:

                               Three Month Period   Increase/
                               1996     1995       (Decrease)
NET SALES:
Marine Group                 $ 614    $ 439         $  175
Armored Vehicles               246      278           (32)
Other                           33       36            (3)
                             $ 893    $ 753         $  140

OPERATING EARNINGS:
Marine Group                 $  54    $  49         $    5
Armored Vehicles                33       36            (3)
Other                          (4)      (6)              2
                             $  83    $  79         $    4
Marine Group

     Net sales and operating earnings increased during the three month period due primarily to the acquisition of Bath Iron Works. For a discussion of the accounting for this transaction and related information, see Note B to the Consolidated Financial Statements. The operating results of Bath Iron Works have been included with those of the company from the closing date, September 13, 1995. Excluding the results of Bath Iron Works, net sales and operating earnings decreased over 5 percent due to lower construction activity on the Trident and Los Angeles class submarine programs. The decline in construction activity was partially offset by increased engineering and design work on the NSSN, and by the increase in the earnings rate on the Trident program in the second quarter of 1995.

Armored Vehicles

     Net sales and operating earnings decreased during the three month period due primarily to decreased M1 tank production resulting from the delivery of the final M1A2 tank to Kuwait in the first quarter of 1996. This decrease was partially offset by increased SINCGARS production.

New Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," in March 1995 and No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS 121 requires a company to adjust the carrying value of long-lived assets and certain identifiable intangibles if their value is determined to be impaired as defined by the standard. The company adopted the provisions of SFAS 121 as of January 1, 1996, which had no material impact on the company's results of operations or financial condition. SFAS 123 encourages companies to adopt a fair value approach to valuing stock options which would require a charge to earnings in the period the options are granted. The company has elected, as permitted by the standard, to continue to follow its current method of accounting for stock options which has no impact on earnings.


Financial Condition

Operating Activities

     Net cash provided by continuing operations decreased this year over last year due primarily to the net change in the amount the company invested in marketable securities from period to period. Net cash provided by discontinued operations decreased this year over last year due primarily to the company's Commercial Aircraft Subcontracting business ceasing operations in January 1996.

     For a discussion of environmental matters and other contingencies, see Note G to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not deemed to be material to the company's financial condition or results of operations.

Investing Activities

     As previously discussed, the company acquired TVS on March 29, 1996, for $55 in cash.

Financing Activities

     The Title XI Bonds issued by the company's finance operations were retired. This retirement was financed by the private placement of new, non-callable bonds which are also non-recourse to the company. The refinancing has no material impact on the company's results of operations or financial condition.

     The company's Board of Directors increased the regular quarterly dividend on the company's common stock from $0.375 to $0.41 per share in March 1996. This increase reflects the Board's confidence in the sustainability of the cash flows generated by the company's continuing operations.

     The company expects to generate sufficient funds from operations to meet both its short and long-term liquidity needs. In addition, the company has the capacity for long-term borrowings and currently has a committed, short-term $600 line of credit. The line of credit expires in May 1996 at which time the company anticipates renewing the line.

PAGE

                               PART II

                     GENERAL DYNAMICS CORPORATION

                          OTHER INFORMATION

                            March 31, 1996

Item 1.   Legal Proceedings

        Reference is made to Note G, Commitments and Contingencies, which is incorporated herein by reference, for a statement relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit 11, Statement Re Computation of Per Share Earnings

(b)       Reports on Form 8-K

          On January 8, 1996, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that on December 19, 1995, the United States Court of Federal Claims filed an order in the matter of McDonnell Douglas Corporation and General Dynamics Corporation v. United States of America converting the termination of the company's A-12 contract for default, to a termination for convenience.
                              SIGNATURE



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





Dated   May 13, 1996