Form 10-K405/A
period 1995-12-31
GENERAL DYNAMICS CORP
filed 1996-06-26
CIK 40533

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                 FORM 10-K/A

                   AMENDMENT TO APPLICATION ON REPORT FILED
                    PURSUANT TO SECTION 12, 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                         GENERAL DYNAMICS CORPORATION

                               AMENDMENT NO. 1

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1995 Annual Report on Form 10-K as set forth in the pages attached hereto.

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

                                        GENERAL DYNAMICS CORPORATION

                                        By   /s/ P.A. HESSE
                                             P.A. Hesse
                                             Secretary


June 26, 1996

                              INDEX TO EXHIBITS


Note          Exhibit
Number        Number                     Description
- ------        -------                    -----------
 (7)           3-1A     -Registered Certificates of Incorporation, effective May 21, 1991
(10)           3-2B     -Bylaws as amended effective May 4, 1994
               4        -Letter to agreement to furnish copy of indenture
 (1)          10-1A     -Amendment of Mining Leases between American National Bank and Trust of Chicago, Trustee, and La Salle National Bank, Trustee, to Freeman Coal Mining
                         Corporation, dated January 1, 1960
 (1)          10-1B     -Amendatory Agreement between Freeman United Coal Mining Company and American
                         National Bank and Trust Company, as Trustee, and La Salle National Bank, as Trustee,
                         dated January 1, 1975
 (4)          10-6A     -General Dynamics Corporation Incentive Compensation Plan adopted February 3, 1988, approved by the shareholders on May 4, 1988
 (6)          10-6B     -General Dynamics Corporation Incentive Compensation (as amended), approved by shareholders on May 1, 1991
 (3)          10-7C-2   -Facilities Contract DAAEO7-83-E-A001 dated August 29, 1983, and
                         1984 modifications between the company's General Dynamics Land
                         Systems Inc. subsidiary and the United States relating to government-
                         owned equipment at Sterling Heights, Michigan
 (2)          10-7D     -Facilities Contract DAAE07-83-E-A007 dated January 29, 1983, between the company's General Dynamics Land Systems Inc. subsidiary and the
                         United States relating to government-owned equipment at the Scranton
                         Defense Plant, Eynon, Pennsylvania
 (6)          10-7E     -Facilities Contract DAAE07-90-E-A001 dated June 24, 1990, between the company's
                         General Dynamics Land Systems Inc. subsidiary and the United States relating to government-
                         owned facilities and equipment at the Lima Army Tank Plant, Lima, Ohio
 (6)          10-7F     -Facilities Contract DAAE07-91-E-A002 dated December 21, 1990, between the company's
                         General Dynamics Land Systems Inc. subsidiary and the Unitied States relating to government-
                         owned facilities and equipment at the Detroit Arsenal Tank Plant, Warren, Michigan
(10)          10-8B     -General Dynamics Corporation Retirement Plan for Directors adopted March 6, 1986, as amended May 5, 1993
 (5)          10-13     -Indenture of Lease dated January 1, 1986, by and between State of Rhode Island and
                         Providence Plantations and Rhode Island Port Authority and Economic Development
                         Corporation and the company
 (5)          10-14     -Lease Agreement dated November 28, 1978, as amended January 15, 1989, between
                         Rhode Island Port Authority and Economic Development Corporation and the company
 (8)          10-18     -Employment Agreement between the company and James R. Mellor dated as of
                         March 17, 1993
              10-18A    -Amendment to employment agreement between the company and James R. Mellor dated as of
                         October 3, 1995
 (8)          10-22     -Form of Agreement entered into in 1993 between the company and Corporate Officers who were being retained in employment with the company
 (9)          10-23     -Employment agreement between the company and Nicholas D. Chabraja, dated
                         February 3, 1993, as amended December 22, 1993
(11)          10-24     -Asset Purchase Agreement, dated August 17, 1995, between the company and Bath Iron Works
                         Corporation
              10-25     -Lease Agreement dated January 14, 1982, between the company's Bath Iron Works Corp.
                         subsidiary and the City of Portland, Maine, relating to pier facilities in the Portland, Maine harbor
              10-26     -Lease Agreement dated January 14, 1982, between the company's Bath Iron Works Corp.
                         subsidiary and the State of Maine, relating to a dry dock facility in the Portland, Maine harbor


Note            Exhibit
Number          Number                                   Description
- ------          -------                                  -----------
                10-27           -Form of Employment Agreement pertaining to change of control entered into between the company and key executives
                11              -Statement re computation of per share earnings
                13              -1995 Shareholder Report (pages 18-38)
                21              -Subsidiaries
                23              -Consent of Independent Public Accountants
                24              -Power of Attorney of the Board of Directors
                27              -Financial Data Schedule
                99(d)            1995 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment
                                 Plan
                99(e)            1995 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees Savings and
                                 Stock Investment Plan


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

                                                     ADDITIONAL EXHIBIT 99(d) TO
                                                      ANNUAL REPORT ON FORM 10-K
                                                 OF GENERAL DYNAMICS CORPORATION
                                                             SEC FILE NO. 1-3671


                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 11-K


                                ANNUAL REPORT

                          PURSUANT TO SECTION 19(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995




A. Full title of the Plan and the address of the Plan, if different from the issuer named below:

                         GENERAL DYNAMICS CORPORATION
                      SAVINGS AND STOCK INVESTMENT PLAN


B. Name of the issuer of the securities held pursuant to the Plan and the address of its principal executive office:

                         GENERAL DYNAMICS CORPORATION
                           3190 FAIRVIEW PARK DRIVE
                      FALLS CHURCH, VIRGINIA 23042-4523

                         GENERAL DYNAMICS CORPORATION

                  INDEX OF FINANCIAL STATEMENTS AND EXHIBITS



                                                                             Pages of this
                                                                               Form 11-K
                                                                             --------------
(a)   FINANCIAL STATEMENTS

      Report of Independent Public Accountants                                    7

      Statements of Net Assets Available for Benefits,
      December 31, 1995 and 1994                                                 8-9

      Statements of Changes in Net Assets Available for Benefits
      - Fiscal Years Ended December 31, 1995                                     10

      Notes to Financial Statements                                             11-14

      Schedule I - Combined Statement in Investments
      in Master Trust Funds                                                     15-29

(b)   SIGNATURE                                                                   6

(c)   EXHIBITS

      Consent of Independent Public Accountants                                   6

                                  SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Administrator has caused this Annual Report to be signed by the undersigned thereunto duly authorized.


                                  GENERAL DYNAMICS CORPORATION
                                  As Plan Administrator of the General
                                  Dynamics Corporation Savings and
                                  Stock Investment Plan


                                  By  /s/ P.A. HESSE
                                      ---------------
                                      P.A. Hesse
                                      Secretary

June 26, 1996

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

       As independent public accountants, we hereby consent to the incorporation of our report included in this Form 11-K, into General Dynamics Corporation's previously filed Registration Statement on Form S-8, File No. 2-23904.


                                  By  /s/ Arthur Andersen LLP
                                      ------------------------
                                      ARTHUR ANDERSEN LLP

WASHINGTON, D.C.
June 26, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To General Dynamics Corporation:

We have audited the accompanying statements of net assets available for benefits of the General Dynamics Corporation Savings and Stock Investment Plan as of December 31, 1995 and 1994, and the related statement of changes in net assets available for benefits for the year ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the General Dynamics Corporation Savings and Stock Investment Plan as of December 31, 1995 and 1994, and the changes in its net assets available for benefits for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Combined Statement of Investments in Master Trust Funds (Schedule I), is presented for the purpose of additional analysis and is not a required part of the basic financial statement but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for benefits and the statement of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedule and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Washington, D.C.,
  June 26, 1996

                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN


                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                            AS OF DECEMBER 31, 1995



                                                                                            FUNDS
                                                                        -------------------------------------------------
                                                                           COMPANY          GOVERNMENT       DIVERSIFIED
                                                             TOTAL          STOCK             BONDS           PORTFOLIO
                                                       ---------------  --------------     ------------      ------------
 ASSETS:
     Investment in common stock of
       General Dynamics Corporation,
       at market value - 5,454,175 shares
       (Cost $140,443,105)-
         Participant-directed                           $  191,226,070    $191,226,070     $     -           $     -
         Non-participant-directed                          131,252,015     131,252,015           -                 -
     Investments in securities of unaffiliated
       issuers, at market value
         U.S. Government bonds
           (Cost $112,186,744)                             111,397,508          -           111,397,508            -
         Other securities (Cost $310,399,422)              343,097,590          -                -            320,488,543
     Guaranteed investment contracts, at fair value
       (Cost $1,267,924,294)                             1,348,372,519          -                -                 -
     Loans receivable (payable)                             19,381,252         435,692          (42,175)         (163,176)
     Amounts receivable from (payable to) General
       Dynamics Corporation                                    184,227         195,130            4,495            10,577
                                                       ---------------  --------------     ------------      ------------
                  Total Assets                          $2,144,911,181    $323,108,907     $111,359,828      $320,335,944
                                                       ===============  ==============     ============      ============
 LIABILITIES:
     Fund transfers                                     $        -        $  2,607,321     $  1,332,952      $   (846,478)
     Administrative fees payable                               267,727          31,024           15,528            90,404
     Loans payable (receivable)                                 -              103,123           76,666           258,243
                                                       ---------------  --------------     ------------      ------------
                  Total Liabilities                            267,727       2,741,468        1,425,146          (497,831)
                                                       ---------------  --------------     ------------      ------------
     Net Assets Available for Benefits                  $2,144,643,454    $320,367,439     $109,934,682      $320,833,775
                                                       ===============  ==============     ============      ============

                                                                                  FUNDS
                                                             --------------------------------------------------
                                                                 FIXED              SPECIAL
                                                                 INCOME           DISTRIBUTION         LOAN
                                                             --------------     ---------------     -----------
 ASSETS:
     Investment in common stock of
       General Dynamics Corporation,
       at market value - 5,454,175 shares
       (Cost $140,443,105)-
         Participant-directed                                $       -              $    -          $    -
         Non-participant-directed                                    -                   -               -
     Investments in securities of unaffiliated
       issuers, at market value
         U.S. Government bonds
           (Cost $112,186,744)                                       -                   -               -
         Other securities (Cost $310,399,422)                        -               22,609,047          -
     Guaranteed investment contracts, at fair value
       (Cost $1,267,924,294)                                  1,348,372,519              -               -
     Loans receivable (payable)                                     (49,847)             -           19,200,758
     Amounts receivable from (payable to)
       General Dynamics Corporation                                 (25,975)             -               -
                                                             --------------         -----------     -----------
                  Total Assets                               $1,348,296,697         $22,609,047     $19,200,758
                                                             ==============         ===========     ===========

 LIABILITIES:
     Fund transfers                                          $   (3,431,919)        $   338,124     $    -
     Administrative fees payable                                    128,055               2,716          -
     Loans payable (receivable)                                     811,757              14,411      (1,264,200)
                                                             --------------         -----------     -----------
                  Total Liabilities                             (2,492,107)             355,251      (1,264,200)
                                                             --------------         -----------     -----------
     Net Assets Available for Benefits                       $1,350,788,804         $22,253,796     $20,464,958
                                                             ==============         ===========     ===========




   The accompanying notes are an integral part of these financial statements.

                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                            AS OF DECEMBER 31, 1994



                                                                                                FUNDS
                                                                             -----------------------------------------------
                                                                               COMPANY        GOVERNMENT       DIVERSIFIED
                                                              TOTAL             STOCK            BONDS          PORTFOLIO
                                                           --------------    ------------    -------------     -------------
 ASSETS:
     Investment in common stock of
       General Dynamics Corporation,
       at market value - 5,544,967 shares
       (Cost $131,482,483)-
         Participant-directed                              $  122,900,407    $122,900,407     $     -           $     -
         Non-participant-directed                             118,305,649     118,305,649           -                 -
     Investments in securities of unaffiliated
       issuers, at market value
         U.S. Government bonds
           (Cost $135,195,710)                                132,638,709           -          132,638,709            -
         Other securities (Cost $315,394,237)                 310,896,886           -               -            283,357,946
     Guaranteed investment contracts, at contract
       value                                                1,356,917,217           -               -                 -
     Loans receivable (payable)                                28,247,637          28,415           (5,553)           (9,091)
     Amounts receivable from (payable to) General
       Dynamics Corporation                                       294,110         260,570          (15,776)           (6,642)
                                                           --------------    ------------     ------------      ------------
                  Total Assets                             $2,070,200,615    $241,495,041     $132,617,380      $283,342,213
                                                           ==============    ============     ============      ============
 LIABILITIES:
     Fund transfers                                        $       -         $    397,573     $  3,270,510      $  1,543,100
     Administrative fees payable                                  338,476          22,813           24,281           153,646
     Loans payable (receivable)                                    -               32,876          122,019           292,955
                                                           --------------    ------------     ------------      ------------
                  Total Liabilities                               338,476         453,262        3,416,810         1,989,701
                                                           --------------    ------------     ------------      ------------
     Net Assets Available for Benefits                     $2,069,862,139    $241,041,779     $129,200,570      $281,352,512
                                                           ==============    ============     ============      ============

                                                                                   FUNDS
                                                              --------------------------------------------------
                                                                   FIXED             SPECIAL
                                                                  INCOME          DISTRIBUTION           LOAN
                                                              --------------     -------------       -----------
 ASSETS:
     Investment in common stock of
       General Dynamics Corporation,
       at market value - 5,544,967 shares
       (Cost $131,482,483)-
         Participant-directed                                 $       -            $      -          $  -
         Non-participant-directed                                     -                   -             -
     Investments in securities of unaffiliated
       issuers, at market value
         U.S. Government bonds
           (Cost $135,195,710)                                        -                   -             -
         Other securities (Cost $315,394,237)                         -             27,538,940          -
     Guaranteed investment contracts, at contract
       value                                                   1,356,917,217              -             -
     Loans receivable (payable)                                       31,055              -           28,202,811
     Amounts receivable from (payable to) General
       Dynamics Corporation                                           56,775              (817)         -
                                                              --------------       -----------       -----------
                  Total Assets                                $1,357,005,047       $27,538,123       $28,202,811
                                                              ==============       ===========       ===========
 LIABILITIES:
     Fund transfers                                           $   (5,453,681)      $   242,498       $  -
     Administrative fees payable                                     134,593             3,143          -
     Loans payable (receivable)                                    1,016,708            39,142        (1,503,700)
                                                              --------------       -----------       -----------
                  Total Liabilities                               (4,302,380)          284,783        (1,503,700)
                                                              --------------       -----------       -----------
     Net Assets Available for Benefits                        $1,361,307,427       $27,253,340       $29,706,511
                                                              ==============       ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN


           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                      FOR THE YEAR ENDED DECEMBER 31, 1995


                                                                                                      FUNDS
                                                                               ------------------------------------------------
                                                                                        COMPANY STOCK
                                                                               -------------------------------
                                                                                                    NON-
                                                                               PARTICIPANT-     PARTICIPANT-      GOVERNMENT
                                                                 TOTAL           DIRECTED         DIRECTED           BONDS
                                                              --------------   --------------   --------------    -------------
 INVESTMENT INCOME-
     Dividends                                                $   14,321,687     $  4,847,308     $  3,373,253     $      -
     Interest                                                    115,894,357           40,473           28,165        7,805,518
                                                              --------------     ------------     ------------     ------------
                                                                 130,216,044        4,887,781        3,401,418        7,805,518
 ADD (DEDUCT)-

 NET REALIZED GAIN ON ASSETS SOLD OR DISTRIBUTED                  79,325,874        8,353,987        5,813,560        3,332,406

 NET UNREALIZED APPRECIATION OF ASSETS                           185,103,330       42,638,896       29,672,510        1,767,766

 ROLLOVER CONTRIBUTIONS                                              404,192            3,224           -                   745

 DEPOSITS BY PARTICIPANTS                                         26,092,844       14,188,609           -               867,668

 CONTRIBUTIONS BY GENERAL DYNAMICS
   CORPORATION                                                    17,840,202           (18,778)     17,869,483              (50)

 LOAN REPAYMENTS                                                   1,794,893        6,747,707           -               762,875

 LOANS ISSUED                                                         -               (390,005)         -              (626,618)

 TRANSFER BETWEEN INVESTMENT FUNDS                                    -             (6,296,454)         -            (5,978,604)

 DISTRIBUTIONS TO WITHDRAWN PARTICIPANTS                        (363,238,076)      (27,579,791)    (19,771,281)     (27,094,344)

 PLAN EXPENSES                                                    (2,757,988)        (195,206)          -              (103,250)
                                                              --------------     ------------     ------------     ------------
     Net increase (decrease)                                      74,781,315       42,339,970       36,985,690      (19,265,888)

 NET ASSETS AVAILABLE FOR BENEFITS
     Beginning of year                                         2,069,862,139      144,437,460       96,604,319      129,200,570
                                                              --------------     ------------     ------------     ------------
     End of year                                              $2,144,643,454     $186,777,430     $133,590,009     $109,934,682
                                                              ==============     ============     ============     ============

                                                                                        FUNDS
                                                             ----------------------------------------------------------------
                                                              DIVERSIFIED        FIXED            SPECIAL
                                                               PORTFOLIO         INCOME         DISTRIBUTION         LOAN
                                                             --------------  --------------   ----------------    -----------
 INVESTMENT INCOME-
     Dividends                                                 $  6,101,126  $      -              $    -         $     -
     Interest                                                       228,501     106,291,014          1,500,686          -
                                                               ------------  --------------        -----------    -----------
                                                                  6,329,627     106,291,014          1,500,686          -
 ADD (DEDUCT)-

 NET REALIZED GAIN ON ASSETS SOLD OR DISTRIBUTED                 61,099,713         726,208             -               -

 NET UNREALIZED APPRECIATION OF ASSETS                           37,195,518      73,828,640             -               -

 ROLLOVER CONTRIBUTIONS                                              25,069         282,921             92,233          -

 DEPOSITS BY PARTICIPANTS                                         2,695,144       8,341,423             -               -

 CONTRIBUTIONS BY GENERAL DYNAMICS
   CORPORATION                                                       (6,255)         (3,388)              (810)         -

 LOAN REPAYMENTS                                                  2,286,447       6,307,403             -         (14,309,539)

 LOANS ISSUED                                                    (2,101,774)     (5,710,953)          (107,850)     8,937,200

 TRANSFER BETWEEN INVESTMENT FUNDS                               (3,380,694)     16,691,102         (1,035,350)         -

 DISTRIBUTIONS TO WITHDRAWN PARTICIPANTS                        (63,143,349)   (216,352,866)        (5,427,231)    (3,869,214)

 PLAN EXPENSES                                                   (1,518,183)       (920,127)           (21,222)         -
                                                               ------------  --------------        -----------    -----------
     Net increase (decrease)                                     39,481,263     (10,518,623)        (4,999,544)    (9,241,553)

 NET ASSETS AVAILABLE FOR BENEFITS:
     Beginning of year                                          281,352,512   1,361,307,427         27,253,340     29,706,511
                                                               ------------  --------------        -----------    -----------
     End of year                                               $320,833,775  $1,350,788,804        $22,253,796    $20,464,958
                                                               ============  ==============        ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN


                         NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994



1. The General Dynamics Corporation Savings and Stock Investment Plan (the "Plan") is a contributory defined contribution plan covering eligible salaried employees of General Dynamics Corporation (the "Company") that have completed one year of continuous service. The following is a brief description of the Plan provided for general information purposes. Participants should refer to the Plan agreement for more complete information.

    A member may contribute from 2% to 10% of the first $25,000 of base earnings and 2% - 6% of base earnings in excess of $25,000. In addition,
    members may also contribute another   1% - 4% of base salary on an
    unmatched basis.

    Each member shall direct his contributions to be invested in accordance with one of the following options:

    1) 33-1/3% Government Bonds Fund, 33-1/3% Diversified Portfolio Fund and 33-1/3% Company Stock Fund,

    2)   33-1/3% Government Bonds Fund and 66-2/3% Company Stock Fund,

    3)   33-1/3% Government Bonds Fund and 66-2/3% Diversified Portfolio Fund,

    4)   100% Government Bonds Fund,

    5)   33-1/3% Fixed Income Fund and 66-2/3% Diversified Portfolio Fund,

    6)   33-1/3% Fixed Income Fund and 66-2/3% Company Stock Fund,

    7)   100% Fixed Income Fund, or

    8)   100% Company Stock Fund.

    The Plan permits active participants and employed inactive participants to borrow up to 50% of the vested amount in their accounts (as limited by the Plan) and to repay the loan by regular payroll deductions over a period of up to five years. The amount of any loan made after April 1, 1991 is limited to vested non-Company Stock Fund investments, pre-April 1, 1991 Company common stock and Company common stock which has been held for five plan years. Loans are first sourced from non-Company Stock Fund investments.

    All Company matching contributions to the Plan are invested in Company common stock. Options 1 through 7 receive 50 percent Company matching contribution in Company common stock. Option 8 participants receive a higher Company matching contribution of 100 percent. Contributions invested in the Company Stock Fund must be maintained in that fund for 5 years before becoming eligible for transfer to any other fund.

    All Company matching contributions to the Plan are classified as non-participant-directed investments in the financial statements. Participant contributions to the Company Stock Fund are reflected as participant-directed investments. With the exception of the Company Stock Fund, all other investment funds are completely participant-directed.

    The Plan provides that any special distributions payable with respect to Company Stock allocated to participant accounts would be credited to the participants in the Special Distribution Fund rather than being automatically reinvested in additional shares of Company Stock. Participants are entitled to transfer amounts credited to their accounts in the Special Distribution Fund to other investment funds. Special distributions include all proceeds received from tenders or sales of Company Stock and other distributions, except regular quarterly dividends which would continue to be invested in Company Stock. Funds credited to these accounts in the Special Distribution Fund are invested in high quality securities.

    In addition, the Plan was amended to permit participants who have shares of Company Stock allocated to their accounts to direct the trustee with respect to tender of shares pursuant to any Company Stock repurchase program or tender offer. Any proceeds realized from such share repurchase will be treated as a Special Distribution.

    Plan members are allowed to elect one fund transfer per calendar year. Participants may transfer both their contributions and the Company's contributions invested in any fund to any other investment fund, except as follows:

         -   transfers may not be made from the Fixed Income Fund,

         - funds may not be transferred into and out of the same investment fund during a transfer, and

         - all investments in Company common stock must be held for five plan years before they may be transferred.

    Transfers from the Company Stock Fund have only been allowed since January 1, 1993.

2. According to the Plan Document, the five plan funds may hold the following types of investments:

    a) Government Bonds Fund - includes only direct obligations of the United States Government and its agencies or obligations guaranteed as to the payment of interest and principal by the United States Government and may also include other investments of a short-term nature as provided in the trust agreement.

    b) Diversified Portfolio Fund - includes only common or capital stocks of issuers other than the Company, bonds or debentures or preferred stocks convertible into common or capital stocks of issuers other than the Company, and other similar types of equity investments, and may also include other investments of a short- term nature as provided in the trust agreement.

    c)   Company Stock Fund - includes only common stock of the Company.

    d) Fixed Income Fund - includes investments in fixed income and other investment contracts with insurance companies designated by the Company and may also include other investments of a short-term nature as provided in the trust agreement.

    e) Special Distribution Fund - includes obligations issued or fully guaranteed as to payment of principal and interest by the United States of America or its agencies, high quality commercial paper, certificates of deposit, short-term investment vehicles or any high quality securities selected by the Company or any investment manager of the fund.

3. The accompanying financial statements are prepared on the accrual basis of accounting.

4. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5. The Company has received a determination from the Internal Revenue Service that the Plan, including all amendments through June 20, 1994, is a qualified profit sharing plan under Section 401 (a) of the Internal Revenue Code. The trust formed thereunder is exempt from Federal income tax under
    Section 501 (a). The plan administrator and plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan was qualified and the related trust was tax exempt as of the financial statement date.

6. In the event the Plan is terminated, each member will automatically be vested in the undistributed Company contributions. Each member will receive payments based on the specific dollar amounts and shares of company stock in his account.

7. The Plan is administered by the Company. Certain administrative functions are performed by employees of the Company. The assets of the Plan are combined in a Master Trust Fund for investment purposes, with the assets of the General Dynamics Hourly Employees Savings and Stock Investment Plan. The value shown in the accompanying financial statements represents the Plan's proportionate interest in the reported market value of the assets in the Master Trust Fund. Investment income, net realized gains or losses and unrealized appreciation or depreciation are allocated to the respective plans based on their proportionate interest, at market value, in the Master Trust Fund. All costs and expenses are primarily paid by the Plan. Although no costs were paid by the Company in 1995, the Plan document provides that these costs may be paid by the Company.

8. On the Statement of Changes in Net Assets Available for Benefits, net realized gain on assets sold or distributed and unrealized appreciation of assets are reported in accordance with generally accepted accounting principles. The following restatement is necessary to comply with the Department of Labor's rules which require that realized and unrealized appreciation of plan assets be based on the value of the assets at the beginning of the plan year or at time of purchase during the year.

                                                                    GENERAL
                                                                    ACCEPTED       DEPARTMENT
                                                                    ACCOUNTING     OF LABOR'S
                                                                    PRINCIPLES     REGULATIONS
                                                                   ------------    ------------
Net realized gain on assets sold or distributed                    $ 79,325,874    $116,046,876

Net unrealized appreciation of assets                               185,103,330     148,382,328
                                                                   ------------    ------------
                                                                   $264,429,204    $264,429,204
                                                                   ============    ============

9. In accordance with generally accepted accounting principles, amounts allocated to accounts of participants who have elected to withdraw from the Plan but have not yet been paid as of year end are not reported as liabilities on the Statements of Net Assets Available for Benefits. However, the Department of Labor requires that these amounts be reported as liabilities on Form 5500. At December 31, 1995 and 1994, amounts payable on withdrawals and distributions were $37,466,541 and $32,332,380, respectively. In addition, on the Statement of Changes in Net Assets Available for Benefits, 1995 distributions to withdrawn participants would have been $368,372,237 instead of $363,238,076 if the December 31 amounts payable on withdrawals and distributions had been included.

10. In March 1993, the Company closed the sale of its Tactical Military Aircraft Business to the Lockheed Corporation. During October 1995, General Dynamics Savings and Stock Investment Plan assets were disbursed to ex-participants of the Plan.

    During 1994, the Company completed the sale of its Space Launch Systems business to Martin Marietta Corporation.

    Contributions to the Plan were terminated for the participants at these sold-off businesses. Participants may elect to receive total account balance distributions from the Plan at any time. All participants at these sold-off businesses are fully vested in the Plan.

11. The American Institute of Certified Public Accountants issued Statement of Position No. 94-4, "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans."

    The statement requires that investment contracts be reported at fair value at either the quoted market price from reliable third-party evidence or determined by discounting the future cash flows by an appropriate discount rate. Previously, the Plan accounted for these investments at contract value. The effect of the adoption at January 1, 1995 based on discounting the future cash flows, was an increase in fair value of approximately $31 million, which is recorded in unrealized appreciation of assets in the Fixed Income Fund. Additional unrealized gains recognized during 1995 were approximately $43 million.

                                                                      SCHEDULE I

                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN




                      COMBINED STATEMENT OF INVESTMENTS IN
                               MASTER TRUST FUNDS


                           AS OF DECEMBER 31, 1995

                                                                      SCHEDULE I
                                                                    PAGE 1 OF 14



                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                               COMPANY STOCK FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                   NUMBER OF                       CURRENT
                                    SHARES           COST           VALUE
                               ----------------  -------------  -------------
COMPANY STOCK FUND:
  Investment in common stock of
    General Dynamics Corporation      6,252,079   $164,558,710   $369,654,197
                                      =========   ============   ============

  Proportionate Interest              5,454,175   $140,443,105   $322,478,085
                                      =========   ============   ============

LOANS RECEIVABLE                            N/A    $20,993,270    $20,993,270
                                                  ============   ============
  Proportionate Interest                    N/A    $19,381,252    $19,381,252
                                                  ============   ============

                                                                      SCHEDULE I
                                                                    PAGE 2 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                             GOVERNMENT BONDS FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                                               NUMBER OF
                                                               SHARES OR
                                                               PRINCIPAL                      CURRENT
                                                                 AMOUNT          COST           VALUE
                                                               -----------    -----------  -------------
GOVERNMENT BONDS FUND:
  U.S. Treasury Notes
    U.S. Treasury Notes 7.25% due November 30, 1996             15,000,000    $15,197,266    $15,255,450
    U.S. Treasury Notes 6.50% due November 30, 1996             15,000,000     15,157,031     15,159,300
    U.S. Treasury Notes 7.50% due December 31, 1996             15,000,000     15,328,125     15,328,050
    U.S. Treasury Notes 8.00% due January 15, 1997              15,000,000     15,418,359     15,410,100
    U.S. Treasury Notes 4.75% due February 15, 1997             14,100,000     13,992,047     14,016,246
    U.S. Treasury Notes 6.875% due February 28, 1997            15,300,000     15,451,437     15,582,132
    U.S. Treasury Notes 6.75% due February 28, 1997             15,000,000     15,143,945     15,255,450
    U.S. Treasury Notes 4.75% due August 31, 1998               15,000,000     14,744,531     14,824,200
    U.S. Treasury Notes 4.75% due September 30, 1998            15,000,000     14,737,500     14,812,500
    U.S. Treasury Notes 7.125% due October 15, 1998              4,600,000      4,807,000      4,821,351
    U.S. Treasury Notes 4.75% due October 31, 1998              15,000,000     14,723,437     14,805,450
    U.S. Treasury Notes 5.50% due November 15, 1998             15,000,000     15,032,813     15,110,100
    U.S. Treasury Notes 8.875% due November 15, 1998            15,000,000     16,382,813     16,422,600
                                                                             ------------   ------------
        Total U.S. Treasury Notes                                             186,116,304    186,802,929
                                                                             ------------   ------------
  Temporary Investments
    The Northern Trust Company
      Collective Short-Term Investment Fund                        272,647        272,647        272,647
                                                                             ------------   ------------
  Income Receivable                                                             3,125,522      3,125,522
                                                                             ------------   ------------
TOTAL GOVERNMENT BONDS FUND                                                  $189,514,473   $190,201,098
                                                                             ============   ============
PROPORTIONATE INTEREST                                                       $112,186,744   $111,397,508
                                                                             ============   ============

                                                                      SCHEDULE I
                                                                    PAGE 3 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                            NUMBER OF
                                            SHARES OR
                                            PRINCIPAL                             CURRENT
                                              AMOUNT            COST               VALUE
                                            ---------      -------------     --------------
COMMON STOCKS:
   Aerospace:
     Allied Signal Incorporated                39,800      $1,120,881.35      $1,890,500.00
     American West Airlines                    10,000         178,700.00         170,000.00
     Boeing Company                            17,400       1,158,386.94       1,363,725.00
     Coltec Inds Incorporated                  11,600         210,878.08         134,850.00
     Lockheed Martin Corporation                4,300         229,353.87         339,700.00
     Loral Corporation                          2,200          43,042.58          77,825.00
     McDonnell Douglas Corporation             23,800       1,735,901.02       2,189,600.00
     Raytheon Company                          12,600         352,604.71         595,350.00
     United Technologies Corporation           20,000       1,678,098.40       1,897,500.00
     Watkins-Johnson Company                   10,000         457,450.00         437,500.00
                                                           -------------      -------------
        Total                                               7,165,296.95       9,096,550.00
                                                           -------------      -------------
  Airlines:
     American President Company Ltd.           14,000         413,998.20         322,000.00
     ADR British Airways PLC                   30,300       1,858,454.49       2,204,325.00
     KLM Royal Dutch Airlines                  61,239       1,955,736.11       2,158,675.00
     Northwest Airlines Corporation            78,300       2,539,636.10       3,993,300.00
     UAL Corporation                           44,450       6,193,458.38       7,934,325.00
                                                           -------------      -------------
        Total                                              12,961,283.28      16,612,625.00
                                                           -------------      -------------
  Automotive:
     Ford Motor Company                        42,100       1,096,773.84       1,215,638.00
     General Motors Corporation                 9,000         319,957.46         475,875.00
     General Motors Corporation                11,400         496,386.32         560,025.00
     Modine Manufacturing Company              22,700         619,571.17         544,800.00
     Snap-On Incorporated                      10,000         441,200.00         452,500.00
                                                           -------------      -------------
        Total                                               2,973,888.79       3,248,838.00
                                                           -------------      -------------
  Building:
     Johnson Controls, Incorporated             4,800         312,087.23         330,000.00
     Lennar Corporation                        50,000       1,175,490.00       1,256,250.00
     Toll Brothers Incorporated                10,000         221,200.00         230,000.00
     U S Home Corporation                      10,000         258,750.00         291,250.00
     USG Corporation                            3,900         116,765.32         117,000.00
     Vulcan Materials Company                   4,000         228,900.88         230,500.00
                                                           -------------      -------------
        Total                                               2,313,193.43       2,455,000.00
                                                           -------------      -------------

                                                                      SCHEDULE I
                                                                    PAGE 4 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                                             NUMBER OF
                                                             SHARES OR
                                                             PRINCIPAL                              CURRENT
                                                               AMOUNT             COST               VALUE
                                                             ---------       ------------      -------------
Chemcials:
    Albemarle Corporation                                      23,300         $402,998.87        $451,438.00
    Dow Chemical                                               32,200        2,252,524.19       2,262,050.00
    DuPont, (E.I.) DeNemours & Company                         33,100        1,832,873.53       2,312,863.00
    Eastman Chemical Company                                   30,000        1,675,197.00       1,871,250.00
    First Mississippi Corporation                              10,000          251,200.00         265,000.00
    Monsanto Company                                            2,000          246,740.00         245,000.00
    Pulte Corporation                                          10,000          322,450.00         336,250.00
    Raychem Corporation                                        10,000          537,354.70         568,750.00
    Sealed Air Corporation                                      2,000           51,540.00          56,000.00
    Sterling Chemicals                                         10,000           87,450.00          81,250.00
    Tyco International Ltd.                                    12,000          373,721.19         427,500.00
    Union Carbide                                             104,300        3,648,829.09       3,911,250.00
    Wellman Incorporated                                        7,300          190,301.25         166,075.00
                                                                            -------------      -------------
            Total                                                           11,873,179.82      12,954,676.00
                                                                            -------------      -------------
Consumer Goods:
    Anheuser-Busch Companies Incorporated                       9,600          548,069.70         642,000.00
    Applebees International Incorporated                       10,000          245,350.00         227,500.00
    Black & Decker Corporation                                  8,000          234,240.82         282,000.00
    Buffets, Incorporated                                      20,000          284,206.00         275,000.00
    Coca Cola Company                                          16,700          719,851.93       1,239,975.00
    Coca Cola Enterprises, Incorporated                        20,000          488,800.00         537,500.00
    Colgate-Palmolive Company                                   7,600          525,573.31         533,900.00
    CPC International Incorporated                             13,200          702,314.17         905,850.00
    Gillette Company                                           21,900          919,839.74       1,141,538.00
    H.J. Heinz Company                                         20,000          662,400.00         662,500.00
    International Flavors & Fragrances Incorporated               100            4,848.14           4,800.00
    McDonalds Corporation                                      81,900        2,820,282.52       3,695,738.00
    Mississippi Chemical Corporation                           10,000          225,574.00         232,500.00
    Mueller Industry Incorporated                              20,000          506,793.34         585,000.00
    Nabisco Holdings Corporation                                4,700          131,882.00         153,338.00
    PEPSICO, Incorporated                                      57,700        2,351,275.13       3,223,988.00
    Philip Morries Companies Incorporated                     145,100        8,583,719.93      13,095,275.00
    Procter & Gamble Company                                   26,500        1,514,387.22       2,199,500.00
    Ralston-Ralston Purina Group                               23,200        1,444,846.40       1,447,100.00
    Terra Industries Incorporated                              20,000          271,528.00         282,500.00
                                                                            -------------      -------------
            Total                                                           23,185,782.35      31,367,502.00
                                                                            -------------      -------------

                                                                      SCHEDULE I
                                                                    PAGE 5 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                                  NUMBER OF
                                                  SHARES OR
                                                  PRINCIPAL                            CURRENT
                                                   AMOUNT            COST               VALUE
                                                  ---------    -------------      -------------
Electronics:
   BMC Industries Incorporated                     70,000      $1,134,814.73      $1,627,500.00
   FMC Corporation                                 14,000       1,040,740.00         946,750.00
   General Electric Company                        21,500       1,008,438.00       1,548,000.00
   International Rectifier Corporation             40,000         969,900.00       1,000,000.00
   TSL Holdings Incorporated                          330               0.00               0.00
   W.W. Grainger, Incorporated                      6,100         350,905.36         404,125.00
                                                               -------------      -------------
           Total                                                4,504,798.09       5,526,375.00
                                                               -------------      -------------
Energy:
   Anadarko Petroleum Corporation                  12,200         526,976.37         660,325.00
   Ashland Incorporated                            12,200         418,029.63         428,525.00
   Chevron Corporation                             33,900       1,677,893.67       1,775,513.00
   Cooper Cameron Corporation                      13,900         263,788.15         493,450.00
   Enron Corporation                               24,400         763,638.38         930,250.00
   Exxon Corporation                               49,500       3,207,536.95       3,984,750.00
   Mobil Corporation                               11,000       1,229,195.00       1,229,250.00
   Occidental Petroleum Corporation                 2,600          57,513.66          55,575.00
   Oryx Energy Company                             21,500         295,191.45         287,563.00
   Reading & Bates Corporation                    100,000       1,248,478.00       1,500,000.00
   Royal Dutch Peroleum Company                    23,800       2,596,866.89       3,358,775.00
   Sun Company, Incorporated                       13,500         364,354.76         369,563.00
   Texaco Incorporated                             26,300       1,653,050.48       2,064,550.00
   Ultramar Corporation                             2,900          70,434.18          74,675.00
   Western Res Incorporated                         3,200         100,592.00         106,800.00
                                                               -------------      -------------
           Total                                               14,473,539.57      17,319,564.00
                                                               -------------      -------------

                                                                      SCHEDULE I
                                                                    PAGE 6 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                                                  NUMBER OF
                                                                  SHARES OR
                                                                  PRINCIPAL                             CURRENT
                                                                    AMOUNT            COST               VALUE
                                                                  ---------     --------------      -------------
Financial Services & Insurance:
    A. G. Edwards Incorporated                                       80,000      $2,069,335.00      $1,910,000.00
    Aetna Life & Casualty Company                                     8,900         629,949.72         616,325.00
    Allmerica Property & Casualty Companies, Incorporated            10,000         253,700.00         270,000.00
    Allstate Corporation                                             60,000       1,848,118.94       2,467,500.00
    AMBAC, Incorporated                                              26,800       1,051,541.78       1,256,250.00
    American Bankers Insurance Group, Incorporated                    8,000         291,530.00         312,000.00
    American Express Company                                          2,000          78,790.00          82,750.00
    American International Group, Incorporated                       27,850       1,994,319.34       2,576,125.00
    Banc One Corporation                                              3,200         112,944.54         120,400.00
    BankAmerica Corporation                                          32,000       1,705,608.19       2,072,000.00
    Case Corporation                                                 40,000       1,614,800.00       1,830,000.00
    Charter One Financial Incorporated                                  900          27,862.91          27,563.00
    Chemical Banking Corporation                                      4,000         223,955.00         235,000.00
    Citicorp                                                         20,000       1,194,684.34       1,345,000.00
    Crown Northcrop Incorporated                                        849               0.00             314.00
    Dean Witter Discover & Company                                   19,500         848,635.74         916,500.00
    Federal Bancorporation, Incorporated                             90,000       1,255,570.39       1,417,500.00
    Federal National Mortgage Association                            27,100       2,296,259.12       3,357,013.00
    FHLMC                                                            43,500       2,482,323.90       3,632,250.00
    First American Corporation                                       10,000         441,450.00         473,750.00
    First Bank System, Incorporated                                   6,700         217,436.75         332,488.00
    First Chicago NBD Corporation                                    37,173       1,457,890.98       1,468,334.00
    First Interstate BanCorporation                                   9,500       1,267,245.00       1,296,750.00
    First of America Bank Corporation                                50,000       2,236,822.20       2,218,750.00
    First Union Corporation                                          20,200         895,269.36       1,123,625.00
    First Union Corporation                                           7,900         465,776.10         595,463.00
    First USA Incorporated                                            7,900         358,542.37         350,563.00
    Firstar Corporation                                                 700          25,925.20          27,738.00
    Fleet Financial Group Incorporated                                1,263          42,868.33          51,467.00
    Fremont General Corporation                                      10,000         344,950.00         367,500.00
    General Re Corporation                                           15,900       2,132,629.83       2,464,500.00
    Greentree Financial Corporation                                  17,300         435,160.50         456,288.00
    H. F. Ahmanson & Company                                          2,400          51,621.71          63,600.00
    Huntington Bancshares Incorporated                               24,000         599,412.00         576,000.00
    Integra Financial Corporation                                     2,000         120,062.30         126,250.00
    ITT Corporation                                                  61,800       2,905,968.02       3,275,400.00
    ITT Hartford Group Incorporated                                  57,600       2,661,374.96       2,786,400.00
    ITT Industries Incorporated                                      66,100       1,410,604.98       1,586,400.00
    Jefferson-Pilot Corporation                                      39,000       1,749,387.00       1,813,500.00
    Lehman Brothers Holdings Incorporated                             4,000          90,438.46          85,000.00
    Lowes Corporation                                                40,000       2,740,482.21       3,135,000.00
    MBIA Incorporated                                                   800          48,848.00          60,000.00
    MBNA Corporation                                                 67,200       1,694,199.35       2,478,000.00

                                                                      SCHEDULE I
                                                                    PAGE 7 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                                      NUMBER OF
                                                      SHARES OR
                                                      PRINCIPAL                             CURRENT
                                                        AMOUNT            COST               VALUE
                                                      ---------     --------------      -------------
Financial Services & Insurance cont'd:
   Meridan BanCorporation Incorporated                   13,900      $  632,620.13      $  646,350.00
   Merrill Lynch & Company, Incorporated                125,100       6,765,048.06       6,380,100.00
   Morgan Stanley Group Incorporated                     34,200       2,924,875.97       2,757,375.00
   Nationsbank Corporation                               48,300       2,476,679.43       3,362,888.00
   Northern Trust Corporation                            10,000         480,250.00         560,000.00
   Norwest Corporation                                  175,200       3,911,466.95       5,781,600.00
   Old Republic International Corporation                52,000       1,712,790.00       1,846,000.00
   Providian Corporation                                 21,700         752,010.26         884,275.00
   Student Loan Marketing Association                    29,000       1,817,595.30       1,914,000.00
   T. R. Financial Corporation                           10,000         264,119.00         255,000.00
   Travelers Group Incorporated                          88,600       5,025,146.25       5,548,575.00
   US Life Corporation                                   12,200         343,736.87         364,475.00
   Washington Federal Incorporated                       17,700         412,790.91         453,563.00
   Washington Mutual, Incorporated                       11,100         304,086.93         320,513.00
   Wells Fargo & Company                                 26,000       5,554,209.30       5,616,000.00
   Wilmington Trust Corporation                           9,000         247,776.93         277,875.00
                                                                     -------------      -------------
           Total                                                     77,999,496.81      88,625,845.00
                                                                     -------------      -------------
Health Care:
   Amgen Incorporated                                    41,000       1,816,628.24       2,440,313.00
   Apria Healthcare Group                                18,100         465,207.06         511,325.00
   Bausch & Lomb Incorporated                             6,000         245,446.62         237,750.00
   Baxter International Incorporation                       700          20,523.14          29,313.00
   Becton Dickinson and Company                          40,000       2,724,754.78       3,000,000.00
   Columbia/ HCA Healthcare Corporation                  82,700       3,393,178.49       4,197,025.00
   Health Management Associates Incorporated             10,650         177,235.57         278,231.00
   Healthsouth Corporation                               10,000         288,700.00         291,250.00
   Invacare Corporation                                  10,000         211,467.50         252,500.00
   Johnson & Johnson                                      6,000         436,284.04         513,000.00
   Manor Care, Incorporated                              16,800         469,862.87         588,000.00
   Medtronic, Incorporated                               94,000       4,370,463.74       5,252,250.00
   Rhone Poulenc Rorer                                    3,000         156,735.00         159,750.00
   United Health Care Corporation                        41,200       1,472,873.05       2,693,450.00
   Vivra Incorporated                                    34,100         765,861.43         856,763.00
                                                                     -------------      -------------
           Total                                                     17,015,221.53      21,300,920.00
                                                                     -------------      -------------

                                                                      SCHEDULE I
                                                                    PAGE 8 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                                       NUMBER OF
                                                       SHARES OR
                                                       PRINCIPAL                               CURRENT
                                                         AMOUNT             COST                VALUE
                                                       ---------        ------------        ------------
Leisure Time and Communications:
   Bally Entertainment Corporation                        54,000         $623,258.59         $756,000.00
   Boyd Gaming Corporation                                17,700          261,363.75          205,763.00
   Carnival Corporation                                    7,600          166,358.38          185,250.00
   Champion Enterprises Incorporated                       3,000           90,735.00           92,625.00
   Circus Circus Enterprises, Incorporated                11,600          335,525.38          323,350.00
   Clear Channel Communications, Incorporated             24,000          905,245.00        1,059,000.00
   General Instrument Corporation                         20,100          530,823.66          469,838.00
   International Game Technology                          96,400        1,308,279.64        1,036,300.00
   King World Productions Incorporated                    85,000        3,203,432.32        3,304,375.00
   Mirage Resorts Incorporated                             4,700          151,062.24          162,150.00
   Showboat, Incorporated                                  2,000           54,795.52           52,750.00
   Tele Communications Incorporated                       48,525        1,014,036.71        1,304,109.00
   Tele Communications Incorporated                      199,700        3,347,870.43        3,969,038.00
   Time Warner                                            17,400          680,313.24          659,025.00
   Turner Broadcasting System Incorporated                16,600          436,072.37          431,600.00
   US West Incorporated                                   38,800          616,419.18          737,200.00
   Walt Disney Company                                    54,800        3,004,672.11        3,226,350.00
                                                                       -------------       -------------
           Total                                                       16,730,263.52       17,974,723.00
                                                                       -------------       -------------
Machinery:
   Deere & Company                                        18,000          632,160.00          634,500.00
   Cabot Corporation                                       8,000          414,960.00          431,000.00
   Esterline Technologies Corporation                     16,000          444,250.13          380,000.00
   Measurex Corporation                                   20,000          671,136.67          565,000.00
   Softkey International Incorporated                      1,000           40,022.41           23,125.00
                                                                       -------------       -------------
           Total                                                        2,202,529.21        2,033,625.00
                                                                       -------------       -------------
Merchandising:
   Albertson's, Incorporated                               9,000          282,710.00          295,875.00
   Dayton-Hudson Corporation                                 800           59,660.65           60,000.00
   Fruit of the Loom                                      26,700          566,632.02          647,475.00
   Gap Incorporated                                       15,000          692,335.72          630,000.00
   Home Depot Incorporated                                 9,400          395,897.94          448,850.00
   J. C. Penney Company, Incorporated                     16,600          784,084.90          790,575.00
   Limited Incorporated                                   48,300        1,064,801.48          827,138.00
   Melville Corporation                                    2,600          110,092.67           79,950.00
   Ross Stores Incorporated                               30,000          545,192.00          573,750.00
   TJX COS Incorporated                                   29,600          567,002.90          558,700.00
   Wal-Mart Stores, Incorporated                          65,400        1,597,541.29        1,455,150.00
                                                                       -------------       -------------
           Total                                                        6,665,951.57        6,367,463.00
                                                                       -------------       -------------

                                                                      SCHEDULE I
                                                                    PAGE 9 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                                        NUMBER OF
                                                        SHARES OR
                                                        PRINCIPAL                            CURRENT
                                                          AMOUNT            COST              VALUE
                                                        ---------      -------------     -------------
Metals:
   Allegheny Ludlum Corporation                            84,000      $1,714,486.79     $1,554,000.00
   Aluminum Company of America                              1,700          86,941.13         89,888.00
   ASARCO Incorporated                                      9,000         290,781.00        288,000.00
   Newmont Mining Corporation                              35,000       1,420,700.00      1,588,125.00
                                                                       -------------     -------------
           Total                                                        3,512,908.92      3,520,013.00
                                                                       -------------     -------------
Miscellaneous:
   Barrick Gold Corporation                                20,000         517,130.00        527,500.00
   Cooper Industries, Incorporated                         39,600       1,689,215.48      1,455,300.00
   Credence Systems Corporation                            10,000         238,173.00        228,750.00
   Crown Cork & Seal Company, Incorporated                  4,100         161,627.04        171,175.00
   FGN ASTRA                                               19,200         377,863.73        767,750.00
   Freeport McMoran C & G CL                                2,600          71,656.00         73,125.00
   Global Industrial Technologies Incorporated             30,000         475,414.77        566,250.00
   Mercer International Incorporated                       10,000         244,750.00        205,000.00
   Nike Incorporated                                       10,000         535,432.60        696,250.00
   V. F. Corporation                                          300          14,795.52         15,825.00
                                                                       -------------     -------------
           Total                                                        4,326,058.14      4,706,925.00
                                                                       -------------     -------------
Office Equipment:
   Compaq Computer Corporation                             69,300       3,218,309.84      3,326,400.00
   Hewlett-Packard Company                                 97,100       5,823,744.10      8,132,125.00
   International Business Machines Corporation             42,200       3,513,216.75      3,856,025.00
   Logicon Incorporated                                     4,000          93,518.88        110,000.00
   Quantum Corporation                                     36,400         683,726.48        586,950.00
   Sun Microsystems Incorporated                            7,400         180,307.39        337,625.00
                                                                       -------------     -------------
           Total                                                       13,512,823.44     16,349,125.00
                                                                       -------------     -------------
Pharmaceuticals:
   ALZA  Corporation                                       27,500         639,762.54        673,750.00
   American Home Products Corporation                      32,500       2,183,728.16      3,152,500.00
   Bergen Brunswig Corporation                             10,000         253,700.00        248,750.00
   Bristol Myers Squibb Company                            66,000       5,348,960.96      5,667,750.00
   Eli Lilly, & Company                                    35,800       1,217,559.17      2,004,800.00
   Forest Laboratories,  Incorporated                      17,200         740,690.78        778,300.00
   Merck & Company Incorporated                            69,200       4,022,839.02      4,541,250.00
   Pfizer Incorporated                                     54,900       2,645,263.09      3,458,700.00
   Schering-Plough Corporation                             50,000       2,786,539.77      2,737,500.00
                                                                       -------------     -------------
           Total                                                       19,839,043.49     23,263,300.00
                                                                       -------------     -------------

                                                                      SCHEDULE I
                                                                   PAGE 10 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                                     NUMBER OF
                                                     SHARES OR
                                                     PRINCIPAL                              CURRENT
                                                       AMOUNT             COST               VALUE
                                                     ----------        ------------        ------------
Printing, Publishing and Paper:
   Champion International Corp                           19,000         $912,640.22         $798,000.00
   Gartner Group Incorporated                            10,000          426,650.00          478,750.00
   Mead Corporation                                       8,200          438,226.20          428,450.00
   International Paper Company                           14,200          548,445.48          537,825.00
   James River Corporation of Virginia                   15,600          465,776.80          376,350.00
   R. R. Donnelley & Sons Company                        27,300          864,519.89        1,074,938.00
   Willamette Industries Incorporated                    30,000        1,881,729.00        1,687,500.00
                                                                       ------------        ------------
           Total                                                       5,537,987.59        5,381,813.00
                                                                       ------------        ------------
Railroads:
   Burlington Northern Santa Fe Corporation               5,000          411,850.00          390,000.00
   Union Pacific Corporation                             25,600        1,426,559.40        1,689,600.00
                                                                       ------------        ------------
           Total                                                       1,838,409.40        2,079,600.00
                                                                       ------------        ------------
Rubber:
   Cooper Tire & Rubber Company                          23,500          557,235.73          578,688.00
   Goodyear Tire & Rubber Company                         4,500          171,177.24          204,188.00
                                                                       ------------        ------------
           Total                                                         728,412.97          782,876.00
                                                                       ------------        ------------
Service Industries:
   Comair Holdings Incorporated                          10,000          285,478.20          268,750.00
   Cox Communications Incorporated                       57,600        1,103,994.06        1,123,200.00
   First Data Corporation                                21,200        1,327,305.00        1,417,750.00
   GTECH Holdings Corporation                            10,000          257,450.00          260,000.00
   Health Care  & Retirement Corporation                 12,900          345,450.50          451,500.00
   IMC Global Incorporated                               10,000          384,350.00          407,500.00
   National Service Industries, Incorporated              5,300          141,957.28          171,588.00
   Service Corporation International                     25,900          655,673.17        1,139,600.00
   Wheelabrator Technologies Incorporated                34,800          528,122.88          582,900.00
                                                                       ------------        ------------
           Total                                                       5,029,781.09        5,822,788.00
                                                                       ------------        ------------
Technology:
   ADR Ericsson L.M. Telephone Company                   60,830        1,297,521.92        1,186,185.00
   ADR Nokia Corporation                                 96,500        4,643,725.31        3,763,500.00
   Advanced Micro Devices, Incorporated                  13,500          368,616.56          222,750.00
   AMP Incorporated                                       5,500          225,484.69          210,375.00
   Analog Devices, Incorporated                          16,000          551,920.00          566,000.00
   Applied Materials, Incorporated                      159,700        7,259,347.93        6,288,188.00
   Autodesk Incorporated                                  7,600          271,529.52          260,300.00

                                                                      SCHEDULE I
                                                                   PAGE 11 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                                     NUMBER OF
                                                     SHARES OR
                                                     PRINCIPAL                              CURRENT
                                                      AMOUNT             COST                VALUE
                                                     ---------       -------------       -------------
Technology cont'd:
   Avnet, Incorporated                                   5,000       $  257,600.00       $  223,750.00
   Cadence Design System, Incorporated                  20,000          706,679.68          840,000.00
   CISCO Systems Incorporated                           47,400        2,089,423.30        3,537,225.00
   Coherent, Incorporated                               10,000          432,511.00          405,000.00
   General Motors Corporation                           55,400        2,369,598.82        2,880,800.00
   Harris Corporation                                   18,000        1,032,231.00          983,250.00
   Intel Corporation                                   187,800       10,121,600.65       10,657,650.00
   Kulicke & Soffa Industries, Incorporated             10,000          241,964.00          232,500.00
   Micron Technology, Incorporated                      87,800        5,563,893.73        3,479,075.00
   Microsoft Corporation                                64,300        5,570,860.88        5,642,325.00
   Motorola Incorporated                                30,100        1,898,912.14        1,715,700.00
   Novell Incorporated                                  52,800          964,847.77          752,400.00
   Oracle Corporation                                   34,650        1,134,983.51        1,468,294.00
   Read-Rite Corporation                                27,200          721,596.68          632,400.00
   Scientific-Atlanta, Incorporated                      6,900           83,873.73          103,500.00
   Seagate Technology                                   10,000          470,238.81          475,000.00
   Three Com. Corporation                               14,100          588,538.90          657,413.00
   Vishay Intertechnology, Incorporated                  2,000           72,559.84           63,000.00
   Xilinx Incorporated                                  10,900          309,216.22          332,450.00
                                                                     -------------       -------------
           Total                                                     49,249,276.59       47,579,030.00
                                                                     -------------       -------------
Utilities:
   Airtouch Communications Incorporated                195,200        5,403,500.50        5,490,000.00
   AT & T Corporation                                  118,900        6,715,694.04        7,698,775.00
   Bellsouth Corporation                                40,000        1,699,800.00        1,740,000.00
   Cincinnati Bell Incorporated                         16,000          527,920.00          556,000.00
   Columbia Gas System, Incorporated                    69,000        2,705,720.50        3,027,375.00
   Consolidated Edison Company of New York              50,000        1,562,250.00        1,587,500.00
   Dominion Resources Incorporated                      10,000          366,007.63          412,500.00
   DQE Incorporated                                     70,000        1,954,125.00        2,152,500.00
   Edison International                                 16,400          258,734.00          289,050.00
   Entergy Corporation                                  27,500          691,294.16          804,375.00
   F P L Group Incorporated                             19,100          664,316.01          885,763.00
   GTE Corporation                                      36,900        1,309,249.11        1,618,988.00
   Houston Industries, Incorporated                      2,800           55,117.15           67,900.00
   Illinova Corporation                                 16,300          437,874.07          489,000.00
   MCI Communications Corporation                       60,500        1,381,287.31        1,580,563.00
   Niagara Mohawk Power Corporation                     38,400          461,481.01          364,800.00
   NIPSCO Industries, Incorporated                      16,000          608,420.00          612,000.00
   Oneok Incorporated                                   20,000          419,228.36          457,500.00
   P P & L Res Incorporated                                600           13,833.66           15,000.00
   Pacific Telesis Group                                34,500        1,023,600.38        1,155,750.00
   Pinnacle West Capital Corporation                    32,900          904,803.80          945,875.00

                                                                      SCHEDULE I
                                                                   PAGE 12 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                                 NUMBER OF
                                                 SHARES OR
                                                 PRINCIPAL                              CURRENT
                                                   AMOUNT             COST               VALUE
                                                 ---------      --------------      --------------
Utilities cont'd:
   Potomac Electric Power Company                   15,300     $    344,747.54     $    401,625.00
   Public Service Company of New Mexico             10,000          147,700.00          176,250.00
   Sprint Corporation                               46,900        1,791,550.69        1,858,413.00
   Unicom Corporation                               20,000          651,440.22          655,000.00
   US West Communications Group                    122,400        3,930,672.99        4,360,500.00
                                                               ---------------     ---------------
           Total                                                 36,030,368.13       39,403,002.00
                                                               ---------------     ---------------
           Total Common Stocks                                  339,669,494.68      383,772,178.00
                                                               ---------------     ---------------

TEMPORARY INVESTMENTS:
   WMX Technologies Incorporated                   274,100          398,253.52          239,838.00
   Delayed Cycle Pricing Asset                           2                0.00                2.00
   Tandon Computer Purchase Coupon                   5,248                0.00                1.00
   Coltv Short Term Investment Fund              5,929,715        3,230,050.73        3,230,031.00
                                                               ---------------     ---------------
           Total Temporary Investments                            3,628,304.25        3,469,872.00
                                                               ---------------     ---------------

PREFERRED STOCK:
   Terra Nitrogen Company L. P.                     10,000          341,812.00          375,000.00
                                                               ---------------     ---------------
INCOME RECEIVABLE                                                   575,498.12          575,498.00
                                                               ---------------     ---------------
TOTAL DIVERSIFIED PORTFOLIO FUND                               $344,215,109.05     $388,192,548.00
                                                               ===============     ===============
PROPORTIONATE INTEREST                                         $287,790,375.00     $320,488,543.00
                                                               ===============     ===============

                                                                      SCHEDULE I
                                                                   PAGE 13 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                               FIXED INCOME FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                             INTEREST RATE
                                                 AS OF
                                             DECEMBER 31,   MATURITY                          CURRENT
                                                 1995         DATE           COST              VALUE
                                             ------------- ---------      ------------      ------------
GUARANTEED INVESTMENT CONTRACTS:
   Aetna Life and Casualty Company                  10.00%  1/03/00       $ 84,281,763      $ 93,288,000
   The Prudential Insurance Company of America       9.92%  5/01/98         83,091,023        89,857,000
   The Prudential Insurance Company of America      10.25%  7/05/00         55,597,953        61,762,000
   The Prudential Insurance Company of America       9.65%  8/31/00         41,250,835        47,077,000
   The Prudential Insurance Company of America       9.80%  8/31/00         61,904,532        71,001,000
   The Travelers Insurance Company                   8.15%  2/01/97          2,331,076         3,312,000
   The Travelers Insurance Company                   9.26%  2/01/97          2,462,723         2,335,000
   The Travelers Insurance Company                   9.65%  2/01/96          1,308,729         1,313,000
   Aetna Life and Casualty Company                   7.10%    Open         276,176,086       293,700,000
   Metropolitan Life Insurance Company               7.42%    Open         298,682,113       322,500,000
   Metropolitan Life Insurance Company               7.10%    Open         300,101,111       302,300,000
   The Prudential Insurance Company of America       7.03%    Open         302,420,352       318,600,000
                                                                        --------------    --------------
           Total Guaranteed Investment Contracts                         1,509,608,296     1,607,045,000
                                                                        --------------    --------------
TEMPORARY INVESTMENTS
   The Northern Trust Company
      Collective Short-Term Investment Fund                                  2,601,727         2,601,727
                                                                        --------------    --------------
INCOME RECEIVABLE                                                                7,096             7,096
                                                                        --------------    --------------
TOTAL FIXED INCOME FUND                                                 $1,512,217,119    $1,609,653,823
                                                                        --------------    --------------
PROPORTIONATE INTEREST                                                  $1,267,924,294    $1,348,372,519
                                                                        ==============    ==============

                                                                      SCHEDULE I
                                                                   PAGE 14 OF 14


                          GENERAL DYNAMICS CORPORATION
                       SAVINGS AND STOCK INVESTMENT PLAN

                           SPECIAL DISTRIBUTION FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995

                                   NUMBER OF SHARES OR                CURRENT
                                     PRINCIPAL AMOUNT       COST       VALUE
                                   ------------------- -----------  -----------
SPECIAL DISTRIBUTION FUND:
   The Northern Trust Company
     Collective Short-Term
     Investment Fund                       31,673,201  $31,673,201  $31,673,201
   Income Receivable                                       152,631      152,631
                                                       -----------  -----------
TOTAL SPECIAL DISTRIBUTION FUND                        $31,825,832  $31,825,832
                                                       ===========  ===========
PROPORTIONATE INTEREST                                 $22,609,047  $22,609,047
                                                       ===========  ===========

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

                   AMENDMENT TO APPLICATION ON REPORT FILED
                   PURSUANT TO SECTION 12, 13, OR 15(b) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                         GENERAL DYNAMICS CORPORATION

                               AMENDMENT NO. 1

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1995 Annual Report on Form 10-K as set forth in the pages attributed hereto.

               Index to Exhibits

               Exhibit 99(d), Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan.

               Exhibit 99(e), Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employee Savings and Stock Investment Plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.

                                             GENERAL DYNAMICS CORPORATION

                                             By    /s/ P.A. HESSE
                                                   P.A. Hesse
                                                   Secretary

June 26, 1996

                                                     ADDITIONAL EXHIBIT 99(a) TO
                                                      ANNUAL REPORT ON FORM 10-K
                                                 OF GENERAL DYNAMICS CORPORATION
                                                             SEC FILE NO. 1-3671

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 11-K

                                ANNUAL REPORT

                          PURSUANT TO SECTION 13(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



A. Full title of the Plan and the address of the Plan, if different from the issuer named below:

                         GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEE SAVINGS AND STOCK INVESTMENT PLAN


B. Name of the issuer of the securities held pursuant to the Plan and the address of its principal executive office:

                         GENERAL DYNAMICS CORPORATION
                           3190 FAIRVIEW PARK DRIVE
                      FALLS CHURCH, VIRGINIA 22042-4523

                         GENERAL DYNAMICS CORPORATION

                  INDEX OF FINANCIAL STATEMENTS AND EXHIBITS


                                                                                     Pages of this
                                                                                       Form 11-K
                                                                                     -------------
(a)   FINANCIAL STATEMENTS

      Report of Independent Public Accountants                                            5-6

      Statements of Net Assets Available for Benefits,
      December 31, 1995 and 1994                                                          7-8

      Statement of Changes in Net Assets Available for Benefits
      - Fiscal Years Ended December 31, 1995                                               9

      Notes to Financial Statements                                                      10-14

      Schedule I - Combined Statement in Investments
      of Master Trust Funds                                                              15-29

(b)   SIGNATURE                                                                            4

(c)   EXHIBITS

      Consent of Independent Public Accountants                                            4


                                  SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Plan Administrator has caused this Annual Report to be signed by the undersigned thereunto duly authorized.

                       GENERAL DYNAMICS CORPORATION
                       As Plan Administrator of the General
                       Dynamics Corporation
                       Hourly Employee Savings and Stock Investment Plan


                       by  /s/ P.A. HESSE
                           --------------
                           P.A. Hesse
                           Secretary

June 26, 1996

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our report included in this Form 11-K, into General Dynamics Corporation's previously filed Registration Statement on Form S-8, File No. 2-24270.




                       by  /s/ Arthur Andersen LLP
                           ----------------------------------
                           ARTHUR ANDERSEN LLP

Washington, D.C.
June 26, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To General Dynamics Corporation:

We have audited the accompanying statements of net assets available for benefits of the General Dynamics Corporation Hourly Employees Savings and Stock Investment Plan as of December 31, 1995 and 1994, and the related statement of changes in net assets available for benefits for the year ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Plan Administrator. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the General Dynamics Corporation Hourly Employees Savings and Stock Investment Plan as of December 31, 1995 and 1994, and the changes in its net assets available for benefits for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Combined Statement of Investments in Master Trust Funds (Schedule I), is presented for the purpose of additional analysis and is not a required part of the basic financial statement but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The Fund Information in the statements of net assets available for benefits and the statements of changes in net assets available for benefits is presented for purposes of additional analysis rather than to present the net assets available for benefits and changes in net assets available for benefits of each fund. The supplemental schedule and Fund Information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Washington, D.C.,
   June 26, 1996

                          GENERAL DYNAMICS CORPORATION
               HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                            AS OF DECEMBER 31, 1995



                                                                                                      FUNDS
                                                                                   ------------------------------------------------
                                                                                     COMPANY          GOVERNMENT       DIVERSIFIED
                                                                       TOTAL          STOCK             BONDS           PORTFOLIO
                                                                   ------------    -----------       -------------   --------------
 ASSETS:
     Investment in common stock of General Dynamics
       Corporation, at market value - 797,904 shares (Cost
       $24,115,605)-
         Participant-directed                                      $ 39,138,221    $39,138,221         $    -           $    -
         Non-participant-directed                                     8,037,891      8,037,891              -                -
     Investments in securities of unaffiliated issuers, at
       market value-
         U.S. Government bonds (Cost $77,327,729)                    78,803,590           -             78,803,590           -
         Other securities (Cost $65,641,519)                         76,920,790           -                   -          67,704,005
     Guaranteed investment contracts, at fair value
       (Cost $244,292,825)                                          261,281,304           -                   -                -
     Loans receivable (payable)                                       1,612,018         (2,454)                832            1,508
     Amounts receivable (payable) from General Dynamics
       Corporation                                                      (35,084)         7,187             (13,302)          (3,791)
                                                                   ------------    -----------         -----------      -----------
                  Total Assets                                     $465,758,730    $47,180,845         $78,791,120      $67,701,722
                                                                   ============    ===========         ===========      ===========
 LIABILITIES:
     Fund transfers                                                $       -       $   434,721         $   360,682      $   (38,289)
     Administrative fees payable                                         99,061          8,707              17,782           24,843
     Loans payable (receivable)                                            -             9,602              26,735           23,794
                                                                   ------------    -----------         -----------      -----------
                  Total Liabilities                                      99,061        453,030             405,199           10,348
                                                                   ------------    -----------         -----------      -----------
     Net Assets Available for Benefits                             $465,659,669    $46,727,815         $78,385,921      $67,691,374
                                                                   ============    ===========         ===========      ===========

                                                                                     FUNDS
                                                              -------------------------------------------------
                                                                 FIXED              SPECIAL
                                                                 INCOME          DISTRIBUTION          LOAN
                                                              -----------    -------------------    -----------
 ASSETS:
     Investment in common stock of General Dynamics
       Corporation, at market value - 797,904 shares (Cost
       $24,115,605)-
         Participant-directed                                    $       -           $     -           $    -
         Non-participant-directed                                        -                 -                -
     Investments in securities of unaffiliated issuers, at
       market value-
         U.S. Government bonds (Cost $77,327,729)                        -                 -                -
         Other securities (Cost $65,641,519)                             -            9,216,785             -
     Guaranteed investment contracts, at fair value
       (Cost $244,292,825)                                        261,281,304    -                          -
     Loans receivable (payable)                                         4,797              -            1,607,335
     Amounts receivable (payable) from General Dynamics
       Corporation                                                    (25,178)            -                  -
                                                                 ------------        ----------        ----------
                  Total Assets                                   $261,260,923        $9,216,785        $1,607,335
                                                                 ============        ==========        ==========
 LIABILITIES:
     Fund transfers                                              $   (832,738)       $   75,624        $     -
     Administrative fees payable                                       45,817             1,912              -
     Loans payable (receivable)                                        32,237             7,832          (100,200)
                                                                 ------------        ----------        ----------
                  Total Liabilities                                  (754,684)           85,368          (100,200)
                                                                 ------------        ----------        ----------
     Net Assets Available for Benefits                           $262,015,607        $9,131,417        $1,707,535
                                                                 ============        ==========        ==========





   The accompanying notes are an integral part of these financial statements.

                          GENERAL DYNAMICS CORPORATION
               HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                 STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
                            AS OF DECEMBER 31, 1994



                                                                                                       FUNDS
                                                                                   ------------------------------------------------
                                                                                     COMPANY         GOVERNMENT       DIVERSIFIED
                                                                     TOTAL            STOCK            BONDS           PORTFOLIO
                                                                  -------------    -------------   ---------------   --------------
 ASSETS:
     Investment in common stock of General Dynamics
       Corporation, at market value - 828,654 shares (Cost
       $23,060,674)
         Participant-directed                                      $ 30,354,876      $30,354,876       $    -           $      -
         Non-participant-directed                                     5,691,601        5,691,601            -                  -
     Investments in securities of unaffiliated issuers, at
       market value-
         U.S. Government bonds (Cost $87,173,680)                    87,483,279           -             87,483,279             -
         Other securities (Cost $62,253,018)                         66,288,227           -                   -          55,704,485
     Guaranteed investment contracts, at contract value             242,189,530           -                   -                -
     Loans receivable (payable)                                       1,999,715              413              (593)             (26)
     Amounts receivable from General Dynamics Corporation               180,711           80,469            24,859            6,485
                                                                   ------------      -----------       -----------      -----------
                  Total Assets                                     $434,187,939      $36,127,359       $87,507,545      $55,710,944
                                                                   ============      ===========       ===========      ===========

 LIABILITIES:
     Fund transfers                                                $       -         $   194,619       $ 1,341,070      $   647,545
     Administrative fees payable                                        204,414           12,288            38,642           66,207
     Loans payable (receivable)                                            -               2,240            16,897           25,112
                                                                   ------------      -----------       -----------      -----------
                  Total Liabilities                                     204,414          209,147         1,396,609          738,864
                                                                   ------------      -----------       -----------      -----------
     Net Assets Available for Benefits                             $433,983,525      $35,918,212       $86,110,936      $54,972,080
                                                                   ============      ===========       ===========      ===========

                                                                                        FUNDS
                                                                    ----------------------------------------------
                                                                      FIXED            SPECIAL
                                                                      INCOME         DISTRIBUTION          LOAN
                                                                    -----------      ------------       ----------
 ASSETS:
     Investment in common stock of General Dynamics
       Corporation, at market value - 828,654 shares (Cost
       $23,060,674)
         Participant-directed                                      $       -          $      -          $     -
         Non-participant-directed                                          -                 -                -
     Investments in securities of unaffiliated issuers, at
       market value-
         U.S. Government bonds (Cost $87,173,680)                          -                 -                -
         Other securities (Cost $62,253,018)                               -           10,583,742             -
     Guaranteed investment contracts, at contract value             242,189,530              -                -
     Loans receivable (payable)                                           6,892              -           1,993,029
     Amounts receivable from General Dynamics Corporation                68,898              -                -
                                                                   ------------       -----------       ----------
                  Total Assets                                     $242,265,320       $10,583,742       $1,993,029
                                                                   ============       ===========       ==========
 LIABILITIES:
     Fund transfers                                                $ (2,264,320)      $    81,086       $     -
     Administrative fees payable                                         83,610             3,667             -
     Loans payable (receivable)                                          49,913             6,138         (100,300)
                                                                   ------------       -----------       ----------
                  Total Liabilities                                  (2,130,797)           90,891         (100,300)
                                                                   ------------       -----------       ----------
     Net Assets Available for Benefits                             $244,396,117       $10,492,851       $2,093,329
                                                                   ============       ===========       ==========





   The accompanying notes are an integral part of these financial statements.

                          GENERAL DYNAMICS CORPORATION
               HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


           STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
                      FOR THE YEAR ENDED DECEMBER 31, 1995




                                                                                            FUNDS
                                                                              ----------------------------------------------
                                                                                     COMPANY STOCK
                                                                              ----------------------------
                                                                                                  NON-
                                                                              PARTICIPANT-    PARTICIPANT-       GOVERNMENT
                                                                TOTAL           DIRECTED        DIRECTED           BONDS
                                                             ------------     ------------    ------------       -----------
 INVESTMENT INCOME:
     Dividends                                               $  2,402,318     $ 1,015,877       $  182,894       $      -
     Interest                                                  25,020,135           9,038            1,627         5,160,806
                                                             ------------     -----------       ----------       -----------
                                                               27,422,453       1,024,915          184,521         5,160,806
 ADD (DEDUCT)-

 NET REALIZED GAIN ON ASSETS SOLD OR DISTRIBUTED               16,884,933       2,088,741          376,046         2,197,898

 NET UNREALIZED APPRECIATION OF ASSETS                         34,515,126       8,537,631        1,537,073         1,166,263

 ROLLOVER CONTRIBUTIONS                                            23,666          -                -                   -

 DEPOSITS BY PARTICIPANTS                                      14,672,387       1,802,900           -              2,282,813

 CONTRIBUTIONS BY GENERAL DYNAMICS CORPORATION                  7,042,101         492,025        1,327,265           945,056

 LOAN REPAYMENTS                                                  100,536         310,599           -                119,137

 LOANS ISSUED                                                      -              (22,142)          -               (154,435)

 TRANSFER BETWEEN INVESTMENT FUNDS                                 -             (786,130)          -             (2,864,552)

 DISTRIBUTIONS TO WITHDRAWN PARTICIPANTS                      (68,007,790)     (5,160,480)        (834,049)      (16,433,612)

 PLAN EXPENSES                                                   (977,268)        (69,312)          -               (144,389)
                                                             ------------     -----------       ----------       -----------
     Net increase (decrease)                                   31,676,144       8,218,747        2,590,856        (7,725,015)

 NET ASSETS AVAILABLE FOR BENEFITS:
     Beginning of year                                        433,983,525      30,874,121        5,044,091        86,110,936
                                                             ------------     -----------       ----------       -----------
     End of year                                             $465,659,669     $39,092,868       $7,634,947       $78,385,921
                                                             ============     ===========       ==========       ===========


                                                                                  FUNDS
                                                      --------------------------------------------------------------------
                                                       DIVERSIFIED             FIXED            SPECIAL
                                                        PORTFOLIO              INCOME        DISTRIBUTION          LOAN
                                                      ------------          ------------    --------------      ----------
 INVESTMENT INCOME:
     Dividends                                         $ 1,203,547          $      -        $      -            $    -
     Interest                                               47,452            19,225,652        575,560              -
                                                       -----------          ------------    -----------         ----------
                                                         1,250,999            19,225,652        575,560              -
 ADD (DEDUCT)-

 NET REALIZED GAIN ON ASSETS SOLD OR DISTRIBUTED        12,089,100               133,148           -                 -

 NET UNREALIZED APPRECIATION OF ASSETS                   7,291,587            15,982,572           -                 -

 ROLLOVER CONTRIBUTIONS                                      1,157               114,742        (92,233)             -

 DEPOSITS BY PARTICIPANTS                                2,357,914             8,228,760           -                 -

 CONTRIBUTIONS BY GENERAL DYNAMICS CORPORATION             929,147             3,349,283           (675)             -

 LOAN REPAYMENTS                                           135,828               351,373           -              (816,401)

 LOANS ISSUED                                             (229,791)             (373,371)       (41,061)           820,800

 TRANSFER BETWEEN INVESTMENT FUNDS                        (899,411)            4,762,088       (211,995)             -

 DISTRIBUTIONS TO WITHDRAWN PARTICIPANTS                (9,870,660)          (33,744,750)    (1,574,046)          (390,193)

 PLAN EXPENSES                                            (336,576)             (410,007)       (16,984)             -
                                                       -----------          ------------    -----------         ----------
     Net increase (decrease)                            12,719,294            17,619,490     (1,361,434)          (385,794)

 NET ASSETS AVAILABLE FOR BENEFITS:
     Beginning of year                                  54,972,080           244,396,117     10,492,851          2,093,329
                                                       -----------          ------------    -----------         ----------
     End of year                                       $67,691,374          $262,015,607    $ 9,131,417         $1,707,535
                                                       ===========          ============    ===========         ==========





   The accompanying notes are an integral part of these financial statements.

                          GENERAL DYNAMICS CORPORATION
               HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                         NOTES TO FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 1995 AND 1994



1. The General Dynamics Corporation Hourly Employees Savings and Stock Investment Plan (the "Plan") is a contributory defined contribution plan covering eligible hourly employees of General Dynamics Corporation (the "Company") that have completed one year of continuous service. The following is a brief description of the Plan provided for general information purposes. Participants should refer to the Plan agreement for more complete information.

    A member may contribute from 2% to 10% of base earnings up to $12.01 per hour and 2% - 6% of base earnings in excess of $12.01 per hour up to $16.01 per hour. Maximum contributions for represented employees are determined by the applicable collective bargaining agreements. In addition , members at some locations may contribute another 1% - 4% of base earnings up to $16.01 per hour on an unmatched basis.

    Each member shall direct his contributions to be invested in accordance with any one of the following options:

    1) 33-1/3% Government Bonds Fund, 33-1/3% Diversified Portfolio Fund and 33-1/3% Company Stock Fund,

    2)   33-1/3% Government Bonds Fund and 66-2/3% Company Stock Fund,

    3)   33-1/3% Government Bonds Fund and 66-2/3% Diversified Portfolio Fund,

    4)   100% Government Bonds Fund,

    5)   33-1/3% Fixed Income Fund and 66-2/3% Diversified Portfolio Fund,

    6)   33-1/3% Fixed Income Fund and 66-2/3% Company Stock Fund,

    7)   100% Fixed Income Fund, or

    8)   100% Company Stock Fund.

Nonunion hourly and union hourly active or employed inactive participants who are members of unions that have adopted the loan provisions pursuant to collective bargaining agreements are permitted to borrow up to 50% of the vested amount in their accounts in accordance with the specific provisions of the Plan. Participants may repay the loan by regular payroll deductions over a period of up to five years.

Certain plan members not covered by collective bargaining agreements are allowed to select investment Option 8, under which 100% of their contributions to the Plan are invested in Company common stock. Participants selecting Option 8 receive a higher Company matching contribution of 100%. The nonrepresented plan members who do not elect Option 8, receive a 50% Company matching contribution in Company common stock. Contributions invested in the Company Stock Fund must be held in that fund for five years before becoming eligible for withdrawal or transfer to any other fund.

Also, with respect to participants who are eligible for selection of investment Option 8, another series of plan provisions has been added:

    Investment fund transfer rules were expanded on April 1, 1991, to allow all plan members to elect one fund transfer per calendar year. Participants may transfer both their contributions and the Company's contributions invested in any fund to any other investment fund, except as follows:

    -    transfers may not be made from the Fixed Income Fund,

    - funds may not be transferred into and out of the same investment fund during a transfer, and

    - all investments in Company common stock must be held for five plan years before they may be transferred.

All Company matching contributions to the Plan after January 1, 1992 for non-union participants and union participants who are members of unions that have adopted the Option 8 provisions pursuant to collective bargaining agreements are classified as non-participant-directed investments in the financial statements. All participant contributions to the Company Stock Fund and Company matching contributions to the Company Stock Fund for union participants who are members of unions that have not adopted the Option 8 provisions pursuant to collective bargaining agreements are reflected as participant-directed investments. With the exception of the Company Stock Fund, all other investment funds are completely participant-directed.

All non-union plan members and certain members covered by collective bargaining agreements with the Company become fully vested in all investments purchased with Company contributions upon the earlier of completion of five years of continuous service with the Company or death, retirement, layoff (for four consecutive weeks), permanent or total disability or involuntary entry into military service.

Certain plan members covered by various collective bargaining agreements are eligible to make additional matched and unmatched contributions to the Plan. These additional contributions may not exceed the maximum percentages of base earnings specified in the collective bargaining agreements.

         The Plan provides that any special distributions payable to non-union members with respect to Company Stock allocated to participant accounts would be credited to the participants' Special Distribution Fund, rather than being automatically reinvested in additional shares of Company Stock. Participants are entitled to transfer amounts credited to their accounts in the Special Distribution Fund to other investment funds. Special distributions include all proceeds received from tenders or sales of Company Stock and other distributions, except regular quarterly dividends which would continue to be invested in Company Stock. Funds credited to these accounts in the Special Distribution Fund would be invested in high quality securities. The Company has negotiated similar changes in the Plan as applicable to unionized employees with those employees' collective bargaining units.

         In addition, the Plan was amended to permit non-union participants who have shares of Company Stock allocated to their accounts to direct the trustee with respect to tender of shares pursuant to any Company Stock repurchase program or tender offer. Any proceeds realized from such share repurchase will be treated as a Special Distribution. Similar changes have been negotiated with respect to unionized employees in the Plan.

2. According to the Plan Document, the five plan funds may hold the following types of investments:

         a) Government Bonds Fund - includes only direct obligations of the United States Government and its agencies or obligations guaranteed as to the payment of interest and principal by the United States Government and may also include other investments of a short-term nature as provided in the trust agreement.

         b) Diversified Portfolio Fund - includes only common or capital stocks of issuers other than the Company, bonds or debentures or preferred stocks convertible into common or capital stocks of issuers other than the Company, and other similar types of equity investments, and may also include other investments of a short-term nature as provided in the trust agreement.

         c)  Company Stock Fund - includes only common stock of the Company.

         d) Fixed Income Fund - includes investments in fixed income and other investment contracts with insurance companies designated by the Company and may also include other investments of a short-term nature as provided in the trust agreement.

         e) Special Distribution Fund - includes obligations issued or fully guaranteed as to payment of principal and interest by the United States of America or its agencies, high quality commercial paper, certificates of deposit, short-term investment vehicles or any high quality securities selected by the Company or any investment manager of the fund.

3. The accompanying financial statements are prepared on the accrual basis of accounting.

4. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

5. The Company has received a determination from the Internal Revenue Service that the Plan, including all amendments through June 20, 1994, is a qualified profit sharing plan under Section 401 (a) of the Internal Revenue Code. The trust formed thereunder is exempt from Federal income tax under Section 501 (a). The Plan Administrator and Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, they believe that the Plan was qualified and the related trust was tax exempt as of the financial statement date.

6. In the event the Plan is terminated, each member will automatically be vested in the undistributed Company contributions. Each member will receive payments based on the specific dollar amounts and shares of Company stock in his account.

7. The Plan is administered by the Company. Certain administrative functions are performed by employees of the Company. The assets of the Plan are combined in a Master Trust Fund for investment purposes with the assets of the General Dynamics Corporation Savings and Stock Investment Plan. The value shown in the accompanying financial statements represents the Plan's proportionate interest in the reported market value of the assets in the Master Trust Fund. Investment income, net realized gains or losses and unrealized appreciation or depreciation are allocated to the respective plans based on their proportionate interest, at market value, in the Master Trust Fund. All costs and expenses are primarily paid by the Plan. Although no costs were paid by the Company in 1995, the Plan document provides that these costs may be paid by the Company.

8. On the Statement of Changes in Net Assets Available for Benefits, net realized gain on assets sold or distributed and unrealized appreciation of assets are reported in accordance with generally accepted accounting principles. The following restatement is necessary to comply with the Department of Labor's rules which require that realized and unrealized appreciation of plan assets be based on the value of the assets at the beginning of the plan year or at time of purchase during the year.

                                                                         GENERAL
                                                                         ACCEPTED         DEPARTMENT
                                                                        ACCOUNTING        OF LABOR'S
                                                                        PRINCIPLES        REGULATIONS
                                                                       ------------      -------------
 Net realized gain on assets sold or distributed                        $16,884,933       $24,616,004
 Net unrealized appreciation of assets                                   34,515,126        26,784,055
                                                                       ------------      ------------
                                                                        $51,400,059       $51,400,059
                                                                       ============      ============

9. In accordance with generally accepted accounting principles, amounts allocated to accounts of participants who have elected to withdraw from the Plan but have not yet been paid as of year end are not reported as liabilities on the Statements of Net Assets Available for Benefits. However, the Department of Labor requires that these amounts be reported as liabilities on Form 5500. At December 31, 1995 and 1994, amounts payable on withdrawals and distributions were $14,257,541 and $8,077,916, respectively. In addition, on the Statement of Changes in Net Assets Available for Benefits, 1995 distributions to withdrawn participants would have been $74,187,415 instead of $68,007,790 if the December 31 amounts payable on withdrawals and distributions had been included.

10. In March 1993, the Company closed the sale of its Tactical Military Aircraft Business to the Lockheed Corporation. During October 1995, General Dynamics Hourly Employees Savings and Stock Investment Plan assets were disbursed to ex-participants of the Plan.

         During 1994, the Company completed the sale of its Space Launch Systems business to Martin Marietta Corporation.

         Contributions to the Plan were terminated for the participants at these sold-off businesses. Participants may elect to receive total account balance distributions from the Plan at any time. All participants at these sold-off businesses are fully vested in the Plan.

11. The American Institute of Certified Public Accountants issued Statement of Position No. 94-4, "Reporting of Investment Contracts Held by Health and Welfare Benefit Plans and Defined Contribution Pension Plans."

         The statement requires that investment contracts be reported at fair value at either the quoted market price from reliable third-party evidence or determined by discounting the future cash flows by an appropriate discount rate. Previously, the Plan accounted for these investments at contract value. The effect of the adoption at January 1, 1995 based on discounting the future cash flows, was an increase in fair value of approximately $6.7 million, which is recorded in unrealized appreciation of assets in the Fixed Income Fund.
         Additional unrealized gains recognized during 1995 were approximately $16 million.

                                                                      SCHEDULE I





                         GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN




                     COMBINED STATEMENT OF INVESTMENTS IN
                              MASTER TRUST FUNDS


                           AS OF DECEMBER 31, 1995

                                                                      SCHEDULE I
                                                                    PAGE 1 OF 14


                          GENERAL DYNAMICS CORPORATION
               HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN

                               COMPANY STOCK FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                        NUMBER OF                               CURRENT
                                                         SHARES             COST                 VALUE
                                                      ------------      ------------         ------------
 COMPANY STOCK FUND:
     Investment in common stock of
       General Dynamics Corporation                      6,252,079      $164,558,710         $369,654,197
                                                      ============      ============         ============

     Proportionate Interest                                797,904      $ 24,115,605         $ 47,176,112
                                                      ============      ============         ============

 LOANS RECEIVABLE                                              N/A      $ 20,993,270         $ 20,993,270
                                                                        ============         ============

     Proportionate Interest                                    N/A      $  1,612,018         $  1,612,018
                                                                        ============         ============

                                                                      SCHEDULE I
                                                                    PAGE 2 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                             GOVERNMENT BONDS FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                                  NUMBER OF
                                                                  SHARES OR
                                                                  PRINCIPAL                     CURRENT
                                                                    AMOUNT         COST          VALUE
                                                                 -----------   -----------    -------------
 GOVERNMENT BONDS FUND:
     U.S. Treasury Notes
         U.S. Treasury Notes 7.25% due November 30, 1996          15,000,000   $ 15,197,266   $  15,255,450
         U.S. Treasury Notes 6.50% due November 30, 1996          15,000,000     15,157,031      15,159,300
         U.S. Treasury Notes 7.50% due December 31, 1996          15,000,000     15,328,125      15,328,050
         U.S. Treasury Notes 8.00% due January 15, 1997           15,000,000     15,418,359      15,410,100
         U.S. Treasury Notes 4.75% due February 15, 1997          14,100,000     13,992,047      14,016,246
         U.S. Treasury Notes 6.875% due February 28, 1997         15,300,000     15,451,437      15,582,132
         U.S. Treasury Notes 6.75% due February 28, 1997          15,000,000     15,143,945      15,255,450
         U.S. Treasury Notes 4.75% due August 31, 1998            15,000,000     14,744,531      14,824,200
         U.S. Treasury Notes 4.75% due September 30, 1998         15,000,000     14,737,500      14,812,500
         U.S. Treasury Notes 7.125% due October 15, 1998           4,600,000      4,807,000       4,821,351
         U.S. Treasury Notes 4.75% due October 31, 1998           15,000,000     14,723,437      14,805,450
         U.S. Treasury Notes 5.50% due November 15, 1998          15,000,000     15,032,813      15,110,100
         U.S. Treasury Notes 8.875% due November 15, 1998         15,000,000     16,382,813      16,422,600
                                                                               ------------    ------------
                  Total U.S. Treasury Notes                                     186,116,304     186,802,929
                                                                               ------------    ------------
     Temporary Investments
         The Northern Trust Company
           Collective Short-Term Investment Fund                     272,647        272,647         272,647
                                                                               ------------    ------------
     Income Receivable                                                            3,125,522       3,125,522
                                                                               ------------    ------------
 TOTAL GOVERNMENT BONDS FUND                                                   $189,514,473    $190,201,098
                                                                               ============    ============
 PROPORTIONATE INTEREST                                                        $ 77,327,729    $ 78,803,590
                                                                               ============    ============

                                                                      SCHEDULE I
                                                                    PAGE 3 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                               NUMBER OF
                                                               SHARES OR
                                                               PRINCIPAL                         CURRENT
                                                                AMOUNT           COST             VALUE
                                                             -----------   ---------------   -----------------
 COMMON STOCKS:
     Aerospace:
         Allied Signal Incorporated                               39,800   $   1,120,881.35  $   1,890,500.00
         American West Airlines                                   10,000         178,700.00        170,000.00
         Boeing Company                                           17,400       1,158,386.94      1,363,725.00
         Coltec Inds Incorporated                                 11,600         210,878.08        134,850.00
         Lockheed Martin Corporation                               4,300         229,353.87        339,700.00
         Loral Corporation                                         2,200          43,042.58         77,825.00
         McDonnell Douglas Corporation                            23,800       1,735,901.02      2,189,600.00
         Raytheon Company                                         12,600         352,604.71        595,350.00
         United Technologies Corporation                          20,000       1,678,098.40      1,897,500.00
         Watkins-Johnson Company                                  10,000         457,450.00        437,500.00
                                                                           ----------------  ----------------
                  Total                                                        7,165,296.95      9,096,550.00
                                                                           ----------------  ----------------
     Airlines:
         American President Company Ltd.                          14,000         413,998.20        322,000.00
         ADR British Airways PLC                                  30,300       1,858,454.49      2,204,325.00
         KLM Royal Dutch Airlines                                 61,239       1,955,736.11      2,158,675.00
         Northwest Airlines Corporation                           78,300       2,539,636.10      3,993,300.00
         UAL Corporation                                          44,450       6,193,458.38      7,934,325.00
                                                                           ----------------  ----------------
                  Total                                                       12,961,283.28     16,612,625.00
                                                                           ----------------  ----------------
     Automotive:
         Ford Motor Company                                       42,100       1,096,773.84      1,215,638.00
         General Motors Corporation                                9,000         319,957.46        475,875.00
         General Motors Corporation                               11,400         496,386.32        560,025.00
         Modine Manufacturing Company                             22,700         619,571.17        544,800.00
         Snap-On Incorporated                                     10,000         441,200.00        452,500.00
                                                                           ----------------  ----------------
                  Total                                                        2,973,888.79      3,248,838.00
                                                                           ----------------  ----------------
     Building:
         Johnson Controls, Incorporated                            4,800         312,087.23        330,000.00
         Lennar Corporation                                       50,000       1,175,490.00      1,256,250.00
         Toll Brothers Incorporated                               10,000         221,200.00        230,000.00
         U S Home Corporation                                     10,000         258,750.00        291,250.00
         USG Corporation                                           3,900         116,765.32        117,000.00
         Vulcan Materials Company                                  4,000         228,900.88        230,500.00
                                                                           ----------------  ----------------
                  Total                                                        2,313,193.43      2,455,000.00
                                                                           ----------------  ----------------

                                                                      SCHEDULE I
                                                                    PAGE 4 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                               NUMBER OF
                                                               SHARES OR
                                                               PRINCIPAL                         CURRENT
                                                                AMOUNT           COST             VALUE
                                                               ----------  ----------------  ---------------
     Chemcials:
         Albemarle Corporation                                    23,300     $   402,998.87  $    451,438.00
         Dow Chemical                                             32,200       2,252,524.19     2,262,050.00
         DuPont, (E.I.) DeNemours & Company                       33,100       1,832,873.53     2,312,863.00
         Eastman Chemical Company                                 30,000       1,675,197.00     1,871,250.00
         First Mississippi Corporation                            10,000         251,200.00       265,000.00
         Monsanto Company                                          2,000         246,740.00       245,000.00
         Pulte Corporation                                        10,000         322,450.00       336,250.00
         Raychem Corporation                                      10,000         537,354.70       568,750.00
         Sealed Air Corporation                                    2,000          51,540.00        56,000.00
         Sterling Chemicals                                       10,000          87,450.00        81,250.00
         Tyco International Ltd.                                  12,000         373,721.19       427,500.00
         Union Carbide                                           104,300       3,648,829.09     3,911,250.00
         Wellman Incorporated                                      7,300         190,301.25       166,075.00
                                                                             --------------  ---------------
                  Total                                                       11,873,179.82    12,954,676.00
                                                                             --------------  ---------------
     Consumer Goods:
         Anheuser-Busch Companies Incorporated                     9,600         548,069.70       642,000.00
         Applebees International Incorporated                     10,000         245,350.00       227,500.00
         Black & Decker Corporation                                8,000         234,240.82       282,000.00
         Buffets, Incorporated                                    20,000         284,206.00       275,000.00
         Coca Cola Company                                        16,700         719,851.93     1,239,975.00
         Coca Cola Enterprises, Incorporated                      20,000         488,800.00       537,500.00
         Colgate-Palmolive Company                                 7,600         525,573.31       533,900.00
         CPC International Incorporated                           13,200         702,314.17       905,850.00
         Gillette Company                                         21,900         919,839.74     1,141,538.00
         H.J. Heinz Company                                       20,000         662,400.00       662,500.00
         International Flavors & Fragrances Incorporated             100           4,848.14         4,800.00
         McDonalds Corporation                                    81,900       2,820,282.52     3,695,738.00
         Mississippi Chemical Corporation                         10,000         225,574.00       232,500.00
         Mueller Industry Incorporated                            20,000         506,793.34       585,000.00
         Nabisco Holdings Corporation                              4,700         131,882.00       153,338.00
         PEPSICO, Incorporated                                    57,700       2,351,275.13     3,223,988.00
         Philip Morries Companies Incorporated                   145,100       8,583,719.93    13,095,275.00
         Procter & Gamble Company                                 26,500       1,514,387.22     2,199,500.00
         Ralston-Ralston Purina Group                             23,200       1,444,846.40     1,447,100.00
         Terra Industries Incorporated                            20,000         271,528.00       282,500.00
                                                                             --------------  ---------------
                  Total                                                       23,185,782.35    31,367,502.00
                                                                             --------------  ---------------

                                                                      SCHEDULE I
                                                                    PAGE 5 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                               NUMBER OF
                                                               SHARES OR
                                                               PRINCIPAL                         CURRENT
                                                                AMOUNT           COST             VALUE
                                                               ---------   ----------------  ----------------
     Electronics:
         BMC Industries Incorporated                              70,000   $   1,134,814.73  $   1,627,500.00
         FMC Corporation                                          14,000       1,040,740.00        946,750.00
         General Electric Company                                 21,500       1,008,438.00      1,548,000.00
         International Rectifier Corporation                      40,000         969,900.00      1,000,000.00
         TSL Holdings Incorporated                                   330               0.00              0.00
         W.W. Grainger, Incorporated                               6,100         350,905.36        404,125.00
                                                                           ----------------  ----------------
                  Total                                                        4,504,798.09      5,526,375.00
                                                                           ----------------  ----------------
     Energy:
         Anadarko Petroleum Corporation                           12,200         526,976.37        660,325.00
         Ashland Incorporated                                     12,200         418,029.63        428,525.00
         Chevron Corporation                                      33,900       1,677,893.67      1,775,513.00
         Cooper Cameron Corporation                               13,900         263,788.15        493,450.00
         Enron Corporation                                        24,400         763,638.38        930,250.00
         Exxon Corporation                                        49,500       3,207,536.95      3,984,750.00
         Mobil Corporation                                        11,000       1,229,195.00      1,229,250.00
         Occidental Petroleum Corporation                          2,600          57,513.66         55,575.00
         Oryx Energy Company                                      21,500         295,191.45        287,563.00
         Reading & Bates Corporation                             100,000       1,248,478.00      1,500,000.00
         Royal Dutch Peroleum Company                             23,800       2,596,866.89      3,358,775.00
         Sun Company, Incorporated                                13,500         364,354.76        369,563.00
         Texaco Incorporated                                      26,300       1,653,050.48      2,064,550.00
         Ultramar Corporation                                      2,900          70,434.18         74,675.00
         Western Res Incorporated                                  3,200         100,592.00        106,800.00
                                                                           ----------------  ----------------
                  Total                                                       14,473,539.57     17,319,564.00
                                                                           ----------------  ----------------

                                                                      SCHEDULE I
                                                                    PAGE 6 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                                    NUMBER OF
                                                                    SHARES OR
                                                                    PRINCIPAL                         CURRENT
                                                                     AMOUNT           COST             VALUE
                                                                    ---------   ----------------  ----------------
     Financial Services & Insurance:
         A. G. Edwards Incorporated                                    80,000   $   2,069,335.00  $   1,910,000.00
         Aetna Life & Casualty Company                                  8,900         629,949.72        616,325.00
         Allmerica Property & Casualty Companies, Incorporated         10,000         253,700.00        270,000.00
         Allstate Corporation                                          60,000       1,848,118.94      2,467,500.00
         AMBAC, Incorporated                                           26,800       1,051,541.78      1,256,250.00
         American Bankers Insurance Group, Incorporated                 8,000         291,530.00        312,000.00
         American Express Company                                       2,000          78,790.00         82,750.00
         American International Group, Incorporated                    27,850       1,994,319.34      2,576,125.00
         Banc One Corporation                                           3,200         112,944.54        120,400.00
         BankAmerica Corporation                                       32,000       1,705,608.19      2,072,000.00
         Case Corporation                                              40,000       1,614,800.00      1,830,000.00
         Charter One Financial Incorporated                               900          27,862.91         27,563.00
         Chemical Banking Corporation                                   4,000         223,955.00        235,000.00
         Citicorp                                                      20,000       1,194,684.34      1,345,000.00
         Crown Northcrop Incorporated                                     849               0.00            314.00
         Dean Witter Discover & Company                                19,500         848,635.74        916,500.00
         Federal Bancorporation, Incorporated                          90,000       1,255,570.39      1,417,500.00
         Federal National Mortgage Association                         27,100       2,296,259.12      3,357,013.00
         FHLMC                                                         43,500       2,482,323.90      3,632,250.00
         First American Corporation                                    10,000         441,450.00        473,750.00
         First Bank System, Incorporated                                6,700         217,436.75        332,488.00
         First Chicago NBD Corporation                                 37,173       1,457,890.98      1,468,334.00
         First Interstate BanCorporation                                9,500       1,267,245.00      1,296,750.00
         First of America Bank Corporation                             50,000       2,236,822.20      2,218,750.00
         First Union Corporation                                       20,200         895,269.36      1,123,625.00
         First Union Corporation                                        7,900         465,776.10        595,463.00
         First USA Incorporated                                         7,900         358,542.37        350,563.00
         Firstar Corporation                                              700          25,925.20         27,738.00
         Fleet Financial Group Incorporated                             1,263          42,868.33         51,467.00
         Fremont General Corporation                                   10,000         344,950.00        367,500.00
         General Re Corporation                                        15,900       2,132,629.83      2,464,500.00
         Greentree Financial Corporation                               17,300         435,160.50        456,288.00
         H. F. Ahmanson & Company                                       2,400          51,621.71         63,600.00
         Huntington Bancshares Incorporated                            24,000         599,412.00        576,000.00
         Integra Financial Corporation                                  2,000         120,062.30        126,250.00
         ITT Corporation                                               61,800       2,905,968.02      3,275,400.00
         ITT Hartford Group Incorporated                               57,600       2,661,374.96      2,786,400.00
         ITT Industries Incorporated                                   66,100       1,410,604.98      1,586,400.00
         Jefferson-Pilot Corporation                                   39,000       1,749,387.00      1,813,500.00

                                                                      SCHEDULE I
                                                                    PAGE 7 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                               NUMBER OF
                                                               SHARES OR
                                                               PRINCIPAL                         CURRENT
                                                                AMOUNT           COST             VALUE
                                                               ---------   ----------------  ----------------
     Financial Services & Insurance cont'd:
         Lehman Brothers Holdings Incorporated                     4,000   $      90,438.46  $      85,000.00
         Lowes Corporation                                        40,000       2,740,482.21      3,135,000.00
         MBIA Incorporated                                           800          48,848.00         60,000.00
         MBNA Corporation                                         67,200       1,694,199.35      2,478,000.00
         Meridan BanCorporation Incorporated                      13,900         632,620.13        646,350.00
         Merrill Lynch & Company, Incorporated                   125,100       6,765,048.06      6,380,100.00
         Morgan Stanley Group Incorporated                        34,200       2,924,875.97      2,757,375.00
         Nationsbank Corporation                                  48,300       2,476,679.43      3,362,888.00
         Northern Trust Corporation                               10,000         480,250.00        560,000.00
         Norwest Corporation                                     175,200       3,911,466.95      5,781,600.00
         Old Republic International Corporation                   52,000       1,712,790.00      1,846,000.00
         Providian Corporation                                    21,700         752,010.26        884,275.00
         Student Loan Marketing Association                       29,000       1,817,595.30      1,914,000.00
         T. R. Financial Corporation                              10,000         264,119.00        255,000.00
         Travelers Group Incorporated                             88,600       5,025,146.25      5,548,575.00
         US Life Corporation                                      12,200         343,736.87        364,475.00
         Washington Federal Incorporated                          17,700         412,790.91        453,563.00
         Washington Mutual, Incorporated                          11,100         304,086.93        320,513.00
         Wells Fargo & Company                                    26,000       5,554,209.30      5,616,000.00
         Wilmington Trust Corporation                              9,000         247,776.93        277,875.00
                                                                           ----------------  ----------------
                  Total                                                       77,999,496.81     88,625,845.00
                                                                           ----------------  ----------------
     Health Care:
         Amgen Incorporated                                       41,000       1,816,628.24      2,440,313.00
         Apria Healthcare Group                                   18,100         465,207.06        511,325.00
         Bausch & Lomb Incorporated                                6,000         245,446.62        237,750.00
         Baxter International Incorporation                          700          20,523.14         29,313.00
         Becton Dickinson and Company                             40,000       2,724,754.78      3,000,000.00
         Columbia/HCA Healthcare Corporation                      82,700       3,393,178.49      4,197,025.00
         Health Management Associates Incorporated                10,650         177,235.57        278,231.00
         Healthsouth Corporation                                  10,000         288,700.00        291,250.00
         Invacare Corporation                                     10,000         211,467.50        252,500.00
         Johnson & Johnson                                         6,000         436,284.04        513,000.00
         Manor Care, Incorporated                                 16,800         469,862.87        588,000.00
         Medtronic, Incorporated                                  94,000       4,370,463.74      5,252,250.00
         Rhone Poulenc Rorer                                       3,000         156,735.00        159,750.00
         United Health Care Corporation                           41,200       1,472,873.05      2,693,450.00
         Vivra Incorporated                                       34,100         765,861.43        856,763.00
                                                                           ----------------  ----------------
                  Total                                                       17,015,221.53     21,300,920.00
                                                                           ----------------  ----------------

                                                                      SCHEDULE I
                                                                    PAGE 8 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                               NUMBER OF
                                                               SHARES OR
                                                               PRINCIPAL                         CURRENT
                                                                AMOUNT           COST             VALUE
                                                               ---------   ----------------  ----------------
     Leisure Time and Communications:
         Bally Entertainment Corporation                          54,000   $    623,258.59   $    756,000.00
         Boyd Gaming Corporation                                  17,700        261,363.75        205,763.00
         Carnival Corporation                                      7,600        166,358.38        185,250.00
         Champion Enterprises Incorporated                         3,000         90,735.00         92,625.00
         Circus Circus Enterprises, Incorporated                  11,600        335,525.38        323,350.00
         Clear Channel Communications, Incorporated               24,000        905,245.00      1,059,000.00
         General Instrument Corporation                           20,100        530,823.66        469,838.00
         International Game Technology                            96,400      1,308,279.64      1,036,300.00
         King World Productions Incorporated                      85,000      3,203,432.32      3,304,375.00
         Mirage Resorts Incorporated                               4,700        151,062.24        162,150.00
         Showboat, Incorporated                                    2,000         54,795.52         52,750.00
         Tele Communications Incorporated                         48,525      1,014,036.71      1,304,109.00
         Tele Communications Incorporated                        199,700      3,347,870.43      3,969,038.00
         Time Warner                                              17,400        680,313.24        659,025.00
         Turner Broadcasting System Incorporated                  16,600        436,072.37        431,600.00
         US West Incorporated                                     38,800        616,419.18        737,200.00
         Walt Disney Company                                      54,800      3,004,672.11      3,226,350.00
                                                                           ---------------   ---------------
                  Total                                                      16,730,263.52     17,974,723.00
                                                                           ---------------   ---------------
     Machinery:
         Deere & Company                                          18,000        632,160.00        634,500.00
         Cabot Corporation                                         8,000        414,960.00        431,000.00
         Esterline Technologies Corporation                       16,000        444,250.13        380,000.00
         Measurex Corporation                                     20,000        671,136.67        565,000.00
         Softkey International Incorporated                        1,000         40,022.41         23,125.00
                                                                           ---------------   ---------------
                  Total                                                       2,202,529.21      2,033,625.00
                                                                           ---------------   ---------------
     Merchandising:
         Albertson's, Incorporated                                 9,000        282,710.00        295,875.00
         Dayton-Hudson Corporation                                   800         59,660.65         60,000.00
         Fruit of the Loom                                        26,700        566,632.02        647,475.00
         Gap Incorporated                                         15,000        692,335.72        630,000.00
         Home Depot Incorporated                                   9,400        395,897.94        448,850.00
         J. C. Penney Company, Incorporated                       16,600        784,084.90        790,575.00
         Limited Incorporated                                     48,300      1,064,801.48        827,138.00
         Melville Corporation                                      2,600        110,092.67         79,950.00
         Ross Stores Incorporated                                 30,000        545,192.00        573,750.00
         TJX COS Incorporated                                     29,600        567,002.90        558,700.00
         Wal-Mart Stores, Incorporated                            65,400      1,597,541.29      1,455,150.00
                                                                           ---------------   ---------------
                  Total                                                       6,665,951.57      6,367,463.00
                                                                           ---------------   ---------------

                                                                      SCHEDULE I
                                                                    PAGE 9 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                               NUMBER OF
                                                               SHARES OR
                                                               PRINCIPAL                         CURRENT
                                                                AMOUNT           COST             VALUE
                                                               ---------   ---------------   ---------------
     Metals:
         Allegheny Ludlum Corporation                             84,000   $  1,714,486.79   $  1,554,000.00
         Aluminum Company of America                               1,700         86,941.13         89,888.00
         ASARCO Incorporated                                       9,000        290,781.00        288,000.00
         Newmont Mining Corporation                               35,000      1,420,700.00      1,588,125.00
                                                                           ---------------   ---------------
                  Total                                                       3,512,908.92      3,520,013.00
                                                                           ---------------   ---------------
     Miscellaneous:
         Barrick Gold Corporation                                 20,000        517,130.00        527,500.00
         Cooper Industries, Incorporated                          39,600      1,689,215.48      1,455,300.00
         Credence Systems Corporation                             10,000        238,173.00        228,750.00
         Crown Cork & Seal Company, Incorporated                   4,100        161,627.04        171,175.00
         FGN ASTRA                                                19,200        377,863.73        767,750.00
         Freeport McMoran C & G CL                                 2,600         71,656.00         73,125.00
         Global Industrial Technologies Incorporated              30,000        475,414.77        566,250.00
         Mercer International Incorporated                        10,000        244,750.00        205,000.00
         Nike Incorporated                                        10,000        535,432.60        696,250.00
         V. F. Corporation                                           300         14,795.52         15,825.00
                                                                           ---------------   ---------------
                  Total                                                       4,326,058.14      4,706,925.00
                                                                           ---------------   ---------------
     Office Equipment:
         Compaq Computer Corporation                              69,300      3,218,309.84      3,326,400.00
         Hewlett-Packard Company                                  97,100      5,823,744.10      8,132,125.00
         International Business Machines Corporation              42,200      3,513,216.75      3,856,025.00
         Logicon Incorporated                                      4,000         93,518.88        110,000.00
         Quantum Corporation                                      36,400        683,726.48        586,950.00
         Sun Microsystems Incorporated                             7,400        180,307.39        337,625.00
                                                                           ---------------   ---------------
                  Total                                                      13,512,823.44     16,349,125.00
                                                                           ---------------   ---------------
     Pharmaceuticals:
         ALZA Corporation                                         27,500        639,762.54        673,750.00
         American Home Products Corporation                       32,500      2,183,728.16      3,152,500.00
         Bergen Brunswig Corporation                              10,000        253,700.00        248,750.00
         Bristol Myers Squibb Company                             66,000      5,348,960.96      5,667,750.00
         Eli Lilly, & Company                                     35,800      1,217,559.17      2,004,800.00
         Forest Laboratories, Incorporated                        17,200        740,690.78        778,300.00
         Merck & Company Incorporated                             69,200      4,022,839.02      4,541,250.00
         Pfizer Incorporated                                      54,900      2,645,263.09      3,458,700.00
         Schering-Plough Corporation                              50,000      2,786,539.77      2,737,500.00
                                                                           ---------------   ---------------
                  Total                                                      19,839,043.49     23,263,300.00
                                                                           ---------------   ---------------

                                                                      SCHEDULE I
                                                                   PAGE 10 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                               NUMBER OF
                                                               SHARES OR
                                                               PRINCIPAL                         CURRENT
                                                                AMOUNT           COST             VALUE
                                                               ---------   ---------------   ---------------
     Printing, Publishing and Paper:
         Champion International Corp                              19,000   $    912,640.22  $     798,000.00
         Gartner Group Incorporated                               10,000        426,650.00        478,750.00
         Mead Corporation                                          8,200        438,226.20        428,450.00
         International Paper Company                              14,200        548,445.48        537,825.00
         James River Corporation of Virginia                      15,600        465,776.80        376,350.00
         R. R. Donnelley & Sons Company                           27,300        864,519.89      1,074,938.00
         Willamette Industries Incorporated                       30,000      1,881,729.00      1,687,500.00
                                                                           ---------------  ----------------
                  Total                                                       5,537,987.59      5,381,813.00
                                                                           ---------------  ----------------
     Railroads:
         Burlington Northern Santa Fe Corporation                  5,000        411,850.00        390,000.00
         Union Pacific Corporation                                25,600      1,426,559.40      1,689,600.00
                                                                           ---------------  ----------------
                  Total                                                       1,838,409.40      2,079,600.00
                                                                           ---------------  ----------------
     Rubber:
         Cooper Tire & Rubber Company                             23,500        557,235.73        578,688.00
         Goodyear Tire & Rubber Company                            4,500        171,177.24        204,188.00
                                                                           ---------------  ----------------
                  Total                                                         728,412.97        782,876.00
                                                                           ---------------  ----------------
     Service Industries:
         Comair Holdings Incorporated                             10,000        285,478.20        268,750.00
         Cox Communications Incorporated                          57,600      1,103,994.06      1,123,200.00
         First Data Corporation                                   21,200      1,327,305.00      1,417,750.00
         GTECH Holdings Corporation                               10,000        257,450.00        260,000.00
         Health Care  & Retirement Corporation                    12,900        345,450.50        451,500.00
         IMC Global Incorporated                                  10,000        384,350.00        407,500.00
         National Service Industries, Incorporated                 5,300        141,957.28        171,588.00
         Service Corporation International                        25,900        655,673.17      1,139,600.00
         Wheelabrator Technologies Incorporated                   34,800        528,122.88        582,900.00
                                                                           ---------------  ----------------
                  Total                                                       5,029,781.09      5,822,788.00
                                                                           ---------------  ----------------
     Technology:
         ADR Ericsson L.M. Telephone Company                      60,830      1,297,521.92      1,186,185.00
         ADR Nokia Corporation                                    96,500      4,643,725.31      3,763,500.00
         Advanced Micro Devices, Incorporated                     13,500        368,616.56        222,750.00
         AMP Incorporated                                          5,500        225,484.69        210,375.00
         Analog Devices, Incorporated                             16,000        551,920.00        566,000.00
         Applied Materials, Incorporated                         159,700      7,259,347.93      6,288,188.00
         Autodesk Incorporated                                     7,600        271,529.52        260,300.00

                                                                      SCHEDULE I
                                                                   PAGE 11 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                               NUMBER OF
                                                               SHARES OR
                                                               PRINCIPAL                         CURRENT
                                                                AMOUNT           COST             VALUE
                                                               ---------   ---------------   ---------------
     Technology cont'd:
         Avnet, Incorporated                                       5,000   $    257,600.00   $    223,750.00
         Cadence Design System, Incorporated                      20,000        706,679.68        840,000.00
         CISCO Systems Incorporated                               47,400      2,089,423.30      3,537,225.00
         Coherent, Incorporated                                   10,000        432,511.00        405,000.00
         General Motors Corporation                               55,400      2,369,598.82      2,880,800.00
         Harris Corporation                                       18,000      1,032,231.00        983,250.00
         Intel Corporation                                       187,800     10,121,600.65     10,657,650.00
         Kulicke & Soffa Industries, Incorporated                 10,000        241,964.00        232,500.00
         Micron Technology, Incorporated                          87,800      5,563,893.73      3,479,075.00
         Microsoft Corporation                                    64,300      5,570,860.88      5,642,325.00
         Motorola Incorporated                                    30,100      1,898,912.14      1,715,700.00
         Novell Incorporated                                      52,800        964,847.77        752,400.00
         Oracle Corporation                                       34,650      1,134,983.51      1,468,294.00
         Read-Rite Corporation                                    27,200        721,596.68        632,400.00
         Scientific-Atlanta, Incorporated                          6,900         83,873.73        103,500.00
         Seagate Technology                                       10,000        470,238.81        475,000.00
         Three Com. Corporation                                   14,100        588,538.90        657,413.00
         Vishay Intertechnology, Incorporated                      2,000         72,559.84         63,000.00
         Xilinx Incorporated                                      10,900        309,216.22        332,450.00
                                                                           ---------------   ---------------
                  Total                                                      49,249,276.59     47,579,030.00
                                                                           ---------------   ---------------
     Utilities:
         Airtouch Communications Incorporated                    195,200      5,403,500.50      5,490,000.00
         AT & T Corporation                                      118,900      6,715,694.04      7,698,775.00
         Bellsouth Corporation                                    40,000      1,699,800.00      1,740,000.00
         Cincinnati Bell Incorporated                             16,000        527,920.00        556,000.00
         Columbia Gas System, Incorporated                        69,000      2,705,720.50      3,027,375.00
         Consolidated Edison Company of New York                  50,000      1,562,250.00      1,587,500.00
         Dominion Resources Incorporated                          10,000        366,007.63        412,500.00
         DQE Incorporated                                         70,000      1,954,125.00      2,152,500.00
         Edison International                                     16,400        258,734.00        289,050.00
         Entergy Corporation                                      27,500        691,294.16        804,375.00
         F P L Group Incorporated                                 19,100        664,316.01        885,763.00
         GTE Corporation                                          36,900      1,309,249.11      1,618,988.00
         Houston Industries, Incorporated                          2,800         55,117.15         67,900.00
         Illinova Corporation                                     16,300        437,874.07        489,000.00
         MCI Communications Corporation                           60,500      1,381,287.31      1,580,563.00
         Niagara Mohawk Power Corporation                         38,400        461,481.01        364,800.00
         NIPSCO Industries, Incorporated                          16,000        608,420.00        612,000.00
         Oneok Incorporated                                       20,000        419,228.36        457,500.00
         P P & L Res Incorporated                                    600         13,833.66         15,000.00

                                                                      SCHEDULE I
                                                                   PAGE 12 OF 14


                          GENERAL DYNAMICS CORPORATION
              HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           DIVERSIFIED PORTFOLIO FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                               NUMBER OF
                                                               SHARES OR
                                                               PRINCIPAL                         CURRENT
                                                                AMOUNT           COST             VALUE
                                                               ---------   ---------------  ----------------
     Utilities cont'd:
         Pacific Telesis Group                                    34,500   $  1,023,600.38   $  1,155,750.00
         Pinnacle West Capital Corporation                        32,900        904,803.80        945,875.00
         Potomac Electric Power Company                           15,300        344,747.54        401,625.00
         Public Service Company of New Mexico                     10,000        147,700.00        176,250.00
         Sprint Corporation                                       46,900      1,791,550.69      1,858,413.00
         Unicom Corporation                                       20,000        651,440.22        655,000.00
         US West Communications Group                            122,400      3,930,672.99      4,360,500.00
                                                                           ---------------   ---------------
                  Total                                                      36,030,368.13     39,403,002.00
                                                                           ---------------   ---------------
                  Total Common Stocks                                       339,669,494.68    383,772,178.00
                                                                           ---------------   ---------------
 TEMPORARY INVESTMENTS:
     WMX Technologies Incorporated                               274,100        398,253.52        239,838.00
     Delayed Cycle Pricing Asset                                       2              0.00              2.00
     Tandon Computer Purchase Coupon                               5,248              0.00              1.00
     Coltv Short Term Investment Fund                          5,929,715      3,230,050.73      3,230,031.00
                                                                           ---------------   ---------------
                  Total Temporary Investments                                 3,628,304.25      3,469,872.00
                                                                           ---------------   ---------------
 PREFERRED STOCK
     Terra Nitrogen Company L. P.                                 10,000        341,812.00        375,000.00
                                                                           ---------------   ---------------
 INCOME RECEIVABLE                                                              575,498.12        575,498.00
                                                                           ---------------   ---------------
 TOTAL DIVERSIFIED PORTFOLIO FUND                                          $344,215,109.05   $388,192,548.00
                                                                           ===============   ===============
 PROPORTIONATE INTEREST                                                    $ 56,424,734.05   $ 67,704,005.00
                                                                           ===============   ===============

                                                                      SCHEDULE I
                                                                   PAGE 13 OF 14


                          GENERAL DYNAMICS CORPORATION
               HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                               FIXED INCOME FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                       INTEREST RATE
                                                           AS OF
                                                        DECEMBER 31,   MATURITY                         CURRENT
                                                            1995         DATE           COST             VALUE
                                                       -------------   --------    -------------   --------------
 GUARANTEED INVESTMENT CONTRACTS:
     Aetna Life and Casualty Company                       10.00%       1/03/00   $   84,281,763   $   93,288,000
     The Prudential Insurance Company of America            9.92%       5/01/98       83,091,023       89,857,000
     The Prudential Insurance Company of America           10.25%       7/05/00       55,597,953       61,762,000
     The Prudential Insurance Company of America            9.65%       8/31/00       41,250,835       47,077,000
     The Prudential Insurance Company of America            9.80%       8/31/00       61,904,532       71,001,000
     The Travelers Insurance Company                        8.15%       2/01/97        2,331,076        3,312,000
     The Travelers Insurance Company                        9.26%       2/01/97        2,462,723        2,335,000
     The Travelers Insurance Company                        9.65%       2/01/96        1,308,729        1,313,000
     Aetna Life and Casualty Company                        7.10%         Open       276,176,086      293,700,000
     Metropolitan Life Insurance Company                    7.42%         Open       298,682,113      322,500,000
     Metropolitan Life Insurance Company                    7.10%         Open       300,101,111      302,300,000
     The Prudential Insurance Company of America            7.03%         Open       302,420,352      318,600,000
                                                                                  --------------   --------------
           Total Guaranteed Investment Contracts                                   1,509,608,296    1,607,045,000
                                                                                  --------------   --------------

 TEMPORARY INVESTMENTS
     The Northern Trust Company
       Collective Short-Term Investment Fund                                           2,601,727        2,601,727
                                                                                  --------------   --------------
 INCOME RECEIVABLE                                                                         7,096            7,096
                                                                                  --------------   --------------
 TOTAL FIXED INCOME FUND                                                          $1,512,217,119   $1,609,653,823
                                                                                  ==============   ==============
 PROPORTIONATE INTEREST                                                           $  244,292,825   $  261,281,304
                                                                                  ==============   ==============

                                                                      SCHEDULE I
                                                                   PAGE 14 OF 14





                          GENERAL DYNAMICS CORPORATION
               HOURLY EMPLOYEES SAVINGS AND STOCK INVESTMENT PLAN


                           SPECIAL DISTRIBUTION FUND
            COMBINED STATEMENT OF INVESTMENTS IN MASTER TRUST FUNDS
                            AS OF DECEMBER 31, 1995



                                                            NUMBER OF
                                                            SHARES OR
                                                            PRINCIPAL                          CURRENT
                                                             AMOUNT           COST              VALUE
                                                        --------------    ------------       -----------
 SPECIAL DISTRIBUTION FUND:
     The Northern Trust Company Collective
       Short-Term Investment Fund                         31,673,201      $31,673,201        $31,673,201
     Income Receivable                                                        152,631            152,631
                                                                          -----------        -----------
 TOTAL SPECIAL DISTRIBUTION FUND                                          $31,825,832        $31,825,832
                                                                          ===========        ===========
 PROPORTIONATE INTEREST                                                   $ 9,216,785        $ 9,216,785
                                                                          ===========        ===========