Form 10-Q
period 1996-06-30
GENERAL DYNAMICS CORP
filed 1996-08-13
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-Q

      (Mark One)
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $1 par value - July 28, 1996                  63,028,555

                     GENERAL DYNAMICS CORPORATION

                                INDEX







PART I -  FINANCIAL INFORMATION                             PAGE

Item 1 -  Consolidated Financial Statements

       Consolidated Balance Sheet                             2

       Consolidated Statement of Earnings                  3 and 4

       Consolidated Statement of Cash Flows                   5

       Notes to Unaudited Consolidated Financial Statements   6

Item 2 -  Management's Discussion and Analysis               12

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                                  18

Item 4 -  Submission of Matters to a Votes
          of Security Holders                                18

Item 6 -  Exhibits and Reports on Form 8-K                   19

SIGNATURE                                                    19

                                PART I

                     GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED BALANCE SHEET

                             (UNAUDITED)

                        (Dollars in millions)

                                                 June 30   December 31
ASSETS                                            1996       1995

CURRENT ASSETS:
Cash and equivalents                            $  131      $  215
Marketable securities                              641         880
                                                   772       1,095
Accounts receivable                                143         105
Contracts in process                               494         567
Other current assets                               332         246
Total Current Assets                             1,741       2,013

NONCURRENT ASSETS:
Marketable securities                              340           -
Leases receivable - finance operations             209         213
Real estate held for development                   144         136
Property, plant and equipment, net                 470         398
Other assets                                       354         404
Total Noncurrent Assets                          1,517       1,151
                                                $3,258      $3,164

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                $  109      $  130
Other current liabilities                          754         729
Total Current Liabilities                          863         859

NONCURRENT LIABILITIES:
Long-term debt                                      38          38
Long-term debt - finance operations                127         132
Other liabilities                                  589         568
Commitments and contingencies (See Note H)
Total Noncurrent Liabilities                       754         738

SHAREHOLDERS' EQUITY:
Common stock, including surplus
  (shares issued 84,387,336)                       105          98
Retained earnings                                2,167       2,087
Treasury stock (shares held 1996,
  21,021,717; 1995, 21,141,961)                  (632)       (625)
Unrealized gain on investments                       1           7
Total Shareholders' Equity                       1,641       1,567
                                                $3,258      $3,164


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)

                                                   Three Months Ended
                                                  June 30    July 2
                                                   1996       1995

NET SALES                                       $   930     $  703

OPERATING COSTS AND EXPENSES                        841        627

OPERATING EARNINGS                                   89         76

Interest, net                                        13         15
Other income, net                                     -          2

EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                              102         93

Provision for income taxes                           35         32

EARNINGS FROM CONTINUING OPERATIONS                  67         61

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
Earnings from operations                              -         13
Gain on disposal                                      -          8
                                                      -         21

NET EARNINGS                                    $    67     $   82

NET EARNINGS PER SHARE:

Continuing operations                           $  1.06     $  .97
Discontinued operations:
   Earnings from operations                           -        .20
   Gain on disposal                                   -        .13
                                                $  1.06     $ 1.30

WEIGHTED AVERAGE SHARES
   OUTSTANDING (in millions)                       63.3       63.0

DIVIDENDS PER SHARE                             $   .41     $ .375

SUPPLEMENTAL INFORMATION:
   General and administrative expenses included in
     operating costs and expenses               $    62     $   48


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)


                                                     Six Months Ended
                                                  June 30     July 2
                                                    1996       1995

NET SALES                                       $ 1,823     $1,456

OPERATING COSTS AND EXPENSES                      1,651      1,301

OPERATING EARNINGS                                  172        155

Interest, net                                        26         28
Other income, net                                     2          2

EARNINGS FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                              200        185

Provision for income taxes                           68         64

EARNINGS FROM CONTINUING OPERATIONS                 132        121

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
Earnings from operations                              -         13
Gain on disposal                                      -          8
                                                      -         21

NET EARNINGS                                    $   132     $  142

NET EARNINGS PER SHARE:

Continuing operations                           $  2.09     $ 1.92
Discontinued operations:
   Earnings from operations                           -        .20
   Gain on disposal                                   -        .13
                                                $  2.09     $ 2.25

WEIGHTED AVERAGE SHARES
   OUTSTANDING (in millions)                       63.2       63.0

DIVIDENDS PER SHARE                             $   .82     $  .75

SUPPLEMENTAL INFORMATION:
   General and administrative expenses included in
     operating costs and expenses               $   118     $  100

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                             (UNAUDITED)
                        (Dollars in millions)
                                                      Six Months Ended
                                                 June 30    July 2
                                                   1996      1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                     $  132     $  142
Adjustments to reconcile net earnings to net
  cash provided by continuing operations -
Discontinued operations                               -       (21)
Depreciation, depletion and amortization             29         17
Decrease (Increase) in  -
  Marketable securities                             557      (190)
  Accounts receivable                              (21)         10
  Contracts in process                               98         59
  Leases receivable - finance operations              4          8
  Other current assets                             (14)         17
Increase (Decrease) in -
  Accounts payable and other current liabilities   (21)       (56)
  Current income taxes                               60         19
  Deferred income taxes                            (41)         25
Other, net                                         (32)       (15)
Net cash provided by continuing operations          751         15
Net cash provided (used)
  by discontinued operations                        (51)        14
Net Cash Provided by Operating Activities           700         29

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities                (671)          -
Sales/maturities of marketable securities            14          -
Purchase of Teledyne Vehicle Systems               (55)          -
Proceeds from sale of assets                         22         23
Capital expenditures                               (39)       (14)
Net Cash Provided (Used) by Investing Activities  (729)          9

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt
   - finance operations                            150          -
Repayment of debt - finance operations            (150)        (4)
Dividends paid                                     (49)       (45)
Other                                               (6)          -
Net Cash Used by Financing Activities              (55)       (49)

NET DECREASE IN CASH AND EQUIVALENTS               (84)       (11)
CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD                             215        382
CASH AND EQUIVALENTS AT END OF PERIOD            $ 131      $ 371

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Federal income taxes                             $   83     $   16
Interest (including finance operations)               8         10

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)

(A)  Basis of Preparation

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

     In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three and six month periods ended June 30, 1996 and July 2, 1995.

(B)  Marketable Securities

     During 1996, the company purchased securities which pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," were classified as available-for-sale. Accordingly, these securities are recorded at fair value, with unrealized gains and losses (the adjustment to fair value) charged to a separate component of shareholders' equity. As these securities have been classified as available-for-sale, their purchases, sales and maturities are required to be reflected as cash flows from investing activities. In addition, the portion of these securities with maturities longer than one year was classified as noncurrent assets. All other securities owned by the company are classified as trading pursuant to SFAS 115.

 (C) Acquisitions

     Effective September 13, 1995, the company purchased the stock of Bath Iron Works Corporation for approximately $300 in cash. In December 1995, the company received a purchase price adjustment of $8 in accordance with the terms of the purchase agreement. This transaction has been accounted for under the purchase method of accounting. Operating results of Bath Iron Works have been included with those of the company from the closing date. Had the acquisition been completed as of January 1, 1995, net sales, earnings from continuing operations and net earnings per share from continuing operations on a pro forma basis would have been $943, $67 and $1.07 per share, respectively, for the three month period ending July 2, 1995, and $1,939, $132 and $2.10 per share, respectively, for the six month period ending July 2, 1995.

     Effective March 29, 1996, the company purchased the assets of Teledyne Vehicle Systems (TVS), an operating unit of Teledyne Inc., for approximately $55 in cash. TVS specializes in combat vehicles as well as mobility systems, suspension technology, and diesel engines for armored vehicle markets worldwide. The transaction has been accounted for under the purchase method of accounting. The excess of the purchase price over the estimated fair value of the net tangible assets acquired has been recorded as intangible assets related to the TVS product lines and goodwill which are being amortized on a straight line basis over periods ranging from 25 to 40 years. This allocation was based on preliminary estimates and may be revised at a later date. The results of TVS are included with those of the company beginning in the second quarter. Pro forma results are not presented because the effects of the acquisition are not material to the company's results of operations or financial condition.

(D)  Liabilities

     A summary of significant liabilities, by balance sheet caption, follows:

                                         June 30         December 31
                                             1996            1995
Workers' compensation                  $  251             $   233
Retirement benefits                       186                 199
Salaries and wages                         73                  74
A-12 termination liability
  and legal fees                           34                  38
Other                                     210                 185
     Other Current Liabilities         $  754             $   729

Accrued costs on disposed businesses   $  271             $   274
Coal mining related liabilities            73                  69
Other                                     245                 225
     Other Liabilities                 $  589             $   568

 (E) Deferred Tax Asset

     The company had a net deferred tax asset of $250 and $209 at June 30, 1996 and December 31, 1995, the current portion of which was $238 and $120, respectively, and was included in other current assets on the Consolidated Balance Sheet. No material valuation allowance was required for the company's deferred tax assets at June 30, 1996 and December 31, 1995.

(F)  Earnings Per Share

     As there is no material dilution, net earnings per share is based upon the weighted average number of common shares outstanding during each period. Prior period amounts have been restated to present simple earnings per share.

 (G) Discontinued Operations

     The operating results of discontinued operations are summarized below:

                                Second Quarter        First Half
                                  1996    1995       1996     1995

Net sales                      $  -       $131      $  28     $221

Earnings before income taxes   $  -       $ 20      $   -     $ 20
Provision for income taxes        -          7          -        7
Net earnings                   $  -       $ 13      $   -    $  13

   Per Share                   $  -       $.20      $   -    $ .20


     During the first quarter of 1996, the company's Commercial Aircraft Subcontracting business ceased operations after the delivery of its final shipset.

     Effective the beginning of the second quarter of 1996, the aggregates operations of the company's Material Service business were reclassified to continuing operations. Previously, the company sold the lime, brick, concrete pipe and ready-mix operations, including eight ready-mix yards in the second quarter of 1995. As the results of operations and financial condition of Material Service are not material to the company, prior periods have not been restated to reflect this reclassification.

(H)  Commitments and Contingencies

Litigation

     On January 7, 1991, the U.S. Navy terminated for default a contract with the company and McDonnell Douglas Corporation (McDonnell Douglas) for the full-scale development of the U.S. Navy's A-12 aircraft. The U.S. Navy has demanded repayment of unliquidated progress payments, plus interest. The company and McDonnell Douglas have a claim pending against the U.S. government in the Court of Federal Claims (see Note I). In December 1995, the court issued an order converting the termination for default to a termination for convenience. A trial on damages has been set for September 1996.

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

     On July 26, 1996, a jury in Los Angeles County rendered a verdict in favor of the plaintiffs in the trial of Dolores Blanton and William B. Forti v. General Dynamics. The plaintiffs, former employees of the company's E-Metrics subsidiary, claimed they were promised an equity interest in E-Metrics, and were not compensated when the assets and liabilities were transferred to Hughes Aircraft Company as part of the sale of the Missile Systems business in 1992. The company asserted that the decision on equity interests was left to the E-Metrics board of directors, which never considered the issue. The jury found for each of the plaintiffs $3.7 million for breach of contract, as well as punitive damages of $50 million each. The company believes the jury verdict is not supported by the facts or the applicable law. The company will therefore, ask the judge to enter judgment for the company notwithstanding the verdict, or, in the alternative to order a new trial. The company will also ask the trial judge to exercise his discretion to substantially reduce or eliminate the punitive damage award. While the company is unable to assess the ultimate outcome of this matter, management currently believes it will not have a material impact on its financial condition.

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

Other

     The company was contingently liable for debt and lease guarantees and other arrangements aggregating up to a maximum of approximately $70 and $85 at June 30, 1996 and December 31, 1995, respectively. During the first quarter, a nonaffiliate for whom the company has guaranteed debt of approximately $40 disclosed that it anticipated not being in compliance with loan covenants. On July 2, 1996 this nonaffiliate announced that it had obtained additional bank financing that is expected to meet all of its capital requirements until its operations become fully self-sufficient on a cash flow basis.

     In connection with the sale of its defense businesses, the sales agreements contain certain representations and warranties under which the purchasers have certain specified periods of time to assert claims against the company. Some claims have been asserted which in the aggregate are material in amount, but the company does not believe that its liability as a result of these claims will exceed the liabilities recorded at the time of the sales.

(I)  Termination of A-12 Program

     As stated in Note H, the U.S. Navy terminated the company's A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the U.S. Navy's new carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas (the contractors) were parties to the contract with the U.S. Navy, each had full responsibility to the U.S. Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the U.S. Navy demanded that the contractors repay $1,352 in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors' appeal of the termination for default, or a negotiated settlement.

     The contractors filed a complaint on June 7, 1991, in the U.S. Court of Federal Claims contesting the default termination. The suit, in effect, seeks to convert the termination for default to a termination for convenience of the U.S. government and seeks other legal and equitable relief. A trial on Count XVII of the complaint, which relates to the propriety of the termination for default, was concluded in October 1993. In December 1994, the court issued an order vacating the termination for default. On December 19, 1995, following a trial on the merits, the court issued an order converting the termination for default to a termination of convenience. In June 1996, the court ruled that it will not consider a loss adjustment nor profit in deciding the amount of the contractors' recovery and, therefore, only the amount of incurred costs remains to be determined. The court indicated that if the parties are unable to stipulate the amount of incurred costs, the issue will be tried beginning September 16, 1996.

     In the aggregate, the contractors seek to recover payment for all costs incurred in the A-12 program and its termination, including interest. The total amount sought, as updated through June 30, 1996, is approximately $1.3 billion plus applicable interest, over and above amounts previously received from the U.S. Navy. The company has not recognized any claim revenue from the U.S.
Navy.

     The company has fully reserved the contracts in process balance associated with the A-12 program and has accrued the company's estimated termination liabilities, and the liability associated with pursuing the litigation through
trial.   In the unlikely event that the court's decision converting the termination to a termination for convenience is reversed on appeal, and the contractors are ultimately found to be in default of the A-12 contract and are required to repay all unliquidated progress payments, additional losses of approximately $675, plus interest, may be recognized by the company. This result is considered remote.

                     GENERAL DYNAMICS CORPORATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS

         OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                            June 30, 1996

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

   In response to this changing business environment, management initiated a program requiring its major businesses to be market leaders and to have "critical mass" - the appropriate size to retain key capabilities and ensure economies of scale, and sought to meet these criteria through mergers, acquisitions, or sales of businesses if necessary. In following this strategy, the company sold in prior years its Tactical Military Aircraft, Missile Systems and Space Launch Systems businesses. In 1995, the company acquired Bath Iron Works, a builder of surface combatant ships for the U.S. Navy. Effective March 29, 1996, the company purchased the assets of Teledyne Vehicle Systems (TVS), an operating unit of Teledyne Inc. TVS specializes in combat vehicles as well as mobility systems, suspension technology, and diesel engines for armored vehicle markets world-wide. The acquisition brings the company's share of the U.S. Army's Crusader Advanced Field Artillery System (Crusader) program to approximately 25 percent. The operating results of TVS are being reported in the company's Armored Vehicles segment beginning in the second quarter.

Legislative Developments

   Marine Group. For fiscal year 1997 (FY97), the President's budget submission included $700 of the remaining $800 funding required for the third Seawolf, and funding for the continued design and long-lead materials for construction of the first ship of the New Attack Submarine (NSSN) program. Construction of the third Seawolf provides the level of activity necessary to maintain operation of all Electric Boat's facilities until construction of the first NSSN begins in 1998. Current Department of Defense (DoD) plans call for a total of 30 ships in the NSSN program. Congressional directives require that the first four NSSNs be equally allocated between Electric Boat and its competitor, with competition on subsequent ships to begin in 2003.

   Also in FY97, the President is requesting funding to complete a two year procurement of six DDG 51 destroyers, three of which were allocated to the company in June. Finally, the President's FY97 budget includes additional research and development funding for the Navy's new arsenal ship, which represents the potential for additional ship construction for Bath Iron Works. Funding was previously obtained for the design and construction of the lead ship in the LPD 17 class amphibious assault ship program which is to be awarded later in 1996. Bath Iron Works is teamed with other major contractors competing for the LPD 17, which the Navy anticipates to be a 12-ship program.

   Armored Vehicles. The U.S. Army has begun a program to upgrade over 1,000 of its M1 Abrams tanks to the M1A2 configuration by the year 2003. For FY97, the President is requesting funding for the multi-year contract, which the company signed in July. This multi-year contract should stabilize domestic tank production and provide the foundation for further international opportunities. In June, the company won a competition for the AAAV development program.
Funding was requested for this program, and the company believes there is strong support in Congress and that it is the Marine Corps' top priority. This development program is expected to be followed by a multibillion dollar production program in the next decade. Funding was also requested in the President's budget for three additional armored vehicle programs in which the company is participating. The first is a four-year program to upgrade Fox Nuclear, Biological and Chemical Reconnaissance System vehicles. The second is the Heavy Assault Bridge which is currently under development and is expected to enter production late in this decade. The third is the Crusader development program in which the company is teamed with one other contractor, and which could lead to a production program worth as much as $13 billion. Additional funding has also been proposed for the FY97 Single Channel Ground and Airborne Radio System (SINCGARS) procurement which the Army plans to dual source. The company was recently awarded a contract for 40% of the third competitive SINCGARS production bid.

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

Backlog

   The following table shows the approximate backlog of the company as calculated at June 30, 1996 and December 31, 1995:

                                          June 30        December 31
                                         1996                  1995
Marine Group                           $ 4,470            $ 3,671
Armored Vehicles                           847                959
Other                                      589                597

     Funded Backlog                    $ 5,906            $ 5,227

     Total Backlog                     $ 9,351            $ 7,386

   Funded backlog represents the total estimated remaining sales value of work that has been appropriated by Congress, and contracted and funded by the procuring agency. Funded backlog also includes amounts for long-term coal contracts. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming.

   During the second quarter, the company obtained definitive contracts for the construction of the third Seawolf submarine, as well as for the design of the NSSN. These contracts added $1.1 billion and $1.3 billion to total backlog, respectively. Also during the second quarter, the company received a $400 million firm contract for the construction of one of the three DDG 51 destroyers which the company was allocated, as discussed above. Subsequent to the end of the quarter, the company obtained a letter contract for the multiyear upgrade of M1 tanks. While not reflected in the backlog data reported above, this contract will add $1.5 billion to the company's total backlog during the third quarter.

Results of Operations

     The following table sets forth the net sales and operating earnings by business segment for the three and six month periods ending June 30, 1996 and July 2, 1995:


                         Three Month Period            Six Month Period
                                         Inc/                        Inc/
                        1996    1995    (Dec)      1996      1995   (Dec)
NET SALES:
Marine Group           $ 612   $ 410    $ 202     $1,226    $ 849   $ 377
Armored Vehicles         261     261        -        507      539    (32)
Other                     57      32       25         90       68      22
                       $ 930   $ 703    $ 227     $1,823    $1,456  $ 367

OPERATING EARNINGS:
Marine Group           $  55   $  47    $   8     $  109    $  96   $  13
Armored Vehicles          35      35        -         68       71     (3)
Other                    (1)     (6)        5        (5)     (12)       7
                       $  89   $  76    $  13     $  172    $ 155   $  17

Marine Group

     Net sales and operating earnings increased during the three and six month periods due primarily to the acquisition of Bath Iron Works. For a discussion of the accounting for this transaction and related information, see Note C to the Consolidated Financial Statements. The operating results of Bath Iron Works have been included with those of the company from the closing date, September 13, 1995. Also during the three and six month periods, construction activity on the Trident and Los Angeles class submarine programs decreased, but were offset by increased engineering and design work on the NSSN and by the increase in the earnings rate on the Trident program in the second quarter of 1995.

Armored Vehicles

     Net sales and operating earnings decreased during the six month period due primarily to decreased M1 tank production resulting from the delivery of the final M1A2 tank to Kuwait in the first quarter of 1996. This decrease was partially offset in the second quarter by the acquisition of TVS.

Other

     Net sales increased during the three and six month periods due to the reclassification of the company's Material Service business to continuing operations beginning in the second quarter of 1996 (for further discussion see Note G). Operating earnings increased during the three and six month periods due primarily to extension of the leases held by the company's Ship Financing business.

Discontinued Operations

     The company reported earnings from discontinued operations of $13 in the second quarter of 1995. These earnings were attributable primarily to the MD-11 program at the company's Commercial Aircraft Subcontracting business. As described in Note G, the Commercial Aircraft Subcontracting business ceased operations in the first quarter of 1996 after the delivery of its final shipset, and the remaining operations of the company's Material Service business were reclassified to continuing operations in the second quarter of 1996.

General and Administrative Expenses

     General and administrative expenses increased during the three and six month periods due primarily to the acquisition of Bath Iron Works. However, general and administrative expenses as a percentage of net sales have decreased period over period.

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


Financial Condition

Operating Activities

     Net cash provided by continuing operations increased this year over last year due primarily to the change in the amount the company invested in marketable securities classified as trading per SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities". Net cash provided by discontinued operations decreased this year over last year due primarily to the company's Commercial Aircraft Subcontracting business ceasing operations in January 1996 and the resulting higher tax payments associated with the delivery of its final shipset.

     For a discussion of environmental matters and other contingencies, see Note H to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not deemed to be material to the company's financial condition or results of operations.

Investing Activities

     As discussed in Note B, the company has purchased available-for-sale securities in order to favorably affect the performance of its investment portfolio. Those securities with maturities longer than one year are classified as noncurrent assets. Although the maturities extend beyond one year, the securities are still available currently to fund internal and external investment opportunities.

     As previously discussed, the company acquired TVS on March 29, 1996, for $55 in cash.

Financing Activities

     The Title XI Bonds issued by the company's finance operations were retired in 1996. This retirement was financed by the private placement of new, non-callable bonds which are also non-recourse to the company. The refinancing has no material impact on the company's results of operations or financial condition.

     The company's Board of Directors increased the regular quarterly dividend on the company's common stock from $0.375 to $0.41 per share in March 1996. This increase reflects the Board's confidence in the sustainability of the cash flows generated by the company's continuing operations.

     In 1994, the company's Board of Directors reconfirmed management's authority to repurchase, at its discretion, up to 3 million shares of the company's common stock. As of June 30, 1996, the company had repurchased approximately 600,000 shares. During July 1996, the company repurchased approximately 300,000 additional shares.

     The company expects to generate sufficient funds from operations to meet both its short and long-term liquidity needs. In addition, the company has the capacity for long-term borrowings and currently has a committed, short-term $600 line of credit.

                               PART II

                     GENERAL DYNAMICS CORPORATION

                          OTHER INFORMATION

                            June 30, 1996

Item 1.   Legal Proceedings

        Reference is made to Note H, Commitments and Contingencies, which is incorporated herein by reference, for a statement relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company, for which proxies were solicited pursuant to Regulation 14, was held on May 1, 1996.

(b) & (c) A brief discussion of each matter voted upon and the number of votes cast is as follows:

          Matter                             Votes Cast
                               For      Against   Abstain    Non-Votes
          Election of Directors:

          Carlucci, F.C.   55,757,811              676,988
          Chabraja, N.D.   55,378,698            1,056,101
          Crown, J.S.      55,828,568              606,231
          Crown, L.        55,719,995              714,804
          Goodman, C.H.    55,725,429              709,370
          Mellor, J.R.     55,732,400              702,399
          Sullivan, G.R.   55,743,864              690,935
          Trost, C.A.H.    55,714,626              720,173

          Selection of Independent
             Auditors      56,086,831    204,221   143,747

          Shareholders Proposal
             Regarding:
          Composition of
            Board          8,318,065  42,851,077  923,146   4,342,511

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit 11, Statement Re Computation of Per Share Earnings

 (b)      Reports on Form 8-K

          None.


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





Dated   August 13, 1996