Form 10-Q/A
period 1996-09-29
GENERAL DYNAMICS CORP
filed 1996-11-12
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                             FORM 10-Q/A

           (Mark One)
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 29, 1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $1 par value - November 1, 1996         63,075,241

                               PART II

                     GENERAL DYNAMICS CORPORATION

                          OTHER INFORMATION

                          September 29, 1996

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

Dated   November 12, 1996