Form 10-K
period 1996-12-31
GENERAL DYNAMICS CORP
filed 1997-03-21
CIK 40533

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
Title of Each Class                                   on Which Registered
-------------------                                 -----------------------
Common Stock, $1.00 Par Value                       New York Stock Exchange
                                                    Chicago Stock Exchange
                                                    Pacific Stock Exchange

9.95% Debentures Due 2018                           New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                                -        -

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
                             ---
         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,560,534,408 at March 10, 1997, calculated in accordance with the Securities and Exchange Commission rules as to beneficial ownership.

         63,267,990 shares of the registrant's common stock were outstanding at March 10, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Parts I and II incorporate information from certain portions of the registrant's Annual Report to security holders for the fiscal year ended December 31, 1996 (1996 Shareholder Report).

         Part III incorporates information from certain portions of the registrant's definitive Proxy Statement for the 1997 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

================================================================================

                          GENERAL DYNAMICS CORPORATION

                                     INDEX

PART I                                                                                        PAGE
                                                                                              ----

    Item 1.                       Business                                                     1
    Item 2.                       Properties                                                   6
    Item 3.                       Legal Proceedings                                            7
    Item 4.                       Submission of Matters to a Vote of Security Holders          7
    Supplementary
         Item.                    Executive Officers of the Company                            7


PART II

    Item 5.                       Market for the Company's Common Equity and
                                    Related Shareholder Matters                                9
    Item 6.                       Selected Financial Data                                      9
    Item 7.                       Management's Discussion and Analysis of
                                    Financial Condition and Results of Operations              9
    Item 8.                       Financial Statements and Supplementary Data                  9
    Item 9.                       Changes in and Disagreements with Accountants on
                                    Accounting and Financial Disclosure                        9


PART III

    Item 10.                      Directors and Executive Officers of the Registrant           9
    Item 11.                      Executive Compensation                                       9
    Item 12.                      Security Ownership of Certain Beneficial Owners
                                      and Management                                           9
    Item 13.                      Certain Relationships and Related Transactions              10


PART IV

    Item 14.                      Exhibits, Financial Statement Schedules and
                                      Reports on Form 8-K                                     10

SIGNATURES                                                                                    11

                                     PART I

ITEM 1.        BUSINESS

INTRODUCTION

         The primary business of General Dynamics (the company) is supplying weapons systems and services to the U.S. government and its allies. The company is a Delaware corporation formed in 1952 as successor to the Electric Boat Company. Two of the company's primary operating units, General Dynamics Land Systems Inc. and Bath Iron Works Corporation, were acquired in 1982 and 1995, respectively. On January 1, 1997, the company acquired the assets of Defense Systems and Armament Systems, formerly business units of Lockheed Martin Corporation. In addition, the company operates other smaller businesses.

         After divesting its tactical military aircraft, missile systems and space launch systems businesses, the company comprises two major business segments: Marine and Combat Systems Groups, as well as miscellaneous businesses classified as Other. The Marine Group includes Electric Boat Corporation (Electric Boat), Bath Iron Works Corporation (BIW) and American Overseas Marine Corporation (AMSEA). The Combat Systems Group, formerly the Armored Vehicles segment, includes General Dynamics Land Systems Inc. (Land Systems), General Dynamics Defense Systems, Inc. (Defense Systems) and General Dynamics Armament Systems, Inc. (Armament Systems). The Other business segment includes Freeman Energy Corporation (Freeman Energy), Material Service Corporation (Material Service) and Patriot I, II and IV Shipping Corporations (Patriots).
Information on revenues, operating profit or loss and identifiable assets attributable to each of the company's three business segments is included in Note Q to the Consolidated Financial Statements on page 36 of the 1996 Shareholder Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 1996, and is incorporated herein by reference. A description of the company's products and services, competition, and other related information follows.

PRODUCTS AND SERVICES

         MARINE GROUP. Electric Boat designs and builds nuclear submarines for the U.S. Navy, having contracts for the design of the New Attack Submarine
(NSSN), and for construction of the final Ohio class ballistic missile submarine (Trident) and three Seawolf class attack submarines (Seawolf). In addition, Electric Boat performs a broad range of engineering work including advanced research and technology development, systems and component design evaluation, prototype development and logistics support to the operating fleet. Electric Boat also serves as ship integrator for certain components and subassemblies of the submarines, such as electronic equipment. Net sales were $1,443, $1,567 and $1,678 in 1996, 1995 and 1994, respectively.

         BIW has contracts for the construction of 11 Arleigh Burke class destroyers (DDG 51) and plays a lead role in providing design, engineering, and ongoing life cycle support services for DDG 51 class ships. BIW is a member of a three-contractor team which was recently selected to design and build the Navy's new class of amphibious transport ships (LPD 17), and is the leader of a team participating in the design of the Navy's arsenal ship. Net sales were $791 in 1996.

         AMSEA provides ship management services for five of the U.S. Navy's Maritime Prepositioning Ships (MPS), nine of the U.S. Maritime Administration's Ready Reserve Force ships (RRF) and two U.S. Maritime Army War Reserve vessels (AWR-3). The MPS are under five-year contracts of which three were renewed in 1995, and two were renewed in 1996. These contracts are renewable through the year 2011. The RRF ships are in the fourth year of their five-year contracts. The MPS and AWR-3 vessels operate worldwide; the RRF vessels are located on the east, gulf and west coasts of the United States.

         COMBAT SYSTEMS GROUP. Land Systems designs and manufactures the M1 Series Abrams Main Battle Tank for the U.S. Army, U.S. Marine Corps and various foreign governments. Land Systems also performs engineering and upgrade work, and provides support for existing armored vehicles. Production of the M1A1, a version of the M1 that incorporates increased firepower, additional crew protection features and improved armor, was initiated in 1985. Production of the M1A2, the latest version of the M1 that incorporates battlefield management systems aimed at providing improved fighting ability, as well as improved survivability of the tank's four crew members, was initiated in 1992. Land Systems has a multiyear contract with the U.S. Army to upgrade 120 tanks per year for the next four years from the M1 to the M1A2 version.

         In addition to its tank production, Land Systems participates in four other armored vehicle programs. The first is the Advanced Amphibious Assault Vehicle (AAAV) program for which Land Systems was recently awarded a development contract, including design and construction of at least three prototypes. The second is a four-year program to upgrade 62 Fox Nuclear, Biological and Chemical Reconnaissance System vehicles. The third is the Heavy Assault Bridge program which is currently under development and is expected to enter production late in this decade. The fourth is the Crusader Self-Propelled Howitzer development program of which the company's share is approximately 25 percent. Teamed with Tadiran Ltd. of Israel, Land Systems is also a producer of the Single Channel Ground and Airborne Radio System (SINCGARS).

         To extend its product lines, Land Systems purchased the assets of Teledyne Vehicle Systems (Muskegon Operations) in March 1996. Muskegon Operations specializes in combat vehicles as well as mobility systems, suspension technology and diesel engines for armored vehicle markets world-wide.

         The recent acquisition of Defense Systems and Armament Systems expands the company's participation in armored vehicles from heavy tanks to light vehicles, and from full platforms to major subsystems. Defense Systems builds light vehicles, turrets and transmissions for combat vehicles, as well as missile guidance and naval fire control systems. Armament Systems designs, develops and produces advanced gun and ammunition handling systems based on the Gatling principal for application on fixed-wing aircraft, helicopters, surface vehicles and naval ships. General Dynamics Ordnance Systems, Inc., a subsidiary of Armament Systems, is a leader in the production of ammunition and ordnance products and operates the Milan Army Ammunition Plant in Milan, Tennessee, for the U.S. Army.

         OTHER. Freeman Energy mines coal, producing approximately 5 million tons in each of the last three years. Freeman Energy owns or leases rights to over 600 million tons of coal reserves in Illinois.

         Material Service is engaged in the mining and sale of aggregates (e.g. stone, sand and gravel) for use in the construction of highways and other infrastructure projects, and for commercial and residential building construction primarily in northern and central Illinois. This business is cyclical and seasonal in nature, and therefore, sales and earnings fluctuate.

         Patriots are financing subsidiaries that lease liquefied natural gas tankers to a nonaffiliated company.

COMPETITION

     Historically, competition for U.S. government defense contracts was characterized by a number of major companies competing for a variety of weapon system contracts. The customer's procurement policy generally required competitive bids based on strict product specifications. In addition, the customer often awarded more than one company contracts in order to ensure competition on subsequent contracts.

     In recent years, due to reduced defense spending, the industry has consolidated through mergers and acquisitions to maintain critical mass resulting in fewer and larger competitors. With fewer programs available to win, companies frequently have formed strategic alliances to become more competitive in pursuing these programs. The customer faces challenges due to the reduction in available procurement funds as it must address industrial base issues while assessing competing needs between and among the various branches of the service. Finally, Congress continues to be very influential in its role of selecting which programs to fund and at what level based on limited budget dollars. As a result, the defense procurement policy is evolving and will be affected by these various and sometimes conflicting factors.

     A discussion of competition on individual programs is included in Management's Discussion and Analysis of the Results of Operations and Financial Condition on pages 18 through 22 of the 1996 Shareholder Report, filed as
Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

GENERAL INFORMATION

U. S. Government Contracts

         The company's net sales to the U.S. government include Foreign Military Sales (FMS). FMS are sales to foreign governments through the U.S. government, whereby the company contracts with and receives payment from the U.S. government and the U.S. government assumes the risk of collection from the customer. The company's largest FMS sales are M1 tanks and related services, including training in operation and maintenance, and other logistical support. U.S. government sales were as follows (excluding discontinued operations; dollars in millions):

                                                                     Year Ended December 31
                                                            --------------------------------------
                                                              1996           1995             1994
                                                            ------         ------           ------
                 Domestic                                   $3,051         $2,422           $2,190
                 FMS                                           261            476              690
                                                            ------         ------           ------
                     Total U.S. government                  $3,312         $2,898           $2,880
                                                            ======         ======           ======
                 Percent of net sales                           92%            94%              94%

         All U.S. government contracts are terminable at the convenience of the U.S. government, as well as for default. Under contracts terminable at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminated for default generally provide that the U.S. government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In 1991, the U.S. Navy terminated for default a contract with the company and McDonnell Douglas Corporation for the full-scale development of the U.S. Navy's A-12 aircraft. In December 1995 the U.S. Court of Federal Claims issued an order converting the termination for default to a termination for convenience. For further discussion, see Note N to the Consolidated Financial Statements on page 33 of the 1996 Shareholder Report, filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

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

Foreign Sales and Operations

         The major portion of sales and operating earnings of the company for the past three years was derived from operations in the United States. Although the company purchases supplies from and subcontracts with foreign companies, it has no substantial operations in foreign countries. The majority of foreign sales are made as FMS through the U.S. government, but certain direct foreign sales are made of components and support services. Direct foreign sales were $38, $29 and $32 in 1996, 1995 and 1994, respectively. Direct foreign sales are expected to increase in 1997 with the acquisition of Armament Systems and Defense Systems, which generated sales of $53 and $32 respectively in the international market in 1996.

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

Research and Development

         Research and development activities in the Marine and Combat Systems Groups are conducted principally under U.S. government contracts. These research efforts are concerned with developing products for large systems development programs or performing work under research and development technology contracts. In 1996, the company experienced a decline in customer-sponsored expenditures for research and development due primarily to the NSSN program at Electric Boat moving to the design phase. In addition, the defense businesses engage in independent research and development, of which a significant portion is recovered through overhead charges to U.S. government contracts.

         The table below details expenditures for research and development (excluding discontinued operations; dollars in millions):

                                                                     Year Ended December 31
                                                              ---------------------------------
                                                              1996           1995          1994
                                                              ----           ----          ----
                 Company-sponsored                            $ 38           $ 25          $ 30
                 Customer-sponsored                             89            178           246
                                                              ----           ----          ----
                                                              $127           $203          $276
                                                              ====           ====          ====

Backlog

     Summary backlog information for each business segment follows:




                                                              December 31                   1996 Backlog
                                                      --------------------------             Not Filled
                                                           1996             1995              in 1997
                                                      ---------          -------              -------
Marine Group                                            $ 7,566           $5,686               $5,123
Combat Systems Group                                      2,057            1,103                1,255
Other                                                       727              597                  666
                                                        -------           ------               ------
       Total Backlog                                    $10,350           $7,386               $7,044
                                                        =======           ======               ======
       Funded Backlog                                   $ 6,161           $5,227               $3,308
                                                        =======           ======               ======

         Total backlog represents the estimated remaining sales value of work primarily performed under authorized U.S. government contracts. Funded backlog represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. Total backlog also includes amounts for long-term coal contracts. For further discussion, see Management's Discussion and Analysis of the Results of Operations and Financial Condition on pages 18 through 22 of the 1996 Shareholder Report, filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

Environmental Controls

         The 1990 Clean Air Act (Act) had a significant impact on Freeman Energy. The Act requires, among other things, a phased reduction in sulfur dioxide emissions by coal burning facilities. Virtually all of the coal in Freeman Energy's Illinois basin mines has medium or high sulfur content. Freeman Energy's two long-term contract customers have clean coal technologies which allow for utilization of Freeman Energy's coal under the new regulations. Freeman Energy has targeted customers with clean coal technology to mitigate the impact of regulations in the near term. The long-term impact of the Act is not known.

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

         Additional information relating to the impact of environmental controls is included under the caption "Environmental" in Note M to the Consolidated Financial Statements on page 32 of the 1996 Shareholder Report, filed as Exhibit 13 to this Annual Report on Form 10-K, and is incorporated herein by reference.

Patents

         Numerous patents and patent applications are owned by the company and utilized in its development activities and manufacturing operations. In many cases, however, the U.S. government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the government may use or authorize others to use the inventions covered by the patents. Pursuant to similar arrangements, the government may consent to the company's use of inventions covered by patents. Patents and licenses are important in the operation of the company's business, as one of management's key objectives is developing and providing its customers with advanced technological solutions.

Employees

         At December 31, 1996, the company had approximately 23,100 employees, of whom approximately 60 percent were covered by collective bargaining agreements with various unions, the most significant of which are the International Association of Machinists and Aerospace Workers, the Industrial Union of Marine and Shipbuilding Workers of America, the Metal Trades Council of New London, Connecticut, the United Auto Workers Union, the Office and Professional Employees International Union and the United Mine Workers of America. During 1997, bargaining agreements with the United Auto Workers Union and the Industrial Union of Marine and Shipbuilding Workers of America are scheduled to expire and are subject to negotiations with the respective unions.

ITEM 2.        PROPERTIES

         A summary of floor space at the main facilities of the Marine and Combat Systems Groups follows (square feet in millions):

                                            COMPANY                            GOVERNMENT
                                             OWNED            LEASED           FURNISHED
                                          FACILITIES        FACILITIES         FACILITIES           TOTAL
                                       ---------------    -------------      --------------      -------------
 MARINE GROUP:

   Electric Boat
      Groton, Connecticut                          2.6                                                   2.6
      Quonset Point, Rhode Island                  0.4              1.1                                  1.5
      Avenel, New Jersey                           0.4                                                   0.4


   Bath Iron Works
      Bath, Maine                                  1.1                                                   1.1
      East Brunswick, Maine                        0.6                                                   0.6
      Portland, Maine                                               0.1                                  0.1
                                                ------           ------              ------           ------

 TOTAL MARINE GROUP                                5.1              1.2                 0.0              6.3
                                                ======           ======              ======           ======



 COMBAT SYSTEMS GROUP:


   Land Systems
      Lima, Ohio                                                                        1.6              1.6
      Muskegon, Michigan                           1.0                                                   1.0
      Scranton, Pennsylvania                                        0.3                                  0.3
      Woodbridge, Virginia                         0.1                                                   0.1
      Tallahassee, Florida                                          0.1                                  0.1


                                                ------           ------             -------          -------

 TOTAL COMBAT SYSTEMS GROUP                        1.1              0.4                 1.6              3.1
                                                ======           ======             =======          =======



         OTHER. Freeman Energy operates three underground mines and one surface mine in Illinois. The Orient No. 6 underground mine was idled in early 1997. Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output.

         Material Service operates several stone quarries, as well as sand and gravel pits and yards in the Chicago, Illinois area for its aggregates business.

         REAL ESTATE HELD FOR DEVELOPMENT. As part of the sale of businesses, certain related properties were retained by the company. These properties have been segregated on the Consolidated Balance Sheet as real estate held for development. The company has retained outside experts to support the development of plans which are intended to maximize the market value of these properties. These properties include 232 acres in Kearny Mesa and 2,420 acres in Sycamore Canyon, both of which are in San Diego, California; and 363 acres in Rancho Cucamonga, California. Most of this property is undeveloped. The company owns 700,000 square feet of building space at Rancho Cucamonga and 200,000 square feet of building space at Sycamore Canyon. The buildings at Kearny Mesa are currently in the process of demolition in preparation for development activity.

ITEM 3.        LEGAL PROCEEDINGS

         The information under the captions "Litigation" and "Environmental" in Note M and the information in Note N to the Consolidated Financial Statements appearing on pages 31 through 33 of the 1996 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the company's security holders during the fourth quarter of the year ended December 31, 1996.


SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

         The name, age, offices and positions held for the last five years of the company's executive officers who are not directors are as follows:

                                                                                                   AGE AT
                                                                                                 DECEMBER 31
                                         NAME, POSITION AND OFFICE                                  1996
                                         -------------------------                            ---------------
David D. Baier -- Vice President Taxes since August 1995; Staff Vice President Taxes                 42
    March 1994 -- August 1995; Corporate Tax Counsel and Director of Planning
    and Litigation September 1991 -- March 1994

G. Kent Bankus -- Vice President Government Relations since April 1993; Staff Vice President         54
    Aerospace Programs and Field Offices July 1991 -- April 1993

Edward C. Bruntrager -- Vice President and General Counsel since March 1994; Assistant General       49
    Counsel January 1987 -- March 1994

Allan C. Cameron --  Vice President of the company and President of Bath Iron Works since            50
    March 1996; Executive Vice President and Chief Operating Officer of Bath Iron Works
    July 1994 -- March 1996; Facility Manager of Electric Boat May 1993 -- June 1994;
    Director of Operations of Electric Boat January 1989 -- May 1993

Gordon R. England -- Executive Vice President of the Combat Systems Group since March 1997;          59
    President - Lockheed Fort Worth March 1993 --  March 1995; Executive Vice President
    of the company and President - Aircraft Systems of the Fort Worth Division
    July 1991 -- March 1993

David H. Fogg -- Staff Vice President and Treasurer since November 1994; Staff Vice President        41
    and Assistant Treasurer May 1994 -- November 1994; Corporate Director of Finance and
    Assistant Treasurer January 1994 -- May 1994; Corporate Director of Risk Management
    November 1991 -- January 1994

Paul A. Hesse  -- Vice President Communications and Secretary since February 1996; Vice President    55
    Communications May 1991 -- February 1996

Raymond E. Kozen  --  Vice President Planning and Analysis since March 1997; Staff Vice President    55
    for Special Projects December 1987  -- March 1997

Kenneth J. Leenstra -- Vice President of the company and President of Armament Systems               59
    since February 1997; President of Armament Systems - Lockheed Martin
    January 1990 -- January 1997

                                                                                                   AGE AT
                                                                                                 DECEMBER 31
                                         NAME, POSITION AND OFFICE                                  1996
                                         -------------------------                            ---------------
Michael J. Mancuso -- Senior Vice President and Chief Financial Officer                              54
    since March 1997; Vice President and Chief Financial Officer November 1994 --
    March 1997; Vice President and Controller May 1994 -- November 1994; Division
    Vice President and Chief Financial Officer of Land Systems September 1993 -- May 1994;
    Vice President and Controller - Commercial Engine Business, Pratt & Whitney,
    United Technologies Corporation (UTC) July 1992 -- September 1993; Vice President -
    Finance and Administration, Hamilton Standard, UTC August 1989 -- July 1992

Daniel P. Schmutte --  Vice President of the company and President of Defense Systems                46
    since February 1997; Vice President Operations August 1995 - February 1997;
    Staff Vice President and Assistant to the President/Chief Executive Officer
    June 1993 -- August 1995; Assistant to the President December 1990 -- June 1993

John W. Schwartz -- Staff Vice President and Controller since November 1994; Corporate Director      40
    of Accounting July 1992 -- November 1994; Vice President- Corporate Accounting of MNC
    Financial, Inc. February 1988 -- June 1992

Henry J. Sechler -- Vice President International Business Development since August 1991              64

James E. Turner, Jr. -- Executive Vice President of the Marine Group since October 1995;             62
    Executive Vice President of the company and President of Electric Boat April 1993 --
    October 1995; Executive Vice President of the Marine, Land Systems and Services Group
    February 1991 -- April 1993

Arthur J. Veitch --  Vice President of the company and President of Land Systems since               50
    February 1997; Vice President of the company and Senior Operating Officer of
    Land Systems August 1995 -- February 1997; Division Vice President and General Manager
    of the Convair Division August 1992 -- August 1995; Division Vice President and Program
    Director - Aircraft Programs of the Convair Division May 1991 -- August 1992

John K. Welch --  Vice President of the company and President of Electric Boat since                 46
    October 1995; Division Vice President Programs and Planning of Electric Boat
    April 1994 -- October 1995; Division Vice President Program Management and
    Development of Electric Boat June 1989 -- April 1994

W. Peter Wylie --  Vice President Human Resources and Administration since August 1995;              57
    Group Vice President - Hughes Missile Systems Company August 1992 -- January 1995;
    Division Vice President Human Resources of the company's Missiles and Electronics Group
    May 1991 -- August 1992

Michael W. Wynne -- Senior Vice President International, Planning and Business Development           52
    since March 1997; Vice President and General Manager of Lockheed Martin, Martin
    Marietta Astronautics Division May 1994 -- February 1997; Vice President of the
    company and President of the Space Systems Division August 1992 -- May 1994;
    Corporate Vice President and General Manager of the Space Systems Division  March 1991
    -- August 1992

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

                                    PART II

ITEM 5.        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS

         The company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

         The high and low market price of the company's common stock and the cash dividends declared for each quarterly period during the two most recent fiscal years are included in Note R to the Consolidated Financial Statements appearing on page 37 of the 1996 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, and are incorporated herein by reference.

         There were 22,129 common shareholders of record of the company's common stock at December 31, 1996.

ITEM 6.        SELECTED FINANCIAL DATA

         The information appearing on page 39 of the 1996 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information appearing on pages 18 through 22 of the 1996 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information appearing on pages 23 through 39 of the 1996 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required to be set forth herein, except for a list of the executive officers other than directors that is provided in Part I of this report, is included under the caption "Election of Directors" in the company's definitive Proxy Statement which is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

         The information required to be set forth herein is included under the captions "Board of Directors and Board Committees" and "Executive Compensation" in the company's definitive Proxy Statement which is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required to be set forth herein is included under the captions "Election of Directors" and "Principal Shareholders" in the company's definitive Proxy Statement which is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required to be set forth herein is included under the captions "Employment Agreements and Other Arrangements" and "Transactions Involving Directors and Others" in the company's definitive Proxy Statement which is incorporated herein by reference.

                                    PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. Financial Statements

         The Report of Independent Public Accountants and Consolidated Financial Statements appearing in the 1996 Shareholder Report on the pages listed in the following index are included in this Annual Report on Form 10-K as Exhibit 13, and are incorporated herein by reference.

                                                                                                   Page of
                                                                                                    1996
                                                                                                 Shareholder
                                                                                                   Report
                                                                                                ------------
                Report of Independent Public Accountants                                             38

                Consolidated Financial Statements:

                     Consolidated Statement of Earnings                                              23

                     Consolidated Balance Sheet                                                      24

                     Consolidated Statement of Cash Flows                                            25

                     Consolidated Statement of Shareholders' Equity                                  26

                     Notes to Consolidated Financial Statements (A to R)                            27-37


             2.  Financial Statement Schedules

         No schedules are submitted because they are either not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

             3. Exhibits--See Index on pages 12 and 13 of this Annual Report on Form 10-K.

         (b)   Reports on Form 8-K

         There were no reports on Form 8-K filed during the fourth quarter of 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GENERAL DYNAMICS CORPORATION

                                      By:  /s/ John W. Schwartz
                                           --------------------
                                           John W. Schwartz
                                           Staff Vice President and Controller
March 21, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 21, 1997, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/James R. Mellor                                 Chairman, Chief Executive Officer and Director
------------------                                 (Principal Executive Officer)
James R. Mellor

/s/ Nicholas D. Chabraja                           Vice Chairman and Director
------------------------
Nicholas D. Chabraja

/s/ Michael J. Mancuso                             Senior Vice President and Chief Financial Officer
----------------------                             (Principal Financial Officer)
Michael J. Mancuso

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

               *                                   Director
-----------------------
James S. Crown

               *                                   Director
-----------------------
Lester Crown

               *                                   Director
-----------------------
Charles H. Goodman

               *                                   Director
-----------------------
Gordon R. Sullivan

               *                                   Director
-----------------------
Carlisle A. H. Trost

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


                                                   /s/ Paul A. Hesse
                                                   -----------------
                                                   Paul A. Hesse
                                                   Secretary

                               INDEX TO EXHIBITS

   Note        Exhibit
  Number       Number                                        Description
  ------       ------                                        -----------
   (5)          3-1A          --Restated Certificate of Incorporation, effective May 21, 1991
                3-2C          --Bylaws as amended effective August 7, 1996
                4             --Letter re agreement to furnish copy of indenture
   (1)         10-1A          --Amendment of Mining Leases between American National Bank and Trust of Chicago, Trustee, and La Salle National Bank, Trustee, to Freeman Coal Mining
                                Corporation, dated January 1, 1960
   (1)         10-1B          --Amendatory Agreement between Freeman United Coal Mining Company and American
                                National Bank and Trust Company, as Trustee, and La Salle National Bank, as Trustee,
                                dated January 1, 1975
   (3)         10-6A          --General Dynamics Corporation Incentive Compensation Plan adopted February 3, 1988, approved by the shareholders on May 4, 1988
   (4)         10-6B          --General Dynamics Corporation Incentive Compensation Plan (as amended), approved by shareholders on May 1, 1991
   (2)         10-7D          --Facilities Contract DAAE07-83-E-A007 dated January 29, 1983, between
                                General Dynamics Land Systems, Inc. and the United States relating to government-owned equipment at the Scranton Defense Plant, Eynon, Pennsylvania
   (4)         10-7E          --Facilities Contract DAAE07-90-E-A001 dated June 24, 1990, between General Dynamics
                                Land Systems, Inc. and the United States relating to government-owned facilities and equipment at the Lima Army Tank Plant, Lima, Ohio
   (7)         10-8B          --General Dynamics Corporation Retirement Plan for Directors adopted March 6, 1986, as amended May 5, 1993
               10-14A         --Lease Agreement dated December 20, 1996, between Electric Boat Corporation and the
                                Rhode Island Economic Development Corporation
   (6)         10-18          --Employment Agreement between the company and James R. Mellor dated as of
                                March 17, 1993
   (9)         10-18A         --Amendment to employment agreement between the company and James R. Mellor dated as of
                                October 3, 1995
               10-18B         --Amendment to employment agreement between the company and James R. Mellor dated  as of
                                November 5, 1996
   (6)         10-22          --Form of Agreement entered into in 1993 between the company and Corporate Officers who were being retained in employment with the company
   (8)         10-24          --Asset Purchase Agreement, dated August 17, 1995, between the company and Bath Iron Works
                                Corporation
   (9)         10-25          --Lease Agreement dated January 14, 1982, between Bath Iron Works Corporation and the City of
                                Portland, Maine, relating to pier facilities in the Portland, Maine harbor
   (9)         10-26          --Lease Agreement dated January 14, 1982, between Bath Iron Works Corporation and the State of
                                Maine, relating to a dry dock facility in the Portland, Maine harbor
   (9)         10-27          --Form of Employment Agreement pertaining to change of control entered into between the company and key executives
  (10)         10-28          --Asset Purchase and Sale Agreement, dated November 6, 1996, as amended December 20, 1996, between the company and Lockheed Martin Corporation
               10-29          --Employment agreement between the company and Nicholas D. Chabraja dated
                                November 12, 1996
               10-30          --General Dynamics Corporation Incentive Compensation Plan adopted by the board of directors as of February 5, 1997

                               INDEX TO EXHIBITS

  Note         Exhibit
Number         Number                                        Description
------         ------                                        -----------
               11             --Statement re computation of per share earnings
               13             --1996 Shareholder Report (pages 18 through 39)
               21             --Subsidiaries
               23             --Consent of Independent Public Accountants
               24             --Power of Attorney of the Board of Directors
               27             --Financial Data Schedule


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

 (8) Filed as an exhibit to the company's current report on Form 8-K filed with the Commission September 28, 1995, and incorporated herein by reference.

 (9) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1995, and filed with the Commission March 21, 1996, and incorporated herein by reference.

(10) Filed as an exhibit to the company's current report on Form 8-K filed with the Commission January 15, 1997, and incorporated herein by reference.