Form 10-Q
period 1997-03-30
GENERAL DYNAMICS CORP
filed 1997-05-09
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-Q

           (Mark One)
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 30, 1997

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


       3190 Fairview Park Drive, Falls Church, Virginia 22042-4523
             (Address of principal executive offices)(Zip Code)


                           (703)  876-3000
        Registrant's telephone number, including area code


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X
No       .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $1 par value - May 2, 1997             62,444,820



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

                                PART I
                     GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED BALANCE SHEET

                             (UNAUDITED)

                        (Dollars in millions)

                                        March 30           December 31
                                         1997                1996
ASSETS

CURRENT ASSETS:
Cash and equivalents                    $    65             $   516
Marketable securities                       304                 378
                                            369                 894
Accounts receivable                         144                  97
Contracts in process                        726                 558
Other current assets                        301                 309
Total Current Assets                      1,540               1,858

NONCURRENT ASSETS:
Marketable securities                       296                 261
Leases receivable - finance operations      204                 204
Real estate held for development            149                 147
Property, plant and equipment, net          517                 441
Intangible assets                           481                 165
Other assets                                257                 223
Total Noncurrent Assets                   1,904               1,441
                                        $ 3,444             $ 3,299

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                        $   183             $   182
Other current liabilities                   734                 651
Total Current Liabilities                   917                 833

NONCURRENT LIABILITIES:
Long-term debt                               40                  38
Long-term debt - finance operations         115                 118
Other liabilities                           628                 596
Commitments and contingencies (See Note G)
Total Noncurrent Liabilities                783                 752

SHAREHOLDERS' EQUITY:
Common stock, including surplus (shares
   issued 84,387,336)                       118                 109
Retained earnings                         2,299               2,254
Treasury stock (shares held 1997,
  21,474,563; 1996, 21,285,157)            (672)               (650)
Unrealized gain (loss) on investments        (1)                  1
Total Shareholders' Equity                1,744               1,714
                                        $ 3,444             $ 3,299

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.


                     GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)
                                            Three Months Ended
                                        March 30           March 31
                                         1997                 1996

NET SALES                               $   941             $   893

OPERATING COSTS AND EXPENSES                839                 810

OPERATING EARNINGS                          102                  83

Interest, net                                 9                  13
Other income (expense), net                  (3)                  2

EARNINGS BEFORE INCOME TAXES                108                  98

Provision for income taxes                   37                  33

NET EARNINGS                            $    71             $    65

NET EARNINGS PER SHARE                  $  1.13             $  1.03

WEIGHTED AVERAGE SHARES
     OUTSTANDING (in millions)             63.1                63.2

DIVIDENDS PER SHARE                     $   .41             $   .41

SUPPLEMENTAL INFORMATION:
     General and administrative expenses
       included in operating costs
       and expenses                     $    78             $    56


The accompanying Notes to Unaudited Consolidated Financial
Statements are an integral part of this statement.


                     GENERAL DYNAMICS CORPORATION

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                             (UNAUDITED)

                        (Dollars in millions)

                                            Three Months Ended
                                        March 30            March 31
                                         1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                            $    71             $    65
Adjustments to reconcile net earnings
  to net cash provided by continuing
  operations -
Depreciation, depletion and
  amortization                               21                  13
Decrease (Increase) in -
     Marketable securities                  (12)                 55
     Accounts receivable                     10                 (33)
     Contracts in process                   (28)                 18
     Leases receivable-finance operations     -                   1
     Other current assets                     -                   3
Increase (Decrease) in -
     Accounts payable and other current
        liabilities                         (54)                (53)
     Current income taxes                    44                  78
     Deferred income taxes                  (7)                 (43)
Other, net                                    1                 (18)
Net cash provided by continuing
   operations                                46                  86
Net cash used by discontinued operations    (34)                 (9)
Net Cash Provided by Operating Activities    12                  77

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                      (450)                (55)
Purchases of available-for-sale
   securities                              (243)                  -
Sales/maturities of available-for-sale
   securities                               292                   2
Capital expenditures                        (10)                (10)
Other                                        (2)                  -
Net Cash Used by Investing Activities      (413)                (63)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt -
   finance operations                         -                 150
Repayment of debt - finance operations       (3)               (146)
Dividends paid                              (26)                (23)
Purchase of common stock                    (26)                  -
Other                                         5                  (5)
Net Cash Used by Financing Activities       (50)                (24)

NET DECREASE IN CASH AND EQUIVALENTS       (451)                (10)
CASH AND EQUIVALENTS AT BEGINNING OF
   PERIOD                                   516                 215
CASH AND EQUIVALENTS AT END OF PERIOD   $    65             $   205

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash payments for interest (including
   finance operations)                  $     2             $     4

The accompanying Notes to Unaudited Consolidated Financial
Statements are an integral part of this statement.


                     GENERAL DYNAMICS CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)

(A)  Basis of Preparation

      The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended March 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

      In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three month periods ended March 30, 1997 and March 31, 1996.

 (B) Acquisitions

      Effective March 29, 1996, the company purchased the assets of Teledyne Vehicle Systems (Muskegon Operations), formerly an operating unit of Teledyne Inc., for approximately $55 in cash. The transaction has been accounted for under the purchase method of accounting. Operating results of the Muskegon Operations are included with those of the company from the closing date.

      Effective January 1, 1997, the company purchased the assets of Defense Systems and Armament Systems, formerly operating units of Lockheed Martin Corporation, for approximately $450 in cash. Defense Systems builds light vehicles, turrets and transmissions for combat vehicles, as well as missile guidance and naval fire control systems. Armament Systems designs, develops and produces advanced gun, ammunition handling and air defense systems, and is a leader in the production of ammunition and ordnance products. The transaction has been accounted for under the purchase method of accounting. Operating results of Defense Systems and Armament Systems are included with those of the company from the closing date. Approximately $320, the excess of the purchase price over the estimated fair value of the net tangible assets acquired, has been recorded as intangible assets related to contracts and programs acquired and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from 30 to 40 years. This allocation was based on preliminary estimates and may be revised at a later date.

 (C) Intangible Assets

     Intangible assets consist of the following:

                                         March 30          December 31
                                         1997                1996
Intangible assets related to contracts
  and programs acquired                 $   370             $   149
Goodwill                                    111                  16
                                        $   481             $   165

Intangible assets are shown net of accumulated amortization of $14 and $10 at March 30, 1997 and December 31, 1996, respectively. Intangible assets related to all contracts and programs acquired are amortized on a straight-line basis over periods ranging from 25 to 40 years. Costs in excess of net assets acquired (goodwill) is amortized ratably over 40 years.

(D)  Liabilities

      A summary of significant liabilities, by balance sheet caption, follows:

                                         March 30           December 31
                                          1997                  1996
Workers' compensation                   $   236             $   239
Retirement benefits                         183                 179
Salaries and wages                           76                  68
Other                                       239                 165
     Other Current Liabilities          $   734             $   651

Accrued costs on disposed businesses    $   219             $   256
Retirement benefits                         126                 111
Coal mining related liabilities              77                  77
Other                                       206                 152
     Other Liabilities                  $   628             $   596



(E)  Income Taxes

      The company had a net deferred tax asset of $277 and $270 at March 30, 1997 and December 31, 1996, the current portion of which was $219 and $231, respectively, and was included in other current assets on the Consolidated Balance Sheet. No valuation allowance was required for the company's deferred tax assets at March 30, 1997 and December 31, 1996.

      Certain issues related to the IRS audit of the company's consolidated federal income tax returns for the years 1977 through 1986 were not resolved at the administrative level. Accordingly, in July 1994, the company received a Statutory Notice of Deficiency from the IRS which the company is contesting in the U.S. Tax Court. The company has accrued an amount which is expected to be adequate to cover any liability arising from this matter. Also, as part of the Tax Court litigation, the company is contesting the disallowance by the IRS of its refund claim for additional research and experimentation tax credits for the years 1981 through 1986. The company's position is that it is entitled to a tax credit for certain research performed pursuant to fixed price government contracts. The company believes that its position has been strengthened by the recent decision in Fairchild Industries v. United States, which held for the taxpayer on this issue. The resolution of the Tax Court litigation is expected to take several years.

 (F) Earnings Per Share

      As there is no material dilution, net earnings per share is based upon the weighted average number of common shares outstanding during each period.

(G)  Commitments and Contingencies

Litigation

     Claims made by and against the company regarding the development of the Navy's A-12 aircraft are discussed in Note H.

     On May 1, 1997, a jury in San Diego County rendered a verdict of $101 against the company in favor of 97 former Convair employees. In this lawsuit, Argo, et al. v. General Dynamics, the plaintiffs alleged that the company interfered with their right to join an earlier class action lawsuit and concealed its plans to close its Convair division. The jury awarded the plaintiffs a total of $1.8 in actual damages, and $99 in punitive damages. The company believes the jury verdict is not supported by the facts or the applicable law. The company will, therefore, ask the judge to enter judgment for the company notwithstanding the verdict, or, in the alternative order a new trial. The company will also ask the trial judge to exercise his discretion to substantially reduce or eliminate the punitive damage award. While the company is unable to assess the ultimate outcome of this matter, management currently believes it will not have a material impact on its results of operations or financial condition.

     General Dynamics Corporation was served with a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics and Lloyd Thompson, seeking a declaratory judgment and rescission of certain excess loss insurance contracts covering the company's self-insured workers' compensation program at its Electric Boat division for the period July 1, 1988 to June 30, 1992. The insurance contracts cover losses of up to $30 in excess of a $40 attachment point in each of the four policy years. The named plaintiff, Paul Hunt, is an individual suing on behalf of himself and other individuals who are members of the Lloyd's of London syndicates and other British insurers who have underwritten the risk. The company does not expect that the matter will have a material impact on the company's results of operations or financial condition.

     Hughes  Missile  Systems Company (HMSC)  has  filed  an  amended complaint against the company alleging breaches of certain representations and warranties contained in the Asset Purchase Agreement dated May 8, 1992, for the sale of the company's missile business. The amended complaint which was filed in the Superior Court of the State of California, seeks $42 in damages. The company does not expect that the lawsuit will have a material impact on the company's results of operations or financial condition.

      In March 1996, the company received a judgment for $26 against the government in General Dynamics v. U.S., a case tried in U.S. District Court for the Central District of California. The company sued the government under the Federal Tort Claims Act, alleging that the Defense Contract Audit Agency negligently audited the Division Air Defense contract, which led to the company's indictment in 1985. The indictment was later dropped. The government has appealed the 1996 judgment. HMSC will receive 30 percent of the net recovery as a result of its purchase of the company's missile business in 1992. The company has not recognized any claim revenue from this matter.

     The company has been sued as the "alter ego" of Asbestos Corporation Ltd., a Canadian company, in which General Dynamics owned shares between 1969 and 1982. The company, along with more than 50 other defendants, has been sued in several thousand cases filed in Texas by plaintiffs alleging exposure to asbestos. Although the gross claims attributable to the plaintiffs cannot be estimated, including the share of the company or any other defendant, any losses arising from these matters are largely covered by insurance. Therefore, the company does not believe that these matters will have a material impact on the company's results of operations or financial condition.

      The company is a defendant in tort cases pending in state and federal court in Arizona, as well as a Comprehensive Environmental Response, Compensation and Liability Act case. The litigation arises out of groundwater and soil contamination at the Tucson airport. The company's predecessor in interest, Consolidated Aircraft Company, operated a modification center at the site during World War II. The company has defenses to the claims, as well as a claim against the government for indemnification. The company is unable to estimate its share of any liability arising from these claims. However, the company believes it is entitled to indemnity from the U.S. for any liability. Therefore, the company does not believe the litigation will have a material adverse impact on the company's results of operations or financial condition.

     The company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The company believes its liabilities in these proceedings, in the aggregate, are not material to the company's results of operations or financial condition.

Environmental

      The company adopted the provisions of the Statement of Position
(SOP) 96-1, "Environmental Remediation Liabilities" as of January 1, 1997. SOP 96-1 provides authoritative guidance regarding the recognition, measurement, display and disclosure of environmental remediation liabilities. The adoption of the statement did not have a material impact on the company's results of operations or financial condition.

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

Other

       The company was contingently liable for debt and lease guarantees and other arrangements of approximately $90 at March 30, 1997.

 (H) Termination of A-12 Program

      The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy's new carrier-based Advanced Tactical Aircraft. The Navy terminated the company's A-12 aircraft contract for default. Both the company and McDonnell Douglas (the contractors) were parties to the contract with the Navy, each had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1,352 in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors' appeal of the termination for default, or a negotiated settlement.

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

     The parties continue to litigate quantum issues. Although the parties signed a stipulation on damages totaling $1,071, the court has now ruled that the plaintiffs may be entitled to additional amounts. Further proceedings are required to establish the final amount of damages. Final resolution of the A-12 litigation will depend on the entry of final judgment, the outcome of expected appeals, and further litigation or negotiation with the government. The company has not recognized any claim revenue from the Navy.

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

                GENERAL DYNAMICS CORPORATION

            MANAGEMENT'S DISCUSSION AND ANALYSIS

    OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                       March 30, 1997

       (Dollars in millions, except per share amounts)


Forward-Looking Statements

       Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform
Act   of  1995.   These  statements  are  not  guarantees  of  future
performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors including the company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; labor negotiations; changing priorities or reductions in the U.S. government defense budget; and termination of government contracts due to unilateral government action.

Business Segments

      The company comprises two major business segments: Marine and Combat Systems Groups, as well as miscellaneous businesses classified as Other. The following table sets forth the net sales and operating earnings by business segment for the three month period ending March 30, 1997 and March 31, 1996:



                                                   Increase/
                           Three Month Period      (Decrease)
                            1997      1996
  NET SALES:
  Marine Group             $559       $614           $  (55)
  Combat Systems Group      337        246               91
  Other                      45         33               12
                           $941       $893           $   48
  OPERATING EARNINGS:
  Marine Group             $ 59       $ 54           $    5
  Combat Systems Group       45         33               12
  Other                      (2)        (4)               2
                           $102       $ 83           $   19


Marine Group

Results of Operations and Outlook

      Net sales decreased during the three month period due to lower submarine construction activity, primarily on the Trident Program. The final Trident and first Seawolf submarines are scheduled for delivery mid-year.

      Operating earnings increased during the three month period as the impact of lower construction activity was more than offset by the increase in the earnings rates on the Trident program in the third quarter of 1996 and the Seawolf program in the first quarter of 1997. These earnings rate increases are due to cost reduction efforts as well as diminishing operating risks as the submarine programs mature. As a result, operating margins of the Marine Group are expected to remain above 1996 levels.

Business and Market Considerations

     During the first quarter, the company entered into a Team Agreement with Newport News Shipbuilding and Drydock Company (Newport
News) for the New Attack Submarine (NSSN) program. The Team Agreement provides that Electric Boat will be the prime contractor on construction contracts for the NSSNs, though construction and assembly work will be equally shared with Newport News through a subcontracting arrangement. Electric Boat will retain the lead design role. The Team Agreement requires the approval of the Navy, Department of Defense, and a change in the existing law which currently requires competition between Electric Boat and Newport News for construction of NSSNs after each has produced two ships. Based on estimates developed by the team, the company believes the Team Agreement will provide material cost savings to the Navy, therefore enhancing government support for full funding of the first four ships and obtaining the required administrative and legislative approvals.

     Bath Iron Works (BIW) is a member of a three-contractor team that was selected in the fourth quarter of 1996 to design and build the Navy's new class of amphibious transport ships (LPD 17). The LPD 17 award was protested by a competing contractor team led by Litton Industries. In April, the General Accounting Office upheld the Navy's original selection of the three-contractor team.

     Congress has authorized the Secretary of the Navy to initiate multiyear contracts for the procurement of 12 Arleigh Burke class destroyers (DDG 51) between FY98 and FY01. In April, the Navy released the results of the DDG Program Management Assistance Group
(PMAG), whose objective was to make a recommendation for a long-term integrated approach to the surface combatant industrial base. The PMAG's comprehensive review determined there was no industrial base reason to change the Navy's practice of equally allocating the procurement of the 12 destroyers between BIW and its competitor.

Combat Systems Group

Results of Operations and Outlook

      Net sales and operating earnings increased during the three month period due primarily to the acquisition of Defense Systems and Armament Systems. The acquisition was immediately accretive to the company's net earnings. For a discussion of the accounting for this transaction and related information, see Note B to the Consolidated Financial Statements. Defense Systems and Armament Systems have historically earned lower operating margins than those reported by the company's domestic and foreign tank programs. These margins will vary from quarter to quarter based on timing of deliveries and licensing income. First quarter results were favorably affected by these timing events.

      The company believes it can maintain the operating margins of the Combat Systems segment at the current level, for at least the next several quarters, through a combination of efforts to reduce costs and increase sales. Actions taken to achieve this goal include the successful completion of union negotiations at Land Systems, as further discussed below, and the pursuit of international sales.

Business and Market Considerations

      On January 1, 1997, the company purchased the assets of Defense Systems and Armament Systems, formerly operating units of Lockheed Martin Corporation, for $450 in cash. Defense Systems builds light vehicles, turrets and transmissions for combat vehicles, as well as missile guidance and naval fire control systems. Armament Systems designs, develops and produces advanced gun, ammunition handling and air defense systems, and is a leader in the production of ammunition and ordnance products. The acquisition expands the company's participation in armored vehicles from heavy tanks to light vehicles, and from full platforms to major subsystems. The acquisition also creates a presence in fire control systems and components.

      During the first quarter, Land Systems reached an early agreement with its employees represented by the United Auto Workers Union on a new collective bargaining contract. Land Systems believes the terms of the contract, which extends until October 2001, will provide it with cost savings and therefore an improved competitive position.

      In April, the Army selected the company's competitor to be the sole source provider of the Single Channel Ground and Airborne Radio System for the final years of the program. As the company currently has contracts to produce radios until late 1998, this selection will not affect 1997 results.

Other

      Net sales increased during the three month period due to the reclassification of the aggregates business to continuing operations in the second quarter of 1996. Operating losses were marginally lower as the seasonal losses of the aggregates business were offset by slightly improved performance of the coal operations.

Backlog

     The following table details the backlog of each business segment as calculated at March 30, 1997 and December 31, 1996:

                                        March 30       December 31
                                         1997           1996
  Marine Group                          $  7,189       $  7,566
  Combat Systems Group                     2,743          2,057
  Other                                      714            727

  Total Backlog                         $ 10,646       $ 10,350
  Funded Backlog                        $  6,689       $  6,161


      Total backlog represents the estimated remaining sales value of work primarily performed under authorized U.S. government contracts. Funded backlog represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency. The increase in backlog at the Combat Systems Group, over the three month period, is due primarily to the acquisition of Defense Systems and Armament Systems. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. Total backlog also includes amounts for long-term coal contracts.

Additional Financial Information

Interest, Net

     Interest income decreased during the three month period due to a decline in the average cash balance resulting from the acquisition of Defense Systems and Armament Systems on January 1, 1997.

Environmental Matters

       For a discussion of environmental matters and other contingencies, see Note G to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not deemed to be material to the company's financial condition or results of operations.

New Accounting Standards

      The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in February 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts for net earnings on the face of the Consolidated Statement of Earnings. The company is required to adopt the provisions of the standard during the fourth quarter of 1997, and when adopted, will require restatement of prior years' earnings per share. The standard will not have a material impact on historical earnings per share reported by the company.

     The Accounting Standards Executive Committee issued Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities" in October 1996. SOP 96-1 provides benchmarks to aid in the determination of when environmental liabilities should be recognized, as well as requirements for what the accrual of environmental liabilities should include. The company adopted the provisions of the statement as of January 1, 1997, which had no material impact on the company's results of operations or financial condition.

Financial Condition

Operating Activities

      Cash flows from continuing operations decreased this year over last year due primarily to the change in the amount the company invested in marketable securities classified as trading per SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash flows from discontinued operations decreased this year over last year due to payments for disposition related liabilities. Cash flows from discontinued operations are still expected to improve for the full year 1997 over 1996, due primarily to lower allocated federal income tax payments.

Investing Activities

      As discussed in Note B, the company acquired the assets of Defense Systems and Armament Systems on January 1, 1997, for approximately $450 in cash.

Financing Activities

       In   1994,   the  company's  Board  of  Directors  reconfirmed
management's  authority  to repurchase at its  discretion,  up  to  3 million shares of the company's common stock. As of March 30, 1997, the company had repurchased approximately 1.3 million shares, including approximately 0.4 million shares during the first quarter of 1997. In addition, the company repurchased 0.5 million shares in April 1997.

     The company expects to generate sufficient funds from operations to meet both its short-term and long-term liquidity needs. In addition, the company has the capacity for long-term borrowings and currently has a committed, short-term $600 line of credit. The line of credit expires in May 1997 at which time the company anticipates renewing the line.

                               PART II

                     GENERAL DYNAMICS CORPORATION

                          OTHER INFORMATION

                            March 30, 1997

Item 1.   Legal Proceedings

        Reference is made to Note G, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for a statement relevant to activities in the quarter covering certain litigation to which the company is a party.


Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit 11, Statement Re Computation of Per Share Earnings

(b)       Reports on Form 8-K

          On January 15, 1997, the company reported to the Securities and Exchange Commission under Item 2, Acquisition or Disposition of Assets, that on January 1, 1997, the company had acquired, through two newly formed subsidiaries, the assets of the Defense Systems and Armament Systems business units from Lockheed Martin Corporation. Included in the filing was the Asset Purchase and Sale Agreement.


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

Dated   May 9, 1997