Form 10-K405/A
GENERAL DYNAMICS CORP
filed 1997-06-17
CIK 40533

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                            ----------------------

                                  FORM 10-K/A

                    AMENDMENT TO APPLICATION ON REPORT FILED
                     PURSUANT TO SECTION 12, 13 OR 15(D) OF
                           THE SECURITIES ACT OF 1934

                            ----------------------

                          GENERAL DYNAMICS CORPORATION
                            3190 Fairview Park Drive
                       Falls Church, Virginia 22042-4523


                                AMENDMENT NO. 1


         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1996 Annual Report on Form 10-K as set forth in the pages attached hereto:

                       Index to Exhibits

                       Exhibit 99(d) Annual Report on Form 11-K for the General Dynamics Corporation
                       Savings and Stock Investment Plan.

                       Exhibit 99(e) Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees Savings and Stock Investment
                       Plan.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereto duly authorized.



                                        GENERAL DYNAMICS CORPORATION


                                        By  /s/  P.A. HESSE
                                           -----------------
                                                 P.A. Hesse
                                                 Secretary

June 17, 1997

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

                               INDEX TO EXHIBITS


 NOTE          EXHIBIT
NUMBER         NUMBER                                           DESCRIPTION
------         ------                                           -----------


                11             --Statement re computation of per share earnings
                13             --1996 Shareholder Report (pages 18 through 39)
                21             --Subsidiaries
                23             --Consent of Independent Public Accountants
                24             --Power of Attorney of the Board of Directors
                27             --Financial Data Schedule
                99(d)          --1996 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock
                               Investment Plan
                99(e)          --1996 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees
                               Savings and Stock Investment Plan

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