Form 10-Q
period 1997-06-29
GENERAL DYNAMICS CORP
filed 1997-08-12
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549
                     FORM 10-Q

           (Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION
                13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997
                          OR
            TRANSITION REPORT PURSUANT TO SECTION
                13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934
             Commission File Number 1-3671

               GENERAL DYNAMICS CORPORATION
   (Exact name of registrant as specified in its charter)


Delaware                              13-1673581
(State or other jurisdiction      (I.R.S. Employer
of incorporation                  Identification No.)
or organization)

3190 Fairview Park Drive,
Falls Church, Virginia            22042-4523
(Address of principal             (Zip Code)
executive offices)

                       (703)  876-3000
               Registrant's telephone number,
                     including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject
to such filing requirements for the past 90 days.    Yes   X No      .

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - August 6, 1997                    62,840,627

                   GENERAL DYNAMICS CORPORATION

                               INDEX


PART I -  FINANCIAL INFORMATION                                PAGE

Item 1 - Consolidated Financial Statements



Consolidated Balance Sheet                                       2

Consolidated Statement of Earnings
(Three Months)                                                   3

Consolidated Statement of Earnings
(Six Months)                                                     4

       Consolidated Statement of Cash Flows                      5

      Notes to Unaudited Consolidated Financial
      Statements                                                 6

Item 2 - Management's Discussion and Analysis                   12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                      17



Item 4 - Submission of Matters to a Vote of
Security Holders                                                17

Item 6 - Exhibits and Reports on Form 8-K                       18

SIGNATURE                                                       18

                                PART I

                     GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED BALANCE SHEET

                             (UNAUDITED)

                       (Dollars in millions)
                                June 29     December 31
                                1997        1996
ASSETS
CURRENT ASSETS:
Cash and
equivalents                   $  205       $  516
Marketable securities            450          378
                                 655          894
Accounts receivable              172           97
Contracts in process             561          558
Other current assets             286          309
Total Current Assets            1,674       1,858

NONCURRENT ASSETS:
Marketable securities            133          261
Leases receivable - finance
operations                       199          204
Real estate held for
development                      153          147
Property, plant and equipment,
net                              520          441
Intangible assets                480          165
Other assets                     232          223
Total Noncurrent Assets         1,717       1,441
                               $3,391     $ 3,299

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
Accounts payable               $ 154       $  182
Other current liabilities        725          651
Total Current Liabilities        879          833

NONCURRENT LIABILITIES:
Long-term debt                    40           38
Long-term debt - finance
operations                       110          118
Other liabilities                570          596
Commitments and contingencies
(See Note G)

Total Noncurrent Liabilities     720          752
SHAREHOLDERS' EQUITY:
Common stock, including surplus
(shares issued 84,387,336)       132          109
Retained earnings              2,354        2,254
Treasury stock (shares held
1997, 21,575,505;
1996, 21,285,157)              (694)        (650)
Unrealized gain on
investments                        -            1
Total Shareholders' Equity     1,792        1,714
                              $3,391       $3,299

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                  GENERAL DYNAMICS CORPORATION

              CONSOLIDATED STATEMENT OF EARNINGS

                         (UNAUDITED)

         (Dollars in millions, except per share amounts)

                               Three Months Ended
                          June 29           June 30
                            1997              1996

NET SALES                 $ 1,032           $  930

OPERATING COSTS
AND EXPENSES                  918              841
OPERATING EARNINGS            114               89

Interest, net                   8               13
Other income (expense),
 net                            -                -

EARNINGS BEFORE
INCOME TAXES                  122              102

Provision for income
taxes                          42               35
NET EARNINGS              $    80           $   67
NET EARNINGS PER SHARE    $  1.28           $ 1.06
WEIGHTED AVERAGE SHARES
   OUTSTANDING (in
millions)                    62.6             63.3
DIVIDENDS PER SHARE       $   .41           $  .41

SUPPLEMENTAL
INFORMATION:
     General and
     administrative
     expenses included
     in operating costs
     and expenses         $    78           $   62

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                  CONSOLIDATED STATEMENT OF EARNINGS

                              (UNAUDITED)

               (Dollars in millions, except per share amounts)
                                Six Months Ended
                              June 29         June 30
                               1997             1996

NET SALES                     $ 1,973         $ 1,823

OPERATING COSTS AND
EXPENSES                        1,757           1,651

OPERATING EARNINGS                216             172

Interest, net                      17              26
Other income (expense),
net                               (3)               2

EARNINGS BEFORE INCOME TAXES      230             200

Provision for income taxes         79              68
NET EARNINGS                  $   151         $   132



NET EARNINGS PER SHARE        $  2.40         $  2.09

WEIGHTED AVERAGE SHARES
     OUTSTANDING
    (in millions)                62.8            63.2

DIVIDENDS PER SHARE           $   .82         $   .82

SUPPLEMENTAL INFORMATION:
     General and administrative
     expenses included in
     operating costs and
     expenses                 $   156         $   118

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                             (UNAUDITED)

                        (Dollars in millions)
                               Six Months Ended
                             June 29       June 30
                               1997          1996

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net earnings                 $  151        $   132
Adjustments to reconcile
   net earnings to net
   cash provided by
   continuing operations -
Depreciation, depletion
and amortization                 43             29
Decrease (Increase) in -
     Marketable securities     (161)           557
     Accounts receivable        (23)           (21)
     Contracts in process       137             98
     Leases receivable -
     finance operations           5              4
     Other current assets         3            (14)
Increase (Decrease) in -
     Accounts payable and
     other current
     liabilities                (98)           (21)

     Current income taxes        (6)            60
     Deferred income taxes       34            (41)
Other, net                       (4)           (32)
Net cash provided by
   continuing operations         81            751
Net cash used by
   discontinued operations      (25)           (51)
Net Cash Provided by
   Operating Activities          56            700

CASH FLOWS FROM INVESTING
   ACTIVITIES:
Business acquisitions          (450)           (55)
Purchases of available-for
   -sale securities            (329)          (671)
Sales/maturities of
   available-for-sale
   securities                   546             14
Capital expenditures            (37)           (39)
Proceeds from the sale of
   assets                         -             22
Other                            (3)             -
Net Cash Used by Investing
   Activities                  (273)          (729)

CASH FLOWS FROM FINANCING
   ACTIVITIES:
Proceeds from issuance of
   debt - finance
   operations                     -            150
Repayment of debt -
   finance operations            (8)          (150)
Dividends paid                  (51)           (49)
Purchase of common stock        (60)            (3)
Proceeds from option exercises   25              3
Other                             -             (6)
Net Cash Used by Financing
   Activities                   (94)           (55)

NET DECREASE IN CASH AND
    EQUIVALENTS                (311)           (84)

CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD          516            215

CASH AND EQUIVALENTS AT
   END OF PERIOD             $  205        $   131

SUPPLEMENTAL CASH FLOW
   INFORMATION:
Cash payments for:
Federal income taxes         $   38        $    83
Interest (including
finance operations)               6              8

The accompanying Notes to Unaudited Consolidated
Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

          (Dollars in millions, except per share amounts)

(A)  Basis of Preparation

      The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and six month periods ended June 29, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

      In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three and six month periods ended June 29, 1997 and June 30, 1996.

(B)  Acquisitions

      Effective March 29, 1996, the company purchased the assets of Teledyne Vehicle Systems (Muskegon Operations), formerly an operating unit of Teledyne Inc., for approximately $55 in cash. The transaction has been accounted for under the purchase method of accounting. Operating results of the Muskegon Operations are included with those of the company from the closing date.

      Effective January 1, 1997, the company purchased the assets of Defense Systems and Armament Systems, formerly operating units of Lockheed Martin Corporation, for approximately $450 in cash. Defense Systems builds light vehicles, turrets and transmissions for combat vehicles, as well as missile guidance and naval fire control systems. Armament Systems designs, develops and produces advanced gun, ammunition handling and air defense systems, and is a leader in the production of ammunition and ordnance products. The transaction has been accounted for under the purchase method of accounting.
Operating results of Defense Systems and Armament Systems are included with those of the company from the closing date.
Approximately $320, the excess of the purchase price over the estimated fair value of the net tangible assets acquired, has been recorded as intangible assets comprised of contracts and programs acquired and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from 30 to 40 years. This allocation is based on preliminary estimates and may be revised at a later date.

(C)  Intangible Assets

         Intangible assets consist of the following:

                      June  29   December 31
                        1997      1996
   Contracts
   and programs
   acquired           $  367     $  149

   Goodwill              113         16
                      $  480     $  165

Intangible assets are shown net of accumulated amortization of $18 and $10 at June 29, 1997 and December 31, 1996, respectively.
Intangible assets are amortized on a straight-line basis over periods ranging from 25 to 40 years.


(D)  Liabilities

      A summary of significant liabilities, by balance sheet caption, follows:

                      June 29    December 31
                       1997         1996
Workers'
  compensation        $  230     $   239
Retirement
  benefits               201         179
Salaries and
  wages                   77          68

Other                    217         165
   Other Current
   Liabilities        $  725     $   651

Accrued costs on
  disposed
  businesses          $  219     $   256
Retirement benefits      116         111
Coal mining
  related
  liabilities             78          77
Other                    157         152
  Other
  Liabilities         $  570     $   596

(E)  Income Taxes

     The company had a net deferred tax asset of $236 and $270 at June 29, 1997 and December 31, 1996, the current portion of which was $207 and $231, respectively, and was included in other current assets on the Consolidated Balance Sheet. No valuation allowance was required for the company's deferred tax assets at June 29, 1997 and December 31, 1996.

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

     Further, in June 1997, the company filed refund claims of approximately $80 (plus interest) related to additional research and experimentation tax credits for the years 1981 through 1990. This brings to approximately $355 (plus interest) the total refund claims filed to date. A portion of the claims relates to the years 1981 through 1986 and is part of the litigation discussed above, while the remaining claims are being contested at the IRS administrative level. The company's position is that it is entitled to a tax credit for certain research performed pursuant to fixed price government contracts. The company believes that its position has been strengthened by the decision in Fairchild Industries v. United States, which held for the taxpayer on this issue. The timing of the resolution of the Tax Court litigation is uncertain. A trial date has been set for April 1998.

(F)  Earnings Per Share

      As there is no material dilution, net earnings per share is based upon the weighted average number of common shares outstanding during each period.

(G)  Commitments and Contingencies

Litigation

     Claims made by and against the company regarding the development of the Navy's A-12 aircraft are discussed in Note H.

     On May 1, 1997, a jury in San Diego County rendered a verdict of $101 against the company in favor of 97 former Convair employees. In this lawsuit, Argo, et al. v. General Dynamics, the plaintiffs alleged that the company interfered with their right to join an earlier class action lawsuit and concealed its plans to close its Convair division. The jury awarded the plaintiffs a total of $1.8 in actual damages, and $99 in punitive damages. The company is appealing the judgment. The company believes it has substantial legal defenses, but in any case, it believes the punitive damage award is excessive as a matter of law. While the company is unable to assess the ultimate outcome of this matter, management currently believes it will not have a material impact on its results of operations or financial condition.

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

     The company is a defendant in tort cases pending in state and federal court in Arizona, as well as a Comprehensive Environmental Response, Compensation and Liability Act case. The litigation arises out of groundwater and soil contamination at the Tucson airport. The company's predecessor in interest, Consolidated Aircraft Company, operated a modification center at the site during World War II. The company has defenses to the claims, as well as a claim against the government for indemnification. The company is unable to estimate its share of any liability arising from these claims. However, the company believes it is entitled to indemnity from the U.S. for any liability. Therefore, the company does not believe the litigation will have a material impact on the company's results of operations or financial condition.

     The company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The company believes its liabilities in these proceedings, in the aggregate, are not material to the company's results of operations or financial condition.

Environmental

     The company adopted the provisions of the Statement of Position
(SOP) 96-1, "Environmental Remediation Liabilities" as of January 1, 1997. SOP 96-1 provides authoritative guidance regarding the recognition, measurement, display and disclosure of environmental remediation liabilities resulting from Superfund or analogous laws and regulations.
The adoption of the statement did not have a material impact on the company's results of operations or financial condition.

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

     The company measures its environmental exposure based on enacted laws and existing regulations, and on the technology expected to be approved to complete the remediation effort. The estimated cost to perform each of the elements of the remediation effort is based on when those elements are expected to be performed. Where a reasonable basis for apportionment exists with other PRPs, the company estimates only its allowable share of the joint and several remediation liability for a site, taking into consideration the solvency of other participating PRPs. Based on a site by site analysis, the company believes it has adequate accruals for any liability it may incur arising from the sites.

Other

     The company was contingently liable for debt and lease guarantees and other arrangements of approximately $90 at June 29, 1997.

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

    The parties have concluded their litigation over incurred costs, the final phase in the U.S. Court of Federal Claims. The contractors are seeking a judgment of $1,202 plus interest. The U.S. government is challenging $378 of the total costs incurred by the contractors as unallowable. A final judgment in the U.S. Court of Federal Claims is expected later this year. Final resolution of the A-12 litigation will depend on the entry of final judgment, the outcome of expected appeals, and further litigation or negotiation with the government. The company has not recognized any claim revenue from the Navy.

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

                       June 29, 1997

         (Dollars in millions, except per share amounts)

Forward-Looking Statements

      Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows and contract awards. Such forward looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors including the company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; labor negotiations; changing priorities or reductions in the U.S. government defense budget;
and termination of government contracts due to unilateral government action.

Business Segments

      The company comprises two major business segments: Marine and Combat Systems Groups, as well as miscellaneous businesses classified as Other. The following table sets forth the net sales and operating earnings by business segment for the three and six month periods ending June 29, 1997 and June 30, 1996:

               Three Month Period    Six Month Period
                           Inc/                       Inc/
           1997   1996    (Dec)      1997    1996    (Dec)
NET
SALES:

Marine
Group     $  587  $ 612   $ (25)  $1,146  $1,226    $   (80)
Combat
Systems
Group        378    261     117      715    507          208
Other         67     57      10      112     90           22
          $1,032 $  930  $  102   $1,973 $1,823     $    150

OPERATING
EARNINGS:
Marine
Group     $   61  $  55  $    6   $  120 $  109     $     11
Combat
Systems
Group         41     35       6       86     68           18
Other         12     (1)     13       10     (5)          15
          $  114  $  89  $   25   $  216 $  172     $     44


Marine Group

Results of Operations and Outlook

   Net sales decreased during the three and six month periods due to lower submarine construction activity, partially offset by increased engineering and design work on the New Attack Submarine (NSSN) and increased volume on the Arleigh Burke class destroyer (DDG-51) program. Operating earnings increased during the three and six month periods as a result of higher margins obtained from cost reduction efforts and diminishing operating risks as the submarine construction programs mature. For the remainder of 1997, net sales and operating earnings are expected to approach levels reported during the first half of the year.


Business and Market Considerations

     Significant programs in which the Marine Group participates continue to be well supported by Congress in the fiscal year 1998 (FY98) budget process. The House and Senate committees responsible for the authorization and appropriation of the Department of Defense budget each have recommended FY98 funding for the NSSN and DDG-51 programs that either meet or exceed the President's budget request.

     The company has entered into a Team Agreement, dated February 25, 1997, with Newport News Shipbuilding and Drydock Company (Newport News) for the NSSN program. The Team Agreement provides that Electric Boat will be the prime contractor on construction contracts for the NSSNs, though construction and assembly work will be equally shared with Newport News through a subcontracting arrangement. Electric Boat will retain the lead design role. The Team Agreement requires the approval of the Navy, Department of Defense, and a change in the existing law which currently requires competition between Electric Boat and Newport News for construction of NSSNs after each has produced two ships. The Senate recommends the adoption of a provision that would authorize the Secretary of the Navy to enter into a contract for the construction of NSSNs under the terms of the Team Agreement. While the House has withheld such recommendation, the company believes the cost savings to be provided to the Navy will enhance support for the Team Agreement during the House-Senate Authorization Conference.

     During the third quarter, the collective bargaining agreements with two unions at Bath Iron Works (BIW) are scheduled to expire. Negotiations on new agreements are currently ongoing, and the company does not anticipate any business disruption.

Combat Systems Group

Results of Operations and Outlook

   Net sales and operating earnings increased during the three and six month periods due primarily to the acquisition of Defense Systems and Armament Systems from Lockheed Martin Corporation on January 1,
1997.   The acquisition  has been accretive  to  the  company's  net
earnings.   For  a discussion of the accounting for this transaction
and  related  information, see Note B to the Consolidated  Financial
Statements.

     Net sales and operating earnings in the second half of the year are expected to exceed the first half due to the timing of deliveries at Defense Systems and Armament Systems. Operating margins, while subject to quarter-to-quarter volatility, are expected to be similar to those reported during the first half of the year.

Business and Market Considerations

     Significant   programs  in  which  the  Combat Systems   Group
participates continue to be well supported by Congress in the FY98 budget process. The House and Senate committees responsible for the authorization and appropriation of the Department of Defense budget have recommended in virtually every case FY98 funding that meets or exceeds the President's budget request for the upgrade of M1 tanks to the M1A2 configuration, the Advanced Amphibious Assault Vehicle, the Crusader Self-Propelled Howitzer development program, the Heavy Assault Bridge, the Hydra Rocket and derivatives of the Bradley combat vehicle.

Other

     Operating earnings increased during the three and six month periods due to the improved performance of both the aggregates business and coal operations. The aggregates business improved due to increased sales volumes and cost reduction efforts. The coal operations improved due to the suspension of mining activity at an unprofitable location.

Backlog

     The following table details the backlog of each business segment as calculated at June 29, 1997 and December 31, 1996:

                       June 29         December 31
                          1997             1996

Marine Group           $  6,986        $  7,566
  Combat Systems
  Group                   2,581          2,057
  Other                     699            727

      Total Backlog     $10,266        $10,350
      Funded Backlog    $ 6,180        $ 6,161


  Total backlog represents the estimated remaining sales value of work  primarily performed under authorized U.S. government contracts.
Funded backlog represents the portion of total backlog that has  been
appropriated  by Congress and funded by the procuring  agency.   The
increase in backlog at the Combat Systems Group is due primarily to the acquisition of Defense Systems and Armament Systems. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. Total backlog also includes amounts for long-term coal contracts.

Additional Financial Information

Interest, Net

     Interest income decreased during the three and six month periods due to a decline in the average cash balance resulting from the acquisition of Defense Systems and Armament Systems on January 1, 1997.

Environmental Matters

     For a discussion of environmental matters and other contingencies, see Note G to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not deemed to be material to the company's results of operations or financial condition.

New Accounting Standards

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" in February 1997 and No. 130, "Reporting Comprehensive Income" in June 1997. SFAS 128 requires a company to present basic and diluted earnings per share amounts on the face of the Consolidated Statement of Earnings. The company is required to adopt the provisions of the standard during the fourth quarter of 1997, and when adopted, will require restatement of prior years' earnings per share. The standard will not have a material impact on historical earnings per share reported by the company. SFAS 130 requires a company to report comprehensive income and its components in a full set of general-purpose financial statements. The company is required to adopt the provisions of the standard during the first quarter of 1998, and when adopted, will require reclassification of prior years' financial
statements.    There   will   be  no  material difference   between
comprehensive income and historical net earnings reported by the company.

Financial Condition

Operating Activities

     Cash flows from continuing operations decreased this year over last year due primarily to the change in the amount the company invested in marketable securities classified as trading per SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." Cash flows from discontinued operations improved this year over last year due primarily to lower allocated federal income tax payments.

Investing Activities

     As discussed in Note B, the company acquired the assets of Defense Systems and Armament Systems on January 1, 1997, for approximately $450 in cash.

     The company is considering an investment of approximately $200 to modernize the facilities at its BIW shipyard, for the purpose of improving productivity.

Financing Activities

     In 1994, the company's  Board  of  Directors reconfirmed
management's authority  to repurchase at its discretion,  up  to  3 million shares of the company's common stock. As of June 29, 1997, the company had repurchased approximately 1.8 million shares, including approximately 0.9 million shares during 1997.

     The company expects to generate sufficient funds from operations to meet both its short-term and long-term liquidity needs. In addition, the company has the capacity for long-term borrowings and currently has a committed, short-term $600 line of credit.

                           PART II

               GENERAL DYNAMICS CORPORATION

                      OTHER INFORMATION

                        June 29, 1997

Item 1.   Legal Proceedings

         Reference is made to Note G, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for a statement relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 4.  Submission of Matters to a Vote of
         Security Holders

(a) The Annual Meeting of Shareholders of the Company, for which proxies were solicited pursuant to Regulation 14, was held on May 7, 1997.

(b) & (c) A brief discussion of each matter voted upon and the number of votes cast is as follows:

Matter                          Votes Cast
                For         Against      Abstain   Non-Votes

Election of
   Directors:

Carlucci, F.C.  56,392,972               677,763
Chabraja, N.D.  56,466,670               604,065
Crown, J.S.     56,447,916               622,819
Crown, L.       56,433,640               637,095
Goodman, C.H.   56,448,271               622,464
Mellor, J.R.    56,457,994               612,741
Sullivan, G.R.  56,484,697               586,038
Trost, C.A.H.   56,487,522               583,213

Selection of
   Independent
   Auditors     56,695,879    214,705    160,151
Incentive
   Compensation
    Plan
   Amendment
   and
   Restatement 49,816,316   6,888,345    366,074

Shareholders
   Proposal
   Regarding:
Foreign
Military
   Sales        1,714,778  48,822,960   3,296,392   3,236,605


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


Dated  August 12, 1997