Form 10-Q
period 1997-09-28
GENERAL DYNAMICS CORP
filed 1997-11-05
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-Q
(Mark One)
         X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 28, 1997

                           OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             Commission File Number 1-3671

             GENERAL DYNAMICS CORPORATION
    (Exact name of registrant as specified in its charter)


     Delaware                       13-1673581
(State or other jurisdiction of   (I.R.S. Employer)
incorporation or organization)  Identification No.)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1 par value - October 26, 1997   62,879,061

             GENERAL DYNAMICS CORPORATION

                         INDEX


PART I -  FINANCIAL INFORMATION                    PAGE

Item 1 -  Consolidated Financial Statements
          Consolidated Balance Sheet                2

          Consolidated Statement of Earnings
            (Three Months)                          3

          Consolidated Statement of Earnings
            (Nine Months)                           4

          Consolidated Statement of Cash Flows      5

          Notes to Unaudited Consolidated
             Financial Statements                   6

Item 2 -  Management's Discussion and
             Analysis                              12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                         17

Item 6 - Exhibits and Reports on Form 8-K          17



SIGNATURE                                          17

                                PART I

                     GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED BALANCE SHEET

                           (UNAUDITED)

                     (Dollars in millions)
                             September 28    December 31
                                1997             1996
ASSETS

CURRENT ASSETS:
Cash and equivalents         $    202        $    516
Marketable securities             643             378
                                  845             894
Accounts receivable               170              97
Contracts in process              583             558
Other current assets              290             309
Total Current Assets            1,888           1,858

NONCURRENT ASSETS:
Marketable securities              29             261
Leases receivable - finance
   operations                     199             204
Real estate held for
   development                    154             147
Property, plant and equipment,
   net                            508             441
Intangible assets                 475             165
Other assets                      239             223
Total Noncurrent Assets         1,604           1,441
                             $  3,492        $  3,299

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable             $   158         $    182
Other current liabilities        729              651
Total Current Liabilities        887              833

NONCURRENT LIABILITIES:
Long-term debt                    40               38
Long-term debt - finance
   operations                    106              118
Other liabilities                603              596
Commitments and contingencies
   (See Note G)
Total Noncurrent Liabilities     749              752

SHAREHOLDERS' EQUITY:
Common stock, including
  surplus (shares issued
  84,387,336)                    138              109
Retained earnings              2,410            2,254
Treasury stock (shares held
  1997, 21,524,524;
  1996, 21,285,157)             (692)            (650)
Unrealized gain on
   investments                     -                1
Total Shareholders' Equity     1,856              1,714
                             $ 3,492           $  3,299

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.


                     GENERAL DYNAMICS CORPORATION

                 CONSOLIDATED STATEMENT OF EARNINGS

                            (UNAUDITED)

      (Dollars in millions, except per share amounts)

                                         Three Months Ended
                                   September 28    September 29
                                     1997           1996

NET SALES                          $    988        $     862

OPERATING COSTS AND EXPENSES            875              773

OPERATING EARNINGS                      113               89

Interest, net                            11               14
Other income (expense), net              (1)               -

EARNINGS BEFORE INCOME TAXES            123              103

Provision for income taxes               41               35

NET EARNINGS                       $     82        $      68

NET EARNINGS PER SHARE             $   1.30        $    1.08

WEIGHTED AVERAGE SHARES

   OUTSTANDING (in millions)           62.8             63.1

DIVIDENDS PER SHARE                $    .41        $     .41

SUPPLEMENTAL INFORMATION:

   General and administrative
   expenses included in operating
   costs and expenses              $     83        $      65

The accompanying Notes to Unaudited Consolidated
Financial Statements are an integral part of this statement.


             GENERAL DYNAMICS CORPORATION

          CONSOLIDATED STATEMENT OF EARNINGS

                      (UNAUDITED)

    (Dollars in millions, except per share amounts)
                                  Nine Months Ended
                              September 28  September 29
                                 1997          1996

NET SALES                    $  2,961       $    2,685

OPERATING COSTS AND EXPENSES    2,632            2,424

OPERATING EARNINGS                329              261

Interest, net                      28               40
Other income (expense), net       (4)                2

EARNINGS BEFORE INCOME TAXES      353              303

Provision for income taxes        120              103

NET EARNINGS                 $    233       $      200

NET EARNINGS PER SHARE       $   3.71       $     3.16

WEIGHTED AVERAGE SHARES
   OUTSTANDING (in millions)     62.8             63.2

DIVIDENDS PER SHARE          $   1.23       $     1.23

SUPPLEMENTAL INFORMATION:
   General and administrative
   expenses included in
   operating costs and
   expenses                  $    239       $      183

The accompanying Notes to Unaudited Consolidated
Financial Statements are an integral part of this statement.


                     GENERAL DYNAMICS CORPORATION

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                             (UNAUDITED)

                       (Dollars in millions)

                                  Nine Months Ended
                              September 28  September 29
                                 1997         1996


CASH FLOWS FROM OPERATING
   ACTIVITIES:
Net earnings                  $    233     $      200
Adjustments to reconcile net
   earnings to net cash
   provided (used) by
   continuing operations -
Depreciation, depletion and
   amortization                     64             49
Decrease (Increase) in -
     Marketable securities        (396)           352
     Accounts receivable           (21)           (30)
     Contracts in process          116            104
     Leases receivable - finance
       operations                    5              4
     Other current assets           11            (10)
Increase (Decrease) in -
     Accounts payable and other
      current liabilities          (89)           (26)
     Current income taxes           23             67
     Deferred income taxes          18            (46)
Other, net                           2            (30)
Net cash provided (used) by
   continuing operations           (34)           634
Net cash used by discontinued
   operations                      (31)           (82)
Net Cash Provided (Used) by
   Operating Activities            (65)           552

CASH FLOWS FROM INVESTING ACTIVITIES:

Business acquisitions             (447)           (59)
Purchases of available-for-sale
   securities                     (360)          (761)
Sales/maturities of available-
   for-sale securities             725            190
Capital expenditures               (50)           (49)
Proceeds from the sale of assets     7             24
Other                               (3)             -
Net Cash Used by Investing
   Activities                     (128)          (655)
CASH FLOWS FROM FINANCING
   ACTIVITIES:
Proceeds from issuance of debt -
   finance operations                -            150
Repayment of debt - finance
   operations                      (12)          (154)
Dividends paid                     (77)           (75)
Purchase of common stock           (60)           (23)
Proceeds from option exercises      28              5
Other                                -             (6)
Net Cash Used by Financing
   Activities                     (121)          (103)
NET DECREASE IN CASH AND
   EQUIVALENTS                    (314)          (206)
CASH AND EQUIVALENTS AT
   BEGINNING OF PERIOD             516            215
CASH AND EQUIVALENTS AT END
   OF PERIOD                  $    202     $        9
SUPPLEMENTAL CASH FLOW
   INFORMATION:
Cash payments for:
Federal income taxes          $     63     $      134
Interest (including finance
   operations)                       9              9

The accompanying Notes to Unaudited Consolidated
Financial Statements are an integral part of this statement.


                     GENERAL DYNAMICS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           (UNAUDITED)

        (Dollars in millions, except per share amounts)

(A)  Basis of Preparation

      The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 28, 1997 are not necessarily indicative of the
results that may be expected for the year ended December  31, 1997.   These
unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1996.

      In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three and nine month periods ended September 28, 1997 and September 29, 1996.

 (B) Acquisitions

      On November 3, 1997, the company announced an agreement to purchase the assets of Ceridian Corporation's Computing Devices International unit (Computing Devices) for approximately $600 in cash. The acquisition is subject to certain conditions, including the clearance by the appropriate governmental agencies. Computing Devices is a defense electronics and systems integration business with presence in both the Canadian defense electronics market and the U.S. defense market. It serves defense and other government agencies worldwide, as well as commercial customers in selected markets. Computing Devices provides ruggedized subsystems for harsh environments; real-time software systems; and communication, intelligence and surveillance systems. The acquisition is expected to be completed by the end of the year.

      Effective October 1, 1997, the company purchased the assets of Advanced Technology Systems (ATS), formerly an operating unit of Lucent Technologies, for approximately $284 in cash. ATS is a leading supplier of undersea surveillance systems, signal processing systems, vibration control systems, and related technologies for a wide range of applications. The transaction will be accounted for under the purchase method of accounting. Operating results of ATS will be included with those of the company beginning in the fourth quarter.

      Effective January 1, 1997, the company purchased the assets of Defense Systems and Armament Systems, formerly operating units of Lockheed Martin Corporation, for approximately $450 in cash. Defense Systems builds light vehicles, turrets and transmissions for combat vehicles, as well as missile guidance and naval fire control systems. Armament Systems designs, develops and produces advanced gun, ammunition handling and air defense systems, and is a leader in the production of ammunition and ordnance products. The transaction has been accounted for under the purchase method of accounting. Operating results of Defense Systems and Armament Systems are included with those of the company from the closing date. The excess of the purchase price over the estimated fair value of the net tangible assets acquired, approximately $320, has been recorded as intangible assets consisting of contracts and programs acquired and goodwill. The intangible assets are being amortized on a straight-line basis over periods ranging from 30 to 40 years. This allocation is based on preliminary estimates and may be revised at a later date.

     Effective March 29, 1996, the company purchased the assets of Teledyne Vehicle Systems (Muskegon Operations), formerly an operating unit of Teledyne Inc., for approximately $55 in cash. The transaction has been accounted for under the purchase method of accounting. Operating results of the Muskegon Operations are included with those of the company from the closing date.

(C)  Intangible Assets

     Intangible assets consist of the following:

                                          September 28          December 31
                                              1997                 1996

     Contracts and programs acquired      $      364            $    149
     Goodwill                                    111                  16
                                          $      475            $    165

      Intangible assets are shown net of accumulated amortization of $22 and $10 at September 28, 1997 and December 31, 1996, respectively. Intangible assets are amortized on a straight-line basis over periods ranging from 25 to 40 years.


(D)  Liabilities

      A summary of significant liabilities, by balance sheet caption, follows:


                                 September 28  December 31
                                    1997         1996
Workers' compensation             $    229     $    239
Retirement benefits                    201          179
Salaries and wages                      67           68
Other                                  232          165
     Other Current Liabilities    $    729     $    651

Accrued costs on disposed
   businesses                     $    214     $    256
Retirement benefits                    122          111
Coal mining related liabilities         77           77
Other                                  190          152
     Other Liabilities            $    603     $    596


(E)  Income Taxes

      The company had a net deferred tax asset of $252 and $270 at September 28, 1997 and December 31, 1996, the current portion of which was $222 and $231, respectively, and was included in other current assets on the Consolidated Balance Sheet. No valuation allowance was required for the company's deferred tax assets at September 28, 1997 and December 31, 1996.

      Certain issues related to the Internal Revenue Service's (IRS) audit of the company's consolidated federal income tax returns for the years 1977 through 1986 were not resolved at the administrative level. Accordingly, the IRS issued the company a Statutory Notice of Deficiency which the company has been contesting in the U.S. Tax Court. As of the end of the third quarter, all issues raised by the IRS in the Notice have been litigated and the Court found in favor of the company on substantially all of the amount in dispute. The IRS has the right to appeal the Court's decision; however, in the event of an appeal, the company believes the decision would be upheld.

      In addition, the company had filed refund claims totaling $355 (plus interest) for additional research and experimentation tax credits for the years 1981 through 1990. On October 16, 1997, as part of the Tax Court litigation, the company and the IRS reached an agreement that settled the tax credits for the years 1981 through 1986 for $132 (plus interest). This agreement is subject to approval by the Joint Committee on Taxation. The remaining claims for the years 1987 through 1990 are still being contested at the IRS administrative level and are not covered by the settlement agreement.

      The exact amount and timing of the net refund associated with the Tax Court litigation and related settlement is not known. However, the company expects the net refund to exceed the amounts previously recorded and, therefore, result in the recognition of additional tax benefits when realization is assured.

(F)  Earnings Per Share

      As there is no material dilution, net earnings per share is based upon the weighted average number of common shares outstanding during each period.

(G)  Commitments and Contingencies

Litigation

     Claims made by and against the company regarding the development of the Navy's A-12 aircraft are discussed in Note H.

     On May 1, 1997, a jury in San Diego County rendered a verdict of $101 against the company in favor of 97 former Convair employees. In this lawsuit, Argo, et al. v. General Dynamics, the plaintiffs alleged that the company interfered with their right to join an earlier class action lawsuit and concealed its plans to close its Convair division. The jury awarded the plaintiffs a total of $1.8 in actual damages, and $99 in punitive damages. The company is appealing the judgment. The company believes it has substantial legal defenses, but in any case, it believes the punitive damage award is excessive as a matter of law. While the company is unable to assess the ultimate outcome of this matter, management currently believes it will not have a material impact on the company's results of operations or financial condition.

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

      Hughes Missile Systems Company (HMSC) has filed an amended complaint against the company alleging breaches of certain representations and warranties contained in the Asset Purchase Agreement dated May 8, 1992, for the sale of the company's missile business. The amended complaint, which was filed in the Superior Court of the State of California, seeks $42 in damages. The company does not expect that the lawsuit will have a material impact on the company's results of operations or financial condition.

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

     The company has been sued as the "alter ego" of Asbestos Corporation Ltd., a Canadian company, in which General Dynamics owned shares between 1969 and 1982. General Dynamics, along with more than 50 other defendants, has been sued in several thousand cases filed in Texas by plaintiffs alleging exposure to asbestos. Although the gross claims attributable to the plaintiffs cannot be estimated, including the share of the company or any other defendant, losses arising from these matters are largely covered by insurance. Therefore, the company does not believe that these matters will have a material impact on the company's results of operations or financial condition.

      The company is a defendant in tort cases pending in state and federal court in Arizona, as well as in a Comprehensive Environmental Response, Compensation and Liability Act case. The litigation arises out of ground-water and soil contamination at the Tucson airport. The company's predecessor in interest, Consolidated Aircraft Company, operated a modification center at the site during World War II. The company has defenses to the claims, as well as a claim against the government for indemnification. Although the company is unable to estimate its share of any liability arising from these claims, the company believes it is entitled to
indemnity from the U.S. for any liability.   Therefore, the company does not
believe the litigation will have a material impact on the company's results of operations or financial condition.

     The company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The company believes its liabilities in these proceedings, in the aggregate, are not material to the company's results of operations or financial condition.

Environmental

      The company adopted the provisions of Statement of Position
(SOP) 96-1, "Environmental Remediation Liabilities" as of January 1, 1997. SOP 96-1 provides authoritative guidance regarding the recognition, measurement, display and disclosure of environmental remediation liabilities resulting from Superfund or analogous laws and regulations. The adoption of the statement did not have a material impact on the company's results of operations or financial condition.

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

Other

       The company was contingently liable for debt and lease guarantees and other arrangements of approximately $80 at September 28, 1997.

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

     The contractors filed a complaint on June 7, 1991, in the U.S. Court of Federal Claims contesting the default termination. The suit, in effect, seeks to convert the termination for default to a termination for convenience of the U.S. government and seeks other legal relief. A trial on Count XVII of the complaint, which relates to the propriety of the termination for default, was concluded in October 1993. In December 1994, the court issued an order vacating the termination for default. On December 19, 1995, following a trial on the merits, the court issued an order converting the termination for default to a termination for convenience.

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

                          September 28, 1997

              (Dollars in millions, except per share amounts)

Forward-Looking Statements

     Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows and contract awards. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including: the company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; legal proceedings; labor negotiations; changing priorities or reductions in the U.S. government defense budget; and termination of government contracts due to unilateral government action.

Business Segments

     The company comprises two major business segments: Marine and Combat Systems Groups, as well as miscellaneous businesses classified as Other. The following table sets forth the net sales and operating earnings by business segment for the three and nine month periods ending September 28, 1997 and September 29, 1996:

                  Three Month Period  Nine Month Period
                              Inc/                    Inc/
                  1997  1996 (Dec)   1997    1996    (Dec)
NET SALES:
Marine Group   $  547 $ 537 $  10   $1,693  $1,763 $ (70)

Combat
Systems
Group             372   256   116    1,087     763   324

Other              69    69     -      181     159    22
               $  988 $ 862 $ 126   $2,961  $2,685 $ 276

OPERATING
EARNINGS:

Marine Group   $   55 $  52 $   3    $ 175   $ 161 $  14

Combat Systems
Group              47    34    13      133     102    31

Other              11     3     8       21      (2)   23
               $  113  $ 89  $ 24    $ 329   $ 261 $  68


Marine Group

Results of Operations and Outlook

   Net sales decreased during the nine month period due to lower submarine construction activity as a result of the delivery of the final Trident submarine and the first Seawolf submarine, partially offset by increased engineering and design work on the NSSN and increased construction volume on the Arleigh Burke class destroyer (DDG-51) program. Operating earnings increased during the three and nine month periods as a result of higher margins obtained from cost reduction efforts and diminishing operating risks as the submarine construction programs mature. The operating margin of the Marine Group for the year is expected to be similar to that reported for the first nine months of 1997.

Business and Market Considerations

    In October, the President signed into law the Department of Defense fiscal year 1998 (FY98) Appropriations Bill which funded all the Marine Group's significant programs, including the NSSN, Seawolf and DDG-51 programs, consistent with the company's expectations.

    The company has entered into a Team Agreement, dated February 25, 1997, with Newport News Shipbuilding and Drydock Company (Newport News) for the NSSN program. The Team Agreement provides that Electric Boat will be the prime contractor on construction contracts for the NSSNs, and that construction and assembly work will be equally shared with Newport News through a subcontracting arrangement. Electric Boat will retain the lead design role. The FY98 Appropriations Bill includes a provision that authorizes the Secretary of the Navy to enter into a contract for the construction of the first NSSN and for the advance procurement of material for the next three NSSNs under the terms of the Team Agreement. Details concerning construction beyond the first four NSSNs under the terms of the Team Agreement were not addressed.

     Effective October 1, 1997, the company purchased the assets of Advanced Technology Systems (ATS), formerly an operating unit of Lucent Technologies, for approximately $284 in cash. ATS is a leading supplier of undersea surveillance systems, signal processing systems, vibration control systems, and related technologies for a wide range of applications. Operating results of ATS will be reported within the Marine Group beginning in the fourth quarter. The acquisition is expected to be immediately accretive to earnings.

Combat Systems Group

Results of Operations and Outlook

      Net sales and operating earnings increased during the three and nine month periods due primarily to the acquisition of Defense Systems and Armament Systems from Lockheed Martin Corporation on January 1, 1997. The acquisition has been accretive to the company's net earnings. For a discussion of the accounting for this transaction and related information, see Note B to the Consolidated Financial Statements. The operating margin of the Combat Systems Group for the year is expected to be similar to that reported for the first nine months of 1997.

Business and Market Considerations

     Significant programs in which the Combat Systems Group participates, the upgrade of M1 tanks to the M1A2 configuration, the Advanced Amphibious Assault Vehicle, and the Crusader Self-Propelled Howitzer development program, were funded in the FY98 Appropriations Bill consistent with the company's expectations.

Other

      Operating earnings increased during the three and nine month periods due to the improved performance of both the aggregates business and coal operations. The aggregates business improved due to increased sales volumes and cost reduction efforts, while the coal operations improved due to the suspension of mining activity at an unprofitable location.

Backlog

     The following table details the backlog of each business segment as calculated at September 28, 1997 and December 31, 1996:


                          September 28    December 31
                             1997             1996

  Marine Group            $   6,217      $   7,566
  Combat Systems Group        2,339          2,057
  Other                         684            727

     Total Backlog        $   9,240      $  10,350

     Funded Backlog       $   5,716      $   6,161


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

Additional Financial Information

Interest, Net

      Interest income decreased during the three and nine month periods due to a decline in the average cash balance resulting from the acquisition of Defense Systems and Armament Systems on January 1, 1997.

Provision for Income Taxes

      The company reached an agreement with the Internal Revenue Service, subject to approval by the Joint Committee on Taxation, with respect to its claim for additional research and experimentation tax credits. This agreement is expected to have a materially favorable impact on the company's results of operations and financial condition. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note E to the Consolidated Financial Statements.

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

Investing Activities

      As discussed in Note B, the company acquired the assets of Defense Systems and Armament Systems on January 1, 1997 for approximately $450 in cash. Effective October 1, 1997, the company acquired the assets of ATS. This transaction resulted in a use of cash of $284 in the fourth quarter.
On November 3, 1997, the company announced an agreement to purchase the assets of Ceridian Corporation's Computing Devices International unit. This transaction is expected to result in a use of cash of $600 in the fourth quarter.

      The company is considering an investment of approximately $200 to modernize the facilities at its Bath Iron Works shipyard commencing in 1998, for the purpose of improving productivity.

Financing Activities

       In 1994, the company's Board of Directors reconfirmed management's authority to repurchase at its discretion up to three million shares of the company's common stock. As of September 28, 1997, the company had repurchased approximately 1.8 million shares, including approximately 0.9 million shares during 1997.

     The company expects to generate sufficient funds from operations to meet both its short-term and long-term liquidity needs. In addition, the company has the capacity for long-term borrowings and currently has a committed, short-term $600 line of credit.

                         PART II

                 GENERAL DYNAMICS CORPORATION

                     OTHER INFORMATION

                     September 28, 1997

Item 1.   Legal Proceedings

       Reference is made to Note E, Income Taxes, and Note G, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for statements relevant to activities in the quarter covering certain litigation to which the company is a party.

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

Dated November 5, 1997