Form 10-K
period 1997-12-31
GENERAL DYNAMICS CORP
filed 1998-03-18
CIK 40533

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                     None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---      ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ___

      The aggregate market value of the voting stock held by nonaffiliates of the registrant was $4,725,449,330 at March 9, 1998, calculated in accordance with the Securities and Exchange Commission rules as to beneficial ownership.

      126,236,874 shares of the registrant's common stock were outstanding at March 9, 1998 (adjusted for two-for-one stock split effected in the form of a 100 percent stock dividend declared on March 4, 1998 and payable on April 2, 1998 to shareholders of record on March 13, 1998).

                     DOCUMENTS INCORPORATED BY REFERENCE:

      Parts I and II incorporate information from certain portions of the registrant's Annual Report to security holders for the fiscal year ended December 31, 1997 (1997 Shareholder Report).

      Part III incorporates information from certain portions of the registrant's definitive Proxy Statement for the 1998 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

==============================================================================

                          GENERAL DYNAMICS CORPORATION

                                      INDEX

PART I                                                                            PAGE
                                                                                  ----
    Item 1.                  Business                                              1
    Item 2.                  Properties                                            6
    Item 3.                  Legal Proceedings                                     7
    Item 4.                  Submission of Matters to a Vote of Security Holders   7
    Supplementary
        Item.                Executive Officers of the Company                     8

PART II

    Item 5.                  Market for the Company's Common Equity and
                                 Related Shareholder Matters                      10
    Item 6.                  Selected Financial Data                              10
    Item 7.                  Management's Discussion and Analysis of
                                 Financial Condition and Results of Operations    10
    Item 8.                  Financial Statements and Supplementary Data          10
    Item 9.                  Changes in and Disagreements with Accountants
                                 on Accounting and Financial Disclosure           10

PART III

    Item 10.                 Directors and Executive Officers of the Registrant   10
    Item 11.                 Executive Compensation                               10
    Item 12.                 Security Ownership of Certain Beneficial Owners
                                 and Management                                   11
    Item 13.                 Certain Relationships and Related Transactions       11

PART IV

    Item 14.                 Exhibits, Financial Statement Schedules and Reports
                                 on Form 8-K                                      11

SIGNATURES                                                                        12

                                     PART I

ITEM 1.    BUSINESS

INTRODUCTION

      The primary business of General Dynamics (the company) is supplying weapons systems and services to the U.S. government and its international allies. The company is a Delaware corporation formed in 1952 as successor to the Electric Boat Company. Two of the company's primary operating units, General Dynamics Land Systems Inc. and Bath Iron Works Corporation, were acquired in 1982 and 1995, respectively. On January 1, 1997, the company acquired the assets of Defense Systems and Armament Systems, formerly operating units of Lockheed Martin Corporation. On October 1, 1997, the company acquired the assets of Advanced Technology Systems, formerly an operating unit of Lucent Technologies. On December 31, 1997, the company acquired the assets of Computing Devices International, formerly a division of Ceridian Corporation. During the period 1992 through 1994, the company divested its tactical military aircraft, missile systems and space launch systems businesses.

      The company currently operates in the following business segments: Marine, Combat Systems, Information Systems and Technology, and Other. Marine includes Electric Boat Corporation (Electric Boat), Bath Iron Works Corporation (BIW), and American Overseas Marine Corporation (AMSEA). Combat Systems includes General Dynamics Land Systems Inc. (Land Systems), General Dynamics Defense Systems, Inc. (Defense Systems), and General Dynamics Armament Systems, Inc. (Armament Systems). Information Systems and Technology includes General Dynamics Advanced Technology Systems, Inc. (ATS) and three operating units which comprised Computing Devices International: General Dynamics Information Systems, Inc. (GDIS), Computing Devices Canada, Ltd., and Computing Devices Company Ltd. in the United Kingdom. The Other business segment includes Freeman Energy Corporation (Freeman Energy), Material Service Corporation (Material Service), and Patriot I, II and IV Shipping Corporations (Patriots). Information on revenues, operating profit or loss and identifiable assets attributable to each of the company's business segments is included in Note R to the Consolidated Financial Statements on page 38 of the 1997 Shareholder Report, filed as
Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 1997, and is incorporated herein by reference. A description of the company's products and services, competition, and other related information follows.

PRODUCTS AND SERVICES

MARINE

      Net Sales (in millions)  1997              1996              1995
                             ------            ------            ------

      Nuclear Submarines     $1,321            $1,443            $1,567
      Surface Combatants        839               791               246
      Other                     151                98                71
                             ------            ------            ------
                             $2,311            $2,332            $1,884
                             ======            ======            ======

      Electric Boat designs and builds nuclear submarines for the U.S. Navy, having contracts for the design of the New Attack Submarine (NSSN), and for construction of the last two Seawolf class attack submarines. Electric Boat entered into a Team Agreement with Newport News Shipbuilding and Drydock Company, providing that Electric Boat will be the prime contractor on construction contracts for the NSSN. In addition, Electric Boat performs a broad range of engineering work including advanced research and technology development, systems and component design evaluation, prototype development and logistics support to the operating fleet. Electric Boat also serves as ship integrator for certain components and subassemblies of the submarines, such as electronic equipment.

      BIW has contracts for the construction of 21 Arleigh Burke class destroyers (DDG 51) and plays a lead role in providing design, engineering, and ongoing life cycle support services for DDG 51 class ships. BIW is a member of a three-contractor team which was awarded a contract to design and build the Navy's new class of amphibious transport ships (LPD 17), and is a member of a three-contractor team recently formed to compete for the development, design, construction and life-cycle support of the U.S. Navy's next generation surface combatant ships (DD 21).

      AMSEA provides ship management services for five of the U.S. Navy's Maritime Prepositioning Ships (MPS), nine of the U.S. Maritime Administration's Ready Reserve Force ships (RRF) and two U.S. Maritime Army War Reserve vessels (AWR-3). The MPS are under five-year contracts of which three were renewed in 1995, and two were renewed in 1996. These contracts are renewable through the year 2011. The RRF ships are in the last year of their five-year contracts. The MPS and AWR-3 vessels operate worldwide; the RRF vessels are located on the east, gulf and west coasts of the United States.

COMBAT SYSTEMS

      Net Sales (in millions)  1997              1996              1995
                             ------            ------            ------
      Armored Vehicles       $  960            $  889            $  933
      Ordnance                  265                 -                 -
      Other                     284               137               117
                             ------            ------            ------
                             $1,509            $1,026            $1,050
                             ======            ======            ======

      Land Systems designs and manufactures the M1 Series Abrams Main Battle Tank for the U.S. Army and various foreign governments. Land Systems also performs engineering and upgrade work, and provides support for existing armored vehicles. Production of the M1A2, the latest version of the M1, was initiated in 1992. Land Systems is currently in its second year of its five year multiyear contract with the U.S. Army to upgrade 120 tanks per year from the M1 to the M1A2 version.

      Land Systems is also under contract for the development of several other major armored vehicle programs. The first is the Advanced Amphibious Assault Vehicle program for which Land Systems was recently awarded a development contract, including prototype design and construction. Two prototypes are currently under contract with an option for a third. The second is the Heavy Assault Bridge program which is currently under development and is expected to enter production late in this decade. The third is the Crusader Self-Propelled Howitzer development program of which the company's share is approximately 25 percent.

      Land Systems will complete production of the Single Channel Ground and Airborne Radio System in late 1998 under a contract with the U.S. Army.

      Armament Systems designs, develops and produces advanced gun and ammunition handling systems based on the Gatling principal for applications on various platforms. Armament Systems is also a leader in the production of ammunition products and operates the Milan Army Ammunition Plant in Milan, Tennessee, for the U.S. Army.

      Defense Systems builds light armored vehicles, and turrets and transmissions for armored vehicles for both the U.S. Army and foreign governments. As part of a restructuring plan being implemented in 1998, these product lines are being transferred to Land Systems. The remaining business of Defense Systems, the design and manufacture of missile guidance and fire control systems for the U.S. Navy, will be reported in the Marine segment beginning in 1998.

INFORMATION SYSTEMS AND TECHNOLOGY

      This segment was formed effective January 1, 1998, following the acquisitions of ATS and Computing Devices International. The net sales of ATS for the fourth quarter of 1997 were reported in the Marine segment.

      ATS provides both fixed and mobile undersea fiber-optic surveillance systems as well as special purpose signal and information processors for the U.S. Navy. ATS also provides vibration reduction technologies for the elimination of radiant noise and engine fatigue on various platforms. ATS designs command, communications, control and intelligence systems and network architecture solutions for the NSSN and the LPD 17. ATS also builds power feed and terminal transmission equipment for the commercial undersea fiber-optic market.

      GDIS provides world class information processing systems for airborne, land-based, seaborne, and space-based platforms, as well as information management services for the U.S. government and a number of allied nations. The company also provides contract manufacturing services for a number of defense and commercial electronics contractors. Computing Devices Canada, Ltd. is the systems integrator on the Iris program, whose objective is to modernize and fully digitize the tactical command, control and communications systems of the Canadian land forces. In addition, it provides advanced systems products in the areas of maritime surveillance, land based vectronics and display systems. Computing Devices Company Ltd. in the United Kingdom provides and supports electronics technology for airborne, ground and naval systems, and has the second largest share of the European Fighter Aircraft.

OTHER

      Net Sales (in millions)  1997              1996              1995
                             ------            ------            ------
      Aggregates             $  110            $   87            $    -
      Coal Mining               107               111               116
      Other                      25                25                17
                             ------            ------            ------
                             $  242            $  223            $  133
                             ======            ======            ======

      Material Service is engaged in the mining and sale of aggregates (e.g. stone, sand and gravel) for use in the construction of highways and other infrastructure projects, and for commercial and residential building construction primarily in northern and central Illinois. This business is cyclical and seasonal in nature.

      Freeman Energy mines coal, producing approximately 5 million tons in each of the last three years. Freeman Energy owns or leases rights to over 600 million tons of coal reserves in Illinois.

      Patriots are financing subsidiaries that lease liquefied natural gas tankers to a nonaffiliated company.

COMPETITION

      Historically, competition for U.S. government defense contracts was characterized by a number of major companies competing for a variety of weapon system contracts. The customer's procurement policy generally required competitive bids based on strict product specifications. In addition, the customer often awarded contracts to more than one company in order to ensure competition on subsequent contracts.

      In recent years, because of reduced defense spending, the industry has consolidated through mergers and acquisitions to maintain critical mass resulting in fewer and larger competitors. With fewer but more complex programs in competition, companies frequently have formed strategic alliances to pursue these programs. The Department of Defense faces challenges due to the reduction in available procurement funds as it must address industrial base issues while assessing competing needs between and among the various branches of the service. Finally, Congress continues to be very influential in its role of selecting which programs to fund and at what level based on limited budget dollars. As a result, the defense procurement policy is evolving and will be affected by these various and sometimes conflicting factors.

      A discussion of competition on individual programs is included in Management's Discussion and Analysis of the Results of Operations and Financial Condition on pages 18 through 23 of the 1997 Shareholder Report, filed as
Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

U.S. GOVERNMENT CONTRACTS

      The company's net sales to the U.S. government include Foreign Military Sales (FMS). FMS are sales to foreign governments through the U.S. government, whereby the company contracts with and receives payment from the U.S. government and the U.S. government assumes the risk of collection from the customer. Historically, the company's largest FMS sales are M1 tanks and related services, including training in operation and maintenance, and other logistical support. U.S. government sales were as follows (dollars in millions):

                                            Year Ended December 31
                                         ----------------------------
                                          1997      1996        1995
                                         ------    ------      ------
            Domestic                     $3,485    $3,051      $2,422
            FMS                             166       261         476
                                         ------    ------      ------
                Total U.S. government    $3,651    $3,312      $2,898
                                         ======    ======      ======
            Percent of net sales             90%       92%         94%

      All U.S. government contracts are terminable at the convenience of the U.S. government, as well as for default. Under contracts terminable at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminated for default generally provide that the U.S. government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In 1991, the U.S. Navy terminated for default a contract with the company and McDonnell Douglas Corporation for the full-scale development of the U.S. Navy's A-12 aircraft. On February 23, 1998, a final judgment was entered in favor of the contractors for $1,200 million plus interest. The U.S. government has filed a notice of appeal. For further discussion, see Note O to the Consolidated Financial Statements on page 34 of the 1997 Shareholder Report, filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

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

FOREIGN SALES AND OPERATIONS

      The major portion of sales and operating earnings of the company for the past three years was derived from operations in the United States. Although the company purchases supplies from and subcontracts with foreign companies, it had no substantial operations in foreign countries until the acquisition of Computing Devices Canada, Ltd. and Computing Devices Company Ltd. Direct foreign sales were $132 million, $38 million and $29 million in 1997, 1996 and 1995, respectively.

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

RESEARCH AND DEVELOPMENT

      Research and development activities in Marine and Combat Systems are conducted principally under U.S. government contracts. These research efforts are concerned with developing products for large systems development programs or performing work under research and development technology contracts. Beginning in 1996, the company experienced a decline in customer-sponsored expenditures for research and development due primarily to the NSSN program at Electric Boat moving to the design phase. In addition, the defense businesses engage in independent research and development, of which a significant portion is recovered through overhead charges to U.S. government contracts.

      The table below details expenditures for research and development (dollars in millions):

                                            Year Ended December 31
                                           ------------------------
                                           1997      1996      1995
                                           ----      ----      ----
            Company-sponsored              $ 55      $ 38      $ 25
            Customer-sponsored               58        89       178
                                           ----      ----      ----
                                           $113      $127      $203
                                           ====      ====      ====

BACKLOG

      Summary backlog information for each business segment follows:

                                       December 31        1997 Backlog
                                   -------------------     Not Filled
                                    1997        1996        in 1998
                                   -------     -------    ------------
Marine                             $ 5,864     $ 7,566      $ 4,088
Combat Systems                       2,323       2,057          968
Information Systems and Technology     805           -          268
Other                                  607         727          542
                                   -------     -------      -------
       Total Backlog               $ 9,599     $10,350      $ 5,866
                                   =======     =======      =======
       Funded Backlog              $ 6,796     $ 6,161      $ 3,342
                                   =======     =======      =======


      Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. Total backlog also includes amounts for long-term coal contracts. For further discussion, see Management's Discussion and Analysis of the Results of Operations and Financial Condition on pages 18 through 23 of the 1997 Shareholder Report, filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

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


      Federal, state and local requirements relating to the discharge of materials into the environment and other factors affecting the environment have had and will continue to have an impact on the manufacturing operations of the company. Thus far, compliance with the requirements has been accomplished without material effect on the company's capital expenditures, earnings or competitive position. While it is expected that this will continue to be the case, the company cannot assess the possible effect of compliance with future requirements. Additional information relating to the impact of environmental controls is included under the caption "Environmental" in Note N to the Consolidated Financial Statements on page 33 of the 1997 Shareholder Report, filed as Exhibit 13 to this Annual Report on Form 10-K, and is incorporated herein by reference.

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


EMPLOYEES

      At December 31, 1997, the company had approximately 29,000 employees (excluding contract labor), of whom 47 percent were covered by collective bargaining agreements with various unions, the most significant of which are the International Association of Machinists and Aerospace Workers, the Industrial Union of Marine and Shipbuilding Workers of America, the Metal Trades Council (MTC) of New London, Connecticut, the United Auto Workers Union, the Office and Professional Employees International Union and the United Mine Workers of America. Several agreements are due to expire during 1998, the most significant of which is the MTC.

ITEM 2. PROPERTIES

      A summary of floor space at the main facilities of the Marine, Combat Systems, and Information Systems and Technology segments follows (square feet in millions):

                                        COMPANY                    GOVERNMENT
                                         OWNED         LEASED      FURNISHED
                                       FACILITIES    FACILITIES    FACILITIES    TOTAL
                                       ----------    ----------    -----------  --------
MARINE:
  Electric Boat
   Groton, Connecticut                       2.6            .2                      2.8
   Quonset Point, Rhode Island               0.4           1.1                      1.5
   Avenel, New Jersey                        0.4                                    0.4

  Bath Iron Works
   Bath, Maine                               1.1                                    1.1
   East Brunswick, Maine                     0.6                                    0.6
   Portland, Maine                                         0.1                      0.1
                                       ----------    ----------    -----------  --------

TOTAL MARINE                                 5.1           1.4            0.0       6.5
                                       ==========    ==========    ===========  ========



COMBAT SYSTEMS:
  Land Systems
   Lima, Ohio                                                             1.6       1.6
   Muskegon, Michigan                        1.0           0.1                      1.1
   Scranton, Pennsylvania                                  0.3                      0.3
   Woodbridge, Virginia                      0.1                                    0.1
   Tallahassee, Florida                                    0.1                      0.1
   Sterling Heights, Michigan                0.6                                    0.6
   Anniston, Alabama                                                      0.1       0.1
   Imperial, California                                    0.1                      0.1
   Chesterfield, Michigan                    0.1                                    0.1
  Armament Systems
   Burlington, Vermont                       0.6                                    0.6
   Milan, Tennessee                                                       3.9       3.9
  Defense Systems
   Pittsfield, Massachusetts                               0.1            0.8       0.9
                                       ----------    ----------    -----------  --------

TOTAL COMBAT SYSTEMS                         2.4           0.7            6.4       9.5
                                       ==========    ==========    ===========  ========

INFORMATION SYSTEMS AND
TECHNOLOGY:
  GDIS
   Bloomington, Minnesota                                  0.5                      0.5
  Computing Devices Canada, Ltd.
   Ottawa, Ontario                           0.2           0.1                      0.3
   Calgary, Alberta                          0.2                                    0.2
  ATS
   Greensboro, North Carolina                0.1           0.1                      0.2
                                       ----------    ----------    -----------  --------
TOTAL INFORMATION
SYSTEMS AND TECHNOLOGY                       0.5           0.7            0.0       1.2
                                       ==========    ==========    ===========  ========

      BIW began in 1997 a $200 million project to construct a fifteen acre land level transfer facility and manufacturing support center, and a 750-foot dry-dock in Bath, Maine to improve productivity.

      OTHER. Freeman Energy operates two underground mines and one surface mine in Illinois. Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output.

      Material Service operates several stone quarries, as well as sand and gravel pits and yards in the Chicago, Illinois area for its aggregates business.

      REAL ESTATE HELD FOR DEVELOPMENT. As part of the sale of businesses, certain related properties were retained by the company. These properties have been segregated on the Consolidated Balance Sheet as real estate held for development. The company has retained outside experts to support the development of plans and marketing efforts which are intended to maximize the market value of these properties. The remaining properties include 232 acres in Kearny Mesa and 2,420 acres in Sycamore Canyon, both of which are in San Diego, California; and 308 acres in Rancho Cucamonga, California. Most of this property is undeveloped. The company owns 10,000 square feet of building space at Rancho Cucamonga and 200,000 square feet of building space at Sycamore Canyon. Most of the buildings at Kearny Mesa were demolished in 1997 in preparation for development activity. In 1997, two buildings and 55 acres in Rancho Cucamonga were sold.

ITEM 3.     LEGAL PROCEEDINGS

      The information under the captions "Litigation" and "Environmental" in Note N and the information in Note O to the Consolidated Financial Statements appearing on pages 33 through 34 of the 1997 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the company's security holders during the fourth quarter of the year ended December 31, 1997.

SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE COMPANY

      The name, age, offices and positions held for the last five years of the company's executive officers who are not directors are as follows:

                                                                                                        AGE AT
                                                                                                     DECEMBER 31
                              NAME, POSITION AND OFFICE                                                  1997
                              -------------------------                                              -----------

David D. Baier -- Vice President Taxes since August 1995; Staff Vice President Taxes                      43
   March 1994 -- August 1995; Corporate Tax Counsel and Director of Planning
   and Litigation September 1991 -- March 1994

G. Kent Bankus -- Vice President Government Relations since April 1993; Staff Vice President              55
   Aerospace Programs and Field Offices July 1991 -- April 1993

Edward C. Bruntrager -- Vice President and General Counsel since March 1994; Assistant General            50
   Counsel January 1987 -- March 1994

Allan C. Cameron --  Vice President of the company and President of Bath Iron Works since                 51
   March 1996; Executive Vice President and Chief Operating Officer of Bath Iron Works
   July 1994 -- March 1996; Facility Manager of Electric Boat May 1993 -- June 1994;
   Director of Operations of Electric Boat January 1989 -- May 1993

Gordon R. England -- Executive Vice President since March 1997;                                           60
   President - Lockheed Fort Worth March 1993 - March 1995; Executive Vice President
   of the company and President - Aircraft Systems of the Fort Worth Division
   August 1992 -- March 1993

James I. Finley -Vice President of the company and President General Dynamics Information                 51
   Systems since January 1998; Vice President of Government Information Systems November 1995 -
   December 1997; Vice President Programs and Engineering, Westinghouse/United
   Technologies 1990 - October 1995

David H. Fogg -- Vice President and Treasurer since March 1998; Staff Vice President and Treasurer        42
   November 1994 -- March 1998; Staff Vice President and Assistant Treasurer May 1994 -- November 1994;
   Corporate Director of Finance and Assistant Treasurer January 1994 -- May 1994; Corporate Director
   of Risk Management November 1991 -- January 1994

Paul A. Hesse  -- Vice President Communications and Secretary since February 1996; Vice President         56
   Communications May 1991 -- February 1996

Kenneth A. Hill - Vice President Information Technology since April 1997;  Staff Vice President           48
   Personnel Relations November 1994 - April 1997; Director Salaried Compensation
   March 1989 - November 1994

Raymond E. Kozen  --  Vice President Planning and Analysis since March 1997; Staff Vice President         56
   for Special Projects December 1987  -- March 1997

Kenneth J. Leenstra -- Vice President of the company and President of Armament Systems                    60
   since February 1997; President of Armament Systems - Lockheed Martin January 1990  --
   January 1997

Michael J. Mancuso -- Senior Vice President and Chief Financial Officer                                   55
   since March 1997; Vice President and Chief Financial Officer November 1994 -- March
   1997; Vice President and Controller May 1994 -- November 1994; Division Vice
   President and Chief Financial Officer of Land Systems September 1993 -- May 1994;
   Vice President and Controller - Commercial Engine Business, Pratt & Whitney,
   United Technologies Corporation July 1992 -- September 1993

                                                                                                        AGE AT
                                                                                                     DECEMBER 31
                              NAME, POSITION AND OFFICE                                                  1997
                              -------------------------                                              -----------

Charles E. McQueary - Vice President of the company and President of Advanced Technology                  58
   Systems since October 1997; President - Advanced Technology Systems, AT&T/Lucent
   Technologies January 1994 - September 1997; Vice President Federal Systems Advanced
   Technologies, AT&T October 1987 - December 1993

David A. Savner -- Senior Vice President Law effective April 1998; Senior Partner                         54
   of Jenner & Block May 1987 -- March 1998

Daniel P. Schmutte --  Vice President of the company and President of Defense Systems                     47
   since February 1997; Vice President Operations August 1995 - February 1997;
   Staff Vice President and Assistant to the President/Chief Executive Officer
   June 1993 -- August 1995; Assistant to the President December 1990 -- June
   1993

John W. Schwartz -- Vice President and Controller since March 1998;                                       41
   Staff Vice President and Controller November 1994 -- March 1998; Corporate Director
   of Accounting July 1992 -- November 1994

David E. Scott - Vice President of the company and President of Computing Devices                         52
   Canada since February 1998; President Computing Devices Canada June 1997 -
   January 1998; Vice President Communications Division November 1990 - May 1997

James E. Turner, Jr. - President and Chief Operating Officer since June 1997;                             63
   Executive Vice President of the Marine Group October 1995 - June 1997;
   Executive Vice President of the company and  President of Electric Boat April 1993 --
   October 1995; Executive Vice President of the Marine, Land Systems and Services Group
   February 1991 -- April 1993

Arthur J. Veitch -- Vice President of the company and President of Land Systems since                     51
   February 1997; Vice President of the company and Senior Operating Officer of
   Land Systems August 1995 -- February 1997;  Division Vice President and General Manager
   of the Convair Division August 1992 -- August 1995

John K. Welch -- Vice President of the company and President of Electric Boat since                       47
   October 1995; Division Vice President Programs and Planning of Electric Boat
   April 1994 -- October 1995; Division Vice President Program Management and
   Development of Electric Boat June 1989 -- April 1994

W. Peter Wylie -- Vice President Human Resources and Administration since August 1995;                    58
   Group Vice President - Hughes Missile Systems Company August 1992 -- December 1994;
   Division Vice President Human Resources of the company's Missiles and Electronics Group
   May 1991 -- August 1992

Michael W. Wynne -- Senior Vice President International, Planning and Development                         53
   since March 1997; Vice President and General Manager of Lockheed Martin,
   Martin Marietta Astronautics Division May 1994 -- February 1997; Vice
   President of the company and President of the Space Systems Division August
   1992 -- May 1994

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

                                     PART II

ITEM 5.    MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS

      The company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

      The high and low market price of the company's common stock and the cash dividends declared for each quarterly period during the two most recent fiscal years are included in Note S to the Consolidated Financial Statements appearing on page 38 of the 1997 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, and are incorporated herein by reference.

      There were 21,046 common shareholders of record of the company's common stock at December 31, 1997.

ITEM 6.    SELECTED FINANCIAL DATA

      The information appearing on page 40 of the 1997 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information appearing on pages 18 through 23 of the 1997 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information appearing on pages 24 through 40 of the 1997 Shareholder Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required to be set forth herein is included under the captions "Employment Agreements and Other Agreements" and "Transactions Involving Directors and Others" in the company's definitive Proxy Statement which is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  1. Financial Statements

      The Report of Independent Public Accountants and Consolidated Financial Statements appearing in the 1997 Shareholder Report on the pages listed in the following index are included in this Annual Report on Form 10-K as Exhibit 13, and are incorporated herein by reference.

                                                                    Page of
                                                                      1997
                                                                   Shareholder
                                                                     Report
                                                                     ------
            Report of Independent Public Accountants                   39

            Consolidated Financial Statements:

               Consolidated Statement of Earnings                      24

               Consolidated Balance Sheet                              25

               Consolidated Statement of Cash Flows                    26

               Consolidated Statement of Shareholders' Equity          27

               Notes to Consolidated Financial Statements (A to S)    28-38


         2.  Financial Statement Schedules

      No schedules are submitted because they are either not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

         3. Exhibits--See Index on pages 13 and 14 of this Annual Report on Form 10-K.

      (b)  Reports on Form 8-K

      There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENERAL DYNAMICS CORPORATION

                                        By: /s/ John W. Schwartz
                                            ------------------------
                                            John W. Schwartz
                                            Vice President and Controller
March 18, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1998, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ Nicholas D. Chabraja            Chairman, Chief Executive Officer and Director
------------------------            (Principal Executive Officer)
Nicholas D. Chabraja

/s/ James E. Turner, Jr.            President and Chief Operating Officer
------------------------
James E. Turner, Jr.

/s/ Michael J. Mancuso              Senior Vice President and Chief Financial Officer
----------------------              (Principal Financial Officer)
Michael J. Mancuso

/s/ John W. Schwartz                Vice President and Controller
--------------------                (Principal Accounting Officer)
John W. Schwartz

Julius W. Becton, Jr.*              Director

James S. Crown*                     Director

Lester Crown*                       Director

Charles H. Goodman*                 Director

George A. Joulwan*                  Director

Paul G. Kaminski*                   Director

James R. Mellor*                    Director

Gordon R. Sullivan*                 Director

Carlisle A. H. Trost*               Director


*By Paul A. Hesse pursuant to Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.


                                  /s/ Paul A. Hesse
                                  -----------------
                                  Paul A. Hesse
                                  Secretary

                                INDEX TO EXHIBITS

 Note           Exhibit
Number          Number                                               Description
------          ------                                               -----------

   (5)              3-1A            --Restated Certificate of Incorporation, effective May 21, 1991
                    3-2D            --Bylaws as amended effective October 1, 1997
  (11)              4               --Letter re agreement to furnish copy of indenture
   (1)            10-1A             --Amendment of Mining Leases between American National Bank and Trust of Chicago, Trustee, and La Salle National Bank, Trustee, to Freeman Coal Mining
                                      Corporation, dated January 1, 1960
   (1)            10-1B             --Amendatory Agreement between Freeman United Coal Mining Company and American
                                      National Bank and Trust Company, as Trustee, and La Salle National Bank, as Trustee,
                                      dated January 1, 1975
   (3)            10-6A             --General Dynamics Corporation Incentive Compensation Plan adopted February 3, 1988, approved by the shareholders on May 4, 1988
   (4)            10-6B             --General Dynamics Corporation Incentive Compensation Plan (as amended), approved by shareholders on May 1, 1991
   (4)            10-7E             --Facilities Contract DAAE07-90-E-A001 dated June 24, 1990, between General Dynamics
                                      Land Systems, Inc. and the United States relating to government-owned facilities and equipment at the Lima Army Tank Plant, Lima, Ohio
   (7)            10-8B             --General Dynamics Corporation Retirement Plan for Directors adopted March 6, 1986, as amended May 5, 1993
  (11)            10-14A            --Lease Agreement dated December 20, 1996, between Electric Boat Corporation and the
                                      Rhode Island Economic Development Corporation
   (6)            10-18             --Employment Agreement between the company and James R. Mellor dated as of
                                      March 17, 1993
   (9)            10-18A            --Amendment to employment agreement between the company and James R. Mellor dated as of
                                      October 3, 1995
  (11)            10-18B            --Amendment to employment agreement between the company and James R. Mellor dated  as of
                                      November 5, 1996
   (6)            10-22             --Form of Agreement entered into in 1993 between the company and Corporate Officers who were being retained in employment with the company
   (8)            10-24             --Asset Purchase Agreement, dated August 17, 1995, between the company and Bath Iron Works
                                      Corporation
   (9)            10-25             --Lease Agreement dated January 14, 1982, between Bath Iron Works Corporation and the City of
                                      Portland, Maine, relating to pier facilities in the Portland, Maine harbor
   (9)            10-26             --Lease Agreement dated January 14, 1982, between Bath Iron Works Corporation and the State of
                                      Maine, relating to a dry dock facility in the Portland, Maine harbor
  (10)            10-28             --Asset Purchase and Sale Agreement, dated November 6, 1996, as amended December 20, 1996, between the company and Lockheed Martin Corporation
  (11)            10-29             --Employment agreement between the company and Nicholas D. Chabraja dated
                                      November 12, 1996
  (11)            10-30             --General Dynamics Corporation Incentive Compensation Plan adopted February 5, 1997, approved by shareholders on May 7, 1997
                  10-31             --Retirement Benefit Agreement between the company and Gordon R. England dated
                                      February 14, 1997
                  10-32             --Credit Enhancement Agreement between Bath Iron Works Corporation and the City of Bath,
                                      Maine dated September 19, 1997, relating to the development program of facilities in Bath,
                                      Maine
                  10-33             --Retirement Benefit Agreement between the company and Michael J. Mancuso dated
                                      March 6, 1998
                  10-34             --Consulting agreement between the company and Paul G. Kaminski dated August 18, 1997
                  10-35             --Salary and benefit continuation agreement between the company and Michael W. Wynne dated
                                      February 7, 1997

                                INDEX TO EXHIBITS

 Note           Exhibit
Number          Number                                               Description
------          ------                                               -----------
                  13                --1997 Shareholder Report (pages 18 through 40)
                  21                --Subsidiaries
                  23                --Consent of Independent Public Accountants
                  24                --Power of Attorney of the Board of Directors
                  27                --Financial Data Schedule
                  27A               --Restated Financial Data Schedule for the nine months ended September 28, 1997
                  27B               --Restated Financial Data Schedule for the six months ended June 29, 1997
                  27C               --Restated Financial Data Schedule for the three months ended March 30, 1997
                  27D               --Restated Financial Data Schedule for the year ended December 31, 1996
                  27E               --Amended and Restated Financial Data Schedule for the nine months ended September 29, 1996
                  27F               --Restated Financial Data Schedule for the six months ended June 30, 1996
                  27G               --Restated Financial Data Schedule for the three months ended March 31, 1996
                  27H               --Restated Financial Data Schedule for the year ended December 31, 1995


                                      NOTES

(1) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1980, and filed with the Commission March 31, 1981, and incorporated herein by reference.

(2)   Not used.

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

(11) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1996, and filed with the Commission March 21, 1997, and incorporated herein by reference.