Form 10-Q
period 1998-03-29
GENERAL DYNAMICS CORP
filed 1998-05-05
CIK 40533

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D. C.  20549
                       FORM 10-Q
(Mark One)
     X  QUARTERLY REPORT PURSUANT TO SECTION
                   13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

                     OR
     TRANSITION REPORT PURSUANT TO SECTION
     13 OR 15(d) OF THE SECURITIES EXCHANGE
                   ACT OF 1934
            Commission File Number 1-3671

            GENERAL DYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)


     Delaware                         13-1673581
(State or other jurisdiction       (I.R.S. Employer
    of incorporation               Identification
    or organization)                     No.)

3190 Fairview Park Drive,          22042-4523
Falls Church, Virginia             (Zip Code)
(Address of principal
executive offices)

                    (703)876-3000

Registrant's telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X
No       .
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, $1 par value - April 26, 1998 126,380,243

                    GENERAL DYNAMICS CORPORATION

                                INDEX


PART I - FINANCIAL INFORMATION                     PAGE
Item 1 - Consolidated Financial Statements

         Consolidated Balance Sheet                  2

         Consolidated Statement of Earnings          3

         Consolidated Statement of Comprehensive
           Income                                    4


         Consolidated Statement of Cash Flows        5

         Notes to Unaudited Consolidated
           Financial Statements                      6

Item 2 - Management's Discussion and Analysis       13

PART II - OTHER INFORMATION

Item 1 -  Legal Proceedings                         18


Item 6 - Exhibits and Reports on Form 8-K           18

SIGNATURE                                           19

                              PART I


                     GENERAL DYNAMICS CORPORATION

                    CONSOLIDATED BALANCE SHEET

                                (UNAUDITED)

                        (Dollars in millions)
                                March 29     December 31

                                  1998          1997

ASSETS

CURRENT ASSETS:
Cash and equivalents            $    244     $   336
Marketable securities                 97         105
                                     341         441
Accounts receivable                  188         234
Contracts in process                 822         702
Other current assets                 293         312
Total Current Assets               1,644       1,689

NONCURRENT ASSETS:
Marketable securities                 62           -
Leases receivable - finance
    operations                       193         193
Real estate held for
   development                       131         128
Property, plant and equipment,
   net                               630         592
Intangible assets                  1,217       1,204
Other assets                         268         285
Total Noncurrent Assets            2,501       2,402
                                $ 4,145      $ 4,091

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
Current portion of long-term
   debt                         $    111     $   108
Accounts payable                     220         255
Other current liabilities            921         928
Total Current Liabilities          1,252       1,291

NONCURRENT LIABILITIES:
Long-term debt                       157         157
Long-term debt - finance
   operations                         97         100
Other liabilities                    651         628
Commitments and contingencies
   (See Note J)
Total Noncurrent Liabilities         905         885

SHAREHOLDERS' EQUITY:
Common stock, including
   surplus (shares issued
   168,774,672)                      236         220
Retained earnings                  2,440       2,386
Treasury stock (shares held
   1998, 42,498,630;1997,
    42,989,118)                    (687)        (691)
Accumulated other
   comprehensive income              (1)           -
Total Shareholders' Equity         1,988       1,915
                                 $ 4,145     $ 4,091

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                     GENERAL DYNAMICS CORPORATION

                 CONSOLIDATED STATEMENT OF EARNINGS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)
                                      Three Months Ended
                                    March 29    March 30
                                      1998        1997

NET SALES                           $ 1,154     $   941

OPERATING COSTS AND EXPENSES          1,030         839

OPERATING EARNINGS                      124         102

Interest income, net                      1           9
Other income (expense), net              (1)         (3)

EARNINGS BEFORE INCOME TAXES            124         108

Provision for income taxes               42          37

NET EARNINGS                        $    82     $    71

BASIC AND DILUTED NET EARNINGS PER
   SHARE                            $  0.65     $  0.56
DIVIDENDS PER SHARE                 $   .22     $  .205
WEIGHTED AVERAGE SHARES
OUTSTANDING (in millions):
     Basic                            125.9       126.2
     Diluted                          126.9       126.9

SUPPLEMENTAL INFORMATION:
     General and administrative
     expenses included in operating
     costs and expenses             $    92     $    78

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.


                    GENERAL DYNAMICS CORPORATION

           CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                               (UNAUDITED)

                          (Dollars in millions)
                                      Three Months Ended
                                      March 29  March 30
                                      1998       1997

NET EARNINGS                          $   82    $    71
OTHER COMPREHENSIVE INCOME, NET OF
   TAX                                    (1)        (2)
COMPREHENSIVE INCOME                  $   81    $    69


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.


                     GENERAL DYNAMICS CORPORATION

                CONSOLIDATED STATEMENT OF CASH FLOWS

                              (UNAUDITED)

                        (Dollars in millions)
                                      Three Months Ended
                                      March 29  March 30
                                         1998      1997

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                          $    82   $    71
Adjustments to reconcile net earnings
   to net cash provided by continuing
   operations -
Depreciation, depletion and
 amortization                              31        21
Decrease (Increase) in -
     Marketable securities                 (6)      (12)
     Accounts receivable                   46        10
     Contracts in process                 (99)      (28)
Increase (Decrease) in -
     Accounts payable and other current
        liabilities                       (52)      (54)
     Current income taxes                  15        44
     Deferred income taxes                 12        (7)
Other, net                                (10)        1
Net cash provided by continuing
   operations                              19        46
Net cash used by discontinued
   operations                              (3)      (34)
Net Cash Provided by Operating
   Activities                              16        12

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                      12      (450)
Purchases of available-for-sale
   securities                             (88)     (243)
Sales/maturities of available-for-sale
   securities                              41       292
Capital expenditures                      (45)      (10)
Other                                      (1)       (2)
Net Cash Used by Investing Activities     (81)     (413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt - finance operations     (3)       (3)
Dividends paid                            (26)      (26)
Purchase of common stock                    -       (26)
Other                                       2         5
Net Cash Used by Financing Activities     (27)      (50)

NET DECREASE IN CASH AND EQUIVALENTS      (92)     (451)
CASH AND EQUIVALENTS AT BEGINNING OF
   PERIOD                                 336       516
CASH AND EQUIVALENTS AT END OF
   PERIOD                             $   244   $    65


SUPPLEMENTAL CASH FLOW INFORMATION:

Cash payments for:
Income taxes                          $     7   $     -
Interest (including finance
   operations)                        $     1   $     2

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                    GENERAL DYNAMICS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             (UNAUDITED)

           (Dollars in millions, except per share amounts)


(A)  Basis of Preparation

      The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended March 29,1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1997.

      In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three month periods ended March 29, 1998 and March 30, 1997.

(B)  Comprehensive Income

     Effective January 1, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the presentation of comprehensive income. The company has reported the components of comprehensive income on the Consolidated Statement of Comprehensive Income.

(C)  Translation of Foreign Currencies

       Local currencies have been determined to be functional currencies for the company's international operations. Foreign currency balance sheets are translated at the end-of-period exchange rates and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are included in the calculation of other comprehensive income and included in the equity section on the Consolidated Balance Sheet.

(D)  Acquisitions

     Effective December 31, 1997, the company purchased the assets of Computing Devices International, formerly a division of Ceridian Corporation, for approximately $500, net of cash acquired of $100. The company borrowed $220 to effect the acquisition. See Note G for details on the terms of the debt. Computing Devices International is a defense electronics and systems integration business with presence in the U.S., Canadian and U.K. defense electronics markets.

      Effective October 1, 1997, the company purchased the assets of Advanced Technology Systems, formerly an operating unit of Lucent
Technologies, for $267, net of purchase price adjustment of $17 received in January 1998. Advanced Technology Systems is a leading supplier of undersea surveillance systems, signal processing and vibration control systems and related technologies for a wide range of applications.

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

      Each of these acquisitions has been accounted for under the purchase method of accounting. The purchase prices have been allocated to the estimated fair values of net tangible assets acquired, with any excess recorded as intangible assets (see Note E). Certain of the estimates related to the acquisitions of Computing Devices International and Advanced Technology Systems are still preliminary at March 29, 1998, but will be finalized within one year from their respective date of acquisition. The operating results of the acquired businesses are included with those of the company from their respective closing dates.

(E)  Intangible Assets

      Intangible assets resulting from the company's acquisitions discussed in Note D consist of the following:

                                   March 29   December 31
                                   1998       1997

Contracts and programs
 acquired                          $   374    $   376
Goodwill                               843        828
                                   $ 1,217    $ 1,204


      Intangible assets are shown net of accumulated amortization of $40 and $31 at March 29, 1998 and December 31, 1997, respectively. Intangible assets are amortized on a straight-line basis over periods ranging from 8 to 40 years.

(F)  Liabilities

      A summary of significant liabilities, by balance sheet caption, follows:

                                    March 29  December 31
                                       1998      1997

Workers' compensation               $   245   $   242
Retirement benefits                     227       221
Salaries and wages                       77        93
Customer deposits                       111       114
Other                                   261       258
     Other Current Liabilities      $   921   $   928

Accrued costs on disposed
   businesses                       $   204   $   211
Retirement benefits                     157       154
Coal mining related liabilities          72        78
Other                                   218       185
     Other Liabilities              $   651   $   628


(G)  Debt

     Debt consists of the following:

                                    March 29  December 31
                                      1998       1997

Note payable                        $   223   $   220
9.95% Debentures                         38        38
Other                                     7         7
                                        268       265
Less current portion                    111       108
                                    $   157   $   157

      On December 31, 1997, the company borrowed $220 from a Canadian bank to effect the acquisition of Computing Devices International at a rate of 5.17 percent. In April 1998, the company repaid $70 of this debt and extended the maturity of the remaining balance at a rate of 5.07 percent. The company expects to refinance this balance under a long-term arrangement during the second half of 1998.

      The company exercised its option to call for the early redemption of all of its outstanding 9.95 percent Debentures on April 1, 1998.

(H)  Income Taxes

      The company had a net deferred tax asset of $233 and $285 at March 29, 1998 and December 31, 1997, the current portion of which was $219 and $223, respectively, and was included in other current assets on the Consolidated Balance Sheet. No material valuation allowance was required for the company's net deferred tax assets at March 29, 1998 and December 31, 1997.

      Certain issues related to the Internal Revenue Service (IRS) audit of the company's consolidated federal income tax returns for the years 1977 through 1986 were resolved in the U.S. Tax Court in favor of the company. The IRS has the right to appeal the Court's decision; however, in the event of an appeal, the company believes the decision will be upheld.

      In  addition, the company had filed refund claims totaling $355
(plus interest) for additional research and experimentation tax credits for the years 1981 through 1990. On October 16, 1997, as part of the Tax Court litigation, the company and the IRS reached an agreement that settled the tax claims for the years 1981 through 1986 for $132 (plus interest). This agreement is subject to approval by the Joint Committee on Taxation. Remaining claims totaling $176 (plus interest) for the years 1987 through 1990 are still being contested at the IRS administrative level and are not covered by the settlement agreement.

      The exact amount and timing of the net refund associated with the Tax Court litigation and related settlement is not known. However, the company expects the net refund will exceed the amounts previously recorded and, therefore, will result in the recognition of additional tax benefits when realization is assured.

       The IRS has completed its examination of the company's consolidated federal income tax returns for the years 1987-1989. Certain issues related to these years have been protested to the IRS Appeals Division. The IRS is also currently examining the company's consolidated returns for the years 1990 through 1995. Since the company has recorded liabilities for tax contingencies, resolution of these matters is not expected to have a materially unfavorable impact on the company's financial condition or results of operations.

(I)  Shareholders' Equity

     On March 4, 1998, the company's board of directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend which was distributed on April 2, 1998, to shareholders of record on March 13, 1998. Accordingly, all references in the financial statements to number of shares and per share amounts have been restated to reflect the stock split.

(J)  Commitments and Contingencies

Litigation

       Claims made by and against the company regarding its consolidated federal income tax returns are discussed in Note H. Claims made by and against the company regarding the development of the Navy's A-12 aircraft are discussed in Note K.

     On May 1, 1997, a jury in San Diego County rendered a verdict of $101 against the company in favor of 97 former Convair employees. In this lawsuit, Argo, et al. v. General Dynamics, the plaintiffs alleged that the company interfered with their right to join an earlier class action lawsuit and concealed its plans to close its Convair division. The jury awarded the plaintiffs a total of $1.8 in actual damages, and $99 in punitive damages. The company is appealing the judgment. The company believes it has substantial legal defenses, but in any case, it believes the punitive damage award is excessive as a matter of law. Management currently believes the ultimate outcome will not have a material impact on the company's results of operations or financial condition.

    General Dynamics Corporation was served with a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics and Lloyd Thompson, seeking a declaratory judgment and rescission of certain excess loss insurance contracts covering the company's self-insured workers' compensation program at its Electric Boat division for the period July 1, 1988, to June 30, 1992. The insurance contracts cover losses of up to $30 in excess of a $40 attachment point in each of the four policy years. The named plaintiffs are members of the Lloyd's of London syndicates and other British insurers who have underwritten the risk. General Dynamics has counterclaimed, alleging that the plaintiffs have breached their insurance contracts by failing to pay claims. General Dynamics seeks a declaratory judgment that the policies are valid, seeks actual damages, and payment of a penalty under a Missouri statute, on the ground that the plaintiffs' failure to pay is vexatious and unreasonable. The company does not expect that the matter will have a material impact on the company's results of operations or financial condition.

     HE Holdings, Inc. and Hughes Missile Systems Company (HMSC) have filed a fifth amended complaint against the company alleging breach of contract, fraud, and conversion with respect to certain representations and warranties contained in the Asset Purchase Agreement dated May 8, 1992, for the sale of the company's missile business. The amended complaint, which was filed in the Superior Court of the State of California, seeks $38 in compensatory damages as well as punitive damages. The company does not expect that the lawsuit will have a material impact on the company's results of operations or financial condition.

     In March 1996, the company received a judgment for $26 against the government in General Dynamics v. U.S., a case tried in U.S. District Court for the Central District of California. The company sued the government under the Federal Tort Claims Act, alleging that the Defense Contract Audit Agency negligently audited the Division Air Defense contract, which led to the company's indictment in 1985. The indictment was later dropped. The government appealed the 1996 judgment, and on March 27, 1998, the U.S. Court of Appeals reversed the District Court's decision. The company intends to petition the Court of Appeals for a rehearing. HMSC will receive 30 percent of any net recovery as a result of its purchase of the company's missile business in 1992. The company has not recognized any claim revenue from this matter.

     The company is a defendant in tort cases pending in state and federal court in Arizona, as well as in cases brought under the Comprehensive Environmental Response, Compensation and Liability Act. This litigation arises out of groundwater and soil contamination at the Tucson airport. The company's predecessor in interest, Consolidated Aircraft Company, operated a modification center at the site during World War II. The company has defenses to the claims, as well as a claim against the government for indemnification. Although the company is unable to estimate its liability arising from these claims, the company does not believe the litigation will have a material impact on the company's results of operations or financial condition.

     The company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The company believes its liabilities in these proceedings, in the aggregate, are not material to the company's results of operations or financial condition.

Environmental

      The company is directly or indirectly involved in certain Superfund sites in which the company, along with other major U.S. corporations, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency with respect to past shipments of hazardous waste to sites now requiring environmental cleanup. Based on a site by site analysis of the estimated quantity of waste contributed by the company relative to the estimated total quantity of waste, the company believes its liability at any individual site is not material. The company is also involved in the cleanup and remediation of various conditions at sites it currently or formerly owned or operated.

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

(K)  Termination of A-12 Program

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

      On February 23, 1998, a final judgment was entered in favor of the contractors for $1,200 plus interest. The U.S. government has filed a notice of appeal. Final resolution of the A-12 litigation will depend on the outcome of expected appeal or negotiation with the government. The company has not recognized any claim revenue from the Navy.

     The company has fully reserved the contracts in process balance associated with the A-12 program and has accrued the company's estimated termination liabilities, and the liability associated with pursuing the litigation through the appeals process. In the unlikely event that the court's decision converting the termination to a termination for convenience is reversed on appeal, and the contractors are ultimately found to be in default of the A-12 contract and are required to repay all unliquidated progress payments, additional losses of approximately $675, plus interest, may be recognized by the company. This result is considered remote.

                   GENERAL DYNAMICS CORPORATION

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE RESULTS OF

                OPERATIONS AND FINANCIAL CONDITION

                         March 29, 1998

           (Dollars in millions, except per share amounts)

Forward-Looking Statements

       Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including: the company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; legal proceedings; labor negotiations; changing priorities or reductions in the U.S. government defense budget; and termination of government contracts due to unilateral government action.

Business Segments

     The company comprises three primary business segments: Marine, Combat Systems and Information Systems and Technology, which was formed at the beginning of 1998. The company also has several miscellaneous businesses classified as Other. The following table sets forth the net sales and operating earnings by business segment for the three month period ending March 29, 1998 and March 30, 1997:

                                               Increase /
                           Three Month Period  (Decrease)
                            1998     1997
NET SALES:
Marine                    $  586    $ 559     $   27
Combat Systems               335      337         (2)
Information Systems
   and Technology            187        -        187
Other                         46       45          1
                          $1,154    $ 941     $  213
OPERATING EARNINGS:
Marine                    $  66     $  59     $    7
Combat Systems               43        45         (2)
Information Systems and
   Technology                12         -         12
Other                         3        (2)         5
                          $ 124     $ 102     $   22


Marine

Results of Operations

     Net sales increased during the three month period due primarily to the transition of the ballistic missile fire control business to the Marine segment from the Combat Systems segment. Operating earnings increased during the three month period due to an earnings rate increase on the Arleigh Burke class destroyer (DDG 51) program in the fourth quarter of 1997 and on the Seawolf program in the third quarter of 1997. Additionally, as the Seawolf program continues to benefit from diminishing operating risks as the program matures, the company increased the earnings rate in the first quarter of this year. The increase in operating earnings resulting from earnings rate increases was partially offset by a decline in submarine construction activity.

Business and Market Considerations

     During the first quarter, the Navy awarded a multi-year contract to the company for the construction of six additional DDG 51s for $2.1 billion.
This award extends the company's deliveries to 2006. The company anticipates an award later in 1998 for the continued design and construction of the first four New Attack Submarines (NSSNs) for approximately $5 billion.

     The company is part of a three-contractor team formed to compete for the development, design, construction and life-cycle support of the U.S. Navy's next-generation surface combatant ships (DD 21). The DD 21 program is estimated at $25 billion and includes the construction of more than 30 ships during the first quarter of the next century. The Navy has undertaken a review of its acquisition strategy because no other team formed to compete for the DD 21. The outcome of the review may affect the nature of the Navy's approach for the development and construction of the DD 21.

Combat Systems

Results of Operations

     Net sales and operating earnings were comparable with last year. The affect of the transition of the ballistic missile fire control business to the Marine segment was partially offset by an increase in land combat programs, such as the Heavy Assault Bridge; the Advanced Amphibious Assault Vehicle; and the Fox Nuclear, Biological and Chemical Reconnaissance System vehicle programs.

Information Systems and Technology


     The acquisitions of Computing Devices International and Advanced Technology Systems led to the creation of the company's new primary reporting segment, Information Systems and Technology. General Dynamics Information Systems provides the company with broader and deeper capabilities in electronics and systems integration and information management.
Computing Devices Canada, Ltd. is Canada's premier defense electronics contractor with extensive experience in the management of complex projects involving large scale systems integration. They are the systems integrator on the Iris program, whose objective is to modernize and fully digitize the tactical command, control and communications systems of the Canadian land forces. Computing Devices Company Ltd. in the United Kingdom opens new markets in highly sophisticated defense electronics. Advanced Technology Systems is a leading supplier of undersea surveillance systems, signal processing systems, vibration control systems, and related technologies for a wide range of applications.

Backlog

     The following table details the backlog of each business segment as calculated at March 29, 1998 and December 31, 1997:

                                March 29   December 31
                                 1998          1997

Marine                          $  7,669   $  5,864
Combat Systems                     2,067      2,323
Information Systems and
   Technology                        840        805
Other                                591        607

    Total Backlog               $ 11,167   $  9,599
    Funded Backlog              $  7,226   $  6,796

     Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. Total backlog also includes amounts for long-term coal contracts. The company's anticipated NSSN award of approximately $5 billion, as previously mentioned, is not included in total backlog indicated above.

Additional Financial Information

Interest, Net

     Interest income decreased during the three month period due primarily to a decline in the average cash balance resulting from the use of $1.2 billion for business acquisitions during 1997. Interest expense increased during the three month period as a result of borrowings made in connection with the Computing Devices International acquisition at the end of 1997.

Provision for Income Taxes

      The company reached a favorable agreement with the Internal Revenue Service, subject to approval by the Joint Committee on Taxation, with respect to its claim for additional research and experimentation tax credits. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note H to the Consolidated Financial Statements.

Earnings Per Share

      On March 4, 1998, the company's board of directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend. Accordingly, earnings per share data has been restated to give retroactive recognition to the stock split for all periods presented.

Environmental Matters

       For a discussion of environmental matters and other contingencies, see Note J to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not deemed to be material to the company's results of operations or financial condition.

New Accounting Standards

     Effective January 1, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting
Comprehensive Income", which requires the presentation of comprehensive income. The company has reported the components of comprehensive income on the Consolidated Statement of Comprehensive Income.

Financial Condition

Operating Activities

      Cash flows from continuing operations decreased this year over last year due primarily to the stage of completion on active submarine production in the current year as compared to the prior year. Cash flows from discontinued operations improved this year over last year as a result of decreased payments for disposition related liabilities.

      The company expects to generate funds from operations in excess of its short- and long-term liquidity needs.

Investing Activities

      The company commenced a project to modernize the facilities and to improve productivity at its Bath Iron Works' shipyard in late 1997. The company anticipates investing approximately $200 over a period of three years, beginning in the second quarter of this year.

Financing Activities

      To effect the acquisition of Computing Devices International on December 31, 1997, the company borrowed $220 from a Canadian bank. The company repaid $70 of this note in April 1998 and expects to refinance the balance under a long-term arrangement during the second half of 1998.

      The company exercised its option to call for the early redemption of all of its outstanding 9.95% Debentures on April 1, 1998, for a total of approximately $40.

      On March 4, 1998, the company's board of directors declared an increased regular quarterly dividend of $.22 per share.

      The company has the capacity for long-term borrowings and currently has a committed, $400 line of credit expiring in December 1998 and a committed, five-year $400 line of credit.

                               PART II

                    GENERAL DYNAMICS CORPORATION

                          OTHER INFORMATION

                           March 29, 1998

Item 1.   Legal Proceedings



        Reference is made to Note J, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for statements relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits

          Exhibit 27, Financial Data Schedule

(b)       Reports on Form 8-K



          On March 3, 1998, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that the Court of Federal Claims awarded the company and The Boeing Company $1.2 billion in damages stemming from the Pentagon's improper default termination in 1991 of the contract to build the A-12 attack aircraft for the U.S. Navy. Included in this filing was the company's press release dated February 20, 1998 announcing the same.

          On January 16, 1998, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that on December 31, 1997, the company had completed its acquisition of Ceridian Corporation's Computing Devices
          International division.

                              SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              GENERAL DYNAMICS CORPORATION
                              by /s/John W. Schwartz
                                     John W. Schwartz
                                 Vice President and Controller
                                 (Principal Accounting Officer)

Dated May 5, 1998