Form 10-K/A
period 1997-12-31
GENERAL DYNAMICS CORP
filed 1998-06-26
CIK 40533

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-K/A

                    AMENDMENT TO APPLICATION ON REPORT FILED
                     PURSUANT TO SECTION 12, 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                     [GENERAL DYNAMICS CORPORATION LOGO]

                           3190 Fairview Park Drive
                      Falls Church, Virginia 22042-4253

                               AMENDMENT NO. 1


         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1997 Annual Report on Form 10-K as set forth in the pages attached hereto:

                Index to Exhibits

                Exhibit 99D Annual Report on Form 11-K
                for the General Dynamics Corporation Savings and Stock Investment Plan

                Exhibit 99E Annual Report on Form 11-K
                for the General Dynamics Corporation Hourly
                Employees Savings and Stock Investment Plan

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned and thereunto duly authorized.

                                 GENERAL DYNAMICS CORPORATION
                                         (Registrant)

                                 By   /s/  D. A. Savner
                                    ---------------------------
                                           D. A. Savner
                                            Secretary

Date    June 26, 1998

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

                                INDEX TO EXHIBITS

 Note                Exhibit
Number               Number                                      Description
------               ------                                      -----------

                     13                   --1997 Shareholder Report (pages 18 through 40)
                     21                   --Subsidiaries
                     23                   --Consent of Independent Public Accountants
                     24                   --Power of Attorney of the Board of Directors
                     27                   --Financial Data Schedule
                     27A                  --Restated Financial Data Schedule for the nine months
                                            ended September 28, 1997
                     27B                  --Restated Financial Data Schedule for the six months ended June 29, 1997
                     27C                  --Restated Financial Data Schedule for the three months
                                            ended March 30, 1997
                     27D                  --Restated Financial Data Schedule for the year ended December 31, 1996
                     27E                  --Amended and Restated Financial Data Schedule for the nine months ended
                                            September 29, 1996
                     27F                  --Restated Financial Data Schedule for the six months
                                            ended June 30, 1996
                     27G                  --Restated Financial Data Schedule for the three months ended March 31, 1996
                     27H                  --Restated Financial Data Schedule for the year ended December 31, 1995
                     99D                  --1997 Annual Report on Form 11-K for the General Dynamics Corporation Savings and
                                            Stock Investment Plan
                     99E                  --1997 Annual Report on Form 11-K for the General Dynamics Corporation Hourly
                                            Employees Savings and Stock Investment Plan


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