Form 10-Q
period 1998-06-28
GENERAL DYNAMICS CORP
filed 1998-08-04
CIK 40533

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

             (MARK ONE)
              X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-3671

                          GENERAL DYNAMICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                13-1673581
    ---------------------------------------------          ----------
    (STATE OR OTHER JURISDICTION OF INCORPORATION          (I.R.S. EMPLOYER
    OR ORGANIZATION)                                       IDENTIFICATION NO.)



   3190 FAIRVIEW PARK DRIVE, FALLS CHURCH, VIRGINIA         22042-4523
   ------------------------------------------------         ----------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  ZIP CODE)


                               (703)  876-3000
                ----------------------------------------------
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X        NO     .
                                        ---          ----

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


     COMMON STOCK, $1 PAR VALUE - JULY 26, 1998                126,573,474

================================================================================

                          GENERAL DYNAMICS CORPORATION

                                     INDEX


PART I -  FINANCIAL INFORMATION                                                                         PAGE
-------------------------------                                                                         ----
Item 1 -     Consolidated Financial Statements

             Consolidated Balance Sheet                                                                    2

             Consolidated Statement of Earnings (Three Months)                                             3

             Consolidated Statement of Earnings (Six Months)                                               4

             Consolidated Statement of Cash Flows                                                          5

             Notes to Unaudited Consolidated Financial Statements                                          6

Item 2 -     Management's Discussion and Analysis                                                         13

PART II - OTHER INFORMATION
---------------------------

Item 1 -     Legal Proceedings                                                                            19

Item 4 -     Submission of Matters to a Vote of Security Holders                                          19

Item 6 -     Exhibits and Reports on Form 8-K                                                             20

SIGNATURE                                                                                                 20
---------

                                     PART I
                          GENERAL DYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                             (Dollars in millions)

                                                                       June 28                         December 31
                                                                        1998                              1997
                                                                    -------------                     -------------
ASSETS
------

CURRENT ASSETS:
Cash and equivalents                                                $         138                     $         336
Marketable securities                                                         106                               105
                                                                    -------------                     -------------
                                                                              244                               441
Accounts receivable                                                           231                               234
Contracts in process                                                          839                               702
Other current assets                                                          283                               312
                                                                    -------------                     -------------
Total Current Assets                                                        1,597                             1,689
                                                                    -------------                     -------------

NONCURRENT ASSETS:
Marketable securities                                                          78                                 -
Leases receivable - finance operations                                        187                               193
Real estate held for development                                              131                               128
Property, plant and equipment, net                                            630                               592
Intangible assets                                                           1,210                             1,204
Other assets                                                                  263                               285
                                                                    -------------                     -------------
Total Noncurrent Assets                                                     2,499                             2,402
                                                                    -------------                     -------------
                                                                    $       4,096                     $       4,091
                                                                    =============                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                   $           -                     $         108
Accounts payable                                                              213                               255
Other current liabilities                                                     931                               928
                                                                    -------------                     -------------
Total Current Liabilities                                                   1,144                             1,291
                                                                    -------------                     -------------

NONCURRENT LIABILITIES:
Long-term debt                                                                160                               157
Long-term debt - finance operations                                            91                               100
Other liabilities                                                             637                               628
Commitments and contingencies (See Note K)
                                                                    -------------                     -------------
Total Noncurrent Liabilities                                                  888                               885
                                                                    -------------                     -------------

SHAREHOLDERS' EQUITY:
Common stock, including surplus (shares issued 168,774,672)                   244                               220
Retained earnings                                                           2,505                             2,386
Treasury stock (shares held 1998, 42,239,316; 1997, 42,989,118)              (684)                             (691)
Accumulated other comprehensive income                                         (1)                                -
                                                                    -------------                     -------------
Total Shareholders' Equity                                                  2,064                             1,915
                                                                    -------------                     -------------
                                                                    $       4,096                     $       4,091
                                                                    =============                     =============

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                (Dollars in millions, except per share amounts)


                                                                                  Three Months Ended
                                                                    -----------------------------------------------
                                                                       June 28                           June 29
                                                                        1998                               1997
                                                                    -------------                     -------------
NET SALES                                                           $       1,178                     $       1,032

OPERATING COSTS AND EXPENSES                                                1,043                               918
                                                                    -------------                     -------------

OPERATING EARNINGS                                                            135                               114

Interest income, net                                                            -                                 8
Other income (expense), net                                                     4                                 -
                                                                    -------------                     -------------

EARNINGS BEFORE INCOME TAXES                                                  139                               122

Provision for income taxes                                                     47                                42
                                                                    -------------                     -------------

NET EARNINGS                                                        $          92                     $          80
                                                                    =============                     =============

NET EARNINGS PER SHARE:
         Basic                                                      $        0.73                     $        0.64
                                                                    =============                     =============
         Diluted                                                    $        0.72                     $        0.64
                                                                    =============                     =============

DIVIDENDS PER SHARE                                                 $         .22                     $        .205
                                                                    =============                     =============

WEIGHTED AVERAGE SHARES
    OUTSTANDING (in millions):
         Basic                                                              126.4                             125.1
         Diluted                                                            127.5                             125.8

SUPPLEMENTAL INFORMATION:
         General and administrative expenses included in
           operating costs and expenses                             $          90                     $          78
                                                                    =============                     =============



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                (Dollars in millions, except per share amounts)


                                                                                   Six Months Ended
                                                                    -----------------------------------------------
                                                                       June 28                           June 29
                                                                        1998                               1997
                                                                    -------------                     -------------
NET SALES                                                           $       2,332                     $       1,973

OPERATING COSTS AND EXPENSES                                                2,073                             1,757
                                                                    -------------                     -------------

OPERATING EARNINGS                                                            259                               216

Interest income, net                                                            1                                17
Other income (expense), net                                                     3                                (3)
                                                                    -------------                     -------------

EARNINGS BEFORE INCOME TAXES                                                  263                               230

Provision for income taxes                                                     89                                79
                                                                    -------------                     -------------

NET EARNINGS                                                        $         174                     $         151
                                                                    =============                     =============

NET EARNINGS PER SHARE:
         Basic                                                      $        1.38                     $        1.20
                                                                    =============                     =============
         Diluted                                                    $        1.37                     $        1.20
                                                                    =============                     =============

DIVIDENDS PER SHARE                                                 $         .44                     $         .41
                                                                    =============                     =============

WEIGHTED AVERAGE SHARES
    OUTSTANDING (in millions):
         Basic                                                              126.2                             125.6
         Diluted                                                            127.3                             126.3

SUPPLEMENTAL INFORMATION:
         General and administrative expenses included in
           operating costs and expenses                             $         182                     $         156
                                                                    =============                     =============



 The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in millions)

                                                                                   Six Months Ended
                                                                    -----------------------------------------------
                                                                       June 28                           June 29
                                                                        1998                              1997
                                                                    -------------                     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                        $         174                     $         151
Adjustments to reconcile net earnings to net
         cash provided by continuing operations -
Depreciation, depletion and amortization                                       61                                43
Decrease (Increase) in -
         Marketable securities                                                (31)                             (161)
         Accounts receivable                                                    3                               (23)
         Contracts in process                                                (115)                              137
         Leases receivable - finance operations                                 5                                 5
         Other current assets                                                   2                                 3
Increase (Decrease) in -
         Accounts payable and other current liabilities                       (53)                              (98)
         Current income taxes                                                  (3)                               (6)
         Deferred income taxes                                                 31                                34
Other, net                                                                    (17)                               (4)
                                                                    --------------                    --------------
Net cash provided by continuing operations                                     57                                81
Net cash used by discontinued operations                                       (4)                              (25)
                                                                    --------------                    --------------
Net Cash Provided by Operating Activities                                      53                                56
                                                                    --------------                    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                                                          12                              (450)
Purchases of available-for-sale securities                                   (132)                             (329)
Sales/maturities of available-for-sale securities                              85                               546
Capital expenditures                                                          (65)                              (37)
Proceeds from the sale of assets                                               15                                 -
Other                                                                          (3)                               (3)
                                                                    --------------                    --------------
Net Cash Used by Investing Activities                                         (88)                             (273)
                                                                    --------------                    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt, net                                                      (109)                                -
Repayment of debt - finance operations                                         (9)                               (8)
Dividends paid                                                                (53)                              (51)
Proceeds from option exercises                                                 10                                25
Other                                                                          (2)                                -
                                                                    --------------                    --------------
Net Cash Used by Financing Activities                                        (163)                              (94)
                                                                    --------------                    --------------

NET DECREASE IN CASH AND EQUIVALENTS                                         (198)                             (311)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                   336                               516
                                                                    --------------                    --------------
CASH AND EQUIVALENTS AT END OF PERIOD                               $         138                     $         205
                                                                    ==============                    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Income taxes                                                        $          49                     $          38
Interest (including finance operations)                             $          11                     $           6

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement

                          GENERAL DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                (Dollars in millions, except per share amounts)



(A)      Basis of Preparation

         The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading.
Operating results for the three and six month periods ended June 28, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1997.

         In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three and six month periods ended June 28, 1998, and June 29, 1997.


(B)      Comprehensive Income

         Effective January 1, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the presentation and disclosure of comprehensive income. Comprehensive income was $92 and $81 for the three month period and $173 and $150 for the six month period ended June 28, 1998, and June 29, 1997, respectively.


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

(D)      Acquisitions

         Effective December 31, 1997, the company purchased the assets of Computing Devices International, formerly a division of Ceridian Corporation, for approximately $500, net of cash acquired of $100. The company borrowed $220 in connection with the acquisition. See Note H for details on the terms of the debt. Computing Devices International added three new operating units to the company, General Dynamics Information Systems, Computing Devices Canada, Ltd. and Computing Devices Company Ltd. in the United Kingdom.

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

         Each of these acquisitions has been accounted for under the purchase method of accounting. The purchase prices have been allocated to the estimated fair values of net tangible assets acquired, with any excess recorded as intangible assets (see Note F). Purchase price allocations related to the acquisitions of the three Computing Devices International businesses and Advanced Technology Systems will be finalized within one year from their respective date of acquisition. The operating results of the acquired businesses are included with those of the company from their respective closing dates.


(E)      Sale of Real Estate Held for Development

         Following the sale of the company's operations located in southern California, the company retained certain properties, including a 232-acre site in the Kearny Mesa section of San Diego. In July 1998, the company completed the sale of the Kearny Mesa site for approximately $80 million in cash.


(F)      Intangible Assets

         Intangible assets resulting from the company's acquisitions discussed in Note D consist of the following:

                                                                       June 28                         December 31
                                                                        1998                              1997
                                                                    -------------                     -------------
         Contracts and programs acquired                            $         368                     $         376
         Goodwill                                                             842                               828
                                                                    -------------                     -------------
                                                                    $       1,210                     $       1,204
                                                                    =============                     =============

         Intangible assets are shown net of accumulated amortization of $52 and $31 at June 28, 1998, and December 31, 1997, respectively. Intangible assets are amortized on a straight-line basis over periods ranging from 8 to 40 years.

(G)      Liabilities

         A summary of significant liabilities, by balance sheet caption, follows:

                                                                       June 28                         December 31
                                                                        1998                              1997
                                                                    -------------                     --------------
Workers' compensation                                               $         246                     $         242
Retirement benefits                                                           228                               221
Salaries and wages                                                             80                                93
Customer deposits                                                             119                               114
Other                                                                         258                               258
                                                                    -------------                     -------------
         Other Current Liabilities                                  $         931                     $         928
                                                                    =============                     =============

Accrued costs on disposed businesses                                $         196                     $         211
Retirement benefits                                                           155                               154
Coal mining related liabilities                                                72                                78
Other                                                                         214                               185
                                                                    -------------                     -------------
         Other Liabilities                                          $         637                     $         628
                                                                    =============                     =============



(H)      Debt

Debt consists of the following:

                                                                       June 28                         December 31
                                                                        1998                              1997
                                                                    -------------                     --------------
Note payable                                                        $         153                     $          220
9.95% Debentures                                                                -                                 38
Other                                                                           7                                  7
                                                                    -------------                     --------------
                                                                              160                                265
Less current portion                                                            -                                108
                                                                    -------------                     --------------
                                                                    $         160                     $          157
                                                                    =============                     ==============


         On December 31, 1997, the company borrowed $220 in connection with its acquisition of Computing Devices International. In April 1998, the company repaid $70 of this note and expects to refinance the balance under a long-term arrangement during the second half of 1998.

         The company exercised its option to call for the early redemption of all of its outstanding 9.95 percent Debentures on April 1, 1998.

(I)      Income Taxes

         The company had a net deferred tax asset of $217 and $285 at June 28, 1998, and December 31, 1997, the current portion of which was $209 and $223, respectively, and was included in other current assets on the Consolidated Balance Sheet. No material valuation allowance was required for the company's net deferred tax assets at June 28, 1998, and December 31, 1997.

         The company filed refund claims totaling $355 (plus interest) for research and experimentation tax credits for the years 1981 through 1990. The company and the IRS settled the claims for the years 1981 through 1986 for $132 (plus interest). The timing and amount of the net refund associated with these claims will depend upon the resolution of other litigated matters with respect to the same tax years. Because substantially all of the tax credits associated with the settlement will be carried forward to 1987, the timing and amount of the net refund is therefore also subject to resolution of matters related to the IRS examination of the company's 1987 through 1989 consolidated federal income tax returns, currently under review by the IRS Appeals Division. Refund claims totaling $98 (plus interest) for research and experimentation tax credits for the years 1987 through 1989 will also be resolved as part of the IRS examination of these tax years.

         Refund claims totaling $78 (plus interest) for research and experimentation tax credits for the year 1990 are pending before the IRS. The timing and amount of any net refund is subject to conclusion of the IRS examination of the company's 1990 consolidated federal income tax return. The IRS is currently examining the company's consolidated federal income tax returns for the years 1990 through 1995. Since the company has recorded liabilities for tax contingencies, conclusion of these audit years is not expected to have a materially unfavorable impact on the company's results of operations or financial condition.

         The company expects to realize tax benefits in excess of amounts previously recorded when these matters are resolved.


(J)      Shareholders' Equity

         On March 4, 1998, the company's board of directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend, which was distributed on April 2, 1998, to shareholders of record on March 13, 1998. Accordingly, all references in the financial statements to number of shares and per share amounts have been restated to reflect the stock split.


(K)      Commitments and Contingencies

Litigation

         Claims made by and against the company regarding its consolidated federal income tax returns are discussed in Note I. Claims made by and against the company regarding the development of the Navy's A-12 aircraft are discussed in Note L.

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

     General Dynamics Corporation was served with a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics and Lloyd Thompson, seeking a declaratory judgment and rescission of certain excess loss insurance contracts covering the company's self-insured workers' compensation program at its Electric Boat division for the period July 1, 1988, to June 30, 1992. The insurance contracts cover losses of up to $30 in excess of a $40 threshold in each of the four policy years. The named plaintiffs are members of the Lloyd's of London syndicates and other British insurers who have underwritten the risk. General Dynamics has counterclaimed, alleging that the plaintiffs have breached their insurance contracts by failing to pay claims. General Dynamics seeks a declaratory judgment that the policies are valid and seeks actual damages and payment of a penalty under a Missouri statute, on the ground that the plaintiffs' failure to pay is vexatious and unreasonable. The company does not expect that the matter will have a material impact on the company's results of operations or financial condition.

     Raytheon Company and Raytheon Missile Systems Company (as successors in interest to HE Holdings, Inc. and Hughes Missile Systems Company, respectively) have filed a sixth amended complaint against the company alleging breach of contract, fraud, and conversion with respect to certain representations and warranties contained in the Asset Purchase Agreement dated May 8, 1992, for the sale of the company's missile business. The amended complaint, which was filed in the Superior Court of the State of California, seeks approximately $39 in compensatory damages as well as punitive damages and declaratory relief. The company does not expect that the lawsuit will have a material impact on the company's results of operations or financial condition.

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

Environmental

         The company is directly or indirectly involved in certain Superfund sites in which the company, along with other major U.S. corporations, has been designated a potentially responsible party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency with respect to past shipments of hazardous waste to sites now requiring environmental cleanup. Based on a site by site analysis of the estimated quantity of waste contributed by the company relative to the estimated total quantity of waste, the company believes its liability at any individual site is not material. The company is also involved in the investigation, cleanup and remediation of various conditions at sites it currently or formerly owned or operated.

     The company measures its environmental exposure based on enacted laws and existing regulations, and on the technology expected to be approved to complete the remediation effort. The estimated cost to perform each of the elements of the remediation effort is based on when those elements are expected to be performed. Where a reasonable basis for apportionment exists with other PRPs, the company estimates only its allowable share of the joint and several remediation liability for a site, taking into consideration the solvency of other participating PRPs. Based on a site by site analysis, the company believes it has adequate accruals for any liability it may incur arising from sites currently or formerly owned or operated at which there is a known environmental condition, or Superfund site at which the company is a PRP.

(L)      Termination of A-12 Program

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

         On February 23, 1998, a final judgment was entered in favor of the contractors for $1,200 plus interest. The U.S. government has filed a notice of appeal. The contractors have filed briefs regarding the appeal of this action. Final resolution of the A-12 litigation will depend on the outcome of expected appeal or negotiation with the government. The company has not recognized any claim revenue from the Navy.

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

                                 June 28, 1998

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

Business Segments

         The company comprises three primary business segments: Marine, Combat Systems and Information Systems and Technology, which was formed at the beginning of 1998. The company also has several miscellaneous businesses classified as Other. The following table sets forth the net sales and operating earnings by business segment for the three and six month periods ended June 28, 1998, and June 29, 1997:

---------------------------------------------------------------------------------------------------------------------
                                               Three Month Period                           Six Month Period
---------------------------------------------------------------------------------------------------------------------
                                                                Increase/                                  Increase/
                                          1998       1997       (Decrease)           1998       1997       (Decrease)
---------------------------------------------------------------------------------------------------------------------
 NET SALES:
---------------------------------------------------------------------------------------------------------------------

 Marine                                   $  618     $  587         $  31            $1,204     $1,146        $  58
 Combat Systems                              298        378           (80)              633        715          (82)
 Information Systems and                     196          -           196               383          -          383
    Technology
 Other                                        66         67            (1)              112        112            -
---------------------------------------------------------------------------------------------------------------------
                                          $1,178     $1,032         $ 146            $2,332     $1,973        $ 359
---------------------------------------------------------------------------------------------------------------------


 OPERATING EARNINGS:
---------------------------------------------------------------------------------------------------------------------
 Marine                                   $   71     $   61         $  10            $  137     $  120        $  17
 Combat Systems                               38         41            (3)               81         86           (5)
 Information Systems and                      13          -            13                25          -           25
    Technology
 Other                                        13         12             1                16         10            6
---------------------------------------------------------------------------------------------------------------------
                                          $  135     $  114         $  21            $  259     $  216        $  43
---------------------------------------------------------------------------------------------------------------------

Marine

Results of Operations

         Net sales increased during the three and six month periods due primarily to the transition of the ballistic missile fire control business to
the Marine segment from the Combat Systems segment.   Operating earnings
increased during the three and six month periods due to an earnings rate increase on the Arleigh Burke class destroyer (DDG 51) program in the fourth quarter of 1997 and on the Seawolf program in the third quarter of 1997 and in the first quarter of this year. The increase in operating earnings resulting from earnings rate increases was partially offset by a decline in submarine construction activity.

Business and Market Considerations

     During the second quarter, in response to the Navy's review of its acquisition strategy for the next-generation surface combatant ships (DD 21), the company was designated by the Navy to lead one of two industry teams to develop competing design concepts. The company will participate in construction throughout the full program. The development, design, construction and life-cycle support of the DD 21 ships is estimated at $25 billion and includes the construction of 32 ships during the first quarter of the next century.

     Also during the second quarter, the company completed negotiations with the Metal Trades Council Union at Electric Boat and ratified a new, three-year labor contract.

     During the first quarter, the Navy awarded a multi-year contract to the company for the construction of six additional DDG 51s for $2.1 billion. This award extends the company's deliveries to 2006. The company anticipates an award later in 1998 for the continued design and construction of the first four New Attack Submarines (NSSNs) for approximately $5 billion.

Combat Systems

Results of Operations

         Net sales and operating earnings decreased during the three and six month periods due primarily to the aforementioned transfer of the ballistic missile fire control business to the Marine segment and timing of land combat program deliveries and material receipts.

Information Systems and Technology

Results of Operations

         The acquisitions of Computing Devices International and Advanced Technology Systems led to the creation of one of the company's primary reporting segments, Information Systems and Technology. Computing Devices International added three new operating units to the company, General Dynamics Information Systems, Computing Devices Canada, Ltd. and Computing Devices Company Ltd. in the United Kingdom. General Dynamics Information Systems provides the company with broader and deeper capabilities in electronics and systems integration and information management. Computing Devices Canada, Ltd. is Canada's premier defense electronics contractor with extensive experience in the management of complex projects involving large scale systems integration. It is the systems integrator on the Iris program, whose objective is to modernize and fully digitize the tactical command, control and communications systems of the Canadian land forces. Computing Devices Company Ltd. in the United Kingdom opens new markets in highly sophisticated defense electronics. Advanced Technology Systems is a leading supplier of undersea surveillance systems, signal processing systems, vibration control systems, and related technologies for a wide range of applications.

         Effective June 30, 1998, the company acquired the assets of Computer Systems and Communications Corporation, a systems integration and communications company serving the U.S. Department of Defense and other NATO countries. Computer Systems and Communications Corporation augments the company's battlespace information management business and anticipates full year 1998 sales of approximately $15. Its results of operations will be included with those of the company beginning in the third quarter.

         The company continues to seek improvements in operating margins in Information Systems and Technology through efforts to reduce costs. The company initiated internal actions during the second quarter to consolidate the electronics manufacturing processes of the segment in Advanced Technology Systems' Greensboro, North Carolina, facility.

Backlog

         The following table details the backlog of each business segment as calculated at June 28, 1998, and December 31, 1997:

                                                                     June 28                 December 31
                                                                       1998                      1997
                                                                 -----------------        ------------------
 Marine                                                           $         7,154          $          5,864
 Combat Systems                                                             2,003                     2,323
 Information Systems and Technology                                           824                       805
 Other                                                                        612                       607
                                                                 -----------------        ------------------

                                Total Backlog                     $        10,593          $          9,599
                                                                 =================        ==================

                                Funded Backlog                    $         6,647          $          6,796
                                                                 =================        ==================

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


Additional Financial Information

Interest, Net

         Interest income decreased during the three and six month periods due primarily to a decline in the average cash balance resulting from the use of $1.2 billion for business acquisitions during 1997. Interest expense increased during the three and six month periods as a result of borrowings made in connection with the Computing Devices International acquisition at the end of 1997.

Provision for Income Taxes

         The company settled its claims for research and experimentation tax credits for the years 1981 through 1986 with the Internal Revenue Service
(IRS). The exact amount and timing of the net refund associated with these claims will depend upon the resolution of other litigated matters with respect to the same tax years, as well as resolution of matters related to the IRS examination of the company's consolidated federal income tax returns for the years 1987 through 1989. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note I to the Consolidated Financial Statements.

Earnings Per Share

         On March 4, 1998, the company's board of directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend. Accordingly, earnings per share data has been restated to give retroactive recognition to the stock split for all periods presented.

Environmental Matters

         For a discussion of environmental matters and other contingencies, see Note K to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not deemed to be material to the company's results of operations or financial condition.

Market Risk

         The company's investment securities carry fixed rates of interest over their respective maturity terms. The company does not use derivative instruments to alter the interest characteristics of these instruments.

         In connection with the long-term financing arrangement anticipated during the second half of 1998, the company entered into an agreement to reduce the exposure to interest rate and foreign currency rate fluctuations. The company does not expect these transactions to have a material effect on the company's results of operations or financial condition.

         The company attempts to minimize the effects of currency risk by borrowing externally in local currencies and by hedging purchases made in foreign currencies when practical. As a matter of policy, the company does not engage in currency speculation.

         With the acquisition of Computing Devices International, the company is exposed to the effect of foreign currency fluctuations on the U.S. dollar value of earnings of Computing Devices Canada and Computing Devices Company in the U.K. The company does not expect the impact of foreign currency fluctuations to be material to the company's results of operations or financial condition.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The company is required to adopt the provisions of the standard during the first quarter of 2000. Because of the company's minimal use of derivatives, the company does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.

     Effective January 1, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the presentation and disclosure of comprehensive income. There were no material differences between net earnings and comprehensive income for the three and six month periods ended June 28, 1998, and June 29, 1997.

Financial Condition

Operating Activities

         Cash flows from continuing operations decreased this year over last year due primarily to the stage of completion on active submarine production in the current year as compared with the prior year. Cash flows from discontinued operations improved this year over last year as a result of decreased payments for disposition related liabilities.

         The company expects to generate funds from operations in excess of its short- and long-term liquidity needs.

Investing Activities

         Following the sale of the company's operations located in southern California, the company retained certain properties, including a 232-acre site in the Kearny Mesa section of San Diego. In July 1998, the company completed the sale of the Kearny Mesa site for approximately $80 million in cash.

         The company anticipates investing approximately $200 over a period of three years on a facility modernization project at its Bath Iron Works' shipyard. Construction is anticipated to begin in the second half of this year.

Financing Activities

         In connection with the company's acquisition of Computing Devices International on December 31, 1997, the company borrowed $220. The company repaid $70 of this note in April 1998 and expects to refinance the balance under a long-term arrangement during the second half of 1998.

         The company exercised its option to call for the early redemption of all of its outstanding 9.95 percent Debentures on April 1, 1998, for a total of approximately $40.

         On March 4, 1998, the company's board of directors declared an increased regular quarterly dividend of $.22 per share.

         The company has the capacity for long-term borrowings and currently has committed lines of credit totaling $800. One $400 line expires in December 1998 and the other $400 line expires in December 2002.

                                    PART II

                          GENERAL DYNAMICS CORPORATION

                               OTHER INFORMATION

                                 June 28, 1998

Item 1.          Legal Proceedings

                 Reference is made to Note K, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for statements relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 4.          Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company, for which proxies were solicited pursuant to Regulation 14, was held on May 6, 1998.

(b) & (c)        A brief discussion of each matter voted upon and the number of votes cast is as follows:

                 Matter                                                           Votes Cast
                 ------                                ---------------------------------------------------------------
                                                       For           Against            Abstain          Non-Votes
                                                       ---           -------            -------          ---------
                 Election of Directors:

                 Becton, J.W., Jr.                 105,495,876                          2,099,604
                 Chabraja, N.D.                    105,848,984                          1,746,496
                 Crown, J.S.                       105,844,332                          1,751,148
                 Crown, L.                         105,813,858                          1,781,622
                 Goodman, C.H.                     105,857,056                          1,738,424
                 Joulwan, G.A.                     105,967,462                          1,628,018
                 Kaminski, P.G.                    105,419,874                          2,175,606
                 Mellor, J.R.                      105,847,442                          1,748,038
                 Mundy, C.E., Jr.                  105,948,734                          1,646,746
                 Trost, C.A.H.                     105,973,842                          1,621,638

                 Selection of Independent
                   Auditors                        107,113,492        275,008             206,980

                 Shareholders Proposal
                   Regarding Foreign
                   Military Sales                    2,572,190     91,659,994           4,155,796        9,207,500



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


                                        GENERAL DYNAMICS CORPORATION


                                        by    /s/ John W. Schwartz
                                              ---------------------------------
                                              John W. Schwartz
                                              Vice President and Controller
                                              (Principal Accounting Officer)

Dated:  August 4, 1998