Form 10-Q
period 1998-09-27
GENERAL DYNAMICS CORP
filed 1998-11-10
CIK 40533

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           (MARK ONE)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-3671

                          GENERAL DYNAMICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 DELAWARE                                     13-1673581
---------------------------------------------                 -------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION                  (I.R.S. EMPLOYER
OR ORGANIZATION)                                              IDENTIFICATION NO.)



3190 FAIRVIEW PARK DRIVE, FALLS CHURCH, VIRGINIA              22042-4523
------------------------------------------------              ----------
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


                            (703)  876-3000
            --------------------------------------------------
            REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE



       INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO   .
                                      ---    ---

       INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


       COMMON STOCK, $1 PAR VALUE - OCTOBER 25, 1998               126,718,344

================================================================================

                          GENERAL DYNAMICS CORPORATION

                                      INDEX


PART I -       FINANCIAL INFORMATION                                                  PAGE
------------------------------------                                                  ----

Item 1 -       Consolidated Financial Statements

               Consolidated Balance Sheet                                               2

               Consolidated Statement of Earnings (Three Months)                        3

               Consolidated Statement of Earnings (Nine Months)                         4

               Consolidated Statement of Cash Flows                                     5

               Notes to Unaudited Consolidated Financial Statements                     6

Item 2 -       Management's Discussion and Analysis                                    13

PART II -      OTHER INFORMATION
--------------------------------

Item 1 -       Legal Proceedings                                                       22

Item 5 -       Other Matters                                                           22

Item 6 -       Exhibits and Reports on Form 8-K                                        23

SIGNATURE                                                                              23
---------

                                     PART I
                          GENERAL DYNAMICS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                  (UNAUDITED)

                             (Dollars in millions)

                                                                       September 27          December 31
                                                                           1998                 1997
                                                                       ------------          -----------
ASSETS
------

CURRENT ASSETS:
Cash and equivalents                                                   $        111          $       336
Marketable securities                                                           113                  105
                                                                       ------------          -----------
                                                                                224                  441
Accounts receivable                                                             191                  234
Contracts in process                                                            906                  702
Other current assets                                                            302                  312
                                                                       ------------          -----------
Total Current Assets                                                          1,623                1,689
                                                                       ------------          -----------

NONCURRENT ASSETS:
Marketable securities                                                           176                    -
Leases receivable - finance operations                                          187                  193
Real estate held for development                                                 65                  128
Property, plant and equipment, net                                              626                  592
Intangible assets                                                             1,251                1,204
Other assets                                                                    225                  285
                                                                       ------------           ----------
Total Noncurrent Assets                                                       2,530                2,402
                                                                       ------------           ----------
                                                                       $      4,153          $     4,091
                                                                       ============          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                      $          -          $       108
Accounts payable                                                                242                  255
Other current liabilities                                                       968                  928
                                                                       ------------          -----------
Total Current Liabilities                                                     1,210                1,291
                                                                       ------------          -----------

NONCURRENT LIABILITIES:
Long-term debt                                                                  149                  157
Long-term debt - finance operations                                              88                  100
Other liabilities                                                               586                  628
Commitments and contingencies (See Note K)                                        -                    -
                                                                       ------------          -----------
Total Noncurrent Liabilities                                                    823                  885
                                                                       ------------          -----------

SHAREHOLDERS' EQUITY:
Common stock, including surplus (shares issued 168,774,672)                     256                  220
Retained earnings                                                             2,572                2,386
Treasury stock (shares held 1998, 42,460,553; 1997 42,989,118)                 (705)                (691)
Accumulated other comprehensive income                                           (3)                   -
                                                                       ------------          -----------
Total Shareholders' Equity                                                    2,120                1,915
                                                                       ------------          -----------
                                                                       $      4,153          $     4,091
                                                                       ============          ===========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                         GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                (Dollars in millions, except per share amounts)


                                                                         Three Months Ended
                                                                -----------------------------------
                                                                September 27           September 28
                                                                    1998                    1997
                                                                ------------           ------------

NET SALES                                                       $      1,172           $        988

OPERATING COSTS AND EXPENSES                                           1,036                    875
                                                                ------------           ------------

OPERATING EARNINGS                                                       136                    113

Interest income, net                                                       2                     11
Other income (expense), net                                                3                     (1)
                                                                ------------           ------------

EARNINGS BEFORE INCOME TAXES                                             141                    123

Provision for income taxes                                                47                     41
                                                                ------------           ------------

NET EARNINGS                                                    $         94           $         82
                                                                ============           ============

BASIC AND DILUTED NET EARNINGS PER SHARE                        $        .74           $        .65
                                                                ============           ============

DIVIDENDS PER SHARE                                             $        .22           $        .21
                                                                ============           ============

WEIGHTED AVERAGE SHARES
      OUTSTANDING (in millions):
            Basic                                                      126.5                  125.7
            Diluted                                                    127.7                  126.8

SUPPLEMENTAL INFORMATION:
            General and administrative expenses included in
              operating costs and expenses                      $         89           $         83
                                                                ============           ============

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                         GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                (Dollars in millions, except per share amounts)


                                                                         Nine Months Ended
                                                                 ---------------------------------
                                                                 September 27         September 28
                                                                     1998                 1997
                                                                 ------------         ------------

NET SALES                                                        $      3,504         $      2,961

OPERATING COSTS AND EXPENSES                                            3,109                2,632
                                                                 ------------         ------------

OPERATING EARNINGS                                                        395                  329

Interest income, net                                                        3                   28
Other income (expense), net                                                 6                   (4)
                                                                 ------------         ------------

EARNINGS BEFORE INCOME TAXES                                              404                  353

Provision for income taxes                                                136                  120
                                                                 ------------         ------------

NET EARNINGS                                                     $        268         $        233
                                                                 ============         ============

NET EARNINGS PER SHARE:
            Basic                                                $       2.12         $       1.85
                                                                 ============         ============
            Diluted                                              $       2.11         $       1.84
                                                                 ============         ============

DIVIDENDS PER SHARE                                              $        .66         $        .62
                                                                 ============         ============

WEIGHTED AVERAGE SHARES
      OUTSTANDING (in millions):
            Basic                                                       126.3                125.6
Diluted                                                                 127.3                126.5

SUPPLEMENTAL INFORMATION:
            General and administrative expenses included in
              operating costs and expenses                       $        271         $        239
                                                                 ============         ============


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                         GENERAL DYNAMICS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in millions)


                                                                        Nine Months Ended
                                                              -------------------------------------
                                                              September 27             September 28
                                                                  1998                      1997
                                                              ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                  $        268             $        233
Adjustments to reconcile net earnings to net
            cash provided by continuing operations -
Depreciation, depletion and amortization                                91                       64
Decrease (Increase) in -
            Marketable securities                                      (39)                    (396)
            Accounts receivable                                         39                      (21)
            Contracts in process                                      (198)                     116
            Leases receivable - finance operations                       6                        5
            Other current assets                                        (1)                      11
Increase (Decrease) in -
            Accounts payable and other current liabilities             (24)                     (89)
            Current income taxes                                        (9)                      23
Deferred income taxes                                                   45                       18
Other, net                                                             (22)                       2
                                                              ------------             ------------
Net cash provided by continuing operations                             156                      (34)
Net cash used by discontinued operations                               (11)                     (31)
                                                              ------------             ------------
Net Cash Provided by Operating Activities                              145                      (65)
                                                              ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                                                   (5)                    (447)
Purchases of available-for-sale securities                            (439)                    (360)
Sales/maturities of available-for-sale securities                      293                      725
Capital expenditures                                                   (88)                     (50)
Proceeds from the sale of assets                                        89                        7
Other                                                                   (3)                      (3)
                                                              ------------             ------------
Net Cash Used by Investing Activities                                 (153)                    (128)
                                                              ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt, net                                               (111)                       -
Repayment of debt - finance operations                                 (12)                     (12)
Dividends paid                                                         (81)                     (77)
Purchase of common stock                                               (25)                     (60)
Proceeds from option exercises                                          14                       28
Other                                                                   (2)                       -
                                                              ------------             ------------
Net Cash Used by Financing Activities                                 (217)                    (121)
                                                              ------------             -------------

NET DECREASE IN CASH AND EQUIVALENTS                                  (225)                    (314)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                            336                      516
                                                              ------------             ------------
CASH AND EQUIVALENTS AT END OF PERIOD                         $        111             $        202
                                                              ============             ============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Income taxes                                                  $         79             $         63
Interest (including finance operations)                       $         15             $          9

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement

                          GENERAL DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)


(A)    Basis of Preparation

       The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three and nine month periods ended September 27, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1997.

       In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three and nine month periods ended September 27, 1998, and September 28, 1997.


(B)    Comprehensive Income

       Effective January 1, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires the presentation and disclosure of comprehensive income. Comprehensive income was $92 and $82 for the three month period and $265 and $232 for the nine month period ended September 27, 1998, and September 28, 1997, respectively.


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

(D)    Acquisitions

     On October 8, 1998, the company entered into a definitive agreement to acquire NASSCO Holdings Inc., the parent company of National Steel and Shipbuilding Company (NASSCO), for approximately $370 in cash, payable over the fourth quarter of this year and the second quarter of 1999, plus the obligation to discharge $46 in debt. NASSCO is a designer and builder of U.S. Navy auxiliary ships, a Navy ship repair facility for the West Coast and has expertise in commercial shipbuilding. The acquisition will close during November 1998.

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

(F)    Intangible Assets

       Intangible assets resulting from the company's acquisitions discussed in Note D consist of the following:

                                            September 27         December 31
                                                1998                1997
                                            ------------         -----------

Contracts and programs acquired             $        417         $       376
Goodwill                                             834                 828
                                            ------------         -----------
                                            $      1,251         $     1,204
                                            ============         ===========

       Intangible assets are shown net of accumulated amortization of $59 and $31 at September 27, 1998, and December 31, 1997, respectively. Intangible assets are amortized on a straight-line basis over periods ranging from 8 to 40 years.


(G)    Liabilities

       A summary of significant liabilities, by balance sheet caption, follows:

                                             September 27       December 31
                                                 1998              1997
                                             ------------       -----------
Workers' compensation                        $        245               242
Retirement benefits                                   233               221
Salaries and wages                                     78                93
Customer deposits                                     127               114
Other                                                 285               258
                                             ------------       -----------
            Other Current Liabilities        $        968       $       928
                                             ============       ===========

Accrued costs on disposed businesses         $        182       $       211
Retirement benefits                                   157               154
Coal mining related liabilities                        72                78
Other                                                 175               185
                                             ------------       -----------
            Other Liabilities                $        586       $       628
                                             ============       ===========

(H)    Debt

Debt consists of the following:

                                   September  27       December 31
                                       1998               1997
                                   -------------       -----------
Note payable                       $         142       $       220
9.95% Debentures                               -                38
Other                                          7                 7
                                   -------------       -----------
                                             149               265
Less current portion                           -               108
                                   -------------      ------------
                                   $         149       $       157
                                   =============       ===========

       On December 31, 1997, the company borrowed $220 in connection with its acquisition of Computing Devices International. In April 1998, the company repaid $70 of this note, and in September 1998, refinanced the balance with a note maturing in 2008. The debt carries a 6.32 percent interest rate, payable semi-annually.

       On April 1, 1998, the company exercised its option to call for the early redemption of all of its outstanding 9.95 percent Debentures.

(I)    Income Taxes

       The company had a net deferred tax asset of $240 and $285 at September 27, 1998, and December 31, 1997, the current portion of which was $228 and $223, respectively, and was included in other current assets on the Consolidated Balance Sheet. No material valuation allowance was required for the company's net deferred tax assets at September 27, 1998, and December 31, 1997.

       The company filed refund claims totaling $355 (plus interest) for research and experimentation tax credits for the years 1981 through 1990. The company and the IRS settled the claims for the years 1981 through 1986 for $132 (plus interest). Because substantially all of the tax credits associated with the settlement will be carried forward to 1987, the timing and amount of the net refund is therefore subject to resolution of matters related to the IRS examination of the company's 1987 through 1989 consolidated federal income tax returns, currently under review by the IRS Appeals Division. Refund claims totaling $98 (plus interest) for research and experimentation tax credits for the years 1987 through 1989 will also be resolved as part of the IRS examination of these tax years. The amount of the net refund is also subject to approval by the Joint Committee on Taxation.

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

       Raytheon Company and Raytheon Missile Systems Company (as successors in interest to HE Holdings, Inc. and Hughes Missile Systems Company, respectively) have filed a seventh amended complaint against the company alleging breach of contract, fraud, and conversion with respect to certain representations and warranties contained in the Asset Purchase Agreement dated May 8, 1992, for the sale of the company's missile business. The amended complaint, which was filed in the Superior Court of the State of California, seeks approximately $25 in compensatory damages as well as punitive damages and declaratory relief. The company does not expect that the lawsuit will have a material impact on the company's results of operations or financial condition.

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

                               September 27, 1998

                 (Dollars in millions, except per share amounts)


Forward-Looking Statements

       Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows and contract awards. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including: the company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; legal proceedings; labor negotiations; changing priorities or reductions in the U.S. government defense budget; and termination of government contracts due to unilateral government action.

Business Segments

       The company comprises three primary business segments: Marine, Combat Systems and Information Systems and Technology, which was formed at the beginning of 1998. The company also has several miscellaneous businesses classified as Other. The following table sets forth the net sales and operating earnings by business segment for the three and nine month periods ended September 27, 1998, and September 28, 1997:

--------------------------------------------------------------------------------------------------------------
                                       Three Month Period                        Nine Month Period
--------------------------------------------------------------------------------------------------------------
                                                       Increase/                                     Increase/
                                 1998       1997       (Decrease)        1998           1997        (Decrease)
--------------------------------------------------------------------------------------------------------------
NET SALES:
--------------------------------------------------------------------------------------------------------------
Marine                         $    627    $   547     $    80        $   1,831       $  1,693      $     138
Combat Systems                      284        372         (88)             917          1,087           (170)
Information Systems and
   Technology                       193          -         193              576              -            576
Other                                68         69          (1)             180            181             (1)
--------------------------------------------------------------------------------------------------------------
                               $  1,172    $   988     $   184        $   3,504       $  2,961      $     543
--------------------------------------------------------------------------------------------------------------

OPERATING EARNINGS:
--------------------------------------------------------------------------------------------------------------
Marine                         $     68    $    55     $    13        $     205       $    175      $      30
Combat Systems                       39         47          (8)             120            133            (13)
Information Systems and
   Technology                        15          -          15               40              -             40
Other                                14         11           3               30             21              9
--------------------------------------------------------------------------------------------------------------
                               $    136    $   113     $    23        $     395       $    329      $      66
--------------------------------------------------------------------------------------------------------------

Marine

Results of Operations

       Net sales increased during the three and nine month periods due primarily to the transition of the ballistic missile fire control business to the Marine segment from the Combat Systems segment. Operating earnings increased during the three and nine month periods due to an earnings rate increase on the Arleigh Burke class destroyer (DDG 51) program in the fourth quarter of 1997 and on the Seawolf program in the third quarter of 1997 and in the first quarter of this year. The increase in operating earnings resulting from earnings rate increases was partially offset by a decline in submarine construction activity.

Business and Market Considerations

       During the third quarter, the Navy awarded a $4.2 billion contract to the company for the first four ships of the Virginia class submarine, formerly known as the New Attack Submarine. Construction work will be shared equally with the company as the prime contractor and Newport News Shipbuilding and Drydock Company in the role of subcontractor. The company is scheduled to deliver the lead ship of the class in 2004.

       Also during the third quarter, the Navy awarded a $68.5 contract to the newly formed DD 21 Shipbuilder Alliance comprised of the company and Ingalls Shipbuilding Inc. for the first phase of system concept design work for the next generation surface combatant ships (DD 21). The company will serve as the Alliance prime contractor for the first phases of the DD 21 program and leads one of the Alliance's two competing design teams. Each team will share equally in the funding of the first phase award, and both shipbuilders are expected to share equally in the production of the DD 21 ships. The development, design, construction and life-cycle support of the DD 21 ships is estimated at $25 billion and includes the construction of 32 ships during the first quarter of the next century. Construction is expected to start in 2004.

     On October 8, 1998, the company entered into a definitive agreement to acquire NASSCO Holdings Inc., the parent company of National Steel and Shipbuilding Company (NASSCO), for approximately $370 in cash, payable over the fourth quarter of this year and the second quarter of 1999, plus the obligation to discharge $46 in debt. The acquisition will close during November 1998. NASSCO is a designer and builder of U.S. Navy auxiliary ships, a Navy ship repair facility for the West Coast and has expertise in commercial shipbuilding. NASSCO anticipates full year 1998 sales of $485 and has a backlog of approximately $1.4 billion.

       During the second quarter, the company completed negotiations with the Metal Trades Council Union at Electric Boat and ratified a new, three-year labor contract.

       During the first quarter, the Navy awarded a multi-year contract to the company for the construction of six additional DDG 51s for $2.1 billion. This award extends the company's deliveries to 2006.

Combat Systems

Results of Operations

       Net sales and operating earnings decreased during the three month period due to the aforementioned transfer of the ballistic missile fire control business to the Marine segment, timing of land combat program deliveries and completion of production on the Single Channel Ground and Airborne Radio System (SINCGARS). In addition to the decrease noted for the three month period, net sales also declined during the nine month period due to the completion of the Egypt tank kit co-production program in early 1997, partially offset by increased design and development on the Advanced Amphibious Assault Vehicle. Operating earnings decreased during the nine month period due to the aforementioned declines in sales for the same period, partially offset by higher margins obtained from the SINCGARS program as production is completed.

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

       During the third quarter, the company completed two additional acquisitions. On August 3, the company acquired the assets of Caldwell Cable Ventures, a provider of underwater fiberoptic and power cable installation. Caldwell Cable Ventures operates as a subsidiary of Advanced Technology Systems. On June 30, the company acquired the assets of Computer Systems and Communications Corporation, a systems integration and communications company serving the U.S. Department of Defense and other NATO countries. The operating results of these acquired businesses are included with those of the company from their respective closing dates.

       The company continues to seek improvements in operating margins in Information Systems and Technology through efforts to reduce costs. During the second quarter, the company initiated internal actions to consolidate the electronics manufacturing processes of the segment in Advanced Technology Systems' Greensboro, North Carolina, facility.


Other

Results of Operations

       Operating earnings increased during the three and nine month periods due to improved performance of both the aggregates business and coal operations, resulting from cost reduction efforts.

Business and Market Considerations

       Freeman Energy's contract as part of the Bituminous Coal Operators' Association (BCOA) expired on August 1, 1998. In 1997, Freeman Energy elected to withdraw from the BCOA and negotiate future contracts independently with the United Mine Workers of America union (UMWA). Freeman Energy and the UMWA held talks on a new contract beginning in April 1998. However, on September 11, 1998, the union workforce, representing approximately seventy percent of Freeman's total workforce, went on strike. Negotiations are currently ongoing. Although the business disruption may impact the net sales of the Other segment, the company does not expect the business disruption to materially impact the company's results of operations or financial condition.

Backlog

       The following table details the backlog of each business segment as calculated at September 27, 1998, and December 31, 1997:

                                              September 27      December 31
                                                  1998             1997
                                              ------------      -----------

     Marine                                   $     10,819      $     5,864
     Combat Systems                                  1,873            2,323
     Information Systems and Technology                805              805
     Other                                             590              607
                                              ------------      -----------

                      Total Backlog           $     14,087      $     9,599
                                              ============      ===========
                      Funded Backlog          $      7,050      $     6,796
                                              ============      ===========

       Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. Total backlog also includes amounts for long-term coal contracts. The company's Virginia class submarine award of $4.2 billion, as previously discussed, is included in total backlog indicated above.


Additional Financial Information

Interest, Net

       Interest income decreased during the three and nine month periods due primarily to a decline in the average cash balance resulting from the use of $1.2 billion for business acquisitions during 1997. Interest expense increased during the three and nine month periods as a result of borrowings made in connection with the Computing Devices International acquisition at the end of 1997.

Provision for Income Taxes

       The company settled its claims for research and experimentation tax credits for the years 1981 through 1986 with the Internal Revenue Service (IRS). Because substantially all of the tax credits associated with the settlement will be carried forward to 1987, the exact amount and timing of the net refund is therefore subject to resolution of matters related to the IRS examination of the company's 1987 through 1989 consolidated federal income tax returns, currently under review by the IRS Appeals Division, as well as subject to approval by the Joint Committee on Taxation. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note I to the Consolidated Financial Statements.

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

       In connection with the long-term financing arrangement completed in September 1998, the company entered into an agreement to reduce the exposure to interest rate and foreign currency rate fluctuations. The company does not expect these transactions to have a material effect on the company's results of operations or financial condition.

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

Year 2000

       The company has developed an internal Year 2000 Compliance Program (Y2K Project), consisting of three major areas for assessment, project planning and remediation: 1) information technology systems, 2) deliverable software, and 3) facilities and embedded processors. The company is working with its full-time information technology systems partner to assist in the Y2K Project. Additionally, the company has initiated a plan to discuss and monitor Year 2000 compliance issues with its major subcontractors, vendors and customers. Substantially all of the company's operating units have completed their assessments for information technology systems and have begun the remediation process. For those operating units where assessment is not yet complete, assessments will be completed by the end of 1998 and remediation will begin in January 1999. In the area of deliverable software, the company has completed or is in the process of completing the review of contracts with its customers to determine Year 2000 issues. Remediation efforts have been identified where requested, required and funded by the customer. In the area of facilities and embedded processors, assessments are currently being performed and will be completed by the end of 1998. Remediation of facilities and embedded processors will begin in January 1999. Although there can be no assurances, the company expects that remediation of all critical systems will be completed before the year 2000.

       The company has engaged its internal auditors to perform an assessment of the company's Y2K Project. The Audit Committee of the Board of Directors regularly reviews the progress of the company's Y2K Project, including each operating unit's progress and a report from the company's internal auditors. In addition to the Audit Committee review, regular status reviews are conducted by key members of management and legal staff.

       Management believes that the company will complete the Y2K Project on schedule and that the costs to implement will not have a material impact on the company's results of operations or financial condition, as most of these costs are expected to be allowable under the company's contracts with the U.S. Government. Based on information available at this time, the company estimates that its Y2K Project costs should not exceed $40. The current implementation schedule and projected cost are based on management's best estimate utilizing various assumptions including, but not limited to, third party manpower cost and availability, vendor's support of proprietary software, and current scope of business. There are no guarantees that the implementation schedule and costs to complete will be achieved; however, the company through its continual monitoring, project reviews, and internal audit activities will endeavor to complete all Year 2000 remediation which is critical to continued operations. Nevertheless, the company will also develop contingency plans in the event some of the remediation is not completed and implemented on schedule.

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

       Effective January 1, 1998, the company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires the presentation and disclosure of comprehensive income. There were no material differences between net earnings and comprehensive income for the three and nine month periods ended September 27, 1998, and September 28, 1997.

       Effective January 1, 1998, the company adopted the provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides authoritative guidance on accounting for the costs of computer software developed or obtained for internal use and provides authoritative guidance for determining whether computer software is for internal use. The adoption of the SOP did not have a material impact on the company's results of operations or financial condition.

Financial Condition

Operating Activities

       Cash flows from continuing operations increased this year over last year due primarily to the amount the company invested in marketable securities classified as trading in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Excluding the net purchases, sales and maturities of marketable securities classified as trading, cash flows from continuing operations decreased this year over last year due primarily to the stage of completion on active submarine production in the current year as compared with the prior year.

       Cash flows from discontinued operations improved this year over last year as a result of decreased payments for disposition related liabilities.

       The company expects to generate funds from operations in excess of its short- and long-term liquidity needs.

Investing Activities

       On October 8, 1998, the company announced an agreement to acquire NASSCO Holdings Inc., the parent company of National Steel and Shipbuilding Company (NASSCO). This transaction is expected to result in a use of cash of approximately $416 over the fourth quarter of this year and the second quarter of 1999.

       Following the sale of the company's operations located in southern California, the company retained certain properties, including a 232-acre site in the Kearny Mesa section of San Diego. In July 1998, the company completed the sale of the Kearny Mesa site for approximately $80 million in cash.

       The company anticipates investing approximately $200 over a period of three years on a facility modernization project at its Bath Iron Works' shipyard. Construction will begin in November of this year.

Financing Activities

       In connection with the company's acquisition of Computing Devices International on December 31, 1997, the company borrowed $220. The company repaid $70 of this note during the second quarter and refinanced the balance in September 1998 under a 10-year arrangement.

       The company exercised its option to call for the early redemption of all of its outstanding 9.95 percent Debentures on April 1, 1998, for a total of approximately $40.

       The company's board of directors declared an increased regular quarterly dividend of $.22 per share on March 4, 1998.

       In 1994, the board of directors reconfirmed management's authority to repurchase, at its discretion, up to six million shares of the company's common stock. As of September 27, 1998, the company had repurchased approximately 4.2 million shares, including approximately 0.5 million shares repurchased during the third quarter of this year.

       The company has the capacity for long-term borrowings and currently has committed lines of credit totaling $800. One $400 line expires in December 1998 and the other $400 line expires in December 2002.

                                     PART II

                          GENERAL DYNAMICS CORPORATION

                                OTHER INFORMATION

                               September 27, 1998

Item 1.       Legal Proceedings

              Reference is made to Note K, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for statements relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 5.       Other Matters

              The Securities and Exchange Commission (the "Commission") recently amended Rule 14a-4 and Rule 14a-5 under the Securities and Exchange Act of 1934, as amended. Those rules govern the manner in which shareholder proposals may be presented from the floor of the shareholders meeting and the ability of the company to exercise discretionary voting authority on those proposals.

              Under the company's Amended and Restated Bylaws, a shareholder who wishes to propose business for consideration at the Annual Meeting of Shareholders must deliver to the company between February 4, 1999 and March 6, 1999 the information specified in the company's Bylaws regarding such proposal or nomination. Under the Commission's Rule 14a-4, as recently amended, the company may exercise discretionary voting authority under proxies it solicits to vote on any proposal made by a shareholder that the shareholder does not seek to include in the company's proxy statement pursuant to Rule 14a-8, unless the shareholder satisfies the requirements of the Bylaws and the other requirements of Rule 14a-4(c).

              Separately, under Commission Rule 14a-8, a shareholder wishing to submit a proposal to the company that qualifies for inclusion in the company's proxy statement must submit his or her proposal to the company before November 30, 1998.

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


                                 GENERAL DYNAMICS CORPORATION


                                 by  /s/John W. Schwartz
                                     ---------------------------------------
                                     John W. Schwartz
                                     Vice President and Controller
                                     (Principal Accounting Officer)


Dated:  November 10, 1998