Form 10-K
period 1998-12-31
GENERAL DYNAMICS CORP
filed 1999-03-18
CIK 40533

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
Title of Each Class                                       on Which Registered
-------------------                                    ------------------------
Common Stock, Par Value $1 Per Share                   New York Stock Exchange
                                                       Chicago Stock Exchange
                                                       Pacific Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.
                             ---

       The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $6,468,954,567 at March 8, 1999.

127,400,863 shares of the registrant's common stock were outstanding at March 8, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE:
       Parts I and II incorporate information from certain portions of the registrant's Annual Report to security holders for the fiscal year ended December 31, 1998 (the 1998 Annual Report).

       Part III incorporates information from certain portions of the registrant's definitive Proxy Statement for the 1999 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.
================================================================================

                          GENERAL DYNAMICS CORPORATION

                                      INDEX

PART I                                                                              PAGE
                                                                                    ----
  Item 1.                Business                                                     1
  Item 2.                Properties                                                   8
  Item 3.                Legal Proceedings                                            9
  Item 4.                Submission of Matters to a Vote of Security Holders          9
  Supplementary
      Item.              Executive Officers of the Registrant                        10

PART II

  Item 5.                Market for the Company's Common Equity and
                            Related Stockholder Matters                              12
  Item 6.                Selected Financial Data                                     12
  Item 7.                Management's Discussion and Analysis of
                            Financial Condition and Results of Operations            12
  Item 7A.               Quantitative and Qualitative Disclosures About
                            Market Risk                                              12
  Item 8.                Financial Statements and Supplementary Data                 12
  Item 9.                Changes in and Disagreements with Accountants
                            on Accounting and Financial Disclosure                   12

PART III

  Item 10.               Directors and Executive Officers of the Registrant          13
  Item 11.               Executive Compensation                                      13
  Item 12.               Security Ownership of Certain Beneficial Owners
                            and Management                                           13
  Item 13.               Certain Relationships and Related Transactions              13


PART IV

  Item 14.               Exhibits, Financial Statement Schedules and Reports
                            on Form 8-K                                              13


SIGNATURES                                                                           15

Certain sections of this Annual Report on Form 10-K contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards and the company's expectations regarding the upcoming year 2000. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; the status or outcome of legal proceedings; the status or outcome of labor negotiations; changing priorities or reductions in the U.S. government defense budget; termination of government contracts due to unilateral government action; and the timing and occurrence (or non-occurrence) of circumstances beyond the company's control.

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION

       The primary business of General Dynamics Corporation (the company) is supplying sophisticated defense systems to the United States and its allies. The company is a Delaware corporation formed in 1952 as successor to the Electric Boat Company. Two of the company's primary operating units, General Dynamics Land Systems Inc. and Bath Iron Works Corporation, were acquired in 1982 and 1995, respectively. On January 1, 1997, the company acquired the assets of Defense Systems and Armament Systems, formerly operating units of Lockheed Martin Corporation. On October 1, 1997, the company acquired the assets of Advanced Technology Systems, formerly an operating unit of Lucent Technologies. On December 31, 1997, the company acquired the assets of three operating units which formerly comprised Computing Devices International of Ceridian
Corporation: General Dynamics Information Systems, Inc., Computing Devices Canada Ltd., and Computing Devices Company Limited in the United Kingdom. On June 30, 1998, the company acquired the assets of Computer Systems & Communications Corporation. On August 31, 1998, the company acquired the assets of Caldwell Cable Ventures, Inc., which operates as a subsidiary of Advanced Technology Systems. On November 10, 1998, the company acquired control of NASSCO Holdings Incorporated (NASSCO), whose wholly owned subsidiaries include National Steel and Shipbuilding Company. For more information regarding the company's acquisitions during 1998 and 1997, see Note C to the Consolidated Financial Statements on page 31 of the 1998 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 1998, and incorporated herein by reference. During the period 1992 through 1994, the company divested its tactical military and commercial aircraft, missile systems and space launch systems businesses.

       The company currently operates in the following business segments: Marine Systems, Combat Systems, Information Systems and Technology and Other. Marine Systems includes Electric Boat Corporation (Electric Boat), Bath Iron Works Corporation (BIW), American Overseas Marine Corporation (AMSEA), General Dynamics Defense Systems, Inc. (Defense Systems) and National Steel and Shipbuilding Company. In the first quarter of 1999, Defense Systems will be moved to the Information Systems and Technology segment. Combat Systems includes General Dynamics Land Systems Inc. (Land Systems) and General Dynamics Armament Systems, Inc. (Armament Systems). Information Systems and Technology includes General Dynamics Advanced Technology Systems, Inc. (ATS), General Dynamics Information Systems, Inc. (GDIS), Computing Devices Canada Ltd., Computing Devices Company Limited in the United Kingdom, and Computer Systems & Communications Corporation (CSCC). The Other business segment includes Freeman Energy Corporation (Freeman Energy), Material Service Corporation (Material Service), and Patriot I, II and IV Shipping Corps. (Patriots). Information on revenues, operating profit or loss and identifiable assets attributable to each of the company's business segments is included in Note S to the Consolidated Financial Statements on page 42 of the 1998 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 1998, and is incorporated herein by reference. A description of the company's products and services, competition, and other related information follows.

PRODUCTS AND SERVICES

MARINE SYSTEMS

       Net Sales (in millions)                   1998                      1997                       1996
                                             ------------              ------------               ------------
       Nuclear Submarines                    $      1,381              $      1,321               $      1,443
       Surface Combatants                             936                       839                        791
       Other                                          349                       151*                        98
                                             ------------              ------------               ------------
                                             $      2,666              $      2,311               $      2,332
                                             ============              ============               ============

       * Marine Systems net sales for 1997 include the fourth quarter net sales of ATS. In 1998, the net sales of ATS are reported in the Information Systems and Technology segment.

       Electric Boat designs, builds and supports nuclear submarines for the U.S. Navy, having contracts for the construction of the final Seawolf-class attack submarine and of the first four ships of the Virginia-class submarine, formerly known as the New Attack Submarine. Construction work on the Virginia-class will be shared equally with Electric Boat as the prime contractor and Newport News Shipbuilding Inc. in the role of subcontractor. In addition to nuclear submarine design and construction, Electric Boat performs a broad range of engineering work, including advanced research and technology development, systems and component design evaluation, prototype development and logistics support to the operating fleet. Electric Boat also serves as ship integrator for certain components and subassemblies of the submarines, such as electronic equipment.

       To date, BIW has been awarded contracts for the construction of 27 Arleigh Burke class destroyers (DDG 51), 13 of which remain in backlog at December 31, 1998. BIW plays a lead role in providing design, engineering, and ongoing life cycle support services for DDG 51 class ships. BIW is a member of a three-contractor team which was awarded a contract in 1996 to design and build the Navy's new class of amphibious transport ships (LPD 17). BIW is also a member of a two-contractor Shipbuilder Alliance which was awarded a contract in 1998 for the first phase of system concept design work for the next generation surface combatant ships (DD 21). BIW will serve as the Alliance prime contractor for the first phases of the DD 21 program, will lead one of the Alliance's two competing design teams and is expected to share equally with Ingalls Shipbuilding, a division of Litton Industries, Inc., in the production of the DD 21 ships.

       AMSEA provides ship management services for five of the U.S. Navy's Maritime Prepositioning Ships (MPS), nine of the U.S. Maritime Administration's Ready Reserve Force ships (RRF) and two U.S. Maritime Army War Reserve vessels
(AWR). The MPS are under five-year contracts of which three were renewed in 1995, and two were renewed in 1996. These contracts are renewable through the year 2011. The RRF ships are currently operating under an extension of their original five-year contract. The MPS vessels operate worldwide; the RRF and AWR vessels are located on the east, gulf and west coasts of the United States.

       Defense Systems is the lead provider of Trident Fire Control Systems and complete life cycle management of complex electronic systems for the U.S. and U.K. Navies. Defense Systems' TechSight business unit provides automated maintenance and diagnostics systems for the automotive, aircraft and manufacturing industries, and web-based training and certification in the medical, financial, legal and educational fields.

       National Steel and Shipbuilding Company designs and builds auxiliary ships for the U.S. Navy, having contracts for the design and construction of seven strategic sealift ships, five of which remain in backlog at December 31, 1998. In addition, it is a West Coast ship repair facility for the U.S. Navy and has expertise in commercial shipbuilding.

COMBAT SYSTEMS

                Net Sales (in millions)                 1998                1997                1996
                                                   -------------       -------------       -------------
                Armored Vehicles                   $         915       $         960       $         889
                Ordnance                                     257                 265                   -
                Other                                        100                 284                 137
                                                   -------------       -------------       -------------
                                                   $       1,272       $       1,509       $       1,026
                                                   =============       =============       =============

       Land Systems designs and manufactures the M1 Series Abrams Main Battle Tank for the U.S. Army and various foreign governments. Land Systems also performs engineering and upgrade work, and provides support for existing armored vehicles. Production of the M1A2, the latest version of the M1, was initiated in 1992. Land Systems is currently in its fourth year of production in a five-year multiyear contract with the U.S. Army to upgrade approximately 600 tanks from the M1 to the M1A2 version.

       Land Systems is also under contract for the development of several other major armored vehicle programs. The U.S. Marine Corps selected and awarded Land Systems a development contract for the Advanced Amphibious Assault Vehicle
(AAAV), including prototype design and construction. Three prototypes are currently under contract. The Army selected Land Systems for the Wolverine Heavy Assault Bridge program which is currently under development and is expected to enter production late in 2000. Land Systems also continues work on the Army's Crusader Self-Propelled Howitzer development program of which the company's share of the program is approximately 25 percent.

       Certain of Defense Systems' product lines were transferred to Land Systems during 1998, including the manufacture of light armored vehicles, and turrets and transmissions for armored vehicles for the U.S. Army and foreign governments.

       Armament Systems designs, develops and produces advanced gun and ammunition handling systems for applications on various land, sea and air platforms. Armament Systems is also a leader in the production of ammunition products. Armament Systems is the sole producer of the Hydra 70 2.75" air-to-ground rocket, having produced over 600,000 to date. In October 1998, Armament Systems formed a joint venture with Mason & Hanger Corporation that consolidated two of the U.S. Army's largest ammunition production facilities. Previously a consolidated subsidiary, the company's Milan Army Ammunition Plant is now part of the unconsolidated joint venture, American Ordnance L.L.C.

INFORMATION SYSTEMS AND TECHNOLOGY

       This segment was formed effective January 1, 1998, following the acquisitions of ATS and the three operating units formerly of Computing Devices International. The net sales of ATS for the fourth quarter of 1997 were reported in the Marine Systems segment. Net sales (in millions) for 1998 for this segment were as follows:

       Communications Systems                         $      214
       Avionics                                              204
       Commercial                                            132
       Maritime                                              110
       Other                                                 136
                                                      ----------
                                                      $      796
                                                      ==========

       ATS provides undersea surveillance systems as well as special purpose signal and information processors for the U.S. Navy. ATS also provides vibration reduction technologies for the elimination of radiant noise and engine fatigue on various platforms. ATS designs command, communications, control and intelligence systems and network architecture solutions for the DD 21 and the LPD 17 class of ships. ATS also designs and builds power feed and terminal transmission equipment for the commercial undersea fiber-optic communications market. Caldwell Cable Ventures, Inc. provides underwater cable installation services to the commercial telecommunications and utilities markets.

       GDIS provides information processing systems for airborne, land-based, seaborne, and space-based platforms, as well as information management services for the U.S. government. Contract manufacturing services, provided by the company to defense and commercial electronics contractors, was transferred to ATS during 1998.

       Computing Devices Canada Ltd. is the systems integrator on the IRIS program, whose objective is to modernize and fully digitize the tactical command, control and communications systems of the Canadian land forces. In addition, it provides advanced systems products in the areas of maritime surveillance, land based vetronics and display systems.

       Computing Devices Company Limited in the United Kingdom provides and supports electronics technology for airborne, ground and naval systems, and has the second largest U.K. share of the European Fighter Aircraft avionics equipment market.

       CSCC provides systems integration and communication services for the U.S. Department of Defense and other NATO countries.

OTHER

       Net Sales (in millions)                   1998                       1997                      1996
                                             ------------               ------------              ------------
       Aggregates                            $        123               $        110              $         87
       Coal Mining                                     88                        107                       111
       Other                                           25                         25                        25
                                             ------------               ------------              ------------
                                             $        236               $        242              $        223
                                             ============               ============              ============

       Material Service is engaged in the mining and sale of aggregates (stone, sand and gravel) for use in the construction of highways and other infrastructure projects, and for commercial and residential building construction primarily in northern and central Illinois. This business is cyclical and seasonal in nature.

       Freeman Energy mines coal, producing approximately 4-5 million tons in each of the last three years. Freeman Energy owns or leases rights to over 600 million tons of coal reserves in Illinois.

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

       In recent years, because of reduced defense spending, the industry has consolidated through mergers and acquisitions to maintain critical mass, resulting in fewer and larger competitors. With fewer but more complex programs in competition, companies frequently have formed strategic alliances to pursue these programs. The Department of Defense faces challenges due to the reduction in available procurement funds as it must address industrial base issues while assessing competing needs between and among the various branches of the service. Finally, Congress continues to be very influential in its role of selecting which programs to fund and at what level based on limited budget dollars. As a result, the defense procurement policy is evolving and will be affected by these various and sometimes conflicting factors.

       A discussion of competition on individual programs is included in Management's Discussion and Analysis of the Results of Operations and Financial Condition on pages 20 through 25 of the 1998 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

U.S. GOVERNMENT CONTRACTS

       The company's primary customer is the U.S. government. Net sales to the U.S. government include Foreign Military Sales (FMS), which are sales to foreign governments through the U.S. government, whereby the company contracts with and receives payment from the U.S. government and the U.S. government assumes the risk of collection from the customer. Historically, the company's largest FMS sales are M1 tanks and related services, including training in operation and maintenance, and other logistical support. U.S. government sales were as follows (dollars in millions):

                                                                  Year Ended December 31
                                                          ---------------------------------------
                                                           1998            1997             1996
                                                          ------          ------           ------
               Domestic                                   $3,986          $3,485           $3,051
               FMS                                           175             166              261
                                                          ------          ------           ------
                   Total U.S. government                  $4,161          $3,651           $3,312
                                                          ======          ======           ======
               Percent of net sales                         84%             90%              92%

       All U.S. government contracts are terminable at the convenience of the U.S. government, as well as for default. Under contracts terminable at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminated for default generally provide that the U.S. government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. In 1991, the U.S. Navy terminated for default a contract with the company and McDonnell Douglas Corporation, now owned by the Boeing Company, for the full-scale development of the U.S. Navy's A-12 aircraft. On February 23, 1998, a final judgment was entered in favor of the contractors for $1,200 million plus interest. The U.S. government filed an appeal in the U.S. Court of Appeals for the Federal Circuit. The U.S. government seeks reversal of the judgment and a remand to the trial court for a full trial on the merits. The appeal has been briefed and argued. For further discussion, see Note P to the Consolidated Financial Statements on page 37 of the 1998 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

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

FOREIGN SALES AND OPERATIONS

       The major portion of sales and operating earnings of the company for the past three years was derived from operations in the United States. Although the company purchases supplies from and subcontracts with foreign companies, it had no substantial operations in foreign countries until the acquisition of Computing Devices Canada Ltd. and Computing Devices Company Limited in the United Kingdom at the end of 1997. Direct foreign sales, including international operations, were $413 million, $132 million and $38 million in 1998, 1997 and 1996, respectively.

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

RESEARCH AND DEVELOPMENT

       Research and development activities in Marine Systems, Combat Systems and Information Systems and Technology are conducted principally under U.S. government contracts. These research efforts have been and continue to be concerned with developing products for large systems development programs or performing work under research and development technology contracts. Beginning in 1996, the company experienced a decline in customer sponsored expenditures for research and development due primarily to the Virginia class submarine program at Electric Boat moving to the design phase. Each of the company's defense businesses also engages in independent research and development, of which a significant portion is recovered through overhead charges to U.S. government contracts. The increase in company-sponsored research and development is directly related to the 1998 acquisitions included in the Information Systems and Technology segment.

       The table below details expenditures for research and development (dollars in millions):

                                                                Year Ended December 31
                                                         ---------------------------------
                                                         1998          1997           1996
                                                         ----          ----           ----
              Company-sponsored                         $  93         $  55          $  38
              Customer-sponsored                           52            58             89
                                                         ----          ----           ----

                                                         $145          $113           $127
                                                         ====          ====           ====

BACKLOG

       Summary backlog information (in millions) for each business segment follows:


                                                                                                      1998 Backlog
                                                                  December 31                       Not Expected to
                                                    -------------------------------------              Be Filled
                                                        1998                    1997                     in 1999
                                                    -------------           -------------            ---------------
Marine Systems                                     $       11,728          $        5,864             $        9,077
Combat Systems                                              1,579                   2,323                        510
Information Systems and Technology                            729                     805                        165
Other                                                         562                     607                        491
                                                   --------------          --------------             --------------
       Total Backlog                               $       14,598          $        9,599             $       10,243
                                                   ==============          ==============             ==============
       Funded Backlog                              $        7,292          $        6,796             $        3,510
                                                   ==============          ==============             ==============

       Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. Total backlog also includes amounts for long-term coal contracts. For further discussion, see Management's Discussion and Analysis of the Results of Operations and Financial Condition on pages 20 through 25 of the 1998 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K and incorporated herein by reference.

ENVIRONMENTAL CONTROLS

       The 1990 Clean Air Act (the Act) had a significant impact on Freeman Energy. The Act requires, among other things, a phased reduction in sulfur dioxide emissions by coal burning facilities. Virtually all of the coal in Freeman Energy's Illinois basin mines has medium or high sulfur content. Freeman Energy's two long-term contract customers have clean coal technologies which allow for utilization of Freeman Energy's coal under the new regulations. Freeman Energy has targeted customers with clean coal technology to mitigate the impact of regulations in the near term. The long-term impact of the Act is not known.

       Federal, state and local requirements relating to the discharge of materials into the environment and other factors affecting the environment have had and will continue to have an impact on the manufacturing operations of the company. Thus far, compliance with the requirements has been accomplished without material effect on the company's capital expenditures, earnings or competitive position. While it is expected that this will continue to be the case, the company cannot assess the possible effect of compliance with future requirements. Additional information relating to the impact of environmental controls is included under the caption "Environmental" in Note O to the Consolidated Financial Statements on page 37 of the 1998 Annual Report, filed as
Exhibit 13 to this Annual Report on Form 10-K, and is incorporated herein by reference.

PATENTS

       Numerous patents and patent applications are owned by the company and utilized in its development activities and manufacturing operations. In many cases, however, the U.S. government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the government may use or authorize others to use the inventions covered by the patents. Pursuant to similar arrangements, the government may consent to the company's use of inventions covered by patents owned by other persons. Patents and licenses are important in the operation of the company's business, as one of management's key objectives is developing and providing its customers with advanced technological solutions.

EMPLOYEES

       At December 31, 1998, the company had approximately 31,000 employees (excluding contract labor), of whom 42 percent were covered by collective bargaining agreements with various unions, the most significant of which are the International Association of Machinists and Aerospace Workers, the Marine Draftsmen's Association, the Metal Trades Council (MTC) of New London, Connecticut, the United Auto Workers Union and the United Mine Workers of America. Several agreements are due to expire during 1999, the most significant of which is the Marine Draftsmen's Association.

ITEM 2.   PROPERTIES

PRINCIPAL BUSINESS SEGMENTS. A summary of floor space at the main facilities of the Marine Systems, Combat Systems, and Information Systems and Technology segments follows (square feet in millions):

                                                            COMPANY                               GOVERNMENT
                                                             OWNED               LEASED           FURNISHED
                                                           FACILITIES          FACILITIES         FACILITIES          TOTAL
                                                         ---------------     ---------------   ----------------    ------------
MARINE SYSTEMS:

   Electric Boat
      Groton, Connecticut (Shipyard)                                2.8                  .1                                2.9
      Quonset Point, Rhode Island (Plant/Warehouse)                 0.4                 1.1                                1.5
      Avenel, New Jersey (Land/Plant)                               0.4                                                    0.4
   Bath Iron Works
      Bath, Maine (Shipyard)                                        1.1                                                    1.1
      East Brunswick, Maine (Warehouse)                             0.6                                                    0.6
      Portland, Maine (Shipyard)                                                        0.1                                0.1
    National Steel and Shipbuilding
      Company
        San Diego, California (Shipyard)                            0.2                 6.0                                6.2
    Defense Systems
        Pittsfield, Massachusetts (Labs)                                                0.1                0.8             0.9
                                                         ---------------     ---------------   ----------------    ------------

TOTAL MARINE SYSTEMS                                                5.5                 7.4                0.8            13.7
                                                         ===============     ===============   ================    ============


COMBAT SYSTEMS:

   Land Systems
      Lima, Ohio (Plant)                                                                                   1.6             1.6
      Muskegon, Michigan (Plant)                                    1.0                 0.1                                1.1
      Scranton, Pennsylvania (Plant)                                                    0.3                                0.3
      Woodbridge, Virginia (Office)                                 0.1                                                    0.1
      Tallahassee, Florida (Plant/Office)                                               0.1                                0.1
      Sterling Heights, Michigan (Warehouse)                        0.6                                                    0.6
      Anniston, Alabama (Plant/Warehouse)                                                                  0.1             0.1
      Imperial, California (Plant/Warehouse)                                            0.1                                0.1
      Shelby Township, Michigan (Plant)                             0.2                                                    0.2
  Armament Systems
         Burlington, Vermont  (Plant/Office)                        0.6                                                    0.6
                                                         ---------------     ---------------   ----------------    ------------

TOTAL COMBAT SYSTEMS                                                2.5                 0.6                1.7             4.8
                                                         ===============     ===============   ================    ============

INFORMATION SYSTEMS AND TECHNOLOGY:

  GDIS
          Bloomington, Minnesota (Office)                                               0.5                                0.5
  Computing Devices Canada Ltd.
           Ottawa, Ontario (Office/Plant)                           0.2                 0.1                                0.3
           Calgary, Alberta (Office)                                0.2                                                    0.2
   ATS
            Greensboro, North Carolina (Factory)                    0.1                 0.3                                0.4
             Whippany, New Jersey (Office/Labs)                     0.2                                                    0.2
                                                         ---------------     ---------------   ----------------    ------------


TOTAL INFORMATION SYSTEMS AND TECHNOLOGY                            0.7                 0.9                0.0             1.6
                                                         ===============     ===============   ================    ============

       BIW began in 1997 a $200 million project to construct a fifteen acre land level transfer facility and manufacturing support center, and a 750-foot dry-dock in Bath, Maine to improve productivity.

       OTHER. Freeman Energy operates two underground coal mines and one surface coal mine in Illinois. Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output. Material Service operates several stone quarries, as well as sand and gravel pits and yards in the Chicago, Illinois area for its aggregates business.

       REAL ESTATE HELD FOR DEVELOPMENT. As part of the sale of businesses, certain related properties were retained by the company. These properties have been segregated on the Consolidated Balance Sheet as real estate held for development. The company developed plans and marketing efforts which are intended to maximize the market value of these properties. In 1997, two buildings and 55 acres in Rancho Cucamonga were sold. In 1998, a 232-acre site in the Kearny Mesa section of San Diego was sold. The remaining properties include approximately 2,200 acres in Sycamore Canyon, San Diego, California and 308 acres in Rancho Cucamonga, California. Most of this property is undeveloped. The company owns approximately 20,000 square feet of building space at Rancho Cucamonga and approximately 200,000 square feet of building space at Sycamore Canyon.

       GENERAL. The company believes that its main facilities are adequate for the present needs of the company and its subsidiaries and, as supplemented by planned improvements and construction, are expected to remain adequate for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

       The information under the captions "Litigation" and "Environmental" in Note O and the information in Note P to the Consolidated Financial Statements appearing on pages 35 through 37 of the 1998 Annual Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of the company's security holders during the fourth quarter of the year ended December 31, 1998.

SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

       The name, age, offices and positions held for the last five years of the company's executive officers who are not directors are as follows:

                                                                                                                       AGE AT
                                                                                                                     DECEMBER 31
                                    NAME, POSITION AND OFFICE                                                           1998
                                    -------------------------                                                        -----------
David D. Baier -- Vice President Taxes since August 1995; Staff Vice President Taxes                                    44
      March 1994 -- August 1995; Corporate Tax Counsel and Director of Planning
      and Litigation September 1991 -- March 1994

G. Kent Bankus -- Vice President Government Relations since April 1993; Staff Vice President                            56
      Aerospace Programs and Field Offices July 1991 -- April 1993

Allan C. Cameron -- Vice President of the company and President of Bath Iron Works since                                52
      March 1996; Executive Vice President and Chief Operating Officer of Bath Iron Works
      July 1994 -- March 1996; Facility Manager of Electric Boat May 1993 -- June 1994

Gordon R. England -- Executive Vice President since March 1997; President - Lockheed Martin                             61
      Corporation Fort Worth March 1993 -- March 1995; Executive Vice President of the company and
      President - Aircraft Systems of the company's Fort Worth Division August 1992 -- March 1993

James I. Finley -- Vice President of the company and President of General Dynamics Information                          52
      Systems since January 1998; Vice President of Government Information Systems November 1995 --
      December 1997; Vice President Programs and Engineering, Westinghouse/United
      Technologies 1990 -- October 1995

David H. Fogg -- Vice President and Treasurer since March 1998; Staff Vice President and                                43
      Treasurer November 1994 -- March 1998; Staff Vice President and Assistant Treasurer
      May 1994 -- November 1994; Corporate Director of Finance and Assistant Treasurer
      January 1994 -- May 1994

Kenneth A. Hill -- Vice President Information Technology since April 1997;  Staff Vice President                        49
      Personnel Relations November 1994 -- April 1997; Director Salaried Compensation
      March 1989 -- November 1994

Raymond E. Kozen -- Vice President Planning and Analysis since March 1997; Staff Vice President                         57
      for Special Projects December 1987  -- March 1997

Kenneth J. Leenstra -- Vice President of the company and President of Armament Systems                                  61
      since February 1997; President of Armament Systems - Lockheed Martin Corporation
      January 1990 -- January 1997

Michael J. Mancuso -- Senior Vice President and Chief Financial Officer                                                 56
      since March 1997; Vice President and Chief Financial Officer November 1994 --
      March 1997; Vice President and Controller May 1994 -- November 1994; Division
      Vice President and Chief Financial Officer of Land Systems September 1993 -- May 1994;

Charles E. McQueary -- Vice President of the company and President of Advanced                                          59
      Technology Systems since October 1997; President - Advanced Technology
      Systems, AT&T/Lucent Technologies January 1994 -- September 1997

                                                                                                                      AGE AT
                                                                                                                   DECEMBER 31
                                      NAME, POSITION AND OFFICE                                                        1998
                                      -------------------------                                                    -----------
Kendell M. Pease -- Vice President Communications since May 1998; Admiral and Chief                                     54
      Information Officer, U.S. Navy, August 1992 -- May 1998

David A. Savner  -- Senior Vice President - Law and Secretary since April 1998; Senior Partner                          54
      of Jenner & Block May 1987 -- March 1998

Daniel P. Schmutte --  Vice President of the company and President of Defense Systems                                   48
      since February 1997; Vice President Operations August 1995 -- February 1997;
      Staff Vice President and Assistant to the President/Chief Executive Officer
      June 1993 -- August 1995

John W. Schwartz -- Vice President and Controller since March 1998; Staff Vice President                                42
      and Controller November 1994 -- March 1998; Corporate Director of Accounting
      July 1992 -- November 1994

David E. Scott -- Vice President of the company and President of Computing Devices                                      53
      Canada since February 1998; President Computing Devices Canada June 1997 --
      January 1998; Vice President Communications Division November 1990 -- May 1997

James E. Turner, Jr. -- President and Chief Operating Officer since June 1997;                                          64
      Executive Vice President of the Marine Group October 1995 -- June 1997;
      Executive Vice President of the company and President of Electric Boat
      April 1993 --October 1995

Arthur J. Veitch -- Vice President of the company and President of Land Systems since                                   52
      February 1997; Vice President of the company and Senior Operating Officer of
      Land Systems August 1995 -- February 1997; Division Vice President and General Manager
      of the company's Convair Division August 1992 -- August 1995

Richard H. Vortmann -- Vice President of the company and President of NASSCO since                                      54
      February 1999; President, Chief Executive Officer and Chairman of the Board of NASSCO
      April 1989 -- February 1999

John K. Welch -- Vice President of the company and President of Electric Boat since                                     48
      October 1995; Division Vice President Programs and Planning of Electric
      Boat April 1994 -- October 1995; Division Vice President Program
      Management and Development of Electric Boat June 1989 -- April 1994

W. Peter Wylie --  Vice President Human Resources and Administration since August 1995;                                 59
      Group Vice President - Hughes Missile Systems Company August 1992 -- December 1994

Michael W. Wynne -- Senior Vice President International, Planning and Business Development                              54
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

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

       The company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

       On August 31, 1998, the company issued 157,283 shares of common stock to James D. Caldwell in connection with the company's acquisition of Caldwell's Diving Company, Inc. and Cable Ventures Inc. (now known as Caldwell Cable Ventures, Inc.). Up to an additional 15,503 shares of common stock may be issued to Mr. Caldwell upon completion of post-closing financial statements for the acquired businesses. In connection with these share issuances, the company claims exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the fact that the transaction did not involve any public offering of securities.

       The high and low sales price of the company's common stock and the cash dividends declared with respect to the company's common stock for each quarterly period during the two most recent fiscal years are included in Note T to the Consolidated Financial Statements appearing on page 42 of the 1998 Annual Report, included in this Annual Report on Form 10-K as Exhibit 13, and are incorporated herein by reference.

       There were 19,904 holders of record of the company's common stock at December 31, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

       The "Selected Financial Data" appearing on page 44 of the 1998 Annual Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The "Management's Discussion and Analysis of the Results of Operations and Financial Condition" appearing on pages 20 through 25 of the 1998 Annual Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

       The information appearing under the caption "Market Risk" on page 24 of the 1998 Annual Report, included in this Annual Report on Form 10-K as Exhibit 13, is incorporated herein by reference in response to this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Report of Independent Public Accountants appearing on pages 26 through 43 of the 1998 Annual Report, included in this Annual Report on Form 10-K as Exhibit 13, are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required to be set forth herein, except for a list of the executive officers other than directors that is provided in Part I of this report, is included in the sections entitled "Board of Directors of the Company" and "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the company's definitive Proxy Statement, which sections are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required to be set forth herein is included in the sections entitled "Board of Directors of the Company" and "Executive Compensation" in the company's definitive Proxy Statement, which sections are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required to be set forth herein is included in the section entitled "Ownership of Common Stock by the Principal Shareholders and Management" in the company's definitive Proxy Statement, which section is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required to be set forth herein is included in the section entitled "Board of Directors of the Company -Transactions Involving Directors and the Company" in the company's definitive Proxy Statement, which section is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a) 1. Financial Statements

       The Report of Independent Public Accountants and Consolidated Financial Statements appearing in the 1998 Annual Report on the pages listed in the following index are included in this Annual Report on Form 10-K as Exhibit 13, and are incorporated herein by reference.

                                                                                                  Page of
                                                                                                   1998
                                                                                                  Annual
                                                                                                  Report
                                                                                                  -------
              Report of Independent Public Accountants                                              43

              Consolidated Financial Statements:

                     Consolidated Statement of Earnings                                             26

                     Consolidated Balance Sheet                                                     27

                     Consolidated Statement of Cash Flows                                           28

                     Consolidated Statement of Shareholders' Equity                                 29

                     Notes to Consolidated Financial Statements (A to T)                           30-42

          2. Financial Statement Schedules

       No schedules are submitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

          3. Exhibits--See Index on pages 16 through 18 of this Annual Report on Form 10-K.

(b)    Reports on Form 8-K

       On November 25, 1998, the company reported to the Securities and Exchange Commission under Item 2, Acquisition or Disposition of Assets, that on November 10, 1998, the company had acquired control of NASSCO Holdings Incorporated, whose wholly owned subsidiaries include National Steel and Shipbuilding Company, from NASSCO Holdings Incorporated Employee Stock Ownership Plan and three individual stockholders. Included in the filing was the Stock Purchase Agreement for the acquisition.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENERAL DYNAMICS CORPORATION

                                        By:   /s/ John W. Schwartz
                                              --------------------
                                              John W. Schwartz
                                              Vice President and Controller

March 18, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 1999, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ Nicholas D. Chabraja                      Chairman, Chief Executive Officer and Director
------------------------                      (Principal Executive Officer)
Nicholas D. Chabraja

/s/ James E. Turner, Jr.                      President and Chief Operating Officer
------------------------
James E. Turner, Jr.

/s/ Michael J. Mancuso                        Senior Vice President and Chief Financial Officer
----------------------                        (Principal Financial Officer)
Michael J. Mancuso

/s/ John W. Schwartz                          Vice President and Controller
--------------------                          (Principal Accounting Officer)
John W. Schwartz

Julius W. Becton, Jr.*                        Director

James S. Crown*                               Director

Lester Crown*                                 Director

Charles H. Goodman*                           Director

George A. Joulwan*                            Director

Paul G. Kaminski*                             Director

James R. Mellor*                              Director

Carl E. Mundy, Jr.*                           Director

Carlisle A.H. Trost*                          Director

*By David A. Savner pursuant to Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

                                             /s/ David A. Savner
                                             -------------------
                                             David A. Savner
                                             Secretary

                                INDEX TO EXHIBITS

 Note              Exhibit
Number             Number                                              Description
------             -------                                             -----------
  (5)                 3-1A                --Restated Certificate of Incorporation, effective May 21, 1991
  (12)                3-2D                --Bylaws as amended effective October 1, 1997
  (11)                4                   --Letter re agreement to furnish copy of indenture
   (1)               10-1A                --Amendment of Mining Leases between American National Bank and Trust of Chicago, Trustee, and La Salle National Bank, Trustee, to Freeman Coal Mining
                                            Corporation, dated January 1, 1960
  (1)                10-1B                --Amendatory Agreement between Freeman United Coal Mining Company and American
                                            National Bank and Trust Company, as Trustee, and La Salle National Bank, as Trustee,
                                            dated January 1, 1975
  (3)                10-6A                --General Dynamics Corporation Incentive Compensation Plan adopted February 3, 1988, approved by the shareholders on May 4, 1988
  (4)                10-6B                --General Dynamics Corporation Incentive Compensation Plan (as amended), approved by shareholders on May 1, 1991
  (4)                10-7E                --Facilities Contract DAAE07-90-E-A001 dated June 24, 1990, between General Dynamics
                                            Land Systems, Inc. and the United States relating to government-owned facilities and equipment at the Lima Army Tank Plant, Lima, Ohio
 * (7)               10-8B                --General Dynamics Corporation Retirement Plan for Directors adopted March 6, 1986, as amended May 5, 1993
  (11)               10-14A               --Lease Agreement dated December 20, 1996, between Electric Boat Corporation and the
                                            Rhode Island Economic Development Corporation
 * (6)               10-18                --Employment Agreement between the company and James R. Mellor dated as of
                                            March 17, 1993
 * (9)               10-18A               --Amendment to employment agreement between the company and James R. Mellor dated as of
                                            October 3, 1995
 *(11)               10-18B               --Amendment to employment agreement between the company and James R. Mellor dated  as of
                                            November 5, 1996
   (9)               10-25                --Lease Agreement dated January 14, 1982, between Bath Iron Works Corporation and the
                                            City of Portland, Maine, relating to pier facilities in the Portland, Maine harbor
   (9)               10-26                --Lease Agreement dated January 14, 1982, between Bath Iron Works Corporation and the
                                            State of Maine, relating to a dry dock facility in the Portland, Maine harbor
  (10)               10-28                --Asset Purchase and Sale Agreement, dated November 6, 1996, as amended December 20,
                                            1996, between the company and Lockheed Martin Corporation
 *(11)               10-29                --Employment agreement between the company and Nicholas D. Chabraja dated
                                            November 12, 1996
 *(11)               10-30                --General Dynamics Corporation Incentive Compensation Plan adopted February 5, 1997, approved by shareholders on May 7, 1997
 *(12)               10-31                --Retirement Benefit Agreement between the company and Gordon R. England dated
                                            February 14, 1997
  (12)               10-32                --Credit Enhancement Agreement between Bath Iron Works Corporation and the City of Bath,
                                            Maine dated September 19, 1997, relating to the development program of facilities in
                                            Bath, Maine
*(12)                10-33                --Retirement Benefit Agreement between the company and Michael J. Mancuso dated
                                            March 6, 1998
*(12)                10-34                --Consulting agreement between the company and Paul G. Kaminski dated August 18, 1997
 (13)                10-36                --Stock Purchase Agreement dated as of October 8, 1998, between the company and NASSCO
                                            Holdings Incorporated and the stockholders of NASSCO Holdings Incorporated
*                    10-37                --Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998

                                INDEX TO EXHIBITS

 Note               Exhibit
Number              Number                                            Description
------              -------                                           -----------
                     10-38                --Lease Agreement dated January 1, 1991, between National Steel and Shipbuilding
                                            Company and the San Diego Unified Port District, relating to facilities in the San
                                            Diego, California harbor
                     10-38A               --Amendment of Lease Agreement between National Steel and Shipbuilding Company and the
                                            San Diego Unified Port District, dated December 6, 1994
                     10-39                --Capital Construction Fund Agreement, dated September 13, 1988, between National Steel and Shipbuilding Company and the United States of America, represented by the Maritime
                                            Administrator, Department of Transportation
                     10-39A               --Capital Construction Fund Agreement-Addendum No. 1, dated September 13, 1988, between
                                            National Steel and Shipbuilding Company and the United States of America, represented by the Maritime Administrator, Department of Transportation
                     10-39B               --Capital Construction Fund Agreement-Addendum No. 2, dated October 29, 1992, between
                                            National Steel and Shipbuilding Company and the United States of America, represented by the Maritime Administrator, Department of Transportation
                     10-39C               --Capital Construction Fund Agreement-Addendum No. 3, dated August 27, 1993, between
                                            National Steel and Shipbuilding Company and the United States of America, represented by the Maritime Administrator, Department of Transportation
                     10-39D               --Capital Construction Fund Agreement-Addendum No. 4, dated August 28, 1997, between
                                            National Steel and Shipbuilding Company and the United States of America, represented by the Maritime Administrator, Department of Transportation
                     10-39E               --Capital Construction Fund Agreement-Addendum No. 5, dated October 29, 1997, between
                                            National Steel and Shipbuilding Company and the United States of America, represented by the Maritime Administrator, Department of Transportation
                     13                   --1998 Annual Report (pages 20 through 44)
                     21                   --Subsidiaries
                     23                   --Consent of Independent Public Accountants
                     24                   --Power of Attorney of the Board of Directors
                     27                   --Financial Data Schedule
                     27-A                 --Amended Financial Data Schedule for the year ended December 31, 1997
                     27-B                 --Amended Financial Data Schedule for the nine months ended September 28, 1997
                     27-C                 --Amended Financial Data Schedule for the six months ended June 29, 1997
                     27-D                 --Amended Financial Data Schedule for the three months ended March 30, 1997

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                      NOTES

(1) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1980, and filed with the Commission March 31, 1981, and incorporated herein by reference (Commission File No. 1-3671).

(2)    Not used.

(3) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1987, and filed with the Commission March 17, 1988, and incorporated herein by reference (Commission File No. 1-3671).

(4) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1990, and filed with the Commission March 29, 1991, and incorporated herein by reference (Commission File No. 1-3671).

(5) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1991, and filed with the Commission March 26, 1992, and incorporated herein by reference (Commission File No. 1-3671).

                                 NOTES, cont.

(6) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1992, and filed with the Commission March 30, 1993, and incorporated herein by reference (Commission File No. 1-3671).

(7) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1994, and filed with the Commission March 9, 1995, and incorporated herein by reference (Commission File No. 1-3671).

(8)    Not used.

(9) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1995, and filed with the Commission March 21, 1996, and incorporated herein by reference (Commission File No. 1-3671).

(10) Filed as an exhibit to the company's current report on Form 8-K filed with the Commission January 15, 1997, and incorporated herein by reference (Commission File No. 1-3671).

(11) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1996, and filed with the Commission March 21, 1997, and incorporated herein by reference (Commission File No. 1-3671).

(12) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1997, and filed with the Commission March 18, 1998, and incorporated herein by reference (Commission File No. 1-3671).

(13) Filed as an exhibit to the company's current report on Form 8-K filed with the Commission November 25, 1998, and incorporated herein by reference (Commission File No. 1-3671).