Form 10-Q
period 1999-04-04
GENERAL DYNAMICS CORP
filed 1999-05-18
CIK 40533

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           (MARK ONE)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-3671

                          GENERAL DYNAMICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                           13-1673581
---------------------------------------------              ----------------
(STATE OR OTHER JURISDICTION OF INCORPORATION              (I.R.S. EMPLOYER
OR ORGANIZATION)                                           IDENTIFICATION NO.)



3190 FAIRVIEW PARK DRIVE, FALLS CHURCH, VIRGINIA                 22042-4523
------------------------------------------------                 ----------
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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X    NO   .
                                             ---     ---

            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


            COMMON STOCK, $1 PAR VALUE - MAY 2, 1999                127,544,577

================================================================================

                          GENERAL DYNAMICS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                            PAGE
------------------------------                                                            ----
Item 1 -          Consolidated Financial Statements

                  Consolidated Balance Sheet                                                 2

                  Consolidated Statement of Earnings                                         3

                  Consolidated Statement of Cash Flows                                       4

                  Notes to Unaudited Consolidated Financial Statements                       5

Item 2 -          Management's Discussion and Analysis                                      13

Item 3 -          Quantitative and Qualitative Disclosures About Market Risk                18

PART II - OTHER INFORMATION
---------------------------

Item 1 -          Legal Proceedings                                                         19

Item 6 -          Exhibits and Reports on Form 8-K                                          19

SIGNATURE                                                                                   20
---------

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS

                          GENERAL DYNAMICS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)
                              (Dollars in millions)

                                                                              April 4                              December 31
                                                                               1999                                   1998
                                                                        ------------------                     ------------------
ASSETS
------
CURRENT ASSETS:
Cash and equivalents                                                    $              133                     $              127
Marketable securities                                                                   52                                     93
                                                                        ------------------                     ------------------
                                                                                       185                                    220
Accounts receivable                                                                    314                                    316
Contracts in process                                                                 1,186                                    952
Other current assets                                                                   729                                    385
                                                                        ------------------                     ------------------
Total Current Assets                                                                 2,414                                  1,873
                                                                        ------------------                     ------------------

NONCURRENT ASSETS:
Leases receivable - finance operations                                                 181                                    181
Real estate held for development                                                        63                                     65
Property, plant and equipment, net                                                     718                                    698
Intangible assets                                                                    1,528                                  1,525
Other assets                                                                           202                                    230
                                                                        ------------------                     ------------------
Total Noncurrent Assets                                                              2,692                                  2,699
                                                                        ------------------                     ------------------
                                                                        $            5,106                     $            4,572
                                                                        ==================                     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                       $                -                     $                2
Short-term debt - finance operations                                                    58                                     58
Accounts payable                                                                       215                                    295
Other current liabilities                                                            1,301                                  1,106
                                                                        ------------------                     ------------------
Total Current Liabilities                                                            1,574                                  1,461
                                                                        ------------------                     ------------------

NONCURRENT LIABILITIES:
Long-term debt                                                                         162                                    167
Long-term debt - finance operations                                                     79                                     82
Other liabilities                                                                      802                                    643
Commitments and contingencies (See Note J)
                                                                        ------------------                     ------------------
Total Noncurrent Liabilities                                                         1,043                                    892
                                                                        ------------------                     ------------------

SHAREHOLDERS' EQUITY:
Common stock, including surplus (shares issued 168,774,672)                            312                                    285
Retained earnings                                                                    2,875                                  2,640
Treasury stock (shares held 1999, 41,312,760; 1998, 42,081,130)                       (695)                                  (706)
Accumulated other comprehensive income                                                  (3)                                     -
                                                                        ------------------                     ------------------
Total Shareholders' Equity                                                           2,489                                  2,219
                                                                        ------------------                     ------------------
                                                                        $            5,106                     $            4,572
                                                                        ==================                     ==================

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)


                                                                                                Three Months Ended
                                                                             ------------------------------------------------------
                                                                                   April 4                           March 29
                                                                                    1999                               1998
                                                                             ------------------                -------------------
NET SALES                                                                    $            1,377                $            1,154

OPERATING COSTS AND EXPENSES                                                              1,234                             1,030
                                                                             ------------------                ------------------

OPERATING EARNINGS                                                                          143                               124

Interest (expense) income, net                                                               (1)                                1
Other income (expense), net                                                                   9                                (1)
                                                                             ------------------                -------------------

EARNINGS BEFORE INCOME TAXES                                                                151                               124

(BENEFIT) / PROVISION FOR INCOME TAXES
   R&E Tax Credit                                                                          (165)                                -
   Provision                                                                                 51                                42
                                                                             ------------------                ------------------
                                                                                           (114)                               42
                                                                             -------------------               ------------------

NET EARNINGS                                                                 $              265                $               82
                                                                             ==================                ==================

NET EARNINGS PER SHARE:
   Basic                                                                     $             2.09                $             0.65
                                                                             ==================                ==================
   Diluted                                                                   $             2.07                $             0.65
                                                                             ==================                ==================

DIVIDENDS PER SHARE                                                          $             0.24                $             0.22
                                                                             ==================                ==================

SUPPLEMENTAL INFORMATION:
            General and administrative expenses included in
              operating costs and expenses                                   $               96                $               92
                                                                             ==================                ==================



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                              (Dollars in millions)

                                                                                            Three Months Ended
                                                                         --------------------------------------------------------
                                                                               April 4                             March 29
                                                                                1999                                 1998
                                                                         ------------------                   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                             $              265                   $               82
Adjustments to reconcile net earnings to net
            cash provided by continuing operations -
Depreciation, depletion and amortization                                                 33                                   31
Decrease (Increase) in -
            Marketable securities                                                        41                                   (6)
            Accounts receivable                                                           2                                   46
            Contracts in process                                                        (31)                                 (99)
Increase (Decrease) in -
            Accounts payable and other current liabilities                              (96)                                 (52)
            Current income taxes                                                       (121)                                  15
            Deferred income taxes                                                        (1)                                  12
Other, net                                                                              (21)                                 (10)
                                                                         --------------------                 -------------------
Net cash provided by continuing operations                                               71                                   19
Net cash used by discontinued operations                                                 (2)                                  (3)
                                                                         --------------------                 -------------------
Net Cash Provided by Operating Activities                                                69                                   16
                                                                         -------------------                  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                                                                   (20)                                  12
Purchases of available-for-sale securities                                               (6)                                 (88)
Sales/maturities of available-for-sale securities                                         7                                   41
Capital expenditures                                                                    (28)                                 (45)
Proceeds from sale of assets                                                             13                                    -
Other                                                                                     -                                   (1)
                                                                         --------------------                 -------------------
Net Cash Used by Investing Activities                                                   (34)                                 (81)
                                                                         --------------------                 -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Title XI Bonds                                                              (5)                                   -
Repayment of debt - finance operations                                                   (3)                                  (3)
Dividends paid                                                                          (28)                                 (26)
Purchase of common stock                                                                 (1)                                   -
Other                                                                                     8                                    2
                                                                         --------------------                 -------------------
Net Cash Used by Financing Activities                                                   (29)                                 (27)
                                                                         --------------------                 -------------------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                           6                                  (92)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                             127                                  336
                                                                         --------------------                 -------------------
CASH AND EQUIVALENTS AT END OF PERIOD                                    $              133                   $              244
                                                                         ====================                 ===================

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash payments for:
Income taxes                                                             $               10                   $                7
Interest (including finance operations)                                  $                6                   $                1

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement

                          GENERAL DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)

(A)         Basis of Preparation

            The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three month period ended April 4, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

            In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three-month periods ended April 4, 1999 and March 29, 1998.

(B)         Subsequent Event

            On May 17, 1999, the company entered into a definitive agreement to acquire Gulfstream Aerospace Corporation (Gulfstream), a designer, developer, manufacturer and marketer of advanced business jet aircraft. The transaction is structured as a merger under which the company will issue one share of common stock in exchange for each outstanding share of Gulfstream common stock. As a result of the acquisition, Gulfstream will become a wholly-owned subsidiary of the company. The acquisition will be accounted for as a pooling of interests. Consummation of the merger is subject to shareholder and regulatory approval and customary closing conditions.

(C)         Comprehensive Income

            Comprehensive income was $262 and $81 for the three-month periods ended April 4, 1999 and March 29, 1998, respectively.

(D)         Translation of Foreign Currencies

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

(E)         Acquisition

            On November 10, 1998, the company acquired control of NASSCO Holdings Incorporated (NASSCO) for $369 in cash plus the obligation to discharge $46 in debt. NASSCO's wholly owned subsidiaries include National Steel and Shipbuilding Company, which is in the business of ship design, engineering, construction and repair for the United States military and various commercial customers, and NASSCO Funding Corporation, a finance subsidiary. The transaction has been accounted for under the purchase method of accounting. Operating results of NASSCO are included with those of the company from the closing date. The excess of the purchase price over the estimated fair value of the net tangible assets acquired, approximately $250, has been recorded as goodwill. This allocation is based on preliminary estimates and will be finalized within one year from the date of acquisition.

(F)         Earnings Per Share

            Basic and diluted weighted average shares outstanding are as follows (in thousands):

                                               April 4           March 29
                                                 1999              1998
                                            ------------      --------------
Basic                                          127,008             125,933
Diluted                                        128,326             126,934

(G)         Intangible Assets

            Intangible assets resulting from the company's acquisitions consist of the following:

                                      April 4     December 31
                                        1999         1998
                                      --------    -----------
Contracts and programs acquired       $  411       $  416
Goodwill                               1,117        1,109
                                      ------       ------
                                      $1,528       $1,525
                                      ======       ======

            Intangible assets are shown net of accumulated amortization of $85 and $74 at April 4, 1999 and December 31, 1998, respectively. Intangible assets are amortized on a straight-line basis over periods ranging from 8 to 40 years.

(H)         Liabilities

            A summary of significant liabilities, by balance sheet caption, follows:

                                                                   April 4                          December 31
                                                                    1999                                1998
                                                              ------------------                 ------------------
Workers' compensation                                         $              486                 $              340
Retirement benefits                                                          230                                196
Salaries and wages                                                           105                                 84
Customer deposits                                                            127                                139
Other                                                                        353                                347
                                                              ------------------                 ------------------
            Other Current Liabilities                         $            1,301                 $            1,106
                                                              ==================                 ==================

Accrued costs on disposed businesses                          $              177                 $              177
Retirement benefits                                                          160                                183
Coal mining related liabilities                                               72                                 73
Other                                                                        393                                210
                                                              ------------------                 ------------------
            Other Liabilities                                 $              802                 $              643
                                                              ==================                 ==================

(I)         Income Taxes

            The company had a net deferred tax asset of $288 and $287 at April 4, 1999 and December 31, 1998, respectively, the current portion of which was $321 and $311, respectively, and was included in other current assets on the Consolidated Balance Sheet. No material valuation allowance was required for the company's net deferred tax assets at April 4, 1999 and December 31, 1998.

            On March 2, 1999, the company and the U.S. Internal Revenue Service settled refund claims for research and experimentation tax credits for the years 1981 through 1989 for approximately $270 (including after-tax interest). The company recognized a benefit of $165 (less amounts previously recorded in 1991 and 1992), or $1.29 per diluted share, as a result of this settlement. During the first quarter of 1999, the company recorded a receivable in the amount of $334, representing the cash refund related to this settlement (including before-tax interest). The receivable was included in other current assets on the Consolidated Balance Sheet at April 4, 1999, and was collected early in the second quarter of 1999.

            The IRS has completed its examination of the company's 1990 through 1993 consolidated federal income tax returns. Unresolved matters for these years have been protested to the IRS Appeals Division. A refund claim by the company for $78 (plus interest) for research and experimentation credits for the year 1990 will also be considered by the IRS Appeals Division. The IRS is currently examining the company's 1994 and 1995 consolidated federal income tax returns. Since the company has recorded liabilities for tax contingencies, resolution of these years is not expected to have a materially unfavorable impact on the company's results of operations or financial condition.

(J)         Commitments and Contingencies

            Litigation

            Claims made by and against the company regarding the development of the Navy's A-12 aircraft are discussed in Note K.

            On April 19, 1995, 101 then-current and former employees of General Dynamics' Convair Division in San Diego, California filed a six-count complaint in the Superior Court of California, County of San Diego, titled Argo, et al. v. General Dynamics, et al. In addition to General Dynamics, four of Convair's then-current or former managers were also named as defendants. The plaintiffs alleged that the company interfered with their right to join an earlier class action lawsuit by, among other things, concealing its plans to close the Convair Division. On May 1, 1997, a jury rendered a verdict of $101 against the company and one of the defendants in favor of 97 of the plaintiffs. The jury awarded the plaintiffs a total of $1.8 in actual damages and $99 in punitive damages. The company and one of the defendants have appealed the judgment to the Court of Appeals of the State of California, Fourth Appellate District, Division One. On appeal, the company is seeking to have the judgment overturned in its entirety or, alternatively, a substantial reduction in the jury's punitive damage award. The company believes it has substantial legal defenses, but in any case, it believes the punitive damage award is excessive as a matter of law. Management currently believes the ultimate outcome will not have a material impact on the company's results of operations or financial condition.

            On July 13, 1995, General Dynamics Corporation was named as a defendant in a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics Corporation, et al. The complaint also names two insurance brokers, Lloyd Thompson, Ltd. and Willis Caroon Corporation of Missouri, as defendants. The plaintiffs are members of certain Lloyds' of London syndicates and British insurance companies who sold the company excess loss insurance policies covering the company's self-insured workers' compensation program at Electric Boat for four policy years, from July 1, 1988 to June 30, 1992. The plaintiffs allege that when procuring the policies the company and its brokers made misrepresentations to the plaintiffs and failed to disclose facts which were material to the risk. The plaintiffs also allege that the company has been negligent in its administration of workers' compensation claims. The plaintiffs seek rescission of the policies, a declaratory judgment that the policies are void, and compensatory damages in an unspecified amount. General Dynamics has counterclaimed, alleging that the plaintiffs have breached their insurance contracts by failing to pay claims. General Dynamics seeks a declaratory judgment that the policies are valid, actual damages, and payment of a penalty under a Missouri statute for the plaintiffs' vexatious and unreasonable failure to pay claims. The company does not expect that this case will have a material impact on the company's results of operations or financial condition.

            On August 16, 1996, plaintiffs HE Holdings, Inc., and Hughes Missile Systems Company filed an action against General Dynamics Corporation in the Superior Court for the State of California for the County of Los Angeles. In June 1998, plaintiffs filed a sixth amended complaint in which plaintiffs were redesignated as HE Holdings, Inc., now known as Raytheon Company, and Hughes Missile Systems Company, now known as Raytheon Missile Systems Company ("plaintiffs"). On September 8, 1998, plaintiffs filed a seventh amended complaint which is now pending. The seventh amended complaint alleges breach of contract, tortious interference with contract, conversion, fraud, and breach of the implied covenant of good faith and fair dealing, all with respect to the Asset Purchase Agreement dated May 8, 1992, for the sale of the company's missile business, various related leases and other alleged agreements. The seventh amended complaint seeks approximately $25 in compensatory damages, as well as punitive damages and declaratory relief. The company does not expect that the lawsuit will have a material impact on the company's results of operations or financial condition.

            The company is either a named defendant or a third-party defendant in certain multi-plaintiff tort cases pending in Tucson, Arizona, captioned:
Cordova, et al. v. Hughes Aircraft Co., et al.; Lanier, et al. v. Hughes Aircraft Co., et al.; Yslava, et al. v. Hughes Aircraft Co.; and Arellano, et al. v. Hughes Aircraft Co. The first case was filed in Superior Court for Pima County, Arizona. The remaining cases are pending in federal court in Arizona. In all four cases the plaintiffs allege that they suffered personal injuries and/or property damage from chronic exposure to drinking water alleged to be contaminated with trace amounts of the industrial solvent trichloroethylene. The alleged source of the contamination was industrial facilities in and around the site now occupied by the Tucson International Airport (TIA) and U.S. Air Force Plant #44. In addition to the company, defendants are Hughes Aircraft Co. (now Raytheon), the Tucson Airport authority (TAA), the City of Tucson, (the City) and McDonnell Douglas Corp. (MDC). The company does not believe that these lawsuits will have a material impact on the company's results of operations or financial condition.

            In other litigation concerning the Tucson site, the company is a defendant in two cases brought in federal district court in Arizona by TAA and the City under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). Plaintiffs seek reimbursement of CERCLA response costs and a declaration of the company's alleged liability with respect to soil and groundwater contamination at portions of the Tucson site. On September 30, 1998, the U.S. Environmental Protection Agency (U.S.

EPA) issued a Special Notice Letter notifying the company that it was a potentially responsible party (PRP) with respect to contamination of soil and shallow groundwater on and near property currently occupied by the TIA. Other PRPs receiving a similar notice were the U.S. Air Force, TAA, MDC and the City. The company has reached an agreement to settle the litigation brought by TAA and the City and is awaiting U.S. Department of Justice approval to a consent decree negotiated with the U.S. EPA in response to the Special Notice Letter. The company does not believe that these lawsuits or the U.S. EPA's notice of potential liability will have a material impact on the company's results of operations or financial condition.

            The company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The company believes its liabilities in these proceedings, in the aggregate, are not material to the company's results of operations or financial condition.

            Environmental

            The company is directly or indirectly involved in certain Superfund sites in which the company, along with other major U.S. corporations, has been designated a PRP by the U.S. EPA or a state environmental agency with respect to past shipments of hazardous waste to sites now requiring environmental cleanup. Based on a site by site analysis of the estimated quantity of waste contributed by the company relative to the estimated total quantity of waste, the company believes its liability at any individual site is not material. The company is also involved in the investigation, cleanup and remediation of various conditions at sites it currently or formerly owned or operated.

            The company measures its environmental exposure based on enacted laws and existing regulations and on the technology expected to be approved to complete the remediation effort. The estimated cost to perform each of the elements of the remediation effort is based on when those elements are expected to be performed. Where a reasonable basis for apportionment exists with other PRPs, the company estimates only its allowable share of the joint and several remediation liability for a site, taking into consideration the solvency of other participating PRPs. Based on a site by site analysis, the company believes it has adequate accruals for any liability it may incur arising from sites currently or formerly owned or operated at which there is a known environmental condition, or Superfund sites at which the company is a PRP.

(K)         Termination of A-12 Program

            The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy's new carrier-based Advanced Tactical Aircraft. The Navy terminated the company's A-12 aircraft contract for default. Both the company and McDonnell Douglas, now owned by the Boeing Company, (the contractors) were parties to the contract with the Navy, each had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1,352 in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors' appeal of the termination for default, or a negotiated settlement.

            The contractors filed a complaint on June 7, 1991, in the U.S. Court of Federal Claims contesting the default termination. The suit, in effect, seeks to convert the termination for default to a termination for convenience of the U.S. government and seeks other legal relief. A trial on Count XVII of the complaint, which relates to the propriety of the process used in terminating the contract for default, was concluded in

October 1993. In December 1994, the court issued an order vacating the termination for default. On December 19, 1995, following further proceedings, the court issued an order converting the termination for default to a termination for convenience.

            On February 23, 1998, a final judgment was entered in favor of the contractors for $1,200 plus interest. The U.S. government filed an appeal in the U.S. Court of Appeals for the Federal Circuit. The U.S. government seeks reversal of the judgment and a remand to the trial court for a full trial on the merits. The appeal has been briefed and argued. Final resolution of the A-12 litigation will depend on the outcome of the appeal and further proceedings in the trial court, if any. The company has not recognized any claim revenue from the Navy.

            The company has fully reserved the contracts in process balance associated with the A-12 program and has accrued the company's estimated termination liabilities, and the liability associated with pursuing the litigation through the appeals process. In the unlikely event that the court's decision converting the termination to a termination for convenience is reversed on appeal and the contractors are ultimately found to be in default of the A-12 contract and are required to repay all unliquidated progress payments, additional losses of approximately $675, plus interest, may be recognized by the company. The company believes the possibility of this result is remote.

(L)         Business Segment Information

            The company's primary business is supplying sophisticated defense systems to the United States and its allies. Management has chosen to organize its business segments in accordance with several factors, including a combination of the nature of products and services offered, the nature of the production processes and the class of customer for the company's products. Operating segments are aggregated for reporting purposes consistent with these criteria. Management measures its segments' profit based primarily on operating earnings. As such, net interest and other income items have not been allocated to the company's segments. For a further description of the company's business segments, see Management's Discussion and Analysis of the Results of Operations and Financial Condition.
            Summary financial information for each of the company's segments follows:



Earnings Statement Data (for the three months ended):

                                                                                                              Sales to
                                Net Sales                          Operating Earnings                      U.S. Government
                                ---------                          ------------------                      ---------------
                       April 4            March 29            April 4              March 29          April 4            March 29
                         1999               1998                1999                 1998              1999               1998
                         ----               ----                ----                 ----              ----               ----
Marine Systems*        $   808            $   555               $  88               $   64           $   805            $   554
Combat Systems             290                335                  35                   43               280                314
Information Systems
   & Technology*           233                218                  20                   14               115                109
Other                       46                 46                   -                    3                 -                  -
                        ------             ------                ----                 ----            ------               ----

                        $1,377             $1,154                $143                 $124            $1,200               $977
                        ======             ======                ====                 ====            ======               ====



                                                                                            Depreciation, Depletion,
                                            Capital Expenditures                                And Amortization
                                            --------------------                                ----------------
                                        April 4              March 29                  April 4                  March 29
                                         1999                  1998                     1999                      1998
                                         ----                  ----                     ----                      ----
Marine Systems*                         $   17                 $   9                    $   11                   $   11
Combat Systems                               -                     3                         7                        5
Information Systems
   & Technology*                             2                     4                        10                       11
Other                                        9                    29                         5                        4
                                          ----                  ----                      ----                     ----

                                          $ 28                  $ 45                      $ 33                     $ 31
                                          ====                  ====                      ====                     ====

Balance Sheet Data:

                                                     Identifiable Assets
                                                     -------------------
                                                April 4             December 31
                                                  1999                  1998
                                                  ----                  ----
Marine Systems*                               $   1,501            $   1,255
Combat Systems                                      927                  923
Information Systems & Technology*                 1,221                1,261
Other                                               420                  406
Corporate**                                       1,037                  727
                                                  -----                  ---

                                                $ 5,106              $ 4,572
                                                =======              =======



*As of January 1, 1999, management moved its Defense Systems operating unit from the Marine Systems segment to the Information Systems and Technology segment. Data for prior periods has been restated to give recognition to the current composition of reportable segments.

**Corporate identifiable assets include cash and equivalents and marketable securities, R&E tax credit receivable (see Note I), deferred taxes, real estate held for development and prepaid pension cost.

                          GENERAL DYNAMICS CORPORATION

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  April 4, 1999

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

Business Segments

            The company operates in three primary business segments: Marine Systems, Combat Systems and Information Systems and Technology. The company also owns coal mining and aggregates operations in the Midwest, and a leasing operation for liquefied natural gas tankers, which are classified as Other. The following table sets forth the net sales and operating earnings by business segment for the three-month periods ended April 4, 1999, and March 29, 1998:

                                                       Three-Month Period Ended
                                            -----------------------------------------------
                                                April 4                    March 29                      Increase/
                                                 1999                        1998                       (Decrease)
                                            ----------------         ----------------------        ----------------------
     NET SALES:
     Marine Systems                         $     808                    $     555                    $          253
     Combat Systems                               290                          335                               (45)
     Information Systems and
           Technology                             233                          218                                15
     Other                                         46                           46                                 -
                                            ----------------         ---------------               ----------------------
                                            $   1,377                    $   1,154                   $           223
                                            ================         ===============               ======================


     OPERATING EARNINGS:
     Marine Systems                         $      88                    $      64                   $            24
     Combat Systems                                35                           43                                (8)
     Information Systems and
           Technology                              20                           14                                 6
     Other                                          -                            3                                (3)
                                            ----------------         ---------------               ----------------------
                                            $     143                    $     124                   $            19
                                            ================         ===============               ======================


Marine Systems

Results of Operations

            Net sales increased during the three-month period due primarily to the acquisition of NASSCO Holdings Incorporated (NASSCO), whose wholly owned subsidiaries include National Steel and Shipbuilding Company, on November 10, 1998. Operating earnings increased during the three-month period due primarily to the aforementioned acquisition and to an earnings rate increase on the Arleigh Burke class destroyer (DDG 51) program in the fourth quarter of 1998.

            As of January 1, 1999, in order to align the company's information technology resources, management moved its Defense Systems operating unit from the Marine Systems segment to the Information Systems and Technology segment. Data for the three-month period ended March 29, 1998, has been restated to give recognition to the current composition of reportable segments.

Combat Systems

Results of Operations

            Net sales and operating earnings decreased during the three-month period due primarily to the completion of production on the Single Channel Ground and Airborne Radio System for the U.S. Army and to the results of the company's ammunition production facility. Previously a consolidated subsidiary, the company's Milan Army Ammunition Plant is now part of an unconsolidated joint venture, American Ordnance LLC.

Information Systems and Technology

Results of Operations

            Net sales increased during the three-month period due primarily to increased volume for commercial undersea fiber-optic communications equipment. Operating earnings increased during the three month period as a result of higher margins obtained from cost reduction efforts employed during the first year of acquisition of the segment's businesses.

            In the first quarter of 1999, as previously mentioned, management transitioned the Defense Systems' business to the Information Systems and Technology segment from the Marine Systems segment. Data for the three-month period ended March 29, 1998, has been restated to give recognition to the current composition of reportable segments.


Backlog

            The following table details the backlog of each business segment as calculated at April 4, 1999, and December 31, 1998:

                                                    April 4     December 31
                                                      1999         1998
                                                    -------       -------
Marine Systems                                      $11,351       $11,565
Combat Systems                                        1,424         1,579
Information Systems and Technology                      925           892
Other                                                   545           562
                                                    -------       -------

                               Total Backlog        $14,245       $14,598
                                                    =======       =======
                               Funded Backlog       $ 8,039       $ 7,292
                                                    =======       =======

            Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. Total backlog also includes amounts for long-term coal contracts. As previously mentioned, data at December 31, 1998, has been restated to give recognition to the current composition of reportable segments.

Additional Financial Information

Provision for Income Taxes

            During the first quarter of 1999, the company and the U.S. Internal Revenue Service settled refund claims for research and experimentation tax credits for the years 1981 through 1989 for approximately $270 (including after-tax interest). The company recognized a benefit of $165 (less amounts previously recorded in 1991 and 1992), or $1.29 per diluted share, as a result of this settlement. In April 1999, the company received the cash refund from the IRS related to the first quarter settlement totaling $334 (including before-tax interest). Tax on the interest totaling approximately $65 will be paid during 1999 with the company's regular quarterly tax payments. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note I to the Consolidated Financial Statements.

Environmental Matters and Other Contingencies

            For a discussion of environmental matters and other contingencies, see Notes J and K to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not expected to be material to the company's results of operations or financial condition.

Year 2000

            The company has developed an internal Year 2000 compliance program (Y2K Project), which is focusing on three major areas of assessment, project planning and remediation with respect to Year 2000 issues (the inability of date-sensitive software and equipment to properly recognize dates beyond 1999):
(1) information technology systems; (2) deliverable software (alone or as a component of another product); and (3) facilities and embedded processors. The company is working with its full-time information technology systems partner on the project. The assessment and project planning phase of the Y2K Project is complete. The company expects the remediation phase to be substantially complete by the end of the second quarter of 1999. Validation testing occurs as systems are remediated and is expected to be finished in the third quarter of 1999. The company generally develops its deliverable software to conform with customer specifications. The company is completing its review of customer contracts and specifications to determine whether any Year 2000 issues exist. Remediation efforts have been undertaken where requested, required and/or funded by the customer. Management believes the company will complete the Y2K Project on schedule and that the costs to implement will not materially impact results of operations or financial condition, as most of these costs are expected to be allowable under the company's U.S. government contracts. The company believes its total Y2K Project costs will not exceed $40.

            The company has made inquiries of substantially all third parties with whom it has material business relationships to determine if they have Year 2000 issues. To date, the company has not been made aware of any Year 2000 issues with respect to these third parties that would be expected to materially and adversely affect the company. There can be no assurance, however, that these third parties have been or will be successful in identifying or addressing their Year 2000 issues.

            The implementation schedule, projected costs and beliefs regarding the company's Year 2000 issues detailed above are based on management's best estimates utilizing assumptions as to future events. There can be no assurance that these expectations will be realized. Based on the status of the Y2K Project and third-party surveys, however, the company does not believe there are any material risks to the company related to Year 2000 issues. The company believes its worst case Year 2000 scenario, if realized, would involve a brief slowdown or cessation of production at one or more business units which would not be expected to have a material adverse effect on financial condition or results of operations. The company engages in project reviews and internal audit activities designed to ensure Year 2000 readiness. The company has begun, and expects to complete during the third quarter of 1999, contingency planning with respect to Year 2000 issues.

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

            Effective January 1, 1999, the company adopted the provisions of Statement of Position (SOP) 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." SOP 97-3 provides guidance to aid in the determination of when liabilities should be recognized for guaranty-fund and other insurance-related assessments, as well as requirements for the measurement of the liability and related recoverable asset. As these costs are recoverable under the company's contracts and existing backlog, the adoption of the SOP did not have a material impact on the company's results of operations or financial condition.

Financial Condition

Operating Activities

            Cash flows from continuing operations increased this year over last year due primarily to the liquidation of marketable securities classified as trading in accordance with SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities."

            The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

Investing Activities

            On May 17, 1999, the company entered into a definitive agreement to acquire Gulfstream Aerospace Corporation (Gulfstream), a designer, developer, manufacturer and marketer of advanced business jet aircraft. The transaction is structured as a merger under which the company will issue one share of common stock in exchange for each outstanding share of Gulfstream common stock. As a result of the acquisition, Gulfstream will become a wholly-owned subsidiary of the company. The acquisition will be accounted for as a pooling of interests. Consummation of the merger is subject to shareholder and regulatory approval and customary closing conditions.

            On April 14, 1999, the Department of Defense issued a statement that it would not support the proposal of General Dynamics to acquire Newport News Shipbuilding Inc. (Newport News). Thereafter, the company withdrew its February 10, 1999, offer to acquire the outstanding shares of Newport News.

            On May 3, 1999, the company paid from available funds the remaining fixed purchase consideration of $51 in cash for three individual stockholders' share of NASSCO common stock.

            The company began construction on its facility modernization project at its Bath Iron Works' shipyard in late 1998. The company anticipates investing a total of approximately $200 through the year 2000, with approximately $120 expected to be expended during 1999.

Financing Activities

            On March 3, 1999, the company's board of directors declared an increased regular quarterly dividend of $.24 per share.

            The company has the capacity for long-term borrowings and currently has available a committed, $1 billion line of credit expiring in May 2002 and an available committed, $400 line of credit expiring in December 2002. These credit facilities contain minimum net worth requirements.


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


            There were no material changes with respect to this item from the disclosure included in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                     PART II

                          GENERAL DYNAMICS CORPORATION

                                OTHER INFORMATION

                                  April 4, 1999

Item 1.      Legal Proceedings

            Reference is made to Note J, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for statements relevant to activities in the quarter covering certain litigation to which the company is a party.


Item 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits

             Exhibit 10-40  Agreement and Plan of Merger dated May 16, 1999 between General Dynamics Corporation, Tara
                             Acquisition Corporation and Gulfstream Aerospace Corporation

             Exhibit 10-41  Voting Agreement dated May 16, 1999 between General
                             Dynamics Corporation and certain stockholders of Gulfstream Aerospace Corporation

             Exhibit 27  Financial Data Schedule

             Exhibit 99  Press Release dated May 17, 1999, "General Dynamics to
                          Acquire Gulfstream in $5.3 billion Stock Deal"

(b)          Reports on Form 8-K

             On March 5, 1999, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that on March 2, 1999, the company was notified that the Joint Committee on Taxation approved the settlement of the company's tax refund claims for research and experimentation tax credits for 1987 through 1989. Included in the filing was a copy of the company's press release of same subject dated March 2, 1999.

                                    SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GENERAL DYNAMICS CORPORATION


                         by   /s/John W. Schwartz
                              -----------------------------------------
                              John W. Schwartz
                              Vice President and Controller
                              (Authorized Officer and Chief Accounting Officer)

Dated:  May 18, 1999