Form 10-Q
period 1999-07-04
GENERAL DYNAMICS CORP
filed 1999-08-12
CIK 40533

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

                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1999

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
REQUIREMENTS FOR THE PAST 90 DAYS. YES X  NO   .
                                      ---   ---

       INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

       COMMON STOCK, $1 PAR VALUE - JULY 29, 1999             127,613,202
                                                          ---------------------
================================================================================

                          GENERAL DYNAMICS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----
Item 1 -  Consolidated Financial Statements

          Consolidated Balance Sheet                                           2

          Consolidated Statement of Earnings (Three Months)                    3

          Consolidated Statement of Earnings (Six Months)                      4

          Consolidated Statement of Cash Flows                                 5

          Notes to Unaudited Consolidated Financial Statements                 6

Item 2 -  Management's Discussion and Analysis                                15

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk          21

PART II - OTHER INFORMATION
---------------------------
Item 1 -  Legal Proceedings                                                   22

Item 4 -  Submission of Matters to a Vote of Security Holders                 22

Item 6 -  Exhibits and Reports on Form 8-K                                    24

SIGNATURE                                                                     25
---------

                                     PART I
                          ITEM 1. FINANCIAL STATEMENTS
                          GENERAL DYNAMICS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                   (UNAUDITED)
                              (Dollars in millions)

                                                                        July 4               December 31
                                                                         1999                   1998
                                                                      ----------             -----------
ASSETS
------

CURRENT ASSETS:
Cash and equivalents                                                  $      260             $       127
Marketable securities                                                        133                      93
                                                                      ----------             -----------
                                                                             393                     220
Accounts receivable                                                          312                     316
Contracts in process                                                       1,168                     952
Other current assets                                                         387                     385
                                                                      ----------             -----------
Total Current Assets                                                       2,260                   1,873
                                                                      ----------             -----------

NONCURRENT ASSETS:
Leases receivable - finance operations                                       175                     181
Real estate held for development                                              63                      65
Property, plant and equipment, net                                           731                     698
Intangible assets                                                          1,527                   1,525
Other assets                                                                 235                     230
                                                                      ----------             -----------
Total Noncurrent Assets                                                    2,731                   2,699
                                                                      ----------             -----------
                                                                      $    4,991             $     4,572
                                                                      ==========             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Current portion of long-term debt                                     $        -             $         2
Short-term debt - finance operations                                          18                      58
Accounts payable                                                             189                     295
Other current liabilities                                                  1,173                   1,106
                                                                      ----------             -----------
Total Current Liabilities                                                  1,380                   1,461
                                                                      ----------             -----------

NONCURRENT LIABILITIES:
Long-term debt                                                               169                     167
Long-term debt - finance operations                                           73                      82
Other liabilities                                                            794                     643
Commitments and contingencies (See Note J)                            ----------             -----------
Total Noncurrent Liabilities                                               1,036                     892
                                                                      ----------             -----------


SHAREHOLDERS' EQUITY:
Common stock, including surplus (shares issued 168,774,672)                  322                     285
Retained earnings                                                          2,950                   2,640
Treasury stock (shares held 1999, 41,168,947; 1998, 42,081,130)             (694)                   (706)
Accumulated other comprehensive loss                                          (3)                      -
                                                                      ----------             -----------
Total Shareholders' Equity                                                 2,575                   2,219
                                                                      ----------             -----------
                                                                      $    4,991             $     4,572
                                                                      ==========             ===========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)


                                                                         Three Months Ended
                                                                  -------------------------------
                                                                     July 4             June 28
                                                                      1999                1998
                                                                  -----------         -----------

NET SALES                                                         $     1,379         $     1,178

OPERATING COSTS AND EXPENSES                                            1,216               1,043
                                                                  -----------         -----------

OPERATING EARNINGS                                                        163                 135

Interest income, net                                                        1                   -
Other (expense) income, net                                                (4)                  4
                                                                  ------------        -----------

EARNINGS BEFORE INCOME TAXES                                              160                 139

Provision for income taxes                                                 55                  47
                                                                  -----------         -----------

NET EARNINGS                                                      $       105         $        92
                                                                  ===========         ===========

NET EARNINGS PER SHARE:
   Basic                                                          $      0.82         $      0.73
                                                                  ===========         ===========
   Diluted                                                        $      0.81         $      0.72
                                                                  ===========         ===========

DIVIDENDS PER SHARE                                               $      0.24         $      0.22
                                                                  ===========         ===========

SUPPLEMENTAL INFORMATION:
            General and administrative expenses included in
               operating costs and expenses                       $       104         $        90
                                                                  ===========         ===========


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)


                                                                         Six Months Ended
                                                                  -----------------------------
                                                                    July 4            June 28
                                                                     1999               1998
                                                                  -----------       -----------

NET SALES                                                         $     2,756        $    2,332

OPERATING COSTS AND EXPENSES                                            2,450             2,073
                                                                  -----------        ----------

OPERATING EARNINGS                                                        306               259

Interest income, net                                                        -                 1
Other income, net                                                           5                 3
                                                                  -----------        ----------

EARNINGS BEFORE INCOME TAXES                                              311               263

(BENEFIT)/PROVISION FOR INCOME TAXES
   R&E Tax Credit                                                        (165)                -
   Provision                                                              106                89
                                                                  -----------        ----------
                                                                          (59)               89
                                                                  -----------        ----------

NET EARNINGS                                                      $       370        $      174
                                                                  ===========        ==========

NET EARNINGS PER SHARE:
   Basic                                                          $      2.91        $     1.38
                                                                  ===========        ==========
   Diluted                                                        $      2.87        $     1.37
                                                                  ===========        ==========

DIVIDENDS PER SHARE                                               $      0.48        $     0.44
                                                                  ===========        ==========

SUPPLEMENTAL INFORMATION:
            General and administrative expenses included in
              operating costs and expenses                        $       200        $      182
                                                                  ===========        ==========

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (UNAUDITED)
                              (Dollars in millions)

                                                                                                         Six Months Ended
                                                                                                ----------------------------------
                                                                                                  July 4                 June 28
                                                                                                   1999                   1998
                                                                                                -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                                    $     370             $      174
Adjustments to reconcile net earnings to net
            cash provided by continuing operations -
Depreciation, depletion and amortization                                                               72                     61
Decrease (Increase) in -
            Marketable securities                                                                     (88)                   (31)
            Accounts receivable                                                                         4                      3
            Contracts in process                                                                      (16)                  (115)
            Other current assets                                                                      (20)                     2
Increase (Decrease) in -
            Accounts payable and other current liabilities                                           (177)                   (53)
            Current income taxes                                                                      183                     (3)
            Deferred income taxes                                                                      29                     31
Other, net                                                                                            (43)                   (12)
                                                                                                ----------            -----------
Net cash provided by continuing operations                                                            314                     57
Net cash used by discontinued operations                                                               (3)                    (4)
                                                                                                ----------            -----------
Net Cash Provided by Operating Activities                                                             311                     53
                                                                                                ----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                                                                                 (71)                    12
Purchases of available-for-sale securities                                                            (24)                  (132)
Sales/maturities of available-for-sale securities                                                      73                     85
Capital expenditures                                                                                  (69)                   (65)
Proceeds from sale of assets                                                                           13                     15
Other                                                                                                   -                     (3)
                                                                                                ----------            -----------
Net Cash Used by Investing Activities                                                                 (78)                   (88)
                                                                                                ----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt, net                                                                                (5)                  (109)
Repayments of debt - finance operations                                                               (49)                    (9)
Dividends paid                                                                                        (58)                   (53)
Purchase of common stock                                                                               (1)                     -
Other                                                                                                  13                      8
                                                                                                ----------            -----------
Net Cash Used by Financing Activities                                                                (100)                  (163)
                                                                                                ----------            -----------

NET INCREASE/(DECREASE) IN CASH AND EQUIVALENTS                                                       133                   (198)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                           127                    336
                                                                                                ----------            -----------
CASH AND EQUIVALENTS AT END OF PERIOD                                                           $     260             $      138
                                                                                                ==========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash payments for:

Income taxes                                                                                    $      82            $        49
Interest (including finance operations)                                                         $      10            $        11

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)

(A)    Basis of Preparation

       The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three- and six-month periods ended July 4, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1998.

       In the opinion of the company, the unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results for the three- and six-month periods ended July 4, 1999 and June 28, 1998.

(B)    Subsequent Events

       Stockholder Approvals

       On July 30, 1999, the company's stockholders approved (1) an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million shares to 300 million shares, and (2) the issuance by the company of its common stock to stockholders of Gulfstream Aerospace Corporation (Gulfstream) in connection with the acquisition discussed below.

       Gulfstream Acquisition

       On July 30, 1999, the company acquired Gulfstream through a merger of a subsidiary of the company into Gulfstream. As a result, the holders of Gulfstream common stock became entitled to receive one share of the company's common stock for each Gulfstream share. The common stock of Gulfstream was traded on the New York Stock Exchange through the close of business on July 30, 1999, at which time there were 72,165,645 shares of Gulfstream common stock outstanding. An additional 4.1 million shares have been reserved for issuance upon the exercise of stock options which, prior to the acquisition, had been options to purchase Gulfstream common stock. Gulfstream is a leading designer, developer, manufacturer and marketer of advanced business jet aircraft. The acquisition will be accounted for as a pooling of interests.

       Also on July 30, 1999, the company repaid from its available funds approximately $270 of Gulfstream's debt instruments. In connection therewith, the company will record in the third quarter of 1999 a one-time non-cash charge of approximately $7 for the unamortized debt costs associated with these instruments. The company will also record in the third quarter a charge to earnings of approximately $33 for direct acquisition transaction costs, consisting of investment banking, legal, bank fees, accounting, printing and regulatory filing fees.

       In connection with the acquisition, General Dynamics will merge the two company's commercial pension plans. As a result of the merger of these plans, the company expects to recognize previously deferred gains on General Dynamics commercial pension plan, amounting to approximately $125 (before tax), in income in the third quarter of 1999.

       The following unaudited pro forma data summarizes the combined operating results of the company and Gulfstream as if the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma combined information has been included for illustrative purposes only and is not necessarily indicative of the actual or future results of operations that would have occurred or will occur upon consummation of the acquisition.


                                     Three months ended July 4, 1999                     Six months ended July 4, 1999
                                     -------------------------------                     -----------------------------

                                   General                       Pro Forma          General                           Pro Forma
                                   Dynamics        Gulfstream     Combined          Dynamics          Gulfstream       Combined
                              ----------------     ----------     --------      ----------------      ----------       --------

Net sales                           $1,379             $708         $2,087            $2,756            $1,333           $4,089
Net earnings                           105               70            175               370               128              498
Earnings per share:
     Basic                            0.82             0.97           0.88             2.91*              1.78             2.50
     Diluted                          0.81             0.95           0.86             2.87*              1.74             2.46
Weighted average shares
 (in thousands):
     Basic                         127,554           71,645        199,199           127,281            72,048          199,329
     Diluted                       129,159           73,157        202,316           128,738            73,536          202,274

*Includes impact of R&E tax credit discussed in Note I.

(C)    Comprehensive Income

       Comprehensive income was $102 and $92 for the three-month period and $367 and $173 for the six-month period ended July 4, 1999 and June 28, 1998, respectively.

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

(E)    Acquisitions

       On June 21, 1999, the company entered into a definitive agreement to acquire GTE Government Systems Corporation, a subsidiary of GTE Corporation, for $1.05 billion in cash. GTE Government Systems Corporation is a leader in the advancement of command, control, communications and intelligence systems; electronic defense systems; communication switching; and information systems for defense, government and industry in the United States and abroad. The acquisition will be accounted for under the purchase method of accounting and is expected to close at the end of August 1999.

       On November 10, 1998, the company acquired control of NASSCO Holdings Incorporated (NASSCO) for $369 in cash plus the obligation to discharge $46 in debt. NASSCO's wholly owned subsidiaries include National Steel and Shipbuilding Company, which is in the business of ship design, engineering, construction and repair for the United States military and various commercial customers, and NASSCO Funding Corporation, a finance subsidiary. The transaction has been accounted for under the purchase method of accounting. Operating results of NASSCO are included with those of the company from the closing date. The excess of the purchase price over the estimated fair value of the net tangible assets acquired, approximately $270, has been allocated to goodwill and contracts and programs acquired. This allocation is based on preliminary estimates and will be finalized within one year from the date of acquisition.

(F)    Earnings Per Share

       Basic and diluted weighted average shares outstanding are as follows (in thousands):

                  Three months ended                 Six months ended
                  ------------------                 ----------------
               July 4          June 28            July 4         June 28
                1999            1998               1999           1998
                ----            ----               ----           ----

Basic          127,554         126,406            127,281        126,169
Diluted        129,159         127,531            128,738        127,275

       The sum of the earnings per share for the first two quarters of 1999 differs from the earnings per share for the six months ended July 4, 1999, due to the required method of computing the weighted average number of shares independently for the three- and six-month periods.

(G)    Intangible Assets

       Intangible assets resulting from the company's acquisitions consist of the following:

                                               July 4                December 31
                                                1999                     1998
                                           --------------           --------------
Goodwill                                   $        1,058           $        1,109
Contracts and programs acquired                       469                      416
                                           --------------           --------------
                                           $        1,527           $        1,525
                                           ==============           ==============

       Intangible assets are shown net of accumulated amortization of $99 and $74 at July 4, 1999 and December 31, 1998, respectively. Goodwill is amortized on a straight-line basis over 40 years. Contracts and programs acquired are amortized on a straight-line basis over periods ranging from 8 to 30 years.

(H)    Liabilities

       A summary of significant liabilities, by balance sheet caption, follows:

                                                     July 4         December 31
                                                      1999             1998
                                                   -----------      -----------
     Workers' compensation                         $       480      $       340
     Retirement benefits                                   214              196
     Salaries and wages                                     86               84
     Customer deposits                                     116              139
     Other                                                 277              347
                                                   -----------      -----------
     Other Current Liabilities                     $     1,173      $     1,106
                                                   ===========      ===========

     Accrued costs on disposed businesses          $       171      $       177
     Retirement benefits                                   161              183
     Coal mining related liabilities                        68               73
     Other                                                 394              210
                                                   -----------      -----------
     Other Liabilities                             $       794      $       643
                                                   ===========      ===========

(I)    Income Taxes

       The company had a net deferred tax asset of $276 and $287 at July 4, 1999 and December 31, 1998, respectively, the current portion of which was $311 for both periods, and was included in other current assets on the Consolidated Balance Sheet. Based on the level of projected earnings and current backlog, no material valuation allowance was required for the company's net deferred tax assets at July 4, 1999 and December 31, 1998.

       During the first quarter of 1999, the company and the U.S. Internal Revenue Service settled refund claims for research and experimentation tax credits for the years 1981 through 1989 for approximately $334 (including before-tax interest). The company recognized a benefit during the first quarter of $165 (net of amounts previously recorded in 1991 and 1992), or $1.29 per diluted share, as a result of this settlement. In April 1999, the company received the $334 cash refund from the IRS related to this settlement.

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

       The company has recorded liabilities for tax contingencies, therefore, resolution of open matters for these years is not expected to have a materially unfavorable impact on the company's results of operations or financial condition.

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

       On July 13, 1995, General Dynamics Corporation was named as a defendant in a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics Corporation, et al. The complaint also names two insurance brokers, Lloyd Thompson, Ltd. and Willis Corroon Corporation of Missouri, as defendants. The plaintiffs are members of certain Lloyds' of London syndicates and British insurance companies who sold the company excess loss insurance policies covering the company's self-insured workers' compensation program at Electric Boat for four policy years, from July 1, 1988 to June 30, 1992. The plaintiffs allege that when procuring the policies the company and its brokers made misrepresentations to the plaintiffs and failed to disclose facts which were material to the risk. The plaintiffs also allege that the company has been negligent in its administration of workers' compensation claims. The plaintiffs seek rescission of the policies, a declaratory judgment that the policies are void, and compensatory damages in an unspecified amount. General Dynamics has counterclaimed, alleging that the plaintiffs have breached their insurance contracts by failing to pay claims. General Dynamics seeks a declaratory judgment that the policies are valid, actual damages, and payment of a penalty under a Missouri statute for the plaintiffs' vexatious and unreasonable failure to pay claims. The company does not expect that this case will have a material impact on the company's results of operations or financial condition.

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

       The company is either a named defendant or a third-party defendant in certain multi-plaintiff tort cases pending in state or federal court in Arizona, captioned: Cordova, et al. v. Hughes Aircraft Co.; Lanier, et al. v. Hughes Aircraft Co., et al.; Yslava, et al. v. Hughes Aircraft Co.; and Arellano, et al. v. Hughes Aircraft Co. In these cases the plaintiffs allege that they suffered personal injuries and/or property damage from chronic exposure to drinking water alleged to be contaminated with trace amounts of the industrial solvent trichloroethylene. The alleged source of the contamination was industrial facilities in and around the site now occupied by the Tucson International Airport (TIA) and U.S. Air Force Plant #44. In addition to the company, defendants are Hughes Aircraft Co. (now Raytheon), the Tucson Airport authority (TAA), the City of Tucson, (the City) and McDonnell Douglas Corp.
(MDC). In Cordova, the company negotiated a settlement with all but four defendants, who have appealed the summary judgement entered against them. The company has reached an agreement to settle all the remaining cases and is negotiating the final terms of the settlement agreements. Court approval is required for the settlement of these cases. The company does not believe that these lawsuits will have a material impact on the company's results of operations or financial condition.

       In other litigation concerning the Tucson site, the company is a defendant in two cases brought in federal district court in Arizona by TAA and the City under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). Plaintiffs seek reimbursement of CERCLA response costs and a declaration of the company's alleged liability with respect to soil and groundwater contamination at portions of the Tucson site. On September 30, 1998, the U.S. Environmental Protection Agency (U.S. EPA) issued a Special Notice Letter notifying the company that it was a potentially responsible party (PRP) with respect to contamination of soil and shallow groundwater on and near property currently occupied by the TIA. Other PRPs receiving a similar notice were the U.S. Air Force, TAA, MDC and the City. The company has reached an agreement to settle the litigation brought by TAA and the City and is awaiting court approval of a consent decree negotiated with the U.S. EPA in response to the Special Notice Letter. The company does not believe that these lawsuits or the pending consent decree will have a material impact on the company's results of operations or financial condition.

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

(K)    Termination of A-12 Program

       The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy's new carrier-based Advanced Tactical Aircraft. The Navy terminated the company's A-12 aircraft contract for default. Both the company and McDonnell Douglas, now owned by the Boeing Company, (the contractors) were parties to the contract with the Navy, each had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1,352 in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors' challenge to the termination for default, or a negotiated settlement.

       The contractors filed a complaint on June 7, 1991, in the U.S. Court of Federal Claims contesting the default termination. The suit, in effect, seeks to convert the termination for default to a termination for convenience of the U.S. government and seeks other legal relief. A trial on Count XVII of the complaint, which relates to the propriety of the process used in terminating the contract for default, was concluded in October 1993. In December 1994, the court issued an order vacating the termination for default. On December 19, 1995, following further proceedings, the court issued an order converting the termination for default to a termination for convenience. On March 31, 1998, a final judgment was entered in favor of the contractors for $1,200 plus interest.

       The U.S. government filed an appeal from the trial court's ruling in the U.S. Court of Appeals for the Federal Circuit. On July 1, 1999, the Court of Appeals found that the trial court erred in converting the termination for default to a termination for convenience without first determining whether a default existed. The Court of Appeals remanded the case for determination of whether the government's default termination was justified. The Court of Appeals stated that it was expressing no view on that issue, and it left the parties the opportunity to fully litigate that issue on remand.

       The company continues to believe that the government's default termination was improper, both as to process (the basis relied upon by the trial court) and because the contractors were not in default. The company continues to believe that at a full trial it will be able to demonstrate that the default termination was not justified and that the termination for default will be converted to a termination for convenience. If the company is successful in such a new trial, it could result in the same, a lesser or a greater award to the contractors.

       The company has fully reserved the contracts in process balance associated with the A-12 program and has accrued the company's estimated termination liabilities and the liability associated with pursuing the litigation through the appeals process and remand proceedings. In the event that the contractors are ultimately found to have been in default under the A-12 contract and are required to repay all unliquidated progress payments, additional losses of approximately $675, plus interest, may be recognized by the company. The company believes the possibility of this result is remote.

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

       Summary financial information for each of the company's segments follows:

                                       Three Months Ended
                                       ------------------
                             Net Sales             Operating Earnings
                             ---------             ------------------
                         July 4    June 28         July 4     June 28
                          1999       1998           1999        1998
                          ----       ----           ----        ----
Marine Systems*            $764       $586          $  88      $   68
Combat Systems              306        298             34          38
Information Systems
  & Technology*             243        228             24          16
Other                        66         66             17          13
                             --         --             --          --

                         $1,379     $1,178           $163        $135
                         ======     ======           ====        ====


                                         Six Months Ended
                                         ----------------
                               Net Sales            Operating Earnings
                               ---------            ------------------
                          July 4     June 28        July 4     June 28
                           1999        1998          1999        1998
                           ----        ----          ----        ----
Marine Systems*           $1,572      $1,141        $  176     $   132
Combat Systems               596         633            69          81
Information Systems
  & Technology*              476         446            44          30
Other                        112         112            17          16
                             ---         ---            --          --

                          $2,756      $2,332          $306        $259
                          ======      ======          ====        ====

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

                                  July 4, 1999

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

Business Segments

       For the first half of 1999, the company operated in three primary business segments: Marine Systems, Combat Systems and Information Systems and Technology. The company will add a fourth primary business segment, Aerospace, as a result of the acquisition of Gulfstream Aerospace Corporation (Gulfstream) discussed under "Investing Activities". The company also owns coal mining and aggregates operations in the Midwest, and a leasing operation for liquefied natural gas tankers, which are classified as Other. The following table sets forth the net sales and operating earnings by business segment for the three- and six-month periods ended July 4, 1999, and June 28, 1998:

-------------------------------------------------------------------------------------------------------------------
                                  Three-Month Period Ended                      Six-Month Period Ended
-------------------------------------------------------------------------------------------------------------------
                                  July 4      June 28    Increase/           July 4        June 28       Increase/
                                   1999        1998      (Decrease)           1999           1998        (Decrease)
-------------------------------------------------------------------------------------------------------------------
NET SALES:
-------------------------------------------------------------------------------------------------------------------
Marine Systems                    $  764      $  586       $    178           $1,572         $1,141        $   431
Combat Systems                       306         298              8              596            633            (37)
Information Systems and
   Technology                        243         228             15              476            446             30
Other                                 66          66              -              112            112              -
-------------------------------------------------------------------------------------------------------------------
                                  $1,379      $1,178       $    201           $2,756         $2,332        $   424
-------------------------------------------------------------------------------------------------------------------

OPERATING EARNINGS:
-------------------------------------------------------------------------------------------------------------------
Marine Systems                    $   88      $   68       $     20           $  176         $  132        $    44
Combat Systems                        34          38             (4)              69             81            (12)
Information Systems and
   Technology                         24          16              8               44             30             14
Other                                 17          13              4               17             16              1
-------------------------------------------------------------------------------------------------------------------
                                  $  163      $  135       $     28           $  306         $  259        $    47
-------------------------------------------------------------------------------------------------------------------

Marine Systems

Results of Operations

       Net sales increased during the three- and six-month periods due primarily to the acquisition of NASSCO Holdings Incorporated (NASSCO), whose wholly owned subsidiaries include National Steel and Shipbuilding Company, on November 10, 1998, as well as increased activity on the Virginia-class submarine and DD 21 program. Operating earnings increased during the three- and six-month periods due primarily to the aforementioned acquisition and to an earnings rate increase on the Arleigh Burke class destroyer (DDG 51) program in the fourth quarter of 1998.

       As of January 1, 1999, in order to align the company's information technology resources, management moved its Defense Systems operating unit from the Marine Systems segment to the Information Systems and Technology segment. Data for the three- and six-month periods ended June 28, 1998, has been restated to give recognition to the current composition of reportable segments.

Combat Systems

Results of Operations

       Net sales increased and operating earnings decreased slightly during the three-month period due to the contrast in maturity of programs year over year. Net sales and operating earnings decreased during the six-month period due primarily to the completion of production on the Single Channel Ground and Airborne Radio System for the U.S. Army and to the treatment of the results of the company's ammunition production facility. Previously a consolidated subsidiary, the company's Milan Army Ammunition Plant is now part of an unconsolidated joint venture, American Ordnance LLC.

Information Systems and Technology

Results of Operations

       Net sales increased during the three- and six-month periods due primarily to increased volume for commercial undersea fiber-optic communications equipment. Operating earnings increased during the three- and six-month periods due primarily to the aforementioned increase in volume, as well as a result of higher margins obtained from cost reduction efforts employed during the first year of acquisition of the segment's businesses.

       In the first quarter of 1999, as previously mentioned, management transitioned the Defense Systems' business to the Information Systems and Technology segment from the Marine Systems segment. Data for the three- and six-month periods ended June 28, 1998, has been restated to give recognition to the current composition of reportable segments.

Backlog

       The following table details the backlog of each business segment as calculated at July 4, 1999, and December 31, 1998:

                                                    July 4           December 31
                                                     1999               1998
                                                --------------      -------------
Marine Systems                                   $     11,190        $    11,565
Combat Systems                                          1,465              1,579
Information Systems and Technology                        915                892
Other                                                     528                562
                                                --------------      -------------

                Total Backlog                    $     14,098        $    14,598
                                                ==============      =============
                Funded Backlog                   $      7,559        $     7,292
                                                ==============      =============


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

Additional Financial Information

Provision for Income Taxes

       During the first quarter of 1999, the company and the U.S. Internal Revenue Service settled refund claims for research and experimentation tax credits for the years 1981 through 1989 for approximately $334 (including before-tax interest). The company recognized a benefit during the first quarter of $165 (net of amounts previously recorded in 1991 and 1992), or $1.29 per diluted share, as a result of this settlement. In April 1999, the company received the $334 cash refund from the IRS related to this settlement. Tax on the interest totaling approximately $65 will be paid during 1999 with the company's regular quarterly tax payments. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see
Note I to the Consolidated Financial Statements.

Environmental Matters and Other Contingencies

       For a discussion of environmental matters and other contingencies, see Notes J and K to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not expected to be material to the company's results of operations or financial condition.

Year 2000

       The company has developed an internal Year 2000 compliance program (Y2K Project), which is focusing on three major areas of assessment, project planning and remediation with respect to Year 2000 issues (the inability of date-sensitive software and equipment to properly recognize dates beyond 1999):
(1) information technology systems; (2) deliverable software (alone or as a component of another product); and (3) facilities and embedded processors. The company is working with its full-time information technology systems partner on the project. The assessment, project planning and remediation phases of the Y2K Project are substantially complete. Validation testing occurs as systems are remediated and is expected to be finished in the third quarter of 1999. The company generally develops its deliverable software to conform with customer specifications. The company has completed the review of most of its customer contracts and specifications to determine whether any Year 2000 issues exist. Remediation efforts have been undertaken where requested, required and/or funded by the customer. Management believes the company will complete the Y2K Project on schedule and that the costs to implement will not materially impact results of operations or financial condition, as most of these costs are expected to be allowable under the company's U.S. government contracts. The company believes its total Y2K Project costs will not exceed $40.

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

       The implementation schedule, projected costs and beliefs regarding the company's Year 2000 issues detailed above are based on management's best estimates utilizing assumptions as to future events. There can be no assurance that these expectations will be realized. Based on the status of the Y2K Project and third-party surveys, however, the company does not believe there are any material risks to the company related to Year 2000 issues. The company believes its worst case Year 2000 scenario, if realized, would involve a brief slowdown or cessation of production at one or more business units which would not be expected to have a material adverse effect on financial condition or results of operations. The company engages in project reviews and internal audit activities designed to ensure Year 2000 readiness. The company is well into the development of business continuity plans for Year 2000 and expects to complete them during the third quarter of 1999.

New Accounting Standards

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

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 137 issued in June 1999 deferred the effective date of SFAS 133 by one year. As such, the company is now required to adopt the provisions of the standard during the first quarter of 2001. Because of the company's minimal use of derivatives, the company does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.

Financial Condition

Operating Activities

       Cash flows from continuing operations increased this year over last year due to the cash refund the company received from the IRS related to the settlement discussed above in "Provision for Income Taxes". Excluding the cash refund and taxes paid on the interest component of the refund, cash flows from continuing operations decreased this year over last year due primarily to the timing of payments for working capital investments.

       The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

Investing Activities

       On July 30, 1999, the company acquired Gulfstream through a merger of a subsidiary of the company into Gulfstream. As a result, the holders of Gulfstream common stock became entitled to receive one share of the company's common stock for each Gulfstream share. The common stock of Gulfstream was traded on the New York Stock Exchange through the close of business on July 30, 1999, at which time there were 72,165,645 shares of Gulfstream common stock outstanding. An additional 4.1 million shares have been reserved for issuance upon the exercise of stock options which, prior to the merger, had been options to purchase Gulfstream common stock. Gulfstream is a leading designer, developer, manufacturer and marketer of advanced business jet aircraft. The merger will be accounted for as a pooling of interests.

       On June 21, 1999, the company entered into a definitive agreement to acquire GTE Government Systems Corporation, a subsidiary of GTE Corporation, for $1.05 billion in cash. GTE Government Systems Corporation is a leader in the advancement of command, control, communications and intelligence systems; electronic defense systems; communication switching; and information systems for defense, government and industry in the United States and abroad. GTE Government Systems Corporation will become part of the Information Systems and Technology segment. The acquisition will be accounted for under the purchase method of accounting and is expected to close at the end of August 1999. The company will finance the purchase consideration through its commercial paper program. On July 27, 1999, the company began issuing commercial paper in anticipation of the acquisition. As of August 10, 1999, the company had issued approximately $250 at an average yield of 5.22% with an average term of 40 days and had approximately $325 invested in cash equivalents at an average yield of 5.2%.

       On May 3, 1999, the company paid from available funds the remaining fixed purchase consideration of $51 in cash for three individual stockholders' share of NASSCO common stock.

       The company began construction on its facility modernization project at its Bath Iron Works shipyard in late 1998. The company anticipates investing a total of approximately $200 through 2000, with approximately $120 expected to be expended during 1999.

Financing Activities

       Immediately following consummation of the acquisition of Gulfstream, the company repaid from its available funds approximately $270 of Gulfstream's debt instruments. In connection therewith, the company will record in the third quarter of 1999 a one-time non-cash charge of approximately $7 for the unamortized debt costs associated with these instruments. The company will also record in the third quarter a charge to earnings of approximately $33 for direct acquisition transaction costs, consisting of investment banking, legal, bank fees, accounting, printing and regulatory filing fees.

       On June 23, 1999, the company's board of directors formally rescinded management's authority to repurchase shares of the company's common stock on the open market.

       On March 3, 1999, the company's board of directors declared an increased regular quarterly dividend of $.24 per share.

       The company has available a $1 billion committed line of credit expiring in May 2002 and an available $400 committed line of credit expiring in December 2002. These credit facilities contain minimum net worth requirements.


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

                                  July 4, 1999

Item 1.       Legal Proceedings

           Reference is made to Note J, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for statements relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 4.       Submission of Matters to a Vote of Security Holders

(a) A Special Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on July 30, 1999.

              The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on May 5, 1999.

(b) & (c)     A brief discussion of each matter voted upon at the Special
              Meeting and the number of votes cast is as follows:


              Matter                                                             Votes Cast
              ------------------------------------------------------------------------------------------------
                                                                   For               Against          Abstain
                                                                   ---               -------          -------
              Amendment to Charter Increasing No. of
                 Authorized Shares of Common Stock to
                 300,000,000                                   107,896,147          1,053,497         333,287

              Issuance of Shares Pursuant to Agreement
                 and Plan of Merger                            107,623,501          1,195,525         463,905

              A brief discussion of each matter voted upon at the Annual Meeting and the number of votes cast is as follows:

              Matter                                                                  Votes Cast
              --------------------------------------------------------------------------------------------------------------------
                                                For                                            Withheld
                                                ---                                            --------
              Election of Directors:


                Becton, J.W., Jr.           111,608,972                                           1,498,988
                Chabraja, N.D.              111,937,409                                           1,170,551
                Crown, J.S.                 111,063,289                                           2,044,671
                Crown, L.                   111,124,522                                           1,983,438
                Goodman, C.H.               111,105,374                                           2,002,586
                Joulwan, G.A.               111,461,720                                           1,646,240
                Kaminski, P.G.              110,675,567                                           2,432,393
                Mellor, J.R.                111,058,461                                           2,049,499
                Mundy, C.E., Jr.            112,083,391                                           1,024,569
                Trost, C.A.H.               112,087,972                                           1,020,207


                                                For               Against                     Abstain               Non-Votes
                                                ---               -------                     -------               ---------
              Approval of Arthur
                Andersen LLP as
                Independent Auditors        112,349,194              386,315                     372,451

              Shareholder Proposal
                 Regarding Foreign
                 Military Sales               2,265,459           99,022,973                   5,433,812            6,385,716

Item 6.       Exhibits and Reports on Form 8-K

(a)           Exhibits

              Exhibit 27     Financial Data Schedule

(b)           Reports on Form 8-K

              On August 11, 1999, the company reported to the Securities and Exchange Commission under Item 2, Acquisition or Disposition of Assets, that on July 30, 1999, the company acquired Gulfstream Aerospace Corporation (Gulfstream) through a merger of a subsidiary of the company into Gulfstream. Included in the filing under Item 7, Financial Statements and Exhibits, were the following financial statements: (a) Unaudited Supplemental Consolidated Financial Statements of General Dynamics Corporation for the period ended April 4, 1999 (as restated to reflect the acquisition of Gulfstream on July 30, 1999) and (b) Audited Supplemental Consolidated Financial Statements of General Dynamics Corporation for the fiscal year ended December 31, 1998 (as restated to reflect the acquisition of Gulfstream on July 30,
              1999).

              On June 24, 1999, the company reported to the Securities and Exchange Commission under Item 2, Acquisition or Disposition of Assets, that on June 21, 1999, the company entered into a definitive agreement to acquire GTE Government Systems Corporation, a subsidiary of GTE Corporation, for $1.05 billion in cash. Included in the filing under Item 7, Financial Statements and Exhibits, were the following financial statements: (a) GTE Government Systems Corporation audited combined financial statements as of December 31, 1998 and unaudited combined financial statements as of March 31, 1999 and (b) unaudited pro forma combined financial statements as of and for the periods ended April 4, 1999 and December 31, 1998.

                                    SIGNATURE

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          GENERAL DYNAMICS CORPORATION


                          by  /s/John W. Schwartz
                              --------------------------------
                              John W. Schwartz
                              Vice President and Controller
                              (Authorized Officer and Chief Accounting Officer)



Dated:  August 12, 1999