Form 10-Q
period 1999-10-03
GENERAL DYNAMICS CORP
filed 1999-11-12
CIK 40533

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1999

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-3671

                          GENERAL DYNAMICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                    13-1673581
---------------------------------------------              ----------------
(STATE OR OTHER JURISDICTION OF INCORPORATION              (I.R.S. EMPLOYER
OR ORGANIZATION)                                           IDENTIFICATION NO.)



3190 FAIRVIEW PARK DRIVE, FALLS CHURCH, VIRGINIA              22042-4523
-------------------------------------------------             ----------
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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO   .
                                             ---    ---


            INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


            COMMON STOCK, $1 PAR VALUE - OCTOBER 29, 1999           200,973,331

================================================================================

                          GENERAL DYNAMICS CORPORATION

                                     INDEX


PART I - FINANCIAL INFORMATION                                                                        PAGE
------------------------------                                                                        ----

Item 1 -     Consolidated Financial Statements

             Consolidated Balance Sheet                                                                    2

             Consolidated Statement of Earnings (Three Months)                                             3

             Consolidated Statement of Earnings (Nine Months)                                              4

             Consolidated Statement of Cash Flows                                                          5

             Notes to Unaudited Consolidated Financial Statements                                          6

Item 2 -     Management's Discussion and Analysis                                                         18

Item 3 -     Quantitative and Qualitative Disclosures About Market Risk                                   24

PART II - OTHER INFORMATION
---------------------------

Item 1 -     Legal Proceedings                                                                            25

Item 4 -     Submission of Matters to a Vote of  Security Holders                                         25

Item 6 -     Exhibits and Reports on Form 8-K                                                             26

SIGNATURE                                                                                                 26
---------

                                     PART I
                         ITEM 1.  FINANCIAL STATEMENTS
                          GENERAL DYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                             (Dollars in millions)


                                                                     October 3                         December 31
                                                                        1999                              1998
                                                                    -------------                     -------------
ASSETS
------

CURRENT ASSETS:
Cash and equivalents                                                $          69                     $         165
Marketable securities                                                           -                                93
                                                                    -------------                     -------------
                                                                               69                               258
Accounts receivable                                                           841                               580
Contracts in process                                                        1,410                               952
Inventories                                                                 1,032                               804
Other current assets                                                          392                               391
                                                                    -------------                     -------------
Total Current Assets                                                        3,744                             2,985
                                                                    -------------                     -------------

NONCURRENT ASSETS:
Leases receivable - finance operations                                        174                               181
Real estate held for development                                               63                                65
Property, plant and equipment, net                                          1,040                               901
Intangible assets                                                           2,623                             1,784
Other assets                                                                  387                               235
                                                                    -------------                     -------------
Total Noncurrent Assets                                                     4,287                             3,166
                                                                    -------------                     -------------
                                                                    $       8,031                     $       6,151
                                                                    =============                     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Short-term debt, including current portion of long-term debt        $       1,153                     $          77
Short-term debt - finance operations                                           19                                58
Accounts payable                                                              474                               477
Other current liabilities                                                   1,992                             1,760
                                                                    -------------                     -------------
Total Current Liabilities                                                   3,638                             2,372
                                                                    -------------                     -------------

NONCURRENT LIABILITIES:
Long-term debt                                                                164                               453
Long-term debt - finance operations                                            69                                82
Other liabilities                                                           1,133                               829
Commitments and contingencies (See Note M)
                                                                    -------------                     -------------
Total Noncurrent Liabilities                                                1,366                             1,364
                                                                    -------------                     -------------

SHAREHOLDERS' EQUITY:
Common stock, including surplus                                               495                               484
Retained earnings                                                           3,214                             2,639
Treasury stock                                                               (675)                             (706)
Accumulated other comprehensive loss                                           (7)                               (2)
                                                                    -------------                     -------------
Total Shareholders' Equity                                                  3,027                             2,415
                                                                    -------------                     -------------
                                                                    $       8,031                     $       6,151
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

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                  (UNAUDITED)

                (Dollars in millions, except per share amounts)


                                                                                  Three Months Ended
                                                                    -----------------------------------------------
                                                                      October 3                       September 27
                                                                        1999                               1998
                                                                    -------------                     -------------

NET SALES                                                           $       2,215                     $       1,798

OPERATING COSTS AND EXPENSES                                                1,860                             1,555
                                                                    -------------                     -------------

OPERATING EARNINGS                                                            355                               243

Interest expense, net                                                          (6)                               (3)
Other (expense) income, net                                                   (44)                                3
                                                                    -------------                     -------------

EARNINGS BEFORE INCOME TAXES                                                  305                               243

Provision for income taxes                                                    121                                84
                                                                    -------------                     -------------

NET EARNINGS                                                        $         184                     $         159
                                                                    =============                     =============

NET EARNINGS PER SHARE:
   Basic                                                            $         .92                     $         .79
                                                                    =============                     =============
   Diluted                                                          $         .91                     $         .78
                                                                    =============                     =============

DIVIDENDS PER SHARE                                                 $         .24                     $         .22
                                                                    =============                     =============

SUPPLEMENTAL INFORMATION:
         General and administrative expenses included in
           operating costs and expenses                             $         139                     $         117
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

                          GENERAL DYNAMICS CORPORATION
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (UNAUDITED)
                (Dollars in millions, except per share amounts)



                                                                                   Nine Months Ended
                                                                    -----------------------------------------------
                                                                      October 3                       September 27
                                                                        1999                               1998
                                                                    -------------                     -------------

NET SALES                                                           $       6,304                     $       5,190

OPERATING COSTS AND EXPENSES                                                5,429                             4,527
                                                                    -------------                     -------------

OPERATING EARNINGS                                                            875                               663

Interest expense, net                                                         (17)                              (11)
Other (expense) income, net                                                   (39)                                6
                                                                    -------------                     -------------

EARNINGS BEFORE INCOME TAXES                                                  819                               658

PROVISION FOR INCOME TAXES
   R&E Tax Credit                                                            (165)                                -
   Provision                                                                  302                               229
                                                                    -------------                     -------------
                                                                              137                               229
                                                                    -------------                     -------------

NET EARNINGS                                                        $         682                     $         429
                                                                    =============                     =============

NET EARNINGS PER SHARE:
   Basic                                                            $        3.42                     $        2.15
                                                                    =============                     =============
   Diluted                                                          $        3.38                     $        2.12
                                                                    =============                     =============

DIVIDENDS PER SHARE                                                 $         .72                     $         .66
                                                                    =============                     =============

SUPPLEMENTAL INFORMATION:
         General and administrative expenses included in
           operating costs and expenses                             $         401                     $         354
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

                          GENERAL DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                             (Dollars in millions)

                                                                                   Nine Months Ended
                                                                    -----------------------------------------------
                                                                      October 3                       September 27
                                                                        1999                              1998
                                                                    -------------                     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                        $         682                      $        429
Adjustments to reconcile net earnings to net
         cash provided by continuing operations -
Depreciation, depletion and amortization                                      140                               116
Recognition of pension gains previously deferred                             (126)                                -
Revaluation of undeveloped coal reserves and equipment                         61                                 -
Amortization of debt issuance costs on debt repaid                              7                                 -
Decrease (Increase) in  assets, net of effects of business acquisitions-
         Marketable securities                                                 45                               (39)
         Accounts receivable                                                  (63)                               28
         Contracts in process                                                 (98)                             (198)
         Inventories                                                         (317)                              (94)
         Other current assets                                                  23                                 4
Increase (Decrease) in liabilities, net of effects of business acquisitions-
         Accounts payable and other current liabilities                      (105)                               59
         Customer deposits                                                     27                               (78)
         Current income taxes                                                 171                                (9)
         Deferred income taxes                                                 48                                94
Other, net                                                                    (20)                               (9)
                                                                    -------------                     -------------
Net cash provided by continuing operations                                    475                               303
Net cash used by discontinued operations                                       (5)                              (11)
                                                                    -------------                     -------------
Net Cash Provided by Operating Activities                                     470                               292
                                                                    -------------                     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                                                      (1,130)                             (256)
Purchases of available-for-sale securities                                    (26)                             (439)
Sales/maturities of available-for-sale securities                              75                               293
Capital expenditures                                                         (117)                             (105)
Proceeds from sale of assets                                                   13                                16
Proceeds from sale of real estate held for development                          -                                74
Other                                                                          (1)                               (4)
                                                                    -------------                     -------------
Net Cash Used by Investing Activities                                      (1,186)                             (421)
                                                                    -------------                     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper issuances                                1,141                                 -
Repayments of  other debt, net                                               (370)                             (117)
Repayments of debt - finance operations                                       (53)                              (12)
Dividends paid                                                                (88)                              (81)
Purchases of common stock                                                     (59)                             (223)
Proceeds from option exercises                                                 49                                43
Other                                                                           -                                (2)
                                                                    -------------                     -------------
Net Cash Provided (Used) by Financing Activities                              620                              (392)
                                                                    -------------                     -------------
NET DECREASE IN CASH AND EQUIVALENTS                                          (96)                             (521)
CASH AND EQUIVALENTS AT BEGINNING OF  PERIOD                                  165                               643
                                                                    -------------                     -------------
CASH AND EQUIVALENTS AT  END OF  PERIOD                             $          69                     $         122
                                                                    =============                     =============
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Federal income taxes                                                $         246                     $          82
Interest (including finance operations)                             $          36                     $          35

  The accompanying Notes to Unaudited Consolidated Financial Statements are an
                        integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                (Dollars in millions, except per share amounts)

(A)  Basis of Preparation

     The unaudited consolidated financial statements include the accounts of the company and all majority-owned subsidiaries. The unaudited consolidated financial statements give retroactive effect to the acquisition by General Dynamics Corporation (General Dynamics) of Gulfstream Aerospace Corporation (Gulfstream) on July 30, 1999, which has been accounted for as a pooling of interests as described in Note D. The consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Gulfstream. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

     The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three- and nine-month periods ended October 3, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These unaudited consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements for the year ended December 31, 1998 and the notes thereto included in the company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1999, and incorporated herein by reference.

     In the opinion of the company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for the three- and nine-month periods ended October 3, 1999, and September 27, 1998.

(B)  Translation of Foreign Currencies

     Local currencies have been determined to be functional currencies for the company's international operations. Foreign currency balance sheets are translated at the end-of-period exchange rates and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are included in the calculation of other comprehensive income and are included in the equity section on the Consolidated Balance Sheet.

(C)  Comprehensive Income

     Comprehensive income was $182 and $157 for the three-month period and $677 and $426 for the nine-month period ended October 3, 1999, and September 27, 1998, respectively.

(D)  Acquisitions

     Pooling of Interests Method

     On July 30, 1999, the company acquired Gulfstream through a merger of a subsidiary of the company into Gulfstream. As a result, the holders of Gulfstream common stock became entitled to receive one share of the company's common stock for each Gulfstream share. The common stock of Gulfstream was traded on the New York Stock Exchange through the close of business on July 30, 1999, at which time there were 72,165,645 shares of Gulfstream common stock outstanding. An additional 4.1 million shares have been reserved for issuance upon the exercise of stock options which, prior to the acquisition, had been options to purchase Gulfstream common stock. Gulfstream is a leading designer, developer, manufacturer and marketer of advanced business jet aircraft. The acquisition was accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Gulfstream.

     In connection with the acquisition, the company recorded a charge to earnings of $36 (before-tax) for related costs, consisting of investment banking, legal, bank fees, accounting, printing and regulatory filing fees.

         Also in connection with the acquisition, General Dynamics merged the two companies' commercial pension plans. As a result of the merger of these plans, the company recognized previously deferred gains on General Dynamics commercial pension plan, totaling $126 (before-tax).

         The pre-acquisition results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:



                                   Six Months         Three  Months             Nine Months
                                     Ended                Ended                    Ended
                                  July 4, 1999      September 27, 1998      September 27, 1998
                                  ------------      ------------------      ------------------
 Net sales:
 General Dynamics                   $     2,756            $     1,172             $     3,504

 Gulfstream                               1,333                    626                   1,686
                                          -----                    ---                   -----
 Combined                           $     4,089            $     1,798             $     5,190
                                          =====                 ======                  ======





                                     Six Months         Three  Months            Nine Months
                                       Ended                Ended                   Ended
                                    July 4, 1999      September 27, 1998      September 27, 1998
                                    ------------      ------------------      ------------------
 Net earnings:
 General Dynamics                        $   370                 $   94               $      268

 Gulfstream                                  128                     65                      161
                                             ---                     --                      ---
 Combined                               $    498              $     159               $      429
                                             ===                   ====                     ====

     In connection with the acquisition of Gulfstream, General Dynamics entered into a registration agreement with three investment partnerships affiliated with Forstmann Little & Co. and the directors and executive officers of Gulfstream who owned shares of Gulfstream stock. The registration agreement provides, among other things, that General Dynamics will, upon request and with certain limitations, register for resale the shares of General Dynamics common stock which the partnerships and the directors and executive officers received in the acquisition transaction. For further information, refer to the Registration Statement on Form S-4 filed with the Securities and Exchange Commission on June 24, 1999.

     Also on July 30, 1999, the company's stockholders approved (1) an amendment to its Certificate of Incorporation to increase the number of authorized shares of common stock from 200 million shares to 300 million shares, and (2) the issuance by the company of its common stock to stockholders of Gulfstream in order to facilitate the acquisition.


     Purchase Method

     On September 1, 1999, the company completed the acquisition of three business units comprising GTE Government Systems Corporation, a subsidiary of GTE Corporation, for $1.03 billion in cash. The company financed the purchase consideration through its commercial paper program. GTE Government Systems Corporation is a leader in the advancement of command, control, communications and intelligence systems; electronic defense systems; communication switching; and information systems for defense, government and industry in the United States and abroad. The transaction has been accounted for under the purchase method of accounting. Operating results of the three business units are included with those of the company from the closing date. The excess of the purchase price over the estimated fair value of the net tangible assets acquired, approximately $840, has been recorded as goodwill. This allocation is based on preliminary estimates and will be finalized within one year from the date of acquisition.

     On November 10, 1998, the company acquired control of NASSCO Holdings Incorporated (NASSCO) for $369 in cash plus the obligation to discharge $46 in debt. NASSCO's wholly owned subsidiaries include National Steel and Shipbuilding Company, which is in the business of ship design, engineering, construction and repair for the United States military and various commercial customers, and NASSCO Funding Corporation, a finance subsidiary. The transaction has been accounted for under the purchase method of accounting. Operating results of NASSCO are included with those of the company from the closing date. The excess of the purchase price over the estimated fair value of the net tangible assets acquired, approximately $270, has been allocated to goodwill and contracts and programs acquired. This allocation is based on preliminary estimates and will be finalized during the fourth quarter of 1999.

     On August 19, 1998, Gulfstream completed the acquisition of K-C Aviation, Inc. for approximately $250 in cash. K-C Aviation was a leading provider of business aviation services and the largest independent completion center for business aircraft in North America. The transaction has been accounted for under the purchase method of accounting. Operating results of K-C Aviation are included with those of the company from the closing date. The excess of the purchase price over the fair value of the net tangible assets acquired, approximately $175, has been allocated to goodwill.

(E)  Earnings Per Share

     Basic and diluted weighted average shares outstanding are as follows (in thousands):


                                       Three months ended                              Nine months ended
                                       ------------------                              -----------------
                               October 3             September 27             October 3             September 27
                                 1999                    1998                   1999                    1998
                                 ----                    ----                   ----                    ----
                 Basic          200,293                199,943                 199,660                199,545
                 Diluted        202,612                202,515                 201,963                202,715


     Basic and diluted weighted average shares outstanding were derived in accordance with SFAS No. 128, which states that when a business combination is accounted for as a pooling of interests, earnings per share computations shall be based on the aggregate of the weighted average outstanding shares of the constituent businesses, adjusted to equivalent shares of the surviving business for all periods presented.

     The sum of the earnings per share for the first three quarters of 1999 differs from the earnings per share for the nine months ended October 3, 1999, due to the required method of computing the weighted average number of shares independently for the three- and nine-month periods.

(F)  Contracts in Process

     Contracts in process primarily represent costs and accrued profit related to government contracts and programs and consist of the following:

                                                                      October 3                        December 31
                                                                        1999                              1998
                                                                    -------------                     -------------
         Net contract costs and estimated profits                   $         552                     $         467
         Other contract costs                                                 858                               485
                                                                    -------------                     -------------
                                                                    $       1,410                     $         952
                                                                    =============                     =============

     Contract costs are net of advances and progress payments and include production costs and related overhead, such as general and administrative expenses. Other contract costs primarily represent amounts required to be recorded under generally accepted accounting principles that are not currently allocable to contracts, such as a portion of the company's estimated workers' compensation, other insurance-related assessments, postretirement benefits and environmental expenses. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company's remaining contracts could be affected.

     Under the contractual arrangements by which progress payments are received, the U.S. government asserts that it has a security interest in the contracts in process identified with the related contracts.

(G)  Inventories


     Inventories consist primarily of commercial aircraft components, as follows:

                                                                      October 3                        December 31
                                                                        1999                              1998
                                                                    -------------                     -------------
         Work in process                                            $         458                     $         445
         Raw materials                                                        248                               191
         Pre-owned aircraft                                                   306                               150
         Other                                                                 20                                18
                                                                    -------------                     -------------
                                                                    $       1,032                     $         804
                                                                    =============                     =============


(H)  Property, Plant and Equipment, Net

     Management has concluded not to make additional investments in its undeveloped high sulfur coal reserves given the current coal industry environment. As such, the company revalued these coal reserves and related equipment, resulting in a non-cash charge to earnings of approximately $60 (before-tax).

(I)  Intangible Assets

     Intangible assets resulting primarily from the company's acquisitions consist of the following:

                                                                     October 3                      December 31
                                                                        1999                           1998
                                                                    ----------                     -------------
         Goodwill                                                   $    2,119                     $       1,323
         Contracts and programs acquired                                   504                               461
                                                                    ----------                     -------------
                                                                    $    2,623                     $       1,784
                                                                    ==========                     =============

     Intangible assets are shown net of accumulated amortization of $179 and $130 at October 3, 1999, and December 31, 1998, respectively. Goodwill is amortized on a straight-line basis over 40 years. Contracts and programs acquired are amortized on a straight-line basis over periods ranging from 8 to 40 years.

(J)  Debt

     Debt (excluding finance operations) consists of the following:

                                                                      October 3                        December 31
                                                                        1999                              1998
                                                                    -------------                     -------------
         Commercial paper                                           $       1,149                     $           -
         Term loans                                                             -                               305
         Senior notes                                                         144                               142
         Notes payable                                                          -                                56
         Industrial development bonds                                          15                                15
         Other                                                                  9                                12
                                                                    -------------                     -------------
                                                                            1,317                               530
         Less current portion                                               1,153                                77
                                                                    -------------                     -------------
                                                                    $         164                     $         453
                                                                    =============                     =============

         On July 27, 1999, the company began issuing commercial paper in anticipation of the acquisition of GTE Government Systems Corporation. As of October 3, 1999, the company had $1,156 par value discounted commercial paper outstanding at an average yield of approximately 5.46% with an average term of approximately 65 days. The company has available a $1 billion committed line of credit expiring in May 2002 and an available $400 committed line of credit expiring in December 2002, both of which back this commercial paper program.

         During 1999, the company repaid from available funds the term loans and notes payable. In connection therewith, the company recorded in the third quarter a one-time non-cash charge of $7 (before-tax) for the unamortized debt costs associated with these instruments.

(K)      Liabilities

         A summary of significant liabilities, by balance sheet caption, follows:

                                                                      October 3                        December 31
                                                                        1999                               1998
                                                                    -------------                     --------------
     Customer deposits                                              $         550                     $         488
     Workers' compensation                                                    487                               341
     Retirement benefits                                                      225                               196
     Salaries and wages                                                       137                               115
     Advance payments - government contracts                                  100                               139
     Other                                                                    493                               481
                                                                    -------------                     -------------
     Other Current Liabilities                                      $       1,992                     $       1,760
                                                                    =============                     =============

                                                                      October 3                        December 31
                                                                         1999                              1998
                                                                    -------------                     -------------
     Retirement benefits                                            $         462                     $         268
     Accrued costs on disposed businesses                                     147                               177
     Coal mining related liabilities                                           67                                73
     Other                                                                    457                               311
                                                                    -------------                     -------------
     Other Liabilities                                              $       1,133                     $         829
                                                                    =============                     =============


(L)  Income Taxes

     The company had a net deferred tax asset of $284 and $332 at October 3, 1999, and December 31, 1998, respectively, the current portion of which was $314 and $328, respectively, and was included in other current assets on the Consolidated Balance Sheet. Based on the level of projected earnings and current backlog, no material valuation allowance was required for the company's net deferred tax assets at October 3, 1999 and December 31, 1998.

     During the first quarter of 1999, the company and the U.S. Internal Revenue Service settled refund claims for research and experimentation tax credits for the years 1981 through 1989 for approximately $334 (including before-tax interest). The company recognized a benefit of $165 (net of amounts previously recorded in 1991 and 1992), or $.82 per diluted share, as a result of this settlement. In April 1999, the company received the $334 cash refund from the IRS related to this settlement.

     The IRS has completed its examination of General Dynamics' 1990 through 1993 consolidated federal income tax returns and Gulfstream's 1990 through 1994 consolidated federal income tax returns. Unresolved matters for these years have been protested to the IRS Appeals Division. A refund claim by General Dynamics for $78 (plus interest) for research and experimentation tax credits for the year 1990 will also be considered by the IRS Appeals Division. The IRS is currently examining General Dynamics' 1994 and 1995 consolidated federal income tax returns.

     The company has recorded liabilities for tax contingencies; therefore, resolution of open matters for these years is not expected to have a materially unfavorable impact on the company's results of operations or financial condition.

(M)  Commitments and Contingencies

     Litigation

     Claims made by and against the company regarding the development of the Navy's A-12 aircraft are discussed in Note N.

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

     On July 13, 1995, General Dynamics Corporation was named as a defendant in a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics Corporation, et al. The complaint also names two insurance brokers, Lloyd Thompson, Ltd. and Willis Corroon Corporation of Missouri, as defendants. The plaintiffs are members of certain Lloyd's of London syndicates and British insurance companies who sold the company excess loss insurance policies covering the company's self-insured workers' compensation program at Electric Boat for four policy years, from July 1, 1988 to June 30, 1992. The plaintiffs allege that when procuring the policies the company and its brokers made misrepresentations to the plaintiffs and failed to disclose facts which were material to the risk. The plaintiffs also allege that the company has been negligent in its administration of workers' compensation claims. The plaintiffs seek rescission of the policies, a declaratory judgment that the policies are void, and compensatory damages in an unspecified amount. General Dynamics has counterclaimed, alleging that the plaintiffs have breached their insurance contracts by failing to pay claims. General Dynamics seeks a declaratory judgment that the policies are valid, actual damages, and payment of a penalty under a Missouri statute for the plaintiffs' vexatious and unreasonable failure to pay claims. The company does not expect that this case will have a material impact on the company's results of operations or financial condition.

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

     The company is either a named defendant or a third-party defendant in certain multi-plaintiff tort cases pending in state or federal court in Arizona, captioned: Cordova, et al. v. Hughes Aircraft Co.; Lanier, et al. v. Hughes Aircraft Co., et al.; Yslava, et al. v. Hughes Aircraft Co.; and Arellano, et al. v. Hughes Aircraft Co. In these cases the plaintiffs allege that they suffered personal injuries and/or property damage from chronic exposure to drinking water alleged to be contaminated with trace amounts of the industrial solvent trichloroethylene. The alleged source of the contamination was industrial facilities in and around the site now occupied by the Tucson International Airport (TIA) and U.S. Air Force Plant #44. In addition to the company, defendants are Hughes Aircraft Co. (now Raytheon), the Tucson Airport authority (TAA), the City of Tucson, (the City) and McDonnell Douglas Corp. (MDC). In Cordova, the company negotiated a settlement with all but four defendants, who have appealed the summary judgment entered against them. The company has reached an agreement to settle all the remaining cases and final settlement documents are being processed, including appropriate court orders. The company does not believe that these lawsuits will have a material impact on the company's results of operations or financial condition.

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

     Other

     In the ordinary course of business, the company has letters of credit and other similar instruments with financial institutions and insurance carriers aggregating approximately $660 at October 3, 1999. The company was also contingently liable for debt and lease guarantees and other arrangements aggregating up to a maximum of approximately $70 at October 3, 1999.

(N)  Termination of A-12 Program

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

     Nonetheless, the parties have agreed to explore the possibility of an out-of-court settlement of the litigation. Warren Christopher, former U.S. Secretary of State, has agreed to serve as a neutral mediator. It is expected that the mediation process will be completed by the end of 1999. The parties have agreed that they will not comment on negotiations during the mediation process.

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

(O)  Business Segment Information

     Management has chosen to organize and measure its business segments in accordance with several factors, including a combination of the nature of products and services offered, the nature of the production processes and the class of customer for the company's products. Operating segments are aggregated for reporting purposes consistent with these criteria. Management measures its segments' profit based primarily on operating earnings. As such, net interest, other income items and income taxes have not been allocated to the company's segments. For a further description of the company's business segments, see Management's Discussion and Analysis of the Results of Operations and Financial Condition.

     Summary financial information for each of the company's segments follows:

                                                                           Three Months Ended
                                                                           ------------------
                                                                  Net Sales                Operating Earnings
                                                                  ---------                ------------------
                                                          October 3     September 27    October 3    September 27
                                                            1999           1998           1999           1998
                                                           ------         ------         ------         ------
                      Marine Systems*                      $  788         $  594         $   80         $   66
                      Combat Systems                          296            284             37             39

                      Information Systems
                         & Technology*                        354            226             30             18
                      Aerospace                               704            626            128            104
                      Other                                    73             68             80             16
                                                               --             --             --             --

                                                           $2,215         $1,798         $  355         $  243
                                                           ======         ======         ======         ======

                                                     Nine Months Ended
                                                     -----------------
                                           Net Sales                 Operating Earnings
                                           ---------                 ------------------
                                    October 3    September 27     October 3    September 27
                                      1999           1998           1999           1998
                                     ------         ------         ------         ------

Marine Systems*                      $2,360         $1,735         $  256         $  198
Combat Systems                          892            917            106            120
Information Systems
   & Technology*                        830            672             75             48
Aerospace                             2,037          1,686            341            265
Other                                   185            180             97             32
                                     ------         ------         ------         ------
                                     $6,304         $5,190         $  875         $  663
                                     ======         ======         ======         ======



                                       Identifiable Assets
                                       -------------------
                                    October 3      December 31
                                      1999            1998
                                     ------          ------
 Marine Systems*                     $1,478          $1,250
 Combat Systems                         926             922
 Information Systems
    & Technology*                     2,553           1,250
 Aerospace                            1,924           1,537
 Other**                                390             406
 Corporate***                           760             786
                                     ------          ------
                                     $8,031          $6,151
                                     ======          ======

*As of January 1, 1999, management realigned its information technology resource businesses resulting in a different composition of reportable segments. Segment data for all periods presented has been restated to give recognition to the 1999 composition of reportable segments.

** Other includes assets of both of the company's finance operations.

*** Corporate identifiable assets include cash and equivalents and marketable securities, deferred taxes, real estate held for development and net prepaid pension cost related to the company's commercial pension plan.

                          GENERAL DYNAMICS CORPORATION

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                October 3, 1999

                (Dollars in millions, except per share amounts)


Forward-Looking Statements

     Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, aircraft production and deliveries, cash flows, contract awards, aircraft backlog stability and the company's expectations regarding the upcoming year 2000. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; the status or outcome of legal and/or regulatory proceedings; the status or outcome of labor negotiations; changing priorities or reductions in the U.S. government defense budget; termination of government contracts due to unilateral government action; and the timing and occurrence (or non-occurrence) of circumstances beyond the company's control.

Business Segments

     The company operates in four primary business segments: Marine Systems, Combat Systems, Information Systems and Technology and Aerospace. The company also owns coal mining and aggregates operations in the Midwest, and a leasing operation for liquefied natural gas tankers, which are classified as Other. The following table sets forth the net sales and operating earnings by business segment for the three- and nine-month periods ended October 3, 1999, and September 27, 1998:

----------------------------------------------------------------------------------------------------------------------------------
                                                 Three-Month Period Ended                         Nine-Month Period Ended
----------------------------------------------------------------------------------------------------------------------------------
                                             October 3     September 27    Increase/      October 3     September 27    Increase/
                                               1999           1998        (Decrease)        1999           1998        (Decrease)
----------------------------------------------------------------------------------------------------------------------------------
 NET SALES:
----------------------------------------------------------------------------------------------------------------------------------
 Marine Systems                             $   788        $   594        $   194        $ 2,360        $ 1,735        $   625
 Combat Systems                                 296            284             12            892            917            (25)
 Information Systems
     & Technology                               354            226            128            830            672            158
 Aerospace                                      704            626             78          2,037          1,686            351
 Other                                           73             68              5            185            180              5
----------------------------------------------------------------------------------------------------------------------------------
                                            $ 2,215        $ 1,798        $   417        $ 6,304        $ 5,190        $ 1,114
----------------------------------------------------------------------------------------------------------------------------------


 OPERATING
 EARNINGS:
----------------------------------------------------------------------------------------------------------------------------------
 Marine Systems                             $  80          $  66          $  14          $ 256          $ 198          $  58
 Combat Systems                                37             39             (2)           106            120            (14)
 Information Systems
    & Technology                               30             18             12             75             48             27
 Aerospace                                    128            104             24            341            265             76
 Other                                         80             16             64             97             32             65
----------------------------------------------------------------------------------------------------------------------------------
                                            $ 355          $ 243          $ 112          $ 875          $ 663          $ 212
----------------------------------------------------------------------------------------------------------------------------------


Marine Systems

Results of Operations

     Net sales increased during the three- and nine-month periods due primarily to the acquisition of NASSCO Holdings Incorporated (NASSCO), whose wholly owned subsidiaries include National Steel and Shipbuilding Company, on November 10, 1998, as well as increased activity on the Virginia-class submarine and DD 21 program. Operating earnings increased during the three- and nine-month periods due primarily to the aforementioned acquisition and to an earnings rate increase on the Arleigh Burke class destroyer (DDG 51) program in the fourth quarter of 1998.

     As of January 1, 1999, in order to align the company's information technology resources, management moved its Defense Systems operating unit from the Marine Systems segment to the Information Systems and Technology segment. Data for the three- and nine-month periods ended September 27, 1998, has been restated to give recognition to the current composition of reportable segments.

Combat Systems

Results of Operations

     Net sales increased and operating earnings decreased slightly during the three-month period due to the contrast in maturity of programs year over year. Net sales and operating earnings decreased during the nine-month period due primarily to the completion of production on the Single Channel Ground and Airborne Radio System for the U.S. Army and to the treatment of the results of the company's ammunition production facility. Previously a consolidated subsidiary, the company's Milan Army Ammunition Plant is now part of an unconsolidated joint venture, American Ordnance LLC.

Information Systems and Technology

Results of Operations

     Net sales increased during the three- and nine-month periods due primarily to the acquisition of three business units of GTE's Government Systems Corporation on September 1, 1999. Operating earnings increased during the three- and nine-month periods due primarily to increased volume for commercial undersea fiber-optic communications equipment.

     In the first quarter of 1999, as previously mentioned, management transitioned the Defense Systems' business to the Information Systems and Technology segment from the Marine Systems segment. Data for the three- and nine-month periods ended September 27, 1998, has been restated to give recognition to the current composition of reportable segments.

Aerospace

Results of Operations

     Net sales and operating earnings increased during the three- and nine-month periods due primarily to the increase in new aircraft and completion deliveries in 1999. During the three- and nine-month periods, aircraft deliveries increased by two and eight, respectively, and completions increased by two and sixteen, respectively, over the same periods in 1998.

Other

Results of Operations

     Operating earnings increased during the three- and nine-month periods due to several non-recurring events during the quarter. In connection with the acquisition of Gulfstream, General Dynamics merged the two companies' commercial pension plans. As a result of the merger of these plans, the company recognized previously deferred gains on General Dynamics commercial pension plan, totaling $126 (before-tax). Additionally, management has concluded not to make additional investments in its undeveloped high sulfur coal reserves given the current coal industry environment. As such, the company revalued these coal reserves and related equipment, resulting in a non-cash charge to earnings of approximately $60 (before-tax).

Backlog

     The following table details the backlog of each business segment as calculated at October 3, 1999, and December 31, 1998:

                                                     October 3     December 31
                                                       1999            1998
                                                     ---------     -----------
 Marine Systems                                      $10,799       $11,565
 Combat Systems                                        1,266         1,579
 Information Systems and Technology                    1,804           892
 Aerospace                                             3,548         4,302
 Other                                                   512           562
                                                     -------       -----------

                                Total Backlog        $17,929       $18,900
                                                     =======       ===========
                                Funded Backlog       $10,499       $10,565
                                                     =======       ===========



     Total backlog represents the estimated remaining sales value of work to be performed under firm contracts or aircraft to be delivered, options for additional Gulfstream aircraft and amounts for long-term coal contracts. Funded backlog for government programs represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. As previously mentioned, data at December 31, 1998, has been restated to give recognition to the current composition of reportable segments.

Additional Financial Information

Other, Net

     In the third quarter of 1999 in connection with the acquisition of Gulfstream, the company recorded a charge to earnings of $36 (before-tax) for related costs, consisting of investment banking, legal, bank fees, accounting, printing, and regulatory filing fees. Additionally, in connection with the repayment of certain of Gulfstream's debt instruments, the company recorded in the third quarter of 1999 a one-time non-cash charge of $7 (before-tax) for the unamortized debt costs associated with these instruments.

Provision for Income Taxes

     During the first quarter of 1999, the company and the U.S. Internal Revenue Service settled refund claims for research and experimentation tax credits for the years 1981 through 1989 for approximately $334 (including before-tax interest). The company recognized a benefit of $165 (net of amounts previously recorded in 1991 and 1992), or $.82 per diluted share, as a result of this settlement. In April 1999, the company received the $334 cash refund from the IRS related to this settlement. Tax on the interest totaling approximately $65 will be paid during 1999 with the company's regular quarterly tax payments. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note L to the Consolidated Financial Statements.

Environmental Matters and Other Contingencies

     For a discussion of environmental matters and other contingencies, see Notes M and N to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not expected to be material to the company's results of operations or financial condition.

Year 2000

     The company has developed an internal Year 2000 compliance program (Y2K Project), which is focusing on three major areas of assessment, project planning and remediation with respect to Year 2000 issues (the inability of date-sensitive software and equipment to properly recognize dates beyond 1999): (1) information technology systems; (2) deliverable software (alone or as a component of another product); and (3) facilities and embedded processors. The company is working with its full-time information technology systems partner on the project. The assessment, project planning and remediation phases of the Y2K Project are essentially complete. Validation testing occurs as systems are remediated and is substantially complete. The company generally develops its deliverable software to conform with customer specifications. The company has completed the review of most of its customer contracts and specifications to determine whether any Year 2000 issues exist. Remediation efforts have been undertaken where requested, required and/or funded by the customer. Management believes the company will complete the Y2K Project on schedule and that the costs to implement will not materially impact results of operations or financial condition, as most of these costs are expected to be allowable under the company's U.S. government contracts. The company believes its total Y2K Project costs will not exceed $44.

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

     The implementation schedule, projected costs and beliefs regarding the company's Year 2000 issues detailed above are based on management's best estimates utilizing assumptions as to future events. There can be no assurance that these expectations will be realized. Based on the status of the Y2K Project and third-party surveys, however, the company does not believe there are any material risks to the company related to Year 2000 issues. The company believes its worst case Year 2000 scenario, if realized, would involve a brief slowdown of production at one or more business units which would not be expected to have a material adverse effect on financial condition or results of operations. The company engages in project reviews and internal audit activities designed to ensure Year 2000 readiness. The company has developed business continuity plans for Year 2000 and expects to test these plans during November 1999.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 137 issued in June 1999 deferred the effective date of SFAS 133 by one year. As such, the company is now required to adopt the provisions of the standard during the first quarter of 2001. Because of the company's minimal use of derivatives, it does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.


Financial Condition

Operating Activities

     Cash flows from continuing operations increased this year over last year due primarily to the cash refund the company received from the IRS related to the settlement discussed above in "Provision for Income Taxes". Excluding the cash refund and related tax effect, cash flows from continuing operations decreased this year over last year due primarily to a working capital buildup to support growth in the company's sales of commercial undersea communications equipment, as well as to the timing of pre-owned aircraft taken as trade-ins on new aircraft sales, but which have not yet been resold.


     The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

Investing Activities

     On July 30, 1999, the company acquired Gulfstream through a merger of a subsidiary of the company into Gulfstream. As a result, the holders of Gulfstream common stock became entitled to receive one share of the company's common stock for each Gulfstream share. The common stock of Gulfstream was traded on the New York Stock Exchange through the close of business on July 30, 1999, at which time there were 72,165,645 shares of Gulfstream common stock outstanding. An additional 4.1 million shares have been reserved for issuance upon the exercise of stock options which, prior to the acquisition, had been options to purchase Gulfstream common stock. Gulfstream is a leading designer, developer, manufacturer and marketer of advanced business jet aircraft. The acquisition was accounted for as a pooling of interests, and accordingly, all data for periods prior to the combination have been restated to include the accounts and results of operations of Gulfstream.

     On September 1, 1999, the company completed the acquisition of three business units comprising GTE Government Systems Corporation, a subsidiary of GTE Corporation, for $1.03 billion in cash. GTE Government Systems Corporation is a leader in the advancement of command, control, communications and intelligence systems; electronic defense systems; communication switching; and information systems for defense, government and industry in the United States and abroad. The company financed the purchase consideration through the issuance of commercial paper. As of October 3, 1999, the company had approximately $1,100 commercial paper outstanding at an average yield of approximately 5.46% with an average term of approximately 65 days. The company expects to reissue commercial paper as it matures, and has the option to extend the term up to 270 days.

     On May 3, 1999, the company paid from available funds the remaining fixed purchase consideration of $51 in cash for three individual stockholders' share of NASSCO common stock.

     The company began construction on its facility modernization project at its Bath Iron Works shipyard in late 1998. The company anticipates investing a total of approximately $200 through 2000, with approximately $70 expected to be expended during 1999.

Financing Activities

     During the third quarter of 1999, the company repaid from its available funds approximately $325 of Gulfstream's debt instruments.

     On June 23, 1999, the company's board of directors formally rescinded management's authority to repurchase shares of the company's common stock on the open market. On June 25, 1999, Gulfstream's board of directors formally rescinded management's authority to repurchase shares of its common stock on the open market.

     On March 3, 1999, the company's board of directors declared an increased regular quarterly dividend of $.24 per share.

     The company has available a $1 billion committed line of credit expiring in May 2002 and an available $400 committed line of credit expiring in December 2002, both of which back the company's commercial paper program. These credit facilities contain minimum net worth requirements.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     There were no material changes with respect to this item from the disclosure included in Management's Discussion and Analysis filed as Exhibit
99.1 to the company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1999, and incorporated herein by reference.

                                    PART II

                          GENERAL DYNAMICS CORPORATION

                               OTHER INFORMATION

                                October 3,  1999

Item 1. Legal Proceedings

     Reference is made to Note M, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for statements relevant to activities in the quarter covering certain litigation to which the company is a party.


Item 4. Submission of Matters to a Vote of Security Holders

(a) A Special Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on July 30,1999.


(b) A brief discussion of each matter voted upon at the Special Meeting and the number of votes cast is as follows:


                 Matter                                                     Votes Cast
                 ---------------------------------------------------------------------------------
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

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27 Financial Data Schedule


(b)      Reports on Form 8-K

         On August 17, 1999, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that on July 30, 1999, the company acquired Gulfstream Aerospace Corporation (Gulfstream) through a merger of a subsidiary of the company into Gulfstream. Included in the filing under Item 7, Financial Statements and Exhibits, were the following: (a) Unaudited Supplemental Consolidated Financial Statements of General Dynamics Corporation for the quarterly period ended July 4, 1999 (as restated to reflect the acquisition of Gulfstream on July 30, 1999) and (b) Management's Discussion and Analysis of General Dynamics Corporation for the quarterly period ended July 4, 1999 (as restated to reflect the acquisition of Gulfstream on July 30, 1999).

         On September 13, 1999, the company reported to the Securities and Exchange Commission under Item 5, Other Events, combined net sales, net earnings and per share data of the company and Gulfstream for the month ended August 29, 1999. The company also reported the completion of the acquisition of GTE Government Systems Corporation on September 1, 1999 and management's reevaluation of future investment in its coal operations.


                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  GENERAL DYNAMICS CORPORATION


                  by    /s/John W. Schwartz
                        ------------------------------------------------
                        John W. Schwartz
                        Vice President and Controller
                        (Authorized Officer and Chief Accounting Officer)



Dated:  November 12, 1999