Form 10-K
period 1999-12-31
GENERAL DYNAMICS CORP
filed 2000-03-27
CIK 40533

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
          Securities registered pursuant to Section 12(b) of the Act:

                                                                                     Name of Each Exchange
Title of Each Class                                                                   on Which Registered
-------------------                                                               -----------------------------
Common Stock, Par Value $1 Per Share                                              New York Stock Exchange
                                                                                  Chicago Stock Exchange
                                                                                  Pacific Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----      ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. _

         The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $6,935,120,447 at March 6, 2000.

201,281,676 shares of the registrant's common stock were outstanding at March 6, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Parts I and II incorporate information from certain portions of the registrant's Annual Report to security holders for the fiscal year ended December 31, 1999 (the 1999 Annual Report).

         Part III incorporates information from certain portions of the registrant's definitive Proxy Statement for the 2000 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

===============================================================================

         Certain sections of this Annual Report on Form 10-K contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "scheduled," "estimates," variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, aircraft production and deliveries, cash flows, contract awards, and aircraft backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company's successful execution of internal performance plans; performance issues with key suppliers and subcontractors; the status or outcome of legal and/or regulatory proceedings; the status or outcome of labor negotiations; changing customer demand or preferences for business aircraft; changes from the company's expectations with respect to its customers' exercise of business aircraft options; changing priorities or reductions in the U.S. government defense budget; termination of government contracts due to unilateral government action; and the timing and occurrence (or non-occurrence) of circumstances beyond the company's control.


                                     PART I


ITEM 1.        BUSINESS

INTRODUCTION

         The primary businesses of General Dynamics Corporation (the company) focus on business aviation, information systems, shipbuilding, marine systems, and land and amphibious combat systems. The company is a Delaware corporation formed in 1952 as successor to the Electric Boat Company. One of the company's primary operating units, General Dynamics Land Systems Inc. (Land Systems), was acquired in 1982. During the early 1990's, while the defense industry was consolidating through mergers and acquisitions, the company divested of its tactical military aircraft, missile systems and space launch systems businesses, as well as its Cessna aircraft operations. In the mid 1990's, the company began a series of acquisitions that primarily focused on defense and either directly related to its core businesses or provided opportunities within its core competencies. The company currently operates in the following business groups: Aerospace, Information Systems and Technology, Marine Systems, Combat Systems and Other.

         The Aerospace business group consists of Gulfstream Aerospace Corporation (Gulfstream), acquired on July 30, 1999.

         Information Systems and Technology includes General Dynamics Defense Systems, Inc. (Defense Systems), acquired on January 1, 1997, from Lockheed Martin Corporation; General Dynamics Advanced Technology Systems, Inc. (ATS), acquired on October 1, 1997, from Lucent Technologies; General Dynamics Information Systems, Inc. (GDIS), Computing Devices Canada Ltd., and Computing Devices Company Limited in the United Kingdom, acquired on December 31, 1997, from Ceridian Corporation; Computer Systems & Communications Corporation
(CSCC), acquired on June 30, 1998; and General Dynamics Government Systems Corporation consisting of: Communication Systems (CS), Electronic Systems (ES), and Worldwide Telecommunication Systems (WTS), acquired on September 1, 1999, from GTE Corporation.

         Marine Systems includes Electric Boat Corporation (Electric Boat); Bath Iron Works Corporation (BIW), acquired on September 13, 1995; American Overseas Marine Corporation (AMSEA); and National Steel and Shipbuilding Company (NASSCO), acquired on November 10, 1998.

         Combat Systems includes Land Systems and General Dynamics Armament Systems, Inc. (Armament Systems), acquired on January 1, 1997, from Lockheed Martin Corporation.

         The Other business group includes Freeman Energy Corporation (Freeman Energy), Material Service Corporation (Material Service), and Patriot I, II and IV Shipping Corporations (Patriots).

         For more information regarding the company's business combinations during 1999, 1998 and 1997, see Note B to the Consolidated Financial Statements on pages 43 and 44 of the 1999 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference. Information on revenues, operating profit and identifiable assets attributable to each of the company's reportable business groups is included in Note S to the Consolidated

Financial Statements on page 57 of the 1999 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 1999, and is incorporated herein by reference. A description of the company's products and services, competition, and other related information follows.

PRODUCTS AND SERVICES

AEROSPACE

         Net Sales (in millions)           1999                     1998                      1997
                                        ---------                 --------                 ---------
         New aircraft                   $   2,251                 $  1,909                 $   1,492
         Other                                658                      519                       412
                                        ---------                 --------                 ---------
                                        $   2,909                 $  2,428                 $   1,904
                                        =========                 ========                 =========

         Gulfstream is a leading designer, developer, manufacturer and marketer of technologically advanced intercontinental business jet aircraft. The company's primary aircraft products are the Gulfstream V, which serves the ultra-long range market, and the Gulfstream IV-SP, which serves the large-cabin business jet aircraft market. Gulfstream has received a total of 135 orders plus 20 options for the Gulfstream V, and has manufactured and delivered 92 of these aircraft through December 1999. Gulfstream has received a total of 435 orders plus 17 options for the Gulfstream IV/IV-SP, and has manufactured and delivered 398 of these aircraft through December 1999. See "Backlog" for a description of Gulfstream options.

         The Gulfstream V has a maximum operating speed of Mach .885. It can accommodate up to 19 passengers and has a range of up to 6,500 nautical miles. These capabilities permit routine intercontinental travel at cruising speeds comparable to commercial airline cruising speeds, while operating efficiently at altitudes as high as 51,000 feet, flying above commercial airline traffic and most adverse weather. The Gulfstream V is versatile enough to fly long-range missions, such as New York to Tokyo in approximately 14 hours, as well as high-speed missions, such as New York to London, in approximately six hours. To date, the Gulfstream V has set 65 world and national records. As confirmation of the product's innovative design and outstanding performance, the Gulfstream V received the 1997 Robert J. Collier Trophy for aeronautical achievement and was selected by the United States Air Force to provide intercontinental transportation for senior government officials and dignitaries.

         The Gulfstream IV-SP can accommodate up to 19 passengers, has a range of up to 4,220 nautical miles and a cruising speed of up to Mach .85. These capabilities permit routine intercontinental travel at cruising speeds comparable to commercial airline cruising speeds, while operating efficiently at altitudes as high as 45,000 feet, flying above commercial airline traffic and most adverse weather. The company believes that the Gulfstream IV-SP offers the best combination of large cabin size, long range, fast cruising speed and technologically advanced avionics of any large business jet aircraft in its market segment.

         In conjunction with Executive Jet (EJ), Gulfstream offers fractional ownership of Gulfstream IV-SP and Gulfstream V aircraft through its Gulfstream Shares(R) program. EJ purchases aircraft from the company and then sells ownership interests generally in one-eighth or one-quarter increments for which the customer receives 100 or 200 hours respectively of flying time per year. Through year-end 1999, Gulfstream had contracted to deliver to Executive Jet 56 aircraft plus options for an additional 22 aircraft in connection with its North American Gulfstream Shares program. Of these 78 aircraft, as of December 31, 1999, 26 were in service, with the remaining 52 aircraft expected to be delivered through 2008. During 1998, Gulfstream expanded its shares program into the Middle East, with a 12-aircraft contract with a group of Middle East investors, of which the first two aircraft are in service.

         Gulfstream also provides worldwide aircraft maintenance services and technical support for both Gulfstream and other business aircraft by integrating a network of company-owned service centers, three levels of authorized third-party service providers, worldwide parts depots, worldwide service representatives and 24 hour-a-day technical/aircraft on the ground support. There are currently almost 1,000 Gulfstream aircraft in service.

         On August 19, 1998, Gulfstream acquired K-C Aviation, Inc., previously a provider of business aviation services and the largest independent completion center for business aircraft in North America. This acquisition increased Gulfstream's capacity to accelerate its completion deliveries and its ability to provide aftermarket maintenance services, spare parts engine overhaul and auxiliary power unit service and overhaul for both Gulfstream and other business jets. As a result of the K-C Aviation acquisition, Gulfstream now offers services for Challenger, Hawker, Falcon and other aircraft types at their Appleton, WI; Dallas, TX; and Westfield, MA locations.

         In 1998, Gulfstream announced Gulfstream Lease, a venture between Gulfstream and GATX Capital. This program provides an important vehicle for new Gulfstream aircraft sales, by introducing customers with less initial capital to Gulfstream's product offerings. Gulfstream markets short-term (generally 3-5 years) operating leases, while GATX Capital provides account management services. Gulfstream also offers charter and aircraft management services, training, and through its subsidiary, Gulfstream Financial Services Corporation, aircraft financing which is provided through private label relationships with other financing institutions.

INFORMATION SYSTEMS AND TECHNOLOGY

         Net sales (in millions) for this segment were $1,422, $933 and $185 for 1999, 1998 and 1997, respectively.

         Defense Systems is the lead provider of Trident Fire Control Systems and also provides complete life cycle management of complex electronic systems for the U.S. and U.K. Navies. Defense Systems' TechSight business unit provides automated maintenance and diagnostics systems for the automotive, aircraft and manufacturing industries, and web-based training and certification in the medical, financial, legal and educational fields.

         ATS provides undersea surveillance systems for the U.S. Navy as well as command communications, control and intelligence systems and network architecture solutions for the DD 21 and LPD 17 class of ships. ATS also designs and builds power feed and terminal transmissions equipment for the commercial undersea fiber-optic communications market and cable installation services for those systems through its subsidiary, Caldwell Cable Ventures, which was acquired in August 1998. ATS also does research and development for classified U.S. government customers in the area of optical transmission systems.

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

         CS provides secure communications, computers and peripherals, and information solutions that integrate custom developed and commercial off-the-shelf products for the U.S. military, commercial, and select international markets. CS designs, integrates, and supports strategic and tactical battlefield communication systems world-wide, including the U.S. Army's Mobile Subscriber Equipment and TRI-TAC switching programs.

         ES provides systems solutions to the Department of Defense and U.S. intelligence organizations. With major facilities in California, Maryland, and Virginia, the unit has broad software and systems engineering expertise, and proven capabilities in signals intelligence, information operations, information assurance, imagery dissemination and exploitation, weather analysis systems, virtual collaboration systems and products, and other intelligence and support systems. The unit also maintains extensive field operations at government sites around the world, providing both operational and maintenance support.

         WTS engineers, furnishes and installs communications and data systems for U.S. and foreign governments and corporations. WTS specializes in asynchronous transfer mode networks, large digital switches, computer systems, satellite communications, and cellular and personal communications system networks. WTS provides worldwide life-cycle support, including operations, maintenance, logistics, managed network services, and desktop support and is also installing the Aboveground Telecommunications Backbone, a high-speed voice, video and data communications network for the Pentagon.

MARINE SYSTEMS

         Net Sales (in millions)                1999                     1998                      1997
                                             ---------                 --------                 ---------
         Nuclear submarines and related      $   1,460                 $  1,381                 $   1,321
             services
         Naval surface ships and related         1,424                      999                       839
             services
         Other                                     204                      149                        88
                                             ---------                 --------                   -------
                                             $   3,088                 $  2,529                 $   2,248
                                             =========                 ========                 =========

         Electric Boat designs, builds and supports nuclear submarines for the U.S. Navy, having contracts for the construction of the final Seawolf-class attack submarine and for the first four ships of the Virginia-class submarine. Construction work on the Virginia-class will be shared equally between Electric Boat as the prime contractor and Newport News Shipbuilding Inc. as subcontractor. In addition to nuclear submarine design and construction, Electric Boat performs a broad range of engineering work, including advanced research and technology development, systems and component design evaluation, prototype development and logistics support for the operating fleet. Electric Boat also serves as ship integrator for certain components and subassemblies of the submarines, such as electronic equipment.

         To date, BIW has been awarded contracts for the construction of 27 Arleigh Burke class destroyers (DDG 51) and plays a lead role in providing design, engineering, and ongoing life cycle support services for these ships. BIW is a member of a three-contractor team which was awarded a contract in 1996 to design and build the Navy's new class of amphibious assault ships (LPD 17). In February 2000, a contract was awarded to BIW for the construction of the third ship, LPD 19. BIW is a member, along with Ingalls Shipbuilding, a division of Litton Industries, Inc., of the DD 21 Shipbuilder Alliance, which has been awarded contracts to date for the first two phases of system concept design work for the next generation surface combatant (DD 21). BIW will serve as the Alliance prime contractor for the first phases of the DD 21 program, is leading one of the Alliance's two competing design teams and is expected to share equally with Ingalls Shipbuilding in the production of the DD 21.

         AMSEA provides ship management services for five of the U.S. Navy's Maritime Prepositioning Ships (MPS) and eleven of the U.S. Maritime Administration's Ready Reserve Force (RRF) ships. The MPS are under five-year contracts, which are renewable through the year 2011. The RRF ships are currently operating under an extension of their original five-year contract. The MPS vessels operate worldwide and the RRF vessels are normally located on the east, gulf and west coasts of the United States, with one vessel stationed in the Persian Gulf.

         NASSCO designs, builds and repairs ships for the U.S. Navy and commercial customers. Existing contracts consist of the design and construction of five sealift ships for the U.S. Navy and two roll-on/roll-off ships for a commercial customer.

COMBAT SYSTEMS

         Net Sales (in millions)           1999                     1998                      1997
                                        ---------                 --------                 ---------
         Armored combat vehicles and    $     860                 $    809                 $     791
            related services
         Other                                430                      463                       596
                                        ---------                 --------                 ---------
                                        $   1,290                 $  1,272                 $   1,387
                                        =========                 ========                 =========

         Land Systems designs and manufactures the M1 Series Abrams Main Battle Tank for the U.S. Army and various foreign governments. Land Systems also performs engineering and upgrade work, and provides support for existing armored vehicles. Production of the M1A2 was initiated in 1992 and the M1A2 SEP, the latest version of the M1, in 1999. Land Systems has two remaining production years on a multiyear contract with the U.S. Army to upgrade approximately 600 tanks from the M1 to the M1A2 and M1A2 SEP configurations.

         Land Systems is also under contract for the development of several other major armored vehicle systems and components, including wheeled weapons stations, engines and turret drive systems. The U.S. Marine Corps selected and awarded Land Systems a development contract for the Advanced Amphibious Assault Vehicle (AAAV), including prototype design and construction. Three prototypes are currently under contract. Land Systems also continues work on the Army's Crusader Self-Propelled Howitzer development program of which the company's share of the program approximates 25 percent. In addition to these programs, Land Systems, through existing capabilities and teaming arrangements, is able to offer a wide array of vehicles to fill the U.S. Army's emerging requirements for medium armored vehicles.

         Armament Systems designs, develops and produces advanced gun and ammunition handling systems for applications on various land, sea and air platforms. Armament Systems is also a leader in the production of ammunition products. Armament Systems is the sole producer of the Hydra-70 2.75" air-to-ground rocket, having produced over 600,000 to date. In November 1998, Armament Systems formed a joint venture with another company that consolidated two of the U.S. Army's largest ammunition production facilities. Previously a consolidated subsidiary, the company's Milan Army Ammunition Plant is now part of the unconsolidated joint venture, American Ordnance L.L.C.

OTHER

         Net Sales (in millions)           1999                     1998                      1997
                                        ---------                 --------                 ---------
         Aggregates                     $     125                 $    123                 $     110
         Coal mining                          100                       88                       107
         Other                                 25                       25                        25
                                        ---------                 --------                 ---------
                                        $     250                 $    236                 $     242
                                        =========                 ========                 =========

         Material Service is engaged in the mining and sale of aggregates (stone, sand and gravel) for use in the construction of highways and other infrastructure projects, and for commercial and residential building construction primarily in northern and central Illinois as well as Indiana. This business is cyclical and seasonal in nature.

         Freeman Energy mines coal, producing approximately 4-5 million tons in each of the last three years. Freeman Energy owns or leases rights to over 600 million tons of coal reserves in Illinois.

         Patriots are financing subsidiaries that lease liquefied natural gas tankers to a nonaffiliated company.

COMPETITION

BUSINESS AIRCRAFT

     The business aircraft market generally is divided into four segments of aircraft - light, medium, large and ultra-long range - either designed or converted for business use. The Gulfstream IV-SP competes in the large cabin business aircraft market segment with the Bombardier Challenger, the Dassault Falcon 900EX and 900C, and the recently announced Fairchild Envoy 7. The Gulfstream V competes in the ultra-long range business aircraft market segment against the Boeing Business Jet, Bombardier Global Express and the Airbus A-319CJ. The company believes that it competes favorably in its markets on the basis of the performance characteristics of its aircraft, the quality and timeliness of the service it provides as well as its innovative marketing techniques. In addition, the company was able to certify the Gulfstream V significantly in advance of its competition and obtain a substantial market lead. The company believes its aircraft's operating costs are comparable to or lower than those of its competitors and that its products are competitively priced.

U.S. GOVERNMENT DEFENSE CONTRACTS

     Historically, competition for U.S. government defense contracts was characterized by a number of major companies competing for a variety of contracts. The customer's procurement policy generally required competitive bids based on strict specifications. In addition, the customer often awarded contracts to more than one company in order to ensure competition on subsequent contracts.

     During the last decade, because of reduced defense spending, the defense industry consolidated through mergers and acquisitions to maintain critical mass, resulting in fewer and larger competitors. With fewer but more complex programs in competition, companies frequently have formed strategic alliances to pursue these programs. The Department of Defense faces challenges as it must address industrial base issues while assessing competing needs between and among the various branches of the service. Finally, Congress continues to be very influential in its role of determining funding levels and priorities. As a result, the defense procurement policy is evolving and will be affected by these various and sometimes conflicting factors.

     A discussion of competition on individual defense programs is included in Management's Discussion and Analysis of the Results of Operations and Financial Condition on pages 25 through 37 of the 1999 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

CUSTOMERS

COMMERCIAL

         Thirty-one percent of the company's sales are to commercial customers and primarily include sales of Gulfstream aircraft to national and multinational corporations. The aircraft are operated by customers in a wide spectrum of industries and customer groups including: pharmaceuticals, consumer goods, high technology, energy, industrial manufacturing, finance, insurance, real estate, mining, transportation, communications, public utilities, the retail trade and individuals.

U.S. GOVERNMENT

         The company's defense businesses represent the majority of its U.S. government sales. Net sales to the U.S. government include Foreign Military Sales (FMS), which are sales to foreign governments through the U.S. government, whereby the company contracts with and receives payment from the U.S. government and the U.S. government assumes the risk of collection from the customer. Historically, the company's largest FMS sales were M1 tanks and related services, including training in operation and maintenance, and other logistical support. U.S. government sales were as follows (dollars in millions):

                                                                     Year Ended December 31
                                                            --------------------------------------
                                                             1999            1998           1997
                                                            ------         -------         ------
                 Domestic                                   $5,104         $4,121          $3,544
                 FMS                                            99            175             166
                                                            ------         ------          ------
                     Total U.S. government                  $5,203         $4,296          $3,710
                                                            ======         ======          ======
                 Percent of net sales                           58%            58%             62%

         All U.S. government contracts related to the company's defense businesses are terminable at the convenience of the U.S. government, as well as for default. Under contracts terminable at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminated for default generally provide that the U.S. government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages.

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

INTERNATIONAL

         The majority of the company's sales for the past three years were derived from operations in the United States. At the end of 1997, the company expanded its geographic presence through the acquisition of Computing Devices Canada Ltd. and Computing Devices Company Limited in the United Kingdom. Direct foreign sales, including international operations, were $966 million, $1,111 million and $633 million in 1999, 1998 and 1997, respectively, and were primarily related to the export of business aircraft. For the year ended December 31, 1999, sales and operating earnings from international operations were 3.2% and 2.8% of consolidated sales and operating earnings, respectively. Identifiable assets of operations domiciled outside the U.S. were 5.5%, 7.3% and 7.8% of total identifiable assets at December 31, 1999, 1998 and 1997, respectively, and consisted primarily of goodwill and intangible assets. For information regarding sales by geographic region, see Note S to the Consolidated Financial Statements on page 58 of the 1999 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

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

RESEARCH AND DEVELOPMENT

         Research and development activities in the Aerospace group are primarily internally funded product enhancement and product development programs for Gulfstream aircraft. Research and development activities in the Information Systems and Technology, Marine Systems and Combat Systems groups are conducted principally under U.S. government contracts. These research efforts have been and continue to be concerned with developing products for large systems development programs or performing work under research and development technology contracts. Each of the company's defense businesses also engages in independent research and development, of which a significant portion is recovered through overhead charges to U.S. government contracts. Company-sponsored research and development began increasing in 1998 due primarily to the growth in business through acquisitions in the Information Systems and Technology group. This group conducts research and development primarily under classified programs.

         Research and development expenditures (in millions) by type follows:

                                                                     Year Ended December 31
                                                              ---------------------------------
                                                              1999           1998          1997
                                                              ----           ----          ----
                 Company-sponsored                           $ 103         $  103         $   66
                 Customer-sponsored                            116            114             58
                                                              ----           ----          -----
                                                             $ 219         $  217         $  124
                                                             =====         ======         ======

BACKLOG

     Summary backlog information (in millions) for each business group follows:



                                                                                                                   1999 Total
                                                                 December 31                                      Backlog Not
                                   ------------------------------------------------------------------------      Expected to Be
                                                 1999                                   1998                     Filled in 2000
                                   ---------------------------------     ----------------------------------     ----------------
                                      Firm                                  Firm
                                   Contracts    Options      Total        Contracts    Options      Total
                                   ---------    -------      -----        ---------    -------      -----
              Aerospace            $   2,574   $   1,179   $   3,753      $   3,302   $  1,000    $  4,302         $   1,961
                                   =========   =========   =========      =========   ========    ========         =========


                                                                                                                       1999 Total
                                                                     December 31                                      Backlog Not
                             -----------------------------------------------------------------------------------     Expected to Be
                                                     1999                                   1998                     Filled in 2000
                             ------------------------------------------     ------------------------------------     ---------------
                             Funded        Unfunded         Total            Funded        Unfunded        Total
                             ------        --------         -----            ------        --------        -----
 Information Systems
   and Technology            $  1,952        $     48      $   2,000         $     816       $     76   $      892        $      578
 Marine Systems                 5,529           6,079         11,608             5,071          6,494       11,565             8,553
 Combat Systems                 1,116             480          1,596               843            736        1,579               751
 Other                            494              29            523               533             29          562               494
                            ---------     -----------     ----------          --------     ----------    ---------       -----------
 Total defense
   and other backlog         $  9,091       $   6,636       $ 15,727         $   7,263      $   7,335   $   14,598        $   10,376
                             ========     ===========     ==========         =========      =========   ==========        ==========

         Total backlog represents the estimated remaining sales value of work to be performed under firm contracts or aircraft to be delivered, options for the purchase of additional aircraft and amounts for long-term coal contracts. Aircraft backlog under firm contracts includes orders for which the company has entered into a definitive purchase contract with no significant contingencies and has received a significant non-refundable deposit from the customer. Aircraft options primarily include agreements with customers in connection with the company's fractional ownership and operating lease programs to grant them the option to subsequently purchase additional aircraft upon defined terms and conditions. Funded backlog for government programs represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. For further discussion, see Management's Discussion and Analysis of the Results of Operations and Financial Condition on pages 25 through 37 of the 1999 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

REGULATORY CONTROLS - BUSINESS AIRCRAFT

         In order for an aircraft model to be manufactured for sale, the Federal Aviation Administration (FAA) must issue a Type Certificate and a Production Certificate for the aircraft model and, in order for an individual aircraft to be operated, an Airworthiness Certificate. Type Certificates are issued by the FAA when an aircraft model is determined to meet certain performance, environmental, safety and other technical criteria. The Production Certificate ensures that the aircraft is built to specifications approved under the Type Certificate. An Airworthiness Certificate is issued for a particular aircraft when it is certified to have been built in accordance with specifications approved under the Type Certificate for that particular model aircraft. Gulfstream has never had a Type Certificate or a Production Certificate suspended, nor had any jet aircraft grounded as the result of regulatory action.

         All of the company's aircraft models comply with all currently applicable federal laws and regulations pertaining to aircraft noise and engine emissions. Due to their weight (under 75,000 pounds) all Gulfstream II, III, IV, and IV-SP aircraft are currently exempt from the FAA Stage 3 (most stringent) noise requirements. Notwithstanding federal requirements, foreign and local jurisdictions and airport authorities may establish more stringent restrictions pertaining to aircraft noise. Such local and foreign regulations in several locations currently restrict the operation of certain jet aircraft, including the Gulfstream II, IIB, and III, and certain of their competitors from landing or taking off during late evening and early morning hours. Each of the Gulfstream IV, IV-SP, and V aircraft produce noise levels below the FAA's Stage 3 and International Civil Aviation Organization's most stringent noise ceilings.

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

         Federal, state and local requirements relating to the discharge of materials into the environment and other factors affecting the environment have had and will continue to have an impact on the manufacturing operations of the company. Thus far, compliance with the requirements has been accomplished without material effect on the company's capital expenditures, earnings or competitive position. While it is expected that this will continue to be the case, the company cannot assess the possible effect of compliance with future requirements. Additional information relating to the impact of environmental controls is included under the caption "Environmental" in Note O to the Consolidated Financial Statements on page 51 of the 1999 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 1999, and incorporated herein by reference.

PATENTS

         Numerous patents and patent applications are owned by the company and utilized in its defense business development activities and manufacturing operations. In many cases, however, the U.S. government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the government may use or authorize others to use the inventions covered by the patents. Pursuant to similar arrangements, the government may consent to the company's use of inventions covered by patents owned by other persons. Patents and licenses are important in the operation of the company's defense businesses, as one of management's key objectives is developing and providing its customers with advanced technological solutions.

EMPLOYEES

         At December 31, 1999, the company had 43,400 employees (excluding contract labor), of whom 30 percent were covered by collective bargaining agreements with various unions, the most significant of which are the International Association of Machinists and Aerospace Workers, the Marine Draftsmen's Association, the Metal Trades Council of New London, Connecticut and the United Auto Workers Union. Several agreements are due to expire during 2000, the most significant of which is the International Association of Machinists and Aerospace Workers.


ITEM 2.    PROPERTIES

         PRINCIPAL BUSINESS GROUPS.   A summary of floor space at the main
facilities of the Aerospace, Information Systems and Technology, Marine Systems and Combat Systems business groups follows (square feet in millions):

                                                          COMPANY                      GOVERNMENT
                                                           OWNED          LEASED        FURNISHED
                                                        FACILITIES      FACILITIES     FACILITIES       TOTAL
 AEROSPACE:                                             ----------      ----------     ----------       -----
  Gulfstream
          Savannah, GA (Factory/Office)                        1.5                                         1.5
          Brunswick, GA (Service/Completion Center)                           0.1                          0.1
          Long Beach, CA (Service/Completion Center)           0.3            0.1                          0.4
          Dallas, TX (Service/Completion Center)               0.2            0.1                          0.3
          Appleton, WI (Service/Completion Center)             0.1                                         0.1
          Westfield, MA (Service Center)                       0.1                                         0.1
          Oklahoma City, OK (Factory)                                         0.5                          0.5
          Mexicali, Mexico (Factory)                                          0.1                          0.1

                                                        ----------      ----------     ----------      --------
 TOTAL AEROSPACE                                               2.2            0.9             0.0          3.1
                                                        ==========      ==========     ==========      ========

                                                                    COMPANY                                GOVERNMENT
                                                                     OWNED               LEASED             FURNISHED
                                                                  FACILITIES           FACILITIES          FACILITIES         TOTAL
 INFORMATION SYSTEMS AND TECHNOLOGY:                              ----------           ----------          ----------         -----
 Defense Systems
         Pittsfield, MA (Labs)                                                                                   0.9           0.9
 Advanced Technology Systems
         Greensboro, NC (Factory)                                       0.1                 0.3                                0.4
         Whippany, NJ (Office/Labs)                                                         0.2                                0.2
 General Dynamics Information Systems
         Bloomington, MN (Office)                                                           0.5                                0.5
 Computing Devices Canada, Ltd.
         Ottawa, Ontario (Office/Plant)                                 0.2                 0.1                                0.3
         Calgary, Alberta (Office)                                      0.2                                                    0.2
 Communication Systems
         Needham Heights, MA (Office)                                   0.3                 0.1                                0.4
         Taunton, MA (Office/Factory)                                   0.1                 0.3                                0.4
 Electronic Systems
         Mountain View, CA (Office/Factory)                             0.2                 0.4                                0.6
 Worldwide Telecommunication Systems
         Needham Heights, MA (Office)                                   0.1                                                    0.1
         Chantillly, VA (Office)                                                            0.1                                0.1
         Colorado Springs, CO (Office/Lab)                              0.1                                                    0.1
         Ft. Gordon, GA (Office/Lab)                                                                             0.2           0.2
                                                                  ----------           ----------          ----------      --------
 TOTAL INFORMATION SYSTEMS AND TECHNOLOGY                               1.3                 2.0                  1.1           4.4
                                                                  ==========           ==========          ==========      ========

 MARINE SYSTEMS:

 Electric Boat
         Groton, CT (Shipyard)                                          2.8                 0.1                                2.9
         Quonset Point, RI (Plant/Warehouse)                            0.4                 1.1                                1.5
         Avenel, NJ (Land/Plant)                                        0.4                                                    0.4
 Bath Iron Works
         Bath, ME (Shipyard)                                            1.1                                                    1.1
         East Brunswick, ME (Warehouse)                                 0.6                                                    0.6
         Portland, ME (Shipyard)                                                            0.1                                0.1
 National Steel and Shipbuilding Company
         San Diego, CA (Shipyard)                                       0.2                 6.0                                6.2
                                                                  ----------           ----------          ----------      --------
 TOTAL MARINE SYSTEMS                                                   5.5                 7.3                  0.0          12.8
                                                                  ==========           ==========          ==========      ========

                                                                    COMPANY                                GOVERNMENT
                                                                     OWNED               LEASED             FURNISHED
                                                                  FACILITIES           FACILITIES          FACILITIES         TOTAL
                                                                  ----------           ----------          ----------         -----
 COMBAT SYSTEMS:
 Land Systems
      Lima, OH (Plant)                                                                                           1.6           1.6
      Muskegon, MI (Plant)                                              1.0                 0.1                                1.1
      Scranton, PA (Plant)                                                                  0.3                                0.3
      Woodbridge, VA (Office)                                           0.1                                                    0.1
      Tallahassee, FL (Plant/Office)                                                        0.1                                0.1
      Sterling Heights, MI (Warehouse)                                  0.6                                                    0.6
      Anniston, AL (Plant/Warehouse)                                                                             0.1           0.1
      Imperial, CA (Plant/Warehouse)                                                        0.1                                0.1
      Shelby Township, MI (Plant)                                       0.1                                                    0.1
  Armament Systems
      Burlington, VT  (Plant/Office)                                    0.6                                                    0.6
                                                                  ----------           ----------          ----------      --------
 TOTAL COMBAT SYSTEMS                                                   2.4                 0.6                  1.7           4.7
                                                                  ==========           ==========          ==========      ========


         In 1997, BIW began a project to construct a fifteen acre land level transfer facility and manufacturing support center, and a 750-foot dry-dock in Bath, Maine to modernize its facility. The company plans to invest over $200 million through 2000 on this project.

         OTHER. Freeman Energy operates two underground coal mines and one surface coal mine in Illinois. Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output. Material Service operates several stone quarries, as well as sand and gravel pits and yards in the Chicago, Illinois and Indiana areas for its aggregates business.

         REAL ESTATE HELD FOR DEVELOPMENT. As part of the divestiture of certain of the company's businesses during 1992 to 1994, specific properties were retained by the company. The company developed plans and marketing efforts which are intended to maximize the market value of these properties. In 1997, two buildings and 55 acres in Rancho Cucamonga, California were sold. In 1998, a 232-acre site in the Kearny Mesa section of San Diego was sold. The remaining properties include approximately 2,200 acres in Sycamore Canyon, San Diego, California and 308 acres in Rancho Cucamonga, California. Most of this property is undeveloped. The company owns approximately 20,000 square feet of building space at Rancho Cucamonga and approximately 200,000 square feet of building space at Sycamore Canyon.

         GENERAL. The company believes that its main facilities are adequate for the present needs of the company and its subsidiaries and, as supplemented by planned improvements and construction, are expected to remain adequate for the foreseeable future.


ITEM 3.        LEGAL PROCEEDINGS

         The information under the captions "Litigation" and "Environmental" in Note O and the information in Note P to the Consolidated Financial Statements appearing on pages 50 through 52 of the 1999 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 1999, as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the company's security holders during the fourth quarter of the year ended December 31, 1999.

SUPPLEMENTARY ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age, offices and positions held for the last five years of the company's executive officers who are not directors are as follows:

                                                                                                         AGE AT
                                                                                                       DECEMBER 31
                                         NAME, POSITION AND OFFICE                                        1999
                                         -------------------------                                  ---------------
David D. Baier -- Vice President Taxes since August 1995; Staff Vice President Taxes                        45
    March 1994 -- August 1995

G. Kent Bankus -- Vice President Government Relations since April 1993                                      57

W.W. Boisture, Jr. -- Executive Vice President since July 1999; President and Chief Operating               55
    Officer, Gulfstream Aerospace Corporation  since December 1998, Executive Vice President,
    Gulfstream Aerospace Corporation February 1994 -- December 1998

Allan C. Cameron -- Vice President of the company and President of Bath Iron Works since                    53
    March 1996; Executive Vice President and Chief Operating Officer of Bath Iron Works
    July 1994 -- March 1996

Michael E. Chandler -- Vice President of the company and President of General Dynamics Worldwide            55
    Telecommunication Systems since February 2000; President, Worldwide Telecommunication
    Systems September 1999 -- February 2000; Vice President and General Manager, GTE Government
    Systems Worldwide Telecommunication Systems Division November 1997 -- September 1999;
    Vice President and General Manager, GTE Government Systems Electronic Systems Division
    October 1995 -- November 1997

Chris A. Davis -- Vice President of the company since July 1999; Executive Vice President and               49
    Chief Financial and Administrative Officer, Gulfstream Aerospace Corporation since July
    1993

Gerard J. DeMuro -- Vice President of the company and President of General Dynamics Communication           44
    Systems since February 2000; President of General Dynamics Communication Systems September
    1999 -- February 2000; Vice President and General Manager, GTE Government Systems
    Communications Systems Division October 1997 -- September 1999; Vice President and General
    Manager -- MSE/TRITAC GTE Government Systems--Communication Systems Division October
    1994 -- October 1997

Gordon R. England -- Executive Vice President since March 1997; President, Lockheed Martin                  62
    Corporation Fort Worth March 1993 -- March 1995

James I. Finley -- Vice President of the company and President of General Dynamics Information              53
    Systems since January 1998; Vice President, Government Information Systems November 1995 --
    December 1997; Vice President Programs and Engineering, Westinghouse/United
    Technologies 1990 -- October 1995

David H. Fogg -- Vice President and Treasurer since March 1998; Staff Vice President and                    44
    Treasurer November 1994 -- March 1998

Charles M. Hall -- Vice President of the company and President of Land Systems since September              48
    1999; Vice President, Production and Delivery March 1997 -- September 1999; Vice President
    and General Manager, Domestic Operations January 1994 -- March 1997

                                                                                                         AGE AT
                                                                                                       DECEMBER 31
                                         NAME, POSITION AND OFFICE                                        1999
                                         -------------------------                                  ---------------
David K. Heebner -- Vice President Strategic Planning since January 2000; Lieutenant General and            54
    and Assistant Vice Chief of Staff, U.S. Army, July 1997 -- November 1999; Director of
    Program Analysis and Evaluation, Office of the Chief of Staff, U.S. Army, August 1994 --
    July 1997

Kenneth A. Hill -- Vice President Information Technology since April 1997; Staff Vice President             50
    Personnel Relations November 1994 -- April 1997

Linda P. Hudson -- Vice President of the company and President of Armament Systems                          49
    since May 1999; Staff Vice President Business Development August 1997 -- May 1999;
    President, Ordnance Systems January 1997 -- August 1997; President Martin Marietta/
    Lockheed Martin Ordnance Systems January 1994 -- January 1997

Raymond E. Kozen -- Vice President Special Projects since January 2000: Vice President Planning             58
    and Analysis March 1997 -- January 2000; Staff Vice President for Special Projects
    December 1987  -- March 1997

Michael J. Mancuso -- Senior Vice President and Chief Financial Officer since March 1997;                   57
    Vice President and Chief Financial Officer November 1994 - March 1997

Charles E. McQueary -- Vice President of the company and President of Advanced Technology                   60
    Systems since October 1997; President, Advanced Technology Systems, AT&T/Lucent
    Technologies January 1994 -- September 1997

Kendell Pease -- Vice President Communications since May 1998; Rear Admiral and Chief                       54
    Information Officer, U.S. Navy, August 1992 -- May 1998

David A. Savner  -- Senior Vice President and General Counsel, Secretary since May 1999; Senior             55
    Vice President - Law and Secretary April 1998 -- May 1999; Senior Partner of Jenner & Block
    May 1987 -- April 1998

Daniel P. Schmutte -- Vice President of the company and President of Defense Systems since                  49
    February 1997; Vice President Operations August 1995 -- February 1997; Staff Vice
    President and Assistant to the President/Chief Executive Officer June 1993 -- August 1995

John W. Schwartz -- Vice President and Controller since March 1998; Staff Vice President                    43
    and Controller November 1994 -- March 1998

David E. Scott -- Vice President of the company and President of Computing Devices                          54
    Canada since February 1998; President Computing Devices Canada June 1997 --
    January 1998; Vice President Communications Division November 1990 -- May 1997

                                                                                                         AGE AT
                                                                                                       DECEMBER 31
                                         NAME, POSITION AND OFFICE                                        1999
                                         -------------------------                                  ---------------
John F.  Stewart -- Vice President of the company and President of General Dynamics Electronic               55
    Systems since February 2000; President of General Dynamics Electronic Systems September 1999 --
    February 2000; Vice President and General Manager, GTE Government Systems, Electronic
    Systems Division November 1997 -- September 1999; Vice President and General Manager,
    GTE Government Systems, Information Operations December 1995 -- November 1997; Vice
    President and General Manager, Battle Command and Intelligence, Cubic Applications Corp.,
    December 1994 -- December 1995

Michael W. Toner  -- Vice President of the company and President of Electric Boat since January              56
    2000, Senior Vice President Electric Boat June 1998 -- January 2000; Vice President- Innovation
    October 1995 -- June 1998

James E. Turner, Jr. -- Retired January 2000; President and Chief Operating Officer June 1997 --             65
    January 2000; Executive Vice President of the Marine Group October 1995 -- June 1997;
    Executive Vice President of the company and President of Electric Boat April 1993 --
    October 1995

Arthur J. Veitch -- Senior Vice President since September 1999; Vice President of the company                53
    and President of  Land Systems February 1997--September 1999; Vice President of the
    company and Senior Operating Officer of  Land Systems August 1995 -- February 1997;
    Division Vice President and General Manager of the company's Convair Division
    August 1992 -- August 1995

Richard H. Vortmann -- Vice President of the company and President of NASSCO since                           55
    February 1999; President, Chief Executive Officer and Chairman of the Board of NASSCO
    April 1989 -- February 1999

John K. Welch -- Senior Vice President since January 2000; Vice President of the company and President       49
    of Electric Boat October 1995 - January 2000

W. Peter Wylie -- Vice President Human Resources and Administration since August 1995                        60


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

                                    PART II


ITEM 5.        MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

         The company's common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

         On October 25, 1999, the company issued 15,424 shares of common stock to James D. Caldwell in connection with the company's acquisition of Caldwell's Diving Company, Inc. and Cable Ventures Inc. (now known as Caldwell Cable Ventures, Inc.). In connection with this share issuance, the company claims exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the fact that the transaction did not involve any public offering of securities.

         The high and low sales price of the company's common stock and the cash dividends declared with respect to the company's common stock for each quarterly period during the two most recent fiscal years are included in Note T to the Consolidated Financial Statements appearing on page 58 of the 1999 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 1999, as Exhibit 13, and are incorporated herein by reference.

         There were 19,379 holders of record of the company's common stock at December 31, 1999.


ITEM 6.        SELECTED FINANCIAL DATA

         The "Selected Financial Data" appearing on page 60 of the 1999 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 1999, as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The "Management's Discussion and Analysis of the Results of Operations and Financial Condition" appearing on pages 25 through 37 of the 1999 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 1999, as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 7A.       QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         The information appearing under the caption "Market Risk" on page 34 of the 1999 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 1999, as Exhibit 13, is incorporated herein by reference in response to this item.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Report of Independent Public Accountants appearing on pages 38 through 60 of the 1999 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 1999, as Exhibit 13, are incorporated herein by reference in response to this item.


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

                                    PART IV


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

         The Report of Independent Public Accountants and Consolidated Financial Statements appearing in the 1999 Annual Report on the pages listed in the following index are included in this Annual Report on Form 10-K for the year ended December 31, 1999, as Exhibit 13, and are incorporated herein by reference.

                                                                                                  Page of
                                                                                                    1999
                                                                                                   Annual
                                                                                                   Report
                                                                                                ------------
                Report of Independent Public Accountants                                             59

                Consolidated Financial Statements:

                     Consolidated Statement of Earnings                                              38

                     Consolidated Balance Sheet                                                      39

                     Consolidated Statement of Cash Flows                                            40

                     Consolidated Statement of Shareholders' Equity                                  41

                     Notes to Consolidated Financial Statements (A to T)                            42-58

             2.  Financial Statement Schedules

         No schedules are submitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

             3. Exhibits--See Index on pages 19 through 22 of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         None.

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


                                                            GENERAL DYNAMICS CORPORATION


                                                            By:  /s/ John W. Schwartz
                                                                 --------------------
                                                                 John W. Schwartz
                                                                 Vice President and Controller

March 27, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2000, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ Nicholas D. Chabraja                           Chairman, Chief Executive Officer and Director
------------------------
Nicholas D. Chabraja                               (Principal Executive Officer)

/s/ Michael J. Mancuso                             Senior Vice President and Chief Financial Officer
----------------------
Michael J. Mancuso                                 (Principal Financial Officer)

/s/ John W. Schwartz                               Vice President and Controller
--------------------
John W. Schwartz                                   (Principal Accounting Officer)

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


                                                   /s/ David A. Savner
                                                   -------------------
                                                   David A. Savner
                                                   Secretary

                INDEX TO EXHIBITS - GENERAL DYNAMICS CORPORATION
                           COMMISSION FILE NO. 1-3671


   Note        Exhibit
Number         Number                                        Description
------         ------                                        -----------
  (18)         3-1B           --Restated Certificate of Incorporation, effective August 2, 1999
  (12)         3-2D           --Bylaws as amended effective October 1, 1997
  (11)         4              --Letter re agreement to furnish copy of indenture
   (1)         10-1A          --Amendment of Mining Leases between American National Bank and Trust of Chicago, Trustee, and La
                                Salle National Bank, Trustee, to Freeman Coal Mining Corporation, dated January 1, 1960
   (1)         10-1B          --Amendatory Agreement between Freeman United Coal Mining Company and American National Bank and Trust
                                Company, as Trustee, and La Salle National Bank, as Trustee, dated January 1, 1975
                                Company, as Trustee, and La Salle National Bank, as Trustee, dated January 1, 1975
  *(3)         10-6A          --General Dynamics Corporation Incentive Compensation Plan adopted February 3, 1988, approved by the shareholders on May 4, 1988
  *(4)         10-6B          --General Dynamics Corporation Incentive Compensation Plan (as amended), approved by shareholders on
                                May 1, 1991
   (4)         10-7E          --Facilities Contract DAAE07-90-E-A001 dated June 24, 1990, between General Dynamics Land Systems,
                                Inc. and the United States relating to government-owned facilities and equipment at the Lima Army
                                Tank Plant, Lima, Ohio
  (11)         10-14A         --Lease Agreement dated December 20, 1996, between Electric Boat Corporation and the Rhode Island
                                Economic Development Corporation
   (9)         10-25          --Lease Agreement dated January 14, 1982, between Bath Iron Works Corporation and the City of
                                Portland, Maine, relating to pier facilities in the Portland, Maine harbor
   (9)         10-26          --Lease Agreement dated January 14, 1982, between Bath Iron Works Corporation and the State of  Maine, relating to a dry dock facility in the Portland, Maine harbor
  (10)         10-28          --Asset Purchase and Sale Agreement, dated November 6, 1996, as amended December 20, 1996,  between the company and Lockheed Martin Corporation
 *(11)         10-29          --Employment agreement between the company and Nicholas D. Chabraja dated November 12, 1996
 *(11)         10-30          --General Dynamics Corporation Incentive Compensation Plan adopted February 5, 1997, approved by shareholders on May 7, 1997
 *(12)         10-31          --Retirement Benefit Agreement between the company and Gordon R. England dated February 14, 1997
  (12)         10-32          --Credit Enhancement Agreement between Bath Iron Works Corporation and the City of Bath,  Maine dated
                                September 19, 1997, relating to the development program of facilities in Bath, Maine
 *(12)         10-33          --Retirement Benefit Agreement between the company and Michael J. Mancuso dated March 6, 1998
 *(12)         10-34          --Consulting agreement between the company and Paul G. Kaminski dated August 18, 1997
  (13)         10-36          --Stock Purchase Agreement dated as of October 8, 1998, between the company and NASSCO Holdings
                                Incorporated and the stockholders of NASSCO Holdings Incorporated
 *(14)         10-37          --Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998

                INDEX TO EXHIBITS - GENERAL DYNAMICS CORPORATION
                           COMMISSION FILE NO. 1-3671


  Note         Exhibit
Number         Number                                        Description
------         ------                                        -----------
 (14)          10-38          --Lease Agreement dated January 1, 1991, between National Steel and Shipbuilding Company and the San
                                Diego Unified Port District, relating to facilities in the San Diego, California harbor
 (14)          10-38A         --Amendment of Lease Agreement between National Steel and Shipbuilding Company and the San Diego
                                Unified Port District, dated December 6, 1994
 (14)          10-39          --Capital Construction Fund Agreement, dated September 13, 1988, between National Steel and
                                Shipbuilding Company and the United States of America, represented by the Maritime Administrator,
                                Department of Transportation
 (14)          10-39A         --Capital Construction Fund Agreement-Addendum No. 1, dated September 13, 1988, between National Steel and Shipbuilding Company and the United States of America, represented by the Maritime
                                Administrator, Department of Transportation
 (14)          10-39B         --Capital Construction Fund Agreement-Addendum No. 2, dated October 29, 1992, between National Steel and Shipbuilding Company and the United States of America, represented by the Maritime
                                Administrator, Department of Transportation
 (14)          10-39C         --Capital Construction Fund Agreement-Addendum No. 3, dated August 27, 1993, between National Steel and Shipbuilding Company and the United States of America, represented by the Maritime
                                Administrator, Department of Transportation
 (14)          10-39D         --Capital Construction Fund Agreement-Addendum No. 4, dated August 28, 1997, between National Steel and Shipbuilding Company and the United States of America, represented by the Maritime
                                Administrator, Department of Transportation
 (14)          10-39E         --Capital Construction Fund Agreement-Addendum No. 5, dated October 29, 1997, between National Steel and Shipbuilding Company and the United States of America, represented by the Maritime
                                Administrator, Department of Transportation
               10-39F         --Capital Construction Fund Agreement-Addendum No. 6, dated August 16, 1999, between National Steel and Shipbuilding Company and the United States of America, represented by the Maritime
                                Administrator, Department of Transportation
 (16)          10-40          --Agreement and Plan of Merger dated May 16, 1999, between General Dynamics Corporation, Tara
                                Acquisition Corporation and Gulfstream Aerospace Corporation
 (16)          10-41          --Voting Agreement dated May 16, 1999, between General Dynamics Corporation and certain stockholders of Gulfstream Aerospace Corporation
 (17)          10-42          --Stock Purchase Agreement (without Schedules and Exhibits) dated as of June 21, 1999, between
                                General Dynamics, Contel Federal Systems, Inc. and GTE Corporation
 (18)          10-43          --Registration Agreement dated as of July 30, 1999, between General Dynamics Corporation and certain stockholders of Gulfstream Aerospace Corporation
  *            10-44          --Consulting Agreement between the company and James E. Turner, Jr., dated January 12, 2000
               13             --1999 Annual Report (pages 25 through 60)
               21             --Subsidiaries
               23             --Consent of Arthur Andersen LLP
               23-A           --Consent of Deloitte & Touche LLP
               24             --Power of Attorney of the Board of Directors
               27             --Financial Data Schedule
               27-A           --Restated Financial Data Schedule for the six months ended July 4, 1999
               27-B           --Restated Financial Data Schedule for the three months ended April 4, 1999
               27-C           --Restated Financial Data Schedule for the year ended December 31, 1998
               27-D           --Restated Financial Data Schedule for the nine months ended September 27, 1998
               27-E           --Restated Financial Data Schedule for the six months ended June 28, 1998
               27-F           --Restated Financial Data Schedule for the three months ended March 29, 1998
               99             --Independent Auditors' Report- Deloitte & Touche LLP

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                NOTES TO EXHIBITS - GENERAL DYNAMICS CORPORATION
                           COMMISSION FILE NO. 1-3671


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

 (5)     Not used.

 (6)     Not used.

 (7)     Not used.

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

(12) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1997, and filed with the Commission March 18, 1998, and incorporated herein by reference.

(13) Filed as an exhibit to the company's current report on Form 8-K filed with the Commission November 25, 1998, and incorporated herein by reference.

(14) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1998, and filed with the Commission March 18, 1999, and incorporated herein by reference.

(15)     Not used.

(16) Filed as an exhibit to the company's quarterly report on Form 10-Q for the quarterly period ended April 4, 1999, and filed with the Commission May 18, 1999, and incorporated herein by reference.

(17) Filed as an exhibit to the company's current report on Form 8-K filed with the Commission June 24, 1999, and incorporated herein by reference.

(18) Filed as an exhibit to the company's current report on Form 8-K filed with the Commission August 11, 1999, and incorporated herein by reference.

              INDEX TO EXHIBITS - GULFSTREAM AEROSPACE CORPORATION
                          COMMISSION FILE NO. 1-8461*


The following exhibits are included in this Annual Report on Form 10-K of General Dynamics Corporation, but were filed by Gulfsteam Aerospace Corporation prior to the acquisition of Gulfstream by General Dynamics Corporation.


 Note          Exhibit
Number         Number                                        Description
------         ------                                        -----------
**(1)          10.2            --Gulfstream Aerospace Corporation Supplemental Executive Retirement Plan, effective as of April 1,
                                 1991
**(1)          10.3            --Gulfstream Aerospace Corporation November 1, 1991 Supplemental Executive Retirement Plan
  (1)          10.4            --Form of Indemnification Agreement between Gulfstream Aerospace Corporation and its directors and executive officers
**(1)          10.5            --Form of Gulfstream Aerospace Corporation Outside Director Stock Option Agreement
**(1)          10.6            --Form of Gulfstream Aerospace Corporation Outside Director Stockholder's Agreement
**(2)          10.9            --Form of Gulfstream Aerospace Corporation Employee Stock Option Agreement
**(2)          10.10           --Form of Gulfstream Aerospace Corporation Employee Stockholder's Agreement
**(3)          10.27           --Amended and Restated Gulfstream Aerospace Corporation 1990 Stock Option Plan, as further amended through July 30, 1997
  (4)          10.28           --Agreement of Purchase and Sale, dated as of July 23, 1998, by and between Kimberly-Clark
                                 Corporation and Gulfstream Aerospace
                                 Corporation
  (2)          10.29           --Agreement dated December 24, 1997, between Gulfstream Aerospace Corporation and its wholly owned subsidiaries, Gulfstream Delaware Corporation, Gulfstream Aerospace Corporation, a Georgia
                                 Corporation and the Pension Benefit Guaranty Corporation
**(5)          10.42           --Amendment dated December 2, 1998, to the Amended and Restated Gulfstream Aerospace Corporation 1990
                                 Stock Option Plan
**(5)          10.43           --Form of Gulfstream Aerospace Corporation Stock Option Agreement effective December 1998
**(5)          10.44           --Form of Gulfstream Aerospace Corporation Stock Option Agreement for partners or employees of FLC
                                 Partnership effective December 1998

* The common stock of Gulfstream was traded on the New York Stock Exchange through the close of business on July 30, 1999.

** Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.


                                     NOTES

(1) Filed as an exhibit to the company's Registration Statement on Form S-1, No. 333-09897, and filed with the Commission August 9, 1996, and incorporated herein by reference.

(2) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1996, and filed with the Commission March 28, 1997, and incorporated herein by reference.

(3) Filed as an exhibit to the company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1997, and filed with the Commission August 12, 1997, and incorporated herein by reference.

(4) Filed as an exhibit to the company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1998, and filed with the Commission July 24, 1998, and incorporated herein by reference.

(5) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1998, and filed with the Commission March 29, 1999, and incorporated herein by reference.