Form 10-Q
period 2000-04-02
GENERAL DYNAMICS CORP
filed 2000-05-12
CIK 40533

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

           (MARK ONE)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-3671

                          GENERAL DYNAMICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                      DELAWARE                                               13-1673581
              --------------------------------------------------                             ----------
                  (STATE OR OTHER JURISDICTION OF INCORPORATION                              (I.R.S. EMPLOYER
                  OR ORGANIZATION)                                                           IDENTIFICATION NO.)

              3190 FAIRVIEW PARK DRIVE, FALLS CHURCH, VIRGINIA                               22042-4523
              ------------------------------------------------                               ----------
                       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                (703)  876-3000
              ------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO    .
                                       ---     ---

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         COMMON STOCK, $1 PAR VALUE - APRIL 30, 2000                                           200,658,744

==============================================================================

                          GENERAL DYNAMICS CORPORATION

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                            PAGE
------------------------------                                                                            ----
Item 1 -      Consolidated Financial Statements

              Consolidated Balance Sheet                                                                       2

              Consolidated Statement of Earnings                                                               3

              Consolidated Statement of Cash Flows                                                             4

              Notes to Unaudited Consolidated Financial Statements                                             5

Item 2 -      Management's Discussion and Analysis                                                            14

Item 3 -      Quantitative and Qualitative Disclosures About Market Risk                                      19

PART II - OTHER INFORMATION
---------------------------

Item 1 -      Legal Proceedings                                                                               20

Item 6 -      Exhibits and Reports on Form 8-K                                                                20

SIGNATURE                                                                                                     20
---------

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS
                          GENERAL DYNAMICS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                                          April 2                          December 31
                                                                           2000                               1999
                                                                        (Unaudited)                         (Audited)
                                                                       -------------                      -------------
ASSETS
------

CURRENT ASSETS:
Cash and equivalents                                                   $         236                      $         270
Accounts receivable                                                              875                                746
Contracts in process                                                           1,340                              1,204
Inventories                                                                      991                                961
Other current assets                                                             337                                310
                                                                       -------------                      -------------
Total Current Assets                                                           3,779                              3,491
                                                                       -------------                      -------------

NONCURRENT ASSETS:
Property, plant and equipment, net                                             1,211                              1,169
Goodwill, net                                                                  1,983                              1,991
Intangible assets, net                                                           520                                522
Other assets                                                                     608                                601
                                                                       -------------                      -------------
Total Noncurrent Assets                                                        4,322                              4,283
                                                                       -------------                      -------------
                                                                       $       8,101                      $       7,774
                                                                       =============                      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt                  $       1,001                      $         853
Accounts payable                                                                 624                                631
Other current liabilities                                                      2,068                              1,969
                                                                       -------------                      -------------
Total Current Liabilities                                                      3,693                              3,453
                                                                       -------------                      -------------

NONCURRENT LIABILITIES:
Long-term debt                                                                   170                                169
Other liabilities                                                                968                                981
Commitments and contingencies (See Note K)
                                                                       -------------                      -------------
Total Noncurrent Liabilities                                                   1,138                              1,150
                                                                       -------------                      -------------

SHAREHOLDERS' EQUITY:
Common stock, including surplus                                                  498                                487
Retained earnings                                                              3,495                              3,363
Treasury stock                                                                  (718)                              (673)
Accumulated other comprehensive loss                                              (5)                                (6)
                                                                       --------------                     --------------
Total Shareholders' Equity                                                     3,270                              3,171
                                                                       -------------                      -------------
                                                                       $       8,101                      $       7,774
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

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)


                                                                                      Three Months Ended
                                                                       ------------------------------------------------
                                                                          April 2                            April 4
                                                                           2000                                1999
                                                                       -------------                      -------------

NET SALES                                                              $       2,546                      $       2,002
OPERATING COSTS AND EXPENSES                                                   2,240                              1,761
                                                                       -------------                      -------------

OPERATING EARNINGS                                                               306                                241

Interest expense, net                                                            (19)                                (6)
Other (expense) income, net                                                       (1)                                 9
                                                                       -------------                      -------------

EARNINGS BEFORE INCOME TAXES                                                     286                                244

Provision (benefit) for income taxes                                             102                                (79)
                                                                       -------------                      --------------

NET EARNINGS                                                           $         184                      $         323
                                                                       =============                      =============

NET EARNINGS PER SHARE:

   Basic                                                               $         .92                      $        1.62
                                                                       =============                      =============
   Diluted                                                             $         .91                      $        1.60
                                                                       =============                      =============

DIVIDENDS PER SHARE                                                    $         .26                      $         .24
                                                                       =============                      =============

SUPPLEMENTAL INFORMATION:
         General and administrative expenses included in
           operating costs and expenses                                $         157                      $         126
                                                                       =============                      =============




The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.
                                       3

                          GENERAL DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                              (Dollars in millions)

                                                                                                Three Months Ended
                                                                                 ------------------------------------------------
                                                                                    April 2                            April 4
                                                                                     2000                               1999
                                                                                 -------------                      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                     $         184                      $         323
Adjustments to reconcile net earnings to net
         cash provided by continuing operations -
Depreciation, depletion and amortization                                                    56                                 43
Decrease (Increase) in assets, net of effects of business acquisitions-
         Marketable securities                                                               -                                 41
         Accounts receivable                                                              (124)                               (64)
         Contracts in process                                                             (209)                               (31)
         Inventories                                                                       (30)                               (23)
         Other current assets                                                               (7)                                (2)
Increase (Decrease) in liabilities, net of effects of business acquisitions-
         Accounts payable and other current liabilities                                     35                                (55)
         Customer deposits                                                                  40                                 71
         Current income taxes                                                               54                               (121)
         Deferred income taxes                                                              14                                 12
Other, net                                                                                 (10)                               (18)
                                                                                 -------------                      -------------
Net cash provided by continuing operations                                                   3                                176
Net cash used by discontinued operations                                                    (1)                                (2)
                                                                                 -------------                      -------------
Net Cash Provided by Operating Activities                                                    2                                174
                                                                                 -------------                      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                                                                       (8)                               (20)
Capital expenditures                                                                       (79)                               (31)
Proceeds from sale of assets                                                                 1                                 13
Other                                                                                       (2)                                 1
                                                                                 -------------                      -------------
Net Cash Used by Investing Activities                                                      (88)                               (37)
                                                                                 -------------                      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper issuances                                               144                                  -
Repayments of other debt                                                                     -                                (24)
Repayments of debt - finance operations                                                     (3)                                (3)
Dividends paid                                                                             (48)                               (28)
Purchases of common stock                                                                  (43)                               (46)
Proceeds from option exercises                                                               2                                 14
                                                                                 --------------                     -------------
Net Cash Provided (Used) by Financing Activities                                            52                                (87)
                                                                                 --------------                     --------------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS                                            (34)                                50
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                270                                210
                                                                                 --------------                     -------------
CASH AND EQUIVALENTS AT END OF PERIOD                                            $         236                      $         260
                                                                                 ==============                     =============
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Federal income taxes                                                             $          31                      $          21
Interest (including finance operations)                                          $          23                      $          12


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)

(A)      Basis of Preparation

         The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended April 2, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

         In the opinion of the company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for the three-month periods ended April 2, 2000 and April 4, 1999.

(B)      Comprehensive Income

         Comprehensive income was $185 and $320 for the three-month periods ended April 2, 2000 and April 4, 1999, respectively.

(C)       Acquisitions

Pooling of Interests Method

         On July 30, 1999, the company acquired Gulfstream Aerospace Corporation (Gulfstream), a leading designer, developer, manufacturer and marketer of advanced business jet aircraft. The acquisition was accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Gulfstream.

Purchase Method

         On September 1, 1999, the company completed the $1.01 billion cash acquisition of three business units comprising GTE Government Systems Corporation, a subsidiary of GTE Corporation, (renamed, General Dynamics Government Systems Corporation). The company financed the purchase through its commercial paper program. Government Systems Corporation is a leader in the advancement of command, control, communications and intelligence systems; electronic defense systems; communication switching; and information systems for defense, government and industry in the United States and abroad. The purchase price has been allocated to the estimated fair value of net tangible assets acquired, with the excess recorded as goodwill and intangible assets (see Note G). Certain of the estimates are still preliminary at April 2, 2000, but will be finalized within one year from the date of acquisition. Operating results have been included with those of the company from the acquisition closing date.

(D)      Earnings Per Share

         Basic and diluted weighted average shares outstanding are as follows (in thousands):


                              Three-month periods ended
                             ---------------------------

                           April 2                  April 4
                            2000                      1999
                            ----                      ----
         Basic             200,896                  199,458
         Diluted           202,281                  202,240

(E)     Contracts in Process

       Contracts in process primarily represent costs and accrued profit related to defense contracts and programs and consist of the following:

                                                                          April 2                          December 31
                                                                           2000                               1999
                                                                       -------------                      -------------
         Net contract costs and estimated profits                      $         616                      $         483
         Other contract costs                                                    724                                721
                                                                       -------------                      -------------
                                                                       $       1,340                      $       1,204
                                                                       =============                      =============

         Contract costs are net of advances and progress payments and include production costs and related overhead, such as general and administrative expenses. Other contract costs primarily represent amounts required to be recorded under generally accepted accounting principles that are not currently allocable to contracts, such as a portion of the company's estimated workers' compensation, other insurance-related assessments, postretirement benefits and environmental expenses. Recovery of these costs under contracts is considered probable based on the company's backlog. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company's remaining contracts could be affected.

         Under the contractual arrangements by which progress payments are received, the U.S. government asserts that it has a security interest in the contracts in process identified with the related contracts.

(F)       Inventories

         Inventories consist primarily of commercial aircraft components, as follows:

                                                                          April 2                          December 31
                                                                           2000                               1999
                                                                       -------------                      -------------
         Work in process                                               $         449                      $         436
         Raw materials                                                           251                                262
         Pre-owned aircraft                                                      270                                243
         Other                                                                    21                                 20
                                                                       -------------                      -------------
                                                                       $         991                      $         961
                                                                       =============                      =============

(G)      Goodwill and Intangible Assets

         Goodwill resulted from the company's business acquisitions. Goodwill is amortized on a straight-line basis over 40 years and is shown net of accumulated amortization of $98 and $84 at April 2, 2000, and December 31, 1999, respectively.

         Intangible assets resulting primarily from the company's acquisitions consist of the following:

                                                                          April 2                          December 31
                                                                           2000                               1999
                                                                       -------------                      -------------
         Contracts and programs acquired                               $         451                      $         455
         Other                                                                    69                                 67
                                                                       -------------                      -------------
                                                                       $         520                      $         522
                                                                       =============                      =============

         Intangible assets are shown net of accumulated amortization of $115 and $110 at April 2, 2000, and December 31, 1999, respectively. Contracts and programs acquired are amortized on a straight-line basis over periods ranging from 8 to 40 years. Other intangible assets consist primarily of customer lists and purchase options on buildings currently leased. These other intangible assets are amortized over periods ranging from 3 to 20 years.

(H)      Debt

         Debt (excluding finance operations) consists of the following:

                                                                          April 2                          December 31
                                                                           2000                               1999
                                                                       -------------                      -------------
         Commercial paper                                              $         996                      $         852
         Senior notes                                                            149                                149
         Industrial development bonds                                             15                                 15
         Other                                                                    11                                  6
                                                                       -------------                      -------------
                                                                               1,171                              1,022
         Less current portion                                                  1,001                                853
                                                                       -------------                      -------------
                                                                       $         170                      $         169
                                                                       =============                      =============

         As of April 2, 2000, the company had $1,009 par value discounted commercial paper outstanding at an average yield of approximately 6.18 percent with an average term of approximately 83 days. The company has available a $1 billion committed line of credit expiring in May 2002 and an available $400 committed line of credit expiring in December 2002, both of which back this commercial paper program.

(I)      Liabilities

         A summary of significant liabilities, by balance sheet caption, follows:

                                                                          April 2                          December 31
                                                                           2000                               1999
                                                                       -------------                      -------------
         Customer deposits                                             $         530                      $         471
         Workers' compensation                                                   482                                479
         Retirement benefits                                                     269                                279
         Billings in excess of cost                                              138                                142
         Other                                                                   649                                598
                                                                       -------------                      -------------
         Other Current Liabilities                                     $       2,068                      $       1,969
                                                                       =============                      =============

         Retirement benefits                                           $         298                      $         296
         Accrued costs on disposed businesses                                    135                                156
         Coal mining related liabilities                                          70                                 71
         Other                                                                   465                                458
                                                                       -------------                      -------------
         Other Liabilities                                             $         968                      $         981
                                                                       =============                      =============

(J)      Income Taxes

         The company had a net deferred tax asset of $277 and $291 at April 2, 2000, and December 31, 1999, respectively, the current portion of which was $283 and $264, respectively, and was included in other current assets on the Consolidated Balance Sheet. Based on the level of projected earnings and current backlog, no valuation allowance was required for the company's net deferred tax assets at April 2, 2000, and December 31, 1999.

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

         The IRS has completed its examination of General Dynamics' 1990 through 1993 consolidated federal income tax returns. Unresolved matters for these years have been protested to the IRS Appeals Division. A refund claim by General Dynamics for $78 (plus interest) for research and experimentation tax credits for the year 1990 will also be considered by the IRS Appeals Division. The IRS is currently examining General Dynamics' 1994 and 1995 consolidated federal income tax returns. The company has recorded liabilities for tax contingencies; therefore, resolution of open matters for these years is not expected to have a materially unfavorable impact on the company's results of operations or financial condition.

         All matters related to Gulfstream's consolidated federal income tax returns for years up to and including 1994 have been resolved. Resolution of these years did not have a material impact on the company's results of operations or financial condition.

(K)      Commitments and Contingencies

         Litigation

         Claims made by and against the company regarding its consolidated federal income tax returns are discussed in Note J. Claims made by and against the company regarding the development of the Navy's A-12 aircraft are discussed in Note L.

         On April 19, 1995, 101 then-current and former employees of General Dynamics' Convair Division in San Diego, California filed a six-count complaint in the Superior Court of California, County of San Diego, titled Argo, et al. v. General Dynamics, et al. In addition to General Dynamics, four of Convair's then-current or former managers were also named as defendants. The plaintiffs alleged that the company interfered with their right to join an earlier class action lawsuit for overtime wages brought pursuant to the Federal Fair Labor Standards Act by, among other things, concealing its plans to close the Convair Division. On May 1, 1997, a jury rendered a verdict of $101 against the company and one of the defendants in favor of 97 of the plaintiffs. The jury awarded the plaintiffs a total of $1.8 in actual damages and $99 in punitive damages. The company and one of the defendants have appealed the judgment to the Court of Appeals of the State of California, Fifth Appellate District. On appeal, the company is seeking to have the judgment overturned in its entirety or, alternatively, a substantial reduction in the jury's punitive damage award. The company believes it has substantial legal defenses, but in any case, it believes the punitive damage award is excessive as a matter of law. Management currently believes the ultimate outcome will not have a material impact on the company's results of operations or financial condition.

         Less than a month following the jury's verdict in Argo, on June 27, 1997, General Dynamics Corporation was named as a defendant in a complaint filed in the Superior Court of California, County of San Diego, titled Williamson, et al. V. General Dynamics Corporation, et al. On August 7, 1997, General Dynamics removed the case to the United States District Court for the Southern District of California. The Williamson allegations are virtually identical to the allegations made in the Argo lawsuit, however, Williamson is styled as a class action lawsuit. On April 3, 1998, the district court granted General Dynamics' motion to dismiss plaintiffs' complaint in its entirety. Plaintiffs appealed that decision to the Ninth Circuit Court of Appeals. On April 20, 2000, the Ninth Circuit issued an opinion reversing the district court's order of dismissal. Plaintiffs seek compensatory damages in an unspecified amount as well as punitive damages. The company believes that the ultimate outcome will not have a material impact on the company's results of operations or financial condition.

         On July 13, 1995, General Dynamics Corporation was named as a defendant in a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics Corporation, et al. The complaint also names two insurance brokers, Lloyd Thompson, Ltd. and Willis Corroon Corporation of Missouri, as defendants. The plaintiffs are members of certain Lloyd's of London syndicates and British insurance companies who sold the company excess loss insurance policies covering the company's self-insured workers' compensation program at Electric Boat for four policy years, from July 1, 1988 to June 30, 1992. The plaintiffs allege that when procuring the policies the company and its brokers made misrepresentations to the plaintiffs and failed to disclose facts which were material to the risk. The plaintiffs also allege that the company has been negligent in its administration of workers' compensation claims. The plaintiffs seek rescission of the policies, a declaratory judgment that the policies are void, and compensatory damages in an unspecified amount. General Dynamics has counterclaimed, alleging that the plaintiffs have breached their insurance contracts by failing to pay claims. General Dynamics seeks a declaratory judgment that the policies are valid, actual damages, and payment of a penalty under a Missouri statute for the plaintiffs' vexatious and unreasonable failure to pay claims. In February 2000, General Dynamics completed the trial of this matter before a special master. The company expects a decision later in 2000 and does not expect that this case will have a material impact on the company's results of operations or financial condition.

         The company was either a named defendant or a third-party defendant in certain multi-plaintiff tort cases pending in state or federal court in Arizona, captioned: Cordova, et al. v. Hughes Aircraft Co.; Lanier, et al. v. Hughes Aircraft Co., et al.; Yslava, et al. v. Hughes Aircraft Co.; and
Arellano, et al. v. Hughes Aircraft Co.   In these cases the plaintiffs alleged
that they suffered personal injuries and/or property damage from chronic exposure to drinking water alleged to be contaminated with trace amounts of the industrial solvent trichloroethylene. The alleged source of the contamination was industrial facilities in and around the site now occupied by the Tucson International Airport (TIA) and U.S. Air Force Plant #44. In addition to the company, defendants were Hughes Aircraft Co. (now Raytheon), the Tucson Airport Authority (TAA), the City of Tucson (the City), and McDonnell Douglas Corp.
(MDC). In Cordova, the company negotiated a settlement with all but four plaintiffs, who have had summary judgment entered against them. These four plaintiffs failed to appeal the judgment against them and the time for appeal expired in January 2000. The company settled all the remaining cases and final dismissal orders were entered by the court in February 2000. The resolution of these matters did not have a material impact on the company's results of operations or financial condition.

         In other litigation concerning the Tucson site, the company is a defendant in two cases brought in federal district court in Arizona by TAA and the City under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA). Plaintiffs seek reimbursement of CERCLA response costs and a declaration of the company's alleged liability with respect to soil and groundwater contamination at portions of the Tucson site. On September 30, 1998, the U.S. Environmental Protection Agency (U.S. EPA) issued a Special Notice Letter notifying the company that it was a potentially responsible party (PRP) with respect to contamination of soil and shallow groundwater on and near property currently occupied by the TIA. Other PRPs receiving a similar notice were the U.S. Air Force, TAA, MDC and the City. The company has reached an agreement to settle the litigation brought by TAA and the City. The parties are processing final dismissal orders to be entered by the court. The court entered a consent decree negotiated with the U.S. EPA in response to the Special Notice Letter in February 2000. The company does not believe that these lawsuits or the consent decree will have a material impact on the company's results of operations or financial condition.

         The company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The company believes its liabilities in these proceedings, in the aggregate, are not material to the company's results of operations or financial condition.

         Environmental

         The company is directly or indirectly involved in certain Superfund sites in which the company, along with other major U.S. corporations, has been designated a PRP by the U.S. EPA or a state environmental agency with respect to past shipments of waste to sites now requiring environmental cleanup. Based on a site by site analysis of the estimated quantity of waste contributed by the company relative to the estimated total quantity of waste, the company believes its liability at any individual site is not material. The company is also involved in the investigation, cleanup and remediation of various conditions at sites it currently or formerly owned or operated where the release of hazardous materials may have occurred.

         The company measures its environmental exposure based on enacted laws and existing regulations and on the technology expected to be approved to complete the remediation effort. The estimated cost to perform each of the elements of the remediation effort is based on when those elements are expected to be performed. Where a reasonable basis for apportionment exists with other PRPs, the company estimates only its allowable share of the joint and several remediation liability for a site, taking into consideration the solvency of other participating PRPs. Based on a site by site analysis, the company believes it has adequate accruals for any liability it may incur arising from sites currently or formerly owned or operated at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP.

(L)      Termination of A-12 Program

         The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy's new carrier-based Advanced Tactical Aircraft. In January 1991, the Navy terminated the company's A-12 aircraft contract for default. Both the company and McDonnell Douglas, now owned by the Boeing Company, (the contractors) were parties to the contract with the Navy, each had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1,352 in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors' challenge to the termination for default, or a negotiated settlement.

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

         Nonetheless, the parties have explored the possibility of an out-of-court settlement of the litigation, in which Warren Christopher, former U.S. Secretary of State, served as a neutral mediator. The parties have agreed that they will not comment on negotiations during this process.

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

(M)      Business Group Information

         Management has chosen to organize and measure its business groups in accordance with several factors, including a combination of the nature of products and services offered, the nature of the production processes and the class of customer for the company's products. Operating groups are aggregated for reporting purposes consistent with these criteria. Management measures its groups' profit based primarily on operating earnings. As such, net interest, other income items and income taxes have not been allocated to the company's business groups. For a further description of the company's business groups, see Management's Discussion and Analysis of the Results of Operations and Financial Condition.

         Summary financial information for each of the company's business groups follows:

                                                   Three Months Ended
                                                   ------------------
                                        Net Sales                       Operating Earnings
                                        ---------                       ------------------
                                  April 2           April 4           April 2            April 4
                                   2000              1999               2000              1999
                                   ----              ----               ----              ----
Aerospace                          $730               $625            $  131              $  97
Information Systems
   & Technology                     606                233                58                 21
Marine Systems                      846                808                88                 88
Combat Systems                      315                290                37                 35
Other*                               49                 46               (8)                  -
                                 ------             ------             -----              -----
                                 $2,546             $2,002              $306               $241
                                 ======             ======              ====               ====


                                   Identifiable Assets
                                   -------------------
                                April 2         December 31
                                 2000              1999
                                 ----              ----
Aerospace                       $1,907            $1,757
Information Systems
   & Technology                  2,542             2,418
Marine Systems                   1,544             1,431
Combat Systems                   1,029               938
Other*                             380               373
Corporate**                        699               857
                                   ---               ---
                                $8,101            $7,774
                                ======            ======

* Other operating earnings include the operating results of the company's commercial pension plans, including Gulfstream's merged plans post-acquisition. Other identifiable assets include assets of both of the company's finance operations. These assets include cash and equivalents and receivables.

** Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and net prepaid pension cost related to the company's commercial plans.

                          GENERAL DYNAMICS CORPORATION

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 April 2, 2000

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

Business Groups

         The company operates in four primary business groups: Aerospace, Information Systems and Technology, Marine Systems, and Combat Systems. The company also owns coal mining and aggregates operations in the Midwest, and a leasing operation for liquefied natural gas tankers, which are classified as Other. The following table sets forth the net sales and operating earnings by business group for the three- month periods ended April 2, 2000 and April 4, 1999:

                                                      Three-Month Period Ended
                                                  ----------------------------------
                                                   April 2           April 4                       Increase/
                                                     2000             1999                        (Decrease)
                                                  -----------       ----------------           ----------------
     NET SALES:
     Aerospace                                       $   730               $    625              $         105
     Information Systems and
        Technology                                       606                    233                        373
     Marine Systems                                      846                    808                         38
     Combat Systems                                      315                    290                         25
     Other                                                49                     46                          3
                                                  -----------       ----------------           ----------------
                                                      $2,546                 $2,002              $         544
                                                  ===========       ================           ================


     OPERATING EARNINGS:
     Aerospace                                       $   131               $     97              $          34
     Information Systems and
        Technology                                        58                     21                         37
     Marine Systems                                       88                     88                          -
     Combat Systems                                       37                     35                          2
     Other                                               (8)                      -                        (8)
                                                  -----------       ----------------           ----------------
                                                     $   306               $    241              $          65
                                                  ===========       ================           ================


Results of Operations

Aerospace

         Net sales increased during the three-month period due primarily to an increase in completion deliveries to 15 in 2000 from 11 in 1999, as well as to the mix of new aircraft sold in 2000 as compared to 1999. Operating earnings increased during the three-month period due to the increase in completion deliveries previously noted, as well as to improved performance primarily in the completion process.

Information Systems and Technology

         Net sales and operating earnings increased during the three-month period due primarily to the acquisition of Government Systems Corporation on September 1, 1999. Excluding the results of Government Systems Corporation, net sales and operating earnings increased 10 percent and 24 percent, respectively, primarily driven by growth in the company's commercial undersea fiber-optic communications business.

Marine Systems

         Net sales increased during the three-month period due primarily to increased volume on start-up programs, including the Virginia-class submarine and the DD 21 surface combatant, partially offset by lower destroyer (DDG 51) and sealift construction volume. While these early stage programs contribute lower earnings, operating earnings remained comparable with last year due primarily to earnings rate increases on mature programs, including both the Seawolf-class submarine and the strategic sealift ship programs. Operating risks associated with these programs continue to diminish due to their maturity, as well as to business base stabilization at each of the shipyards.

Combat Systems

         Net sales increased during the three-month period due primarily to increased work on the Hydra-70 program. Operating earnings increased slightly during the three-month period due primarily to an earnings rate increase on the M1A2 tank upgrade program, attributable to cost performance improvements.

Other

         Operating earnings decreased during the three-month period due primarily to performance at the coal operations.

Backlog

         The following table details the backlog of each business group as calculated at April 2, 2000, and December 31, 1999:

                                                                          April 2                   December 31
                                                                           2000                        1999
                                                                   --------------------         -------------------
     Aerospace                                                      $            3,514          $            3,753
     Information Systems and Technology                                          2,120                       2,000
     Marine Systems                                                             11,815                      11,608
     Combat Systems                                                              1,631                       1,596
     Other                                                                         503                         523
                                                                   --------------------         -------------------

                                    Total Backlog                   $           19,583           $          19,480
                                                                   ====================         ===================
                                    Funded Backlog                  $           12,909           $          11,665
                                                                   ====================         ===================

Aerospace

         Total backlog includes aircraft options- agreements with customers to grant them the option to subsequently purchase additional aircraft upon defined terms and conditions. Funded backlog includes only orders for which the company has entered into a definitive purchase contract with no significant contingencies and has received a significant non-refundable deposit from the customer.

Defense Businesses

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

Other backlog primarily includes amounts for long-term coal contracts.

New Award

         On May 4, 2000, the company was awarded five contracts to operate and maintain ships for the U.S. government. The first is a $58 contract for the maintenance and operation of eight fast sealift ships. The other four, totaling $41, are for the operation and maintenance of nine ships for the Department of Transportation, Maritime Administration's Ready Reserve Force. These contracts expand the company's ship management services for the U.S. government to a total of 22 ships.

Additional Financial Information

Provision (Benefit) for Income Taxes

         During the first quarter of 1999, the company and the U.S. Internal Revenue Service settled refund claims for research and experimentation tax credits for the years 1981 through 1989 for approximately $334 (including before-tax interest). The company recognized a benefit of $165 (net of amounts previously recorded in 1991 and 1992), or $.82 per diluted share, as a result of this settlement. The company received the $334 cash refund from the IRS related to this settlement during the second quarter of 1999. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note J to the Consolidated Financial Statements.

Environmental Matters and Other Contingencies

         For a discussion of environmental matters and other contingencies, see Notes K and L to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not expected to be material to the company's results of operations or financial condition.

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

Financial Condition

Operating Activities

         Cash flows from continuing operations decreased this year over last year due primarily to a working capital buildup to support growth in the company's operations. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

Investing Activities

         On September 1, 1999, the company completed the acquisition of three business units formerly part of GTE Government Systems Corporation (renamed, General Dynamics Government Systems Corporation) for $1.01 billion in cash. The company financed the purchase through the issuance of commercial paper. As of April 2, 2000, the company had approximately $1.01 billion commercial paper outstanding at an average yield of approximately 6.18% with an average term of approximately 83 days. The company expects to reissue commercial paper as it matures, and has the option to extend the term up to 270 days.

         On July 30, 1999, the company acquired Gulfstream in a pooling of interests transaction. Accordingly, all data for periods prior to the combination have been restated to include the accounts and results of operations of Gulfstream.

Financing Activities

         On March 7, 2000, the company's board of directors formally authorized management to repurchase in the open market up to ten million shares of the company's issued and outstanding common stock. During the first quarter of 2000, the company repurchased approximately one million shares for $43.

         On June 23, 1999, the company's board of directors formally rescinded management's authority to repurchase shares of the company's common stock on the open market. On June 25, 1999, Gulfstream's board of directors formally rescinded management's authority to repurchase shares of its common stock on the open market. During the first quarter of 1999, the company repurchased approximately .98 million shares under these programs for $46.

         On March 1, 2000, the company's board of directors declared an increased regular quarterly dividend of $.26 per share. The company had previously increased the quarterly dividend to $.24 per share in March 1999 and to $.22 per share in March 1998.

         The company has available a $1 billion committed line of credit expiring in May 2002 and an available $400 committed line of credit expiring in December 2002, both of which back the company's commercial paper program. These credit facilities contain minimum net worth requirements.

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no material changes with respect to this item from the disclosure included in the company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                     PART II

                          GENERAL DYNAMICS CORPORATION

                                OTHER INFORMATION

                                  April 2, 2000


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

Dated:  May 12, 2000