Form 10-K/A
period 1999-12-31
GENERAL DYNAMICS CORP
filed 2000-06-28
CIK 40533

================================================================================

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

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                          GENERAL DYNAMICS CORPORATION

                            3190 Fairview Park Drive
                        Falls Church, Virginia 22042-4253

                          COMMISSION FILE NUMBER 1-3671

             The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 1999 Annual Report on Form 10-K as set forth in the pages attached hereto:

                          Index to Exhibits

                          Exhibit 99H Annual Report on Form 11-K
                          for the General Dynamics Corporation Savings and Stock Investment Plan

                          Exhibit 99I Annual Report on Form 11-K
                          for the General Dynamics Corporation Hourly
                          Employees Savings and Stock Investment Plan

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENERAL DYNAMICS CORPORATION
                                                      (Registrant)

                                              By      /s/ David A. Savner
                                                 ------------------------
                                                        David A. Savner
Dated:  June 28, 2000                                         Secretary

================================================================================

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

   (19)          10-39F           --Capital Construction Fund Agreement-Addendum No. 6, dated August 16, 1999, between National Steel and Shipbuilding Company and the United States of
                                    America, represented by the Maritime Administrator, Department of
                                    Transportation

   (16)          10-40            --Agreement and Plan of Merger dated May 16, 1999, between General Dynamics
                                    Corporation, Tara Acquisition Corporation and Gulfstream Aerospace
                                    Corporation

   (16)          10-41            --Voting Agreement dated May 16, 1999, between General Dynamics Corporation and certain stockholders of Gulfstream Aerospace Corporation

   (17)          10-42            --Stock Purchase Agreement (without Schedules and Exhibits) dated as of June 21, 1999, between General Dynamics, Contel Federal Systems, Inc. and GTE
                                    Corporation

   (18)          10-43            --Registration Agreement dated as of July 30, 1999, between General Dynamics
                                    Corporation and certain stockholders of Gulfstream Aerospace Corporation

  *(19)          10-44            --Consulting Agreement between the company and James E. Turner, Jr., dated
                                    January 12, 2000

  *(19)          13               --1999 Annual Report (pages 25 through 60)

  *(19)          21               --Subsidiaries

  *(19)          23               --Consent of Arthur Andersen LLP

  *(19)          23-A             --Consent of Deloitte & Touche LLP

  *(19)          24               --Power of Attorney of the Board of Directors

  *(19)          27               --Financial Data Schedule

  *(19)          27-A             --Restated Financial Data Schedule for the six months ended July 4, 1999

  *(19)          27-B             --Restated Financial Data Schedule for the three months ended April 4, 1999

  *(19)          27-C             --Restated Financial Data Schedule for the year ended December 31, 1998

  *(19)          27-D             --Restated Financial Data Schedule for the nine months ended September 27, 1998

  *(19)          27-E             --Restated Financial Data Schedule for the six months ended June 28, 1998

  *(19)          27-F             --Restated Financial Data Schedule for the three months ended March 29, 1998

  *(19)          99               --Independent Auditors' Report- Deloitte & Touche LLP

   (20)          99F              --1998 Annual Report on Form 11-K for the General Dynamics Corporation Savings
                                    and Stock Investment Plan

   (20)          99G              --1998 Annual Report on Form 11-K for the General Dynamics Corporation Hourly
                                    Employees Savings and Stock Investment Plan

                 99H              --1999 Annual Report on Form 11-K for the General Dynamics Corporation Savings
                                    and Stock Investment Plan

                 99I              --1999 Annual Report on Form 11-K for the General Dynamics Corporation Hourly
                                    Employees Savings and Stock Investment Plan

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

(19) Filed as an exhibit to the company's annual report on Form 10-K for the year ending December 31, 1999, and filed with the Commission March 27, 2000, and incorporated herein by reference.

(20) Filed as an exhibit to the company's annual report on Form 10-K/A for the year ending December 31, 1998, and filed with the Commission June 30, 1999, and incorporated herein by reference (Commission
          File No. 1-3671).