Form 10-Q
period 2000-07-02
GENERAL DYNAMICS CORP
filed 2000-08-14
CIK 40533

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

                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 2000


                                       OR


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 1-3671

                          GENERAL DYNAMICS CORPORATION
             (Exact name of registrant as specified in its charter)

                      Delaware                                          13-1673581
    ----------------------------------------------                      ----------
    (State or other jurisdiction of incorporation                       (I.R.S. Employer
    or organization)                                                    Identification No.)



  3190 Fairview Park Drive, Falls Church, Virginia                      22042-4523
  ------------------------------------------------                      ----------
          (Address of principal executive offices)                      (Zip Code)


                                 (703) 876-3000
                       --------------------------------
               Registrant's telephone number, including area code





         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No   .
                                       ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Common Stock, $1 par value - July 30, 2000                  198,444,072

================================================================================

                          GENERAL DYNAMICS CORPORATION

                                      INDEX


PART I - FINANCIAL INFORMATION                                                    PAGE
------------------------------                                                    ----
Item 1 -  Consolidated Financial Statements

          Consolidated Balance Sheet                                             2

          Consolidated Statement of Earnings (Three Months)                      3

          Consolidated Statement of Earnings (Six Months)                        4

          Consolidated Statement of Cash Flows                                   5

          Notes to Unaudited Consolidated Financial Statements                   6

Item 2 -  Management's Discussion and Analysis                                  16

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk            21

PART II - OTHER INFORMATION
---------------------------

Item 1 -  Legal Proceedings                                                     22

Item 4 -  Submission of Matters to a Vote of Security Holders                   22

Item 6 -  Exhibits and Reports on Form 8-K                                      23

SIGNATURE                                                                       23
---------

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          GENERAL DYNAMICS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                              (Dollars in millions)

                                                                          July 2                           December 31
                                                                           2000                               1999
                                                                        (Unaudited)                         (Audited)
                                                                       -------------                      -------------
ASSETS
------

CURRENT ASSETS:
Cash and equivalents                                                   $         275                      $         270
Accounts receivable                                                              755                                746
Contracts in process                                                           1,273                              1,204
Inventories                                                                      925                                961
Other current assets                                                             397                                310
                                                                       -------------                      -------------
Total Current Assets                                                           3,625                              3,491
                                                                       -------------                      -------------

NONCURRENT ASSETS:
Property, plant and equipment, net                                             1,276                              1,169
Goodwill, net                                                                  1,961                              1,991
Intangible assets, net                                                           526                                522
Other assets                                                                     619                                601
                                                                       -------------                      -------------
Total Noncurrent Assets                                                        4,382                              4,283
                                                                       -------------                      -------------
                                                                       $       8,007                      $       7,774
                                                                       =============                      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt                  $         901                      $         853
Accounts payable                                                                 622                                631
Other current liabilities                                                      1,995                              1,969
                                                                       -------------                      -------------
Total Current Liabilities                                                      3,518                              3,453
                                                                       -------------                      -------------

NONCURRENT LIABILITIES:
Long-term debt                                                                   170                                169
Other liabilities                                                              1,004                                981
Commitments and contingencies (See Note K)
                                                                       -------------                      -------------
Total Noncurrent Liabilities                                                   1,174                              1,150
                                                                       -------------                      -------------

SHAREHOLDERS' EQUITY:
Common stock, including surplus                                                  521                                487
Retained earnings                                                              3,648                              3,363
Treasury stock                                                                  (846)                              (673)
Accumulated other comprehensive loss                                              (8)                                (6)
                                                                       --------------                     --------------
Total Shareholders' Equity                                                     3,315                              3,171
                                                                       -------------                      -------------
                                                                       $       8,007                      $       7,774
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

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)



                                                                                      Three Months Ended
                                                                       ------------------------------------------------
                                                                          July 2                             July 4
                                                                           2000                                1999
                                                                       -------------                      -------------
NET SALES                                                              $       2,617                      $       2,087
OPERATING COSTS AND EXPENSES                                                   2,282                              1,808
                                                                       -------------                      -------------

OPERATING EARNINGS                                                               335                                279

Interest expense, net                                                            (16)                                (5)
Other expense, net                                                                (1)                                (4)
                                                                       -------------                      --------------

EARNINGS BEFORE INCOME TAXES                                                     318                                270

Provision for income taxes                                                       114                                 95
                                                                       -------------                      -------------

NET EARNINGS                                                           $         204                      $         175
                                                                       =============                      =============

NET EARNINGS PER SHARE:
   Basic                                                               $        1.02                      $         .88
                                                                       =============                      =============
   Diluted                                                             $        1.01                      $         .86
                                                                       =============                      =============

DIVIDENDS PER SHARE                                                    $         .26                      $         .24
                                                                       =============                      =============

SUPPLEMENTAL INFORMATION:
         General and administrative expenses included in
           operating costs and expenses                                $         163                      $         136
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

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)



                                                                                       Six Months Ended
                                                                       ------------------------------------------------
                                                                          July 2                             July 4
                                                                           2000                                1999
                                                                       -------------                      -------------
NET SALES                                                              $       5,163                      $       4,089
OPERATING COSTS AND EXPENSES                                                   4,522                              3,569
                                                                       -------------                      -------------

OPERATING EARNINGS                                                               641                                520

Interest expense, net                                                            (35)                               (11)
Other (expense) income, net                                                       (2)                                 5
                                                                       --------------                     -------------

EARNINGS BEFORE INCOME TAXES                                                     604                                514

PROVISION FOR INCOME TAXES
   R&E Tax Credit                                                                  -                               (165)
   Provision                                                                     216                                181
                                                                       -------------                      -------------
                                                                                 216                                 16
                                                                       -------------                      -------------

NET EARNINGS                                                           $         388                      $         498
                                                                       =============                      =============

NET EARNINGS PER SHARE:
   Basic                                                               $        1.94                      $        2.50
                                                                       =============                      =============
   Diluted                                                             $        1.92                      $        2.46
                                                                       =============                      =============

DIVIDENDS PER SHARE                                                    $         .52                      $         .48
                                                                       =============                      =============

SUPPLEMENTAL INFORMATION:
         General and administrative expenses included in
           operating costs and expenses                                $         320                      $         262
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

                          GENERAL DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                               (Dollars in millions)


                                                                                       Six Months Ended
                                                                       ------------------------------------------------
                                                                          July 2                             July 4
                                                                           2000                               1999
                                                                       -------------                      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                           $         388                      $         498
Adjustments to reconcile net earnings to net
         cash provided by continuing operations -
Depreciation, depletion and amortization                                         111                                 92
Decrease (Increase) in assets, net of effects of business acquisitions-
         Marketable securities                                                     -                                (88)
         Accounts receivable                                                       4                                (98)
         Contracts in process                                                   (147)                               (16)
         Inventories                                                              41                                (65)
         Other current assets                                                    (14)                               (20)
Increase (Decrease) in liabilities, net of effects of business acquisitions-
         Accounts payable and other current liabilities                           58                               (110)
         Customer deposits                                                        15                                143
         Current income taxes                                                      4                                183
         Deferred income taxes                                                    12                                 40
Other, net                                                                       (18)                               (39)
                                                                       -------------                      -------------
Net cash provided by continuing operations                                       454                                520
Net cash used by discontinued operations                                          (5)                                (3)
                                                                       -------------                      -------------
Net Cash Provided by Operating Activities                                        449                                517
                                                                       -------------                      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                                                            (41)                               (71)
Purchases of available-for-sale securities                                       (11)                               (24)
Sales/maturities of available-for-sale securities                                 16                                 73
Capital expenditures                                                            (178)                               (77)
Proceeds from sale of assets                                                       6                                 13
Other                                                                             (5)                                 -
                                                                       -------------                      -------------
Net Cash Used by Investing Activities                                           (213)                               (86)
                                                                       -------------                      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper issuances                                      45                                  -
Repayments of other debt, net                                                     (3)                               (45)
Repayments of debt - finance operations                                           (9)                               (49)
Dividends paid                                                                  (100)                               (58)
Purchases of common stock                                                       (189)                               (59)
Proceeds from option exercises                                                    25                                 27
                                                                       -------------                      -------------
Net Cash Used by Financing Activities                                           (231)                              (184)
                                                                       -------------                      -------------
NET INCREASE IN CASH AND EQUIVALENTS                                               5                                247
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                      270                                210
                                                                       -------------                      -------------
CASH AND EQUIVALENTS AT END OF PERIOD                                  $         275                      $         457
                                                                       ==============                     =============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Federal income taxes                                                   $         182                      $         140
Interest (including finance operations)                                $          39                      $          21


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)


(A)      Basis of Preparation

         The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three- and six-month periods ended July 2, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

         In the opinion of the company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for the three- and six-month periods ended July 2, 2000 and July 4, 1999.


(B)      Comprehensive Income

         Comprehensive income was $201 and $175 for the three-month period and $386 and $495 for the six-month period ended July 2, 2000 and July 4, 1999, respectively. Comprehensive income consists primarily of net earnings ($204 and $175 for the three-month period and $388 and $498 for the six-month period ended July 2, 2000 and July 4, 1999, respectively), and foreign currency translation adjustments.


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

Purchase Method

         On September 1, 1999, the company completed the $1.01 billion cash acquisition of three business units comprising GTE Government Systems Corporation, a subsidiary of GTE Corporation, (renamed, General Dynamics Government Systems Corporation). The company financed the purchase through its commercial paper program. Government Systems Corporation is a leader in the advancement of command, control, communications and intelligence systems; electronic defense systems; communication switching; and information systems for defense, government and industry in the United States and abroad. The purchase price has been allocated to the estimated fair value of net tangible assets acquired, with the excess recorded as goodwill and intangible assets (see Note
G). Certain of the estimates are still preliminary at July 2, 2000, but will be finalized within one year from the date of acquisition. Operating results have been included with those of the company from the acquisition closing date.


(D)      Earnings Per Share

         Basic and diluted weighted average shares outstanding are as follows (in thousands):


                                           Three-months ended                                  Six-months ended
                                           ------------------                                  ----------------

                                    July 2                    July 4                   July 2                    July 4
                                     2000                      1999                     2000                      1999
                                     ----                      ----                     ----                      ----

         Basic                      200,104                  199,199                   200,500                  199,329

         Diluted                    201,842                  202,316                   201,858                  202,274


(E)      Contracts in Process

         Contracts in process primarily represent costs and accrued profit related to defense contracts and programs and consist of the following:


                                                                          July 2                           December 31
                                                                           2000                               1999
                                                                       -------------                      -------------
         Net contract costs and estimated profits                      $         539                      $         483
         Other contract costs                                                    734                                721
                                                                       -------------                      -------------
                                                                       $       1,273                      $       1,204
                                                                       ==============                     =============

         Contract costs are net of advances and progress payments and include production costs and related overhead, such as general and administrative expenses. Other contract costs primarily represent amounts required to be recorded under generally accepted accounting principles that are not currently allocable to contracts, such as a portion of the company's estimated workers' compensation, other insurance-related assessments, retirement benefits and environmental expenses. Recovery of these costs under contracts is considered probable based on the company's backlog. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company's remaining contracts could be affected.

         Under the contractual arrangements by which progress payments are received, the U.S. government asserts that it has a security interest in the contracts in process identified with the related contracts.


(F)      Inventories

         Inventories consist primarily of commercial aircraft components, as follows:


                                                                          July 2                           December 31
                                                                           2000                               1999
                                                                       -------------                      -------------
         Work in process                                               $         423                      $         436
         Raw materials                                                           256                                262
         Pre-owned aircraft                                                      222                                243
         Other                                                                    24                                 20
                                                                       -------------                      -------------
                                                                       $         925                      $         961
                                                                       =============                      =============


(G)      Goodwill and Intangible Assets, Net

         Goodwill resulted from the company's business acquisitions. Goodwill is amortized on a straight-line basis over 40 years and is shown net of accumulated amortization of $110 and $84 at July 2, 2000, and December 31, 1999, respectively.

         Intangible assets resulted primarily from the company's business acquisitions and consist mainly of contracts and programs acquired, customer lists and purchase options on buildings currently leased. Intangible assets are shown net of accumulated amortization of $124 and $110 at July 2, 2000, and December 31, 1999, respectively. Contracts and programs acquired are amortized on a straight-line basis over periods ranging from 8 to 40 years. Other intangible assets are amortized over periods ranging from 3 to 20 years.

(H)      Debt

         Debt (excluding finance operations) consists of the following:


                                                                          July 2                           December 31
                                                                           2000                               1999
                                                                       -------------                      -------------
         Commercial paper                                              $         898                      $         852
         Senior notes                                                            149                                149
         Industrial development bonds                                             15                                 15
         Other                                                                     9                                  6
                                                                       -------------                      -------------
                                                                               1,071                              1,022
         Less current portion                                                    901                                853
                                                                       -------------                      -------------
                                                                       $         170                      $         169
                                                                       =============                      =============


         As of July 2, 2000, the company had $911 par value discounted commercial paper outstanding at an average yield of approximately 6.62 percent with an average term of approximately 80 days. The company has available a $1 billion committed line of credit expiring in May 2002 and an available $400 committed line of credit expiring in December 2002, both of which back the company's commercial paper program.


(I)      Liabilities

         A summary of significant liabilities, by balance sheet caption, follows:

                                                                          July 2                           December 31
                                                                           2000                                 1999
                                                                       -------------                      --------------
         Workers' compensation                                         $         490                      $         479
         Customer deposits                                                       489                                471
         Retirement benefits                                                     270                                270
         Other                                                                   746                                749
                                                                       -------------                      -------------
         Other Current Liabilities                                     $       1,995                      $       1,969
                                                                       =============                      =============

         Retirement benefits                                           $         309                      $         304
         Accrued costs on disposed businesses                                    130                                156
         Coal mining related liabilities                                          75                                 77
         Other                                                                   490                                444
                                                                       -------------                      -------------
         Other Liabilities                                             $       1,004                      $         981
                                                                       =============                      =============

(J)      Income Taxes

         The company had a net deferred tax asset of $279 and $291 at July 2, 2000, and December 31, 1999, respectively, the current portion of which was $329 and $264, respectively, and was included in other current assets on the Consolidated Balance Sheet. Based on the level of projected earnings and current backlog, no valuation allowance was required for the company's net deferred tax assets at July 2, 2000, and December 31, 1999.

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

         Environmental

         The company is directly or indirectly involved in certain Superfund sites in which the company, along with other major U.S. corporations, has been designated a PRP by the U.S. EPA or a state environmental agency with respect to past shipments of waste to sites now requiring environmental cleanup. Based on a site by site analysis of the estimated quantity of waste contributed by the company relative to the estimated total quantity of waste, the company believes its liability at any individual site, or in the aggregate, is not material. The company is also involved in the investigation, cleanup and remediation of various conditions at sites it currently or formerly owned or operated where the release of hazardous materials may have occurred.

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

         The parties explored the possibility of an out-of-court settlement of the litigation, in which Warren Christopher, former U.S. Secretary of State, served as a neutral mediator. This mediation process has not been successful in resolving the litigation.

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

         Summary financial information for each of the company's business groups follows:

                                                     Three Months Ended
                                                     ------------------
                                         Net Sales                        Operating Earnings
                                         ---------                        ------------------
                                 July 2             July 4            July 2             July 4
                                  2000               1999              2000               1999
                                  ----               ----              ----               ----
Aerospace                         $821               $708              $151                $116
Information Systems
   & Technology                    590                243                53                  24
Marine Systems                     855                764                82                  88
Combat Systems                     288                306                36                  34
Other*                              63                 66                13                  17
                                ------             ------              ----                ----
                                $2,617             $2,087              $335                $279
                                ======             ======              ====                ====


                                                      Six Months Ended
                                                      ----------------
                                         Net Sales                        Operating Earnings
                                         ---------                        ------------------
                                 July 2             July 4            July 2             July 4
                                  2000               1999              2000               1999
                                  ----               ----              ----               ----
Aerospace                       $1,551              $1,333             $282                $213
Information Systems
   & Technology                  1,196                 476              111                  45
Marine Systems                   1,701               1,572              170                 176
Combat Systems                     603                 596               73                  69
Other*                             112                 112                5                  17
                                ------              ------             ----                ----
                                $5,163              $4,089             $641                $520
                                ======              ======             ====                ====

                                     Identifiable Assets
                                     -------------------
                                 July 2          December 31
                                  2000               1999
                                  ----               ----
Aerospace                       $1,635              $1,757
Information Systems
   & Technology                  2,381               2,418
Marine Systems                   1,565               1,431
Combat Systems                   1,037                 938
Other*                             390                 373
Corporate**                        999                 857
                                   ---                 ---
                                $8,007              $7,774
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

                                  July 2, 2000

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


Business Groups

         The company operates in four primary business groups: Aerospace, Information Systems and Technology, Marine Systems, and Combat Systems. The company also owns coal mining and aggregates operations in the Midwest, and a leasing operation for liquefied natural gas tankers, which are classified as Other. The following table sets forth the net sales and operating earnings by business group for the three- month and six-month periods ended July 2, 2000 and July 4, 1999:

------------------------------------------------------------------------------------------------------------------------------------
                                             Three-Month Period Ended                              Six-Month Period Ended
------------------------------------------------------------------------------------------------------------------------------------
                                       July 2         July 4         Increase/               July 2         July 4        Increase/
                                        2000           1999          (Decrease)               2000           1999         (Decrease)
------------------------------------------------------------------------------------------------------------------------------------
NET SALES:
------------------------------------------------------------------------------------------------------------------------------------
Aerospace                                  $ 821             $ 708         $ 113                $1,551           $1,333       $ 218
Information Systems
   & Technology                              590               243           347                 1,196              476         720
Marine Systems                               855               764            91                 1,701            1,572         129
Combat Systems                               288               306           (18)                  603              596           7
Other                                         63                66            (3)                  112              112           -
------------------------------------------------------------------------------------------------------------------------------------
                                          $2,617            $2,087         $ 530                $5,163           $4,089      $1,074
------------------------------------------------------------------------------------------------------------------------------------

OPERATING
EARNINGS:
------------------------------------------------------------------------------------------------------------------------------------
Aerospace                                  $ 151             $ 116         $  35                 $ 282            $ 213        $ 69
Information Systems
   & Technology                               53                24            29                   111               45          66
Marine Systems                                82                88            (6)                  170              176          (6)
Combat Systems                                36                34             2                    73               69           4
Other                                         13                17            (4)                    5               17         (12)
------------------------------------------------------------------------------------------------------------------------------------
                                           $ 335             $ 279          $ 56                 $ 641            $ 520       $ 121
------------------------------------------------------------------------------------------------------------------------------------




Results of Operations

Aerospace

         Net sales increased during the three- and six-month periods due primarily to an increase in both new aircraft and completion deliveries in 2000 from 1999 and to an increase in previously owned aircraft deliveries. Operating earnings increased during the respective periods due to the previously noted increase in deliveries, as well as improved performance in both the new aircraft and completion processes.

Information Systems and Technology

         Net sales and operating earnings increased during the three- and six-month periods due primarily to the acquisition of Government Systems Corporation (GSC) on September 1, 1999. Excluding the results of GSC, net sales and operating earnings increased 3 percent and 7 percent during the six-month period, respectively, primarily driven by growth in the company's commercial undersea fiber-optic communications business. Operating results excluding GSC for the three-month period remained consistent with the prior year period.

Marine Systems

         Net sales increased during the three- and six-month periods due primarily to increased volume on start-up programs, including the Virginia-class submarine and the DD 21 surface combatant, partially offset by lower destroyer (DDG 51) and sealift construction volume. Operating earnings decreased slightly year-over-year due to the mix in development and early stage production programs as compared to mature production programs.

         On August 27, 2000, a collective bargaining agreement with the International Association of Machinists and Aerospace Workers union at Bath Iron Works, representing approximately 64 percent of its workforce, is scheduled to expire. Negotiations on the new agreement are currently ongoing.

Combat Systems

         Net sales decreased during the three-month period and increased slightly during the six-month period due primarily to the timing of land combat program deliveries. Operating earnings increased slightly during the three- and six-month periods due primarily to an earnings rate increase on the M1A2 tank upgrade program, attributable to cost performance improvements.

Other

         Operating earnings decreased during the six-month period due primarily to performance at the coal operations.


Backlog

         The following table details the backlog of each business group as calculated at July 2, 2000, and December 31, 1999:

                                                                          July 2                   December 31
                                                                           2000                        1999
                                                                    -------------------         -------------------
   Aerospace                                                        $            3,535          $            3,753
   Information Systems & Technology                                              1,988                       2,000
   Marine Systems                                                               11,241                      11,608
   Combat Systems                                                                1,662                       1,596
   Other                                                                           484                         523
                                                                    -------------------         -------------------

                                  Total Backlog                     $           18,910           $          19,480
                                                                    ===================         ===================
                                  Funded Backlog                    $           12,607           $          11,665
                                                                    ===================         ===================

Aerospace

         Total backlog includes funded backlog, representing orders for which the company has entered into a definitive purchase contract with no significant contingencies and has received a significant non-refundable deposit from the customer. Backlog also includes aircraft options, which primarily include agreements with Executive Jet International, an unaffiliated company, to purchase aircraft for use in their fractional ownership program. Executive Jet purchases aircraft from the company and then sells incremental ownership interests for which the customer receives a specified number of flying hours annually. Backlog also includes agreements with Gulfstream GATX Leasing Company, LLC (a subsidiary of GATX Capital), which purchases aircraft from the company and then offers the aircraft for lease to customers, generally under short-term operating leases. Gulfstream Aerospace Corporation (Gulfstream) has a 15 percent ownership interest in GATX Leasing Company.

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

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 137 issued in June 1999 deferred the effective date of SFAS 133 by one year. As such, the company is now required to adopt the provisions of the standard during the first quarter of 2001. Because the company's use of derivatives is minimal, it does not expect that the adoption of the new standard will have a material impact on the results of operations or financial condition.

Financial Condition

Operating Activities

         Cash flows from continuing operations decreased slightly this year over last year due primarily to the research and experimentation tax refund received during the second quarter of 1999. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

Investing Activities

         On September 1, 1999, the company completed the acquisition of three business units formerly part of GTE Government Systems Corporation (renamed, General Dynamics Government Systems Corporation) for $1.01 billion in cash. The company financed the purchase through the issuance of commercial paper. As of July 2, 2000, the company had approximately $900 million commercial paper outstanding at an average yield of approximately 6.62% with an average term of approximately 80 days. The company expects to reissue commercial paper as it matures, and has the option to extend the term up to 270 days.

         On July 30, 1999, the company acquired Gulfstream in a pooling of interests transaction. Accordingly, all data for periods prior to the combination have been restated to include the accounts and results of operations of Gulfstream.

Financing Activities

         On March 7, 2000, the company's board of directors formally authorized management to repurchase in the open market up to ten million shares of the company's issued and outstanding common stock. During the first half of 2000, the company repurchased approximately 3.7 million shares for $189.

         On June 23, 1999, the company's board of directors formally rescinded management's authority to repurchase shares of the company's common stock on the open market. On June 25, 1999, Gulfstream's board of directors formally rescinded management's authority to repurchase shares of its common stock on the open market. During the first half of 1999, the company repurchased approximately 1.3 million shares under these programs for $59.

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

                                  July 2, 2000

Item 1.   Legal Proceedings

         Reference is made to Note K, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for statements relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 4.   Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on May 3, 2000.

(b) & (c) A brief discussion of each matter voted upon at the Annual Meeting and the number of votes cast is as follows:

          Matter                                                  Votes Cast
          ---------------------------------------------------------------------------------------------------------
                                                     For                                 Withheld
                                                     ---                                 --------
          Election of Directors:
            Becton, J.W., Jr.                     179,295,402                             2,699,403
            Chabraja, N.D.                        160,642,237                            21,352,568
            Crown, J.S.                           176,360,387                             5,634,418
            Crown, L.                             176,590,335                             5,404,470
            Goodman, C.H.                         176,355,584                             5,639,221
            Joulwan, G.A.                         179,409,104                             2,585,701
            Kaminski, P.G.                        173,143,127                             8,851,678
            Mellor, J.R.                          178,325,179                             3,669,626
            Mundy, C.E., Jr.                      179,422,579                             2,572,226
            Trost, C.A.H.                         179,408,309                             2,586,496

                                                     For              Against            Abstain           Non-Votes
                                                     ---              -------            -------           ---------
          Approval of Arthur
            Andersen LLP as
            Independent Auditors                  189,910,206           598,989            485,610

          Shareholder Proposal
             Regarding Foreign
             Military Sales                        21,305,342       139,573,755          7,719,121         13,396,587

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


                                GENERAL DYNAMICS CORPORATION


                                by     /s/ John W. Schwartz
                                       ----------------------------------------
                                       John W. Schwartz
                                       Vice President and Controller
                                       (Authorized Officer and Chief Accounting
                                       Officer)


Dated:  August 14, 2000