Form 10-Q
period 2000-10-01
GENERAL DYNAMICS CORP
filed 2000-11-13
CIK 40533

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

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 2000

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER 1-3671

                          GENERAL DYNAMICS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      13-1673581
  --------------------------------------                        ----------
  (STATE OR OTHER JURISDICTION OF INCORPORATION              (I.R.S. EMPLOYER
  OR ORGANIZATION)                                          IDENTIFICATION NO.)



 3190 FAIRVIEW PARK DRIVE, FALLS CHURCH, VIRGINIA               22042-4523
 ------------------------------------------------               ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


                                 (703) 876-3000
                  -------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE





        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO   .
                                      ---    ---

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


        COMMON STOCK, $1 PAR VALUE - OCTOBER 29, 2000                199,243,840

================================================================================

                          GENERAL DYNAMICS CORPORATION

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                                              PAGE
------------------------------                                                                                              ----

Item 1 -        Consolidated Financial Statements

                Consolidated Balance Sheet                                                                                     2

                Consolidated Statement of Earnings (Three Months)                                                              3

                Consolidated Statement of Earnings (Nine Months)                                                               4

                Consolidated Statement of Cash Flows                                                                           5

                Notes to Unaudited Consolidated Financial Statements                                                           6

Item 2 -        Management's Discussion and Analysis                                                                          16

Item 3 -        Quantitative and Qualitative Disclosures About Market Risk                                                    22

PART II - OTHER INFORMATION
---------------------------
Item 1 -        Legal Proceedings                                                                                             23

Item 6 -        Exhibits and Reports on Form 8-K                                                                              23

SIGNATURE                                                                                                                     23
---------

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

                          GENERAL DYNAMICS CORPORATION

                           CONSOLIDATED BALANCE SHEET

                              (Dollars in millions)

                                                                                     October 1                    December 31
                                                                                        2000                         1999
                                                                                     (Unaudited)                   (Audited)
                                                                                   ---------------             ---------------

ASSETS

CURRENT ASSETS:
Cash and equivalents                                                               $           367             $           270
Marketable securities                                                                           16                           -
                                                                                   ---------------             ---------------
                                                                                               383                         270
Accounts receivable                                                                            849                         746
Contracts in process                                                                         1,236                       1,204
Inventories                                                                                    920                         961
Other current assets                                                                           403                         310
                                                                                   ---------------             ---------------
Total Current Assets                                                                         3,791                       3,491
                                                                                   ---------------             ---------------

NONCURRENT ASSETS:
Property, plant and equipment, net                                                           1,275                       1,169
Goodwill, net                                                                                2,019                       1,991
Intangible assets, net                                                                         521                         522
Other assets                                                                                   625                         601
                                                                                   ---------------             ---------------
Total Noncurrent Assets                                                                      4,440                       4,283
                                                                                   ---------------             ---------------
                                                                                   $         8,231             $         7,774
                                                                                   ===============             ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt                              $           840             $           853
Accounts payable                                                                               595                         631
Other current liabilities                                                                    1,948                       1,969
                                                                                   ---------------             ---------------
Total Current Liabilities                                                                    3,383                       3,453
                                                                                   ---------------             ---------------

NONCURRENT LIABILITIES:
Long-term debt                                                                                 171                         169
Other liabilities                                                                            1,100                         981
Commitments and contingencies (See Note K)
                                                                                   ---------------             ---------------
Total Noncurrent Liabilities                                                                 1,271                       1,150
                                                                                   ---------------             ---------------

SHAREHOLDERS' EQUITY:
Common stock, including surplus                                                                551                         487
Retained earnings                                                                            3,892                       3,363
Treasury stock                                                                                (857)                       (673)
Accumulated other comprehensive loss                                                            (9)                         (6)
                                                                                   ----------------            ----------------
Total Shareholders' Equity                                                                   3,577                       3,171
                                                                                   ---------------             ---------------
                                                                                   $         8,231             $         7,774
                                                                                   ===============             ===============

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)


                                                                                         Three Months Ended
                                                                      --------------------------------------------------------
                                                                         October 1                                 October 3
                                                                           2000                                       1999
                                                                      ---------------                          ---------------

NET SALES                                                             $         2,502                          $         2,215
OPERATING COSTS AND EXPENSES                                                    2,165                                    1,860
                                                                      ---------------                          ---------------

OPERATING EARNINGS                                                                337                                      355

Interest expense, net                                                             (17)                                      (6)
Other expense, net                                                                 (3)                                     (44)
                                                                      -----------------                        ----------------

EARNINGS BEFORE INCOME TAXES                                                      317                                      305

PROVISION FOR INCOME TAXES
   Provision                                                                      113                                      121
   R&E tax credit                                                                 (90)                                       -
                                                                      ----------------                         ---------------
                                                                                   23                                      121
                                                                      ---------------                          ---------------

NET EARNINGS                                                          $           294                          $           184
                                                                      ===============                          ===============

NET EARNINGS PER SHARE:
   Basic                                                              $          1.48                          $           .92
                                                                      ===============                          ===============
   Diluted                                                            $          1.47                          $           .91
                                                                      ===============                          ===============

DIVIDENDS PER SHARE                                                   $           .26                          $           .24
                                                                      ===============                          ===============

SUPPLEMENTAL INFORMATION:
           General and administrative expenses included in
             operating costs and expenses                             $           155                          $           139
                                                                      ===============                          ===============




The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                       CONSOLIDATED STATEMENT OF EARNINGS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)


                                                                                           Nine Months Ended
                                                                       --------------------------------------------------------
                                                                          October 1                                 October 3
                                                                            2000                                       1999
                                                                       ---------------                          ---------------

NET SALES                                                              $         7,665                          $         6,304
OPERATING COSTS AND EXPENSES                                                     6,687                                    5,429
                                                                       ---------------                          ---------------

OPERATING EARNINGS                                                                 978                                      875

Interest expense, net                                                              (52)                                     (17)
Other expense, net                                                                  (5)                                     (39)
                                                                       -----------------                        ----------------

EARNINGS BEFORE INCOME TAXES                                                       921                                      819

PROVISION FOR INCOME TAXES
   Provision                                                                       329                                      302
   R&E tax credit                                                                  (90)                                    (165)
                                                                       ----------------                         ----------------
                                                                                   239                                      137
                                                                       ---------------                          ---------------

NET EARNINGS                                                           $           682                          $           682
                                                                       ===============                          ===============

NET EARNINGS PER SHARE:
   Basic                                                               $          3.41                          $          3.42
                                                                       ===============                          ===============
   Diluted                                                             $          3.39                          $          3.38
                                                                       ===============                          ===============

DIVIDENDS PER SHARE                                                    $           .78                          $           .72
                                                                       ===============                          ===============

SUPPLEMENTAL INFORMATION:
           General and administrative expenses included in
             operating costs and expenses                              $           475                          $           401
                                                                       ===============                          ===============



The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                              (Dollars in millions)

                                                                                                  Nine Months Ended
                                                                                   ----------------------------------------------
                                                                                      October 1                      October 3
                                                                                        2000                           1999
                                                                                   ---------------              -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                       $           682              $           682
Adjustments to reconcile net earnings to net
           cash provided by continuing operations -
Depreciation, depletion and amortization                                                       171                          140
Recognition of pension gains previously deferred                                               -                           (126)
Revaluation of undeveloped coal reserves and equipment                                         -                             61
Amortization of debt issuance costs on debt repaid                                             -                              7
(Increase) Decrease in assets, net of effects of business acquisitions-
           Marketable securities                                                               (16)                          45
           Accounts receivable                                                                 (78)                         (63)
           Contracts in process                                                                (99)                         (98)
           Inventories                                                                          46                         (317)
           Other current assets                                                                 10                           23
Increase (Decrease) in liabilities, net of effects of business acquisitions-
           Accounts payable and other current liabilities                                       31                          (79)
           Customer deposits                                                                     9                           27
           Current income taxes                                                                (53)                         171
           Deferred income taxes                                                               113                           48
Other, net                                                                                    (115)                         (20)
                                                                                   ---------------              ---------------

Net cash provided by continuing operations                                                     701                          501
Net cash used by discontinued operations                                                        (6)                          (5)
                                                                                   ---------------              ---------------

Net Cash Provided by Operating Activities                                                      695                          496
                                                                                   ---------------              ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions                                                                          (41)                      (1,130)
Purchases of available-for-sale securities                                                     (16)                         (26)
Sales/maturities of available-for-sale securities                                               22                           75
Capital expenditures                                                                          (219)                        (117)
Other                                                                                            2                           12
                                                                                   ---------------              ---------------
Net Cash Used by Investing Activities                                                         (252)                      (1,186)
                                                                                   ---------------              ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) proceeds from commercial paper                                                (19)                       1,141
Repayments of other debt, net                                                                   (3)                        (370)
Repayments of debt - finance operations                                                        (12)                         (53)
Dividends paid                                                                                (151)                         (88)
Purchases of common stock                                                                     (208)                         (59)
Proceeds from option exercises                                                                  47                           49
                                                                                   ---------------              ---------------
Net Cash (Used) Provided by Financing Activities                                              (346)                         620
                                                                                   ---------------              ---------------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                                 97                          (70)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                                    270                          210
                                                                                   ---------------              ---------------
CASH AND EQUIVALENTS AT END OF PERIOD                                              $           367              $           140
                                                                                   ===============              ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Federal income taxes                                                               $           182              $           237
Interest (including finance operations)                                            $            52              $            36

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                          GENERAL DYNAMICS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                 (Dollars in millions, except per share amounts)


(A)        Basis of Preparation

           The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three- and nine-month periods ended October 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain prior year amounts have been reclassified to conform to the current year presentation.

           In the opinion of the company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for the three- and nine-month periods ended October 1, 2000 and October 3, 1999.


(B)        Comprehensive Income

           Comprehensive income was $293 and $184 for the three-month periods and $679 for both nine-month periods ended October 1, 2000 and October 3, 1999. Comprehensive income consists primarily of net earnings ($294 and $184 for the three-month periods and $682 for both nine-month periods ended October 1, 2000 and October 3, 1999), and foreign currency translation adjustments.


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

Purchase Method

           On November 9, 2000, the company announced that it has entered into a definitive agreement to acquire for cash the outstanding shares of Primex Technologies, Inc. (NASDAQ:PRMX) for $32.10 per share plus the obligation to assume approximately $170 in debt. The company anticipates financing the purchase through the issuance of commercial paper. The acquisition is expected to close during January 2001, subject to regulatory review as well as Primex shareholder approval. Primex provides a variety of munitions, propellants, satellite propulsion systems and electronics products to the U.S. and its allies, as well as domestic and international industrial customers.

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


(D)        Earnings Per Share

           Basic and diluted weighted average shares outstanding are as follows (in thousands):


                                    Three-months ended                                Nine-months ended
                                    ------------------                                -----------------

                              October 1            October 3                     October 1           October 3
                                 2000                 1999                          2000                1999
                                 ----                 ----                          ----                ----

Basic                          198,675              200,293                       199,892             199,660
Diluted                        200,587              202,612                       201,352             201,963



(E)     Contracts in Process

        Contracts in process primarily represent costs and accrued profit related to defense contracts and programs, and consist of the following:

                                                                                      October 1               December 31
                                                                                        2000                     1999
                                                                                   ---------------         ---------------
           Net contract costs and estimated profits                                $           483         $           483
           Other contract costs                                                                753                     721
                                                                                   ---------------         ---------------
                                                                                   $         1,236         $         1,204
                                                                                   ================        ===============

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


(F)        Inventories

           Inventories consist primarily of commercial aircraft components, as follows:

                                                   October 1                                December 31
                                                     2000                                      1999
                                                ---------------                          ---------------

           Work in process                      $           446                          $           436
           Raw materials                                    265                                      262
           Pre-owned aircraft                               188                                      243
           Other                                             21                                       20
                                                ---------------                          ---------------
                                                $           920                          $           961
                                                ===============                          ===============


(G)        Goodwill and Intangible Assets, Net

           Goodwill resulted from the company's business acquisitions. Goodwill is amortized on a straight-line basis over 40 years and is shown net of accumulated amortization of $122 and $80 at October 1, 2000, and December 31, 1999, respectively.

           Intangible assets resulted primarily from the company's business acquisitions and consist mainly of contracts and programs acquired, customer lists and purchase options on buildings currently leased. Intangible assets are shown net of accumulated amortization of $128 and $110 at October 1, 2000, and December 31, 1999, respectively. Contracts and programs acquired are amortized on a straight-line basis over periods ranging from 8 to 40 years. Other intangible assets are amortized over periods ranging from 3 to 21 years.

(H)        Debt

           Debt (excluding finance operations) consists of the following:

                                                                       October 1                                December 31
                                                                         2000                                      1999
                                                                    ---------------                          ---------------
           Commercial paper                                         $           837                          $           852
           Senior notes                                                         149                                      149
           Industrial development bonds                                          15                                       15
           Other                                                                 10                                        6
                                                                    ---------------                          ---------------
                                                                              1,011                                    1,022
           Less current portion                                                 840                                      853
                                                                    ---------------                          ---------------
                                                                    $           171                          $           169
                                                                    ===============                          ===============



           As of October 1, 2000, the company had $848 par value discounted commercial paper outstanding at an average yield of approximately 6.70 percent with an average term of approximately 80 days. The company has available a $1 billion committed line of credit expiring in May 2002 and an available $400 committed line of credit expiring in December 2002, both of which back the company's commercial paper program.


(I)        Liabilities

           A summary of significant liabilities, by balance sheet caption, follows:

                                                                        October 1                                December 31
                                                                          2000                                       1999
                                                                     ---------------                          ---------------
           Workers' compensation                                     $           489                          $           479
           Customer deposits                                                     489                                      471
           Retirement benefits                                                   269                                      270
           Salaries and wages                                                    169                                      154
           Other                                                                 532                                      595
                                                                     ---------------                          ---------------
           Other Current Liabilities                                 $         1,948                          $         1,969
                                                                     ===============                          ===============

           Retirement benefits                                       $           325                          $           304
           Accrued costs on disposed businesses                                  122                                      156
           Coal mining related liabilities                                        75                                       77
           Other                                                                 578                                      444
                                                                     ---------------                          ---------------
           Other Liabilities                                         $         1,100                          $           981
                                                                     ===============                          ===============

(J)        Income Taxes

           The company had a net deferred tax asset of $178 and $291 at October 1, 2000, and December 31, 1999, respectively, the current portion of which was $328 and $264, respectively, and was included in other current assets on the Consolidated Balance Sheet. Based on the level of projected earnings and current backlog, no valuation allowance was required for the company's net deferred tax assets at October 1, 2000, and December 31, 1999.

           During the first quarter of 1999, General Dynamics and the U.S. Internal Revenue Service settled outstanding tax issues, including refund claims for research and experimentation tax credits, for the years 1981 through 1989 for approximately $334 (including before-tax interest). The company recognized a benefit of $165 (net of amounts previously recorded in 1991 and 1992), or $.82 per diluted share, as a result of this settlement. During the third quarter of 2000, General Dynamics settled outstanding tax issues, including its remaining refund claim for research and experimentation tax credits, for the years 1990 through 1993. The company recognized a benefit of $90, or $.45 per diluted share, as a result of this settlement.

           During the first quarter of 2000, all matters related to Gulfstream's consolidated federal income tax returns for years up to and including 1994 were resolved with no material impact on the company's results of operations or financial condition. The IRS is currently examining General Dynamics' 1994 and 1995 consolidated federal income tax returns.

           The company has recorded liabilities for tax contingencies; therefore, resolution of open matters for these years and subsequent years is not expected to have a materially unfavorable impact on the company's results of operations, financial condition or cash flows.


(K)        Commitments and Contingencies

           Litigation

           Claims made by and against the company regarding the development of the Navy's A-12 aircraft are discussed in Note L.

           On April 19, 1995, 101 then-current and former employees of General Dynamics' Convair Division in San Diego, California filed a six-count complaint in the Superior Court of California, County of San Diego, titled Argo, et al. v. General Dynamics, et al. In addition to General Dynamics, four of Convair's then-current or former managers were also named as defendants. The plaintiffs alleged that the company interfered with their right to join an earlier class action lawsuit for overtime wages brought pursuant to the Federal Fair Labor Standards Act by, among other things, concealing its plans to close the Convair Division. On May 1, 1997, a jury rendered a verdict of $101 against the company and one of the defendants in favor of 97 of the plaintiffs. The jury awarded the plaintiffs a total of $1.8 in actual damages and $99 in punitive damages. The company and one of the defendants have appealed the judgment to the Court of Appeals of the State of California, Fourth Appellate District. On April 12, 2000, the California Supreme Court transferred the appeal to the Fifth Appellate District. On appeal, the company is seeking to have the judgment overturned in its entirety or, alternatively, a substantial reduction in the jury's punitive damage award. The company believes it has substantial legal defenses, but in any case, it believes the punitive damage award is excessive as a matter of law. The company believes that the ultimate outcome will not have a material impact on the company's results of operations or financial condition.

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

           On July 13, 1995, General Dynamics Corporation was named as a defendant in a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics Corporation, et al. The complaint also names as defendants General Dynamics' two insurance brokers: the London broker, Lloyd Thompson, Ltd.; and the United States broker, Willis Corroon Corporation of Missouri. The plaintiffs are members of certain Lloyd's of London syndicates and British insurance companies who sold the company four aggregate excess loss insurance policies covering the company's self-insured workers' compensation program at Electric Boat for four policy years, from July 1, 1988 to June 30, 1992. The plaintiffs allege that when procuring the policies the company and its brokers made misrepresentations to the plaintiffs and failed to disclose facts which were material to the risk. The plaintiffs also allege that the company has been negligent in its administration of workers' compensation claims. The plaintiffs seek rescission of the policies, a declaratory judgment that the policies are void, and compensatory damages in an unspecified amount. General Dynamics has counterclaimed, alleging that the plaintiffs have breached their insurance contracts by failing to pay claims. General Dynamics also served cross-claims against Lloyd Thompson for negligence and breach of fiduciary duty, which have been severed pending the trial of claims between General Dynamics and the plaintiffs. In February 2000, General Dynamics completed the trial before a special master of the claims between General Dynamics and the plaintiffs. In August 2000, the special master issued his decision, which recommended recission of the two policies, on the grounds of fraud by the London broker, and recommended an award of damages against the plaintiffs with respect to the other two polices. The special master found that although the company made no misrepresentations of fact in connection with the procurement of the policies, the London broker, who is the company's agent, did. Objections to the special master's decision are due on October 31, 2000. General Dynamics does not expect that this case will have a material impact on the company's results of operations or financial condition.

           The company is a defendant in three cases brought in federal district court in Arizona under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA), concerning the Tucson International Airport Area Superfund Site. Plaintiffs in two cases are the Tucson Airport Authority (TAA) and the City of Tucson. They seek reimbursement of CERCLA response costs and a declaration of the company's alleged liability with respect to soil and groundwater contamination at portions of the Superfund Site. On October 16, 2000, the court entered an order dismissing one of the TAA/City cases and the parties are waiting for the court to enter a stipulated dismissal order in the second case. On September 30, 1998, the U.S. Environmental Protection Agency (U.S. EPA) issued a Special Notice Letter notifying the company that it was a potentially responsible party (PRP) with respect to contamination of soil and shallow groundwater on and near property within the Superfund Site. Other PRPs receiving a similar notice were the U.S. Air Force, McDonnell Douglas Crop., TAA, and the City. In March 1999, the U.S. EPA filed in Arizona federal court a complaint and proposed consent decree in response to the Special Notice Letter. In February 2000, the court entered the consent decree. Although the consent decree imposes joint and several liability on the company and other PRPs, by agreement among the parties, the company will be paying 10% of the costs of remediating the site under the terms of the consent decree. The company does not believe that these lawsuits or the consent decree will have a material impact on the company's results of operations or financial condition.

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

           The parties explored the possibility of an out-of-court settlement of the litigation, in which Warren Christopher, former U.S. Secretary of State, served as a neutral mediator. This mediation process was not successful in resolving the litigation. The litigation is now back in the trial court, with the trial likely to be held in 2001.

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

           Summary financial information for each of the company's business groups follows:

                                                                  Three Months Ended
                                                                  ------------------
                                                 Net Sales                              Operating Earnings
                                                 ---------                              ------------------
                                      October 1             October 3               October 1       October 3
                                        2000                  1999                     2000           1999
                                        ----                  ----                     ----           ----
Aerospace                              $733                   $704                     $149           $128
Information Systems
   & Technology                         596                    354                       55             30
Marine Systems                          798                    788                       77             80
Combat Systems                          298                    296                       37             37
Other*                                   77                     73                       19             80
                                     ------                 ------                     ----           ----
                                     $2,502                 $2,215                     $337           $355
                                     ======                 ======                     ====           ====



                                                                   Nine Months Ended
                                                                   -----------------
                                                 Net Sales                              Operating Earnings
                                                 ---------                              ------------------
                                    October 1              October 3           October 1               October 3
                                      2000                   1999                 2000                   1999
                                      ----                   ----                 ----                   ----
Aerospace                            $2,284                 $2,037                $431                   $341
Information Systems
   & Technology                       1,792                    830                 166                     75
Marine Systems                        2,499                  2,360                 247                    256
Combat Systems                          901                    892                 110                    106
Other*                                  189                    185                  24                     97
                                     ------                 ------                ----                   ----
                                     $7,665                 $6,304                $978                   $875
                                     ======                 ======                ====                   ====

                                            Identifiable Assets
                                            -------------------
                                      October 1            December 31
                                        2000                  1999
                                        ----                  ----
Aerospace                            $1,668                 $1,757
Information Systems
   & Technology                       2,372                  2,418
Marine Systems                        1,561                  1,431
Combat Systems                        1,056                    938
Other*                                  341                    373
Corporate**                           1,233                    857
                                      -----                    ---
                                     $8,231                 $7,774
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

                                 October 1, 2000

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


Business Groups

           The company operates in four primary business groups: Aerospace, Information Systems and Technology, Marine Systems, and Combat Systems. The company also owns coal mining and aggregates operations in the Midwest, and a leasing operation for liquefied natural gas tankers, which are classified as Other. The following table sets forth the net sales and operating earnings by business group for the three-month and nine-month periods ended October 1, 2000 and October 3, 1999:

                                 Three-Month Period Ended                               Nine-month Period Ended
----------------------------------------------------------------------------------------------------------------------------
                         October 1         October 3          Increase/         October 1         October 3     Increase/
                            2000              1999            (Decrease)           2000              1999       (Decrease)
----------------------------------------------------------------------------------------------------------------------------
NET SALES:
----------------------------------------------------------------------------------------------------------------------------
Aerospace                  $ 733                $ 704            $ 29            $2,284               $2,037           $ 247
Information Systems
   & Technology              596                  354             242             1,792                  830             962
Marine Systems               798                  788              10             2,499                2,360             139
Combat Systems               298                  296               2               901                  892               9
Other                         77                   73               4               189                  185               4
----------------------------------------------------------------------------------------------------------------------------
                          $2,502               $2,215           $ 287            $7,665               $6,304          $1,361
----------------------------------------------------------------------------------------------------------------------------

OPERATING EARNINGS:
----------------------------------------------------------------------------------------------------------------------------
Aerospace                  $ 149                $ 128            $ 21             $ 431                $ 341            $ 90
Information Systems
   & Technology               55                   30              25               166                   75              91
Marine Systems                77                   80             (3)               247                  256             (9)
Combat Systems                37                   37               -               110                  106               4
Other                         19                   80            (61)                24                   97            (73)
----------------------------------------------------------------------------------------------------------------------------
                           $ 337                $ 355          $ (18)             $ 978                 $875           $ 103
----------------------------------------------------------------------------------------------------------------------------



Results of Operations

Aerospace

           Net sales increased during the three-month period due primarily to an increase in aircraft services and pre-owned aircraft deliveries, partially offset by the timing of new aircraft and completion deliveries. For the nine-month period, net sales increased due primarily to an increase in both new aircraft and completion deliveries in 2000 from 1999 and to an increase in previously owned aircraft deliveries. Operating earnings increased during the respective periods due primarily to improved performance in both the new aircraft and completion processes.

Information Systems and Technology

           Net sales and operating earnings increased during the three- and nine-month periods due primarily to the acquisition of Government Systems Corporation (GSC) on September 1, 1999. Excluding the results of GSC, net sales remained essentially the same and operating earnings increased by 37 and 16 percent during the three- and nine-month periods, respectively. The growth in operating earnings is primarily driven by margin improvements in the company's commercial undersea fiber-optic communications business.

Marine Systems

           Net sales increased during the three- and nine-month periods due primarily to increased volume in submarine construction, partially offset by lower destroyer (DDG 51) and sealift construction volume. DDG 51 revenue was delayed due to the work stoppage at Bath Iron Works beginning in late August. On October 22, 2000, the International Association of Machinists and Aerospace Workers union ratified a new 42-month bargaining agreement and the production employees resumed work.

           Operating earnings decreased slightly year-over-year due to the work stoppage discussed above as well as the mix in development and early stage production programs (including the Virginia-class submarine and the DD21 surface combatant) as compared to mature production programs in 1999.

Other

        Operating earnings decreased during the three- and nine-month periods due primarily to several non-recurring events that occurred during the quarter ended October 3, 1999. As a result of the merger of the General Dynamics and Gulfstream commercial pension plans, the company recognized previously deferred gains on General Dynamics' commercial pension plan, totaling $126 (before-tax). Additionally, management concluded not to make additional investments in its undeveloped high-sulfur coal reserves. As such, the company revalued these coal reserves and related equipment, resulting in a non-cash charge to earnings of approximately $60 (before-tax).


Backlog

           The following table details the backlog of each business group as calculated at October 1, 2000, and December 31, 1999:

                                                                                   October 1                      December 31
                                                                                     2000                            1999
                                                                             ----------------------          ------------------
Aerospace                                                                    $            3,307              $          3,753
Information Systems & Technology                                                          1,920                         2,000
Marine Systems                                                                           11,628                        11,608
Combat Systems                                                                            1,584                         1,596
Other                                                                                       465                           523
                                                                             ----------------------          ------------------

                 Total Backlog                                               $           18,904               $        19,480
                                                                             ======================          ==================
                 Funded Backlog                                              $           12,444               $        11,665
                                                                             ======================          ==================

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

New Awards

Aerospace

           During early October, Gulfstream announced the launch of the next generation Gulfstream aircraft, the GV-SP. Certification is expected in 2002 with customer delivery planned for 2003. On October 9, 2000, the company announced that Executive Jet converted 17 of its G-V options to firm contracts for GV-SPs. These options were included in the company's unfunded backlog at October 1, 2000.

Marine Systems

           On September 15, 2000, the company received a contract from British Petroleum for the construction of three double-hull crude oil tankers. The contract, valued at $630, includes options for three additional vessels. Construction on the first ship will begin in 2002 with the first delivery in the fourth quarter of 2003, and subsequent deliveries in 2004 and 2005.

Additional Financial Information

Other, Net

           In the third quarter of 1999, in connection with the acquisition of Gulfstream, the company recorded a charge to earnings of $36 (before-tax) for related costs, consisting of investment banking, legal, bank fees, accounting, printing and regulatory filing fees. Additionally, in connection with the repayment of certain of Gulfstream's debt instruments, the company recorded in the third quarter of 1999 a one-time non-cash charge of $7 (before-tax) for the unamortized debt costs associated with these instruments.

Provision for Income Taxes

           During the first quarter of 1999, General Dynamics and the U.S. Internal Revenue Service settled outstanding tax issues, including refund claims for research and experimentation tax credits, for the years 1981 through 1989 for approximately $334 (including before-tax interest). The company recognized a benefit of $165 (net of amounts previously recorded in 1991 and 1992), or $.82 per diluted share, as a result of this settlement. During the third quarter of 2000, General Dynamics settled outstanding tax issues, including its remaining refund claim for research and experimentation tax credits, for the years 1990 through 1993. The company recognized a benefit of $90, or $.45 per diluted share, as a result of this settlement. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note J to the Consolidated Financial Statements.

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

Financial Condition

Operating Activities

           Cash flows from continuing operations increased this year over last year due to the growth in business through acquisitions, primarily Government Systems, acquired on September 1, 1999, as well as the growth in Gulfstream's results of operations. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

Investing Activities

           On November 9, 2000, the company announced that it has entered into a definitive agreement to acquire for cash the outstanding shares of Primex Technologies, Inc. (NASDAQ:PRMX) for $32.10 per share plus the obligation to assume approximately $170 in debt. The company anticipates financing the purchase through the issuance of commercial paper. The acquisition is expected to close during January 2001, subject to regulatory review as well as Primex shareholder approval. Primex provides a variety of munitions, propellants, satellite propulsion systems and electronics products to the U.S. and its allies, as well as domestic and international industrial customers. Primex's 2000 revenues are estimated at $530, with net income estimated at $24. The acquisition is expected to be accretive to earnings.

           On September 1, 1999, the company completed the acquisition of three business units formerly part of GTE Government Systems Corporation (renamed, General Dynamics Government Systems Corporation) for $1.01 billion in cash. The company financed the purchase through the issuance of commercial paper. As of October 1, 2000, the company had approximately $850 million commercial paper outstanding at an average yield of approximately 6.7% with an average term of approximately 80 days. The company expects to reissue commercial paper as it matures, and has the option to extend the term up to 270 days.

           On July 30, 1999, the company acquired Gulfstream in a pooling of interests transaction. Accordingly, all data for periods prior to the combination have been restated to include the accounts and results of operations of Gulfstream.

Financing Activities

           During the first nine months of 1999, the company repaid from its available funds approximately $360 of Gulfstream's debt instruments.

           On March 7, 2000, the company's board of directors formally authorized management to repurchase in the open market up to ten million shares of the company's issued and outstanding common stock. From the date of authorization through the third quarter of 2000, the company repurchased approximately 4.1 million shares for $208.

           On June 23, 1999, the company's board of directors formally rescinded management's authority to repurchase shares of the company's common stock on the open market. On June 25, 1999, Gulfstream's board of directors formally rescinded management's authority to repurchase shares of its common stock on the open market. During the first nine months of 1999, the company repurchased approximately 1.3 million shares under these programs for $59.

           On March 1, 2000, the company's board of directors declared an increased regular quarterly dividend of $.26 per share. The company had previously increased the quarterly dividend to $.24 per share in March 1999.

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

                                 October 1, 2000

Item 1.      Legal Proceedings

           Reference is made to Note K, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for statements relevant to activities in the quarter covering certain litigation to which the company is a party.

Item 6.    Exhibits and Reports on Form 8-K

      (a)    Exhibits

             Exhibit 10-45 Agreement and Plan of Merger, dated as of November 9,
                           2000, among General Dynamics Corporation, Mars Acquisition Corporation and Primex Technologies, Inc.

             Exhibit 27    Financial Data Schedule

             Exhibit 99 Press Release dated November 9, 2000, "General Dynamics to Acquire Primex Technologies, Inc."

      (b)    Reports on Form 8-K

             None.

                                    SIGNATURE


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        GENERAL DYNAMICS CORPORATION


                        by   /s/ John W. Schwartz
                             ---------------------------------------------------
                             John W. Schwartz
                             Vice President and Controller
                             (Authorized Officer and Chief Accounting Officer)


Dated:  November 13, 2000