Form 10-K
period 2000-12-31
GENERAL DYNAMICS CORP
filed 2001-03-29
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

OR
  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission File Number 1-3671

GENERAL DYNAMICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1673581

State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

3190 Fairview Park Drive, Falls Church, Virginia	22042-4523

Address of principal executive offices	Zip Code

Registrant’s telephone number, including area code (703) 876-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $1 Per Share	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.

      The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $13,172,746,326 at March 8, 2001.

      200,368,867 shares of the registrant’s common stock were outstanding at March 8, 2001.

Documents Incorporated By Reference:

      Parts I and II incorporate information from certain portions of the registrant’s Annual Report to security holders for the fiscal year ended December 31, 2000 (the 2000 Annual Report).

      Part III incorporates information from certain portions of the registrant’s definitive Proxy Statement for the 2001 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

      Certain sections of this Annual Report on Form 10-K contain forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company’s successful execution of internal performance plans; changing priorities or reductions in the U.S. government defense budget; termination of government contracts due to unilateral government action; changing customer demand or preferences for business aircraft; changes from the company’s expectations with respect to its customers’ exercise of business aircraft options; performance issues with key suppliers and subcontractors; the status or outcome of legal and/or regulatory proceedings; the status or outcome of labor negotiations; and the timing and occurrence (or non-occurrence) of circumstances beyond the company’s control.

PART I

Item 1.  Business

Business Overview

      The company is a Delaware corporation formed in 1952 as successor to the Electric Boat Company. The company’s primary businesses focus on shipbuilding and marine systems, business aviation, information systems, and land and amphibious combat systems. Each of these businesses involves design, manufacturing and program management expertise, advanced technology, and integration of complex systems. The primary customers for the company’s businesses are the United States military, the armed forces of allied nations, other government organizations and a diverse base of corporate and industrial buyers.

      During the early 1990’s, while the defense industry was consolidating through mergers and acquisitions, the company divested its tactical military aircraft, missile systems and space launch systems businesses, as well as its Cessna aircraft operations. In the mid 1990’s, the company began a series of acquisitions that primarily focused on defense and either directly related to its core businesses or provided opportunities within its core competencies. The company operates in four primary business groups: Marine Systems, Aerospace, Information Systems and Technology, and Combat Systems. The company also owns certain commercial operations, which are identified for reporting purposes as Other.

      Information on revenues, operating profit and identifiable assets attributable to each of the company’s reportable business groups is included in Note S to the Consolidated Financial Statements on page 49 of the 2000 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2000, and is incorporated herein by reference. A description of the company’s products and services by business group, competition, and other related information follows.

Products and Services

  Marine Systems

      Marine Systems is the U.S. Navy’s leading supplier of combat vessels, including nuclear submarines, surface combatants and auxiliary ships. It has the broadest range of integration, design, engineering and production skills in naval shipbuilding. It also supplies niche commercial shipbuilding markets and manages 23 ready-reserve, fast sealift and prepositioning ships for the U.S. government. Marine Systems includes the company’s Electric Boat Corporation, Bath Iron Works Corporation, National Steel and Shipbuilding Company, and American Overseas Marine Corporation subsidiaries.

      Net sales for Marine Systems represent approximately 34% of the company’s consolidated net sales for each of the three years in the period ended December 31, 2000. Net sales (in millions) by major products and services are as follows:

	2000	1999	1998

Nuclear submarines and related services	$1,831	$1,460	$1,381

Naval surface ships and related services	1,267	1,424	999

Other	315	204	149

	$3,413	$3,088	$2,529

      Electric Boat designs, builds and supports nuclear submarines for the U.S. Navy, having construction contracts for the first four ships of the Virginia-class submarine and the third of three Seawolf-class attack submarines. Construction work on the Virginia-class will be shared equally between Electric Boat as the prime contractor and Newport News Shipbuilding Inc. as subcontractor. In addition to nuclear submarine design and construction, Electric Boat performs a broad range of engineering work, including advanced research and technology development, systems and component design evaluation, prototype development and logistics support for the operating fleet. Electric Boat also serves as ship integrator for certain components and subassemblies of the submarines, such as electronic equipment.

      Bath Iron Works has been awarded contracts to date for the construction of 27 Arleigh Burke class destroyers (DDG 51) and plays a lead role in providing design, engineering, and ongoing life cycle support services for these ships. Bath Iron Works is a member of a three-contractor team that was awarded a contract in 1996 to design and build the Navy’s new class of amphibious assault ships (LPD 17), and it has a contract for the construction of the third ship of the class, LPD 19. Along with Ingalls Shipbuilding, a division of Litton Industries, Inc., Bath Iron Works is a member of the DD 21 Shipbuilder Alliance, which has been awarded contracts to date for the first two phases of system concept design work for the next generation surface combatant (DD 21). Bath Iron Works is serving as the Alliance prime contractor for these phases, is leading one of the Alliance’s two competing design teams and is expected to share equally with Ingalls Shipbuilding in the production of the DD 21.

      National Steel and Shipbuilding Company designs, builds and repairs ships for the U.S. Navy and commercial customers. National Steel and Shipbuilding Company has been awarded contracts to date for the design and construction of 8 sealift ships for the U.S. Navy and contracts with commercial customers for the construction of two cargo ships and three double-hull crude oil tankers.

  Aerospace

      Aerospace was the result of the acquisition of Gulfstream Aerospace Corporation (Gulfstream) on July 30, 1999. It is the leading designer, developer, manufacturer and marketer of technologically advanced intercontinental business jet aircraft. The acquisition of Gulfstream was accounted for as a pooling of interests, and, accordingly, the consolidated financial statements of the company for periods prior to the combination include the accounts and results of operations of Gulfstream.

      Net sales for Aerospace represent approximately 30% of the company’s consolidated net sales for each of the three years in the period ended December 31, 2000. Net sales (in millions) by major product are as follows:

	2000	1999	1998

New aircraft	$2,353	$2,251	$1,909

Other	676	658	519

	$3,029	$2,909	$2,428

      Gulfstream has produced approximately 1,230 aircraft for customers around the world and offers a range of aircraft products and services. Gulfstream’s primary products are the Gulfstream IV-SP, which serves the large-cabin business jet aircraft market, the Gulfstream V, which serves the ultra-long range market, and the recently announced Gulfstream V-SP, which will serve the ultra-long range market and begin customer delivery in 2003. Gulfstream has received a total of 468 orders plus 16 options for the Gulfstream IV/ IV-SP, and has manufactured and delivered 435 of these aircraft through December 2000. Gulfstream has received a total of 153 orders plus 2 options for the Gulfstream V, and has manufactured and delivered 126 of these aircraft through December 2000. As of December 31, 2000, Gulfstream has 30 Gulfstream V-SP firm contracts in backlog. See “Backlog” for a description of Gulfstream options.

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

      The Gulfstream V has a maximum operating speed of Mach .885. It can accommodate up to 19 passengers and has a range of up to 6,500 nautical miles. These capabilities permit routine intercontinental travel at cruising speeds comparable to commercial airline cruising speeds, while operating efficiently at altitudes as high as 51,000 feet, flying above commercial airline traffic and most adverse weather. The Gulfstream V is versatile enough to fly long-range missions, such as New York to Tokyo in approximately 14 hours, as well as high-speed missions, such as New York to London, in approximately six hours. To date, the Gulfstream V has set 65 world and national records. As confirmation of the product’s innovative design and outstanding performance, the Gulfstream V received the 1997 Robert J. Collier Trophy for aeronautical achievement and was selected by the U.S. Air Force to provide intercontinental transportation for senior government officials and dignitaries.

      The Gulfstream V-SP was announced in October 2000. The Gulfstream V-SP will feature Gulfstream’s PlaneView, the industry’s most advanced cockpit avionics suite. PlaneView integrates cursor-controlled avionics, large flat panel liquid crystal instrument displays, a Visual Guidance System and an Enhanced Vision System. The Gulfstream V-SP will offer increased range, increased mission flexibility for both ultra-long range and high-speed long-range flights, reduced takeoff field length, and increased cabin and baggage space. The Gulfstream V-SP will accommodate up to 19 passengers at cruise speeds of up to Mach .885. It will have a range of 6,750 nautical miles at Mach .80; 6,000 nautical miles at Mach .85; and 5,000 nautical miles at Mach .87.

      Gulfstream also provides worldwide aircraft maintenance services and technical support for both Gulfstream and other business aircraft by integrating a network of company-owned service centers, three levels of authorized third-party service providers, worldwide parts depots, worldwide service representatives and 24 hour-a-day technical/aircraft on the ground support. There are currently almost 1,000 Gulfstream aircraft in service. On February 15, 2001, Gulfstream acquired certain net assets of BBA North America, which operates four aircraft maintenance facilities located in Dallas, TX; Las Vegas, NV; Minneapolis, MN; and West Palm Beach, FL. The new service and maintenance operations is known as General Dynamics Aviation Services.

      In 1998, Gulfstream acquired K-C Aviation, Inc., previously a provider of business aviation services and the largest independent completion center for business aircraft in North America. This acquisition increased Gulfstream’s capacity to accelerate its completion deliveries and its ability to provide aftermarket maintenance services, spare parts engine overhaul and auxiliary power unit service and overhaul for both Gulfstream and other business jets. As a result of the K-C Aviation acquisition, Gulfstream now offers services for Challenger, Hawker, Falcon and other aircraft types at their Appleton, WI; Dallas, TX; and Westfield, MA locations. On February 15, 2001, Gulfstream sold the engine overhaul business obtained as part of this acquisition.

  Information Systems and Technology

      The Information Systems and Technology group provides defense and commercial customers with infrastructure and systems integration skills required to process, communicate and manage information effectively. The group has market-leading positions in the design, deployment and maintenance of wireline and wireless voice and data networks; command, control and communications systems; telecommunications system security; encryption; fiber optics; intelligence systems; computing hardware; and lifecycle management and support. The Information Systems and Technology group is pursuing new opportunities in networks and communication systems for defense customers, as well as selected opportunities in the commercial market. Information Systems and Technology includes 7 major businesses: Advanced Technology Systems, Communication Systems, Computing Devices Canada, Defense Systems, Electronic Systems, Information Systems and Worldwide Telecommunication Systems. Net sales (in millions) for this group were $2,388, $1,422 and $933, or 23%, 16% and 13% of the company’s consolidated net sales, for 2000, 1999 and 1998, respectively.

  Combat Systems

      Combat Systems is a leading supplier of land and amphibious combat system development, production and support. Its product line includes a full spectrum of armored vehicles, suspensions, engines, transmissions, medium caliber guns, ammunition handling systems, turrets and turret drive systems, reactive armor and ordnance. On January 26, 2001, the company acquired Primex Technologies, Inc., renamed General Dynamics Ordnance and Tactical Systems. Ordnance and Tactical Systems will be included in the company’s results of operations beginning January 26, 2001. The acquisition of Ordnance and Tactical Systems will strengthen the company’s market position in large and medium caliber munitions, as well as provide entrance into the high growth areas of missile and precision-guided munitions through existing subcontract relationships. Combat Systems includes the company’s Land Systems, Armament Systems, and Ordnance and Tactical Systems (beginning in late January 2001) subsidiaries.

      Net sales for Combat Systems represent 12%, 14% and 17% of the company’s consolidated net sales for 2000, 1999 and 1998, respectively. Net sales (in millions) by major product are as follows:

	2000	1999	1998

Armored combat vehicles and related services	$889	$1,000	$877

Other	384	290	395

	$1,273	$1,290	$1,272

      Land Systems designs and manufactures the M1 Series Abrams Main Battle Tank for the U.S. Army and various foreign governments. Land Systems also performs engineering and upgrade work, and provides support for existing armored vehicles. Production of the M1A2 was initiated in 1992 and the M1A2 SEP, the latest version of the M1, in 1999. Land Systems is in its last year of production on its 1996 multiyear contract with the U.S. Army to upgrade 580 tanks from the M1 to the M1A2 and M1A2 SEP configurations. The company expects a decision in early 2001 with respect to a follow-on multiyear contract for approximately $740 million to upgrade approximately 300 additional M1 Abrams tanks to the M1A2 SEP version.

      Land Systems is also under contract for the development of several other major armored vehicle systems and components, including wheeled weapons stations, engines and turret drive systems. The company is scheduled to complete its three-year contract for the design, development and construction of three Advanced Amphibious Assault Vehicle (AAAV) prototypes in September 2001. The Marine Corps plans to acquire more than 1,000 vehicles within the next 10 years. The production program, including anticipated international sales, is valued at more than $5 billion.

      In November 2000, the U.S. Army awarded a six-year requirements contract to GM GDLS Defense Group, a joint venture between the company and General Motors Canada Ltd., to equip its Brigrade Combat Teams with an eight-wheeled armored vehicle. The award is currently under protest by a competitor; resolution is expected by the end of March 2001. The total estimated value of this contract is $4 billion for 2,131 vehicles.

      Armament Systems designs, develops and produces advanced gun and ammunition handling systems for applications on various land, sea and air platforms. Armament Systems is also a leader in the production of ammunition products. Armament Systems is the sole producer of the Hydra 70 2.75” air-to-ground rocket, having produced over 1 million to date.

      Ordnance and Tactical Systems provides a variety of munitions, propellants, satellite propulsion systems and electronics products to the U.S. government and its allies, as well as domestic and international industrial customers.

  Other

      The company’s Other businesses consist of:

      Material Service — engaged in the mining and sale of aggregates (stone, sand and gravel) for use in the construction of highways and other infrastructure projects, and for commercial and residential building construction primarily in northern and central Illinois as well as Indiana. This business is cyclical and seasonal in nature.

      Freeman Energy — mines coal, producing approximately 3-4 million tons in each of the last three years. Freeman Energy owns or leases rights to over 600 million tons of coal reserves in Illinois.

      Patriots — financing subsidiaries that lease liquefied natural gas tankers to a nonaffiliated company.

      Summary financial data (in millions) is as follows:

	Net Sales			Operating Earnings				Identifiable Assets

	2000	1999	1998	2000	1999		1998	2000	1999	1998

Aggregates operation	$126	$125	$123	$10	$12		$13	$115	$108	$87

Coal mining operation	106	100	88	(9)	(60	)*	(6)	34	34	78

Other***	21	25	25	35	159	**	27	168	231	241

	$253	$250	$236	$36	$111		$34	$317	$373	$406

*	Management decided not to make additional investments in its undeveloped high sulfur coal reserves and revalued these coal reserves and related assets, resulting in a non-cash charge to earnings of approximately $61 million.
**	In connection with the acquisition of Gulfstream, the company merged its commercial pension plans. As a result of the merger of these plans, the company recognized previously deferred gains on its commercial pension plan, totaling $126 million.
***	Other identifiable assets consist primarily of leases receivable related to the Patriots’ operation.

Competition

  U.S. Government Defense Contracts

      Historically, competition for U.S. government defense contracts was characterized by a number of major companies competing for a variety of contracts. The U.S. government’s procurement policy generally required competitive bids based on strict specifications. In addition, the U.S. government often awarded contracts to more than one company in order to ensure competition on subsequent contracts.

      During the last decade, because of reduced defense spending, the defense industry consolidated through mergers and acquisitions to maintain critical mass, resulting in fewer and larger competitors. With fewer but more complex programs in competition, companies frequently have formed strategic alliances to pursue these programs. The Department of Defense faces challenges as it must address industrial base issues while assessing competing needs between and among the various branches of the service. U.S. government defense contracts are also subject to uncertain future funding levels, which can result in the extension or termination of contracts. Finally, Congress continues to be very influential in its role of determining funding levels and priorities. As a result, the defense procurement policy is evolving and will be affected by these various and sometimes conflicting factors.

      A discussion of competition on major defense platform programs is included in Management’s Discussion and Analysis of the Results of Operations and Financial Condition on pages 17 through 29 of the 2000 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

  Business Aircraft

      The business aircraft market generally is divided into four segments of aircraft — light, medium, large and ultra-long range — either designed or converted for business use. The Gulfstream IV-SP competes in the large cabin business aircraft market segment with the Dassault Falcon 900EX. The Gulfstream V and Gulfstream V-SP compete in the ultra-long range business aircraft market segment against the Bombardier Global Express. The company believes that it competes favorably in its markets on the basis of the performance characteristics of its aircraft, the quality and timeliness of the service it provides, as well as its innovative marketing techniques. In addition, the company was able to certify the Gulfstream V significantly in advance of its competition and obtain a substantial market lead. The company believes that the introduction of the second generation of the ultra-long range business jet, the Gulfstream V-SP, will enable the company to maintain or increase its market lead in this important market segment. Further, the company believes its aircraft’s operating costs are comparable to or lower than those of its competitors and that its products are competitively priced.

Customers

      In 2000, approximately 60% of the company’s net sales were made to the U.S. government, either as a prime contractor or as a subcontractor; approximately 36% of the company’s net sales were made to domestic and international commercial customers; and the remaining 4% to international governments.

  U.S. Government

      The company’s defense businesses represent the majority of its U.S. government sales. Net sales to the U.S. government include Foreign Military Sales (FMS), which are sales to foreign governments through the U.S. government, whereby the company contracts with and receives payment from the U.S. government and the U.S. government assumes the risk of collection from the customer. U.S. government sales were as follows (dollars in millions):

	Year Ended December 31

	2000	1999	1998

Domestic	$6,053	$5,104	$4,121

FMS	124	99	175

Total U.S. government	$6,177	$5,203	$4,296

Percent of net sales	60%	58%	58%

      All U.S. government contracts related to the company’s defense businesses are terminable at the convenience of the U.S. government, as well as for default. Under contracts terminable at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminated for default generally provide that the U.S. government only pays for the work it has accepted. The U.S. government may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages.

      Companies engaged in supplying goods and services to the U.S. government are dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in U.S. government policies resulting from various military and political developments. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Congress usually appropriates funds on a fiscal-year basis even though contract performance may extend over many years. U.S. government defense contracts typically involve long lead times for design and development, and are subject to significant changes in contract scheduling. Often the contracts call for successful design and production of very complex and technologically advanced items.

  Commercial

      The majority of the company’s commercial sales are for Gulfstream aircraft to national and multinational corporations. The aircraft are operated by customers in a wide spectrum of industries and customer groups including: pharmaceuticals, consumer goods, high technology, energy, industrial manufacturing, finance, insurance, real estate, mining, transportation, communications, public utilities, the retail trade and individuals.

      Executive Jet International is an unaffiliated customer who purchases aircraft from the company for use in its fractional ownership program. Executive Jet then sells ownership interests generally in one-eighth or one-quarter increments, for which the customer receives 100 or 200 hours, respectively, of flying time per year. Through year-end 2000, Gulfstream had contracted to deliver to Executive Jet 76 aircraft plus options for an additional 5 aircraft. As of December 31, 2000, 43 of these aircraft remain in backlog. During 1998, a group of unaffiliated Middle East investors signed a 12-aircraft contract with Gulfstream to establish a fractional ownership program. Nine of these aircraft remain in unfunded backlog at year end.

      In 1998, Gulfstream announced an agreement with Gulfstream GATX Leasing Company, LLC (a subsidiary of GATX Capital). Gulfstream GATX Leasing Company purchases aircraft from the company and then offers the aircraft for lease, generally under short-term operating leases. Gulfstream has a 15% ownership interest in Gulfstream GATX Leasing Company. Gulfstream also offers charter and aircraft management services; training; and through its subsidiary, Gulfstream Financial Services Corporation, aircraft financing, which is provided through private label relationships with other financing institutions.

  International

      Direct international sales, including both defense and commercial, represent approximately five percent of the company’s operations for the past three years. The company expanded its geographic presence in late 1997 through the acquisition of Computing Devices Canada Ltd. and Computing Devices Company Limited in the United Kingdom. Direct foreign sales, including international operations, were $930 million, $966 million and $1,011 million in 2000, 1999 and 1998, respectively, and were primarily related to the export of business aircraft. For the year ended December 31, 2000, sales and operating earnings from international operations were 2.5% and 1.5% of consolidated sales and operating earnings, respectively. Identifiable assets of operations domiciled outside the U.S. were 3.5%, 5.5% and 7.3% of total identifiable assets at December 31, 2000, 1999 and 1998, respectively, and consisted primarily of goodwill and intangible assets. For information regarding sales by geographic region, see Note S to the Consolidated Financial Statements on page 50 of the 2000 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

Supplies

      Many items of equipment and components used in the production of the company’s products are purchased from other manufacturers. The company is dependent upon suppliers and subcontractors for a large number of components and the ability of its suppliers and subcontractors to meet performance and quality specifications and delivery schedules. In some cases the company is dependent on one or a few sources, either because of the specialized nature of a particular item or because of domestic preference requirements pursuant to which it operates on a given project.

      All of the company’s operations are dependent upon adequate supplies of certain raw materials, such as aluminum and steel, and on adequate supplies of fuel. Fuel or raw material shortages could also have an adverse effect on the company’s suppliers, thus impairing their ability to honor their contractual commitments to the company. The company has not experienced serious shortages in any of the raw materials or fuel supplies that are necessary for its production programs.

Research and Development

      Research and development activities in the Marine Systems, Information Systems and Technology, and Combat Systems groups are conducted principally under U.S. government contracts. These research efforts have been and continue to be concerned with developing products for large systems development programs or performing work under research and development technology contracts. Each of the company’s defense businesses also engages in independent research and development, of which a significant portion is recovered through overhead charges to U.S. government contracts. Company-sponsored research and development began increasing in 1998 due primarily to the growth in business through acquisitions in the Information Systems and Technology group. This group conducts research and development primarily under classified programs. Research and development activities in the Aerospace group are primarily internally funded product enhancement and product development programs for Gulfstream aircraft.

      Research and development expenditures (in millions) by type follows:

	Year Ended December 31

	2000	1999	1998

Company-sponsored	$143	$103	$103

Customer-sponsored	87	116	114

	$230	$219	$217

Backlog

      Summary backlog information (in millions) for each business group follows. Prior year amounts for Aerospace have been restated to include amounts for completions and aircraft services backlog.

	December 31

							2000 Total
	2000			1999			Backlog Not
							Expected to Be
	Funded	Unfunded	Total	Funded	Unfunded	Total	Filled in 2001

Marine Systems	$7,247	$3,964	$11,211	$5,529	$6,079	$11,608	$8,245

Aerospace	3,336	1,034	4,370	2,860	1,329	4,189	2,602

Information Systems And Technology	1,845	97	1,942	1,952	48	2,000	621

Combat Systems	1,597	176	1,773	1,116	480	1,596	901

Other	417	29	446	494	29	523	343

	$14,442	$5,300	$19,742	$11,951	$7,965	$19,916	$12,712

  Defense Businesses

      Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog for government programs represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency. To the extent backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming. For further discussion, see Management’s Discussion and Analysis of the Results of Operations and Financial Condition on pages 17 through 29 of the 2000 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

  Aerospace

      Funded aircraft backlog represents orders for which the company has entered into a definitive purchase contract with no material contingencies and has received a significant non-refundable deposit from the customer. Unfunded aircraft backlog includes options, which consist of agreements with two unaffiliated customers who purchase aircraft for use in their respective fractional ownership programs, an agreement with

Gulfstream GATX Leasing Company and agreements to provide future aircraft maintenance and support services.

Regulatory Controls

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

      All of the company’s aircraft models comply with all currently applicable federal laws and regulations pertaining to aircraft noise and engine emissions. Due to their weight (under 75,000 pounds) all Gulfstream II, III, IV, and IV-SP aircraft are currently exempt from the FAA Stage 3 (most stringent) noise requirements. Notwithstanding federal requirements, foreign and local jurisdictions and airport authorities may establish more stringent restrictions pertaining to aircraft noise. Such local and foreign regulations in several locations currently restrict the operation of certain jet aircraft, including the Gulfstream II, IIB, and III, and certain of their competitors from landing or taking off during late evening and early morning hours. Each of the Gulfstream IV, IV-SP, and V aircraft produce noise levels below the FAA’s Stage 3 and the International Civil Aviation Organization’s most stringent noise ceilings.

Environmental Controls

      The company’s operations are subject to and affected by a variety of federal, state and local environmental protection laws and regulations. Management of the company believes that the company is in substantial compliance with all applicable environmental laws and regulations.

      The 1990 Clean Air Act Amendment (the Act), had a significant impact on Freeman Energy. The Act requires, among other things, a phased reduction in sulfur dioxide emissions by coal burning facilities. All of the coal in Freeman Energy’s Illinois basin mines has medium or high sulfur content. Freeman Energy has a long-term contract customer with clean coal technologies that allow for utilization of Freeman Energy’s coal under the new regulations. Freeman Energy has targeted customers with clean coal technology to mitigate the impact of regulations in the near term. The long-term impact of the Act is not known.

      Federal, state and local requirements relating to the discharge of materials into the environment and other factors affecting the environment have had and will continue to have an impact on the manufacturing operations of the company. Thus far, compliance with the requirements has been accomplished without material effect on the company’s capital expenditures, earnings or competitive position. While it is expected that this will continue to be the case, the company cannot assess the possible effect of compliance with future requirements. Additional information relating to the impact of environmental controls is included under the caption “Environmental” in Note O to the Consolidated Financial Statements on page 42 of the 2000 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

Patents

      Numerous patents and patent applications are owned by the company and utilized in its defense business development activities and manufacturing operations. In many cases, however, the U.S. government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the government may use or authorize others to use the inventions covered by the patents. Pursuant to similar arrangements, the government may consent to the company’s use of inventions covered by patents owned by other persons. Patents and licenses are important in the operation of the company’s defense businesses, as one of management’s key objectives is developing and providing its customers with advanced technological solutions.

Employees

      At December 31, 2000, the company had approximately 43,300 employees (excluding contract labor), of whom 34 percent were covered by collective bargaining agreements with various unions, the most significant of which are the International Association of Machinists and Aerospace Workers, the Marine Draftsmen’s Association, the Metal Trades Council of New London, Connecticut and the United Auto Workers Union. Several agreements are due to expire during 2001, the most significant of which is the United Auto Workers, which includes approximately 1,100 employees.

Executive Officers Of The Registrant

      All executive officers of the company are elected annually. No executive officer of the company was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions held for the last five years of the company’s executive officers are as follows:

Name	Age	Position and Office

David D. Baier	46	Vice President Taxes since August 1995

G. Kent Bankus	58	Vice President Government Relations since April 1993

W. W. Boisture, Jr.	56	Executive Vice President and Group Executive, Aerospace since July 1999; President and Chief Operating Officer, Gulfstream Aerospace Corporation since December 1998; Executive Vice President, Gulfstream Aerospace Corporation February 1994 – December 1998

Allan C. Cameron	54	Vice President of the company and President of Bath Iron Works since March 1996; Executive Vice President and Chief Operating Officer of Bath Iron Works July 1994 – March 1996

Nicholas D. Chabraja	58	Chairman of the Board of Directors of the company and Chief Executive Officer since June 1997; Vice Chairman December 1996 – May 1997; Executive Vice President, March 1994 – December 1996

Michael E. Chandler	56	Vice President of the company and President of General Dynamics Worldwide Telecommunication Systems since February 2000; President, Worldwide Telecommunication Systems September 1999 – February 2000; Vice President and General Manager, GTE Government Systems Worldwide Telecommunication Systems Division November 1997 – September 1999; Vice President and General Manager, GTE Government Systems Electronic Systems Division October 1995 – November 1997

Kenneth C. Dahlberg	56	Executive Vice President and Group Executive, Information Systems and Technology since March 2001; Executive Vice President for Business Development and President, Raytheon International January 2000 – March 2001; President and Chief Operating Officer, Raytheon Systems Company December 1997 – December 1999; President Weapons Systems Segment, Hughes Aircraft Company September 1994 – December 1997

Name	Age	Position and Office

Gerard J. DeMuro	45	Vice President of the company and President of General Dynamics Communication Systems since February 2000; President of General Dynamics Communication Systems September 1999 – February 2000; Vice President and General Manager, GTE Government Systems Communication Systems Division October 1997 – September 1999; Vice President and General Manager — MSE/ TRITAC GTE Government Systems — Communication Systems Division October 1994 – October 1997

Gordon R. England	63	Executive Vice President March 1997 through retirement in April 2001; Group Executive, Information Systems and Technology January 1999 through retirement in April 2001; Group Executive, Combat Systems March 1997 – September 1999; President, GRE Consulting Inc. March 1995 – March 1997; President, Lockheed Martin Corporation Fort Worth March 1993 – March 1995

David H. Fogg	45	Vice President and Treasurer since March 1998; Staff Vice President and Treasurer November 1994 – March 1998

Charles M. Hall	49	Vice President of the company and President of Land Systems since September 1999; Vice President, Production and Delivery, Land Systems March 1997 – September 1999; Vice President and General Manager, Domestic Operations, Land Systems January 1994 – March 1997

David K. Heebner	55	Vice President Strategic Planning since January 2000; Lieutenant General and Assistant Vice Chief of Staff, U.S. Army, July 1997 – November 1999; Director of Program Analysis and Evaluation, Office of the Chief of Staff, U.S. Army, August 1994 – July 1997

Kenneth A. Hill	51	Vice President Information Technology since April 1997; Staff Vice President Personnel Relations November 1994 – April 1997

Linda P. Hudson	50	Vice President of the company and President of Armament Systems since May 1999; Staff Vice President Business Development August 1997 – May 1999; President, Ordnance Systems January 1997 – August 1997; President Martin Marietta/Lockheed Martin Ordnance Systems January 1994 – January 1997

Raymond E. Kozen	59	Vice President Special Projects since January 2000; Vice President Planning and Analysis March 1997 – January 2000; Staff Vice President for Special Projects December 1987 – March 1997

Michael J. Mancuso	58	Senior Vice President and Chief Financial Officer since March 1997; Vice President and Chief Financial Officer November 1994 – March 1997

Charles E. McQueary	61	Vice President of the company and President of Advanced Technology Systems since October 1997; President, Advanced Technology Systems, AT&T/ Lucent Technologies January 1994 – September 1997

Walter M. Oliver	55	Vice President Human Resources and Administration since January 2001; Senior Vice President Human Resources, Ameritech Corp., April 1994 – December 2000

Name	Age	Position and Office

Kendell Pease	55	Vice President Communications since May 1998; Rear Admiral and Chief Information Officer, U.S. Navy, August 1992 – May 1998

David A. Savner	57	Senior Vice President and General Counsel, Secretary since May 1999; Senior Vice President — Law and Secretary April 1998 – May 1999; Senior Partner of Jenner & Block, LLC May 1987 – April 1998

William O. Schmieder	53	Vice President International since March 2001; Staff Vice President International January 2000 – March 2001; Vice President Business Development, Lockheed Martin Electronics & Missiles June 1997 – December 1999; Vice President Programs, Lockheed Martin Corporation August 1994 – June 1997

Daniel P. Schmutte	50	Vice President of the company and President of Defense Systems since February 1997; Vice President Operations August 1995 – February 1997

John W. Schwartz	44	Vice President and Controller since March 1998; Staff Vice President and Controller November 1994 – March 1998

David E. Scott	55	Vice President of the company and President of Computing Devices Canada since February 1998; President Computing Devices Canada June 1997 – January 1998; Vice President Communications Division November 1990 – May 1997

John F. Stewart	56	Vice President of the company and President of General Dynamics Electronic Systems since February 2000; President of General Dynamics Electronic Systems September 1999 – February 2000; Vice President and General Manager, GTE Government Systems, Electronic Systems Division November 1997 – September 1999; Vice President and General Manager, GTE Government Systems, Information Operations December 1995 – November 1997

Michael W. Toner	57	Vice President of the company and President of Electric Boat since January 2000; Senior Vice President Electric Boat June 1998 – January 2000; Vice President — Innovation October 1995 – June 1998

Arthur J. Veitch	54	Senior Vice President and Group Executive, Combat Systems since September 1999; Vice President of the company and President of Land Systems February 1997 – September 1999; Vice President of the company and Senior Operating Officer of Land Systems August 1995 – February 1997

Richard H. Vortmann	56	Vice President of the company and President of NASSCO since February 1999; President, Chief Executive Officer and Chairman of the Board of NASSCO April 1989 – February 1999

John K. Welch	50	Senior Vice President and Group Executive, Marine Systems since January 2000; Vice President of the company and President of Electric Boat October 1995 – January 2000

W. Peter Wylie	61	Vice President Human Resources and Administration August 1995 through retirement in March 2001

Item 2.  Properties

      Principal Business Groups. A summary of floor space at the main facilities of the Marine Systems, Aerospace, Information Systems and Technology, and Combat Systems business groups follows (square feet in millions):

	Company		Government
	Owned	Leased	Furnished
	Facilities	Facilities	Facilities	Total

Marine Systems:
Electric Boat

Groton, CT (Shipyard)	2.8	0.1		2.9

Quonset Point, RI (Plant/ Warehouse)	0.4	1.1		1.5
Bath Iron Works

Bath, ME (Shipyard)	1.1			1.1

East Brunswick, ME (Warehouse)	0.9	0.2		1.1

Portland, ME (Shipyard)		0.1		0.1
National Steel and Shipbuilding Company

San Diego, CA (Shipyard)	0.2	6.0		6.2

Mexicali, Mexico (Factory)		0.2		0.2

Total Marine Systems	5.4	7.7	0.0	13.1

Aerospace:
Gulfstream

Savannah, GA (Factory/ Office)	1.5			1.5

Brunswick, GA (Service/ Completion Center)		0.1		0.1

Long Beach, CA (Service/ Completion Center)	0.3	0.1		0.4

Dallas, TX (Service/ Completion Center)	0.2	0.1		0.3

Appleton, WI (Service/ Completion Center)	0.1			0.1

Westfield, MA (Service Center)	0.1			0.1

Oklahoma City, OK (Factory)		0.5		0.5

Mexicali, Mexico (Factory)		0.2		0.2

Total Aerospace	2.2	1.0	0.0	3.2

	Company		Government
	Owned	Leased	Furnished
	Facilities	Facilities	Facilities	Total

Information Systems and Technology:
Defense Systems

Pittsfield, MA (Labs)			0.9	0.9

San Diego, CA (Office)		0.1		0.1

Boulder, CO (Office)		0.1		0.1
Advanced Technology Systems

Greensboro, NC (Factory/ Office)	0.1	0.3		0.4

Whippany, NJ (Office/ Labs)		0.2		0.2
General Dynamics Information Systems

Bloomington, MN (Office)		0.5		0.5
Computing Devices Canada, Ltd.

Ottawa, Ontario (Office/ Plant)	0.2	0.1		0.3

Calgary, Alberta (Office)		0.2		0.2
Communication Systems

Needham Heights, MA (Office)	0.3	0.1		0.4

Taunton, MA (Office/ Factory)	0.1	0.3		0.4
Electronic Systems

Mountain View, CA (Office/ Factory)	0.2	0.4		0.6

Thousand Oaks, CA (Office/ Lab)		0.1		0.1
Worldwide Telecommunication Systems

Needham Heights, MA (Office)	0.1			0.1

Chantillly, VA (Office)		0.1		0.1

Colorado Springs, CO (Office/ Lab)	0.1			0.1

Ft. Gordon, GA (Office/ Lab)			0.2	0.2

Total Information Systems and Technology	1.1	2.5	1.1	4.7

Combat Systems:
Land Systems

Lima, OH (Plant)			1.6	1.6

Muskegon, MI (Plant)	1.0	0.1		1.1

Scranton, PA (Plant)		0.3		0.3

Woodbridge, VA (Office)	0.1			0.1

Tallahassee, FL (Plant/ Office)		0.1		0.1

Sterling Heights, MI (Office)	0.6			0.6

Anniston, AL (Plant/ Warehouse)			0.1	0.1

Imperial, CA (Plant/ Warehouse)		0.1		0.1

Shelby Township, MI (Plant)		0.1		0.1

Westminster, MD (Plant/ Office)		0.1		0.1
Armament Systems

Burlington, VT (Plant/ Office)	0.1	0.2		0.3

Saco, ME (Plant/ Office)	0.5			0.5

Total Combat Systems	2.3	1.0	1.7	5.0

      In 1997, Bath Iron Works began a project to construct a fifteen acre land level transfer facility and manufacturing support center, and a 750-foot dry-dock in Bath, Maine to modernize its facility. The company expects to complete the project in 2001 and anticipates investing approximately $240.

      Other. Freeman Energy operates two underground coal mines and one surface coal mine in Illinois. Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output. Material Service operates several stone quarries, as well as sand and gravel pits and yards in the Chicago, Illinois and Indiana areas for its aggregates business.

      Real Estate Held for Development. As part of the divestiture of certain of the company’s businesses during 1992 to 1994, specific properties were retained by the company. The company developed plans and marketing efforts, which are intended to maximize the market value of these properties. Beginning in 1997, several buildings and acres of land were sold, the most significant of which was a 232-acre site in the Kearny Mesa section of San Diego, California in 1998. The remaining properties include approximately 2,200 acres in Sycamore Canyon, San Diego, California and 280 acres in Rancho Cucamonga, California. Most of this property is undeveloped. The company owns approximately 20,000 square feet of building space at Rancho Cucamonga and approximately 200,000 square feet of building space at Sycamore Canyon.

      General. The company believes that its main facilities are adequate for the present needs of the company and its subsidiaries and, as supplemented by planned improvements and construction, are expected to remain adequate for the foreseeable future.

Item 3.  Legal Proceedings

      The information under the captions “Litigation” and “Environmental” in Note O and the information in Note P to the Consolidated Financial Statements appearing on pages 41 through 43 of the 2000 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 2000, as Exhibit 13, is incorporated herein by reference in response to this item.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the company’s security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters

      The company’s common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

      On October 25, 1999, the company issued 15,424 shares of common stock to James D. Caldwell in connection with the company’s acquisition of Caldwell’s Diving Company, Inc. and Cable Ventures Inc. (now known as it International Telecom USA, Inc.). In connection with this share issuance, the company claims exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the fact that the transaction did not involve any public offering of securities.

      The high and low sales price of the company’s common stock and the cash dividends declared with respect to the company’s common stock for each quarterly period during the two most recent fiscal years are included in Note T to the Consolidated Financial Statements appearing on page 50 of the 2000 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 2000, as Exhibit 13, and are incorporated herein by reference.

      There were 18,500 holders of record of the company’s common stock at March 8, 2001.

Item 6.  Selected Financial Data

      The “Selected Financial Data” appearing on page 52 of the 2000 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 2000, as Exhibit 13, is incorporated herein by reference in response to this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The “Management’s Discussion and Analysis of the Results of Operations and Financial Condition” appearing on pages 17 through 29 of the 2000 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 2000, as Exhibit 13, is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Information About Market Risk

      The information appearing under the caption “Market Risk” on page 29 of the 2000 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 2000, as Exhibit 13, is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data

      The Consolidated Financial Statements, Notes to the Consolidated Financial Statements and Report of Independent Public Accountants appearing on pages 30 through 51 of the 2000 Annual Report, included in this Annual Report on Form 10-K for the year ended December 31, 2000, as Exhibit 13, are incorporated herein by reference in response to this item.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required to be set forth herein, except for a list of the executive officers that is provided in Part I of this report, is included in the sections entitled “Re-Election of the Board of Directors of the Company” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive Proxy Statement, which sections are incorporated herein by reference.

Item 11.  Executive Compensation

      The information required to be set forth herein is included in the section entitled “Executive Compensation” in the company’s definitive Proxy Statement, which section is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required to be set forth herein is included in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the company’s definitive Proxy Statement, which sections are incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information required to be set forth herein is included in the section entitled “Transactions Involving Directors and the Company” in the company’s definitive Proxy Statement, which section is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements

      The Report of Independent Public Accountants and Consolidated Financial Statements appearing in the 2000 Annual Report on the pages listed in the following index are included in this Annual Report on Form 10-K for the year ended December 31, 2000, as Exhibit 13, and are incorporated herein by reference.

Page of
2000
Annual
Report

Report of Independent Public Accountants	51

Consolidated Financial Statements:

Consolidated Statement of Earnings	30

Consolidated Balance Sheet	31

Consolidated Statement of Cash Flows	32

Consolidated Statement of Shareholders’ Equity	33

Notes to Consolidated Financial Statements (A to T)	34-50

     2.  Financial Statement Schedules

      No schedules are submitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

     3.  Exhibits — See Index on pages 21 and 22 of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By:	/s/ JOHN W. SCHWARTZ

John W. Schwartz Vice President and Controller

March 29, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 29, 2001, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ NICHOLAS D. CHABRAJA Nicholas D. Chabraja	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL J. MANCUSO Michael J. Mancuso	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. SCHWARTZ John W. Schwartz	Vice President and Controller (Principal Accounting Officer)
* Julius W. Becton, Jr.	Director
* James S. Crown	Director
* Lester Crown	Director
* Charles H. Goodman	Director
* George A. Joulwan	Director
* Paul G. Kaminski	Director
* James R. Mellor	Director
* Carl E. Mundy, Jr.	Director
* Carlisle A.H. Trost	Director

*	By David A. Savner pursuant to Power of Attorney executed by the directors listed above, which Power of Attorney has been filed with the Securities and Exchange Commission.

/s/ DAVID A. SAVNER

______________________________________________________
David A. Savner
Secretary

INDEX TO EXHIBITS — GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

      Exhibits listed below, which have been filed with the Commission pursuant to Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit	Note
Number	Number		Description

3.1	(1)		Restated Certificate of Incorporation, effective August 2, 1999
3.2	(2)		Restated By-Laws, effective March 7, 2001
10.1	(3)		Facilities Contract DAAE07-90-E-A001 between General Dynamics Land Systems, Inc. and the United States, dated June 24, 1990, relating to government-owned facilities and equipment at the Lima Army Tank Plant, Lima, Ohio
10.2	(4)		Lease Agreement between National Steel and Shipbuilding Company and the San Diego Unified Port District, dated January 1, 1991, relating to facilities in the San Diego, California harbor
10.2.1	(4)		Amendment of Lease Agreement between National Steel and Shipbuilding Company and the San Diego Unified Port District, dated December 6, 1994
10.3	(5)	*	Form of Severance Protection Agreement
10.4	(6)	*	Employment Agreement between the company and Nicholas D. Chabraja dated November 12, 1996
10.5	(6)		Lease Agreement between Electric Boat Corporation and the Rhode Island Economic Development Corporation dated December 20, 1996
10.6	(7)	*	Retirement Benefit Agreement between the company and Gordon R. England dated February 14, 1997
10.7	(7)	*	Consulting Agreement between the company and Paul G. Kaminski dated August 18, 1997
10.8	(7)		Credit Enhancement Agreement between Bath Iron Works Corporation and the City of Bath, Maine, dated September 19, 1997, relating to the development program of facilities in Bath, Maine
10.9	(4)	*	Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998
10.10	(7)	*	Retirement Benefit Agreement between the company and Michael J. Mancuso dated March 6, 1998
10.11	(2)	*	Employment Agreement between the company and David A. Savner dated March 10, 1998
10.12	(8)		Agreement and Plan of Merger between General Dynamics Corporation, Tara Acquisition Corporation and Gulfstream Aerospace Corporation dated May 16, 1999
10.13	(9)		Stock Purchase Agreement (without Schedules and Exhibits) between General Dynamics, Contel Federal Systems, Inc. and GTE Corporation dated as of June 21, 1999
10.14	(10)		Agreement and Plan of Merger between General Dynamics Corporation, Mars Acquisition Corporation and Primex Technologies, Inc. dated November 9, 2000
10.15	(2)	*	General Dynamics Corporation Supplemental Savings and Stock Investment Plan
10.16	(2)	*	General Dynamics Corporation 1997 Incentive Compensation Plan, as amended
13	(2)		2000 Annual Report (pages 17 through 52)
21	(2)		Subsidiaries
23.1	(2)		Consent of Arthur Andersen LLP
23.2	(2)		Consent of Deloitte & Touche LLP
24	(2)		Power of Attorney of the Board of Directors
99.1	(2)		Independent Auditors’ Report — Deloitte & Touche LLP

Exhibit	Note
Number	Number	Description

99.2	(11)	1998 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan
99.3	(11)	1998 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan
99.4	(12)	1999 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan
99.5	(12)	1999 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

NOTES TO EXHIBITS — GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

(1)	Filed as an exhibit to the company’s current report on Form 8-K filed with the Commission August 11, 1999.

(2)	Filed as an exhibit hereto.

(3)	Filed as an exhibit to the company’s annual report on Form 10-K for the year ending December 31, 1990, and filed with the Commission March 29, 1991.

(4)	Filed as an exhibit to the company’s annual report on Form 10-K for the year ending December 31, 1998, and filed with the Commission March 18, 1999.

(5)	Filed as an exhibit to the company’s annual report on Form 10-K for the year ending December 31, 1995, and filed with the Commission March 21, 1996.

(6)	Filed as an exhibit to the company’s annual report on Form 10-K for the year ending December 31, 1996, and filed with the Commission March 21, 1997.

(7)	Filed as an exhibit to the company’s annual report on Form 10-K for the year ending December 31, 1997, and filed with the Commission March 18, 1998.

(8)	Filed as an exhibit to the company’s quarterly report on Form 10-Q for the quarterly period ended April 4, 1999, and filed with the Commission May 18, 1999.

(9)	Filed as an exhibit to the company’s current report on Form 8-K filed with the Commission June 24, 1999.

(10)	Filed as an exhibit to the company’s quarterly report on Form 10-Q for the quarterly period ended October 1, 2000, and filed with the Commission November 13, 2000.

(11)	Filed as an exhibit to the company’s annual report on Form 10-K/ A for the year ending December 31, 1998, and filed with the Commission June 30, 1999.

(12)	Filed as an exhibit to the company’s annual report on Form 10-K/ A for the year ending December 31, 1999, and filed with the Commission June 28, 2000.