Form 10-Q
period 2001-04-01
GENERAL DYNAMICS CORP
filed 2001-05-16
CIK 40533

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  NO   .
                                              ---   ---

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


        COMMON STOCK, $1 PAR VALUE PER SHARE - APRIL 29, 2001       200,948,888





===============================================================================

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
---------

                                    PART I

                  ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         GENERAL DYNAMICS CORPORATION

                          CONSOLIDATED BALANCE SHEET

                            (Dollars in millions)

                                                            April 1                    December 31
                                                              2001                        2000
                                                          (Unaudited)                   (Audited)
                                                          -----------                  -----------
ASSETS
------

CURRENT ASSETS:
Cash and equivalents                                      $       280                  $       177
Accounts receivable                                               871                          798
Contracts in process                                            1,485                        1,238
Inventories                                                     1,006                          953
Other current assets                                              404                          385
                                                          -----------                  -----------
Total Current Assets                                            4,046                        3,551
                                                          -----------                  -----------

NONCURRENT ASSETS:
Property, plant and equipment, net                              1,464                        1,294
Intangible assets, net                                            507                          528
Goodwill, net                                                   2,264                        2,003
Other assets                                                      637                          611
                                                          -----------                  -----------
Total Noncurrent Assets                                         4,872                        4,436
                                                          -----------                  -----------
                                                          $     8,918                  $     7,987
                                                          ===========                  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
Short-term debt                                           $       915                  $       340
Accounts payable                                                  754                          717
Other current liabilities                                       1,943                        1,844
                                                          -----------                  -----------
Total Current Liabilities                                       3,612                        2,901
                                                          -----------                  -----------

NONCURRENT LIABILITIES:
Long-term debt                                                    225                          162
Other liabilities                                               1,071                        1,104
Commitments and contingencies (See Note L)
                                                          -----------                  -----------
Total Noncurrent Liabilities                                    1,296                        1,266
                                                          -----------                  -----------

SHAREHOLDERS' EQUITY:
Common stock, including surplus                                   629                          619
Retained earnings                                               4,244                        4,059
Treasury stock                                                   (855)                        (833)
Accumulated other comprehensive loss                               (8)                         (25)
                                                          ------------                 ------------
Total Shareholders' Equity                                      4,010                        3,820
                                                          -----------                  -----------
                                                          $     8,918                  $     7,987
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

                         GENERAL DYNAMICS CORPORATION

                      CONSOLIDATED STATEMENT OF EARNINGS

                                 (UNAUDITED)

               (Dollars in millions, except per share amounts)


                                                                     Three Months Ended
                                                          ----------------------------------------
                                                            April 1                      April 2
                                                             2001                          2000
                                                          -----------                  -----------
NET SALES                                                 $     2,673                  $     2,546
OPERATING COSTS AND EXPENSES                                    2,339                        2,240
                                                          -----------                  -----------

OPERATING EARNINGS                                                334                          306

Interest expense, net                                             (12)                         (19)
Other income (expense), net                                         8                           (1)
                                                          -----------                  -----------

EARNINGS BEFORE INCOME TAXES                                      330                          286

Provision for income taxes                                         90                          102
                                                          -----------                  -----------

NET EARNINGS                                              $       240                  $       184
                                                          ===========                  ===========

NET EARNINGS PER SHARE:
   Basic                                                  $      1.20                  $       .92
                                                          ===========                  ===========
   Diluted                                                $      1.19                  $       .91
                                                          ===========                  ===========

DIVIDENDS PER SHARE                                       $       .28                  $       .26
                                                          ===========                  ===========

SUPPLEMENTAL INFORMATION:
        General and administrative expenses included in
          operating costs and expenses                    $       182                  $       157
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

                         GENERAL DYNAMICS CORPORATION
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)
                            (Dollars in millions)

                                                                                          Three Months Ended
                                                                               ----------------------------------------
                                                                                 April 1                      April 2
                                                                                  2001                         2000
                                                                               -----------                  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                                   $     240                    $      184
Adjustments to reconcile net earnings to net
  cash provided by operating activities -
Depreciation, depletion and amortization of plant and equipment                       36                            37
Amortization of intangible assets and goodwill                                        24                            19
(Increase) Decrease in assets, net of effects of business acquisitions-
  Accounts receivable                                                                 (8)                         (124)
  Contracts in process                                                              (118)                         (209)
  Inventories                                                                        (56)                          (30)
  Other current assets                                                                 2                            (7)
Increase (Decrease) in liabilities, net of effects of business acquisitions-
  Accounts payable and other current liabilities                                     (70)                           35
  Customer deposits                                                                    7                            40
  Current income taxes                                                                96                            54
Deferred income taxes                                                                (15)                           14
Other, net                                                                           (59)                          (11)
                                                                               ----------                   -----------
Net Cash Provided by Operating Activities                                             79                             2
                                                                               ----------                   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired                                         (355)                           (8)
Capital expenditures                                                                 (53)                          (79)
Proceeds from sale of assets                                                          70                             1
Other, net                                                                            (2)                           (2)
                                                                               ----------                   -----------
Net Cash Used by Investing Activities                                               (340)                          (88)
                                                                               ----------                   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper issuances                                         565                           144
Net repayments of other debt                                                        (146)                            -
Repayments of finance operations debt                                                 (4)                           (3)
Dividends paid                                                                       (52)                          (48)
Purchases of common stock                                                            (20)                          (43)
Proceeds from option exercises                                                        14                             2
Other, net                                                                             7                             -
                                                                               ----------                   -----------
Net Cash Provided by Financing Activities                                            364                            52
                                                                               ----------                   -----------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                      103                           (34)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                          177                           270
                                                                               ----------                   -----------
CASH AND EQUIVALENTS AT END OF PERIOD                                          $     280                    $      236
                                                                               ==========                   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Federal income taxes                                                           $      12                    $       31
Interest (including finance operations)                                        $      11                    $       23


The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

                         GENERAL DYNAMICS CORPORATION

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in millions, except per share amounts)


(A)     Basis of Preparation

        The term "company" refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended April 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

        In the opinion of the company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for the three-month periods ended April 1, 2001 and April 2, 2000.


(B)     New Accounting Standard

        The company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138, on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the guidelines stipulated in SFAS 133. The adoption of the standard did not have a material impact on the company's results of operations or financial condition.

        The company's operations attempt to minimize the effects of currency risk by borrowing externally in the local currency or by hedging their limited purchases made in foreign currencies, when practical. The company is exposed to the effects of foreign currency fluctuations on the U.S. dollar value of earnings from its international operations. As a matter of policy, the company does not engage in currency speculation. The company periodically enters into foreign currency derivatives, including forward exchange and currency swap contracts, to hedge its exposure to fluctuations in foreign currency exchange rates. The adjustments to fair value related to these cash flow hedges during the three-month period ended April 1, 2001 resulted in a decrease to accumulated other comprehensive loss of $6. There were no material derivative instruments designated as fair value or net investment hedges during the three-month period ended April 1, 2001.

(C)     Comprehensive Income

        Comprehensive income was $257 and $185 for the three-month periods ended April 1, 2001 and April 2, 2000, respectively. Comprehensive income consists primarily of net earnings ($240 and $184 for the three-month periods ended April 1, 2001 and April 2, 2000, respectively), foreign currency translation adjustments, and in 2001, the fair value adjustment of a currency swap required by the adoption of SFAS 133 (see Notes B and I).


(D)     Acquisitions - Purchase Method

        On May 1, 2001, the company announced that it has reached an agreement to acquire Galaxy Aerospace Company, LP (Galaxy Aerospace), for $330 in cash. In addition, the selling parties may receive additional payments, up to a maximum of $315 through 2006, contingent upon the achievement of specific revenue targets. Galaxy Aerospace designs and manufactures the Astra mid-size twin turbofan business jet and the Galaxy super mid-size class aircraft. The acquisition is expected to close in June 2001. The company expects to finance the purchase through the issuance of commercial paper.

        On April 25, 2001, the company announced that it has entered into a definitive agreement to acquire for cash the publicly held outstanding shares of Newport News Shipbuilding Inc. (NYSE:NNS) for $67.50 per share. The transaction is valued at approximately $2,600, which includes the obligation to assume approximately $500 in debt. Newport News Shipbuilding designs and constructs nuclear-powered aircraft carriers and submarines for the U.S. Navy and provides life-cycle services for ships in the Navy fleet. The company commenced the tender offer for all the outstanding shares of Newport News Shipbuilding on May 4, 2001. The acquisition, subject to the tendering of a majority of the Newport News Shipbuilding shares as well as regulatory approval, is expected to close in the third quarter of 2001. Following the completion of the tender offer and necessary approvals, the company intends to consummate a second-step merger, in which all of the remaining Newport News Shipbuilding shareholders receive the same price paid in the tender offer. The company expects to finance the purchase through the issuance of commercial paper and subsequent issuance of debt securities.

        On January 26, 2001, the company acquired Primex Technologies, Inc. (renamed, General Dynamics Ordnance and Tactical Systems) for $334 in cash. The company also assumed $204 of Primex's debt, $149 of which was discharged at the time of acquisition. The company financed the purchase through the issuance of commercial paper. Ordnance and Tactical Systems provides a variety of munitions, propellants, satellite propulsion systems and electronics products to the U.S. and its allies, as well as domestic and international industrial customers. The purchase price has been allocated to the estimated fair value of net tangible assets acquired, with the excess recorded as goodwill (see Note H). Certain of the estimates are preliminary at April 1, 2001, but will be finalized within one year from the date of acquisition. Ordnance and Tactical Systems is part of the Combat Systems business group and is included in the company's results of operations from the closing date.

(E)     Earnings Per Share

        Basic and diluted weighted average shares outstanding are as follows (in thousands) for the three-month periods ended:


                             April 1              April 2
                              2001                 2000
                              ----                 ----
        Basic                200,401              200,896
        Diluted              202,175              202,281


(F)   Contracts in Process

      Contracts in process primarily represent costs and accrued profit related to defense contracts and programs, and consist of the following:

                                                            April 1                    December 31
                                                             2001                         2000
                                                          -----------                  -----------
        Net contract costs and estimated profits          $       767                  $       520
        Other contract costs                                      718                          718
                                                          -----------                  -----------
                                                          $     1,485                  $     1,238
                                                          ===========                  ===========

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

(G)     Inventories

        Inventories consist primarily of commercial aircraft components, as follows:

                                                            April 1                    December 31
                                                             2001                         2000
                                                          -----------                  -----------
        Work in process                                   $       421                  $       405
        Raw materials                                             286                          289
        Pre-owned aircraft                                        280                          236
        Other                                                      19                           23
                                                          -----------                  -----------
                                                          $     1,006                  $       953
                                                          ===========                  ===========

        Other inventories consist primarily of coal and aggregates, which are stated at the lower of average cost or estimated net realizable value.


(H)     Intangible Assets and Goodwill, Net

        Intangible assets consist of the following:

                                                            April 1                    December 31
                                                             2001                         2000
                                                          -----------                  -----------
        Contracts and programs                            $       442                  $       446
        Other                                                      65                           82
                                                          -----------                  -----------
                                                          $       507                  $       528
                                                          ===========                  ===========


        Intangible assets are shown net of accumulated amortization of $146 and $139 at April 1, 2001, and December 31, 2000, respectively. Contracts and programs acquired are amortized on a straight-line basis over periods ranging from 25 to 40 years. Other consists primarily of customer lists, workforce and purchase options on buildings currently leased. Other intangible assets are amortized over periods ranging from 3 to 21 years.

        Goodwill resulted from the company's business acquisitions. Goodwill is amortized on a straight-line basis over 40 years and is shown net of accumulated amortization of $148 and $131 at April 1, 2001, and December 31, 2000, respectively.

(I)     Debt

        Debt (excluding finance operations) consists of the following:

                                                            April 1                    December 31
                                                             2001                         2000
                                                          -----------                  -----------
        Commercial paper, net of unamortized discount     $       907                  $       340
        Senior notes                                              145                          139
        Term debt                                                  55                            -
        Industrial development bonds                               15                           15
        Other                                                      18                            8
                                                          -----------                  -----------
                                                                1,140                          502
        Less current portion                                      915                          340
                                                          -----------                  -----------
                                                          $       225                  $       162
                                                          ===========                  ===========

        As of April 1, 2001, the company had $913 par value discounted commercial paper outstanding at an average yield of approximately 5.34 percent with an average term of approximately 49 days. The company has available a $1 billion committed line of credit expiring in May 2002 and an available $400 committed line of credit expiring in December 2002, both of which back this commercial paper program. The company expects to renegotiate these facilities in the second quarter of 2001.

        In connection with the company's 1997 acquisition of Information Systems, Computing Devices Canada and U.K., the company borrowed in Canadian dollars the equivalent of $220. In April 1998, the company repaid $70 of this note. In September 1998, Computing Devices Canada refinanced $150 with privately-placed senior notes maturing in 2008. Concurrently, Computing Devices Canada entered into a currency swap, which fixed in U.S. dollars the principal of $150 and annual interest at 6.32 percent, payable semi-annually. At April 1, 2001, the fair value of the debt is $148, and the fair value of the currency swap would result in a $9 gain.

        As part of the acquisition of Primex Technologies, Inc., the company assumed $204 of outstanding debt, $149 of which was discharged at the time of the acquisition. The remaining $55 is indicated as term debt. Interest is payable in June and December at the rate of 7.5 percent. Principal is payable in $5 increments in December of the years 2001 through 2007, with the remaining $20 payable in December 2008.

        Other at April 1, 2001, represents two capital leases. One lease expires in 2010. The other expires in 2009, and has a five-year renewal option.

(J)     Liabilities

        A summary of significant liabilities, by balance sheet caption, follows:

                                                            April 1                    December 31
                                                              2001                         2000
                                                          -----------                  ------------
        Customer deposits                                 $       482                  $       484
        Workers' compensation                                     458                          454
        Retirement benefits                                       268                          253
        Advance payments-government contracts                      79                           77
        Other                                                     656                          576
                                                          -----------                  -----------
        Other Current Liabilities                         $     1,943                  $     1,844
                                                          ===========                  ===========

        Retirement benefits                               $       334                  $       324
        Accrued costs on disposed businesses                      100                          116
        Coal mining related liabilities                            71                           73
        Other                                                     566                          591
                                                          -----------                  -----------
        Other Liabilities                                 $     1,071                  $     1,104
                                                          ===========                  ===========


(K)     Income Taxes

        The company had a net deferred tax asset of $177 and $163 at April 1, 2001, and December 31, 2000, respectively, the current portion of which was $322 and $318, respectively, and was included in other current assets on the Consolidated Balance Sheet. Based on the level of projected earnings and current backlog, no valuation allowance was required for the company's deferred tax assets at April 1, 2001, and December 31, 2000.

        During the first quarter of 2001, the company reduced its liabilities for tax contingencies. The company recognized a non-cash benefit of $28, or $.14 per diluted share, as a result of this adjustment.

        The company has recorded liabilities for tax contingencies for open years. Resolution of tax matters for these years is not expected to have a materially unfavorable impact on the company's results of operations or financial condition.

(L)     Commitments and Contingencies

        Litigation

        From time to time, the company is subject to various legal proceedings arising out of the ordinary course of its business. Except as described below, the company does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition. Claims made by and against the company regarding the development of the Navy's A-12 aircraft are discussed in Note M.

        On April 19, 1995, 101 then-current and former employees of General Dynamics' Convair Division in San Diego, California filed a six-count complaint in the Superior Court of California, County of San Diego, titled Argo, et al. v. General Dynamics, et al. In addition to General Dynamics, four of Convair's then-current or former managers were also named as individual defendants. The plaintiffs alleged that the company interfered with their right to join an earlier class action lawsuit for overtime wages brought pursuant to the Federal Fair Labor Standards Act by, among other things, concealing its plans to close the Convair Division. On May 1, 1997, a jury rendered a verdict of $101 against the company and one of the defendants in favor of 97 of the plaintiffs. The jury awarded the plaintiffs a total of $1.8 in actual damages and $99 in punitive damages. The company and the individual defendant have appealed the judgment to the Court of Appeals of the State of California, Fourth Appellate District. On April 12, 2000, the California Supreme Court transferred the appeal to the Fifth Appellate District. On May 1, 2001, the Appellate Court for the Fifth District of California reversed the jury's verdict in Argo, remanded the case with directions to enter judgment in favor of General Dynamics and awarded the company its trial and appellate court costs. On May 3, 2001, the parties reached a settlement of Argo in which the plaintiffs agreed to waive any further right to appeal and the company agreed to waive its right to seek reimbursement of its costs.

        Less than a month following the jury's verdict in Argo, on June 27, 1997, General Dynamics Corporation was named as a defendant in a complaint filed in the Superior Court of California, County of San Diego, titled Williamson, et al. v. General Dynamics Corporation, et al. The Williamson allegations are virtually identical to the allegations made in the Argo lawsuit; however, Williamson is styled as a class action lawsuit. Plantiffs seek compensatory damages in an unspecified amount as well as punitive damages. On August 7, 1997, General Dynamics removed the case to the United States District Court for the Southern District of California. On April 3, 1998, the district court granted General Dynamics' motion to dismiss plaintiffs' complaint in its entirety. Plaintiffs appealed that decision to the Ninth Circuit Court of Appeals. On April 12, 2000, the Ninth Circuit issued an opinion reversing the district court's order of dismissal and remanded the case to the district court for further proceedings. On remand, the district court entered a stay of the case pending the final outcome of Argo. The Appellate Court's decision in Argo may resolve some or all of the issues in Williamson. The company believes that the ultimate outcome will not have a material impact on the company's results of operations or financial condition.

        On July 13, 1995, General Dynamics Corporation was named as a defendant in a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics Corporation, et al. The complaint also names as defendants General Dynamics' two insurance brokers: the London broker, Lloyd Thompson, Ltd.; and the United States broker, Willis Corroon Corporation of Missouri. The plaintiffs are members of certain Lloyd's of London syndicates and British insurance companies who sold the company four aggregate excess loss insurance policies covering the company's self-insured workers' compensation program at Electric Boat for four policy years, from July 1, 1988 to June 30, 1992. The plaintiffs allege that when procuring the policies the company and its brokers made misrepresentations to the plaintiffs and failed to disclose facts that were material to the risk. The plaintiffs also allege that the company has been negligent in its administration of workers' compensation claims. The plaintiffs seek rescission of the policies, a declaratory judgment that the policies are void, and compensatory damages in an unspecified amount. General Dynamics has counterclaimed, alleging that the plaintiffs have breached their insurance contracts by failing to pay claims. General Dynamics also served cross-claims against Lloyd Thompson for negligence and breach of fiduciary duty, which have been severed pending the trial of claims between General Dynamics and the plaintiffs. In February 2000, General Dynamics completed the trial before a special master of the claims between General Dynamics and the plaintiffs. In August 2000, the special master issued his decision, which recommended rescission of two of the policies, on the grounds of fraud by the London broker, and recommended an award of damages against the plaintiffs with respect to the other two policies. The special master found that although the company made no misrepresentations of fact in connection with the procurement of the policies, the London broker, who is the company's agent, did. On December 21, 2000, the Circuit Court adopted the findings and conclusions of the special master in their entirety and entered judgment thereon. On April 4, 2001, General Dynamics filed a notice of appeal with the Missouri Court of Appeals, Eastern District. On April 13, 2001, plaintiffs also filed a notice of appeal with the Appellate Court. On May 9, 2001, the plaintiffs and General Dynamics agreed to settle their claims and to dismiss the appeal. General Dynamics' cross-claims against the London broker remain pending. General Dynamics does not expect that this case will have a material impact on the company's results of operations or financial condition.

        Environmental

        The company is directly or indirectly involved in certain Superfund sites in which the company, along with other major U.S. corporations, has been designated a PRP by the EPA or a state environmental agency with respect to past shipments of waste to sites now requiring environmental cleanup. Based on a site by site analysis of the estimated quantity of waste contributed by the company relative to the estimated total quantity of waste, the company believes its liability at any individual site, or in the aggregate, is not material. The company is also involved in the investigation, cleanup and remediation of various conditions at sites it currently or formerly owned or operated where the release of hazardous materials may have occurred.

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

        The company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The company believes its potential liabilities in these proceedings, in the aggregate, will not be material to the company's results of operations or financial condition.

        Other

        A major coal customer is seeking arbitration before a tripartite panel of the American Arbitration Association. The customer alleged in its claim that the company has breached the coal supply agreement by charging excessive seller costs and failing to use best efforts in operating the business in a commercially reasonable fashion for the period of January 1998 to the present. The company anticipates that the panel will hear the claim by year-end 2001 at the earliest, and does not expect the outcome of this proceeding to have a material adverse effect on its results of operations or financial condition.


(M)     Termination of A-12 Program

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

        On July 1, 1999, the Court of Appeals found that the trial court erred in converting the termination for default to a termination for convenience without first determining whether a default existed. The Court of Appeals remanded the case for determination of whether the government's default termination was justified. The Court of Appeals stated that it was expressing no view on that issue, and it left the parties the opportunity to litigate that issue fully on remand. A trial of the case commenced on May 7, 2001.

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

        The company has fully reserved the contracts in process balance associated with the A-12 program and has accrued the company's estimated termination liabilities and the liability associated with pursuing the litigation through the appeals process and remand proceedings. In the event that the contractors are ultimately found to have been in default under the A-12 contract and are required to repay all unliquidated progress payments, additional losses of approximately $675, plus interest, may be recognized by the company. While the company believes the possibility of this result is remote, if in the unlikely event the company is ultimately found to have been in default on the contract, management believes the company would be able to repay the unliquidated progress payments plus interest. Management's Discussion and Analysis of the Results of Operations and Financial Condition contains information on liquidity.

(N)     Business Group Information

        Management has chosen to organize and measure its business groups in accordance with several factors, including a combination of the nature of products and services offered and the class of customer for the company's products. Operating groups are aggregated for reporting purposes consistent with these criteria. Management measures its groups' profit based primarily on operating earnings. As such, net interest, other income items and income taxes have not been allocated to the company's business groups. For a further description of the company's business groups, see Management's Discussion and Analysis of the Results of Operations and Financial Condition.

        Summary financial information for each of the company's business groups follows:

                                            Three Months Ended
                                            ------------------
                                 Net Sales                 Operating Earnings
                                 ---------                 ------------------
                          April 1        April 2         April 1        April 2
                            2001           2000           2001            2000
                            ----           ----           ----            ----
Marine Systems              $862            $846            $80             $88

Aerospace                    712             730            144             131

Information Systems
   & Technology              612             606             60              58

Combat Systems               438             315             48              37

Other*                        49              49              2              (8)
                          ------          ------           ----            ----
                          $2,673          $2,546           $334            $306
                          ======          ======           ====            ====




                            Identifiable Assets
                            -------------------
                          April 1      December 31
                            2001           2000
                            ----           ----
Marine Systems            $1,652          $1,613

Aerospace                  1,728           1,710

Information Systems
   & Technology            2,391           2,340

Combat Systems             1,739           1,054

Other*                       316             317

Corporate**                1,092             953
                           -----             ---
                          $8,918          $7,987
                          ======          ======


* Other includes the results of the company's coal, aggregates and finance operations, as well as the operating results of the company's commercial pension plans.

** Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and net prepaid pension cost related to the company's commercial pension plans.

                         GENERAL DYNAMICS CORPORATION

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                April 1, 2001

               (Dollars in millions, except per share amounts)


Forward-Looking Statements

        Management's Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements, which are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "plans," "believes," "scheduled," "estimates," variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company's successful execution of internal performance plans; changing priorities or reductions in the U.S. government defense budget; termination of government contracts due to unilateral government action; changing customer demand or preferences for business aircraft; changes from the company's expectations with respect to its customers' exercise of business aircraft options; performance issues with key suppliers and subcontractors; the status or outcome of legal and/or regulatory proceedings; the status or outcome of labor negotiations; and the timing and occurrence (or non-occurrence) of circumstances beyond the company's control.


Business Groups

        The company operates in four primary business groups: Marine Systems, Aerospace, Information Systems and Technology, and Combat Systems. The company also owns certain commercial operations, which are identified for reporting purposes as Other. The following table sets forth the net sales and operating earnings by business group for the three-month periods ended April 1, 2001 and April 2, 2000:


                                             Three-Months Ended
                                         ----------------------------
                                         April 1           April 2              Increase/
                                           2001             2000               (Decrease)
                                         ---------      -------------         -------------
  NET SALES:
  Marine Systems                            $ 862              $ 846                $   16
  Aerospace                                   712                730                   (18)
  Information Systems and
     Technology                               612                606                     6
  Combat Systems                              438                315                   123
  Other                                        49                 49                     -
                                         ---------      -------------         -------------
                                           $2,673             $2,546               $   127
                                         =========      =============         =============


  OPERATING EARNINGS:
  Marine Systems                             $ 80               $ 88               $   (8)
  Aerospace                                   144                131                    13
  Information Systems and
     Technology                                60                 58                     2
  Combat Systems                               48                 37                    11
  Other                                         2                (8)                    10
                                         ---------      -------------         -------------
                                            $ 334              $ 306                $   28
                                         =========      =============         =============

Results of Operations

Marine Systems

        Operating earnings decreased slightly during the three-month period ended April 1, 2001, on higher sales, due primarily to increased work on early stage production programs (including the Virginia-class submarine, commercial ship and LPD construction) as compared to the corresponding period in the prior year.


Aerospace

        Operating earnings increased during the three-month period ended April 1, 2001, on lower sales, due primarily to improved-cost performance in green deliveries and the completion process. Gulfstream delivered 18 green aircraft and completed 15 deliveries during both three-month periods. New aircraft orders for the quarter more than doubled the year-ago orders, and included 10 Gulfstream V-SP aircraft.

Combat Systems

        Net sales and operating earnings increased during the three-month period ended April 1, 2001, due primarily to the acquisition of Ordnance and Tactical Systems on January 26, 2001. Ordnance and Tactical Systems is anticipated to add approximately $500 in revenues for the year.

Other

      Operating earnings increased during the three-month period ended April 1, 2001, due to non-recurring charges associated with the coal operations in the prior year.


Backlog

        The following table details the backlog of each business group as calculated at April 1, 2001, and December 31, 2000:

                                                            April 1             December 31
                                                             2001                   2000
                                                        ----------------       ---------------
                                                        $         10,509       $        11,211
  Marine Systems
  Aerospace                                                        4,709                 4,370
  Information Systems & Technology                                 2,095                 1,942
  Combat Systems                                                   3,299                 1,773
  Other                                                              428                   446
                                                        ----------------       ---------------


                                 Total Backlog          $         21,040       $        19,742
                                                        ================       ===============
                                 Funded Backlog         $         15,315       $        14,442
                                                        ================       ===============

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

New Awards

Combat Systems

        In April 2001, the Army's six-year requirements contract award to GM GDLS Defense Group, a joint venture between the company and General Motors Canada Ltd., to equip its Brigade Combat Teams with an eight-wheeled armored vehicle was upheld. The total estimated value of this contract is $4 billion for 2,131 vehicles.

        On March 30, 2001, the company was awarded a $741 multiyear contract by the U.S. Army to deliver an additional 307 M1A2 Abrams upgrade tanks with the System Enhancement Package. This is a follow-on award to the $1.3 billion, 580 vehicle contract awarded in 1996, and extends the company's deliveries to 2004.


Financial Condition, Liquidity and Capital Resources

Operating Activities

        Cash flows from operating activities increased this year over last year due to the growth in operations, an improvement in working capital management and the timing of cash paid for interest and federal income taxes. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

        As discussed further in Note M to the Consolidated Financial Statements, litigation on the A-12 program termination has been in progress since 1991. Management does not anticipate that this litigation will be settled in the near term. However, in the unlikely event the company is ultimately found to have been in default on the contract, management believes the company would be able to repay the unliquidated progress payments of approximately $675, plus interest. The company expects to continue to generate funds from operations in the interim, has the capacity for additional long-term borrowings above its current unused lines of credit and could raise capital in the equity markets, if necessary.

Investing Activities

        On May 1, 2001, the company announced that it has reached an agreement to acquire Galaxy Aerospace, for $330 in cash. In addition, the selling parties may receive additional payments, up to a maximum of $315 through 2006, contingent upon the achievement of specific revenue targets. Galaxy Aerospace designs and manufactures the Astra mid-size twin turbofan business jet and the Galaxy super mid-size class aircraft. The acquisition is expected to close in June 2001. The company expects to finance the purchase through the issuance of commercial paper.

        On April 25, 2001, the company announced that it has entered into a definitive agreement to acquire for cash the publicly held outstanding shares of Newport News Shipbuilding Inc. (NYSE:NNS) for $67.50 per share. The transaction is valued at approximately $2,600, which includes the obligation to assume approximately $500 in debt. Newport News Shipbuilding designs and constructs nuclear-powered aircraft carriers and submarines for the U.S. Navy and provides life-cycle services for ships in the Navy fleet. The company commenced the tender offer for all the outstanding shares of Newport News Shipbuilding on May 4, 2001. The acquisition, subject to the tendering of a majority of the Newport News Shipbuilding shares as well as regulatory approval, is expected to close in the third quarter of 2001. Following the completion of the tender offer and necessary approvals, the company intends to consummate a second-step merger, in which all of the remaining Newport News Shipbuilding shareholders receive the same price paid in the tender offer. The company expects to finance the purchase through the issuance of commercial paper and subsequent issuance of debt securities.

        On February 15, 2001, Gulfstream sold its engine overhaul business for $60 and purchased airframe service and maintenance operations located in Florida, Minnesota, Nevada and Texas for $17.

        On January 26, 2001, the company completed the acquisition of Primex Technologies, Inc. (renamed, General Dynamics Ordnance and Tactical Systems) for $334 in cash. The company financed the acquisition through the issuance of commercial paper.

        As of April 27, 2001, the company had $1,012 in commercial paper outstanding at an average yield of approximately 5.05% with an average term of approximately 37 days. The company expects to reissue commercial paper as it matures, and has the option to extend the term up to 270 days.

Financing Activities

        On March 7, 2001, the company's board of directors declared an increased regular quarterly dividend of $.28 per share. The company had previously increased the quarterly dividend to $.26 per share in March 2000.

        On January 26, 2001, in connection with the acquisition of Primex Technologies, the company assumed $204 of outstanding debt, $149 of which was repaid at the time of acquisition.

        On March 7, 2000, the company's board of directors authorized management to repurchase in the open market up to 10 million shares of the company's issued and outstanding common stock. During the first quarter of 2001, the company repurchased approximately 288,000 shares for approximately $20. During the first quarter of 2000, the company repurchased approximately 1 million shares for $43. From the date of authorization through the first quarter of 2001, the company has repurchased approximately 4.3 million shares for $228.

        The company has available a $1 billion committed line of credit expiring in May 2002 and an available $400 committed line of credit expiring in December 2002, both of which back the company's commercial paper program. These credit facilities contain minimum net worth requirements. The company expects to renegotiate these facilities in the second quarter of 2001.

Additional Financial Information

Provision for Income Taxes

        During the first quarter of 2001, the company reduced its liabilities for tax contingencies. The company recognized a non-cash benefit of $28, or $.14 per diluted share, as a result of this adjustment. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note K to the Consolidated Financial Statements.

Environmental Matters and Other Contingencies

        For a discussion of environmental matters and other contingencies, see Notes K and L to the Consolidated Financial Statements. The company's liability, in the aggregate, with respect to these matters, is not expected to be material to the company's results of operations or financial condition.

New Accounting Standard

        The company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138, on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the guidelines stipulated in SFAS 133. The adoption of the standard did not have a material impact on the company's results of operations or financial condition.

                         GENERAL DYNAMICS CORPORATION

               ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

                              ABOUT MARKET RISK


        There were no material changes with respect to this item from the disclosure included in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

                                   PART II

                         GENERAL DYNAMICS CORPORATION

                              OTHER INFORMATION

                                April 1, 2001

Item 1.     Legal Proceedings

               Reference is made to Note L, Commitments and Contingencies, to the Consolidated Financial Statements in Part I, for statements relevant to activities in the quarter covering certain litigation to which the company is a party, which is incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K

    (a)        Exhibits

               Exhibit 10.17   General Dynamics Corporation 1997 Incentive Compensation Plan,
                               as amended

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


Dated:  May 16, 2001