Form 10-K/A
period 2000-12-31
GENERAL DYNAMICS CORP
filed 2001-06-29
CIK 40533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 1 TO ANNUAL REPORT
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

None

      The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its 2000 Annual Report on Form 10-K as set forth below:

      Add exhibit numbers 23.1, 99.6 and 99.7, as follows:

Exhibit 23.1 Consent of Arthur Andersen LLP

Exhibit 99.6 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan

Exhibit 99.7 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees Savings and Stock Investment Plan

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION (Registrant)

By /s/ David A. Savner David A. Savner Senior Vice President and General Counsel

Dated: June 29, 2001