Form 10-Q
period 2001-07-01
GENERAL DYNAMICS CORP
filed 2001-08-14
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-3671

GENERAL DYNAMICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1673581 (I.R.S. Employer Identification No.)

3190 Fairview Park Drive, Falls Church, Virginia (Address of principal executive offices)	22042-4523 (Zip Code)

(703) 876-3000
 (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes   X            No

201,376,039 shares of the registrant's common stock, $1 par value per share, were outstanding at July 29, 2001.

GENERAL DYNAMICS CORPORATION

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GENERAL DYNAMICS CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	July 1
	2001	December 31
	(Unaudited)	2000

ASSETS

CURRENT ASSETS:

Cash and equivalents	$163	$177

Accounts receivable	921	798

Contracts in process	1,488	1,238

Inventories	1,456	953

Other current assets	408	385

Total Current Assets	4,436	3,551

NONCURRENT ASSETS:

Property, plant and equipment, net	1,555	1,294

Intangible assets, net	559	528

Goodwill, net	2,366	2,003

Other assets	644	611

Total Noncurrent Assets	5,124	4,436

	$9,560	$7,987

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Short-term debt	$958	$340

Accounts payable	822	717

Other current liabilities	2,212	1,844

Total Current Liabilities	3,992	2,901

NONCURRENT LIABILITIES:

Long-term debt	219	162

Other liabilities	1,135	1,104

Commitments and contingencies (See Note L)

Total Noncurrent Liabilities	1,354	1,266

SHAREHOLDERS’ EQUITY:

Common stock, including surplus	668	619

Retained earnings	4,414	4,059

Treasury stock	(847)	(833)

Accumulated other comprehensive loss	(21)	(25)

Total Shareholders’ Equity	4,214	3,820

	$9,560	$7,987

      The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended

	July 1	July 2
	2001	2000

NET SALES	$2,962	$2,617

OPERATING COSTS AND EXPENSES	2,591	2,282

OPERATING EARNINGS	371	335

Interest expense, net	(15)	(16)

Other expense, net	(3)	(1)

EARNINGS BEFORE INCOME TAXES	353	318

Provision for income taxes	126	114

NET EARNINGS	$227	$204

NET EARNINGS PER SHARE:

Basic	$1.13	$1.02

Diluted	$1.12	$1.01

DIVIDENDS PER SHARE	$.28	$.26

SUPPLEMENTAL INFORMATION:

General and administrative expenses included in operating costs and expenses	$209	$163

      The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Six Months Ended

	July 1	July 2
	2001	2000

NET SALES	$5,635	$5,163

OPERATING COSTS AND EXPENSES	4,930	4,522

OPERATING EARNINGS	705	641

Interest expense, net	(27)	(35)

Other income (expense), net	5	(2)

EARNINGS BEFORE INCOME TAXES	683	604

Provision for income taxes	216	216

NET EARNINGS	$467	$388

NET EARNINGS PER SHARE:

Basic	$2.33	$1.94

Diluted	$2.31	$1.92

DIVIDENDS PER SHARE	$.56	$.52

SUPPLEMENTAL INFORMATION:

General and administrative expenses included in operating costs and expenses	$391	$320

      The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in millions)

	Six Months Ended

	July 1	July 2
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings	$467	$388

Adjustments to reconcile net earnings to net cash provided by operating activities -

Depreciation, depletion and amortization of plant and equipment	80	71

Amortization of intangible assets and goodwill	47	40

(Increase) Decrease in current assets, net of effects of business acquisitions-

Accounts receivable	(51)	4

Contracts in process	(103)	(147)

Inventories	(82)	41

Other current assets	(4)	(14)

Increase (Decrease) in current liabilities, net of effects of business acquisitions-

Accounts payable and other current liabilities	18	62

Customer deposits	48	15

Other, net	(51)	(11)

Net Cash Provided by Operating Activities	369	449

CASH FLOWS FROM INVESTING ACTIVITIES:

Business acquisitions, net of cash acquired	(711)	(41)

Capital expenditures	(110)	(178)

Proceeds from sale of assets	70	6

Other, net	(3)	—

Net Cash Used by Investing Activities	(754)	(213)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from commercial paper issuances	611	45

Net repayments of other debt, including finance operations	(157)	(12)

Dividends paid	(108)	(100)

Purchases of common stock	(20)	(189)

Proceeds from option exercises	38	25

Other, net	7	—

Net Cash Provided (Used) by Financing Activities	371	(231)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(14)	5

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	177	270

CASH AND EQUIVALENTS AT END OF PERIOD	$163	$275

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash payments for:

Federal income taxes	$160	$182

Interest, including finance operations	$35	$39

      The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(A) Basis of Preparation

      The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three- and six-month periods ended July 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

      In the opinion of the company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for the three- and six-month periods ended July 1, 2001 and July 2, 2000.

(B) New Accounting Standards

      The Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” on June 30, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives, and require an impairment assessment at least annually by applying a fair-value-based test. The company is required to adopt SFAS 142 on January 1, 2002. The company anticipates an annual increase to net earnings of approximately $45, or $.22 per diluted share, from the elimination of goodwill amortization. Management does not expect the other provisions of the statements to have a material impact on the company’s results of operations or financial condition.

      The company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and 138, on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the guidelines stipulated in SFAS 133. The adoption of the standard did not have a material impact on the company’s results of operations or financial condition.

      The company’s operations attempt to minimize the effects of currency risk by borrowing externally in the local currency or by hedging their purchases made in foreign currencies, when practical. The company is exposed to the effects of foreign currency fluctuations on the U.S. dollar value of earnings from its international operations. As a matter of policy, the company does not engage in currency speculation. The company periodically enters into foreign currency derivatives, including forward exchange and currency swap contracts, to hedge its exposure to fluctuations in foreign currency exchange rates. The adjustments to fair value related to these cash flow hedges during the three- and six-month periods ended July 1, 2001 resulted in an increase to accumulated other comprehensive loss of $12 and $6, respectively. There were no material derivative instruments designated as fair value or net investment hedges during the six-month period ended July 1, 2001.

(C) Comprehensive Income

      Comprehensive income was $214 and $201 for the three-month periods and $471 and $386 for the six-month periods ended July 1, 2001 and July 2, 2000, respectively. Comprehensive income consists primarily of net earnings ($227 and $204 for the three-month periods and $467 and $388 for the six-month periods ended July 1, 2001 and July 2, 2000, respectively), foreign currency translation adjustments, and in 2001, the fair value adjustment of a currency swap required by the adoption of SFAS 133 (see Notes B and I).

(D) Acquisitions – Purchase Method

      On August 6, 2001, the company announced that it had entered into a definitive agreement to acquire certain net assets of Motorola, Inc.’s Integrated Information Systems Group for $825 in cash. The company expects to finance the purchase through the issuance of commercial paper and floating rate notes. The acquisition is subject to regulatory review and is expected to close before the end of the third quarter. The Integrated Information Systems Group provides defense and government customers with technologies, products and systems for secure communication, information assurance, situational awareness and integrated communication systems. The business will become part of the company’s Information Systems and Technology business group.

      On June 5, 2001, the company completed the acquisition of Galaxy Aerospace Company, LP (Galaxy Aerospace), for $355 in cash. The company financed the purchase through the issuance of commercial paper. The selling parties may receive additional payments, up to a maximum of $315 through 2006, contingent upon the achievement of specific revenue targets. Galaxy Aerospace designs and manufactures the super mid-size Gulfstream 200 and the mid-size Gulfstream 100 (previously the Galaxy and Astra SPX aircraft, respectively). The purchase price has been allocated to the estimated fair value of net tangible and intangible assets acquired, with the excess recorded as goodwill (see Note H). Certain of the estimates are preliminary at July 1, 2001, but will be finalized within one year from the date of acquisition. Galaxy Aerospace is part of the Aerospace business group and is included in the company’s results of operations from the closing date.

      On May 11, 2001, the company entered into an agreement to acquire certain net assets of the Boeing Company’s ordnance operating unit. The acquisition is subject to regulatory review, which is expected to be completed before the end of the third quarter. The ordnance unit produces a wide range of medium-caliber automatic cannons for air, land and sea applications. The operations will become part of the company’s Combat Systems business group.

      On April 25, 2001, the company announced that it has entered into a definitive agreement to acquire for cash the publicly held outstanding shares of Newport News Shipbuilding Inc. (NYSE:NNS) for $67.50 per share. The transaction is valued at approximately $2,600, which includes the obligation to assume approximately $500 in debt. Newport News Shipbuilding designs and constructs nuclear-powered aircraft carriers and submarines for the U.S. Navy and provides life-cycle services for ships in the Navy fleet. The company commenced the tender offer for all the outstanding shares of Newport News Shipbuilding on May 4, 2001. The acquisition, subject to the tendering of a majority of the Newport News Shipbuilding shares as well as regulatory approval, is expected to close in the third quarter of 2001. Following the completion of the tender offer and necessary approvals, the company intends to consummate a second-step merger, in which all of the remaining Newport News Shipbuilding shareholders receive the same price paid in the tender offer. The company expects to finance the purchase initially through the issuance of commercial paper and the subsequent issuance of debt securities.

      On January 26, 2001, the company acquired Primex Technologies, Inc. (renamed, General Dynamics Ordnance and Tactical Systems) for $334 in cash, plus the assumption of $204 in debt (see Note I). The company financed the purchase through the issuance of commercial paper. Ordnance and Tactical Systems provides a variety of munitions, propellants, satellite propulsion systems and electronics products to the U.S. and its allies, as well as domestic and international industrial customers. The purchase price has been allocated to the estimated fair value of net tangible assets acquired, with the excess recorded as goodwill (see Note H). Certain of the estimates are preliminary at July 1, 2001, but will be finalized within one year from the date of acquisition. Ordnance and Tactical Systems is part of the Combat Systems business group and is included in the company’s results of operations from the closing date.

(E) Earnings Per Share

      Basic and diluted weighted average shares outstanding are as follows (in thousands):

	Three-months ended		Six-months ended

	July 1	July 2	July 1	July 2
	2001	2000	2001	2000

Basic	201,029	200,104	200,715	200,500

Diluted	203,010	201,842	202,519	201,858

(F) Contracts in Process

      Contracts in process primarily represent costs and accrued profit related to defense contracts and programs, and consist of the following:

	July 1	December 31
	2001	2000

Net contract costs and estimated profits	$718	$520

Other contract costs	770	718

	$1,488	$1,238

      Contract costs are net of advances and progress payments and include production costs and related overhead, such as general and administrative expenses. Other contract costs primarily represent amounts required to be recorded under generally accepted accounting principles that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. Recovery of these costs under contracts is considered probable based on the company’s backlog. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be affected.

(G) Inventories

Inventories consist primarily of commercial aircraft components, as follows:

	July 1	December 31
	2001	2000

Work in process	$889	$405

Raw materials	321	289

Pre-owned aircraft	223	236

Other	23	23

	$1,456	$953

      The significant increase in work in process is primarily due to the acquisition of Galaxy Aerospace (see Note D). Other inventories consist primarily of coal and aggregates, which are stated at the lower of average cost or estimated net realizable value.

(H) Intangible Assets and Goodwill, Net

      Intangible assets consist of the following:

	July 1	December 31
	2001	2000

Contracts and programs	$437	$446

Other	122	82

	$559	$528

      Intangible assets are shown net of accumulated amortization of $154 and $139 at July 1, 2001, and December 31, 2000, respectively. Contracts and programs acquired are amortized on a straight-line basis over periods ranging from 25 to 40 years. Other consists primarily of aircraft product design, customer lists, workforce and purchase options on buildings currently leased. Other intangible assets are amortized over periods ranging from 3 to 21 years.

      Goodwill resulted from the company’s business acquisitions. Goodwill is amortized on a straight-line basis primarily over 40 years and is shown net of accumulated amortization of $162 and $131 at July 1, 2001, and December 31, 2000, respectively.

(I) Debt

      Debt (excluding finance operations) consists of the following:

	July 1	December 31
	2001	2000

Commercial paper, net of unamortized discount	$951	$340

Senior notes	139	139

Term debt	55	—

Industrial development bonds	15	15

Other	17	8

	1,177	502

Less current portion	958	340

	$219	$162

      As of July 1, 2001, the company had $954 par value discounted commercial paper outstanding at an average yield of approximately 4.28 percent with an average term of approximately 27 days. In connection with recently announced and pending acquisitions, the company has obtained new credit facilities totaling $5 billion. On July 11, 2001, the company secured a $3 billion credit facility, which is intended to be used to back the commercial paper to be issued as bridge financing until debt securities are issued for the Newport News Shipbuilding acquisition. On July 20, 2001, the company secured two new committed lines of credit totaling $2 billion, split evenly between a 364-day and 5-year term facility. Both facilities also back the commercial paper program and replace the company’s previous lines of credit, which totaled $1.4 billion.

      In connection with the company’s 1997 acquisition of Information Systems, Computing Devices Canada and Computing Devices U.K., the company borrowed in Canadian dollars the equivalent of $220. In April 1998, the company repaid $70 of this note. In September 1998, Computing Devices Canada refinanced $150 with privately-placed senior notes maturing in 2008. Concurrently, Computing Devices Canada entered into a currency swap, which fixed in U.S. dollars the principal of $150 and annual interest at 6.32 percent, payable semi-annually. At July 1, 2001, the fair value of the debt is $150, and the fair value of the currency swap would result in a $5 gain.

      As part of the acquisition of Primex Technologies, Inc., the company assumed $204 of outstanding debt, $149 of which was repaid at the time of the acquisition. The remaining $55 is indicated as term debt and is payable in $5 increments in December of the years 2001 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

      Other at July 1, 2001, primarily represents two capital leases. One lease expires in 2010. The other expires in 2009, and has a five-year renewal option.

(J) Liabilities

      A summary of significant liabilities, by balance sheet caption, follows:

	July 1	December 31
	2001	2000

Customer deposits	$710	$484

Workers’ compensation	461	454

Retirement benefits	276	253

Other	765	653

Other Current Liabilities	$2,212	$1,844

Retirement benefits	$347	$324

Accrued costs on disposed businesses	99	116

Coal mining related liabilities	71	73

Other	618	591

Other Liabilities	$1,135	$1,104

(K) Income Taxes

      The company had a net deferred tax asset of $150 and $163 at July 1, 2001, and December 31, 2000, respectively, the current portion of which was $322 and $318, respectively, and was included in other current assets on the Consolidated Balance Sheet. Based on the level of projected earnings and current backlog, no valuation allowance was required for the company’s deferred tax assets at July 1, 2001, and December 31, 2000.

      During the first quarter of 2001, the company reduced its liabilities for tax contingencies. The company recognized a non-cash benefit of $28, or $.14 per diluted share, as a result of this adjustment.

      The company has recorded liabilities for tax contingencies for open years. Resolution of tax matters for these years is not expected to have a materially unfavorable impact on the company’s results of operations or financial condition.

(L) Commitments and Contingencies

      Litigation

      From time to time, the company is subject to various legal proceedings arising out of the ordinary course of its business. Except as described below, the company does not consider any of such proceedings, individually or in the aggregate, to be material to its business or likely to result in a material adverse effect on its results of operations or financial condition. Claims made by and against the company regarding the development of the Navy’s A-12 aircraft are discussed in Note M.

      On April 19, 1995, 101 then-current and former employees of General Dynamics’ Convair Division in San Diego, California filed a six-count complaint in the Superior Court of California, County of San Diego, titled Argo, et al. v. General Dynamics, et al. In addition to General Dynamics, four of Convair’s then-current or former managers were also named as individual defendants. The plaintiffs alleged that the company interfered with their right to join an earlier class action lawsuit for overtime wages brought pursuant to the Federal Fair Labor Standards Act by, among other things, concealing its plans to close the Convair Division. On May 1, 1997, a jury rendered a verdict of $101 against the company and one of the defendants in favor of 97 of the plaintiffs. The jury awarded the plaintiffs a total of $1.8 in actual damages and $99 in punitive damages. The company and the individual defendant appealed the judgment. On May 1, 2001, the Appellate Court for the Fifth District of California reversed the jury’s verdict, remanded the case with directions to enter judgment in favor of General Dynamics and awarded the company its trial and appellate court costs. On May 3, 2001, the parties reached a settlement in which the plaintiffs agreed to waive any further right to appeal and the company agreed to waive its right to seek reimbursement of its costs.

      Less than a month following the jury’s verdict in Argo, on June 27, 1997, General Dynamics Corporation was named as a defendant in a complaint filed in the Superior Court of California, County of San Diego, titled Williamson, et al. v. General Dynamics Corporation, et al. The Williamson allegations were virtually identical to the allegations made in the Argo lawsuit; however, Williamson was styled as a class action lawsuit. On August 7, 1997, General Dynamics removed the case to the United States District Court for the Southern District of California. On April 3, 1998, the district court granted General Dynamics’ motion to dismiss plaintiffs’ complaint in its entirety. Plaintiffs appealed that decision to the Ninth Circuit Court of Appeals. On April 12, 2000, the Ninth Circuit issued an opinion reversing the district court’s order of dismissal and remanded the case to the district court for further proceedings. After the Appellate Court for the Fifth District of California reversed the verdict in Argo, the parties entered into an agreement in which the company agreed to pay plaintiffs and their counsel a nominal amount in full settlement of their claims. The stipulation of dismissal was entered on July 26, 2001.

      On July 13, 1995, General Dynamics Corporation was named as a defendant in a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics Corporation, et al. The complaint also named as defendants General Dynamics’ two insurance brokers: the London broker, Lloyd Thompson, Ltd.; and the United States broker, Willis Corroon Corporation of Missouri. The plaintiffs are members of certain Lloyd’s of London syndicates and British insurance companies who sold the company four aggregate excess loss insurance policies covering the company’s self-insured workers’ compensation program at Electric Boat for four policy years, from July 1, 1988 to June 30, 1992. The plaintiffs alleged that when procuring the policies the company and its brokers made misrepresentations to the plaintiffs and failed to disclose facts that were material to the risk. The plaintiffs also alleged that the company was negligent in its administration of workers’ compensation claims. The plaintiffs sought rescission of the policies, a declaratory judgment that the policies are void, and compensatory damages in an unspecified amount. General Dynamics counterclaimed, alleging that the plaintiffs breached their insurance contracts by failing to pay claims. General Dynamics also served cross-claims against Lloyd Thompson for negligence and breach of fiduciary duty, which were severed pending the trial of the claims between General Dynamics and the plaintiffs. In February 2000, General Dynamics completed the trial before a special master of the claims between General Dynamics and the plaintiffs. In August 2000, the special master issued his decision, which recommended rescission of two of the policies, on the grounds of fraud by the London broker, and recommended an award of damages against the plaintiffs with respect to the other two policies. The special master found that although the company made no misrepresentations of fact in connection with the procurement of the policies, the London broker, who is the company’s agent, did. On December 21, 2000, the Circuit Court adopted the findings and conclusions of the special master in their entirety and entered judgment thereon. On April 4,

2001, General Dynamics filed a notice of appeal with the Missouri Court of Appeals, Eastern District. On April 13, 2001, plaintiffs also filed a notice of appeal with the Appellate Court. On May 9, 2001, the plaintiffs and General Dynamics agreed to settle their claims and to dismiss the appeal. General Dynamics’ cross-claims against the London broker remain pending. General Dynamics does not expect that this case will have a material impact on the company’s results of operations or financial condition.

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

      The company is also a defendant in other lawsuits and claims and in other investigations of varying nature. The company believes its potential liabilities in these proceedings, in the aggregate, will not be material to the company’s results of operations or financial condition.

      Other

      A major coal customer is seeking arbitration before a tripartite panel of the American Arbitration Association. The customer alleged in its claim that the company has breached the coal supply agreement by charging excessive seller costs and failing to use best efforts in operating the business in a commercially reasonable fashion for the period of January 1998 to the present. The company anticipates that the panel will hear the claim by the first quarter of 2002 at the earliest, and does not expect the outcome of this proceeding to have a material adverse effect on its results of operations or financial condition.

      As of June 30, 2001, in connection with orders for 25 Gulfstream aircraft in firm contracts backlog, including 14 aircraft orders assumed in connection with the acquisition of Galaxy Aerospace, the company has offered customers trade-in options, which may or may not be exercised by the customers. Under these options, the company will accept trade-in aircraft, primarily Gulfstream model aircraft, at a guaranteed minimum trade-in price. Management believes that the fair market value of all such aircraft exceeds the specified trade-in value.

(M) Termination of A-12 Program

      The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s new carrier-based Advanced Tactical Aircraft. In January 1991, the Navy terminated the company’s A-12 aircraft contract for default. Both the company and McDonnell Douglas, now owned by the Boeing Company, (the contractors) were parties to the contract with the Navy, each had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1,352 in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors’ challenge to the termination for default, or a negotiated settlement.

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

      On July 1, 1999, the Court of Appeals found that the trial court erred in converting the termination for default to a termination for convenience without first determining whether a default existed. The Court of Appeals remanded the case for determination of whether the government’s default termination was justified. The Court of Appeals stated that it was expressing no view on that issue, and it left the parties the opportunity to litigate that issue fully on remand. The trial on remand commenced on May 7, 2001, and concluded on June 20, 2001. The parties have submitted their proposed findings of fact and conclusions of law. A decision is expected later this year.

      The company continues to believe that the government’s default termination was improper, both as to process (the basis relied upon by the trial court) and because the contractors were not in default. The company continues to believe that at a full trial it will be able to demonstrate that the default termination was not justified and that the termination for default will be converted to a termination for convenience. If the company is successful in such a new trial, it could result in the same, a lesser or a greater award to the contractors.

      The company has fully reserved the contracts in process balance associated with the A-12 program and has accrued the company’s estimated termination liabilities and the liability associated with pursuing the litigation through the appeals process and remand proceedings. In the event that the contractors are ultimately found to have been in default under the A-12 contract and are required to repay all unliquidated progress payments, additional losses of approximately $675, plus interest, may be recognized by the company. While the company believes the possibility of this result is remote, if in the unlikely event the company is ultimately found to have been in default on the contract, management believes the company would be able to repay the unliquidated progress payments plus interest. Management’s Discussion and Analysis of the Results of Operations and Financial Condition contains information on liquidity.

(N) Business Group Information

      Management has chosen to organize and measure its business groups in accordance with several factors, including a combination of the nature of products and services offered and the class of customer for the company’s products. Operating groups are aggregated for reporting purposes consistent with these criteria. Management measures its groups’ profit on operating earnings. As such, net interest, other income items and income taxes have not been allocated to the company’s business groups. For a further description of the company’s business groups, see Management’s Discussion and Analysis of the Results of Operations and Financial Condition.

      Summary financial information for each of the company’s business groups follows:

		Three Months Ended

		Net Sales	Operating Earnings

	July 1	July 2	July 1	July 2
	2001	2000	2001	2000

Marine Systems	$947	$855	$83	$82

Aerospace	765	821	157	151

Information Systems & Technology	670	590	61	53

Combat Systems	510	288	56	36

Other*	70	63	14	13

	$2,962	$2,617	$371	$335

	Six Months Ended

	Net Sales		Operating Earnings

	July 1	July 2	July 1	July 2
	2001	2000	2001	2000

Marine Systems	$1,809	$1,701	$163	$170

Aerospace	1,477	1,551	301	282

Information Systems & Technology	1,282	1,196	121	111

Combat Systems	948	603	104	73

Other*	119	112	16	5

	$5,635	$5,163	$705	$641

	Identifiable Assets

	July 1	December 31
	2001	2000

Marine Systems	$1,639	$1,613

Aerospace	2,503	1,710

Information Systems & Technology	2,434	2,340

Combat Systems	1,653	1,054

Other*	327	317

Corporate**	1,004	953

	$9,560	$7,987

* Other includes the results of the company’s coal, aggregates and finance operations, as well as the operating results of the company’s commercial pension plans.

** Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and net prepaid pension cost related to the company’s commercial pension plans.

GENERAL DYNAMICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 1, 2001

(Dollars in millions, except per share amounts)

Forward-Looking Statements

      Management’s Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company’s successful execution of internal performance plans; changing priorities or reductions in the U.S. government defense budget; termination of government contracts due to unilateral government action; changing customer demand or preferences for business aircraft; changes from the company’s expectations with respect to its customers’ exercise of business aircraft options, as well as reliance on contract performance by a small number of large fleet customers for a significant portion of the firm aircraft contracts backlog; performance issues with key suppliers and subcontractors; the status or outcome of legal and/or regulatory proceedings; the status or outcome of labor negotiations; and the timing and occurrence (or non-occurrence) of circumstances beyond the company’s control.

Results of Operations — Overview

      Net sales reached $3 billion for the three-month period ended July 1, 2001, a 13 percent growth from the year-ago comparative quarter of $2.6 billion. Revenue growth, after adjusting for the effect of business acquisitions and pre-owned aircraft activity, exceeded 12 percent and was realized by all of the company’s business groups. Operating earnings for the three-month period ended July 1, 2001 grew by 11 percent, driven essentially by revenue growth in all business groups and margin improvement in the Aerospace group. Quarter over quarter earnings per share is up 11 percent.

      The company ended the second quarter of 2001 with a total backlog of $24.3 billion, an increase of 23 percent from year-end when total backlog was $19.7 billion. Most of the increase can be attributed to new orders in the Aerospace and Combat Systems business groups. Aerospace backlog increased to $8.4 billion from $4.4 billion, and Combat Systems increased to $3.2 billion from $1.8 billion.

Results of Operations — Business Groups

      The following table sets forth the net sales and operating earnings by business group for the three- and six-month periods ended July 1, 2001 and July 2, 2000:

	Three-Month Period Ended			Six-Month Period Ended

	July 1	July 2	Increase/	July 1	July 2	Increase/
	2001	2000	(Decrease)	2001	2000	(Decrease)

NET SALES:

Marine Systems	$947	$855	$92	$1,809	$1,701	$108

Aerospace	765	821	(56)	1,477	1,551	(74)

Information Systems & Technology	670	590	80	1,282	1,196	86

Combat Systems	510	288	222	948	603	345

Other	70	63	7	119	112	7

	$2,962	$2,617	$345	$5,635	$5,163	$472

OPERATING EARNINGS:

Marine Systems	$83	$82	$1	$163	$170	$(7)

Aerospace	157	151	6	301	282	19

Information Systems & Technology	61	53	8	121	111	10

Combat Systems	56	36	20	104	73	31

Other	14	13	1	16	5	11

	$371	$335	$36	$705	$641	$64

Marine Systems

      Operating earnings decreased slightly during the six-month period ended July 1, 2001, on higher sales, due primarily to increased work on early stage production programs, including the Virginia-class submarine, LPD amphibious ship and commercial ship contracts. This trend is expected to continue through the remainder of the year.

Aerospace

      Operating earnings increased during the three- and six-month periods ended July 1, 2001, due primarily to improved cost performance in both green production and the completion process. Sales volume for the three- and six-month periods ended in the current year are lower as compared with the prior year periods, during which Gulfstream experienced an exceptional volume of pre-owned aircraft sales activity. Gulfstream delivered 18 and 36 green aircraft and completed 20 and 35 deliveries during both three- and six-month periods, respectively. As further discussed in the Backlog section, new aircraft orders for all product lines of Gulfstream for the quarter increased significantly in comparison to the prior year quarter.

Information Systems and Technology

      Sales and operating earnings increased for the three- and six-month periods ended July 1, 2001, due primarily to the volume mix in programs. Operating margins are consistent with the prior year periods.

Combat Systems

      Net sales and operating earnings increased during the three- and six-month periods ended July 1, 2001, due primarily to the acquisition of Ordnance and Tactical Systems (OTS) on January 26, 2001, as well as an increase in volume due to start-up programs, including the Interim Armored Vehicle (IAV) and Advanced Amphibious Assault Vehicle (AAAV) programs. OTS is anticipated to add approximately $500 in revenues for the year. Operating margins are lower than the prior year periods due to the previously mentioned start-up programs and the OTS acquisition, both of which have lower margins than the historical average for the group.

Other

      Operating earnings increased during the six-month period ended July 1, 2001, due to non-recurring charges associated with the coal operations in the prior year, as well as increased volume at the aggregates business.

Backlog and Significant Contract Awards

      The following table details the backlog of each business group as calculated at July 1, 2001, and December 31, 2000:

	July 1	December 31
	2001	2000

Marine Systems	$10,151	$11,211

Aerospace	8,353	4,370

Information Systems & Technology	2,139	1,942

Combat Systems	3,226	1,773

Other	409	446

Total Backlog	$24,278	$19,742

Funded Backlog	$16,178	$14,442

Defense Businesses

      Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog for government programs represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency.

      In July 2001, the company was awarded a $2.4 billion contract by the UK Ministry of Defence as prime contractor for the development and integration of the BOWMAN communications system. BOWMAN is a secure digital voice and data communication system for the UK armed forces. It is anticipated that all army vehicles will be equipped and all personnel will be trained on the system by October 2007.

      In July 2001, the company was awarded a $712 contract by the U.S. Marine Corp. for the systems development and demonstration phase of the AAAV program. This contract starts the next phase in the development of the AAAV, which began with an award of a $200 demonstration/validation contract to the company in 1996. The total estimated value of the production program, including international sales, exceeds $5 billion.

      In April 2001, the Army’s six-year requirements contract award to GM GDLS Defense Group, a joint venture between the company and General Motors Canada Ltd., to equip its Brigade Combat Teams with an eight-wheeled armored vehicle (IAV program) was upheld after protest by a competitor. The total estimated value of this contract is $4 billion for 2,131 vehicles.

      On March 30, 2001, the company was awarded a $741 multiyear contract by the U.S. Army to deliver an additional 307 M1A2 Abrams upgrade tanks with the System Enhancement Package. This is a follow-on award to the $1.3 billion, 580 vehicle contract awarded in 1996, and extends the company’s deliveries to 2004.

Aerospace

      Funded aircraft backlog represents orders for which the company has entered into a definitive purchase contract with no material contingencies and has received a significant non-refundable deposit from the customer. Total backlog includes options to purchase new aircraft and agreements to provide future aircraft maintenance and support services. A significant portion of the total backlog consists of agreements with three unaffiliated customers who purchase the aircraft for use in their respective fractional ownership programs.

      With the acquisition of Galaxy Aerospace Company, LP (Galaxy Aerospace), the company added two new aircraft to its existing product lines, the super mid-size Gulfstream 200 (G200) and the mid-size Gulfstream 100 (G100) (previously the Galaxy and Astra SPX aircraft, respectively). This acquisition added approximately $400 to the group’s backlog, representing contracts for 22 G200 and G100 aircraft. In addition, concurrent with the consummation of the Galaxy Aerospace acquisition, the company received an order from Executive Jet, Inc. for 50 G200 aircraft and options for 50 more. This order also included maintenance and support services for the 100 aircraft. The total estimated value of this contract, if all options are exercised, is approximately $2 billion.

      In June 2001, the company received an order from UAL Corporation’s newly-created subsidiary, United Bizjet Holdings, for 12 aircraft with options for 23 more. The 12 firm orders consist of seven Gulfstream IV-SPs and five Gulfstream Vs. The options are for nine GIV-SPs and fourteen GVs. The total estimated value of this order, if all options are exercised, is approximately $1.3 billion.

Financial Condition, Liquidity and Capital Resources

Operating Activities

      Cash flows from operating activities decreased slightly this year over last year due to an overall increase in working capital. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

      As discussed further in Note M to the Consolidated Financial Statements, litigation on the A-12 program termination has been in progress since 1991. Management does not anticipate that this litigation will be settled in the near term. However, in the unlikely event the company is ultimately found to have been in default on the contract, management believes the company would be able to repay the unliquidated progress payments of approximately $675, plus interest. The company expects to continue to generate funds from operations in the interim, has the capacity for additional long-term borrowings above its current facilities and could raise capital in the equity markets, if necessary.

Investing Activities

      On August 6, 2001, the company announced that it had entered into a definitive agreement to acquire certain net assets of Motorola, Inc.’s Integrated Information Systems Group for $825 in cash. The company expects to finance the purchase through the issuance of commercial paper and floating rate notes. The acquisition is subject to regulatory review and is expected to close before the end of the third quarter. Integrated Information Systems Group provides defense and government customers with technologies, products and systems for secure communication, information assurance, situational awareness and integrated communication systems. The business will be included with the company’s results of operations from the date of closing and will become part of the company’s Information Systems and Technology business group.

      On July 25, 2001, the company completed its acquisition of Empresa Nacional Santa Barbara de Industrias Militaires, S.A., of Madrid, Spain, as well as Santa Barbara Blindados, S.A., of Seville for $4. The new combined entity, which will be known as Santa Barbara Sistemas, S.A., produces combat vehicles and munitions for the Spanish Army. Santa Barbara will be included with the company’s results of operations from closing and will become part of the Combat Systems group.

      On June 5, 2001, the company completed the acquisition of Galaxy Aerospace, for $355 in cash. The company financed the purchase through the issuance of commercial paper. The selling parties may receive additional payments, up to a maximum of $315 through 2006, contingent upon the achievement of specific revenue targets.

      On May 11, 2001, the company entered into an agreement to acquire certain net assets of the Boeing Company’s ordnance operating unit. The acquisition is subject to regulatory review, which is expected to be completed before the end of the third quarter. The ordnance unit produces a wide range of medium-caliber automatic cannons for air, land and sea applications. The business will be included with the company’s results of operations from the date of closing and will become part of the Combat Systems business group.

      On April 25, 2001, the company announced that it has entered into a definitive agreement to acquire for cash the publicly held outstanding shares of Newport News Shipbuilding Inc. (NYSE:NNS) for $67.50 per share. The transaction is valued at approximately $2,600, which includes the obligation to assume approximately $500 in debt. Newport News Shipbuilding designs and constructs nuclear-powered aircraft carriers and submarines for the U.S. Navy and provides life-cycle services for ships in the Navy fleet. The company commenced the tender offer for all the outstanding shares of Newport News Shipbuilding on May 4, 2001. The acquisition, subject to the tendering of a majority of the Newport News Shipbuilding shares as well as regulatory approval, is expected to close in the third quarter of 2001. Following the completion of the tender offer and necessary approvals, the company intends to consummate a second-step merger, in which all of the remaining Newport News Shipbuilding shareholders receive the same price paid in the tender offer. The company expects to finance the purchase initially through the issuance of commercial paper and the subsequent issuance of debt securities.

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

Financing Activities

      In connection with recently announced and pending acquisitions, the company has obtained new credit facilities totaling $5 billion. On July 11, 2001, the company secured a $3 billion credit facility, which is intended to be used to back the commercial paper to be issued as bridge financing until debt securities are issued for the Newport News Shipbuilding acquisition. On July 20, 2001, the company secured two new committed lines of credit totaling $2 billion, split evenly between a 364-day and 5-year term facility. Both facilities also back the commercial paper program and replace the company’s previous lines of credit, which totaled $1.4 billion. As of July 1, 2001, the company had $954 par value discounted commercial paper outstanding.

      On March 7, 2001, the company’s board of directors declared an increased regular quarterly dividend of $.28 per share. The company had previously increased the quarterly dividend to $.26 per share in March 2000.

      On January 26, 2001, in connection with the acquisition of Primex Technologies, the company assumed $204 of outstanding debt, $149 of which was repaid at the time of acquisition.

      On March 7, 2000, the company’s board of directors authorized management to repurchase in the open market up to 10 million shares of the company’s issued and outstanding common stock. During the first six months of 2001, the company repurchased approximately 288,000 shares for approximately $20. During the first six months of 2000, the company repurchased approximately 3.7 million shares for $189. From the date of authorization through the second quarter of 2001, the company has repurchased approximately 4.3 million shares for $228.

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

Environmental Matters and Other Contingencies

      For a discussion of environmental matters and other contingencies, see Notes K and L to the Consolidated Financial Statements. The company’s liability, in the aggregate, with respect to these matters, is not expected to have a material impact on the company’s results of operations or financial condition.

New Accounting Standards

      The Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” on June 30, 2001. SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives, and require an impairment assessment at least annually by applying a fair-value-based test. The company is required to adopt SFAS 142 on January 1, 2002. The company anticipates an annual increase to net earnings of approximately $45, or $.22 per diluted share, from the elimination of goodwill amortization. Management does not expect the other provisions of the statements to have a material impact on the company’s results of operations or financial condition.

      The company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and 138, on January 1, 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income based on the guidelines stipulated in SFAS 133. The adoption of the standard did not have a material impact on the company’s results of operations or financial condition.

GENERAL DYNAMICS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

      There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II

GENERAL DYNAMICS CORPORATION

OTHER INFORMATION

July 1, 2001

Item 1. Legal Proceedings

      Reference is made to Note L, Commitments and Contingencies, and Note M, Termination of A-12 Program, to the Consolidated Financial Statements in Part I, for statements relevant to activities for the period covering certain litigation to which the company is a party, which is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on May 2, 2001.

(b) & (c)	A brief discussion of each matter voted upon at the Annual Meeting and the number of votes cast is as follows:

Matter	Votes Cast

	For	Withheld

Election of Directors:

Becton, Julius W., Jr.	168,773,751	3,421,275

Chabraja, Nicholas D	168,118,942	4,076,084

Crown, James S	161,498,410	10,696,616

Crown, Lester	166,910,785	5,284,281

Goodman, Charles H	160,985,359	11,209,667

Joulwan, George A	168,909,433	3,285,593

Kaminski, Paul G	157,305,931	14,889,095

Mellor, James R	156,473,497	15,721,529

Mundy, Carl E., Jr.	168,908,288	3,286,738

Trost, Carlisle A.H	168,848,678	3,346,348

	For	Against	Abstain

Approval of Arthur Andersen LLP as Independent Auditors	170,466,015	1,085,508	643,503

	For	Against	Abstain

Approval of Additional Shares for Incentive Compensation Plan	156,561,648	14,615,151	1,018,227

Shareholder Proposal Regarding Foreign Military Sales	3,052,491	142,430,827	10,921,678

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.18 General Dynamics Corporation 1997 Incentive Compensation Plan, as amended and restated

(b)	Reports on Form 8-K

On August 6, 2001, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that pursuant to an Asset Purchase Agreement with Motorola, Inc. dated August 6, 2001, the company agreed to acquire certain net assets of Motorola’s Integrated Information Systems Group for $825 in cash.

On April 24, 2001, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that pursuant to an Agreement and Plan of Merger dated April 24, 2001, the company will make a tender offer to purchase all of the outstanding shares of common stock of Newport News Shipbuilding Inc. at a price of $67.50 in cash per share.

On February 2, 2001, the company reported to the Securities and Exchange Commission under Item 5, Other Events, the completion of the acquisition of Primex Technologies, Inc., renamed General Dynamics Ordnance and Tactical Systems, Inc., on January 26, 2001.

SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by /s/ John W. Schwartz
John W. Schwartz Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: August 14, 2001