Form 10-Q
period 2001-09-30
GENERAL DYNAMICS CORP
filed 2001-11-13
CIK 40533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

                                                       (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

(703) 876-3000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   X      No          .

201,785,369 shares of the registrant’s common stock, $1 par value per share, were outstanding at October 28, 2001.

GENERAL DYNAMICS CORPORATION

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GENERAL DYNAMICS CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	September 30
	2001	December 31
	(Unaudited)	2000

ASSETS

CURRENT ASSETS:
Cash and equivalents	$579	$177
Accounts receivable	1,044	798
Contracts in process	1,692	1,238
Inventories	1,286	953
Other current assets	433	385

Total Current Assets	5,034	3,551

NONCURRENT ASSETS:
Property, plant and equipment, net	1,731	1,294
Intangible assets, net	749	528
Goodwill, net	2,852	2,003
Other assets	649	611

Total Noncurrent Assets	5,981	4,436

	$11,015	$7,987

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt	$1,500	$340
Accounts payable	896	717
Other current liabilities	2,047	1,844

Total Current Liabilities	4,443	2,901

NONCURRENT LIABILITIES:
Long-term debt	739	162
Other liabilities	1,403	1,104
Commitments and contingencies (See Note L)

Total Noncurrent Liabilities	2,142	1,266

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	697	619
Retained earnings	4,589	4,059
Treasury stock	(840)	(833)
Accumulated other comprehensive loss	(16)	(25)

Total Shareholders’ Equity	4,430	3,820

	$11,015	$7,987

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended

	September 30	October 1
	2001	2000

NET SALES	$3,020	$2,502
OPERATING COSTS AND EXPENSES	2,644	2,165

OPERATING EARNINGS	376	337

Interest expense, net	(13)	(17)
Other expense, net	(5)	(3)

EARNINGS BEFORE INCOME TAXES	358	317

PROVISION FOR INCOME TAXES, NET	128	23

NET EARNINGS	$230	$294

NET EARNINGS PER SHARE:
Basic	$1.14	$1.48

Diluted	$1.13	$1.47

DIVIDENDS PER SHARE	$.28	$.26

SUPPLEMENTAL INFORMATION:
General and administrative expenses included in operating costs and expenses	$186	$155

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Nine Months Ended

	September 30	October 1
	2001	2000

NET SALES	$8,655	$7,665
OPERATING COSTS AND EXPENSES	7,574	6,687

OPERATING EARNINGS	1,081	978

Interest expense, net	(40)	(52)
Other expense, net	—	(5)

EARNINGS BEFORE INCOME TAXES	1,041	921

PROVISION FOR INCOME TAXES, NET	344	239

NET EARNINGS	$697	$682

NET EARNINGS PER SHARE:
Basic	$3.47	$3.41

Diluted	$3.44	$3.39

DIVIDENDS PER SHARE	$.84	$.78

SUPPLEMENTAL INFORMATION:
General and administrative expenses included in operating costs and expenses	$577	$475

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in millions)

	Nine Months Ended

	September 30	October 1
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$697	$682
Adjustments to reconcile net earnings to net cash provided by operating activities -
Depreciation, depletion and amortization of plant and equipment	127	110
Amortization of intangible assets and goodwill	68	61
(Increase) Decrease in current assets, net of effects of business acquisitions-
Accounts receivable	(79)	(78)
Contracts in process	(120)	(99)
Inventories	(180)	46
Other current assets	(3)	(6)
Increase (Decrease) in liabilities, net of effects of business acquisitions-
Accounts payable and other liabilities	3	74
Income taxes payable	93	(53)
Other, net	57	(42)

Net cash Provided by Operating Activities	663	695

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(1,452)	(41)
Capital expenditures	(237)	(219)
Proceeds from sale of assets	81	—
Other, net	(17)	8

Net Cash Used by Investing Activities	(1,625)	(252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds (repayments) from commercial paper	1,147	(19)
Proceeds from issuance of Floating Rate Notes	500	—
Net repayments of other debt, including finance operations	(158)	(15)
Dividends paid	(163)	(151)
Purchases of common stock	(20)	(208)
Proceeds from option exercises	58	47

Net Cash Provided (Used) by Financing Activities	1,364	(346)

NET INCREASE IN CASH AND EQUIVALENTS	402	97
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	177	270

CASH AND EQUIVALENTS AT END OF PERIOD	$579	$367

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Federal income taxes	$163	$182
Interest, including finance operations	$47	$52

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(A)  Basis of Preparation

     The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three- and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2000.

     In the opinion of the company, the unaudited consolidated financial statements contain all adjustments necessary for a fair statement of the results for the three- and nine-month periods ended September 30, 2001 and October 1, 2000.

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

     The company’s operations attempt to minimize the effects of currency risk by borrowing externally in the local currency or by hedging their purchases made in foreign currencies, when practical. The company is exposed to the effects of foreign currency fluctuations on the U.S. dollar value of earnings from its international operations. As a matter of policy, the company does not engage in currency speculation. The company periodically enters into foreign currency derivatives, including forward exchange and currency swap contracts, to hedge its exposure to fluctuations in foreign currency exchange rates. The adjustments to fair value related to these cash flow hedges during the three-month period ended September 30, 2001 resulted in a gain of $5, thus decreasing accumulated other comprehensive loss. For the nine-month period ended September 30, 2001, the adjustments resulted in an increase to accumulated other comprehensive loss of $1. There were no material derivative instruments designated as fair value or net investment hedges during the nine-month period ended September 30, 2001.

(C)  Comprehensive Income

     Comprehensive income was $241 and $293 for the three-month periods and $711 and $679 for the nine-month periods ended September 30, 2001 and October 1, 2000, respectively. Comprehensive income consists primarily of net earnings ($230 and $294 for the three-month periods and $697 and $682 for the nine-month periods ended September 30, 2001 and October 1, 2000, respectively), foreign currency translation adjustments, and in 2001, fair value adjustments for both a currency swap (see Note I) and available-for-sale securities.

(D)  Acquisitions

     On September 28, 2001, the company acquired Motorola, Inc.’s Integrated Information Systems Group for $825 in cash. The company financed the purchase through the issuance of commercial paper. The Integrated Information Systems Group, renamed General Dynamics Decision Systems, provides defense and government customers with technologies, products and systems for secure communication, information assurance, situational awareness and integrated communication systems. The purchase price has been allocated to the estimated fair value of net tangible and intangible assets acquired, with the excess recorded as goodwill (see Note H). The estimates are preliminary at September 30, 2001, but will be finalized within one year from the date of acquisition. Decision Systems is part of the Information Systems and Technology business group and will be included in the company’s results of operations beginning in the fourth quarter.

     On July 25, 2001, the company acquired Empresa Nacional Santa Barbara de Industrias Militaires, S.A., of Madrid, Spain, as well as Santa Barbara Blindados, S.A., of Seville for $4. The new combined entity, which was renamed Santa Barbara Sistemas, S.A., produces combat vehicles and munitions. Santa Barbara is part of the Combat Systems business group and is included in the company’s results of operations from the closing date.

     During the third quarter, the company and the Boeing Company terminated their May 2001 agreement to acquire certain net assets of the Boeing Company’s ordnance operating unit. Additionally, on October 26, 2001, the company and Newport News Shipbuilding Inc. (NYSE:NNS) terminated their April 2001 agreement whereby the company would acquire for cash the outstanding shares of NNS.

     On June 5, 2001, the company acquired substantially all of the assets of Galaxy Aerospace Company, LP (Galaxy Aerospace) for $355 in cash. The company financed the purchase through the issuance of commercial paper. The selling parties may receive additional payments, up to a maximum of $315 through 2006, contingent upon the achievement of specific revenue targets. Galaxy Aerospace designs and manufactures the super mid-size Gulfstream 200 and the mid-size Gulfstream 100

(previously the Galaxy and Astra SPX aircraft, respectively). The purchase price has been allocated to the estimated fair value of net tangible and intangible assets acquired, with the excess recorded as goodwill (see Note H). Certain of the estimates are preliminary at September 30, 2001, but will be finalized within one year from the date of acquisition. Galaxy Aerospace is part of the Aerospace business group and is included in the company’s results of operations from the closing date.

     On January 26, 2001, the company acquired Primex Technologies, Inc. (renamed, General Dynamics Ordnance and Tactical Systems) for $334 in cash, plus the assumption of $204 in debt (see Note I). The company financed the purchase through the issuance of commercial paper. Ordnance and Tactical Systems provides a variety of munitions, propellants, satellite propulsion systems and electronics products to the U.S. and its allies, as well as domestic and international industrial customers. The purchase price has been allocated to the estimated fair value of net tangible and intangible assets acquired, with the excess recorded as goodwill (see Note H). Certain of the estimates are preliminary at September 30, 2001, but will be finalized within one year from the date of acquisition. Ordnance and Tactical Systems is part of the Combat Systems business group and is included in the company’s results of operations from the closing date.

(E)  Earnings Per Share

     Basic and diluted weighted average shares outstanding are as follows (in thousands):

	Three-months ended		Nine-months ended

	September 30	October 1	September 30	October 1
	2001	2000	2001	2000

Basic	201,452	198,675	200,961	199,892
Diluted	203,570	200,587	202,798	201,352

(F)  Contracts in Process

     Contracts in process primarily represent costs and accrued profit related to defense contracts and programs, and consist of the following:

	September 30	December 31
	2001	2000

Net contract costs and estimated profits	$919	$520
Other contract costs	773	718

	$1,692	$1,238

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

(G)  Inventories

     Inventories consist primarily of commercial aircraft components, as follows:

	September 30	December 31
	2001	2000

Work in process	$694	$405
Raw materials	333	289
Pre-owned aircraft	229	236
Other	30	23

	$1,286	$953

     The significant increase in work in process is primarily due to the acquisition of Galaxy Aerospace (see Note D). Other inventories consist primarily of coal and aggregates, which are stated at the lower of average cost or estimated net realizable value.

(H)  Intangible Assets and Goodwill, Net

     Intangible assets consist of the following:

	September 30	December 31
	2001	2000

Contracts and programs acquired	$630	$446
Other	119	82

	$749	$528

     Intangible assets are shown net of accumulated amortization of $160 and $139 at September 30, 2001, and December 31, 2000, respectively. Contracts and programs acquired are amortized on a straight-line basis over periods ranging from 25 to 40 years. Other consists primarily of aircraft product design, customer lists, workforce and purchase options on buildings currently leased. Other intangible assets are amortized over periods ranging from 3 to 21 years.

     Goodwill resulted from the company’s business acquisitions. Goodwill acquired prior to July 1, 2001, is amortized on a straight-line basis primarily over 40 years and is shown net of accumulated amortization of $178 and $131 at September 30, 2001, and December 31, 2000, respectively. As of September 30, 2001, approximately $450 of goodwill related to the acquisition of Decision Systems is not subject to amortization.

(I)  Debt

     Debt (excluding finance operations) consists of the following:

	September 30	December 31
	2001	2000

Commercial paper, net of unamortized discount	$1,487	$340
Floating rate notes	500	—
Senior notes	139	139
Term debt	55	—
Industrial development bonds	15	15
Other	43	8

	2,239	502
Less current portion	1,500	340

	$739	$162

     As of September 30, 2001, the company had $1,490 par value discounted commercial paper outstanding at an average yield of approximately 3.13 percent with an average term of approximately 25 days.

     On August 27, 2001, the company issued $500 of three-year floating rate notes. The notes, which reset quarterly at three-month LIBOR plus .22 percent, have an initial rate of 3.7325%. The notes are redeemable in whole or in part at any time after September 1, 2002, and prior to their maturity at 100% of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed. The net proceeds of the issuance were used to repay a portion of the borrowings under the company’s commercial paper program. Also during the third quarter, the company secured two new committed lines of credit totaling $2 billion, split evenly between a 364-day and 5-year term facilities. Both facilities back the commercial paper program and replace the company’s previous lines of credit, which totaled $1.4 billion. On July 11, 2001, the company secured a $3 billion credit facility in anticipation of the acquisition of Newport News Shipbuilding Inc. The company cancelled this facility on October 30, 2001, as a result of the termination of the acquisition agreement discussed in Note D.

     In connection with the company’s 1997 acquisition of Information Systems, Computing Devices Canada and Computing Devices U.K., the company borrowed in Canadian dollars the equivalent of $220.

In April 1998, the company repaid $70 of this note. In September 1998, Computing Devices Canada refinanced $150 with privately-placed senior notes maturing in 2008. Concurrently, Computing Devices Canada entered into a currency swap, which fixed in U.S. dollars the principal of $150 and annual interest at 6.32 percent, payable semi-annually. At September 30, 2001, the fair value of the debt is $155, and the fair value of the currency swap would result in a $15 gain.

     As part of the acquisition of Primex Technologies, Inc., the company assumed $204 of outstanding debt, $149 of which was repaid at the time of the acquisition. The remaining $55 is indicated as term debt with mandatory sinking fund payments of $5 in December of the years 2001 through 2007. The remaining $20 is payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

     At September 30, 2001, other consists primarily of a $22 note payable to a Spanish government entity and three capital lease arrangements totaling $18. Annual principal payments on the note payable are $2 for 2001 through 2003, $10 in 2004, $1 in 2005, with the balance due in 2006. Interest is payable in December at the rate of 3.75 annually.

(J)  Liabilities

     A summary of significant liabilities, by balance sheet caption, follows:

	September 30	December 31
	2001	2000

Workers’ compensation	$461	$454
Customer deposits	315	484
Retirement benefits	281	253
Salaries and wages	216	182
Other	774	471

Other Current Liabilities	$2,047	$1,844

Retirement benefits	$349	$324
Deferred federal income taxes	204	169
Accrued costs on disposed businesses	98	116
Coal mining related liabilities	70	73
Other	682	422

Other Liabilities	$1,403	$1,104

(K)  Income Taxes

     The company had a net deferred tax asset of $120 and $163 at September 30, 2001, and December 31, 2000, respectively. The current portion was $312 and $318 at September 30, 2001 and December 30, 2000, respectively, and was included in other current assets on the Consolidated Balance Sheet. Based on the level of projected earnings and current backlog, no valuation allowance was required for the company’s deferred tax assets at September 30, 2001, and December 31, 2000.

     During the first quarter of 2001, the company reduced its liabilities for tax contingencies. The company recognized a non-cash benefit of $28, or $.14 per diluted share, as a result of this adjustment.

During the third quarter of 2000, the company recognized a benefit of $90, or $.45 per diluted share, as a result of settlement of outstanding tax issues for the years 1990 through 1993.

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

     On July 13, 1995, General Dynamics Corporation was named as a defendant in a complaint filed in the Circuit Court of St. Louis County, Missouri, titled Hunt, et al. v. General Dynamics Corporation, et al. The complaint also named as defendants General Dynamics’ two insurance brokers: the London broker, Lloyd Thompson, Ltd., and the United States broker, Willis Corroon Corporation of Missouri. The plaintiffs are members of certain Lloyd’s of London syndicates and British insurance companies who sold the company four aggregate excess loss insurance policies covering the company’s self-insured workers’ compensation program at Electric Boat for four policy years, from July 1, 1988 to June 30, 1992. General Dynamics filed counterclaims against the plaintiffs and cross-claims against Lloyd Thompson. On May 9, 2001, General Dynamics favorably settled its claims with the plaintiffs, and on September 12, 2001, General Dynamics favorably settled its cross-claims against the London broker. The settlements did not have a material effect on the company’s results of operations or financial condition.

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

Other

     A major coal customer is seeking arbitration before a tripartite panel of the American Arbitration Association. The customer alleged in its claim that the company has breached the coal supply agreement by charging excessive seller costs and failing to use best efforts in operating the business in a commercially reasonable fashion for the period of January 1998 to the present. The company anticipates that the panel will hear the claim by the third quarter of 2002 at the earliest, and does not expect the outcome of this proceeding to have a material adverse effect on its results of operations or financial condition.

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

     On August 31, 2001, the Trial Court issued an opinion upholding the determination for default of the A-12 contract. In its opinion, the Trial Court rejected all of the government’s arguments to sustain the default termination except for one, schedule. With respect to the government’s schedule arguments, the Trial Court held that the schedule the government unilaterally imposed was reasonable and enforceable, and that the government had not waived that schedule. On the sole ground that the contractors were not going to deliver the first aircraft on the date provided in the unilateral schedule, the Trial Court upheld the default termination and entered judgment for the government.

     The contractors filed post-trial motions seeking reconsideration by the Trial Court of its opinion and judgment. On October 4, 2001, the Trial Court denied the contractors’ post-trial motions. The company intends to appeal.

     The company continues to believe strongly in the merits of its case. The company believes that in concluding to the contrary on remand, the Trial Court applied incorrect legal standards and otherwise erred as a matter of law. The company believes that it has substantial arguments on appeal to persuade the Court of Appeals to reverse the Trial Court’s judgment.

     If, contrary to the company’s expectations, the default termination is sustained on appeal, the contractors would be required to repay the government $1,352 for progress payments already received for the A-12 contract plus interest (approximately $950 at September 30, 2001). In this outcome, the company’s liability would be approximately $1.1 billion pre-tax ($615 after tax) to be taken as a charge against discontinued operations. The contractors have asked the Navy to confirm the deferral of payment through the pendency of the appeal. The Navy has not yet advised the contractors of its position on this request. In the alternative, the company will seek relief through the courts.

     In the event the default termination is sustained on appeal, the company will be able to repay the unliquidated progress payments plus interest.

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

     Summary financial information for each of the company’s business groups follows:

	Three Months Ended

	Net Sales		Operating Earnings

	Sept. 30	October 1	Sept. 30	October 1
	2001	2000	2001	2000

Marine Systems	$912	$798	$82	$77
Aerospace	838	733	161	149
Information Systems & Technology	647	596	59	55
Combat Systems	545	298	58	37
Other*	78	77	16	19

	$3,020	$2,502	$376	$337

	Nine Months Ended

	Net Sales		Operating Earnings

	Sept. 30	October 1	Sept. 30	October 1
	2001	2000	2001	2000

Marine Systems	$2,721	$2,499	$245	$247
Aerospace	2,315	2,284	462	431
Information Systems & Technology	1,929	1,792	180	166
Combat Systems	1,493	901	162	110
Other*	197	189	32	24

	$8,655	$7,665	$1,081	$978

	Identifiable Assets

	Sept. 30	December 31
	2001	2000

Marine Systems	$1,680	$1,613
Aerospace	2,386	1,710
Information Systems & Technology	3,289	2,340
Combat Systems	2,030	1,054
Other*	329	317
Corporate**	1,301	953

	$11,015	$7,987

*	Other includes the results of the company’s coal, aggregates and finance operations, as well as the operating results of the company’s commercial pension plans.

**	Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and net prepaid pension cost related to the company’s commercial pension plans.

GENERAL DYNAMICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2001

(Dollars in millions, except per share amounts)

Forward-Looking Statements

     Management’s Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company’s successful execution of internal performance plans; general U.S. and international political and economic conditions; changing priorities or reductions in the U.S. government defense budget; termination of government contracts due to unilateral government action; changing customer demand or preferences for business aircraft; changes from the company’s expectations with respect to its customers’ exercise of business aircraft options, as well as reliance on contract performance by a small number of large fleet customers for a significant portion of the firm aircraft contracts backlog; performance issues with key suppliers and subcontractors; the status or outcome of legal and/or regulatory proceedings; the status or outcome of labor negotiations; and the timing and occurrence (or non-occurrence) of circumstances beyond the company’s control.

Results of Operations and Outlook — Overview

     Net sales increased 21 percent to $3 billion for the three-month period and increased 13 percent to $8.7 billion for the nine-month period ended September 30, 2001. Revenue grew 13 percent and 9 percent for the three- and nine-month periods, respectively, after adjusting for the effect of business acquisitions and pre-owned aircraft activity, and was realized by all of the company’s business groups. Operating earnings for the three- and nine-month periods ended September 30, 2001 grew by 12 percent and 11 percent, respectively, driven essentially by revenue growth in all business groups, business acquisitions and margin improvement in the Aerospace group. Quarter over quarter earnings per share before considering favorable tax adjustments is up 11 percent. On a year-to-date basis, earnings per share increased 13 percent over the prior year before considering favorable tax adjustments. General and administrative expenses increased over the prior year amounts on both a quarter and year-to-date basis, due primarily to growth in the company’s business through acquisitions. General and administrative expenses as a percentage of net sales have remained essentially consistent for the comparative periods.

     The company ended the third quarter of 2001 with a total backlog of $29.9 billion, an increase of over 50 percent from year-end when total backlog was $19.7 billion. The majority of the increase is attributable to new orders in the Information Systems and Technology, Aerospace and Combat Systems business groups. Information Systems and Technology backlog increased to $5.2 billion from $1.9 billion, Aerospace backlog increased to $9.0 billion from $4.4 billion, and Combat Systems increased to $5.8 billion from $1.8 billion.

Results of Operations — Business Groups

     The following table sets forth the net sales and operating earnings by business group for the three- and nine-month periods ended September 30, 2001 and October 1, 2000:

	Three-Month Period Ended			Nine-Month Period Ended

	Sept. 30	October 1	Increase/	Sept. 30	October 1	Increase/
	2001	2000	(Decrease)	2001	2000	(Decrease)

NET SALES:

Marine Systems	$912	$798	$114	$2,721	$2,499	$222
Aerospace	838	733	105	2,315	2,284	31
Information Systems & Technology	647	596	51	1,929	1,792	137
Combat Systems	545	298	247	1,493	901	592
Other	78	77	1	197	189	8

	$3,020	$2,502	$518	$8,655	$7,665	$990

OPERATING EARNINGS:

Marine Systems	$82	$77	$5	$245	$247	$(2)
Aerospace	161	149	12	462	431	31
Information Systems & Technology	59	55	4	180	166	14
Combat Systems	58	37	21	162	110	52
Other	16	19	(3)	32	24	8

	$376	$337	$39	$1,081	$978	$103

Marine Systems

      Over the last year Marine Systems revenues have grown, but with a mix shift from higher profit fixed-price construction programs to cost-reimbursable next generation design, development, and early production contracts with lower available fee structures. As a result, operating earnings have remained stable. During the next twelve months, Marine Systems revenues and earnings are expected to sustain themselves at current levels as the existing design contracts continue and new design and construction programs such as the recent
T–AKE award and the anticipated Trident submarine design conversion work are introduced.

Aerospace

     Operating earnings increased during the three- and nine-month periods ended September 30, 2001, due primarily to improved cost performance in both green production and the completion process. Sales were favorably impacted by revenues associated with the acquisition of Galaxy Aerospace Company, LP (Galaxy Aerospace) in June 2001. Sales for the nine-month period ended in the current year are slightly higher as compared with the prior year period, during which Gulfstream experienced an exceptional volume of pre-owned aircraft sales activity. Gulfstream delivered 24 and 59 green aircraft and 24 and 60 completion deliveries during the current three- and nine-month periods, respectively. In the previous year, Gulfstream delivered 17 and 53 green aircraft and 16 and 51 completion deliveries during the three- and nine-month periods, respectively. As discussed further in the Backlog section, orders for the G200 increased backlog significantly in comparison to the prior year quarter.

     Overall the company expects to produce approximately seven less aircraft next year, and announced its plans to engage in rather aggressive cost cutting activities including a modest reduction in Gulfstream’s workforce to prepare for the somewhat reduced volume.

Information Systems and Technology

     Sales and operating earnings increased during the three- and nine-month periods ended September 30, 2001, due primarily to the mix in programs. Operating margins are consistent with the prior year periods. Operating results of Motorola Inc.’s Integrated Information Systems Group, renamed General Dynamics Decision Systems (Decision Systems) at time of acquisition, will be included with those of the company beginning in the fourth quarter. Decision Systems is expected to add approximately $830 in revenues to the operating results of the Information Systems and Technology business group during 2002.

Combat Systems

     Net sales and operating earnings increased during the three- and nine-month periods ended September 30, 2001, due primarily to the acquisition of Ordnance and Tactical Systems (OTS), formerly Primex Technologies, on January 26, 2001, as well as an increase in volume due to start-up programs, including the Interim Armored Vehicle (IAV) and Advanced Amphibious Assault Vehicle (AAAV) programs. OTS is anticipated to add approximately $500 in revenues for the year. Operating margins are lower than the prior year periods due to the previously mentioned start-up programs and the OTS acquisition, both of which have lower margins than the historical average for the group. In addition, the acquisition of Santa Barbara Sistemas, S.A. (Santa Barbara) on July 25, 2001, is also expected to initially have a slight downward impact on operating margins, as its margins are lower than the group average.

     In late October 2001, the company completed negotiations with the United Auto Workers union, ending a two-week strike at its Land Systems operating unit, and ratified a new, four-year labor contract. This agreement covers approximately 20 percent of the employees at Land Systems. The strike did not have a material impact on the company’s results of operations or financial condition.

Other

     Operating earnings decreased during the three-month period ended September 30, 2001, due to operations at both the aggregates and coal businesses. Sales increased for the nine-month period of the current year as compared to the prior year due to volume and operations at the aggregates business. Operating earnings increased for the same period due to non-recurring charges associated with the coal operations in the prior year.

Backlog and Significant Contract Awards and Status

     The following table details the backlog of each business group as calculated at September 30, 2001, and December 31, 2000:

	September 30	December 31
	2001	2000

Marine Systems	$9,528	$11,211
Aerospace	9,037	4,370
Information Systems & Technology	5,183	1,942
Combat Systems	5,755	1,773
Other	392	446

Total Backlog	$29,895	$19,742

Funded Backlog	$20,623	$14,442

Defense Businesses

     Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog for government programs represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency.

     Marine Systems

     Subsequent to quarter end, in early October 2001, the company was awarded a $709 contract by the U.S. Navy for the design and construction of the first two ships in the T-AKE program, a new class of combat logistics force ships. Work on the contract is expected to start immediately, with delivery of the first ship scheduled for 2005. The award also includes options exercisable by the Navy for 10 additional ships over the next six years for a potential contract value of $3.7 billion.

     In November 2001, the U.S. Navy announced that it will issue a revised Request for Proposal for the next generation Surface Combatant Program. The program, which was formerly known as DD 21 and specified a destroyer-class ship, was redesignated DD(X) and is being reorganized so that more of the technology it uses can be adapted to produce a family of advanced technology surface combatants. The company currently participates in the DD 21 Shipbuilder Alliance as the prime contractor for the design phases and leads one of the competing design teams. The company will participate in the design competition for the DD(X). It is anticipated that a design will be selected in the spring of 2002.

     In September 2001, the company was awarded a $175 contract from British Petroleum (BP) for a fourth double-hull oil tanker for use in delivering crude oil to refineries on the U.S. West Coast. BP placed orders for three tankers in September 2000. Design work on the tankers is in process and construction will begin in early 2002. The first ship on the contract is scheduled for delivery in late 2003, with deliveries planned for the subsequent ships in 2004, 2005 and 2006.

     Information Systems and Technology

     In September 2001, the company was awarded a $390 contract for Phase II of the Improved Mobile Subscriber Equipment (IMSE) tactical communications systems for the Republic of China Army, Taiwan. IMSE is a Foreign Military Sales program and is an improved, exportable version of the U.S. Army’s tactical communications system, the Mobile Subscriber Equipment system. This contract is the second phase of a three-phase program.

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

     Combat Systems

     In July 2001, the company was awarded a $712 contract by the U.S. Marine Corps for the systems development and demonstration phase of the AAAV program. This contract starts the next phase in the development of the AAAV, which began with an award of a $200 demonstration/validation contract to the company in 1996. The total estimated value of the production program, including international sales, exceeds $5 billion.

     In April 2001, the U.S. Army’s six-year requirements contract award to GM GDLS Defense Group, a joint venture between the company and General Motors Canada Ltd., to equip its Brigade Combat Teams with an eight-wheeled armored vehicle (IAV program) was upheld after protest by a competitor. The total estimated value of this contract is $4 billion for 2,131 vehicles.

     In March 2001, the company was awarded a $741 multiyear contract by the U.S. Army to deliver an additional 307 M1A2 Abrams upgrade tanks with the System Enhancement Package. This is a follow-on to the $1.3 billion, 580 vehicle contract awarded in 1996, and extends the company’s deliveries to 2004.

Aerospace

     Funded aircraft backlog represents orders for which the company has entered into a definitive purchase contract with no material contingencies and has received a non-refundable deposit from the customer. Total backlog includes options to purchase new aircraft and agreements to provide future aircraft maintenance and support services. A significant portion of the total backlog consists of agreements with three unaffiliated customers who purchase the aircraft for use in their respective fractional ownership programs, two of which are in the start-up phase.

     With the acquisition of Galaxy Aerospace in June 2001, the company added two new aircraft to its existing product lines, the super mid-size Gulfstream 200 (G200) and the mid-size Gulfstream 100 (G100) (previously the Galaxy and Astra SPX aircraft, respectively). Acquired backlog included aircraft contracts at various stages, with the majority in the completion stage. Concurrent with the consummation of the Galaxy Aerospace acquisition, the company received an order from Executive Jet, Inc. for 50 G200 aircraft and options for 50 more. This order also included maintenance and support services for the 100 aircraft. The total estimated value of this contract, if all options are exercised, is approximately $2 billion.

     In June 2001, the company received an order for 12 aircraft with options for 23 more from UAL Corporation’s newly-created subsidiary, United Bizjet Holdings, which plans to offer its transportation services under the name “Avolar.” The 12 firm orders consist of seven Gulfstream IV-SPs and five Gulfstream Vs. The options are for nine GIV-SPs and fourteen GVs. In September 2001, the company received an additional order from United Bizjet Holdings for 24 G200 aircraft with options for 43 more. The total estimated value of these orders, if all options are exercised, is approximately $2.6 billion.

Financial Condition, Liquidity and Capital Resources

Operating Activities

     Cash flows from operating activities decreased slightly this year over last year due to an overall increase in working capital stemming from the company’s growth from business acquisitions. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

     As discussed further in Note M to the Consolidated Financial Statements, litigation on the A-12 program termination has been in progress since 1991. In the event the company is ultimately found to have been in default on the contract, the company will be able to repay the government approximately $1.1 billion for progress payments already received on the A-12 contract and interest and retain ample liquidity through internally generated cash flow from operations, additional untapped short- and long-term borrowing capacity, as well as the ability to raise capital in the equity markets.

Investing Activities

     On September 28, 2001, the company acquired Motorola, Inc.’s Integrated Information Systems Group for $825 in cash. The new entity will be known as General Dynamics Decision Systems. The purchase was financed through the issuance of commercial paper. Decision Systems provides defense and government customers with technologies, products and systems for secure communication, information assurance, situational awareness and integrated communication systems. Decision Systems is part of the Information Systems and Technology business group and will be included in the company’s results of operations beginning in the fourth quarter.

     On July 25, 2001, the company acquired Empresa Nacional Santa Barbara de Industrias Militaires, S.A., of Madrid, Spain, as well as Santa Barbara Blindados, S.A., of Seville for $4. The new combined entity, which was renamed Santa Barbara Sistemas, S.A., produces combat vehicles and munitions. Santa Barbara has been included in the results of operations of the Combat Systems group from the closing date.

     On June 5, 2001, the company acquired substantially all of the assets of Galaxy Aerospace, for $355 in cash. The company financed the purchase through the issuance of commercial paper. The selling parties may receive additional payments, up to a maximum of $315 through 2006, contingent upon the achievement of specific revenue targets. Galaxy Aerospace has been included in the results of operations of the Aerospace business group from the closing date.

     On February 15, 2001, Gulfstream sold its engine overhaul business for $60 and purchased airframe service and maintenance operations located in Florida, Minnesota, Nevada and Texas for $17.

     On January 26, 2001, the company acquired Primex Technologies, Inc. (renamed, General Dynamics Ordnance and Tactical Systems) for $334 in cash. The company financed the acquisition through the issuance of commercial paper. Ordnance and Tactical Systems has been included in the results of operations of the Combat Systems group from the closing date.

Financing Activities

     On August 27, 2001, the company issued $500 of three-year floating rate notes. The notes, which reset quarterly at three-month LIBOR plus .22 percent, have an initial rate of 3.7325%. The notes are redeemable in whole or in part at any time after September 1, 2002, and prior to their maturity at 100% of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed. The net proceeds of the issuance were used to repay a portion of the borrowings under the company’s commercial paper program. Also during the third quarter, the company secured two new committed lines of credit totaling $2 billion, split evenly between a 364-day and 5-year term facilities. Both facilities back the commercial paper program and replace the company’s previous lines of credit, which totaled $1.4 billion. On July 11, 2001, the company secured a $3 billion credit facility in anticipation of the acquisition of Newport News Shipbuilding Inc. The company cancelled this facility on October 30, 2001, as a result of the termination of the acquisition agreement, which is discussed further in Note D to the Consolidated Financial Statements.

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

     On March 7, 2000, the company’s board of directors authorized management to repurchase in the open market up to 10 million shares of the company’s issued and outstanding common stock. During the first nine months of 2001, the company repurchased approximately 288,000 shares for $20. During the first nine months of 2000, the company repurchased approximately 4.1 million shares for $208. From the date of authorization through the third quarter of 2001, the company has repurchased approximately 4.3 million shares for $228.

Additional Financial Information

Provision for Income Taxes

     During the first quarter of 2001, the company reduced its liabilities for tax contingencies. The company recognized a non-cash benefit of $28, or $.14 per diluted share, as a result of this adjustment. During the third quarter of 2000, the company recognized a benefit of $90, or $.45 per diluted share, as a result of settlement of outstanding tax issues for the years 1990 through 1993. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note K to the Consolidated Financial Statements.

Environmental Matters and Other Contingencies

     For a discussion of environmental matters and other contingencies, see Notes K and L to the Consolidated Financial Statements. The company’s liability, in the aggregate, with respect to these matters, is not expected to have a material impact on the company’s results of operations or financial condition. See Note M to the Consolidated Financial Statements for a discussion of claims made by and against the company regarding the development of the A-12 aircraft.

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

PART II

GENERAL DYNAMICS CORPORATION

OTHER INFORMATION

September 30, 2001

Item 1. Legal Proceedings

     Reference is made to Note L, Commitments and Contingencies, and Note M, Termination of A-12 Program, to the Consolidated Financial Statements in Part I, which is incorporated herein by reference, for statements relevant to activities for the period covering certain litigation to which the company is a party.

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

Exhibit 2.1	Asset Purchase Agreement between Motorola, Inc. and General Dynamics Corporation, dated August 6, 2001. Pursuant to Item 601 (b)(2) of Regulation S-K, certain exhibits and schedules to this Asset Purchase Agreement have not been filed with this exhibit. The company agrees to furnish on a supplementary basis any omitted exhibit or schedule to the Securities and Exchange Commission upon request.

(b)        Reports on Form 8-K

On September 7, 2001, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that the company would pursue its right to appeal the decision made by the U.S. Court of Federal Claims on August 31, 2001 on the 1991 default termination of the A-12 contract.

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

Dated: November 13, 2001