Form 10-K405
period 2001-12-31
GENERAL DYNAMICS CORP
filed 2002-03-29
CIK 40533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 1-3671

GENERAL DYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware State or Other Jurisdiction of Incorporation or Organization	13-1673581 I.R.S. Employer Identification No.

3190 Fairview Park Drive, Falls Church, Virginia Address of principal executive offices	22042-4523 Zip Code

Registrant’s telephone number, including area code (703) 876-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, Par Value $1.00 Per Share	Name of Each Exchange on Which Registered New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X         No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.    X

     The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $16,531,716,743 at March 7, 2002.

201,285,731 shares of the registrant’s common stock were outstanding at March 7, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

     Parts I and II incorporate information from certain portions of the registrant’s Annual Report to security holders for the fiscal year ended December 31, 2001 (the 2001 Annual Report).

     Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2002 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

     Certain sections of this Annual Report on Form 10-K contain forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company’s successful execution of internal performance plans; general U.S. and international political and economic conditions; changing priorities or reductions in the U.S. government defense budget; termination of government contracts due to unilateral government action; changing customer demand or preferences for business aircraft; reliance on a large fleet customer for a significant portion of the firm aircraft contracts backlog and the majority of the options backlog; performance issues with key suppliers and subcontractors; the status or outcome of legal and/or regulatory proceedings; and the timing and occurrence (or non-occurrence) of circumstances beyond the company’s control. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the company or any person acting on the company’s behalf are qualified by the cautionary statements in this section. The company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I

ITEM 1. BUSINESS

Business Overview

     The company is a Delaware corporation formed in 1952 as successor to the Electric Boat Company. The company’s businesses include information and communications technology, land and amphibious combat systems, naval and commercial shipbuilding, and business aviation. These are high technology businesses that use design, manufacturing and program management expertise together with advanced technology and the integration of complex systems as part of their everyday operations.

     In the mid 1990’s, the company began a series of acquisitions that expanded its core businesses in the defense industry, broadened its expertise in systems integration and C4ISR (command and control, communications, computers, intelligence, surveillance and reconnaissance) systems, and added business aviation products and services to the company’s offerings. Since January 1, 1997, the company has acquired 21 businesses, including five acquisitions during 2001. In late January, the company acquired Primex Technologies, Inc., renamed Ordnance and Tactical Systems, expanding the company’s market position in ordnance manufacturing to include medium- and large- caliber ammunition. This acquisition also expanded the company’s portfolio in what it believes to be the high growth areas of missile and precision-guided munitions through existing subcontract relationships. In mid-February, the company acquired four aircraft service and maintenance facilities from BBA North America. These operations now conduct business as General Dynamics Aviation Services, and are located in Dallas, Las Vegas, Minneapolis and West Palm Beach. In early June, the company acquired substantially all of the assets of Galaxy Aerospace Company LP. This acquisition broadened the Gulfstream product line with the mid-size Gulfstream 100 and the super mid-size Gulfstream 200 – creating market-entry, add-on and move-up opportunities for a wider range of customers. In late July, the company acquired Spain’s leading defense manufacturer, Empresa Nacional Santa Bárbara de Industrias Militares, S.A., of Madrid, Spain, and Santa Bárbara Blindados, S.A., of Seville. The new combined entity, renamed Santa Bárbara Sistemas, S.A., produces combat vehicles and munitions and is expected to enhance the company’s export abilities into Europe, North Africa and South America. Also, at the end of September, the company acquired Integrated Information Systems Group from Motorola, Inc. Renamed Decision Systems, this business provides technologies, products and systems that strengthen the company’s position in what management believes to be rapidly growing information assurance, communications and situational awareness markets here and abroad.

     The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems, and Aerospace. The company also owns certain commercial operations, which are identified for reporting purposes as Other. Information on revenues, operating profit and identifiable assets attributable to each of the company’s reportable business groups is included in Note S to the Consolidated Financial Statements on page 46 of the 2001 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference. A description of the company’s products and services by business group, competition and other related information is provided below.

Industry Overview

     The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations, and a diverse base of corporate and industrial buyers. Historically, a significant portion of the company’s sales has been to the U.S. government and its agencies. As a result, funding for the company’s products and services is generally linked to trends in U.S. and international defense spending.

     Following a period of budget decreases in the post-Cold War era, the U.S. defense budget, as appropriated by Congress, has increased in recent years. The Bush Administration submitted to Congress a $328 billion fiscal 2002 defense budget that reflected an 11 percent increase over the fiscal 2001 defense budget submitted by the Clinton Administration, representing the first double-digit increase since Operation Desert Storm. The 2003 U.S. defense budget proposal President Bush sent to Congress calls for increased procurement spending of $68.7 billion in 2003, reaching $98.9 billion by 2007. The company expects that the U.S. defense budgets for research, development, test and evaluation, and procurement, both of which fund the company’s programs, will grow proportionately with the overall level of defense spending. While the ultimate distribution of the defense budget remains uncertain, the company believes it is well positioned to benefit from the increase in defense spending.

     The company expects to see long-term growth in the business aviation sector as well. The addition of the mid- and super mid-size aircraft should allow the company to increase its sales in the business aviation market. The company also expects to increase its penetration of the special mission aircraft markets for U.S. and international defense forces. The future success of the company’s commercial aircraft business is dependent on a number of factors, some of which are beyond the company’s control. These factors include general economic conditions, price and demand pressures in the market, the company’s ability to continue to achieve efficiencies necessary to realize expected margins, and the company’s ability to meet planned timetables for the development, certification and delivery of new product offerings.

Products and Services

INFORMATION SYSTEMS AND TECHNOLOGY

     The Information Systems and Technology group provides defense and commercial customers with infrastructure and systems integration skills required to process, communicate and manage information effectively. The group has market-leading positions in the design, deployment and maintenance of wireline and wireless voice and data networks; C4ISR systems; telecommunications system security; encryption; fiber optics; and lifecycle management and support. The group’s collective expertise in systems design and in key platform subsystems helps the company’s Combat Systems, Marine Systems and Aerospace business groups to improve their products while maintaining a prime systems integration role.

     Net sales for the Information Systems and Technology group as a percentage of the company’s consolidated net sales were 23 percent in both 2001 and 2000 and 16 percent in 1999. Net sales (in millions) for the group were $2,800, $2,388 and $1,422, in 2001, 2000 and 1999, respectively.

     The company’s Canadian and U.K. domiciled operations are part of this business group. In 2001, the U.K. operation commenced work on the BOWMAN contract, a $2.4 billion program to design and implement a secure digital voice and data communications system for the U.K. armed forces.

     The Information Systems and Technology group is pursuing new opportunities in networks and C4ISR systems for defense customers, as well as selected opportunities in the international and commercial markets.

COMBAT SYSTEMS

     The Combat Systems group provides systems integration, design, development, production and support for armored vehicles, armaments, munitions and components. Its product lines include a full spectrum of armored vehicles; unmanned systems; suspensions, engines and transmissions; medium-caliber guns; ammunition handling systems, turrets and turret drive systems; medium- and large-caliber ammunition; missile components and propellants; space propulsion systems and reactive armor.

     Net sales for the Combat Systems group were 18 percent, 12 percent and 14 percent of the company’s consolidated net sales for 2001, 2000 and 1999, respectively. Net sales (in millions) by major products and services were as follows:

	Year Ended December 31

	2001	2000	1999

Armored vehicles and related services	$1,169	$783	$929
Armament and munitions	1,041	490	361

	$2,210	$1,273	$1,290

Armored vehicles and related services

     The company designs and manufactures the M1 Series Abrams Main Battle Tank for the U.S. Army and various foreign governments. The company also performs engineering and upgrade work, and provides support for existing armored vehicles. The company recently completed a five-year multiyear contract with the Army under which 580 tanks were upgraded from the M1 to the M1A2 and M1A2 System Enhancement Package (SEP) configurations. The company is currently in production on a follow-on contract to upgrade an additional 307 tanks to the M1A2 SEP configuration. As of December 31, 2001, 265 tanks remain to be upgraded, with deliveries scheduled through 2004.

     The company is under contract with the Marine Corps for the systems development and demonstration phase of the Advanced Amphibious Assault Vehicle (AAAV). Under this phase, the company expects to complete the design and development of the AAAV, manufacture 10 new prototypes, refurbish three early development prototypes and prepare for the production phase of the program.

     The company and General Motors Canada Ltd. have entered into a joint venture to equip the U.S. Army’s Brigade Combat Teams with an eight-wheeled armored vehicle called the Stryker. Pursuant to the joint venture, the company will share in the development, testing, evaluation and production of 2,131 vehicles.

     In Spain, the company is under contracts to provide to the Spanish army 235 Leopard main battle tanks, built under license from a German company, and 48 Pizarro tracked infantry fighting vehicles.

Armament and munitions

     The company provides a total range of armament system capabilities including design, development, production and lifecycle management. Products include medium- and large-caliber ammunition, propellants, armament and satellite propulsion products. The company provides systems management and has produced over 300,000 rockets, warheads and motors for the Army’s 2.75-inch Hydra 70 rocket system. Also, the company manufactures single- and multi-barrel medium-caliber gun systems, individual- and crew-served weapons, and reactive armor tiles for the Bradley Fighting Vehicle.

MARINE SYSTEMS

     The Marine Systems group provides the U.S. Navy with combat vessels, including nuclear submarines, surface combatants and auxiliary ships. The group also provides ship management services for the U.S. government and builds commercial ships.

     Net sales for the Marine Systems group were 30 percent, 33 percent and 34 percent of the company’s consolidated net sales for 2001, 2000 and 1999, respectively. Net sales (in millions) by major products and services were as follows:

	Year Ended December 31

	2001	2000	1999

Nuclear submarines and related
services	$1,964	$1,831	$1,460
Surface combatants	940	930	1,021
Auxiliary and commercial ships	708	652	607

	$3,612	$3,413	$3,088

Nuclear submarines and related services

     The company designs, builds and supports nuclear submarines for the Navy. The company has construction contracts for the first four ships of the Virginia-class submarine and the third of three Seawolf-class attack submarines. Construction work on the Virginia-class submarine is shared equally with Newport News Shipbuilding Inc.

     In addition to nuclear submarine design and construction, the company performs a broad range of engineering work, including advanced research and technology development, systems and component design evaluation, prototype development and logistics support for the operating fleet. The company also serves as ship integrator for certain components and subassemblies of the submarines, such as electronic equipment.

     The company will also have design, engineering and construction management responsibilities for the conversion of fourTrident-class SSBN submarines to cruise missile SSGNs. As SSGNs, these submarines will be delivery platforms for cruise missiles, special operations forces and advanced payloads and sensors.

Surface combatants

     The company has been awarded contracts to date for the construction of 27 Arleigh Burke-class destroyers (DDG-51) and plays a lead role in providing design, engineering and ongoing lifecycle support services for these ships. The company is also a member of a three-contractor team that was awarded a contract to design and build the Navy’s new San Antonio-class of amphibious assault ships. The company has a contract for the construction of the third ship of the class, the LPD-19.

     During the fourth quarter of 2001, the Navy canceled its DD-21 program and transferred its investment in technology development to DD(X), the next generation family of combatants. In February 2002, a team led by the company, formerly the prime contractor for the design phase of the previous DD-21 program, submitted a proposal for the DD(X). It is anticipated that a design will be selected and an award made for the research and design work on the DD(X) in the spring of 2002.

Auxiliary and commercial ships

     The company designs, builds and repairs ships for the Navy and commercial customers. The company has been awarded contracts to date for the design and construction of eight strategic sealift ships and two dry-cargo combat logistics ships for the Navy. Contracts with commercial customers include the construction of two cargo ships and four double-hull crude oil tankers. The company also manages 23 ready-reserve, fast sealift and prepositioning ships for the U.S. government.

AEROSPACE

     The Aerospace group designs, develops, manufactures, markets, and provides maintenance and support services for technologically advanced business jet aircraft. The group also supplies special mission aircraft to governments. Gulfstream has delivered more than 1,300 aircraft for customers around the world and offers a range of aircraft products and services, including the Gulfstream IV-SP, the Gulfstream V and the Gulfstream V-SP. Certification and initial customer deliveries of the Gulfstream V-SP are expected in the fourth quarter of 2002. The mid-size Gulfstream 100 and super mid-size Gulfstream 200 were added to the group’s offering with its acquisition of the assets of Galaxy Aerospace Company LP in June 2001.

     Net sales for the Aerospace group were 27 percent, 29 percent and 32 percent of the company’s consolidated net sales for 2001, 2000 and 1999, respectively. Net sales (in millions) by major products and services were as follows:

	Year Ended December 31

	2001	2000	1999

New aircraft	$2,694	$2,353	$2,251
Aircraft services and pre-owned aircraft	571	676	658

	$3,265	$3,029	$2,909

New aircraft

     Aerospace’s products include the Gulfstream IV-SP, which serves the large-cabin business jet aircraft market and the Gulfstream V, which serves the ultra-long range market. The company believes the Gulfstream IV-SP and Gulfstream V offer the best combination of large cabin size, fast cruising speed and technologically advanced avionics of any large business jet aircraft in both the long and ultra-long range market segments. The Gulfstream V-SP, which will also serve the ultra-long range market, will offer increased range, increased mission flexibility for both ultra-long range and high-speed long-range flights, reduced takeoff field length, and increased cabin and baggage space.

     In 2001, the Aerospace group introduced the mid-size Gulfstream 100 and the super mid-size Gulfstream 200. These two aircraft models have expanded the company’s product offering so that it now includes a broad range of aircraft priced from $12 million to $46 million.

Aircraft services and pre-owned aircraft

     The Aerospace group also provides worldwide aircraft maintenance services and technical support for both Gulfstream and other business aircraft. The company provides an integrated network of company-owned service centers, authorized third-party service providers, worldwide parts depots, worldwide service representatives and 24 hour-a-day technical/aircraft on-the-ground support.

     The Aerospace group routinely accepts pre-owned aircraft in trade to facilitate the sale of new Gulfstream aircraft. These aircraft are then resold by the company in the pre-owned market.

OTHER

     The company’s Other businesses consist of a coal mining operation, an aggregates operation and a leasing operation for liquefied natural gas tankers. Net sales for these businesses represented approximately two percent of the company’s consolidated net sales in each of the last three years. Net sales (in millions) were $276, $253 and $250, in 2001, 2000 and 1999, respectively.

Competition

     Virtually all of the products produced and sold by the company are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. Additionally, the product and program needs of the company’s government and commercial customers regularly change and evolve. The company’s ability to successfully compete is highly dependent on the technical excellence and reliability of the company’s products and services, its reputation for integrating complex systems, the ability of the company’s leadership team to successfully manage the company’s businesses and respond to the changing needs of the company’s customers, and the cost competitiveness of the company’s products and services.

DEFENSE CONTRACTS

     U.S. and global defense industry consolidation continues to intensify competition as the number of defense contractors decreases. As a result of this consolidation, the company frequently is a partner with, or subcontractor to, a defense supplier on one project, while simultaneously competing against that contractor for another award. These strategic partnerships and relationships improve the company’s ability to obtain new business, but also make it crucial for the company to differentiate itself from its competitors.

BUSINESS AIRCRAFT

     The business aircraft market is generally divided into segments based on the cabin size and range of the aircraft. Aerospace offers its aircraft products in the mid-size, the super mid-size and the long and ultra-long range large-cabin segments. The Gulfstream IV-SP competes in the large-cabin business aircraft market segment with the Dassault Falcon 900C and 900EX. The Gulfstream V and Gulfstream V-SP compete in the ultra-long range business aircraft market segment against the Bombardier Global Express. Two competitors announced new products during 2001 that will compete with the Gulfstream IV-SP and Gulfstream V. The Bombardier Global 5000 has an expected market introduction in 2004, and the Dassault Falcon 7X is expected to be introduced in 2006.

     One of the company’s newest aircraft products, the Gulfstream 100, competes in the mid-cabin market segment against the Raytheon Hawker 800XP aircraft and the Bombardier LearJet 60 aircraft. The Gulfstream 100 has the fastest speed and longest range as compared to these two competitive aircraft. The Gulfstream 200 competes in a new market segment — the super mid-cabin market. The Gulfstream 200 was introduced in the market in late 1999, two years ahead of two new competitive products – Bombardier’s Continental due for customer delivery in 2002 and Raytheon’s Hawker Horizon due for customer delivery in 2003.

     The company believes that it competes favorably in its markets on the basis of the performance characteristics of its aircraft, the quality and timeliness of the service it provides, as well as its innovative marketing programs. In addition, the company was able to certify the Gulfstream V significantly in advance of its competition and has maintained a substantial market lead. The company believes that the introduction of the second generation of the ultra-long range business jet, the Gulfstream V-SP, will enable the company to maintain or increase its position in this important market segment. Further, the company believes its aircrafts’ operating costs are comparable to or lower than those of its competitors and that its products are competitively priced.

Customers

     Historically, the majority of the company’s sales were to the U.S. government and its agencies. In 2001, 60 percent of the company’s net sales were to the U.S. government, either as a prime contractor or as a subcontractor; 30 percent of the company’s net sales were to U.S. commercial customers and six percent to international commercial customers; and the remaining four percent were directly to international defense customers.

U.S. GOVERNMENT

     Net sales to the U.S. government include Foreign Military Sales (FMS), which are sales to foreign governments through the U.S. government, whereby the company contracts with and receives payment from the U.S. government and the U.S. government assumes the risk of collection from the customer. U.S. government sales (in millions) were as follows:

	Year Ended December 31

	2001	2000	1999

Domestic	$7,138	$6,056	$5,104
FMS	181	124	99

Total U.S. government	$7,319	$6,180	$5,203

Percent of net sales	60%	60%	58%

     The company’s U.S. government products and programs must compete with the products and programs of other defense contractors. The funding of government programs is dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in government policies resulting from various military and political developments. In addition, funding for defense programs competes with nondefense spending of the U.S. government. A shift in government defense spending to other programs in which the company is not involved or a reduction in defense spending generally could negatively impact the company’s revenues and earnings.

     The company acts as a prime contractor or subcontractor for many different government programs. U.S. government defense contracts typically involve long lead times for design and development, and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenues attributable to that program.

     The company’s U.S. government business is performed under both cost-reimbursement (sometimes referred to as “cost-type”) and fixed-price contracts. Contracts for research, engineering, prototypes, repair and maintenance are often cost-reimbursement arrangements, under which the customer reimburses the company for allowable costs and pays a predetermined fee. A large percentage of the company’s production contracts are fixed-price arrangements, pursuant to which the company agrees to perform a specific scope of work for a fixed amount. For the year ended December 31, 2001, cost-type and fixed-price contracts accounted for approximately 42 percent and 58 percent, respectively, of the company’s defense business.

     Cost-reimbursement and fixed-price contracts present their own advantages and disadvantages for the company. Cost-type arrangements generally involve lower risk for the company, and sometimes involve fee schedules that allow the company to obtain increased payments for satisfying certain performance criteria. However, not all of the company’s costs are recoverable under these types of contracts, and the government typically has the right to object to the company’s costs as not allowable or unreasonable, which can increase the company’s risk. Fixed-price arrangements generally provide the company with greater profit potential if it can complete the work for less than the contract amount. However, fixed-price contracts also expose the company to increased risk of potential cost overruns.

U.S. COMMERCIAL

     Commercial sales (in millions) to domestic customers were $3,664, $3,209 and $2,790 in 2001, 2000 and 1999, respectively. The majority of the company’s commercial sales were for Gulfstream aircraft to national and multinational corporations. The aircraft are operated by customers in a wide spectrum of industries and customer groups including: pharmaceuticals, consumer goods, high technology, energy, industrial manufacturing, finance, insurance, real estate, mining, transportation, communications, public utilities and the retail trade, as well as individuals.

     The company has an agreement with an unaffiliated customer who purchases aircraft from the company for use in its fractional ownership program, Executive Jet International (Executive Jet), a unit of Berkshire Hathaway and the leader in the fractional market. Sales to Executive Jet were approximately nine percent of Aerospace sales in both 2001 and 2000 and approximately eight percent of Aerospace sales in 1999.

INTERNATIONAL

     Direct international sales (in millions) to both defense and commercial customers were $1,180, $967 and $966 in 2001, 2000 and 1999, respectively. These sales represented approximately ten percent of the company’s consolidated net sales in each of the past three years. International defense sales were derived primarily from the company’s international operations; international commercial sales were related primarily to the export of business aircraft. The company owns operations located in Canada, the U.K. and Spain. For the year ended December 31, 2001, sales and operating earnings from international operations were three percent and one percent of consolidated sales and operating earnings, respectively. Identifiable assets of operations domiciled outside the U.S. were seven percent, four percent and six percent of total identifiable assets at December 31, 2001, 2000 and 1999, respectively. At December 31, 2001, these assets consisted primarily of cash and intangible assets, including goodwill.

     For information regarding sales by geographic region, see Note S to the Consolidated Financial Statements on page 46 of the 2001 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

Supplies

     The company is dependent upon suppliers and subcontractors for raw materials and a large number of components used in the production of its products. Fuel or material shortages could adversely impact the company’s suppliers, thus impairing their ability to honor their contractual commitments with the company. Although, in some cases, the company is dependent on one or a few sources, the company has not experienced difficulty in obtaining the resources necessary for its business operations.

Research and Development

     The company’s defense and business aviation operations conduct independent research and development activities, which include bid and proposal work. The company’s defense businesses conduct research and development activities under U.S. government contracts. These research efforts have been and continue to be concerned with developing products for large systems development programs and performing work under research and development technology contracts.

     Research and development activities of the company’s defense businesses represented the majority of company-sponsored expenditures in each of the past three years. A significant portion of these expenditures is recovered through overhead charges pursuant to U.S. government contracts. Research and development activities of the Aerospace group are internally funded product enhancement and product development programs for Gulfstream aircraft.

     Research and development expenditures (in millions) were as follows:

	Year Ended December 31

	2001	2000	1999

Company-sponsored	$203	$143	$103
Customer-sponsored	83	87	116

	$286	$230	$219

Backlog

     Summary backlog information (in millions) for each business group is as follows:

	December 31
							2001 Total
	2001			2000			Backlog Not
							Expected to Be
	Funded	Unfunded	Total	Funded	Unfunded	Total	Filled in 2002

Information Systems & Technology	$4,745	$226	$4,971	$1,845	$97	$1,942	$2,860
Combat Systems	3,434	1,760	5,194	1,597	176	1,773	2,610
Marine Systems	6,702	3,358	10,060	7,247	3,964	11,211	7,588
Aerospace	4,198	2,075	6,273	3,336	1,034	4,370	3,645
Other	305	29	334	417	29	446	211

	$19,384	$7,448	$26,832	$14,442	$5,300	$19,742	$16,914

     For further discussion of backlog, see Management’s Discussion and Analysis of the Results of Operations and Financial Condition on pages 15 through 27 of the 2001 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

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

AEROSPACE

     Aerospace funded backlog represents orders for which the company has entered into definitive purchase contracts and has received non-refundable deposits from the customers. Unfunded aircraft backlog includes options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

     Forty-eight percent of Aerospace funded backlog is with commercial customers other than Executive Jet. Backlog with Executive Jet represents 43 percent of Aerospace funded backlog. The remaining nine percent of Aerospace funded backlog is with government customers. Executive Jet represents the majority of Aerospace unfunded backlog. Following UAL Corporation’s announcement on March 22, 2002 that it was closing its Avolar subsidiary, which was to engage in a fractional ownership program, the company terminated its agreements with Avolar, which previously represented $2.5 billion of total backlog. Prior to the termination of the Avolar agreements, contracts with Avolar represented approximately $800 million of firm contracts backlog for 36 aircraft. The company believes that it will be able to re-market the aircraft previously under contract to Avolar.

Regulatory Matters

U.S. GOVERNMENT DEFENSE CONTRACTS

     In 2001, 60 percent of the company’s net sales were to the U.S. government, either as a prime contractor or as a subcontractor. Generally, government contracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, at the government’s convenience or for default. If a contract is terminated at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts which are terminated for default generally provide that the government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages. Since the majority of the company’s revenues are dependent on the procurement, performance and payment under the company’s U.S. government contracts, the termination of one or more critical government contracts could have a negative impact on the company’s results of operations and financial condition.

     The company’s government businesses are also subject to specific procurement regulations. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time.

BUSINESS AIRCRAFT

     The Aerospace group is subject to regulation by the Federal Aviation Administration in the U.S. and other similar aviation regulatory authorities throughout the world. For an aircraft to be manufactured and sold, the model must have received a Type Certificate from the appropriate aviation authority, and each individual aircraft must have also received a Certificate of Airworthiness. Maintenance facilities are also required to be licensed by aviation authorities. Aviation authorities have the power to require changes to aircraft if deemed necessary for safety purposes.

ENVIRONMENTAL

     The company’s operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. The company continually assesses its compliance status and management of other environmental matters. The company believes that its operations are in substantial compliance with all applicable environmental laws and regulations.

     Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of the company’s operations. These costs are not significant relative to total operating costs or cash flows and often are allowable costs under the company’s contracts with the U.S. government. These costs have not been material in the past and, based on information presently available to the company and on U.S. government policies relating to allowable costs in effect at this time, all of which are subject to change, the company does not expect continued compliance to have a material impact on the company’s results of operations or financial condition.

     Under existing U.S. environmental laws, “Potentially Responsible Parties” (PRP) are jointly and severally liable, and therefore the company is potentially liable to the government or third parties for the full cost of remediating contamination at the company’s facilities or former facilities or at third-party sites where the company has been designated a PRP by the EPA or a state environmental agency. In the unlikely event that the company is required to fully fund the remediation of a site, the statutory framework would allow the company to pursue rights to contribution from other PRPs. Additional information relating to the impact of environmental controls is included in Item 3, “Legal Proceedings — Environmental” on page 17 of this Annual Report on Form 10-K.

Intellectual Property

     The company is an established leader in the development of innovative products, manufacturing technologies and systems integration practices. In addition to owning a large portfolio of proprietary intellectual property, the company also licenses certain intellectual property rights of third parties, including the U.S. government. Additionally, in many cases, the U.S. government licenses the company’s patents, pursuant to which the government may use or authorize others to use the inventions covered by the patents. Although these intellectual property rights are important to the operation of the company’s business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would, in the opinion of management, have a material impact on the company’s business.

Employees

     As of December 31, 2001, the company had approximately 51,700 employees, of whom 32 percent were covered by collective bargaining agreements with various unions, the most significant of which are the International Association of Machinists and Aerospace Workers, the Marine Draftsmen’s Association, the Metal Trades Council of New London, Connecticut, and the United Auto Workers Union. Agreements covering approximately three percent of total employees are due to expire during 2002.

Executive Officers Of The Registrant

     All executive officers of the company are elected annually. No executive officer of the company was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions held for the last five years of the company’s executive officers as of March 7, 2002 were as follows:

Name, Position and Office	Age

David D. Baier — Vice President Taxes since August 1995	47
G. Kent Bankus — Vice President Government Relations since April 1993	59
W. W. Boisture, Jr. — Executive Vice President and Group Executive, Aerospace since July 1999; President and Chief Operating Officer, Gulfstream Aerospace Corporation since December 1998; Executive Vice President, Gulfstream Aerospace Corporation February 1994 — December 1998	57
Allan C. Cameron — Vice President of the company and President of Bath Iron Works since March 1996	56
Nicholas D. Chabraja — Chairman of the Board of Directors of the company and Chief Executive Officer since June 1997; Vice Chairman December 1996 — May 1997	59
Michael E. Chandler — Vice President of the company and President of General Dynamics Network Systems since August 2001; Vice President of the company and President of General Dynamics Worldwide Telecommunication Systems February 2000 — August 2001; President of General Dynamics Worldwide Telecommunication Systems September 1999 — February 2000; Vice President and General Manager, GTE Government Systems Worldwide Telecommunication Systems Division November 1997 — September 1999; Vice President and General Manager, GTE Government Systems Electronic Systems Division October 1995 — November 1997	57
Kenneth C. Dahlberg — Executive Vice President and Group Executive, Information Systems and Technology since March 2001; Executive Vice President for Business Development and President, Raytheon International January 2000 — March 2001; President and Chief Operating Officer, Raytheon Systems Company December 1997 — December 1999; President, Weapons Systems Segment, Hughes Aircraft Company September 1994 — December 1997	57
Gerard J. DeMuro — Vice President of the company and President of General Dynamics C4 Systems since August 2001; Vice President of the company and President of General Dynamics Communication Systems February 2000 — August 2001; President of General Dynamics Communication Systems September 1999 — February 2000; Vice President and General Manager, GTE Government Systems Communication Systems Division October 1997 — September 1999; Vice President and General Manager — MSE/TRITAC GTE Government Systems—Communication Systems Division October 1994 — October 1997	46
Larry R. Flynn — Vice President of the company and President of General Dynamics Aviation Services since October 2001; President, General Dynamics Aviation Services and Senior Vice President of Aircraft Services at Gulfstream Aerospace Corporation February 2001 – October 2001; Senior Vice President of Aircraft Services at Gulfstream Aerospace Corporation December 1998 – February 2001; Vice President, Service and Product Support at Gulfstream Aerospace Corporation June 1995 – December 1998	50
David H. Fogg — Vice President and Treasurer since March 1998; Staff Vice President and Treasurer November 1994 — March 1998	46
Mark A. Fried — Vice President of the company and President of General Dynamics Decision Systems since October 2001; Vice President and General Manager of the Integrated Information Systems Group division of Motorola, Inc. January 1997 – October 2001	55

Name, Position and Office	Age

Charles M. Hall — Vice President of the company and President of General Dynamics Land Systems since September 1999; Vice President, Production and Delivery, General Dynamics Land Systems March 1997 — September 1999; Vice President and General Manager, Domestic Operations, General Dynamics Land Systems January 1994 — March 1997	50
David K. Heebner — Vice President Strategic Planning since January 2000; Lieutenant General and Assistant Vice Chief of Staff , U.S. Army, July 1997 — November 1999; Director of Program Analysis and Evaluation, Office of the Chief of Staff, U.S. Army, August 1994 — July 1997	57
Preston A. Henne — Vice President of the company and Senior Vice President of Programs at Gulfstream Aerospace Corporation since October 2001; Senior Vice President of Programs at Gulfstream Aerospace Corporation September 1994 — October 2001	54
Kenneth A. Hill — Vice President Information Technology since April 1997; Staff Vice President Personnel Relations November 1994 — April 1997	52
Linda P. Hudson — Vice President of the company and President of General Dynamics Armament Systems since May 1999; Staff Vice President Business Development August 1997 — May 1999; President, Ordnance Systems January 1997 — August 1997	51
Joseph T. Lombardo — Vice President of the company and Senior Vice President of Operations at Gulfstream Aerospace Corporation since October 2001; Senior Vice President of Operations at Gulfstream Aerospace Corporation December 1998 — October 2001;Vice President of Co-Production at Gulfstream Aerospace Corporation June 1996 — December 1998	54
Michael J. Mancuso — Senior Vice President and Chief Financial Officer since March 1997; Vice President and Chief Financial Officer November 1994 — March 1997	59
Walter M. Oliver — Senior Vice President Human Resources and Administration since March 2002; Vice President Human Resources and Administration January 2001— March 2002; Senior Vice President Human Resources, Ameritech Corp., April 1994 — December 2000	56
Kendell M. Pease — Vice President Communications since May 1998; Rear Admiral and Chief Information Officer, U.S. Navy, August 1992 — May 1998	56

David A. Savner — Senior Vice President and General Counsel, Secretary since May 1999; Senior Vice President — Law and Secretary April 1998 — May 1999; Senior Partner of Jenner & Block, LLC May 1987 — April 1998	57
William O. Schmieder — Vice President International since March 2001; Staff Vice President International January 2000 — March 2001; Vice President Business Development, Lockheed Martin Electronics & Missiles June 1997— December 1999; Vice President Programs, Lockheed Martin Corporation August 1994 — June 1997	54
Daniel P. Schmutte — Vice President of the company since February 1997 (to retire effective March 31, 2002); Vice President Operations August 1995 — February 1997	50
John W. Schwartz — Vice President and Controller since March 1998; Staff Vice President and Controller November 1994 — March 1998	45

Name, Position and Office	Age

John F. Stewart — Vice President of the company and President of General Dynamics Advanced Information Systems since August 2001; Vice President of the company and President of General Dynamics Electronic Systems February 2000 — August 2001; President of General Dynamics Electronic Systems September 1999 — February 2000; Vice President and General Manager, GTE Government Systems, Electronic Systems Division November 1997 — September 1999; Vice President and General Manager, GTE Government Systems, Information Operations December 1995 — November 1997	61
Michael W. Toner — Vice President of the company and President of Electric Boat Corporation since January 2000; Senior Vice President Electric Boat Corporation June 1998 — January 2000; Vice President, Innovation Electric Boat Corporation October 1995 — June 1998	58
Arthur J. Veitch — Executive Vice President and Group Executive, Combat Systems since March 2002; Senior Vice President and Group Executive, Combat Systems September 1999 — March 2002; Vice President of the company and President of General Dynamics Land Systems February 1997 — September 1999; Vice President of the company and Senior Operating Officer of General Dynamics Land Systems August 1995 — February 1997	56
Richard H. Vortmann — Vice President of the company and President of National Steel and Shipbuilding Company since February 1999; President, Chief Executive Officer and Chairman of the Board of National Steel and Shipbuilding Company April 1989 — February 1999	57
Joseph K. Walker — Vice President of the company and Senior Vice President of Sales and Marketing at Gulfstream Aerospace Corporation since October 2001; Senior Vice President of Worldwide Sales at Gulfstream Aerospace Corporation May 2001 — October 2001; Senior Vice President of Sales and Marketing at Gulfstream Aerospace Corporation December 1998 — May 2001; Vice President of International Sales at Gulfstream Aerospace Corporation October 1997 — December 1998; Vice President of North American Sales at Gulfstream Aerospace Corporation March 1995 — October 1997	48
Michael S. Wilson — Vice President of the company and President of General Dynamics Ordnance and Tactical Systems since October 2001; President of General Dynamics Ordnance and Tactical Systems January 2001 — October 2001; President of Ordnance and Tactical Systems division of Primex Corporation January 1997 — January 2001	55
John K. Welch — Executive Vice President and Group Executive, Marine Systems since March 2002; Senior Vice President and Group Executive, Marine Systems January 2000 — March 2002; Vice President of the company and President of Electric Boat Corporation October 1995 — January 2000	51

ITEM 2. PROPERTIES

     Principal Business Groups. A summary of floor space (square feet in millions) at the main facilities of the Information Systems and Technology, Combat Systems, Marine Systems and Aerospace business groups follows:

	Company		Government
	Owned	Leased	Owned
	Facilities	Facilities	Facilities	Total

Information Systems and Technology:
General Dynamics Advanced Information Systems
Pittsfield, MA (Labs)			0.9	0.9
Bloomington, MN (Office)		0.5		0.5
Greensboro, NC (Factory/Office)	0.1	0.3		0.4
Mountain View, CA (Office/Factory)	0.2	0.1		0.3
Annapolis Junction, MD (Office/Lab)		0.1	0.1	0.2
General Dynamics C4 Systems
Taunton, MA (Office/Factory)	0.1	0.4		0.5
Needham, MA (Office/Lab)	0.4			0.4
Ottawa, Ontario (Office/Plant)	0.2	0.1		0.3
Calgary, Alberta (Office)		0.2		0.2
General Dynamics Decision Systems
Scottsdale, AZ (Office/Lab/Factory/Warehouse)	1.5			1.5
General Dynamics Network Systems
Needham, MA (Office/Lab)	0.1			0.1
General Dynamics United Kingdom Limited
South Wales, U.K. (Office)	0.1			0.1
East Sussex, U.K. (Office)	0.1			0.1

Total Information Systems and Technology	2.8	1.7	1.0	5.5

Combat Systems:
General Dynamics Armament Systems
Saco, ME (Plant/Office)	0.5			0.5
Camden, AK (Plant/Office)	0.1	0.3		0.4
Burlington, VT (Plant/Office)		0.3		0.3
General Dynamics Land Systems
Lima, OH (Plant)			1.6	1.6
Muskegon, MI (Plant)	1.0	0.1		1.1
Sterling Heights, MI (Office/Warehouse)	0.6			0.6
Scranton, PA (Plant)		0.3		0.3
Woodbridge, VA (Office)	0.1			0.1
Tallahassee, FL (Plant/Office)		0.1		0.1
Anniston, AL (Plant/Warehouse)			0.1	0.1
Imperial, CA (Plant/Warehouse)		0.1		0.1
Westminster, MD (Plant/Office)		0.1		0.1
General Dynamics Ordnance and Tactical Systems
Marion, IL (Plant/Office)		0.8		0.8
Red Lion, PA (Plant/Office)	0.3			0.3
St. Marks, FL (Plant/Office)	0.3			0.3
Redmond, WA (Plant/Office)	0.2			0.2
St. Petersburg, FL (Office)		0.1		0.1
Anniston, AL (Plant/Office)		0.1		0.1

	Company		Government
	Owned	Leased	Owned
	Facilities	Facilities	Facilities	Total

Combat Systems:
Santa Bárbara Sistemas, S.A.
Trubia, Spain (Plant)			1.0	1.0
Murcia, Spain (Plant)			1.0	1.0
Palencia, Spain (Plant)			0.9	0.9
Granada, Spain (Plant)			0.7	0.7
Oviedo, Spain (Plant)			0.5	0.5
Sevilla, Spain (Office/Plant)			0.4	0.4
La Coruña, Spain (Plant)			0.2	0.2

Total Combat Systems	3.1	2.3	6.4	11.8

Marine Systems:
Bath Iron Works Corporation
Bath, ME (Shipyard)	1.1			1.1
Electric Boat Corporation
Groton, CT (Shipyard)	2.8	0.1		2.9
Quonset Point, RI (Plant/Warehouse)	0.4	1.1		1.5
National Steel and Shipbuilding Company
San Diego, CA (Shipyard)	0.2	6.0		6.2

Total Marine Systems	4.5	7.2	0.0	11.7

Aerospace:
Gulfstream Aerospace Corporation
Savannah, GA (Factory/Office)	1.4	0.1		1.5
Long Beach, CA (Service/Completion Center)	0.3	0.1		0.4
Dallas, TX (Service/Completion Center)	0.2	0.2		0.4
Oklahoma City, OK (Factory)*		0.4		0.4
Mexicali, Mexico (Factory)		0.2		0.2
Fort Worth, TX (Completion Center)		0.2		0.2
Appleton, WI (Service/Completion Center)	0.1			0.1
Brunswick, GA (Service/Completion Center)		0.1		0.1
General Dynamics Aviation Services
Westfield, MA (Service Center)	0.1			0.1
Minneapolis, MN (Service Center)		0.1		0.1
West Palm Beach, FL (Service Center)		0.1		0.1
Las Vegas, NV (Service Center)		0.1		0.1

Total Aerospace	2.1	1.6	0.0	3.7

*	In February 2002, the company announced that it expects to close its Oklahoma City, OK facility before year-end 2002.

     Other Properties. Freeman Energy operates two underground coal mines and one surface coal mine in Illinois. Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output. Material Service operates several stone quarries, as well as sand and gravel pits and yards in the Chicago, Illinois and Indiana areas for its aggregates business.

     The company owns approximately 260 acres of property in Rancho Cucamonga, California, of which approximately 93 acres is undeveloped.

     General.The company believes that its main facilities are adequate for the present needs of the company and its subsidiaries and, as supplemented by planned improvements and construction, are expected to remain adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

     The company is subject to litigation and other legal proceedings arising out of the ordinary course of its business or arising under provisions relating to the protection of the environment.

     The company is primarily engaged in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government investigate whether the company’s operations are being conducted in accordance with these requirements. The company does not believe that the outcome of any such government investigations will have a material impact on the company’s results of operations or financial condition.

Termination of A-12 Program

     In January 1991, the Navy terminated the company’s A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s new carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas, now owned by the Boeing Company, (the contractors) were parties to the contract with the Navy, each had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1,352 million in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors’ challenge to the termination for default, or a negotiated settlement.

     The contractors filed a complaint on June 7, 1991, in the U.S. Court of Federal Claims contesting the default termination. In December 1994, the court issued an order vacating the termination for default. On December 19, 1995, following further proceedings, the court issued an order converting the termination for default to a termination for convenience. On March 31, 1998, a final judgment was entered in favor of the contractors for $1.2 billion plus interest.

     On July 1, 1999, the Court of Appeals found that the Trial Court erred in converting the termination for default to a termination for convenience without first determining whether a default existed. The Court of Appeals remanded the case for determination of whether the government’s default termination was justified. On August 31, 2001, following the trial on remand, the Trial Court issued an opinion upholding the default termination of the A-12 contract. In its opinion, the Trial Court rejected all of the government’s arguments to sustain the default termination except for one, schedule. With respect to the government’s schedule arguments, the Trial Court held that the schedule the government unilaterally imposed was reasonable and enforceable, and that the government had not waived that schedule. On the sole ground that the contractors were not going to deliver the first aircraft on the date provided in the unilateral schedule, the Trial Court upheld the default termination and entered judgment for the government.

     The contractors filed post-trial motions seeking reconsideration by the Trial Court of its opinion and judgment. On October 4, 2001, the Trial Court denied the contractors’ post-trial motions. On November 30, 2001, the company filed its notice of appeal.

     The company continues to believe strongly in the merits of its case. The company believes that in concluding to the contrary on remand, the Trial Court applied incorrect legal standards and otherwise erred as a matter of law. The company believes that it has substantial arguments on appeal to persuade the Court of Appeals to reverse the Trial Court’s judgment. The contractors have asked the Navy to confirm the deferral of payment through the pendency of the appeal. The contractors and the Navy have not yet reached an agreement with respect to this request.

     If, contrary to the company’s expectations, the default termination is sustained on appeal, the contractors could be required to repay the government as much as $1,352 million for progress payments received for the A-12 contract plus interest (approximately $970 million at December 31, 2001). In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, $625 million after-tax to be taken as a charge against discontinued operations. The company has sufficient resources to pay such an obligation if required.

False Claims Act

     On May 7, 1999, a whistleblower suit was filed under seal against the company in the United States Bankruptcy Court for the District of South Carolina. The plaintiff alleges that the company violated the False Claims Act by omitting certain facts when it testified before Congress in 1995 concerning funding for the third Seawolf-attack submarine. The plaintiff seeks damages in the amount of the contract award for the third Seawolf, subject to trebling under the False Claims Act. The Department of Justice declined to intervene in the case on the plaintiff’s behalf and the suit was unsealed in December 2000. The complaint has been removed to the United States District Court for the District of South Carolina.

     The Court has directed discovery on the issue of whether the alleged omissions by the company were material to the government’s decision to award the third Seawolf to the company. The parties filed motions on this issue on March 15, 2002. The company believes that it has substantial legal and factual arguments that will result in either the dismissal of the case or a judgment in the company’s favor.

Environmental

     The company’s operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental responses at some of the company’s facilities and former facilities, and at third-party sites not owned by the company but where the company has been designated a PRP by the EPA or a state environmental agency. The company is also involved in the investigation, cleanup and remediation of various conditions at sites it currently owns and operates or formerly owned or operated where the release of hazardous materials may have occurred. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with the company’s facilities or former facilities will continue to be allowable costs, and therefore reimbursed by the U.S. government. Based on a site by site analysis, the company believes it has adequate accruals for any liability it may incur arising from such sites at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP.

Other

     Various claims and other legal proceedings generally incidental to the normal course of business are pending or threatened against the company. While the company cannot predict the outcome of these matters, the company believes its potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on the company’s results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the company’s security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

     The company’s common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

     On October 25, 1999, the company issued 15,424 shares of common stock to James D. Caldwell in connection with the company’s acquisition of Caldwell’s Diving Company, Inc. and Cable Ventures Inc. (now known as it International Telecom USA, Inc.). In connection with this share issuance, the company claimed exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based on the fact that the transaction did not involve any public offering of securities.

     The high and low sales prices of the company’s common stock and the cash dividends declared with respect to the company’s common stock for each quarterly period during the two most recent fiscal years are included in Note T to the Consolidated Financial Statements appearing on page 47 of the 2001 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2001, and incorporated herein by reference.

     There were approximately 17,900 holders of record of the company’s common stock at March 7, 2002.

ITEM 6. SELECTED FINANCIAL DATA

     The “Selected Financial Data” appearing on page 52 of the 2001 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference in response to this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
               OPERATIONS

     The “Management’s Discussion and Analysis of the Results of Operations and Financial Condition” appearing on pages 15 through 27 of the 2001 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference in response to this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

     The information appearing under the caption “Market Risk” on page 27 of the 2001 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2001, is incorporated herein by reference in response to this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Public Accountants appearing on pages 28 through 51 of the 2001 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2001, are incorporated herein by reference in response to this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
               DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required to be set forth herein, except for a list of the executive officers that is provided in Part I of this report, is included in the sections entitled “Re-Election of the Board of Directors of the Company” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for its 2002 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required to be set forth herein is included in the section entitled “Executive Compensation” in the company’s Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be set forth herein is included in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the company’s Proxy Statement, which sections are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be set forth herein is included in the sections entitled “Re-Election of the Board of Directors of the Company – Transactions Involving Directors and the Company” and “Certain Transactions” in the company’s Proxy Statement, which sections are incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

     The Report of Independent Public Accountants and Consolidated Financial Statements appearing in the 2001 Annual Report on the pages listed in the following index are included in this Annual Report on Form 10-K for the year ended December 31, 2001, as Exhibit 13, and are incorporated herein by reference.

Page of
2001
Annual
Report

Report of Independent Public Accountants	51
Consolidated Financial Statements:
Consolidated Statement of Earnings	28
Consolidated Balance Sheet	29
Consolidated Statement of Cash Flows	30
Consolidated Statement of Shareholders’ Equity	31
Notes to Consolidated Financial Statements (A to U)	32 - 50

     2.     Financial Statement Schedules

     No schedules are submitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

     3.     Exhibits—See Index on pages 22 and 23 of this Annual Report on Form 10-K.

(b)	Reports on Form 8-K

     On October 1, 2001, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that the company completed its acquisition of Motorola, Inc.’s Integrated Information Systems Group, renamed General Dynamics Decision Systems, for $825 million in cash.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By: /s/ John W. Schwartz John W. Schwartz Vice President and Controller

March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 29, 2002, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ Nicholas D. Chabraja Nicholas D. Chabraja	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. Mancuso Michael J. Mancuso	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John W. Schwartz John W. Schwartz	Vice President and Controller (Principal Accounting Officer)

Julius W. Becton, Jr.*	Director

James S. Crown*	Director

Lester Crown*	Director

Charles H. Goodman*	Director

George A. Joulwan*	Director

Paul G. Kaminski*	Director

James R. Mellor*	Director

Carl E. Mundy, Jr.*	Director

Carlisle A. H. Trost*	Director

*	By David A. Savner pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

/s/ David A. Savner David A. Savner Secretary

INDEX TO EXHIBITS — GENERAL DYNAMICS CORPORATION
COMMISSION FILE NO. 1-3671

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit
Number	Description

2.1	Asset Purchase Agreement between Motorola, Inc. and General Dynamics Corporation, dated August 6, 2001 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2001, and filed with the Commission November 13, 2001)

3.1	Restated Certificate of Incorporation, effective August 2, 1999 (incorporated herein by reference from the company’s current report on Form 8-K filed with the Commission August 11, 1999)
3.2	Restated By-Laws, effective March 7, 2001 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission March 29, 2001)

4.1	Indenture dated as of August 27, 2001 among General Dynamics Corporation, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4 (No. 333-77024) filed with the Commission January 18, 2002)

4.2	First Supplemental Indenture dated as of August 27, 2001 among General Dynamics Corporation, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4 (No. 333-77024) filed with the Commission January 18, 2002)

4.3	Registration Rights Agreement dated as of August 22, 2001 among General Dynamics Corporation, the Guarantors (as defined therein) and Bear Stearns & Co. Inc. (incorporated herein by reference from the company’s registration statement on Form S-4 (No. 333-77024) filed with the Commission January 18, 2002)

10.1*	Employment Agreement between the company and Nicholas D. Chabraja dated November 12, 1996 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1996, and filed with the Commission March 21, 1997)

10.2*	Consulting Agreement between the company and Paul G. Kaminski dated August 18, 1997 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1997, and filed with the Commission March 18, 1998)

10.3*	Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1998, and filed with the Commission March 18, 1999)

10.4*	Retirement Benefit Agreement between the company and Michael J. Mancuso dated March 6, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1997, and filed with the Commission March 18, 1998)

10.5*	Successor Retirement Plan for Directors**
10.6*	General Dynamics Corporation Non-Employee Directors 1999 Stock Plan**

INDEX TO EXHIBITS — GENERAL DYNAMICS CORPORATION
COMMISSION FILE NO. 1-3671

Exhibit
Number	Description

10.7	Agreement and Plan of Merger between General Dynamics Corporation, Mars Acquisition Corporation and Primex Technologies, Inc. dated November 9, 2000 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended October 1, 2000, and filed with the Commission November 13, 2000)

10.8*	General Dynamics Corporation Supplemental Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2000, and filed with the Commission March 29, 2001)

10.9*	General Dynamics Corporation 1997 Incentive Compensation Plan, as amended and restated (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended July 1, 2001, and filed with the Commission August 14, 2001)

10.10*	Form of Severance Protection Agreement entered into by substantially all executive officers**
10.11*	Employment Agreement between the company and Kenneth C. Dahlberg dated February 13, 2001**
10.12*	Retirement Benefit Agreement between the company and W. William Boisture, Jr. dated May 16, 2001**
13	2001 Annual Report (pages 15 through 52)**
21	Subsidiaries**
23	Consent of Arthur Andersen LLP**
24	Power of Attorney of the Board of Directors**
99.1	Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP representations to the company**
99.2	1999 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 10-K/A for the year ended December 31, 1999, and filed with the Commission June 28, 2000)

99.3	1999 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 10-K/A for the year ended December 31, 1999, and filed with the Commission June 28, 2000)

99.4	2000 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 10-K/A for the year ended December 31, 2000, and filed with the Commission June 29, 2001)

99.5	2000 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 10-K/A for the year ended December 31, 2000, and filed with the Commission June 29, 2001)

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

**	Filed herewith