Form 10-Q
period 2002-03-31
GENERAL DYNAMICS CORP
filed 2002-05-15
CIK 40533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3671

(Exact name of registrant as specified in its charter)

Delaware	13-1673581

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3190 Fairview Park Drive, Falls Church, Virginia	22042-4523

(Address of principal executive offices)	(Zip Code)

(703) 876-3000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No    .

201,699,846 shares of the registrant’s common stock, $1 par value per share, were outstanding at April 28, 2002.

GENERAL DYNAMICS CORPORATION

PART I

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GENERAL DYNAMICS CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	March 31	December 31
	2002	2001
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:
Cash and equivalents	$377	$442
Accounts receivable	1,210	996
Contracts in process	1,775	1,780
Inventories	1,357	1,289
Other current assets	443	429

Total Current Assets	5,162	4,936

NONCURRENT ASSETS:
Property, plant and equipment, net	1,753	1,768
Intangible assets, net	510	605
Goodwill, net	3,226	3,110
Other assets	664	650

Total Noncurrent Assets	6,153	6,133

	$11,315	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt	$1,292	$1,211
Accounts payable	870	904
Other current liabilities	2,448	2,464

Total Current Liabilities	4,610	4,579

NONCURRENT LIABILITIES:
Long-term debt	724	724
Other liabilities	1,240	1,238
Commitments and contingencies (See Note K)

Total Noncurrent Liabilities	1,964	1,962

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	746	694
Retained earnings	4,948	4,778
Treasury stock	(933)	(930)
Accumulated other comprehensive loss	(20)	(14)

Total Shareholders’ Equity	4,741	4,528

	$11,315	$11,069

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED

(Dollars in millions, except per share amounts)

	Three Months Ended

	March 31	April 1
	2002	2001

NET SALES	$3,121	$2,673
OPERATING COSTS AND EXPENSES	2,756	2,339

OPERATING EARNINGS	365	334
Interest expense, net	(12)	(12)
Other (expense) income, net	(3)	8

EARNINGS BEFORE INCOME TAXES	350	330
Provision for income taxes, net	121	90

NET EARNINGS	$229	$240

NET EARNINGS PER SHARE:
Basic	$1.14	$1.20

Diluted	$1.13	$1.19

DIVIDENDS PER SHARE	$.30	$.28

SUPPLEMENTAL INFORMATION:
General and administrative expenses included in operating costs and expenses	$222	$182

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in millions)

	Three Months Ended

	March 31	April 1
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$229	$240
Adjustments to reconcile net earnings to net cash (used) provided by operating activities - Depreciation, depletion and amortization of property, plant and equipment	45	36
Amortization of intangible assets and goodwill	7	24
Deferred income tax provision	57	(15)
(Increase) decrease in current assets, net of effects of business acquisitions- Accounts receivable	(214)	(8)
Contracts in process	20	(118)
Inventories	(74)	(56)
Increase (decrease) in liabilities, net of effects of business acquisitions- Accounts payable	(45)	(31)
Customer deposits on commercial contracts	(115)	8
Billings in excess of costs and estimated profits	26	(1)
Other, net	(22)	–

Net Cash (Used) Provided by Operating Activities	(86)	79

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(355)
Capital expenditures	(44)	(53)
Proceeds from sale of assets	18	70
Other, net	11	(2)

Net Cash Used by Investing Activities	(15)	(340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	75	565
Net proceeds from (repayments of) other debt	2	(150)
Dividends paid	(56)	(52)
Purchases of common stock	(10)	(20)
Proceeds from option exercises	31	14
Other, net	(6)	7

Net Cash Provided by Financing Activities	36	364

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(65)	103
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	442	177

CASH AND EQUIVALENTS AT END OF PERIOD	$377	$280

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Federal income taxes	$17	$12
Interest, including finance operations	$9	$11

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(A)  Basis of Preparation

     The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, the company believes that the disclosures included herein are adequate to make the information presented not misleading. Operating results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.

     In the opinion of the company, the unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods ended March 31, 2002 and April 1, 2001.

(B)  Comprehensive Income

     Comprehensive income was $223 and $257 for the three-month periods ended March 31, 2002 and April 1, 2001, respectively. Comprehensive income consists primarily of net earnings ($229 and $240 for the three-month periods ended March 31, 2002 and April 1, 2001, respectively), foreign currency translation adjustments, and fair value adjustments for both a currency swap (see Note H) and available-for-sale securities.

(C)  Acquisitions

     On September 28, 2001, the company acquired Integrated Information Systems Group from Motorola, Inc. for $825 in cash. The company financed the acquisition by issuing commercial paper. Renamed General Dynamics Decision Systems (Decision Systems), this business provides technologies, products and systems for information assurance, communications and situational awareness markets in the U.S. and abroad. Decision Systems is part of the Information Systems and Technology business group.

     On July 25, 2001, the company acquired Empresa Nacional Santa Bárbara de Industrias Militares, S.A., of Madrid, Spain, and Santa Bárbara Blindados, S.A., of Seville. The new combined entity, renamed Santa Bárbara Sistemas, S.A., produces combat vehicles and munitions. Santa Bárbara Sistemas is part of the Combat Systems business group.

     On June 5, 2001, the company acquired substantially all of the assets of Galaxy Aerospace Company LP for $330 in cash, after a purchase price adjustment received during the first quarter of 2002. The company financed the acquisition by issuing commercial paper. The selling parties may receive additional payments, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets. The acquired operation designs and manufactures the mid-size Gulfstream 100 and the super mid-size Gulfstream 200.

     On January 26, 2001, the company acquired Primex Technologies, Inc. for $334 in cash, plus the assumption of $204 in outstanding debt, $149 of which was repaid at the time of the acquisition. The company financed the acquisition by issuing commercial paper. Renamed General Dynamics Ordnance and Tactical Systems, Inc., this business provides medium- and large-caliber ammunition, propellants, satellite propulsion systems and electronics products to the U.S. and its allies, as well as domestic and international industrial customers. Ordnance and Tactical Systems is part of the Combat Systems business group.

     The purchase prices of the above acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill (see Note G). Certain of the estimates related to Decision Systems, Santa Bárbara Sistemas and the Galaxy Aerospace acquisition are still preliminary at March 31, 2002, but will be finalized within one year from their respective dates of acquisition. The operating results of the acquired businesses have been included with those of the company from their respective closing dates.

(D)  Earnings Per Share

     Basic and diluted weighted average shares outstanding were as follows (in thousands) for the three-month periods ended:

	March 31	April 1
	2002	2001

Basic	200,993	200,401
Diluted	202,703	202,175

(E)  Contracts in Process

     Contracts in process primarily represent costs and accrued profit related to defense contracts and programs, and consisted of the following:

	March 31	December 31
	2002	2001

Net contract costs and estimated profits	$978	$1,006
Other contract costs	797	774

	$1,775	$1,780

     Contract costs are net of advances and progress payments and include production costs and related overhead, such as general and administrative expenses. Other contract costs primarily represent amounts required to be recorded under accounting principles generally accepted in the United States that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. Recovery of these costs under contracts is considered probable based on the company’s backlog. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be affected.

(F)  Inventories

     Inventories consisted primarily of commercial aircraft components, as follows:

	March 31	December 31
	2002	2001

Work in process	$672	$643
Raw materials	364	361
Pre-owned aircraft	291	254
Other	30	31

	$1,357	$1,289

     Other inventories consisted primarily of coal and aggregates, which are stated at the lower of average cost or estimated net realizable value.

(G)  Intangible Assets and Goodwill, Net

     The company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” on January 1, 2002. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives, and require an impairment assessment at least annually by applying a fair-value-based test. Intangible assets with a finite life will continue to be amortized over their useful life. Upon adoption of SFAS 142, the company reclassified certain previously recognized intangible assets to goodwill in accordance with the definitions provided in the statement. In addition, the company completed the required transitional goodwill impairment test and no impairment of goodwill was identified.

     The following table presents comparative earnings data as if SFAS 142 had been adopted January 1, 2001:

	Three Months Ended

		April 1
	March 31	2001
	2002	(Proforma)

Reported net earnings	$229	$240
Add back: Amortization, net of tax effect	–	13

Adjusted net earnings	$229	$253

Basic earnings per share:
Reported net earnings	$1.14	$1.20
Adjusted for amortization	–	.06

Adjusted basic net earnings per share	$1.14	$1.26

Diluted earnings per share:
Reported net earnings	$1.13	$1.19
Adjusted for amortization	–	.06

Adjusted diluted net earnings per share	$1.13	$1.25

     Intangible assets consisted of the following:

		March 31			December 31
		2002			2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangibles	$480	$(89)	$391	$563	$(98)	$465
Other intangible assets	174	(74)	100	195	(74)	121

	$654	$(163)	$491	$758	$(172)	$586

Unamortized intangible assets:
Trademarks	$19	$—	$19	$19	$—	$19

     Contract and program intangibles are amortized on a straight-line basis over periods ranging from 8 to 40 years. Other intangible assets consisted primarily of aircraft product design, customer lists, software and licenses, which are amortized over periods ranging from 3 to 21 years.

     Amortization expense was $7 and $24 for the three-month periods ended March 31, 2002 and April 1, 2001, respectively. The company expects to record annual amortization expense of approximately $33 in each of the next five years related to these intangible assets.

(H)  Debt

     Debt (excluding finance operations) consisted of the following:

	March 31	December 31
	2002	2001

Commercial paper, net of unamortized discount	$1,240	$1,165
Floating rate notes	500	500
Senior notes	150	150
Term debt	50	50
Industrial development bonds	15	15
Other	61	55

	2,016	1,935
Less current portion	1,292	1,211

	$724	$724

     As of March 31, 2002, the company had $1,246 par value discounted commercial paper outstanding at an average yield of approximately 1.92 percent with an average term of approximately 84 days. The company’s lines of credit totaling $2 billion, split evenly between a 364-day and a 5-year term facility, back the commercial paper program.

     On August 27, 2001, the company issued $500 of three-year floating rate notes due September 1, 2004. On March 11, 2002, pursuant to an exchange offer, the company exchanged the original floating rate notes for an equal principal amount of floating rate notes that are registered under the Securities Act of 1933, as amended. Interest on the notes resets quarterly at three-month LIBOR plus 0.22 percent, and is payable each March, June, September and December. The notes had an average interest rate of 2.24 percent for the three months ended March 31, 2002. The notes are redeemable in whole or in part at any time after September 1, 2002, and prior to their maturity at 100 percent of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed. These floating rate notes are guaranteed by certain of the company’s subsidiaries. See Note N for condensed consolidating financial statements.

     The senior notes are privately placed U.S. dollar denominated notes held by one of the company’s Canadian subsidiaries. Interest is payable semi-annually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap, which fixes its foreign currency variability on both the principal and interest components of these notes. As of March 31, 2002, the fair value of this currency swap was a $12 asset, which offset the effect of changes in the currency exchange rate on the related debt.

     The term debt was assumed in connection with the company’s acquisition of Primex Technologies, Inc. Sinking fund payments of $5 are required in December of each of the years 2002 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

     The industrial development bonds were fully retired on April 12, 2002.

     Other consisted of $30 drawn under line of credit, a $16 note payable to a Spanish government entity and three capital lease arrangements totaling $15.

(I)  Liabilities

     A summary of significant liabilities, by balance sheet caption, follows:

	March 31	December 31
	2002	2001

Workers’ compensation	$476	$473
Billings in excess of costs and estimated profits	433	407
Retirement benefits	276	264
Customer deposits on commercial contracts	274	358
Salaries and wages	197	225
Other	792	737

Other Current Liabilities	$2,448	$2,464

Retirement benefits	$337	$340
Deferred U.S. federal income taxes	237	215
Accrued costs on disposed businesses	84	85
Coal mining related liabilities	70	71
Customer deposits on commercial contracts	69	100
Other	443	427

Other Liabilities	$1,240	$1,238

(J)  Income Taxes

     The company had a net deferred tax asset of $ 100 and $143 at March 31, 2002, and December 31, 2001, respectively. The current portion of the net deferred tax asset was $309 and $331 at March 31, 2002 and December 31, 2001, respectively, and was included in other current assets on the Consolidated Balance Sheet. Based on the level of projected earnings and current backlog, no material valuation allowance was required for the company’s deferred tax assets at March 31, 2002, and December 31, 2001.

     During the first quarter of 2001, the company reduced its liabilities for tax contingencies. The company recognized a non-cash benefit of $28, or $.14 per share, as a result of this adjustment.

     The Internal Revenue Service (IRS) has completed its examination of the company’s 1994 and 1995 income tax returns. The company has protested certain issues raised during the 1994 and 1995 examination to the IRS Appeals Division. The IRS has commenced its examination of the company’s 1996 through 1998 income tax returns. On November 27, 2001, the company filed a refund suit, titled General Dynamics v. United States, for the years 1991 to 1993 in the U.S. Court of Federal Claims. The suit seeks recovery of refund claims that were disallowed by the IRS at the administrative level. If the court awards a full recovery to the company, the refund could exceed $100 (including after-tax interest). The litigation is expected to take several years to resolve. The company has recognized no income from this matter.

     The company has recorded liabilities for tax contingencies for open years. Resolution of tax matters for these years is not expected to have a material impact on the company’s results of operations or financial condition.

(K)  Commitments and Contingencies

     Litigation

     The company is subject to litigation and other legal proceedings arising out of the ordinary course of its business or arising under provisions relating to the protection of the environment. Claims made by and against the company regarding the development of the Navy’s A-12 aircraft are discussed in Note L.

     On May 7, 1999, a whistleblower suit was filed under seal against the company in the United States Bankruptcy Court for the District of South Carolina. The plaintiff alleges that the company violated the False Claims Act, by omitting certain facts when it testified before Congress in 1995 concerning funding for the third Seawolf-attack submarine. The plaintiff seeks damages in the amount of the contract award for the third Seawolf, subject to trebling under the False Claims Act. The Department of Justice declined to intervene in the case on the plaintiff’s behalf and the suit was unsealed in December 2000. The complaint has been removed to the United States District Court for the District of South Carolina.

     The Court directed discovery on the issue of whether the alleged omissions by the company were material to the government’s decision to award the third Seawolf to the company. The parties filed motions on this issue on March 15, 2002. A trial date has been set for November 4, 2002. The company believes that it has substantial legal and factual arguments that will result in either the dismissal of the case or a judgment in the company’s favor.

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

     Environmental

     The company’s operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental responses at some of the company’s current and former facilities, and at third-party sites not owned by the company but where the company has been designated a “Potentially Responsible Party” (PRP) by the EPA or a state environmental agency. The company is also involved in the investigation, cleanup and remediation of various conditions at sites it currently owns and operates or formerly owned or operated where the release of hazardous materials may have occurred. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with the company’s facilities or former facilities will continue to be allowable costs, and therefore reimbursed by the U.S. government. Based on a site by site analysis, the company believes it has adequate accruals for any liability it may incur arising from such sites at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP.

     Other

     In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers aggregating approximately $705 at March 31, 2002.

     As of March 31, 2002, in connection with orders for fourteen Gulfstream V-SP, three Gulfstream V, and two Gulfstream 200 aircraft in firm contracts backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. Under these options, if exercised, the company will accept trade-in aircraft, primarily Gulfstream IVs/IV-SPs and Gulfstream Vs, at a guaranteed minimum trade-in price. Management believes that the fair market value of all such aircraft equals or exceeds the specified trade-in values.

(L)  Termination of A-12 Program

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

     The contractors filed post-trial motions seeking reconsideration by the Trial Court of its opinion and judgment. On October 4, 2001, the Trial Court denied the contractors’ post-trial motions. On November 30, 2001, the company filed its notice of appeal and has since filed its appellate brief.

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

     If, contrary to the company’s expectations, the default termination is sustained on appeal, the contractors could be required to repay the government as much as $1,352 for progress payments received for the A-12 contract plus interest (approximately $990 at March 31, 2002). In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, $630 after-tax to be taken as a charge against discontinued operations. The company has sufficient resources to pay such an obligation if required.

(M)  Business Group Information

     The company organizes and measures its business groups in accordance with the nature of products and services offered. The company measures each group’s profit based on operating earnings. As a result, net interest, other income and expense items and income taxes have not been allocated to the company’s business groups.

     Summary financial information for each of the company’s business groups follows:

		Three Months Ended

	Net Sales		Operating Earnings

	March 31	April 1	March 31	April 1
	2002	2001	2002	2001

Information Systems & Technology	$871	$612	$87	$60
Combat Systems	573	438	55	48
Marine Systems	864	862	73	80
Aerospace	763	712	144	144
Other*	50	49	6	2

	$3,121	$2,673	$365	$334

	Identifiable Assets

	March 31	December 31
	2002	2001

Information Systems & Technology	$3,543	$3,459
Combat Systems	2,104	2,118
Marine Systems	1,742	1,731
Aerospace	2,553	2,360
Other*	305	313
Corporate**	1,068	1,088

	$11,315	$11,069

*     Other includes the results of the company’s coal, aggregates and finance operations, as well as the operating results of the company’s commercial pension plans.

** Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and net prepaid pension cost related to the company’s commercial pension plans.

(N)  Condensed Consolidating Financial Statements

     The floating rate notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain wholly-owned subsidiaries of General Dynamics Corporation (the Guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the Guarantors on a combined basis (each Guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of March 31, 2002 and December 31, 2001 for the balance sheet, as well as the statement of earnings and cash flows for the three-month periods ended March 31, 2002 and April 1, 2001.

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended March 31, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$–	$2,801	$320	$–	$3,121
Cost of sales	(9)	2,279	264	–	2,534
General and administrative expenses	–	197	25	–	222

OPERATING EARNINGS	9	325	31	–	365
Interest expense	(10)	(1)	(4)	–	(15)
Interest income	–	1	2	–	3
Other expense, net	(1)	(2)	–	–	(3)

EARNINGS BEFORE INCOME TAXES	(2)	323	29	–	350
Provision for income taxes	(16)	127	10	–	121
Equity in net earnings of subsidiaries	215	–	–	(215)	–

NET EARNINGS	$229	$196	$19	$(215)	$229

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended April 1, 2001	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$–	$2,610	$63	$–	$2,673
Cost of sales	(7)	2,111	53	–	2,157
General and administrative expenses	–	177	5	–	182

OPERATING EARNINGS	7	322	5	–	334
Interest expense	(13)	(1)	(3)	–	(17)
Interest income	3	2	–	–	5
Other income, net	1	9	(2)	–	8

EARNINGS BEFORE INCOME TAXES	(2)	332	–	–	330
Provision for income taxes	(38)	122	6	–	90
Equity in net earnings of subsidiaries	204	–	–	(204)	–

NET EARNINGS	$240	$210	$(6)	$(204)	$240

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
March 31, 2002	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$147	$–	$230	$–	$377
Accounts receivable	–	980	230	–	1,210
Contracts in process	60	1,490	225	–	1,775
Inventories
Work in process	–	671	1	–	672
Raw materials	–	361	3	–	364
Pre-owned aircraft	–	291	–	–	291
Other	–	29	1	–	30
Other current assets	122	238	83	–	443

Total Current Assets	329	4,060	773	–	5,162

NONCURRENT ASSETS:
Property, plant and equipment	141	2,879	523	–	3,543
Accumulated depreciation, depletion & amortization of PP&E	(19)	(1,397)	(374)	–	(1,790)
Intangible assets	–	3,158	954	–	4,112
Accumulated amortization of intangible assets	–	(348)	(28)	–	(376)
Other assets	264	207	193	–	664
Investment in subsidiaries	9,344	–	–	(9,344)	–

Total Noncurrent Assets	9,730	4,499	1,268	(9,344)	6,153

	$10,059	$8,559	$2,041	$(9,344)	$11,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,240	$20	$32	$–	$1,292
Other current liabilities	200	2,421	697	–	3,318

Total Current Liabilities	1,440	2,441	729	–	4,610

NONCURRENT LIABILITIES:
Long-term debt	500	60	164	–	724
Other liabilities	348	788	104	–	1,240

Total Noncurrent Liabilities	848	848	268	–	1,964

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	746	3,749	1,119	(4,868)	746
Other shareholders’ equity	7,025	1,521	(75)	(4,476)	3,995

Total Shareholders’ Equity	7,771	5,270	1,044	(9,344)	4,741

	$10,059	$8,559	$2,041	$(9,344)	$11,315

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
December 31, 2001	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$174	$3	$265	$–	$442
Accounts receivable	–	833	163	–	996
Contracts in process	35	1,525	220	–	1,780
Inventories
Work in process	–	643	–	–	643
Raw materials	–	358	3	–	361
Pre-owned aircraft	–	254	–	–	254
Other	–	30	1	–	31
Other current assets	147	231	51	–	429

Total Current Assets	356	3,877	703	–	4,936

NONCURRENT ASSETS:
Property, plant and equipment	157	2,888	493	–	3,538
Accumulated depreciation, depletion & amortization of PP&E	(19)	(1,406)	(345)	–	(1,770)
Intangible assets	–	3,156	934	–	4,090
Accumulated amortization of intangible assets	–	(349)	(26)	–	(375)
Other assets	235	210	205	–	650
Investment in subsidiaries	9,158	–	–	(9,158)	–

Total Noncurrent Assets	9,531	4,499	1,261	(9,158)	6,133

	$9,887	$8,376	$1,964	$(9,158)	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,165	$20	$26	$–	$1,211
Other current liabilities	154	2,573	641	–	3,368

Total Current Liabilities	1,319	2,593	667	–	4,579

NONCURRENT LIABILITIES:
Long-term debt	500	60	164	–	724
Other liabilities	356	776	106	–	1,238

Total Noncurrent Liabilities	856	836	270	–	1,962

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	694	3,737	1,117	(4,854)	694
Other shareholders’ equity	7,018	1,210	(90)	(4,304)	3,834

Total Shareholders’ Equity	7,712	4,947	1,027	(9,158)	4,528

	$9,887	$8,376	$1,964	$(9,158)	$11,069

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended March 31, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET CASH USED BY OPERATING ACTIVITIES	$(150)	$96	$(32)	$–	$(86)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2)	(33)	(9)	–	(44)
Other, net	12	17	–	–	29

NET CASH USED BY INVESTING ACTIVITIES	10	(16)	(9)	–	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	75	–	–	–	75
Dividends paid	(56)	–	–	–	(56)
Other, net	(10)	–	27	–	17

NET CASH PROVIDED BY FINANCING ACTIVITIES	9	–	27	–	36

Cash sweep by parent	104	(83)	(21)	–	–

NET DECREASE IN CASH AND EQUIVALENTS	(27)	(3)	(35)	–	(65)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	174	3	265	–	442

CASH AND EQUIVALENTS AT END OF PERIOD	$147	$–	$230	$–	$377

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended April 1, 2001	Parent	Basis	Basis	Adjustments	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES	$(65)	$156	$(12)	$–	$79

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(336)	(19)	–	–	(355)
Capital expenditures	(1)	(52)	–	–	(53)
Proceeds from sale of assets	–	70	–	–	70
Other, net	–	(2)	–	–	(2)

NET CASH USED BY INVESTING ACTIVITIES	(337)	(3)	–	–	(340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	565	–	–	–	565
Net repayments of other debt, including finance operations	(149)	3	(4)	–	(150)
Dividends paid	(52)	–	–	–	(52)
Other, net	(6)	7	–	–	1

NET CASH PROVIDED BY FINANCING ACTIVITIES	358	10	(4)	–	364

Cash sweep by parent	155	(155)	–	–	–

NET INCREASE IN CASH AND EQUIVALENTS	111	8	(16)	–	103
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	153	1	23	–	177

CASH AND EQUIVALENTS AT END OF PERIOD	$264	$9	$7	$–	$280

GENERAL DYNAMICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2002

(Dollars in millions, except per share amounts)

Forward-Looking Statements

     Management’s Discussion and Analysis of the Results of Operations and Financial Condition contains forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” and variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company’s successful execution of internal performance plans; general U.S. and international political and economic conditions; changing priorities or reductions in the U.S. government defense budget; termination of government contracts due to unilateral government action; program performance, including the ability to perform fixed-price contracts within estimated costs and performance issues with key suppliers and subcontractors; changing customer demand or preferences for business aircraft; reliance on a large fleet customer for a significant portion of the firm aircraft contracts backlog and the majority of the options backlog; the status or outcome of legal and/or regulatory proceedings; and the timing and occurrence (or non-occurrence) of circumstances beyond the company’s control. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to the company or any person acting on the company’s behalf are qualified by the cautionary statements in this section. The company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Business Overview

     The company’s businesses include information and communications technology, land and amphibious combat systems, naval and commercial shipbuilding, and business aviation. These are high technology businesses that use design, manufacturing and program management expertise together with advanced technology and the integration of complex systems as part of their everyday operations. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations, and a diverse base of corporate and industrial buyers. The following discussion should be read in conjunction with the company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited consolidated financial statements included herein.

Results of Operations

     Overview

     Net sales increased 17 percent to $3.1 billion for the three-month period ended March 31, 2002. Operating earnings for the same period grew by 9 percent, driven largely by revenue growth and business acquisitions in the Information Systems and Technology and Combat Systems business groups. General and administrative expenses increased over the prior year amount due to growth in the company’s business through acquisitions. General and administrative expenses as a percentage of net sales have remained consistent for the comparative periods. Quarter over quarter earnings per share before favorable tax adjustments rose almost eight percent.

     The company ended the first quarter of 2002 with a total backlog of $26.5 billion, over 75 percent of which is funded. The company received new orders during the quarter totaling approximately $3 billion.

     Business Groups

     The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company also owns certain commercial operations, which are identified for reporting purposes as Other. The following table sets forth the net sales and operating earnings by business group for the three-month periods ended:

	March 31	April 1
	2002	2001

NET SALES:
Information Systems and Technology	$871	$612
Combat Systems	573	438
Marine Systems	864	862
Aerospace	763	712
Other	50	49

	$3,121	$2,673

OPERATING EARNINGS:
Information Systems and Technology	$87	$60
Combat Systems	55	48
Marine Systems	73	80
Aerospace	144	144
Other	6	2

	$365	$334

Information Systems and Technology

     Net sales increased $259 and operating earnings increased $27 during the three-month period ended March 31, 2002 versus the comparative period a year ago, due in part to the acquisition of Decision Systems at the end of September 2001. Excluding Decision Systems results, net sales and operating earnings grew 18 percent and 13 percent, respectively, driven largely by initiation of work on the Bowman program, which was awarded to the company by the U.K. Ministry of Defence in July 2001.

Combat Systems

     Net sales increased $135 and operating earnings remained essentially flat during the three-month period ended March 31, 2002 as compared to the prior year. Organic sales growth, stemming from production work on the new Stryker program, volume on munitions programs and additional research and development on the Advanced Amphibious Assault Vehicle program, represented approximately 75 percent of the group’s growth. Operating margins are lower than the prior year period largely because of increased work on newer programs with lower earnings rates and lower program margin rates at Santa Barbara Sistemas, S.A. acquired at the end of July 2001.

Marine Systems

     Net sales were essentially unchanged and operating earnings decreased during the three-month period ended March 31, 2002 versus the prior year, due to increased work on early-stage design and cost-plus production programs which typically carry lower margins, including the Virginia-class submarine, LPD amphibious ship and commercial ship contracts.

     In February 2002, a team led by the company submitted a proposal to the Navy to be the prime contractor for the design phase of the DD(X), the next generation family of surface combatants. On April 29, 2002, the Navy notified the company that it had selected another company for the award of the DD(X) design contract. On May 9, 2002, the company filed a “bid protest” before the U.S. General Accounting Office (GAO) challenging the fairness of the Navy’s DD(X) evaluation process. The Navy’s formal response to the protest is due within 30 days of its filing. The GAO must hear and decide the protest within 100 calendar days of its filing, unless extended by the filing of a supplemental protest.

Aerospace

     Net sales increased $51 during the three-month period ended March 31, 2002 versus the prior year period, due primarily to deliveries of G100 and G200 aircraft. Operating earnings are consistent with the prior year period. Gulfstream delivered 27 green aircraft and 25 completions during the current three-month period, compared with 18 green aircraft and 15 completions in the comparable period of 2001.

     As previously discussed in the 2001 Annual Report, following UAL Corporation’s announcement on March 22, 2002 that it was closing its Avolar subsidiary, the company terminated its agreements with Avolar. During the quarter the company retained deposits totaling approximately $50 related to this transaction.

Backlog

     The following table details the backlog of each business group as calculated at March 31, 2002, and December 31, 2001:

	March 31	December 31
	2002	2001

Information Systems and Technology	$4,908	$4,971
Combat Systems	5,527	5,194
Marine Systems	9,405	10,060
Aerospace	6,410	6,273
Other	295	334

Total Backlog	$26,545	$26,832

Funded Backlog	$20,690	$19,384

Defense Businesses

     Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog for government programs represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency.

Aerospace

     Aerospace funded aircraft backlog represents orders for which the company has entered into definitive purchase contracts and has received non-refundable deposits from the customers. Unfunded aircraft backlog includes options to purchase new aircraft and agreements to provide future aircraft maintenance and support services. The majority of unfunded backlog is with Executive Jet International, a unit of Berkshire Hathaway and the leader in the fractional aircraft market.

Financial Condition, Liquidity and Capital Resources

     Net cash from operating activities decreased from the prior year due primarily to the timing of aircraft payments in the Aerospace group. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

     Net cash used by investing activities was $15 and $340, and net cash provided by financing activities was $36 and $364 for the three-month periods ended March 31, 2002 and April 1, 2001, respectively. Cash flow from both investing and financing activities decreased from the prior year primarily due to the acquisitions that occurred in the first quarter of 2001. There were no acquisitions in the first quarter of 2002.

     On May 2, 2002, the company entered into a definitive agreement to acquire Advanced Technical Products, Inc. (ATP) for approximately $214 in cash, plus the assumption of approximately $36 of debt.

The company expects to finance the purchase through the issuance of commercial paper. ATP manufactures advanced composite-based products and develops and produces portable biological and chemical detection systems, tactical deception equipment and mobile shelter systems. Consummation of the merger is subject to shareholder and regulatory approval and customary closing conditions.

     Also included in financing activities are the company’s stock repurchases. On March 7, 2000, the company’s board of directors authorized management to repurchase in the open market up to 10 million shares of the company’s issued and outstanding common stock. During the first quarter of 2002, the company repurchased approximately 130,000 shares for $10. During the first quarter of 2001, the company repurchased approximately 288,000 shares for $20. From the date of authorization through the first quarter of 2002, the company has repurchased approximately 5.7 million shares for approximately $330.

     As discussed further in Note L to the Consolidated Financial Statements, litigation on the A-12 program termination has been in progress since 1991. In the event the company is ultimately found to have been in default on the contract, the government contends the company’s liability for principal and interest would be approximately $1.2 billion pretax, or $630 after-tax. The company has sufficient resources to pay such an obligation, if required, and retain ample liquidity through internally generated cash flow from operations, additional borrowing capacity, as well as the ability to raise capital in the equity markets.

Additional Financial Information

     Critical Accounting Policies

     The policies that management believes are critical and require the use of significant business judgment in their application are the company’s revenue recognition policies. Estimating is an integral part of a contractor’s business activities, and it is necessary to revise estimates on contracts continually as the work progresses. Such changes in estimates may necessitate revision of earnings rates and, accordingly, earnings reported in the future. The company’s revenue recognition policies are summarized in Note A of the Notes to Consolidated Financial Statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     New Accounting Standard

     The company adopted Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangible Assets,” on January 1, 2002. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives, and require an impairment assessment at least annually by applying a fair-value-based test. Intangible assets with a finite life will continue to be amortized over their useful life. Upon adoption of SFAS 142, the company reclassified certain previously recognized intangible assets to goodwill in accordance with the definitions provided in the statement. In addition, the company completed the required transitional goodwill impairment test and no impairment of goodwill was identified.

GENERAL DYNAMICS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

     There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II

GENERAL DYNAMICS CORPORATION

OTHER INFORMATION

March 31, 2002

Item 1.    Legal Proceedings

     Reference is made to Note K, Commitments and Contingencies, and Note L, Termination of A-12 Program, to the Consolidated Financial Statements in Part I, which is incorporated herein by reference, for statements relevant to activities during the period covering certain litigation to which the company is a party.

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 3.3 Certificate of Amendment of the Restated Certificate of Incorporation

(b)	Reports on Form 8-K

None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz

John W. Schwartz Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: May 15, 2002