Form 10-Q
period 2002-06-30
GENERAL DYNAMICS CORP
filed 2002-08-14
CIK 40533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                    (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   X        No ______.

201,993,929 shares of the registrant’s common stock, $1 par value per share, were outstanding at July 28, 2002.

GENERAL DYNAMICS CORPORATION

GENERAL DYNAMICS CORPORATION
PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	June 30
	2002	December 31
	(Unaudited)	2001

ASSETS
CURRENT ASSETS:
Cash and equivalents	$376	$442
Accounts receivable	1,320	996
Contracts in process	1,847	1,737
Inventories	1,370	1,289
Other current assets	431	429

Total Current Assets	5,344	4,893

NONCURRENT ASSETS:
Property, plant and equipment, net	1,827	1,768
Intangible assets, net	499	648
Goodwill, net	3,509	3,110
Other assets	650	650

Total Noncurrent Assets	6,485	6,176

	$11,829	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt	$1,223	$1,211
Accounts payable	935	904
Other current liabilities	2,719	2,464

Total Current Liabilities	4,877	4,579

NONCURRENT LIABILITIES:
Long-term debt	725	724
Other liabilities	1,238	1,238
Commitments and contingencies (See Note K)

Total Noncurrent Liabilities	1,963	1,962

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	777	694
Retained earnings	5,150	4,778
Treasury stock	(927)	(930)
Accumulated other comprehensive loss	(11)	(14)

Total Shareholders’ Equity	4,989	4,528

	$11,829	$11,069

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in millions, except per share amounts)

	Three Months Ended

	June 30	July 1
	2002	2001

NET SALES	$3,511	$2,962
OPERATING COSTS AND EXPENSES	3,101	2,591

OPERATING EARNINGS	410	371
Interest expense, net	(11)	(15)
Other income (expense), net	3	(3)

EARNINGS BEFORE INCOME TAXES	402	353
Provision for income taxes	139	126

NET EARNINGS	$263	$227

NET EARNINGS PER SHARE:
Basic	$1.30	$1.13

Diluted	$1.29	$1.12

DIVIDENDS PER SHARE	$0.30	$0.28

SUPPLEMENTAL INFORMATION:
General and adminstrative expenses included in operating costs and expenses	$224	$209

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in millions, except per share amounts)

	Six Months Ended

	June 30	July 1
	2002	2001

NET SALES	$6,632	$5,635
OPERATING COSTS AND EXPENSES	5,857	4,930

OPERATING EARNINGS	775	705
Interest expense, net	(23)	(27)
Other income (expense), net	—	5

EARNINGS BEFORE INCOME TAXES	752	683
Provision for income taxes	260	216

NET EARNINGS	$492	$467

NET EARNINGS PER SHARE:
Basic	$2.44	$2.33

Diluted	$2.42	$2.31

DIVIDENDS PER SHARE	$0.60	$0.56

SUPPLEMENTAL INFORMATION:
General and adminstrative expenses included in operating costs and expenses	$446	$391

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in millions)

	Six Months Ended

	June 30	July 1
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$492	$467
Adjustments to reconcile net earnings to net cash provided by operating activities-
Depreciation, depletion and amortization of property, plant and equipment	94	80
Amortization of intangible assets and goodwill	17	47
Deferred income tax provision	92	23
(Increase) decrease in current assets, net of effects of business acquisitions-
Accounts receivable	(303)	(51)
Contracts in process	2	(103)
Inventories	(96)	(82)
Increase (decrease) in liabilities, net of effects of business acquisitions-
Accounts payable	1	(35)
Customer deposits on commercial contracts	(59)	42
Billings in excess of costs and estimated profits	79	6
Other, net	19	(25)

Net Cash Provided by Operating Activities	338	369

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(213)	(711)
Capital expenditures	(100)	(110)
Proceeds from sale of assets	25	70
Other, net	7	(3)

Net Cash Used by Investing Activities	(281)	(754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	27	611
Net repayments of other debt	(68)	(157)
Dividends paid	(116)	(108)
Purchases of common stock	(10)	(20)
Proceeds from option exercises	53	38
Other, net	(9)	7

Net Cash (Used) Provided by Financing Activities	(123)	371

NET DECREASE IN CASH AND EQUIVALENTS	(66)	(14)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	442	177

CASH AND EQUIVALENTS AT END OF PERIOD	$376	$163

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$178	$172
Interest, including finance operations	$26	$35

The accompanying Notes to Unaudited Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

(A)  Basis of Preparation

     The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for the three- and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     In the opinion of the company, the unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three- and six-month periods ended June 30, 2002 and July 1, 2001.

(B)  New Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities” in June 2002. SFAS 146 nullifies previous guidance on this issue and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at its fair value in the period in which the liability is incurred. The company is required to adopt the provisions of this statement for exit or disposal activities initiated after December 31, 2002. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002. SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modifications are effective for transactions occurring after May 15, 2002. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in October 2001. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, including discontinued operations. The statement also broadens the definition of discontinued operations. The company adopted SFAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” in August 2001. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. The company is required to adopt SFAS 143 on January 1, 2003. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

(C)  Comprehensive Income

     Comprehensive income was $272 and $214 for the three-month periods and $495 and $471 for the six-month periods ended June 30, 2002 and July 1, 2001, respectively. Comprehensive income consists primarily of net earnings ($263 and $227 for the three-month periods and $492 and $467 for the six-month periods ended June 30, 2002 and July 1, 2001, respectively), foreign currency translation adjustments and fair value adjustments for both a currency swap (see Note H) and available-for-sale securities.

(D)  Earnings Per Share

     Basic and diluted weighted-average shares outstanding were as follows (in thousands) for the three- and six-month periods ended June 30, 2002 and July 1, 2001:

	Three Months Ended		Six Months Ended

	June 30	July 1	June 30	July 1
	2002	2001	2002	2001

Basic	201,827	201,029	201,410	200,715
Diluted	203,836	203,010	203,180	202,519

(E)  Contracts in Process

     Contracts in process primarily represent costs and accrued profit related to defense contracts and programs and consisted of the following:

	June 30	December 31
	2002	2001

Net contract costs and estimated profits	$1,043	$1,006
Other contract costs	804	731

	$1,847	$1,737

     Contract costs are net of advances and progress payments and include production costs and related overhead, such as general and administrative expenses. Other contract costs primarily represent amounts required to be recorded under accounting principles generally accepted in the United States that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. Recovery of these costs under contracts is considered probable based primarily on the costs priced in the company’s backlog, the majority of which relates to contracts for which the company is the sole source or one of two suppliers on long-term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

(F)  Inventories

     Inventories consisted primarily of commercial aircraft components, as follows:

	June 30	December 31
	2002	2001

Work in process	$610	$643
Raw materials	368	361
Pre-owned aircraft	358	254
Other	34	31

	$1,370	$1,289

     Other inventories consisted primarily of coal and aggregates, which are stated at the lower of average cost or estimated net realizable value.

(G)  Intangible Assets and Goodwill, Net

     The company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives. Intangible assets with a finite life will continue to be amortized over their useful life. The standard also requires an impairment assessment at least annually by applying a fair-value-based test. The company completed the required transitional goodwill impairment test during the first quarter of 2002, and no impairment of goodwill was identified.

     The following table presents comparative earnings data as if SFAS 142 had been adopted January 1, 2001:

	Three Months Ended		Six Months Ended

		July 1		July 1
	June 30	2001	June 30	2001
	2002	(Adjusted)	2002	(Adjusted)

Reported net earnings	$263	$227	$492	$467
Add back: Amortization, net of tax effect	—	12	—	24

Adjusted net earnings	$263	$239	$492	$491

Basic earnings per share:
Reported basic net earnings per share	$1.30	$1.13	$2.44	$2.33
Adjusted for amortization	—	0.06	—	0.12

Adjusted basic net earnings per share	$1.30	$1.19	$2.44	$2.45

Diluted earnings per share:
Reported diluted net earnings per share	$1.29	$1.12	$2.42	$2.31
Adjusted for amortization	—	0.06	—	0.12

Adjusted diluted net earnings per share	$1.29	$1.18	$2.42	$2.43

     The purchase prices of acquired businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Certain of the estimates related to the company’s acquisition of Advanced Technical Products, Inc. on June 14, 2002 are still preliminary at June 30, 2002. The company is awaiting the finalization of the appraisal of assets acquired and the identification and valuation of intangible assets acquired. The company expects this analysis to be completed during the fourth quarter of 2002.

     Upon adoption of SFAS 142, the company reclassified certain previously recognized identifiable intangible assets to goodwill in accordance with the definitions provided in the statement. The changes in the carrying amount of goodwill by business group for the six months ended June 30, 2002, were as follows:

	December 31	Adoption of		June 30
	2001	SFAS 142	Acquisitions (a)	2002

Information Systems & Technology	$2,064	$81	$28	$2,173
Combat Systems	514	—	281	795
Marine Systems	193	—	—	193
Aerospace	338	—	9	347
Other	1	—	—	1

	$3,110	$81	$318	$3,509

(a)  Includes adjustments to preliminary assignment of fair value to net assets acquired.

     Intangible assets consisted of the following:

	June 30			December 31
	2002			2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangibles	$481	$(94)	$387	$606	$(98)	$508
Other intangible assets	177	(84)	93	195	(74)	121

	$658	$(178)	$480	$801	$(172)	$629

Unamortized intangible assets:
Trademarks	$19	$—	$19	$19	$—	$19

     Contract and program intangibles are amortized on a straight-line basis over periods ranging from 8 to 40 years. Other intangible assets consisted primarily of aircraft product design, customer lists, software and licenses, which are amortized over periods ranging from 3 to 21 years.

     Amortization expense was $10 and $17 for the three- and six-month periods ended June 30, 2002 and $23 and $47 for the three- and six-month periods ended and July 1, 2001, respectively. The company expects to record annual amortization expense of approximately $34 in each of the next five years related to these intangible assets.

(H)  Debt

     Debt (excluding finance operations) consisted of the following:

	June 30	December 31
	2002	2001

Commercial paper, net of unamortized discount	$1,194	$1,165
Floating rate notes	500	500
Senior notes	150	150
Term debt	50	50
Industrial development bonds	—	15
Other	54	55

	1,948	1,935
Less current portion	1,223	1,211

	$725	$724

     As of June 30, 2002, the company had $1,199 par value discounted commercial paper outstanding at an average yield of approximately 2.01 percent with an average term of approximately 75 days. The company’s lines of credit totaling $2,000, split evenly between a 364-day and a 5-year term facility, back the commercial paper program.

     As of June 30, 2002, the company had outstanding $500 of three-year floating rate notes due September 1, 2004, that are registered under the Securities Act of 1933, as amended. Interest on the notes resets quarterly at three-month LIBOR plus 0.22 percent, and is payable each March, June, September and December. The notes had an average interest rate of 2.13 percent for the three months ended June 30, 2002. The notes are redeemable at the company’s option in whole or in part at any time after September 1, 2002, and prior to their maturity at 100 percent of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed. These floating rate notes are guaranteed by certain of the company’s 100-percent owned subsidiaries. See Note N for condensed consolidating financial statements.

     The senior notes are privately placed U.S. dollar denominated notes held by one of the company’s Canadian subsidiaries. Interest is payable semi-annually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap, which fixes its foreign currency variability on both the principal and interest components of these notes. As of June 30, 2002, the fair value of this currency swap was an $8 asset, which offset the effect of changes in the currency exchange rate on the related debt.

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

     As of June 30, 2002, other consisted of $21 drawn under a $78 line of credit that is scheduled for renewal during the third quarter of 2002, an $18 note payable to a Spanish government entity and three capital lease arrangements totaling $15.

(I)  Liabilities

     A summary of significant liabilities, by balance sheet caption, follows:

	June 30	December 31
	2002	2001

Workers’ compensation	$476	$473
Billings in excess of costs and estimated profits	486	407
Retirement benefits	274	264
Customer deposits on commercial contracts	345	358
Salaries and wages	226	225
Other	912	737

Other Current Liabilities	$2,719	$2,464

Retirement benefits	$347	$340
Deferred U.S. federal income taxes	267	215
Accrued costs on disposed businesses	76	85
Customer deposits on commercial contracts	71	100
Coal mining related liabilities	69	71
Other	408	427

Other Liabilities	$1,238	$1,238

(J)  Income Taxes

     The company had a net deferred tax asset of $90 and $143 at June 30, 2002 and December 31, 2001, respectively. The current portion of the net deferred tax asset was $333 and $331 at June 30, 2002 and December 31, 2001, respectively, and was included in other current assets on the Consolidated Balance Sheet. Based on the level of projected earnings and current backlog, no material valuation allowance was required for the company’s deferred tax assets at June 30, 2002 and December 31, 2001.

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

     The company has recorded liabilities for tax contingencies for open years. Resolution of tax matters for these years is not expected to have a material impact on the company’s results of operations, financial condition or cash flows.

(K)  Commitments and Contingencies

     Litigation

     The company is subject to litigation and other legal proceedings arising out of the ordinary course of its business or arising under provisions relating to the protection of the environment. Claims made by and against the company regarding the development of the Navy’s A-12 aircraft are discussed in Note L.

     On May 7, 1999, a whistleblower suit was filed under seal against the company in the United States Bankruptcy Court for the District of South Carolina. The plaintiff alleges that the company violated the False Claims Act by omitting certain facts when it testified before Congress in 1995 concerning funding for the third Seawolf-attack submarine. The plaintiff seeks damages in the amount of the contract award for the third, Seawolf, subject to trebling under the False Claims Act. The Department of Justice declined to intervene in the case on the plaintiff’s behalf and the suit was unsealed in December 2000. The complaint has been removed to the United States District Court for the District of South Carolina. The Court directed discovery on the issue of whether the alleged omissions by the company were material to the government’s decision to award the third Seawolf to the company. The parties filed motions on this issue on March 15, 2002. A trial date has been set for November 4, 2002. The company believes that it has substantial legal and factual arguments that will result in either the dismissal of the case or a judgment in the company’s favor.

     Following UAL Corporation’s announcement on March 22, 2002 that it was closing its Avolar subsidiary, which was to engage in a fractional ownership program, the company terminated its agreements with Avolar. The company retained deposits totaling $50 related to this transaction. On May 28, 2002, United Biz Jet Holdings, Inc., a subsidiary of UAL Corporation, filed a claim against the company in the Circuit Court of Cook County, Illinois seeking the return of the Avolar deposits. The company believes that it has substantial defenses against this claim and that the outcome of this matter will not have a material impact on the company’s results of operations, financial condition or cash flows.

     Various claims and other legal proceedings generally incidental to the normal course of business are pending or threatened against the company. While the company cannot predict the outcome of these matters, the company believes its potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on the company’s results of operations, financial condition or cash flows.

     Environmental

     The company’s operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental responses at some of the company’s current and former facilities, and at third-party sites not owned by the company but where the company has been designated a “Potentially Responsible Party” (PRP) by the EPA or a state environmental agency. The company is also involved in the investigation, cleanup and remediation of various conditions at current and former company sites where the release of hazardous materials may have occurred. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable costs, and therefore reimbursed by the U.S. government. Based on a site by site review and analyses by outside counsel and environmental consultants, the company believes that its liability at any individual site, or in the aggregate, arising from such sites at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP is not material to the company’s results of operations, financial condition or cash flows. Moreover, based on all known facts and expert analyses, the company does not believe that the range of additional loss beyond what has been recorded that is reasonably possible would be material to the company’s results of operations, financial condition or cash flows.

     Other

     In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers aggregating approximately $735 at June 30, 2002. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under contracts entered into by the subsidiaries. The company is aware of no event of default that would require it to satisfy these guarantees.

     As of June 30, 2002, in connection with orders for 16 Gulfstream V-SPs, two Gulfstream Vs, two Gulfstream GIV-SPs and two Gulfstream 200 aircraft in firm contracts backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. Under these options, if exercised, the company will accept trade-in aircraft, primarily Gulfstream IVs/IV-SPs and Gulfstream Vs, at a guaranteed minimum trade-in price as partial consideration of the new aircraft transaction. Any excess of the trade-in price above the fair market value would be treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2004 and total $648 as of June 30, 2002.

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

     The contractors filed a complaint on June 7, 1991 in the U.S. Court of Federal Claims contesting the default termination. In December 1994, the court issued an order vacating the termination for default. On December 19, 1995, following further proceedings, the court issued an order converting the termination for default to a termination for convenience. On March 31, 1998, a final judgment was entered in favor of the contractors for $1,200 plus interest.

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

     The contractors filed post-trial motions seeking reconsideration by the Trial Court of its opinion and judgment. On October 4, 2001, the Trial Court denied the contractors’ post-trial motions. On November 30, 2001, the company filed its notice of appeal and during 2002, the contractors and the Navy filed their respective appellate briefs with the Court of Appeals.

     The company continues to believe strongly in the merits of its case. The company believes that in concluding to the contrary on remand, the Trial Court applied incorrect legal standards and otherwise erred as a matter of law. The company believes that it has substantial arguments on appeal to persuade the Court of Appeals to reverse the Trial Court’s judgment.

     If, contrary to the company’s expectations, the default termination is sustained on appeal, the contractors could be required to repay the government as much as $1,352 for progress payments received for the A-12 contract plus interest (approximately $1,010 at June 30, 2002). In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, $640 after-tax to be taken as a charge against discontinued operations. The company has sufficient resources to pay such an obligation if required.

(M)  Business Group Information

     The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from information and communications technology, land and amphibious combat systems, naval and commercial shipbuilding, and business aviation, respectively. The company measures each group’s profit based on operating earnings. As a result, net interest, other income and expense items and income taxes have not been allocated to the company’s business groups.

     Summary financial information for each of the company’s business groups follows:

	Three Months Ended

	Net Sales		Operating Earnings

	June 30	July 1	June 30	July 1
	2002	2001	2002	2001

Information Systems & Technology	$951	$670	$90	$61
Combat Systems	687	510	81	56
Marine Systems	916	947	64	83
Aerospace	880	765	150	157
Other *	77	70	25	14

	$3,511	$2,962	$410	$371

	Six Months Ended

	Net Sales		Operating Earnings

	June 30	July 1	June 30	July 1
	2002	2001	2002	2001

Information Systems & Technology	$1,822	$1,282	$177	$121
Combat Systems	1,260	948	136	104
Marine Systems	1,780	1,809	137	163
Aerospace	1,643	1,477	294	301
Other *	127	119	31	16

	$6,632	$5,635	$775	$705

	Identifiable Assets

	June 30	December 31
	2002	2001

Information Systems & Technology	$3,552	$3,459
Combat Systems	2,506	2,118
Marine Systems	1,754	1,731
Aerospace	2,681	2,360
Other*	317	313
Corporate**	1,019	1,088

	$11,829	$11,069

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

(N)  Condensed Consolidating Financial Statements

     The floating rate notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent owned subsidiaries of General Dynamics Corporation (the Guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the Guarantors on a combined basis (each Guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of June 30, 2002 and December 31, 2001 for the balance sheet, as well as the statements of earnings and cash flows for the three and six-month periods ended June 30, 2002 and July 1, 2001.

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended June 30, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$3,128	$383	$—	$3,511
Cost of sales	(7)	2,577	307	—	2,877
General and administrative expenses	—	191	33	—	224

OPERATING EARNINGS	7	360	43	—	410
Interest expense	9	1	4	—	14
Interest income	—	—	3	—	3
Other income, net	(1)	4	—	—	3

EARNINGS BEFORE INCOME TAXES	(3)	363	42	—	402
Provision for income taxes	11	115	13	—	139
Equity in net earnings of subsidiaries	277	—	—	(277)	—

NET EARNINGS	$263	$248	$29	$(277)	$263

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Six Months Ended June 30, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$5,929	$703	$—	$6,632
Cost of sales	(16)	4,855	572	—	5,411
General and administrative expenses	—	389	57	—	446

OPERATING EARNINGS	16	685	74	—	775
Interest expense	19	2	8	—	29
Interest income	—	1	5	—	6
Other expense, net	(2)	2	—	—	—

EARNINGS BEFORE INCOME TAXES	(5)	686	71	—	752
Provision for income taxes	(5)	242	23	—	260
Equity in net earnings of subsidiaries	492	—	—	(492)	—

NET EARNINGS	$492	$444	$48	$(492)	$492

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended July 1, 2001	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$2,898	$64	$—	$2,962
Cost of sales	(6)	2,337	51	—	2,382
General and administrative expenses	—	205	4	—	209

OPERATING EARNINGS	6	356	9	—	371
Interest expense	13	1	3	—	17
Interest income	1	1	—	—	2
Other expense, net	(4)	1	—	—	(3)

EARNINGS BEFORE INCOME TAXES	(10)	357	6	—	353
Provision for income taxes	(1)	124	3	—	126
Equity in net earnings of subsidiaries	236	—	—	(236)	—

NET EARNINGS	$227	$233	$3	$(236)	$227

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Six Months Ended July 1, 2001	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$5,508	$127	$—	$5,635
Cost of sales	(13)	4,448	104	—	4,539
General and administrative expenses	—	382	9	—	391

OPERATING EARNINGS	13	678	14	—	705
Interest expense	26	2	6	—	34
Interest income	4	3	—	—	7
Other income, net	(3)	10	(2)	—	5

EARNINGS BEFORE INCOME TAXES	(12)	689	6	—	683
Provision for income taxes	(39)	246	9	—	216
Equity in net earnings of subsidiaries	440	—	—	(440)	—

NET EARNINGS	$467	$443	$(3)	$(440)	$467

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
June 30, 2002	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$66	$—	$310	$—	$376
Accounts receivable	—	1,158	162	—	1,320
Contracts in process	83	1,545	219	—	1,847
Inventories
Work in process	—	610	—	—	610
Raw materials	—	364	4	—	368
Pre-owned aircraft	—	358	—	—	358
Other	—	33	1	—	34
Other current assets	129	223	79	—	431

Total Current Asserts	278	4,291	775	—	5,344

NONCURRENT ASSETS:
Property, plant and equipment	146	2,930	352	—	3,428
Accumulated depreciation, depletion & amortization of PP&E	(22)	(1,438)	(141)	—	(1,601)
Intangible assets	—	3,398	1,002	—	4,400
Accumulated amortization of intangible assets	—	(362)	(30)	—	(392)
Other assets	271	196	183	—	650
Investment in subsidiaries	9,618	—	—	(9,618)	—

Total Noncurrent Assets	10,013	4,724	1,366	(9,618)	6,485

	$10,291	$9,015	$2,141	$(9,618)	$11,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,194	$5	$24	$—	$1,223
Other current liabilities	194	2,639	821	—	3,654

Total Current Liabilities	1,388	2,644	845	—	4,877

NONCURRENT LIABILITIES:
Long-term debt	500	60	165	—	725
Other liabilities	286	810	142	—	1,238

Total Noncurrent Liabilities	786	870	307	—	1,963

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	777	3,750	1,120	(4,870)	777
Other shareholders’ equity	7,340	1,751	(131)	(4,748)	4,212

Total Shareholders’ Equity	8,117	5,501	989	(9,618)	4,989

	$10,291	$9,015	$2,141	$(9,618)	$11,829

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
December 31, 2001	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$174	$3	$265	$—	$442
Accounts receivable	—	833	163	—	996
Contracts in process	35	1,525	177	—	1,737
Inventories
Work in process	—	643	—	—	643
Raw materials	—	358	3	—	361
Pre-owned aircraft	—	254	—	—	254
Other	—	30	1	—	31
Other current assets	147	231	51	—	429

Total Current Asserts	356	3,877	660	—	4,893

NONCURRENT ASSETS:
Property, plant and equipment	157	2,888	493	—	3,538
Accumulated depreciation, depletion & amortization of PP&E	(19)	(1,406)	(345)	—	(1,770)
Intangible assets	—	3,139	989	—	4,128
Accumulated amortization of intangible assets	—	(332)	(38)	—	(370)
Other assets	235	210	205	—	650
Investment in subsidiaries	9,158	—	—	(9,158)	—

Total Noncurrent Assets	9,531	4,499	1,304	(9,158)	6,176

	$9,887	$8,376	$1,964	$(9,158)	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,165	$20	$26	$—	$1,211
Other current liabilities	154	2,573	641	—	3,368

Total Current Liabilities	1,319	2,593	667	—	4,579

NONCURRENT LIABILITIES:
Long-term debt	500	60	164	—	724
Other liabilities	356	776	106	—	1,238

Total Noncurrent Liabilities	856	836	270	—	1,962

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	694	3,737	1,117	(4,854)	694
Other shareholders’ equity	7,018	1,210	(90)	(4,304)	3,834

Total Shareholders’ Equity	7,712	4,947	1,027	(9,158)	4,528

	$9,887	$8,376	$1,964	$(9,158)	$11,069

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Six Months Ended June 30, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET CASH USED BY OPERATING ACTIVITIES	$(63)	$291	$110	$—	$338

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(213)	—	—	(213)
Capital Expenditures	(4)	(77)	(19)	—	(100)
Other, net	12	19	1	—	32

NET CASH USED BY INVESTING ACTIVITIES	8	(271)	(18)	—	(281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	27	—	—	—	27
Dividends paid	(116)	—	—	—	(116)
Other, net	34	(57)	(11)	—	(34)

NET CASH PROVIDED BY FINANCING ACTIVITIES	(55)	(57)	(11)	—	(123)

Cash sweep by parent	2	86	(88)	—	—

NET DECREASE IN CASH AND EQUIVALENTS	(108)	(3)	45	—	(66)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	174	3	265	—	442

CASH AND EQUIVALENTS AT END OF PERIOD	$66	$—	$310	$—	$376

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Six Months Ended July 1, 2001	Parent	Basis	Basis	Adjustments	Consolidated

NET CASH PROVIDED BY OPERATING ACTIVITIES	$(77)	$431	$15	$—	$369

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(336)	(375)	—	—	(711)
Capital Expenditures	(4)	(106)	—	—	(110)
Proceeds from sale of assets	—	70	—	—	70
Other, net	(2)	(1)	—	—	(3)

NET CASH USED BY INVESTING ACTIVITIES	(342)	(412)	—	—	(754)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	611	—	—	—	611
Net repayments of other debt, including finance operations	(149)	2	(10)	—	(157)
Dividends paid	(108)	—	—	—	(108)
Other, net	18	7	—	—	25

NET CASH PROVIDED BY FINANCING ACTIVITIES	372	9	(10)	—	371

Cash sweep by parent	30	(17)	(13)	—	—

NET DECREASE IN CASH AND EQUIVALENTS	(17)	11	(8)	—	(14)
CASH AND EQUIVALENTS AT BEGINNING OF YEAR	153	1	23	—	177

CASH AND EQUIVALENTS AT END OF PERIOD	$136	$12	$15	$—	$163

GENERAL DYNAMICS CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2002
(Dollars in millions, except per share amounts)

Forward-Looking Statements

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company’s successful execution of internal performance plans; general U.S. and international political and economic conditions; changing priorities or reductions in the U.S. government defense budget; termination of government contracts due to unilateral government action; program performance, including the ability to perform fixed-price contracts within estimated costs and performance issues with key suppliers and subcontractors; changing customer demand or preferences for business aircraft; reliance on a large fleet customer for a significant portion of the firm aircraft contracts backlog and the majority of the options backlog; the status or outcome of legal and/or regulatory proceedings; and the timing and occurrence (or non-occurrence) of circumstances beyond the company’s control. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to the company or any person acting on the company’s behalf are qualified by the cautionary statements in this section. The company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Business Overview

     The company’s businesses include information and communications technology, land and amphibious combat systems, naval and commercial shipbuilding, and business aviation. These are high technology businesses that use design, manufacturing and program management expertise together with advanced technology and the integration of complex systems as part of their everyday operations. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations and a diverse base of corporate and industrial buyers. The following discussion should be read in conjunction with the company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited consolidated financial statements included herein.

Results of Operations

Overview

     Net sales increased 19 percent to $3,500 for the three-month period and increased 18 percent to $6,600 for the six-month period ended June 30, 2002. Operating earnings for the three- and six-month periods grew by 11 percent and 10 percent, respectively, driven largely by revenue growth, business acquisitions in the Information Systems and Technology and Combat Systems business groups and performance improvements in the company’s Other businesses. General and administrative expenses increased over the prior year amounts on both a quarter and year-to-date basis, due to growth in the company’s business through acquisitions. General and administrative expenses as a percentage of net sales have remained consistent for the comparative periods. Quarter over quarter earnings per share increased by 15 percent. Year-to-date earnings per share is up 12 percent over the prior year, excluding a favorable tax adjustment recorded in the first quarter of 2001.

     The company ended the second quarter of 2002 with funded backlog of $20,500, up from $19,400 at year-end. Total backlog as of June 30, 2002 was $25,500, versus $26,800 at year-end. The company received new orders during the quarter totaling approximately $2,500.

Business Groups

     The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company also owns certain commercial operations, which are identified for reporting purposes as Other. The following table sets forth the net sales and operating earnings by business group for the three- and six-month periods ended June 30, 2002 and July 1, 2001:

	Three-Month Period Ended			Six-Month Period Ended

	June 30	July 1	Increase/	June 30	July 1	Increase/
	2002	2001	(Decrease)	2002	2001	(Decrease)

NET SALES:

Information Systems & Technology	$951	$670	$281	$1,822	$1,282	$540
Combat Systems	687	510	177	1,260	948	312
Marine Systems	916	947	(31)	1,780	1,809	(29)
Aerospace	880	765	115	1,643	1,477	166
Other	77	70	7	127	119	8

	$3,511	$2,962	$549	$6,632	$5,635	$997

OPERATING EARNINGS:

Information Systems & Technology	$90	$61	$29	$177	$121	$56
Combat Systems	81	56	25	136	104	32
Marine Systems	64	83	(19)	137	163	(26)
Aerospace	150	157	(7)	294	301	(7)
Other	25	14	11	31	16	15

	$410	$371	$39	$775	$705	$70

Information Systems and Technology

     Net sales and operating earnings increased significantly during the three- and six-month periods ended June 30, 2002 compared to the prior year periods. This growth results from the acquisition of Decision Systems at the end of September 2001 combined with strong organic growth, led by the Bowman program, which was awarded in July 2001. Despite a limited amount of commercial credit exposure experienced during the quarter, operating margins increased for the three months ended June 30, 2002 versus the second quarter of 2001 due to improved performance in the group’s core government businesses and the addition of Decision Systems. The operating margins experienced in the first half of the year are expected to continue through the remainder of 2002.

Combat Systems

     Net sales and operating earnings increased for the three- and six-month periods ended June 30, 2002 due largely to organic growth across the group, including production work on the new Stryker program, volume on munitions programs and additional research and development on the Advanced Amphibious Assault Vehicle program. Excluding the effect of business acquisitions, net sales and operating earnings were up 23 and 32 percent, respectively, for the quarter. The group experienced higher operating margins during the quarter as compared to the prior year, driven by a shift in product mix to higher margin production, including the Stryker program and various munitions programs. Operating margins for the second half of 2002 are expected to remain consistent with those of the first six months as sales volume continues to increase.

     On June 14, 2002, the company acquired the outstanding stock of Advanced Technical Products, Inc. (ATP). Operating results of ATP have been included with those of the company from the date of acquisition. ATP manufactures advanced composite-based products and develops and produces biological and chemical detection systems, tactical deception equuipment and mobile shelter systems. ATP is expected to add approximately $130 in revenues to the operating results of the Combat Systems business group for the year.

Marine Systems

     Net sales and operating earnings were down during the three- and six-month periods ended June 30, 2002 as a result of program delays at Bath Iron Works, design-production transition problems on the TOTE program and a shift in work toward early-stage design and cost-plus production programs, including the Virginia-class submarine, LPD amphibious ship and commercial ship contracts. As a result of these factors, operating margins during the quarter dropped slightly compared to the prior year quarter. Operating margins are expected to improve slightly by the end of 2002 with the additions to backlog discussed below.

     In June 2002, the company signed a memorandum of understanding with the Navy and Northrop Grumman Corporation to transfer ship construction between the two companies’ shipyards. As a result of this agreement, the company is in the process of transfering the contract for four LPD amphibious ships in return for three Areligh Burke (DDG 51) Class destroyers, one of which was awarded to the company in August 2002 (see Backlog section of Management’s Discussion and Analysis).

     In February 2002, a team led by the company submitted a proposal to the Navy to be the prime contractor for the design phase of the DD(X), the next generation family of surface combatants. On April 29, 2002, the Navy notified the company that it had selected another company for the award of the DD(X) design contract. On May 9, 2002, the company filed a “bid protest” before the U.S. General Accounting Office (GAO) challenging the fairness of the Navy’s DD(X) evaluation process. The Navy filed its

An agency report was filed by the Navy in response to the protest on June 17, 2002. The GAO has heard all evidence from both parties, and a decision is expected during the third quarter of 2002.

Aerospace

     Operating earnings for the three- and six-month periods ended June 30, 2002 were essentially even with the comparative periods of a year ago on higher sales volume. The increase in net sales is due primarily to deliveries of G100 and G200 aircraft. Operating margins are down from 2001 due to the introduction of the lower margin G100 and G200 aircraft, as well as general pricing pressure in the new aircraft market. Gulfstream delivered 24 and 51 green aircraft and 29 and 54 completions during the current three- and six-month periods, respectively. In the year-ago three- and six-month periods, Gulfstream delivered 17 and 35 green aircraft and 21 and 36 completions, respectively. The weakened demand for new aircraft and the pricing pressure experienced during the first half of 2002 are expected to continue through the balance of the year.

     As previously discussed in the company's 2001 Annual Report, following UAL Corporation’s announcement on March 22, 2002 that it was closing its Avolar subsidiary, the company terminated its agreements with Avolar. At the time UAL Corporation announced the closure of its Avolar subsidiary, the company had two green aircraft available for delivery to Avolar and had five additional aircraft in various stages of production for delivery later in 2002. The company subsequently sold both green aircraft, as well as two of the five additional aircraft that were in production. Revenue and operating earnings in the first half of 2002 were somewhat lower than anticipated as a result of these events. The company believes that it will be able to sell the three remaining in-production aircraft this year.

Other

     Net sales and operating earnings increased during the three- and six-month periods ended June 30, 2002 due to increased volume and improved performance at the coal and aggregates businesses. Also favorably impacting operating earnings during the period was a non-recurring charge associated with the coal operations recorded in the prior year.

Backlog

     The following table details the backlog of each business group as calculated at June 30, 2002 and December 31, 2001:

	June 30	December 31
	2002	2001

Information Systems & Technology	$5,135	$4,971
Combat Systems	5,171	5,194
Marine Systems	8,758	10,060
Aerospace	6,160	6,273
Other	295	334

Total backlog	$25,519	$26,832

Funded backlog	$20,546	$19,384

Defense Businesses

     Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog for government programs represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency.

     In August 2002, the company was awarded a contract valued at $464 to build an Arleigh Burke (DDG 51) Class destroyer. The award is the first resulting from the work transfer arrangement between the company, Northrop Grumman Corporation and the Navy (see Results of Operations section of Management’s Discussion and Analysis). This award brings the company’s backlog of DDG 51 destroyers to eight ships.

     In July 2002, the company’s Information Systems and Technology business group was awarded an indefinite delivery/indefinite quantity contract with a potential value of $260 by the Air Force for manufacturing and integrating Theater Deployable Communications Integrated Communications Access Packages (TDC ICAP). To date, $20 has been funded.

     In July 2002, the Navy exercised an option valued at $290 to build a third ship under the company’s T-AKE program, a new class of combat logistics force ships. The original contract, awarded in October 2001, included two base ships and ten additional ships over six years, for a potential contract value of approximately $3,700.

Aerospace

     Aerospace funded aircraft backlog represents orders for which the company has entered into definitive purchase contracts and has received non-refundable deposits from the customers. Unfunded aircraft backlog includes options to purchase new aircraft and agreements to provide future aircraft maintenance and support services. A significant portion of the Aerospace backlog consists of an agreement with an unaffiliated customer who purchases the aircraft for use in its fractional ownership program, Executive Jet International (Executive Jet). Backlog with Executive Jet, a unit of Berkshire

Hathaway and the leader in the fractional aircraft market, represents 41 percent of funded and 88 percent of unfunded Aerospace backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

     Net cash from operating activities decreased from the prior year due to an overall increase in working capital resulting primarily from the timing of aircraft payments in the Aerospace group. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

     As discussed further in Note L to the Unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been in progress since 1991. In the event the company is ultimately found to have been in default on the contract, the government contends the company’s liability for principal and interest would be approximately $1.2 billion pretax, or $640 after-tax. The company believes it has sufficient resources under current borrowing arrangements to pay such an obligation, if required, while still retaining ample liquidity through internally generated cash flow from operations, additional borrowing capacity, as well as the ability to raise capital in the equity markets.

Investing Activities

     Net cash used by investing activities was $281 and $754 for the six-month periods ended June 30, 2002 and July 1, 2001, respectively. Cash flow from investing activities decreased from the prior year primarily due to decreased acquisition activity in the first half of 2002 as compared to the same period in 2001.

     On June 14, 2002, the company acquired the outstanding stock of ATP  for $214 in cash, plus the assumption of $43 in outstanding debt, which was repaid at the time of the acquisition. The company financed the acquisition by issuing commercial paper.

Financing Activities

     Financing activities used cash of $123 in the first half of 2002 versus cash provided of $371 in the comparative 2001 period. This difference results from the company’s issuance of commercial paper in the first half of 2001 to finance business acquisitions. In 2002, the company was able to complete the acquisition of ATP without a significant net increase in outstanding commercial paper.

     On March 6, 2002, the company’s board of directors declared an increased regular quarterly dividend of $.30 per share. The company had previously increased the quarterly dividend to $.28 per share in March 2001.

     Also included in financing activities are the company’s stock repurchases. On March 7, 2000, the company’s board of directors authorized management to repurchase in the open market up to 10 million shares of the company’s issued and outstanding common stock. During the first half of 2002, the company repurchased approximately 130,000 shares for $10. During the first half of 2001, the company repurchased approximately 288,000 shares for $20. From the date of authorization through the first quarter of 2002, the company has repurchased approximately 5.7 million shares for approximately $330.

     The company had approximately $1,900 of debt outstanding at June 30, 2002 and December 31, 2001, including commercial paper of approximately $1,200 at the end of each period. The company may convert a portion of this commercial paper to term debt, depending on market conditions, to take advantage of low interest rates and to stabilize its cost of financing.

Additional Financial Information

Contractual Obligations and Commercial Commitments

     The following table sets forth information about contractual obligations and commercial commitments of the company as of June 30, 2002.

	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 year	Years	Years	5 years

Commercial paper, net	$1,194	$1,194	$—	$—	$—
Operating leases	560	74	274	212	—
Floating rate notes	500	—	500	—	—
Senior notes	150	—	—	150	—
Term debt	50	5	15	10	20
Capital lease obligation	26	2	9	6	9
Drawn line of credit	21	21	—	—	—
Note payable (Spanish Gov’t)	18	4	12	2	—

	$2,519	$1,300	$810	$380	$29

	Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amount	Less than	1-3	4-5	Over
Commitments	Committed	1 year	Years	Years	5 years

Letters of credit	$735	$589	$67	$58	$21
Trade-in options	648	99	549	—	—

	$1,383	$688	$616	$58	$21

     In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers aggregating approximately $735. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under contracts entered into by the subsidiaries. The company is aware of no event of default that would require it to satisfy these guarantees. (See Note H and Note K to the Unaudited Consolidated Financial Statements for further discussion.)

Provision for Income Taxes

     During the first quarter of 2001, the company reduced its liabilities for tax contingencies. The company recognized a non-cash benefit of $28, or $.14 per diluted share, as a result of this adjustment. For further discussion of this and other tax matters, as well as a discussion of the net deferred tax asset, see Note J to the Unaudited Consolidated Financial Statements.

Environmental Matters and Other Contingencies

     For a discussion of environmental matters and other contingencies, see Notes K and L to the Unaudited Consolidated Financial Statements. The company’s liability, in the aggregate, with respect to these matters, is not expected to have a material impact on the company’s results of operations, financial condition or cash flows.

New Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities” in June 2002. SFAS 146 nullifies previous guidance on this issue and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at its fair value in the period in which the liability is incurred. The company is required to adopt the provisions of this statement for exit or disposal activities initiated after December 31, 2002. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” in April 2002. SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modifications are effective for transactions occurring after May 15, 2002. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in October 2001. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, including discontinued operations. The statement also broadens the definition of discontinued operations. The company adopted SFAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” in August 2001. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. The company is required to adopt SFAS 143 on January 1, 2003. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

     The company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives, and require an impairment assessment at least annually by applying a fair-value-based test. Intangible assets with a finite life will continue to be amortized over their useful life. Upon adoption of SFAS 142, the company reclassified certain previously recognized intangible assets to goodwill in accordance with the definitions provided in the statement. In addition, the company completed the required transitional goodwill impairment test during the first quarter of 2002, and no impairment of goodwill was identified.

Critical Accounting Policies

     Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based upon the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates, including those related to long-term contracts and programs, pre-owned aircraft inventory, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The policies that management believes are critical and require the use of significant business judgment in their application are as follows:

Revenue Recognition

     Sales and earnings under long-term defense contracts and programs are accounted for using the percentage-of-completion method of accounting. The company follows the guidelines of AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, except that revisions of estimated profits on contracts are included in earnings under the reallocation method, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining life of the contract, while under the cumulative catch-up method such impact would be recognized immediately.

     Profit is estimated based on the difference between total estimated revenue and total estimated cost of a contract and is recognized evenly over the remaining life of the contract based on either input or output measures, as appropriate to the circumstances. Application of the percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, availability of materials, the impact of delayed performance, availability and timing of funding from the customer and the timing of product deliveries, and these estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of the company’s contracts. The company reviews its contract estimates periodically to assess revisions in contract values and estimated costs at completion and reflects changes in estimates in the current and future periods under the reallocation method.

Pre-owned Aircraft Inventories

     In connection with orders for new aircraft, the company periodically offers customers trade-in options. Under these options, if exercised, the company will accept trade-in aircraft at a trade-in price determined at the time of trade and based on estimated fair value. Once acquired in connection with a sale of new aircraft, pre-owned aircraft are recorded at the lower of trade-in value or estimated net realizable value. Net realizable value is determined by using both internal and external aircraft valuations. These valuations involve estimates and assumptions with respect to many factors including current market conditions, future market conditions, the age and condition of the aircraft and availability levels for the aircraft in the market, and these estimates require the use of judgment. Gross margins on sales of pre-owned aircraft can vary from year to year depending upon the mix of aircraft sold and current market conditions. Historically, gross margins on pre-owned aircraft sales have been at or near break-even.

Commitments and Contingencies

     The company is subject to litigation and other legal proceedings arising out of the ordinary course of its business or arising under provisions relating to the protection of the environment. Estimating liabilities and costs associated with these matters requires judgment. When estimates of the company’s exposure from claims or pending or threatened litigation matters meet the criteria for accrual in Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, amounts are recorded as charges against earnings. The ultimate resolution of any exposure to the company may change as further facts and circumstances become known.

Contracts in Process

     Contracts in process related to contracts with the U.S. government include costs required to be recorded under accounting principles generally accepted in the United States that are not currently allocable to contracts, such as a portion of the company's estimated worker's compensation, other insurance-related assessments, retirement benefits and environmental expenses. Recovery of these costs under contracts is considered probable based primarily on the costs priced in the company's backlog, the majority of which relates to contracts for which the company is the sole source or one of two suppliers on long-term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company's remaining contracts could be adversely affected.

     With respect to the company’s critical accounting policies, management believes that the application of judgment is consistently applied and produces financial information which fairly depicts the results of operations for all periods presented.

GENERAL DYNAMICS CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
June 30, 2002

     The company has no material market risk sensitive instruments, positions or transactions. There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

GENERAL DYNAMICS CORPORATION
PART II — OTHER INFORMATION
June 30, 2002

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Note K, Commitments and Contingencies, and Note L, Termination of A-12 Program, to the Unaudited Consolidated Financial Statements in Part I, which are incorporated herein by reference, for statements relevant to activities during the period covering certain litigation to which the company is a party.

ITEM 4. SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on May 1, 2002.
(b) & (c)	A brief discussion of each matter voted upon at the Annual Meeting and the number of votes cast is as follows:

Matter	Votes Cast

	For	Withheld

Election of Directors:
N.D. Chabraja	168,838,725	3,825,571
J.S. Crown	168,829,118	3,835,178
L. Crown	168,781,245	3,883,051
C.H. Goodman	168,811,982	3,852,314
G.A. Joulwan	168,821,902	3,842,394
P.G. Kaminski	168,494,429	4,169,867
J.R. Mellor	168,453,908	4,210,388
C.E. Mundy, Jr.	168,820,791	3,843,505
C.A.H. Trost	168,811,064	3,853,232

	For	Against	Abstain

Amendment to the Certificate of Incorporation	161,007,664	10,697,531	959,101

	For	Against	Abstain

Shareholder Proposal Weaponization of Space	10,340,811	134,965,481	8,477,677

	For		Against	Abstain

Various Proposals by Bart Naylor on behalf of John Chevedden		100	172,664,296	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.13*	Employment Agreement between the company and N.D. Chabraja dated August 7, 2002
10.14*	General Dynamics Supplemental Executive Retirement Plan
10.15*	Executive Life Insurance Policy provided by Aetna Life Insurance Company
10.16*	Excess Liability Policy provided by CNA Insurance Company
10.17*	Accidental Death & Dismemberment Policy provided by Lloyd’s, London
10.18*	Split-Dollar Insurance Agreement between the company and the Mellor Family Irrevocable Trust, and the Trustees (as defined therein) dated November 21, 1994
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b)	Reports on Form 8-K
On June 7, 2002, the company reported to the Securities and Exchange Commission under Item 4, Changes in Registrant’s Certifying Accountant, that Arthur Andersen LLP had informed the company that it would no longer be able to fulfill its services as our independent public accountant, and that as a result, we selected KPMG LLP to serve as our independent public accountants for the current fiscal year.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by /s/ John W. Schwartz John W. Schwartz Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: August 14, 2002