Form 10-Q
period 2002-09-29
GENERAL DYNAMICS CORP
filed 2002-11-12
CIK 40533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

     200,933,489 shares of the registrant’s common stock, $1 par value per share, were outstanding at October 27, 2002.

GENERAL DYNAMICS CORPORATION
INDEX

GENERAL DYNAMICS CORPORATION
PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(Amounts in millions)

	September 29
	2002	December 31
	(Unaudited)	2001

ASSETS
CURRENT ASSETS:
Cash and equivalents	$468	$442
Accounts receivable	1,156	996
Contracts in process	1,924	1,737
Inventories	1,554	1,289
Other current assets	389	429

Total Current Assets	5,491	4,893

NONCURRENT ASSETS:
Property, plant and equipment, net	1,826	1,768
Intangible assets, net	504	648
Goodwill, net	3,572	3,110
Other assets	697	650

Total Noncurrent Assets	6,599	6,176

	$12,090	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt	$1,293	$1,211
Accounts payable	1,041	904
Other current liabilities	2,624	2,464

Total Current Liabilities	4,958	4,579

NONCURRENT LIABILITIES:
Long-term debt	728	724
Other liabilities	1,283	1,238
Commitments and contingencies (See Note K)

Total Noncurrent Liabilities	2,011	1,962

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	755	694
Retained earnings	5,358	4,778
Treasury stock	(997)	(930)
Accumulated other comprehensive income (loss)	5	(14)

Total Shareholders’ Equity	5,121	4,528

	$12,090	$11,069

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Amounts in millions, except per share amounts)

	Three Months Ended

	September 29	September 30
	2002	2001

NET SALES	$3,289	$3,020
OPERATING COSTS AND EXPENSES	2,881	2,644

OPERATING EARNINGS	408	376
Interest expense, net	(11)	(13)
Other income (expense), net	8	(5)

EARNINGS BEFORE INCOME TAXES	405	358
Provision for income taxes	137	128

NET EARNINGS	$268	$230

NET EARNINGS PER SHARE:
Basic	$1.33	$1.14

Diluted	$1.32	$1.13

DIVIDENDS PER SHARE	$0.30	$0.28

SUPPLEMENTAL INFORMATION:
General and adminstrative expenses included in operating costs and expenses	$193	$186

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Amounts in millions, except per share amounts)

	Nine Months Ended

	September 29	September 30
	2002	2001

NET SALES	$9,921	$8,655
OPERATING COSTS AND EXPENSES	8,738	7,574

OPERATING EARNINGS	1,183	1,081
Interest expense, net	(34)	(40)
Other income, net	8	—

EARNINGS BEFORE INCOME TAXES	1,157	1,041
Provision for income taxes	397	344

NET EARNINGS	$760	$697

NET EARNINGS PER SHARE:
Basic	$3.77	$3.47

Diluted	$3.74	$3.44

DIVIDENDS PER SHARE	$0.90	$0.84

SUPPLEMENTAL INFORMATION:
General and adminstrative expenses included in operating costs and expenses	$639	$577

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Amounts in millions)

	Nine Months Ended

	September 29	September 30
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$760	$697
Adjustments to reconcile net earnings to net cash provided by operating activities-
Depreciation, depletion and amortization of property, plant and equipment	144	127
Amortization of intangible assets and goodwill	25	68
Deferred income tax provision	125	42
(Increase) decrease in current assets, net of effects of business acquisitions-
Accounts receivable	(139)	(79)
Contracts in process	(138)	(120)
Inventories	(280)	(180)
Increase (decrease) in liabilities, net of effects of business acquisitions-
Accounts payable	107	(22)
Customer deposits on commercial contracts	(136)	(129)
Billings in excess of costs and estimated profits	113	116
Income Taxes Payable	8	93
Other, net	3	50

Net Cash Provided by Operating Activities	592	663

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(281)	(1,452)
Capital expenditures	(146)	(237)
Proceeds from sale of assets	35	81
Other, net	9	(17)

Net Cash Used by Investing Activities	(383)	(1,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	110	1,147
Proceeds from issuance of floating rate notes	—	500
Net repayments of other debt	(82)	(158)
Dividends paid	(176)	(163)
Purchases of common stock	(81)	(20)
Proceeds from option exercises	55	58
Other, net	(9)	—

Net Cash (Used) Provided by Financing Activities	(183)	1,364

NET DECREASE IN CASH AND EQUIVALENTS	26	402
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	442	177

CASH AND EQUIVALENTS AT END OF PERIOD	$468	$579

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$261	$176
Interest, including finance operations	$38	$47

The accompanying Notes to Unaudited Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in millions, except per share amounts)

(A)  Basis of Preparation

     The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three- and nine-month periods ended September 29, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

     In the opinion of the company, the unaudited consolidated financial statements contain all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three- and nine-month periods ended September 29, 2002, and September 30, 2001.

(B)  New Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” in June 2002. SFAS 146 nullifies previous guidance on this issue and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at its fair value in the period in which the liability is incurred. The company is required to adopt the provisions of this statement for exit or disposal activities initiated after December 31, 2002. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in April 2002. SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modifications are effective for transactions occurring after May 15, 2002. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August 2001. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, including discontinued operations. The statement also broadens the definition of discontinued operations. The company adopted SFAS 144 on January 1,

2002. The adoption of this standard did not have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. The company is required to adopt SFAS 143 on January 1, 2003. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

(C)  Comprehensive Income

     Comprehensive income was $284 and $241 for the three-month periods and $779 and $711 for the nine-month periods ended September 29, 2002, and September 30, 2001, respectively. Comprehensive income consists primarily of net earnings ($268 and $230 for the three-month periods and $760 and $697 for the nine-month periods ended September 29, 2002, and September 30, 2001, respectively), foreign currency translation adjustments and fair value adjustments for both a currency swap (see Note H) and available for sale securities.

(D)  Earnings Per Share

     Basic and diluted weighted-average shares outstanding were as follows (in thousands) for the three- and nine-month periods ended September 29, 2002, and September 30, 2001:

	Three Months Ended		Nine Months Ended

	September 29	September 30	September 29	September 30
	2002	2001	2002	2001

Basic	201,627	201,452	201,483	200,961
Diluted	203,121	203,570	203,099	202,798

(E)  Contracts in Process

     Contracts in process primarily represent costs and accrued profit related to defense contracts and programs and consisted of the following:

	September 29	December 31
	2002	2001

Net contract costs and estimated profits	$1,234	$1,006
Other contract costs	690	731

	$1,924	$1,737

     Contract costs are net of advances and progress payments and include production costs and related overhead, such as general and administrative expenses, as well as contract recoveries for such issues as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $40 and $9 as of September 29, 2002, and December 31, 2001, respectively. Revenue associated with these issues is not recognized as either income or as an offset against a potential loss until recovery can be reliably estimated and its realization is probable. Other contract costs primarily represent amounts required to be recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. Recovery of these costs under contracts is considered probable based primarily on the costs priced in the company’s backlog, the majority of which relates to contracts for which the company is the sole source or one of two suppliers on long-term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

(F)  Inventories

     Inventories consisted primarily of commercial aircraft components, as follows:

	September 29	December 31
	2002	2001

Work in process	$726	$643
Raw materials	380	361
Pre-owned aircraft	417	254
Other	31	31

	$1,554	$1,289

     Other inventories consisted primarily of coal and aggregates, which are stated at the lower of average cost or estimated net realizable value.

(G)  Intangible Assets and Goodwill, Net

     The company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives. Intangible assets with a finite life continue to be amortized over their useful life. The standard also requires an impairment assessment at least annually by applying a fair-value-based test. The company completed the required transitional goodwill impairment test during the first quarter of 2002, and no impairment of goodwill was identified.

     The following table presents comparative earnings data as if SFAS 142 had been adopted January 1, 2001:

	Three Months Ended		Nine Months Ended

		(Adjusted)		(Adjusted)
	September 29	September 30	September 29	September 30
	2002	2001	2002	2001

Reported net earnings	$268	$230	$760	$697
Add back: Amortization, net of tax effect	—	8	—	33

Adjusted net earnings	$268	$238	$760	$730

Basic earnings per share:
Reported basic net earnings per share	$1.33	$1.14	$3.77	$3.47
Adjusted for amortization	—	0.04	—	0.16

Adjusted basic net earnings per share	$1.33	$1.18	$3.77	$3.63

Diluted earnings per share:
Reported diluted net earnings per share	$1.32	$1.13	$3.74	$3.44
Adjusted for amortization	—	0.04	—	0.16

Adjusted diluted net earnings per share	$1.32	$1.17	$3.74	$3.60

     The purchase prices of acquired businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Certain of the estimates related to the company’s acquisition of Advanced Technical Products, Inc. on June 14, 2002, and of Command System Incorporated on August 27, 2002, are still preliminary at September 29, 2002. The company is awaiting the finalization of the appraisal of assets acquired and the identification and valuation of intangible assets acquired. The company expects this analysis to be completed during the fourth quarter of 2002.

     Upon adoption of SFAS 142, the company reclassified certain previously recognized identifiable intangible assets to goodwill in accordance with the definitions provided in the statement. The changes in the carrying amount of goodwill by business group for the nine months ended September 29, 2002, were as follows:

	December 31	Adoption of		September 29
	2001	SFAS 142	Acquisitions(a)	2002

Information Systems & Technology	$2,064	$81	$86	$2,231
Combat Systems	514	—	286	800
Marine Systems	193	—	—	193
Aerospace	338	—	9	347
Other	1	—	—	1

	$3,110	$81	$381	$3,572

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.

     Intangible assets consisted of the following:

	September 29			December 31
	2002			2001

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangible assets	$481	$(98)	$383	$606	$(98)	$508
Other intangible assets	189	(87)	102	195	(74)	121

	$670	$(185)	$485	$801	$(172)	$629

Unamortized intangible assets:
Trademarks	$19	$—	$19	$19	$—	$19

     Contract and program intangibles are amortized on a straight-line basis over periods ranging from eight to 40 years. Other intangible assets consisted primarily of aircraft product design, customer lists, software and licenses, which are amortized over periods ranging from three to 21 years.

     Amortization expense was $8 and $25 for the three- and nine-month periods ended September 29, 2002, and $21 and $68 for the three- and nine-month periods ended September 30, 2001, respectively. The company expects to record annual amortization expense of approximately $35 in each of the next five years related to these intangible assets.

(H)  Debt

     Debt (excluding finance operations) consisted of the following:

	September 29	December 31
	2002	2001

Commercial paper, net of unamortized discount	$1,276	$1,165
Floating rate notes	500	500
Senior notes	150	150
Term debt	50	50
Industrial development bonds	—	15
Other	45	55

	2,021	1,935
Less current portion	1,293	1,211

	$728	$724

     The company’s primary source of funding is commercial paper, which as a short-term borrowing instrument, subjects the company to changes in interest rates. As of September 29, 2002, the company had $1,279 par value discounted commercial paper outstanding at an average yield of approximately 1.85 percent with an average maturity of approximately 49 days. The company has $1,975 in bank credit facilities, which serve as back-up liquidity facilities to the commercial paper program. These credit facilities are comprised of a $975 364-day facility expiring in July 2003, with provision to extend for one year at the company’s option when drawn, and a $1,000 multi-year facility expiring in July 2006. The company’s commercial paper issuances and the bank credit facilities are guaranteed by certain of the company’s 100-percent owned subsidiaries.

     As of September 29, 2002, the company had outstanding $500 of three-year floating rate notes due September 1, 2004, that are registered under the Securities Act of 1933, as amended. Interest on the notes resets quarterly at three-month LIBOR plus 0.22 percent, and is payable each March, June, September and December. The notes had an average interest rate of 2.09 percent for the three months ended September 29, 2002. The notes are redeemable at the company’s option in whole or in part at any time after September 1, 2002, and prior to their maturity at 100 percent of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed. These floating rate notes are guaranteed by certain of the company’s 100-percent owned subsidiaries. See Note N for condensed consolidating financial statements.

     The senior notes are privately-placed U.S. dollar-denominated notes held by one of the company’s Canadian subsidiaries. Interest is payable semi-annually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap, which fixes its foreign currency variability on both the principal and interest components of these notes. As of September 29, 2002, the fair value of this currency swap was a $19 asset, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are guaranteed by General Dynamics Corporation.

     The term debt was assumed in connection with the company’s acquisition of Primex Technologies, Inc. Sinking fund payments of $5 are required in December of each of the years 2002 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually. The term debt is guaranteed by General Dynamics Corporation.

     The industrial development bonds were fully retired on April 12, 2002.

     As of September 29, 2002, other consisted of $3 related to a leasehold interest, $9 drawn under a $78 line of credit, a $19 note payable to a Spanish government entity and two capital lease arrangements totaling $14.

     The company has substantial additional borrowing capacity.

     (I)  Liabilities

     A summary of significant liabilities, by balance sheet caption, follows:

	September 29	December 31
	2002	2001

Billings in excess of costs and estimated profits	$520	$407
Workers’ compensation	480	473
Retirement benefits	302	264
Customer deposits on commercial contracts	259	358
Salaries and wages	228	225
Other	835	737

Other Current Liabilities	$2,624	$2,464

Retirement benefits	$347	$340
Deferred U.S. federal income taxes	277	215
Customer deposits on commercial contracts	80	100
Accrued costs on disposed businesses	69	85
Coal mining related liabilities	67	71
Other	443	427

Other Liabilities	$1,283	$1,238

     (J)  Income Taxes

     The company had a net deferred tax asset of $57 and $143 at September 29, 2002 and December 31, 2001, respectively. The current portion of the net deferred tax asset was $287 and $331 at September 29, 2002, and December 31, 2001, respectively, and was included in other current assets on the Consolidated Balance Sheet. Based on the company’s projected earnings and current backlog, no material valuation allowance was required for the company’s deferred tax assets at September 29, 2002 and December 31, 2001.

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

     On May 7, 1999, a whistleblower suit was filed under seal against the company in the United States Bankruptcy Court for the District of South Carolina. The plaintiff alleges that the company violated the False Claims Act by omitting certain facts when it testified before Congress in 1995 concerning funding for the third Seawolf-attack submarine. The plaintiff sought damages in the amount of the contract award for the third Seawolf, subject to trebling under the False Claims Act. The Department of Justice declined to intervene in the case on the plaintiff’s behalf and the suit was unsealed in December 2000. The complaint was removed to the United States District Court for the District of South Carolina. On October 15, 2002, the District Court entered an order granting the company’s motions for summary judgment and directed the court to enter judgment on behalf of the company. The plaintiff may appeal the judgment. The company believes that any such motion or appeal by the plaintiff is likely to be denied.

     Following UAL Corporation’s announcement on March 22, 2002 that it was closing its Avolar subsidiary, which was to engage in a business jet aircraft fractional ownership program, the company terminated its agreements with Avolar. The company retained deposits totaling $50 related to this transaction. On May 28, 2002, United BizJet Holdings, Inc., a subsidiary of UAL Corporation, filed a claim against the company in the Circuit Court of Cook County, Illinois seeking the return of the Avolar deposits. On October 11, 2002, the Circuit Court dismissed United BizJet’s complaint without prejudice for failure to engage in mandatory pre-litigation mediation. The company believes that it has substantial defenses against this claim. The company further believes that it has a meritorious action against Avolar for lost volume damages as a result of Avolar’s breach of its agreements with the company. The company believes the outcome of this matter will not have a material impact on the company’s results of operations, financial condition or cash flows.

     Various claims and other legal proceedings generally incidental to the ordinary course of business are pending or threatened against the company. While the company cannot predict the outcome of these matters, the company believes its potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on the company’s results of operations, financial condition or cash flows.

     Environmental

     The company’s operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental responses at some of the company’s current and former facilities, and at third-party sites not owned by the company but where the company has been designated a “Potentially Responsible Party”

(PRP) by the EPA or a state environmental agency. The company is also involved in the investigation, cleanup and remediation of various conditions at current and former company sites where the release of hazardous materials may have occurred. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable costs, and therefore reimbursed by the U.S. government. Based on a site by site review and analyses by outside counsel and environmental consultants, the company believes that its liability at any individual site, or in the aggregate, arising from such sites at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP, is not material to the company’s results of operations, financial condition or cash flows. Moreover, based on all known facts and expert analyses, the company does not believe that the range of additional loss beyond what has been recorded that is reasonably possible would be material to the company’s results of operations, financial condition or cash flows.

     Other

     In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers aggregating approximately $829 at September 29, 2002. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

     As of September 29, 2002, in connection with orders for 16 Gulfstream V-SPs and two Gulfstream 200 aircraft in firm contracts backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft, primarily Gulfstream IVs/IV-SPs and Gulfstream Vs, at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2004 and total $567 as of September 29, 2002, down from $648 in the second quarter.

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

     On July 1, 1999, the U.S. Court of Appeals for the Federal Circuit found that the Trial Court erred in converting the termination for default to a termination for convenience without first determining whether a default existed. The Court of Appeals remanded the case for determination of whether the government’s default termination was justified. On August 31, 2001, following the trial on remand, the Trial Court issued an opinion upholding the default termination of the A-12 contract. In its opinion, the Trial Court rejected all of the government’s arguments to sustain the default termination except for one, schedule. With respect to the government’s schedule arguments, the Trial Court held that the schedule the government unilaterally imposed was reasonable and enforceable, and that the government had not waived that schedule. On the sole ground that the contractors were not going to deliver the first aircraft on the date provided in the unilateral schedule, the Trial Court upheld the default termination and entered judgment for the government.

     The contractors filed post-trial motions seeking reconsideration by the Trial Court of its opinion and judgment. On October 4, 2001, the Trial Court denied the contractors’ post-trial motions. On November 30, 2001, the company filed its notice of appeal, and during 2002, the contractors and the Navy filed their respective appellate briefs with the Court of Appeals.

     Following the August 31, 2001 decision of the Trial Court, the Navy and the contractors discussed the continued deferral of the payment of the $1,352 in unliquidated progress payments, plus interest, by an extension of the deferment agreement between the parties pursuant to which the Navy had deferred collection since 1991. No agreement was reached concerning this issue, though the contractors do not believe that the Trial Court’s decision triggers their obligation to make payment to the Navy. The Navy took no action to collect this amount from the contractors and settlement negotiations were conducted by the parties. On August 30, 2002, the Navy notified the contractors in writing that unless they paid, within 30 days, these unliquidated progress payments plus interest (approximately $2,300), it would turn the matter over to the Defense Finance and Accounting Service for collection. The contractors have advised the Navy that they would resist collection as improper. To date, no collection effort by the Navy has commenced.

     The company continues to believe strongly in the merits of its case. The company believes that the Trial Court applied incorrect legal standards and otherwise erred as a matter of law. The company believes that it has substantial arguments on appeal to persuade the Court of Appeals to reverse the Trial Court’s judgment.

     If, contrary to the company’s expectations, the default termination is sustained on appeal, the contractors could be required to repay the government as much as $1,352 for progress payments received for the A-12 contract plus interest (approximately $1,015 at September 29, 2002). This would result in liability of approximately $1,200 pretax, $670 after-tax to be taken as a charge against discontinued operations. The company has sufficient resources to pay such an obligation if required.

(M)  Business Group Information

     The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from information and communications systems/technology, land and amphibious combat systems, naval and commercial shipbuilding, and business aviation, respectively. The company measures each group’s profit based on operating earnings. As a result, net interest, other income and expense items and income taxes have not been allocated to the company’s business groups.

     Summary financial information for each of the company’s business groups follows:

	Three Months Ended

	Net Sales		Operating Earnings

	September 29	September 30	September 29	September 30
	2002	2001	2002	2001

Information Systems & Technology	$895	$647	$119	$59
Combat Systems	707	545	80	58
Marine Systems	863	912	78	82
Aerospace	739	838	100	161
Other *	85	78	31	16

	$3,289	$3,020	$408	$376

	Nine Months Ended

	Net Sales		Operating Earnings

	September 29	September 30	September 29	September 30
	2002	2001	2002	2001

Information Systems & Technology	$2,717	$1,929	$296	$180
Combat Systems	1,967	1,493	216	162
Marine Systems	2,643	2,721	215	245
Aerospace	2,382	2,315	394	462
Other *	212	197	62	32

	$9,921	$8,655	$1,183	$1,081

	Identifiable Assets

	September 29	December 31
	2002	2001

Information Systems & Technology	$3,654	$3,459
Combat Systems	2,499	2,118
Marine Systems	1,805	1,731
Aerospace	2,730	2,360
Other*	320	313
Corporate**	1,082	1,088

	$12,090	$11,069

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

(N)  Condensed Consolidating Financial Statements

     The floating rate notes are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent owned subsidiaries of General Dynamics Corporation (the Guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the Guarantors on a combined basis (each Guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of September 29, 2002, and December 31, 2001, for the balance sheet, as well as the statements of earnings and cash flows for the three- and nine-month periods ended September 29, 2002, and September 30, 2001.

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended September 29, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$2,938	$351	$—	$3,289
Cost of sales	(8)	2,423	273	—	2,688
General and administrative expenses	—	168	25	—	193

OPERATING EARNINGS	8	347	53	—	408
Interest expense	11	1	4	—	16
Interest income	2	1	2	—	5
Other income, net	—	7	1	—	8

EARNINGS BEFORE INCOME TAXES	(1)	354	52	—	405
Provision for income taxes	6	114	17	—	137
Equity in net earnings of subsidiaries	275	—	—	(275)	—

NET EARNINGS	$268	$240	$35	$(275)	$268

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Nine Months Ended September 29, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$8,909	$1,012	$—	$9,921
Cost of sales	(24)	7,320	803	—	8,099
General and administrative expenses	—	557	82	—	639

OPERATING EARNINGS	24	1,032	127	—	1,183
Interest expense	30	3	12	—	45
Interest income	2	2	7	—	11
Other income, net	(2)	9	1	—	8

EARNINGS BEFORE INCOME TAXES	(6)	1,040	123	—	1,157
Provision for income taxes	1	356	40	—	397
Equity in net earnings of subsidiaries	767	—	—	(767)	—

NET EARNINGS	$760	$684	$83	$(767)	$760

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended September 30, 2001	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$2,937	$83	$—	$3,020
Cost of sales	(6)	2,392	72	—	2,458
General and administrative expenses	—	179	7	—	186

OPERATING EARNINGS	6	366	4	—	376
Interest expense	12	1	2	—	15
Interest income	—	1	1	—	2
Other income (expense), net	(14)	(11)	20	—	(5)

EARNINGS BEFORE INCOME TAXES	(20)	355	23	—	358
Provision (benefit) for income taxes	(2)	130	—	—	128
Equity in net earnings of subsidiaries	248	—	—	(248)	—

NET EARNINGS	$230	$225	$23	$(248)	$230

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Nine Months Ended September 30, 2001	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$8,445	$210	$—	$8,655
Cost of sales	(19)	6,841	175	—	6,997
General and administrative expenses	—	561	16	—	577

OPERATING EARNINGS	19	1,043	19	—	1,081
Interest expense	41	—	8	—	49
Interest income	4	4	1	—	9
Other income (expense), net	(18)	(1)	19	—	—

EARNINGS BEFORE INCOME TAXES	(36)	1,046	31	—	1,041
Provision (benefit) for income taxes	(41)	375	10	—	344
Equity in net earnings of subsidiaries	692	—	—	(692)	—

NET EARNINGS	$697	$671	$21	$(692)	$697

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
September 29, 2002	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$159	$—	$309	$—	$468
Accounts receivable	—	992	164	—	1,156
Contracts in process	62	1,627	235	—	1,924
Inventories
Work in process	—	726	—	—	726
Raw materials	—	377	3	—	380
Pre-owned aircraft	—	417	—	—	417
Other	—	30	1	—	31
Other current assets	132	198	59	—	389

Total Current Assets	353	4,367	771	—	5,491

NONCURRENT ASSETS:
Property, plant and equipment	148	2,929	369	—	3,446
Accumulated depreciation, depletion & amortization of PP&E	(24)	(1,448)	(148)	—	(1,620)
Intangible assets and goodwill	—	3,467	1,009	—	4,476
Accumulated amortization of intangible assets	—	(367)	(33)	—	(400)
Other assets	279	206	212	—	697
Investment in subsidiaries	9,894	—	—	(9,894)	—

Total Noncurrent Assets	10,297	4,787	1,409	(9,894)	6,599

	$10,650	$9,154	$2,180	$(9,894)	$12,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,276	$5	$12	$—	$1,293
Other current liabilities	143	2,684	838	—	3,665

Total Current Liabilities	1,419	2,689	850	—	4,958

NONCURRENT LIABILITIES:
Long-term debt	500	59	169	—	728
Other liabilities	366	811	106	—	1,283

Total Noncurrent Liabilities	866	870	275	—	2,011

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	755	3,750	1,120	(4,870)	755
Other shareholders’ equity	7,610	1,845	(65)	(5,024)	4,366

Total Shareholders’ Equity	8,365	5,595	1,055	9,894)	5,121

	$10,650	$9,154	$2,180	$(9,894)	$12,090

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
December 31, 2001	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$174	$3	$265	$—	$442
Accounts receivable	—	833	163	—	996
Contracts in process	35	1,525	177	—	1,737
Inventories
Work in process	—	643	—	—	643
Raw materials	—	358	3	—	361
Pre-owned aircraft	—	254	—	—	254
Other	—	30	1	—	31
Other current assets	147	231	51	—	429

Total Current Assets	356	3,877	660	—	4,893

NONCURRENT ASSETS:
Property, plant and equipment	157	2,888	493	—	3,538
Accumulated depreciation, depletion &
amortization of PP&E	(19)	(1,406)	(345)	—	(1,770)
Intangible assets and goodwill	—	3,139	989	—	4,128
Accumulated amortization of intangible
assets	—	(332)	(38)	—	(370)
Other assets	235	210	205	—	650
Investment in subsidiaries	9,158	—	—	(9,158)	—
Total Noncurrent Assets	9,531	4,499	1,304	(9,158)	6,176

	$9,887	$8,376	$1,964	$(9,158)	$11,069

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,165	$20	$26	$—	$1,211
Other current liabilities	154	2,573	641	—	3,368
Total Current Liabilities	1,319	2,593	667	—	4,579

NONCURRENT LIABILITIES:
Long-term debt	500	60	164	—	724
Other liabilities	356	776	106	—	1,238
Total Noncurrent Liabilities	856	836	270	—	1,962

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	694	3,737	1,117	(4,854)	694
Other shareholders’ equity	7,018	1,210	(90)	(4,304)	3,834
Total Shareholders’ Equity	7,712	4,947	1,027	(9,158)	4,528

	$9,887	$8,376	$1,964	$(9,158)	$11,069

Condensed Consolidating Statement of Cash flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Nine Months Ended September 29, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET CASH USED BY OPERATING ACTIVITIES	$(30)	$424	$198	$—	$592

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(281)	—	—	(281)
Capital Expenditures	(6)	(113)	(27)	—	(146)
Other, net	10	29	5	—	44
NET CASH USED BY INVESTING ACTIVITIES	4	(365)	(22)	—	(383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	110	—	—	—	110
Net repayments of other debt	—	(58)	(24)	—	(82)
Dividends paid	(176)	—	—	—	(176)
Other, net	(35)	—	—	—	(35)

NET CASH PROVIDED BY FINANCING
ACTIVITIES	(101)	(58)	(24)	—	(183)
Cash sweep by parent	110	(4)	(106)	—	—

NET DECREASE IN CASH AND EQUIVALENTS	(17)	(3)	46	—	26
CASH AND EQUIVALENTS AT BEGINNING OF
YEAR	174	3	265	—	442

CASH AND EQUIVALENTS AT END OF
PERIOD	$157	$—	$311	$—	$468

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Nine Months Ended September 30, 2001	Parent	Basis	Basis	Adjustments	Consolidated

NET CASH PROVIDED BY OPERATING
ACTIVITIES	$2	$539	$122	$—	$663

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(1,166)	(375)	89	—	(1,452)
Capital expenditures	(62)	(165)	(10)	—	(237)
Other, net	(7)	60	11	—	64
NET CASH USED BY INVESTING ACTIVITIES	(1,235)	(480)	90	—	(1,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	1,147	—	—	—	1,147
Net proceeds from floating rate notes	500	—	—	—	500
Net repayments of other debt	(149)	3	(12)	—	(158)
Dividends paid	(163)	—	—	—	(163)
Other, net	38	—	—	—	38

NET CASH PROVIDED BY FINANCING
ACTIVITIES	1,373	3	(12)	—	1,364
Cash sweep by parent	85	(62)	(23)	—	—

NET DECREASE IN CASH AND EQUIVALENTS	225	—	177	—	402
CASH AND EQUIVALENTS AT BEGINNING OF
YEAR	153	1	23	—	177

CASH AND EQUIVALENTS AT END OF
PERIOD	$378	$1	$200	$—	$579

GENERAL DYNAMICS CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 29, 2002
(Amounts in millions, except per share amounts)

Forward-Looking Statements

     Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company’s successful execution of internal performance plans; general U.S. and international political and economic conditions; changing priorities in the U.S. government defense budget; termination of government contracts due to unilateral government action; program performance, including the ability to perform fixed-price contracts within estimated costs and performance issues with key suppliers and subcontractors; changing customer demand or preferences for business aircraft; reliance on a large fleet customer for a significant portion of the firm aircraft contracts backlog and the majority of the options backlog; the status or outcome of legal and/or regulatory proceedings; and the timing and occurrence (or non-occurrence) of circumstances beyond the company’s control. All forward-looking statements speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to the company or any person acting on the company’s behalf are qualified by the cautionary statements in this section. The company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

Business Overview

     The company’s businesses include information and communications systems/technology, land and amphibious combat systems, naval and commercial shipbuilding, and business aviation. These are high-technology businesses that use design, manufacturing and program management expertise together with advanced technology and the integration of complex systems as part of their everyday operations. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations and a diverse base of corporate and industrial buyers. The following discussion should be read in conjunction with the company’s 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited consolidated financial statements included herein.

Results of Operations

Overview

     Net sales for the three-month period ended September 29, 2002, increased nine percent from the comparable prior-year period to $3,300. Net sales for the nine-month period totaled $9,900, up 15 percent over 2001. This increase resulted from strong organic growth and business acquisitions in the Information Systems and Technology and Combat Systems business groups, offset partially by reduced volume in the Aerospace business group. Operating earnings for the three- and nine-month periods grew nine percent over the comparable 2001 periods on the strength of the above-mentioned revenue growth as well as performance improvements and the mix of product deliveries in the Combat Systems, Information Systems and Technology and Other business groups. General and administrative expenses as a percentage of net sales have remained consistent year-over-year. Earnings per share growth, after adjusting for the effect of the adoption of SFAS 142, was 13 percent for the quarter. Including the effects of SFAS 142, earnings per share for the third quarter increased 17 percent over the third quarter of 2001.

     The company’s backlog increased by $4,000 during the quarter on key contract awards across the company’s business groups. Funded backlog at the end of the third quarter of 2002 was $21,600, up from $19,400 at year-end. Total backlog reached $29,500 at the end of the quarter, versus $26,800 at year-end. New orders during the quarter totaled $7,600.

     Business Groups

     The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company also owns certain commercial operations, which are identified for reporting purposes as Other. The following table sets forth the net sales and operating earnings by business group for the three- and nine-month periods ended September 29, 2002 and September 30, 2001:

	Three-Month Period Ended			Nine-Month Period Ended

	September 29	September 30	Increase/	September 29	September 30	Increase/
	2002	2001	(Decrease)	2002	2001	(Decrease)

NET SALES:
Information Systems
& Technology	$895	$647	$248	$2,717	$1,929	$788
Combat Systems	707	545	162	1,967	1,493	474
Marine Systems	863	912	(49)	2,643	2,721	(78)
Aerospace	739	838	(99)	2,382	2,315	67
Other	85	78	7	212	197	15

	$3,289	$3,020	$269	$9,921	$8,655	$1,266

OPERATING EARNINGS:
Information Systems
& Technology	$119	$59	$60	$296	$180	$116
Combat Systems	80	58	22	216	162	54
Marine Systems	78	82	(4)	215	245	(30)
Aerospace	100	161	(61)	394	462	(68)
Other	31	16	15	62	32	30

	$408	$376	$32	$1,183	$1,081	$102

Information Systems and Technology

     Net sales and operating earnings increased significantly during the three- and nine-month periods ended September 29, 2002, compared with the prior year periods. These increases resulted from the acquisition of Decision Systems at the end of September 2001, the award of the Bowman contract in July 2001 and growth in the company’s core government business. Organic growth in net sales and operating earnings during the quarter was 11 and 22 percent, respectively. Operating margins experienced significant growth for the three months ended September 29, 2002, versus the third quarter of 2001 due to the addition of Decision Systems, a shift in the product mix that includes increased deliveries on fixed-price programs and the reduction of commercial program exposures. Third quarter operating margins were somewhat higher than the historical trend and should moderate somewhat in the fourth quarter.

Combat Systems

     Net sales and operating earnings continued to show strong growth during the three- and nine-month periods ended September 29, 2002, due largely to organic growth across the group, including production work on the new Stryker program, an increase in deliveries on the Leopard and Pizzaro programs and the acquisition of Advanced Technical Products, Inc. in June 2002. Excluding the effect of business acquisitions, net sales and operating earnings growth exceeded 17 and 22 percent, respectively, for the quarter. The group experienced higher operating margins during the third quarter as compared with the same quarter of the prior year, driven by a shift in product mix to higher margin production, including the Stryker program, and performance improvement on various munitions programs. Full year operating margins are expected to be consistent with those experienced in the first three quarters as sales volume continues to increase.

     On June 14, 2002, the company acquired the outstanding stock of Advanced Technical Products, Inc. (ATP). Operating results of ATP have been included with those of the company from the date of acquisition. ATP manufactures advanced composite-based products and develops and produces biological and chemical detection systems, tactical deception equipment and mobile shelter systems. ATP is expected to add approximately $130 in revenues to the operating results of the Combat Systems business group for the year.

Marine Systems

     Net sales and operating earnings decreased during the three- and nine-month periods ended September 29, 2002, as a result of design-production transition problems on the TOTE program, reduced volume on mature production programs and delays experienced in early-stage production programs. Operating margins during the third quarter were consistent with the prior year quarter and improved in relation to the first half of 2002 due to production efficiencies realized during the quarter. Management expects this favorable trend in operating margins to continue as performance improvements are realized as a result of the stable production provided by the award of seven Arleigh Burke (DDG 51) Class destroyers at Bath Iron Works.

     During the third quarter, the General Accounting Office overruled the company’s protest of the award of the DD(X) design contract to another contractor.

Aerospace

     Net sales and operating earnings for the three-month period ended September 29, 2002, were lower than the comparable period of a year ago due to decreased volume on large-cabin aircraft and pricing pressure in the pre-owned aircraft market. Operating earnings were down on essentially flat sales for the nine-month period ended September 29, 2002, as compared with the year-ago period. The decrease in operating earnings resulted from the introduction of the lower margin G100 and G200 aircraft, losses associated with pre-owned aircraft sales and a $25 charge recorded to write down the company’s pre-owned aircraft inventory to fair market value, partially offset by income from certain vendor and customer claims. Weakened demand for new aircraft and the pricing pressure experienced during the first nine months of 2002 are expected to continue through the balance of the year. New aircraft deliveries were as follows for the three- and nine-month periods ended September 29, 2002, and September 30, 2001:

	Three Months Ended		Nine Months Ended

	September 29	September 30	September 29	September 30
	2002	2001	2002	2001

Green	17	24	68	59
Completion	19	24	73	60

     As previously discussed in the company’s 2001 Annual Report, following UAL Corporation’s announcement on March 22, 2002, that it was closing its Avolar subsidiary, the company terminated its agreements with Avolar. Revenue and operating earnings are anticipated to be somewhat lower for the year as a result of these events. The aircraft that were in production at the time of UAL Corporation’s announcement have been or will be sold by year end.

Other

     Net sales and operating earnings increased during the three- and nine-month periods ended September 29, 2002, due to increased volume and improved performance at the aggregates businesses and the reduction of contingency reserves established in prior periods related to the coal business as a result of the improved long-term outlook of certain of its contractual relationships.

Backlog

     The following table details the backlog of each business group as calculated at September 29, 2002 and December 31, 2001:

	September 29	December 31
	2002	2001

Information Systems & Technology	$5,143	$4,971
Combat Systems	5,043	5,194
Marine Systems	12,164	10,060
Aerospace	6,907	6,273
Other	276	334

Total backlog	$29,533	$26,832

Funded backlog	$21,556	$19,384

Defense Businesses

     Total backlog represents the estimated remaining sales value of work to be performed under firm contracts. Funded backlog for government programs represents the portion of total backlog that has been appropriated by Congress and funded by the procuring agency.

     During the third quarter of 2002, the company received several significant contract awards, including the following:

     The company’s Marine business group was awarded $3,700 in contract modifications for the construction of seven new DDG 51-Class AEGIS Destroyers. This results from the work transfer agreement between the company, Northrop Grumman Corporation and the Navy that was announced in July 2002. The award brings the company’s total backlog under the DDG program to 14 ships and provides for deliveries through 2010.

     The company’s Marine business group was awarded a contract valued at $443 for the design of the Trident SSGN. Under this contract, the company will perform the design and related support work to convert the first four Ohio-class ballistic-missile submarines, also known as Tridents, to an SSGN configuration, a multimission submarine optimized for covert strike and special operations support.

     The company’s Information Systems and Technology business group was awarded a contract with a potential value of $611 for the modernization of the U.S. Coast Guard’s search and rescue communication system. As of the end of the third quarter, of the total contract value, $25 has been committed for the program and is included in backlog.

     The company’s Information Systems and Technology business group was awarded one of two development contracts for the Army’s Warfighter Information Network – Tactical (WIN–T), the next-generation warfighting communications system. This two-phase development contract is the first in a program estimated to be worth $6,000.

     The company’s Combat business group was awarded one of two lead integration agreements for the concept development phase of the Army’s Objective Force Warrior (OFW) program. The OFW program will provide the core network-centric system deployed by dismounted soldiers and is scheduled for implementation in the year 2010.

Aerospace

     Aerospace funded aircraft backlog represents orders for which the company has entered into definitive purchase contracts and has received non-refundable deposits from the customers. Unfunded aircraft backlog includes options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

     A significant portion of the Aerospace backlog consists of an agreement with an unaffiliated customer who purchases the aircraft for use in its fractional ownership program, NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. In September 2002, the company received an order from NetJets for 50 G150 aircraft with options for 50 additional aircraft. The potential value of this order, if all options are exercised, is approximately $1,500. Deliveries under this G150 order are expected to commence in 2005 and continue through 2010. Backlog with NetJets for all aircraft types represents 52 percent of funded and 94 percent of unfunded Aerospace backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

     Net cash from operating activities decreased from the prior year due to an overall increase in working capital resulting primarily from the timing of aircraft deliveries in the Aerospace group as well as increased payments for income taxes. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

     As discussed further in Note L to the Unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been in progress since 1991. If, contrary to the company’s expectations, the default termination is sustained on appeal, the company and The Boeing Company could be required to repay the U.S. government as much as $1,352 for progress payments received for the A-12 contract plus interest (approximately $1,015 at September 29, 2002). In this outcome, the government contends the company’s liability would be approximately $1,200 pretax, or $670 after-tax. The company believes it has sufficient resources under current borrowing arrangements to pay such an obligation, if required, while still retaining ample liquidity through internally generated cash flow from operations, additional borrowing capacity, as well as the ability to raise capital in the equity markets.

Investing Activities

     Net cash used by investing activities was $383 and $1,625 for the nine-month periods ended September 29, 2002, and September 30, 2001, respectively. Cash used by investing activities decreased from the prior year primarily due to the fact that the company made fewer acquisitions during the first three quarters of 2002 as compared with the same period in 2001.

     On June 14, 2002, the company acquired the outstanding stock of ATP for $214 in cash, plus the assumption of $43 in outstanding debt, which was repaid at the time of the acquisition. The company financed the acquisition by issuing commercial paper.

     On September 29, 2002, the company acquired the assets of privately held Command System Incorporated (CSI) of Fort Wayne, Indiana. The company financed the acquisition by issuing commercial paper.

Financing Activities

     Financing activities used cash of $183 in the first nine months of 2002 versus cash provided of $1,364 in the comparative 2001 period. This difference results from the company’s issuance of commercial paper and floating rate notes in the first nine months of 2001 to finance business acquisitions, particularly Decision Systems. In 2002, the company was able to complete the acquisitions of ATP and CSI without a significant net increase in outstanding commercial paper.

     On March 6, 2002, the company’s board of directors declared an increased regular quarterly dividend of $.30 per share. The company had previously increased the regular quarterly dividend to $.28 per share in March 2001.

     Also included in financing activities are the company’s stock repurchases. On March 7, 2000, the company’s board of directors authorized management to repurchase in the open market up to 10 million shares of the company’s issued and outstanding common stock. During the first nine months of 2002, the company repurchased 1,033,300 shares for $81. During the same period of 2001, the company repurchased approximately 288,000 shares for $20. From the date of authorization through the third quarter of 2002, the company has repurchased approximately 6.6 million shares for approximately $401.

Additional Financial Information

Contractual Obligations and Commercial Commitments

     The following table sets forth information about contractual obligations and commercial commitments of the company as of September 29, 2002:

	Payments Due by Period

		Less than	1-3	4-5	After
Contractual Obligations	Total	1 year	Years	Years	5 years

Commercial paper, net	$1,276	$1,276	$—	$—	$—
Operating leases	564	59	289	216	—
Floating rate notes	500	—	500	—	—
Senior notes	150	—	—	—	150
Term debt	50	5	10	10	25
Finance operations debt	29	22	7	—	—
Capital lease obligation	25	2	6	6	11
Note payable (Spanish
Gov’t)	19	3	14	2	—
Drawn line of credit	9	9	—	—	—

	$2,622	$1,376	$826	$234	$186

	Amount of Commitment Expiration Per Period

	Total
Other Commercial	Amount	Less than	1-3	4-5	Over
Commitments	Committed	1 year	Years	Years	5 years

Letters of credit	$829	$634	$116	$58	$21
Trade-in options	567	68	499	—	—

	$1,396	$702	$615	$58	$21

     In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers aggregating approximately $829. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees. (See Note H and Note K to the Unaudited Consolidated Financial Statements for further discussion.)

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

New Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146 (SFAS 146), “Accounting for Costs Associated with Exit or Disposal Activities,” in June 2002. SFAS 146 nullifies previous guidance on this issue and requires a liability for a cost associated with an exit or disposal activity to be recognized and measured at its fair value in the period in which the liability is incurred. The company is required to adopt the provisions of this statement for exit or disposal activities initiated after December 31, 2002. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” in April 2002. SFAS 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. The provisions of this statement relating to extinguishment of debt are effective for financial statements issued for fiscal years beginning after May 15, 2002. The provisions of this statement relating to lease modifications are effective for transactions occurring after May 15, 2002. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August 2001. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, including discontinued operations. The statement also broadens the definition of discontinued operations. The company adopted SFAS 144 on January 1, 2002. The adoption of this standard did not have a material impact on the company’s results of operations, financial condition or cash flows.

     The FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize the cost by increasing the carrying amount of the related long-lived asset. The company is required to adopt SFAS 143 on January 1, 2003. The company does not expect the adoption of this standard to have a material impact on the company’s results of operations, financial condition or cash flows.

     The company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives. Intangible assets with a finite life continue to be amortized over their useful life. The standard also requires an impairment assessment at least annually by applying a fair-value-based test. Upon adoption of SFAS 142, the company reclassified certain previously recognized intangible assets to goodwill in accordance with the definitions provided in the statement. In addition, the company completed the required transitional goodwill impairment test during the first quarter of 2002, and no impairment of goodwill was identified.

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

     The policies that management believes are critical and require the use of significant business judgment in their application are as follows:

Revenue Recognition

     Sales and earnings under long-term defense contracts and programs are accounted for using the percentage-of-completion method of accounting. The company follows the guidelines of AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” except that revisions of estimated profits on contracts are included in earnings under the reallocation method, in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining life of the contract, while under the cumulative catch-up method such impact would be recognized immediately.

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

Pre-owned Aircraft Inventories

     In connection with orders for new aircraft, the company periodically offers customers trade-in options. Under these options, if exercised, the company will accept trade-in aircraft at a predetermined trade-in price based on estimated fair value. Once acquired in connection with a sale of new aircraft, pre-owned aircraft are recorded at the lower of trade-in value or estimated net realizable value. Net realizable value is determined by using both internal and external aircraft valuations. These valuations involve estimates and assumptions with respect to many factors including current market conditions, future market conditions, the age and condition of the aircraft and availability levels for the aircraft in the market, and these estimates require the use of judgment. Gross margins on sales of pre-owned aircraft can vary from year to year depending upon the mix of aircraft sold and current market conditions.

Commitments and Contingencies

     The company is subject to litigation and other legal proceedings arising out of the ordinary course of its business or arising under provisions relating to the protection of the environment. Estimating liabilities and costs associated with these matters requires judgment. When estimates of the company’s exposure from claims or pending or threatened litigation matters meet the criteria for accrual in Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” amounts are recorded as charges against earnings. The ultimate resolution of any exposure to the company may change as further facts and circumstances become known.

Contracts in Process

     Contracts in process related to contracts with the U.S. government include costs required to be recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. Recovery of these costs under contracts is considered probable based primarily on the costs priced in the company’s backlog, the majority of which relates to contracts for which the company is the sole source or one of two suppliers on long-term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

     With respect to the company’s critical accounting policies, management believes that the application of judgment is consistently applied and produces financial information that fairly depicts the results of operations for all periods presented.

GENERAL DYNAMICS CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
September 29, 2002

     The company has no material market risk sensitive instruments, positions or transactions. There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

GENERAL DYNAMICS CORPORATION
ITEM 4. – CONTROLS AND PROCEDURES
September 29, 2002

     The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)). This evaluation was made within 90 days prior to the filing of this quarterly report (the “Evaluation Date”). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are effective in ensuring that all material information required to be disclosed in the reports the company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

     There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

GENERAL DYNAMICS CORPORATION
PART II — OTHER INFORMATION
September 29, 2002

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Note K, Commitments and Contingencies, and Note L, Termination of A-12 Program, to the Unaudited Consolidated Financial Statements in Part I, which are incorporated herein by reference, for statements relevant to activities during the period covering certain litigation to which the company is a party.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.3	Amended and Restated By-Laws of General Dynamics Corporation (As amended effective June 5, 2002)

10.19*	Form of Severance Protection Agreement entered into by substantially all executive officers

10.20*	General Dynamics Corporation Second Amended and Restated 1997 Incentive Compensation Plan

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

(b)	Reports on Form 8-K

On September 3, 2002, the company filed a Form 8-K under Item 5, Other Events, reporting that on August 30, 2002, the Department of the Navy notified the company and The Boeing Company that unless they paid, within 30 days, approximately $2.3 billion that the U.S. government says the companies owe in the A-12 aircraft case, it would turn the matter over to the Defense Finance and Accounting Service for collection.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: November 12, 2002

CERTIFICATIONS PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Nicholas D. Chabraja, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of General Dynamics Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  Date:  November 12, 2002

/s/ Nicholas D. Chabraja Nicholas D. Chabraja Chairman & Chief Executive Officer

I, Michael J. Mancuso, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of General Dynamics Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                     Date:   November 12, 2002

/s/ Michael J. Mancuso Michael J. Mancuso Sr. Vice President & Chief Financial Officer