Form 10-K
period 2002-12-31
GENERAL DYNAMICS CORP
filed 2003-03-24
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-3671

(Exact name of registrant as specified in its charter)

Delaware	13-1673581

State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

3190 Fairview Park Drive, Falls Church, Virginia Address of principal executive offices	22042-4523 Zip Code

Registrant’s telephone number, including area code

(703) 876-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $1.00 Per Share	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.     Yes ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting common stock held by non-affiliates of the registrant was $21,471,168,789 as of June 28, 2002.

      217,537,097 shares of the registrant’s common stock were outstanding at March 14, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

      Parts I and II incorporate information from certain portions of the registrant’s Annual Report to security holders for the fiscal year ended December 31, 2002 (the 2002 Annual Report).

      Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2003 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

      Certain sections of this Annual Report on Form 10-K contain forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company’s successful execution of internal performance plans; general U.S. and international political and economic conditions; changing priorities in the U.S. government defense budget; termination of government contracts due to unilateral government action; program performance, including the ability to perform fixed-price contracts within estimated costs and performance issues with key suppliers and subcontractors; changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business aircraft market; reliance on a large fleet customer for a significant portion of the firm aircraft contracts backlog and the majority of the options backlog; the status or outcome of legal and/or regulatory proceedings; and the timing and occurrence (or non-occurrence) of circumstances beyond the company’s control. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the company or any person acting on the company’s behalf are qualified by the cautionary statements in this section. The company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

PART I

Item 1.     Business

Business Overview

      General Dynamics is a Delaware corporation formed in 1952 as successor to the Electric Boat Company. In the mid 1990’s, the company began a series of acquisitions that expanded its core businesses in the defense industry, broadened its expertise in systems integration and C4ISR (command and control, communications, computers, intelligence, surveillance and reconnaissance) systems, and added business aviation products and services to the company’s offerings. Since 1995, the company has acquired 26 businesses, including three acquisitions during 2002. In the fourth quarter of 2002, the company entered into a definitive agreement to acquire General Motors Defense of London, Ontario (GM Defense), a business unit of General Motors Corporation. The transaction closed on March 1, 2003. The company’s businesses include mission-critical information technology and communications, land and amphibious combat systems, shipbuilding and marine systems, and business aviation. These are leading-edge technology businesses that provide the highest quality products and capabilities to the company’s customers.

      The company operates in four primary business groups — Information Systems and Technology, Combat Systems, Marine Systems and Aerospace — and a smaller Resources group. Information on revenues, operating profit and identifiable assets attributable to each of the company’s reportable business groups is included in Note S to the Consolidated Financial Statements on page 54 of the 2002 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

      The company’s principal customers are the U.S. military, other government organizations, the armed forces of allied nations, and a diverse base of corporate and industrial buyers. The company’s government-source revenues are significantly linked to trends in the U.S. defense industry, and to a lesser extent, the defense industries of foreign countries. Its business aviation revenues are affected by global economic conditions in general and the market for capital goods in particular.

      Since taking office in 2001, the Bush administration has increased the U.S. defense budget to levels not seen since the Reagan administration. For fiscal year 2003, Congress appropriated $366 billion to the Department of Defense, an increase of 12 percent from the fiscal year 2002 appropriation, to strengthen the U.S. military as it confronts current threats and transforms to meet future ones. Of this amount, $59 billion was allocated for research and development programs, and $72 billion for procurement — increases of 21 percent and 17 percent over the prior year’s funding levels, respectively. For fiscal year 2004, President Bush has requested that Congress appropriate $380 billion for the Department of Defense, including almost $62 billion for research and development and almost $73 billion for procurement. These two categories of spending drive over 60 percent of the company’s sales, and the fact that these increases have come in spite of increasing budget deficits reflects the Bush administration’s commitment to the military. While Congress will ultimately decide how much to appropriate for the military in 2004, the company expects continued support of its key programs.

      The company’s business aviation segment is subject to overall economic conditions in the United States and has been affected by the economic slowdown in the capital goods sector. However, as a result of aggressive management initiatives, the company is well-positioned to gain market share when the economy improves. The company also markets its aircraft to the U.S. government and international governments for special missions, expanding the reach of this business beyond the individual and corporate customer base.

      Following is a description of the company’s products and services by business group, competition and other related information.

Products and Services

INFORMATION SYSTEMS AND TECHNOLOGY

      The Information Systems and Technology group is a leading integrator of secure communication systems and networks, and command, control and intelligence systems for the U.S. military and its allies.

      Net sales for the Information Systems and Technology group were 27 percent of the company’s consolidated net sales in 2002, 22 percent in 2001 and 23 percent in 2000. Net sales (in millions) by major products and services were as follows:

	Year Ended December 31

	2002	2001	2000

Communications systems	$1,235	$701	$658

Command, control and intelligence systems	943	708	622

Special purpose computing, surveillance and reconnaissance systems	822	723	659

Network infrastructure systems	681	559	398

	$3,681	$2,691	$2,337

      The Information Systems and Technology group provides defense and commercial customers with infrastructure and systems integration capabilities required to process, communicate and manage information effectively. The group has leading market positions in the design and development, integration, deployment, and maintenance of wireline and wireless voice and data networks; C4ISR systems; encryption; ruggedized computing; advanced software and electronics systems development; and lifecycle management and support.

      The group’s expertise in technology, systems design and integration, and key platform subsystems helps the company’s other business groups improve their products. This expertise has also positioned the company as a lead systems integrator, delivering solutions that create decisive communication and information-management advantages for military, government and commercial customers around the world. In pursuit of this vision, the company realigned the group by common expertise and customer groups effective January 1, 2002. This resulted in the creation of five business units: Advanced Information Systems, C4 Systems, Decision Systems, Network Systems and General Dynamics United Kingdom Limited.

COMBAT SYSTEMS

      The Combat Systems group provides systems integration, design, development, production and support for armored vehicles, armaments, munitions and components. Its product lines include a full spectrum of armored vehicles, turrets and turret drive systems; unmanned systems; suspensions, engines and transmissions; medium-caliber guns; ammunition handling systems; medium-and large-caliber ammunition; reactive armor; and ordnance.

      Net sales for the Combat Systems group were 21 percent of the company’s consolidated net sales in 2002, 19 percent in 2001 and 12 percent in 2000. Net sales (in millions) by major products and services were as follows:

	Year Ended December 31

	2002	2001	2000

Main battle tanks and related products	$732	$624	$515

Engineering and development	590	406	303

Medium armored vehicles and related products	561	336	108

Munitions and propellant	383	339	28

Rockets and missile components	254	278	144

Armament systems	103	97	75

Aerospace components and other	300	130	100

	$2,923	$2,210	$1,273

      The acquisition of GM Defense establishes the company as the sole source provider under a contract with the U.S. Army to complete development, testing, evaluation and production of up to 2,131 eight-wheeled armored vehicles called “Stryker” vehicles. Prior to the acquisition, the company and GM Defense were partners in a joint venture that delivered 356 Stryker vehicles under this contract.

      The company designs and manufactures the M1 Series Abrams Main Battle Tank for the Army and various foreign governments. The company also performs engineering and upgrade work, and provides support for existing armored vehicles. Under an Army contract, the company is upgrading 307 tanks to the M1A2 SEP configuration. As of December 31, 2002, 163 tanks remain to be upgraded, with deliveries scheduled through 2004.

      The company is under contract to the U.S. Marine Corps for the systems development and demonstration phase of the Advanced Amphibious Assault Vehicle (AAAV). Under this phase, the company expects to complete the design and development of the AAAV, manufacture nine new prototypes, refurbish three early development prototypes and prepare for the production phase of the program.

      The company expects a major role in the development of the Army’s Future Combat Systems (FCS) based on the recent signing of a teaming agreement with The Boeing Company and United Defense, L.P. The FCS will be the core of the Army’s transformation into its next-generation fighting force. The agreement forms an integrated design team for the development of the manned ground vehicle elements of the FCS.

      In Spain, the company has a contract to provide to the Spanish army 235 Leopard main battle tanks, built under license from a German company. The company is also scheduled to produce 181 Pizarro tracked infantry fighting vehicles, including 176 vehicles in Phase II of the program, which was awarded in 2002.

      The company provides a total range of armament system capabilities including design, development, production and lifecycle management. Products include a wide range of medium- and large-caliber ammunition and propellant products. The company provides systems management and produces rockets, warheads and motors for the Army’s 2.75-inch Hydra-70 rocket system. The company is the gun system integrator for the F-35 Joint Strike Fighter (JSF) and the systems integrator of the Advanced Precision Kill Weapon System program, the successor to the Hydra-70 rocket system. The company contributes advanced composite structures to numerous aerospace platforms, including the F-16, F-18, F-22, C-17, JSF, and unmanned aerial vehicles such as the Global

Hawk and the Predator. The company also manufactures single- and multi-barrel medium-caliber gun systems, individual- and crew-served weapons, and reactive armor tiles for the Bradley Fighting Vehicle.

MARINE SYSTEMS

      The Marine Systems group provides the U.S. Navy with combat vessels, including nuclear submarines, surface combatants and auxiliary ships. The group also provides ship management services for the U.S. government and builds large-hulled vessels for commercial customers.

      Net sales for the Marine Systems group were 26 percent of the company’s consolidated net sales in 2002, 30 percent in 2001 and 33 percent in 2000. Net sales (in millions) by major products and services were as follows:

	Year Ended December 31

	2002	2001	2000

Nuclear submarines	$2,030	$1,852	$1,741

Surface combatants	843	927	923

Auxiliary and commercial ships	325	394	364

Repair and other services	452	439	385

	$3,650	$3,612	$3,413

      The company designs, builds and supports nuclear submarines for the Navy. The company has construction contracts for the first four ships of the Virginia-class submarine program and the third of three Seawolf-class attack submarines. Construction work on the Virginia-class submarine is shared equally with Northrop Grumman Newport News (NGNN).

      The company also has design, engineering and construction management responsibilities for the conversion of four Trident-class SSBN nuclear ballistic missile submarines to cruise missile SSGN configuration. As SSGNs, these submarines will be delivery platforms for cruise missiles, special operations forces and advanced payloads and sensors.

      In addition to nuclear submarine design and construction, the company performs a broad range of engineering work, including advanced research and technology development, systems and component design evaluation, prototype development, and logistics support for the operating fleet. The company also serves as ship integrator for certain components and subassemblies of the submarines, such as electronic equipment.

      The company has been awarded contracts to date for the construction of 27 Arleigh Burke-class destroyers (DDG-51) and plays a lead role in providing design, engineering and ongoing lifecycle support services for these ships. The company was also a member of a three-contractor team led by Northrop Grumman Ship Systems (NGSS) that was awarded a contract to design and build the Navy’s new San Antonio-class of amphibious assault ships (LPD). In 2002, the company, the Navy and NGSS agreed to transfer construction of four LPDs from the company to NGSS in exchange for construction of up to four DDGs. As a result of this swap arrangement and a multiyear agreement awarded shortly thereafter, the company received contracts to construct a total of seven DDGs with a total value of $3.7 billion.

      The company was one of six contractors that received a contract from the Navy to explore advanced concepts for a Littoral Combat Ship (LCS). The LCS is an integrated surface combatant capable of operating in coastal areas against terrorist threats, high-speed swarm boats, mines and diesel submarines. The LCS program envisions ship construction beginning in 2005.

      DD(X) is the Navy’s next generation family of surface combatants. The company is a major subcontractor on the design phase of the DD(X) program.

      The company designs and builds ships for the Navy and commercial customers. The company currently has contracts for the design and construction of three dry-cargo combat logistics ships, with options for up to nine additional ships, and has recently completed the last of eight strategic sealift ships for the Navy. Contracts with commercial customers include the construction of two roll-on/roll-off cargo ships and four double-hull crude oil tankers.

      The company provides ship repair and other services to the Navy and commercial customers. The company also manages 23 ready-reserve, fast sealift and prepositioning ships for the U.S. government.

AEROSPACE

      The Aerospace group is composed of Gulfstream Aerospace Corporation and General Dynamics Aviation Services. The Aerospace group designs, develops, manufactures, markets, and provides maintenance and support services for technologically advanced business jets. The group also sells special mission aircraft to governments around the world. Gulfstream has delivered nearly 1,400 aircraft to customers since 1958, the year operations began.

      Net sales for the Aerospace group were 24 percent of the company’s consolidated net sales in 2002, 27 percent in 2001 and 29 percent in 2000. Net sales (in millions) by major products and services were as follows:

	Year Ended December 31

	2002	2001	2000

New aircraft	$2,470	$2,694	$2,353

Aircraft services	384	394	421

Pre-owned aircraft	435	177	255

	$3,289	$3,265	$3,029

      During 2002, the company increased its product offering from four aircraft models to seven, priced from $12 million to $46 million. In addition to the G100 and G200 products, added in 2001, the Aerospace group introduced the G150, G300, G400, G500 and G550 in 2002. The Gulfstream GIV-SP, GV and GV-SP brand names will no longer be used for future models. The company increased its product offering to compete vigorously in market segments in which it did not previously participate.

      The Gulfstream G550 and the Gulfstream G500 serve the large-cabin ultra-long-range market. The company believes the G550 and G500 offer the best combination of large cabin size, fast cruising speed and advanced avionics of any large business jet in the ultra-long-range market segment. The Gulfstream G550 received a Provisional Type Certificate from the Federal Aviation Administration in 2002. Initial entry into service for the G550 is scheduled for the third quarter of 2003 and for the G500, the first quarter of 2004. The G400 large-cabin business jet serves the long-range market. The company believes the G400’s large cabin, advanced technology and five-year service and training package make it the leader in its market segment. The G400 is scheduled to enter service in 2003. The company believes the G300 serves an emerging market segment: business travelers seeking an affordable large-cabin business jet with international flight capability. The G300 is also scheduled for entry into service in 2003. The G150, a wide-cabin high-speed aircraft, will replace the G100 when it enters into service in 2005. The company believes the G150 will offer the best range and speed of any aircraft in its market segment.

      This expanded product offering reduced the company’s product pricing separation from a $10 million average to a $5 million average between each aircraft model. This created a new buying opportunity for customers by offering greater value compared with competitors’ products.

      Gulfstream Product Support provides an integrated worldwide network of company-owned service centers, parts depots, and field and technical representatives able to meet customer needs at any time. Gulfstream Airborne Product Support is an industry-exclusive customer service provided to support warranty aircraft. Additional Gulfstream authorized third party service centers provide customers extended product support coverage. General Dynamics Aviation Services provides aircraft maintenance services, spares and technical support for Challengers, Falcons, Gulfstreams, Hawkers and other business jet aircraft. In an effort to grow the service business, five strategically located facilities service and support both Gulfstream aircraft and competitors’ aircraft.

      The Aerospace group routinely accepts pre-owned aircraft in trade to facilitate the sale of new Gulfstream aircraft. These aircraft are then resold by the company in the pre-owned market.

RESOURCES

      The company’s Resources businesses consist of a coal mining operation, an aggregates operation and a leasing operation for liquefied natural gas tankers. Net sales for these businesses represented approximately 2 percent of the company’s consolidated net sales in 2002 and 2001 and 3 percent of consolidated sales in 2000. Net sales (in millions) were $286 in 2002, $276 in 2001 and $253 in 2000.

Competition

      Virtually all of the products produced and sold by the company are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. Additionally, the product and program needs of the company’s government and commercial customers regularly change and evolve. The company’s ability to successfully compete is highly dependent on the technical excellence and reliability of its products and services, its reputation for integrating complex systems, the ability of its leadership team to successfully manage the company’s businesses and respond to the changing needs of its customers, and the cost competitiveness of its products and services.

DEFENSE CONTRACTS

      The company’s defense businesses are subject to substantial competition from domestic and foreign entities ranging from large defense contractors to smaller companies. A variety of factors determine the results of different competitions including, price, technological capabilities, past performance and customer confidence. The company also is frequently a partner with, or subcontractor to, a defense supplier on one project, with which it is competing for another award. These strategic partnerships and relationships improve the company’s ability to obtain new business, but also make it crucial for the company to distinguish itself from its competitors.

      With respect to the market in which the Information Systems and Technology group participates, the company competes with a broad range of entities ranging in size from large defense industry participants to smaller niche competitors that have specialized technologies. In the market it serves, the Combat Systems group faces a variety of major domestic and foreign competitors in each of its operating units. Additionally, the company is partnered with two large defense contractors on the manned vehicle portion of the Future Combat Systems program. The Marine Systems group has one primary competitor with which the company is also teamed on several programs including the Virginia-class submarine construction contract.

BUSINESS AIRCRAFT

      The business aircraft market generally is divided into segments based on the cabin size and range of the aircraft. The Aerospace group offers a total of seven products in the following market segments: mid-cabin high speed; wide-cabin high-speed; large-cabin mid-range; large-cabin long-range; and large-cabin ultra-long-range.

      The G100 mid-cabin high-speed business jet and the G150 wide-cabin high-speed business jet compete in the $12 million to $14 million pricing segment. The G150 will offer many of the same performance and range features as the G100, but will have a wider and longer cabin. It is scheduled to enter service in 2005. Both the G100 and G150 compete with the Raytheon Hawker 800XP, the Bombardier Learjet 60 and the Cessna Citation Sovereign. The G200 large-cabin mid-range business jet competes in the $16 million to $21 million pricing segment against Bombardier’s Challenger 300, Raytheon’s Hawker Horizon, Dassault’s Falcon 50EX, Cessna’s Citation X and Embraer’s Legacy.

      The G300 large-cabin mid-range business jet, another new entry in the Gulfstream fleet, competes in the $21 million to $27 million pricing segment. The G300 is expected to enter service in 2003 and will compete with Bombardier’s Challenger 604 and Dassault’s Falcon 2000EX. The G400 large-cabin long-range business jet, scheduled to enter service in 2003, competes in the $29 million to $33 million pricing segment against Dassault’s Falcon 900C and Falcon 900EX. The G500 large-cabin ultra-long-range business jet competes in the $35 million to $38 million pricing segment. The G500 is expected to enter service in early 2004. The G550 large-cabin ultra-long-range business jet competes in the $43 million to $46 million pricing segment. The G550 is expected to enter service in 2003 and competes with Bombardier’s Global Express and to a large degree the Boeing Business Jet.

      The company believes it competes favorably in its markets on the basis of the performance characteristics of its aircraft, the quality and timeliness of the service it provides, its advanced technology, and its innovative marketing programs.

Customers

      Historically, the majority of the company’s sales have been to U.S. government agencies. In 2002, 64 percent of the company’s net sales were to the U.S. government, either as a prime contractor or as a subcontractor; 23 percent were to U.S. commercial customers; 6 percent were to international commercial customers; and the remaining 7 percent were directly to international defense customers.

U.S. GOVERNMENT

      Net sales to the U.S. government include Foreign Military Sales (FMS), which are sales to foreign governments through the U.S. government, whereby the company contracts with and receives payment from the U.S. government and the U.S. government assumes the risk of collection from the customer. U.S. government sales (in millions) were as follows:

	Year Ended December 31

	2002	2001	2000

Domestic	$8,385	$7,138	$6,056

FMS	421	181	124

Total U.S. government	$8,806	$7,319	$6,180

Percent of net sales	64%	61%	60%

      The company’s U.S. government products and programs must compete with the products and programs of other defense contractors as well as the non-defense spending priorities of the U.S. government. The funding of government programs is dependent on congressional appropriations and administrative allotment of funds, and may be affected by changes in government policies resulting from various military and political developments. The company’s U.S. government business is sensitive to changes in national and international priorities and the budget of the U.S. government.

      In addition, U.S. government defense contracts typically involve long lead times for design and development, and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations, therefore making U.S. government programs subject to uncertain future funding levels.

      The company’s U.S. government business is performed under both cost-reimbursement (sometimes referred to as “cost-type”) and fixed-price contracts. Contracts for research, engineering, prototypes, repair and maintenance are often cost-reimbursement arrangements, under which the customer reimburses the company for allowable costs and pays a predetermined fee. A large percentage of the company’s production contracts are fixed-price arrangements, pursuant to which the company agrees to perform a specific scope of work for a fixed amount. For the year ended December 31, 2002, cost-type and fixed-price contracts accounted for approximately 46 percent and 54 percent, respectively, of the company’s defense business.

      Cost-reimbursement and fixed-price contracts present their own advantages and disadvantages for the company. Cost-type arrangements generally involve lower risk for the company, and sometimes involve fee schedules that allow the company to obtain increased payments for satisfying certain performance criteria. However, not all of the company’s costs are recoverable under these types of contracts, and the government typically has the right to object to the company’s costs as not allowable or unreasonable, which can increase the company’s risk. Fixed-price arrangements generally provide the company with greater profit potential if it can complete the work for less than the contract amount. However, fixed-price contracts also put the company at risk for potential cost overruns.

U.S. COMMERCIAL

      Commercial sales (in millions) to domestic customers were $3,235 in 2002, $3,555 in 2001 and $3,158 in 2000. These sales represented approximately 23 percent of the company’s consolidated net sales in 2002, 29 percent in 2001, and 31 percent in 2000. The majority of the company’s commercial sales were for Gulfstream aircraft to national and multinational corporations. These sales are to many of the Fortune 500 public companies, large privately held companies and wealthy individuals. The aircraft are operated by customers in a wide spectrum of industries, including pharmaceuticals, consumer goods, high technology, energy, industrial manufacturing, finance, insurance, real estate, mining, transportation, communications, public utilities and retail.

      The company has an agreement with an unaffiliated customer, NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional market, for the sale of aircraft for use in its fractional ownership program. Sales to NetJets were approximately 6 percent of the Aerospace group’s sales in 2002 and approximately 9 percent of the group’s sales in both 2001 and 2000.

INTERNATIONAL

      Direct international sales (in millions) to both defense and commercial customers were $1,788 in 2002, $1,180 in 2001 and $967 in 2000. These sales represented approximately 13 percent of the company’s consolidated net sales in 2002, 10 percent in 2001, and 9 percent in 2000. International defense sales were derived primarily from the company’s subsidiaries located abroad. International commercial sales were related primarily to the export of business aircraft. The company owns operations located in Canada, the U.K., Spain and Germany. For the year ended December 31, 2002, sales and operating earnings from international operations were 7 percent and 6 percent of consolidated sales and operating earnings, respectively. Identifiable assets of operations domiciled outside the U.S. were 8 percent of total identifiable assets as of December 31, 2002, 7 percent as of December 31, 2001, and 4 percent as of December 31, 2000. At December 31, 2002, these assets consisted primarily of cash and intangible assets, including goodwill.

      For information regarding sales by geographic region, see Note S to the Consolidated Financial Statements on page 54 of the 2002 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

Suppliers

      The company is dependent upon suppliers and subcontractors for raw materials and a large number of components used in the production of its products. In some instances, the company is dependent on one or a few sources of supply. A disruption in deliveries from its suppliers, therefore, could have an adverse effect on the company’s ability to meet its commitments to customers. The company has not experienced, and does not foresee any, difficulty in obtaining the materials, components or supplies necessary for its business operations.

Research and Development

      The company’s defense and business aviation operations conduct independent research and development activities, which include bid and proposal work. The company’s defense businesses also conduct research and development activities under U.S. government contracts. These research efforts have been and continue to be concerned with developing products for large systems development programs and performing work under research and development technology contracts.

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

      Research and development expenditures (in millions) were as follows:

	Year Ended December 31

	2002	2001	2000

Company-sponsored	$253	$203	$143

Customer-sponsored	134	83	87

	$387	$286	$230

Backlog

      Summary backlog information (in millions) for each business group is as follows:

	December 31

							2002 Total
	2002			2001			Backlog Not
							Expected to be
	Funded	Unfunded	Total	Funded	Unfunded	Total	Filled in 2003

Information Systems and Technology	$5,105	$202	$5,307	$4,729	$226	$4,955	$2,757

Combat Systems	4,233	733	4,966	3,434	1,760	5,194	3,670

Marine Systems	7,262	4,351	11,613	6,702	3,358	10,060	8,522

Aerospace	4,498	2,283	6,781	4,198	2,075	6,273	4,945

Resources	240	64	304	305	29	334	157

	$21,338	$7,633	$28,971	$19,368	$7,448	$26,816	$20,051

      For further discussion of backlog, see Management’s Discussion and Analysis of the Results of Operations and Financial Condition on pages 21 through 35 of the 2002 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

DEFENSE BUSINESSES

      The total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded backlog for government programs represents those items that have been authorized and appropriated by Congress and funded by the procuring agency. The unfunded backlog represents firm orders for which funding has not been appropriated. To the extent the backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming.

AEROSPACE

      The Aerospace funded backlog represents orders for which the company has entered into definitive purchase contracts and has received deposits from the customers. The Aerospace unfunded backlog includes options to purchase new aircraft and agreements to provide future aircraft maintenance and support services. Forty-three percent of the Aerospace funded backlog is with commercial customers other than NetJets. The backlog with NetJets represents 53 percent of the Aerospace funded backlog. The remaining 4 percent of the Aerospace funded backlog is with government customers. NetJets represents substantially all of Aerospace option backlog. Deliveries of aircraft to NetJets are scheduled from 2003 through 2010 and represent approximately 7 percent to 15 percent of projected annual new aircraft sales during that period.

Regulatory Matters

U.S. GOVERNMENT DEFENSE CONTRACTS

      In 2002, over 60 percent of the company’s net sales were to the U.S. government, either as a prime contractor or as a subcontractor. Generally, government contracts are subject to oversight audits by government representatives and contain provisions permitting termination, in whole or in part, at the government’s convenience or for default. If a contract is terminated at the convenience of the U.S. government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminated for default generally provide that the government only pays for the work it has accepted and may require the contractor to pay for the incremental cost of reprocurement and may hold the contractor liable for damages.

      The company’s government businesses are also subject to a number of procurement laws and regulations. Failure to comply with these regulations and requirements can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, and suspension or debarment from government contracting or subcontracting for a period of time.

BUSINESS AIRCRAFT

      The Aerospace group is subject to regulation by the Federal Aviation Administration in the United States and other similar aviation regulatory authorities throughout the world. For an aircraft to be manufactured and sold, the model must have received a Type Certificate from the appropriate aviation authority, and each individual aircraft must have also received a Certificate of Airworthiness. Maintenance facilities are also required to be licensed by aviation authorities. Aviation authorities have the power to require changes to aircraft if deemed necessary for safety purposes.

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

      Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of the company’s operations. These costs are not significant relative to total operating costs or cash flows and often are allowable costs under the company’s contracts with the U.S. government. These costs have not been material in the past and, based on information presently available to the company and U.S. government policies relating to allowable costs in effect at this time, all of which are subject to change, the company does not expect continued compliance to have a material impact on the company’s results of operations, financial condition or cash flows.

      Under existing U.S. environmental laws, “Potentially Responsible Parties” (PRP) are jointly and severally liable, and therefore, the company is potentially liable to the government or third parties for the full cost of remediating contamination at the company’s facilities or former facilities or at third-party sites where the company has been designated a PRP by the Environmental Protection Agency or a state environmental agency. In the unlikely event that the company is required to fully fund the remediation of a site, the statutory framework would allow the company to pursue rights to contribution from other PRPs. Additional information relating to the impact of environmental controls is included in Item 3, “Legal Proceedings — Environmental” on page 20 of this Annual Report on Form 10-K for the year ended December 31, 2002.

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

Employees

      As of December 31, 2002, the company had approximately 54,000 employees, of whom 32 percent were covered by collective bargaining agreements with various unions, the most significant of which are the International Association of Machinists and Aerospace Workers, the Marine Draftsmen’s Association, the Metal Trades Council of New London, Connecticut, and the United Auto Workers Union. Agreements covering less than 1 percent of total employees are due to expire during 2003.

Available Information

      The company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the filing has been made with the SEC. Reports may be obtained through the company’s website at GeneralDynamics.com or by calling investor relations at (703) 876-3000.

      These reports may also be obtained at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20599. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (SEC.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers of The Registrant

      All executive officers of the company are elected annually. No executive officer of the company was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions held for the last five years of the company’s executive officers as of March 14, 2003 were as follows:

Name, Position and Office	Age

David D. Baier — Vice President Taxes since August 1995	49

W.W. Boisture, Jr. — Executive Vice President and Group Executive, Aerospace since July 1999; President, Gulfstream Aerospace Corporation since March 2002; President and Chief Operating Officer, Gulfstream Aerospace Corporation December 1998 — March 2002; Executive Vice President, Gulfstream Aerospace Corporation February 1994 — December 1998	58

Allan C. Cameron — Vice President of the company and President of Bath Iron Works since March 1996	57

Nicholas D. Chabraja — Chairman of the Board of Directors of the company and Chief Executive Officer since June 1997	60

Michael E. Chandler — Vice President of the company and President of General Dynamics Network Systems since August 2001; Vice President of the company and President of General Dynamics Worldwide Telecommunication Systems February 2000 — August 2001; President of General Dynamics Worldwide Telecommunication Systems September 1999 — February 2000; Vice President and General Manager, GTE Government Systems Worldwide Telecommunication Systems Division November 1997 — September 1999	58

Cordis B. Colburn — Vice President Government Relations since May 2002; Staff Vice President February 1996 — May 2002	58

Kenneth C. Dahlberg — Executive Vice President and Group Executive, Information Systems and Technology since March 2001; Executive Vice President for Business Development and President, Raytheon International January 2000 — March 2001; President and Chief Operating Officer, Raytheon Systems Company December 1997 — December 1999	58

Gerard J. DeMuro — Vice President of the company and President of General Dynamics C4 Systems since August 2001; Vice President of the company and President of General Dynamics Communication Systems February 2000 — August 2001; President of General Dynamics Communication Systems September 1999 — February 2000; Vice President and General Manager, GTE Government Systems Communication Systems Division October 1997 — September 1999	47

Larry R. Flynn — Vice President of the company since October 2001; President, Product Support at Gulfstream Aerospace Corporation since May 2002; President of General Dynamics Aviation Services since February 2001; Senior Vice President, Aircraft Services at Gulfstream Aerospace Corporation December 1998 — February 2001; Vice President, Service and Product Support at Gulfstream Aerospace Corporation June 1995 — December 1998	51

David H. Fogg — Vice President and Treasurer since March 1998	47

Mark A. Fried — Vice President of the company and President of General Dynamics Decision Systems since October 2001; Vice President and General Manager of the Integrated Information Systems Group division of Motorola, Inc. January 1997 — October 2001	56

Name, Position and Office	Age

Mark Haley — Vice President of the company and Deputy General Counsel since October 2002; Deputy General Counsel May 2002 — October 2002; Staff Vice President and Associate General Counsel February 2000 — May 2002; partner of Preti, Flaherty, Beliveau, Pachios & Haley November 1998 — February 2000	54

Charles M. Hall — Vice President of the company and President of General Dynamics Land Systems since September 1999; Vice President, Production and Delivery, General Dynamics Land Systems March 1997 — September 1999	51

David K. Heebner — Senior Vice President Planning and Development since October 2002; Vice President Strategic Planning January 2000 — October 2002; Lieutenant General and Assistant Vice Chief of Staff, U.S. Army, July 1997 — November 1999	58

Preston A. Henne — Vice President of the company since October 2001; Senior Vice President, Programs, Engineering and Test at Gulfstream Aerospace Corporation since May 2002; Senior Vice President, Programs at Gulfstream Aerospace Corporation September 1994 — May 2002	55

Kenneth A. Hill — Vice President Information Technology since April 1997	53

Linda P. Hudson — Vice President of the company and President of General Dynamics Armament and Technical Products since May 1999; Staff Vice President Business Development August 1997 — May 1999	52

Joseph T. Lombardo — Vice President of the company since October 2001; Chief Operating Officer at Gulfstream Aerospace Corporation since May 2002; Senior Vice President, Operations at Gulfstream Aerospace Corporation December 1998 — May 2002; Vice President, Co-Production at Gulfstream Aerospace Corporation June 1996 — December 1998	56

Michael J. Mancuso — Senior Vice President and Chief Financial Officer since March 1997	60

Bryan T. Moss — Vice President of the company since May 2002 and Vice Chairman and Director of Gulfstream Aerospace Corporation since March 1995	63

Phebe N. Novakovic — Vice President Strategic Planning since October 2002; Staff Vice President May 2002 — October 2002; Director of Strategic Planning and Development March 2001 — May 2002; Special Assistant to the Secretary and Deputy Secretary of Defense July 1997 — March 2001	45

Walter M. Oliver — Senior Vice President Human Resources and Administration since March 2002; Vice President Human Resources and Administration January 2001 — March 2002; Senior Vice President Human Resources, Ameritech Corp., April 1994 — December 2000	57

Kendell M. Pease — Vice President Communications since May 1998; Rear Admiral and Chief Information Officer, U.S. Navy, August 1992 — May 1998	57

David A. Savner — Senior Vice President and General Counsel, Secretary since May 1999; Senior Vice President — Law and Secretary April 1998 — May 1999; Senior Partner of Jenner & Block, LLC May 1987 — April 1998	58

William O. Schmieder — Vice President International since March 2001; Staff Vice President International January 2000 — March 2001; Vice President Business Development, Lockheed Martin Electronics & Missiles June 1997 — December 1999	55

Name, Position and Office	Age

John W. Schwartz — Vice President and Controller since March 1998	46

John F. Stewart — Vice President of the company and President of General Dynamics Advanced Information Systems since August 2001; Vice President of the company and President of General Dynamics Electronic Systems February 2000 — August 2001; President of General Dynamics Electronic Systems September 1999 — February 2000; Vice President and General Manager, GTE Government Systems Electronic Systems Division November 1997 — September 1999	62

Michael W. Toner — Executive Vice President and Group Executive, Marine Systems and President of Electric Boat Corporation, since March 2003; Vice President of the company and President of Electric Boat Corporation January 2000 — March 2003; Senior Vice President of Electric Boat Corporation June 1998 — January 2000; Vice President, Innovation at Electric Boat Corporation October 1995 — June 1998	59

Arthur J. Veitch — Executive Vice President and Group Executive, Combat Systems since March 2002; Senior Vice President and Group Executive, Combat Systems September 1999 — March 2002; Vice President of the company and President of General Dynamics Land Systems February 1997 — September 1999	57

Richard H. Vortmann — Vice President of the company and President of National Steel and Shipbuilding Company since February 1999; President, Chief Executive Officer and Chairman of the Board of National Steel and Shipbuilding Company April 1989 — February 1999	58

Michael S. Wilson — Vice President of the company and President of General Dynamics Ordnance and Tactical Systems since October 2001; President of General Dynamics Ordnance and Tactical Systems January 2001 — October 2001; President of Ordnance and Tactical Systems division of Primex Corporation January 1997 — January 2001	56

John K. Welch — Executive Vice President and Group Executive, Marine Systems March 2002 — March 2003; Senior Vice President and Group Executive, Marine Systems January 2000 — March 2002; Vice President of the company and President of Electric Boat Corporation October 1995 — January 2000	53

Item 2.     Properties

      Principal Business Groups. A summary of floor space (square feet in millions) at the main facilities of the Information Systems and Technology, Combat Systems, Marine Systems and Aerospace business groups as of December 31, 2002, follows:

	Company		Government
	Owned	Leased	Owned
	Facilities	Facilities	Facilities	Total

Information Systems and Technology:
General Dynamics Advanced Information Systems

Pittsfield, MA (Labs)	—	—	0.9	0.9

Bloomington, MN (Office)	—	0.5	—	0.5

Mountain View, CA (Office/ Factory)	0.2	0.1	—	0.3

Greensboro, NC (Factory/ Office)	—	0.2	—	0.2

Annapolis Junction, MD (Office/ Lab)	—	0.1	—	0.1

Arlington, VA (Office/ Lab)	—	0.1	—	0.1

Florham Park, NJ (Office/ Lab)	—	0.1	—	0.1
General Dynamics C4 Systems

Taunton, MA (Office/ Factory)	0.1	0.4	—	0.5

Needham, MA (Office/ Lab)	0.4	—	—	0.4

Ottawa, Ontario (Office/ Plant)	0.2	0.1	—	0.3

Calgary, Alberta (Office)	—	0.2	—	0.2
General Dynamics Decision Systems

Scottsdale, AZ (Office/ Lab/ Factory/ Warehouse)	1.5	—	—	1.5
General Dynamics Network Systems

Needham, MA (Office/ Lab)	0.1	—	—	0.1
General Dynamics United Kingdom Limited

East Sussex, U.K. (Office)	0.1	—	—	0.1

South Wales, U.K. (Office)	0.1	—	—	0.1

Total Information Systems and Technology	2.7	1.8	0.9	5.4

Combat Systems:
General Dynamics Armament and Technical Products

Marion, IL (Plant/ Office)	0.9	—	—	0.9

Camden, AK (Plant/ Office)	0.2	0.3	—	0.5

Saco, ME (Plant/ Office)	0.5	—	—	0.5

DeLand, FL (Plant/ Office)	0.4	—	—	0.4

Lincoln, NE (Plant/ Office)	0.2	0.2	—	0.4

Burlington, VT (Plant/ Office)	—	0.2	—	0.2
General Dynamics Land Systems

Lima, OH (Plant)	—	—	1.6	1.6

Muskegon, MI (Plant)	1.0	0.1	—	1.1

Sterling Heights, MI (Office/ Warehouse)	0.6	—	—	0.6

Scranton, PA (Plant)	—	0.3	—	0.3

Anniston, AL (Plant/ Warehouse)	—	—	0.2	0.2

Woodbridge, VA (Office)	0.1	0.1	—	0.2

Imperial, CA (Plant/ Warehouse)	—	0.1	—	0.1

Shelby Township, MI (Plant/ Office)	—	0.1	—	0.1

Tallahassee, FL (Plant/ Office)	—	0.1	—	0.1

Westminster, MD (Plant/ Office)	—	0.1	—	0.1

	Company		Government
	Owned	Leased	Owned
	Facilities	Facilities	Facilities	Total

General Dynamics Ordnance and Tactical Systems

Marion, IL (Plant/ Office)	—	0.8	—	0.8

Red Lion, PA (Plant/ Office)	0.3	—	—	0.3

St. Marks, FL (Plant/ Office)	0.3	—	—	0.3

Anniston, AL (Plant/ Office)	—	0.1	—	0.1

St. Petersburg, FL (Office)	—	0.1	—	0.1
Santa Barbara Sistemas, S.A.

Murcia, Spain (Plant)	—	—	1.0	1.0

Trubia, Spain (Plant)	—	—	1.0	1.0

Palencia, Spain (Plant)	—	—	0.9	0.9

Granada, Spain (Plant)	—	—	0.7	0.7

Oviedo, Spain (Plant)	—	—	0.5	0.5

Sevilla, Spain (Office/ Plant)	—	—	0.4	0.4

La Coruna, Spain (Plant)	—	—	0.2	0.2
Santa Barbara Sistemas GmbH

Kaiserslautern, Germany (Office/ Plant)	—	—	0.6	0.6

Total Combat Systems	4.5	2.6	7.1	14.2

Marine Systems:
Bath Iron Works Corporation

Brunswick, ME (Plant/ Warehouse/Office)	1.1	0.2	—	1.3

Bath, ME (Shipyard)	1.1	—	—	1.1
Electric Boat Corporation

Groton, CT (Shipyard)	2.8	0.1	—	2.9

Quonset Point, RI (Plant/ Warehouse)	0.4	1.1	—	1.5
National Steel and Shipbuilding Company

San Diego, CA (Shipyard)	0.3	0.1	—	0.4

Total Marine Systems	5.7	1.5	—	7.2

Aerospace:
Gulfstream Aerospace Corporation

Savannah, GA (Factory/ Office)	1.4	0.1	—	1.5

Long Beach, CA (Service/ Completion Center)	0.3	0.1	—	0.4

Dallas, TX (Service/ Completion Center)	0.2	0.1	—	0.3

Appleton, WI (Service/ Completion Center)	0.1	0.1	—	0.2

Fort Worth, TX (Completion Center)	—	0.2	—	0.2

Mexicali, Mexico (Factory)	—	0.2	—	0.2

Brunswick, GA (Service/ Completion Center)	—	0.1	—	0.1
General Dynamics Aviation Systems

Las Vegas, NV (Service Center)	—	0.1	—	0.1

Minneapolis, MN (Service Center)	—	0.1	—	0.1

West Palm Beach, FL (Service Center)	—	0.1	—	0.1

Westfield, MA (Service Center)	0.1	—	—	0.1

Total Aerospace	2.1	1.2	—	3.3

      Other Properties. Freeman Energy operates two underground coal mines and one surface coal mine in Illinois. Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output.

Material Service operates several stone quarries, as well as sand and gravel pits and yards in the Chicago, Illinois and Indiana areas for its aggregates business.

      The company owns approximately 225 acres of property in Rancho Cucamonga, California, of which approximately 60 acres is undeveloped.

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

      The company is primarily engaged in providing products and services under contracts with the U.S. government and, to a lesser degree, under direct foreign sales contracts, some of which are funded by the U.S. government. These contracts are subject to extensive legal and regulatory requirements and, from time to time, agencies of the U.S. government investigate whether the company’s operations are being conducted in accordance with these requirements. The company does not believe that the outcome of any such government investigations will have a material impact on the company’s results of operations, financial condition or cash flows.

Termination of A-12 Program

      In January 1991, the Navy terminated the company’s A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas, now owned by The Boeing Company, (the contractors) were parties to the contract with the Navy; each had full responsibility to the Navy for performance under the contract; and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1.4 billion in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors’ challenge to the termination for default, or a negotiated settlement.

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

      On July 1, 1999, the U.S. Court of Appeals for the Federal Circuit found that the Trial Court erred in converting the termination for default to a termination for convenience without first determining whether a default existed. The Court of Appeals remanded the case for determination of whether the government’s default termination was justified. On August 31, 2001, following the trial on remand, the Trial Court issued an opinion upholding the default termination of the A-12 contract. In its opinion, the Trial Court rejected all of the government’s arguments to sustain the default termination except for one: schedule. With respect to the government’s schedule arguments, the Trial Court held that the schedule the government unilaterally imposed was reasonable and enforceable, and that the government had not waived that schedule. On the sole ground that the contractors were not going to deliver the first aircraft on the date provided in the unilateral schedule, the Trial Court upheld the default termination and entered judgment for the government.

      The contractors filed post-trial motions seeking reconsideration by the Trial Court of its opinion and judgment. On October 4, 2001, the Trial Court denied the contractors’ post-trial motions. On November 30, 2001, the company filed its notice of appeal, and during 2002, the contractors and the Navy filed their respective appellate briefs with the Court of Appeals. On January 9, 2003, the appeal was argued before a three-judge panel of the Court of Appeals.

      Following the August 31, 2001, decision of the Trial Court, the Navy and the contractors discussed the continued deferral of the payment of the $1.4 billion in unliquidated progress payments, plus interest, by an extension of the deferment agreement between the parties pursuant to which the Navy had deferred collection since 1991. No agreement was reached concerning this issue, though the contractors do not believe that the Trial Court’s decision triggers their obligation to make payment to the Navy. The Navy took no action to collect this amount from the contractors and settlement negotiations were conducted by the parties. On August 30, 2002, the Navy notified the contractors in writing that unless they paid, within 30 days, these unliquidated progress payments plus interest (approximately $2.3 billion), it would turn the matter over to the Defense Finance and Accounting Service for collection. The contractors have advised the Navy that they would resist collection as improper. In light of the Navy’s collection demand, the contractors requested the Trial Court to enter a stay of its judgment pending the outcome of the appeal. On December 13, 2002, the Trial Court agreed and entered a stay of its judgment pending appeal.

      On March 17, 2003, the Court of Appeals vacated the Trial Court’s judgment and remanded the case to the Trial Court for further proceedings. The Court of Appeals found that the Trial Court misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the Court of Appeals held that in order to uphold a termination for default a Trial Court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. This is a determination the company does not believe is supported by the evidence.

      If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract plus interest (approximately $1 billion at December 31, 2002). This would result in liability of approximately $1.2 billion pretax, $685 million after-tax, to be taken as a charge against discontinued operations. The company has sufficient resources to pay such an obligation if required.

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

Avolar

      Following UAL Corporation’s announcement on March 22, 2002, that it was closing its Avolar subsidiary, which was to engage in a business jet aircraft fractional ownership program, the company terminated its agreements with Avolar. The company retained deposits totaling $50 million related to this transaction. On May 28, 2002, United BizJet Holdings, Inc., a subsidiary of UAL Corporation, filed a claim against the company in the Circuit Court of Cook County, Illinois, seeking the return of the Avolar deposits. On October 11, 2002, the Circuit Court dismissed United BizJet’s complaint without prejudice for failure to engage in mandatory pre-litigation mediation. United BizJet moved for reconsideration, but on January 3, 2003, the Circuit Court denied reconsideration and reaffirmed its order of dismissal. On December 9, 2002, United BizJet filed for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The company believes the outcome of this matter will not have a material impact on the company’s results of operations, financial condition or cash flows.

Environmental

      The company’s operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental responses at some of the company’s current and former facilities, and at third-party sites not owned by the company but where the company has been designated a PRP by the EPA or a state environmental agency. The company is also involved in the investigation, cleanup and remediation of various conditions at current and former company sites where the release of hazardous materials may have occurred. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable costs and, therefore, reimbursed by the U.S. government. Based on a site-by-site review and analyses by outside counsel and environmental consultants, the company believes that its liability at any individual site, or in the aggregate, arising from such sites at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP, is not material to the company’s results of operations, financial condition or cash flows. Moreover, based on all known facts and expert analyses, the company does not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to the company’s results of operations, financial condition or cash flows.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the company’s security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.      Market for the Company’s Common Equity and Related Stockholder Matters

      The company’s common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

      The high and low sales prices of the company’s common stock and the cash dividends declared with respect to the company’s common stock for each quarterly period during the two most recent fiscal years are included in Note T to the Consolidated Financial Statements appearing on page 55 of the 2002 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

Item 6.     Selected Financial Data

      The “Selected Financial Data” appearing on page 60 of the 2002 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference in response to this item.

Item 7.	Management’s Discussion and Analysis of the Results of Operations and Financial Condition

      The “Management’s Discussion and Analysis of the Results of Operations and Financial Condition” appearing on pages 21 through 35 of the 2002 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference in response to this item.

Item 7A.     Quantitative and Qualitative Information about Market Risk

      The information appearing under the caption “Market Risk” on page 33 of the 2002 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2002, is incorporated herein by reference in response to this item.

Item 8.     Financial Statements and Supplementary Data

      The Consolidated Financial Statements, Notes to Consolidated Financial Statements and Auditors’ Report appearing on pages 36 through 59 of the 2002 Annual Report, filed as Exhibit 13 to this Annual Report on Form 10-K for the year ended December 31, 2002, are incorporated herein by reference in response to this item.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      On June 4, 2002 Arthur Andersen LLP informed the company that it would no longer be able to fulfill its services as the company’s independent auditors. As a result, on June 5, 2002, upon the recommendation of the company’s Audit Committee, the Board of Directors appointed KPMG LLP to serve as the company’s independent auditors for the year ended December 31, 2002. The change in auditors was effective immediately.

      Arthur Andersen’s reports on the company’s consolidated financial statements for fiscal years 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During 2000 and 2001 and through the date of Arthur Andersen’s resignation, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with its report on the company’s consolidated financial statements for such years; and (ii) no “reportable events” (as such term is defined in the regulations to the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended).

      During 2000 and 2001 and through the date of Arthur Andersen’s resignation, the company did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company’s consolidated financial statements, or any matter or reportable event.

      There were no disagreements with KPMG on accounting and financial disclosure for the company’s consolidated financial statements for the year ended December 31, 2002.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required to be set forth herein, except for a list of the executive officers that is provided in Part I of this report, is included in the sections entitled “Election of the Board of Directors of the Company” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for its 2003 shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

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

      The information required to be set forth herein with respect to securities for issuance under the company’s equity compensation plans is included in the section entitled “Equity Compensation Plan Information” in the company’s Proxy Statement, which section is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The information required to be set forth herein is included in the section entitled “Election of the Board of Directors of the Company – Transactions Involving Directors and the Company” in the company’s Proxy Statement, which section is incorporated herein by reference.

Item 14.     Controls and Procedures

      The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). This evaluation was made within 90 days prior to the filing of this Annual Report (the Evaluation Date). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are adequate and effective and designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within these entities.

      There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

      The Independent Auditors’ Report and Consolidated Financial Statements appearing in the 2002 Annual Report on the pages listed in the following index are included in this Annual Report on Form 10-K for the year ended December 31, 2002, as Exhibit 13, and are incorporated herein by reference.

Page of
2002
Annual
Report

Independent Auditors’ Report	59

Consolidated Financial Statements:

Consolidated Statement of Earnings	36

Consolidated Balance Sheet	37

Consolidated Statement of Cash Flows	38

Consolidated Statement of Shareholders’ Equity	39

Notes to Consolidated Financial Statements (A to U)	40 - 58

      2. Financial Statement Schedules

      No schedules are submitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

      3. Exhibits

      See Index on pages 28 through 29 of this Annual Report on Form 10-K for the year ended 2002.

(b) Reports on Form 8-K

      On December 19, 2002, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that the company had entered into a definitive agreement to acquire General Motors Defense for $1.1 billion in cash. The consummation of the transaction was effective March 1, 2003.

      On December 3, 2002, the company reported to the Securities and Exchange Commission under Item 5, Other Events, that on December 2, 2002, the Department of Defense informed the company and The Boeing Company that it intended to deduct approximately $2.3 billion from payments due the companies for work on various military programs. This payment represents the amount the Department of Defense claims the companies owe in the A-12 aircraft case. The company was granted a stay of that collection effort through the courts.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By: /s/ JOHN W. SCHWARTZ
John W. Schwartz
Vice President and Controller

March 24, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 24, 2003, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ NICHOLAS D. CHABRAJA Nicholas D. Chabraja	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ MICHAEL J. MANCUSO Michael J. Mancuso	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ JOHN W. SCHWARTZ John W. Schwartz	Vice President and Controller (Principal Accounting Officer)

* James S. Crown	Director

* Lester Crown	Director

* Charles H. Goodman	Director

* George A. Joulwan	Director

* Paul G. Kaminski	Director

* James R. Mellor	Director

* Carl E. Mundy, Jr.	Director

* Carlisle A. H. Trost	Director

* By David A. Savner pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

/s/ DAVID A. SAVNER _______________________________________ David A. Savner
Secretary

CERTIFICATIONS PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

I, Nicholas D. Chabraja, certify that:

1)	I have reviewed this annual report on Form 10-K of General Dynamics Corporation;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 24, 2003

/s/ NICHOLAS D. CHABRAJA _______________________________________ Nicholas D. Chabraja
Chairman & Chief Executive Officer

I, Michael J. Mancuso, certify that:

1)	I have reviewed this annual report on Form 10-K of General Dynamics Corporation;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

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

6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003

/s/ MICHAEL J. MANCUSO _______________________________________ Michael J. Mancuso
Sr. Vice President & Chief Financial Officer

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

Exhibit
Number		Description

3.1		Certificate of Amendment of the Restated Certificate of Incorporation (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the Commission May 15, 2002)
3.2		Amended and Restated By-Laws of the company (as amended effective June 5, 2002) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)
4.1		Indenture dated as of August 27, 2001 among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4 (No. 333-77024) filed with the Commission January 18, 2002)
4.2		First Supplemental Indenture dated as of August 27, 2001 among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4 (No. 333-77024) filed with the Commission January 18, 2002)
10.1*		Employment Agreement between the company and Nicholas D. Chabraja dated August 7, 2002 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)
10.2*		Retirement Benefit Agreement between the company and W. William Boisture, Jr. dated October 2, 2001 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Commission March 29, 2002)
10.3*		Employment Agreement between the company and Kenneth C. Dahlberg dated February 13, 2001 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Commission March 29, 2002)
10.4*		Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Commission March 29, 2002)
10.5*		Retirement Benefit Agreement between the company and Michael J. Mancuso dated March 6, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1997, filed with the Commission March 18, 1998)
10.6*		General Dynamics Corporation Non-Employee Directors 1999 Stock Plan**
10.7*		General Dynamics United Kingdom Share Save Plan**
10.8*		General Dynamics Corporation Supplemental Savings and Stock Investment Plan (incorporated by reference from the company’s annual report on Form 10-K for the year ended December 31, 2000, filed with the Commission March 29, 2001)
10.9*		Amendment to the Supplemental Savings and Stock Investment Plan effective October 3, 2002**
10.10	*	General Dynamics Corporation Second Amended and Restated 1997 Incentive Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)
10.11	*	Form of Severance Protection Agreement entered into by substantially all executive officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)
10.12	*	General Dynamics Supplemental Executive Retirement Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

Exhibit
Number		Description

10.13	*	Executive Life Insurance Policy provided by Aetna Life Insurance Company (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)
10.14	*	Excess Liability Policy provided by CNA Insurance Company (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)
10.15	*	Accidental Death & Dismemberment Policy provided by Lloyd’s, London (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)
10.16	*	Split-Dollar Insurance Agreement between the company and Mellor Family Irrevocable Trust, and the Trustees (as defined therein) dated November 21, 1994 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)
10.17	*	Consulting Agreement between General Dynamics Advanced Information Systems and Paul G. Kaminski dated October 30, 2002**
10.18	*	Modification to Consulting Agreement between General Dynamics Advanced Information Systems and Paul G. Kaminski dated January 1, 2003**
13		2002 Annual Report (pages 21 through 60)**
21		Subsidiaries**
23		Consent of KPMG LLP**
24		Power of Attorney of the Board of Directors**
99.1		2000 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 10-K/A for the year ended December 31, 2000, filed with the Commission June 29, 2001)
99.2		2000 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 10-K/A for the year ended December 31, 2000, filed with the Commission June 29, 2001)
99.3		2001 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2001, filed with the Commission June 28,2002)
99.4		2001 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2001, filed with the Commission June 28, 2002)
99.5		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Nicholas D. Chabraja **
99.6		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Michael J. Mancuso **

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.

**	Filed herewith.