Form 10-K/A
period 2002-12-31
GENERAL DYNAMICS CORP
filed 2003-03-25
CIK 40533

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

      The aggregate market value of the voting common stock held by non-affiliates of the registrant was $19,283,547,906 as of June 28, 2002.

      196,967,084 shares of the registrant’s common stock were outstanding at March 14, 2003.

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

EXPLANATORY NOTE

     This amendment revises the number of shares of the company’s common stock outstanding at March 14, 2003, and the aggregate market value of the company’s voting common stock held by non-affiliates at June 28, 2002, as reported on the cover of this Form 10-K.

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

GENERAL DYNAMICS CORPORATION

By: /s/ JOHN W. SCHWARTZ

John W. Schwartz
Vice President and Controller

March 25, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 25, 2003, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

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

      Date: March 25, 2003

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

Date: March 25, 2003

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