Form 10-Q
period 2003-03-30
GENERAL DYNAMICS CORP
filed 2003-05-06
CIK 40533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   X     No      .

197,366,567 shares of the registrant’s common stock, $1 par value per share, were outstanding at April 25, 2003.

GENERAL DYNAMICS CORPORATION

GENERAL DYNAMICS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	March 30
	2003	December 31
	(Unaudited)	2002

ASSETS
CURRENT ASSETS:
Cash and equivalents	$748	$328
Accounts receivable	1,263	1,074
Contracts in process	2,200	1,914
Inventories	1,456	1,405
Assets of discontinued operations	63	69
Other current assets	271	308

Total Current Assets	6,001	5,098

NONCURRENT ASSETS:
Property, plant and equipment, net	1,936	1,856
Intangible assets, net	541	560
Goodwill, net	4,515	3,510
Other assets	710	707

Total Noncurrent Assets	7,702	6,633

	$13,703	$11,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt	$2,380	$732
Accounts payable	1,212	1,056
Liabilities of discontinued operations	109	125
Other current liabilities	2,879	2,669

Total Current Liabilities	6,580	4,582

NONCURRENT LIABILITIES:
Long-term debt	720	718
Other liabilities	1,295	1,232
Commitments and contingencies (See Note L)

Total Noncurrent Liabilities	2,015	1,950

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	768	757
Retained earnings	5,613	5,455
Treasury stock	(1,277)	(1,016)
Accumulated other comprehensive income	4	3

Total Shareholders’ Equity	5,108	5,199

	$13,703	$11,731

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended

	March 30	March 31
	2003	2002

NET SALES	$3,421	$3,102
OPERATING COSTS AND EXPENSES	3,103	2,733

OPERATING EARNINGS	318	369
Interest expense, net	(11)	(12)
Other income (expense), net	4	(3)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	311	354
Provision for income taxes	90	122

EARNINGS FROM CONTINUING OPERATIONS	221	232

Discontinued Operations, net of tax	—	(3)

NET EARNINGS	$221	$229

NET EARNINGS PER SHARE:
Basic
Continuing Operations	$1.11	$1.15
Discontinued Operations	—	(0.01)

Net Earnings	$1.11	$1.14

Diluted
Continuing Operations	$1.11	$1.14
Discontinued Operations	—	(0.01)

Net Earnings	$1.11	$1.13

DIVIDENDS PER SHARE	$0.32	$0.30

SUPPLEMENTAL INFORMATION:
General and administrative expenses included in operating costs and expenses	$236	$219

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Three Months Ended

	March 30	March 31
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$221	$232
Adjustments to reconcile income from continuing operations to net cash provided by operating activities-
Depreciation, depletion and amortization of property, plant and equipment	47	45
Amortization of intangible assets	10	7
Deferred income tax provision	33	57
(Increase) decrease in assets, net of effects of business acquisitions-
Accounts receivable	(41)	(219)
Contracts in process	(124)	20
Inventories	(80)	(74)
Increase (decrease) in liabilities, net of effects of business acquisitions-
Accounts payable	11	(39)
Customer deposits on commercial contracts	(53)	(115)
Billings in excess of costs and estimated profits	137	26
Income taxes payable	83	80
Other current liabilities	(64)	(78)
Other, net	33	(17)

Net Cash Provided (Used) by Operating Activities from Continuing Operations	213	(75)
Net Cash Used by Discontinued Operations	(12)	(8)

Net Cash Provided (Used) by Operating Activities	201	(83)

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(1,075)	—
Capital expenditures	(31)	(44)
Proceeds from sale of assets	1	18
Other, net	(7)	11

Net Cash Used by Investing Activities	(1,112)	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	1,654	75
Net (repayments of) proceeds from other debt	(10)	2
Dividends paid	(60)	(56)
Purchases of common stock	(274)	(10)
Proceeds from option exercises	21	31
Other, net	—	(6)

Net Cash Provided by Financing Activities	1,331	36

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	420	(62)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	328	439

CASH AND EQUIVALENTS AT END OF PERIOD	$748	$377

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$3	$17
Interest, including finance operations	$12	$9

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(A)  Basis of Preparation

     The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three-month period ended March 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     The unaudited consolidated financial statements for the three months ended March 31, 2002, have been restated to present the results of the company’s undersea fiber optic cable-laying business in discontinued operations, as discussed in Note C.

     In the opinion of the company, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods ended March 30, 2003, and March 31, 2002.

(B)  Equity Compensation Plans

     The company accounts for its incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The company measures compensation cost for stock options as the excess, if any, of the quoted market price of the company’s stock at the measurement date over the exercise price. The company records stock awards at fair value at the date of the award.

     Had compensation cost for stock options been determined based on the fair value at the grant dates for awards under the company’s incentive compensation plans, the company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

		Three Months Ended
		March 30	March 31
		2003	2002

Net Earnings:	As reported	$221	$229
	Fair value-based stock compensation expense	7	7

	Pro forma	$214	$222

Net Earnings Per Share — Basic:	As reported	$1.11	$1.14
	Pro forma	$1.08	$1.10

Net Earnings Per Share — Diluted:	As reported	$1.11	$1.13
	Pro forma	$1.07	$1.10

     The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

(C)  Discontinued Operations

     The company exited its undersea fiber optic cable-laying business in the fourth quarter of 2002 because of substantial overcapacity in the market and a lack of contract backlog. The results of this business’s operations had been included in the Information Systems and Technology group since 1998. The company recognized an after-tax charge of $109 for ship lease obligations and the write-down of assets to net realizable value upon exiting the business.

     The summary of operating results from discontinued operations is as follows:

	Three Months Ended
	March 30	March 31
	2003	2002

Net sales	$—	$19
Operating expenses	—	23

Loss before taxes	—	(4)
Tax benefit	—	1

Loss from discontinued operations	$—	$(3)

     Assets and liabilities of discontinued operations consisted of the following:

	March 30	December 31
	2003	2002

Current assets	$62	$68
Noncurrent assets	1	1

Assets of discontinued operations	$63	$69

Current liabilities	109	125

Liabilities of discontinued operations	$109	$125

(D)  Comprehensive Income

     Comprehensive income was $222 for the three-month period ended March 30, 2003, and $223 for the three-month period ended March 31, 2002. Comprehensive income consists of net earnings ($221 for the three-month period ended March 30, 2003, and $229 for the three-month period ended March 31, 2002), foreign currency translation adjustments and fair value adjustments for both a currency swap (see Note I) and available for sale securities.

(E)  Earnings Per Share

     Basic and diluted weighted-average shares outstanding were as follows (in thousands) for the three-month periods ended March 30, 2003, and March 31, 2002:

	Three Months Ended
	March 30	March 31
	2003	2002

Basic weighted average shares outstanding	198,878	200,993
Assumed exercise of stock options(a)	840	1,649
Contingently issuable shares	—	61

Diluted weighted average shares outstanding	199,718	202,703

(a)	Options to purchase 4,495 and 2,210 shares of common stock were outstanding during the first quarter of 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price for the common shares.

(F)  Contracts in Process

     Contracts in process primarily represent costs and accrued profit related to defense contracts and programs and consisted of the following:

	March 30	December 31
	2003	2002

Contract costs and estimated profits	$14,201	$15,301
Other contract costs	713	711

	14,914	16,012
Less advances and progress payments	12,714	14,098

	$2,200	$1,914

     Contract costs include production costs and related overhead, such as general and administrative expenses, as well as contract recoveries for such matters as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $27 as of March 30, 2003, and $29 as of December 31, 2002. The company records revenue associated with these matters as either income or as an offset against a potential loss only when recovery can be reliably estimated and its realization is probable. Other contract costs primarily represent amounts required to be recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. The company expects to recover these costs through on-going business, including both existing backlog and probable follow-on contracts. This business base consists of numerous contracts for which the company is the sole source or one of two suppliers on long-term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

(G)  Inventories

     Inventories primarily represent commercial aircraft components and consisted of the following:

	March 30	December 31
	2003	2002

Work in process	$807	$750
Raw materials	389	396
Pre-owned aircraft	219	230
Other	41	29

	$1,456	$1,405

     Work-in-process inventories as of March 30, 2003, included six unsold large green aircraft and 11 unsold mid-size green aircraft. This compares with four large and 15 mid-size aircraft as of December 31, 2002. With respect to the mid-size aircraft, the company carries a corresponding payable to its revenue sharing partner who bears the risk of the carrying value of this inventory. Other inventories consist primarily of coal and aggregates, which are stated at the lower of average cost or estimated net realizable value.

(H)  Intangible Assets and Goodwill, Net

     Intangible assets consisted of the following:

		March 30, 2003		December 31, 2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangible assets	$481	$(108)	$373	$481	$(104)	$377
Other intangible assets	243	(94)	149	252	(88)	164

	$724	$(202)	$522	$733	$(192)	$541

Unamortized intangible assets:
Trademarks	$19	$—	$19	$19	$—	$19

     The company amortizes contract and program intangible assets on a straight-line basis over periods ranging from eight to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses, which are amortized over periods ranging from five to 21 years.

     Amortization expense was $10 for the three-month period ended March 30, 2003, and $7 for the three-month period ended March 31, 2002. The company expects to record annual amortization expense of approximately $40 in each of the next five years related to these intangible assets.

     The purchase prices of acquired businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. On March 1, 2003, the company acquired GM Defense of London, Ontario, a business unit of General Motors Corporation, for $1.1 billion in cash. Certain of the estimates related to the company’s acquisition of GM Defense are still preliminary at March 30, 2003. The company is awaiting the finalization of an audit of the closing balance sheet of GM Defense for purposes of determining a purchase price adjustment, if any, the appraisal of assets acquired and the identification and valuation of intangible assets acquired. The company expects this analysis to be completed during the third quarter of 2003.

     The changes in the carrying amount of goodwill by business group for the three months ended March 30, 2003, were as follows:

	December 31			March 30
	2002	Acquisitions	Other	2003

Information Systems and Technology	$2,213	$—	$16	$2,229
Combat Systems	756	982	7	1,745
Marine Systems	193	—	—	193
Aerospace	347	—	—	347
Resources	1	—	—	1

	$3,510	$982	$23	$4,515

(I)  Debt

     Debt (excluding the company’s finance operation) consisted of the following:

	March 30	December 31
	2003	2002

Commercial paper, net of unamortized discount	$2,368	$714
Floating rate notes	500	500
Senior notes	150	150
Term debt	45	45
Other	37	41

	3,100	1,450
Less current portion	2,380	732

	$720	$718

     The company’s primary source of funding is commercial paper, which as a short-term borrowing instrument subjects the company to changes in interest rates. As of March 30, 2003, the company had $2.4 billion par value discounted commercial paper outstanding at an average yield of approximately 1.29 percent with an average maturity of approximately 19 days. The company has approximately $3.5 billion in bank credit facilities, which serve as back-up liquidity facilities to the commercial paper program. These credit facilities consist of a $975 364-day facility expiring in August 2003, with provision to extend for one year at the company’s option when drawn; a $1 billion multiyear facility expiring in July 2006; and a $1.5 billion interim credit facility (ICF) expiring not later than July 2003. The company filed a Form S-3 Registration Statement on April 3, 2003, (the Registration Statement) to register $3 billion of public debt securities. The company intends in 2003 to issue medium-term debt pursuant to the Registration Statement, the proceeds of which will be used to repay a substantial portion of the company’s commercial paper. The company’s commercial paper issuances and the bank credit facilities are guaranteed by certain of the company’s 100-percent owned subsidiaries.

     As of March 30, 2003, the company had outstanding $500 of three-year floating rate notes due September 1, 2004. The notes are registered under the Securities Act of 1933, as amended. Interest on the notes resets quarterly at three-month LIBOR plus 0.22 percent, and is payable each March, June, September and December. The notes had an average interest rate of 1.62 percent for the three months ended March 30, 2003. The notes are redeemable at the company’s option in whole or in part at any time prior to their maturity at 100 percent of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed. These floating rate notes are guaranteed by certain of the company’s 100-percent owned subsidiaries. See Note O for condensed consolidating financial statements.

     The senior notes are privately-placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semi-annually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap, which fixes its foreign currency variability on both the principal and interest components of these notes. As of March 30, 2003, the fair value of this currency swap was an $11 asset, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are guaranteed by General Dynamics Corporation.

     The company assumed the term debt in connection with its acquisition of Primex Technologies, Inc. Sinking fund payments of $5 are required in December of each of the years 2003 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

     As of March 30, 2003, other consisted of $3 related to a leasehold interest, $4 drawn under a $79 line of credit, a $16 note payable to a Spanish insurance company and two capital lease arrangements totaling $14. Annual principal payments on the note payable are $2 in 2003, $10 in 2004, $1 in 2005, with the balance due in 2006. Interest is payable each December at a rate of 3.85 percent annually. The capital leases extend through 2010.

(J)  Liabilities

     A summary of significant liabilities, by balance sheet caption, follows:

	March 30	December 31
	2003	2002

Billings in excess of costs and estimated profits	$653	$516
Workers’ compensation	509	509
Customer deposits on commercial contracts	336	384
Retirement benefits	294	274
Salaries and wages	214	222
Other	873	764

Other Current Liabilities	$2,879	$2,669

Retirement benefits	$345	$350
Deferred U.S. federal income taxes	217	197
Customer deposits on commercial contracts	82	87
Accrued costs on disposed businesses	67	67
Other	584	531

Other Liabilities	$1,295	$1,232

(K)  Income Taxes

     The company had a net deferred tax asset of $24 at March 30, 2003, and $57 at December 31, 2002. The current portion of the net deferred tax asset was $181 at March 30, 2003, and $194 at December 31, 2002, and is included in other current assets on the consolidated balance sheet. Based on the company’s projected earnings and current backlog, no material valuation allowance was required for the company’s deferred tax assets at March 30, 2003, and December 31, 2002.

     The company has completed its protest to the IRS Appeals Division for the years 1994 and 1995 with no material impact to the company’s results of operations, financial condition or cash flows. The IRS has begun its examination of the company’s income tax returns for 1996 through 1998. On November 27, 2001, the company filed a refund suit, titled General Dynamics v. United States, for the years 1991 to 1993 in the U.S. Court of Federal Claims. The company anticipates that the years 1994 and 1995 will be added to this suit. The suit seeks recovery of refund claims that were disallowed by the IRS at the administrative level. If the court awards a full recovery to the company, the refund could exceed $100 (including after-tax interest). The company expects the litigation to take several years to resolve. The company has recognized no income from this matter.

     The company has recorded liabilities for tax contingencies for open years. During the first quarter of 2003, the company reduced its liabilities for tax contingencies upon resolution of certain outstanding state tax disputes. This resulted in a non-cash benefit of $15, or $.08 per share. The company does not expect the resolution of open tax matters to have a material impact on the company’s results of operations, financial condition or cash flows.

(L)  Commitments and Contingencies

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

      Environmental

     The company is subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental responses at some of the company’s current and former facilities, and at third-party sites not owned by the company but where the company has been designated a “Potentially Responsible Party” (PRP) by the Environmental Protection Agency or a state environmental agency. The company is also involved in the investigation, cleanup and remediation of various conditions at current and former company sites where the release of hazardous materials may have occurred. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable costs and, therefore, reimbursed by the U.S. government. Based on a site-by-site review and analyses by outside counsel and environmental consultants, the company believes that its liability at any individual site, or in the aggregate, arising from such sites at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP, is not material to the company’s results of operations, financial condition or cash flows. Moreover, based on all known facts and expert analyses, the company does not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to the company’s results of operations, financial condition or cash flows.

      Other

     In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers aggregating approximately $824 at March 30, 2003. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

     On June 5, 2001, the company acquired substantially all of the assets of Galaxy Aerospace Company LP. The selling parties may receive additional payments, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets.

     As of March 30, 2003, in connection with orders for nine Gulfstream G550s, two Gulfstream G400s and four Gulfstream G200 aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft, primarily Gulfstream IV-SPs and Gulfstream Vs, at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2004 and totaled $415 as of March 30, 2003, down from $551 at December 31, 2002. Beyond these commitments, additional aircraft trade-ins are likely to be accepted throughout the year in connection with future orders for new aircraft.

     The company provides product warranties to its customers associated with certain product sales, particularly business aircraft. The company also offers a five-year maintenance program that supplements the standard product warranties on Gulfstream G400 and Gulfstream G550 aircraft models. The company records estimated warranty costs in the period in which the related products are delivered.

The warranty liability recorded at each balance sheet date is based on the estimated number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments and is included in other current liabilities and other liabilities on the consolidated balance sheet. The changes in the carrying amount of warranty liabilities for the three-month period ended March 30, 2003, were as follows:

	December 31	Warranty			March 30
	2002	Accruals	Payments	Adjustments(a)	2003

Warranty liabilities	$137	$9	$(9)	$81	$218

(a)	Includes warranty liabilities assumed in connection with the acquisition of GM Defense.

(M)  Termination of A-12 Program

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

     On March 17, 2003, the Court of Appeals vacated the Trial Court’s judgment and remanded the case to the Trial Court for further proceedings. The Court of Appeals found that the Trial Court misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the Court of Appeals held that in order to uphold a termination for default the Trial Court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. This is a determination the company does not believe is supported by the evidence.

     If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract plus interest, which was approximately $1 billion at March 30, 2003. This would result in a liability of approximately $1.2 billion pretax, $690 after-tax, to be taken as a charge against discontinued operations. The company has sufficient resources to pay such an obligation if required.

(N)  Business Group Information

     The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from information technology and communications, land and amphibious combat systems, naval and commercial shipbuilding, and business aviation, respectively. The company also owns certain commercial operations which are identified for reporting purposes as Resources. The company measures each group’s profit based on operating earnings. As a result, net interest, other income and expense items and income taxes have not been allocated to the company’s business groups.

     Summary financial information for each of the company’s business groups follows:

		Three Months Ended

	Net Sales		Operating Earnings

	March 30	March 31	March 30	March 31
	2003	2002	2003	2002

Information Systems and Technology	$995	$852	$111	$91
Combat Systems	815	573	92	55
Marine Systems	976	864	65	73
Aerospace	594	763	40	144
Resources*	41	50	10	6

	$3,421	$3,102	$318	$369

	Identifiable Assets

	March 30	December 31
	2003	2002

Information Systems and Technology	$3,659	$3,613
Combat Systems	4,220	2,439
Marine Systems	2,076	1,933
Aerospace	2,588	2,505
Resources*	157	293
Corporate**	1,003	948

	$13,703	$11,731

*	Resources includes the results of the company’s coal and aggregates operations, as well as the operating results of the company’s commercial pension plans.

**	Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and net prepaid pension cost related to the company’s commercial pension plans.

(O)  Condensed Consolidating Financial Statements

     The floating rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent owned subsidiaries of General Dynamics Corporation (the Guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the Guarantors on a combined basis (each Guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of March 30, 2003, and December 31, 2002, for the balance sheet, as well as the statements of earnings and cash flows for the three-month periods ended March 30, 2003, and March 31, 2002.

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended March 30, 2003	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$2,908	$513	$—	$3,421
Cost of sales	(9)	2,453	423	—	2,867
General and administrative expenses	—	199	37	—	236

OPERATING EARNINGS	9	256	53	—	318
Interest expense	8	1	4	—	13
Interest income	—	—	2	—	2
Other income, net	(1)	3	2	—	4

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	—	258	53	—	311
Provision for income taxes	(10)	82	18	—	90
Discontinued operations, net of tax	—	—	—	—	—
Equity in net earnings of subsidiaries	211	—	—	(211)	—

NET EARNINGS	$221	$176	$35	$(211)	$221

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended March 31, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$2,782	$320	$—	$3,102
Cost of sales	(9)	2,259	264	—	2,514
General and administrative expenses	—	194	25	—	219

OPERATING EARNINGS	9	329	31	—	369
Interest expense	10	1	4	—	15
Interest income	—	1	2	—	3
Other expense, net	(1)	(2)	—	—	(3)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2)	327	29	—	354
Provision for income taxes	(16)	128	10	—	122
Discontinued operations, net of tax	—	(3)	—	—	(3)
Equity in net earnings of subsidiaries	215	—	—	(215)	—

NET EARNINGS	$229	$196	$19	$(215)	$229

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
March 30, 2003	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$143	$—	$605	$—	$748
Accounts receivable	—	953	310	—	1,263
Contracts in process	21	1,700	479	—	2,200
Inventories
Work in process	—	801	6	—	807
Raw materials	—	384	5	—	389
Pre-owned aircraft	—	219	—	—	219
Other	—	40	1	—	41
Assets of discontinued operations	—	63	—	—	63
Other current assets	118	122	31	—	271

Total Current Assets	282	4,282	1,437	—	6,001

NONCURRENT ASSETS:
Property, plant and equipment	146	3,010	450	—	3,606
Accumulated depreciation, depletion & amortization of PP&E	(26)	(1,497)	(147)	—	(1,670)
Intangible assets and goodwill	—	3,708	1,765	—	5,473
Accumulated amortization of intangible assets	—	(385)	(32)	—	(417)
Other assets	294	191	225	—	710
Investment in subsidiaries	11,259	—	—	(11,259)	—

Total Noncurrent Assets	11,673	5,027	2,261	(11,259)	7,702

	$11,955	$9,309	$3,698	$(11,259)	$13,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$2,368	$6	$6	$—	$2,380
Liabilities of discontinued operations	—	109	—	—	109
Other current liabilities	180	2,800	1,111	—	4,091

Total Current Liabilities	2,548	2,915	1,117	—	6,580

NONCURRENT LIABILITIES:
Long-term debt	500	53	167	—	720
Other liabilities	390	718	187	—	1,295

Total Noncurrent Liabilities	890	771	354	—	2,015

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	768	3,721	2,213	(5,934)	768
Other shareholders’ equity	7,749	1,902	14	(5,325)	4,340

Total Shareholders’ Equity	8,517	5,623	2,227	(11,259)	5,108

	$11,955	$9,309	$3,698	$(11,259)	$13,703

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
December 31, 2002	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$55	$—	$273	$—	$328
Accounts receivable	—	867	207	—	1,074
Contracts in process	19	1,653	242	—	1,914
Inventories
Work in process	—	745	5	—	750
Raw materials	—	391	5	—	396
Pre-owned aircraft	—	230	—	—	230
Other	—	28	1	—	29
Assets of discontinued operations	—	69	—	—	69
Other current assets	122	139	47	—	308

Total Current Assets	196	4,122	780	—	5,098

NONCURRENT ASSETS:
Property, plant and equipment	145	2,928	396	—	3,469
Accumulated depreciation, depletion & amortization of PP&E	(24)	(1,432)	(157)	—	(1,613)
Intangible assets and goodwill	—	3,473	1,004	—	4,477
Accumulated amortization of intangible assets	—	(377)	(30)	—	(407)
Other assets	263	214	230	—	707
Investment in subsidiaries	10,020	—	—	(10,020)	—

Total Noncurrent Assets	10,404	4,806	1,443	(10,020)	6,633

	$10,600	$8,928	$2,223	$(10,020)	$11,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$714	$6	$12	$—	$732
Liabilities of discontinued operations	—	125	—	—	125
Other current liabilities	83	2,836	806	—	3,725

Total Current Liabilities	797	2,967	818	—	4,582

NONCURRENT LIABILITIES:
Long-term debt	500	65	153	—	718
Other liabilities	362	738	132	—	1,232

Total Noncurrent Liabilities	862	803	285	—	1,950

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	757	3,746	1,120	(4,866)	757
Other shareholders’ equity	8,184	1,412	—	(5,154)	4,442

Total Shareholders’ Equity	8,941	5,158	1,120	(10,020)	5,199

	$10,600	$8,928	$2,223	$(10,020)	$11,731

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended March 30, 2003	Parent	Basis	Basis	Adjustments	Consolidated

Net Cash Provided by Operating Activities from Continuing Operations	$66	$80	$67	$—	$213
Net Cash Used by Discontinued Operations	—	(12)	—	—	(12)

NET CASH PROVIDED BY OPERATING ACTIVITIES	66	68	67	—	201

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(1,075)	—	—	(1,075)
Capital expenditures	(1)	(22)	(8)	—	(31)
Other, net	(1)	(5)	—	—	(6)

NET CASH USED BY INVESTING ACTIVITIES	(2)	(1,102)	(8)	—	(1,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	1,654	—	—	—	1,654
Purchases of common stock	(274)	—	—	—	(274)
Dividends paid	(60)	—	—	—	(60)
Other, net	17	—	(6)	—	11

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,337	—	(6)	—	1,331

Cash sweep by parent	(1,313)	1,034	279	—	—

NET INCREASE IN CASH AND EQUIVALENTS	88	—	332	—	420
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	55	—	273	—	328

CASH AND EQUIVALENTS AT END OF PERIOD	$143	$—	$605	$—	$748

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended March 31, 2002	Parent	Basis	Basis	Adjustments	Consolidated

Net Cash Provided by Operating Activities from Continuing Operations	$(150)	$107	$(32)	$—	$(75)
Net Cash Used by Discontinued Operations	—	(8)	—	—	(8)

NET CASH USED BY OPERATING ACTIVITIES	(150)	99	(32)	—	(83)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2)	(33)	(9)	—	(44)
Other, net	12	17	—	—	29

NET CASH USED BY INVESTING ACTIVITIES	10	(16)	(9)	—	(15)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	75	—	—	—	75
Dividends paid	(56)	—	—	—	(56)
Other, net	(10)	—	27	—	17

NET CASH PROVIDED BY FINANCING ACTIVITIES	9	—	27	—	36

Cash sweep by parent	104	(83)	(21)	—	—

NET DECREASE IN CASH AND EQUIVALENTS	(27)	—	(35)	—	(62)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	174	—	265	—	439

CASH AND EQUIVALENTS AT END OF PERIOD	$147	$—	$230	$—	$377

GENERAL DYNAMICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 30, 2003

(Dollars in millions, except per share amounts)

Business Overview

     The company’s businesses include mission-critical information technology and communications, land and amphibious combat systems, shipbuilding and marine systems, and business aviation. These are leading-edge technology businesses that provide the highest quality products and capabilities to the company’s primary customers: the U.S. military, other government organizations, the armed forces of allied nations, and a diverse base of corporate and industrial buyers. The following discussion should be read in conjunction with the company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited consolidated financial statements included herein.

Results of Operations

Overview

     The company’s net sales increased 10 percent for the three-month period ended March 30, 2003, to $3.4 billion. This increase is due in large part to strong organic growth in all of the company’s defense businesses, offset partially by reduced volume in the Aerospace group. Business acquisitions in the Combat Systems group also contributed to the sales increase. Operating earnings for the same period decreased 14 percent to $318 compared with the first quarter of 2002 due to a decrease in aircraft deliveries and continued pricing pressure on new and pre-owned aircraft in the Aerospace group. Performance issues on a commercial shipbuilding contract in the Marine Systems group also reduced operating earnings. General and administrative expenses as a percentage of net sales have remained consistent year over year at around 7 percent.

     The company’s total backlog increased by $1.5 billion from $29 billion at year-end 2002 to $30.5 billion at March 30, 2003. The acquisition of GM Defense along with strong order activity, particularly in the Information Systems and Technology and Combat Systems groups, resulted in this growth in the backlog. New orders during the quarter totaled $3.8 billion. Funded backlog at the end of the first quarter of 2003 was $23.9 billion, up 12 percent from $21.3 billion at year-end.

Business Groups

     The company has four primary business groups – Information Systems and Technology, Combat Systems, Marine Systems and Aerospace – and a smaller Resources group. The following table sets forth the net sales and operating earnings by business group for the three-month periods ended March 30, 2003, and March 31, 2002:

	Three Month Period Ended

	March 30	March 31	Increase/
	2003	2002	(Decrease)

NET SALES:
Information Systems and Technology	$995	$852	$143
Combat Systems	815	573	242
Marine Systems	976	864	112
Aerospace	594	763	(169)
Resources	41	50	(9)

	$3,421	$3,102	$319

OPERATING EARNINGS:
Information Systems and Technology	$111	$91	$20
Combat Systems	92	55	37
Marine Systems	65	73	(8)
Aerospace	40	144	(104)
Resources	10	6	4

	$318	$369	$(51)

Information Systems and Technology

     Net sales and operating earnings increased 17 percent and 22 percent, respectively, during the three-month period ended March 30, 2003, compared with the prior year period. This growth is due to increased volume at all of the group’s business units, particularly in sales of high-speed encryption products. Operating margins in the first quarter of 2003 increased as compared with the first quarter of 2002 due to improved performance across the group’s operations. The company expects the operating margins for the Information Systems and Technology group during the remainder of the year to be consistent with the first quarter.

     In March 2003, the company acquired privately held Creative Technology Incorporated, of Herndon, Virginia, (CTI). CTI supports the intelligence community and Department of Defense by providing systems and network engineering, integration, software development, operations and technical consulting.

Combat Systems

     The Combat Systems group experienced a significant increase in net sales and operating earnings during the three-month period ended March 30, 2003. Organic growth in sales and operating earnings during the quarter totaled 18 and 38 percent, respectively, and resulted from increased volume throughout the group. The acquisition of GM Defense in March 2003 and Advanced Technical Products, Inc. in June 2002 contributed an increase of approximately 24 percent in sales and 29 percent in operating earnings versus the first quarter of 2002. The operating margins for the first quarter increased as compared with the first quarter 2002 due to performance improvement in all of the group’s business units, particularly its munitions and armaments programs. At this time, the company expects full year operating margins to remain consistent with the first quarter results.

     On March 1, 2003, the company acquired GM Defense of London, Ontario, a business unit of General Motors Corporation, for $1.1 billion in cash. GM Defense manufactures wheeled armored vehicles and turrets and, prior to the acquisition, was the company’s partner in the joint venture for the Stryker family of combat vehicles for the U.S. Army. The company expects GM Defense to add about $650 in revenues to the operating results of the Combat Systems group for the year. On June 14, 2002, the company acquired the outstanding stock of Advanced Technical Products, Inc. (ATP). ATP manufactures advanced composite-based products and develops and produces biological and chemical detection systems, tactical deception equipment and mobile shelter systems. Operating results of these businesses have been included with those of the company from the respective dates of acquisition.

Marine Systems

     Net sales increased 13 percent while operating earnings decreased 11 percent during the three-month period ended March 30, 2003, as compared with the same period in 2002. The increase in sales is due primarily to additional volume on early-stage production and development contracts, including the Virginia-class submarine program and the Trident SSGN conversion program. These contracts, which are cost-reimbursable type contracts that pose a lower risk to the company, carry lower margins than the fixed-price mature production programs, such as Seawolf and Sealift, that characterized the company’s contract mix in the previous year. Operating earnings and margins in the Marine Systems group were also negatively impacted by additional losses in the first quarter on the company’s TOTE contract. As a result, the group’s operating margins were down compared with the first quarter of 2002.

     The operating results on the TOTE contract have been affected by design-to-production transition problems caused in part by the implementation of a new design tool on a new class of ships. The company believes the effect of this problem on the TOTE contract in the future, if any, should be minimal. The first TOTE ship was delivered in April 2003 and the remaining ship, which was 90 percent complete at the end of the first quarter, is scheduled to be delivered later in the year. Assuming there is no recurrence of the difficulties experienced on the TOTE contract and the second ship is delivered as scheduled, the company expects the group’s operating margins to improve during the year as it completes this contract and activity increases on various defense programs.

Aerospace

     Net sales for the three-month period ended March 30, 2003, were 22 percent lower than the first quarter of 2002 due to fewer deliveries of both large and mid-size aircraft. New aircraft deliveries were as follows for the three-month periods ended March 30, 2003, and March 31, 2002:

	Three Months Ended

	March 30	March 31
	2003	2002

Green	15	27
Completion	17	25

     Operating earnings decreased 72 percent from the prior year due to the sales decline, pricing pressure on the large aircraft and a $24 loss associated with pre-owned aircraft inventory, including a $20 charge recorded to write down the company’s pre-owned aircraft inventory to fair market value. Weakened demand for new aircraft and the pricing pressure experienced during the quarter may continue through the balance of the year and impact sales volume and operating earnings in the Aerospace group. (See Notes G and L to the unaudited consolidated financial statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Resources

     Net sales decreased during the three-month period ended March 30, 2003, due to lower volume at the company’s aggregates business. Operating earnings increased during the period as compared with the prior year as a result of improved contractual relationships and long-term outlook at the company’s coal mining operations, as well as the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which resulted in a reduction of surface reclamation obligations during the quarter.

Backlog

     The following table details the backlog of each business group at March 30, 2003, and December 31, 2002:

	March 30	December 31
	2003	2002

Information Systems and Technology	$5,469	$5,307
Combat Systems	6,620	4,966
Marine Systems	11,405	11,613
Aerospace	6,703	6,781
Resources	285	304

Total backlog	$30,482	$28,971

Funded backlog	$23,867	$21,338

Defense Businesses

     The total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded backlog for government programs represents those items that have been authorized and appropriated by Congress and funded by the procuring agency. The backlog does not include potentially significant work that has been awarded under indefinite delivery, indefinite quantity (IDIQ) contracts. These contracts are recognized in the backlog only when funded.

     During the first quarter of 2003, the company received several notable contract awards, including the following:

     The U.S. Army selected the company’s Information Systems and Technology group for a contract that, including options, could be worth over $790 to develop and produce a portion of the Land Warrior soldier modernization system. This system provides the individual soldier with personal electronics, communications, global navigation and other integrated equipment. The program, which will be integrated with the Stryker Brigade Combat Team and Future Combat Systems programs, will increase the soldier’s awareness, lethality and survivability.

     The Army selected the company’s Information Systems and Technology group for a contract to integrate a voice and data communications system called the Secure Enroute Communications Package – Improved (SECOMP – I). The potential value of this award is $304 over the 10-year life of the program. This system will enable joint tactical forces to “see first, understand first, act first and finish decisively,” a key aspect of the Army’s Objective Force plans.

     The Army Communications Electronics Command (CECOM) awarded the company’s Information Systems and Technology group a foreign military sales contract with a potential value of $100. This IDIQ contract creates a more direct buying route for international customers for the purchase of radios and secure wireless and wireline equipment.

     The company’s Combat Systems group received an order from the Army for the first portion of the third Stryker brigade. The order for 113 vehicles, which are scheduled to be delivered to the customer between February and June 2004, has a value of $156. This order is part of the $4 billion program awarded in November 2000, for up to six brigades consisting of a total 2,131 vehicles.

     The company’s Marine Systems group received orders from the U.S. Navy during the first quarter that include over $200 to purchase long-lead materials for the fifth and sixth ships in the Virginia-class submarine program and $150 for submarine repair work as part of the Depot Maintenance Program. In addition, the company received an order of $200 for design work on the DD(X) program.

Aerospace

     The Aerospace funded backlog represents orders for which the company has entered into definitive purchase contracts and has received deposits from the customers. The Aerospace unfunded backlog includes options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

     A significant portion of the Aerospace backlog consists of an agreement with an unaffiliated customer, NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of March 30, 2003, backlog with NetJets for all aircraft types represented 55 percent of the Aerospace funded backlog and 82 percent of the Aerospace unfunded backlog.

     The Aerospace group received 13 firm contract orders and two options valued at approximately $730 during the quarter, including an order from the Israeli Ministry of Defense for four Gulfstream G550 aircraft and related support, with options for two additional aircraft. The value of this order, if all options are exercised, is approximately $475.

     During the quarter the company received cancellations from five customers for eight aircraft. These cancellations reduced the funded backlog by $225. The cancellations resulted from customers’ inability to obtain adequate financing. The company does not provide its customers financing for aircraft purchases.

Financial Condition, Liquidity and Capital Resources

Operating Activities

     The company generated cash from operating activities of $201 in the first quarter of 2003, a substantial increase from the prior year, when operating activities used cash of $83. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

     As discussed further in Note M to the unaudited consolidated financial statements, litigation on the A-12 program termination has been in progress since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and The Boeing Company could be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract plus interest, which was approximately $1 billion at March 30, 2003. In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, or $690 after-tax. The company believes it has sufficient resources under current borrowing arrangements to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

     Net cash used by investing activities was $1.1 billion for the three-month period ended March 30, 2003, and $15 for the three-month period ended March 31, 2002. This increase was due to acquisition activity. On March 1, 2003, the company acquired GM Defense of London, Ontario, a business unit of General Motors Corporation, for $1.1 billion in cash. The company issued commercial paper to finance this acquisition. The company did not complete any acquisitions during the first quarter of 2002.

     In March 2003, the company also acquired privately held Creative Technology Incorporated, of Herndon, Virginia, (CTI). CTI supports the intelligence community and Department of Defense by providing systems and network engineering, integration, software development, operations and technical consulting. CTI is part of the Information Systems and Technology group. In April 2003, the company acquired BBA Aviation’s aircraft service business at London Luton Airport in the United Kingdom. This business will perform service and maintenance for a wide variety of aircraft and will provide comprehensive service for all Gulfstream aircraft. The company issued commercial paper to finance these acquisitions.

Financing Activities

     Financing activities provided cash of $1.3 billion in the first three months of 2003 and $36 in the first three months of 2002. The increase in 2003 results from the company’s issuance of commercial paper to finance the acquisition of GM Defense. The company filed a Form S-3 Registration Statement on April 3, 2003, (the Registration Statement) to register $3 billion of public debt securities. The company intends in 2003 to issue medium-term debt pursuant to the Registration Statement, the proceeds of which will be used to repay a substantial portion of the company’s commercial paper.

     On March 5, 2003, the company’s board of directors declared an increased regular quarterly dividend of $.32 per share. The company had previously increased the regular quarterly dividend to $.30 per share in March 2002.

     The company’s stock repurchases are also included in financing activities. On March 7, 2000, the company’s board of directors authorized management to repurchase in the open market up to 10 million shares of the company’s issued and outstanding common stock. During January of 2003, the company repurchased 3.2 million shares for approximately $210, which completely utilized the March 2000 authorization. On February 5, 2003, the company’s board of directors authorized management to repurchase up to six million additional shares. During the remainder of the first quarter, the company repurchased one million shares for $64. Total repurchases for the first quarter were 4.2 million shares for approximately $274. During the same period of 2002, the company repurchased approximately 130,000 shares for $10.

Additional Financial Information

Provision for Income Taxes

     The company’s effective tax rate for the first quarter of 2003 was 28.9 percent compared with 34.5 percent for the first quarter of 2002. The 2003 rate was favorably impacted by the resolution of certain outstanding state tax disputes during the quarter, resulting in a $15, or $.08 per share, non-cash benefit. The company anticipates an effective tax rate of about 34 percent for the remainder of the year. For further discussion of tax matters, as well as a discussion of the net deferred tax asset, see Note K to the unaudited consolidated financial statements.

Environmental Matters and Other Contingencies

     For a discussion of environmental matters and other contingencies, see Notes L and M to the unaudited consolidated financial statements. The company’s liability, in the aggregate, with respect to these matters, is not expected to have a material impact on the company’s results of operations, financial condition or cash flows.

Application of Critical Accounting Policies

     Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first quarter of 2003.

New Accounting Standards

     The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” in January 2003. FIN 46 provides guidance on the consolidation of certain entities. The interpretation requires variable interest entities to be consolidated if the equity interest at risk is not sufficient to permit an entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. FIN 46 is effective immediately for variable interests created after January 31, 2003, and is effective in the third quarter of 2003 to variable interests acquired before February 1, 2003. The company currently is assessing the application of FIN 46 to determine its impact and does not expect the adoption of FIN 46 to have a material effect on the company’s results of operations, financial condition or cash flows.

GENERAL DYNAMICS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

March 30, 2003

     There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

GENERAL DYNAMICS CORPORATION

ITEM 4. – CONTROLS AND PROCEDURES

March 30, 2003

     The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended). This evaluation was made within 90 days prior to the filing of this quarterly report (the Evaluation Date). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the company’s disclosure controls and procedures are adequate and effective and designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within these entities.

     There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

GENERAL DYNAMICS CORPORATION

FORWARD-LOOKING STATEMENTS

     Certain statements in this report contain forward-looking statements, which are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve various risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation: the company’s successful execution of internal performance plans; general U.S. and international political and economic conditions; changing priorities in the U.S. government defense budget; termination of government contracts due to unilateral government action; differences in anticipated and actual program performance, including the ability to perform fixed-price contracts within estimated costs and performance issues with key suppliers and subcontractors; changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business aircraft market; reliance on a large fleet customer for a significant portion of the firm aircraft contracts backlog and the majority of the options backlog; the status or outcome of legal and/or regulatory proceedings; and the timing and occurrence (or non-occurrence) of circumstances beyond the company’s control. All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the company or any person acting on the company’s behalf are qualified by the cautionary statements in this section. The company does not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

GENERAL DYNAMICS CORPORATION

PART II — OTHER INFORMATION

March 30, 2003

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Note L, Commitments and Contingencies, and Note M, Termination of A-12 Program, to the unaudited consolidated financial statements in Part I, which are incorporated herein by reference, for statements relevant to activities during the period covering certain litigation to which the company is a party.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On March 21, 2003, the company filed a Form 8-K under Item 5, Other Events and Required FD Disclosure, notifying the company’s directors and executive officers of the cancellation of a planned blackout period for trading in the company’s securities.

On March 18, 2003, the company filed a Form 8-K under Item 5, Other Events, reporting that on March 17, 2003, the U.S. Court of Appeals for the Federal Circuit vacated the U.S. Court of Federal Claims’ judgment in favor of the government in the A-12 case and remanded the case to the trial court for further proceedings.

On January 30, 2003, the company filed a Form 8-K under Item 5, Other Events and Required FD Disclosure, reporting that on January 30, 2003, the company sent a notice to its directors and executive officers informing them that a blackout period would be in effect from March 27, 2003 to April 14, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz John W. Schwartz Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: May 6, 2003

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: May 6, 2003

/s/ Nicholas D. Chabraja Nicholas D. Chabraja Chairman & Chief Executive Officer

I, Michael J. Mancuso, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of General Dynamics Corporation;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               Date: May 6, 2003

/s/ Michael J. Mancuso Michael J. Mancuso Sr. Vice President & Chief Financial Officer