Form 10-Q
period 2003-06-29
GENERAL DYNAMICS CORP
filed 2003-08-07
CIK 40533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                        (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003

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

197,219,751 shares of the registrant’s common stock, $1 par value per share, were outstanding at July 27, 2003.

GENERAL DYNAMICS CORPORATION
INDEX

GENERAL DYNAMICS CORPORATION
PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	June 29
	2003	December 31
	(Unaudited)	2002

ASSETS

CURRENT ASSETS:
Cash and equivalents	$811	$328
Accounts receivable	1,237	1,074
Contracts in process	2,416	1,914
Inventories	1,375	1,405
Assets of discontinued operations	50	69
Other current assets	266	308

Total Current Assets	6,155	5,098

NONCURRENT ASSETS:
Property, plant and equipment, net	1,934	1,856
Intangible assets, net	531	560
Goodwill, net	4,672	3,510
Other assets	701	707

Total Noncurrent Assets	7,838	6,633

	$13,993	$11,731

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt	$364	$750
Accounts payable	1,195	1,056
Liabilities of discontinued operations	96	125
Other current liabilities	2,908	2,651

Total Current Liabilities	4,563	4,582

NONCURRENT LIABILITIES:
Long-term debt	2,720	721
Other liabilities	1,303	1,229
Commitments and contingencies (See Note L)

Total Noncurrent Liabilities	4,023	1,950

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	790	757
Retained earnings	5,793	5,455
Treasury stock	(1,301)	(1,016)
Accumulated other comprehensive income	125	3

Total Shareholders’ Equity	5,407	5,199

	$13,993	$11,731

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in millions, except per share amounts)

	Three Months Ended

	June 29	June 30
	2003	2002

NET SALES	$3,935	$3,506
OPERATING COSTS AND EXPENSES	3,557	3,083

OPERATING EARNINGS	378	423

Interest expense, net	(19)	(11)
Other income, net	2	3

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	361	415

Provision for income taxes	119	143

EARNINGS FROM CONTINUING OPERATIONS	242	272

Discontinued operations, net of tax	—	(9)

NET EARNINGS	$242	$263

NET EARNINGS PER SHARE:
Basic
Continuing operations	$1.23	$1.35
Discontinued operations	—	(0.05)

Net earnings	$1.23	$1.30

Diluted
Continuing operations	$1.22	$1.34
Discontinued operations	—	(0.05)

Net earnings	$1.22	$1.29

DIVIDENDS PER SHARE	$0.32	$0.30

SUPPLEMENTAL INFORMATION:
General and adminstrative expenses included in operating costs and expenses	$258	$221

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in millions, except per share amounts)

	Six Months Ended

	June 29	June 30
	2003	2002

NET SALES	$7,356	$6,608
OPERATING COSTS AND EXPENSES	6,660	5,816

OPERATING EARNINGS	696	792

Interest expense, net	(30)	(23)
Other income, net	6	—

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	672	769

Provision for income taxes	209	265

EARNINGS FROM CONTINUING OPERATIONS	463	504

Discontinued operations, net of tax	—	(12)

NET EARNINGS	$463	$492

NET EARNINGS PER SHARE:
Basic
Continuing operations	$2.34	$2.50
Discontinued operations	—	(0.06)

Net earnings	$2.34	$2.44

Diluted
Continuing operations	$2.32	$2.48
Discontinued operations	—	(0.06)
Net earnings	$2.32	$2.42

DIVIDENDS PER SHARE	$0.64	$0.60

SUPPLEMENTAL INFORMATION:
General and adminstrative expenses included in operating costs and expenses	$494	$440

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in millions)

	Six Months Ended

	June 29	June 30
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$463	$504
Adjustments to reconcile income from continuing operations to net cash provided by operating activities-
Depreciation, depletion and amortization of property, plant and equipment	93	91
Amortization of intangible assets	20	17
Deferred income tax provision	41	93
(Increase) decrease in assets, net of effects of business acquisitions-
Accounts receivable	(8)	(320)
Contracts in process	(323)	(1)
Inventories	(2)	(96)
Increase (decrease) in liabilities, net of effects of business acquisitions-
Customer deposits on commercial contracts	(50)	(59)
Billings in excess of costs and estimated profits	163	79
Income taxes payable	52	21
Other current liabilities	(30)	19
Other, net	50	(7)

Net cash provided by operating activities from continuing operations	469	341
Net cash used by discontinued operations	(11)	(1)

Net cash provided by operating activities	458	340

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(1,128)	(213)
Capital expenditures	(67)	(100)
Other, net	7	32

Net cash used by investing activities	(1,188)	(281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of fixed-rate notes, net	1,996	—
Net (repayments of) proceeds from commercial paper	(364)	27
Net repayments of other debt	(20)	(68)
Dividends paid	(123)	(116)
Purchases of common stock	(300)	(10)
Proceeds from option exercises	24	44

Net cash provided (used) by financing activities	1,213	(123)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	483	(64)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	328	439

CASH AND EQUIVALENTS AT END OF PERIOD	$811	$375

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$119	$184
Interest, including finance operations	$25	$26

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

(A)  Basis of Preparation

     The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three- and six-month periods ended June 29, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

     The unaudited consolidated financial statements for the three and six months ended June 30, 2002, have been restated to present the results of the company’s undersea fiber optic cable-laying business in discontinued operations, as discussed in Note C.

     In the opinion of management, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three- and six-month periods ended June 29, 2003, and June 30, 2002. Certain prior year amounts have been reclassified to conform to current year presentation.

(B)  Equity Compensation Plans

     The company accounts for its incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The company measures compensation expense for stock options as the excess, if any, of the quoted market price of the company’s stock at the measurement date over the exercise price. The company records stock awards at fair value at the date of the award.

     Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the company’s incentive compensation plans, the company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

		For the		For the
		Three Months Ended		Six Months Ended
		June 29	June 30	June 29	June 30
		2003	2002	2003	2002

Net earnings, as reported		$242	$263	$463	$492
Add: Stock-based compensation expense included in reported net earnings, net of tax		3	4	6	9
Deduct: Total fair value-based compensation expense, net of tax		10	11	20	23

	Pro forma	$235	$256	$449	$478

Net earnings
Per share - basic:	As reported	$1.23	$1.30	$2.34	$2.44
	Pro forma	$1.19	$1.27	$2.27	$2.37
Net earnings
Per share - diluted:	As reported	$1.22	$1.29	$2.32	$2.42
	Pro forma	$1.18	$1.26	$2.25	$2.35

     The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

(C)  Discontinued Operations

     The company exited its undersea fiber optic cable-laying business in the fourth quarter of 2002 because of substantial overcapacity in the market resulting in a lack of contract backlog. The results of this business’s operations had been included in the Information Systems and Technology group since 1998. The company recognized an after-tax charge of $109 for ship lease obligations and the write-down of assets to net realizable value upon exiting the business.

     The summary of operating results from discontinued operations is as follows:

	For the		For the
	Three Months Ended		Six Months Ended
	June 29	June 30	June 29	June 30
	2003	2002	2003	2002

Net sales	$—	$5	$—	$24
Operating expenses	—	18	—	41

Loss before taxes	—	(13)	—	(17)
Tax benefit	—	4	—	5

Loss from discontinued operations	$—	$(9)	$—	$(12)

     Assets and liabilities of discontinued operations consisted of the following:

	June 29	December 31
	2003	2002

Current assets	$49	$68
Noncurrent assets	1	1

Assets of discontinued operations	$50	$69

Current liabilities	96	125

Liabilities of discontinued operations	$96	$125

(D)  Comprehensive Income

     Comprehensive income consisted of the following:

	For the		For the
	Three Months Ended		Six Months Ended
	June 29	June 30	June 29	June 30
	2003	2002	2003	2002

Net earnings	$242	$263	$463	$492
Foreign currency translation adjustments	120	9	123	3
Fair value adjustments on cash flow hedge	—	—	(3)	—
Other	1	—	2	—

Comprehensive income	$363	$272	$585	$495

(E)  Earnings Per Share

     Basic earnings per share for all periods presented are computed using net earnings for the respective periods and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporate the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares. Basic and diluted weighted-average shares outstanding were as follows (in thousands):

	For the		For the
	Three Months Ended		Six Months Ended
	June 29	June 30	June 29	June 30
	2003	2002	2003	2002

Basic weighted average shares outstanding	197,224	201,827	198,051	201,410
Assumed exercise of stock options(a)	1,273	1,903	1,273	1,664
Contingently issuable shares	82	106	82	106

Diluted weighted average shares outstanding	198,579	203,836	199,406	203,180

(a)	Excludes the following outstanding options to purchase shares of common stock because the options’ exercise price was greater than the average market price for the shares: three months ended June 29, 2003 — 2,594; three months ended June 30, 2002 — 0; six months ended June 29, 2003 — 2,594; six months ended June 30, 2002 — 2,219

(F)  Contracts in Process

     Contracts in process represent costs and accrued profit related to defense contracts and programs and consisted of the following:

	June 29	December 31
	2003	2002

Contract costs and estimated profits	$16,835	$15,301
Other contract costs	697	711

	17,532	16,012
Less: advances and progress payments	15,116	14,098

	$2,416	$1,914

     Contract costs include production costs and related overhead, such as general and administrative expenses, as well as contract recoveries for such matters as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $21 as of June 29, 2003, and $29 as of December 31, 2002. The company records revenue associated with these matters as either income or as an offset against a potential loss only when recovery can be reliably estimated and realization is probable. Other contract costs represent amounts required to be recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. The company expects to recover these costs through on-going business, including both existing backlog and probable follow-on contracts. This business base consists of numerous contracts for which the company is the sole source or one of two suppliers on long-term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

(G)  Inventories

     Inventories primarily represent commercial aircraft components and consisted of the following:

	June 29	December 31
	2003	2002

Work in process	$799	$750
Raw materials	413	396
Pre-owned aircraft	118	230
Other	45	29

	$1,375	$1,405

     Work-in-process inventories as of June 29, 2003, included three unsold large green aircraft and nine unsold mid-size green aircraft. This compares with four large and 15 mid-size aircraft as of December 31, 2002. With respect to the mid-size aircraft, the company carries a corresponding payable to its revenue sharing partner who bears the risk of the carrying value of the airframes included in this inventory. Other inventories consist primarily of coal and aggregates.

     (H)  Intangible Assets and Goodwill, Net

     Intangible assets consisted of the following:

	June 29			December 31
	2003			2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangible assets	$481	$(114)	$367	$481	$(104)	$377
Other intangible assets	243	(98)	145	252	(88)	164

	$724	$(212)	$512	$733	$(192)	$541

Unamortized intangible assets:
Trademarks	$19	$—	$19	$19	$—	$19

     The company amortizes contract and program intangible assets on a straight-line basis over periods ranging from eight to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses, which are amortized over periods ranging from five to 21 years.

     Amortization expense was $10 and $20 for the three- and six-month periods ended June 29, 2003, and $10 and $17 for the three- and six-month periods, ended June 30, 2002. The company expects to record annual amortization expense of approximately $40 in each of the next five years related to these intangible assets.

     The purchase prices of acquired businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. On March 1, 2003, the company acquired GM Defense of London, Ontario, a business unit of General Motors Corporation, for $1.1 billion in cash. Certain of the estimates related to the company’s acquisition of GM Defense are still preliminary at June 29, 2003. The final purchase price is subject to adjustment based on the finalization of the closing balance sheet of GM Defense. The company is also awaiting the completion of the appraisal of assets acquired, and the identification and valuation of intangible assets acquired. The company expects this analysis to be completed during the third quarter of 2003.

     The changes in the carrying amount of goodwill by business group for the six months ended June 29, 2003, were as follows:

	December 31			June 29
	2002	Acquisitions (a)	Other (b)	2003

Information Systems and Technology	$2,213	$82	$1	$2,296
Combat Systems	756	985	91	1,832
Marine Systems	193	—	—	193
Aerospace	347	3	—	350
Resources	1	—	—	1

	$3,510	$1,070	$92	$4,672

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for currency translation.

(I)  Debt

     Debt consisted of the following:

	June 29	December 31
	2003	2002

Fixed-rate notes	$1,996	$—
Floating-rate notes	500	500
Commercial paper, net of unamortized discount	347	714
Senior notes	150	150
Term debt	45	45
Other	46	62

	3,084	1,471
Less current portion	364	750

	$2,720	$721

     On April 3, 2003, the company filed a Form S-3 Registration Statement (the Registration Statement) with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the Securities Act), to register $3 billion of debt securities. On May 15, 2003, the company issued $2 billion of medium-term fixed-rate notes pursuant to the Registration Statement, the proceeds of which were used to repay a portion of the company’s commercial paper. The issuance consisted of $500

2.125% notes maturing in 2006, $500 3.00% notes maturing in 2008, and $1 billion 4.250% notes maturing in 2013.

     As of June 29, 2003, the company had outstanding $500 of three-year floating-rate notes due September 1, 2004. The notes are registered under the Securities Act. Interest on the notes resets quarterly at three-month LIBOR plus 0.22 percent, and is payable each March, June, September and December. The notes had an average interest rate of 1.58 percent for the six months ended June 29, 2003. The notes are redeemable at the company’s option in whole or in part at any time prior to their maturity at 100 percent of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed.

     The floating-rate notes and the fixed-rate notes are fully and unconditionally guaranteed by certain of the company’s 100-percent owned subsidiaries. See Note O for condensed consolidating financial statements.

     As of June 29, 2003, the company had $347 commercial paper outstanding at an average yield of approximately 1.13 percent with an average maturity of approximately 12 days. The company has approximately $2 billion in bank credit facilities, which serve as back-up liquidity facilities to the commercial paper program. These credit facilities consist of a $1 billion 364-day facility expiring in July 2004, with provision to extend for one year at the company’s option when drawn, and a $1 billion multiyear facility expiring in July 2006. During the quarter the company terminated its $1.5 billion interim credit facility upon issuance of the fixed-rate notes. The company’s commercial paper issuances and the bank credit facilities are guaranteed by certain of the company’s 100-percent owned subsidiaries.

     The senior notes are privately-placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semi-annually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap, which fixes its foreign currency variability on both the principal and interest components of these notes. As of June 29, 2003, the fair value of this currency swap was a $4 liability. The senior notes are guaranteed by General Dynamics Corporation.

     The company assumed the term debt in connection with its acquisition of Primex Technologies, Inc. Sinking fund payments of $5 are required in December of each of the years 2003 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

     As of June 29, 2003, other consisted of $3 related to a leasehold interest, an $18 note payable to a Spanish insurance company, two capital lease arrangements totaling $14, and $11 related to the company’s finance operation. Annual principal payments on the note payable are $2 in 2003, $10 in 2004, $1 in 2005, with the balance due in 2006. Interest is payable each December at a rate of 3.85 percent annually. The capital leases extend through 2010.

(J)  Liabilities

     A summary of significant liabilities, by balance sheet caption, follows:

	June 29	December 31
	2003	2002

Billings in excess of costs and estimated profits	$679	$516
Workers’ compensation	496	509
Customer deposits on commercial contracts	345	384
Retirement benefits	302	274
Salaries and wages	250	222
Other	836	746

Other Current Liabilities	$2,908	$2,651

Retirement benefits	$328	$350
Deferred U.S. federal income taxes	220	197
Customer deposits on commercial contracts	76	87
Accrued costs on disposed businesses	66	67
Other	613	528

Other Liabilities	$1,303	$1,229

(K)  Income Taxes

     The company had a net deferred tax asset of $16 at June 29, 2003, and $57 at December 31, 2002. The current portion of the net deferred tax asset was $166 at June 29, 2003, and $194 at December 31, 2002, and is included in other current assets on the consolidated balance sheet. Based on the company’s projected earnings and current backlog, no material valuation allowance was required for the company’s deferred tax assets at June 29, 2003, and December 31, 2002.

     The company has completed its protest to the Internal Revenue Service (IRS) Appeals Division for the years 1994 and 1995 with no material impact to the company’s results of operations, financial condition or cash flows. In the third quarter of 2003, the company and the IRS reached agreement with respect to the examination of the company’s income tax returns for 1996 through 1998. The company is analyzing the effect of this settlement, which could favorably impact the company’s liabilities for tax contingencies. On November 27, 2001, the company filed a refund suit, titled General Dynamics v. United States, for the years 1991 to 1993 in the U.S. Court of Federal Claims. The company anticipates that the years 1994 to 1998 will be added to this suit. The suit seeks recovery of refund claims that were disallowed by the IRS at the administrative level. If the court awards a full recovery to the company, the refund could exceed $100 (including after-tax interest). The company expects the litigation to take several years to resolve. The company has recognized no income from this matter.

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

     Following UAL Corporation’s announcement on March 22, 2002, that it was closing its Avolar subsidiary, which was to engage in a business jet aircraft fractional ownership program, the company terminated its agreements with Avolar. The company retained deposits totaling $50 related to this transaction. On May 28, 2002, United BizJet Holdings, Inc., a subsidiary of UAL Corporation, (United BizJet) filed a claim against the company in the Circuit Court of Cook County, Illinois, seeking the return of the Avolar deposits. On October 11, 2002, the Circuit Court dismissed United BizJet’s complaint without prejudice for failure to engage in mandatory pre-litigation mediation. United BizJet moved for reconsideration, but on January 3, 2003, the Circuit Court denied reconsideration and reaffirmed its order of dismissal. On December 9, 2002, United BizJet filed for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. The company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

     On July 7, 2003, the company was served with a complaint that was filed in the United States District Court for the Northern District of Illinois as a qui tam action under the civil False Claims Act. A qui tam action is a lawsuit filed by a private plaintiff, or relator, in the name of the government in which the relator is entitled to a portion of any recovery. The Department of Justice has declined to intervene in this action. Relator is Dimitri Yannacopoulos, a former consultant to the company. The complaint alleges various violations of the False Claims Act in connection with the sale of F-16 aircraft to Greece by the company’s former Fort Worth Division and its successor, Lockheed Martin Corporation (Lockheed). (Lockheed purchased the Fort Worth Division in 1993.) Lockheed is also named as a defendant. Relator seeks damages of approximately $340 — $400, plus penalties. Damages awarded pursuant to the False Claims Act are subject to trebling. Relator previously asserted similar claims against the company in a case filed in the Eastern District of Missouri in 1989. After a jury trial, the court ruled in favor of the company and against Relator, which verdict was upheld on appeal. The company denies the allegations and intends to vigorously defend this matter.

     On May 28, 2003, Final Analysis Communication Systems, Inc., a Maryland corporation (FACS), served the company with a complaint it filed on January 30, 2003, in the United States District Court for the District of Maryland. The complaint alleges that the company breached contracts among the company, FACS, and FACS’ then corporate parent Final Analysis, Inc., a Maryland corporation, currently a debtor in the Bankruptcy Court for the District of Maryland. The complaint alleges damages of $180. The company’s response to this complaint is due August 18, 2003. The company intends to defend this case vigorously and believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

     Various claims and other legal proceedings generally incidental to the normal course of business are pending or threatened against the company. While the company cannot predict the outcome of these matters, the company believes its potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on its results of operations, financial condition or cash flows.

     Environmental

     The company is subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental responses at some of its current and former facilities, and at third-party sites not owned by the company but where it has been designated a “Potentially Responsible Party” (PRP) by the Environmental Protection Agency or a state environmental agency. The company is also involved in the investigation, cleanup and remediation of various conditions at current and former company sites where the release of hazardous materials may have occurred. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable costs and, therefore, reimbursed by the U.S. government. Based on a site-by-site review and analyses by outside counsel and environmental consultants, the company believes that its liability at any individual site, or in the aggregate, arising from such sites at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP, is not material to its results of operations, financial condition or cash flows. Moreover, based on all known facts and expert analyses, the company does not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to its results of operations, financial condition or cash flows.

     Other

     In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers aggregating approximately $862 at June 29, 2003. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

     On June 5, 2001, the company acquired substantially all of the assets of Galaxy Aerospace Company LP. The selling parties may receive additional payments, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets.

     As of June 29, 2003, in connection with orders for eight Gulfstream G550s and two Gulfstream G200 aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (Gulfstream Vs, Gulfstream IV-SPs and Gulfstream G200s) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2004 and totaled $322 as of June 29, 2003, down from $551 at December 31, 2002. Beyond these commitments, additional aircraft trade-ins are likely to be accepted throughout the year in connection with future orders for new aircraft.

     The company provides product warranties to its customers associated with certain product sales, particularly business aircraft. The company also offers a five-year maintenance program that supplements the standard product warranties on Gulfstream G200, Gulfstream G400 and Gulfstream G550 aircraft models. The company records estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based on the estimated number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments and is included in other current liabilities and other liabilities on the consolidated balance sheet. The changes in the carrying amount of warranty liabilities for the six-month period ended June 29, 2003, were as follows:

	December 31	Warranty			June 29
	2002	Expense	Payments	Adjustments(a)	2003

Warranty liabilities	$137	$43	$(28)	$65	$217

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

     On March 17, 2003, the Court of Appeals vacated the Trial Court’s judgment and remanded the case to the Trial Court for further proceedings. The Court of Appeals found that the Trial Court misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the Court of Appeals held that in order to uphold a termination for default the Trial Court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. This is a determination the company does not believe is supported by the evidence. On June 16, 2003, the government filed a petition for rehearing, asking the Court of Appeals to reconsider its decision. The contractors responded to this petition on August 1, 2003.

     If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract plus interest, which was approximately $1.1 billion at June 29, 2003. This would result in a liability for the company of approximately $1.2 billion pretax, $690 after-tax, to be taken as a charge against discontinued operations. The company believes it has sufficient resources to pay such an obligation if required.

(N) Business Group Information

     The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from information technology and communications, land and amphibious combat systems, naval and commercial shipbuilding, and business aviation, respectively. The company also owns certain commercial operations that are identified for reporting purposes as Resources. The company measures each group’s profit based on operating earnings. As a result, net interest, other income and expense items and income taxes have not been allocated to the company’s business groups.

     Summary financial information for each of the company’s business groups follows:

		For the Three Months Ended
	Net Sales		Operating Earnings

	June 29	June 30	June 29	June 30
	2003	2002	2003	2002

Information Systems and Technology	$1,152	$946	$141	$103
Combat Systems	1,016	687	119	81
Marine Systems	983	916	64	64
Aerospace	715	880	45	150
Resources (a)	69	77	9	25

	$3,935	$3,506	$378	$423

		For the Six Months Ended
	Net Sales		Operating Earnings

	June 29	June 30	June 29	June 30
	2003	2002	2003	2002

Information Systems and Technology	$2,147	$1,798	$252	$194
Combat Systems	1,831	1,260	211	136
Marine Systems	1,959	1,780	129	137
Aerospace	1,309	1,643	85	294
Resources (a)	110	127	19	31

	$7,356	$6,608	$696	$792

	Identifiable Assets

	June 29	December 31
	2003	2002

Information Systems and Technology	$3,882	$3,613
Combat Systems	4,390	2,439
Marine Systems	2,071	1,933
Aerospace	2,668	2,505
Resources	179	293
Corporate (b)	803	948

	$13,993	$11,731

(a) Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.

(b) Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

(O) Condensed Consolidating Financial Statements

     The fixed-rate notes and the floating-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent owned subsidiaries of General Dynamics Corporation (the Guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the Guarantors on a combined basis (each Guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of June 29, 2003, and December 31, 2002, for the balance sheet, as well as the statements of earnings and cash flows for the three- and six-month periods ended June 29, 2003, and June 30, 2002.

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended June 29, 2003	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$3,234	$701	$—	$3,935
Cost of sales	—	2,727	572	—	3,299
General and administrative expenses	—	202	56	—	258

OPERATING EARNINGS	—	305	73	—	378
Interest expense	17	1	4	—	22
Interest income	—	1	2	—	3
Other income, net	(2)	—	4	—	2

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(19)	305	75	—	361
Provision for income taxes	(1)	88	32	—	119
Equity in net earnings of subsidiaries	260	—	—	(260)	—

NET EARNINGS	$242	$217	$43	$(260)	$242

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Six Months Ended June 29, 2003	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$6,142	$1,214	$—	$7,356
Cost of sales	(9)	5,180	995	—	6,166
General and administrative expenses	—	401	93	—	494

OPERATING EARNINGS	9	561	126	—	696
Interest expense	25	2	8	—	35
Interest income	—	1	4	—	5
Other income, net	(3)	3	6	—	6

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(19)	563	128	—	672
Provision for income taxes	(11)	170	50	—	209
Equity in net earnings of subsidiaries	471	—	—	(471)	—

NET EARNINGS	$463	$393	$78	$(471)	$463

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended June 30, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$3,123	$383	$—	$3,506
Cost of sales	(7)	2,562	307	—	2,862
General and administrative expenses	—	188	33	—	221

OPERATING EARNINGS	7	373	43	—	423
Interest expense	9	1	4	—	14
Interest income	—	—	3	—	3
Other income, net	(1)	4	—	—	3

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3)	376	42	—	415
Provision for income taxes	11	119	13	—	143
Discontinued operations, net of tax	—	(9)	—	—	(9)
Equity in net earnings of subsidiaries	277	—	—	(277)	—

NET EARNINGS	$263	$248	$29	$(277)	$263

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Six Months Ended June 30, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$5,905	$703	$—	$6,608
Cost of sales	(16)	4,820	572	—	5,376
General and administrative expenses	—	383	57	—	440

OPERATING EARNINGS	16	702	74	—	792
Interest expense	19	2	8	—	29
Interest income	—	1	5	—	6
Other income, net	(2)	2	—	—	—

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5)	703	71	—	769
Provision for income taxes	(5)	247	23	—	265
Discontinued operations, net of tax	—	(12)	—	—	(12)
Equity in net earnings of subsidiaries	492	—	—	(492)	—

NET EARNINGS	$492	$444	$48	$(492)	$492

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
June 29, 2003	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$129	$—	$682	$—	$811
Accounts receivable	—	922	315	—	1,237
Contracts in process	38	1,785	593	—	2,416
Inventories
Work in process	—	793	6	—	799
Raw materials	—	402	11	—	413
Pre-owned aircraft	—	118	—	—	118
Other	—	44	1	—	45
Assets of discontinued operations	—	50	—	—	50
Other current assets	118	121	27	—	266

Total Current Assets	285	4,235	1,635	—	6,155

NONCURRENT ASSETS:
Property, plant and equipment	147	3,030	483	—	3,660
Accumulated depreciation, depletion & amortization of PP&E	(27)	(1,530)	(169)	—	(1,726)
Intangible assets and goodwill	—	3,761	1,869	—	5,630
Accumulated amortization of intangible assets	—	(393)	(34)	—	(427)
Other assets	109	407	185	—	701
Investment in subsidiaries	11,546	—	—	(11,546)	—

Total Noncurrent Assets	11,775	5,275	2,334	(11,546)	7,838

	$12,060	$9,510	$3,969	$(11,546)	$13,993

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$347	$6	$11	$—	$364
Liabilities of discontinued operations	—	96	—	—	96
Other current liabilities	148	2,777	1,178	—	4,103

Total Current Liabilities	495	2,879	1,189	—	4,563

NONCURRENT LIABILITIES:
Long-term debt	2,497	53	170	—	2,720
Other liabilities	427	679	197	—	1,303

Total Noncurrent Liabilities	2,924	732	367	—	4,023

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	790	3,751	2,220	(5,971)	790
Other shareholders’ equity	7,851	2,148	193	(5,575)	4,617

Total Shareholders’ Equity	8,641	5,899	2,413	(11,546)	5,407

	$12,060	$9,510	$3,969	$(11,546)	$13,993

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
December 31, 2002	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$55	$—	$273	$—	$328
Accounts receivable	—	867	207	—	1,074
Contracts in process	19	1,653	242	—	1,914
Inventories
Work in process	—	745	5	—	750
Raw materials	—	391	5	—	396
Pre-owned aircraft	—	230	—	—	230
Other	—	28	1	—	29
Assets of discontinued operations	—	69	—	—	69
Other current assets	122	139	47	—	308

Total Current Assets	196	4,122	780	—	5,098

NONCURRENT ASSETS:
Property, plant and equipment	145	2,928	396	—	3,469
Accumulated depreciation, depletion & amortization of PP&E	(24)	(1,432)	(157)	—	(1,613)
Intangible assets and goodwill	—	3,473	1,004	—	4,477
Accumulated amortization of intangible assets	—	(377)	(30)	—	(407)
Other assets	263	214	230	—	707
Investment in subsidiaries	10,020	—	—	(10,020)	—

Total Noncurrent Assets	10,404	4,806	1,443	(10,020)	6,633

	$10,600	$8,928	$2,223	$(10,020)	$11,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$714	$6	$30	$—	$750
Liabilities of discontinued operations	—	125	—	—	125
Other current liabilities	83	2,836	788	—	3,707

Total Current Liabilities	797	2,967	818	—	4,582

NONCURRENT LIABILITIES:
Long-term debt	500	65	156	—	721
Other liabilities	362	738	129	—	1,229

Total Noncurrent Liabilities	862	803	285	—	1,950

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	757	3,746	1,120	(4,866)	757
Other shareholders’ equity	8,184	1,412	—	(5,154)	4,442

Total Shareholders’ Equity	8,941	5,158	1,120	(10,020)	5,199

	$10,600	$8,928	$2,223	$(10,020)	$11,731

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Six Months Ended June 29, 2003	Parent	Basis	Basis	Adjustments	Consolidated

Net Cash Provided by Operating Activities from Continuing Operations	$14	$316	$139	$—	$469
Net Cash Used by Discontinued Operations	—	(11)	—	—	(11)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14	305	139	—	458

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(1,078)	(50)	—	—	(1,128)
Capital expenditures	(2)	(51)	(14)	—	(67)
Other, net	(1)	(1)	9	—	7

NET CASH USED BY INVESTING ACTIVITIES	(1,081)	(102)	(5)	—	(1,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of fixed-rate notes	1,996	—	—	—	1,996
Net repayments of commercial paper	(364)	—	—	—	(364)
Purchases of common stock	(300)	—	—	—	(300)
Dividends paid	(123)	—	—	—	(123)
Other, net	12	(48)	40	—	4

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,221	(48)	40	—	1,213

Cash sweep by parent	(80)	(155)	235	—	—

NET INCREASE IN CASH AND EQUIVALENTS	74	—	409	—	483
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	55	—	273	—	328

CASH AND EQUIVALENTS AT END OF PERIOD	$129	$—	$682	$—	$811

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Six Months Ended June 30, 2002	Parent	Basis	Basis	Adjustments	Consolidated

Net Cash Provided by Operating Activities from Continuing Operations	$(63)	$294	$110	$—	$341
Net Cash Used by Discontinued Operations	—	(1)	—	—	(1)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(63)	293	110	—	340

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(213)	—	—	(213)
Capital expenditures	(4)	(77)	(19)	—	(100)
Other, net	12	19	1	—	32

NET CASH USED BY INVESTING ACTIVITIES	8	(271)	(18)	—	(281)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	27	—	—	—	27
Dividends paid	(116)	—	—	—	(116)
Other, net	34	(57)	(11)	—	(34)

NET CASH USED BY FINANCING ACTIVITIES	(55)	(57)	(11)	—	(123)

Cash sweep by parent	2	86	(88)	—	—

NET DECREASE IN CASH AND EQUIVALENTS	(108)	51	(7)	—	(64)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	174	—	265	—	439

CASH AND EQUIVALENTS AT END OF PERIOD	$66	$51	$258	$—	$375

GENERAL DYNAMICS CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
JUNE 29, 2003
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

Results of Operations

Overview

     The company’s net sales increased by 12 percent from the second quarter of 2002 to $3.9 billion for the three-month period ended June 29, 2003. Net sales increased 11 percent for the six-month period ended June 29, 2003, when compared with the same period for the prior year, to $7.4 billion. The increase in net sales for both periods was generated by business acquisitions in the Combat Systems group and strong organic growth in all of the company’s defense businesses, offset by reduced volume in the Aerospace and Resources groups. Operating earnings decreased 11 percent in 2003 to $378 versus the same three-month period in 2002. Operating earnings for the first half of 2003 were down 12 percent to $696 compared with the same six-month period of 2002. A decline in operating earnings in the Aerospace group resulting from a reduction in aircraft deliveries and continued pricing pressure on new and pre-owned aircraft offset strong performances in the Information Systems and Technology group and the Combat Systems group. General and administrative expenses as a percentage of net sales have remained consistent year over year at around 7 percent.

     The company’s total backlog was $30.1 billion at June 29, 2003, an increase of $4.6 billion from the mid-year point in 2002. New orders during the quarter were $3 billion, with significant order activity occurring in the Information Systems and Technology and Combat Systems groups. In addition to these firm contract orders, the company received several large indefinite delivery, indefinite quantity (IDIQ) awards during the quarter with a potential value of over $4 billion. The total value of these contracts, which may be realized over the next 10 years, is not included in backlog at June 29, 2003. Funded backlog was up 14 percent from $20.5 billion at June 30, 2002, to $23.5 billion at the end of the second quarter of 2003.

Business Groups

     The company has four primary business groups – Information Systems and Technology, Combat Systems, Marine Systems and Aerospace – and a smaller Resources group. The following table sets forth the net sales and operating earnings by business group for the three- and six-month periods ended June 29, 2003, and June 30, 2002:

	Three Month Period Ended			Six Month Period Ended

	June 29	June 30	Increase/	June 29	June 30	Increase/
	2003	2002	(Decrease)	2003	2002	(Decrease)

NET SALES:

Information Systems and Technology	$1,152	$946	$206	$2,147	$1,798	$349
Combat Systems	1,016	687	329	1,831	1,260	571
Marine Systems	983	916	67	1,959	1,780	179
Aerospace	715	880	(165)	1,309	1,643	(334)
Resources	69	77	(8)	110	127	(17)

	$3,935	$3,506	$429	$7,356	$6,608	$748

OPERATING EARNINGS:

Information Systems and Technology	$141	$103	$38	$252	$194	$58
Combat Systems	119	81	38	211	136	75
Marine Systems	64	64	—	129	137	(8)
Aerospace	45	150	(105)	85	294	(209)
Resources	9	25	(16)	19	31	(12)

	$378	$423	$(45)	$696	$792	$(96)

Information Systems and Technology

     Net sales and operating earnings increased 22 percent and 37 percent, respectively, during the three-month period ended June 29, 2003, compared with the prior-year period. As compared with the same 2002 six-month period, net sales and operating earnings increased 19 percent and 30 percent, respectively. Substantially all of this growth is organic and is due to increased volume at all of the group’s business units, including continued growth in the BOWMAN program, deliveries of high-speed encryption products and secure radio products, and the start-up of the Rescue 21 contract with the U.S. Coast Guard. Operating margins for both the second quarter and the first six months of 2003 increased as compared with the same periods of 2002 due to improved performance and the mix of deliveries across the group’s contract portfolio. The company expects the operating margins for the Information Systems and Technology group during the remainder of the year to be slightly lower than those experienced in the first half of 2003 as a result of contract mix, the start-up of recently awarded programs and the anticipated addition of Veridian Corporation’s contract base in the third quarter of 2003.

     In June 2003, the company entered into a definitive agreement to acquire Veridian Corporation, headquartered in Arlington, Virginia, for $1.5 billion including the assumption of debt. Veridian provides the Department of Defense, the Department of Homeland Security and the intelligence community with network security and enterprise protection; intelligence, surveillance and reconnaissance; knowledge discovery and decision support; information systems development and integration; chemical, biological and nuclear detection; network and enterprise management; and large-scale systems engineering expertise. The company expects this transaction to close in mid-August of 2003.

Combat Systems

     Net sales and operating earnings for the Combat Systems group in the second quarter of 2003 increased significantly, each about 47 percent, as compared with 2002. For the first half of the year, net sales were up 45 percent and operating earnings grew by 55 percent over 2002. A substantial portion of the increase is due to the acquisition of General Motors Defense (GM Defense) in March 2003 and Advanced Technical Products, Inc. in June 2002. Organic sales growth totaled 7 percent and 11 percent for the three- and six-month periods, respectively, when compared with the same periods for the prior year. This growth is due to increased volume throughout the group, particularly in the Leopard tank production program and in the company’s munitions and armaments operations. Organic growth in operating earnings over 2002 was 26 percent and 31 percent for the three- and six-month periods, respectively. The operating margins for the second quarter increased as compared with the second quarter 2002 due to performance improvement in all of the group’s business units, particularly its munitions and armaments programs. The company expects full year operating margins to remain consistent with the first half results.

Marine Systems

     Net sales in the second quarter of 2003 increased 7 percent as compared with the second quarter of 2002. Operating earnings remained flat. In the first half of 2003, net sales increased 10 percent while operating earnings decreased 6 percent versus the same period in 2002. The sales increase for both periods is attributable to additional volume on early-stage production and development contracts, including the Virginia-class submarine, the Trident SSGN conversion program, the T-AKE program, and commercial ship construction contracts.

     The Marine Systems group’s operating earnings and margins for the first half of the year were adversely affected by its commercial shipbuilding programs. Through the first quarter of 2003, the company encountered various problems in the construction of two roll-on/roll-off cargo ships for Totem Ocean Trailer Express, Inc. (TOTE). The company believes the effect of these problems on the TOTE contract in the future, if any, should be minimal. The final ship under contract was 96 percent complete at the end of the second quarter of 2003 and is scheduled to be delivered in the third quarter. The company experienced no further erosion on this contract during the second quarter.

     The company is also experiencing problems in the design and initial construction of four double-hull commercial oil tankers. Based on concerns identified in the early stages of construction of the first ship, which was approximately 50 percent complete at the end of the second quarter of 2003, the company in the second quarter reversed all profit that had been recognized to date on the contract. The Marine Systems group’s new management team is in the process of assessing the risk of further cost growth to determine the extent of any potential overrun on the contract. Accordingly, the company will recognize no profit on the oil tankers while it continues to evaluate the performance outlook for this program. The company expects the first tanker to be in the water in the second half of 2003, at which time the company should be in a better position to assess the impact on the profitability of the contract.

     On July 17, 2003, the company completed contract negotiations with the Metal Trades Council of New London, Connecticut, and entered into a new 5-year labor contract. The prior agreement was scheduled to expire on October 29, 2004.

     Aerospace

     Net sales for the three- and six-month periods ended June 29, 2003, were approximately 20 percent lower than the same periods of 2002. Fewer deliveries of both large and mid-size aircraft were partially offset by increased sales of pre-owned aircraft. Aircraft services revenue remained steady year over year. New aircraft deliveries were as follows:

	Three Months Ended		Six Months Ended
	June 29	June 30	June 29	June 30
	2003	2002	2003	2002

Green	19	24	34	51
Completion	13	29	30	54

     Operating earnings decreased from the prior year by approximately 70 percent for the three- and six-month periods due to reduced sales, pricing pressure on new aircraft relative to the mid-year point in 2002 and losses of $24 associated with pre-owned aircraft activity in the second quarter of 2003 ($48 year-to-date). To address the reduced aircraft delivery forecast for the year, the company adjusted its production schedule by suspending operations at its green aircraft production facilities for the month of July. These operations were resumed on July 28, 2003. Based on recent sales activity, industry data and a stabilization of pre-owned aircraft prices, the company is cautiously optimistic that the outlook for the Aerospace group is improving. (See Notes G and L to the unaudited consolidated financial statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Resources

     Net sales and earnings decreased during the three- and six-month periods ended June 29, 2003, due to lower volume at the company’s aggregates and coal businesses as well as reduced earnings in the company’s commercial pension plan.

Backlog

     The following table details the backlog and the total estimated contract value of each business group at June 29, 2003, and December 31, 2002:

	June 29, 2003

					Total
				IDIQ	Estimated
			Total	Contract	Contract
	Funded	Unfunded	Backlog	Value	Value

Information Systems and Technology	$5,519	$260	$5,779	$5,806	$11,585
Combat Systems	5,889	728	6,617	150	6,767
Marine Systems	7,761	3,158	10,919	10	10,929
Aerospace	4,128	2,415	6,543	—	6,543
Resources	199	64	263	—	263

Total	$23,496	$6,625	$30,121	$5,966	$36,087

	December 31, 2002

					Total
				IDIQ	Estimated
			Total	Contract	Contract
	Funded	Unfunded	Backlog	Value	Value

Information Systems and Technology	$5,105	$202	$5,307	$2,797	$8,104
Combat Systems	4,233	733	4,966	196	5,162
Marine Systems	7,262	4,351	11,613	10	11,623
Aerospace	4,498	2,283	6,781	—	6,781
Resources	240	64	304	—	304

Total	$21,338	$7,633	$28,971	$3,003	$31,974

Defense Businesses

     The total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded backlog for government programs represents those items that have been authorized and appropriated by Congress and funded by the procuring agency. The unfunded backlog represents firm orders for which funding has not been appropriated. The backlog does not include potentially significant work that has been awarded under indefinite delivery, indefinite quantity (IDIQ) contracts. Because the value in these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, these contracts are recognized in the backlog when funded. IDIQ contract value represents management’s estimate of the future value associated with these arrangements. To the extent the backlog has not been funded, there is no assurance that congressional appropriations or agency allotments will be forthcoming.

     During the second quarter of 2003, the company received several notable contract awards, including the following:

     The U.S. Army Aviation and Missile Command awarded the company’s Information Systems and Technology group the Common Hardware/Software III (CHS-3) contract to provide commercial and ruggedized computers, network hardware equipment, power subsystems, peripheral devices and commercial software to U.S. Department of Defense customers and all other federal agencies worldwide. This IDIQ contract has a potential value of $2 billion over its 10-year life.

     The U.S. Air Force awarded the company’s Information Systems and Technology group a contract to support and maintain critical intelligence and command and control systems and networks for U.S. defense and intelligence operations worldwide. This IDIQ contract, called the Intelligence Information, Command and Control Equipment and Enhancements (ICE2), has a four-year basic term with two three-year incentive options and a potential value of $2 billion.

     The Army awarded the company’s Combat Systems group Phase II of its Objective Force Warrior (OFW) Advanced Technology Demonstration program. The OFW is part of the Army’s plan to develop a more lethal, survivable and network-capable ground soldier of the future. The $100 cost-plus Phase II award is for completion of detailed designs of the OFW system of systems over a 25-month period. The contract includes two additional options: a Prototype Development and Demonstration phase with an estimated value of $40 and a non-competitive System Development and Demonstration (SDD) phase. The SDD and production phases have a potential value of $1 to $3 billion over a 10-year period.

     The company’s Combat Systems group received an order for the final installment of the third Stryker brigade from the Army. The order for 114 vehicles, which are scheduled to be delivered between March 2004 and January 2005, has a value of $200. This order is part of a $4 billion program awarded in November 2000, for up to six brigades consisting of a total of 2,131 vehicles.

     In July 2003, the U.S. Navy exercised an option to build a fourth ship in the T-AKE program. This option, part of a potential 12-ship contract awarded in October 2001 to build a new class of combat logistics force ships, has a value of approximately $290 and brings the total value of the program to $1.3 billion.

     The Navy recently awarded an international team led by the company’s Marine Systems group one of three preliminary design contacts for the Littoral Combat Ship (LCS). The LCS is an integrated surface combatant capable of operating in coastal areas against terrorist threats, high-speed swarm boats, mines and diesel submarines. The $9 award positions the company as a semifinalist in the competition to develop the LCS after a down-select from six competing companies. The LCS program envisions ship construction beginning in 2005.

Aerospace

     The Aerospace funded backlog represents orders for which the company has entered into definitive purchase contracts and has received deposits from the customers. The Aerospace unfunded backlog includes options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

     A significant portion of the Aerospace backlog consists of an agreement with an unaffiliated customer, NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of June 29, 2003, backlog with NetJets for all aircraft types represented 56 percent of the Aerospace funded backlog and 82 percent of the Aerospace unfunded backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

     The company generated cash from operating activities of $458 in the first six months of 2003, an increase over the prior year amount of $340. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

     As discussed further in Note M to the unaudited consolidated financial statements, litigation on the A-12 program termination has been in progress since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and The Boeing Company could be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract plus interest, which was approximately $1.1 billion at June 29, 2003. In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, or $690 after-tax. The company believes it has sufficient resources under current borrowing arrangements to pay such an obligation if required.

Investing Activities

     Net cash used by investing activities was $1.2 billion for the six-month period ended June 29, 2003, compared with $281 in 2002. The increase from the prior year is due to acquisition activity. On March 1, 2003, the company acquired GM Defense of London, Ontario, a business unit of General Motors Corporation, for $1.1 billion in cash. On March 31, 2003, the company also acquired privately held Creative Technology Incorporated, of Herndon, Virginia, (CTI). In April 2003, the company acquired BBA Aviation’s aircraft service business at London Luton Airport in the United Kingdom. On June 14, 2002, the company acquired the outstanding stock of Advanced Technical Products, Inc. The company issued commercial paper to finance these acquisitions.

     In June 2003, the company entered into a definitive agreement to acquire Veridian Corporation at $35.00 per outstanding share. The company will also assume Veridian’s outstanding debt, bringing the total cost of the transaction to approximately $1.5 billion. The company expects the transaction to close in mid-August of 2003. Veridian provides the Department of Defense, the Department of Homeland Security and the intelligence community with network security and enterprise protection; intelligence, surveillance and reconnaissance; knowledge discovery and decision support; information systems development and integration; chemical, biological and nuclear detection; network and enterprise management; and large-scale systems engineering expertise.

     In July 2003, the company entered into separate definitive agreements to acquire International Manufacturing Company (IMCO) of Garland, Texas, from Datron, Inc., and to acquire privately-owned Digital System Resources, Inc. (DSR) of Fairfax, Virginia. IMCO is an industry leader in the manufacture of aircraft bomb bodies for the U.S. armed forces, including various precision bombs used during operation Iraqi Freedom. DSR is a provider of surveillance and combat systems for submarines and surface ships. The IMCO acquisition is subject to the affirmative vote of Datron’s shareholders. Both transactions are subject to normal regulatory approvals. The company expects these acquisitions to close during the third quarter of 2003.

Financing Activities

     Financing activities provided cash of $1.2 billion in the first six months of 2003 and used cash of $123 in the first six months of 2002. On April 3, 2003, the company filed a Form S-3 Registration Statement (the Registration Statement) with the Securities and Exchange Commission to register under the Securities Act $3 billion of debt securities. On May 15, 2003, the company issued $2 billion of medium-term fixed-rate debt pursuant to the Registration Statement. The proceeds were used to repay a portion of the company’s commercial paper. This had the effect of fixing interest rates on debt that previously carried variable rates. The company intends to finance the Veridian acquisition through the issuance of commercial paper. In August 2003, the company plans to issue additional term debt pursuant to the Registration Statement, the proceeds of which will be used to repay a portion of the company’s commercial paper.

     On March 5, 2003, the company’s board of directors declared an increased regular quarterly dividend of $.32 per share. The company had previously increased the regular quarterly dividend to $.30 per share in March 2002.

     The company’s stock repurchases are also included in financing activities. On March 7, 2000, the company’s board of directors authorized management to repurchase in the open market up to 10 million shares of the company’s issued and outstanding common stock. During January of 2003, the company repurchased 3.2 million shares for approximately $210, which completely utilized the March 2000 authorization. On February 5, 2003, the company’s board of directors authorized management to repurchase up to six million additional shares. During the remainder of the first half of 2003, the company repurchased an additional 1.5 million shares for approximately $90. During the first six months of 2002, the company repurchased approximately 130,000 shares for $10.

Additional Financial Information

Provision for Income Taxes

     The company’s effective tax rate for the first half of 2003 was 31.1 percent compared with 34.5 percent for the first half of 2002. The 2003 rate was favorably impacted by the resolution of certain outstanding state tax disputes during the first quarter, resulting in a $15, or $.08 per share, non-cash benefit. The company is examining the effect of the resolution of the 1996 to 1998 audit cycle, which could favorably impact the effective rate. For further discussion of tax matters, as well as a discussion of the net deferred tax asset, see Note K to the unaudited consolidated financial statements.

Environmental Matters and Other Contingencies

     For a discussion of environmental matters and other contingencies, see Notes L and M to the unaudited consolidated financial statements. The company does not expect its liability, in the aggregate, with respect to these matters to have a material impact on the company’s results of operations, financial condition or cash flows.

Application of Critical Accounting Policies

     Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the second quarter of 2003.

New Accounting Standards

     The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” in May 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments that have the characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. At this time, SFAS 150 does not have any impact on the company’s results of operations, financial condition or cash flows as the company does not have any financial instruments that fall within the statement’s scope.

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. This statement is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003. The company does not expect the implementation of SFAS 149 to have any impact on its results of operations, financial condition or cash flows.

     The FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” in January 2003. FIN 46 provides guidance on the consolidation of certain entities. The interpretation requires variable interest entities to be consolidated if the equity interest at risk is not sufficient to permit an entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. FIN 46 is effective immediately for variable interests created after January 31, 2003, and is effective in the third quarter of 2003 to variable interests acquired before February 1, 2003. The company currently is assessing the application of FIN 46 to determine its impact and does not expect the adoption of FIN 46 to have a material effect on its results of operations, financial condition or cash flows.

GENERAL DYNAMICS CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
June 29, 2003

     There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

GENERAL DYNAMICS CORPORATION
ITEM 4. – CONTROLS AND PROCEDURES

(a)     Evaluation of disclosure controls and procedures

     The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 29, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2003, the company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within these entities.

(b)     Changes in internal controls

     There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to June 29, 2003. As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

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
PART II – OTHER INFORMATION
June 29, 2003

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Note L, Commitments and Contingencies, and Note M, Termination of A-12 Program, to the unaudited consolidated financial statements in Part I, which are incorporated herein by reference, for statements relevant to activities during the period covering certain litigation to which the company is a party.

ITEM 4. SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, was held on May 7, 2003.

(b)	In an uncontested election, each of the following nominees was elected to the Board of Directors according to the following votes:

Matter	Votes Cast

	For	Withheld

Election of Directors:
N.D. Chabraja	166,878,364	5,012,413
J.S. Crown	166,511,374	5,379,403
L. Crown	165,706,130	6,184,647
W.P. Fricks	169,139,966	2,750,811
C.H. Goodman	166,544,018	5,346,759
J.L. Johnson	165,607,784	6,282,993
G.A. Joulwan	169,136,439	2,754,338
P.G. Kaminski	124,888,207	47,002,570
C.E. Mundy, Jr.	168,705,957	3,184,820

(c)	The results of voting on Proposals 2 through 5 were as follows:

Proposal 2. Shareholders approved the General Dynamics Corporation Non-Employee Directors 1999 Stock Plan.

	For	Against	Abstain	Broker Non-votes

Approval of the Directors’ Stock Plan	158,349,682	12,146,168	1,394,927	0

Proposal 3. Shareholders approved the General Dynamics United Kingdom Share Save Plan.

	For	Against	Abstain	Broker Non-votes

Approval of the Company’s U.K. Plan	113,026,934	57,369,391	1,494,452	0

Proposal 4. A non-binding shareholder proposal recommending that the Board of Directors not adopt or extend any “poison pill” (also known as a shareholder rights plan), unless such adoption or extension has been submitted to a shareholder vote received a majority of the votes cast.

	For	Against	Abstain	Broker Non-votes

Shareholder Proposal with regard to Poison Pills	80,761,070	66,650,750	1,732,825	22,746,132

Proposal 5. A shareholder proposal requesting that the company disclose offsets made in connection with foreign military sales did not receive a majority of the votes cast.

	For	Against	Abstain	Broker Non-votes

Shareholder Proposal with regard to Offsets	7,672,096	131,674,723	9,798,921	22,745,037

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On June 13, 2003, the company filed a Form 8-K under Item 5, Other Events, announcing that it had entered into a definitive agreement to acquire Veridian Corporation.

On May 16, 2003, the company filed a Form 8-K under Item 5, Other Events, reporting that on May 15, 2003, the company consummated the sale of $500,000,000 principal amount of 2.125% notes due 2006, $500,000,000 principal amount of 3.000% notes due 2008, and $1,000,000,000 principal amount of 4.250% notes due 2013.

On April 16, 2003, the company filed a Form 8-K under Item 9, Regulation FD Disclosure (Item 12, Results of Operations and Financial Condition), furnishing its press release announcing the company’s financial results for the quarter ended March 30, 2003.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz John W. Schwartz Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: August 7, 2003