Form 10-Q
period 2003-09-28
GENERAL DYNAMICS CORP
filed 2003-11-05
CIK 40533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

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

197,736,891 shares of the registrant’s common stock, $1 par value per share, were outstanding at October 31, 2003.

GENERAL DYNAMICS CORPORATION

GENERAL DYNAMICS CORPORATION

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	September 28
	2003	December 31
	(Unaudited)	2002

ASSETS

CURRENT ASSETS:
Cash and equivalents	$697	$328
Accounts receivable	1,502	1,074
Contracts in process	2,422	1,914
Inventories	1,223	1,405
Assets of discontinued operations	40	69
Other current assets	440	308

Total Current Assets	6,324	5,098

NONCURRENT ASSETS:
Property, plant and equipment, net	2,005	1,856
Intangible assets, net	1,069	560
Goodwill, net	5,829	3,510
Other assets	653	707

Total Noncurrent Assets	9,556	6,633

	$15,880	$11,731

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term debt and current portion of long-term debt	$1,234	$750
Accounts payable	1,353	1,056
Liabilities of discontinued operations	82	125
Other current liabilities	2,912	2,651

Total Current Liabilities	5,581	4,582

NONCURRENT LIABILITIES:
Long-term debt	3,310	721
Other liabilities	1,403	1,229
Commitments and contingencies (See Note L)

Total Noncurrent Liabilities	4,713	1,950

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	808	757
Retained earnings	5,992	5,455
Treasury stock	(1,290)	(1,016)
Accumulated other comprehensive income	76	3

Total Shareholders’ Equity	5,586	5,199

	$15,880	$11,731

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended

	September 28	September 29
	2003	2002

NET SALES	$4,427	$3,284
OPERATING COSTS AND EXPENSES	4,070	2,860

OPERATING EARNINGS	357	424

Interest expense, net	(29)	(11)
Other (expense) income, net	(3)	8

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	325	421

Provision for income taxes	70	143

EARNINGS FROM CONTINUING OPERATIONS	255	278

Discontinued operations, net of tax	7	(10)

NET EARNINGS	$262	$268

NET EARNINGS PER SHARE:
Basic
Continuing operations	$1.29	$1.38
Discontinued operations	0.04	(0.05)

Net earnings	$1.33	$1.33

Diluted
Continuing operations	$1.28	$1.37
Discontinued operations	0.04	(0.05)

Net earnings	$1.32	$1.32

DIVIDENDS PER SHARE	$0.32	$0.30

SUPPLEMENTAL INFORMATION:
General and administrative expenses included in operating costs and expenses	$273	$189

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Nine Months Ended

	September 28	September 29
	2003	2002

NET SALES	$11,783	$9,892
OPERATING COSTS AND EXPENSES	10,730	8,676

OPERATING EARNINGS	1,053	1,216

Interest expense, net	(59)	(34)
Other income, net	3	8

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	997	1,190

Provision for income taxes	279	408

EARNINGS FROM CONTINUING OPERATIONS	718	782

Discontinued operations, net of tax	7	(22)

NET EARNINGS	$725	$760

NET EARNINGS PER SHARE:
Basic
Continuing operations	$3.63	$3.88
Discontinued operations	0.04	(0.11)

Net earnings	$3.67	$3.77

Diluted
Continuing operations	$3.60	$3.85
Discontinued operations	0.04	(0.11)

Net earnings	$3.64	$3.74

DIVIDENDS PER SHARE	$0.96	$0.90

SUPPLEMENTAL INFORMATION:
General and administrative expenses included in operating costs and expenses	$767	$629

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Nine Months Ended

	September 28	September 29
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$718	$782
Adjustments to reconcile income from continuing operations to net cash provided by operating activities-
Depreciation, depletion and amortization of property, plant and equipment	145	140
Amortization of intangible assets	48	25
Deferred income tax provision	84	127
(Increase) decrease in assets, net of effects of business acquisitions-
Accounts receivable	26	(157)
Contracts in process	(491)	(144)
Inventories	150	(280)
Increase (decrease) in liabilities, net of effects of business acquisitions-
Customer deposits on commercial contracts	(56)	(136)
Billings in excess of costs and estimated profits	10	113
Accounts payable	108	118
Income taxes payable	67	8
Other current liabilities	27	(11)
Other, net	(2)	16

Net cash provided by operating activities from continuing operations	834	601
Net cash used by discontinued operations	(8)	(7)

Net cash provided by operating activities	826	594

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(2,987)	(281)
Capital expenditures	(115)	(146)
Other, net	10	44

Net cash used by investing activities	(3,092)	(383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of fixed-rate notes, net	3,094	—
Net proceeds from commercial paper	7	110
Net repayments of other debt	(25)	(82)
Dividends paid	(186)	(176)
Purchases of common stock	(300)	(81)
Proceeds from option exercises	45	46

Net cash provided (used) by financing activities	2,635	(183)

NET INCREASE IN CASH AND EQUIVALENTS	369	28
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	328	439

CASH AND EQUIVALENTS AT END OF PERIOD	$697	$467

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash payments for:
Income taxes	$166	$269
Interest, including finance operations	$35	$38

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(A)	Basis of Preparation

          The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited consolidated financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three- and nine-month periods ended September 28, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

          The unaudited consolidated financial statements for the three and nine months ended September 29, 2002, have been restated to present the results of the company’s undersea fiber optic cable-laying business in discontinued operations, as discussed in Note C.

          In the opinion of management, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three- and nine-month periods ended September 28, 2003, and September 29, 2002. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

          Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the company’s incentive compensation plans, the company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

		For the		For the
		Three Months Ended		Nine Months Ended
		Sept 28	Sept 29	Sept 28	Sept 29
		2003	2002	2003	2002

Net earnings, as reported		$262	$268	$725	$760

Add: Stock-based compensation expense included in reported net earnings, net of tax		3	3	9	12

Deduct: Total fair value-based compensation expense, net of tax		10	10	30	33

	Pro forma	$255	$261	$704	$739

Net earnings
Per share — basic:	As reported	$1.33	$1.33	$3.67	$3.77
	Pro forma	$1.29	$1.29	$3.56	$3.67

Net earnings
Per share — diluted:	As reported	$1.32	$1.32	$3.64	$3.74
	Pro forma	$1.28	$1.28	$3.53	$3.64

          The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

(C)	Discontinued Operations

          The company exited its undersea fiber optic cable-laying business in the fourth quarter of 2002 because of substantial overcapacity in the market resulting in a lack of contract backlog. The results of this business’s operations had been included in the Information Systems and Technology group since 1998. The company recognized an after-tax charge of $109 for ship lease obligations and the write-down of assets to net realizable value upon exiting the business. In the third quarter of 2003, the company favorably resolved certain of the liabilities associated with this business, resulting in an after-tax gain of $7 from discontinued operations.

          The summary of operating results from discontinued operations is as follows:

	For the		For the
	Three Months Ended		Nine Months Ended
	Sept 28	Sept 29	Sept 28	Sept 29
	2003	2002	2003	2002

Net sales	$—	$5	$—	$29
Operating expenses	(10)	21	(10)	62

Gain/(loss) before taxes	10	(16)	10	(33)
Tax (provision)/benefit	(3)	6	(3)	11

Gain/(loss) from discontinued operations	$7	$(10)	$7	$(22)

          Assets and liabilities of discontinued operations consisted of the following:

	September 28	December 31
	2003	2002

Current assets	$40	$68
Noncurrent assets	—	1

Assets of discontinued operations	$40	$69

Current liabilities	82	125

Liabilities of discontinued operations	$82	$125

(D)	Comprehensive Income

          Comprehensive income consisted of the following:

	For the		For the
	Three Months Ended		Nine Months Ended
	Sept 28	Sept 29	Sept 28	Sept 29
	2003	2002	2003	2002

Net earnings	$262	$268	$725	$760
Foreign currency translation adjustments	(44)	5	79	8
Fair value adjustments on cash flow hedge	(3)	11	(6)	11
Other	(2)	—	—	—

Comprehensive income	$213	$284	$798	$779

(E)	Earnings Per Share

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

	For the		For the
	Three Months Ended		Nine Months Ended
	Sept 28	Sept 29	Sept 28	Sept 29
	2003	2002	2003	2002

Basic weighted average shares outstanding	197,311	201,627	197,804	201,483
Assumed exercise of stock options(a)	1,608	1,461	1,487	1,583
Contingently issuable shares	103	33	103	33

Diluted weighted average shares outstanding	199,022	203,121	199,394	203,099

(a)
Excludes the following outstanding options to purchase shares of common stock because the options’ exercise price was greater than the average market price for the shares: three months ended September 28, 2003 - 2,194; three months ended September 29, 2002 - 2,205; nine months ended September 28, 2003 - 2,558; nine months ended September 29, 2002 - 2,179.

(F)	Contracts in Process

          Contracts in process represent costs and accrued profit related to defense contracts and programs and consisted of the following:

	September 28	December 31
	2003	2002

Contract costs and estimated profits	$15,842	$15,301
Other contract costs	695	711

	16,537	16,012
Less advances and progress payments	14,115	14,098

	$2,422	$1,914

          Contract costs include production costs and related overhead, such as general and administrative expenses, as well as contract recoveries for such matters as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $21 as of September 28, 2003, and $29 as of December 31, 2002. The company records revenue associated with these matters as either income or as an offset against a potential loss only when recovery can be reliably estimated and realization is probable. Other contract costs represent amounts required to be recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. The company expects to recover these costs through on-going business, including both existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or one of two suppliers on long-

term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

(G)	Inventories

          Inventories primarily represent commercial aircraft components and consisted of the following:

	September 28	December 31
	2003	2002

Work in process	$691	$750
Raw materials	395	396
Pre-owned aircraft	94	230
Other	43	29

	$1,223	$1,405

          Work-in-process inventories as of September 28, 2003, decreased from December 31, 2002, due to a reduction in unsold new aircraft during the nine-month period. This was offset partially by an increase in work-in-process inventory associated with the company’s recently announced Gulfstream G450 aircraft for which deliveries are expected to begin in mid-2004. Other inventories consist primarily of coal and aggregates.

(H)	Intangible Assets and Goodwill, Net

          Intangible assets consisted of the following:

	September 28			December 31
	2003			2002

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangible assets	$1,011	$(138)	$873	$481	$(104)	$377
Other intangible assets	279	(102)	177	252	(88)	164

	$1,290	$(240)	$1,050	$733	$(192)	$541

Unamortized intangible assets:
Trademarks	$19	$—	$19	$19	$—	$19

          The company amortizes contract and program intangible assets on a straight-line basis over periods ranging from five to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses, which are amortized over periods ranging from five to 15 years.

          Amortization expense was $28 and $48 for the three- and nine-month periods ended September 28, 2003, and $8 and $25 for the three- and nine-month periods ended September 29, 2002. The company expects to record annual amortization expense over the next five years as follows:

2004	$ 96
2005	$ 94
2006	$ 93
2007	$ 92
2008	$ 90

          During 2003, the company has completed the following acquisitions for a total cost of approximately $3 billion, which was paid in cash:

•	General Motors Defense of London, Ontario, (GM Defense), a business unit of General Motors Corporation, on March 1. GM Defense manufactures wheeled armored vehicles and turrets.

•	Creative Technology Incorporated of Herndon, Virginia, (CTI) on March 31. CTI supports the intelligence community and Department of Defense by providing systems and network engineering, integration, software development, operations and technical consulting.

•	Veridian Corporation of Arlington, Virginia, (Veridian) on August 11. Veridian provides the Department of Defense, the Department of Homeland Security and the intelligence community with network security and enterprise protection; intelligence, surveillance and reconnaissance; knowledge discovery and decision support; information systems development and integration; chemical, biological and nuclear detection; network and enterprise management; and large-scale systems engineering expertise.

•	Intercontinental Manufacturing Company of Garland, Texas, (IMCO), a division of Datron, Inc., on September 4. IMCO manufactures aircraft bomb bodies for the U.S. armed forces.

•	Digital System Resources, Inc., of Fairfax, Virginia, (DSR) on September 10. DSR is a provider of surveillance and combat systems for submarines and surface ships.

          The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Certain of the estimates related to the Veridian, IMCO and DSR acquisitions are still preliminary at September 28, 2003. The company is awaiting the completion of the appraisals of assets acquired, and the identification and valuation of intangible assets acquired. The company expects these analyses to be completed during the fourth quarter of 2003.

          The changes in the carrying amount of goodwill by business group for the nine months ended September 28, 2003, were as follows:

	December 31			September 28
	2002	Acquisitions (a)	Other (b)	2003

Information Systems and Technology	$2,213	$1,211	$24	$3,448
Combat Systems	756	1,017	66	1,839
Marine Systems	193	—	—	193
Aerospace	347	1	—	348
Resources	1	—	—	1

	$3,510	$2,229	$90	$5,829

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.

(b)	Consists of adjustments for currency translation.

(I)	Debt

          Debt consisted of the following:

	September 28	December 31
	2003	2002

Fixed-rate notes	$3,094	$—
Commercial paper, net of unamortized discount	719	714
Floating-rate notes	500	500
Senior notes	150	150
Term debt	45	45
Other	36	62

	4,544	1,471
Less current portion	1,234	750

	$3,310	$721

          On April 3, 2003, the company filed a Form S-3 Registration Statement (the Registration Statement) with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the Securities Act), to register $3 billion of debt securities. Pursuant to the Registration Statement, the company has issued the following debt instruments, the proceeds of which were used to repay a substantial portion of the company’s outstanding commercial paper: $2 billion of fixed-rate notes issued on May 15, 2003, consisting of $500 aggregate principal amount of 2.125% notes maturing in 2006, $500 aggregate principal amount of 3.000% notes maturing in 2008, and $1 billion aggregate principal amount of 4.250% notes maturing in 2013; and $1.1 billion of fixed-rate notes (the additional $100 of which was registered by the company pursuant to Rule 462(b)) issued on August 14, 2003, consisting of $700 aggregate principal amount of 4.500% notes maturing in 2010 and $400 aggregate principal amount of 5.375% notes maturing in 2015.

          As of September 28, 2003, the company had $719 of commercial paper outstanding at an average yield of approximately 1.07 percent with an average maturity of approximately 16 days. The company has approximately $2 billion in bank credit facilities, which serve as back-up liquidity facilities to the commercial paper program. These credit facilities consist of a $1 billion 364-day facility expiring in July 2004, with provision to extend for one year at the company’s option when drawn, and a $1 billion multiyear facility expiring in July 2006. The company’s commercial paper issuances and the bank credit facilities are guaranteed by certain of the company’s 100-percent owned subsidiaries.

          As of September 28, 2003, the company had outstanding $500 aggregate principal amount of three-year floating-rate notes due September 1, 2004, which are registered under the Securities Act. Interest on the notes resets quarterly at three-month LIBOR plus 0.22 percent, and is payable each March, June, September and December. The notes had an average interest rate of 1.54 percent for the nine months ended September 28, 2003.

          The fixed-rate notes and the floating-rate notes are fully and unconditionally guaranteed by certain of the company’s 100-percent owned subsidiaries. The notes are redeemable at the company’s option in whole or in part at any time prior to their maturity at 100 percent of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed. See Note O for condensed consolidating financial statements.

          The senior notes are privately-placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semi-annually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap, which fixes its foreign currency variability on both the principal and interest components of these notes. As of September 28, 2003, the fair value of this currency swap was a $7 liability. The senior notes are guaranteed by General Dynamics Corporation.

          The company assumed the term debt in connection with its acquisition of Primex Technologies, Inc. Sinking fund payments of $5 are required in December of each of the years 2003 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

          As of September 28, 2003, other debt consisted of $3 related to a leasehold interest, a $16 note payable to a Spanish insurance company, two capital lease arrangements totaling $10, and $7 related to the company’s finance operation. Annual principal payments on the note payable are $2 in 2003, $10 in 2004, $1 in 2005, with the balance due in 2006. Interest is payable each December at a rate of 3.85 percent annually. The capital leases extend through 2010.

(J)	Liabilities

          A summary of significant liabilities, by balance sheet caption, follows:

	September 28	December 31
	2003	2002

Billings in excess of costs and estimated profits	$526	$516
Workers’ compensation	492	509
Salaries and wages	364	222
Customer deposits on commercial contracts	338	384
Retirement benefits	305	274
Other	887	746

Other Current Liabilities	$2,912	$2,651

Retirement benefits	$339	$350
Deferred U.S. federal income taxes	305	197
Customer deposits on commercial contracts	77	87
Accrued costs on disposed businesses	64	67
Other	618	528

Other Liabilities	$1,403	$1,229

(K)	Income Taxes

          The company had a net deferred tax asset of $54 at September 28, 2003, and $57 at December 31, 2002. The current portion of the net deferred tax asset was $334 at September 28, 2003, and $194 at December 31, 2002, and is included in other current assets on the consolidated balance sheet.

          The company has recorded liabilities for tax contingencies for open years. In the third quarter of 2003, the company and the IRS reached agreement with respect to the examination of the company’s income tax returns for 1996 through 1998. As a result of the resolution of the 1996-1998 audit cycle, the company reassessed its tax contingencies during the quarter and recognized a non-cash benefit of $31, or $.16 per share. During the first quarter of 2003, the company reduced its liabilities for tax contingencies upon resolution of certain outstanding state tax disputes. This resulted in a non-cash benefit of $15, or $.08 per share.

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

          Following UAL Corporation’s announcement on March 22, 2002, that it was closing its Avolar subsidiary, which was to engage in a business jet aircraft fractional ownership program, the company terminated its agreements with Avolar. The company retained deposits totaling $50 related to this transaction. On May 28, 2002, United BizJet Holdings, Inc., a subsidiary of UAL Corporation, (United BizJet) filed a claim against the company in the Circuit Court of Cook County, Illinois, seeking the return of the Avolar deposits. On October 11, 2002, the Circuit Court dismissed United BizJet’s complaint without prejudice for failure to engage in mandatory pre-litigation mediation. United BizJet moved for reconsideration, but on January 3, 2003, the Circuit Court denied reconsideration and reaffirmed its order of dismissal. On December 9, 2002, United BizJet filed for reorganization pursuant to Chapter 11 of the United States Bankruptcy Code. United BizJet and the company have agreed to proceed with mediation. The company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

          On July 7, 2003, the company was served with a complaint that was filed in the United States District Court for the Northern District of Illinois as a qui tam action under the civil False Claims Act. A qui tam action is a lawsuit filed by a private plaintiff, or relator, in the name of the government in which the relator is entitled to a portion of any recovery. The Department of Justice has declined to intervene in this action. Relator is Dimitri Yannacopoulos, a former consultant to the company. The complaint alleges various violations of the False Claims Act in connection with the sale of F-16 aircraft to Greece by the company’s former Fort Worth Division and its successor, Lockheed Martin Corporation (Lockheed). (Lockheed purchased the Fort Worth Division in 1993.) Lockheed is also named as a defendant. Relator seeks damages of approximately $340 to $400, plus penalties. Damages awarded pursuant to the False Claims Act are subject to trebling. Relator previously asserted similar claims against the company in a case filed in the Eastern District of Missouri in 1989. After a jury trial, the court ruled in favor of the company and against Relator, which verdict was upheld on appeal. The company denies the allegations and intends to vigorously defend this matter.

          On May 28, 2003, Final Analysis Communication Systems, Inc., a Maryland corporation (FACS), served the company with a complaint it filed on January 30, 2003, in the United States District Court for the District of Maryland. The complaint alleges that the company breached contracts among the company, FACS, and FACS’ then corporate parent Final Analysis, Inc., a Maryland corporation, currently a debtor in the Bankruptcy Court for the District of Maryland. The complaint alleges damages of $180. On August 18, 2003 the company filed its response to this complaint and FACS filed an amended complaint. The company intends to defend this case vigorously and believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

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

          Other

          In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers aggregating approximately $790 at September 28, 2003. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

          On June 5, 2001, the company acquired substantially all of the assets of Galaxy Aerospace Company LP. The selling parties may receive additional payments, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets.

          As of September 28, 2003, in connection with orders for six Gulfstream G550s and two Gulfstream G200 aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (Gulfstream Vs, Gulfstream IV-SPs and Gulfstream G200s) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2004 and totaled $240 as of September 28, 2003, down from $551 at December 31, 2002. Beyond these commitments, additional aircraft trade-ins are likely to be accepted throughout the year in connection with future orders for new aircraft.

          The company provides product warranties to its customers associated with certain product sales, particularly business aircraft. The company has also offered, on a limited basis, a five-year maintenance program that supplements the standard product warranties on Gulfstream G200, Gulfstream G400 and Gulfstream G550 aircraft models. The company records estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based on the estimated number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments and is included in other current liabilities and other liabilities on the consolidated balance sheet. The changes in the carrying amount of warranty liabilities for the nine-month period ended September 28, 2003, were as follows:

	December 31	Warranty			September 28
	2002	Expense	Payments	Adjustments(a)	2003

Warranty liabilities	$137	$73	$(43)	$93	$260

      (a)  Includes warranty liabilities assumed in connection with the acquisition of GM Defense.

(M)	Termination of A-12 Program

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

          On March 17, 2003, the Court of Appeals vacated the Trial Court’s judgment and remanded the case to the Trial Court for further proceedings. The Court of Appeals found that the Trial Court misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the Court of Appeals held that in order to uphold a termination for default the Trial Court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. This is a determination the company does not believe is supported by the evidence. On June 16, 2003, the government filed a petition for rehearing, asking the Court of Appeals to reconsider its decision. The government’s petition for rehearing in the Court of Appeals was denied on August 27, 2003, and the case has again been remanded to the Trial Court for further proceedings.

          If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract plus interest, which was approximately $1.1 billion at September 28, 2003. This would result in a liability for the company of approximately $1.2 billion pretax, $700 after-tax, to be taken as a charge against discontinued operations. The company believes it has sufficient resources to pay such an obligation if required.

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

          Summary financial information for each of the company’s business groups follows:

	For the Three Months Ended
	Net Sales		Operating Earnings
	Sept 28	Sept 29	Sept 28	Sept 29
	2003	2002	2003	2002

Information Systems and Technology	$1,303	$890	$146	$135
Combat Systems	1,048	707	117	80
Marine Systems	1,190	863	36	78
Aerospace	808	739	50	100
Resources(a)	78	85	8	31

	$4,427	$3,284	$357	$424

	For the Nine Months Ended
	Net Sales		Operating Earnings
	Sept 28	Sept 29	Sept 28	Sept 29
	2003	2002	2003	2002

Information Systems and Technology	$3,450	$2,688	$398	$329
Combat Systems	2,879	1,967	328	216
Marine Systems	3,149	2,643	165	215
Aerospace	2,117	2,382	135	394
Resources(a)	188	212	27	62

	$11,783	$9,892	$1,053	$1,216

	Identifiable Assets
	Sept 28	December 31
	2003	2002

Information Systems and Technology	$5,731	$3,613
Combat Systems	4,318	2,439
Marine Systems	2,103	1,933
Aerospace	2,575	2,505
Resources	186	293
Corporate(b)	967	948

	$15,880	$11,731

(a)	Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.

(b)	Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

(O)	Condensed Consolidating Financial Statements

          The fixed-rate notes and the floating-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent owned subsidiaries of General Dynamics Corporation (the Guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the Guarantors on a combined basis (each Guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of September 28, 2003, and December 31, 2002, for the balance sheet, as well as the statements of earnings and cash flows for the three- and nine-month periods ended September 28, 2003, and September 29, 2002.

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended September 28, 2003	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$3,654	$773	$—	$4,427
Cost of sales	2	3,163	632	—	3,797
General and administrative expenses	—	218	55	—	273

OPERATING EARNINGS	(2)	273	86	—	357
Interest expense	26	1	3	—	30
Interest income	—	—	1	—	1
Other expense, net	(2)	(1)	—	—	(3)

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(30)	271	84	—	325
Provision for income taxes	(38)	80	28	—	70
Discontinued operations, net of tax	—	7	—	—	7
Equity in net earnings of subsidiaries	254	—	—	(254)	—

NET EARNINGS	$262	$198	$56	$(254)	$262

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Nine Months Ended September 28, 2003	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$9,796	$1,987	$—	$11,783
Cost of sales	(7)	8,343	1,627	—	9,963
General and administrative expenses	—	619	148	—	767

OPERATING EARNINGS	7	834	212	—	1,053
Interest expense	51	3	11	—	65
Interest income	—	1	5	—	6
Other income, net	(5)	2	6	—	3

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(49)	834	212	—	997
Provision for income taxes	(49)	250	78	—	279
Discontinued operations, net of tax	—	7	—	—	7
Equity in net earnings of subsidiaries	725	—	—	(725)	—

NET EARNINGS	$725	$591	$134	$(725)	$725

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended September 29, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$2,933	$351	$—	$3,284
Cost of sales	(8)	2,406	273	—	2,671
General and administrative expenses	—	164	25	—	189

OPERATING EARNINGS	8	363	53	—	424
Interest expense	11	1	4	—	16
Interest income	2	1	2	—	5
Other income, net	—	7	1	—	8

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1)	370	52	—	421
Provision for income taxes	6	120	17	—	143
Discontinued operations, net of tax	—	(10)	—	—	(10)
Equity in net earnings of subsidiaries	275	—	—	(275)	—

NET EARNINGS	$268	$240	$35	$(275)	$268

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Nine Months Ended September 29, 2002	Parent	Basis	Basis	Adjustments	Consolidated

NET SALES	$—	$8,880	$1,012	$—	$9,892
Cost of sales	(24)	7,268	803	—	8,047
General and administrative expenses	—	547	82	—	629

OPERATING EARNINGS	24	1,065	127	—	1,216
Interest expense	30	3	12	—	45
Interest income	2	2	7	—	11
Other income, net	(2)	9	1	—	8

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(6)	1,073	123	—	1,190
Provision for income taxes	1	367	40	—	408
Discontinued operations, net of tax	—	(22)	—	—	(22)
Equity in net earnings of subsidiaries	767	—	—	(767)	—

NET EARNINGS	$760	$684	$83	$(767)	$760

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
September 28, 2003	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$164	$—	$533	$—	$697
Accounts receivable	—	1,116	386	—	1,502
Contracts in process	48	1,941	433	—	2,422
Inventories
Work in process	—	686	5	—	691
Raw materials	—	384	11	—	395
Pre-owned aircraft	—	94	—	—	94
Other	—	43	—	—	43
Assets of discontinued operations	—	40	—	—	40
Other current assets	121	134	185	—	440

Total Current Assets	333	4,438	1,553	—	6,324

NONCURRENT ASSETS:
Property, plant and equipment	148	3,173	452	—	3,773
Accumulated depreciation, depletion & amortization of PP&E	(29)	(1,610)	(129)	—	(1,768)
Intangible assets and goodwill	—	5,434	1,919	—	7,353
Accumulated amortization of intangible assets	—	(407)	(48)	—	(455)
Other assets	117	399	137	—	653
Investment in subsidiaries	13,298	—	—	(13,298)	—

Total Noncurrent Assets	13,534	6,989	2,331	(13,298)	9,556

	$13,867	$11,427	$3,884	$(13,298)	$15,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$1,219	$6	$9	$—	$1,234
Liabilities of discontinued operations	—	82	—	—	82
Other current liabilities	187	3,034	1,044	—	4,265

Total Current Liabilities	1,406	3,122	1,053	—	5,581

NONCURRENT LIABILITIES:
Long-term debt	3,094	49	167	—	3,310
Other liabilities	396	763	244	—	1,403

Total Noncurrent Liabilities	3,490	812	411	—	4,713

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	808	5,298	2,219	(7,517)	808
Other shareholders’ equity	8,163	2,195	201	(5,781)	4,778

Total Shareholders’ Equity	8,971	7,493	2,420	(13,298)	5,586

	$13,867	$11,427	$3,884	$(13,298)	$15,880

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
December 31, 2002	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
CURRENT ASSETS:
Cash and equivalents	$55	$—	$273	$—	$328
Accounts receivable	—	867	207	—	1,074
Contracts in process	19	1,653	242	—	1,914
Inventories
Work in process	—	745	5	—	750
Raw materials	—	391	5	—	396
Pre-owned aircraft	—	230	—	—	230
Other	—	28	1	—	29
Assets of discontinued operations	—	69	—	—	69
Other current assets	122	139	47	—	308

Total Current Assets	196	4,122	780	—	5,098

NONCURRENT ASSETS:
Property, plant and equipment	145	2,928	396	—	3,469
Accumulated depreciation, depletion & amortization of PP&E	(24)	(1,432)	(157)	—	(1,613)
Intangible assets and goodwill	—	3,473	1,004	—	4,477
Accumulated amortization of intangible assets	—	(377)	(30)	—	(407)
Other assets	263	214	230	—	707
Investment in subsidiaries	10,020	—	—	(10,020)	—

Total Noncurrent Assets	10,404	4,806	1,443	(10,020)	6,633

	$10,600	$8,928	$2,223	$(10,020)	$11,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term debt	$714	$6	$30	$—	$750
Liabilities of discontinued operations	—	125	—	—	125
Other current liabilities	83	2,836	788	—	3,707

Total Current Liabilities	797	2,967	818	—	4,582

NONCURRENT LIABILITIES:
Long-term debt	500	65	156	—	721
Other liabilities	362	738	129	—	1,229

Total Noncurrent Liabilities	862	803	285	—	1,950

SHAREHOLDERS’ EQUITY:
Common stock, including surplus	757	3,746	1,120	(4,866)	757
Other shareholders’ equity	8,184	1,412	—	(5,154)	4,442

Total Shareholders’ Equity	8,941	5,158	1,120	(10,020)	5,199

	$10,600	$8,928	$2,223	$(10,020)	$11,731

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Nine Months Ended September 28, 2003	Parent	Basis	Basis	Adjustments	Consolidated

Net Cash Provided by Operating Activities from Continuing Operations	$23	$792	$19	$—	$834
Net Cash Used by Discontinued Operations	—	(8)	—	—	(8)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23	784	19	—	826

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	(2,618)	(369)	—	—	(2,987)
Capital expenditures	(3)	(90)	(22)	—	(115)
Other, net	—	1	9	—	10

NET CASH USED BY INVESTING ACTIVITIES	(2,621)	(458)	(13)	—	(3,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of fixed-rate notes	3,094	—	—	—	3,094
Net proceeds from commercial paper	7	—	—	—	7
Purchases of common stock	(300)	—	—	—	(300)
Dividends paid	(186)	—	—	—	(186)
Other, net	28	(50)	42	—	20

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,643	(50)	42	—	2,635

Cash sweep by parent	64	(276)	212	—	—

NET INCREASE IN CASH AND EQUIVALENTS	109	—	260	—	369
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	55	—	273	—	328

CASH AND EQUIVALENTS AT END OF PERIOD	$164	$—	$533	$—	$697

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Nine Months Ended September 29, 2002	Parent	Basis	Basis	Adjustments	Consolidated

Net Cash Provided by Operating Activities from Continuing Operations	$(30)	$433	$198	$—	$601
Net Cash Used by Discontinued Operations	—	(7)	—	—	(7)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(30)	426	198	—	594

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired	—	(281)	—	—	(281)
Capital expenditures	(6)	(113)	(27)	—	(146)
Other, net	10	29	5	—	44

NET CASH USED BY INVESTING ACTIVITIES	4	(365)	(22)	—	(383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from commercial paper	110	—	—	—	110
Dividends paid	(176)	—	—	—	(176)
Net repayments of other debt	—	(58)	(24)	—	(82)
Other, net	(35)	—	—	—	(35)

NET CASH USED BY FINANCING ACTIVITIES	(101)	(58)	(24)	—	(183)

Cash sweep by parent	110	(4)	(106)	—	—

NET INCREASE IN CASH AND EQUIVALENTS	(17)	(1)	46	—	28
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	174	—	265	—	439

CASH AND EQUIVALENTS AT END OF PERIOD	$157	$(1)	$311	$—	$467

GENERAL DYNAMICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 28, 2003

(Dollars in millions, except per share amounts)

Business Overview

          The company’s businesses include mission-critical information technology and communications (Information Systems and Technology), land and amphibious combat systems (Combat Systems), shipbuilding and marine systems (Marine Systems), and business aviation (Aerospace). These are leading-edge technology businesses that provide the highest quality products and capabilities to the company’s primary customers: the U.S. military, other government organizations, the armed forces of allied nations, and a diverse base of corporate and industrial buyers. The company also owns certain commercial operations that are identified for reporting purposes as Resources. The following discussion should be read in conjunction with the company’s 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited consolidated financial statements included herein.

Results of Operations

Overview

          The company’s net sales for the three-month period ended September 28, 2003, increased to $4.4 billion, up 35 percent from the third quarter of 2002. Sales growth in the quarter resulted from strong organic growth experienced in each of the company’s primary business groups, as well as from business acquisitions in the Combat Systems and Information Systems and Technology groups. Net sales increased 19 percent to $11.8 billion for the first nine months of 2003 over the same period in 2002. The acquisitions in Combat Systems and Information Systems and Technology and consistently solid organic growth in the company’s defense businesses were primarily responsible for the year-to-date sales increase.

          Operating earnings were down 16 percent to $357 in the third quarter of 2003 as compared with the same period in 2002. Performance issues on a commercial shipbuilding contract in the Marine Systems group and a shift in the mix of new aircraft deliveries in the Aerospace group resulted in the drop in earnings in the quarter. Operating earnings for the first nine months of 2003 decreased 13 percent to $1.1 billion versus the same prior-year period. Reduced aircraft sales and the commercial shipbuilding problems led to the decline, which was partially offset by strong performances in Information Systems and Technology and Combat Systems. General and administrative expenses have remained consistent year over year at around 7 percent of net sales.

          The total backlog increased $9.2 billion from the third quarter of 2002 to $38.7 billion at September 28, 2003. This significant increase resulted from substantial new order activity as well as from business acquisitions in the Information Systems and Technology and Combat Systems groups. New orders received during the quarter totaled $11.8 billion, including an $8.7 billion submarine order in the Marine Systems group. The funded backlog was $24.3 billion as of September 28, 2003, an increase of 13 percent from the third quarter of 2002. In addition to the firm backlog, the company has numerous indefinite delivery, indefinite quantity contracts with a potential value of approximately $6.7 billion as of September 28, 2003. The total value of these contracts, which may be realized over the next ten years, is not included in the backlog.

Business Groups

          The following table sets forth the net sales and operating earnings by business group for the three- and nine-month periods ended September 28, 2003, and September 29, 2002:

	Three Month Period Ended			Nine Month Period Ended

	September 28	September 29	Increase/	September 28	September 29	Increase/
	2003	2002	(Decrease)	2003	2002	(Decrease)

NET SALES:

Information Systems and Technology	$1,303	$890	$413	$3,450	$2,688	$762
Combat Systems	1,048	707	341	2,879	1,967	912
Marine Systems	1,190	863	327	3,149	2,643	506
Aerospace	808	739	69	2,117	2,382	(265)
Resources	78	85	(7)	188	212	(24)

	$4,427	$3,284	$1,143	$11,783	$9,892	$1,891

OPERATING EARNINGS:

Information Systems and Technology	$146	$135	$11	$398	$329	$69
Combat Systems	117	80	37	328	216	112
Marine Systems	36	78	(42)	165	215	(50)
Aerospace	50	100	(50)	135	394	(259)
Resources	8	31	(23)	27	62	(35)

	$357	$424	$(67)	$1,053	$1,216	$(163)

Information Systems and Technology

          Net sales grew 46 percent and 28 percent, respectively, for the third quarter and first nine months of 2003 versus the same periods in 2002. These increases were fueled by the acquisitions of Veridian Corporation (Veridian) in August 2003 and Digital System Resources, Inc. (DSR) in September 2003, as well as continued organic growth across the group’s businesses. To date in 2003, the group has experienced increased activity throughout its business mix, including deliveries of high-speed encryption products and ruggedized computing equipment; communications systems work, in particular the BOWMAN program for the U.K. armed forces; and enterprise infrastructure and information technology support services. Operating earnings increased by 8 percent and 21 percent, respectively, for the three- and nine-month periods ended September 28, 2003, as compared with the same periods in 2002. This earnings growth resulted from the acquisitions and the substantial volume increase throughout the group. Comparison with 2002 operating earnings reflects the fact that earnings in the third quarter of 2002 were favorably impacted by a reduction of certain commercial program exposures during that quarter. Operating margins were down slightly in the third quarter of 2003 as a result of the timing and mix of deliveries within the group’s contract portfolio. The company expects the Information Systems and Technology group’s operating margins for the full year to be reduced slightly from the first nine months as a result of lower margins on the acquired Veridian businesses.

          On August 11, 2003, the company completed its acquisition of Veridian for $1.5 billion. Veridian provides the Department of Defense, the Department of Homeland Security and the intelligence community with network security and enterprise protection; intelligence, surveillance and reconnaissance; knowledge discovery and decision support; information systems development and integration; chemical, biological and nuclear detection; network and enterprise management; and large-scale systems engineering expertise. On September 10, 2003, the company completed its acquisition of Digital System Resources, Inc., of Fairfax, Virginia. DSR is a provider of surveillance and combat systems for submarines and surface ships. Operating results of these businesses have been included with those of the company since the dates of acquisition.

Combat Systems

          Net sales and operating earnings were up significantly in 2003 as compared with 2002, each increasing by about 50 percent in the third quarter and year-to-date. The primary driver of the sales increase was acquisitions, most notably General Motors Defense (GM Defense) in the first quarter of 2003. Solid organic growth across the group’s businesses, including increased volume in the Leopard tank production program in Spain and the company’s munitions and armaments operations, also contributed to the substantial sales growth. The significant increases in operating earnings resulted from the acquisitions and increased sales activity, as well as continued performance improvement across the business group, especially in the group’s munitions and armaments programs. Operating margins remained steady in the third quarter of 2003, and the company expects full-year operating margins to be consistent with 2003 results thus far.

          On September 4, 2003, the company acquired substantially all of the assets of Intercontinental Manufacturing Company (IMCO) of Garland, Texas, a division of Datron, Inc. IMCO manufactures aircraft bomb bodies for the U.S. armed forces. Operating results of IMCO have been included with those of the company since the date of acquisition.

          On October 2, 2003, the company acquired the remaining 75 percent interest in privately held Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG (Steyr) and its affiliate, SSF-Holding GmbH, of Austria. The company had previously acquired 25 percent of these entities in 1999. This acquisition expands the company’s armored vehicle product offerings in Europe, to include the Pandur family of wheeled combat vehicles and the Ulan tracked infantry fighting vehicles and family of variants.

Marine Systems

          Net sales increased by 38 percent and 19 percent, respectively, for the third quarter of 2003 and the nine-month period ended September 28, 2003, as compared with the same periods in 2002. This growth was due to increased volume in virtually every area of the Marine Systems group. The group experienced increased activity on early stage production and development contracts, including the Virginia-class submarine, the Trident SSGN conversion and the T-AKE combat logistics ships; commercial ship construction contracts; and engineering and repair contracts; offset slightly by reduced volume in certain mature production programs, including the Seawolf-class submarine. Operating earnings decreased by 54 percent and 23 percent, respectively, for the three- and nine-month periods ended September 28, 2003, as compared with the same periods in 2002. The decline in operating earnings in both periods was due to performance issues on the group’s commercial shipbuilding programs. Through the first quarter of 2003, the company encountered various problems in the construction of two roll-on/roll-off cargo ships for Totem Ocean Trailer Express, Inc. (TOTE). The final ship under contract was delivered in the third quarter, and there has been no additional deterioration related to this contract since the first quarter of 2003.

          The company has also experienced problems on a contract for the construction of four double-hull commercial oil tankers. Based on concerns identified during construction of the first ship, which was approximately 75 percent complete at the end of the third quarter, and current program estimates, the company recorded a loss of $45 on the program in the third quarter of 2003. The Marine Systems management team continues to monitor the group’s performance against current estimates as the program progresses.

Aerospace

          Net sales for the third quarter of 2003 increased 9 percent over the same three-month period in 2002 as a result of slightly higher deliveries of new aircraft, an increase in aircraft services activity and the mix of pre-owned aircraft sales. Net sales for the first nine months of 2003 were down 11 percent from the same prior-year period due primarily to decreased volume of new aircraft deliveries. New aircraft deliveries were as follows:

	Three Months Ended		Nine Months Ended
	September 28	September 29	September 28	September 29
	2003	2002	2003	2002

Green	19	17	53	68
Completion	20	19	50	73

          Operating earnings decreased 50 percent and 66 percent, respectively, for the three- and nine-month periods ended September 28, 2003, versus the same periods in 2002. The decrease for the quarter was due to a shift in new aircraft deliveries to lower-margin mid-size aircraft and pricing pressure relative to the third quarter of 2002. The decline in earnings in the nine-month period resulted from the reduced sales volume, pricing pressure relative to 2002 and losses associated with pre-owned aircraft activity ($59 in the first nine months of 2003 versus $44 in the comparable period in 2002). In response to market pricing conditions, the group has taken significant steps to realign its production operations to reduce costs on an ongoing basis. Restructuring charges associated with these cost reduction initiatives further contributed to the decline in operating earnings in 2003. The company expects to realize annual expense savings as a result of these actions beginning in 2004. The company believes that the outlook for the Aerospace group is improving based on the quarter-over-quarter growth in sales and earnings in 2003; indications of price stabilization on new and pre-owned aircraft; reduced levels of both new and pre-owned inventory; and the anticipated impact of the cost reduction efforts. (See Notes G and L to the unaudited consolidated financial statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Resources

          Net sales and earnings decreased during the three- and nine-month periods ended September 28, 2003, due to lower volume at the company’s aggregates and coal businesses as well as reduced earnings in the company’s commercial pension plan. In addition, operating earnings in the third quarter of 2002 were favorably impacted by the reduction of certain contingency reserves related to the coal business.

Backlog

          The following table details the backlog and the total estimated contract value of each business group at September 28, 2003, and December 31, 2002:

	September 28, 2003

					Total
				IDIQ	Estimated
			Total	Contract	Contract
	Funded	Unfunded	Backlog	Value	Value

Information Systems and Technology	$5,931	$1,409	$7,340	$6,506	$13,846
Combat Systems	5,569	699	6,268	160	6,428
Marine Systems	8,810	9,774	18,584	—	18,584
Aerospace	3,831	2,431	6,262	—	6,262
Resources	180	64	244	—	244

Total	$24,321	$14,377	$38,698	$6,666	$45,364

	December 31, 2002

					Total
				IDIQ	Estimated
			Total	Contract	Contract
	Funded	Unfunded	Backlog	Value	Value

Information Systems and Technology	$5,105	$202	$5,307	$2,797	$8,104
Combat Systems	4,233	733	4,966	196	5,162
Marine Systems	7,262	4,351	11,613	10	11,623
Aerospace	4,498	2,283	6,781	—	6,781
Resources	240	64	304	—	304

Total	$21,338	$7,633	$28,971	$3,003	$31,974

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

          In addition to the contributions to the backlog from the acquisitions of Veridian, DSR and IMCO, the company received several notable contract awards during the third quarter of 2003, including the following:

          The U.S. Navy awarded the company’s Marine Systems group a block-buy contract for the construction of six Virginia-class submarines. The contract has a value of $8.7 billion and is the largest submarine order in U.S. history. The contract calls for construction of one ship per year from 2003 through 2006 and two ships in 2007. Based on recent Congressional actions, the company expects the five ships from 2004 through 2007 will be transitioned to a multiyear agreement that will result in an approximate $240 reduction to the award.

          The Navy exercised an option to build a fourth ship in the T-AKE program. This option, part of a potential 12-ship contract awarded in October 2001 to build a new class of combat logistics force ships, has a value of approximately $290 and brings the total value of the program to date to $1.3 billion.

          The lead systems integrator for the U.S. Army’s Future Combat Systems (FCS) selected the company to perform several aspects of the FCS program. FCS is a family of advanced, networked air- and ground-based systems for use by the Army’s Objective Force to enhance the Army’s effectiveness and maneuverability. The awards in the Information Systems and Technology group include the Integrated Computer System (ICS); sensor data management; planning and preparation services; and ground platform communications for FCS. The Combat Systems group was chosen to develop an autonomous navigation system for unmanned and manned ground vehicles for the FCS program.

          The Combat Systems group received an order worth approximately $100 for the production of Hydra-70 rockets, motors and warheads from the U.S. Army Joint Munitions Command. This order extends deliveries through March 2006 on a contract awarded to the company in 1999 and brings the total contract value to date to $834.

Aerospace

          The Aerospace funded backlog represents orders for which the company has entered into definitive purchase contracts and has received deposits from the customers. The Aerospace unfunded backlog includes options to purchase new aircraft and agreements to provide future aircraft maintenance and support services. The change in backlog during the third quarter of 2003 reflects customer order activity net of cancellations received.

          A significant portion of the Aerospace backlog consists of an agreement with an unaffiliated customer, NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of September 28, 2003, backlog with NetJets for all aircraft types represented 58 percent of the Aerospace funded backlog and 80 percent of the Aerospace unfunded backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

           The company continues to generate strong cash flow from operating activities, exceeding net earnings both in the third quarter and year-to-date in 2003. The company generated cash from operating activities of $826 in the nine-month period ended September 28, 2003, versus the prior year amount of $594. The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs.

           As discussed further in Note M to the unaudited consolidated financial statements, litigation on the A-12 program termination has been in progress since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and The Boeing Company could be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract plus interest, which was approximately $1.1 billion at September 28, 2003. In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, or $700 after-tax. The company believes it has sufficient resources under current borrowing arrangements to pay such an obligation if required.

Investing Activities

           Net cash used by investing activities was $3.1 billion for the first nine months of 2003, compared with $383 in 2002. The increase from the prior year was due to acquisition activity. On March 1, 2003, the company acquired GM Defense of London, Ontario, a business unit of General Motors Corporation, for $1.1 billion in cash. On March 31, 2003, the company acquired privately held Creative Technology Incorporated, of Herndon, Virginia, (CTI). In April 2003, the company acquired BBA Aviation’s aircraft service business at London Luton Airport in the United Kingdom. During the third quarter of 2003, the company completed three acquisitions. On August 11, 2003, the company acquired Veridian Corporation for $35.00 per outstanding share and assumed Veridian’s outstanding debt, bringing the total cost of the transaction to approximately $1.5 billion. In September 2003, the company acquired substantially all of the assets of Intercontinental Manufacturing Company of Garland, Texas, a division of Datron, Inc., and privately held Digital System Resources, Inc., of Fairfax, Virginia. The company issued commercial paper to finance these acquisitions.

           On June 14, 2002, the company acquired the outstanding stock of Advanced Technical Products, Inc. On September 29, 2002, the company acquired the assets of privately held Command System Incorporated (CSI). The company issued commercial paper to finance these acquisitions.

Financing Activities

           Financing activities provided cash of $2.6 billion in the nine-month period ended September 28, 2003, and used cash of $183 in the same nine-month period of 2002. On April 3, 2003, the company filed a Form S-3 Registration Statement (the Registration Statement) with the Securities and Exchange Commission to register under the Securities Act $3 billion of debt securities. On May 15, 2003, the company issued $2 billion of medium-term fixed-rate debt pursuant to the Registration Statement. On August 14, 2003, the company extended the debt registered under the Registration Statement to $3.1 billion and issued an additional $1.1 billion of medium-term fixed-rate debt pursuant to the Registration Statement. The proceeds were used to repay a substantial portion of the company’s outstanding commercial paper. This had the effect of fixing interest rates on debt that previously carried variable rates.

           On March 5, 2003, the company’s board of directors declared an increased regular quarterly dividend of $.32 per share. The company had previously increased the regular quarterly dividend to $.30 per share in March 2002.

           The company’s stock repurchases are also included in financing activities. On March 7, 2000, the company’s board of directors authorized management to repurchase in the open market up to 10 million shares of the company’s issued and outstanding common stock. During January of 2003, the company repurchased 3.2 million shares for approximately $210, which completely utilized the March 2000 authorization. On February 5, 2003, the company’s board of directors authorized management to repurchase up to six million additional shares. The company has since repurchased an additional 1.5 million shares for approximately $90. During the first nine months of 2002, the company repurchased approximately 1 million shares for $81.

Additional Financial Information

Provision for Income Taxes

           The company’s effective tax rate for the nine-month period ended September 28, 2003, was 28.0 percent versus 34.3 percent for same period in 2002. The 2003 rate was favorably impacted by the resolution of certain outstanding state tax disputes during the first quarter, resulting in a $15, or $.08 per share, non-cash benefit, and the settlement of the 1996 to 1998 audit cycle in the third quarter, which resulted in a $31, or $.16 per share, non-cash benefit. For further discussion of tax matters, as well as a discussion of the net deferred tax asset, see Note K to the unaudited consolidated financial statements.

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

Application of Critical Accounting Policies

           Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the third quarter of 2003.

New Accounting Standards

           The FASB issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” in January 2003. FIN 46 provides guidance on the consolidation of certain entities. The interpretation requires variable interest entities to be consolidated if the equity interest at risk is not sufficient to permit an entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. FIN 46 is effective immediately for variable interests created after January 31, 2003, and is effective in the fourth quarter of 2003 for variable interests acquired before February 1, 2003. The company currently is assessing the application of FIN 46 to determine its impact and does not expect the adoption of FIN 46 to have a material effect on its results of operations, financial condition or cash flows.

GENERAL DYNAMICS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

September 28, 2003

           There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

GENERAL DYNAMICS CORPORATION

ITEM 4. – CONTROLS AND PROCEDURES

           The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 28, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2003, the company’s disclosure controls and procedures were effective.

           There were no significant changes in the company’s internal controls over financial reporting that occurred during the quarter ended September 28, 2003, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

           During the first nine months of 2003, the company has completed business acquisitions with an aggregate value of approximately $3 billion. As part of the integration activities associated with these acquisitions, the company is in the process of incorporating these businesses into its controls and procedures.

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

September 28, 2003

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

On August 14, 2003, the company filed a Form 8-K under Item 5, Other Events, reporting that it consummated the sale of $700,000,000 aggregate principal amount of 4.500% notes due 2010 and $400,000,000 aggregate principal amount of 5.375% notes due 2015.

On August 11, 2003, the company filed a Form 8-K under Item 5, Other Events, announcing that it had completed its acquisition of Veridian Corporation.

On July 29, 2003, the company filed a Form 8-K under Item 5, Other Events, reporting that its planned acquisition of Veridian Corporation had cleared the mandatory waiting period required under the Hart-Scott-Rodino Antitrust Improvements of 1976.

On July 16, 2003, the company filed a Form 8-K under Item 5, Other Events, Item 9, Regulation FD Disclosure and Item 12, Results of Operations and Financial Condition, filing its press release announcing the company’s financial results for the quarter ended June 29, 2003.

SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

	by	/s/ John W. Schwartz

John W. Schwartz Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: November 5, 2003