Form 10-K
period 2003-12-31
GENERAL DYNAMICS CORP
filed 2004-03-05
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-3671

General Dynamics Corporation
(Exact name of registrant as specified in its charter)

Delaware	13-1673581

State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

3190 Fairview Park Drive Falls Church, Virginia Address of principal executive offices	22042-4523 Zip code

Registrant’s telephone number, including area code:

(703) 876-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $1.00 per share	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

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
     Yes ☑          No ☐

The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $13,094,497,759 as of June 29, 2003 (based on the closing price of the shares on the New York Stock Exchange).

198,200,263 shares of the registrant’s common stock were outstanding at January 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2004 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	General U.S. and international political and economic conditions;
•	Changing priorities in the U.S. government’s defense budget;
•	Termination of government contracts due to unilateral government action;
•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
•	Changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business–aircraft market;
•	Reliance on a large fleet customer for a significant portion of the firm aircraft contracts backlog and the majority of the options backlog; and
•	The status or outcome of legal and/or regulatory proceedings.

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

2	General Dynamics 2003 Annual Report

(Dollars in millions, unless otherwise noted)

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

General Dynamics is a market leader in mission-critical information systems and technologies; land and expeditionary combat vehicles, armaments and munitions; shipbuilding and marine systems; and business aviation. Incorporated in Delaware, the company employs approximately 67,600 people and has a presence worldwide.
     Formed in 1952 through the combination of Electric Boat Company, Consolidated Vultee and other entities, the company grew through internal development and acquisitions but was largely dismantled in the early 1990s through the sale of all of its divisions except Electric Boat and Land Systems. The company’s present composition is the result of a series of acquisitions begun in 1995. At that time, General Dynamics began an expansion of its two core defense businesses, broadening its product lines through the acquisition of other shipyards and combat vehicle-related entities. The company also added information technology products and services, particularly in the command-and-control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) area, and business-jet aircraft and aviation support services to its offerings. Since 1995, General Dynamics has acquired more than 30 businesses, including seven during 2003.
     General Dynamics’ management focus is creating shareholder value while providing the best products and services possible to its customers, both military and commercial. The company emphasizes excellence in program management through continuous operational improvements and ethical business practices. This culture is evident in how the company deals with shareholders, employees, customers, partners and communities.
     General Dynamics is organized into four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. These groups design, develop, manufacture and support leading-edge technology, products and services for use across the spectrum of military operations. From nuclear submarines to Stryker armored infantry carriers, ammunition to targeting systems, tactical Personal Digital Assistants to combat search-and-rescue radios, General Dynamics supports the combat warrior on land, at sea, in the air and on the network. The company’s Gulfstream business-jet aircraft serve business travelers around the world, as well as government customers as special mission platforms for intelligence, surveillance, reconnaissance and transport.
     In addition to the four principal business groups, a small Resources group provides construction aggregates and operates coal mines.
     Following is a description of the company’s products and services by business group, competition and other related information.

PRODUCTS AND SERVICES

INFORMATION SYSTEMS AND TECHNOLOGY
The Information Systems and Technology group is a leading integrator of secure communications systems and networks; command, control and intelligence systems; special purpose computing; and surveillance and reconnaissance systems for the U.S. military, the U.S. intelligence community and allied nations. The group supplies products, infrastructure and integration services that are used to gather, process and disseminate information rapidly and accurately. The group provides a full spectrum of information and communications technologies, including:

•	Ruggedized computing and communications systems to support battlefield command-and-control and information processing;
•	Specialized radio technologies that enable communication among strategic, theater and tactical assets;
•	A variety of intelligence, surveillance and reconnaissance (ISR) products, systems and support services for defense and intelligence agencies;
•	Networking capabilities;
•	Processors, communications devices and ground support for space operations; and
•	Highly skilled technical personnel who frequently are embedded in military and intelligence operations around the world to support sophisticated national security systems.

     The group is a key participant in transformational initiatives that use digital information technologies to provide defense assets with secure, on-demand access to mission-critical information, assisting warfighters to prevail on today’s battlefields as well as the battlefields of the future.
     The Information Systems and Technology group was created through acquisitions starting in 1997. It has grown to become the company’s largest segment, contributing 30 percent of the company’s revenues in 2003. This growth reflects the increasing importance of digital, network-centric C4ISR and information-sharing technologies in the defense and intelligence communities. As the armed services seek information superiority to improve the agility, responsiveness, lethality and survivability of their forces, there are significant opportunities for companies that can provide robust combat platforms integrated with mission-critical information systems.

General Dynamics 2003 Annual Report	3

     In 2003, three acquisitions expanded the group’s market offerings in intelligence-related information processing, technical support to national security organizations and sensor fusion for naval warfare:

•	In March, the company acquired Creative Technology Incorporated, whose employees support the intelligence community and the Department of Defense by delivering systems and network engineering, integration, software development, and operations and technical consulting.

•	In August, the company acquired Veridian Corporation, a provider of network security and enterprise protection; ISR systems development and integration; decision support; information systems development and integration; chemical, biological and nuclear detection capabilities; network and enterprise management services; and large-scale systems engineering to the Department of Defense, the Department of Homeland Security and the intelligence community.

•	In September, the company acquired Digital System Resources, Inc., a provider of surveillance and combat systems for submarines and surface ships.

     The group also combined two existing business units into a single C4 Systems organization to achieve the critical mass necessary to fully meet the growing demand for secure, mobile military communications systems, networks and products. The company’s command-and-control systems assist its customers in assessing the battlefield, planning missions, deploying people and equipment and communicating.
     Information Systems and Technology’s contract portfolio includes over 2,000 contracts. While no one of these individually has a significant impact on the group’s overall performance, some of its notable programs and offerings include the continued development and deployment of the Rescue 21 search-and-rescue and command-and-control communications system for the U.S. Coast Guard; additional fielding of the BOWMAN tactical communications system to the United Kingdom’s defense forces; upgrades to the Trident ballistic-missile fire-control system for Ohio-class submarines; and deliveries of additional high-speed, high-level encryption products to defense and national security customers.
     The future battlefield requires speed, accuracy, reliability and security of information transmitted to the warfighter and decision makers. The company believes that the Information Systems and Technology group is well positioned, with both the U.S. and allied militaries, to continue to expand its product and service offerings and its customer base.
     Net sales for the Information Systems and Technology group were 30 percent of the company’s consolidated net sales in 2003, 27 percent in 2002 and 22 percent in 2001. Net sales by major products and services were as follows:

Year Ended December 31	2003	2002	2001

Communications systems	$1,556	$1,201	$687
Command-and-control and intelligence systems	1,360	939	705
Special-purpose computing, surveillance and reconnaissance systems	1,059	821	727
Network infrastructure systems	1,003	720	572

	$4,978	$3,681	$2,691

COMBAT SYSTEMS
As a leading provider of tracked and wheeled armored combat vehicles, armament systems and ammunition in North America, Europe and the South Pacific, and the only producer of America’s main battle tanks, the Combat Systems group delivers key products and technologies to U.S. and allied military forces.
     The group is one of the preferred suppliers of land and expeditionary combat system development, production and support around the world. Combat Systems conceives, engineers, manufactures and supports product lines that include a full spectrum of armored vehicles, trucks and light wheeled vehicles, bridges, suspensions, engines, transmissions, guns and ammunition handling systems, turret and turret-drive systems, reactive armor, chemical and biohazard detection products, ammunition and ordnance, and composite manufacturing.
     During 2003, the Combat Systems group enhanced its product offerings and engineering and production capabilities through three acquisitions, expanding the group’s customer base and its relationships with existing customers:

•	In March, the company acquired General Motors Defense (GM Defense), a manufacturer of wheeled armored vehicles and turrets. Prior to the acquisition, General Dynamics and GM Defense were partners in a joint venture for the transformational Stryker family of wheeled combat vehicles for the U.S. Army. The unit also manufactures and supplies the Light Armored Vehicle (LAV) to Australia, Canada, New Zealand and Saudi Arabia. Its MOWAG subsidiary produces the Piranha combat vehicle for a number of international customers.

4	General Dynamics 2003 Annual Report

•	In September, the company acquired substantially all of the assets of Intercontinental Manufacturing Company (IMCO), a division of Datron, Inc., and an industry leader in the development and manufacture of aircraft bomb bodies for the U.S. armed services, including almost all current series of 500-, 1,000- and 2,000-pound bombs used by the U.S. Navy and U.S. Air Force.

•	In October, the company acquired Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG (Steyr), the developer of the Pandur family of wheeled combat vehicles and the Ulan tracked infantry fighting vehicle. The company already owned 25 percent of the common shares of Steyr as a result of an investment made in 1999.

     Upon completion of the Steyr acquisition, the group streamlined the reporting relationships of its European land combat companies — Santa Bárbara Sistemas, Steyr and MOWAG — into a single European Land Combat Systems unit, with a central office in Vienna, Austria.
     Combat Systems’ key programs include the continued manufacturing of Stryker vehicles for the Army, as well as development of Mobile Gun System and Nuclear, Biological and Chemical (NBC) Reconnaissance variants for the Stryker family of vehicles. Importantly, the first Army Stryker Brigade Combat Team achieved full operational readiness in 2003 and successfully deployed for action in Operation Iraqi Freedom. The group also upgrades M1 Abrams tanks to incorporate the latest technologies, and manufactures Pizarro Advanced Infantry Fighting Vehicles for the Spanish army.
     For the U.S. Marine Corps, Combat Systems is completing the development and testing of the new Expeditionary Fighting Vehicle (EFV), formerly the Advanced Amphibious Assault Vehicle. The EFV is designed to provide the Marines with an expeditionary vehicle that enables quick deployment from the sea to an inland objective with greater survivability and lethality. Initial production of over 1,000 vehicles is scheduled to begin in 2006 and continue to the end of the next decade.
     In addition, the Combat Systems group is a key participant in the development of manned ground vehicles and emerging robotic technologies for the Army’s Future Combat Systems (FCS) program. In 2003, it successfully demonstrated the initial capability of a new guided rocket for tactical aircraft applications, and it leads the development program for technology that will make the future land soldier more lethal and survivable.
     Each of these programs represents an important role for the Combat Systems group in the future armed forces of the United States and its allies. In many cases, the company is on the leading edge of the technology, engineering, manufacturing or production capabilities that meet those customers’ requirements.
     Net sales for the Combat Systems group were 25 percent of the company’s consolidated net sales in 2003, 21 percent in 2002 and 19 percent in 2001. Net sales by major products and services were as follows:

Year Ended December 31	2003	2002	2001

Medium armored vehicles and related products	$1,227	$413	$236
Main battle tanks and related products	858	802	619
Engineering and development	646	655	445
Munitions and propellant	462	382	295
Rockets and missile components	278	264	280
Armament systems	145	116	84
Aerospace components and other	550	291	251

	$4,166	$2,923	$2,210

MARINE SYSTEMS
The Marine Systems group has three shipyards with a long, proud history of providing the Navy with ships and submarines used to project the United States’ presence around the globe. Electric Boat manufactured the Navy’s first submarine more than 100 years ago. The company’s two other shipyards have demonstrated decades of innovation in developing destroyers and auxiliary ships for the Navy. Today, the group is on the cutting edge of shipbuilding as it participates in the design, development, manufacture and integration of the complex platforms that are central to Seapower 21, the Navy’s transformation vision.
     With its experience and expertise in the development of surface, sub-surface and support platforms, Marine Systems is a key partner with the Navy. Marine Systems is leading the development of the new Virginia-class submarines, for which it received the largest submarine order in U.S. history. Construction work on the Virginia-class submarine is shared equally with the company’s teaming partner. The Virginia Class will provide the Navy a key platform with stealth, firepower and endurance, networked for communication with strategic and surface forces, in its pursuit of undersea superiority. Complementing this platform will be the Trident SSGN submarines, which the group is developing through the conversion of four Trident ballistic-missile submarines. The Trident SSGNs will be multi-mission submarines optimized for tactical strike and special operations support, key capabilities for future engagements around the world.
     The group is the lead designer and producer of Arleigh Burke-class guided-missile destroyers, one of the most advanced surface combatants in the world. It is also one of three competitors developing preliminary designs for the Navy’s Littoral Combat Ship (LCS). The LCS platform is intended for defense against terrorist swarm boats, mines and submarine threats in coastal areas.

General Dynamics 2003 Annual Report	5

     Marine Systems also supports the far-reaching deployments of the Navy with its auxiliary and support ships, facilitating the efficient delivery of crucial supplies to U.S. forces around the world. It is leading the innovation of at-sea replenishment with the T-AKE program. T-AKE is the first new Navy combat logistics ship design in almost 20 years, using integrated electric-drive propulsion to deliver high performance and lower cost. The group also provides commercial ships, designing and manufacturing two roll-on/roll-off trailerships for cargo shipping and four double-hull oil tankers.
     In addition, the group provides ship repair and other services to the Navy and commercial customers.
     The shipbuilding industry is central to the Navy’s Seapower 21 efforts to transform into a more lethal, flexible, network-centric sea force of the future. The company believes Marine Systems’ leadership in the design, engineering, development and construction of naval platforms positions it for continued partnership with the Navy for years to come.
     Net sales for the Marine Systems group were 26 percent of the company’s consolidated net sales in 2003 and 2002, and 30 percent in 2001. Net sales by major products and services were as follows:

Year Ended December 31	2003	2002	2001

Nuclear submarines	$2,256	$2,030	$1,852
Surface combatants	973	852	935
Auxiliary and commercial ships	421	325	394
Repair and other services	621	443	431

	$4,271	$3,650	$3,612

AEROSPACE
The Aerospace group designs, develops, manufactures, markets and supports a fleet of world-renowned business-jet aircraft, and provides aviation services for business-jet aircraft. The group was created in 1999 when the company acquired Gulfstream Aerospace Corporation. In 2001, the group added mid-size aircraft to its product offerings with the acquisition of Galaxy Aerospace Company, and formed a separate aviation services unit. Gulfstream has produced more than 1,400 aircraft for customers around the world since 1958.
     In 2003, the group broadened its offering of business-jet aircraft by introducing a new aircraft and completing regulatory requirements for production of other airframes. In addition, the group expanded its aviation services operations to include the first Gulfstream-owned service center outside the United States through an acquisition at the London Luton Airport in the United Kingdom.
     The new large-cabin, long-range Gulfstream G450, introduced in 2003, is an entire aircraft upgrade of the best-selling business jet in its class — the Gulfstream GIV/GIV-SP/G400. The G450 incorporates the most advanced avionics, cockpit displays, aircraft systems, aerodynamic enhancements and flight safety features, and retains the aesthetic design and signature windows that set Gulfstream aircraft apart from competing models. The new G450, which is expected to receive certification later this year, was designed for safety, performance, reliability, and passenger comfort and productivity.
     The group received Federal Aviation Administration (FAA) type and production certification for the Gulfstream G550 model on August 14, 2003. The large-cabin, ultra-long-range G550 can fly as high as 51,000 feet and can travel at speeds up to Mach .885 and distances up to 6,750 nautical miles — the longest range available in a business jet. In February 2004, the National Aeronautic Association awarded its Collier Trophy to the G550, naming it “the greatest achievement in aeronautics in the United States with respect to improving performance, efficiency or safety of air or space vehicles” in 2003.
     The Aerospace group also received type certification for its state-of-the-art PlaneView® cockpit, as well as the first production certification for the Gulfstream Enhanced Vision System (EVS). The Gulfstream EVS significantly improves pilot situational awareness during conditions of reduced visibility, both in flight and on the ground.
     Additionally, in February 2004, the company further expanded its product line by introducing the Gulfstream G350 model. Very similar in design to the G450, the new aircraft delivers the same spacious cabin, advanced avionics and cockpit systems, exceptional performance and reliability, but with a slightly reduced range and a lower price.
     Looking beyond the commercial market, the group continued efforts to offer its aircraft as platforms for ISR and other special mission applications by U.S. and allied governments. It sold four G550 aircraft to the Israeli Ministry of Defense for use as Compact Airborne Early Warning (CAEW) platforms, which will take full advantage of the G550’s capabilities, endurance, reliability and low operating cost. Additionally, the G450 was designated the platform of choice by one of the two competitors in a pending U.S. military procurement for special mission ISR applications.
     The company formed General Dynamics Aviation Services in February 2001 to better meet the maintenance needs of a variety of the most popular business-jet aircraft available around the world. It serves a broad range of business-aircraft owners through maintenance centers in Minneapolis, Minnesota; Westfield, Massachusetts; West Palm Beach, Florida; Dallas, Texas; and Las Vegas, Nevada.
     With an expanded product line, the company believes the Aerospace group is well positioned to take advantage of an encouraging market.

6	General Dynamics 2003 Annual Report

     Net sales for the Aerospace group were 18 percent of the company’s consolidated net sales in 2003, 24 percent in 2002 and 27 percent in 2001. Net sales by major products and services were as follows:

Year Ended December 31	2003	2002	2001

New aircraft	$2,081	$2,470	$2,694
Aircraft services	408	384	394
Pre-owned aircraft	457	435	177

	$2,946	$3,289	$3,265

RESOURCES
The Resources group includes two businesses: a coal mining operation and an aggregates operation that mines sand, stone and gravel for use in highway and building construction. Net sales for these businesses represented approximately 1 percent of the company’s consolidated net sales in 2003 and 2 percent in 2002 and 2001. Net sales were $256 in 2003, $286 in 2002 and $276 in 2001.

     For additional discussion of the company’s business groups, including significant program wins in 2003, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Annual Report on Form 10-K. For information on the revenues, operating earnings and identifiable assets attributable to each of the company’s business groups, see Note R to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

COMPETITION

The company’s ability to compete successfully depends on the technical excellence and reliability of its products and services, its reputation for integrating complex systems, its leadership team’s successful management of the company’s businesses and customer relationships, and the cost competitiveness of its products and services. The company competes in two separate markets: defense and business-jet aircraft.

DEFENSE MARKET
The defense market is served by numerous domestic and foreign companies that offer a range of products and services and compete with the company for many of its contracts. On occasion, the company is involved in subcontracting relationships with some of these competitors. The key competitive factors in this market are technological innovation, low-cost production, performance and market knowledge.
     The Information Systems and Technology group competes with a broad range of entities, from large defense companies to smaller niche competitors with specialized technologies. The Combat Systems group competes in a market composed primarily of large domestic and foreign entities. The company partners with some of these entities from time to time, and currently is in a teaming arrangement with another U.S. defense contractor on the manned vehicle portion of the FCS program. The Marine Systems group operates in a market with only one other primary competitor, Northrop Grumman Corporation; the company is also teamed with that competitor on several programs, including the Virginia-class submarine construction contract. The Navy’s LCS program has increased competition to now include other large aerospace companies seeking opportunities as shipbuilding prime contractors.

BUSINESS-JET AIRCRAFT MARKET
Competition in the business-jet aircraft market generally is divided into segments based on the cabin size, range and price of the aircraft. Aerospace offers a total of nine products in the following market segments:

Model	Market Segment	Range (a)

G550	Large-cabin, Ultra-long-range	6,750
G500 (b)	Large-cabin, Ultra-long-range	5,800
G450 (c)	Large-cabin, Long-range	4,350
G400	Large-cabin, Long-range	4,100
G350 (c)	Large-cabin, Mid-range	3,800
G300	Large-cabin, Mid-range	3,600
G200	Large-cabin, Mid-range	3,400
G150 (d)	Wide-cabin, High-speed	2,700
G100	Mid-cabin, High-speed	2,700

(a) Nautical miles.
(b) Scheduled to enter service in 2004.
(c) Scheduled to enter service in 2005.
(d) Scheduled to enter service in 2006.

     The company has at least one competitor in each market segment in which it competes. The number of competitors increases in the segments that offer shorter ranges. The key competitive factors in the business-jet market are the performance characteristics of the aircraft, the quality and timeliness of the service provided, the advances in technology offered, and innovative marketing programs, including price. The company believes it competes favorably on these criteria.

CUSTOMERS

The company’s primary customer is the U.S. government, particularly the Department of Defense. In 2003, 66 percent of the company’s net sales were to the U.S. government; 18 percent were to U.S. commercial customers; 11 percent were directly to international defense customers; and the remaining 5 percent were to international commercial customers.

General Dynamics 2003 Annual Report	7

U.S. GOVERNMENT
The company’s net sales to the U.S. government were as follows:

Year Ended December 31	2003	2002	2001

Direct	$10,525	$8,385	$7,138
Foreign Military Sales (a)	502	421	181

Total U.S. government	$11,027	$8,806	$7,319
Percent of total net sales	66%	64%	61%

(a)	In addition to its international sales, the company sells to foreign governments through the Foreign Military Sales (FMS) program. Under the FMS program, the company contracts with and is paid by the U.S. government, and the U.S. government assumes the risk of collection from the foreign government customer.

     The company’s U.S. government sales are funded by customer budgets, which operate on an October to September fiscal year. In February of each year, the president presents the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive Branch. From February through September of each year, the appropriations and authorization committees of Congress review the president’s budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.
     There are two primary risks associated with this process. First, the process may be delayed or disrupted as a result of congressional schedules, negotiations over funding levels among government programs or unforeseen world events, potentially interrupting the funding for a contract. Second, some contracts that span several years are funded annually, subjecting them to potential schedule and content changes year to year and increasing the challenges faced by program managers.
     The company’s U.S. government business is performed under both cost-reimbursement and fixed-price contracts. The company’s contracts for research, engineering, prototypes, repair and maintenance are often cost-reimbursement arrangements, under which the customer reimburses the company for allowable costs and pays a predetermined fee. The company’s production contracts are largely fixed-price, in which the company agrees to perform a specific scope of work for a fixed amount. In 2003, cost-reimbursement and fixed-price contracts accounted for approximately 47 percent and 53 percent, respectively, of the company’s government business.
     Cost-reimbursement and fixed-price contracts each present advantages and disadvantages for the company. Cost-reimbursement contracts generally involve lower risk for the company and sometimes involve fee schedules that award the company increased payments for satisfying certain performance criteria. However, not all of the company’s costs are recoverable under these types of contracts, and the government has the right to object to the company’s costs, which can increase the company’s risk. Fixed-price contracts generally offer greater profit potential if the company can complete the work for less than the contract amount. However, fixed-price contracts put the company at risk for absorbing any cost overruns.

U.S. COMMERCIAL
The company’s commercial sales were $3,009 in 2003, $3,235 in 2002 and $3,555 in 2001. These sales represented approximately 18 percent of the company’s consolidated net sales in 2003, 23 percent in 2002 and 29 percent in 2001. The majority of these sales were for Gulfstream aircraft, primarily to Fortune 500® companies and large, privately held companies. The aircraft are operated by customers in a wide range of industries.

INTERNATIONAL
The company’s direct (non-Foreign Military Sales) sales to defense and commercial customers outside the United States were $2,581 in 2003, $1,788 in 2002 and $1,180 in 2001. These sales represented approximately 16 percent of the company’s consolidated net sales in 2003, 13 percent in 2002 and 10 percent in 2001. International defense sales were primarily from the company’s subsidiaries located abroad; international commercial sales were primarily exports of business-jet aircraft.
     The company has operations in Australia, Austria, Canada, Germany, Spain, Switzerland and the United Kingdom. Sales from these international operations were $2,175 in 2003, $970 in 2002 and $421 in 2001. The long-lived assets of operations located outside the United States were 16 percent of the company’s total as of December 31, 2003, 6 percent as of December 31, 2002, and 5 percent as of December 31, 2001.
     For information regarding sales by geographic region, see Note R to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

SUPPLIERS

In some cases, the company is dependent upon suppliers and subcontractors for raw materials and components used in the production of its products. In some instances, the company relies on only one or two

8	General Dynamics 2003 Annual Report

sources of supply. A disruption in deliveries from its suppliers, therefore, could have an adverse effect on the company’s ability to meet its commitments to customers. However, the company has not experienced, and does not foresee, any difficulty in obtaining the materials, components or supplies necessary for its business operations.

RESEARCH AND DEVELOPMENT

The company conducts independent research and development (R&D) activities. The company also conducts R&D activities under U.S. government contracts to develop products for large systems-development and technology programs.
     The majority of company-sponsored R&D expenditures in each of the past three years was in the company’s defense business. The company recovers a significant portion of these expenditures through overhead charges pursuant to U.S. government contracts. The R&D activities of the Aerospace group consist primarily of internally funded product enhancement and development programs for Gulfstream aircraft.
     Research and development expenditures were as follows:

Year Ended December 31	2003	2002	2001

Company-sponsored	$282	$253	$203
Customer-sponsored	229	134	83

	$511	$387	$286

BACKLOG

The company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts and includes funded and unfunded portions. For further discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of this Annual Report on Form 10-K.
     Summary backlog information for each business group follows:

							2003 Total
							Backlog Not
							Expected to be
							Completed
December 31	2003			2002			in 2004

	Funded	Unfunded	Total	Funded	Unfunded	Total

Information Systems and Technology	$6,164	$1,529	$7,693	$5,105	$202	$5,307	$2,832
Combat Systems	6,029	2,447	8,476	4,233	733	4,966	4,900
Marine Systems	8,775	9,388	18,163	7,262	4,351	11,613	14,452
Aerospace	4,127	2,397	6,524	4,498	2,283	6,781	4,486
Resources	163	57	220	240	64	304	95

	$25,258	$15,818	$41,076	$21,338	$7,633	$28,971	$26,765

DEFENSE BUSINESS
For defense programs, the funded backlog represents those items that have been authorized and appropriated by Congress and funded by the customer. The unfunded backlog represents orders for which funding has not been appropriated. To the extent the backlog has not been funded, there is no assurance that funding will be forthcoming; however, management believes it is highly likely.

AEROSPACE
The Aerospace funded backlog represents orders for which the company has definitive purchase contracts and deposits from a customer. The unfunded Aerospace backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

REGULATORY MATTERS

U.S. GOVERNMENT DEFENSE CONTRACTS
Generally, U.S. government contracts are subject to several procurement laws and regulations. In particular, contracts are governed by the Federal Acquisition Regulation (FAR), which lays out uniform policies and procedures for the acquisition of goods and services by the U.S. government, and agency-specific acquisition regulations that implement or supplement the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation (DFAR). The FAR regulates all phases of the acquisition of products and services, including:

•	Acquisition planning;
•	Competition requirements;
•	Contractor qualifications;
•	Protection of source selection and vendor information; and
•	Acquisition procedures.

     The FAR also addresses guidelines and regulations for managing a contract after award, including conditions under which contracts may be

General Dynamics 2003 Annual Report	9

terminated, in whole or in part, at the government’s convenience or for default. If a contract is terminated for convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally pays for only the work it has accepted. These regulations also subject the company to financial audits and other reviews by the government of its costs, performance, accounting and general business practices relating to its contracts, which may result in adjustment of the company’s contract-related costs and fees.
     In addition, failure by the company to comply with procurement laws or regulations can result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments or suspension or disbarment from government contracting or subcontracting for a period of time.

INTERNATIONAL
The company’s international sales are subject to U.S. and foreign government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings. International sales are also subject to varying currency, political and economic risks.

BUSINESS-JET AIRCRAFT
The Aerospace group is subject to FAA regulation in the United States and other similar aviation regulatory authorities throughout the world. For an aircraft to be manufactured and sold, the model must have received a type certificate from the appropriate aviation authority, and each individual aircraft must have received a certificate of airworthiness. Aviation authorities have the power to require changes to aircraft if deemed necessary for safety purposes. Maintenance facilities are also required to be licensed by aviation authorities.

ENVIRONMENTAL
The company’s operations are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations relating to the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. The company continually assesses its compliance status and management of environmental matters and believes that its operations are in substantial compliance with all applicable environmental laws and regulations.
     Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of the company’s operations. These costs are not significant relative to total operating costs or cash flows, and often are allowable costs under the company’s contracts with the U.S. government. These costs have not been material in the past. Based on information currently available to the company and current U.S. government policies relating to allowable costs, the company does not expect continued compliance to have a material impact on its results of operations, financial condition or cash flows.
     A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where the company has been designated a PRP by the Environmental Protection Agency or a state environmental agency, it is potentially liable to the government or third parties for the full cost of remediating contamination at the company’s facilities or former facilities or at third-party sites. In the unlikely event that the company is required to fully fund the remediation of a site, the statutory framework would allow the company to pursue rights to contribution from other PRPs. For additional information relating to the impact of environmental controls, see Note O to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY

The company is a leader in the development of innovative products, manufacturing technologies and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, the company licenses certain intellectual property rights of third parties, including the U.S. government. Additionally, the U.S. government licenses many of the company’s patents, pursuant to which the government may use or authorize others to use the inventions covered by the patents. Although these intellectual property rights are important to the operation of the company’s business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would, in the opinion of management, have a material impact on the company’s business.

AVAILABLE INFORMATION

The company files with the Securities and Exchange Commission (SEC) and makes available several types of reports pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports include an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Free copies of these reports are made available as soon as practicable on the company’s website (http://www.generaldynamics.com) or by calling investor relations at (703) 876-3000.
     These reports may also be obtained at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

10	General Dynamics 2003 Annual Report

ITEM 2. PROPERTIES

The company believes its main facilities are adequate for its present needs and, as supplemented by planned improvements and construction, expects them to remain adequate for the foreseeable future. A summary of floor space (square feet in millions) at the main facilities of the Information Systems and Technology, Combat Systems, Marine Systems and Aerospace business groups as of December 31, 2003, follows (a):

	Company-		Government-
	owned	Leased	owned
	Facilities	Facilities	Facilities	Total

Information Systems and Technology:
Scottsdale, AZ (Office/Lab/Factory/Warehouse)	1.5	—	—	1.5
Pittsfield, MA (Lab)	—	—	0.9	0.9
Bloomington, MN (Office)	—	0.5	—	0.5
Needham, MA (Office/Lab)	0.5	—	—	0.5
Northern VA (Office/Lab)	—	0.5	—	0.5
Taunton, MA (Office/Factory)	0.1	0.4	—	0.5
Ann Arbor, MI (Office)	—	0.4	—	0.4
Buffalo, NY (Office)	—	0.4	—	0.4
Mountain View, CA (Office/Factory)	0.2	0.1	—	0.3
Ontario, Canada (Office/Plant)	0.2	0.1	—	0.3
Alberta, Canada (Office)	—	0.2	—	0.2
East Sussex, U.K. (Office)	0.1	0.1	—	0.2
Greensboro, NC (Office/Factory)	—	0.2	—	0.2
South Wales, U.K. (Office)	—	0.1	—	0.1

Combat Systems:
Vienna, Austria (Office/Plant)	0.3	1.4	1.6	3.3
Lima, OH (Plant)	—	—	1.6	1.6
Burglen, Switzerland (Office/Plant)	1.1	—	—	1.1
Muskegon, MI (Plant)	1.0	0.1	—	1.1
Murcia, Spain (Plant)	—	—	1.0	1.0
Trubia, Spain (Plant)	—	—	1.0	1.0
Kreuzlingen, Switzerland (Office/Plant)	0.9	—	—	0.9
Marion, VA (Office/Plant)	0.9	—	—	0.9
Palencia, Spain (Plant)	—	—	0.9	0.9
Marion, IL (Office/Plant)	—	0.8	—	0.8
Ontario, Canada (Office/Plant)	—	0.8	—	0.8
Granada, Spain (Plant)	—	—	0.7	0.7
Kaiserslautern, Germany (Office/Plant)	—	—	0.6	0.6
Sterling Heights, MI (Office/Warehouse)	0.6	—	—	0.6
Garland, TX (Office/Plant)	0.5	—	—	0.5
Oviedo, Spain (Plant)	—	—	0.5	0.5
Saco, ME (Office/Plant)	0.5	—	—	0.5
Camden, AR (Office/Plant)	0.1	0.3	—	0.4
DeLand, FL (Office/Plant)	0.4	—	—	0.4
Sevilla, Spain (Office/Plant)	—	—	0.4	0.4

(a)	The Resources group operates two underground coal mines and one surface coal mine in Illinois and several stone quarries, as well as sand and gravel pits and yards for its aggregates business in Chicago, Illinois, and Indiana. Coal preparation facilities and rail loading facilities are located at each mine sufficient for its output. The company owns approximately 170 acres of property in Rancho Cucamonga, California, of which approximately five acres are undeveloped.

General Dynamics 2003 Annual Report	11

	Company-		Government-
	owned	Leased	owned
	Facilities	Facilities	Facilities	Total

Combat Systems (continued):
Lincoln, NE (Office/Plant)	0.2	0.1	—	0.3
Red Lion, PA (Office/Plant)	0.3	—	—	0.3
Scranton, PA (Plant)	—	0.3	—	0.3
St. Marks, FL (Office/Plant)	0.3	—	—	0.3
Woodbridge, VA (Office)	0.1	0.2	—	0.3
Anniston, AL (Plant/Warehouse)	—	—	0.2	0.2
Burlington, VT (Office/Plant)	—	0.2	—	0.2
Charlotte, NC (Office/Plant)	—	0.2	—	0.2
La Coruna, Spain (Plant)	—	—	0.2	0.2
Pooraka, Australia (Office/Plant)	—	0.1	—	0.1
St. Petersburg, FL (Office)	—	0.1	—	0.1
Westminster, MD (Office/Plant)	—	0.1	—	0.1

Marine Systems:
Groton, CT (Shipyard)	2.8	0.2	—	3.0
Quonset Point, RI (Plant/Warehouse)	0.4	1.1	—	1.5
Brunswick, ME (Office/Plant/Warehouse)	1.1	0.2	—	1.3
Bath, ME (Shipyard)	1.1	—	—	1.1
San Diego, CA (Shipyard)	0.8	0.3	—	1.1

Aerospace:
Savannah, GA (Office/Factory)	1.4	0.1	—	1.5
Long Beach, CA (Service/Completion Center)	0.3	0.1	—	0.4
Dallas, TX (Service/Completion Center)	0.2	0.1	—	0.3
Appleton, WI (Service/Completion Center)	0.1	0.1	—	0.2
Mexicali, Mexico (Factory)	—	0.2	—	0.2
Brunswick, GA (Service/Completion Center)	—	0.1	—	0.1
London, England (Service Center)	—	0.1	—	0.1
Las Vegas, NV (Service Center)	—	0.1	—	0.1
Minneapolis, MN (Service Center)	—	0.1	—	0.1
West Palm Beach, FL (Service Center)	—	0.1	—	0.1
Westfield, MA (Service Center)	0.1	—	—	0.1

12	General Dynamics 2003 Annual Report

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note O to the Consolidated Financial Statements contained in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company’s security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.
     The high and low sales prices of the company’s common stock and the cash dividends declared with respect to the company’s common stock for each quarterly period during the two most recent fiscal years are included in the Supplementary Data contained in Part II, Item 8 of this Annual Report on Form 10-K.
     The number of holders of the company’s common stock as of January 31, 2004, was approximately 117,800.
     The company made no repurchases of its common stock during the quarter ended December 31, 2003.

General Dynamics 2003 Annual Report	13

ITEM 6. SELECTED FINANCIAL DATA (UNAUDITED)

The following table presents summary selected historical financial data derived from the audited Consolidated Financial Statements and other company information for each of the five years presented. The following information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto.

(Dollars and shares in millions, except per share and employee amounts)	2003	2002	2001	2000	1999

Summary of Operations
Net sales	$16,617	$13,829	$12,054	$10,305	$8,948
Operating earnings	1,467	1,582	1,486	1,325	1,203
Interest expense, net	(98)	(45)	(56)	(60)	(34)
Provision for income taxes, net	375	533	482	359	246
Earnings from continuing operations	997	1,051	943	899	880
Discontinued operations, net of tax	7	(134)	—	2	—
Net earnings	1,004	917	943	901	880
Earnings per share:
Basic:
Continuing operations	5.04	5.22	4.69	4.50	4.40
Discontinued operations	0.04	(0.67)	—	0.01	—

Net earnings	5.08	4.55	4.69	4.51	4.40
Diluted:
Continuing operations	5.00	5.18	4.65	4.47	4.36
Discontinued operations	0.04	(0.66)	—	0.01	—

Net earnings	5.04	4.52	4.65	4.48	4.36
Cash dividends per common share	1.28	1.20	1.12	1.04	0.96
Sales per employee	274,900	261,400	249,800	236,200	221,700

Financial Position
Cash and equivalents	$860	$328	$439	$175	$270
Total assets	16,183	11,731	11,069	7,987	7,744
Short- and long-term debt	4,043	1,471	1,978	575	1,103
Shareholders’ equity	5,921	5,199	4,528	3,820	3,170
Book value per share	29.91	25.87	22.56	19.05	15.77

Other Information
Funded backlog	$25,258	$21,338	$19,368	$14,366	$11,949
Total backlog	41,076	28,971	26,816	19,666	19,914
Shares outstanding	198.0	201.0	200.7	200.5	201.0
Weighted average shares outstanding:
Basic	197.8	201.4	201.1	199.8	200.0
Diluted	199.2	202.9	202.9	201.3	202.1
Active employees	67,600	53,900	51,500	43,300	43,400

14	General Dynamics 2003 Annual Report

(Dollars in millions, except per share amounts or unless otherwise noted)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(For an overview of the company’s business groups, including a discussion of products and services provided, see the Business discussion contained in Part I, Item 1 of this Annual Report on Form 10-K.)

MANAGEMENT OVERVIEW

General Dynamics designs, develops, manufactures and supports leading-edge technology products and services for mission-critical information systems and technologies; land and expeditionary combat vehicles, armaments and munitions; shipbuilding and marine systems; and business aviation. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations and a diverse base of corporate and industrial buyers. It operates through four primary business groups — Information Systems and Technology, Combat Systems, Marine Systems and Aerospace — and a smaller Resources group.
     The company has two primary business markets — defense and business aviation. The majority of the company’s revenues derive from contracts with the U.S. military. The Global War on Terrorism, Operation Iraqi Freedom and homeland defense concerns have focused the U.S. government’s efforts on ensuring that U.S. armed forces are equipped and trained to prevail in small- and large-scale conflicts around the world. At the same time, the president and the Department of Defense have indicated that they are committed to transforming the military into a more agile, responsive, lethal and survivable force for future engagements. These endeavors have driven steady funding increases for the Department of Defense since 2001.
     For fiscal year 2004, Congress appropriated $375 billion for the Department of Defense, a 21 percent increase in funding since 2001. This amount includes $140 billion for weapons and equipment procurement and research and development activities, an increase of 36 percent since 2001. These two funding areas deliver the majority of the company’s revenues, and their sustained increases demonstrate solid administration and congressional support for the U.S. military. Congress provided additional funding for Operation Iraqi Freedom, bringing the Department of Defense’s total funding to over $440 billion for fiscal year 2004. For fiscal year 2005, the president has requested that Congress appropriate $402 billion for the Department of Defense, a 7 percent increase over 2004, including $144 billion for procurement and research and development. While Department of Defense funding levels may change over time, levels of funding available for the company’s programs are expected to remain consistent for 2004 and 2005.

     The global defense market is shaped largely by the demands of the U.S. military. Many foreign governments remain committed to funding weapons and equipment modernization in the pursuit of interoperability with U.S. and allied forces and flexible capabilities for peacekeeping and regional operations. The company continues to focus on the needs of these customers and expects growing international sales as it expands its market presence in Europe.

General Dynamics 2003 Annual Report	15

     The Aerospace group is one of the world’s leading designers and manufacturers of business-jet aircraft and is a leader in the long-range and ultra-long-range, large-cabin business-jet market. The company’s market is influenced in part by the capital goods sector and the demand for business-aviation products by U.S. and foreign businesses, the U.S. and other governments and high-net-worth individuals.
     Business aviation was affected by the global economic slowdown in recent years. During that time, the company pursued aggressive management initiatives to improve efficiency and introduced new products that expanded the markets served by its aircraft. The company anticipates an improved environment as the global economy shows signs of recovery and the business-jet aircraft market stabilizes. The company will continue to implement improved business processes to take full advantage of these conditions.
     The company’s management is committed to creating shareholder value through ethical business practices, disciplined program management and continuous operational improvements. The company has proven itself as an industry leader in generating strong cash flows, which have enabled it to enhance returns through strategic and tactical acquisitions and share repurchases.

CONSOLIDATED OVERVIEW

Results of Operations
The company’s net sales were $16.6 billion in 2003, up 20 percent over 2002. Acquisitions in Information Systems and Technology and Combat Systems and strong organic growth in the company’s defense businesses contributed to the sales growth, offset in part by reduced sales of new aircraft in Aerospace. The overall organic growth in 2003 was 8 percent, led by 20 percent organic growth in Information Systems and Technology. Growth from acquisitions in 2003 was 12 percent. In 2002, net sales increased by 15 percent over 2001 on strong volume in Information Systems and Technology and Combat Systems, as well as contributions from acquired businesses. About half of the sales growth in 2002 was organic.
     Net earnings grew more than 9 percent from 2002, to just over $1 billion in 2003. This increase resulted from both organic growth and acquisitions in Information Systems and Technology and Combat Systems, but was offset partially by decreased earnings in Marine Systems and Aerospace. The downward pressure on 2003 earnings from Marine Systems was driven by performance problems on commercial shipbuilding contracts. Aerospace 2003 earnings were lower because of reduced sales of new aircraft and market pricing pressures, particularly in the first half of the year; however, management is cautiously optimistic that the business-aviation market has stabilized. For 2002, the company’s net earnings were essentially flat compared with 2001 because of an after-tax charge of $134, reported as discontinued operations, that was associated with the company’s exit from its undersea fiber-optic cable-laying business.
     The company generated significant cash flow from operating activities in 2003 through strong operating results and diligent management of working capital, including sharply reduced levels of pre-owned aircraft inventory. Net cash provided by operating activities was $1.7 billion in 2003 compared with $1.1 billion in 2002 and 2001. The company used its cash to pay down debt, as reflected in an increase in net debt of only $2.1 billion during the year, despite making acquisitions in excess of $3 billion. The company also used the funds to repurchase its common shares, pay dividends and fund capital expenditures. In 2002 and 2001, cash from operating activities approximated net income.
     General and administrative (G&A) expenses as a percentage of sales have remained consistent year over year at around 6.5 percent. G&A was $1.1 billion in 2003, $903 in 2002 and $808 in 2001.
     Income from non-operating items was $3 in 2003 compared with $47 in 2002, which included a $36 gain from the sale of some assets of the Space Propulsion operation within Combat Systems. In 2001, expense

16	General Dynamics 2003 Annual Report

from non-operating items was $5. Net interest expense increased to $98 in 2003 from $45 in 2002, the result of a higher average borrowing balance from the company’s issuance of additional debt to fund acquisitions. Net interest expense was $56 in 2001.
     The company’s effective tax rate was 27.3 percent in 2003, 33.6 percent in 2002 and 33.8 percent in 2001. The 2003 tax rate was lower than in previous years because of a settlement of the 1996 to 1998 audit cycle with the Internal Revenue Service and the resolution of some outstanding state tax disputes. These events resulted in non-cash benefits totaling $68, favorably impacting the company’s tax rate by 5 percent.
     As noted above, the company exited its undersea fiber-optic cable-laying business in the fourth quarter of 2002 because of substantial overcapacity in the market and a lack of contract backlog. The results of this business’ operations are included as discontinued operations, net of income taxes, for all periods presented. The company recognized an after-tax gain of $7 in 2003 upon the favorable resolution of certain liabilities related to this business. In 2002, the company recognized an after-tax loss of $134, including an after-tax charge of $109 for ship lease obligations and the write-down of assets to net realizable value. In 2001, the cable-laying business operated at a break-even level. Operating results from this business had been included in the Information Systems and Technology group since 1998.

Backlog

The company’s total backlog increased 42 percent over 2002 to $41.1 billion at year-end 2003. This growth resulted from substantial new order activity in all business groups and acquisitions in Information Systems and Technology and Combat Systems. New orders received during 2003 totaled $25 billion, including an $8.4 billion submarine order in the Marine Systems group. The company’s funded backlog grew 18 percent over 2002 to $25.3 billion at the end of 2003.
     The company’s defense businesses contributed $34.3 billion to the 2003 year-end total backlog, an increase of 57 percent over 2002. This portion of the total backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog increased to $21 billion in 2003 and includes items that have been authorized and appropriated by Congress and funded by the customer. The unfunded backlog represents firm orders for which funding has not been appropriated. The backlog does not include work awarded under indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts was approximately $6.7 billion as of December 31, 2003, up from $3 billion at the end of 2002, and may be realized over the next 10 years.
     The Aerospace group’s total backlog of $6.5 billion remained steady in 2003 despite adverse economic conditions in the business-jet market in late 2002 and the first half of 2003. The Aerospace funded backlog was $4.1 billion at the end of 2003 and includes orders for which the company has definitive purchase contracts and deposits from the customer. The unfunded backlog, which consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services, was $2.4 billion at year-end 2003, up slightly from 2002.
     The Resources group’s backlog was $220 as of year-end 2003, of which $163 was funded.

REVIEW OF OPERATING SEGMENTS

INFORMATION SYSTEMS AND TECHNOLOGY

Results of Operations and Outlook

Year Ended December 31	2003	2002	Variance

Net sales	$4,978	$3,681	$1,297	35%
Operating earnings	538	436	102	23%
Operating margin	10.8%	11.8%

The Information Systems and Technology group experienced strong net sales and operating earnings growth in 2003 from substantial organic growth and the addition of several new businesses. Volume increased in 2003 across all of the group’s operations, reflecting the growing importance of digital, network-centric C4ISR and information-sharing technologies in the defense and intelligence communities. This growth included increases in:

•	Sales activity in infrastructure and information technology support services;
•	Deliveries of ruggedized computing equipment and high-speed encryption products;
•	Sales to intelligence agencies; and
•	Volume on communications systems such as the BOWMAN program, a secure digital voice and data communications system for the United Kingdom’s armed forces.

General Dynamics 2003 Annual Report	17

     The group’s overall operating margin decreased slightly in 2003 as a result of lower margins in the businesses acquired during the year, and because earnings in 2002 included the favorable resolution of some commercial program exposures.
     During 2003, the company completed three acquisitions in the group — Creative Technology Incorporated in March, Veridian Corporation in August and Digital System Resources, Inc., in September. The company believes these acquisitions strengthen its product mix and service offerings and expand its customer base within the intelligence and defense agencies of the U.S. government.
     Also during 2003, the company combined two business units into a new business unit, General Dynamics C4 Systems. The company believes the combination of these two operations will enhance its competitive position and enable it to more efficiently serve its customers. The combined business unit provides systems-integration capabilities in the areas of tactical networks, information assurance, command and control, space products and systems, and military radios.
     For 2004, the company expects continued strong revenue and earnings growth in the Information Systems and Technology group, driven by the 2003 acquisitions, the group’s expanding customer base and the continued fielding of growing programs, such as BOWMAN and the Coast Guard’s Rescue 21 search-and-rescue system. The company anticipates a modest decrease in operating margins as it continues to integrate the newly acquired businesses and as new awards change the group’s contract mix.

Year Ended December 31	2002	2001	Variance

Net sales	$3,681	$2,691	$990	37%
Operating earnings	436	261	175	67%
Operating margin	11.8%	9.7%

     In 2002, net sales and operating earnings were up considerably over 2001. The increases resulted from organic growth in core government programs, such as the BOWMAN program, and the acquisition of Integrated Information Systems Group (IISG) from Motorola, Inc., in September 2001. Operating margins in 2002 were significantly higher than historical averages due to a shift in the group’s product mix, including accelerated deliveries of encryption products, the acquisition of Decision Systems, the reduction of commercial program exposures discussed above, and the elimination of goodwill amortization upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Backlog

The Information Systems and Technology group’s backlog increased $2.4 billion in 2003 to $7.7 billion at year end, from both acquisitions and new order activity. Over 80 percent of the group’s backlog at year end was funded. In contrast with the company’s other defense businesses, Information Systems and Technology’s backlog consists of a large number of relatively small dollar-value contracts and programs. These include programs that support the U.S. government’s military transformation, homeland security initiatives and overseas programs that underscore the growing international market for the company’s products and services.
     The group’s backlog does not include approximately $6.5 billion of potential contract value awarded under IDIQ contracts. A significant portion of this IDIQ value represents contracts for which the company has been designated as the sole-source supplier over several years to design, develop, produce and integrate complex products and systems for the military or other government agencies. Management believes that the customers intend to fully implement these systems. However, because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, the company recognizes these contracts in backlog only when they are funded.
     In 2003, the company received two significant awards that extend two of the group’s longest-running programs. The Army awarded the company the Common Hardware/Software III (CHS-3) contract to provide continually updated commercial and ruggedized computers, network hardware equipment, power subsystems, peripheral devices and commercial software to the Army, Marine Corps, Air Force and other federal agencies worldwide. This IDIQ contract, which has a potential value of $2 billion over its 10-year life, is a follow-on to the company’s CHS-2 contract, now entering its tenth year. In addition, the Air Force selected the company for an IDIQ contract, called Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2), to support and maintain critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide. The contract, which extends a program that

18	General Dynamics 2003 Annual Report

the company has been operating for over 25 years, has a four-year base term with two three-year options and a total potential value of $2 billion.
     The company won several other notable awards during the year, including contracts to develop and demonstrate several aspects of the Army’s Future Combat Systems (FCS) program. The FCS program, which is central to the Army’s transformation initiative, is a family of advanced, networked air- and ground-based systems. The Information Systems and Technology group was selected to provide the integrated computer system, sensor data management and mission planning and preparation services for FCS. The combined value of these Information Systems and Technology awards is in excess of $350 over the next five years, with potential for follow-on production activity. Combat Systems is performing additional work on the FCS program.
     The Army also selected the company to develop, produce and integrate the Land Warrior soldier system. This program provides the individual soldier with personal electronics, communications, global navigation and other integrated equipment designed to increase awareness, lethality and survivability. The Army plans to fully integrate this system with the Stryker Brigade Combat Teams and the FCS program. Including options, the Land Warrior program has a potential value of approximately $790 over the next seven years.
     The Army awarded the company a contract with a potential value of approximately $300 over 10 years to integrate a voice and data communications system, called the Secure Enroute Communications Package — Improved (SECOMP-I). This system is designed to enable joint tactical forces to arrive at their deployment destinations fully briefed on the most current intelligence reports and plan updates available.

COMBAT SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2003	2002	Variance

Net sales	$4,166	$2,923	$1,243	43%
Operating earnings	463	323	140	43%
Operating margin	11.1%	11.1%

The Combat Systems group’s net sales and operating earnings increased significantly in 2003 primarily due to a series of acquisitions during the year that broadened the company’s product base, opened new markets and further aligned the company with Department of Defense transformational initiatives. The growth from acquisitions was augmented by steady organic growth in sales and operating earnings, including increased volume in the Leopard tank production program in Spain, growing contributions to the Army’s FCS program and strong performance in the company’s munitions and armaments operations. This growth was offset slightly by fewer Abrams main battle tank upgrades, reduced deliveries of the Pizarro Advanced Infantry Fighting Vehicle in Spain and the 2002 termination of the Crusader program.
     During 2003, the company completed three acquisitions in the group — General Motors Defense (GM Defense) in March, Intercontinental Manufacturing Company in September and Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG (Steyr) in October. The acquisition of GM Defense included MOWAG, a combat vehicle operation based in Switzerland. With the addition of MOWAG and Steyr to the company’s existing combat vehicle presence in Spain, the company created a new business unit called General Dynamics European Land Combat Systems, based in Vienna, Austria. The company believes the consolidation of these businesses under common management positions the Combat Systems group to strengthen its market base, better serve its customers and more competitively pursue land combat systems opportunities around the world.
     The company believes the Combat Systems group, with its broad and diverse base of product offerings and substantial backlog, is well positioned for solid growth in 2004 and beyond. Accordingly, management expects strong revenue and earnings growth for the group in 2004 with operating margins consistent with 2003.

Year Ended December 31	2002	2001	Variance

Net sales	$2,923	$2,210	$713	32%
Operating earnings	323	238	85	36%
Operating margin	11.1%	10.8%

     For 2002, organic growth was the primary driver of the significant increases in net sales and operating earnings in the Combat Systems group. This growth was fueled by increased production on the first brigade of the Stryker program, increased deliveries on the Leopard program, higher volume on various munitions programs and additional development work on the Expeditionary Fighting Vehicle (EFV, formerly the Advanced Amphibious Assault Vehicle). The acquisition of Advanced Technical Products, Inc., in June 2002 also contributed to the net sales and operating earnings growth in 2002.

General Dynamics 2003 Annual Report	19

Backlog

The Combat Systems group’s total backlog rose 71 percent in 2003 to $8.5 billion at year end because of acquisitions and new order activity, including several significant contract awards. The group’s funded backlog also grew significantly, from $4.2 billion in 2002 to $6 billion at the end of 2003. The group’s backlog consists primarily of long-term production contracts with scheduled deliveries through 2012.
     During 2003, Combat Systems won several contracts to partner with the U.S. military as it transforms its forces for the future. The company received an order from the Army for the third of six brigades of Stryker wheeled combat vehicles, a key component of the Army’s transformation to a lighter, more mobile force. The order, for 267 vehicles, is valued at $384 and is scheduled for delivery in 2004. The year-end backlog included $566 for the production of Stryker vehicles. Congress appropriated funding in 2004 for the fourth brigade, and the 2005 budget request includes funding for the fifth brigade. The first brigade of Stryker vehicles is deployed in Operation Iraqi Freedom. With the acquisition of GM Defense, the company has consolidated its lead role on the $4 billion Stryker program, which calls for a total of 2,096 vehicles for six planned brigades. The company believes there is significant potential for international sales of these vehicles.
     In addition, the group and its teaming partner were selected to develop and demonstrate portions of the Army’s FCS program. The contracts awarded to the Combat Systems group in 2003 have a value of $2.2 billion and include engineering development and demonstration of a family of eight manned ground vehicles, as well as the development of the autonomous navigation systems for unmanned and manned ground vehicles. These ground vehicles are intended to be the new generation of Army combat vehicles.
     The Army also awarded Combat Systems the lead technology integration contract for the second phase of its Future Force Warrior (FFW) advanced technology demonstration program. The $100 award is for completion of detailed designs of the FFW network-centric soldier system, part of the Army’s plan to create a highly networked, lethal, survivable soldier of the future. The system development and demonstration phase of this program has a potential value of $1 to $3 billion over a 10-year period.
     The Combat Systems backlog also included approximately $380 for the continued design and development of the Marine Corps’ EFV program. Seven out of nine new infantry carrier prototypes, as well as a command-and-control prototype, have been completed as of year-end 2003. Initial production of more than 1,000 vehicles is scheduled to begin in 2006.
     The company received additional funding to upgrade M1A2 Abrams battle tanks to the M1A2 System Enhancement Package (SEP) configuration. Through this program, the company retrofits M1A2 tanks with improved electronics, command-and-control capabilities and armor enhancements that improve the tank’s effectiveness. The administration’s 2005 budget request includes funding for more M1A2 SEP upgrades. In addition, the company was awarded a contract modification in 2003 to provide 125 M1A1 hardware kits for the Egyptian tank co-production program, bringing the total program, which began in 1992, to 880 M1A1 tank kits.
     The Combat Systems group’s Leopard program is a long-term battle tank manufacturing contract for the Spanish army under license from a German company. The year-end backlog included $1.4 billion for the production of 232 Leopard tanks, with deliveries scheduled through 2008. The company also produces Pizarro Advanced Infantry Fighting Vehicles for the Spanish army. The Spanish government awarded the company a contract valued at $640 for the second phase of the Pizarro program, bringing the total program value to almost $900, with deliveries of 212 vehicles scheduled through 2012.
     Combat Systems’ backlog at year-end 2003 included approximately $1.2 billion in armament, munitions and composite structures programs, such as reactive armor for the Bradley fighting vehicle and various trainable gun-mount systems. The ammunition programs include a $200 order from the Army in 2003 for rockets, motors and warheads for the Hydra-70 (70mm) rocket system, which raised the program value to date to over $800 and extended deliveries through 2006. The Army also awarded the company a contract to add a precision guidance system to the 70mm rocket family as part of the development of the next-generation Advanced Precision Kill Weapon System (APKWS). The composite structures programs include work on numerous aerospace platforms, including the F-16, F-18, F-22, C-17, Joint Strike Fighter and unmanned aerial vehicles such as the Global Hawk and the Predator.

20	General Dynamics 2003 Annual Report

MARINE SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2003	2002	Variance

Net sales	$4,271	$3,650	$621	17%
Operating earnings	216	287	(71)	(25)%
Operating margin	5.1%	7.9%

The Marine Systems group’s net sales grew in 2003 from increases in volume across the group, including contracts for design and early-stage production on the Virginia-class submarine, conversion of Trident submarines (SSGN) and design and production of T-AKE combat logistics ships. Commercial shipbuilding, engineering and repair volume also rose during the year. These increases were offset partially by lower volume on several mature production programs, including the Seawolf-class submarine program.
     Operating earnings and margins for the Marine Systems group declined in 2003 because of performance problems on two commercial shipbuilding contracts. In the first quarter of the year, earnings were affected by problems first encountered in 2002 in the construction of two roll-on/roll-off cargo ships for Totem Ocean Trailer Express, Inc. (TOTE). After the first quarter, there was no further erosion in this program. The two TOTE ships under contract have been delivered to the customer. In the latter part of the year, the group experienced problems during the construction of the first ship of a contract to produce four double-hull oil tankers. Management evaluated the program’s performance and the estimates to complete the four ships and recognized losses totaling approximately $70 on the contract. The first ship was in the water in the fourth quarter of 2003 and was approximately 90 percent complete at year end. Although the company does not expect any additional charges associated with these ships, management will continue to monitor the program closely. The first two ships are scheduled to be delivered in 2004, the third in 2005 and the fourth in 2006.
     The company expects revenue growth in the Marine Systems group in 2004 as the group executes its substantial backlog. Based on this large backlog of steady, long-term production programs and management’s current belief that the group has turned the corner on its commercial shipbuilding problems, the company expects Marine Systems’ operating margins to improve steadily in 2004. Other significant events expected in 2004 include the May 30 expiration of a collective bargaining agreement with the International Association of Machinists and Aerospace Workers union at Bath Iron Works, which represents approximately 65 percent of its work force.

Year Ended December 31	2002	2001	Variance

Net sales	$3,650	$3,612	$38	1%
Operating earnings	287	310	(23)	(7)%
Operating margin	7.9%	8.6%

     In 2002, Marine Systems’ net sales were flat and operating earnings were down slightly from 2001. New commercial ship design work and an increase in volume on the Virginia-class submarine program were offset by lower volume on mature production programs. This shift in the group’s contract mix, along with the problems on the TOTE program discussed above, caused earnings and operating margins to decrease in 2002.

Backlog

The Marine Systems group’s backlog grew remarkably in 2003 as a result of several significant contract awards. At the end of 2003, the group’s backlog reached an all-time high of $18.2 billion, a 56 percent increase over 2002. The backlog consists of numerous long-term submarine and ship construction programs, as well as repair and engineering contracts. The Navy’s shipbuilding plan will continue to have a significant influence on Marine Systems’ backlog.
     In 2003, the Navy awarded the company an $8.7 billion contract for the construction of the next six Virginia-class submarines, the largest submarine order in U.S. history. The contract authorizes construction of one ship per year from 2003 through 2008. In January 2004, the five ships planned for construction from 2004 through 2008 became part of a multiyear agreement, saving the customer approximately $300 and shifting $1.5 billion from unfunded to funded backlog. In 1998, the Navy had awarded the company a contract to build the first four Virginia-class submarines of this potential 30-ship program. The Marine Systems group’s backlog at year end included $1.7 billion associated with these first four submarines, with one submarine scheduled to be delivered each year from 2004 through 2007. The lead ship in the class, the Virginia, was christened in August 2003. The company is the prime contractor on this program, and construction is shared equally with its teaming partner.

General Dynamics 2003 Annual Report	21

     The company received $310 in modifications to its contract to convert four Ohio-class Trident ballistic-missile submarines to an SSGN configuration, a multi-mission submarine optimized for tactical strike and special-operations support. These modifications are part of a $443 contract that the Navy awarded to Marine Systems in 2002 for the design and related support of this conversion program. In addition, the Navy awarded the Information Systems and Technology group over $100 in contracts in 2003 to support the SSGN conversion.
     In 2003, the Navy awarded the company a $953 contract modification to provide funding for the next two Arleigh Burke-class DDG destroyers, part of a seven-ship award received in September 2002. At the end of 2003, the group’s backlog included 12 DDGs scheduled for delivery through 2010. The 2005 defense budget includes two DDGs.
     An international team led by the Marine Systems group was one of three contractors that received contracts in 2003 to develop preliminary designs for the Navy’s Littoral Combat Ship (LCS). The LCS is an integrated surface combatant intended to operate in coastal areas against terrorist threats, high-speed swarm boats, mines and diesel submarines. The Navy plans to award construction contracts in 2004 to two of the three remaining competitors for two ships each. The first ship delivery is scheduled in 2007.
     In 2003, the Navy exercised an option to build a fourth T-AKE ship, a new class of combat logistics ships. This option is valued at approximately $290 and is part of a potential 12-ship contract awarded to the company in 2001. The backlog included $1.1 billion at year end for the construction of the first four ships, which are scheduled to be delivered between 2005 and 2007. In January 2004, the Navy exercised options worth approximately $580 for the fifth and sixth T-AKE ships. The contract has options for six more ships over the next five years, for a total potential contract value of approximately $3.7 billion.

AEROSPACE

Results of Operations and Outlook

Year Ended December 31	2003	2002	Variance

Net sales	$2,946	$3,289	$(343)	(10)%
Operating earnings	218	447	(229)	(51)%
Operating margin	7.4%	13.6%

Aircraft Deliveries (in units):

Green	74	85
Completion	74	94

The Aerospace group’s sales and earnings were $2,946 and $218, respectively, for 2003, down from the previous year. The group’s performance was affected by a deterioration in the business aviation market during the second half of 2002 and the first half of 2003. The deterioration was driven primarily by lower demand for new aircraft and oversupply of new and pre-owned aircraft. In particular, the oversupply of relatively new pre-owned aircraft available for sale in the market put additional pricing pressure on both new and pre-owned aircraft. These conditions lowered sales and put downward pressure on margins. In response, the company took a series of actions, including cost reductions, layoffs and process improvements to reduce costs and improve profitability on an ongoing basis. The company expects to realize significant annual expense savings beginning in 2004 as a result of these actions.
     Market conditions appeared to improve during the second half of 2003, and the company is cautiously optimistic that the outlook for the Aerospace group is improving. The group experienced quarter-over-quarter sales and earnings growth beginning in the second quarter of 2003, and new aircraft manufacturing margins improved steadily throughout the year. Pre-owned and new aircraft inventories at year end declined considerably from 2002, and losses associated with pre-owned aircraft activity were all but eliminated by the fourth quarter, resulting in fewer losses in pre-owned aircraft for the full year 2003 ($64) than in 2002 ($81). Orders for new aircraft increased each quarter during the year and reached record levels in the fourth quarter of 2003. Market data also indicate that prices are stabilizing on both new and pre-owned aircraft.
     The company expects improved earnings and operating margins in the Aerospace group on slightly higher deliveries in 2004, assuming price stabilization, elimination of pre-owned losses and the realization of cost reduction actions taken in 2003.

Year Ended December 31	2002	2001	Variance

Net sales	$3,289	$3,265	$24	1%
Operating earnings	447	625	(178)	(28)%
Operating margin	13.6%	19.1%

Aircraft Deliveries (in units):

Green	85	84
Completion	94	98

     Net sales in 2002 were flat compared with 2001, while operating earnings decreased from losses on pre-owned aircraft sales, charges to write down pre-owned aircraft inventory to fair market value, fewer deliveries of large aircraft and a shift in the mix of new aircraft deliveries to include lower-margin mid-size aircraft.

22	General Dynamics 2003 Annual Report

Summary of Aircraft Statistical Information
Sales contracts for new aircraft usually have two major milestones: the manufacture of the green aircraft and the aircraft’s completion, which includes exterior painting and installation of customer-selected interiors and optional avionics. The company records revenues when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the fully outfitted aircraft.
     The following table summarizes key unit data for the Aerospace group’s orders and backlog:

Year Ended December 31	2003	2002	2001

New orders	75	76	71
Options exercised	3	2	2

Firm orders (a)	78	78	73
Cancellations (a)	(12)	(6)	—

Total orders (a)	66	72	73

New options (a)	3	—	4

Firm contracts in backlog	158	173	131
Options in backlog	103	103	63

Total aircraft in backlog	261	276	194
Completions in backlog (b)	38	38	49

(a)	Excludes fractional activity. The company received orders for 50 aircraft and 50 options in 2001, orders for 55 aircraft and 50 options in 2002 and cancellations for seven aircraft in 2003 from fractional customers.
(b)	Represents aircraft that have moved from green production to the completion process as of year end. Backlog includes only the value of the completion effort on these aircraft.

Backlog

The Aerospace group’s backlog remained steady in 2003 despite the difficult market conditions, ending the year at $6.5 billion, of which $4.1 billion was funded. The backlog includes aircraft deliveries scheduled through 2010. Approximately $2.1 billion, or 51 percent, of the group’s funded backlog is with NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market, representing firm contracts for 114 aircraft. The unfunded backlog includes $1.4 billion for 100 aircraft options from NetJets, constituting 90 percent of the options in backlog. NetJets also represents almost 70 percent of the maintenance and support services in unfunded backlog. Deliveries of aircraft to NetJets are scheduled from 2004 through 2010 and represent as little as 4 percent and as much as 17 percent of projected new aircraft sales in those years.
     The group’s remaining $2 billion of funded backlog at year-end 2003 consists of contracts with a broad range of customers from a variety of industries and approximately $440 of contracts with government customers.
     The company continues to pursue opportunities to provide special mission aircraft to military customers around the world. In 2003, the company was awarded a contract to provide four Gulfstream G550 aircraft to the Israeli Ministry of Defense. The contract has an option for two additional G550 aircraft, for a total potential value of approximately $470. In addition, the company’s Gulfstream G450 aircraft was designated the platform of choice by one of the two competitors in a pending U.S. military procurement for special mission ISR applications.

General Dynamics 2003 Annual Report	23

RESOURCES

The company’s Resources group principally consists of two businesses: a coal mining company and an aggregates company that supplies the construction industry.

Results of Operations

Year Ended December 31	2003	2002	Variance

Net sales	$256	$286	$(30)	(10)%
Operating earnings	32	89	(57)	(64)%

Net sales and operating earnings in the Resources group decreased in 2003 because of lower volume in the coal and aggregates businesses from unfavorable seasonal conditions and reduced earnings in the company’s commercial pension plan. In 2002, earnings increased because the company, in response to the improved long-term outlook for some of the coal operation’s contracts, reversed some contingency reserves that had been previously established.

Year Ended December 31	2002	2001	Variance

Net sales	$286	$276	$10	4%
Operating earnings	89	52	37	71%

     Net sales and earnings in 2002 improved over 2001 because of increased volume and improved cost performance in the aggregates business. In addition, as noted above, earnings increased as a result of the reversal of contingency reserves.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the mid-1990s, the company embarked on a strategy of disciplined capital deployment through strategic and tactical acquisitions designed to grow the company beyond its core platform businesses. These acquisitions incorporated new products and technologies and expanded the company’s customer base. Since 1995, the company has acquired more than 30 businesses at a total cost of approximately $13.2 billion. This has resulted in a larger, more diversified company while preserving a strong balance sheet and sustained financial flexibility.
     In terms of overall capital deployment for 2003, the company consummated over $3 billion of acquisitions, repurchased approximately 4.7 million of its outstanding common shares at an average price of $64 per share and continued its trend of consecutive annual dividend increases. Meanwhile, and in spite of the $3 billion in acquisitions, net debt (total debt less cash and equivalents) increased only $2.1 billion — to $3.2 billion at December 31, 2003. At the same time, the company converted a significant portion of its commercial paper to fixed-rate debt to take advantage of attractive borrowing rates available to the company. The company ended the year with a cash balance of $860, total debt of $4 billion and a debt-to-capital ratio of 41 percent.
     Cash generation continues to be one of management’s key areas of focus, and 2003 was a particularly strong year in this regard. Free cash flow from operations for the year totaled $1.5 billion, compared with $861 in 2002 and $745 in 2001. Management defines free cash flow from operations as cash flow from operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for such purposes as repaying maturing debt, funding business acquisitions and paying dividends. The following table reconciles the free cash flow from operations with the cash flow from operating activities, as classified on the Consolidated Statement of Cash Flows:

Year Ended December 31	2003	2002	2001

Cash flow from operating activities	$1,723	$1,125	$1,101
Capital expenditures	(224)	(264)	(356)

Free cash flow from operations	$1,499	$861	$745

     As discussed above, the company uses its free cash flow from operations in a disciplined capital deployment process to invest internally, make strategic acquisitions and repurchase the company’s shares in the open market. With free cash flow from operations projected to approximate net earnings in 2004, the company expects to continue to generate funds in excess of its short- and long-term liquidity needs. Management believes

24	General Dynamics 2003 Annual Report

that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy. Going forward in 2004, management anticipates focusing on operations and the integration of recently acquired businesses.
     The following is a discussion of the company’s major operating, investing and financing activities for each of the three years in the period ended December 31, 2003, as classified on the Consolidated Statement of Cash Flows.

Operating Activities
Net cash provided by operating activities was $1.7 billion in 2003, compared with $1.1 billion in both 2002 and 2001. The increase in cash flows in 2003 was due to substantial reductions in both new and pre-owned aircraft inventories in the Aerospace group and an influx of customer advances and deposits near the end of the year. In 2002 and 2001, cash provided by operating activities approximated net income.
     Termination of A-12 Program. As discussed further in Note O to the Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.1 billion at December 31, 2003. In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, or $700 after-tax. The company believes that it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities
Cash used in investing activities was $3.2 billion in 2003, $400 in 2002 and $1.7 billion in 2001. The primary uses of cash in investing activities were business acquisitions and capital expenditures, offset slightly by cash received from the sale of assets.
     Business Acquisitions. On August 11, 2003, the company completed its acquisition of Veridian Corporation, headquartered in Arlington, Virginia, for approximately $1.5 billion in cash. On March 1, 2003, the company acquired GM Defense of London, Ontario, a business unit of General Motors Corporation, for approximately $1.1 billion in cash.
     On June 14, 2002, the company acquired the outstanding stock of Advanced Technical Products, Inc., for $214 in cash, plus the assumption of $43 in outstanding debt, which was repaid at the time of the acquisition.
     On September 28, 2001, the company acquired IISG from Motorola, Inc., for $825 in cash. On June 5, 2001, the company acquired substantially all of the assets of Galaxy Aerospace Company LP, for $330 in cash, after a purchase price adjustment received during the first quarter of 2002. The company may be required to make additional payments to the selling parties, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets. On January 26, 2001, the company acquired Primex Technologies, Inc., for $334 in cash plus the assumption of $204 in outstanding debt, $149 of which was repaid at the time of the acquisition.
     The company completed several other business acquisitions in the Information Systems and Technology, Combat Systems and Aerospace groups during the last three years at a total cost of $515.
     The company financed these acquisitions by issuing commercial paper. The company refinanced a significant portion of this debt during 2003, as discussed in Financing Activities.
     Capital Expenditures. Capital expenditures in 2003 were $224, down approximately 15 percent from $264 in 2002. In 2002, capital expenditures decreased approximately 25 percent from the $356 spent in 2001 as a result of the completion of a facility modernization project at the company’s Bath Iron Works shipyard in 2001. The company expects capital expenditures in 2004 to remain consistent with 2003. The company had no material commitments for capital expenditures as of December 31, 2003.
     Sale of Assets. On October 2, 2002, the company sold certain assets of its Space Propulsion operation for $90. The remainder of the Space Propulsion operation is included in the Combat Systems group.
     On February 15, 2001, the Aerospace group sold its engine overhaul business for $55.
     The company received approximately $60 in cash during the three-year period ended December 31, 2003, from the sale of real estate in southern California.

Financing Activities
In 2003, cash provided by financing activities was $2 billion as a result of the issuance of fixed-rate notes, offset in part by repayment of outstanding debt, repurchases of common stock and payment of dividends. In 2002, cash used by financing activities was $836, and cash provided was $908 in 2001.
     Debt Proceeds, Net. On April 3, 2003, the company filed a Form S-3 Registration Statement (the Registration Statement) with the Securities and Exchange Commission to register $3 billion of debt securities under the Securities Act of 1933, as amended (the Securities Act). On May 15, 2003, the company issued $2 billion of medium-term fixed-rate debt pursuant to the Registration Statement. On August 14, 2003, the company extended the debt registered to $3.1 billion and issued an additional $1.1 billion of medium-term fixed-rate debt pursuant to the Registration Statement. The proceeds were used to repay a substantial portion of the company’s outstanding commercial paper. This had the effect of fixing interest rates on debt that previously carried variable rates.

General Dynamics 2003 Annual Report	25

     The resulting net reduction in commercial paper for 2003 was $529. Net repayments of commercial paper were $451 in 2002. In 2001, the company received net proceeds from commercial paper issuances of $825, which were used primarily to fund business acquisitions. As of December 31, 2003, the company had $183 of commercial paper outstanding with an average yield of approximately 1.1 percent and an average term of 10 days. The company expects to reissue commercial paper as it matures and has the option to extend the term up to 270 days. The company has $2 billion in bank credit facilities that serve as back-up liquidity facilities to the commercial paper program.
     On August 27, 2001, the company issued $500 of three-year floating-rate notes due September 1, 2004. The notes are registered under the Securities Act. Interest on the notes resets quarterly at three-month LIBOR plus 0.22 percent, and is payable each March, June, September and December. The notes are redeemable in whole or in part at any time prior to their maturity at 100 percent of the principal amount, plus any accrued but unpaid interest on the date the notes are redeemed. The company used the net proceeds of the issuance to repay a portion of the borrowings under its commercial paper program. These floating-rate notes are guaranteed by certain of the company’s 100-percent-owned subsidiaries.
     Approximately $750 of the company’s borrowings is scheduled to mature in 2004. Based on the level of cash the company expects to generate from operations and the existing capacity under its financing arrangements, the company believes it has sufficient resources to pay these obligations.
     Share Repurchases. On March 7, 2000, the company’s board of directors authorized management to repurchase up to 10 million shares of the company’s issued and outstanding common stock in the open market. In January 2003, the company repurchased 3.2 million shares for approximately $210, which completely utilized the March 2000 authorization. On February 5, 2003, the board of directors authorized management to repurchase up to 6 million additional shares. The company has since repurchased an additional 1.5 million shares for $90 in 2003. The company repurchased approximately 1.3 million shares for $100 in 2002 and 1.5 million shares for $113 in 2001 under the March 2000 authorization.
     Dividends. On March 3, 2004, the company’s board of directors declared an increased regular quarterly dividend of $.36 per share — the seventh consecutive annual increase. The board had previously increased the quarterly dividend to $.32 per share in March 2003, to $.30 per share in March 2002 and to $.28 per share in March 2001.

ADDITIONAL FINANCIAL INFORMATION

Off-Balance Sheet Arrangements
As of December 31, 2003, the company had no material off-balance sheet arrangements, other than operating leases. This includes guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to the company’s stock and classified in shareholders’ equity on the Consolidated Balance Sheet; and variable interests in entities that provide financing, liquidity, market risk or credit risk support to the company or engage in leasing, hedging or research and development services with the company.

Contractual Obligations
The following table presents information about the company’s contractual obligations as of December 31, 2003:

	Payment Due by Period

Contractual obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-term debt (a)	$5,077	$888	$775	$911	$2,503
Capital lease obligations	13	2	4	4	3
Operating leases	684	112	200	124	248
Purchase obligations (b)	4,434	1,099	1,545	1,148	642
Other long-term liabilities (c)	2,554	1,074	480	362	638

	$12,762	$3,175	$3,004	$2,549	$4,034

(a)	Includes scheduled interest payments.
(b)	Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. Excludes purchase orders for products and services to be delivered under firm government contracts under which the company has full recourse under normal contract termination clauses. In addition, as disclosed in Note Q to the Consolidated Financial Statements, the company expects to make approximately $74 of contributions to its retirement plans in 2004, which has been excluded from the above amount.
(c)	Represents other long-term liabilities on the company’s Consolidated Balance Sheet, including the current portion of long-term liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are largely based on historical experience.

26	General Dynamics 2003 Annual Report

Commercial Commitments
The following table presents information about the company’s commercial commitments as of December 31, 2003:

	Amount of Commitment Expiration by Period

Commercial commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Letters of credit (a)	$921	$786	$114	$—	$21
Trade-in options (a)	229	129	100	—	—

	$1,150	$915	$214	$—	$21

(a)	See Note O to the Consolidated Financial Statements for discussion of letters of credit and aircraft trade-in options.

Application of Critical Accounting Policies
Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, goodwill and other intangible assets, income taxes, pensions and other postretirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.      Management believes the following policies are critical and require the use of significant business judgment in their application:      Revenue Recognition — Government Contracts. The company accounts for sales and earnings under long-term defense contracts and programs using the percentage-of-completion method of accounting. The company follows the guidelines of American Institute of Certified Public Accountants Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” except that revisions of estimated profits on contracts are included in earnings under the reallocation method, in accordance with Accounting Principles Board Opinion No. 20, “Accounting Changes,” rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining life of the contract, while under the cumulative catch-up method such impact would be recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, the company recognizes the loss in the period it is identified.
     The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit evenly over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate to the circumstances. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, availability of materials, the impact of delayed performance, availability and timing of funding from the customer, and the timing of product deliveries. These estimates require the use of judgment. A significant change in one or more of these estimates could affect the profitability of one or more of the company’s contracts. The company reviews its contract estimates periodically to assess revisions in contract values and estimated costs at completion and reflects changes in estimates in the current and future periods under the reallocation method.
     Business Aircraft. The company accounts for contracts for aircraft certified by the FAA in accordance with Statement of Position 81-1. These contracts usually provide for two major milestones: the manufacture of the “green” aircraft (i.e., before exterior painting and installation of customer-selected interiors and optional avionics) and its completion. The company records revenues at two points: when green aircraft are delivered to and accepted by the customer and when the customer accepts final delivery of the fully outfitted aircraft.
     The company does not recognize revenue at green delivery unless (1) a contract has been executed with the customer and (2) the customer can be expected to satisfy its obligations under the contract, as evidenced by the receipt of deposits from the customer.

General Dynamics 2003 Annual Report	27

     Pre-owned Aircraft Inventories. In connection with orders for new aircraft, the company routinely offers customers trade-in options. Under these options, if exercised, the company will accept trade-in aircraft at a predetermined price based on estimated fair value. Once acquired in connection with a sale of new aircraft, the company records pre-owned aircraft at the lower of trade-in value or estimated net realizable value. The company treats any excess of the trade-in price above the net realizable value as a reduction of revenue upon the recording of the new aircraft sales transaction. The company also regularly assesses the carrying value of pre-owned aircraft in inventory and adjusts the carrying value to net realizable value when appropriate. The company determines net realizable value by using both internal and external aircraft valuation information. These valuations involve estimates and assumptions about many factors, including current market conditions, future market conditions, the age and condition of the aircraft and the availability of the aircraft in the market. These estimates require the use of judgment. Gross margins on sales of pre-owned aircraft can vary from quarter to quarter depending on the mix of aircraft sold and current market conditions.
     Commitments and Contingencies. The company is subject to litigation and other legal proceedings arising out of the ordinary course of its business or arising under provisions relating to the protection of the environment. Estimating liabilities and costs associated with these matters requires the judgment of both management and legal counsel. When it is probable that the company has incurred a liability associated with claims or pending or threatened litigation matters and the company’s exposure is reasonably estimable, the company records a charge against earnings. The ultimate resolution of any exposure to the company may change as further facts and circumstances become known.
     Deferred Contract Costs. Certain costs incurred in the performance of the company’s government contracts are required to be recorded under GAAP but are not currently allocable to contracts. Such costs include a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs become allocable to contracts when they are paid. The company defers these costs in contracts in process until they are paid, at which time they are charged to contracts and recovered from the government. The company expects to recover these costs through ongoing business, including both existing backlog and probable follow-on contracts. These efforts include numerous contracts for which the company is the sole source or one of two suppliers on long-term defense programs. The company regularly assesses the probability of recovery of these costs under its current and probable follow-on contracts. This assessment requires the company to make assumptions about future contract costs, the extent of cost recovery under the company’s contracts and the amount of future contract activity. These estimates require the use of judgment. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.
     Pension Plans. The company makes assumptions about discount rates and long-term rates of return on plan assets to determine its net periodic pension cost in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions.” These estimates require the use of judgment, including consideration of both current and future market conditions. The company consults with outside experts to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost as determined under SFAS 87 could increase or decrease. If the assumed rate of return on plan assets increased or decreased by 25 basis points, the company’s net pension income associated with its commercial plans would have increased or decreased by approximately $3 in 2003. Likewise, had the interest rate used to discount the company’s projected pension obligation increased or decreased by 25 basis points, the net pension income associated with the commercial plans would have increased by approximately $3 or decreased by approximately $2 in 2003. The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government plans. The company has deferred recognition of the cumulative earnings in its government plans to provide a better matching of revenues and expenses. As such, the company’s future income is not subject to the consequences of changes in the assumptions associated with these plans.

     Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

New Accounting Standards
The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities,” in January 2003. The FASB revised FIN 46 in December 2003 to clarify certain provisions and amend the effective date. FIN 46 provides guidance on the consolidation of certain entities. The interpretation requires a variable interest entity to be consolidated if the equity interest at risk is not sufficient to permit that entity to finance its activities without support from other parties or if the equity investors lack certain specified characteristics. FIN 46 is effective December 31, 2003, for special-purpose entities created before February 1, 2003, and is effective in the first quarter of 2004 for all other variable interest entities. The company does not expect the adoption of FIN 46 to have a material effect on its results of operations, financial condition or cash flows.

28	General Dynamics 2003 Annual Report

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate and variable-rate long-term debt obligations, variable-rate commercial paper and short-term investments. As of December 31, 2003, the company had no short-term investments. Fixed-rate debt obligations issued by the company are generally not putable until maturity and are not actively traded by the company in the market. Therefore, exposure to interest rate risk is not believed to be material for the company’s fixed-rate debt. A hypothetical 100 basis-point increase in market rates of interest applicable to the company’s commercial paper balances and floating-rate notes would not have a material effect on its results of operations, financial condition or cash flows.
     The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At December 31, 2003, no interest rate swap agreements were in effect.
     The company also is subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and certain inter-company transactions in foreign currencies. The company principally uses foreign currency forward contracts from time to time to hedge the price risk associated with firmly committed and forecasted foreign-denominated payments, receipts and inter-company transactions related to its ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2003, a 10 percent unfavorable exchange rate movement in the company’s portfolio of foreign currency forward contracts would have resulted in an incremental realized loss of $28 (pretax) and an incremental unrealized loss of $22 million (pretax). Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such realized and unrealized losses would be offset by corresponding gains, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

General Dynamics 2003 Annual Report	29

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Earnings

	Year Ended December 31

(Dollars in millions, except per share amounts)	2003	2002	2001

Net Sales	$16,617	$13,829	$12,054
Operating costs and expenses	15,150	12,247	10,568

Operating Earnings	1,467	1,582	1,486
Interest expense, net	(98)	(45)	(56)
Other income (expense), net	3	47	(5)

Earnings from Continuing Operations before Income Taxes	1,372	1,584	1,425
Provision for income taxes, net	375	533	482

Earnings from Continuing Operations	997	1,051	943

Discontinued operations, net of tax	7	(134)	—

Net Earnings	$1,004	$917	$943

Earnings per share
Basic:
Continuing operations	$5.04	$5.22	$4.69
Discontinued operations	0.04	(0.67)	—

Net earnings	$5.08	$4.55	$4.69
Diluted:
Continuing operations	$5.00	$5.18	$4.65
Discontinued operations	0.04	(0.66)	—

Net earnings	$5.04	$4.52	$4.65

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

30	General Dynamics 2003 Annual Report

Consolidated Balance Sheet

	December 31

(Dollars in millions)	2003	2002

ASSETS
Current Assets:
Cash and equivalents	$860	$328
Accounts receivable	1,378	1,074
Contracts in process	2,548	1,914
Inventories	1,160	1,405
Other current assets	448	377

Total Current Assets	6,394	5,098

Noncurrent Assets:
Property, plant and equipment, net	2,085	1,856
Intangible assets, net	1,030	560
Goodwill, net	6,083	3,510
Other assets	591	707

Total Noncurrent Assets	9,789	6,633

	$16,183	$11,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$747	$750
Accounts payable	1,317	1,056
Other current liabilities	3,552	2,776

Total Current Liabilities	5,616	4,582

Noncurrent Liabilities:
Long-term debt	3,296	721
Other liabilities	1,350	1,229
Commitments and contingencies (see Note O)

Total Noncurrent Liabilities	4,646	1,950

Shareholders’ Equity:
Common stock, including surplus	838	757
Retained earnings	6,206	5,455
Treasury stock	(1,279)	(1,016)
Accumulated other comprehensive income	156	3

Total Shareholders’ Equity	5,921	5,199

	$16,183	$11,731

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2003 Annual Report	31

Consolidated Statement of Cash Flows

	Year Ended December 31

(Dollars in millions)	2003	2002	2001

Cash Flows from Operating Activities:
Earnings from continuing operations	$997	$1,051	$943
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities—
Depreciation, depletion and amortization of property, plant and equipment	207	179	164
Amortization of intangible assets and goodwill	70	34	100
Deferred income tax provision	134	179	114
(Increase) decrease in assets, net of effects of business acquisitions—
Accounts receivable	48	(90)	(25)
Contracts in process	(437)	(202)	(225)
Inventories	188	(141)	(223)
Increase (decrease) in liabilities, net of effects of business acquisitions—
Accounts payable	58	137	53
Billings in excess of costs and estimated profits	276	109	256
Income taxes payable	93	(19)	27
Other current liabilities	111	(41)	(140)
Other, net	(13)	(70)	55

Net Cash Provided by Operating Activities from Continuing Operations	1,732	1,126	1,099
Net Cash (Used) Provided by Discontinued Operations	(9)	(1)	2

Net Cash Provided by Operating Activities	1,723	1,125	1,101

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(3,044)	(275)	(1,451)
Purchases of available-for-sale securities	(30)	(41)	(45)
Sales/maturities of available-for-sale securities	31	39	42
Capital expenditures	(224)	(264)	(356)
Proceeds from sale of assets	34	133	96
Other, net	1	8	(32)

Net Cash Used by Investing Activities	(3,232)	(400)	(1,746)

Cash Flows from Financing Activities:
Proceeds from issuance of fixed-rate notes, net	3,094	—	—
Net (repayments of) proceeds from commercial paper	(529)	(451)	825
Proceeds from issuance of floating-rate notes	—	—	500
Repayment of finance operations debt	(18)	(22)	(20)
Net repayments of other debt	(22)	(76)	(133)
Dividends paid	(249)	(236)	(219)
Purchases of common stock	(300)	(100)	(113)
Proceeds from option exercises	65	49	68

Net Cash Provided (Used) by Financing Activities	2,041	(836)	908

Net Increase (Decrease) in Cash and Equivalents	532	(111)	263
Cash and Equivalents at Beginning of Year	328	439	176

Cash and Equivalents at End of Year	$860	$328	$439

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

32	General Dynamics 2003 Annual Report

Consolidated Statement of Shareholders’ Equity

	Common Stock				Accumulated Other	Total
			Retained	Treasury	Comprehensive	Shareholders'	Comprehensive
(Dollars in millions)	Par	Surplus	Earnings	Stock	Income/(Loss)	Equity	Income

Balance, December 31, 2000	$241	$378	$4,059	$(833)	$(25)	$3,820

Net earnings	—	—	943	—	—	943	$943
Cash dividends declared	—	—	(224)	—	—	(224)	—
Shares issued under compensation plans	—	54	—	16	—	70	—
Tax benefit of exercised stock options	—	21	—	—	—	21	—
Shares purchased	—	—	—	(113)	—	(113)	—
Foreign currency translation adjustments	—	—	—	—	11	11	11

Balance, December 31, 2001	241	453	4,778	(930)	(14)	4,528	$954

Net earnings	—	—	917	—	—	917	$917
Cash dividends declared	—	—	(240)	—	—	(240)	—
Shares issued under compensation plans	—	38	—	14	—	52	—
Tax benefit of exercised stock options	—	25	—	—	—	25	—
Shares purchased	—	—	—	(100)	—	(100)	—
Gain on cash flow hedge	—	—	—	—	7	7	7
Unrealized gains on securities	—	—	—	—	1	1	1
Foreign currency translation adjustments	—	—	—	—	9	9	9

Balance, December 31, 2002	241	516	5,455	(1,016)	3	5,199	$934

Net earnings	—	—	1,004	—	—	1,004	$1,004
Cash dividends declared	—	—	(253)	—	—	(253)	—
Shares issued under compensation plans	—	69	—	37	—	106	—
Tax benefit of exercised stock options	—	12	—	—	—	12	—
Shares purchased	—	—	—	(300)	—	(300)	—
Net loss on cash flow hedges	—	—	—	—	(14)	(14)	(14)
Unrealized gains on securities	—	—	—	—	3	3	3
Foreign currency translation adjustments	—	—	—	—	164	164	164

Balance, December 31, 2003	$241	$597	$6,206	$(1,279)	$156	$5,921	$1,157

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2003 Annual Report	33

(Dollars in millions, except per share amounts or unless otherwise noted)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. The company’s businesses include mission-critical information systems and technologies; land and expeditionary combat vehicles, armaments and munitions; shipbuilding and marine systems; and business aviation. The company also owns a coal mining operation and an aggregates operation. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations and a diverse base of corporate and industrial buyers.
     Basis of Consolidation and Use of Estimates. The Consolidated Financial Statements include the accounts of all wholly owned and majority-owned subsidiaries. Inter-company balances and transactions have been eliminated in consolidation. The financial statements for all periods presented have been restated to reflect the results of operations of the company’s undersea fiber-optic cable-laying business in discontinued operations, as discussed in Note C. Accounting principles generally accepted in the United States of America (GAAP) require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
     Revenue Recognition. The company accounts for sales and earnings under long-term defense contracts and programs using the percentage-of-completion method of accounting in accordance with AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The company applies earnings rates to all contract costs, including general and administrative (G&A) expenses, to determine sales and operating earnings. The company reviews earnings rates periodically to assess revisions in contract values and estimated costs at completion. Based on these assessments, any changes in earnings rates are made prospectively.
     The company charges any anticipated losses on contracts and programs to earnings when identified. Such losses encompass all costs allocable to the contracts, including G&A expenses on government contracts. The company recognizes revenue arising from a claims process either as income or as an offset against a potential loss only when the claim can be reliably estimated and its realization is probable.
     The company accounts for contracts for aircraft certified by the Federal Aviation Administration in accordance with Statement of Position 81-1. These contracts usually provide for two major milestones: the manufacture of the “green” aircraft and its completion. Completion includes exterior painting and installation of customer-selected interiors and optional avionics. The company records revenue at two points: when green aircraft are delivered to and accepted by the customer and when the customer accepts final delivery of the fully outfitted aircraft. The company recognizes sales of all other aircraft products and services when the product is delivered or the service is performed.
     General and Administrative Expenses. G&A expenses were $1.1 billion in 2003, $903 in 2002 and $808 in 2001, and are included in operating costs and expenses on the Consolidated Statement of Earnings.
     Interest Expense, Net. Interest expense was $108 in 2003, $58 in 2002 and $68 in 2001. Interest payments were $79 in 2003, $55 in 2002 and $70 in 2001.
     Other Income (Expense), Net. Net other income in 2002 included a $36 pretax gain on the sale of some assets of the company’s Space Propulsion operations that were sold during the fourth quarter of 2002.
     Cash and Equivalents and Investments in Debt and Equity Securities. The company classifies its securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The company considers securities with a maturity of three months or less to be cash equivalents. The company adjusts all investments in debt and equity securities to fair value. The company recognizes market adjustments in the statement of earnings for trading securities and as a component of accumulated other comprehensive income for available-for-sale securities. The company had available-for-sale investments of $43 at December 31, 2003, and $50 at December 31, 2002. The company had no investments classified as trading securities at the end of either period.
     Accounts Receivable and Contracts in Process. Accounts receivable represent only amounts billed and currently due from customers. Recoverable costs and accrued profit related to long-term defense contracts and programs on which revenue has been recognized, but billings have not yet been presented to the customer (unbilled receivables) are included in contracts in process.
     Inventories. Work-in-process inventories represent aircraft components and are stated at the lower of cost (based on estimated average unit cost of the number of units in a production lot, or specific identification) or market. Raw materials are stated at the lower of cost (first-in, first-out method) or market. The company records pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value (determined at the time of trade and based on estimated fair value) or estimated net realizable value.

34	General Dynamics 2003 Annual Report

     Property, Plant and Equipment, Net. Property, plant and equipment are carried at historical cost, net of accumulated depreciation, depletion and amortization. Most of the company’s assets are depreciated using the straight-line method, with the remainder using accelerated methods. Buildings and improvements are depreciated over periods up to 50 years. Machinery and equipment are depreciated over periods up to 39 years. Depletion of mineral reserves is computed using the units-of-production method.
     Impairment of Long-Lived Assets. The company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The company assesses the recoverability of the cost of the asset based on a review of projected undiscounted cash flows. In the event an impairment loss is identified, it is recognized based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset. If an asset is held for sale, the company reviews its estimated fair value less cost to sell.
     Environmental Liabilities. The company accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. The company recorded cleanup and other environmental exit costs related to sold businesses at the time of disposal. Recorded liabilities have not been discounted. To the extent the U.S. government has specifically agreed to pay the ongoing maintenance and monitoring costs at sites currently used in the conduct of the company’s government contracting business, the company treats these costs as contract costs and recognizes the costs as paid.
     Fair Value of Financial Instruments. The company’s financial instruments include cash and equivalents, accounts receivable, accounts payable, short- and long-term debt and derivative financial instruments. The company estimates the fair value of these financial instruments as follows:

•	Cash and equivalents, accounts receivable and accounts payable: fair value approximates carrying value due to the short-term nature of these instruments.
•	Short- and long-term debt: fair value is generally based on quoted market prices.
•	Derivative financial instruments: fair value is based on valuation models that use observable market quotes.

     The differences between the estimated fair value and carrying value of the company’s financial instruments were not material as of December 31, 2003 and 2002.
     Stock-Based Compensation. The company accounts for its incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. The company measures compensation expense for stock options as the excess, if any, of the quoted market price of the company’s stock at the measurement date over the exercise price. The company records stock awards at fair value at the date of the award. See Note P for a description of the company’s equity compensation plans.
     Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, the company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

Year Ended December 31		2003	2002	2001

Net earnings, as reported		$1,004	$917	$943

Add: Stock-based compensation expense included in reported net earnings, net of tax (a)		14	15	31

Deduct: Total fair value-based compensation expense, net of tax		42	43	53

	Pro forma	$976	$889	$921

Net earnings
Per share—basic:	As reported	$5.08	$4.55	$4.69
	Pro forma	$4.93	$4.41	$4.58

Net earnings
Per share—diluted:	As reported	$5.04	$4.52	$4.65
	Pro forma	$4.90	$4.38	$4.54

Weighted average fair value of options granted		$10.95	$21.31	$17.67

(a)	Represents restricted stock grants under the company’s 1997 Incentive Compensation Plan.

     The compensation cost calculated under the fair value approach shown above is recognized over the vesting period of the stock options. Fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2003, 2002 and 2001, respectively:

•	Expected dividend yields of 2.17 percent, 1.38 percent and 1.30 percent;
•	Expected volatility of 31.9 percent, 32.9 percent and 30.8 percent;
•	Risk-free interest rates of 1.73 percent, 2.98 percent and 4.70 percent; and
•	Expected lives of 27 to 51 months in 2003 and 2002, and 31 to 54 months in 2001.

General Dynamics 2003 Annual Report	35

     Translation of Foreign Currencies. The functional currencies for the company’s international operations are the respective local currencies. The company translates foreign currency balance sheets at the end-of-period exchange rates and earnings statements at the average exchange rates for each period. The company includes the resulting foreign currency translation adjustments in the calculation of accumulated other comprehensive income, which is included in shareholders’ equity on the Consolidated Balance Sheet.
     Classification. Consistent with defense industry practice, the company classifies assets and liabilities related to long-term production contracts as current, even though a portion of these amounts is not expected to be realized within one year. In addition, certain prior-year amounts have been reclassified to conform to the current-year presentation.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL, NET
In 2003, the company completed the following acquisitions for a total cost of approximately $3 billion, which was paid in cash:

Information Systems and Technology
•	Digital System Resources, Inc., (DSR) of Fairfax, Virginia, on September 10. DSR is a provider of surveillance and combat systems for submarines and surface ships.
•	Veridian Corporation (Veridian) of Arlington, Virginia, on August 11. Veridian provides the Department of Defense, the Department of Homeland Security and the intelligence community with network security and enterprise protection; intelligence, surveillance and reconnaissance systems development and integration; decision support; information systems development and integration; chemical, biological and nuclear detection capabilities; network and enterprise management services; and large-scale systems engineering.
•	Creative Technology Incorporated (CTI) of Herndon, Virginia, on March 31. CTI supports the intelligence community and the Department of Defense by delivering systems and network engineering, integration, software development, and operations and technical consulting.

Combat Systems
•	Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG (Steyr) of Vienna, Austria, on October 2. Steyr develops and manufactures armored combat vehicles, including the Pandur family of wheeled combat vehicles and the Ulan tracked infantry fighting vehicle.
•	Intercontinental Manufacturing Company (IMCO) of Garland, Texas, a division of Datron, Inc., on September 4. IMCO develops and manufactures aircraft bomb bodies for the U.S. armed services.
•	General Motors Defense (GM Defense) of London, Ontario, a business unit of General Motors Corporation, on March 1. GM Defense manufactures wheeled armored vehicles and turrets.

     In 2002, the company acquired the following businesses for a total cost of $275, which was paid in cash:

Information Systems and Technology
•	Command System Incorporated (CSI) of Fort Wayne, Indiana, on August 27. CSI provides command-and-control software and hardware to U.S. and international military markets.

Combat Systems
•	Eisenwerke Kaiserslautern GmbH i.I. (EWK) of Kaiserslautern, Germany, on October 31. EWK designs, develops and produces floating bridges and ferrying equipment for military forces worldwide.
•	Advanced Technical Products, Inc., (ATP) on June 14. ATP manufactures chemical and biological detection equipment and advanced composite-based products that are used on many U.S. fighter aircraft, helicopters and unmanned aerial vehicles.

     In 2001, the company acquired the following businesses for a total cost of approximately $1.4 billion, which was paid in cash:

Information Systems and Technology
•	Integrated Information Systems Group (IISG) of Scottsdale, Arizona, a business unit of Motorola, Inc., on September 28. IISG provides technologies, products and systems for information assurance, communications and situational awareness markets in the United States and abroad.

Combat Systems
•	Primex Technologies, Inc., (renamed Ordnance and Tactical Systems (OTS)) of St. Petersburg, Florida, on January 26. OTS provides medium- and large-caliber ammunition, propellants, satellite propulsion systems and electronics products to the United States and its allies, as well as domestic and international industrial customers.
•	Empresa Nacional Santa Bárbara de Industrias Militares, S.A., (Santa Bárbara) of Madrid, Spain, on July 25. Santa Bárbara produces combat vehicles and munitions.

Aerospace
•	Galaxy Aerospace Company LP (Galaxy) of Dallas, Texas, on June 5. Galaxy designs and manufactures the mid-cabin, high-speed Gulfstream G100 and the large-cabin, mid-range Gulfstream G200.

36	General Dynamics 2003 Annual Report

     The operating results of these businesses have been included with those of the company from their respective closing dates. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Certain of the estimates related to the Veridian, IMCO, DSR and Steyr acquisitions are still preliminary at December 31, 2003. The company is awaiting the completion of the identification and valuation of intangible assets acquired. The company expects these analyses to be completed during the first quarter of 2004.
      Intangible assets consisted of the following:

December 31	2003

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangible assets	$991	$(157)	$834
Other intangible assets	282	(105)	177

	$1,273	$(262)	$1,011

Unamortized intangible assets:
Trademarks	$19	$—	$19

December 31	2002

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangible assets	$481	$(104)	$377
Other intangible assets	252	(88)	164

	$733	$(192)	$541

Unamortized intangible assets:
Trademarks	$19	$—	$19

     The company amortizes contract and program intangible assets on a straight-line basis over periods ranging from 5 to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses, which are amortized over periods ranging from 5 to 15 years.
     Amortization expense was $70 in 2003, $34 in 2002 and $100 (including $70 of goodwill amortization) in 2001. The company expects to record annual amortization expense over the next five years as follows:

2004	$91
2005	$89
2006	$89
2007	$88
2008	$85

     The company adopted SFAS 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. The provisions of SFAS 142 eliminate amortization of goodwill and identifiable intangible assets with indefinite lives. Intangible assets with a finite life continue to be amortized over their useful life. The standard also requires an impairment assessment of goodwill and indefinite-lived intangible assets at least annually by applying a fair-value-based test. The company completed the required annual impairment test during the fourth quarter of 2003 and did not identify any impairment.
     The following table presents comparative earnings data as if SFAS 142 had been adopted January 1, 2001:

Year Ended December 31	2003	2002	2001 (Adjusted)

Reported net earnings	$1,004	$917	$943
Add back: Amortization, net of tax effect	—	—	45

Adjusted net earnings	$1,004	$917	$988

Basic earnings per share:
Reported basic net earnings per share	$5.08	$4.55	$4.69
Adjusted for amortization	—	—	0.22

Adjusted basic net earnings per share	$5.08	$4.55	$4.91

Diluted earnings per share:
Reported diluted net earnings per share	$5.04	$4.52	$4.65
Adjusted for amortization	—	—	0.22

Adjusted diluted net earnings per share	$5.04	$4.52	$4.87

General Dynamics 2003 Annual Report	37

     The changes in the carrying amount of goodwill by business group for the year ended December 31, 2003, were as follows:

	December 31, 2002	Acquisitions (a)	Other (b)	December 31, 2003

Information Systems and Technology	$2,213	$1,375	$(7)	$3,581
Combat Systems	756	1,091	113	1,960
Marine Systems	193	—	—	193
Aerospace	347	1	—	348
Resources	1	—	—	1

	$3,510	$2,467	$106	$6,083

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for currency translation.

C. DISCONTINUED OPERATIONS

The company exited its undersea fiber-optic cable-laying business in the fourth quarter of 2002 because of substantial overcapacity in the market and a lack of contract backlog. The results of this business’ operations had been included in the Information Systems and Technology group since 1998. The company recognized an after-tax loss of $134 in 2002, including an after-tax charge of $109 for ship lease obligations and the write-down of assets to net realizable value. In 2003, the company favorably settled some of the liabilities associated with this business, resulting in an after-tax gain of $7 from discontinued operations.
     The summary of operating results from discontinued operations follows:

Year Ended December 31	2003	2002	2001

Net sales	$—	$34	$109
Operating expenses	—	72	110

Operating income (loss)	—	(38)	(1)
Loss on disposal	10	(167)	—

Income (loss) before taxes	10	(205)	(1)
Tax (provision) benefit	(3)	71	1

Income (loss) from discontinued operations	$7	$(134)	$—

     Assets and liabilities of discontinued operations are recorded in other current assets and other current liabilities, respectively, on the Consolidated Balance Sheet and consisted of the following:

December 31	2003	2002

Current assets	$29	$68
Noncurrent assets	—	1

Assets of discontinued operations	$29	$69

Current liabilities	70	125

Liabilities of discontinued operations	$70	$125

D. EARNINGS PER SHARE
Basic earnings per share for all periods presented is computed using net earnings for the respective periods and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.
     Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2003	2002	2001

Basic weighted average shares outstanding	197,790	201,357	201,142
Assumed exercise of stock options (a)	1,237	1,467	1,608
Contingently issuable shares	125	28	157

Diluted weighted average shares outstanding	199,152	202,852	202,907

(a)	Excludes the following outstanding options to purchase shares of common stock because the options’ exercise price was greater than the average market price for the shares: year ended December 31, 2003-3,337; year ended December 31, 2002-2,195; year ended December 31, 2001-422.

38	General Dynamics 2003 Annual Report

E. INCOME TAXES

The net provision for income taxes for continuing operations is summarized as follows:

Year Ended December 31	2003	2002	2001

Current:
U.S. federal	$250	$369	$378
State (a)	1	3	16
Foreign	58	(18)	2

Total current	309	354	396

Deferred:
U.S. federal	126	164	115
State (a)	3	2	(1)
Foreign	5	13	—

Total deferred	134	179	114

Tax adjustments	(68)	—	(28)

	$375	$533	$482

(a)	The provision for state and local income taxes that is allocable to U.S. government contracts is included in operating costs and expenses on the Consolidated Statement of Earnings and, therefore, not included in the provision above.

     The reconciliation from the statutory federal income tax rate to the company’s effective income tax rate follows:

Year Ended December 31	2003	2002	2001

Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax adjustments	(5.0)	—	(2.0)
State tax on commercial operations, net of federal benefits	0.2	0.3	1.1
Qualified export sales exemption	(0.7)	(0.9)	(0.6)
Tax credits	(1.5)	(0.4)	(0.4)
Other, net	(0.7)	(0.4)	0.7

Effective income tax rate	27.3%	33.6%	33.8%

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

December 31	2003	2002

Postretirement and postemployment liabilities	$127	$127
A-12 termination	93	90
Tax loss carryforwards	63	33
Other	507	385

Deferred assets	$790	$635

Intangible assets	243	123
Property basis differences	128	71
Commercial pension asset	118	112
Capital Construction Fund	112	131
Long-term contract costing methods	102	56
Lease income	40	47
Other	47	38

Deferred liabilities	$790	$578

Net deferred tax asset	$—	$57

     The current portion of the net deferred tax asset was $333 at December 31, 2003, and $194 at December 31, 2002, and is included in other current assets on the Consolidated Balance Sheet. As of December 31, 2003, the company had U.S. and foreign operating loss carryforwards of $43, the majority of which begin to expire in 2017. The company had foreign investment tax credit carryforwards of $16 that begin to expire in 2011, and U.S. capital loss carryforwards of $4 that begin to expire in 2009. The company provided a valuation allowance totaling $56 as of December 31, 2003, and $48 as of December 31, 2002, on certain of its deferred tax assets, the recovery of which is uncertain.

     The Capital Construction Fund (CCF) is a program established by the U.S. government and administered by the Maritime Administration. The purpose of the program is to support the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. It provides for the deferral of federal and state income taxes on earnings derived from eligible programs as long as the funds are deposited and used for qualified activities. Unqualified withdrawals are subject to taxation plus interest. The CCF must be collateralized by qualified assets defined by the Maritime Administration. At December 31, 2003, the company had assigned approximately $297 in U.S. government accounts receivable to the CCF.
     Income tax payments were $268 in 2003, $377 in 2002 and $326 in 2001.
     In 2003, the company and the Internal Revenue Service (IRS) reached agreement with respect to the examination of the company’s income tax returns for 1996 to 1998. With the completion of this audit cycle, all of the

General Dynamics 2003 Annual Report	39

company’s consolidated federal income tax returns have been examined by the IRS through 1998. Based on the results of those examinations, the company reduced its liabilities for tax contingencies, recognizing a non-cash benefit of $49, or $.25 per share. The company settled various other outstanding state tax disputes during the year, resulting in a net non-cash benefit of $19, or $.10 per share.

     During the first quarter of 2001, the company reduced its liabilities for tax contingencies. The company recognized a non-cash benefit of $28, or $.14 per share, as a result of this adjustment.
     The IRS has commenced its examination of the company’s 1999 through 2002 income tax returns. On November 27, 2001, the company filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company anticipates that the years 1994 to 1998 will be added to this suit. The suit seeks recovery of refund claims that were disallowed by the IRS at the administrative level. If the court awards a full recovery to the company, the refund could exceed $100 (including after-tax interest). The company expects the litigation to take several years to resolve. The company has recognized no income from this matter.
     The company has recorded liabilities for tax contingencies for open years. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS

Contracts in process represent costs and accrued profit related to defense contracts and programs and consisted of the following:

December 31	2003	2002

Contract costs and estimated profits	$17,700	$15,301
Other contract costs	749	711

	18,449	16,012
Less advances and progress payments	15,901	14,098

	$2,548	$1,914

     Contract costs include production costs and related overhead, such as G&A expenses, as well as contract recoveries for such matters as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $21 as of December 31, 2003, and $29 as of December 31, 2002. The company records revenue associated with these matters as either income or as an offset against a potential loss only when recovery can be reliably estimated and realization is probable. Other contract costs represent amounts required to be recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. The company expects to recover these costs through ongoing business, including both existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or one of two suppliers on long-term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

G. INVENTORIES

Inventories primarily represent commercial aircraft components and consisted of the following:

December 31	2003	2002

Work in process	$614	$750
Raw materials	389	396
Pre-owned aircraft	103	230
Other (a)	54	29

	$1,160	$1,405

(a)	Consists primarily of coal and aggregates.

H. PROPERTY, PLANT AND EQUIPMENT, NET

The major classes of property, plant and equipment were as follows:

December 31	2003		2002

Machinery and equipment	$2,303		$2,013
Buildings and improvements	1,188		1,096
Land and improvements	205		192
Construction in process	131		91
Mineral reserves	76		77

	3,903	(a)	3,469	(a)
Less accumulated depreciation, depletion and amortization	1,818		1,613

	$2,085		$1,856

(a)	The U.S. government provides certain of the company’s plant facilities; the company does not include these facilities above.

40	General Dynamics 2003 Annual Report

I. DEBT

Debt consisted of the following:

December 31	Maturity Dates	Range of Interest Rates	2003	2002

Fixed-rate notes	2006–2015	2.125%–5.375%	$3,094	$—
Floating-rate notes	2004	1.50%	500	500
Commercial paper, net of unamortized discount	2004	1.10%	183	714
Senior notes	2008	6.32%	150	150
Term debt	2008	7.50%	40	45
Other	Various	Various	76	62

			4,043	1,471
Less current portion			747	750

			$3,296	$721

     On April 3, 2003, the company filed a Form S-3 Registration Statement (the Registration Statement) with the Securities and Exchange Commission to register $3 billion of debt securities under the Securities Act of 1933, as amended (the Securities Act). On May 15, 2003, the company issued $2 billion of fixed-rate notes pursuant to the Registration Statement, consisting of the following:

•	$500 aggregate principal amount of 2.125 percent notes maturing in 2006;
•	$500 aggregate principal amount of 3.000 percent notes maturing in 2008; and
•	$1 billion aggregate principal amount of 4.250 percent notes maturing in 2013.

     On August 14, 2003, the company extended the debt registered to $3.1 billion and issued an additional $1.1 billion of fixed-rate notes pursuant to the Registration Statement, consisting of the following:

•	$700 aggregate principal amount of 4.500 percent notes maturing in 2010; and
•	$400 aggregate principal amount of 5.375 percent notes maturing in 2015.

     The proceeds were used to repay a substantial portion of the company’s outstanding commercial paper.

     As of December 31, 2003, the company had outstanding $500 aggregate principal amount of three-year floating-rate notes due September 1, 2004, which are registered under the Securities Act. Interest on the notes resets quarterly at three-month LIBOR plus 0.22 percent, and is payable each March, June, September and December. The notes had an average interest rate of 1.50 percent for the year ended December 31, 2003.
     The fixed-rate notes and the floating-rate notes are fully and unconditionally guaranteed by certain of the company’s 100-percent-owned subsidiaries. The notes are redeemable at the company’s option in whole or in part at any time prior to their maturity at 100 percent of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed and any applicable make-whole amounts. See Note S for condensed consolidating financial statements.
     As of December 31, 2003, the company had $183 of commercial paper outstanding at an average yield of approximately 1.1 percent with an average maturity of approximately 10 days. The company has $2 billion in bank credit facilities that serve as back-up liquidity facilities to the commercial paper program. These credit facilities consist of a $1 billion 364-day facility expiring in July 2004, with provision to extend for one year at the company’s option when drawn, and a $1 billion multiyear facility expiring in July 2006. The company’s commercial paper issuances and the bank credit facilities are guaranteed by certain of the company’s 100-percent-owned subsidiaries. Additionally, certain international subsidiaries have available local bank credit facilities of approximately $200.
     The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semi-annually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap, which fixes its foreign currency variability on both the principal and interest components of these notes. As of December 31, 2003, the fair value of this currency swap was an $18 liability. The senior notes are backed by a parent company guarantee.
     The company assumed the term debt in connection with its acquisition of Primex Technologies, Inc. Sinking fund payments of $5 are required in December of each of the years 2004 through 2007, with the remaining

General Dynamics 2003 Annual Report	41

$20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

     As of December 31, 2003, other debt consisted primarily of $42 related to various debt facilities assumed in the acquisition of Steyr and a $15 note payable to a Spanish insurance company. Annual principal payments on the note payable are $13 in 2004 and $1 in 2005, with the balance due in 2006. Interest is payable each December at a rate of 3.85 percent annually. The debt associated with the acquisition of Steyr is scheduled to be extinguished during the first half of 2004.
     Certain of the company’s financing arrangements contain a number of customary covenants and restrictions, including a minimum net worth threshold. The company was in compliance with all material covenants as of December 31, 2003.

J. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

December 31	2003	2002

Billings in excess of costs and estimated profits	$792	$516
Workers’ compensation	548	509
Customer deposits on commercial contracts	465	384
Salaries and wages	371	222
Retirement benefits	306	274
Liabilities of discontinued operations	70	125
Other (a)	1,000	746

	$3,552	$2,776

(a)	Consists primarily of contract-related costs assumed in business acquisitions, dividends payable, environmental remediation reserves and warranty reserves.

K. OTHER LIABILITIES

Other liabilities consisted of the following:

December 31	2003	2002

Deferred U.S. federal income taxes	$351	$197
Retirement benefits	340	350
Customer deposits on commercial contracts	77	87
Accrued costs of disposed businesses (a)	63	67
Other (b)	519	528

	$1,350	$1,229

(a)	Consists primarily of liabilities for postretirement benefits, environmental and legal costs.
(b)	Consists primarily of liabilities for tax contingencies for open years, warranty reserves and workers’ compensation.

L. SHAREHOLDERS’ EQUITY

Authorized Stock. On May 1, 2002, the company’s shareholders approved an amendment to the company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 300 million shares to 500 million shares of $1 per share par value common stock. Other authorized capital stock of the company consists of 50 million shares of $1 per share par value preferred stock issuable in series, with the rights, preferences and limitations of each series to be determined by the board of directors.
     Dividends per Share. Dividends per share were $1.28 in 2003, $1.20 in 2002 and $1.12 in 2001.
     Shares Issued and Outstanding. The company had 240,940,317 shares of common stock issued as of December 31, 2003 and 2002. The company had 197,966,192 shares of common stock outstanding as of December 31, 2003, and 200,993,102 shares outstanding as of December 31, 2002. No shares of the company’s preferred stock were outstanding as of either date.

M. FINANCE OPERATION

The company leases three liquefied natural gas (LNG) tankers to an unrelated company. The leases are financed by privately placed bonds, which are secured by the LNG tankers. The bonds are callable under certain conditions and are nonrecourse to the company. Accordingly, the company is not obligated to repay the debt in the event the lessee defaults on the lease payments. Outstanding debt was $3 at December 31, 2003, and $21 at December 31, 2002. The final principal payment of $3 is scheduled to be made in 2004. The weighted average interest rate on the debt is 6.2 percent.
     The leases are classified as direct financing leases and extend through 2009. The components of the company’s net investment in the leases receivable were as follows:

December 31	2003	2002

Aggregate future minimum lease payments	$133	$164
Unguaranteed residual value	38	38
Unearned interest income	(51)	(64)

	$120	$138

     The company is scheduled to receive minimum lease payments of $24 in 2004 and $21 in 2005, 2006, 2007 and 2008.

42	General Dynamics 2003 Annual Report

N. FOREIGN EXCHANGE RISK MANAGEMENT

The company is subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers and certain inter-company transactions in foreign currencies.
     The company periodically enters into derivative financial instruments, principally foreign currency forward purchase and sale contracts, typically with terms of less than one year. These instruments are designed to hedge the company’s exposure to changes in exchange rates related to both known and anticipated inter-company and third-party sale and purchase commitments made in non-functional currencies. The company also has a currency swap designated as a cash flow hedge that fixes its foreign currency variability on both the principal and interest components of U.S. dollar-denominated debt held by one of the company’s Canadian subsidiaries, as discussed in Note I. There were no derivative financial instruments designated as fair value or net investment hedges during the year ended December 31, 2003. As a matter of policy, the company does not engage in interest rate or currency speculation.
     All derivative financial instruments are recognized on the Consolidated Balance Sheet at fair value. Changes in fair value of derivative financial instruments are recorded in the Consolidated Statement of Earnings or in accumulated other comprehensive income depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.
     For derivative financial instruments not designated as cash flow hedges, the company marks these forward contracts to market each period and records the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments offset gains and losses on the assets, liabilities and other transactions being hedged.
     Gains and losses related to forward exchange contracts that qualify as cash flow hedges and the currency swap are deferred in accumulated other comprehensive income with a corresponding asset or liability until the underlying transaction occurs. The gains and losses reported in accumulated other comprehensive income will be reclassified to earnings upon completion of the underlying transaction being hedged.
     As of December 31, 2003, the fair value of the currency swap was an $18 liability, which offset the effect of changes in the currency exchange rate on the related debt. The fair value of outstanding forward exchange contracts was not material. Net gains and losses recognized in earnings in 2003 were not material. The company expects the amount of gains and losses in accumulated other comprehensive income that will be reclassified to earnings in 2004 will not be material.

O. COMMITMENTS AND CONTINGENCIES

Litigation

Termination of A-12 Program. In January 1991, the Navy terminated the company’s A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas, now owned by The Boeing Company, (the contractors), were parties to the contract with the Navy; each had full responsibility to the Navy for performance under the contract; and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1.4 billion in unliquidated progress payments, but agreed to defer collection of the amount pending a decision by the U.S. Court of Federal Claims on the contractors’ challenge to the termination for default, or a negotiated settlement.
     On December 19, 1995, the U.S. Court of Federal Claims issued an order converting the termination for default to a termination for convenience. On March 31, 1998, a final judgment was entered in favor of the contractors for $1.2 billion plus interest.
     On July 1, 1999, the U.S. Court of Appeals for the Federal Circuit remanded the case for determination of whether the government’s default termination was justified. On August 31, 2001, following the trial on remand, the Trial Court issued an opinion upholding the default termination of the A-12 contract. In its opinion, the Trial Court rejected all of the government’s arguments to sustain the default termination except for the government’s schedule arguments, as to which the Trial Court held that the schedule the government unilaterally imposed was reasonable and enforceable, and that the government had not waived that schedule. On the sole ground that the contractors were not going to deliver the first aircraft on the date provided in the unilateral schedule, the Trial Court upheld the default termination and entered judgment for the government.
     On November 30, 2001, the company filed its notice of appeal, and on January 9, 2003, the appeal was argued before a three-judge panel of the Court of Appeals. On March 17, 2003, the Court of Appeals vacated the Trial Court’s judgment and remanded the case to the Trial Court for further proceedings. The Court of Appeals found that the Trial Court misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the Court of Appeals held that in order to uphold a termination for default the Trial Court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. This is a determination the company does not believe is supported by the

General Dynamics 2003 Annual Report	43

evidence. A government petition for rehearing in the Court of Appeals was denied on August 27, 2003, and the case was again remanded to the Trial Court for further proceedings.

     If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.1 billion at December 31, 2003. This would result in a liability for the company of approximately $1.2 billion pretax, $700 after-tax, to be taken as a charge against discontinued operations. The company believes it has sufficient resources to pay such an obligation if required.
     Final Analysis. On May 28, 2003, Final Analysis Communication Systems, Inc. (FACS), a Maryland corporation, served the company with a complaint it filed on January 30, 2003, in the United States District Court for the District of Maryland. On November 18, 2003, FACS filed an amended complaint alleging that the company breached contracts among the company, FACS and FACS’ then-corporate parent, Final Analysis, Inc., a Maryland corporation currently a debtor in the Bankruptcy Court for the District of Maryland. It also purports to allege various tort claims for fraud, defamation and tortious interference with contractual and business relations. The amended complaint alleges monetary damages in excess of $500, plus punitive damages. On December 3, 2003, the company filed its response to the amended complaint, including a motion to dismiss the purported tort claims. The company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.
     Glen Cove. On August 8, 2003, a subsidiary of the company received a grand jury subpoena issued by the United States Attorney’s Office for the Eastern District of New York relating to its Glen Cove, New York operations for the period from January 1, 2000, to August 8, 2003. Such operations were acquired by the company in June, 2002. The company conducted an internal investigation of the Glen Cove operations through outside counsel and intends to fully cooperate with the government. As a result of its investigation, management made changes to the Glen Cove operations, and subsequently announced the facility’s closure effective year-end 2004. While the government investigation will continue for some additional period of time, the company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.
     Other. Various claims and other legal proceedings incidental to the normal course of business are pending or threatened against the company. While the company cannot predict the outcome of these matters, the company believes any potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on its results of operations, financial condition or cash flows.

Environmental

The company is subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental responses at some of its current and former facilities, and at third-party sites not owned by the company but where it has been designated a Potentially Responsible Party (PRP) by the Environmental Protection Agency or a state environmental agency. The company is also involved in the investigation, cleanup and remediation of various conditions at current and former company sites where the release of hazardous materials may have occurred. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable costs and, therefore, reimbursed by the U.S. government. Based on a site-by-site review and analyses by outside counsel and environmental consultants, the company believes that its liability at any individual site, or in the aggregate, arising from such sites at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP, is not material to its results of operations, financial condition or cash flows. Moreover, based on all known facts and analyses, the company does not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to its results of operations, financial condition or cash flows.

Minimum Lease Payments

Total rental expense under operating leases was $113 in 2003, $98 in 2002 and $93 in 2001. Operating leases are primarily for facilities and equipment. Future minimum lease payments due during the next five years are as follows:

2004	$112
2005	109
2006	91
2007	71
2008	53
2009 and thereafter	248

$684

Other

In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling $921 at December 31, 2003. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

44	General Dynamics 2003 Annual Report

     As a government contractor, the company is from time to time subject to U.S. government investigations relating to its operations, including claims for fines, penalties and compensatory and treble damages. The company believes, based on current available information, that the outcome of such ongoing government disputes and investigations will not have a material effect on its results of operations, financial condition or cash flows.

     On June 5, 2001, the company acquired substantially all of the assets of Galaxy Aerospace Company LP. The selling parties may receive additional payments, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets.
     As of December 31, 2003, in connection with orders for six Gulfstream G550s and one Gulfstream G200 aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (principally Gulfstream aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2005 and totaled $229 as of December 31, 2003, down from $551 at December 31, 2002. Beyond these commitments, additional aircraft trade-ins are likely to be accepted throughout the year in connection with future orders for new aircraft.
     The company provides product warranties to its customers associated with certain product sales, particularly business aircraft. The company has also offered, on a limited basis, a five-year maintenance program that supplements the standard product warranties on Gulfstream G200, Gulfstream G400 and Gulfstream G550 aircraft models. The company records estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based on the estimated number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments, and is included in other current liabilities and other liabilities on the Consolidated Balance Sheet.
     The changes in the carrying amount of warranty liabilities for the year ended December 31, 2003, were as follows:

	December 31, 2002	Warranty Expense	Payments	Adjustments (a)	December 31, 2003

Warranty liabilities	$137	$86	$(60)	$51	$214

(a)	Includes warranty liabilities assumed in connection with acquisitions.

P. EQUITY COMPENSATION PLANS

As of December 31, 2003, the company has various equity compensation plans for employees as well as non-employee members of the board of directors, including:

•	The General Dynamics Corporation 1997 Incentive Compensation Plan (Incentive Compensation Plan);
•	The General Dynamics United Kingdom Share Save Plan (U.K. Plan);
•	The General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (Directors’ Stock Plan); and
•	Various equity compensation plans assumed with the acquisition of Gulfstream in 1999 (Gulfstream Plans).

     Under the Incentive Compensation Plan, awards may be granted to employees in cash, common stock, options to purchase common stock, restricted shares of common stock or any combination of these. Awards of stock options and restricted stock are intended to qualify as deductible, performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code). Incentive Compensation Plan awards of cash and unrestricted stock are not designed to be deductible by the company under Section 162(m).

     Stock options may be granted either as incentive stock options, intended to qualify under Section 422 of the Code, or as options not qualified under the Code. All options are issued with an exercise price at or above 100 percent of the fair market value of the common stock on the date of grant. Awards under the Incentive Compensation Plan generally vest over two years, with 50 percent of the options vesting on the one-year anniversary of the date of grant and the remaining 50 percent vesting on the two-year anniversary of the date of grant.
     A grant of restricted shares pursuant to the Incentive Compensation Plan is a transfer of shares of common stock, for such consideration and subject to such restrictions as the Compensation Committee (or its subcommittee) may determine. Until the end of the applicable period of restriction, the restricted shares may not be sold, transferred, pledged, assigned or otherwise alienated or hypothecated. However, during the period of restriction, the recipient of restricted shares is entitled to vote

General Dynamics 2003 Annual Report	45

the restricted shares and to retain cash dividends paid thereon. Awards of restricted shares may be granted pursuant to a performance formula whereby the number of shares initially granted increases or decreases based on the increase or decrease in the price of the common stock over a performance period.

     On March 3, 2004, the company’s board of directors adopted the General Dynamics Corporation Equity Compensation Plan (the Equity Compensation Plan) and recommended submission to shareholders for their approval at the annual meeting of shareholders to be held on May 5, 2004. The purpose of the Equity Compensation Plan is to provide the company with an effective means of attracting, retaining and motivating officers, key employees and non-employee directors, and to provide them with incentives to enhance the growth and profitability of the company.
     The Equity Compensation Plan is intended to replace, on a prospective basis, the Incentive Compensation Plan and the Directors’ Stock Plan (the prior plans). If the shareholders approve the Equity Compensation Plan, no new grant of awards will be made under the prior plans. Any awards previously granted under the prior plans will remain outstanding thereunder and will, among other things, continue to vest and become exercisable in accordance with their original terms and conditions. In the event the Equity Compensation Plan does not receive shareholder approval prior to March 3, 2005, the Equity Compensation Plan will terminate, no grant of awards will be made or exist thereunder and the prior plans will continue in effect.
     Under the U.K. Plan, employees of General Dynamics U.K. Ltd. may invest designated amounts in a savings account to be used to purchase a specified number of shares of common stock, based on option grants that the employee may receive, at an exercise price of not less than 80 percent of the fair market value of the common stock. The options may be exercised three, five or seven years after the date of grant.
     Options granted under the Gulfstream Plans prior to the company’s acquisition of Gulfstream were subject to different vesting periods based on the terms of the plans. At the time of the acquisition, substantially all of the outstanding Gulfstream options became fully vested. No additional awards or grants may be made under the Gulfstream Plans.
     Under the Directors’ Stock Plan, the company may also grant awards of cash, common stock, options to purchase common stock, restricted shares of common stock or any combination of these to any member of the company’s board of directors who is not an employee of the company.
     There were 1,338,461 shares of restricted stock outstanding at December 31, 2003. Information with respect to restricted stock awards follows:

Year Ended December 31	2003	2002	2001

Number of shares awarded	408,064	375,043	340,888
Weighted average grant price	$58.54	$88.23	$71.39

     At December 31, 2003, in addition to the shares reserved for issuance on the exercise of options outstanding, 3,609,413 shares have been authorized for options and restricted stock that may be granted in the future. Information with respect to stock options follows:

		Weighted-Average		Weighted-Average
	Shares Under Option	Exercise Prices	Shares Exercisable	Exercise Prices

Outstanding at December 31, 2000	6,573,599	$44.57	3,023,399	$42.45
Granted	2,418,080	72.18
Exercised	(1,766,787)	42.61
Canceled	(158,779)	53.29

Outstanding at December 31, 2001	7,066,113	54.31	3,237,568	46.02
Granted	2,254,000	93.89
Exercised	(1,505,046)	43.56
Canceled	(152,542)	72.13

Outstanding at December 31, 2002	7,662,525	67.64	4,119,791	52.87
Granted	3,591,482	57.17
Exercised	(1,475,604)	50.49
Canceled	(109,784)	66.14

Outstanding at December 31, 2003	9,668,619	$66.35	4,679,212	$66.17

46	General Dynamics 2003 Annual Report

     Information with respect to stock options outstanding and exercisable at December 31, 2003, is as follows:

	Options Outstanding			Options Exercisable

	Number Outstanding at	Weighted-Average	Weighted-Average	Number Exercisable at	Weighted-Average
Range of Exercise Prices	12/31/03	Remaining Contractual Life	Exercise Price	12/31/03	Exercise Price

$4.10	17,375	0.85	$4.10	17,375	$4.10
42.72-56.81	1,575,113	1.30	43.32	1,486,592	43.19
56.85-63.03	3,779,895	3.84	57.14	323,711	59.08
63.41-73.59	1,735,758	2.13	70.70	1,666,845	70.75
76.02-104.48	2,560,478	3.05	91.59	1,184,689	91.44

	9,668,619			4,679,212

Q. RETIREMENT PLANS

The company provides defined benefit pension and other postretirement benefits to certain eligible employees. The following is a reconciliation of the benefit obligations, plan/trust assets and funded status of the company’s plans:

	Pension Benefits		Other Postretirement Benefits

	2003	2002	2003	2002

Change in Benefit Obligation
Benefit obligation at beginning of year	$(5,599)	$(5,162)	$(1,163)	$(984)
Service cost	(178)	(157)	(15)	(13)
Interest cost	(384)	(366)	(78)	(69)
Amendments	38	(25)	80	(5)
Actuarial loss	(593)	(177)	(88)	(173)
Acquisitions/other	(105)	(5)	(18)	7
Foreign currency exchange rate changes	(23)	1	—	—
Benefits paid	286	292	82	74

Benefit obligation at end of year	$(6,558)	$(5,599)	$(1,200)	$(1,163)

Change in Plan/Trust Assets
Fair value of assets at beginning of year	$5,329	$6,107	$295	$324
Actual return on plan/trust assets	1,152	(486)	55	(16)
Acquisitions	107	3	2	—
Employer contributions	61	15	43	32
Curtailment/settlement/other	(8)	(17)	—	—
Foreign currency exchange rate changes	23	(1)	—	—
Benefits paid	(286)	(292)	(51)	(45)

Fair value of assets at end of year	$6,378	$5,329	$344	$295

Funded Status Reconciliation
Funded status	$(180)	$(270)	$(856)	$(868)
Unrecognized net actuarial loss	496	525	299	247
Unrecognized prior service cost	160	232	(34)	49
Unrecognized transition obligation	—	—	12	23

Prepaid (accrued) benefit cost	$476	$487	$(579)	$(549)

     The accumulated benefit obligation for all defined benefit pension plans was $5,821 at December 31, 2003, and $4,919 at December 31, 2002. The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date excluding assumptions about future compensation levels.

General Dynamics 2003 Annual Report	47

     Net periodic pension and other postretirement benefit costs consisted of the following:

	Pension Benefits			Other Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$178	$157	$130	$15	$13	$11
Interest cost	384	366	338	77	69	62
Expected return on plan assets	(522)	(520)	(486)	(26)	(26)	(25)
Recognized net actuarial gain	(4)	(25)	(41)	7	(2)	(3)
Amortization of unrecognized transition (asset) obligation	—	(2)	(7)	11	11	11
Amortization of prior service cost	35	36	33	2	3	(1)

Net periodic cost (income)	$71	$12	$(33)	$86	$68	$55

     The following table presents the assumptions used to determine the company’s benefit obligations and net periodic pension and other postretirement benefit costs.

	Pension Benefits			Other Postretirement Benefits

Assumptions at December 31	2003	2002	2001	2003	2002	2001

Weighted average used to determine benefit obligations
Discount rate	6.25%	7.00%	7.25%	6.25%	7.00%	7.25%
Varying rates of increase in compensation levels based on age	4.00-11.00%	4.00-11.00%	4.00-11.00%

Weighted average used to determine net cost for the year ended
Discount rate	7.00%	7.25%	7.50%	7.00%	7.25%	7.50%
Expected weighted average long-term rate of return on assets	8.26%	8.34%	8.16%	8.00%	8.00%	8.00%
Varying rates of increase in compensation levels based on age	4.00-11.00%	4.00-11.00%	4.00-11.00%
Assumed health care cost trend rate for next year:
Post-65 claim groups				10.75%	11.75%	4.75%
Pre-65 claim groups				10.75%	11.75%	4.75%

     The company relies on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and the current and expected asset allocation strategy to determine its expected long-term rate of return assumptions.

     Pension Benefits. As of December 31, 2003, the company had eight noncontributory and five contributory trusteed, qualified defined benefit pension plans covering substantially all of its government business employees, and two noncontributory plans covering substantially all of its commercial business employees. Under certain plans, benefits are a function primarily of both the employee’s years of service and level of compensation; under other plans, benefits are a function primarily of years of service.
     It is the company’s policy to fund the plans to the maximum extent deductible under existing federal income tax regulations. Such contributions are intended to provide not only for benefits attributed to service to date, but also for benefits to be earned in the future. The company expects to contribute approximately $30 to its pension plans in 2004.
     The company’s pension investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. Target allocation percentages vary over time depending on the perceived risk of various asset classes and existing market conditions. The company invests almost exclusively in U.S. publicly traded securities and may use derivative instruments on a non-leveraged basis to gain exposure to an asset class or to reduce anticipated asset volatility.
     The pension plans’ weighted average asset allocations at December 31, 2003 and 2002, by asset category, are as follows:

December 31	2003	2002

U.S. common stocks	61%	53%
U.S. common stocks with risk-mitigating hedges	35%	13%
Fixed income	4%	34%

	100%	100%

48	General Dynamics 2003 Annual Report

     The company amortizes changes in prior service cost resulting from plan amendments on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

     The company uses a December 31 measurement date for its plans.
     The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government plans. The amount contributed to certain plans, charged to contracts and included in net sales has exceeded the net periodic pension cost as determined under SFAS No. 87. The company has deferred recognition of earnings resulting from this difference to provide a better matching of revenues and expenses. Similarly, pension settlements and curtailments under the government plans have also been deferred. These deferrals have been classified against the prepaid pension cost related to these plans.
     The company’s commercial plans’ net prepaid pension cost of $336 and $321 at December 31, 2003 and 2002, respectively, is included in other noncurrent assets on the Consolidated Balance Sheet.
     In addition to the qualified defined benefit plans, the company provides eligible employees the opportunity to participate in defined contribution savings plans, which permit contributions on both a pretax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate upon commencement of employment with the company. Under most plans, the employee may contribute to various investment alternatives, including investment in the company’s common stock. In certain plans, the company matches a portion of the employees’ contributions with contributions to a fund that invests in the company’s common stock. The company’s contributions to the defined contribution plans totaled $79 in 2003, $80 in 2002 and $64 in 2001. Approximately 17 and 15 million shares of the company’s common stock were held by the defined contribution plans at December 31, 2003 and 2002, respectively.
     The company also sponsors several unfunded non-qualified supplemental executive plans, which provide participants with additional benefits, including excess benefits over limits imposed on qualified plans by federal law. The recorded liability and expense related to these plans are not material to the company’s results of operations or financial condition.

     Other Postretirement Benefits. The company maintains plans providing postretirement health care coverage for many of its current and former employees and postretirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service and salary level at retirement. The coverage provided and the extent to which the retirees share in the cost of the program vary throughout the company. Both health and life insurance benefits are provided only to those employees who retire directly from the service of the company and not to those who terminate service/seniority prior to eligibility for retirement.

     The company maintains several Voluntary Employees’ Beneficiary Association (VEBA) trusts for certain plans. It is the company’s policy to fund the VEBAs in accordance with existing federal income tax regulations. At December 31, 2003, the majority of the VEBA trusts’ assets were invested in diversified U.S. common stocks with risk-mitigating hedges, U.S. fixed income securities and bank notes. For non-funded plans, claims are paid as received. The company expects to contribute approximately $44 to its other postretirement benefit plans in 2004.
     The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to a VEBA and, for non-funded plans, recovery of claims paid. The net periodic postretirement benefit cost exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process until such time that the cost is allocable to contracts.
     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are assumed to decline gradually to 4.75 percent for post-65 and pre-65 claim groups in the year 2009 and thereafter over the projected payout period of the benefits. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the total service and interest cost is $5 and $(5), respectively, and the effect on the accumulated postretirement benefit obligation is $82 and $(70), respectively.
     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health care plans. The FASB issued Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in January 2004. FSP 106-1 permits a sponsor of a postretirement health care plan to make a one-time election to defer accounting for the effects of the Act until final authoritative guidance on the accounting for the federal subsidy is issued. As such, the company has elected to defer recognition of the effects of the Act. Depending on the transition provisions provided in the final guidance, the company may be required to change previously reported information upon adoption of the new standard. The accumulated postretirement benefit obligation and net periodic postretirement benefit costs disclosed above do not reflect the effects of the Act.

General Dynamics 2003 Annual Report	49

R. BUSINESS GROUP INFORMATION

The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from mission-critical information systems and technologies; land and expeditionary combat vehicles, armaments and munitions; shipbuilding and marine systems; and business aviation, respectively. The company also owns certain commercial operations that are identified for reporting purposes as Resources. The company measures each group’s profit based on operating earnings. As a result, net interest, other income and expense items and income taxes have not been allocated to the company’s business groups.
     Summary financial information for each of the company’s business groups follows:

	Net Sales			Operating Earnings			Sales to U.S. Government

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Information Systems and Technology	$4,978	$3,681	$2,691	$538	$436	$261	$3,982	$2,801	$1,991
Combat Systems	4,166	2,923	2,210	463	323	238	2,921	2,321	1,785
Marine Systems	4,271	3,650	3,612	216	287	310	3,966	3,435	3,403
Aerospace	2,946	3,289	3,265	218	447	625	158	249	140
Resources (a)	256	286	276	32	89	52	—	—	—

	$16,617	$13,829	$12,054	$1,467	$1,582	$1,486	$11,027	$8,806	$7,319

	Identifiable Assets			Capital Expenditures			Depreciation, Depletion and Amortization

	2003	2002	2001	2003	2002	2001	2003	2002	2001

Information Systems and Technology	$5,800	$3,613	$3,374	$52	$81	$54	$75	$51	$87
Combat Systems	4,682	2,439	2,118	94	49	43	80	43	56
Marine Systems	2,171	1,933	1,731	38	81	119	61	60	55
Aerospace	2,592	2,505	2,360	17	32	28	38	36	44
Resources (a)	165	293	313	18	15	20	17	16	16
Corporate (b)	773	948	1,173	5	6	92	6	7	6

	$16,183	$11,731	$11,069	$224	$264	$356	$277	$213	$264

(a)	Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.
(b)	Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

     The following table presents revenues by geographic area (based on the location of the company’s customers):

Year Ended December 31	2003	2002	2001

North America:
United States	$14,036	$12,041	$10,757
Canada	151	104	115
Other	151	85	29

Total North America	14,338	12,230	10,901

Europe	1,405	1,199	555
Africa/Middle East	324	202	426
Asia/Pacific	442	144	153
South America	108	54	19

	$16,617	$13,829	$12,054

50	General Dynamics 2003 Annual Report

S. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The fixed-rate notes and the floating-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the Guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the Guarantors on a combined basis (each Guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of December 31, 2003 and 2002, for the balance sheet, as well as the statements of earnings and cash flows for each of the three years in the period ended December 31, 2003.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

		Guarantors on a	Other Subsidiaries	Consolidating	Total
Year Ended December 31, 2003	Parent	Combined Basis	on a Combined Basis	Adjustments	Consolidated

Net Sales	$—	$13,652	$2,965	$—	$16,617
Cost of sales	(6)	11,621	2,444	—	14,059
General and administrative expenses	—	883	208	—	1,091

Operating Earnings	6	1,148	313	—	1,467
Interest expense	(88)	(3)	(17)	—	(108)
Interest income	—	1	9	—	10
Other income, net	(4)	—	7	—	3

Earnings from Continuing Operations before Income Taxes	(86)	1,146	312	—	1,372
Provision for income taxes	(47)	359	63	—	375
Discontinued operations, net of tax	—	7	—	—	7
Equity in net earnings of subsidiaries	1,043	—	—	(1,043)	—

Net Earnings	$1,004	$794	$249	$(1,043)	$1,004

		Guarantors on a	Other Subsidiaries	Consolidating	Total
Year Ended December 31, 2002	Parent	Combined Basis	on a Combined Basis	Adjustments	Consolidated

Net Sales	$—	$12,187	$1,642	$—	$13,829
Cost of sales	(31)	10,039	1,336	—	11,344
General and administrative expenses	—	798	105	—	903

Operating Earnings	31	1,350	201	—	1,582
Interest expense	(37)	(5)	(16)	—	(58)
Interest income	2	2	9	—	13
Other income, net	(4)	37	14	—	47

Earnings from Continuing Operations before Income Taxes	(8)	1,384	208	—	1,584
Provision for income taxes	7	467	59	—	533
Discontinued operations, net of tax	—	(134)	—	—	(134)
Equity in net earnings of subsidiaries	932	—	—	(932)	—

Net Earnings	$917	$783	$149	$(932)	$917

		Guarantors on a	Other Subsidiaries	Consolidating	Total
Year Ended December 31, 2001	Parent	Combined Basis	on a Combined Basis	Adjustments	Consolidated

Net Sales	$—	$11,454	$600	$—	$12,054
Cost of sales	(24)	9,285	499	—	9,760
General and administrative expenses	—	767	41	—	808

Operating Earnings	24	1,402	60	—	1,486
Interest expense	(52)	(4)	(12)	—	(68)
Interest income	4	4	4	—	12
Other expense, net	(34)	(32)	61	—	(5)

Earnings from Continuing Operations before Income Taxes	(58)	1,370	113	—	1,425
Provision for income taxes	(40)	499	23	—	482
Discontinued operations, net of tax	—	—	—	—	—
Equity in net earnings of subsidiaries	961	—	—	(961)	—

Net Earnings	$943	$871	$90	$(961)	$943

General Dynamics 2003 Annual Report	51

CONDENSED CONSOLIDATING BALANCE SHEET

		Guarantors on a	Other Subsidiaries	Consolidating	Total
December 31, 2003	Parent	Combined Basis	on a Combined Basis	Adjustments	Consolidated

ASSETS
Current Assets:
Cash and equivalents	$179	$—	$681	$—	$860
Accounts receivable	3	1,013	362	—	1,378
Contracts in process	46	2,069	433	—	2,548
Inventories
Work in process	—	606	8	—	614
Raw materials	—	365	24	—	389
Pre-owned aircraft	—	103	—	—	103
Other	—	43	11	—	54
Assets of discontinued operations	—	29	—	—	29
Other current assets	124	161	134	—	419

Total Current Assets	352	4,389	1,653	—	6,394

Noncurrent Assets:
Property, plant and equipment	150	3,188	565	—	3,903
Accumulated depreciation, depletion & amortization of PP&E	(30)	(1,593)	(195)	—	(1,818)
Intangible assets and goodwill	—	5,527	2,063	—	7,590
Accumulated amortization of intangible assets	—	(430)	(47)	—	(477)
Other assets	(28)	517	102	—	591
Investment in subsidiaries	13,672	—	—	(13,672)	—

Total Noncurrent Assets	13,764	7,209	2,488	(13,672)	9,789

	$14,116	$11,598	$4,141	$(13,672)	$16,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$683	$6	$58	$—	$747
Liabilities of discontinued operations	—	70	—	—	70
Other current liabilities	203	3,301	1,295	—	4,799

Total Current Liabilities	886	3,377	1,353	—	5,616

Noncurrent Liabilities:
Long-term debt	3,094	44	158	—	3,296
Other liabilities	364	846	140	—	1,350

Total Noncurrent Liabilities	3,458	890	298	—	4,646

Shareholders’ Equity:
Common stock, including surplus	838	5,315	2,268	(7,583)	838
Other shareholders’ equity	8,934	2,016	222	(6,089)	5,083

Total Shareholders’ Equity	9,772	7,331	2,490	(13,672)	5,921

	$14,116	$11,598	$4,141	$(13,672)	$16,183

52	General Dynamics 2003 Annual Report

CONDENSED CONSOLIDATING BALANCE SHEET

		Guarantors on a	Other Subsidiaries	Consolidating	Total
December 31, 2002	Parent	Combined Basis	on a Combined Basis	Adjustments	Consolidated

ASSETS
Current Assets:
Cash and equivalents	$55	$—	$273	$—	$328
Accounts receivable	—	867	207	—	1,074
Contracts in process	19	1,653	242	—	1,914
Inventories
Work in process	—	745	5	—	750
Raw materials	—	391	5	—	396
Pre-owned aircraft	—	230	—	—	230
Other	—	28	1	—	29
Assets of discontinued operations	—	69	—	—	69
Other current assets	122	139	47	—	308

Total Current Assets	196	4,122	780	—	5,098

Noncurrent Assets:
Property, plant and equipment	145	2,928	396	—	3,469
Accumulated depreciation, depletion & amortization of PP&E	(24)	(1,432)	(157)	—	(1,613)
Intangible assets and goodwill	—	3,473	1,004	—	4,477
Accumulated amortization of intangible assets	—	(377)	(30)	—	(407)
Other assets	263	214	230	—	707
Investment in subsidiaries	10,020	—	—	(10,020)	—

Total Noncurrent Assets	10,404	4,806	1,443	(10,020)	6,633

	$10,600	$8,928	$2,223	$(10,020)	$11,731

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$714	$6	$30	$—	$750
Liabilities of discontinued operations	—	125	—	—	125
Other current liabilities	83	2,836	788	—	3,707

Total Current Liabilities	797	2,967	818	—	4,582

Noncurrent Liabilities:
Long-term debt	500	65	156	—	721
Other liabilities	362	738	129	—	1,229

Total Noncurrent Liabilities	862	803	285	—	1,950

Shareholders’ Equity:
Common stock, including surplus	757	3,746	1,120	(4,866)	757
Other shareholders’ equity	8,184	1,412	—	(5,154)	4,442

Total Shareholders’ Equity	8,941	5,158	1,120	(10,020)	5,199

	$10,600	$8,928	$2,223	$(10,020)	$11,731

General Dynamics 2003 Annual Report	53

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

		Guarantors on a	Other Subsidiaries	Consolidating	Total
Year Ended December 31 , 2003	Parent	Combined Basis	on a Combined Basis	Adjustments	Consolidated

Net Cash Provided by Operating Activities From Continuing Operations	$(211)	$1,648	$295	$—	$1,732
Net Cash Used by Discontinued Operations	—	(9)	—	—	(9)

Net Cash Provided by Operating Activities	(211)	1,639	295	—	1,723

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(2,676)	(368)	—	—	(3,044)
Capital expenditures	(5)	(158)	(61)	—	(224)
Other, net	—	12	24	—	36

Net Cash Used by Investing Activities	(2,681)	(514)	(37)	—	(3,232)

Cash Flows From Financing Activities:
Issuance of fixed-rate notes	3,094	—	—	—	3,094
Net repayments of commercial paper	(529)	—	—	—	(529)
Purchases of common stock	(300)	—	—	—	(300)
Dividends paid	(249)	—	—	—	(249)
Other, net	57	2	(34)	—	25

Net Cash Provided by Financing Activities	2,073	2	(34)	—	2,041

Cash sweep by parent	943	(1,127)	184	—	—

Net Increase in Cash and Equivalents	124	—	408	—	532
Cash and Equivalents at Beginning of Year	55	—	273	—	328

Cash and Equivalents at End of Year	$179	$—	$681	$—	$860

Year Ended December 31, 2002

Net Cash Provided by Operating Activities From Continuing Operations	$(46)	$1,031	$141	$—	$1,126
Net Cash Used by Discontinued Operations	—	(1)	—	—	(1)

Net Cash Provided by Operating Activities	(46)	1,030	141	—	1,125

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(2)	(268)	(5)	—	(275)
Capital expenditures	(6)	(205)	(53)	—	(264)
Proceeds from sale of assets	15	108	10	—	133
Other, net	(5)	11	—	—	6

Net Cash Used by Investing Activities	2	(354)	(48)	—	(400)

Cash Flows From Financing Activities:
Net repayments of commercial paper	(451)	—	—	—	(451)
Net repayments of other debt	(5)	(58)	(35)	—	(98)
Dividends paid	(236)	—	—	—	(236)
Other, net	(90)	—	39	—	(51)

Net Cash Used by Financing Activities	(782)	(58)	4	—	(836)

Cash sweep by parent	707	(618)	(89)	—	—

Net Decrease in Cash and Equivalents	(119)	—	8	—	(111)
Cash and Equivalents at Beginning of Year	174	—	265	—	439

Cash and Equivalents at End of Year	$55	$—	$273	$—	$328

Year Ended December 31, 2001

Net Cash Provided by Operating Activities From Continuing Operations	$86	$810	$203	$—	$1,099
Net Cash Provided by Discontinued Operations	—	2	—	—	2

Net Cash Provided by Operating Activities	86	812	203	—	1,101

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(1,162)	(374)	85	—	(1,451)
Capital expenditures	(92)	(244)	(20)	—	(356)
Other, net	(19)	54	26	—	61

Net Cash Used by Investing Activities	(1,273)	(564)	91	—	(1,746)

Cash Flows From Financing Activities:
Net proceeds from commercial paper issuances	825	—	—	—	825
Net proceeds from floating-rate notes	500	—	—	—	500
Net repayments of other debt	(149)	(5)	1	—	(153)
Dividends paid	(219)	—	—	—	(219)
Other, net	(72)	14	13	—	(45)

Net Cash Provided by Financing Activities	885	9	14	—	908

Cash sweep by parent	323	(257)	(66)	—	—

Net Increase in Cash and Equivalents	21	—	242	—	263
Cash and Equivalents at Beginning of Year	153	—	23	—	176

Cash and Equivalents at End of Year	$174	$—	$265	$—	$439

54	General Dynamics 2003 Annual Report

STATEMENT OF FINANCIAL RESPONSIBILITY

To the Shareholders of General Dynamics Corporation:

The management of General Dynamics Corporation is responsible for the consolidated financial statements and all related financial information contained in this report. The financial statements, which include amounts based on estimates and judgments, have been prepared in accordance with accounting principles generally accepted in the United States of America applied on a consistent basis.

     The company maintains a system of internal accounting controls designed and intended to provide reasonable assurance that assets are safeguarded, that transactions are executed and recorded in accordance with management’s authorization and that accountability for assets is maintained. An environment that establishes an appropriate level of control consciousness is maintained and monitored by management. An important element of the monitoring process is an internal audit program that independently assesses the effectiveness of the control environment.
     The Audit Committee of the board of directors, which is composed of five outside directors, meets periodically and, when appropriate, separately with the independent auditors, management and internal audit to review the activities of each.
     The financial statements have been audited by KPMG LLP, independent auditors, whose report follows.

Michael J. Mancuso	John W. Schwartz
Senior Vice President and Chief Financial Officer	Vice President and Controller

INDEPENDENT AUDITORS’ REPORT

To General Dynamics Corporation:

We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related Consolidated Statements of Earnings, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.
     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The condensed consolidating financial statements provided in Note S are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These condensed consolidating financial statements have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.
     As discussed in Note B to the consolidated financial statements, General Dynamics Corporation changed its method of accounting for goodwill and other intangible assets effective January 1, 2002, to adopt the provisions of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

KPMG LLP

McLean, Virginia
January 20, 2004

General Dynamics 2003 Annual Report	55

SUPPLEMENTARY DATA (Unaudited)

	2003				2002

	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q

Net sales	$4,834	$4,427	$3,935	$3,421	$3,937	$3,284	$3,506	$3,102
Operating earnings	414	357	378	318	366	424	423	369
Net earnings from continuing operations	279	255	242	221	269	278	272	232
Net earnings from discontinued operations	—	7	—	—	(112)	(10)	(9)	(3)

Net earnings	279	262	242	221	157	268	263	229

Earnings per share:
Basic (a):
Continuing operations	$1.41	$1.29	$1.23	$1.11	$1.34	$1.38	$1.35	$1.15
Discontinued operations	—	0.04	—	—	(0.56)	(0.05)	(0.05)	(0.01)

Net earnings	1.41	1.33	1.23	1.11	0.78	1.33	1.30	1.14

Diluted (a):
Continuing operations	$1.40	$1.28	$1.22	$1.11	$1.33	$1.37	$1.34	$1.14
Discontinued operations	—	0.04	—	—	(0.55)	(0.05)	(0.05)	(0.01)

Net earnings	1.40	1.32	1.22	1.11	0.78	1.32	1.29	1.13

Market price range:
High	$90.80	$87.45	$77.52	$81.80	$85.40	$108.80	$111.18	$96.80
Low	77.94	72.20	52.20	50.00	74.08	73.25	91.01	75.00

Dividends declared	$0.32	$0.32	$0.32	$0.32	$0.30	$0.30	$0.30	$0.30

Quarterly data is based on a 13-week period.
(a)	The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the company’s disclosure controls and procedures were effective.
     There were no significant changes in the company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

56	General Dynamics 2003 Annual Report

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be set forth herein, except for the information included under Executive Officers of the Registrant and Code of Ethics, is included in the sections entitled “Election of the Board of Directors of the Company,” “Audit Committee Report” and “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for its 2004 annual shareholders meeting (the Proxy Statement), including Appendix A thereto, which sections are incorporated herein by reference.

Executive Officers of the Registrant
All executive officers of the company are elected annually. No executive officer of the company was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions held for the last five years of the company’s executive officers as of March 5, 2004, were as follows:

Name, Position and Office	Age
John P. Casey — Vice President of the company and President of Electric Boat Corporation since October 2003; Vice President of Electric Boat Corporation, October 1996 — October 2003	49

Nicholas D. Chabraja — Chairman of the Board of Directors of the company and Chief Executive Officer since June 1997	61

Gerard J. DeMuro — Executive Vice President and Group Executive, Information Systems and Technology, since October 2003; Vice President of the company, February 2000 — October 2003; President of General Dynamics C4 Systems, August 2001 — October 2003; President of General Dynamics Communications Systems, September 1999 — August 2001; Vice President and General Manager, GTE Government Systems Communication Systems Division, October 1997 — September 1999	48

Mark A. Fried — Vice President of the company since October 2001; President of General Dynamics C4 Systems since November 2003; President of General Dynamics Decision Systems, October 2001 — November 2003; Vice President and General Manager of the Integrated Information Systems Group of Motorola, Inc., January 1997 — October 2001	57

Charles M. Hall — Vice President of the company and President of General Dynamics Land Systems since September 1999; Vice President, Production and Delivery, General Dynamics Land Systems, March 1997 — September 1999	52

David K. Heebner — Senior Vice President, Planning and Development, since October 2002; Vice President, Strategic Planning, January 2000 — October 2002; Lieutenant General and Assistant Vice Chief of Staff, U.S. Army, July 1997 — November 1999	59

Michael J. Mancuso — Senior Vice President and Chief Financial Officer since March 1997	61

Bryan T. Moss — Executive Vice President and Group Executive, Aerospace, since December 2003; President of Gulfstream Aerospace Corporation since April 2003; Vice President of the company, May 2002 — December 2003; Vice Chairman and Director of Gulfstream Aerospace Corporation, March 1995 — April 2003	64

Walter M. Oliver — Senior Vice President, Human Resources and Administration, since March 2002; Vice President, Human Resources and Administration, January 2001 — March 2002; Senior Vice President, Human Resources, Ameritech Corp., April 1994 — December 2000	58

David A. Savner — Senior Vice President, General Counsel and Secretary since May 1999; Senior Vice President, Law, and Secretary, April 1998 — May 1999	59

John W. Schwartz — Vice President and Controller since March 1998	47

John F. Stewart — Vice President of the company since February 2000; President of General Dynamics Advanced Information Systems since August 2001; President of General Dynamics Electronics Systems, September 1999 — August 2001; Vice President and General Manager, GTE Government Systems Electronic Systems Division, November 1997 — September 1999	63

Michael W. Toner — Executive Vice President and Group Executive, Marine Systems, since March 2003; Vice President of the company and President of Electric Boat Corporation, January 2000 — March 2003; Senior Vice President of Electric Boat Corporation, June 1998 — January 2000	60

Arthur J. Veitch — Executive Vice President and Group Executive, Combat Systems, since March 2002; Senior Vice President and Group Executive, Combat Systems, September 1999 — March 2002; Vice President of the company and President of General Dynamics Land Systems, February 1997 — September 1999	58

General Dynamics 2003 Annual Report	57

Code of Ethics
The company has adopted a Code of Ethics for Financial Professionals that applies to the company’s chief executive officer, chief financial officer, controller and any person performing similar functions for the company. The company has also adopted a Code of Conduct for members of the Board of Directors and a handbook of Standards of Business Ethics and Conduct that is applicable to all employees of the company. Copies of the foregoing, as well as the company’s Corporate Governance Guidelines and charters for each of the standing committees of the Board of Directors (including the Audit, Nominating and Corporate Governance, and Compensation Committees) are available on the company’s website (http://www.generaldynamics.com), and are also available in print to any shareholder upon request by calling investor relations at (703) 876-3000. The company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics, Code of Conduct or Standards of Business Ethics and Conduct on behalf of any financial professional, director or executive officer of the company. The information contained on or connected to the company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be set forth herein is included in the section entitled “Executive Compensation” in the company’s Proxy Statement, which section is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be set forth herein is included in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in the company’s Proxy Statement, which sections are incorporated herein by reference.
     The information required to be set forth herein with respect to securities authorized for issuance under the company’s equity compensation plans is included in the section entitled “Equity Compensation Plan Information” in the company’s Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be set forth herein is included in the section entitled “Election of the Board of Directors of the Company — Transactions Involving Directors and the Company” in the company’s Proxy Statement, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein is included in the section entitled “Audit and Non-Audit Fees” in the company’s Proxy Statement, including Appendix B thereto, which section is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.	Consolidated Financial Statements

Consolidated Statement of Earnings Consolidated Balance Sheet Consolidated Statement of Cash Flows Consolidated Statement of Shareholders’ Equity Notes to Consolidated Financial Statements (A to S)

2.	Financial Statement Schedules

No schedules are submitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

See Index on pages 60 through 63 of this Annual Report on Form 10-K for the year ended December 31, 2003.

(b)	Reports on Form 8-K

On October 21, 2003, the company furnished a Form 8-K under Item 9, Regulation FD Disclosure, announcing that anticipated 2003 revenues were updated to approximately $16.1 billion during the company’s October 15, 2003, webcast teleconference.

On October 15, 2003, the company furnished a Form 8-K under Item 9, Regulation FD Disclosure, and Item 12, Results of Operations and Financial Condition, announcing the company’s financial results for the quarter ended September 28, 2003.

58	General Dynamics 2003 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By:	/s/ John W. Schwartz

John W. Schwartz
Vice President and Controller

March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 5, 2004, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ Nicholas D. Chabraja Nicholas D. Chabraja	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. Mancuso Michael J. Mancuso	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John W. Schwartz John W. Schwartz	Vice President and Controller (Principal Accounting Officer)

*
James S. Crown	Director

*
Lester Crown	Director

*
William P. Fricks	Director

*
Charles H. Goodman	Director

*
Jay L. Johnson	Director

*
George A. Joulwan	Director

*
Paul G. Kaminski	Director

*
John M. Keane	Director

*
Lester L. Lyles	Director

*
Carl E. Mundy, Jr.	Director

*By David A. Savner pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

/s/ David A. Savner David A. Savner Secretary

General Dynamics 2003 Annual Report	59

INDEX TO EXHIBITS — GENERAL DYNAMICS CORPORATION
COMMISSION FILE NO. 1-3671

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit
Number	Description
3.1	Certificate of Amendment of the Restated Certificate of Incorporation (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2002, filed with the Commission May 15, 2002)

3.2	Restated Certificate of Incorporation (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission August 11, 1999)

3.3	Amended and Restated By-Laws of the company (as amended effective June 5, 2002) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

4.1	Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4 (No. 333-77024), filed with the Commission January 18, 2002)

4.2	First Supplemental Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4 (No. 333-77024), filed with the Commission January 18, 2002)

4.3	Second Supplemental Indenture dated as of May 15, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission May 16, 2003)

4.4	Third Supplemental Indenture dated as of August 14, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission August 14, 2003)

60	General Dynamics 2003 Annual Report

INDEX TO EXHIBITS — GENERAL DYNAMICS CORPORATION
COMMISSION FILE NO. 1-3671

Exhibit
Number	Description
10.1*	Employment Agreement between the company and Nicholas D. Chabraja dated August 7, 2002 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.2*	Employment Agreement between the company and Kenneth C. Dahlberg dated February 13, 2001 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Commission March 29, 2002)

10.3*	Retirement Benefit Agreement between the company and Michael J. Mancuso dated March 6, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K (No. 001-03671) for the year ended December 31, 1997, filed with the Commission March 18, 1998)

10.4*	Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K (No. 001-03671) for the year ended December 31, 1998, filed with the Commission March 18, 1999)

10.5*	General Dynamics Equity Compensation Plan**

10.6*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2001, filed with the Commission March 29, 2002)

10.7*	General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

10.8*	General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

10.9*	General Dynamics Corporation Supplemental Savings and Stock Investment Plan, as amended and restated effective August 1, 2003 (incorporated herein by reference from the company’s annual report on Form S-8 (No. 333-107901), filed with the Commission August 13, 2003)

General Dynamics 2003 Annual Report	61

INDEX TO EXHIBITS — GENERAL DYNAMICS CORPORATION
COMMISSION FILE NO. 1-3671

Exhibit
Number	Description
10.10*	General Dynamics Corporation Second Amended and Restated 1997 Incentive Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

10.11*	Form of Severance Protection Agreement entered into by substantially all executive officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

10.12*	General Dynamics Supplemental Executive Retirement Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.13*	Executive Life Insurance Policy provided by Aetna Life Insurance Company (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.14*	Excess Liability Policy provided by CNA Insurance Company (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.15*	Accidental Death & Dismemberment Policy provided by Lloyd’s, London (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

21	Subsidiaries**

23	Consent of KPMG LLP**

24	Power of Attorney of the Board of Directors**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

62	General Dynamics 2003 Annual Report

INDEX TO EXHIBITS — GENERAL DYNAMICS CORPORATION
COMMISSION FILE NO. 1-3671

Exhibit
Number	Description
32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	2000 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 10-K/A for the year ended December 31, 2000, filed with the Commission June 29, 2001)

99.2	2000 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 10-K/A for the year ended December 31, 2000, filed with the Commission June 29, 2001)

99.3	2001 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2001, filed with the Commission June 28, 2002)

99.4	2001 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2001, filed with the Commission June 28, 2002)

99.5	2002 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2002, filed with the Commission June 27, 2003)

99.6	2002 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2002, filed with the Commission June 27, 2003)

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.
**	Filed herewith.

General Dynamics 2003 Annual Report	63