Form 10-Q
period 2004-04-04
GENERAL DYNAMICS CORP
filed 2004-05-06
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3671

GENERAL DYNAMICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1673581

State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

2941 Fairview Park Drive Falls Church, Virginia	22042-4153

Address of principal executive offices	Zip code

(703) 876-3000

Registrant’s telephone number, including area code

3190 Fairview Park Drive
Falls Church, Virginia 22042

Former address

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]  No [  ].

     199,053,358 shares of the registrant’s common stock, $1 par value per share, were outstanding at May 2, 2004.

GENERAL DYNAMICS CORPORATION

INDEX

PAGE
PART I — FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheet	3

Consolidated Statement of Earnings	4

Consolidated Statement of Cash Flows	5

Notes to Unaudited Consolidated Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of
Operations	22

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	30

Item 4 - Controls and Procedures	30

FORWARD-LOOKING STATEMENTS	31

PART II — OTHER INFORMATION

Item 1 - Legal Proceedings	32

Item 6 - Exhibits and Reports on Form 8-K	32

SIGNATURE	33

GENERAL DYNAMICS CORPORATION

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	April 4
	2004	December 31
ASSETS	(Unaudited)	2003

Current Assets:
Cash and equivalents	$869	$860
Accounts receivable	1,525	1,378
Contracts in process	2,628	2,548
Inventories	1,268	1,160
Other current assets	482	448

Total Current Assets	6,772	6,394

Noncurrent Assets:
Property, plant and equipment, net	2,080	2,085
Intangible assets, net	1,006	1,030
Goodwill, net	6,157	6,083
Other assets	653	591

Total Noncurrent Assets	9,896	9,789

	$16,668	$16,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt and current portion of long-term debt	$561	$747
Accounts payable	1,370	1,317
Other current liabilities	3,792	3,552

Total Current Liabilities	5,723	5,616

Noncurrent Liabilities:
Long-term debt	3,297	3,296
Other liabilities	1,431	1,350
Commitments and contingencies (See Note K)

Total Noncurrent Liabilities	4,728	4,646

Shareholders’ Equity:
Common stock, including surplus	891	838
Retained earnings	6,404	6,206
Treasury stock	(1,265)	(1,279)
Accumulated other comprehensive income	187	156

Total Shareholders’ Equity	6,217	5,921

	$16,668	$16,183

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in millions, except per share amounts)

	Three Months Ended
	April 4	March 30
	2004	2003

Net Sales	$4,760	$3,421
Operating costs and expenses	4,318	3,103

Operating Earnings	442	318

Interest expense, net	(39)	(11)
Other income, net	—	4

Earnings Before Income Taxes	403	311

Provision for income taxes	134	90

Net Earnings	$269	$221

Net Earnings Per Share:
Basic	$1.36	$1.11

Diluted	$1.34	$1.11

Dividends Per Share	$0.36	$0.32

Supplemental Information:
General and adminstrative expenses included in operating costs and expenses	$298	$236

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in millions)

	Three Months Ended
	April 4	March 30
	2004	2003

Cash Flows from Operating Activities:
Net earnings	$269	$221
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation, depletion and amortization of property, plant and equipment	54	47
Amortization of intangible assets	23	10
Deferred income tax provision	111	33
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(147)	(41)
Contracts in process	(8)	(124)
Inventories	(108)	(80)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Customer deposits on commercial contracts	105	(53)
Billings in excess of costs and estimated profits	55	137
Income taxes payable	(2)	83
Other, net	(15)	(20)

Net cash provided by operating activities from continuing operations	337	213

Net cash used by discontinued operations	(8)	(12)

Net cash provided by operating activities	329	201

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(31)	(1,075)
Capital expenditures	(53)	(31)
Other, net	16	(6)

Net cash used by investing activities	(68)	(1,112)

Cash Flows from Financing Activities:
Net (repayments of) proceeds from commercial paper	(183)	1,654
Net repayments of other debt	(3)	(10)
Dividends paid	(63)	(60)
Purchases of common stock	—	(274)
Other, net	(3)	21

Net cash (used) provided by financing activities	(252)	1,331

Net Increase in Cash and Equivalents	9	420
Cash and Equivalents at Beginning of Period	860	328

Cash and Equivalents at End of Period	$869	$748

Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$11	$3
Interest	$38	$12

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

(A)	Basis of Preparation

     The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three-month period ended April 4, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods ended April 4, 2004, and March 30, 2003. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(B)	Acquisitions, Intangible Assets and Goodwill, Net

     During 2003, the company completed the following acquisitions for a total cost of approximately $3 billion, which was paid in cash:

•	General Motors Defense (GM Defense) of London, Ontario, a business unit of General Motors Corporation, on March 1. GM Defense manufactures wheeled armored vehicles and turrets.

•	Creative Technology Incorporated (CTI) of Herndon, Virginia, on March 31. CTI supports the intelligence community and Department of Defense by delivering systems and network engineering, integration, software development and operations and technical consulting.

•	Veridian Corporation (Veridian) of Arlington, Virginia, on August 11. Veridian provides the Department of Defense, the Department of Homeland Security and the intelligence community with network security and enterprise protection; intelligence, surveillance and reconnaissance systems development and integration; decision support; information systems development and integration; chemical, biological and nuclear detection capabilities; network and enterprise management services; and large-scale systems engineering.

•	Intercontinental Manufacturing Company (IMCO) of Garland, Texas, a division of Datron, Inc., on September 4. IMCO develops and manufactures aircraft bomb bodies for the U.S. armed services.

•	Digital System Resources, Inc., (DSR) of Fairfax, Virginia, on September 10. DSR is a provider of surveillance and combat systems for submarines and surface ships.

•	Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG (Steyr) of Vienna, Austria, on October 2. Steyr develops and manufactures armored combat vehicles, including the Pandur family of wheeled combat vehicles and the Ulan tracked infantry fighting vehicle.

     The operating results of these businesses have been included with those of the company from their respective closing dates. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Certain of the estimates related to the Steyr acquisition are still preliminary at April 4, 2004. The company is awaiting the completion of the appraisals of assets acquired, and the identification and valuation of intangible assets acquired. The company expects these analyses to be completed during the second quarter of 2004.

     In March 2004, the company agreed on terms of a cash offer to acquire Alvis plc. The offer is valued at approximately $550. The boards of directors of both companies have approved the transaction, which is subject to regulatory approval and the tender of a majority of the outstanding shares. The company expects the transaction to be completed in the second half of 2004. Alvis manufactures main battle tanks, armored infantry vehicles, armored personnel carriers and light armored vehicles in the United Kingdom, Scandinavia and South Africa.

     In March 2004, the company entered into a definitive agreement to acquire Spectrum Astro, Inc., of Gilbert, Arizona, a privately held space systems integrator for the U.S. government. Spectrum Astro’s capabilities include manufacturing and integration of spacecraft subsystem hardware, software and ground-support equipment. The acquisition is subject to regulatory approval and is expected to close in the second quarter of 2004.

     Intangible assets consisted of the following:

	April 4			December 31
	2004			2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangible assets	$990	$(170)	$820	$991	$(157)	$834
Other intangible assets	282	(115)	167	282	(105)	177

	$1,272	$(285)	$987	$1,273	$(262)	$1,011

Unamortized intangible assets:
Trademarks	$19	$—	$19	$19	$—	$19

     The company amortizes contract and program intangible assets on a straight-line basis over periods ranging from 8 to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses, which are amortized over periods ranging from 5 to 21 years.

     Amortization expense was $23 for the three-month period ended April 4, 2004, and $10 for the three-month period ended March 30, 2003. The company expects to record annual amortization expense over the next five years as follows:

2005	$90
2006	$89
2007	$88
2008	$84
2009	$80

     The changes in the carrying amount of goodwill by business group for the three months ended April 4, 2004, were as follows:

	December 31			April 4
	2003	Acquisitions (a)	Other (b)	2004

Information Systems and Technology	$3,581	$56	$4	$3,641
Combat Systems	1,960	8	6	1,974
Marine Systems	193	—	—	193
Aerospace	348	—	—	348
Resources	1	—	—	1

	$6,083	$64	$10	$6,157

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.

(b)	Consists of adjustments for currency translation.

(C)	Equity Compensation Plans

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

     Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the company’s incentive compensation plans, the company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

	April 4	March 30
Three Months Ended	2004	2003

Net earnings, as reported	$269	$221
Add: Stock-based compensation expense included in reported net earnings, net of tax (a)	8	3
Deduct: Total fair value-based compensation expense, net of tax	14	10

Pro forma	$263	$214

Net earnings Per share — basic: As reported	$1.36	$1.11
Pro forma	$1.33	$1.08

Net earnings Per share — diluted: As reported	$1.34	$1.11
Pro forma	$1.31	$1.07

(a)	Represents restricted stock grants under the company’s 1997 Incentive Compensation Plan.

     The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

(D)	Comprehensive Income

     Comprehensive income consisted of the following:

	April 4	March 30
Three Months Ended	2004	2003

Net earnings	$269	$221
Foreign currency translation adjustments	20	3
Fair value adjustments on cash flow hedge	10	(3)
Other	1	1

Comprehensive income	$300	$222

(E)	Earnings Per Share

     Basic earnings per share for all periods presented is computed using net earnings for the respective periods and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.

     Basic and diluted weighted average shares outstanding were as follows (in thousands):

	April 4	March 30
Three Months Ended	2004	2003

Basic weighted average shares outstanding	198,439	198,878
Assumed exercise of stock options (a)	1,723	840
Contingently issuable shares	141	—

Diluted weighted average shares outstanding	200,303	199,718

(a)	Excludes the following outstanding options to purchase shares of common stock because the options’ exercise price was greater than the average market price for the shares: three months ended April 4, 2004: 2,108; three months ended March 30, 2003: 4,495.

     (F) Contracts in Process

          Contracts in process represent costs and accrued profit related to defense contracts and programs and consisted of the following:

	April 4	December 31
	2004	2003

Contract costs and estimated profits	$22,739	$17,700
Other contract costs	764	749

	23,503	18,449
Less advances and progress payments	20,875	15,901

	$2,628	$2,548

     Contract costs include production costs and related overhead, such as general and administrative expenses, as well as contract recoveries for such matters as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $20 as of April 4, 2004, and $21 as of December 31, 2003. The company records revenue associated with these matters as either income or as an offset against a potential loss only when recovery can be reliably estimated and realization is probable. Other contract costs represent amounts required to be recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. The company expects to recover these costs through ongoing business, including both existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or one of two suppliers on long-term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

(G)	Inventories

        Inventories primarily represent commercial aircraft components and consisted of the following:

	April 4	December 31
	2004	2003

Work in process	$674	$614
Raw materials	393	389
Pre-owned aircraft	150	103
Other (a)	51	54

	$1,268	$1,160

(a)	Consists primarily of coal and aggregates.

(H)	Debt

     Debt consisted of the following:

	Maturity	Range of	April 4	December 31
	Dates	Interest Rates	2004	2003

Fixed-rate notes	2006-2015	2.125%-5.375%	$3,094	$3,094
Floating-rate notes	2004	1.37%	500	500
Commercial paper, net of unamortized discount	2004	1.02%	—	183
Senior notes	2008	6.32%	150	150
Term debt	2008	7.50%	40	40
Other	Various	Various	74	76

			3,858	4,043
Less current portion			561	747

			$3,297	$3,296

     As of April 4, 2004, the company had outstanding $3.1 billion aggregate principal amount of fixed-rate notes, which are registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the Securities Act). The fixed-rate notes consist of the following:

•	$500 aggregate principal amount of 2.125 percent notes maturing in 2006;

•	$500 aggregate principal amount of 3.000 percent notes maturing in 2008;

•	$700 aggregate principal amount of 4.500 percent notes maturing in 2010;

•	$1 billion aggregate principal amount of 4.250 percent notes maturing in 2013; and

•	$400 aggregate principal amount of 5.375 percent notes maturing in 2015.

     As of April 4, 2004, the company had outstanding $500 aggregate principal amount of three-year floating-rate notes due September 1, 2004, which are registered under the Securities Act. Interest on the notes resets quarterly at three-month LIBOR plus 0.22 percent, and is payable each March, June, September and December. The notes had an average interest rate of 1.37 percent for the three months ended April 4, 2004.

     The fixed-rate notes and the floating-rate notes are fully and unconditionally guaranteed by certain of the company’s 100-percent-owned subsidiaries. The notes are redeemable at the company’s option in whole or in part at any time prior to their maturity at 100 percent of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed and any applicable make-whole amounts. See Note N for condensed consolidating financial statements.

     As of April 4, 2004, the company had no commercial paper outstanding. The company has $2 billion in bank credit facilities that serve as back-up liquidity facilities for its commercial paper issuances. These credit facilities consist of a $1 billion 364-day facility expiring in July 2004, which can be extended for one year at the company’s option when drawn, and a $1 billion multiyear facility expiring in July 2006. The company’s commercial paper issuances and the bank credit facilities are guaranteed by certain of the company’s 100-percent-owned subsidiaries. Additionally, certain international subsidiaries have available local bank credit facilities of approximately $200.

     The senior notes are privately placed U.S.-dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semi-annually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap, that locked in the U.S.-dollar equivalent interest payments and principal repayment of these notes. As of April 4, 2004, the fair value of this currency swap was a $16 liability. The senior notes are backed by a parent company guarantee.

     The company assumed the term debt in connection with its acquisition of Primex Technologies, Inc., in 2001. Sinking fund payments of $5 are required in December of each of the years 2004 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

     As of April 4, 2004, other debt consisted primarily of $39 related to various debt facilities assumed in the acquisition of Steyr and a $15 note payable to a Spanish insurance company. Annual principal payments on the note payable are $13 in 2004 and $1 in 2005 and 2006. Interest is payable each December at a rate of 3.85 percent annually. The debt assumed with the acquisition of Steyr is scheduled to be extinguished during the second quarter of 2004.

     Certain of the company’s financing arrangements contain a number of customary covenants and restrictions, including a minimum net worth threshold. The company was in compliance with all material covenants as of April 4, 2004.

(I)	Liabilities

     A summary of significant liabilities, by balance sheet caption, follows:

	April 4	December 31
	2004	2003

Billings in excess of costs and estimated profits	$847	$792
Customer deposits on commercial contracts	662	465
Workers’ compensation	539	548
Salaries and wages	359	371
Retirement benefits	322	306
Liabilities of discontinued operations	65	70
Other	998	1,000

Other Current Liabilities	$3,792	$3,552

Deferred U.S. federal income taxes	$518	$351
Retirement benefits	348	340
Customer deposits on commercial contracts	33	77
Accrued costs on disposed businesses	52	63
Other	480	519

Other Liabilities	$1,431	$1,350

(J)	Income Taxes

     The company had a net deferred tax liability of $174 at April 4, 2004, and $0 at December 31, 2003. The current portion of the net deferred tax asset was $314 at April 4, 2004, and $333 at December 31, 2003, and is included in other current assets on the Consolidated Balance Sheet.

     In the first quarter of 2003, the company settled various outstanding state tax disputes, resulting in a net non-cash benefit of $15, or $.08 per share. The Internal Revenue Service (IRS) has commenced its examination of the company’s 1999 through 2002 income tax returns. The company has recorded liabilities for tax contingencies for open years. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

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

(K)	Commitments and Contingencies

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

     If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.1 billion at April 4, 2004. This would result in a liability for the company of approximately $1.2 billion pretax, $707 after-tax, to be taken as a charge against discontinued operations. The company believes it has sufficient resources to pay such an obligation if required.

     Final Analysis. On May 28, 2003, Final Analysis Communication Services, Inc. (FACS), a Maryland corporation, served the company with a complaint it filed on January 30, 2003, in the United States District Court for the District of Maryland. On November 18, 2003, FACS filed an amended complaint alleging that the company breached contracts among the company, FACS and FACS’ then-corporate parent, Final Analysis, Inc., a Maryland corporation currently a debtor in the Bankruptcy Court for the District of Maryland. It also alleges tort claims for fraud, defamation and tortious interference with contractual and business relations. The amended complaint alleges monetary damages in excess of $500, plus punitive damages. On December 3, 2003 and March 22, 2004, the company filed its responses to the amended complaint. The company denies liability to FACS and asserts counterclaims. A trial date is set for October 26, 2004. The company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

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

     Other

     In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling $983 at April 4, 2004. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

     As a government contractor, the company is from time to time subject to U.S. government investigations relating to its operations, including claims for fines, penalties and compensatory and treble damages. The company believes, based on currently available information, that the outcome of such ongoing government disputes and investigations will not have a material effect on its results of operations, financial condition or cash flows.

     On June 5, 2001, the company acquired substantially all of the assets of Galaxy Aerospace Company LP. The selling parties may receive additional payments, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets.

     As of April 4, 2004, in connection with orders for seven Gulfstream G550 and two Gulfstream G200 aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (principally Gulfstream aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2005 and totaled $201 as of April 4, 2004, down from $229 at December 31, 2003. Beyond these commitments, additional aircraft trade-ins are likely to be accepted throughout the year in connection with future orders for new aircraft.

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

     The changes in the carrying amount of warranty liabilities for the three-month period ended April 4, 2004, were as follows:

	December 31	Warranty		April 4
	2003	Expense	Payments	2004

Warranty liabilities	$214	$16	$(11)	$219

(L)	Retirement Plans

     The company provides defined benefit pension and other postretirement benefits to certain eligible employees.

     Net periodic pension and other postretirement benefit costs for the three-month periods ended April 4, 2004, and March 30, 2003, consisted of the following:

	Pension Benefits		Other Postretirement Benefits

	April 4	March 30	April 4	March 30
	2004	2003	2004	2003

Service cost	$57	$44	$3	$4
Interest cost	100	96	18	18
Expected return on plan assets	(133)	(130)	(6)	(6)
Recognized net actuarial loss (gain)	1	(1)	3	1
Amortization of unrecognized transition obligation	—	—	2	3
Amortization of prior service cost	8	9	(1)	1

Net periodic cost	$33	$18	$19	$21

     Pension Benefits. The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government plans. The amount contributed to certain plans, charged to contracts and included in net sales has exceeded the net periodic pension cost as determined under Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The company has deferred recognition of earnings resulting from this difference to provide a better matching of revenues and expenses. Similarly, pension settlements and curtailments under the government plans have also been deferred. These deferrals have been classified against the prepaid pension cost related to these plans.

     Other Postretirement Benefits. The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to a VEBA and, for non-funded plans, recovery of claims paid. The net periodic postretirement benefit cost exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process until such time that the cost is allocable to contracts.

     On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduced a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health care plans. The FASB issued Staff Position (FSP) No. FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” in January 2004. FSP 106-1 permits a sponsor of a postretirement health care plan to make a one-time election to defer accounting for the effects of the Act until final authoritative guidance on the accounting for the federal subsidy is issued. The company has made the election to defer recognition of the effects of the Act.

(M)	Business Group Information

     The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems; and business aviation, respectively. The company also owns certain commercial operations that are identified for reporting purposes as Resources. The company measures each group’s profit based on operating earnings. As a result, net interest, other income and expense items and income taxes have not been allocated to the company’s business groups.

     Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
	April 4	March 30	April 4	March 30
For the Three Months Ended	2004	2003	2004	2003

Information Systems and Technology	$1,716	$995	$170	$111
Combat Systems	1,111	815	117	92
Marine Systems	1,280	976	98	65
Aerospace	606	594	66	40
Resources (a)	47	41	(9)	10

	$4,760	$3,421	$442	$318

	Identifiable Assets
	April 4	December 31
	2004	2003

Information Systems and Technology	$5,878	$5,800
Combat Systems	4,821	4,682
Marine Systems	2,265	2,171
Aerospace	2,706	2,592
Resources (a)	196	165
Corporate (b)	802	773

	$16,668	$16,183

(a)	Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.

(b)	Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

(N)	Condensed Consolidating Financial Statements

     The fixed-rate notes and the floating-rate notes described in Note H are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the Guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the Guarantors on a combined basis (each Guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of April 4, 2004, and December 31, 2003, for the balance sheet, as well as the statements of earnings and cash flows for the three-month periods ended April 4, 2004, and March 30, 2003.

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended April 4, 2004	Parent	Basis	Basis	Adjustments	Consolidated

Net Sales	$—	$3,941	$819	$—	$4,760
Cost of sales	3	3,335	682	—	4,020
General and administrative expenses	—	241	57	—	298

Operating Earnings	(3)	365	80	—	442
Interest expense	(35)	(1)	(4)	—	(40)
Interest income	—	—	1	—	1
Other income, net	(13)	2	11	—	—

Earnings before Income Taxes	(51)	366	88	—	403
Provision for income taxes	(30)	135	29	—	134
Equity in net earnings of subsidiaries	290	—	—	(290)	—

Net Earnings	$269	$231	$59	$(290)	$269

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended March 30, 2003	Parent	Basis	Basis	Adjustments	Consolidated

Net Sales	$—	$2,908	$513	$—	$3,421
Cost of sales	(9)	2,453	423	—	2,867
General and administrative expenses	—	199	37	—	236

Operating Earnings	9	256	53	—	318
Interest expense	(8)	(1)	(4)	—	(13)
Interest income	—	—	2	—	2
Other income, net	(1)	3	2	—	4

Earnings before Income Taxes	—	258	53	—	311
Provision for income taxes	(10)	82	18	—	90
Equity in net earnings of subsidiaries	211	—	—	(211)	—

Net Earnings	$221	$176	$35	$(211)	$221

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
April 4, 2004	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
Current Assets:
Cash and equivalents	$147	$—	$722	$—	$869
Accounts receivable	—	1,242	283	—	1,525
Contracts in process	77	2,079	472	—	2,628
Inventories
Work in process	—	643	31	—	674
Raw materials	—	348	45	—	393
Pre-owned aircraft	—	150	—	—	150
Other	—	41	10	—	51
Assets of discontinued operations	—	33	—	—	33
Other current assets	124	160	165	—	449

Total Current Assets	348	4,696	1,728	—	6,772

Noncurrent Assets:
Property, plant and equipment	153	3,216	583	—	3,952
Accumulated depreciation, depletion & amortization of PP&E	(31)	(1,628)	(213)	—	(1,872)
Intangible assets and goodwill	—	5,605	2,058	—	7,663
Accumulated amortization of intangible assets	—	(448)	(52)	—	(500)
Other assets	49	504	100	—	653
Investment in subsidiaries	13,849	—	—	(13,849)	—

Total Noncurrent Assets	14,020	7,249	2,476	(13,849)	9,896

	$14,368	$11,945	$4,204	$(13,849)	$16,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$6	$55	$—	$561
Liabilities of discontinued operations	—	65	—	—	65
Other current liabilities	207	3,520	1,370	—	5,097

Total Current Liabilities	707	3,591	1,425	—	5,723

Noncurrent Liabilities:
Long-term debt	3,094	44	159	—	3,297
Other liabilities	309	1,008	114	—	1,431

Total Noncurrent Liabilities	3,403	1,052	273	—	4,728

Shareholders’ Equity:
Common stock, including surplus	891	5,315	2,215	(7,530)	891
Other shareholders’ equity	9,367	1,987	291	(6,319)	5,326

Total Shareholders’ Equity	10,258	7,302	2,506	(13,849)	6,217

	$14,368	$11,945	$4,204	$(13,849)	$16,668

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
December 31, 2003	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
Current Assets:
Cash and equivalents	$179	$—	$681	$—	$860
Accounts receivable	3	1,013	362	—	1,378
Contracts in process	46	2,069	433	—	2,548
Inventories
Work in process	—	606	8	—	614
Raw materials	—	365	24	—	389
Pre-owned aircraft	—	103	—	—	103
Other	—	43	11	—	54
Assets of discontinued operations	—	29	—	—	29
Other current assets	124	161	134	—	419

Total Current Assets	352	4,389	1,653	—	6,394

Noncurrent Assets:
Property, plant and equipment	150	3,188	565	—	3,903
Accumulated depreciation, depletion & amortization of PP&E	(30)	(1,593)	(195)	—	(1,818)
Intangible assets and goodwill	—	5,527	2,063	—	7,590
Accumulated amortization of intangible assets	—	(430)	(47)	—	(477)
Other assets	(28)	517	102	—	591
Investment in subsidiaries	13,672	—	—	(13,672)	—

Total Noncurrent Assets	13,764	7,209	2,488	(13,672)	9,789

	$14,116	$11,598	$4,141	$(13,672)	$16,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$683	$6	$58	$—	$747
Liabilities of discontinued operations	—	70	—	—	70
Other current liabilities	203	3,301	1,295	—	4,799

Total Current Liabilities	886	3,377	1,353	—	5,616

Noncurrent Liabilities:
Long-term debt	3,094	44	158	—	3,296
Other liabilities	364	846	140	—	1,350

Total Noncurrent Liabilities	3,458	890	298	—	4,646

Shareholders’ Equity:
Common stock, including surplus	838	5,315	2,268	(7,583)	838
Other shareholders’ equity	8,934	2,016	222	(6,089)	5,083

Total Shareholders’ Equity	9,772	7,331	2,490	(13,672)	5,921

	$14,116	$11,598	$4,141	$(13,672)	$16,183

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended April 4, 2004	Parent	Basis	Basis	Adjustments	Consolidated

Net Cash Provided by Operating
Activities From Continuing Operations	$319	$11	$7	$—	$337
Net Cash Used by Discontinued Operations	—	(8)	—	—	(8)

Net Cash Provided by Operating Activities	319	3	7	—	329

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	(1)	(29)	(1)	—	(31)
Capital expenditures	(9)	(32)	(12)	—	(53)
Other, net	—	2	14	—	16

Net Cash Used by Investing Activities	(10)	(59)	1	—	(68)

Cash Flows From Financing Activities:
Net repayments of commercial paper	(183)	—	—	—	(183)
Net repayments of other debt	—	—	(3)	—	(3)
Dividends paid	(63)	—	—	—	(63)
Other, net	(52)	—	49	—	(3)

Net Cash Used by Financing Activities	(298)	—	46	—	(252)

Cash sweep by parent	(43)	56	(13)	—	—

Net Increase in Cash and Equivalents	(32)	—	41	—	9
Cash and Equivalents at Beginning of Period	179	—	681	—	860

Cash and Equivalents at End of Period	$147	$—	$722	$—	$869

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended March 30, 2003	Parent	Basis	Basis	Adjustments	Consolidated

Net Cash Provided by Operating
Activities From Continuing Operations	$66	$80	$67	$—	$213
Net Cash Used by Discontinued Operations	—	(12)	—	—	(12)

Net Cash Provided by Operating Activities	66	68	67	—	201

Cash Flows From Investing Activities:
Business acquisitions, net of cash acquired	—	(1,075)	—	—	(1,075)
Capital expenditures	(1)	(22)	(8)	—	(31)
Other, net	(1)	(5)	—	—	(6)

Net Cash Used by Investing Activities	(2)	(1,102)	(8)	—	(1,112)

Cash Flows From Financing Activities:
Net proceeds from commercial paper	1,654	—	—	—	1,654
Purchases of common stock	(274)	—	—	—	(274)
Dividends paid	(60)	—	—	—	(60)
Other, net	17	—	(6)	—	11

Net Cash Provided by Financing Activities	1,337	—	(6)	—	1,331

Cash sweep by parent	(1,313)	1,034	279	—	—

Net Increase in Cash and Equivalents	88	—	332	—	420
Cash and Equivalents at Beginning of Period	55	—	273	—	328

Cash and Equivalents at End of Period	$143	$—	$605	$—	$748

GENERAL DYNAMICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
April 4, 2004
(Dollars in millions, except per share amounts)

Business Overview

     General Dynamics designs, develops, manufactures and supports leading-edge technology products and services for mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems; and business aviation. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations and a diverse base of corporate and industrial buyers. It operates through four primary business groups – Information Systems and Technology, Combat Systems, Marine Systems and Aerospace – and a smaller Resources group. The following discussion should be read in conjunction with the company’s 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited Consolidated Financial Statements included herein.

Results of Operations

Consolidated Overview

     The company’s net sales were $4.8 billion for the three-month period ended April 4, 2004, an increase of 39 percent from the first quarter of 2003. The increase in net sales resulted from significant growth in each of the company’s defense businesses, reflecting the continued investment in military and homeland defense initiatives by both the United States and its allies. In particular, the Information Systems and Technology group continues to benefit from the emphasis its defense and intelligence customers place on network-centric communications and intelligence systems. Business acquisitions in the Information Systems and Technology and Combat Systems groups in 2003 also increased the company’s net sales in the quarter.

     Operating earnings grew 39 percent to $442 for the first quarter of 2004 compared with the same period in 2003. The earnings growth resulted from the substantial increase in volume and was augmented by improved performance in the Marine Systems and Aerospace groups, reflecting the company’s continued emphasis on program performance and the improving business-jet market. General and administrative expenses as a percent of net sales decreased to 6.3 percent in the first quarter of 2004 from 6.9 percent in the first quarter of 2003. Operating margins were 9.3 percent for both periods.

     The company’s total backlog rose to $41.6 billion at April 4, 2004, up from $41.1 billion at the end of 2003. Considerable new-order activity in all business groups fueled the growth in backlog. The company received $5.1 billion in new orders during the quarter. The funded backlog increased 7 percent from year-end 2003, reaching $27 billion at April 4, 2004. The total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts, which may be realized over the next 10 years, was approximately $6.1 billion as of April 4, 2004.

Information Systems and Technology

	April 4	March 30
Three Months Ended	2004	2003	Variance

Net sales	$1,716	$995	$721	72%
Operating earnings	170	111	59	53%
Operating margin	9.9%	11.2%

     Net sales and operating earnings in the Information Systems and Technology group increased substantially in the first quarter of 2004 as compared with the same period in 2003. Growing demand for the company’s communications and information technology products and services, both in the United States and abroad, fueled solid growth in sales and earnings in all of the group’s lines of business. In particular, volume was up in the company’s command-and-control and communications systems programs including:

•	The Land Warrior soldier modernization system;

•	The Rescue 21 search-and-rescue system for the U.S. Coast Guard;

•	The BOWMAN secure digital voice and data system for the United Kingdom’s armed forces; and

•	The U.S. Army’s Warfighter Information Network – Tactical (WIN-T).

Sales of high-speed encryption devices, secure network products, and surveillance and reconnaissance systems also increased in the quarter. The increased volume across the group was supplemented by the addition of newly-acquired businesses in the second half of 2003, most notably Veridian Corporation (Veridian) in August 2003.

     The group’s operating margins were down for the first three months of 2004 versus the same period in 2003 due to the addition of the lower-margin contract mix from acquired businesses. However, margins have improved from the fourth quarter of 2003, reflecting the continued successful integration of these businesses into the group’s portfolio. The company expects the Information Systems and Technology group’s operating margins for the full year to be consistent with the first quarter results.

     In March 2004, the company entered into a definitive agreement to acquire Spectrum Astro, Inc., of Gilbert, Arizona, a privately held space systems integrator for the U.S. government. Spectrum Astro’s capabilities include manufacturing and integration of spacecraft subsystem hardware, software and ground-support equipment. The acquisition is subject to regulatory approval and is expected to close in the second quarter of 2004.

Combat Systems

	April 4	March 30
Three Months Ended	2004	2003	Variance

Net sales	$1,111	$815	$296	36%
Operating earnings	117	92	25	27%
Operating margin	10.5%	11.3%

     The Combat Systems group’s net sales and operating earnings for the first quarter of 2004 grew significantly over the same three-month period in 2003. The rise in net sales was due largely to the 2003 acquisitions of GM Defense in March, IMCO in September and Steyr in October. Net sales and operating earnings for the first quarter of 2004 were also favorably impacted by increased activity in the group’s armaments and munitions programs, the Army’s Future Combat Systems program, and the Piranha and Leopard tank production programs in Europe. Operating margins were down slightly in the first quarter of 2004 versus 2003 due to the addition of the contract base associated with new businesses and some shift in the group’s contract mix. Management believes there is opportunity for margin improvement in the Combat Systems group in 2004 and expects full-year operating margins to be consistent with 2003 results.

     In March 2004, the company agreed on terms of a cash offer to acquire Alvis plc. The offer is valued at approximately $550. The boards of directors of both companies have approved the transaction, which is subject to regulatory approval and the tender of a majority of the outstanding shares. The company expects the transaction to be completed in the second half of 2004. Alvis manufactures main battle tanks, armored infantry vehicles, armored personnel carriers and light armored vehicles in the United Kingdom, Scandinavia and South Africa.

Marine Systems

	April 4	March 30
Three Months Ended	2004	2003	Variance

Net sales	$1,280	$976	$304	31%
Operating earnings	98	65	33	51%
Operating margin	7.7%	6.7%

     The Marine Systems group’s net sales experienced strong growth in the first quarter of 2004 as compared with the same period in 2003. Increased activity on engineering and repair contracts, as well as early-stage production and development contracts, such as the Virginia-class submarine, the T-AKE combat logistics ships and the conversion of Trident submarines to a conventional-strike configuration (SSGN), led the group’s sales increase. The group’s operating earnings for the first quarter of 2004 increased markedly, reflecting the growth in sales volume as well as improved performance on the group’s commercial shipbuilding contracts. The group’s 2003 operating earnings were depressed by losses recorded on its contracts to build two roll-on/roll-off cargo ships and four double-hull oil tankers. No charges were taken on these programs in the first quarter of 2004. The final cargo ship under contract was delivered in the third quarter of 2003. There was no further deterioration in the first quarter of 2004 in the estimate to complete the four oil tankers. As of the end of the quarter, the first and second ships were approximately 93 percent and 67 percent complete, respectively. The company will continue to monitor the program’s performance but does not expect to record any additional losses on this contract going forward. The first two ships are scheduled to be delivered this year, the third in 2005 and the fourth in 2006.

     Operating margins improved significantly in the first three months of 2004 compared with the first quarter of 2003 and full-year 2003 due to the absence of commercial shipbuilding charges and the increased volume on higher-margin repair and engineering contracts. The company expects the group’s full-year operating margins to remain steady with the first quarter results.

Aerospace

	April 4	March 30
Three Months Ended	2004	2003	Variance

Net sales	$606	$594	$12	2%
Operating earnings	66	40	26	65%
Operating margin	10.9%	6.7%

Aircraft deliveries (in units):
Green	17	15
Completion	12	17

     Net sales in the Aerospace group were up slightly in the first quarter of 2004 compared with the same period in 2003. Higher deliveries of green aircraft and increased activity in aircraft services were offset partially by decreased sales of pre-owned aircraft and fewer aircraft completions.

     Operating earnings increased significantly for the three-month period ended April 4, 2004, up 65 percent from the first quarter of 2003. The growth in earnings resulted primarily from the absence of losses on pre-owned aircraft sales. The number of pre-owned units available for sale in the market has declined dramatically from the levels seen in 2003, resulting in a more stable market and improved pricing. In the first quarter of 2003, losses on pre-owned sales were $24. Operating earnings for the first quarter of 2004 also reflected the initial favorable effects of cost-reduction initiatives undertaken by the company in 2003. The company remains cautiously optimistic about the outlook for the Aerospace group and believes the business-jet market continues to show signs of improvement based on recent price stabilization and decreased levels of new and pre-owned aircraft inventory. The group’s operating margins have continued to grow quarter-over-quarter, reaching double-digit levels for the second straight quarter. The company expects full-year operating margins to remain at or above the first quarter 2004 results assuming continued firming of prices, the absence of pre-owned aircraft losses and favorable results from cost-reduction initiatives. (See Notes G and K to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Resources

	April 4	March 30
Three Months Ended	2004	2003	Variance

Net sales	$47	$41	$6	15%
Operating earnings	(9)	10	(19)	-190%

     The Resources group’s net sales increased 15 percent for the three-month period ended April 4, 2004, due to increased volume in the company’s aggregates business. Operating earnings decreased in the first quarter of 2004 compared to the same period in 2003 as a result of unfavorable seasonal conditions and slightly reduced pension earnings in the company’s commercial pension plans. In addition, operating earnings in the company’s coal mining operations in the first quarter of 2003 were favorably impacted by the reduction of surface reclamation obligations upon adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

Backlog

     The following table details the backlog and the total estimated contract value of each business group at April 4, 2004, and December 31, 2003:

April 4, 2004
					Total
				IDIQ	Estimated
			Total	Contract	Contract
	Funded	Unfunded	Backlog	Value	Value

Information Systems and Technology	$6,480	$1,445	$7,925	$5,934	$13,859
Combat Systems	6,320	2,370	8,690	183	8,873
Marine Systems	9,968	8,357	18,325	—	18,325
Aerospace	4,094	2,386	6,480	—	6,480
Resources	145	57	202	—	202

Total	$27,007	$14,615	$41,622	$6,117	$47,739

December 31, 2003
					Total
				IDIQ	Estimated
			Total	Contract	Contract
	Funded	Unfunded	Backlog	Value	Value

Information Systems and Technology	$6,164	$1,529	$7,693	$6,517	$14,210
Combat Systems	6,029	2,447	8,476	162	8,638
Marine Systems	8,775	9,388	18,163	—	18,163
Aerospace	4,127	2,397	6,524	—	6,524
Resources	163	57	220	—	220

Total	$25,258	$15,818	$41,076	$6,679	$47,755

Defense Businesses

     The total backlog for the company’s defense businesses represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by Congress and funded by the customer. The unfunded backlog represents firm orders for which funding has not been appropriated. The backlog does not include work awarded under IDIQ contracts. Because the value in these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, these contracts are recognized in the backlog only when funded.

     The company received several notable contract awards during the first quarter of 2004, including the following:

     The Combat Systems group received an order from the Army valued at over $280 for the fourth brigade of Stryker wheeled combat vehicles. The order is for 212 out of 300 vehicles that are scheduled to be delivered between February 2005 and January 2006.

     The Combat Systems group received orders worth approximately $125 from the U.S. Army Aviation and Missile Command for the production of unguided Advanced Precision Kill Weapon System (APKWS, formerly known as Hydra-70) 70mm rockets, motors and warheads. These orders extend deliveries through 2006 and bring the total contract value to date to $960.

     The U.S. Army Joint Munitions Command awarded the Combat Systems group a $104 modification to a contract for the production of MK80 Series bomb bodies. The contract consists of a base award and two options and has a total potential value of $240. Deliveries are scheduled through 2005.

     In the Marine Systems group, the Navy exercised two options worth approximately $580 for the fifth and sixth ships in the T-AKE program, a new class of combat logistics force ships. The contract has options for six more ships for a total potential contract value of $3.7 billion.

     The Marine Systems group received $165 in modifications to its contract to convert four Trident ballistic-missile submarines to an SSGN configuration, a multi-mission submarine optimized for tactical strike and special-operations support. These awards modify a $443 contract that the Navy awarded to the Marine Systems group in 2002 for the design and related support of the conversion program. If all options are exercised, the total potential contract value is approximately $1 billion.

     The Navy awarded the Marine Systems group a contract modification worth $111 to perform depot modernization services on the USS Springfield submarine. Under the modification, the Marine Systems group will perform repairs, alterations, maintenance, testing and routine work onboard the submarine through June 2005.

Aerospace

     The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

     A significant portion of the Aerospace backlog is with an unaffiliated customer, NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of April 4, 2004, backlog with NetJets for all aircraft types represented 51 percent of the Aerospace funded backlog and 83 percent of the Aerospace unfunded backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

     The company continued to generate strong cash flow in the first quarter of 2004, with net cash provided by operating activities totaling $329 versus $201 in the same period in 2003. The primary drivers of the solid cash flow in the first quarter of 2004 were net earnings and customer deposits received in the quarter. Free cash flow from operations for the quarter was $276 compared to $170 for the first quarter of 2003. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for such purposes as repaying maturing debt, funding business acquisitions and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

	April 4	March 30
Three Months Ended	2004	2003

Cash provided by operating activities	$329	$201
Capital expenditures	(53)	(31)

Free cash flow from operations	$276	$170

     The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs and believes it has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

     As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and the Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.1 billion at April 4, 2004. In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, or $707 after-tax. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

     Net cash used by investing activities was $68 for the three-month period ended April 4, 2004, compared to $1.1 billion for the first quarter of 2003. Cash used for investing activities was higher in the first quarter of 2003 due to the acquisition on March 1, 2003, of GM Defense of London, Ontario, a business unit of General Motors Corporation, for $1.1 billion in cash. The company issued commercial paper to finance the acquisition.

Financing Activities

     Financing activities used cash of $252 in the first quarter of 2004 and provided cash of $1.3 billion in the same period in 2003. The cash was used primarily to repay outstanding debt in the first quarter of 2004. In the first quarter of 2003, the company received net proceeds of $1.7 billion from the issuance of commercial paper to fund the GM Defense acquisition and to repurchase the company’s outstanding shares.

     On March 3, 2004, the company’s board of directors declared an increased regular quarterly dividend of $.36 per share – the seventh consecutive annual increase. The company had previously increased the regular quarterly dividend to $.32 per share in March 2003.

     The company’s stock repurchases are also included in financing activities. In the first quarter of 2003, the company repurchased 4.2 million shares at an average price of $64.55 per share, or a total value of approximately $274. The company did not repurchase any shares during the first three months of 2004. The company has approximately 4.5 million remaining shares authorized for repurchase as of April 4, 2004.

Additional Financial Information

Provision for Income Taxes

     The company’s effective tax rate for the three-month period ended April 4, 2004, was 33.3 percent compared with 28.9 percent for same period in 2003. The 2003 rate was favorably impacted by the resolution of certain outstanding state tax disputes during the first quarter, resulting in a $15, or $.08 per share, non-cash benefit. In the absence of further adjustments resulting from resolution of outstanding tax disputes, the company currently expects the effective tax rate for 2004 to be consistent with the first quarter rate. For further discussion of tax matters, as well as a discussion of the net deferred tax liability, see Note J to the unaudited Consolidated Financial Statements.

Environmental Matters and Other Contingencies

     For a discussion of environmental matters and other contingencies, see Note K to the unaudited Consolidated Financial Statements. The company does not expect its liability, in the aggregate, with respect to these matters to have a material impact on its results of operations, financial condition or cash flows.

Application of Critical Accounting Policies

     Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no significant changes in the company’s critical accounting policies during the first quarter of 2004.

GENERAL DYNAMICS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
April 4, 2004

     There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 4, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 4, 2004, the company’s disclosure controls and procedures were effective.

     There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended April 4, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

GENERAL DYNAMICS CORPORATION

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	General U.S. and international political and economic conditions;

•	Changing priorities in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats or to improved homeland security);

•	Termination of government contracts due to unilateral government action;

•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;

•	Changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;

•	Reliance on a large fleet customer for a majority of the firm aircraft contracts backlog and most of the options backlog; and

•	The status or outcome of legal and/or regulatory proceedings.

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

GENERAL DYNAMICS CORPORATION

PART II - OTHER INFORMATION
April 4, 2004

ITEM 1. LEGAL PROCEEDINGS

     For information relating to legal proceedings, see Note K to the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

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

On January 21, 2004, the company furnished a Form 8-K under Item 12, Results of Operations and Financial Condition, announcing the company’s results for the quarter and year ended December 31, 2003.

On January 21, 2004, the company furnished a Form 8-K under Item 12, Results of Operations and Financial Condition, announcing that there was a typographical error in its fourth quarter earnings announcement.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz

John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: May 6, 2004