Form 10-Q
period 2004-07-04
GENERAL DYNAMICS CORP
filed 2004-08-06
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3671

GENERAL DYNAMICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1673581
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

2941 Fairview Park Drive
Suite 100
Falls Church, Virginia	22042-4153
Address of principal executive offices	Zip code

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
Yes   X   No       .

     199,920,335 shares of the registrant’s common stock, $1 par value per share, were outstanding at August 1, 2004.

GENERAL DYNAMICS CORPORATION

GENERAL DYNAMICS CORPORATION

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	July 4
	2004	December 31
ASSETS	(Unaudited)	2003

Current Assets:
Cash and equivalents	$1,100	$860
Accounts receivable	1,376	1,378
Contracts in process	2,643	2,548
Inventories	1,236	1,160
Other current assets	514	448

Total Current Assets	6,869	6,394

Noncurrent Assets:
Property, plant and equipment, net	2,082	2,085
Intangible assets, net	978	1,030
Goodwill, net	6,157	6,083
Other assets	644	591

Total Noncurrent Assets	9,861	9,789

	$16,730	$16,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt and current portion of long-term debt	$519	$747
Accounts payable	1,257	1,317
Other current liabilities	3,668	3,552

Total Current Liabilities	5,444	5,616

Noncurrent Liabilities:
Long-term debt	3,297	3,296
Other liabilities	1,531	1,350
Commitments and contingencies (See Note L)

Total Noncurrent Liabilities	4,828	4,646

Shareholders’ Equity:
Common stock, including surplus	940	838
Retained earnings	6,632	6,206
Treasury stock	(1,240)	(1,279)
Accumulated other comprehensive income	126	156

Total Shareholders’ Equity	6,458	5,921

	$16,730	$16,183

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in millions, except per share amounts)

	Three Months Ended
	July 4	June 29
	2004	2003

Net Sales	$4,761	$3,935
Operating costs and expenses	4,267	3,557

Operating Earnings	494	378

Interest expense, net	(39)	(19)
Other (expense) income, net	(12)	2

Earnings from Continuing Operations before Income Taxes	443	361

Provision for income taxes	147	119

Earnings from Continuing Operations	$296	$242

Discontinued operations, net of tax	4	—

Net Earnings	$300	$242

Earnings per Share — Basic
Continuing operations	$1.49	$1.23
Discontinued operations	0.02	—

Net Earnings	$1.51	$1.23

Earnings per Share — Diluted
Continuing operations	$1.47	$1.22
Discontinued operations	0.02	—

Net Earnings	$1.49	$1.22

Dividends Per Share	$0.36	$0.32

Supplemental Information:
General and administrative expenses included in operating costs and expenses	$280	$258

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS
(UNAUDITED)
(Dollars in millions, except per share amounts)

	Six Months Ended
	July 4	June 29
	2004	2003

Net Sales	$9,521	$7,356
Operating costs and expenses	8,585	6,660

Operating Earnings	936	696

Interest expense, net	(78)	(30)
Other (expense) income, net	(12)	6

Earnings from Continuing Operations before Income Taxes	846	672

Provision for income taxes	281	209

Earnings from Continuing Operations	$565	$463

Discontinued operations, net of tax	4	—

Net Earnings	$569	$463

Earnings per Share — Basic
Continuing operations	$2.84	$2.34
Discontinued operations	0.02	—

Net Earnings	$2.86	$2.34

Earnings per Share — Diluted
Continuing operations	$2.82	$2.32
Discontinued operations	0.02	—

Net Earnings	$2.84	$2.32

Dividends Per Share	$0.72	$0.64

Supplemental Information:
General and administrative expenses included inoperating costs and expenses	$578	$494

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
(Dollars in millions)

	Six Months Ended
	July 4	June 29
	2004	2003

Cash Flows from Operating Activities:
Earnings from Continuing Operations	$565	$463
Adjustments to reconcile Earnings from Continuing Operations to net cash provided by operating activities -
Depreciation, depletion and amortization of property, plant and equipment	115	93
Amortization of intangible assets	48	20
Deferred income tax provision	228	41
(Increase) decrease in assets, net of effects of business acquisitions -
Accounts receivable	2	(8)
Contracts in process	(6)	(323)
Inventories	(79)	(2)
Increase (decrease) in liabilities, net of effects of business acquisitions -
Billings in excess of costs and estimated profits	8	163
Income taxes payable	41	52
Accounts payable	(73)	(10)
Other current liabilities	(79)	(30)
Other, net	(64)	10

Net Cash Provided by Operating Activities from Continuing Operations	706	469

Net Cash Used by Discontinued Operations	(16)	(11)

Net Cash Provided by Operating Activities	690	458

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(36)	(1,128)
Capital expenditures	(118)	(67)
Other, net	16	7

Net Cash Used by Investing Activities	(138)	(1,188)

Cash Flows from Financing Activities:
Issuance of fixed-rate notes, net	—	1,996
Net repayments of commercial paper	(182)	(364)
Net repayments of other debt	(45)	(20)
Dividends paid	(134)	(123)
Purchases of common stock	—	(300)
Other, net	49	24

Net Cash (Used) Provided by Financing Activities	(312)	1,213

Net Increase in Cash and Equivalents	240	483
Cash and Equivalents at Beginning of Period	860	328

Cash and Equivalents at End of Period	$1,100	$811

Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$78	$119
Interest	$79	$25

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

(A)	Basis of Preparation

         The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three- and six-month period ended July 4, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

         In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three- and six-month periods ended July 4, 2004, and June 29, 2003. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(B)	Acquisitions, Intangible Assets and Goodwill, Net

         During 2003, the company completed the following acquisitions for a total cost of approximately $3 billion, which was paid in cash:

     Information Systems and Technology

•	Digital System Resources, Inc., (DSR) of Fairfax, Virginia, on September 10. DSR is a provider of surveillance and combat systems for submarines and surface ships.
•	Veridian Corporation (Veridian) of Arlington, Virginia, on August 11. Veridian provides the Department of Defense, the Department of Homeland Security and the intelligence community with network security and enterprise protection; intelligence, surveillance and reconnaissance systems development and integration; decision support; information systems development and integration; chemical, biological and nuclear detection capabilities; network and enterprise management services; and large-scale systems engineering.
•	Creative Technology Incorporated (CTI) of Herndon, Virginia, on March 31. CTI supports the intelligence community and the Department of Defense by delivering systems and network engineering, integration, software development and operations and technical consulting.

         Combat Systems

•	Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG (Steyr) of Vienna, Austria, on October 2. Steyr develops and manufactures armored combat vehicles, including the Pandur family of wheeled combat vehicles and the Ulan tracked infantry fighting vehicle.
•	Intercontinental Manufacturing Company (IMCO) of Garland, Texas, a division of Datron, Inc., on September 4. IMCO develops and manufactures aircraft bomb bodies for the U.S. armed services.
•	General Motors Defense (GM Defense) of London, Ontario, a business unit of General Motors Corporation, on March 1. GM Defense manufactures wheeled armored vehicles and turrets.

         The operating results of these businesses are included with those of the company from their respective closing dates. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Certain of the estimates related to the Steyr acquisition are still preliminary at July 4, 2004. The company is awaiting the completion of the appraisals of assets acquired and the identification and valuation of intangible assets acquired. The company expects these analyses to be completed during the third quarter of 2004.

         In June 2004, the company entered into a definitive agreement to acquire TriPoint Global Communications Inc., of Newton, North Carolina, a privately held provider of ground-based satellite and wireless communication equipment and integration services for video, voice and data applications. The acquisition is subject to regulatory approval and is expected to close in the third quarter of 2004.

         On July 9, 2004, the company acquired Spectrum Astro, Inc., of Gilbert, Arizona. Spectrum Astro manufactures and integrates space systems, satellites and ground-support equipment.

         Intangible assets consisted of the following:

	July 4			December 31
	2004			2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangible assets	$989	$(189)	$800	$991	$(157)	$834
Other intangible assets	299	(121)	178	282	(105)	177

	$1,288	$(310)	$978	$1,273	$(262)	$1,011

Unamortized intangible assets:
Trademarks	$—	$—	$—	$19	$—	$19

         The company amortizes contract and program intangible assets on a straight-line basis over periods ranging from 8 to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over periods ranging from 5 to 21 years.

         Amortization expense was $25 and $48 for the three- and six-month periods ended July 4, 2004, and $10 and $20 for the three- and six-month periods ended June 29, 2003. The company expects to record annual amortization expense over the next five years as follows:

2005	$92
2006	$91
2007	$89
2008	$85
2009	$82

         The changes in the carrying amount of goodwill by business group for the six months ended July 4, 2004, were as follows:

	December 31			July 4
	2003	Acquisitions(a)	Other(b)	2004

Information Systems and Technology	$3,581	$56	$—	$3,637
Combat Systems	1,960	13	5	1,978
Marine Systems	193	—	—	193
Aerospace	348	—	—	348
Resources	1	—	—	1

	$6,083	$69	$5	$6,157

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for currency translation.

(C)	Equity Compensation Plans

         The company accounts for its incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The company measures compensation expense for stock options as the excess, if any, of the quoted market price of the company’s stock at the measurement date over the exercise price. The company records stock awards at fair value.

         Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the company’s incentive compensation plans, the company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

		Three Months Ended		Six Months Ended
		July 4	June 29	July 4	June 29
		2004	2003	2004	2003

Net earnings, as reported		$300	$242	$569	$463
Add: Stock-based compensation expense included in reported net earnings, net of tax(a)		8	3	16	6
Deduct: Total fair value-based compensation expense, net of tax		(14)	(10)	(28)	(20)

	Pro forma	$294	$235	$557	$449
Net earnings
Per share — basic:	As reported	$1.51	$1.23	$2.86	$2.34
	Pro forma	$1.48	$1.19	$2.80	$2.27
Net earnings
Per share — diluted:	As reported	$1.49	$1.22	$2.84	$2.32
	Pro forma	$1.46	$1.18	$2.78	$2.25

(a)	Represents restricted stock grants under the company’s 1997 Incentive Compensation Plan.

         The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

(D)	Comprehensive Income

         Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	July 4	June 29	July 4	June 29
	2004	2003	2004	2003

Net earnings	$300	$242	$569	$463
Foreign currency translation adjustments	(58)	120	(38)	123
Fair value adjustments on cash flow hedges	(2)	1	8	(2)
Other	(1)	—	—	1

Comprehensive income	$239	$363	$539	$585

(E)	Discontinued Operations

         The company exited its undersea fiber-optic cable-laying business in the fourth quarter of 2002 because of substantial overcapacity in the market and a lack of contract backlog. The results of this business’s operations had been included in the Information Systems and Technology group since 1998. In the second quarter of 2004, the company favorably resolved certain of the liabilities associated with this business, resulting in an after-tax gain of $4 from discontinued operations.

         The summary of operating results from discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	July 4	June 29	July 4	June 29
	2004	2003	2004	2003

Net sales	$—	$—	$—	$—
Operating expenses	—	—	—	—

Operating earnings	—	—	—	—
Gain on disposal	6	—	6	—

Earnings before income taxes	6	—	6	—
Provision for income taxes	(2)	—	(2)	—

Gain from discontinued operations	$4	$—	$4	$—

         Assets and liabilities of discontinued operations are included in other current assets and other current liabilities, respectively, on the Consolidated Balance Sheet and consisted of the following:

	July 4	December 31
	2004	2003

Current assets	$32	$29

Assets of discontinued operations	$32	$29

Current liabilities	52	70

Liabilities of discontinued operations	$52	$70

(F)	Earnings Per Share

         Basic earnings per share for all periods presented is computed using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.

         Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4	June 29	July 4	June 29
	2004	2003	2004	2003

Basic weighted average shares outstanding	199,199	197,224	198,819	198,051
Assumed exercise of stock options	1,647	1,273	1,685	1,273
Contingently issuable shares	172	82	172	82

Diluted weighted average shares outstanding	201,018	198,579	200,676	199,406

(G)	Contracts in Process

     Contracts in process represent costs and accrued profit related to defense contracts and programs and consisted of the following:

	July 4	December 31
	2004	2003

Contract costs and estimated profits	$23,337	$17,700
Other contract costs	767	749

	24,104	18,449

Less advances and progress payments	21,461	15,901

	$2,643	$2,548

         Contract costs include production costs and related overhead, such as general and administrative expenses, as well as contract recoveries for such matters as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $11 as of July 4, 2004, and $21 as of December 31, 2003. The company records revenue associated with these matters as either income or as an offset against a potential loss only when recovery can be reliably estimated and realization is probable. Other contract costs represent amounts required to be recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. The company expects to recover these costs through ongoing business, including both existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or one of two suppliers on long-term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

(H)	Inventories

         Inventories primarily represent commercial aircraft components and consisted of the following:

	July 4	December 31
	2004	2003

Work in process	$665	$614
Raw materials	386	389
Pre-owned aircraft	142	103
Other(a)	43	54

	$1,236	$1,160

(a)	Consists primarily of coal and aggregates.

(I) Debt

         Debt consisted of the following:

	Maturity	Average	July 4	December 31
	Dates	Interest Rates	2004	2003

Fixed-rate notes	2006-2015	2.125%-5.375%	$3,094	$3,094
Floating-rate notes	2004	1.39%	500	500
Commercial paper, net of unamortized discount	2004	1.02%	—	183
Senior notes	2008	6.32%	150	150
Term debt	2008	7.50%	40	40
Other	Various	Various	32	76

			3,816	4,043
Less current portion			519	747

			$3,297	$3,296

         As of July 4, 2004, the company had outstanding $3.1 billion aggregate principal amount of fixed-rate notes, which are registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the Securities Act). The fixed-rate notes consist of the following:

•	$500 aggregate principal amount of 2.125 percent notes maturing in 2006;
•	$500 aggregate principal amount of 3.000 percent notes maturing in 2008;
•	$700 aggregate principal amount of 4.500 percent notes maturing in 2010;
•	$1 billion aggregate principal amount of 4.250 percent notes maturing in 2013; and
•	$400 aggregate principal amount of 5.375 percent notes maturing in 2015.

         As of July 4, 2004, the company had outstanding $500 aggregate principal amount of three-year floating-rate notes due September 1, 2004, which are registered under the Securities Act. Interest on the notes resets quarterly at three-month LIBOR plus 0.22 percent, and is payable each March, June, September and December. The notes had an average interest rate of 1.39 percent for the six months ended July 4, 2004.

         The fixed-rate notes and the floating-rate notes are fully and unconditionally guaranteed by certain of the company’s 100-percent-owned subsidiaries. The notes are redeemable at the company’s option in whole or in part at any time prior to their maturity at 100 percent of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed and any applicable make-whole amounts. See Note O for condensed consolidating financial statements.

         As of July 4, 2004, the company had no commercial paper outstanding. The company has $2 billion in bank credit facilities that serve as back-up liquidity facilities for its commercial paper issuances. These credit facilities consist of a $1 billion multiyear facility expiring in July 2006 and a $1 billion multiyear facility expiring in July 2009. On July 13, the company replaced a 364-day facility that was expiring with the $1 billion multiyear facility that expires in July 2009. The company’s commercial paper issuances and the bank credit facilities are guaranteed by certain of the company’s 100-percent-owned subsidiaries. Additionally, certain international subsidiaries have available local bank credit facilities totaling approximately $650.

         The senior notes are privately placed U.S.-dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semi-annually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap that locked in the U.S.-dollar equivalent interest payments and principal repayment of these notes. As of July 4, 2004, the fair value of this currency swap was a $15 liability. The senior notes are backed by a parent company guarantee.

         The company assumed the term debt in connection with its acquisition of Primex Technologies, Inc., in 2001. Sinking fund payments of $5 are required in December of each of the years 2004 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

         As of July 4, 2004, other debt consisted primarily of a $15 note payable to a Spanish insurance company and two capital lease arrangements totaling $10. Annual principal payments on the note payable are $13 in 2004 and $1 in 2005 and 2006. Interest is payable each December at a rate of 3.85 percent annually.

         Certain of the company’s financing arrangements contain a number of customary covenants and restrictions, including a minimum net worth threshold. The company was in compliance with all material covenants as of July 4, 2004.

(J)	Liabilities

         A summary of significant liabilities, by balance sheet caption, follows:

	July 4	December 31
	2004	2003

Billings in excess of costs and estimated profits	$800	$792
Customer deposits on commercial contracts	629	465
Workers’ compensation	537	548
Salaries and wages	360	371
Retirement benefits	330	306
Liabilities of discontinued operations	52	70
Other	960	1,000

Other Current Liabilities	$3,668	$3,552

Deferred U.S. federal income taxes	$609	$351
Retirement benefits	350	340
Accrued costs of disposed businesses	51	63
Customer deposits on commercial contracts	39	77
Other	482	519

Other Liabilities	$1,531	$1,350

(K)	Income Taxes

         The company had a net deferred tax liability of $285 at July 4, 2004, and $0 at December 31, 2003. The current portion of the net deferred tax liability was an asset of $300 at July 4, 2004, and $333 at December 31, 2003, and is included in other current assets on the Consolidated Balance Sheet.

         In the first quarter of 2003, the company settled various outstanding state tax disputes, resulting in a net non-cash benefit of $15, or $.08 per share. The Internal Revenue Service (IRS) has begun its examination of the company’s 1999 through 2002 income tax returns. The company has recorded liabilities for tax contingencies for these open years. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

         On November 27, 2001, the company filed a refund suit in the U.S. Court of Federal Claims, General Dynamics v. United States, for the years 1991 to 1993. On June 23, 2004, the company filed a related refund suit for the years 1994 to 1998. The suits seek recovery of refund claims that were disallowed by the IRS at the administrative level. If the court awards a full recovery to the company, the refund could exceed $100 (including after-tax interest). The company expects the litigation to take several years to resolve. The company has recognized no income from this matter.

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

         On January 9, 2003, the company’s appeal was argued before a three-judge panel of the Court of Appeals. On March 17, 2003, the Court of Appeals vacated the Trial Court’s judgment and remanded the case to the Trial Court for further proceedings. The Court of Appeals found that the Trial Court misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the Court of Appeals held that in order to uphold a termination for default the Trial Court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. This is a determination the company does not believe is supported by the evidence. Pursuant to the direction of the Court of Appeals, the Trial Court held further proceedings on June 29 and 30, 2004. A decision is expected by the end of the year.

         If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.1 billion at July 4, 2004. This would result in a liability for the company of approximately $1.2 billion pretax, $715 after-tax, to be taken as a charge against discontinued operations. The company believes it has sufficient resources to pay such an obligation if required.

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

         Other

         In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling $1 billion at July 4, 2004. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

         As of July 4, 2004, in connection with orders for five Gulfstream G550 and one Gulfstream G200 aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (principally Gulfstream aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2005 and totaled $156 as of July 4, 2004, down from $229 at December 31, 2003. Beyond these commitments, additional aircraft trade-ins are likely to be accepted throughout the year in connection with future orders for new aircraft.

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

         The changes in the carrying amount of warranty liabilities for the six-month periods ended July 4, 2004 and June 29, 2003, were as follows:

	July 4	June 29
Six Months Ended	2004	2003

Beginning Balance	$181	$106
Warranty Expense	29	39
Payments	(18)	(23)
Adjustments(a)	(3)	65

Ending Balance	$189	$187

(a)	Includes warranty liabilities assumed in connection with acquisitions.

(M)	Retirement Plans

         The company provides defined benefit pension and other postretirement benefits to certain eligible employees.

         Net periodic pension and other postretirement benefit costs for the three- and six-month periods ended July 4, 2004, and June 29, 2003, consisted of the following:

			Other
	Pension Benefits		Postretirement Benefits

	July 4	June 29	July 4	June 29
Three Months Ended	2004	2003	2004	2003

Service cost	$58	$44	$3	$4
Interest cost	99	96	18	18
Expected return on plan assets	(133)	(131)	(7)	(6)
Recognized net actuarial loss (gain)	1	(1)	3	2
Amortization of unrecognized transition obligation	—	—	3	2
Amortization of prior service cost	8	9	—	1

Net periodic cost	$33	$17	$20	$21

			Other
	Pension Benefits		Postretirement Benefits

	July 4	June 29	July 4	June 29
Six Months Ended	2004	2003	2004	2003

Service cost	$115	$88	$6	$8
Interest cost	199	192	36	36
Expected return on plan assets	(266)	(261)	(13)	(12)
Recognized net actuarial loss (gain)	2	(2)	6	3
Amortization of unrecognized transition obligation	—	—	5	5
Amortization of prior service cost	16	18	(1)	2

Net periodic cost	$66	$35	$39	$42

         Pension Benefits. The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government plans. The amount contributed to certain plans, charged to contracts and included in net sales has exceeded the net periodic pension cost as determined under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions. The company has deferred recognition of earnings resulting from this difference to provide a better matching of revenues and expenses. Similarly, pension settlements and curtailments under the government plans have also been deferred. These deferrals have been classified against the prepaid pension cost related to these plans.

         Other Postretirement Benefits. The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to a Voluntary Employees’ Beneficiary Association trust and, for non-funded plans, recovery of claims paid. The net periodic postretirement benefit cost exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process until such time that the costs are paid.

         On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law. The Medicare Act introduced a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health care plans. The FASB issued Staff Position (FSP) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, in January 2004. FSP 106-1 permits a sponsor of a postretirement health care plan to make a one-time election to defer accounting for the effects of the Medicare Act until final authoritative guidance on the accounting for the federal subsidy is issued. The company has made the election to defer recognition of the effects of the Medicare Act.

(N)	Business Group Information

         The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems; and business aviation, respectively. The company also owns certain commercial operations that are identified for reporting purposes as Resources. The company measures each group’s profit based on operating earnings. As a result, net interest, other income and expense items, and income taxes have not been allocated to the company’s business groups.

         Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
	July 4	June 29	July 4	June 29
For the Three Months Ended	2004	2003	2004	2003

Information Systems and Technology	$1,712	$1,152	$195	$141
Combat Systems	1,036	1,016	117	119
Marine Systems	1,177	983	81	64
Aerospace	771	715	94	45
Resources(a)	65	69	7	9

	$4,761	$3,935	$494	$378

	Net Sales		Operating Earnings
	July 4	June 29	July 4	June 29
For the Six Months Ended	2004	2003	2004	2003

Information Systems and Technology	$3,428	$2,147	$365	$252
Combat Systems	2,147	1,831	234	211
Marine Systems	2,457	1,959	179	129
Aerospace	1,377	1,309	160	85
Resources(a)	112	110	(2)	19

	$9,521	$7,356	$936	$696

	Identifiable Assets
	July 4	December 31
	2004	2003

Information Systems and Technology	$5,795	$5,800
Combat Systems	4,770	4,682
Marine Systems	2,185	2,171
Aerospace	2,613	2,592
Resources(a)	206	165
Corporate(b)	1,161	773

	$16,730	$16,183

(a)	Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.
(b)	Corporate identifiable assets include cash and equivalents from domestic operations, deferred taxes, real estate held for development and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

(O)	Condensed Consolidating Financial Statements

         The fixed-rate notes and the floating-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the Guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the Guarantors on a combined basis (each Guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of July 4, 2004, and December 31, 2003, for the balance sheet, as well as the statements of earnings and cash flows for the three- and six-month periods ended July 4, 2004, and June 29, 2003.

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended July 4, 2004	Parent	Basis	Basis	Adjustments	Consolidated

Net Sales	$—	$3,903	$858	$—	$4,761
Cost of sales	1	3,264	722	—	3,987
General and administrative expenses	—	227	53	—	280

Operating Earnings	(1)	412	83	—	494
Interest expense	(33)	(2)	(6)	—	(41)
Interest income	—	—	2	—	2
Other expense, net	(11)	(1)	—	—	(12)

Earnings from Continuing Operations before Income Taxes	(45)	409	79	—	443
Provision for income taxes	(20)	136	31	—	147
Discontinued operations, net of tax	—	4	—	—	4
Equity in net earnings of subsidiaries	325	—	—	(325)	—

Net Earnings	$300	$277	$48	$(325)	$300

Six Months Ended July 4, 2004

Net Sales	$—	$7,844	$1,677	$—	$9,521

Cost of sales	4	6,599	1,404	—	8,007
General and administrative expenses	—	468	110	—	578

Operating Earnings	(4)	777	163	—	936
Interest expense	(68)	(3)	(10)	—	(81)
Interest income	—	—	3	—	3
Other expense, net	(24)	1	11	—	(12)

Earnings from Continuing Operations before Income Taxes	(96)	775	167	—	846
Provision for income taxes	(50)	271	60	—	281
Discontinued operations, net of tax	—	4	—	—	4
Equity in net earnings of subsidiaries	615	—	—	(615)	—

Net Earnings	$569	$508	$107	$(615)	$569

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended June 29, 2003	Parent	Basis	Basis	Adjustments	Consolidated

Net Sales	$—	$3,234	$701	$—	$3,935
Cost of sales	—	2,727	572	—	3,299
General and administrative expenses	—	202	56	—	258

Operating Earnings	—	305	73	—	378
Interest expense	(17)	(1)	(4)	—	(22)
Interest income	—	1	2	—	3
Other income, net	(2)	—	4	—	2

Earnings before Income Taxes	(19)	305	75	—	361
Provision for income taxes	(1)	88	32	—	119
Equity in net earnings of subsidiaries	260	—	—	(260)	—

Net Earnings	$242	$217	$43	$(260)	$242

Six Months Ended June 29, 2003

Net Sales	$—	$6,142	$1,214	$—	$7,356
Cost of sales	(9)	5,180	995	—	6,166
General and administrative expenses	—	401	93	—	494

Operating Earnings	9	561	126	—	696
Interest expense	(25)	(2)	(8)	—	(35)
Interest income	—	1	4	—	5
Other income, net	(3)	3	6	—	6

Earnings before Income Taxes	(19)	563	128	—	672
Provision for income taxes	(11)	170	50	—	209
Equity in net earnings of subsidiaries	471	—	—	(471)	—

Net Earnings	$463	$393	$78	$(471)	$463

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
July 4, 2004	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
Current Assets:
Cash and equivalents	$456	$—	$644	$—	$1,100
Accounts receivable	—	1,060	316	—	1,376
Contracts in process	85	2,078	480	—	2,643
Inventories
Work in process	—	637	28	—	665
Raw materials	—	341	45	—	386
Pre-owned aircraft	—	142	—	—	142
Other	—	43	—	—	43
Assets of discontinued operations	—	32	—	—	32
Other current assets	133	160	189	—	482

Total Current Assets	674	4,493	1,702	—	6,869

Noncurrent Assets:
Property, plant and equipment	149	3,222	610	—	3,981
Accumulated depreciation, depletion & amortization of PP&E	(18)	(1,654)	(227)	—	(1,899)
Intangible assets and goodwill	—	5,606	2,054	—	7,660
Accumulated amortization of intangible assets	—	(468)	(57)	—	(525)
Other assets	24	529	91	—	644
Investment in subsidiaries	14,265	—	—	(14,265)	—

Total Noncurrent Assets	14,420	7,235	2,471	(14,265)	9,861

	$15,094	$11,728	$4,173	$(14,265)	$16,730

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$6	$13	$—	$519
Liabilities of discontinued operations	—	52	—	—	52
Other current liabilities	261	3,306	1,306	—	4,873

Total Current Liabilities	761	3,364	1,319	—	5,444

Noncurrent Liabilities:
Long-term debt	3,094	44	159	—	3,297
Other liabilities	295	1,020	216	—	1,531

Total Noncurrent Liabilities	3,389	1,064	375	—	4,828

Shareholders’ Equity:
Common stock, including surplus	940	5,401	2,208	(7,609)	940
Other shareholders’ equity	10,004	1,899	271	(6,656)	5,518

Total Shareholders’ Equity	10,944	7,300	2,479	(14,265)	6,458

	$15,094	$11,728	$4,173	$(14,265)	$16,730

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
December 31, 2003	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
Current Assets:
Cash and equivalents	$179	$—	$681	$—	$860
Accounts receivable	3	1,013	362	—	1,378
Contracts in process	46	2,069	433	—	2,548
Inventories
Work in process	—	606	8	—	614
Raw materials	—	365	24	—	389
Pre-owned aircraft	—	103	—	—	103
Other	—	43	11	—	54
Assets of discontinued operations	—	29	—	—	29
Other current assets	124	161	134	—	419

Total Current Assets	352	4,389	1,653	—	6,394

Noncurrent Assets:
Property, plant and equipment	150	3,188	565	—	3,903
Accumulated depreciation, depletion & amortization of PP&E	(30)	(1,593)	(195)	—	(1,818)
Intangible assets and goodwill	—	5,527	2,063	—	7,590
Accumulated amortization of intangible assets	—	(430)	(47)	—	(477)
Other assets	(28)	517	102	—	591
Investment in subsidiaries	13,672	—	—	(13,672)	—

Total Noncurrent Assets	13,764	7,209	2,488	(13,672)	9,789

	$14,116	$11,598	$4,141	$(13,672)	$16,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$683	$6	$58	$—	$747
Liabilities of discontinued operations	—	70	—	—	70
Other current liabilities	203	3,301	1,295	—	4,799

Total Current Liabilities	886	3,377	1,353	—	5,616

Noncurrent Liabilities:
Long-term debt	3,094	44	158	—	3,296
Other liabilities	364	846	140	—	1,350

Total Noncurrent Liabilities	3,458	890	298	—	4,646

Shareholders’ Equity:
Common stock, including surplus	838	5,315	2,268	(7,583)	838
Other shareholders’ equity	8,934	2,016	222	(6,089)	5,083

Total Shareholders’ Equity	9,772	7,331	2,490	(13,672)	5,921

	$14,116	$11,598	$4,141	$(13,672)	$16,183

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Six Months Ended July 4, 2004	Parent	Basis	Basis	Adjustments	Consolidated

Net Cash Provided by Operating Activities from Continuing Operations	$(77)	$766	$17	$—	$706
Net Cash Used by Discontinued Operations	—	(16)	—	—	(16)

Net Cash Provided by Operating Activities	(77)	750	17	—	690

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(4)	(31)	(1)	—	(36)
Capital expenditures	(19)	(63)	(36)	—	(118)
Other, net	—	2	14	—	16

Net Cash Used by Investing Activities	(23)	(92)	(23)	—	(138)

Cash Flows from Financing Activities:
Net repayments of commercial paper	(182)	—	—	—	(182)
Dividends paid	(134)	—	—	—	(134)
Other, net	9	—	(5)	—	4

Net Cash Used by Financing Activities	(307)	—	(5)	—	(312)

Cash sweep by parent	684	(658)	(26)	—	—

Net Increase in Cash and Equivalents	277	—	(37)	—	240
Cash and Equivalents at Beginning of Period	179	—	681	—	860

Cash and Equivalents at End of Period	$456	$—	$644	$—	$1,100

Six Months Ended June 29, 2003

Net Cash Provided by Operating Activities from Continuing Operations	$14	$316	$139	$—	$469
Net Cash Used by Discontinued Operations	—	(11)	—	—	(11)

Net Cash Provided by Operating Activities	14	305	139	—	458

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(1,078)	(50)	—	—	(1,128)
Capital expenditures	(2)	(51)	(14)	—	(67)
Other, net	(1)	(1)	9	—	7

Net Cash Used by Investing Activities	(1,081)	(102)	(5)	—	(1,188)

Cash Flows from Financing Activities:
Issuance of fixed-rate notes	1,996	—	—	—	1,996
Net repayments of commercial paper	(364)	—	—	—	(364)
Purchases of common stock	(300)	—	—	—	(300)
Dividends paid	(123)	—	—	—	(123)
Other, net	12	(48)	40	—	4

Net Cash Provided by Financing Activities	1,221	(48)	40	—	1,213

Cash sweep by parent	(80)	(155)	235	—	—

Net Increase in Cash and Equivalents	74	—	409	—	483
Cash and Equivalents at Beginning of Period	55	—	273	—	328

Cash and Equivalents at End of Period	$129	$—	$682	$—	$811

GENERAL DYNAMICS CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
July 4, 2004

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

Results of Operations

Consolidated Overview

     The company’s net sales for the three-month period ended July 4, 2004, increased to $4.8 billion, up 21 percent from $3.9 billion in the second quarter of 2003. Net sales grew 29 percent to $9.5 billion for the six-month period ended July 4, 2004, compared with $7.4 billion for the same period in 2003. The growth in sales for both periods resulted from increased volume across all business groups, most notably in the defense businesses. This growth has been driven by sustained support for U.S. and allied defense programs in which the company participates. The Information Systems and Technology group experienced the most significant sales growth as a result of continued increases in demand for its communications and information technology products and services. Business acquisitions in the Information Systems and Technology and Combat Systems groups in 2003 also contributed significantly to the increase in sales in 2004. The Aerospace group experienced modest sales growth as the business-jet market continued to show signs of improvement.

     Operating earnings rose to $494 for the second quarter of 2004, an increase of 31 percent over the same period in 2003. Operating earnings for the first six months of 2004 increased by 35 percent to $936 compared with the same prior-year period. The increase in earnings was spread across all of the company’s business groups and resulted from a number of factors, including:

•	Strong revenue growth and improving margins in the Information Systems and Technology group;
•	Continued success in integrating acquired businesses in the Information Systems and Technology and Combat Systems groups;

•	Absence of additional losses on commercial shipbuilding programs in the Marine Systems group; and
•	Cost curtailment initiatives and improved management of pre-owned aircraft activities in the Aerospace group.

     The company’s continued focus on program execution and successful integration of recent business acquisitions has resulted in steady improvement in the company’s overall margin rates. Operating margins have increased in each of the last three quarters, reaching double digits in the second quarter of 2004. General and administrative expenses as a percent of net sales decreased to 6.1 percent in the first six months of 2004 from 6.7 percent in the same period in 2003.

     The company’s total backlog remained essentially unchanged compared with the end of the first quarter of 2004 as several defense program procurement decisions scheduled for the second quarter were deferred. These award decisions either have been subsequently made or are scheduled to be made in the second half of 2004, and the company continues to experience substantial new order activity across all business units. New orders received during the second quarter of 2004 were $4.3 billion. Year over year, the total backlog increased 37 percent from the second quarter of 2003 to $41.1 billion at July 4, 2004. The funded backlog grew to $26.4 billion at July 4, 2004, up 12 percent from the second quarter of 2003. The total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts, which may be realized over the next 10 years, was approximately $6.0 billion as of July 4, 2004.

Information Systems and Technology

	July 4	June 29
Three Months Ended	2004	2003	Variance

Net sales	$1,712	$1,152	$560	49%
Operating earnings	195	141	54	38%
Operating margin	11.4%	12.2%

	July 4	June 29
Six Months Ended	2004	2003	Variance

Net sales	$3,428	$2,147	$1,281	60%
Operating earnings	365	252	113	45%
Operating margin	10.6%	11.7%

     The Information Systems and Technology group experienced considerable growth in net sales and operating earnings for the three- and six-month periods ended July 4, 2004, versus the same prior year periods. The significant increases in sales and earnings were largely the result of the acquisition of Veridian and DSR in 2003 and increasing deliveries of the company’s communications products and network infrastructure projects to meet the growing customer demand for secure, networked information and communications solutions.

     Operating margins for both the second quarter and the first six months of 2004 were down compared with the same periods in 2003 as a result of the addition of the lower-margin contract mix from the businesses acquired in the third quarter of 2003. However, the group’s operating margins have improved significantly since the fourth quarter of 2003 as the company continues to successfully integrate acquired businesses and consolidate its command-and-control, communications and computing (C4) operations. The company expects the Information Systems and Technology group to sustain its full-year margins in the double-digit range while second half revenues should approximate those for the first six months.

     In June 2004, the company entered into a definitive agreement to acquire TriPoint Global Communications Inc., of Newton, North Carolina, a privately held provider of ground-based satellite and wireless communication equipment and integration services for video, voice and data applications. The acquisition is subject to regulatory approval and is expected to close in the third quarter of 2004.

     On July 9, 2004, the company acquired Spectrum Astro, Inc., of Gilbert, Arizona. Spectrum Astro manufactures and integrates space systems, satellites and ground-support equipment.

Combat Systems

	July 4	June 29
Three Months Ended	2004	2003	Variance

Net sales	$1,036	$1,016	$20	2%
Operating earnings	117	119	(2)	-2%
Operating margin	11.3%	11.7%

	July 4	June 29
Six Months Ended	2004	2003	Variance

Net sales	$2,147	$1,831	$316	17%
Operating earnings	234	211	23	11%
Operating margin	10.9%	11.5%

     The Combat Systems group’s net sales and operating earnings were unchanged for the three-month period ended July 4, 2004, versus the second quarter of 2003. The addition of IMCO and Steyr in the second half of 2003 and increased volume in the group’s armaments programs were offset by reduced deliveries of combat vehicles due to program timing. Net sales and operating earnings increased in the first six months of 2004 compared with the same period in 2003 due to the acquisitions of GM Defense, IMCO and Steyr and growing activity in the group’s armaments business. This growth was partially offset by a decrease in volume in certain combat vehicle and munitions programs.

     Operating margins decreased in the second quarter and first six months of 2004 versus the same periods in 2003 due to the mix of deliveries and the addition of a lower-margin contract mix from acquired businesses to the group’s contract base. However, as the Combat Systems group continues to successfully integrate these new businesses, operating margins are improving, with second quarter margins returning to levels experienced prior to the 2003 acquisitions. The company expects to sustain the second quarter operating margins in the Combat Systems group through the remainder of the year and anticipates that revenues will increase in the third and fourth quarters.

     In the first quarter of 2004, the company announced its offer to acquire Alvis plc. In June 2004, the company allowed its offer to lapse in the face of a higher offer by BAE Systems plc.

Marine Systems

	July 4	June 29
Three Months Ended	2004	2003	Variance

Net sales	$1,177	$983	$194	20%
Operating earnings	81	64	17	27%
Operating margin	6.9%	6.5%

	July 4	June 29
Six Months Ended	2004	2003	Variance

Net sales	$2,457	$1,959	$498	25%
Operating earnings	179	129	50	39%
Operating margin	7.3%	6.6%

     The Marine Systems group’s net sales increased significantly for the three- and six-month periods ended July 4, 2004, compared with the same prior year periods. Increased volume on engineering and repair contracts and early-stage production and development programs, including the Virginia-class submarine, the T-AKE combat logistics ships and the conversion of Trident ballistic missile submarines to a conventional-strike configuration (SSGN), led the growth in sales.

     Operating earnings for the second quarter and first half of 2004 also grew substantially as a result of the increased sales volume and improved performance on the group’s commercial shipbuilding contracts. The group’s 2003 operating earnings were depressed by losses recorded on its contracts to build two roll-on/roll-off cargo ships and four double-hull oil tankers. No charges were taken on these programs in the first half of 2004. Both cargo ships under contract were delivered by the third quarter of 2003. The estimated cost to complete the four oil tankers remained firm through the second quarter of 2004. As of the end of the quarter, the first ship was substantially complete and the second ship was approximately 83 percent complete. The first ship is scheduled to be delivered in August and the second in November of this year, with the third and fourth ships scheduled for delivery in 2005 and 2006, respectively. While there is some risk on this contract associated with increasing steel prices and schedule delays, the company does not currently expect to record additional losses on this contract going forward.

     The Marine Systems group’s operating margins showed solid improvement in the second quarter and first half of 2004 compared with 2003. This increase resulted from the absence of commercial shipbuilding charges and the increased activity on higher-margin repair and engineering contracts. The company expects the group’s full-year operating margins to be consistent with the average for the first half of 2004, with second-half revenues approximating those of the first six months.

Aerospace

	July 4	June 29
Three Months Ended	2004	2003	Variance

Net sales	$771	$715	$56	8%
Operating earnings	94	45	49	109%
Operating margin	12.2%	6.3%

Aircraft deliveries (in units):
Green	20	19
Completion	18	13

	July 4	June 29
Six Months Ended	2004	2003	Variance

Net sales	$1,377	$1,309	$68	5%
Operating earnings	160	85	75	88%
Operating margin	11.6%	6.5%

Aircraft deliveries (in units):
Green	37	34
Completion	30	30

     The Aerospace group’s net sales increased in the second quarter of 2004 compared with the same quarter in 2003 due to one additional green aircraft delivery, a more favorable mix of green aircraft deliveries and a higher number of aircraft completions, offset in part by lower sales of pre-owned aircraft. Net sales increased for the six-month period ended July 4, 2004, as a result of an increase in green aircraft deliveries, a more favorable mix of green deliveries and higher activity in aircraft services, reduced partially by lower pre-owned aircraft sales.

     The group’s operating earnings grew considerably for the three- and six-month periods ended July 4, 2004, compared with the same periods in 2003. This improvement is due to cost curtailment efforts initiated by the company in 2003, management’s increased control over pre-owned aircraft activities and, to a lesser extent, the increase in new aircraft sales. The company has incurred no losses associated with pre-owned aircraft in 2004 versus losses of $24 and $48 in the second quarter and first half of 2003, respectively.

     The company believes that business-jet market conditions continue to show signs of improvement. Prices of new and pre-owned aircraft have been stabilizing, and demand has been rising since the latter half of 2003. Accordingly, the company remains guardedly optimistic about the outlook for the Aerospace group. The group’s operating margins increased for the third straight quarter, and the company expects full-year margins to be consistent with the second quarter results on gradually increasing revenues. (See Notes H and L to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Resources

	July 4	June 29
Three Months Ended	2004	2003	Variance

Net sales	$65	$69	$(4)	-6%
Operating earnings	7	9	(2)	-22%

	July 4	June 29
Six Months Ended	2004	2003	Variance

Net sales	$112	$110	$2	2%
Operating earnings	(2)	19	(21)	-111%

     The Resources group’s net sales decreased slightly for the three-month period ended July 4, 2004, due to decreased volume in the company’s coal mining business. Net sales were steady for the first half of 2004 compared with the same period in 2003. Increased volume at the company’s aggregates business was largely offset by a decrease in activity in the coal business. Operating earnings were down for the second quarter and first half of 2004 as a result of unfavorable seasonable conditions and slightly reduced commercial pension plan earnings. In addition, earnings in the first half of 2003 were favorably impacted by the reduction of surface reclamation obligations in the company’s coal mining operations upon adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

Backlog

     The following table details the backlog and the total estimated contract value of each business group at July 4, 2004, and December 31, 2003:

					Total
				IDIQ	Estimated
			Total	Contract	Contract
July 4, 2004	Funded	Unfunded	Backlog	Value	Value

Information Systems and Technology	$6,172	$1,406	$7,578	$5,826	$13,404
Combat Systems	6,644	2,497	9,141	152	9,293
Marine Systems	9,387	8,512	17,899	—	17,899
Aerospace	3,970	2,257	6,227	—	6,227
Resources	235	57	292	—	292

Total	$26,408	$14,729	$41,137	$5,978	$47,115

December 31, 2003

Information Systems and Technology	$6,164	$1,529	$7,693	$6,517	$14,210
Combat Systems	6,029	2,447	8,476	162	8,638
Marine Systems	8,775	9,388	18,163	—	18,163
Aerospace	4,127	2,397	6,524	—	6,524
Resources	163	57	220	—	220

Total	$25,258	$15,818	$41,076	$6,679	$47,755

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

     The company received several notable contract awards during the second quarter of 2004, including the following:

     The Information Systems and Technology group was awarded a 5-year contract valued at approximately $480 to continue its support of the U.S. Joint Forces Command’s Joint Experimentation Program and Joint Futures Lab, which develops new joint warfighting concepts, organizational structures and emerging technologies. The company has supported this program for the past six years, providing services such as research and development, engineering, and formulation and analysis of joint operational concepts.

     The Combat Systems group received an order from the Army valued at over $160 to complete the fourth brigade of Stryker wheeled combat vehicles. The order is for 116 vehicles which, along with 212 vehicles previously ordered, are scheduled to be delivered between February 2005 and February 2006.

     The Canadian Department of National Defense awarded the Combat Systems group a contract worth $165 to provide various services including fleet management, supply support, technical support, engineering support and project management for the Canadian Forces Wheeled Light Armoured Vehicles. The contract is for a period of three years with options for two follow-on years.

     The Army awarded the Combat Systems group two contracts valued at over $170 to extend the company’s M1 Abrams Main Battle Tank program. The first is a delivery order valued at $121 under a contract to retrofit 65 M1A2 Abrams tanks to the M1A2 System Enhancement Program (SEP) configuration. Through this program, the company retrofits M1A2 tanks with improved electronics, command-and-control capabilities and armor enhancements that improve the tank’s effectiveness. The second is a $52 delivery order for 120 M1A1 Abrams Integrated Management (AIM) material sets to be delivered by June 2006.

     The Marine Systems group received a $293 contract modification from the Navy to provide design, engineering, material and logistics support for strategic and attack submarines; research and development for submarine research vehicles; and planning, scheduling and technical support for submarine maintenance activities. This award modifies a March 2004 contract that has a potential value of $1.1 billion over five years if all options are exercised.

     The Navy awarded the Marine Systems group an option worth $79 to continue development of its proposed design for the Littoral Combat Ship (LCS), the Navy’s newest class of ships. The Marine Systems group was one of two teams selected to proceed to this final stage of development for the LCS.

     The company also has received several significant contract awards since the end of the second quarter, including the following:

     The Information Systems and Technology group was awarded “Cluster 5” of the Joint Tactical Radio System (JTRS), a contract worth $295 to develop small, lightweight software-defined radios for use by all branches of the U.S. military in devices such as unattended sensors and soldier systems. The JTRS program is designed to transform joint service operations by providing communication flexibility and adaptability to fighting forces. If all options are exercised, the contract has a potential value of over $1 billion through 2011. A competitor has protested this award. The company has not yet been able to evaluate the merits of this protest.

     The company is a member of a team that was selected as Canada’s Maritime Helicopter Project (MHP) provider. The MHP program calls for the replacement of Canada’s aging fleet of marine helicopters with 28 state-of-the-art helicopters to be used for anti-submarine patrols, surveillance, search-and-rescue support, and disaster relief support. The company will provide the integrated mission systems for the new helicopters and related support over a 20-year period under a subcontract arrangement with a potential value of up to $1.3 billion.

Aerospace

     The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

     A significant portion of the Aerospace backlog is with an unaffiliated customer, NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of July 4, 2004, backlog with NetJets for all aircraft types represented 52 percent of the Aerospace funded backlog and 88 percent of the Aerospace unfunded backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

     The company generated strong cash flow from operating activities in the first half of 2004, exceeding net earnings for both the second quarter and year-to-date. Net cash provided by operating activities totaled $690 for the six-month period ended July 4, 2004, versus $458 in the same period in 2003. The substantial cash flow in the first half of 2004 resulted from strong net earnings and low taxes paid. In the first half of 2003, cash flow from operating activities approximated net earnings. Free cash flow from operations for the first half of 2004 was $572 and was driven by strong contributions from all business groups. This total compared with $391 for the same period in 2003. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for such purposes as repaying maturing debt, funding business acquisitions and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

	July 4	June 29
Six Months Ended	2004	2003

Net cash provided by operating activities	$690	$458
Capital expenditures	(118)	(67)

Free cash flow from operations	$572	$391

     The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs and believes it has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

     As discussed further in Note L to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and the Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.1 billion at July 4, 2004. In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, or $715 after-

tax. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

     Net cash used by investing activities was $138 for the six-month period ended July 4, 2004, compared with $1.2 billion for the first half of 2003. Cash used for investing activities was higher in the first half of 2003 due to the acquisition on March 1, 2003, of GM Defense of London, Ontario, a business unit of General Motors Corporation, for $1.1 billion in cash. The company issued commercial paper to finance the acquisition. The primary use of cash for investing activities in the first half of 2004 was capital expenditures.

Financing Activities

     Financing activities used cash of $312 in the first six months of 2004 and provided cash of $1.2 billion in the same period in 2003. The company used cash primarily to repay outstanding debt and pay dividends in the first half of 2004. In the second quarter of 2003, the company filed a Form S-3 Registration Statement (the Registration Statement) with the Securities and Exchange Commision to register under the Securities Act $3 billion of debt securities. In May 2003, the company issued $2 billion of medium-term fixed-rate debt pursuant to the Registration Statement. The proceeds were used to repay a portion of the company’s commercial paper, which had the effect of fixing interest rates on debt that previously carried variable rates.

     The company closed on the acquisition of Spectrum Astro on July 9, 2004, and anticipates completing the acquisition of Tripoint Global Communications later in the third quarter. In addition, $500 of floating-rate debt is scheduled to mature in September 2004. The company expects to fund these requirements with a combination of free cash flow from operations and available borrowing capacity.

     On March 3, 2004, the company’s board of directors declared an increased regular quarterly dividend of $.36 per share — the seventh consecutive annual increase. The board had previously increased the regular quarterly dividend to $.32 per share in March 2003.

     The company’s stock repurchases are also included in financing activities. In the first six months of 2003, the company repurchased 4.7 million shares at an average price of $64 per share, for a total value of approximately $300. The company did not repurchase any shares during the first half of 2004. The company has approximately 4.5 million remaining shares authorized for repurchase as of July 4, 2004.

Additional Financial Information

Provision for Income Taxes

     The company’s effective tax rate for the six-month period ended July 4, 2004, was 33.2 percent compared with 31.1 percent for the same period in 2003. The 2003 rate was favorably impacted by the resolution of certain outstanding state tax disputes during the first quarter, resulting in a $15, or $.08 per share, non-cash benefit. In the absence of further adjustments resulting from resolution of outstanding tax disputes, the company currently expects the effective tax rate for the full year to be consistent with the rate for the first half of 2004. For further discussion of tax matters, as well as a discussion of the net deferred tax liability, see Note K to the unaudited Consolidated Financial Statements.

Environmental Matters and Other Contingencies

     For a discussion of environmental matters and other contingencies, see Note L to the unaudited Consolidated Financial Statements. The company does not expect its liability, in the aggregate, with respect to these matters to have a material impact on its results of operations, financial condition or cash flows.

Application of Critical Accounting Policies

     Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in the company’s critical accounting policies during the second quarter of 2004.

     New Accounting Standards

     The Financial Accounting Standards Board issued Staff Position (FSP) No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Act of 2003, in May 2004. FSP 106-2 provides guidance on the accounting for the effects of the Federal subsidy to sponsors of retiree healthcare benefit plans included in the Medicare Act. FSP 106-2 is effective in the third quarter of 2004. The company is currently evaluating the possible economic impact of the Medicare Act, if any, on its postretirement benefit plan accounting.

GENERAL DYNAMICS CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK
July 4, 2004

     There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 4, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 4, 2004, the company’s disclosure controls and procedures were effective.

     There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended July 4, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

GENERAL DYNAMICS CORPORATION
FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	General U.S. and international political and economic conditions;
•	Changing priorities in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats or to improved homeland security);
•	Termination of government contracts due to unilateral government action;
•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
•	Changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;
•	Reliance on a large-fleet customer for a majority of the firm aircraft contracts backlog and most of the options backlog; and
•	The status or outcome of legal and/or regulatory proceedings.

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

GENERAL DYNAMICS CORPORATION

PART II — OTHER INFORMATION
July 4, 2004

ITEM 1. LEGAL PROCEEDINGS

     For information relating to legal proceedings, see Note L to the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 4. SUBMISSION OF MATTERS TO
A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 5, 2004.

(b)	In an uncontested election, each of the following nominees was elected to the Board of Directors according to the following votes:

Matter	Votes Cast
	For	Withheld
Election of Directors:
N.D. Chabraja	169,077,707	4,255,077
J.S. Crown	160,541,788	12,790,996
L. Crown	170,872,351	2,460,433
W.P. Fricks	165,830,706	7,502,078
C.H. Goodman	160,525,903	12,806,881
J.L. Johnson	171,287,425	2,045,359
G.A. Joulwan	169,121,692	4,211,092
P.G. Kaminski	166,110,791	7,221,993
J.M. Keane	171,276,588	2,056,196
L.L. Lyles	170,992,804	2,339,980
C.E. Mundy, Jr.	169,111,291	4,221,493
R. Walmsley	171,219,441	2,113,343

(c)	The results of voting on Proposals 2 through 4 were as follows:

Proposal 2. Shareholders approved the General Dynamics Corporation Equity Compensation Plan.

	For	Against	Abstain	Broker Non-votes
Approval of the Equity
Compensation Plan	137,585,804	17,569,387	1,273,001	16,904,592

Proposal 3. A non-binding shareholder proposal recommending that the Board of Directors adopt a policy requiring a shareholder vote to adopt or extend any shareholder rights plan (also known as a “poison pill”) and, if such a policy is adopted, requiring a shareholder vote to alter or remove such policy received a majority of the votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder
Proposal with regard
to Poison Pills	84,140,473	70,665,942	1,621,776	16,904,593

Proposal 4. A shareholder proposal requesting that the company provide its shareholders a comprehensive report of its foreign sales of weapons-related products and services did not receive a majority of the votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder
Proposal with regard
to Foreign Military Sales	7,010,692	135,472,536	13,944,963	16,904,593

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On April 21, 2004, the company furnished a Form 8-K under Item 12, Results of Operations and Financial Condition, announcing the company’s results for the quarter ended April 4, 2004.

On June 3, 2004, the company filed a Form 8-K under Item 5, Other Events, announcing that its Chairman and CEO extended his employment contract through April 2008.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

	by	/s/ John W. Schwartz

John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: August 6, 2004