Form 10-Q
period 2004-10-03
GENERAL DYNAMICS CORP
filed 2004-11-05
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

     200,287,628 shares of the registrant’s common stock, $1 par value per share, were outstanding at October 31, 2004.

GENERAL DYNAMICS CORPORATION

GENERAL DYNAMICS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	October 3
	2004	December 31
ASSETS	(Unaudited)	2003

Current Assets:
Cash and equivalents	$686	$861
Accounts receivable	1,438	1,376
Contracts in process	2,966	2,546
Inventories	1,287	1,160
Other current assets	491	455

Total Current Assets	6,868	6,398

Noncurrent Assets:
Property, plant and equipment, net	2,140	2,085
Intangible assets, net	1,026	1,028
Goodwill	6,469	6,081
Other assets	662	591

Total Noncurrent Assets	10,297	9,785

	$17,165	$16,183

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt and current portion of long-term debt	$391	$747
Accounts payable	1,296	1,317
Other current liabilities	3,910	3,553

Total Current Liabilities	5,597	5,617

Noncurrent Liabilities:
Long-term debt	3,296	3,296
Other liabilities	1,495	1,349
Commitments and contingencies (See Note K)

Total Noncurrent Liabilities	4,791	4,645

Shareholders’ Equity:
Common stock, including surplus	960	838
Retained earnings	6,882	6,206
Treasury stock	(1,231)	(1,279)
Accumulated other comprehensive income	166	156

Total Shareholders’ Equity	6,777	5,921

	$17,165	$16,183

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended
	October 3	September 28
	2004	2003

Net Sales	$4,754	$4,422
Operating costs and expenses	4,255	4,064

Operating Earnings	499	358

Interest expense, net	(33)	(29)
Other income (expense), net	3	(3)

Earnings from Continuing Operations before Income Taxes	469	326

Provision for income taxes	146	71

Earnings from Continuing Operations	$323	$255

Discontinued operations, net of tax	(1)	7

Net Earnings	$322	$262

Earnings per Share - Basic
Continuing operations	$1.62	$1.29
Discontinued operations	(0.01)	0.04

Net Earnings	$1.61	$1.33

Earnings per Share - Diluted
Continuing operations	$1.60	$1.28
Discontinued operations	-	0.04

Net Earnings	$1.60	$1.32

Dividends Per Share	$0.36	$0.32

Supplemental Information:
General and administrative expenses included in operating costs and expenses	$291	$270

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Nine Months Ended
	October 3	September 28
	2004	2003

Net Sales	$14,266	$11,768
Operating costs and expenses	12,831	10,713

Operating Earnings	1,435	1,055

Interest expense, net	(111)	(59)
Other (expense) income, net	(9)	3

Earnings from Continuing Operations before Income Taxes	1,315	999

Provision for income taxes	427	280

Earnings from Continuing Operations	$888	$719

Discontinued operations, net of tax	3	6

Net Earnings	$891	$725

Earnings per Share - Basic
Continuing operations	$4.46	$3.64
Discontinued operations	0.01	0.03

Net Earnings	$4.47	$3.67

Earnings per Share - Diluted
Continuing operations	$4.42	$3.61
Discontinued operations	0.01	0.03

Net Earnings	$4.43	$3.64

Dividends Per Share	$1.08	$0.96

Supplemental Information:
General and administrative expenses included in operating costs and expenses	$866	$760

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Nine Months Ended
	October 3	September 28
	2004	2003

Cash Flows from Operating Activities:
Earnings from Continuing Operations	$888	$719
Adjustments to reconcile Earnings from Continuing Operations to net cash provided by operating activities -
Depreciation, depletion and amortization of property, plant and equipment	176	145
Amortization of intangible assets	72	47
Deferred income tax provision	235	86
(Increase) decrease in assets, net of effects of business acquisitions -
Accounts receivable	(17)	26
Contracts in process	(277)	(492)
Inventories	(130)	150
Increase (decrease) in liabilities, net of effects of business acquisitions -
Billings in excess of costs and estimated profits	122	10
Income taxes payable	21	66
Accounts payable	(61)	109
Other current liabilities	(46)	26
Other, net	35	(55)

Net Cash Provided by Operating Activities from Continuing Operations	1,018	837

Net Cash Used by Discontinued Operations	(19)	(10)

Net Cash Provided by Operating Activities	999	827

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(526)	(2,987)
Capital expenditures	(178)	(115)
Other, net	26	10

Net Cash Used by Investing Activities	(678)	(3,092)

Cash Flows from Financing Activities:
Issuance of fixed-rate notes, net	-	3,094
Repayment of floating-rate notes	(500)	-
Net proceeds of commercial paper	190	7
Net repayments of other debt	(46)	(25)
Dividends paid	(206)	(186)
Purchases of common stock	-	(300)
Other, net	66	45

Net Cash (Used) Provided by Financing Activities	(496)	2,635

Net (Decrease) Increase in Cash and Equivalents	(175)	370
Cash and Equivalents at Beginning of Period	861	327

Cash and Equivalents at End of Period	$686	$697

Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$136	$166
Interest	$116	$35

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(A)	Basis of Preparation

     The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three- and nine-month periods ended October 3, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three- and nine-month periods ended October 3, 2004, and September 28, 2003. Certain prior-year amounts have been reclassified to conform to the current-year presentation.

(B)	Acquisitions, Intangible Assets and Goodwill, Net

     During the first nine months of 2004, the company completed the following acquisitions for a total cost of approximately $500, which was paid in cash:

Information Systems and Technology
•	TriPoint Global Communications, Inc., (TriPoint), of Newton, North Carolina, on September 17. TriPoint provides ground-based satellite and wireless communication equipment and integration services for video, voice and data applications.
•	Spectrum Astro, Inc., (Spectrum Astro), of Gilbert, Arizona, on July 9. Spectrum Astro manufactures and integrates space systems, satellites and ground-support equipment.

     During 2003, the company completed the following acquisitions for a total cost of approximately $3 billion, which was paid in cash:

Information Systems and Technology
•	Digital System Resources, Inc., (DSR) of Fairfax, Virginia, on September 10. DSR provides surveillance and combat systems for submarines and surface ships.
•	Veridian Corporation (Veridian) of Arlington, Virginia, on August 11. Veridian provides the Department of Defense, the Department of Homeland Security and the intelligence community with network security and enterprise protection; intelligence, surveillance and reconnaissance systems development and integration; decision support; information systems development and integration; chemical, biological and nuclear detection capabilities; network and enterprise management services; and large-scale systems engineering.

•	Creative Technology Incorporated (CTI) of Herndon, Virginia, on March 31. CTI supports the intelligence community and the Department of Defense by delivering systems and network engineering, integration, software development, and operations and technical consulting.

Combat Systems
•	Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG (Steyr) of Vienna, Austria, on October 2. Steyr develops and manufactures armored combat vehicles, including the Pandur family of wheeled combat vehicles and the Ulan tracked infantry fighting vehicle.
•	Intercontinental Manufacturing Company (IMCO) of Garland, Texas, a division of Datron, Inc., on September 4. IMCO develops and manufactures aircraft bomb bodies for the U.S. armed services.
•	General Motors Defense (GM Defense) of London, Ontario, a business unit of General Motors Corporation, on March 1. GM Defense manufactures wheeled armored vehicles and turrets.

     The operating results of these businesses are included with those of the company from their respective closing dates. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Certain of the estimates related to the Spectrum Astro and TriPoint acquisitions are still preliminary at October 3, 2004. The company is awaiting the completion of the appraisals of assets acquired, and the identification and valuation of intangible assets acquired. The company expects these analyses to be completed in the fourth quarter of 2004 for Spectrum Astro and the first quarter of 2005 for TriPoint.

     Intangible assets consisted of the following:

	October 3			December 31
	2004			2003
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortized intangible assets:
Contract and program intangible assets	$1,066	$(207)	$859	$991	$(157)	$834
Other intangible assets	292	(125)	167	278	(103)	175

	$1,358	$(332)	$1,026	$1,269	$(260)	$1,009

Unamortized intangible assets:
Trademarks	$-	$-	$-	$19	$-	$19

     The company amortizes contract and program intangible assets on a straight-line basis over periods ranging from 8 to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over periods ranging from 5 to 21 years.

     Amortization expense was $24 and $72 for the three- and nine-month periods ended October 3, 2004, and $27 and $47 for the three- and nine-month periods ended September 28, 2003. The company expects to record annual amortization expense over the next five years as follows:

2005	$98
2006	$98
2007	$97
2008	$91
2009	$88

     The changes in the carrying amount of goodwill by business group for the nine months ended October 3, 2004, were as follows:

	December 31			October 3
	2003	Acquisitions (a)	Other (b)	2004

Information Systems and Technology	$3,581	$341	$13	$3,935
Combat Systems	1,958	(7)	41	1,992
Marine Systems	193	—	—	193
Aerospace	348	—	—	348
Resources	1	—	—	1

	$6,081	$334	$54	$6,469

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for currency translation.

(C)	Equity Compensation Plans

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

     Had compensation expense for stock options been determined based on the fair value at the grant dates for awards under the company’s incentive compensation plans, the company’s net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

		Three Months Ended		Nine Months Ended
		October 3	September 28	October 3	September 28
		2004	2003	2004	2003

Net earnings, as reported		$322	$262	$891	$725
Add: Stock-based compensation expense included in reported net earnings, net of tax (a)		10	3	26	9
Deduct: Total fair value-based compensation expense, net of tax		(17)	(10)	(45)	(30)

	Pro forma	$315	$255	$872	$704

Net earnings
Per share - basic:	As reported	$1.61	$1.33	$4.47	$3.67
	Pro forma	$1.58	$1.29	$4.38	$3.56

Net earnings
Per share - diluted:	As reported	$1.60	$1.32	$4.43	$3.64
	Proforma	$1.56	$1.28	$4.34	$3.53

(a)	Represents restricted stock grants under the company’s Equity Compensation Plan and 1997 Incentive Compensation Plan.

     The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

(D)	Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 3	September 28	October 3	September 28
	2004	2003	2004	2003

Net earnings	$322	$262	$891	$725
Foreign currency translation adjustments	33	(44)	(5)	79
Unrealized gain/(loss) on available-for-sale securities	8	(1)	8	-
Fair value adjustments on cash flow hedges	(1)	(4)	7	(6)

Comprehensive income	$362	$213	$901	$798

(E)	Earnings Per Share

     Basic earnings per share for all periods presented is computed using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.

     Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3	September 28	October 3	September 28
	2004	2003	2004	2003

Basic weighted average shares outstanding	199,964	197,311	199,201	197,804
Assumed exercise of stock options	1,711	1,608	1,693	1,487
Contingently issuable shares	177	103	177	103

Diluted weighted average shares outstanding	201,852	199,022	201,071	199,394

(F)	Contracts in Process

     Contracts in process represent costs and accrued profit related to defense contracts and programs and consisted of the following:

	October 3	December 31
	2004	2003

Contract costs and estimated profits	$21,781	$17,698
Other contract costs	765	749

	22,546	18,447
Less advances and progress payments	19,580	15,901

	$2,966	$2,546

     Contract costs include production costs and related overhead, such as general and administrative expenses, as well as contract recoveries for such matters as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $11 as of October 3, 2004, and $21 as of December 31, 2003. The company records revenue associated with these matters as either income or as an offset against a potential loss only when recovery can be reliably estimated and realization is probable. Other contract costs represent amounts required to be recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. The company expects to recover these costs through ongoing business, including both existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or one of two suppliers on long-

term defense programs. If the level of backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

(G)	Inventories

     Inventories primarily represent commercial aircraft components and consisted of the following:

	October 3	December 31
	2004	2003

Work in process	$670	$614
Raw materials	396	389
Pre-owned aircraft	173	103
Other (a)	48	54

	$1,287	$1,160

(a)	Consists primarily of coal and aggregates.

(H)	Debt

Debt consisted of the following:

	Maturity	Average	October 3	December 31
	Dates	Interest Rates	2004	2003

Fixed-rate notes, net of unamortized discount	2006-2015	2.125%-5.375%	$3,095	$3,094
Floating-rate notes	2004	1.42%	-	500
Commercial paper, net of unamortized discount	2004	1.81%	371	183
Senior notes	2008	6.32%	150	150
Term debt	2008	7.50%	40	40
Other	Various	Various	31	76

			3,687	4,043
Less current portion			391	747

			$3,296	$3,296

     As of October 3, 2004, the company had outstanding $3.1 billion aggregate principal amount of fixed-rate notes, which are registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the Securities Act). The fixed-rate notes consist of the following:

•	$500 aggregate principal amount of 2.125 percent notes maturing in 2006;
•	$500 aggregate principal amount of 3.000 percent notes maturing in 2008;
•	$700 aggregate principal amount of 4.500 percent notes maturing in 2010;
•	$1 billion aggregate principal amount of 4.250 percent notes maturing in 2013; and
•	$400 aggregate principal amount of 5.375 percent notes maturing in 2015.

     The fixed-rate notes are fully and unconditionally guaranteed by certain of the company’s 100-percent-owned subsidiaries. The notes are redeemable at the company’s option in whole or in part at any time prior to their maturity at 100 percent of the principal amount of the notes to be redeemed plus any accrued but unpaid interest on the date the notes are redeemed and any applicable make-whole amounts. See Note N for condensed consolidating financial statements.

     The company retired the three-year floating-rate notes on their scheduled maturity date of September 1, 2004.

     As of October 3, 2004, the company had $371 of commercial paper outstanding at an average yield of approximately 1.81% with an average maturity of approximately 9 days. The company has $2 billion in bank credit facilities that serve as back-up liquidity facilities for its commercial paper issuances. These credit facilities consist of a $1 billion multiyear facility expiring in July 2006 and a $1 billion multiyear facility expiring in July 2009. The company’s commercial paper issuances and the bank credit facilities are guaranteed by certain of the company’s 100-percent-owned subsidiaries. Additionally, certain international subsidiaries have available local bank credit facilities totaling approximately $650.

     The senior notes are privately placed U.S.-dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semi-annually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap that locks in the U.S.-dollar equivalent interest payments and principal repayment of these notes. As of October 3, 2004, the fair value of this currency swap was a $23 liability. The senior notes are backed by a parent company guarantee.

     The company assumed the term debt in connection with its acquisition of Primex Technologies, Inc., in 2001. Sinking fund payments of $5 are required in December of each of the years 2004 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

     As of October 3, 2004, other debt consisted primarily of a $16 note payable to a Spanish insurance company and two capital lease arrangements totaling $9. Annual principal payments on the note payable are $14 in 2004 and $1 in 2005 and 2006. Interest is payable each December at a rate of 3.85 percent annually.

     Certain of the company’s financing arrangements contain a number of customary covenants and restrictions, including a minimum net worth threshold. The company was in compliance with all material covenants as of October 3, 2004.

(I)	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	October 3	December 31
	2004	2003

Billings in excess of costs and estimated profits	$914	$792
Customer deposits on commercial contracts	585	465
Workers’ compensation	537	548
Salaries and wages	399	371
Retirement benefits	372	306
Liabilities of discontinued operations	47	71
Other	1,056	1,000

Other Current Liabilities	$3,910	$3,553

Deferred U.S. federal income taxes	$620	$350
Retirement benefits	337	340
Accrued costs of disposed businesses	49	63
Customer deposits on commercial contracts	57	77
Other	432	519

Other Liabilities	$1,495	$1,349

(J)	Income Taxes

     The company had a net deferred tax liability of $360 at October 3, 2004, and a net deferred tax asset of $1 at December 31, 2003. The current portion of the net deferred taxes was an asset of $252 at October 3, 2004, and $333 at December 31, 2003, and is included in other current assets on the Consolidated Balance Sheet.

     In the first quarter of 2003, the company settled various outstanding state tax disputes, resulting in a net non-cash benefit of $15, or $.08 per share. In the third quarter of 2003, the company and the Internal Revenue Service (IRS) reached agreement with respect to the examination of the company’s income tax returns for 1996 through 1998. As a result of the resolution of the 1996-1998 audit cycle, the company reassessed its tax contingencies during the quarter and recognized a non-cash benefit of $31, or $.16 per share. The IRS has begun its examination of the company’s 1999 through 2002 income tax returns. The company has recorded liabilities for tax contingencies for these open years. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

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

     If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.1 billion at October 3, 2004. This would result in a liability for the company of approximately $1.2 billion pretax, $700 after-tax, to be taken as a charge against discontinued operations. The company believes it has sufficient resources to pay such an obligation if required.

     Final Analysis. On May 28, 2003, Final Analysis Communication Services, Inc. (FACS), a Maryland corporation, served the company with a complaint it filed on January 30, 2003, in the United States District Court for the District of Maryland. On October 14, 2004, FACS moved for leave to file a second amended complaint alleging that the company breached contracts among the company, FACS and FACS’ then-corporate parent, Final Analysis, Inc., a Maryland corporation currently a debtor in the Bankruptcy Court for the District of Maryland. It also alleges tort claims for fraud, tortious interference with contractual and business relations, fraudulent inducement, negligent misrepresentation, and a claim for breach of warranty. The second amended complaint alleges monetary damages in excess of $500, plus punitive damages. The company anticipates filing a response to the second amended complaint in November 2004. The company denies liability to FACS and asserts counterclaims. A trial date is set for July 19, 2005. The company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

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

     Other

     In the ordinary course of business, the company has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling $1 billion at October 3, 2004. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

     As a government contractor, the company is from time to time subject to U.S. government investigations relating to its operations, including claims for fines, penalties and compensatory and treble damages. The company believes, based on currently available information, that the outcome of such ongoing government disputes and investigations will not have a material impact on its results of operations, financial condition or cash flows.

     On June 5, 2001, the company acquired substantially all of the assets of Galaxy Aerospace Company LP. The selling parties may receive additional payments, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets.

     As of October 3, 2004, in connection with orders for six Gulfstream G550 and one Gulfstream G400 aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (principally Gulfstream aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2006 and totaled $200 as of October 3, 2004, down from $229 at December 31, 2003. Beyond these commitments, additional aircraft trade-ins are likely to be accepted throughout the year in connection with future orders for new aircraft.

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

     The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 3, 2004, and September 28, 2003, were as follows:

	October 3	September 28
Nine Months Ended	2004	2003

Beginning Balance	$181	$106
Warranty Expense	39	60
Payments	(29)	(36)
Adjustments (a)	1	93

Ending Balance	$192	$223

(a)	Includes warranty liabilities assumed in connection with acquisitions.

(L)	Retirement Plans

     The company provides defined benefit pension and other postretirement benefits to certain eligible employees.

     Net periodic pension and other postretirement benefit costs for the three- and nine-month periods ended October 3, 2004, and September 28, 2003, consisted of the following:

			Other
	Pension Benefits		Postretirement Benefits

	October 3	September 28	October 3	September 28
Three Months Ended	2004	2003	2004	2003

Service cost	$58	$45	$4	$3
Interest cost	100	96	18	21
Expected return on plan assets	(132)	(131)	(7)	(7)
Recognized net actuarial (gain) loss	-	(1)	3	2
Amortization of unrecognized transition obligation	-	-	2	3
Amortization of prior service cost	8	9	-	-

Net periodic cost	$34	$18	$20	$22

			Other
	Pension Benefits		Postretirement Benefits

	October 3	September 28	October 3	September 28
Nine Months Ended	2004	2003	2004	2003

Service cost	$173	$133	$10	$11
Interest cost	299	288	54	57
Expected return on plan assets	(398)	(392)	(20)	(19)
Recognized net actuarial loss (gain)	2	(3)	9	5
Amortization of unrecognized transition obligation	-	-	7	8
Amortization of prior service cost	24	27	(1)	2

Net periodic cost	$100	$53	$59	$64

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

     In May 2004, the FASB issued Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on how companies should account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) on their postretirement health care plans. The company has determined that the enactment of the Medicare Act does not have a significant impact on its postretirement benefit plans and will recognize the effects of the Medicare Act at the next measurement date.

(M)	Business Group Information

     The company operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems; and business aviation, respectively. The company also owns certain other commercial operations that are identified for reporting purposes as Resources. The company measures each group’s profit based on operating earnings. As a result, net interest, other income and expense items, and income taxes have not been allocated to the company’s business groups.

     Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
	October 3	September 28	October 3	September 28
Three Months Ended	2004	2003	2004	2003

Information Systems and Technology	$1,657	$1,301	$176	$148
Combat Systems	1,071	1,045	134	116
Marine Systems	1,154	1,190	62	36
Aerospace	798	808	117	50
Resources (a)	74	78	10	8

	$4,754	$4,422	$499	$358

	Net Sales		Operating Earnings
	October 3	September 28	October 3	September 28
Nine Months Ended	2004	2003	2004	2003

Information Systems and Technology	$5,084	$3,444	$542	$401
Combat Systems	3,210	2,870	367	327
Marine Systems	3,611	3,149	241	165
Aerospace	2,175	2,117	277	135
Resources (a)	186	188	8	27

	$14,266	$11,768	$1,435	$1,055

	Identifiable Assets
	October 3	December 31
	2004	2003

Information Systems and Technology	$6,624	$5,903
Combat Systems	4,948	4,783
Marine Systems	2,100	2,126
Aerospace	2,680	2,635
Resources (a)	303	255
Corporate (b)	510	481

	$17,165	$16,183

(a)	Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.
(b)	Corporate identifiable assets include cash and equivalents from domestic operations, real estate held for development and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

(N)	Condensed Consolidating Financial Statements

     The fixed-rate notes described in Note H are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the Guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the Guarantors on a combined basis (each Guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of October 3, 2004, and December 31, 2003, for the balance sheet, as well as the statements of earnings and cash flows for the three- and nine-month periods ended October 3, 2004, and September 28, 2003.

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended October 3, 2004	Parent	Basis	Basis	Adjustments	Consolidated

Net Sales	$-	$3,875	$879	$-	$4,754
Cost of sales	(2)	3,235	731	-	3,964
General and administrative expenses	-	243	48	-	291

Operating Earnings	2	397	100	-	499
Interest expense	(34)	(1)	(4)	-	(39)
Interest income	2	-	4	-	6
Other income, net	(1)	5	(1)	-	3

Earnings from Continuing Operations before Income Taxes	(31)	401	99	-	469
Provision for income taxes	(15)	131	30	-	146
Discontinued operations, net of tax	-	(1)	-	-	(1)
Equity in net earnings of subsidiaries	338	-	-	(338)	-

Net Earnings	$322	$269	$69	$(338)	$322

Nine Months Ended October 3, 2004

Net Sales	$-	$11,710	$2,556	$-	$14,266
Cost of sales	2	9,828	2,135	-	11,965
General and administrative expenses	-	708	158	-	866

Operating Earnings	(2)	1,174	263	-	1,435
Interest expense	(102)	(4)	(14)	-	(120)
Interest income	2	-	7	-	9
Other expense, net	(25)	6	10	-	(9)

Earnings from Continuing Operations before Income Taxes	(127)	1,176	266	-	1,315
Provision for income taxes	(65)	402	90	-	427
Discontinued operations, net of tax	-	3	-	-	3
Equity in net earnings of subsidiaries	953	-	-	(953)	-

Net Earnings	$891	$777	$176	$(953)	$891

Condensed Consolidating Statement of Earnings

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Three Months Ended September 28, 2003	Parent	Basis	Basis	Adjustments	Consolidated

Net Sales	$-	$3,649	$773	$-	$4,422
Cost of sales	2	3,160	632	-	3,794
General and administrative expenses	-	215	55	-	270

Operating Earnings	(2)	274	86	-	358
Interest expense	(26)	(1)	(3)	-	(30)
Interest income	-	-	1	-	1
Other expense, net	(2)	(1)	-	-	(3)

Earnings from Continuing Operations before Income Taxes	(30)	272	84	-	326
Provision for income taxes	(38)	81	28	-	71
Discontinued operations, net of tax	-	7	-	-	7
Equity in net earnings of subsidiaries	254	-	-	(254)	-

Net Earnings	$262	$198	$56	$(254)	$262

Nine Months Ended September 28, 2003

Net Sales	$-	$9,781	$1,987	$-	$11,768
Cost of sales	(7)	8,333	1,627	-	9,953
General and administrative expenses	-	612	148	-	760

Operating Earnings	7	836	212	-	1,055
Interest expense	(51)	(3)	(11)	-	(65)
Interest income	-	1	5	-	6
Other income, net	(5)	2	6	-	3

Earnings from Continuing Operations before Income Taxes	(49)	836	212	-	999
Provision for income taxes	(49)	251	78	-	280
Discontinued operations, net of tax	-	6	-	-	6
Equity in net earnings of subsidiaries	725	-	-	(725)	-

Net Earnings	$725	$591	$134	$(725)	$725

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
October 3, 2004	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
Current Assets:
Cash and equivalents	$71	$-	$615	$-	$686
Accounts receivable	2	1,136	300	-	1,438
Contracts in process	113	2,214	639	-	2,966
Inventories
Work in process	-	653	17	-	670
Raw materials	-	358	38	-	396
Pre-owned aircraft	-	173	-	-	173
Other	-	48	-	-	48
Assets of discontinued operations	-	31	-	-	31
Other current assets	129	150	181	-	460

Total Current Assets	315	4,763	1,790	-	6,868

Noncurrent Assets:
Property, plant and equipment	132	3,309	671	-	4,112
Accumulated depreciation, depletion & amortization of PP&E	(20)	(1,698)	(254)	-	(1,972)
Intangible assets and goodwill	-	5,685	2,142	-	7,827
Accumulated amortization of intangible assets	-	(292)	(40)	-	(332)
Other assets	36	507	119	-	662
Investment in subsidiaries	13,650	-	-	(13,650)	-

Total Noncurrent Assets	13,798	7,511	2,638	(13,650)	10,297

	$14,113	$12,274	$4,428	$(13,650)	$17,165

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$371	$6	$14	$-	$391
Liabilities of discontinued operations	-	47	-	-	47
Other current liabilities	260	3,491	1,408	-	5,159

Total Current Liabilities	631	3,544	1,422	-	5,597

Noncurrent Liabilities:
Long-term debt	3,095	43	158	-	3,296
Other liabilities	288	1,034	173	-	1,495

Total Noncurrent Liabilities	3,383	1,077	331	-	4,791

Shareholders’ Equity:
Common stock, including surplus	960	7,246	265	(7,511)	960
Other shareholders’ equity	9,139	407	2,410	(6,139)	5,817

Total Shareholders’ Equity	10,099	7,653	2,675	(13,650)	6,777

	$14,113	$12,274	$4,428	$(13,650)	$17,165

Condensed Consolidating Balance Sheet

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
December 31, 2003	Parent	Basis	Basis	Adjustments	Consolidated

ASSETS
Current Assets:
Cash and equivalents	$179	$1	$681	$-	$861
Accounts receivable	3	1,011	362	-	1,376
Contracts in process	46	2,067	433	-	2,546
Inventories
Work in process	-	606	8	-	614
Raw materials	-	365	24	-	389
Pre-owned aircraft	-	103	-	-	103
Other	-	43	11	-	54
Assets of discontinued operations	-	36	-	-	36
Other current assets	124	161	134	-	419

Total Current Assets	352	4,393	1,653	-	6,398

Noncurrent Assets:
Property, plant and equipment	150	3,188	565	-	3,903
Accumulated depreciation, depletion & amortization of PP&E	(30)	(1,593)	(195)	-	(1,818)
Intangible assets and goodwill	-	5,332	2,037	-	7,369
Accumulated amortization of intangible assets	-	(239)	(21)	-	(260)
Other assets	(28)	517	102	-	591
Investment in subsidiaries	13,672	-	-	(13,672)	-

Total Noncurrent Assets	13,764	7,205	2,488	(13,672)	9,785

	$14,116	$11,598	$4,141	$(13,672)	$16,183

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$683	$6	$58	$-	$747
Liabilities of discontinued operations	-	71	-	-	71
Other current liabilities	203	3,301	1,295	-	4,799

Total Current Liabilities	886	3,378	1,353	-	5,617

Noncurrent Liabilities:
Long-term debt	3,094	44	158	-	3,296
Other liabilities	364	845	140	-	1,349

Total Noncurrent Liabilities	3,458	889	298	-	4,645

Shareholders’ Equity:
Common stock, including surplus	838	5,315	2,268	(7,583)	838
Other shareholders’ equity	8,934	2,016	222	(6,089)	5,083

Total Shareholders’ Equity	9,772	7,331	2,490	(13,672)	5,921

	$14,116	$11,598	$4,141	$(13,672)	$16,183

Condensed Consolidating Statement of Cash Flows

			Other
		Guarantors	Subsidiaries
		on a	on a
		Combined	Combined	Consolidating	Total
Nine Months Ended October 3, 2004	Parent	Basis	Basis	Adjustments	Consolidated

Net Cash Provided by Operating Activities from Continuing Operations	$(188)	$1,328	$(122)	$-	$1,018
Net Cash Used by Discontinued Operations	-	(19)	-	-	(19)

Net Cash Provided by Operating Activities	(188)	1,309	(122)	-	999

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(7)	(518)	(1)	-	(526)
Capital expenditures	(24)	(104)	(50)	-	(178)
Other, net	-	12	14	-	26

Net Cash Used by Investing Activities	(31)	(610)	(37)	-	(678)

Cash Flows from Financing Activities:
Repayment of floating-rate notes	(500)	-	-	-	(500)
Net proceeds of commercial paper	190	-	-	-	190
Dividends paid	(206)	-	-	-	(206)
Other, net	12	(1)	9	-	20

Net Cash Used by Financing Activities	(504)	(1)	9	-	(496)

Cash sweep by parent	615	(699)	84	-	-

Net Decrease in Cash and Equivalents	(108)	(1)	(66)	-	(175)

Cash and Equivalents at Beginning of Period	179	1	681	-	861

Cash and Equivalents at End of Period	$71	$-	$615	$-	$686

Nine Months Ended September 28, 2003

Net Cash Provided by Operating Activities from Continuing Operations	$23	$795	$19	$-	$837
Net Cash Used by Discontinued Operations	-	(10)	-	-	(10)

Net Cash Provided by Operating Activities	23	785	19	-	827

Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2,618)	(369)	-	-	(2,987)
Capital expenditures	(3)	(90)	(22)	-	(115)
Other, net	-	1	9	-	10

Net Cash Used by Investing Activities	(2,621)	(458)	(13)	-	(3,092)

Cash Flows from Financing Activities:
Issuance of fixed-rate notes	3,094	-	-	-	3,094
Purchases of common stock	(300)	-	-	-	(300)
Dividends paid	(186)	-	-	-	(186)
Other, net	35	(50)	42	-	27

Net Cash Provided by Financing Activities	2,643	(50)	42	-	2,635

Cash sweep by parent	64	(276)	212	-	-

Net Increase in Cash and Equivalents	109	1	260	-	370

Cash and Equivalents at Beginning of Period	55	(1)	273	-	327

Cash and Equivalents at End of Period	$164	$-	$533	$-	$697

GENERAL DYNAMICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 3, 2004

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

Results of Operations

Consolidated Overview

     The company’s net sales for the third quarter of 2004 were $4.8 billion, an increase of 8 percent over the third quarter of 2003. The growth in sales in the quarter is attributable primarily to increased volume on a number of programs in the Information Systems and Technology group and contributions from acquired businesses. Sales volume was essentially unchanged in the Combat Systems, Marine Systems and Aerospace groups in the third quarter of 2004 versus the same period in 2003. Operating earnings increased by 39 percent to $499 for the third quarter of 2004 compared with the third quarter of 2003. The improvement in operating earnings in the third quarter was experienced across all of the company’s business groups, in particular earnings more than doubled in the Aerospace group as a result of continued cost containment and improving market conditions.

     Net sales grew 21 percent to $14.3 billion for the nine-month period ended October 3, 2004, compared with the same period in 2003. The year-over-year increase in sales is due to increased activity across all of the company’s major business groups and acquisitions in the Information Systems and Technology and Combat Systems groups. The Information Systems and Technology group continues to experience strong demand for its communications and information technology products and services, resulting in the most significant contribution to the growth in sales in 2004. Operating earnings for the nine-month period ended October 3, 2004, rose to $1.4 billion, up 36 percent over the same prior-year period. The earnings growth resulted from the increased volume across the company and performance improvements in the Aerospace group resulting from reduced costs and a more disciplined process to better control pre-owned aircraft activities.

     The company’s operating margins have increased in each of the last four quarters and exceeded 10 percent in both the third quarter and the first nine months of 2004, reflecting the company’s continued emphasis on program performance and the successful integration of acquired businesses. General and administrative expenses as a percentage of net sales decreased to 6.1 percent in the first nine months of 2004 from 6.5 percent in the same period in 2003.

     The company’s total backlog as of October 3, 2004, remained steady compared with the end of the second quarter of 2004. New orders received during the third quarter of 2004 were $3.5 billion. However, several significant contract awards were not definitized and will not be included in the backlog until the fourth quarter of 2004. The total backlog was $40.3 billion at the end of the third quarter of 2004 versus $41.1 billion at the end of the second quarter. The funded backlog was $25.3 billion at October 3, 2004, compared with $26.4 billion last quarter. The total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts, which may be realized over the next 10 years, increased 9 percent from the second quarter to approximately $6.5 billion as of October 3, 2004.

Information Systems and Technology

	October 3	September 28
Three Months Ended	2004	2003	Variance

Net sales	$1,657	$1,301	$356	27%
Operating earnings	176	148	28	19%
Operating margin	10.6%	11.4%

	October 3	September 28
Nine Months Ended	2004	2003	Variance

Net sales	$5,084	$3,444	$1,640	48%
Operating earnings	542	401	141	35%
Operating margin	10.7%	11.6%

     The Information Systems and Technology group’s net sales and operating earnings increased significantly for the three- and nine-month periods ended October 3, 2004, compared with the same prior-year periods. The substantial growth in sales and earnings resulted from the acquisitions of Veridian Corporation and Digital System Resources, Inc., (DSR) in 2003 and Spectrum Astro, Inc., in July 2004, as well as increased activity throughout the group’s business mix. In particular, the company has experienced significant increases in activity in its command-and-control and communications programs, including the U.K.’s BOWMAN program, and its network integration and support programs, including the Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2) program for the U.S. Air Force.

     As a result of variations in product mix and the lower-margin contract mix associated with businesses acquired in the last year, operating margins decreased in the third quarter and first nine months of 2004 versus the same periods in 2003. Since the fourth quarter of 2003, the group’s operating margins have strengthened, reflecting the company’s progress in integrating these businesses. The company expects the Information Systems and Technology group’s full-year 2004 operating margins to remain in the double-digit range while fourth quarter revenues will increase moderately over those averaged in the first three quarters of the year.

     On July 9, 2004, the company acquired Spectrum Astro, Inc., of Gilbert, Arizona. Spectrum Astro manufactures and integrates space systems, satellites and ground-support equipment. On September 17, 2004, the company acquired TriPoint Global Communications Inc., of Newton, North Carolina, a privately held provider of ground-based satellite and wireless communication equipment and integration services for video, voice and data applications.

Combat Systems

	October 3	September 28
Three Months Ended	2004	2003	Variance

Net sales	$1,071	$1,045	$26	2%
Operating earnings	134	116	18	16%
Operating margin	12.5%	11.1%

	October 3	September 28
Nine Months Ended	2004	2003	Variance

Net sales	$3,210	$2,870	$340	12%
Operating earnings	367	327	40	12%
Operating margin	11.4%	11.4%

     The Combat Systems group’s net sales in the third quarter of 2004 were comparable to the same three-month period in 2003. The addition of Intercontinental Manufacturing Company (IMCO) and Steyr in 2003 and increased volume in the group’s armaments and munitions businesses and in its European operations were offset by lower production activity on certain U.S. combat vehicle programs due to timing of customer requirements. Operating earnings in the Combat Systems group continued to improve in the third quarter of 2004 versus the same quarter in 2003 despite the essentially unchanged sales. The earnings growth resulted from improved performance across all of the group’s businesses.

     Net sales and operating earnings increased steadily in the first nine months of 2004 versus the same period in 2003. The acquisitions in the group in 2003 and increased activity in the group’s European businesses led the growth in sales and earnings, reduced in part by lower volume on the Abrams main battle tank upgrade program.

     Operating margins increased markedly in the third quarter of 2004 versus the same quarter in 2003, reflecting the steadily improving performance in all of the group’s operations and the successful integration of acquired businesses. Operating margins have improved sequentially in each of the first three quarters of 2004. The company expects that the full-year operating margins will be consistent with the average margins experienced through the first nine months of the year. The company expects an increase in the group’s volume in the fourth quarter based on increased deliveries on a number of combat vehicle programs, particularly in the group’s European markets.

Marine Systems

	October 3	September 28
Three Months Ended	2004	2003	Variance

Net sales	$1,154	$1,190	$(36)	-3%
Operating earnings	62	36	26	72%
Operating margin	5.4%	3.0%

	October 3	September 28
Nine Months Ended	2004	2003	Variance

Net sales	$3,611	$3,149	$462	15%
Operating earnings	241	165	76	46%
Operating margin	6.7%	5.2%

     The Marine Systems group’s net sales decreased slightly for the third quarter of 2004 versus the third quarter of 2003. Lower volume on engineering and repair contracts and the Virginia-class submarine program was partially offset by increased activity on a number of early-stage production and development contracts, including the T-AKE combat logistics ships and the conversion of Trident ballistic missile submarines to a conventional-strike configuration (SSGN).

     Improved results on the company’s commercial tanker program in the third quarter of 2004 relative to the third quarter of 2003 led to an increase in operating earnings in the Marine Systems group year over year. In the third quarter of 2003, the group’s operating earnings were depressed by losses recorded on its contract to build four double-hull oil tankers. The company’s estimates to complete the tankers remained firm in the first half of 2004. By the end of the third quarter, the first ship had been delivered and the second ship was over 90 percent complete. The company updated its estimates to incorporate the latest performance data upon delivery of the first ship, revealing growth in labor hours and related material costs, as well as certain subcontract costs. This resulted in an additional $24 loss on the program, albeit lower than the $45 charge recognized in the third quarter of 2003. The second ship is scheduled to be delivered in December of this year, with the third and fourth ships scheduled for delivery in 2005 and 2006, respectively. Risk associated with escalating material costs, subcontractor disputes and schedule delays remains on this contract, which the company is closely monitoring.

     Net sales for the first nine months of 2004 increased compared with the same prior-year period due to increasing effort on several early-stage production and development programs, including the Virginia-class submarine and the T-AKE and SSGN programs, as well as higher volume on engineering and repair contracts. Operating earnings for the first nine months of 2004 improved significantly versus the same period in 2003 as a result of the strong sales growth and the reduced losses on the company’s commercial tanker program.

     The Marine Systems group’s operating margins improved in the third quarter and first nine months of 2004 compared with the same periods in 2003 due to the reduced commercial shipbuilding charges and a shift in program mix. The company expects the group’s full-year operating margins to approximate the margins for the first nine months of 2004 on steady fourth quarter revenues, assuming no further deterioration in the commercial tanker program.

Aerospace

	October 3	September 28
Three Months Ended	2004	2003	Variance

Net sales	$798	$808	$(10)	-1%
Operating earnings	117	50	67	134%
Operating margin	14.7%	6.2%

Aircraft deliveries (in units):
Green	20	19
Completion	21	20

	October 3	September 28
Nine Months Ended	2004	2003	Variance

Net sales	$2,175	$2,117	$58	3%
Operating earnings	277	135	142	105%
Operating margin	12.7%	6.4%

Aircraft deliveries (in units):
Green	57	53
Completion	51	50

     The Aerospace group’s net sales were essentially unchanged in the third quarter of 2004 versus the third quarter of 2003 as lower pre-owned aircraft sales offset the effect of one additional green aircraft delivery. Net sales rose slightly for the nine-month period ended October 3, 2004, compared with the same period in 2003 due to increased green aircraft deliveries and higher activity in aircraft services, reduced in part by decreased sales of pre-owned aircraft.

     The group experienced considerable growth in operating earnings for the three- and nine-month periods ended October 3, 2004, more than doubling the earnings reported in the same periods in 2003. This increase resulted from continued cost containment efforts that were initiated in 2003 and improved management of pre-owned aircraft activities. Sales of pre-owned aircraft resulted in positive earnings of $5 in the three- and nine-month periods ended October 3, 2004, compared with losses of $11 and $59 in the third quarter and first nine months of 2003, respectively.

     The group’s operating margins increased for the fourth straight quarter as a result of the company’s cost reduction initiatives, a more disciplined approach to pre-owned aircraft transactions and improving market conditions. The company maintains its cautiously optimistic outlook for the Aerospace group and expects the group’s full-year operating margins to be consistent with the average result for the first nine months of 2004, with some increase in volume in the fourth quarter. (See Notes G and K to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Resources

	October 3	September 28
Three Months Ended	2004	2003	Variance

Net sales	$74	$78	$(4)	-5%
Operating earnings	10	8	2	25%

	October 3	September 28
Nine Months Ended	2004	2003	Variance

Net sales	$186	$188	$(2)	-1%
Operating earnings	8	27	(19)	-70%

     The Resources group’s net sales decreased slightly for the third quarter of 2004, due to lower volume in the company’s coal mining and aggregates businesses. Operating earnings rose for the third quarter of 2004 versus the third quarter of 2003 due to improved performance in the coal business and higher commercial pension earnings.

     Net sales remained stable for the first nine months of 2004 compared with the same period in 2003. Higher activity in the company’s aggregates business was offset by decreased volume in the coal business. Operating earnings decreased significantly for the nine-month period ended October 3, 2004, compared with the same period in 2003. Earnings in the first nine months of 2003 were favorably impacted by the reduction of surface reclamation obligations in the company’s coal mining operations upon adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

Backlog

     The following table details the backlog and the total estimated contract value of each business group at the end of the third and second quarters of 2004:

					Total
				IDIQ	Estimated
			Total	Contract	Contract
October 3, 2004	Funded	Unfunded	Backlog	Value	Value

Information Systems and Technology	$6,257	$1,543	$7,800	$6,402	$14,202
Combat Systems	6,351	2,438	8,789	142	8,931
Marine Systems	8,446	8,688	17,134	-	17,134
Aerospace	4,066	2,201	6,267	-	6,267
Resources	216	57	273	-	273

Total	$25,336	$14,927	$40,263	$6,544	$46,807

July 4, 2004

Information Systems and Technology	$6,172	$1,406	$7,578	$5,826	$13,404
Combat Systems	6,643	2,497	9,140	152	9,292
Marine Systems	9,387	8,512	17,899	-	17,899
Aerospace	3,970	2,257	6,227	-	6,227
Resources	235	57	292	-	292

Total	$26,407	$14,729	$41,136	$5,978	$47,114

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

     The company received several notable contract awards during the third quarter of 2004, including the following:

     The Information Systems and Technology group was awarded “Cluster 5” of the Joint Tactical Radio System (JTRS), a contract worth $295 to develop small, lightweight software-defined radios for use by all branches of the U.S. military. The JTRS program is designed to transform joint service operations by providing communication flexibility and adaptability to fighting forces. If all options are exercised, the contract has a potential value of over $1 billion through 2011. An earlier protest of this award was denied in October of 2004.

     The company is a member of a team that was selected as Canada’s Maritime Helicopter Project (MHP) provider. The MHP program calls for the replacement of Canada’s aging fleet of marine helicopters with 28 state-of-the-art helicopters to be used for anti-submarine patrols, surveillance, search-and-rescue support, and disaster relief support. The company will provide the integrated mission systems for the new helicopters and related support over a 20-year period under a subcontract arrangement with a potential value of up to $1.3 billion. A competitor has initiated litigation over this program award to the prime contractor. While the company is not a party to the proceedings, the company does not believe the competitor’s claim has merit.

     The Air Force awarded the Information Systems and Technology group one of four contracts under its Network-Centric Solutions (NETCENTS) program. Under the NETCENTS program, the company will provide information technology, networking and voice, video and data communications products and services in support of the Air Force’s global information requirements. The multiple-award IDIQ contract has a three-year base period with two one-year options and a potential value of $9 billion.

     The Army selected the Information Systems and Technology group as the prime contractor on the Warfighter Information Network-Tactical (WIN-T) program. WIN-T is the Army’s key initiative designed to transform its tactical network from the current system to enable the “Future Force.” The entire WIN-T program has a projected value of $7 billion through 2018. Work will be shared evenly with the company’s principal subcontractor.

     The company is part of a team that was selected by the U.S. Navy to build the Mobile User Objective System (MUOS), a narrowband tactical satellite communications system. The Information Systems and Technology group will lead the user-entry and integrated ground segments of the MUOS program, supplying a secure ground network, satellite control and network management, and a JTRS-compliant terminal solution under a subcontract valued at approximately $825.

     The Combat Systems group was awarded a $25 delivery order as part of a contract for the production of Joint Biological Point Detection Systems (JBPDS). The JBPDS is a self-powered Biological Warfare Agent detection and identification instrument suite that rapidly detects and identifies biological warfare agents such as airborne viruses, bacteria and toxins. This contract has a potential value of $750 for approximately 1,100 systems through 2009 if all options are exercised.

     The company also has received several significant contract awards since the end of the third quarter, including the following:

     The Information Systems and Technology group was awarded the Information Technology Systems Support (ITSS) III contract by the U.S. Department of Justice (DOJ) to provide state-of-the-art information technology services and project-related hardware to DOJ organizations and other federal agencies. This IDIQ contract has a performance period of seven years and ceiling value of approximately $1 billion.

     The Combat Systems group received an order from the Danish Army for an additional 69 PIRANHA IIIC 8x8-type armored vehicles, bringing the total number of units under contract to 91 at a value of approximately $110. This is the third order from the Danish Army, and delivery is scheduled to begin in February 2005.

Aerospace

     The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

     A significant portion of the Aerospace backlog is with an unaffiliated customer, NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of October 3, 2004, backlog with NetJets for all aircraft types represented 49 percent of the Aerospace funded backlog and 90 percent of the Aerospace unfunded backlog, including 12 aircraft that are scheduled for delivery in 2005.

Financial Condition, Liquidity and Capital Resources

Operating Activities

     The company generated strong cash flow from operating activities in the first nine months of 2004, exceeding year-to-date net earnings. Net cash provided by operating activities was $999 for the nine-month period ended October 3, 2004, compared with $827 in the same period in 2003. Net earnings continue to be the primary driver of the company’s strong cash flows from operations in both 2004 and 2003.

     Free cash flow from operations for the first nine months of 2004 was $821 versus $712 for the same period in 2003. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for such purposes as repaying maturing debt, funding business acquisitions and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

	October 3	September 28
Nine Months Ended	2004	2003
Net cash provided by operating activities	$999	$827
Capital expenditures	(178)	(115)

Free cash flow from operations	$821	$712

     The company expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs and believes it has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

     As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and the Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.1 billion at October 3, 2004. In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, or $700 after-tax. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

     Net cash used by investing activities was $678 for the nine-month period ended October 3, 2004, versus $3.1 billion for the same period in 2003. Cash used for investing activities was higher in the first nine months of 2003 due to the acquisitions of General Motors Defense, Veridian, DSR and IMCO. The acquisitions of Spectrum Astro and TriPoint Global Communications and capital expenditures were the primary uses of cash for investing activities in the first nine months of 2004. The company issued commercial paper to finance the acquisitions.

     As part of its focus on operations and program execution in 2004, the company is in the process of reviewing its business portfolio to identify operations for potential divestiture. This exploratory process may result in the sale or disposal of certain non-core businesses in future reporting periods. The company does not expect this activity to have a material impact on its results of operations, financial condition or cash flows.

Financing Activities

     Financing activities used cash of $496 for the nine-month period ended October 3, 2004, and provided cash of $2.6 billion in the same period in 2003. In the first nine months of 2004, the company used cash primarily to repay $500 of floating rate notes that matured in September 2004 and pay dividends. In 2003, the company issued $3.1 billion of medium-term fixed-rate debt under a Form S-3 Registration Statement filed with the Securities and Exchange Commission. The proceeds were used to repay a substantial portion of the company’s commercial paper, which had the effect of fixing interest rates on debt that previously carried variable rates.

     On March 3, 2004, the company’s board of directors declared an increased regular quarterly dividend of $.36 per share — the seventh consecutive annual increase. The board had previously increased the regular quarterly dividend to $.32 per share in March 2003.

     The company’s stock repurchases are also included in financing activities. In the first nine months of 2003, the company repurchased 4.7 million shares at an average price of $64 per share, for a total value of approximately $300. The company did not repurchase any shares during the first nine months of 2004. The company has approximately 4.5 million remaining shares authorized for repurchase as of October 3, 2004.

Additional Financial Information

Provision for Income Taxes

     The company’s effective tax rate for the nine-month period ended October 3, 2004, was 32.5 percent compared with 28 percent for the same period in 2003. The company’s effective rate through the first half of 2004 was estimated at 33.2 percent. The effective rate of 31.1 percent in the third quarter of 2004 reflects a catch-up adjustment to bring the year-to-date effective rate to the revised 2004 full-year estimate of 32.5 percent.

     The 2003 rate was favorably impacted by the resolution of certain outstanding state tax disputes during the first quarter, resulting in a $15, or $.08 per share, non-cash benefit, and the settlement of the 1996 to 1998 audit cycle in the third quarter, which resulted in a $31, or $.16 per share, non-cash benefit. In the absence of further adjustments resulting from resolution of outstanding tax disputes, the company currently expects the effective tax rate for the full year to be consistent with the rate for the first nine months of 2004. For further discussion of tax matters, as well as a discussion of the net deferred tax liability, see Note J to the unaudited Consolidated Financial Statements.

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

Application of Critical Accounting Policies

     Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in the company’s critical accounting policies during the third quarter of 2004.

GENERAL DYNAMICS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

October 3, 2004

     There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

     The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 3, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 3, 2004, the company’s disclosure controls and procedures were effective.

     There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended October 3, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

GENERAL DYNAMICS CORPORATION

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	General U.S. and international political and economic conditions;
•	Changing priorities in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats or to improved homeland security);
•	Termination of government contracts due to unilateral government action;
•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;
•	Changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;
•	Potential for changing prices for energy and raw materials; and
•	The status or outcome of legal and/or regulatory proceedings.

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

October 4, 2004

ITEM 1. LEGAL PROCEEDINGS

     For information relating to legal proceedings, see Note K to the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibits

10.1	2004 Retirement Agreement by and between General Dynamics Corporation and Michael J. Mancuso dated July 12, 2004

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: November 5, 2004