Form 10-K
period 2004-12-31
GENERAL DYNAMICS CORP
filed 2005-03-04
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-3671

GENERAL DYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-1673581
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

2941 Fairview Park Drive, Suite 100 Falls Church, Virginia	22042-4513
Address of principal executive offices	Zip code

Registrant’s telephone number, including area code:

(703) 876-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $1.00 per share	New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting common equity held by nonaffiliates of the registrant was $17,396,485,643 as of July 4, 2004 (based on the closing price of the shares on the New York Stock Exchange).

200,129,860 shares of the registrant’s common stock were outstanding at January 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2005 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

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

2    General Dynamics 2004 Annual Report

(Dollars in millions, unless otherwise noted)

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

General Dynamics is a market leader in mission-critical information systems and technologies; land and expeditionary combat vehicles, armaments and munitions; shipbuilding and marine systems; and business aviation. Incorporated in Delaware, the company employs approximately 70,200 people and has a presence worldwide.

Formed in 1952 through the combination of Electric Boat Company, Consolidated Vultee and other entities, General Dynamics grew internally and through acquisitions but was significantly downsized in the early 1990s when it sold all of its divisions except Electric Boat and Land Systems. The company today is the result of an acquisition strategy that began in 1995. At that time, the company began to expand its two core defense businesses by acquiring other shipyards and combat vehicle-related businesses. The company also expanded by adding information technology products and services, particularly in the command, control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) markets. In 1999, the company acquired Gulfstream Aerospace Corporation, a business-jet aircraft manufacturer and aviation support services company. In the last 10 years, General Dynamics has acquired and successfully integrated 37 businesses, including three during 2004.

General Dynamics focuses on creating shareholder value while providing the best products and services possible to its customers, both military and commercial. The company emphasizes excellence in program management and strives continuously to improve operations while ethically managing all aspects of its business. This culture is evident in how the company deals with shareholders, employees, customers, partners and communities.

General Dynamics has four primary business groups – Information Systems and Technology, Combat Systems, Marine Systems and Aerospace – and a small Resources group.

PRODUCTS AND SERVICES

INFORMATION SYSTEMS AND TECHNOLOGY

The Information Systems and Technology group provides systems integration expertise, hardware and software products, and support services in three principal defense and intelligence markets:

•	Tactical and strategic mission systems: command, control, communication, and computing systems and products and information assurance;

•	Intelligence mission systems: information warfare systems, battle space information management systems, signal and information collection and processing systems, and special-purpose computing; and

•	Network infrastructure and information technology (IT) services: mission-critical and enterprise-wide software and hardware integration, networking and IT support services.

Acquisitions and new program wins since 1997 have combined to build capabilities in each of these markets across a wide range of platforms on land, at sea, in the air and in space. The group’s expertise in integrating command, control and communication systems is its core business. Information Systems and Technology’s relationship with the intelligence community is strong and growing. In particular, many of its systems and products in the information-assurance arena are vital to U.S. intelligence operations. The group’s position in the expanding IT services marketplace has grown from its principal offering of network infrastructure installation into a diverse suite of IT services across the U.S. Department of Defense, the intelligence community and federal civilian agencies.

For the second year in a row, Information Systems and Technology is the company’s largest segment, contributing 35 percent of total revenues in 2004. This growth reflects the increasing importance of digital, network-centric C4ISR and information-sharing technologies in the defense and intelligence communities. As the nature of conflicts evolves, information sharing and network-centric warfare will become increasingly important in the widely dispersed battlefields of the future. Overcoming the challenges the armed services and intelligence community face will require continued innovation, interoperable technologies and a greater reliance on integrated ground, sea, air and space systems.

The Information Systems and Technology group supports these requirements with quick responses to changing warfighter needs, enabled by its deep understanding of the customer’s operating environment. This intimate knowledge has developed over time as the company

General Dynamics 2004 Annual Report    3

has successfully managed the deployment, training and ongoing support of a broad base of mission-critical systems and products. The group’s programs and products are targeted, for the most part, toward meeting six types of customer requirements:

•	ground-force integration;

•	command, control and communications “on the move;”

•	satellite communication systems and intelligence gathering;

•	open-architecture mission systems on land, sea and airborne platforms;

•	information assurance and secure, survivable networks; and

•	IT services and network infrastructure.

These customer requirements are manifest in the group’s portfolio of more than 3,000 contracts. While no single contract has a significant impact on the group’s overall performance, a few examples of key 2004 contract awards reflect the broad scope of its products and offerings. The Warfighter Information Network – Tactical (WIN-T) is the U.S. Army’s tactical extension of its Global Information Grid that will provide a networked environment to support the warfighter’s on-the-move voice, video and data communications. The Joint Tactical Radio System “Cluster 5” (JTRS) is a contract to develop small, lightweight software-defined radios for use by all branches of the U.S. military in systems ranging from handhelds to unattended sensors and unmanned aerial vehicles. The Mobile User Objective System (MUOS), on which the company is a partner, is a contract with the U.S. Navy that enables on-the-move satellite connectivity for U.S. and allied forces. The Joint Experimentation Program and Joint Future Lab, for the Joint Forces Command, include research and development, engineering, formulation and analysis of joint operational concepts. In the IT services market, Network-Centric Solutions (NETCENTS) will provide information technology, networking, and communications products and services in support of the U.S. Air Force’s global information requirements.

To enhance the company’s strength in Information Systems and Technology’s core markets, it acquired two companies in 2004. Spectrum Astro, Inc., manufactures and integrates spacecraft subsystem hardware, software and ground-support equipment. The acquisition complements the group’s classified and restricted payload business by addressing growing customer requirements for smaller, more cost-effective satellite systems. TriPoint Global Communications Inc. provides ground-based satellite and wireless communication equipment and integration services to both civilian and military markets. Its VertexRSI®, Prodelin® and Gabriel® brands provide ground station communication products, antennas and wireless products, many of which can support on-the-move command and control. These acquisitions provide products and services that enhance the group’s offerings in space vehicle integration and mobile communications.

Net sales for the Information Systems and Technology group were 35 percent of the company’s consolidated net sales in 2004, 30 percent in 2003 and 27 percent in 2002. Net sales by major products and services were as follows:

Year Ended December 31	2004	2003	2002
Tactical and strategic mission systems	$2,966	$2,221	$1,903
Intelligence mission systems	2,065	1,355	846
Network infrastructure & IT services	1,750	1,313	920
	$6,781	$4,889	$3,669

COMBAT SYSTEMS

The Combat Systems group is a leader in the development of combat systems for the future while supplying, supporting and enhancing existing products. The group is one of the preferred providers of land and expeditionary combat systems around the world, providing tracked and wheeled armored combat vehicles, armament systems and ammunition to the U.S. military and its allies. Combat Systems develops, manufactures and supports product lines worldwide that include:

•	a full spectrum of wheeled armored combat vehicles,

•	tracked main battle tanks and infantry fighting vehicles,

•	guns and ammunition-handling systems,

•	ammunition and ordnance,

•	reactive armor,

•	mobile bridge systems,

•	radomes and other composite parts for aerospace systems, and
•	chemical and biohazard detection products.

        One of the group’s key armored vehicle products is the Army’s Stryker wheeled infantry combat vehicle. Stryker proved its value throughout 2004 during combat operations in Iraq, exceeding Army and soldier expectations for mobility and survivability. Planned enhancements in both weaponry and armor protection are expected to make future Strykers even more valuable to Army commanders as new variants of the Stryker family continue to move to production, including the Mobile Gun System and the Nuclear, Biological, and Chemical (NBC) Reconnaissance variant. In the tracked armor market, the company is the only producer of America’s Abrams main battle tanks. Planned technological upgrades to M1 Abrams tanks are designed to expand substantially the capabilities of this proven system.

4    General Dynamics 2004 Annual Report

Another Combat Systems program is the U.S. Marine Corps’ Expeditionary Fighting Vehicle (EFV). The EFV is designed to provide the Marines with a vehicle that enables quick deployment from the sea to an inland objective with superior mobility and lethality. During development and testing in 2004, the EFV demonstrated numerous new operational capabilities that far exceed the existing system, such as 20-25 knot water speeds, accurate and lethal firepower at increased range, and land and water mobility. The program is undergoing restructuring to align development, testing and production with available resources. Low-rate initial production is expected in 2006. The company anticipates production of over 1,000 units for the Marines through 2020, as well as additional vehicles for international sales.

In October 2003, the Combat Systems group established the European Land Combat Systems (ELCS) unit following the acquisition of Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG (Steyr) by combining it with MOWAG AG and Santa Bárbara Sistemas, which were previously acquired. ELCS provides a wide array of wheeled and tracked combat vehicles used by numerous armies around the world. In December 2004, Portugal selected the ELCS Pandur eight-wheeled armored combat vehicle to meet a wide variety of potential defense and peacekeeping missions. The program includes 260 vehicles to be delivered over four years beginning in 2006.

The Combat Systems group is a key participant in the development of manned and robotic ground vehicles for the Army’s largest program, Future Combat Systems (FCS). It also leads the development of the Future Force Warrior (FFW), an integrated suite of advanced technologies that are designed to make the individual soldier more lethal and survivable.

The group also designs, develops and produces high-performance armament systems, including precision munitions and armaments carried on most U.S. fighter aircraft. Combat Systems is the leading U.S. producer of chemical and biological detection systems for the U.S. Department of Defense. In this area the group is developing the Joint Biological Point Detection System (JBPDS), the first deployed near-real-time biological detection capability. In addition, it has provided over 15,000 Improved Chemical Agent Monitor point detection systems currently in use in Iraq.

Combat Systems is a leader in the manufacture of large- and medium-caliber ammunition, bomb bodies and propellant. It also manufactures the Hydra-70 (70mm) rocket and precision metal and composite components, and designs and produces shaped-charge warheads and control actuation systems. In November 2004, General Dynamics acquired Engineering Technology Inc., a company that designs and builds special-purpose munitions and electromechanical and electro-optic devices, to further enhance the group’s capability in these areas.

Net sales for the Combat Systems group were 23 percent of the company’s consolidated net sales in 2004, 24 percent in 2003 and 20 percent in 2002. Net sales by major products and services were as follows:

Year Ended December 31	2004	2003	2002
Medium armored vehicles and related products	$1,295	$1,228	$333
Main battle tanks and related products	819	799	759
Engineering and development	763	639	639
Munitions and propellant	525	406	340
Rockets and missile components	335	278	264
Armament systems	133	145	116
Aerospace components and other	537	512	335
	$4,407	$4,007	$2,786

MARINE SYSTEMS

The Marine Systems group has a long history of providing the Navy with ships and submarines used to project the United States’ presence around the globe. The company’s shipyards have demonstrated decades of innovation in developing submarines, surface combatants and auxiliary ships for the Navy, and commercial cargo ships. Today the group continues to provide the Navy with the modern, sophisticated naval platforms and capabilities that will serve the United States for years to come, including:

•	the Virginia-class attack submarine,

•	Trident SSGN conversion management and integration,

•	the Seawolf-class submarine,

•	surface warfare ships (DDG-51, LCS, DD(X)),

•	auxiliary and combat-logistics ships (T-AKE),

•	engineering design support, and

•	overhaul and repair services.

        In the submarine market, Marine Systems leads the development of the new Virginia-class submarines, the first of which was delivered on October 12, 2004. Construction work on the Virginia-class submarines is shared equally with the company’s teaming partner. The Virginia Class provides a key platform to the Navy, with stealth, firepower, endurance, and advanced network and communication capabilities. Complementing this platform will be the Trident SSGN submarines, which the group is developing through the conversion of four Trident ballistic-missile submarines. The Trident SSGN will be a multi-mission submarine optimized for conventional tactical strike and special operations support, important capabilities for future engagements around the world.

General Dynamics 2004 Annual Report    5

In December 2004, Electric Boat delivered the Jimmy Carter (SSN-23), the nation’s most advanced submarine, to the Navy. The SSN-23 provides a one-of-a-kind multi-mission platform (MMP) configuration, which includes a 100-foot, 2,500-ton hull extension. The MMP enhances payload capability, enabling the ship to accommodate advanced technology required to develop and test an entirely new generation of weapons, sensors and undersea vehicles. At the same time, the submarine retains the operational characteristics of the Seawolf Class – the fastest, quietest, most heavily armed attack submarine in the world.

In the surface-combatant market, Marine Systems is the lead designer and producer of Arleigh Burke-class guided-missile destroyers (DDG-51), one of the most advanced surface combatants in the world. Under the Navy’s plan the company will be constructing these ships through the end of the decade. It is also one of two competitors developing a detailed design and prototype ship for the Navy’s Littoral Combat Ship (LCS). The LCS platform is intended for defense against terrorist swarm boats, mines and submarine threats in coastal areas. Marine Systems is also a member of the team that is developing the Navy’s next generation destroyer, DD(X).

Marine Systems also supports the far-reaching deployments of the Navy with its auxiliary and support ships, facilitating the efficient delivery of crucial supplies to U.S. forces around the world. It is leading the innovation of at-sea replenishment through the design and construction of the Lewis and Clark-class (T-AKE) combat-logistics ships. T-AKE is the first new Navy combat-logistics ship design in almost 20 years, using integrated electric-drive propulsion to deliver high performance at lower cost. The group also provides commercial ships, including the design and manufacture of double-hull oil tankers.

In addition, the group provides ship repair and other services to the Navy and commercial customers.

Net sales for the Marine Systems group were 25 percent of the company’s consolidated net sales in 2004, 26 percent in 2003 and 27 percent in 2002. Net sales by major products and services were as follows:

Year Ended December 31	2004	2003	2002
Nuclear submarines	$2,432	$2,256	$2,030
Surface combatants	1,002	973	852
Auxiliary and commercial ships	576	638	471
Repair and other services	716	404	297
	$4,726	$4,271	$3,650

AEROSPACE

The Aerospace group designs, develops, manufactures and supports a comprehensive fleet of business-jet aircraft. The group meets the transportation needs of a diverse group of corporate and private customers. The group also offers its aircraft for both executive transport and special-mission platforms to governments and government agencies.

Aerospace was created in 1999 when the company acquired Gulfstream Aerospace Corporation. In 2001, the company expanded its product offering to include mid-size aircraft with the acquisition of Galaxy Aerospace Company. In the same year, General Dynamics formed General Dynamics Aviation Services, a separate aviation services unit.

With seven aircraft models available at varying price and performance points, the group competes aggressively and effectively in market sectors from mid-size to ultra-long-range:

6    General Dynamics 2004 Annual Report

In 2004, the Aerospace group achieved a number of important milestones that continued to distinguish its products and services from its competition. The company introduced the new large-cabin, mid-range Gulfstream G350 in February, and received type certifications from the U.S. Federal Aviation Administration (FAA) or the European Aviation Safety Agency for the Gulfstream G550, Gulfstream G450, Gulfstream G350 and Gulfstream G200. These certifications enable the aircraft to be registered in the United States and 25 European nations, broadening the market appeal of each.

Also, the FAA granted identical pilot-type ratings for the G550, G500, GV, G450 and G350, creating safety, cost and convenience benefits for Gulfstream fleet operators in terms of pilot training, operations, parts inventory and maintenance.

In October 2004, the group unveiled a full-scale mock-up of the new Gulfstream G150. This aircraft, with a redesigned cabin and streamlined fuselage, will provide customers with the speed and range of the Gulfstream G100 and the comfort of a wider cabin. The G150 enters production in 2005, with first customer delivery scheduled for 2006.

Along with new products, Aerospace continues to enhance aircraft models even after their initial introduction. Major achievements include the Gulfstream Enhanced Vision System (EVS), which uses a forward-looking infrared (FLIR) camera to enable flight crews to see runway markings, taxiways, adjacent roads and surrounding areas in conditions of limited visibility. EVS was initially introduced in 2001 and remains the only FAA-certified system of its type. The FAA awarded Gulfstream its 2004 Award of Excellence in Aviation Research for the system.

Gulfstream introduced its new Broad Band Multi-Link (BBML) capability in 2004. This advanced technology enables customers to access the Internet at 51,000 feet at connection speeds similar to those they experience in their offices. A future option will allow video teleconferencing. Gulfstream’s BBML is up to 10 times faster than competitive systems and has up to 75 percent lower per-minute operating costs.

These achievements frequently result in industry recognition that further enhances the group’s reputation. For example, in 2004 the National Aeronautic Association presented the Gulfstream G550 team with the Robert J. Collier Trophy. The award cited the team for “its leading-edge achievement in designing, testing and building an innovative aircraft while incorporating measurable safety enhancements and far-reaching advances in aerospace technology.”

Also in 2004, both Professional Pilot and Aviation International News judged the Aerospace group number one in product support, for the second year in a row, based on independent surveys of business-jet operations. All six service centers under the Gulfstream name have been awarded the prestigious Diamond Award of Excellence for training by the FAA, as have the five service centers that operate under the General Dynamics Aviation Services banner.

Net sales for the Aerospace group were 16 percent of the company’s consolidated net sales in 2004, 18 percent in 2003 and 24 percent in 2002. Net sales by major products and services were as follows:

Year Ended December 31	2004	2003	2002
New aircraft	$2,288	$2,081	$2,470
Aircraft services	446	408	384
Pre–owned aircraft	278	457	435
	$3,012	$2,946	$3,289

RESOURCES

The Resources group includes two businesses: a coal mining operation and an aggregates operation that mines sand, stone and gravel for use in highway and building construction. Net sales for these businesses represented approximately 1 percent of the company’s consolidated net sales in 2004 and 2 percent in 2003 and 2002. Net sales were $252 in 2004, $256 in 2003 and $286 in 2002.

For additional discussion of the company’s business groups, including significant program wins in 2004, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K. For information on the revenues, operating earnings and identifiable assets attributable to each of the company’s business groups, see Note R to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

COMPETITION

The company’s ability to compete successfully depends on the technical excellence and reliability of its products and services, its reputation for integrating complex systems, the successful management of the company’s businesses and customer relationships, and the cost competitiveness of its products and services. The company relies on these factors in the two primary markets in which it competes: defense and business-jet aircraft.

DEFENSE MARKET

The defense market is served by numerous domestic and foreign companies that offer a range of products and services and that compete with the company for many of its contracts. On occasion, the company is involved in subcontracting relationships with some of these competitors. The key competitive factors in this market are technological innovation, low-cost production, performance and market knowledge.

General Dynamics 2004 Annual Report    7

The Information Systems and Technology group competes with a broad range of entities, from large defense companies to smaller niche competitors with specialized technologies, and often teams with other companies. The Combat Systems group competes with both domestic and foreign entities. On occasion, the company partners with some of these entities and currently is in a teaming arrangement with another U.S. defense contractor on the manned vehicle portion of the FCS program. The Marine Systems group operates in a market with only one other primary competitor, Northrop Grumman Corporation; however, the company also teams with it on several programs, including the Virginia-class submarine construction contract. The Navy’s LCS program has expanded competition to include another large defense company seeking a role as a shipbuilding prime contractor.

BUSINESS-JET AIRCRAFT MARKET

Competition in the business-jet aircraft market generally is divided into segments based on the cabin size, range and price of the aircraft. Gulfstream offers a total of seven products described under Products and Services – Aerospace. The company has at least one competitor for each of its products. The number of competitors increases for the shorter-range aircraft. The key competitive factors in the business-jet market are the safety and performance characteristics of the aircraft, the quality and timeliness of the service provided, advances in technology, innovative marketing programs and price. The company believes that it competes favorably on these criteria.

CUSTOMERS

The company’s primary customer is the U.S. government, particularly the Department of Defense. In 2004, 67 percent of the company’s net sales were to the U.S. government; 16 percent were to U.S. commercial customers; 12 percent were directly to international defense customers; and the remaining 5 percent were to international commercial customers.

U.S. GOVERNMENT

The company’s net sales to the U.S. government were as follows:

Year Ended December 31	2004	2003	2002
Direct	$12,501	$10,419	$8,364
Foreign Military Sales*	382	502	421
Total U.S. government	$12,883	$10,921	$8,785
Percent of total net sales	67%	67%	64%

*	In addition to its direct international sales, the company sells to foreign governments through the Foreign Military Sales (FMS) program. Under the FMS program, the company contracts with and is paid by the U.S. government, and the U.S. government assumes the risk of collection from the foreign government customer.

The company’s U.S. government sales are funded by customer budgets, which operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the president’s budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

There are two primary risks associated with this process. First, the process may be delayed or disrupted because of congressional schedules, negotiations over funding levels for programs or unforeseen world events, which could, in turn, alter the funding for a program or contract. Second, funding for multi-year contracts can be changed by future appropriations, which could affect the timing of funds, schedules and program content.

The company’s U.S. government business is performed under both cost-reimbursement and fixed-price contracts. The company’s contracts for research, engineering, prototypes, repair and maintenance are often cost-reimbursement arrangements, under which the customer reimburses the company for allowable costs and pays a predetermined fee. The company’s production contracts are largely fixed-price, in which the company agrees to perform a specific scope of work for a fixed amount. In 2004, cost-reimbursement and fixed-price contracts accounted for approximately 47 percent and 53 percent, respectively, of the company’s government business.

In practice, cost-reimbursement and fixed-price contracts each present advantages and disadvantages. Cost-reimbursement contracts generally involve lower risk for the company and sometimes involve fee schedules that award the company increased payments for satisfying certain performance criteria. However, not all costs are recoverable under these types of contracts, and the government has the right to object to costs, which could increase the company’s risk. Fixed-price contracts generally offer greater profit potential if the company can complete the work for less than the contract amount. However, on fixed-price contracts the company is responsible for absorbing any cost overruns that might occur.

8    General Dynamics 2004 Annual Report

U.S. COMMERCIAL

The company’s commercial sales were $3,052 in 2004, $2,929 in 2003 and $3,157 in 2002. These sales represented approximately 16 percent of the company’s consolidated net sales in 2004,18 percent in 2003 and 23 percent in 2002. The majority of these sales were for Gulfstream aircraft, primarily to Fortune 500® corporations and large, privately held companies. The aircraft are operated by customers in a wide range of industries.

INTERNATIONAL

The company’s direct (non-Foreign Military Sales) sales to defense and commercial customers outside the United States were $3,243 in 2004, $2,519 in 2003 and $1,738 in 2002. These sales represented approximately 17 percent of the company’s consolidated net sales in 2004, 15 percent in 2003 and 13 percent in 2002. International defense sales were primarily from the company’s subsidiaries located abroad; international commercial sales were primarily exports of business-jet aircraft.

The company has operations throughout the world, including Australia, Austria, Canada, Germany, Mexico, Spain, Switzerland and the United Kingdom. Sales from international operations were $2,701 in 2004, $2,175 in 2003 and $970 in 2002. The long-lived assets of operations located outside the United States were 5 percent of the company’s total long-lived assets as of December 31, 2004, 4 percent as of December 31, 2003, and 2 percent as of December 31, 2002.

For information regarding sales by geographic region, see Note R to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

SUPPLIERS

The company, in some cases, depends on suppliers and subcontractors for raw materials and components used in the production of its products. In some instances, the company relies on only one or two sources of supply. A disruption in deliveries from suppliers, therefore, could have an adverse effect on the company’s ability to meet its commitments to customers. While high prices for some raw materials important to some of General Dynamics’ businesses, particularly steel, have caused pricing pressures, the company has not experienced, and does not foresee, any difficulty in obtaining the materials, components or supplies necessary for its business operations.

RESEARCH AND DEVELOPMENT

As part of its normal business operations, the company conducts independent research and development (R&D) activities. The company also conducts R&D activities under U.S. government contracts to develop products for large systems-development and technology programs.

The majority of company-sponsored R&D expenditures in each of the past three years was in the company’s defense business. In accordance with government regulations, the company recovers a significant portion of these expenditures through overhead charges to U.S. government contracts. The R&D activities of the Aerospace group consist primarily of internally funded product enhancement and development programs for Gulfstream aircraft.

R&D expenditures were as follows:

Year Ended December 31	2004	2003	2002
Company–sponsored	$329	$279	$251
Customer–sponsored	194	229	134
	$523	$508	$385

BACKLOG

The company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

Summary backlog information for each business group follows:

December 31	2004			2003			2004 Total Backlog Not Expected to be Completed in 2005
	Funded	Unfunded	Total	Funded	Unfunded	Total
Information Systems and Technology	$7,127	$2,287	$9,414	$5,950	$1,529	$7,479	$5,983
Combat Systems	6,398	2,318	8,716	5,826	2,433	8,259	4,842
Marine Systems	9,899	6,943	16,842	8,775	9,388	18,163	12,298
Aerospace	4,652	2,192	6,844	4,127	2,397	6,524	4,416
Resources	200	58	258	163	57	220	113
	$28,276	$13,798	$42,074	$24,841	$15,804	$40,645	$27,652

General Dynamics 2004 Annual Report    9

DEFENSE BUSINESS

For U.S. defense programs, the funded backlog represents those items that have been authorized and appropriated by the Congress and funded by the customer. The funded backlog for international defense programs represents commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog represents orders for which funding has not been appropriated. While there is no guarantee that future budgets and appropriations will provide funding for a given program, management has included in unfunded backlog only those programs that it believes are likely to receive funding.

AEROSPACE

The Aerospace funded backlog represents orders for which the company has definitive purchase contracts and deposits from a customer. The unfunded Aerospace backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

REGULATORY MATTERS

U.S. GOVERNMENT DEFENSE CONTRACTS

Generally, U.S. government contracts are subject to procurement laws and regulations. The majority of the company’s contracts are governed by the Federal Acquisition Regulation (FAR), which lays out uniform policies and procedures for acquiring goods and services by the U.S. government, and agency-specific acquisition regulations that implement or supplement the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation (DFAR). The FAR regulates all phases of the acquisition of products and services, including:

•	acquisition planning,

•	competition requirements,

•	contractor qualifications,

•	protection of source selection and vendor information, and

•	acquisition procedures.

The FAR also contains guidelines and regulations for managing a contract after award, including conditions under which contracts may be terminated, in whole or in part, at the government’s convenience or for default. If a contract is terminated for the convenience of the government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. If a contract is terminated for default, the government generally pays for only the work it has accepted. These regulations also subject the company to financial audits and other reviews by the government of its costs, performance, accounting and general business practices relating to its contracts, which may result in adjustment of the company’s contract-related costs and fees. Failure to comply with procurement laws or regulations can also result in civil, criminal or administrative proceedings involving fines, penalties, suspension of payments, or suspension or disbarment from government contracting or subcontracting for a period of time.

INTERNATIONAL

The company’s international sales are subject to U.S. and foreign government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls and repatriation of earnings. International sales are also subject to currency exchange, political and economic risks.

BUSINESS-JET AIRCRAFT

The Aerospace group is subject to FAA regulation in the United States and other similar aviation regulatory authorities throughout the world. For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each individual aircraft must receive a certificate of airworthiness. Aviation authorities may require changes to aircraft if deemed necessary for safety purposes. Maintenance facilities must also be licensed by aviation authorities.

ENVIRONMENTAL

General Dynamics is subject to a variety of federal, state, local and foreign environmental laws and regulations covering the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. The company regularly assesses its compliance status and management of environmental matters and believes that its operations are in substantial compliance with applicable environmental laws and regulations.

        Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of the company’s operations and often are allowable contract costs the company can recover from the U.S. government. These costs have historically not had a material impact on the company’s results of operations, financial condition or cash flows. Based on information currently available to the company and current U.S. government policies relating to allowable costs, the company does not expect the cost of continued environmental compliance to have a material impact on its results of operations, financial condition or cash flows.

A Potentially Responsible Party (PRP) has joint and several liability under existing U.S. environmental laws. Where the company has been designated a PRP by the U.S. Environmental Protection Agency or a state environmental agency, it is potentially liable to the government or third

10    General Dynamics 2004 Annual Report

parties for the full cost of remediating contamination at the relevant site. The company generally seeks to mitigate these environmental liabilities by pursuing available insurance proceeds and appropriate cost-recovery actions. In the unlikely event that the company is required to fully fund the remediation of a site, the current statutory framework would allow the company to pursue rights to contribution from other PRPs. For additional information relating to the impact of environmental controls, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY

The company is a leader in the development of innovative products, manufacturing technologies and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, the company licenses certain intellectual property rights of third parties. The U.S. government has licenses to the company’s patents developed in the performance of government contracts, and it may use or authorize others to use the inventions covered by the company’s patents. Although these intellectual property rights are important to the operation of the company’s business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would, in the opinion of management, have a material impact on the company’s business.

AVAILABLE INFORMATION

The company files several types of reports with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports include an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Free copies of these reports are made available as soon as practicable on the company’s website (http://www.generaldynamics.com) and through the General Dynamics investor relations office at (703) 876-3000.

These reports can also be obtained at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2. PROPERTIES

The company believes that its main facilities are adequate for its present needs and, as supplemented by planned improvements and construction, expects them to remain adequate for the foreseeable future. A summary of floor space at the main facilities of the Information Systems and Technology, Combat Systems, Marine Systems and Aerospace business groups as of December 31, 2004, follows*:

(Square feet in millions)	Company- owned Facilities	Leased Facilities	Government- owned Facilities	Total
Information Systems and Technology:
Scottsdale, AZ (Office/Lab/Factory/Warehouse)	1.5	—	—	1.5
Northern VA (Office/Lab)	—	1.1	—	1.1
Pittsfield, MA (Lab)	—	—	0.9	0.9
Taunton, MA (Office/Factory)	0.2	0.4	—	0.6
Bloomington, MN (Office)	—	0.5	—	0.5
Needham, MA (Office/Lab)	0.5	—	—	0.5
Buffalo, NY (Office)	0.4	—	—	0.4
Gilbert, AZ (Office/Factory)	0.1	0.2	—	0.3
Mountain View, CA (Office/Factory)	0.2	0.1	—	0.3
Ontario, Canada (Office/Plant)	0.2	0.1	—	0.3
Ypsilanti, MI (Hangar/Office)	—	0.3	—	0.3
Ann Arbor, MI (Office)	—	0.2	—	0.2
McLeansville, NC (Office)	—	0.2	—	0.2
Alberta, Canada (Office)	—	0.1	—	0.1
Annapolis Junction, MD (Warehouse/Office)	—	0.1	—	0.1

*	The Resources group operates two underground coal mines in Illinois and several stone quarries, as well as sand and gravel pits and yards, for its aggregates business in Illinois and Indiana. Coal preparation and rail loading facilities located at each mine are sufficient for its output.

General Dynamics 2004 Annual Report    11

(Square feet in millions)	Company- owned Facilities	Leased Facilities	Government- owned Facilities	Total
Information Systems and Technology (continued):
East Sussex, U.K. (Office)	—	0.1	—	0.1
Florham Park, NJ (Office)	—	0.1	—	0.1
Lexington Park, MD (Office)	—	0.1	—	0.1
Richardson, TX (Office/Warehouse)	—	0.1	—	0.1
South Wales, U.K. (Office)	—	0.1	—	0.1

Combat Systems:
Lima, OH (Plant)	—	—	1.6	1.6
Camden, AR (Office/Plant)	0.9	0.5	—	1.4
Burglen, Switzerland (Office/Plant)	1.1	—	—	1.1
Muskegon, MI (Plant)	1.0	0.1	—	1.1
Marion, VA (Office/Plant)	0.9	0.1	—	1.0
Murcia, Spain (Plant)	—	—	1.0	1.0
Trubia, Spain (Plant)	—	—	1.0	1.0
Palencia, Spain (Plant)	—	—	0.9	0.9
Kreuzlingen, Switzerland (Office/Plant)	0.8	—	—	0.8
Granada, Spain (Plant)	—	—	0.7	0.7
Marion, IL (Office/Plant)	—	0.7	—	0.7
Vienna, Austria (Office/Plant)	—	0.7	—	0.7
Ontario, Canada (Office/Plant)	0.4	0.2	—	0.6
Sterling Heights, MI (Office/Warehouse)	0.6	—	—	0.6
Kaiserslautern, Germany (Office/Plant)	—	—	0.5	0.5
Oviedo, Spain (Plant)	—	—	0.5	0.5
Saco, ME (Office/Plant)	0.5	—	—	0.5
DeLand, FL (Office/Plant)	0.4	—	—	0.4
Sevilla, Spain (Office/Plant)	—	—	0.4	0.4
Anniston, AL (Plant/Warehouse)	—	0.1	0.2	0.3
La Coruna, Spain (Plant)	—	—	0.3	0.3
Lincoln, NE (Office/Plant)	0.2	0.1	—	0.3
Red Lion, PA (Office/Plant)	0.3	—	—	0.3
St. Marks, FL (Office/Plant)	0.3	—	—	0.3
Scranton, PA (Plant)	—	0.3	—	0.3
Burlington, VT (Office/Plant)	—	0.2	—	0.2
Charlotte, NC (Office/Plant)	—	0.2	—	0.2
Woodbridge, VA (Office)	—	0.2	—	0.2
Shelby Township, MI (Office/Plant)	—	0.1	—	0.1
Westminster, MD (Office/Plant)	—	0.1	—	0.1

Marine Systems:
Groton, CT (Shipyard)	2.9	—	—	2.9
Quonset Point, RI (Plant/Warehouse)	0.3	1.1	—	1.4
Brunswick, ME (Office/Plant/Warehouse)	1.1	0.2	—	1.3
Bath, ME (Shipyard)	1.1	—	—	1.1
San Diego, CA (Shipyard)	0.8	0.1	—	0.9
Mexicali, Mexico (Office/Warehouse)	—	0.2	—	0.2

Aerospace:
Savannah, GA (Office/Factory)	1.4	0.2	—	1.6
Dallas, TX (Service/Completion Center)	0.2	0.1	—	0.3
Long Beach, CA (Service/Completion Center)	0.3	—	—	0.3
Appleton, WI (Service/Completion Center)	0.1	0.1	—	0.2
Mexicali, Mexico (Factory)	—	0.2	—	0.2
Brunswick, GA (Service/Completion Center)	—	0.1	—	0.1
Las Vegas, NV (Service Center)	—	0.1	—	0.1
London, England (Service Center)	—	0.1	—	0.1
Minneapolis, MN (Service Center)	—	0.1	—	0.1
West Palm Beach, FL (Service Center)	—	0.1	—	0.1
Westfield, MA (Service Center)	0.1	—	—	0.1

12    General Dynamics 2004 Annual Report

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company’s security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock is listed on the New York Stock Exchange, Chicago Stock Exchange and Pacific Stock Exchange.

The high and low sales prices of the company’s common stock and the cash dividends declared with respect to the company’s common stock for each quarterly period during the two most recent fiscal years are included in the Supplementary Data contained in Part II, Item 8, of this Annual Report on Form 10-K.

The number of holders of the company’s common stock as of January 30, 2005, was approximately 153,400.

The company made no repurchases of its common stock during the quarter ended December 31, 2004. For additional information relating to the company’s repurchases of its common stock during the past three years, see Financial Condition, Liquidity and Capital Resources–Financing Activities–Share Repurchases under Part II, Item 7, of this Annual Report on Form 10-K.

General Dynamics 2004 Annual Report    13

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

(Dollars and shares in millions, except per share and employee amounts)	2004	2003	2002	2001	2000
Summary of Operations
Net sales	$19,178	$16,369	$13,680	$11,909	$10,184
Operating earnings	1,941	1,445	1,567	1,473	1,317
Interest expense, net	(148)	(98)	(45)	(56)	(60)
Provision for income taxes, net	582	368	529	477	356
Earnings from continuing operations	1,203	982	1,040	935	894
Discontinued operations, net of tax	24	22	(123)	8	7
Net earnings	1,227	1,004	917	943	901
Earnings per share:
Basic:
Continuing operations	6.03	4.97	5.16	4.65	4.47
Discontinued operations	0.12	0.11	(0.61)	0.04	0.04
Net earnings	6.15	5.08	4.55	4.69	4.51
Diluted:
Continuing operations	5.97	4.93	5.13	4.61	4.44
Discontinued operations	0.12	0.11	(0.61)	0.04	0.04
Net earnings	6.09	5.04	4.52	4.65	4.48
Cash dividends declared per common share	1.44	1.28	1.20	1.12	1.04
Sales per employee	282,800	275,700	259,200	249,800	236,200
Financial Position
Cash and equivalents	$976	$861	$327	$439	$173
Total assets	17,544	16,183	11,731	11,069	7,987
Short– and long–term debt	3,297	4,043	1,471	1,978	575
Shareholders’ equity	7,189	5,921	5,199	4,528	3,820
Book value per share	35.76	29.91	25.87	22.56	19.05
Other Information
Funded backlog	$28,276	$24,841	$21,127	$19,127	$14,079
Total backlog	42,074	40,645	28,745	26,560	19,361
Shares outstanding	201.0	198.0	201.0	200.7	200.5
Weighted average shares outstanding:
Basic	199.6	197.8	201.4	201.1	199.8
Diluted	201.5	199.2	202.9	202.9	201.3
Active employees	70,200	65,600	53,400	51,000	42,900

Note:    Prior year amounts have been reclassified for discontinued operations.

14    General Dynamics 2004 Annual Report

(Dollars in millions, except per share amounts or unless otherwise noted)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(For an overview of the company’s business groups, including a discussion of products and services provided, see the Business discussion contained in Part I, Item 1, of this Annual Report on Form 10-K.)

MANAGEMENT OVERVIEW

General Dynamics designs, develops, manufactures and supports leading-edge technology products and services for mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems; and business aviation. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations and a diverse base of corporate and industrial buyers. It operates through four primary business groups – Information Systems and Technology, Combat Systems, Marine Systems and Aerospace – and a small Resources group.

The company has two primary business markets – defense and business aviation. The majority of the company’s revenues derive from contracts with the U.S. military. Current U.S. policy is to pursue the Global War on Terrorism, encourage the spread of democratic institutions and significantly enhance homeland defense efforts. U.S. military doctrine provides that these diverse and demanding missions require U.S. armed forces that are equipped and trained to prevail quickly in small- and large-scale conflicts around the world. Current policy also dictates that success will require the transformation of U.S. forces so they are more strategically mobile, operationally lethal and tactically survivable. These endeavors have driven steady funding increases for the U.S. Department of Defense since 2001.

For fiscal year 2005, the Congress appropriated $403 billion for the Department of Defense, a 30 percent increase in funding since 2001. This amount includes $148 billion for procurement and research and development (R&D) activities, an increase of 44 percent since 2001. Procurement and R&D budgets provide the majority of the company’s revenues. Their sustained increases demonstrate solid administration and congressional support. With previously approved and recently announced supplemental funding, the Congress is being asked to provide additional funding for operations in Iraq and Afghanistan, bringing the Department of Defense’s total funding for fiscal year 2005 to over $500 billion, approximately a 60 percent increase since 2001. Over 16 percent of the supplemental 2005 spending will go toward additional procurement, as currently requested by the president. The U.S. Army will receive $9 billion of that request, and the U.S. Marine Corps will get $3 billion, assuming the Congress approves the president’s request. For fiscal year 2006, the president has requested that the Congress appropriate $420 billion for the Department of Defense, a 4 percent increase over 2005. This includes $147 billion for procurement and R&D. Overall, while Department of Defense funding levels may change over time, the company expects the levels of funding available for its programs to remain consistent for 2005 and 2006.

General Dynamics 2004 Annual Report    15

The global defense market is shaped largely by the demands of the U.S. military. Many foreign governments remain committed to funding weapons and equipment modernization in the pursuit of interoperability with U.S. and allied forces and flexible capabilities for peacekeeping and regional operations. The company continues to focus on the needs of these customers and expects growing international sales.

The Aerospace group is one of the world’s leading designers and manufacturers of business-jet aircraft and is a leader in the long-range and ultra-long-range, large-cabin business-jet market, as well as in the business-jet service and product support market. The group’s market is influenced in part by the capital goods sector and the demand for business-aviation products by U.S. and foreign businesses, the U.S. and other governments, and high-net-worth individuals.

The business-aviation market improved considerably during 2004, with an increase in demand, a reduction in aircraft inventory – both new and pre-owned – and a firming in pricing. The increase in demand was across the Aerospace group’s customer base, reflecting the improved global economy and higher U.S. corporate earnings. The cost containment and efficiency initiatives that the company implemented in 2003 resulted in a marked increase in the group’s earnings and margins in 2004. The company expects that the business-aviation market will continue to improve and that the group will continue to benefit from that improvement and from its management and cost-reduction initiatives.

General Dynamics’ management is committed to creating shareholder value through ethical business practices, disciplined program management and continuous operational improvements. The company has proven itself over the past 10 years as an industry leader in generating strong cash flows, which have enabled it to enhance returns through strategic and tactical acquisitions, payment of dividends and share repurchases.

CONSOLIDATED OVERVIEW

Results of Operations

General Dynamics’ net sales increased 17 percent in 2004 over 2003 to $19.2 billion. This growth resulted from increased volume across all of the company’s primary business groups and in part from acquisitions in the Information Systems and Technology and Combat Systems groups. The Information Systems and Technology group provided the most significant contribution to the sales growth in 2004 as a result of strong demand for its communications and information technology products and services. The company’s 2004 performance followed sales growth of 20 percent in 2003. The company’s net sales increased to $16.4 billion in 2003 from $13.7 billion in 2002. This increase was driven by acquisitions in the Information Systems and Technology and Combat Systems groups and increased volume in the company’s defense businesses, reduced in part by lower sales of new aircraft in the Aerospace group.

In 2004, General Dynamics’ focus on operations and program execution resulted in substantial improvement in the company’s earnings and operating margins over 2003. Operating earnings increased 34 percent from 2003, double the rate of sales growth, to $1.9 billion in 2004. All of the company’s major business units contributed to this performance. The Aerospace group improved its earnings significantly on effectively the same volume as 2003. The Marine Systems group experienced reduced losses in its commercial shipbuilding business compared with 2003, which also contributed to higher earnings in 2004. Overall, the company’s operating margins increased to 10.1 percent in 2004 from 8.8 percent in 2003, reflecting the increased demand for the company’s products and services, the successful integration of businesses acquired in 2003 and improved processes that resulted in significant cost reductions.

Operating earnings in 2003 decreased 8 percent from 2002 to $1.4 billion. The impact of increased volume across the company and acquisitions in the Information Systems and Technology and Combat

16    General Dynamics 2004 Annual Report

Systems groups was offset by decreased earnings in the Marine Systems and Aerospace groups. Earnings were down in those groups in 2003 due to performance problems on commercial shipbuilding contracts and reduced sales of new aircraft and market pricing pressures at Gulfstream.

The company generated substantial cash flow from operating activities in 2004 and 2003, significantly exceeding net earnings in each year. In 2002, cash flow from operating activities approximated net earnings. Net cash provided by operating activities was $1.8 billion in 2004 compared with $1.7 billion in 2003 and $1.1 billion in 2002. The company used its cash to fund acquisitions and capital expenditures, repurchase its common stock, pay dividends and reduce debt.

General and administrative (G&A) expenses as a percentage of sales decreased to 6.2 percent in 2004 compared with 6.6 percent in 2003 and 6.5 percent in 2002. G&A was $1.2 billion in 2004, $1.1 billion in 2003 and $892 in 2002.

In 2004, the company had net expense from non-operating items of $8 compared with income of $3 in 2003. In 2002, income from non-operating items was $47, which included a $36 gain from the sale of certain assets of Combat Systems’ Space Propulsion operation. Net interest expense increased to $148 in 2004 from $98 in 2003 because of a higher average borrowing balance from the company’s issuance of additional debt in 2003 used to fund acquisitions. Net interest expense was $45 in 2002.

The company’s effective tax rate was 32.6 percent in 2004, 27.3 percent in 2003 and 33.7 percent in 2002. The 2003 tax rate was lower than the other years because of the settlement of the 1996 to 1998 audit cycle with the Internal Revenue Service and the resolution of some outstanding state tax disputes. These events resulted in non-cash benefits in 2003 totaling $68, favorably impacting the company’s tax rate by 5 percent.

In 2004, General Dynamics reviewed its businesses to identify operations that were not core to the company and could be divested. As a result, the company completed the sale of two businesses in 2004 and entered into definitive agreements to sell two additional businesses, both of which closed in the first quarter of 2005. The company’s reported net sales for all periods presented exclude the revenues associated with these businesses. Their earnings, however, are included as discontinued operations, net of income taxes, for all periods. For additional discussion of these divestiture activities, see Note C to the Consolidated Financial Statements.

The company exited its undersea fiber-optic cable-laying business in the fourth quarter of 2002 because of substantial overcapacity in the market and a lack of contract backlog. The results of this business’ operations in 2002 are included as discontinued operations, net of income taxes. The company recognized an after-tax loss of $134, including an after-tax charge of $109 for ship lease obligations and the write-down of assets to net realizable value upon disposal of this business.

General Dynamics’ total backlog reached its highest level ever, $42.1 billion, and the funded backlog grew 14 percent over 2003 to $28.3 billion at December 31, 2004. Each of the company’s business groups experienced significant new order activity in 2004, resulting in total new orders of $19.6 billion during the year.

The total backlog for the company’s defense businesses was $35 billion at the end of 2004, up $1.1 billion over year-end 2003. The defense backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog grew 14 percent in 2004 to $23.4 billion. This includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are also approved and funded by their governments. The unfunded backlog for the defense businesses represents firm orders for which funding has not been appropriated. The backlog does not include work awarded under indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts, which may be realized over the next 10 years, was approximately $6.4 billion as of December 31, 2004.

The Aerospace group’s total backlog at December 31, 2004, was $6.8 billion, an increase of 5 percent over 2003. Perhaps more important, the Aerospace funded backlog, which is an indicator of near-term demand, increased 13 percent in 2004 to $4.6 billion. This growth reflects the increase in demand for new aircraft throughout the year that culminated in a record number of orders in the fourth quarter. The funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The unfunded backlog of $2.2 billion at year-end 2004 consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

The Resources group’s backlog was $258 at year-end 2004, of which $200 was funded.

General Dynamics 2004 Annual Report    17

REVIEW OF OPERATING SEGMENTS

INFORMATION SYSTEMS AND TECHNOLOGY

Results of Operations and Outlook

Year Ended December 31	2004	2003	Variance
Net sales	$6,781	$4,889	$1,892	39%
Operating earnings	715	536	179	33%
Operating margin	10.5%	11.0%

The Information Systems and Technology group’s sales and earnings increased significantly in 2004 compared with 2003. The group enjoyed growing demand in all of its markets – tactical and strategic mission systems, intelligence mission systems, and network infrastructure and information technology (IT) services – including:

•	communication products, such as the BOWMAN program for the United Kingdom’s armed forces and the Warfighter Information Network-Tactical (WIN-T) program for the Army;

•	global mission solutions, including the Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2) contract for the U.S. Air Force;

•	surveillance and reconnaissance systems; and

•	network infrastructure and wireless systems.

Acquisitions in 2003 and 2004 were the other major driver of the sales growth, contributing about half of the increase over 2003.

The group’s 2004 operating margins were down slightly from 2003 because of a change in the mix of program deliveries through the year and lower-margin businesses acquired in the second half of 2003. Of note, the group’s overall margins improved in 2004 over the fourth quarter of 2003 as it continued to integrate these businesses.

During 2004, the company completed two acquisitions in the group – Spectrum Astro, Inc., in July and TriPoint Global Communications Inc., in September. These acquisitions enhance the group’s offerings in space vehicle integration and mobile communications.

The company expects the Information Systems and Technology group to experience single-digit sales growth in 2005. Operating margins should remain similar to average margins in 2004, though margins may fluctuate from period to period based on contract mix and timing of deliveries. The group will continue to focus on operations and program performance and the integration of the businesses acquired in 2004.

Year Ended December 31	2003	2002	Variance
Net sales	$4,889	$3,669	$1,220	33%
Operating earnings	536	435	101	23%
Operating margin	11.0%	11.9%

In 2003, the group experienced significant sales and earnings growth over 2002 as a result of increased volume in several areas of the business, including:

•	infrastructure and IT support services,

•	communications systems,

•	ruggedized computing equipment and

•	high-speed encryption products.

The acquisitions of Veridian Corporation and Digital System Resources, Inc., in the third quarter of 2003 also contributed significantly to the sales and earnings growth, though the lower margins associated with these businesses reduced the group’s overall operating margins as discussed above.

The Information Systems and Technology group’s backlog grew to a record $9.4 billion in 2004, an increase of 26 percent over 2003. The group’s funded backlog, representing over 75 percent of the total backlog, increased by $1.2 billion in 2004. Unlike the company’s other defense businesses, the Information Systems and Technology group’s backlog is made up primarily of a large number of mid-size contracts and programs. However, 2004 saw an unusually high number of awards for large-scale, long-term programs in the defense market for communications and IT products and services. The group received many of these significant awards during the year, leading to the substantial increase in backlog.

The Army selected the Information Systems and Technology group as the prime contractor for its WIN-T program. WIN-T is the Army’s key initiative designed to transform its tactical communications network from the current

18    General Dynamics 2004 Annual Report

system to support the future force. The entire WIN-T program has a potential value of $7 billion through 2018, and work is expected to be shared evenly with the company’s principal subcontractor.

The group was also awarded “Cluster 5” of the Joint Tactical Radio System (JTRS), a contract worth $295 to develop small, lightweight software-defined radios for use by all branches of the U.S.military in systems ranging from handhelds to unattended sensors and unmanned aerial vehicles. The JTRS program is designed to transform joint service operations by providing communication flexibility and adaptability to fighting forces. If all options are exercised, the contract has a potential value of over $1 billion through 2011.

The group is part of a team that was selected by the U.S. Navy to build the Mobile User Objective System (MUOS), a narrowband tactical satellite communications system. The Information Systems and Technology group will lead the segments of the MUOS program that supply network management, satellite control and a secure ground network, as well as a JTRS-compliant terminal solution. The subcontract is valued at over $800.

The group is also a member of a team that was selected as Canada’s Maritime Helicopter Project (MHP) provider. The MHP program calls for the replacement of Canada’s aging fleet of marine helicopters with 28 state-of-the-art helicopters to be used for anti-submarine patrols, surveillance, search-and-rescue and disaster relief. The company has been selected to provide the integrated mission systems for the new helicopters and related support for 20 years under a subcontract arrangement with a potential value of up to $1.3 billion.

The Information Systems and Technology group was also awarded a five-year contract valued at approximately $480 to continue its support of the U.S. Joint Forces Command’s Joint Experimentation Program and Joint Futures Lab, which develops new warfighting concepts, organizational structures and emerging technologies. The company has supported this program for the past six years, providing services such as R&D, engineering, and formulation and analysis of joint operational concepts.

The Information Systems and Technology group’s backlog at the end of 2004 also includes several international programs, reflecting the demand for its products and services overseas. The group’s most significant international contract is the BOWMAN program, a secure digital voice and data communications system for the U.K. armed forces. The group’s year-end backlog includes approximately $1.9 billion for the BOWMAN program.

The group’s backlog does not include approximately $6.3 billion of potential contract value awarded under IDIQ contracts. IDIQ contracts are used when the customer has not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements set forth the majority of the contractual terms, including prices, but are funded as delivery orders are placed. A significant portion of this IDIQ value represents contracts for which the company has been designated as the sole-source supplier over several years to design, develop, produce and integrate complex products and systems for the military or other government agencies. Management believes that the customers intend to fully implement these systems. However, because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, the company recognizes these contracts in backlog only when they are funded.

The company was awarded several significant IDIQ contracts during 2004, including one of four contracts under the Air Force’s Network-Centric Solutions (NETCENTS) program. Under the NETCENTS program, the company will provide information technology, networking, and voice, video and data communications products and services to support the Air Force’s global information requirements. The multiple-award IDIQ program has a three-year base period with two one-year options and a potential value of $9 billion.

In addition, the Information Systems and Technology group was awarded one of 12 Information Technology Systems Support (ITSS) III contracts by the U.S. Department of Justice (DOJ) to provide state-of-the-art IT services and project-related hardware to DOJ organizations and other federal agencies. This multiple-award IDIQ program has a performance period of seven years and a ceiling value of approximately $1 billion.

COMBAT SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2004	2003	Variance
Net sales	$4,407	$4,007	$400	10%
Operating earnings	522	443	79	18%
Operating margin	11.8%	11.1%

The Combat Systems group posted solid increases in net sales and operating earnings in 2004 compared with 2003. Strengthened by acquisitions completed in 2003, the group’s volume increased in 2004 as demand for its products grew both in the United States and abroad. In particular, the group’s sales of armored vehicles in Europe, including Leopard tanks, Ulan infantry fighting vehicles and Piranha combat vehicles, increased significantly in 2004. In addition, the group experienced increased activity on its contract to develop manned ground vehicles for the Army’s Future Combat Systems (FCS) program and in its munitions and armaments businesses. These gains were partially offset by lower volume on some combat vehicle production programs, including fewer M1 Abrams tank upgrades and reduced deliveries on the Stryker program due to the timing of customer requirements.

Operating earnings increased at almost double the rate of the group’s sales growth in 2004. A shift in contract mix and improved performance on

General Dynamics 2004 Annual Report    19

a number of the group’s programs, including FCS, Stryker and tactical air munitions contracts, contributed to the strong earnings performance.

The company expects the Combat Systems group’s sales to increase significantly in 2005 based on the group’s solid backlog and opportunities for growth in the United States and internationally. Operating margins in 2005 should approximate those achieved in 2004.

Year Ended December 31	2003	2002	Variance
Net sales	$4,007	$2,786	$1,221	44%
Operating earnings	443	309	134	43%
Operating margin	11.1%	11.1%

In 2003, the Combat Systems group experienced substantial growth in net sales and operating earnings due largely to several acquisitions during the year. In 2003, the company acquired General Motors Defense, Intercontinental Manufacturing Company and Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG. In addition, increased activity on the Leopard tank production program, growing contributions to the Army’s FCS program and solid performance in the company’s munitions and armaments businesses augmented the contributions of acquired businesses. This growth was reduced in part by fewer M1 Abrams main battle tank upgrades and reduced deliveries of the Pizarro Advanced Infantry Fighting Vehicle in Spain.

The Combat Systems group’s total backlog increased in 2004 to $8.7 billion at year end. The group’s funded backlog grew by 10 percent to reach $6.4 billion at the end of 2004. The group’s backlog consists primarily of long-term production contracts with scheduled deliveries through 2012.

The group’s backlog at year end includes approximately $790 for the production of Stryker wheeled combat vehicles. In 2004, Combat Systems received orders from the Army for 328 vehicles valued at approximately $440 to complete the fourth Stryker brigade. The group also was awarded three delivery orders worth $206 for 95 additional Stryker combat vehicles, including the first production of the Mobile Gun System and Nuclear, Biological, and Chemical Reconnaissance variants. In the first quarter of 2005, the Army ordered 423 additional vehicles, valued at over $580, to equip the fifth Stryker brigade. The Stryker program, which currently calls for a total of six brigades by 2008, is a key component of the ongoing Army transformation.

The Army also awarded the Combat Systems group several contracts to extend the company’s M1 Abrams main battle tank program. The first was a delivery order valued at $121 under a contract to upgrade 65 M1A2 Abrams tanks to the M1A2 System Enhancement Program (SEP) configuration. Through this program, the company retrofits M1A2 tanks with improved electronics, command-and-control capabilities and armor enhancements that are designed to improve the tank’s effectiveness. In January 2005, the Army awarded the company a modification worth $161 to upgrade an additional 64 M1A2 Abrams tanks. During 2004, the company was also awarded a $52 delivery order for 120 M1A1 Abrams Integrated Management (AIM) material sets to be delivered by June 2006. In addition, the company was awarded a contract modification valued at $267 to provide 125 M1A1 hardware kits for the Egyptian co-production program.

Another significant award for the Combat Systems group in 2004 was a $25 delivery order initiating a contract for the production of Joint Biological Point Detection Systems (JBPDS). The JBPDS is a self-powered instrument suite that rapidly detects and identifies biological warfare agents such as airborne viruses, bacteria and toxins. This contract has a potential value of $750 for approximately 1,100 systems through 2009 if all options are exercised.

        Internationally in 2004, the Government of Portugal conducted a competition for armored vehicles and in December selected the group’s Pandur II vehicle and funded the program. A contract valued at over $475 to produce 260 armored combat vehicles was finalized and added to the backlog in the first quarter of 2005.

In addition to the 2004 contract awards discussed above, Combat Systems’ backlog at year end includes several significant ongoing programs. The group is contributing to the Army’s FCS program through the development of manned ground vehicles and the autonomous navigation system for unmanned and manned ground vehicles. The group’s backlog at the end of 2004 includes $1.8 billion for this aspect of the FCS program. The Information Systems and Technology group is also participating in this program, providing the integrated computer system, sensor data management and mission planning and preparation services.

The FCS program has been restructured to deliver newly developed technologies to existing forces as soon as they are available, rather than waiting until all planned technology innovations are complete. With this acceleration of new technologies, the Army plans to focus on networking capabilities, unattended munitions, unmanned systems and manned ground vehicles.

20    General Dynamics 2004 Annual Report

The Combat Systems group’s Leopard program is a long-term battle tank manufacturing contract for the Spanish army under license from a German company. The year-end backlog includes $1.2 billion for the production of 232 Leopard tanks, with deliveries scheduled through 2008. The group also produces Pizarro Advanced Infantry Fighting Vehicles for the Spanish army. The group’s backlog at the end of 2004 includes over $850 for the production of 212 Pizarro vehicles scheduled for delivery through 2012.

Another key program in the Combat Systems group is the Marine Corps’ Expeditionary Fighting Vehicle (EFV) contract. In 2004, the company was awarded a contract modification to continue the system development and demonstration phase of the EFV program, which deferred the beginning of low-rate initial production from 2005 to 2006. The group’s backlog at year-end 2004 includes approximately $470 for this effort. Program production, which currently calls for over 1,000 vehicles, is scheduled to begin in 2006 and continue into 2020.

The Combat Systems year-end 2004 backlog also includes over $1.2 billion in armament, munitions and composite structures programs. The ammunition programs include the production of Hydra-70 (70mm) rockets, motors and warheads. In 2004, the group received orders worth approximately $125 from the U.S.Army Aviation and Missile Command for the Hydra-70 program. These orders extended deliveries through 2006 and brought the total contract value to date to $960. Also in 2004, the U.S.Army Joint Munitions Command awarded the group $110 worth of modifications to a contract for the production of MK80 Series bomb bodies. The contract has a total potential value of $240, and deliveries are scheduled through 2005.

MARINE SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2004	2003	Variance
Net sales	$4,726	$4,271	$455	11%
Operating earnings	292	216	76	35%
Operating margin	6.2%	5.1%

In 2004, the Marine Systems group’s net sales grew as a result of higher activity on engineering and repair contracts and several early-stage production and development programs, including the T-AKE combat-logistics ships, the conversion of Trident ballistic missile submarines to a conventional-strike configuration (SSGN) and the Virginia-class submarine program. The growth in sales was partially reduced by lower volume on commercial shipbuilding contracts and mature production programs, including the delivery of the final Seawolf-class submarine.

The group’s operating earnings and margins improved significantly in 2004 compared with 2003 because of improved results on the company’s commercial shipbuilding programs in 2004 relative to 2003. The company experienced losses in the first quarter of 2003 on the construction of two roll-on/roll-off cargo ships. The two ships were delivered later in the year with no additional write- offs. Later in 2003, the group recorded losses on the first of four double-hull oil tankers. The losses totaled $70 and were the result of labor hour and material cost growth. The company’s estimates to complete the tankers remained firm through the first half of 2004. However, after the first ship was delivered in the third quarter of 2004, the company identified additional performance problems related to schedule delays and subcontractor difficulties. As a result, the company recorded additional losses on the contract of $43 in the second half of 2004. The second and third double-hull tankers are scheduled for delivery in 2005, with the fourth to be delivered in 2006. Management continues to monitor the program closely in order to mitigate the risk of further cost growth.

The company expects the Marine Systems group’s sales in 2005 to approximate the group’s results in 2004 with slightly improved margins, assuming no further deterioration on the commercial tanker contract.

Year Ended December 31	2003	2002	Variance
Net sales	$4,271	$3,650	$621	17%
Operating earnings	216	287	(71)	(25)%
Operating margin	5.1%	7.9%

In 2003, the Marine Systems group’s net sales increased over 2002 from increased activity on a number of design and early-stage production contracts, including the Virginia-class, SSGN and T-AKE programs, as well as growth in engineering and repair work. This growth was offset partially by lower activity on several mature ship construction programs. Earnings and margins declined in 2003 as a result of the performance issues on the two commercial shipbuilding programs discussed above.

General Dynamics 2004 Annual Report    21

The Marine Systems group’s backlog at the end of 2004 was $16.8 billion, consisting of numerous long-term submarine and ship construction programs, along with repair and engineering contracts. The group’s funded backlog grew by $1.1 billion, or 13 percent, in 2004, reaching $9.9 billion at year end. This backlog provides for shipbuilding programs through 2014. While the Navy’s future shipbuilding plan fluctuates over time, the group’s current shipbuilding and submarine programs are well-funded through the next several years.

The group’s most significant contract in backlog is the Virginia-class submarine construction program. The company has nine Virginia-class submarines under contract following the delivery of the lead ship in the class, the Virginia, in October 2004. At year-end 2004, the group’s backlog includes $9.1 billion for the construction of these submarines. The current Navy plan calls for one submarine to be delivered per year. The company is the prime contractor on this program, and construction is shared equally with its teaming partner.

The group’s backlog at the end of 2004 includes $3.4 billion for 10 Arleigh Burke-class DDG destroyers scheduled for delivery through 2010. This includes $489 in funding awarded to the company in 2004. In January 2005, the Navy awarded the company an additional $562, which funded the final destroyer under contract in the DDG program.

During 2004, the Navy exercised options worth approximately $580 for the fifth and sixth ships in the T-AKE program, a new class of combat-logistics ships. The group’s backlog includes $1.5 billion at year end for the construction of the first six ships with deliveries scheduled from 2006 through 2008. In January 2005, the Navy exercised additional options worth approximately $590 for two more ships, bringing the total contract value to $2.5 billion. The contract has options for four more ships for a total potential contract value of $3.7 billion.

The group also received approximately $390 in contract modifications from the Navy in 2004 to provide design, engineering, material and logistics support for strategic and attack submarines; R&D for submarine research vehicles; and planning, scheduling and technical support for submarine maintenance activities. These awards modify a $32 contract awarded in March 2004 that has a potential value of $1.1 billion over five years if all options are exercised.

In 2004, the group received $165 in modifications to its contract to convert four Trident ballistic-missile submarines to an SSGN configuration, a multi-mission submarine optimized for conventional tactical strike and special-operations support. These awards modify a contract that the Navy awarded to the Marine Systems group in 2002 and bring the total program value to over $1 billion. In January 2005, the Navy awarded the group an additional $150 contract modification to continue the conversion.

The Marine Systems group leads one of two teams selected for the final stage of development for the Littoral Combat Ship (LCS), the Navy’s newest class of high-speed surface combatants designed to operate in coastal areas against terrorist threats, high- speed swarm boats, mines and diesel submarines. In 2004, the Navy awarded the group an option worth $79 to continue development of its proposed design for the LCS.

AEROSPACE

Results of Operations and Outlook

Year Ended December 31	2004	2003	Variance
Net sales	$3,012	$2,946	$66	2%
Operating earnings	393	218	175	80%
Operating margin	13.0%	7.4%

Aircraft Deliveries (in units):
Green	78	74
Completion	77	74

The Aerospace group’s sales increased slightly in 2004 compared with 2003. New aircraft deliveries and aircraft services activity were up while pre-owned aircraft sales were lower. The group’s earnings and margins in 2004 grew considerably over 2003. This increase resulted from three factors:

•	substantial cost reductions,

•	positive earnings on pre-owned aircraft sales versus losses in 2003 and

•	a combination of additional new aircraft deliveries and a more favorable mix of deliveries.

        In 2003, the company initiated a series of cost-containment efforts and process improvements in response to declining market conditions and an oversupply of aircraft in the business-jet market. These steps removed significant costs from the group’s new aircraft manufacturing process. In addition, the company implemented a more disciplined approach to pre-owned aircraft activity. As a result, sales of pre-owned aircraft in 2004 resulted in earnings of $6 compared with losses of $64 in 2003. These factors, combined with the increased volume and improved mix of aircraft deliveries, resulted in the significant rise in earnings and margins for the group in 2004.

Business-jet market conditions improved significantly in 2004. Demand for new aircraft increased steadily throughout the year, and there was a marked improvement in pricing in the order activity late in the year. The group finished 2004 with a record number of orders in the fourth quarter and for the full year, excluding orders from fractional fleet customers. With the 2005 production schedule substantially sold out, the company expects moderate sales growth in the Aerospace group in 2005 with improving operating margins.

22    General Dynamics 2004 Annual Report

Year Ended December 31	2003	2002	Variance
Net sales	$2,946	$3,289	$(343)	(10)%
Operating earnings	218	447	(229)	(51)%
Operating margin	7.4%	13.6%

Aircraft Deliveries (in units):
Green	74	85
Completion	74	94

Net sales and operating earnings decreased in 2003 compared with 2002 because of deterioration in the business-jet market during the second half of 2002 and the first half of 2003. Lower demand for new aircraft and oversupply of new and pre-owned aircraft for sale in the market resulted in downward pricing pressures. These factors lowered the group’s sales and caused earnings and margins to decline in 2003.

Summary of Aircraft Statistical Information

Sales contracts for new aircraft usually have two major milestones: the manufacture of the “green” aircraft and the aircraft’s completion, which includes exterior painting and installation of customer-selected interiors and optional avionics. The company records revenues when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the fully outfitted aircraft.

The following table summarizes key unit data for the Aerospace group’s orders and backlog:

Year Ended December 31	2004	2003	2002
New orders	96	75	76
Options exercised	1	3	2
Firm orders (a)	97	78	78
Cancellations (a)	(2)	(12)	(6)
Total orders	95	66	72

New options (a)	—	3	—

Firm contracts in backlog	175	158	173
Options in backlog	100	103	103
Total aircraft in backlog	275	261	276
Completions in backlog (b)	39	38	38

(a)	Excludes fractional activity, because these orders are made under master agreements that the customer draws down over several years. The company received orders for 55 aircraft and 50 options in 2002 and cancellations for seven aircraft in 2003 from fractional fleet customers.
(b)	Represents aircraft that have moved from green production to the completion process as of year end. Backlog includes only the value of the completion effort on these aircraft.

The Aerospace group’s backlog reached $6.8 billion at year-end 2004. Approximately 70 percent of the group’s backlog, or $4.6 billion, was funded at year end. In 2004, the group received the largest number of new aircraft orders in the company’s history, excluding orders from fractional fleet customers. The backlog includes aircraft deliveries scheduled through 2011. A significant portion of the group’s backlog is with NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. The group’s funded backlog at year end includes $1.9 billion with NetJets, representing firm contracts for 107 aircraft, including 12 green aircraft that are scheduled for delivery in 2005. The unfunded backlog includes $1.4 billion for 100 aircraft options from NetJets, constituting all of the options in backlog. NetJets also represents 70 percent of the maintenance and support services in unfunded backlog. Deliveries of aircraft to NetJets are scheduled from 2005 through 2011 and represent as little as 4 percent and as much as 12 percent of projected new aircraft sales in those years.

General Dynamics 2004 Annual Report    23

The group’s remaining $2.7 billion of funded backlog at year-end 2004 consists of contracts with a broad range of customers from a variety of industries and includes approximately $400 of contracts with government customers.

RESOURCES

The company’s Resources group principally consists of two businesses: a coal mining company and an aggregates company that supplies the construction industry.

Results of Operations

Year Ended December 31	2004	2003	Variance
Net sales	$252	$256	$(4)	(2)%
Operating earnings	19	32	(13)	(41)%

Net sales in 2004 were down compared with 2003 as a result of decreased volume in the coal business offset in part by a slight increase in activity in the aggregates business. The group’s 2004 operating earnings were lower than 2003 because the earnings in 2003 were favorably impacted by the reduction of surface reclamation obligations in the company’s coal mining operations.

Year Ended December 31	2003	2002	Variance
Net sales	$256	$286	$(30)	(10)%
Operating earnings	32	89	(57)	(64)%

Net sales in 2003 decreased versus 2002 because of lower volume in the coal and aggregates businesses from unfavorable seasonal conditions. The 2003 operating earnings were down from 2002 due to the volume decline and reduced earnings in the company’s commercial pension plan. In addition, the 2002 earnings were favorably impacted by the resolution of contingency reserves that had previously been established, due to an improved long-term outlook for some of the coal operation’s contracts.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the mid-1990s, General Dynamics embarked on a strategy of disciplined capital deployment, focusing on strong cash flow generation to enable a series of strategic and tactical acquisitions designed to grow the company beyond its core platform businesses. These acquisitions incorporated new products and technologies and expanded the company’s customer base. Since 1995, the company has acquired 37 businesses at a total cost of over $13.5 billion. This has resulted in a larger, more diversified company while preserving a strong balance sheet and sustained financial flexibility.

In 2004, the company continued its strong performance of cash generation, with net cash provided by operating activities far surpassing net earnings for the second year in a row. The company employed this cash to complete three niche acquisitions, continue its trend of annual dividend increases and pay down debt to further enhance an already strong balance sheet. The company ended 2004 with a cash balance of $976, total debt of $3.3 billion and a debt-to-capital ratio of 31.4 percent.

Free cash flow from operations totaled $1.5 billion for both 2004 and 2003, compared with $860 in 2002. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for such purposes as repaying maturing debt, funding business acquisitions and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the Consolidated Statement of Cash Flows:

Year Ended December 31	2004	2003	2002
Net cash provided by operating activities	$1,802	$1,723	$1,122
Capital expenditures	(266)	(222)	(262)
Free cash flow from operations	$1,536	$1,501	$860
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	147%	172%	122%
Free cash flow from operations	125%	150%	94%

As discussed above, the company uses its free cash flow from operations in a disciplined capital deployment process to invest internally, make acquisitions, pay dividends and repurchase the company’s shares in the open market. With free cash flow from operations projected to approximate net earnings in 2005, the company expects to continue to generate funds in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on

24    General Dynamics 2004 Annual Report

hand and sufficient borrowing capacity to execute its financial and operating strategy.

The following is a discussion of the company’s major operating, investing and financing activities for each of the three years in the period ended December 31, 2004, as classified on the Consolidated Statement of Cash Flows.

Operating Activities

The company generated strong cash flow from operating activities in 2004. Net cash provided by operating activities was $1.8 billion in 2004, $1.7 billion in 2003 and $1.1 billion in 2002. In each year, net earnings was the primary driver of the company’s cash flow. In 2004, cash from operating activities exceeded net earnings primarily due to taxes paid being lower than the tax provision. In 2003, the increase in cash flow was attributable to substantial reductions in both new and pre-owned aircraft inventory in the Aerospace group and an influx of customer advances near the end of the year. In 2002, cash provided by operating activities approximated net earnings.

Termination of A-12 Program. As discussed further in Note O to the Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.1 billion at December 31, 2004. In this outcome, the government contends the company’s liability would be approximately $1.2 billion pretax, or $700 after-tax. The company believes that it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Cash used in investing activities was $783 in 2004, compared with $3.2 billion in 2003 and $398 in 2002. The primary uses of cash in investing activities were business acquisitions and capital expenditures.

Business Acquisitions. In 2004, the company completed three acquisitions at a total cost of approximately $500. On July 9, the company acquired Spectrum Astro, Inc., of Gilbert, Arizona. On September 17, the company acquired TriPoint Global Communications Inc., based in Newton, North Carolina. On November 1, the company acquired Engineering Technology Inc., of Orlando, Florida.

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

The company completed several other business acquisitions in the Information Systems and Technology, Combat Systems and Aerospace groups during 2003 and 2002 at a total cost of approximately $550.

The company financed these acquisitions by issuing commercial paper. The company refinanced a substantial portion of its commercial paper during 2003, as discussed in Financing Activities.

Capital Expenditures. Capital expenditures were $266 in 2004, $222 in 2003 and $262 in 2002. The company expects capital expenditures of approximately $350 in 2005. The anticipated increase over 2004 results from planned repairs to a damaged graving dock at Electric Boat and facilities improvements at Gulfstream. The company had no material commitments for capital expenditures as of December 31, 2004.

Sale of Assets. In 2004, the company sold two small, non-core businesses. The company also signed definitive agreements to sell two additional businesses. These transactions closed in early 2005.

In 2002, the company sold certain assets of its Space Propulsion operation. The remainder of the Space Propulsion operation is included in the Combat Systems group.

The company received approximately $50 in cash during the three-year period ended December 31, 2004, from the sale of real estate in southern California.

Financing Activities

In 2004, cash used by financing activities was $904, versus $2 billion of cash generated in 2003 and $836 of cash used in 2002. The company’s typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock.

        Debt Proceeds, Net. In 2004, the company repaid $500 of floating-rate notes that matured in September. In 2003, the company issued $3.1 billion of medium-term fixed-rate debt securities under a Form S-3 Registration Statement filed with the Securities and Exchange Commission. The proceeds of this debt were used to repay a substantial portion of the company’s commercial paper in 2003, which had the effect of fixing interest rates on debt that previously carried variable rates. Net repayments of commercial paper were $182 in 2004, $529 in 2003 and $451 in 2002. As of December 31, 2004, the company had no commercial paper outstanding. The company has $2 billion in bank credit facilities that have not been drawn upon and are used to provide backup liquidity to the commercial paper program. The company does not have any material debt that is scheduled to mature in 2005.

General Dynamics 2004 Annual Report    25

Dividends. On March 2, 2005, the company’s board of directors declared an increased regular quarterly dividend of $.40 per share – the eighth consecutive annual increase. The board had previously increased the quarterly dividend to $.36 per share in March 2004, to $.32 per share in March 2003 and to $.30 per share in March 2002.

Share Repurchases. During 2004, the company did not repurchase any shares of its issued and outstanding common stock in the open market. In 2003, the company repurchased 4.7 million shares at an average price of $64 per share, for a total value of approximately $300. In 2002, the company repurchased 1.3 million shares for $100. As of December 31, 2004, the company had approximately 4.5 million remaining shares authorized for repurchase. During the first month of 2005, the company repurchased 1 million shares for approximately $100.

ADDITIONAL FINANCIAL INFORMATION

Off-Balance Sheet Arrangements

As of December 31, 2004, the company had no material off-balance sheet arrangements, other than operating leases. This includes guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to the company’s stock and classified in shareholders’ equity on the Consolidated Balance Sheet; and variable interests in entities that provide financing, liquidity, market risk or credit risk support to the company or engage in leasing, hedging or research and development services with the company.

Contractual Obligations

The following table presents information about the company’s contractual obligations as of December 31, 2004:

		Payments Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (a)	$4,197	$144	$764	$882	$2,407
Capital lease obligations	10	2	4	3	1
Operating leases	581	122	183	109	167
Purchase obligations (b)	5,240	1,508	1,774	977	981
Other long-term liabilities (c)	3,042	1,132	513	293	1,104
	$13,070	$2,908	$3,238	$2,264	$4,660

(a)	Includes scheduled interest payments.
(b)	Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. Excludes purchase orders for products and services to be delivered under firm government contracts under which the company has full recourse under normal contract termination clauses. In addition, as disclosed in Note Q to the Consolidated Financial Statements, the company expects to make approximately $46 of contributions to its retirement plans in 2005, which has been excluded from the above amount.
(c)	Represents other long-term liabilities on the company’s Consolidated Balance Sheet, including the current portion of long-term liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are largely based on historical experience.

Commercial Commitments

The following table presents information about the company’s commercial commitments as of December 31, 2004:

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Letters of credit*	$1,046	$868	$143	$14	$21
Trade-in options*	301	148	153	—	—
	$1,347	$1,016	$296	$14	$21

*	See Note O to the Consolidated Financial Statements for discussion of letters of credit and aircraft trade-in options.

26    General Dynamics 2004 Annual Report

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following policies are critical and require the use of significant business judgment in their application:

Revenue Recognition – Government Contracts. The company accounts for sales and earnings under long-term defense contracts and programs using the percentage-of-completion method of accounting. The company follows the guidelines of American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, except that revisions of estimated profits on contracts are included in earnings under the reallocation method, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining life of the contract, while under the cumulative catch-up method such impact would be recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, the company recognizes the loss in the period it is identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses.

The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit evenly over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate to the circumstances. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, availability of materials, the impact of delayed performance, availability and timing of funding from the customer, and the timing of product deliveries. These estimates are based on the company’s best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of the company’s contracts. The company reviews its contract estimates periodically to assess revisions in contract values and estimated costs at completion and reflects changes in estimates in the current and future periods under the reallocation method.

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

Pre-owned Aircraft Inventories. In connection with orders for new aircraft, the company routinely offers customers trade-in options. Under these options, if exercised, the company will accept trade-in aircraft at a predetermined price based on estimated fair value. It is the company’s policy to limit its investment in pre-owned aircraft inventory at any point in time to $200, unless specifically authorized. Once acquired in connection with a sale of new aircraft, the company records pre-owned aircraft at the lower of trade-in value or estimated net realizable value. The company treats any excess of the trade-in price above the net realizable value as a reduction of revenue upon the recording of the new aircraft sales transaction. The company also regularly assesses the carrying value of pre-owned aircraft in inventory and adjusts the carrying value to net realizable value when appropriate. The company determines net realizable value by using both internal and external aircraft valuation information. These valuations involve estimates and assumptions about many factors, including current market conditions, future market conditions, the age and condition of the aircraft and the availability of the aircraft in the market. These estimates are based on the company’s best judgment. Gross margins on sales of pre-owned aircraft can vary from quarter to quarter depending on the mix of aircraft sold and current market conditions.

General Dynamics 2004 Annual Report    27

Commitments and Contingencies. The company is subject to litigation and other legal proceedings arising out of the ordinary course of its business or arising under provisions relating to the protection of the environment. Estimating liabilities and costs associated with these matters requires the use of judgment. The company records a charge against earnings when a liability associated with claims or pending or threatened litigation matters is probable and when the company’s exposure is reasonably estimable. The ultimate resolution of any exposure to the company may change as further facts and circumstances become known.

Deferred Contract Costs. Certain costs incurred in the performance of the company’s government contracts are recorded under GAAP but are not currently allocable to contracts. Such costs include a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. In accordance with AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the company defers these costs in contracts in process until they are paid, at which time the costs are charged to contracts and recovered from the government. The company expects to recover these costs through ongoing business, including both existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or one of two suppliers on long-term defense programs. The company regularly assesses the probability of recovery of these costs under its current and probable follow-on contracts. This assessment requires the company to make assumptions about future contract costs, the extent of cost recovery under the company’s contracts and the amount of future contract activity. These estimates are based on the company’s best judgment. If the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

Pension Plans. The company makes assumptions about discount rates and long-term rates of return on plan assets to determine its net periodic pension cost in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, Employers’ Accounting for Pensions. These estimates are based on the company’s best judgment, including consideration of both current and future market conditions. The company considers both internal and external evidence to determine the appropriate assumptions. In the event a change in any of the assumptions is warranted, future pension cost as determined under SFAS 87 could increase or decrease. If the assumed rate of return on plan assets increased or decreased by 25 basis points, the company’s net pension income associated with its commercial plans would have increased or decreased by approximately $3 in 2004. Likewise, had the interest rate used to discount the company’s projected pension obligation increased or decreased by 25 basis points, the net pension income associated with the commercial plans would have increased or decreased by approximately $1 in 2004. The company’s contractual arrangements with the U.S.government provide for the recovery of contributions to the company’s government plans. In accordance with AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the company has deferred recognition of the cumulative earnings in its government plans to provide a better matching of revenues and expenses. As such, the company’s future income is not subject to the consequences of changes in the assumptions associated with these plans.

Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123(R)). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. SFAS 123(R) is effective in the third quarter of 2005. The company expects the adoption of SFAS 123(R) to reduce its net earnings by approximately $15 in 2005.

28    General Dynamics 2004 Annual Report

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate commercial paper and short-term investments. As of December 31, 2004, the company had no short-term investments. Fixed-rate debt obligations issued by the company are generally not putable and are not actively traded by the company in the market. Therefore, exposure to interest rate risk is not believed to be material for the company’s fixed-rate debt. A hypothetical 100 basis-point increase in market interest rates applicable to the company’s commercial paper balances would not have a material effect on its results of operations, financial condition or cash flows.

The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At December 31, 2004, no interest rate swap agreements were in effect.

The company also is subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers, long-term debt and certain inter-company transactions in foreign currencies. The company principally uses foreign currency forward contracts from time to time to hedge the price risk associated with firmly committed and forecasted foreign-denominated payments, receipts and inter-company transactions related to its ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2004, a 10 percent unfavorable exchange rate movement in the company’s portfolio of foreign currency forward contracts would have resulted in an incremental realized loss of $14 (pretax) and an incremental unrealized loss of $56 (pretax). Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such realized and unrealized losses would be offset by corresponding gains, respectively, in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

General Dynamics 2004 Annual Report    29

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Earnings

	Year Ended December 31
(Dollars in millions, except per share amounts)	2004	2003	2002
Net Sales	$19,178	$16,369	$13,680
Operating costs and expenses	17,237	14,924	12,113
Operating Earnings	1,941	1,445	1,567
Interest expense, net	(148)	(98)	(45)
Other (expense) income, net	(8)	3	47
Earnings from Continuing Operations before Income Taxes	1,785	1,350	1,569
Provision for income taxes, net	582	368	529
Earnings from Continuing Operations	1,203	982	1,040
Discontinued operations, net of tax	24	22	(123)
Net Earnings	$1,227	$1,004	$917
Earnings per Share
Basic:
Continuing operations	$6.03	$4.97	$5.16
Discontinued operations	0.12	0.11	(0.61)
Net earnings	$6.15	$5.08	$4.55
Diluted:
Continuing operations	$5.97	$4.93	$5.13
Discontinued operations	0.12	0.11	(0.61)
Net earnings	$6.09	$5.04	$4.52

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

30    General Dynamics 2004 Annual Report

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2004	2003
ASSETS
Current Assets:
Cash and equivalents	$976	$861
Accounts receivable	1,459	1,344
Contracts in process	2,895	2,473
Inventories	1,205	1,159
Assets of discontinued operations	343	387
Other current assets	409	400
Total Current Assets	7,287	6,624
Noncurrent Assets:
Property, plant and equipment, net	2,169	2,060
Intangible assets, net	954	953
Goodwill	6,451	5,955
Other assets	683	591
Total Noncurrent Assets	10,257	9,559
	$17,544	$16,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$6	$747
Accounts payable	1,508	1,288
Liabilities of discontinued operations	93	140
Other current liabilities	3,767	3,449
Total Current Liabilities	5,374	5,624
Noncurrent Liabilities:
Long-term debt	3,291	3,296
Other liabilities	1,690	1,342
Commitments and contingencies (see Note O)
Total Noncurrent Liabilities	4,981	4,638
Shareholders’ Equity:
Common stock, including surplus	998	838
Retained earnings	7,146	6,206
Treasury stock	(1,206)	(1,279)
Accumulated other comprehensive income	251	156
Total Shareholders’ Equity	7,189	5,921
	$17,544	$16,183

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2004 Annual Report    31

Consolidated Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2004	2003	2002
Cash Flows from Operating Activities:
Earnings from continuing operations	$1,203	$982	$1,040
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities–
Depreciation, depletion and amortization of property, plant and equipment	232	205	177
Amortization of intangible assets	94	66	31
Deferred income tax provision	279	137	177
(Increase) decrease in assets, net of effects of business acquisitions–
Accounts receivable	(66)	61	(95)
Contracts in process	(283)	(452)	(178)
Inventories	(54)	189	(141)
Increase (decrease) in liabilities, net of effects of business acquisitions–
Accounts payable	168	49	132
Billings in excess of costs and estimated profits	212	275	109
Other current liabilities	(271)	108	(42)
Customer deposits	179	(10)	2
Other, net	84	87	(89)
Net Cash Provided by Operating Activities from Continuing Operations	1,777	1,697	1,123
Net Cash Provided (Used) by Discontinued Operations	25	26	(1)
Net Cash Provided by Operating Activities	1,802	1,723	1,122
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(543)	(3,044)	(275)
Capital expenditures	(266)	(222)	(262)
Purchases of available–for–sale securities	(46)	(30)	(41)
Sales/maturities of available–for–sale securities	37	31	39
Proceeds from sale of assets	24	34	133
Other, net	11	1	8
Net Cash Used by Investing Activities	(783)	(3,230)	(398)
Cash Flows from Financing Activities:
Proceeds from issuance of fixed–rate notes, net	—	3,094	—
Repayment of floating–rate notes	(500)	—	—
Net repayments of commercial paper	(182)	(529)	(451)
Net repayments of other debt	(65)	(40)	(98)
Dividends paid	(278)	(249)	(236)
Purchases of common stock	—	(300)	(100)
Other, net	121	65	49
Net Cash (Used) Provided by Financing Activities	(904)	2,041	(836)
Net Increase (Decrease) in Cash and Equivalents	115	534	(112)
Cash and Equivalents at Beginning of Year	861	327	439
Cash and Equivalents at End of Year	$976	$861	$327

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

32    General Dynamics 2004 Annual Report

Consolidated Statement of Shareholders’ Equity

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions)	Par	Surplus

Balance, December 31, 2001	$241	$453	$4,778	$(930)	$(14)	$4,528
Net earnings	—	—	917	—	—	917	$917
Cash dividends declared	—	—	(240)	—	—	(240)	—
Shares issued under compensation plans	—	38	—	14	—	52	—
Tax benefit of exercised stock options	—	25	—	—	—	25	—
Shares purchased	—	—	—	(100)	—	(100)	—
Gain on cash flow hedge	—	—	—	—	7	7	7
Unrealized gains on securities	—	—	—	—	1	1	1
Foreign currency translation adjustments	—	—	—	—	9	9	9
Balance, December 31, 2002	241	516	5,455	(1,016)	3	5,199	$934
Net earnings	—	—	1,004	—	—	1,004	$1,004
Cash dividends declared	—	—	(253)	—	—	(253)	—
Shares issued under compensation plans	—	69	—	37	—	106	—
Tax benefit of exercised stock options	—	12	—	—	—	12	—
Shares purchased	—	—	—	(300)	—	(300)	—
Net loss on cash flow hedges	—	—	—	—	(14)	(14)	(14)
Unrealized gains on securities	—	—	—	—	3	3	3
Foreign currency translation adjustments	—	—	—	—	164	164	164
Balance, December 31, 2003	241	597	6,206	(1,279)	156	5,921	$1,157
Net earnings	—	—	1,227	—	—	1,227	$1,227
Cash dividends declared	—	—	(287)	—	—	(287)	—
Shares issued under compensation plans	—	116	—	73	—	189	—
Tax benefit of exercised stock options	—	44	—	—	—	44	—
Net gain on cash flow hedges	—	—	—	—	6	6	6
Unrealized gains on securities	—	—	—	—	19	19	19
Foreign currency translation adjustments	—	—	—	—	70	70	70
Balance, December 31, 2004	$241	$757	$7,146	$(1,206)	$251	$7,189	$1,322

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2004 Annual Report    33

(Dollars in millions, except per share amounts or unless otherwise noted)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. General Dynamics’ businesses are organized into four groups: Information Systems and Technology, which produces mission-critical information systems and technologies; Combat Systems, which designs and manufactures land and expeditionary combat vehicles, armaments and munitions; Marine Systems, which designs and constructs surface ships and submarines; and Aerospace, which produces Gulfstream aircraft and provides aircraft service operations. The company also owns a coal mining operation and an aggregates operation. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations and a diverse base of corporate and industrial buyers.

Basis of Consolidation and Classification. The Consolidated Financial Statements include the accounts of General Dynamics Corporation and its wholly owned and majority-owned subsidiaries. The company eliminates all inter-company balances and transactions in the consolidated statements.

In 2004, General Dynamics sold certain non-core businesses, as discussed in Note C. Also, in 2002, the company exited its undersea fiber-optic cable-laying business. The financial statements for all prior periods have been restated to reflect the results of operations of these businesses in discontinued operations.

Consistent with defense industry practice, the company classifies assets and liabilities related to long-term production contracts as current, even though some of these amounts are not expected to be realized within one year. In addition, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

Use of Estimates. U.S. generally accepted accounting principles (GAAP) require management to make a number of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results could differ from these estimates.

Revenue Recognition. General Dynamics accounts for sales and earnings under long-term government contracts and programs using the percentage-of-completion method of accounting in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The company estimates the total profit on a contract as the difference between the total estimated revenue and the total estimated costs of a contract and recognizes that profit over the remaining life of the contract. The company determines progress toward completion based on either input measures, such as costs incurred, or output measures, such as units delivered, depending on the nature of the contract. The company applies earnings rates to all contract costs, including general and administrative (G&A) expenses, to determine sales and operating earnings.

The company reviews earnings rates periodically to assess revisions in contract values and estimated costs at completion. Any changes in earnings rates resulting from these assessments are made prospectively. The company charges any anticipated losses on contracts and programs to earnings as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses on government contracts. The company recognizes revenue arising from a claims process either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable.

The company accounts for contracts for aircraft certified by the U.S. Federal Aviation Administration in accordance with Statement of Position 81-1. These contracts usually provide for two major milestones: the manufacture of the “green” aircraft and its completion. Completion includes exterior painting and installation of customer-selected interiors and optional avionics. The company records revenue at two points: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft. The company recognizes sales of all other aircraft products and services when the product is delivered or the service is performed.

General and Administrative Expenses. G&A expenses were $1.2 billion in 2004, $1.1 billion in 2003 and $892 in 2002. These expenses are included in operating costs and expenses on the Consolidated Statement of Earnings.

Interest Expense, Net. Net interest expense consisted of the following:

Year Ended December 31	2004	2003	2002
Interest expense	$157	$108	$58
Interest income	(9)	(10)	(13)
Interest expense, net	$148	$98	$45
Interest payments	$149	$79	$55

Other Income/Expense, Net. Net other income in 2002 included a $36 pretax gain on the sale of some assets of the company’s Space Propulsion operations that were sold during the fourth quarter of 2002.

34    General Dynamics 2004 Annual Report

Cash and Equivalents and Investments in Debt and Equity Securities. General Dynamics classifies its securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company considers securities with a maturity of three months or less to be cash equivalents. The company adjusts all investments in debt and equity securities to fair value. For trading securities, the adjustments are recognized in the Consolidated Statement of Earnings. Adjustments for available-for-sale securities are recognized as a component of accumulated other comprehensive income in the Consolidated Balance Sheet. The company had available-for-sale investments of $61 at December 31, 2004, and $43 at December 31, 2003. The company had no trading securities at the end of either period.

Accounts Receivable and Contracts in Process. Accounts receivable are amounts billed and currently due from customers. Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term government contracts on which revenue has been recognized, but for which the customer has not yet been billed (unbilled receivables).

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost for work-in-process inventories, which consist of aircraft components, is based on the estimated average unit cost of the number of units in a production lot, or specific identification. Cost for raw materials inventories is based on the first-in, first-out method. The company records pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the estimated net realizable value or the trade-in value, determined at the time of trade and based on estimated fair value.

Property, Plant and Equipment, Net. Property, plant and equipment are carried at historical cost, net of accumulated depreciation, depletion and amortization. The company depreciates most of its assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods up to 50 years. Machinery and equipment are depreciated over periods up to 28 years. The company computes depletion of mineral reserves using the units-of-production method.

Impairment of Long-Lived Assets. The company reviews long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. The company assesses the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. If an asset is held for sale, the company reviews its estimated fair value less cost to sell.

The company reviews goodwill and indefinite-lived intangible assets for impairment annually by applying a fair-value-based test. The company completed the required annual impairment test during the fourth quarter of 2004 and did not identify any impairment.

Environmental Liabilities. The company accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. To the extent the U.S. government has agreed to pay the ongoing maintenance and monitoring costs at sites currently used to conduct the company’s government contracting business, General Dynamics treats these costs as contract costs and recognizes the costs as paid.

Fair Value of Financial Instruments. The company’s financial instruments include cash and equivalents, accounts receivable, accounts payable, short- and long-term debt, and derivative financial instruments. The company estimates the fair value of these financial instruments as follows:

•	Cash and equivalents, accounts receivable and accounts payable: fair value approximates carrying value due to the short-term nature of these instruments.

•	Short- and long-term debt: fair value is based on quoted market prices.

•	Derivative financial instruments: fair value is based on valuation models that use observable market quotes.

The differences between the estimated fair value and carrying value of General Dynamics’ financial instruments were not material as of December 31, 2004 and 2003.

Stock-Based Compensation. The company accounts for its incentive compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The company calculates compensation expense for stock options as the excess, if any, of the quoted market price of the company’s stock at the measurement date over the exercise price. The company records stock awards at fair value at the date of the award. See Note P for a description of the company’s equity compensation plans.

General Dynamics 2004 Annual Report    35

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, General Dynamics’ net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

Year Ended December 31	2004	2003	2002
Net earnings, as reported	$1,227	$1,004	$917

Add: Stock-based compensation expense included in reported net earnings, net of tax*	33	14	15
Deduct: Total fair value-based compensation expense, net of tax	61	42	43
Pro forma	$1,199	$976	$889

Net earnings per share–basic:
As reported	$6.15	$5.08	$4.55
Pro forma	$6.01	$4.93	$4.41

Net earnings per share–diluted:
As reported	$6.09	$5.04	$4.52
Pro forma	$5.95	$4.90	$4.38
Weighted average fair value of options granted	$17.58	$10.95	$21.31

*	Represents restricted stock grants under the company’s 1997 Incentive Compensation Plan.

The company recognizes the above compensation cost ratably over the vesting period of the awards. The company estimates the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2004, 2003 and 2002, respectively:

•	Expected dividend yields of 1.55 percent, 2.17 percent and 1.38 percent;

•	Expected volatility of 30.7 percent, 31.9 percent and 32.9 percent;

•	Risk-free interest rates of 2.28 percent, 1.73 percent and 2.98 percent; and

•	Expected lives of 27 to 51 months in 2004, 2003 and 2002.

Translation of Foreign Currencies. The functional currencies for General Dynamics’ international operations are the respective local currencies. The company translates foreign currency balance sheets at the end-of-period exchange rates and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of accumulated other comprehensive income, which is included in shareholders’ equity on the Consolidated Balance Sheet.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

In 2004, General Dynamics acquired the following businesses for a total cost of approximately $500, which was paid in cash:

Information Systems and Technology

•	TriPoint Global Communications Inc. (TriPoint), of Newton, North Carolina, on September 17. TriPoint provides ground-based satellite and wireless communication equipment and integration services for voice, video and data applications.

•	Spectrum Astro, Inc. (Spectrum Astro), of Gilbert, Arizona, on July 9. Spectrum Astro manufactures and integrates space systems, satellites and ground-support equipment.

Combat Systems

•	Engineering Technology Inc. (ETI), of Orlando, Florida, on November 1. ETI engineers, designs and constructs special-purpose munitions and mechanical, electromechanical, electronic and electro-optic devices.

In 2003, General Dynamics completed the following acquisitions for a total cost of approximately $3 billion, which was paid in cash:

Information Systems and Technology

•	Digital System Resources, Inc. (DSR), of Fairfax, Virginia, on September 10. DSR provides surveillance and combat systems for submarines and surface ships.

•	Veridian Corporation (Veridian), of Arlington, Virginia, on August 11. Veridian provides the U.S. Department of Defense, the U.S. Department of Homeland Security and the intelligence community with network security and enterprise protection; intelligence, surveillance and reconnaissance systems development and integration; decision support; information systems development and integration; chemical, biological and nuclear detection capabilities; network and enterprise management services; and large-scale systems engineering.

•	Creative Technology Incorporated (CTI), of Herndon, Virginia, on March 31. CTI supports the intelligence community and the Department of Defense by delivering systems and network engineering, integration, software development, and operations and technical consulting.

Combat Systems

•	Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG (Steyr), of Vienna, Austria, on October 2. Steyr develops and manufactures armored combat vehicles, including the Pandur family of wheeled combat vehicles and the Ulan tracked infantry fighting vehicle.

36    General Dynamics 2004 Annual Report

•	Intercontinental Manufacturing Company (IMCO), of Garland, Texas, a division of Datron, Inc., on September 4. IMCO develops and manufactures aircraft bomb bodies for the U.S. armed services.

•	General Motors Defense (GM Defense), of London, Ontario, a business unit of General Motors Corporation, on March 1. GM Defense manufactures wheeled armored vehicles and turrets.

Aerospace

•	BBA Aviation’s aircraft maintenance service business (Gulfstream Luton) at London Luton Airport in the United Kingdom on April 3. Gulfstream Luton, the first Gulfstream-owned aircraft service center operated outside the United States, provides aircraft service and maintenance for Gulfstream and other aircraft.

In 2002, General Dynamics acquired the following businesses for a total cost of $275, which was paid in cash:

Information Systems and Technology

•	Command System Incorporated (CSI), of Fort Wayne, Indiana, on August 27. CSI provides command-and-control software and hardware to U.S. and international military markets.

Combat Systems

•	Eisenwerke Kaiserslautern GmbH i.I. (EWK), of Kaiserslautern, Germany, on October 31. EWK designs, develops and produces floating bridges and ferrying equipment for military forces worldwide.

•	Advanced Technical Products, Inc. (ATP), of Roswell, Georgia, on June 14. ATP manufactures chemical and biological detection equipment and advanced composite-based products that are used on many U.S. fighter aircraft, helicopters and unmanned aerial vehicles.

The operating results of these businesses have been included with General Dynamics’ results as of the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Certain of the estimates related to the Spectrum Astro, TriPoint and ETI acquisitions are still preliminary at December 31, 2004. The company is awaiting the completion of the identification and valuation of intangible assets acquired. The company expects these analyses to be completed during the first quarter of 2005.

Intangible assets consisted of the following:

December 31	2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangible assets	$994	$(208)	$786
Other intangible assets	298	(130)	168
	$1,292	$(338)	$954
Unamortized intangible assets:
Trademarks	$—	$—	$—

December 31	2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangible assets	$900	$(141)	$759
Other intangible assets	278	(103)	175
	$1,178	$(244)	$934
Unamortized intangible assets:
Trademarks	$19	$—	$19

The company amortizes contract and program intangible assets on a straight-line basis over 5 to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over 3 to 21 years.

Amortization expense was $94 in 2004, $66 in 2003 and $31 in 2002. The company expects to record annual amortization expense over the next five years as follows:

2005	$92
2006	$92
2007	$92
2008	$85
2009	$83

General Dynamics 2004 Annual Report    37

The changes in the carrying amount of goodwill by business group for the year ended December 31, 2004, were as follows:

	December 31, 2003	Acquisitions (a)	Other (b)	December 31, 2004
Information Systems and Technology	$3,508	$397	$22	$3,927
Combat Systems	1,905	(20)	97	1,982
Marine Systems	193	—	—	193
Aerospace	348	—	—	348
Resources	1	—	—	1
	$5,955	$377	$119	$6,451
(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for foreign currency translation.

C. DISCONTINUED OPERATIONS

In 2004, General Dynamics reviewed its businesses to identify operations that were not core to the company and could be divested. As a result, the company completed the sale of two businesses in 2004 and recognized an after-tax loss of $2. In the Information Systems and Technology group, the company sold its business specializing in the development of software products and customized solutions for the automotive and airline industry. In the Combat Systems group, the company sold its business specializing in the design and manufacture of electrical equipment for specialty vehicles.

Also in 2004, the company entered into definitive agreements to sell two additional businesses. In Information Systems and Technology, the company entered into an agreement to sell its aeronautical research and development business. In Combat Systems, the company entered into an agreement to sell its propulsion systems business. These transactions closed in the first quarter of 2005. The company will recognize the gains anticipated from the sale of these businesses in discontinued operations in the first quarter of 2005.

The financial statements for all periods have been restated to present the results of operations of these businesses in discontinued operations.

In addition to the 2004 activity, the company sold three more businesses in the first quarter of 2005. These included the facilities research and development business and the airborne electronics systems business in the Information Systems and Technology group and the fuel storage systems business in the Combat Systems group.

The company anticipates combined proceeds from these transactions of approximately $400.

The company exited its undersea fiber-optic cable-laying business in the fourth quarter of 2002 because of substantial overcapacity in the market and a lack of contract backlog. The results of this business’ operations had been included in the Information Systems and Technology group. The company recognized an after-tax loss of $134 in 2002, including an after-tax charge of $109 for ship lease obligations and the write-down of assets to net realizable value. In 2003 and 2004, the company favorably resolved some of the liabilities associated with this business, resulting in after-tax gains of $7 and $5, respectively, from discontinued operations.

The summary of operating results from discontinued operations follows:

Year Ended December 31	2004	2003	2002
Net sales	$374	$253	$183
Operating expenses	344	231	205
Operating earnings (loss)	30	22	(22)
Gain (loss) on disposal	4	10	(168)
Earnings (loss) before taxes	34	32	(190)
Tax (provision) benefit	(10)	(10)	67
Earnings (loss) from discontinued operations	$24	$22	$(123)

Assets and liabilities of discontinued operations are included in other current assets and other current liabilities, respectively, on the Consolidated Balance Sheet and consisted of the following:

December 31	2004	2003
Accounts receivable	$26	$35
Contracts in process	67	75
Property, plant and equipment, net	24	25
Intangible assets, net	68	77
Goodwill	126	128
Other assets	32	47
Assets of discontinued operations	$343	$387
Accounts payable	12	29
Other liabilities	81	111
Liabilities of discontinued operations	$93	$140

38    General Dynamics 2004 Annual Report

D. EARNINGS PER SHARE

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2004	2003	2002
Basic weighted average shares outstanding	199,563	197,790	201,357
Assumed exercise of stock options*	1,702	1,237	1,467
Contingently issuable shares	202	125	28
Diluted weighted average shares outstanding	201,467	199,152	202,852
*	Excludes the following outstanding options to purchase shares of common stock because the options’ exercise price was greater than the average market price for the shares: year ended December 31, 2004-541; year ended December 31, 2003-3,337; year ended December 31, 2002-2,195.

E. INCOME TAXES

The following is a summary of the net provision for income taxes for continuing operations:

Year Ended December 31	2004	2003	2002
Current:
U.S. federal	$231	$240	$367
State*	(5)	1	3
International	73	58	(18)
Total current	299	299	352
Deferred:
U.S. federal	259	129	162
State*	5	3	2
International	15	5	13
Total deferred	279	137	177
Tax adjustments	4	(68)	—
	$582	$368	$529
*	The provision for state and local income taxes that is allocable to U.S. government contracts is included in operating costs and expenses on the Consolidated Statement of Earnings and, therefore, not included in the provision above.

Income tax payments were $302 in 2004, $268 in 2003 and $377 in 2002.

The reconciliation from the statutory federal income tax rate to the company’s effective income tax rate follows:

Year Ended December 31	2004	2003	2002
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax settlements	—	(5.0)	—
State tax on commercial operations, net of federal benefits	—	0.2	0.3
Qualified export sales exemption	(0.8)	(0.7)	(0.9)
Tax credits	(0.7)	(1.5)	(0.4)
Other, net	(0.9)	(0.7)	(0.3)
Effective income tax rate	32.6%	27.3%	33.7%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

December 31	2004	2003
Post-retirement and post-employment liabilities	$119	$127
A-12 termination	91	93
Tax loss and credit carryforwards	111	63
Other	455	501
Deferred assets	$776	$784
Intangible assets	368	237
Property basis differences	172	127
Commercial pension asset	155	127
Capital Construction Fund	159	112
Long-term contract accounting methods	141	105
Lease income	36	40
Other	180	37
Deferred liabilities	$1,211	$785
Net deferred tax liability	$(435)	$(1)

The current portion of the net deferred tax liability was an asset of $218 at December 31, 2004, and $324 at December 31, 2003, and is included in other current assets on the Consolidated Balance Sheet. As of December 31, 2004, General Dynamics had U.S. and foreign operating loss carryforwards of $38, the majority of which begin to expire in 2017. The company had foreign investment and R&D tax credit carryforwards of $62 that begin to expire in 2011, and U.S. capital loss carryforwards of $10 that begin to expire in 2009. The company provided a valuation allowance totaling $81 as of December 31, 2004, and $56 as of December 31, 2003, on some of its deferred tax assets, the recovery of which is uncertain. As of December 31, 2004, the company had approximately $110 of earnings from international subsidiaries that had not been remitted to the United States. Distribution of these earnings to the United States would result in a tax liability of $6.

General Dynamics 2004 Annual Report    39

The Capital Construction Fund (CCF) is a program, established by the U.S. government and administered by the Maritime Administration, that affects the timing of a portion of the company’s tax payments. The program supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. It allows companies to defer federal and state income taxes on earnings derived from eligible programs as long as the funds are deposited and used for qualified activities. Unqualified withdrawals are subject to taxation plus interest. The CCF is collateralized by qualified assets as defined by the Maritime Administration. At December 31, 2004, General Dynamics had assigned approximately $440 in U.S. government accounts receivable to the CCF.

In 2003, General Dynamics and the Internal Revenue Service (IRS) reached agreement on the examination of the company’s income tax returns for 1996 to 1998. With the completion of this audit cycle, the IRS has examined all of the company’s consolidated federal income tax returns through 1998. Based on the results of those examinations, the company reduced its liabilities for tax contingencies, recognizing a non-cash benefit of $49, or $.25 per share. The company settled various other outstanding state tax disputes during the year, resulting in a net non-cash benefit of $19, or $.09 per share.

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to this suit on June 23, 2004. The suit seeks recovery of refund claims that were disallowed by the IRS at the administrative level. If the court awards a full recovery to the company, the refund could exceed $100, including after-tax interest. The company expects the litigation to take several years to resolve and has recognized no income from this matter.

The IRS has begun its examination of General Dynamics’ 1999 through 2002 income tax returns, which the company expects to be completed in the first quarter of 2005. The company has recorded liabilities for tax contingencies for open years. The company does not expect the resolution of tax matters for these years to have a material adverse impact on its results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS

Contracts in process represent costs and accrued profit related to defense contracts and programs and consisted of the following:

December 31	2004	2003
Contract costs and estimated profits	$21,508	$17,124
Other contract costs	768	745
	22,276	17,869
Less advances and progress payments	19,381	15,396
	$2,895	$2,473

Contract costs consist primarily of production costs and related overhead, such as G&A expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $7 as of December 31, 2004, and $21 as of December 31, 2003. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

G. INVENTORIES

Inventories represent primarily commercial aircraft components and consisted of the following:

December 31	2004	2003
Work in process	$651	$614
Raw materials	392	388
Pre-owned aircraft	119	103
Other*	43	54
	$1,205	$1,159

*	Consists primarily of coal and aggregates.

H. PROPERTY, PLANT AND EQUIPMENT, NET

The major classes of property, plant and equipment were as follows:

December 31	2004		2003
Machinery and equipment	$2,500		$2,273
Buildings and improvements	1,320		1,187
Land and improvements	225		205
Construction in process	79		130
Mineral reserves	78		76
	4,202	*	3,871	*
Less accumulated depreciation, depletion and amortization	2,033		1,811
	$2,169		$2,060

*	The U.S. government provides certain of the company’s plant facilities; the company does not include these facilities above.

40    General Dynamics 2004 Annual Report

I. DEBT

Debt consisted of the following:

December 31	Maturity Dates	Interest Rates	2004	2003
Fixed-rate notes	2006–2015	2.125%–5.375%	$3,095	$3,094
Floating-rate notes	2004	1.42%	—	500
Commercial paper, net of unamortized discount	2004	1.44%	—	183
Senior notes	2008	6.32%	150	150
Term debt	2008	7.50%	35	40
Other	Various	Various	17	76
			3,297	4,043
Less current portion			6	747
			$3,291	$3,296

As of December 31, 2004, General Dynamics had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are registered under the Securities Act of 1933, as amended (the Securities Act), and consist of the following:

•	$500 aggregate principal amount of 2.125 percent notes maturing in 2006;

•	$500 aggregate principal amount of 3.000 percent notes maturing in 2008;

•	$700 aggregate principal amount of 4.500 percent notes maturing in 2010;

•	$1 billion aggregate principal amount of 4.250 percent notes maturing in 2013; and

•	$400 aggregate principal amount of 5.375 percent notes maturing in 2015.

The fixed-rate notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note S for condensed consolidating financial statements.

As of December 31, 2003, General Dynamics had outstanding $500 aggregate principal amount of three-year floating-rate notes due September 1, 2004, which were registered under the Securities Act. The company retired the floating-rate notes on their scheduled maturity date.

As of December 31, 2004, the company had no commercial paper outstanding. The company has $2 billion in bank credit facilities that provide backup liquidity to the commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2006 and a $1 billion multiyear facility expiring in July 2009. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities of approximately $590.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of General Dynamics’ Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap that fixes its foreign currency variability on both the principal and interest components of these notes. As of December 31, 2004, the fair value of this currency swap was a $37 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. Annual sinking fund payments of $5 are required in December 2005 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

As of December 31, 2004, other debt consisted primarily of two capital lease arrangements totaling $9.

The company’s financing arrangements contain a number of customary covenants and restrictions. In particular, the company’s bank credit facilities include a minimum net worth threshold, which the company exceeds by a margin in excess of $2 billion. The company was in compliance with all material covenants as of December 31, 2004.

General Dynamics 2004 Annual Report    41

J. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

December 31	2004	2003
Billings in excess of costs and estimated profits	$1,003	$791
Customer deposits on commercial contracts	653	465
Workers’ compensation	432	547
Salaries and wages	367	355
Retirement benefits	355	295
Other*	957	996
	$3,767	$3,449

*	Consists primarily of contract-related costs assumed in business acquisitions, dividends payable, environmental remediation reserves and warranty reserves.

K. OTHER LIABILITIES

Other liabilities consisted of the following:

December 31	2004	2003
Deferred U.S. federal income taxes	$644	$343
Retirement benefits	342	340
Customer deposits on commercial contracts	100	77
Accrued costs of disposed businesses (a)	48	63
Other (b)	556	519
	$1,690	$1,342

(a)	Consists primarily of liabilities for post-retirement benefits, environmental and legal costs.
(b)	Consists primarily of liabilities for tax contingencies for open years, warranty reserves and workers’ compensation.

L. SHAREHOLDERS’ EQUITY

Authorized Stock. General Dynamics’ authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by the board of directors.

Dividends per Share. Dividends declared per share were $1.44 in 2004, $1.28 in 2003 and $1.20 in 2002.

Shares Issued and Outstanding. The company had 240,940,317 shares of common stock issued as of December 31, 2004 and 2003. The company had 201,033,153 shares of common stock outstanding as of December 31, 2004, and 197,966,192 shares of common stock outstanding as of December 31, 2003. No shares of the company’s preferred stock were outstanding as of either date.

M. FINANCE OPERATION

General Dynamics leases three liquefied natural gas tankers to an unrelated company. The leases are classified as direct financing leases and extend through 2009. The components of the company’s net investment in the leases receivable are included in other current assets and other assets on the Consolidated Balance Sheet and consisted of the following:

December 31	2004	2003
Aggregate future minimum lease payments	$108	$133
Unguaranteed residual value	38	38
Unearned interest income	(39)	(51)
	$107	$120

The company is scheduled to receive annual minimum lease payments of $21 from 2005 through 2008 and $24 in 2009.

N. FOREIGN EXCHANGE RISK MANAGEMENT

General Dynamics is subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers, foreign currency debt and some inter-company transactions in foreign currencies.

        As a matter of policy, the company does not engage in interest rate or currency speculation. The company periodically enters into derivative financial instruments, principally foreign currency forward purchase and sale contracts, typically with terms of less than three years. These instruments are designed to hedge the company’s exposure to changes in exchange rates related to both known and anticipated inter-company and third-party sale and purchase commitments made in non-functional currencies. The company also has a currency swap designated as a cash flow hedge that fixes its foreign currency variability on both the principal and interest components of U.S. dollar-denominated debt held by one of the company’s Canadian subsidiaries, as discussed in Note I. There were no derivative financial instruments designated as fair value or net investment hedges during the years ended December 31, 2004 and 2003.

The company recognizes all derivative financial instruments on the Consolidated Balance Sheet at fair value. Changes in fair value of derivative financial instruments are recorded in the Consolidated Statement of Earnings or in accumulated other comprehensive income depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

For derivative financial instruments not designated as cash flow hedges, the company marks these forward contracts to market each period and records the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments offset gains and losses on the assets, liabilities and other transactions being hedged.

42    General Dynamics 2004 Annual Report

Gains and losses related to forward exchange contracts that qualify as cash flow hedges and the currency swap discussed above are deferred in accumulated other comprehensive income until the underlying transaction occurs. The gains and losses reported in accumulated other comprehensive income will be reclassified to earnings upon completion of the underlying transaction being hedged.

As of December 31, 2004, the fair value of the currency swap was a $37 liability, which offset the effect of changes in the currency exchange rate on the related debt. The fair value of outstanding forward exchange contracts was not material. Net gains and losses recognized in earnings in 2004 were not material. The company expects the amount of gains and losses in accumulated other comprehensive income that will be reclassified to earnings in 2005 will not be material.

O. COMMITMENTS AND CONTINGENCIES

Litigation

Termination of A-12 Program. In January 1991, the Navy terminated the company’s A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas, now owned by The Boeing Company, (the contractors) were parties to the contract with the Navy. Both contractors had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1.4 billion in unliquidated progress payments. The Navy agreed to defer collection of that amount pending a decision by the U.S. Court of Federal Claims on the contractors’ challenge to the termination for default, or a negotiated settlement.

On December 19, 1995, the U.S. Court of Federal Claims (the trial court) issued an order converting the termination for default to a termination for convenience. On March 31, 1998, a final judgment was entered in favor of the contractors for $1.2 billion plus interest.

On July 1, 1999, the U.S. Court of Appeals for the Federal Circuit (the appeals court) remanded the case to the trial court for determination of whether the government’s default termination was justified. On August 31, 2001, following the trial on remand, the trial court upheld the default termination of the A-12 contract. In its opinion, the trial court rejected all of the government’s arguments to sustain the default termination except for the government’s schedule arguments, as to which the trial court held that the schedule the government unilaterally imposed was reasonable and enforceable, and that the government had not waived that schedule. On the sole ground that the contractors were not going to deliver the first aircraft on the date provided in the unilateral schedule, the trial court upheld the default termination and entered judgment for the government.

On January 9, 2003, the company’s appeal was argued before a three-judge panel of the appeals court. On March 17, 2003, the appeals court vacated the trial court’s judgment and remanded the case to the trial court for further proceedings. The appeals court found that the trial court had misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the appeals court held that in order to uphold a termination for default the trial court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. The company does not believe such a determination is supported by the evidence. Pursuant to the direction of the appeals court, the trial court held further proceedings on June 29 and 30, 2004. The matter is pending before the trial court for decision.

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.1 billion at December 31, 2004. This would result in a liability for the company of approximately $1.2 billion pretax, or approximately $700 after-tax, to be taken as a charge against discontinued operations. The company believes it has sufficient resources to pay such an obligation if required.

Final Analysis. On May 28, 2003, Final Analysis Communication Systems, Inc. (FACS), a Maryland corporation, served the company with a complaint it filed on January 30, 2003, in the U.S. District Court for the District of Maryland. On October 14, 2004, FACS filed a second amended complaint alleging that the company breached contracts among the company, FACS and FACS’s then-corporate parent, Final Analysis, Inc. (FAI), a Maryland corporation. FAI is currently a debtor in the Bankruptcy Court for the District of Maryland. FACS also alleges tort claims for fraud, tortuous interference with contractual and business relations, fraudulent inducement, negligent misrepresentation and a claim for breach of warranty. The second amended complaint alleges monetary damages in excess of $500, plus punitive damages. The company has denied liability to FACS and has asserted counterclaims. A trial date is set for July 19, 2005. The company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

General Dynamics 2004 Annual Report    43

Glen Cove. On August 8, 2003, one of the company’s subsidiaries received a grand jury subpoena issued by the U.S. Attorney’s Office for the Eastern District of New York relating to its Glen Cove, New York, operations for the period from January 1, 2000, to August 8, 2003. The company acquired those operations in June 2002. The company conducted an internal investigation of the Glen Cove operations through outside counsel and intends to fully cooperate with the government. As a result of its investigation, management made changes to the Glen Cove operations and subsequently closed substantially all of its operations. While the government investigation will continue for some time, the company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

Other. Various claims and other legal proceedings incidental to the normal course of business are pending or threatened against the company. While it cannot predict the outcome of these matters, the company believes any potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on its results of operations, financial condition or cash flows.

Environmental

General Dynamics is subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental investigation or remediation at some of its current and former facilities, and at third-party sites not owned by the company but where it has been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable costs and, therefore, reimbursed by the U.S. government. As required, the company provides financial assurance for certain sites undergoing or subject to investigation or remediation. Where applicable, the company seeks insurance recovery for costs related to environmental liability. The company does not record insurance recoveries before collection is probable. Based on all known facts and analyses, as well as current U.S. government policies relating to allowable costs, the company does not believe that its liability at any individual site, or in the aggregate, arising from such sites at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP, will be material to its results of operations, financial condition or cash flows. Nor does the company believe that the range of reasonably possible additional loss beyond what has been recorded will be material to its results of operations, financial condition or cash flows.

Minimum Lease Payments

Total rental expense under operating leases was $191 in 2004, $113 in 2003 and $98 in 2002. Operating leases are primarily for facilities and equipment. Future minimum lease payments due during the next five years are as follows:

2005	$122
2006	107
2007	76
2008	63
2009	46
2010 and thereafter	167
$581

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1 billion at December 31, 2004. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

As a government contractor, the company is occasionally subject to U.S. government investigations relating to its operations, including claims for fines, penalties, and compensatory and treble damages. The company believes, based on current available information, that the outcome of such ongoing government disputes and investigations will not have a material effect on its results of operations, financial condition or cash flows.

On June 5, 2001, General Dynamics acquired substantially all of the assets of Galaxy Aerospace Company LP. The selling parties may receive additional payments, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets.

        As of December 31, 2004, in connection with orders for seven Gulfstream G550s, seven Gulfstream G350s/G450s, one Gulfstream G200 and one Gulfstream G150 aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (both Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2006 and totaled $301 as of December 31, 2004, versus $229 at December 31, 2003. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

44    General Dynamics 2004 Annual Report

The company provides product warranties to its customers associated with certain product sales, particularly business-jet aircraft. The company has also offered, on a limited basis, a five-year maintenance program that supplements the standard product warranties on Gulfstream G200, Gulfstream G400 and Gulfstream G550 aircraft models. The company records estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based on the estimated number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments, and is included in other current liabilities and other liabilities on the Consolidated Balance Sheet.

The changes in the carrying amount of warranty liabilities for the years ended December 31, 2004, 2003 and 2002 were as follows:

Year Ended December 31	2004	2003	2002
Beginning balance	$181	$106	$83
Warranty expense	53	73	35
Payments	(37)	(51)	(5)
Adjustments*	2	53	(7)
Ending balance	$199	$181	$106

*	Includes warranty liabilities assumed in connection with acquisitions.

P. EQUITY COMPENSATION PLANS

The company has various equity compensation plans for employees as well as non-employee members of the board of directors, including:

•	the General Dynamics Corporation Equity Compensation Plan (Equity Compensation Plan),

•	the General Dynamics United Kingdom Share Save Plan (U.K. Plan),

•	the General Dynamics Corporation 1997 Incentive Compensation Plan (Incentive Compensation Plan),

•	the General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (Directors’ Stock Plan) and

•	various equity compensation plans assumed with the acquisition of Gulfstream in 1999 (Gulfstream Plans).

On March 3, 2004, the company’s board of directors adopted the Equity Compensation Plan. The plan was approved by shareholders at the annual meeting of shareholders held on May 5, 2004. The purpose of the Equity Compensation Plan is to provide the company with an effective means of attracting, retaining and motivating officers, key employees and non-employee directors, and to provide them with incentives to enhance the growth and profitability of the company.

Under the Equity Compensation Plan, awards may be granted to officers, employees or non-employee directors in common stock, options to purchase common stock, restricted shares of common stock, participation units or any combination of these.

Stock options may be granted either as incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or as options not qualified under the Code. All options are issued with an exercise price at or above 100 percent of the fair market value of the common stock on the date of grant. Awards of stock options generally vest over two years, with 50 percent of the options vesting on the one-year anniversary of the date of grant and the remaining 50 percent vesting on the two-year anniversary of the date of grant. Stock options awarded under the Equity Compensation Plan may not have a term of more than five years.

Awards of restricted stock represent common stock that may not be sold, transferred, pledged, assigned or otherwise alienated except upon the passage of time, or upon satisfaction of performance goals or other conditions. However, during the period of restriction, the recipient of restricted shares is entitled to vote the restricted shares and to retain cash dividends paid thereon. Awards of restricted shares may be granted pursuant to a performance formula whereby the number of shares initially granted increases or decreases based on the increase or decrease in the price of the common stock over a performance period.

Participation units are obligations of the company that have a value derived from or related to the value of the company’s common stock. These include stock appreciation rights, phantom stock units, and restricted stock units and are payable in cash, common stock or any combination thereof.

The Equity Compensation Plan replaces, on a prospective basis, the Incentive Compensation Plan and the Directors’ Stock Plan (the prior plans). No new grant of awards will be made under the prior plans. Any awards previously granted under the prior plans will remain outstanding and will, among other things, continue to vest and become exercisable in accordance with their original terms and conditions.

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

General Dynamics 2004 Annual Report    45

There were 1,044,749 shares of restricted stock outstanding at December 31, 2004. Information with respect to restricted stock awards follows:

Year Ended December 31	2004	2003	2002
Number of shares awarded	262,801	408,064	375,043
Weighted average grant price	$91.41	$58.54	$88.23

At December 31, 2004, in addition to the shares reserved for issuance on the exercise of options outstanding, 17,967,895 shares have been authorized for options and restricted stock that may be granted in the future. Information with respect to stock options follows:

	Shares Under Option	Weighted Average Exercise Prices	Shares Exercisable	Weighted Average Exercise Prices
Outstanding at December 31, 2001	7,066,113	$54.31	3,237,568	$46.02
Granted	2,254,000	93.89
Exercised	(1,505,046)	43.56
Canceled	(152,542)	72.13
Outstanding at December 31, 2002	7,662,525	67.64	4,119,791	52.87
Granted	3,591,482	57.17
Exercised	(1,475,604)	50.49
Canceled	(109,784)	66.14
Outstanding at December 31, 2003	9,668,619	66.35	4,679,212	66.17
Granted	2,546,666	91.30
Exercised	(3,175,943)	57.00
Canceled	(354,396)	71.13
Outstanding at December 31, 2004	8,684,946	$76.89	4,159,564	$75.43

Information with respect to stock options outstanding and exercisable at December 31, 2004, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 12/31/04	Weighted Average Exercise Price
$42.72-57.38	2,897,281	2.97	$55.77	1,233,233	$54.21
$59.38-74.94	1,172,085	1.24	70.73	1,109,187	70.84
$76.02-91.34	2,734,852	3.91	90.11	163,866	79.24
$93.90-104.48	1,880,728	2.19	94.02	1,653,278	93.97
	8,684,946			4,159,564

46    General Dynamics 2004 Annual Report

Q. RETIREMENT PLANS

The company provides defined-benefit pension and other post-retirement benefits to certain eligible employees. The following is a reconciliation of the benefit obligations, plan/trust assets and funded status of the company’s plans:

	Pension Benefits		Other Post-retirement Benefits
	2004	2003	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of year	$(6,558)	$(5,599)	$(1,200)	$(1,163)
Service cost	(220)	(178)	(15)	(15)
Interest cost	(398)	(384)	(72)	(78)
Amendments	239	38	(11)	80
Actuarial (loss)/gain	(252)	(593)	37	(88)
Acquisitions/other	(6)	(105)	3	(18)
Foreign currency exchange rate changes	(17)	(23)	—	—
Benefits paid	320	286	85	82
Benefit obligation at end of year	$(6,892)	$(6,558)	$(1,173)	$(1,200)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$6,378	$5,329	$344	$295
Actual return on plan/trust assets	664	1,152	37	55
Acquisitions	—	107	—	2
Employer contributions	31	61	40	43
Curtailment/settlement/other	5	(8)	—	—
Foreign currency exchange rate changes	18	23	—	—
Benefits paid	(320)	(286)	(55)	(51)
Fair value of assets at end of year	$6,776	$6,378	$366	$344
Funded Status Reconciliation
Funded status	$(116)	$(180)	$(807)	$(856)
Unrecognized net actuarial loss	606	496	240	299
Unrecognized prior service cost	(111)	160	(21)	(34)
Unrecognized transition obligation	—	—	3	12
Prepaid (accrued) benefit cost	$379	$476	$(585)	$(579)

The accumulated benefit obligation for all defined-benefit pension plans was $6.3 billion at December 31, 2004, and $5.8 billion at December 31, 2003. The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date excluding assumptions about future compensation levels.

Net periodic pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits			Other Post-retirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$220	$178	$157	$15	$15	$13
Interest cost	398	384	366	72	77	69
Expected return on plan assets	(530)	(522)	(520)	(26)	(26)	(26)
Recognized net actuarial gain	2	(4)	(25)	11	7	(2)
Amortization of unrecognized transition (asset) obligation	—	—	(2)	9	11	11
Amortization of prior service cost	31	35	36	(1)	2	3
Net periodic cost	$121	$71	$12	$80	$86	$68

General Dynamics 2004 Annual Report    47

The following table presents the assumptions used to determine the company’s benefit obligations and net periodic pension and other post-retirement benefit costs.

	Pension Benefits			Other Post-retirement Benefits
Assumptions at December 31	2004	2003	2002	2004	2003	2002
Weighted average used to determine benefit obligations
Discount rate	6.00%	6.25%	7.00%	6.00%	6.25%	7.00%
Varying rates of increase in compensation levels based on age	4.00-11.00%	4.00-11.00%	4.00-11.00%

Weighted average used to determine net cost for the year ended
Discount rate	6.25%	7.00%	7.25%	6.25%	7.00%	7.25%
Expected weighted average long-term rate of return on assets	8.25%	8.26%	8.34%	8.00%	8.00%	8.00%
Varying rates of increase in compensation levels based on age	4.00-11.00%	4.00-11.00%	4.00-11.00%
Assumed health care cost trend rate for next year:
Post-65 claim groups				9.75%	10.75%	11.75%
Pre-65 claim groups				9.75%	10.75%	11.75%

The company relies on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and the current and expected asset allocation strategy to determine its expected long-term rate of return assumptions.

Pension Benefits. As of December 31, 2004, the company had eight noncontributory and five contributory trusteed, qualified defined-benefit pension plans covering substantially all of its government business employees, and two noncontributory plans covering substantially all of its commercial business employees. Under certain plans, benefits are primarily a function of both the employee’s years of service and level of compensation; under other plans, benefits are a function primarily of years of service.

It is General Dynamics’ policy to fund the plans to the maximum extent deductible under existing federal income tax regulations. These contributions are intended to provide not only for benefits attributed to service to date, but also for benefits to be earned in the future.

The company expects to contribute approximately $11 to its pension plans in 2005. The company expects the following benefits to be paid from its pension plans over the next 10 years:

2005	$332
2006	$341
2007	$359
2008	$379
2009	$396
2010-2014	$2,318

The company’s pension investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and existing market conditions. The company invests almost exclusively in U.S. publicly traded securities and uses derivative instruments on a non-leveraged basis to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.

The pension plans’ weighted average asset allocations at December 31, 2004 and 2003, by asset category, are as follows:

December 31	2004	2003
U.S. common stocks	52%	61%
U.S. common stocks with risk-mitigating hedges	45%	35%
Fixed income	3%	4%
	100%	100%

The company amortizes changes in prior service cost resulting from plan amendments on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

        The company uses a December 31 measurement date for its plans.

General Dynamics’ contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government plans. The amount contributed to certain plans, charged to contracts and included in net sales has exceeded the net periodic pension cost as determined under SFAS No. 87, Employers’ Accounting for Pensions.

48    General Dynamics 2004 Annual Report

The company has deferred recognition of earnings resulting from this difference to provide a better matching of revenues and expenses. Similarly, pension settlements and curtailments under the government plans have also been deferred. These deferrals have been classified against the prepaid pension cost related to these plans.

The net prepaid pension cost of the company’s commercial plans was $364 and $336 at December 31, 2004 and 2003, respectively, and is included in other assets on the Consolidated Balance Sheet.

In addition to the qualified defined-benefit plans, the company provides eligible employees the opportunity to participate in defined-contribution savings plans, which permit contributions on both a pretax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives, including investment in the company’s common stock. In certain plans, the company matches a portion of the employees’ contributions with contributions to a fund that invests in the company’s common stock. The company’s contributions to the defined-contribution plans totaled $101 in 2004, $79 in 2003 and $80 in 2002. The defined-contribution plans held approximately 16 and 17 million shares of the company’s common stock at December 31, 2004 and 2003, respectively, representing approximately 8 percent of the company’s outstanding shares at each date.

The company also sponsors several unfunded non-qualified supplemental executive plans, which provide participants with additional benefits, including excess benefits over limits imposed on qualified plans by federal law. The recorded liability and expense related to these plans are not material to the company’s results of operations or financial condition.

Other Post-retirement Benefits. General Dynamics maintains plans providing post-retirement health care coverage for many of its current and former employees and post-retirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service and salary level at retirement. The coverage provided and the extent to which the retirees share in the cost of the program vary throughout the company. The plans provide health and life insurance benefits only to those employees who retire directly from the service of the company and not to those who terminate service/seniority prior to eligibility for retirement.

The company maintains several Voluntary Employees’ Beneficiary Association (VEBA) trusts for certain plans. It is the company’s policy to fund the VEBAs in accordance with existing federal income tax regulations. At December 31, 2004, the majority of the VEBA trusts’ assets were invested in diversified U.S. common stocks with risk-mitigating hedges, U.S. fixed income securities and bank notes. For non-funded plans, claims are paid as received.

The company expects to contribute approximately $35 to its other post-retirement benefit plans in 2005. The company expects the following benefits to be paid from its other post-retirement benefit plans over the next 10 years:

2005	$91
2006	$95
2007	$98
2008	$100
2009	$101
2010-2014	$499

The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to a VEBA and, for non-funded plans, recovery of claims paid. The net periodic post-retirement benefit cost exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process until such time that the cost is allocable to contracts.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are assumed to decline gradually to 4.75 percent for post-65 and pre-65 claim groups in the year 2009 and thereafter over the projected payout period of the benefits. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the total service and interest cost is $6 and $(5), respectively, and the effect on the accumulated post-retirement benefit obligation is $76 and $(66), respectively.

In the fourth quarter of 2004, the company adopted Financial Accounting Standards Board Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (which superseded FSP No. FAS 106-1). This FSP provides guidance on the accounting for the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effects of these provisions resulted in a reduction of $65 in the company’s accumulated post-retirement obligation for benefits attributed to past service. The federal government will begin making the subsidy payments to employers in 2006. The company anticipates the following subsidy payments over the next 10 years:

2005	$—
2006	$4
2007	$5
2008	$5
2009	$5
2010-2014	$28

General Dynamics 2004 Annual Report    49

R. BUSINESS GROUP INFORMATION

General Dynamics operates in four primary business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from mission-critical information systems and technologies; land and expeditionary combat vehicles, armaments and munitions; shipbuilding and marine systems; and business aviation, respectively. The company also owns certain commercial operations that are identified for reporting purposes as Resources. The company measures each group’s profit based on operating earnings. As a result, the company does not allocate net interest, other income and expense items, and income taxes to its business groups.

Summary financial information for each of the company’s business groups follows:

	Net Sales			Operating Earnings			Sales to U.S. Government
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Information Systems and Technology	$6,781	$4,889	$3,669	$715	$536	$435	$5,229	$3,907	$2,801
Combat Systems	4,407	4,007	2,786	522	443	309	3,048	2,890	2,300
Marine Systems	4,726	4,271	3,650	292	216	287	4,407	3,966	3,435
Aerospace	3,012	2,946	3,289	393	218	447	199	158	249
Resources (a)	252	256	286	19	32	89	—	—	—
	$19,178	$16,369	$13,680	$1,941	$1,445	$1,567	$12,883	$10,921	$8,785

	Identifiable Assets			Capital Expenditures			Depreciation, Depletion and Amortization
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Information Systems and Technology	$6,645	$5,747	$3,638	$85	$52	$81	$110	$73	$50
Combat Systems	4,818	4,588	2,336	86	92	47	95	76	39
Marine Systems	2,092	2,126	1,887	33	38	81	60	61	60
Aerospace	2,612	2,635	2,566	25	17	32	39	38	36
Resources (a)	270	255	438	11	18	15	16	17	16
Corporate (b)	1,107	832	866	26	5	6	6	6	7
	$17,544	$16,183	$11,731	$266	$222	$262	$326	$271	$208

(a)	Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.
(b)	Corporate identifiable assets include cash and equivalents from domestic operations, real estate held for development, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

The following table presents revenues by geographic area based on the location of the company’s customers:

Year Ended December 31	2004	2003	2002
North America:
United States	$15,935	$13,850	$11,942
Canada	230	151	104
Other	122	288	74
Total North America	16,287	14,289	12,120

Europe	1,948	1,404	1,196
Africa/Middle East	427	268	160
Asia/Pacific	332	301	151
South America	184	107	53
	$19,178	$16,369	$13,680

50    General Dynamics 2004 Annual Report

S. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The fixed-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of December 31, 2004 and 2003, for the balance sheet, as well as the statements of earnings and cash flows for each of the three years in the period ended December 31, 2004.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Year Ended December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$15,453	$3,725	$—	$19,178
Cost of sales	1	12,935	3,121	—	16,057
General and administrative expenses	—	957	223	—	1,180
Operating Earnings	(1)	1,561	381	—	1,941
Interest expense	(134)	(5)	(18)	—	(157)
Interest income	2	—	7	—	9
Other expense, net	(29)	9	12	—	(8)
Earnings from Continuing Operations before Income Taxes	(162)	1,565	382	—	1,785
Provision for income taxes	(70)	523	129	—	582
Discontinued operations, net of tax	—	24	—	—	24
Equity in net earnings of subsidiaries	1,319	—	—	(1,319)	—
Net Earnings	$1,227	$1,066	$253	$(1,319)	$1,227

Year Ended December 31, 2003	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$13,380	$2,989	$—	$16,369
Cost of sales	(6)	11,386	2,470	—	13,850
General and administrative expenses	—	866	208	—	1,074
Operating Earnings	6	1,128	311	—	1,445
Interest expense	(88)	(3)	(17)	—	(108)
Interest income	—	1	9	—	10
Other income, net	(2)	—	5	—	3
Earnings from Continuing Operations before Income Taxes	(84)	1,126	308	—	1,350
Provision for income taxes	(47)	353	62	—	368
Discontinued operations, net of tax	—	22	—	—	22
Equity in net earnings of subsidiaries	1,041	—	—	(1,041)	—
Net Earnings	$1,004	$795	$246	$(1,041)	$1,004

Year Ended December 31, 2002	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$12,007	$1,673	$—	$13,680
Cost of sales	(31)	9,890	1,362	—	11,221
General and administrative expenses	—	785	107	—	892
Operating Earnings	31	1,332	204	—	1,567
Interest expense	(37)	(5)	(16)	—	(58)
Interest income	2	2	9	—	13
Other income, netV	(4)	37	14	—	47
Earnings from Continuing Operations before Income Taxes	(8)	1,366	211	—	1,569
Provision for income taxes	7	464	58	—	529
Discontinued operations, net of tax	—	(123)	—	—	(123)
Equity in net earnings of subsidiaries	932	—	—	(932)	—
Net Earnings	$917	$779	$153	$(932)	$917

General Dynamics 2004 Annual Report    51

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$425	$—	$551	$—	$976
Accounts receivable	2	1,084	373	—	1,459
Contracts in process	63	2,162	670	—	2,895
Inventories
Work in process	—	623	28	—	651
Raw materials	—	376	16	—	392
Pre-owned aircraft	—	119	—	—	119
Other	—	42	1	—	43
Assets of discontinued operations	—	343	—	—	343
Other current assets	129	51	229	—	409
Total Current Assets	619	4,800	1,868	—	7,287
Noncurrent Assets:
Property, plant and equipment	134	3,349	719	—	4,202
Accumulated depreciation, depletion & amortization of PP&E	(22)	(1,733)	(278)	—	(2,033)
Intangible assets and goodwill	—	5,497	2,246	—	7,743
Accumulated amortization of intangible assets	—	(275)	(63)	—	(338)
Other assets	32	543	108	—	683
Investment in subsidiaries	13,448	—	—	(13,448)	—
Total Noncurrent Assets	13,592	7,381	2,732	(13,448)	10,257
	$14,211	$12,181	$4,600	$(13,448)	$17,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$—	$—	$6
Liabilities of discontinued operations	—	93	—	—	93
Other current liabilities	201	3,447	1,627	—	5,275
Total Current Liabilities	201	3,546	1,627	—	5,374
Noncurrent Liabilities:
Long-term debt	3,095	38	158	—	3,291
Other liabilities	320	1,097	273	—	1,690
Total Noncurrent Liabilities	3,415	1,135	431	—	4,981
Shareholders’ Equity:
Common stock, including surplus	998	7,196	(24)	(7,172)	998
Other shareholders’ equity	9,597	304	2,566	(6,276)	6,191
Total Shareholders’ Equity	10,595	7,500	2,542	(13,448)	7,189
	$14,211	$12,181	$4,600	$(13,448)	$17,544

52    General Dynamics 2004 Annual Report

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$180	$—	$681	$—	$861
Accounts receivable	3	979	362	—	1,344
Contracts in process	46	1,994	433	—	2,473
Inventories
Work in process	—	606	8	—	614
Raw materials	—	364	24	—	388
Pre-owned aircraft	—	103	—	—	103
Other	—	43	11	—	54
Assets of discontinued operations	—	387	—	—	387
Other current assets	124	142	134	—	400
Total Current Assets	353	4,618	1,653	—	6,624
Noncurrent Assets:
Property, plant and equipment	150	3,156	565	—	3,871
Accumulated depreciation, depletion & amortization of PP&E	(30)	(1,586)	(195)	—	(1,811)
Intangible assets and goodwill	—	5,115	2,037	—	7,152
Accumulated amortization of intangible assets	—	(223)	(21)	—	(244)
Other assets	(28)	517	102	—	591
Investment in subsidiaries	13,672	—	—	(13,672)	—
Total Noncurrent Assets	13,764	6,979	2,488	(13,672)	9,559
	$14,117	$11,597	$4,141	$(13,672)	$16,183
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$683	$6	$58	$—	$747
Liabilities of discontinued operations	—	140	—	—	140
Other current liabilities	203	3,239	1,295	—	4,737
Total Current Liabilities	886	3,385	1,353	—	5,624
Noncurrent Liabilities:
Long-term debt	3,094	44	158	—	3,296
Other liabilities	364	838	140	—	1,342
Total Noncurrent Liabilities	3,458	882	298	—	4,638
Shareholders’ Equity:
Common stock, including surplus	839	5,314	2,268	(7,583)	838
Other shareholders’ equity	8,934	2,016	222	(6,089)	5,083
Total Shareholders’ Equity	9,773	7,330	2,490	(13,672)	5,921
	$14,117	$11,597	$4,141	$(13,672)	$16,183

General Dynamics 2004 Annual Report    53

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities from Continuing Operations	$(98)	$1,976	$(101)	$—	$1,777
Net Cash Provided by Discontinued Operations	—	25	—	—	25
Net Cash Provided by Operating Activities	(98)	2,001	(101)	—	1,802
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(6)	(536)	(1)	—	(543)
Capital expenditures	(26)	(172)	(68)	—	(266)
Other, net	(1)	12	15	—	26
Net Cash Used by Investing Activities	(33)	(696)	(54)	—	(783)
Cash Flows from Financing Activities:
Repayment of floating–rate notes	(500)	—	—	—	(500)
Net repayments of commercial paper	(182)	—	—	—	(182)
Dividends paid	(278)	—	—	—	(278)
Other, net	121	(6)	(59)	—	56
Net Cash Used by Financing Activities	(839)	(6)	(59)	—	(904)
Cash sweep by parent	1,215	(1,299)	84	—	—
Net Increase in Cash and Equivalents	245	—	(130)	—	115
Cash and Equivalents at Beginning of Year	180	—	681	—	861
Cash and Equivalents at End of Year	$425	$—	$551	$—	$976

Year Ended December 31, 2003
Net Cash Provided by Operating Activities from Continuing Operations	$(211)	$1,613	$295	$—	$1,697
Net Cash Provided by Discontinued Operations	—	26	—	—	26
Net Cash Provided by Operating Activities	(211)	1,639	295	—	1,723
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2,676)	(368)	—	—	(3,044)
Capital expenditures	(5)	(156)	(61)	—	(222)
Other, net	—	12	24	—	36
Net Cash Used by Investing Activities	(2,681)	(512)	(37)	—	(3,230)
Cash Flows from Financing Activities:
Issuance of fixed-rate notes	3,094	—	—	—	3,094
Net repayments of commercial paper	(529)	—	—	—	(529)
Purchases of common stock	(300)	—	—	—	(300)
Dividends paid	(249)	—	—	—	(249)
Other, net	57	2	(34)	—	25
Net Cash Provided by Financing Activities	2,073	2	(34)	—	2,041
Cash sweep by parent	945	(1,129)	184	—	—
Net Increase in Cash and Equivalents	126	—	408	—	534
Cash and Equivalents at Beginning of Year	54	—	273	—	327
Cash and Equivalents at End of Year	$180	$—	$681	$—	$861

Year Ended December 31, 2002
Net Cash Provided by Operating Activities from Continuing Operations	$(46)	$1,028	$141	$—	$1,123
Net Cash Used by Discontinued Operations	—	(1)	—	—	(1)
Net Cash Provided by Operating Activities	(46)	1,027	141	—	1,122
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2)	(268)	(5)	—	(275)
Capital expenditures	(6)	(203)	(53)	—	(262)
Proceeds from sale of assets	15	108	10	—	133
Other, net	(5)	11	—	—	6
Net Cash Used by Investing Activities	2	(352)	(48)	—	(398)
Cash Flows from Financing Activities:
Net repayments of commercial paper	(451)	—	—	—	(451)
Dividends paid	(236)	—	—	—	(236)
Other, net	(95)	(58)	4	—	(149)
Net Cash Used by Financing Activities	(782)	(58)	4	—	(836)
Cash sweep by parent	706	(617)	(89)	—	—
Net Decrease in Cash and Equivalents	(120)	—	8	—	(112)
Cash and Equivalents at Beginning of Year	174	—	265	—	439
Cash and Equivalents at End of Year	$54	$—	$273	$—	$327

54    General Dynamics 2004 Annual Report

STATEMENT OF FINANCIAL RESPONSIBILITY

To the Shareholders of General Dynamics Corporation:

The management of General Dynamics Corporation is responsible for the consolidated financial statements and all related financial information contained in this report. The financial statements, which include amounts based on estimates and judgments, have been prepared in accordance with U.S. generally accepted accounting principles applied on a consistent basis.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To General Dynamics Corporation:

We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation (a Delaware corporation) and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of General Dynamics Corporation’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia

March 1, 2005

General Dynamics 2004 Annual Report    55

Supplementary Data (Unaudited)

	2004				2003
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Net sales	$5,190	$4,661	$4,666	$4,661	$4,731	$4,355	$3,896	$3,387
Operating earnings	530	489	487	435	407	349	375	314
Net earnings from continuing operations	331	316	292	264	275	248	241	218
Net earnings from discontinued operations	5	6	8	5	4	14	1	3
Net earnings	336	322	300	269	279	262	242	221
Earnings per share:
Basic*:
Continuing operations	$1.64	$1.58	$1.47	$1.33	$1.39	$1.26	$1.22	$1.09
Discontinued operations	0.03	0.03	0.04	0.03	0.02	0.07	0.01	0.02
Net earnings	1.67	1.61	1.51	1.36	1.41	1.33	1.23	1.11

Diluted*:
Continuing operations	$1.63	$1.57	$1.45	$1.32	$1.38	$1.25	$1.21	$1.09
Discontinued operations	0.03	0.03	0.04	0.02	0.02	0.07	0.01	0.02
Net earnings	1.66	1.60	1.49	1.34	1.40	1.32	1.22	1.11
Market price range:
High	$109.98	$103.20	$100.78	$97.00	$90.80	$87.45	$77.52	$81.80
Low	96.25	93.62	90.27	84.96	77.94	72.20	52.20	50.00
Dividends declared	$0.36	$0.36	$0.36	$0.36	$0.32	$0.32	$0.32	$0.32

Quarterly data are based on a 13-week period.

*	The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods.

56    General Dynamics 2004 Annual Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the company’s disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of General Dynamics Corporation:

The management of General Dynamics Corporation is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on our assessment and on the effectiveness of the company’s internal control over financial reporting. The KPMG report immediately follows this report.

Nicholas D. Chabraja	Michael J. Mancuso
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

General Dynamics 2004 Annual Report    57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To General Dynamics Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that General Dynamics Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that General Dynamics Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by COSO. Also in our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 1, 2005, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

March 1, 2005

58    General Dynamics 2004 Annual Report

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required to be set forth herein, except for the information included under Executive Officers of the Registrant, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Code of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for its 2005 annual shareholders meeting (the Proxy Statement), including Appendix A thereto, which sections are incorporated herein by reference.

Executive Officers of the Registrant

All executive officers of the company are elected annually. No executive officer of the company was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions held for the last five years of the company’s executive officers as of March 4, 2005, were as follows:

Name, Position and Office	Age
John P. Casey – Vice President of the company and President of Electric Boat Corporation since October 2003; Vice President of Electric Boat Corporation, October 1996 – October 2003	49

Nicholas D. Chabraja – Chairman of the Board of Directors of the company and Chief Executive Officer since June 1997; Vice Chairman, December 1996 – May 1997; Executive Vice President, March 1994 – December 1996	62

Gerard J. DeMuro – Executive Vice President and Group Executive, Information Systems and Technology, since October 2003; Vice President, of the company, February 2000 – October 2003; President of General Dynamics C4 Systems, August 2001 – October 2003; President of General Dynamics Communications Systems, September 1999 – August 2001	49

Mark A. Fried – Vice President of the company since October 2001; President of General Dynamics C4 Systems since November 2003; President of General Dynamics Decision Systems, October 2001 – November 2003; Vice President and General Manager of the Integrated Information Systems Group of Motorola, Inc., January 1997 – October 2001	58

Charles M. Hall – Vice President of the company and President of General Dynamics Land Systems since September 1999	53

David K. Heebner – Senior Vice President, Planning and Development, since May 2002; Vice President, Strategic Planning, January 2000 – May 2002	60

Michael J. Mancuso – Senior Vice President and Chief Financial Officer since March 1997; Vice President and Chief Financial Officer, November 1994 – March 1997; Vice President and Controller, May 1994 – November 1994	62

Bryan T. Moss – Executive Vice President and Group Executive, Aerospace, since December 2003; President of Gulfstream Aerospace Corporation since April 2003; Vice President of the company, May 2002 – December 2003; Vice Chairman and Director of Gulfstream Aerospace Corporation, March 1995 – April 2003	65

Walter M. Oliver – Senior Vice President, Human Resources and Administration, since March 2002; Vice President, Human Resources and Administration, January 2001 – March 2002; Senior Vice President, Human Resources, Ameritech Corp., April 1994 – December 2000	59

David A. Savner – Senior Vice President, General Counsel and Secretary since May 1999; Senior Vice President – Law and Secretary, April 1998 – May 1999	60

John W. Schwartz – Vice President and Controller since March 1998	48

Michael W. Toner – Executive Vice President and Group Executive, Marine Systems, since March 2003; Vice President of the company and President of Electric Boat Corporation, January 2000 – March 2003	61

Arthur J. Veitch – Executive Vice President and Group Executive, Combat Systems, since March 2002; Senior Vice President and Group Executive, Combat Systems, September 1999 – March 2002; Vice President of the company and President of General Dynamics Land Systems, February 1997 – September 1999; Vice President of the company and Senior Operating Officer of General Dynamics Land Systems, August 1995 – February 1997	59

Lewis F. Von Thaer – Vice President of the company and President of General Dynamics Advanced Information Systems since March 2005; Senior Vice President, Operations of General Dynamics Advanced Information Systems, November 2003 – March 2005; Vice President of General Dynamics Advanced Information Systems, October 2001 – November 2003; Senior Vice President of General Dynamics Advanced Technology Systems, April 2000 – October 2001	44

General Dynamics 2004 Annual Report    59

ITEM 11. EXECUTIVE COMPENSATION

The information required to be set forth herein is included in the sections entitled “Governance of the Company – Director Compensation” and “Executive Compensation” in the company’s Proxy Statement, which sections are incorporated herein by reference.

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

There is no information required to be set forth herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein is included in the section entitled “Selection of Independent Auditors – Audit and Non-Audit Fees” in the company’s Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.

Consolidated Financial Statements

Consolidated Statement of Earnings

Consolidated Balance Sheet

Consolidated Statement of Cash Flows

Consolidated Statement of Shareholders’ Equity

Notes to Consolidated Financial Statements (A to S)

2.	Financial Statement Schedules

	Schedule	Description	Page

	II	Valuation and Qualifying Accounts	62

All other schedules not listed are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits See Index on pages 62 through 63 of this Annual Report on Form 10-K for the year ended December 31, 2004.

60    General Dynamics 2004 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By:	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller

March 4, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 4, 2005, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ Nicholas D. Chabraja	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
Nicholas D. Chabraja

/s/ Michael J. Mancuso	Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Michael J. Mancuso

/s/ John W. Schwartz	Vice President and Controller (Principal Accounting Officer)
John W. Schwartz

*
James S. Crown	Director

*
Lester Crown	Director

*
William P. Fricks	Director

*
Charles H. Goodman	Director

*
Jay L. Johnson	Director

*
Paul G. Kaminski	Director

*
John M. Keane	Director

*
Lester L. Lyles	Director

*
Carl E. Mundy, Jr.	Director

*
Robert Walmsley	Director

*	By David A. Savner pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit here to and incorporated herein by reference thereto.

/s/ David A. Savner
David A. Savner
Secretary

General Dynamics 2004 Annual Report    61

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	2004	2003	2002
Balance at January 1	$69	$63	$54
Charged to costs and expenses	21	5	7
Deductions from reserves	—	(2)	—
Other adjustments*	9	3	2
Balance at December 31	$99	$69	$63

Allowance and valuation accounts consist of accounts receivable allowance for doubtful accounts and valuation allowance on deferred tax assets. These amounts are deducted from the assets to which they apply.

*	Includes amounts assumed in business combinations and foreign currency translation adjustments.

INDEX TO EXHIBITS - GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission October 7, 2004)

3.2	Amended and Restated By-Laws of the company (as amended effective October 6, 2004) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission October 7, 2004)

4.1	Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.2	First Supplemental Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.3	Second Supplemental Indenture dated as of May 15, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission May 16, 2003)

4.4	Third Supplemental Indenture dated as of August 14, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission August 14, 2003)

10.1*	Employment Agreement between the company and Nicholas D. Chabraja dated June 3, 2004 (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission June 3, 2004)

10.2*	2004 Retirement Agreement between the company and Michael J. Mancuso dated July 12, 2004 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended October 3, 2004, filed with the Commission November 5, 2004)

10.3*	Retirement Benefit Agreement between the company and Michael J. Mancuso dated March 6, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1998, filed with the Commission March 18, 1999)

10.4*	Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1998, filed with the Commission March 18, 1999)

10.5*	General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.6*	Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan**

10.7*	Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan**

10.8*	Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan**

10.9*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.10*	General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

62    General Dynamics 2004 Annual Report

INDEX TO EXHIBITS - GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibit Number	Description
10.11*	General Dynamics Corporation Second Amended and Restated 1997 Incentive Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

10.12*	General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

10.13*	General Dynamics Corporation Supplemental Savings and Stock Investment Plan, as amended and restated effective August 1, 2003 (incorporated herein by reference from the company’s registration statement on Form S-8, filed with the Commission August 13, 2003)

10.14*	Form of Severance Protection Agreement entered into by substantially all executive officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

10.15*	General Dynamics Supplemental Executive Retirement Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.16*	Executive Life Insurance Policy provided by Aetna Life Insurance Company (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.17*	Excess Liability Policy provided by CNA Insurance Company (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.18*	Accidental Death & Dismemberment Policy provided by Lloyd’s, London (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

21	Subsidiaries**

23	Consent of KPMG LLP**

24	Power of Attorney of the Board of Directors**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	2001 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2001, filed with the Commission June 28, 2002)

99.2	2001 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2001, filed with the Commission June 28, 2002)

99.3	2002 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2002, filed with the Commission June 27, 2003)

99.4	2002 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2002, filed with the Commission June 27, 2003)

99.5	2003 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2003, filed with the Commission June 28, 2004)

99.6	2003 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2003, filed with the Commission June 28, 2004)

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.
**	Filed herewith.

General Dynamics 2004 Annual Report    63