Form 10-Q
period 2005-04-03
GENERAL DYNAMICS CORP
filed 2005-05-05
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3671

GENERAL DYNAMICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1673581
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

2941 Fairview Park Drive Suite 100 Falls Church, Virginia	22042-4513
Address of principal executive offices	Zip code

Registrant’s telephone number, including area code
(703) 876-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒    No ☐.

200,375,466 shares of the registrant’s common stock, $1 par value per share, were outstanding at April 30, 2005.

GENERAL DYNAMICS CORPORATION

GENERAL DYNAMICS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	April 3 2005	December 31 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$1,511	$976
Accounts receivable	1,511	1,450
Contracts in process	3,052	2,890
Inventories	1,210	1,195
Assets of discontinued operations	14	412
Other current assets	422	408

Total Current Assets	7,720	7,331

Noncurrent Assets:
Property, plant and equipment, net	2,120	2,153
Intangible assets, net	930	948
Goodwill	6,460	6,429
Other assets	675	683

Total Noncurrent Assets	10,185	10,213

	$17,905	$17,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$7	$6
Accounts payable	1,446	1,505
Liabilities of discontinued operations	26	101
Other current liabilities	4,104	3,766

Total Current Liabilities	5,583	5,378

Noncurrent Liabilities:
Long-term debt	3,290	3,291
Other liabilities	1,636	1,686
Commitments and contingencies (See Note L)	—	—

Total Noncurrent Liabilities	4,926	4,977

Shareholders’ Equity:
Common stock, including surplus	1,056	998
Retained earnings	7,402	7,146
Treasury stock	(1,277)	(1,206)
Accumulated other comprehensive income	215	251

Total Shareholders’ Equity	7,396	7,189

	$17,905	$17,544

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended
	April 3 2005	April 4 2004
Net Sales	$4,819	$4,646
Operating costs and expenses	4,371	4,210

Operating Earnings	448	436
Interest expense, net	(34)	(39)
Other expense, net	(1)	—

Earnings from Continuing Operations before Income Taxes	413	397
Provision for income taxes, net	69	132

Earnings from Continuing Operations	$344	$265

Discontinued operations, net of tax	(8)	4

Net Earnings	$336	$269

Earnings per Share - Basic
Continuing operations	$1.72	$1.34
Discontinued operations	(0.04)	0.02

Net Earnings	$1.68	$1.36

Earnings per Share - Diluted
Continuing operations	$1.70	$1.32
Discontinued operations	(0.04)	0.02

Net Earnings	$1.66	$1.34

Dividends Per Share	$0.40	$0.36

Supplemental Information:
General and administrative expenses included in operating costs and expenses	$313	$289

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Three Months Ended
	April 3 2005	April 4 2004
Cash Flows from Operating Activities:
Earnings from Continuing Operations	$344	$265
Adjustments to reconcile Earnings from Continuing Operations to net cash provided by operating activities –
Depreciation, depletion and amortization of property, plant and equipment	61	53
Amortization of intangible assets	26	22
Deferred income tax provision	12	104
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(61)	(140)
Contracts in process	(134)	(13)
Inventories	(15)	(109)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(54)	50
Customer deposits	59	105
Billings in excess of costs and estimated profits	208	55
Other current liabilities	(43)	10
Other, net	(43)	(80)

Net Cash Provided by Operating Activities from Continuing Operations	360	322

Net Cash (Used) Provided by Discontinued Operations	(2)	4

Net Cash Provided by Operating Activities	358	326

Cash Flows from Investing Activities:
Proceeds from sale of assets	373	—
Capital expenditures	(41)	(53)
Business acquisitions, net of cash acquired	(37)	(31)
Other, net	2	16

Net Cash Provided (Used) by Investing Activities	297	(68)

Cash Flows from Financing Activities:
Purchases of common stock	(100)	—
Dividends paid	(72)	(63)
Net repayments of commercial paper	—	(183)
Net repayments of other debt	—	(3)
Other, net	52	(3)

Net Cash Used by Financing Activities	(120)	(252)

Net Increase in Cash and Equivalents	535	6
Cash and Equivalents at Beginning of Period	976	861

Cash and Equivalents at End of Period	$1,511	$867

Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$33	$11
Interest	$35	$38

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

(A) Basis of Preparation

The term “company” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three-month period ended April 3, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods ended April 3, 2005, and April 4, 2004. In 2004 and 2005, General Dynamics sold certain non-core businesses, as discussed in Note C. The financial statements have been restated to reflect the results of operations of these businesses in discontinued operations. Additionally, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

(B) Intangible Assets and Goodwill

Intangible assets consisted of the following:

	April 3, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangible assets	$994	$(225)	$769	$987	$(207)	$780
Other intangible assets	299	(138)	161	298	(130)	168

	$1,293	$(363)	$930	$1,285	$(337)	$948

The company amortizes contract and program intangible assets on a straight-line basis over 5 to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over 3 to 21 years.

Amortization expense was $26 for the three-month period ended April 3, 2005, and $22 for the three-month period ended April 4, 2004. The company expects to record annual amortization expense over the next five years as follows:

2006	$93
2007	$92
2008	$87
2009	$83
2010	$78

The changes in the carrying amount of goodwill by business group for the three-months ended April 3, 2005, were as follows:

	December 31 2004	Acquisitions (a)	Other (b)	April 3 2005
Information Systems and Technology	$3,905	$49	$(1)	$3,953
Combat Systems	1,982	9	(28)	1,963
Marine Systems	193	—	—	193
Aerospace	348	2	—	350
Resources	1	—	—	1

	$6,429	$60	$(29)	$6,460

(a)	Includes adjustments to preliminary assignment of fair value to net assets previously acquired.
(b)	Consists of adjustments for currency translation.

(C) Discontinued Operations

In 2004, General Dynamics reviewed its businesses to identify operations that were not core to the company and could be divested. As a result, the company completed the sale of two businesses in the third quarter of 2004 and recognized an after-tax loss of $2. In the Information Systems and Technology group, the company sold its business specializing in the development of software products and customized solutions for the automotive and airline industry. In the Combat Systems group, the company sold its business specializing in the design and manufacture of electrical equipment for specialty vehicles.

Also in 2004, the company entered into definitive agreements to sell two additional businesses. In Information Systems and Technology, the company entered into an agreement to sell its aeronautical research and development business. In Combat Systems, the company entered into an agreement to sell its propulsion systems business. These transactions closed in the first quarter of 2005. In addition to the 2004 activity, the company sold two more businesses in the first quarter of 2005. These included the facilities research and development business and the airborne electronics systems business in the Information Systems and Technology group. The company recognized an after-tax loss of $9 from the sale of these businesses in discontinued operations in the first quarter of 2005. The company received combined proceeds from these transactions of $370 during the quarter.

The financial statements for all periods have been restated to present the results of operations of these businesses in discontinued operations.

The summary of operating results from discontinued operations follows:

Three Months Ended	April 3 2005	April 4 2004
Net sales	$46	$114
Operating expenses	44	108

Operating earnings	2	6
Gain on disposal	32	—

Earnings before taxes	34	6
Tax provision	(42)	(2)

Earnings (loss) from discontinued operations	$(8)	$4

Assets and liabilities of discontinued operations consisted of the following:

	April 3 2005	December 31 2004
Accounts receivable	$—	$35
Contracts in process	—	72
Property, plant and equipment, net	—	40
Intangible assets, net	—	74
Goodwill	—	148
Other assets	14	43

Assets of discontinued operations	$14	$412

Accounts payable	—	16
Other liabilities	26	85

Liabilities of discontinued operations	$26	$101

(D) Equity Compensation Plans

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

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, General Dynamics’ net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

Three Months Ended	April 3 2005	April 4 2004
Net earnings, as reported	$336	$269
Add: Stock-based compensation expense included in reported net earnings, net of tax*	8	8
Deduct: Total fair value-based compensation expense, net of tax	(17)	(14)

Pro forma	$327	$263
Net earnings per share - basic:
As reported	$1.68	$1.36
Pro forma	$1.63	$1.33
Net earnings per share - diluted:
As reported	$1.66	$1.34
Pro forma	$1.62	$1.31

*	Represents restricted stock grants under the company’s Executive Compensation Plan and 1997 Incentive Compensation Plan.

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

(E) Comprehensive Income

Comprehensive income consisted of the following:

Three Months Ended	April 3 2005	April 4 2004
Net earnings	$336	$269
Foreign currency translation adjustments	(28)	20
Fair value adjustments on cash flow hedges	(10)	12
Other	2	(1)

Comprehensive income	$300	$300

(F) Earnings Per Share

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 3 2005	April 4 2004
Basic weighted average shares outstanding	200,558	198,439
Assumed exercise of stock options	1,430	1,723
Contingently issuable shares	36	141

Diluted weighted average shares outstanding	202,024	200,303

(G) Contracts in Process

Contracts in process represent costs and accrued profit related to defense contracts and programs and consisted of the following:

	April 3 2005	December 31 2004
Contract costs and estimated profits	$20,853	$21,191
Other contract costs	786	788

	21,639	21,979
Less advances and progress payments	18,587	19,089

	$3,052	$2,890

Contract costs consist primarily of production costs and related overhead, such as general and administrative expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $40 as of April 3, 2005, and $37 as of December 31, 2004. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

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

(H) Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	April 3 2005	December 31 2004
Work in process	$673	$648
Raw materials	414	392
Pre-owned aircraft	85	119
Other*	38	36

	$1,210	$1,195

*	Consists primarily of coal and aggregates.

(I) Debt

Debt consisted of the following:

	Maturity Dates	Interest Rates	April 3 2005	December 31 2004
Fixed-rate notes	2006-2015	2.125%-5.375%	$3,095	$3,095
Senior notes	2008	6.32%	150	150
Term debt	2008	7.50%	35	35
Other	Various	Various	17	17

			3,297	3,297
Less current portion			7	6

			$3,290	$3,291

As of April 3, 2005, General Dynamics had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. The offer and sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes consist of the following:

•	$500 aggregate principal amount of 2.125 percent notes maturing in 2006;

•	$500 aggregate principal amount of 3.000 percent notes maturing in 2008;

•	$700 aggregate principal amount of 4.500 percent notes maturing in 2010;

•	$1 billion aggregate principal amount of 4.250 percent notes maturing in 2013; and

•	$400 aggregate principal amount of 5.375 percent notes maturing in 2015.

The fixed-rate notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus accrued but unpaid interest and any applicable make-whole amounts. See Note O for condensed consolidating financial statements.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of General Dynamics’ Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of April 3, 2005, the fair value of this currency swap was a $36 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. Annual sinking fund payments of $5 are required in December 2005 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

As of April 3, 2005, other debt consisted primarily of two capital lease arrangements totaling $9.

As of April 3, 2005, the company had no commercial paper outstanding but maintains the ability to access the market. The company has $2 billion in bank credit facilities that provide backup liquidity to the commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2006 and a $1 billion multiyear facility expiring in July 2009. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities of approximately $659.

The company’s financing arrangements contain a number of customary covenants and restrictions. In particular, the company’s bank credit facilities include a minimum net worth threshold, which the company exceeds by a margin in excess of $2 billion. The company was in compliance with all material covenants as of April 3, 2005.

(J) Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	April 3 2005	December 31 2004
Billings in excess of costs and estimated profits	$1,211	$1,003
Customer deposits on commercial contracts	697	653
Workers’ compensation	439	432
Salaries and wages	352	365
Retirement benefits	362	355
Other	1,043	958

Other current liabilities	$4,104	$3,766

Deferred U.S. federal income taxes	$682	$640
Retirement benefits	340	342
Customer deposits on commercial contracts	115	100
Accrued costs of disposed businesses	46	48
Other	453	556

Other liabilities	$1,636	$1,686

(K) Income Taxes

The company had a net deferred tax liability of $447 at April 3, 2005, and $432 at December 31, 2004. The current portion of the net deferred taxes was an asset of $236 at April 3, 2005, and $217 at December 31, 2004, and is included in other current assets on the Consolidated Balance Sheet.

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to this suit on June 23, 2004. The company anticipates that years 1999 to 2002 will be added to this suit. The suit seeks recovery of refund claims that were disallowed by the IRS at the administrative level. If the court awards a full recovery to the company, the refund could exceed $100, including after-tax interest. The company expects the litigation to take several years to resolve and has recognized no income from this matter.

In the first quarter of 2005, the company and the IRS reached agreement on the examination of the company’s income tax returns for 1999 through 2002. As a result of the resolution of the 1999-2002 audit cycle, the company reassessed its tax contingencies during the quarter and recognized a non-cash benefit of $66, or $.33 per share.

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

On July 1, 1999, the U.S. Appeals court for the Federal Circuit (the appeals court) remanded the case to the trial court for determination of whether the government’s default termination was justified. On August 31, 2001, following the trial on remand, the trial court upheld the default termination of the A-12 contract. In its opinion, the trial court rejected all of the government’s arguments to sustain the default termination except for the government’s schedule arguments, as to which the trial court held that the schedule the government unilaterally imposed was reasonable and enforceable, and that the government had not waived that schedule. On the sole ground that the contractors were not going to deliver the first aircraft on the date provided in the unilateral schedule, the trial court upheld the default termination and entered judgment for the government.

On January 9, 2003, the company’s appeal was argued before a three-judge panel of the appeals court. On March 17, 2003, the appeals court vacated the trial court’s judgment and remanded the case to the trial court for further proceedings. The appeals court found that the trial court had misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the appeals court held that in order to uphold a termination for default the trial court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. The company does not believe the evidence supports such a determination. Pursuant to the direction of the appeals court, the trial court held further proceedings on June 29 and 30, 2004. The matter is pending before the trial court for decision.

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at April 3, 2005. This would result in a liability for the company of approximately $1.3 billion pretax, or approximately $700 after-tax, to be taken as a charge against discontinued operations. The company believes it has sufficient resources to pay such an obligation if required.

Final Analysis. On May 28, 2003, Final Analysis Communication Systems, Inc. (FACS), a Maryland corporation, served the company with a complaint it filed on January 30, 2003, in the U.S. District Court for the District of Maryland. On October 14, 2004, FACS filed a second amended complaint alleging that the company breached contracts among the company, FACS and FACS’ then-corporate parent, Final Analysis, Inc. (FAI), a Maryland corporation. FAI is currently a debtor in the Bankruptcy Court for the District of Maryland. FACS also alleged tort claims for fraud, tortious interference with contractual and business relations, fraudulent inducement, negligent misrepresentation and a claim for breach of warranty, but on April 4, 2005, the District Court granted the company’s motion for summary judgment on all such FACS claims. The second amended complaint alleges monetary damages in excess of $500, plus punitive damages. The company has denied liability to FACS and asserts counterclaims. A trial date is set for July 19, 2005. The company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

Glen Cove. On August 8, 2003, one of the company’s subsidiaries received a grand jury subpoena issued by the U.S. Attorney’s Office for the Eastern District of New York relating to its Glen Cove, New York, operations for the period from January 1, 2000, to August 8, 2003. The company acquired these operations in June, 2002. The company conducted an internal investigation of the Glen Cove operations through outside counsel and intends to fully cooperate with the government. As a result of its investigation, management made changes to the Glen Cove operations and subsequently closed all of its operations. While the government investigation will continue for some time, the company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

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

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.5 billion at April 3, 2005. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

On June 5, 2001, General Dynamics acquired substantially all of the assets of Galaxy Aerospace Company LP. Pursuant to the purchase agreement, the selling parties may receive additional payments, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets.

As of April 3, 2005, in connection with orders for 21 Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (both Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2006 and totaled $384 as of April 3, 2005, versus $301 at December 31, 2004. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

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

The changes in the carrying amount of warranty liabilities for the three-month periods ended April 3, 2005, and April 4, 2004, were as follows:

Three Months Ended	April 3 2005	April 4 2004
Beginning balance	$199	$181
Warranty expense	7	16
Payments	(14)	(8)
Adjustments*	(3)	—

Ending balance	$189	$189

*	Represents foreign exchange translation adjustments.

(M) Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits to certain eligible employees.

Net periodic pension and other post-retirement benefit costs for the three-month periods ended April 3, 2005, and April 4, 2004, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 3 2005	April 4 2004	April 3 2005	April 4 2004
Service cost	$62	$55	$4	$4
Interest cost	100	100	17	18
Expected return on plan assets	(135)	(133)	(7)	(7)
Recognized net actuarial loss	1	1	3	3
Amortization of unrecognized transition obligation	—	—	1	2
Amortization of prior service cost	(1)	8	(1)	(1)

Net periodic cost	$27	$31	$17	$19

Pension Benefits. General Dynamics’ contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government plans. The amount contributed to certain plans, charged to contracts and included in net sales has exceeded the net periodic pension cost as determined under Statement of Financial Accounting Standards No. 87, Employers’ Accounting for Pensions. The company has deferred recognition of earnings resulting from this difference to provide a better matching of revenues and expenses. Similarly, pension settlements and curtailments under the government plans have also been deferred. These deferrals have been classified against the prepaid pension cost related to these plans.

Other Post-retirement Benefits. The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to a Voluntary Employees’ Beneficiary Association trust and, for non-funded plans, recovery of claims paid. The net periodic post-retirement benefit cost exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process until such time that the cost is allocable to contracts.

The company adopted Financial Accounting Standards Board Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (which superseded FSP No. FAS 106-1) effective December 31, 2004. This FSP provides guidance on the accounting for the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effects of these provisions resulted in a reduction of $65 in the company’s accumulated post-retirement obligation for benefits attributed to past service as of December 31, 2004, and an expected reduction of $8 in the company’s 2005 net periodic post-retirement benefit cost. The federal government will begin making the subsidy payments to employers in 2006.

(N) Business Group Information

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

Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	April 3 2005	April 4 2004	April 3 2005	April 4 2004
Information Systems and Technology	$1,752	$1,643	$197	$169
Combat Systems	1,057	1,070	104	112
Marine Systems	1,210	1,280	49	98
Aerospace	753	606	101	66
Resources (a)	47	47	(3)	(9)
	$4,819	$4,646	$448	$436

	Identifiable Assets
	April 3 2005	December 31 2004
Information Systems and Technology	$6,652	$6,576
Combat Systems	4,900	4,818
Marine Systems	2,185	2,092
Aerospace	2,630	2,612
Resources (a)	235	270
Corporate (b)	1,303	1,176
	$17,905	$17,544

(a)	Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.

(b)	Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

(O) Condensed Consolidating Financial Statements

The fixed-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of April 3, 2005, and December 31, 2004, for the balance sheet, as well as the statements of earnings and cash flows for the three-month periods ended April 3, 2005, and April 4, 2004.

Condensed Consolidating Statement of Earnings

Three Months Ended April 3, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$4,248	$571	$—	$4,819
Cost of sales	(1)	3,576	483	—	4,058
General and administrative expenses	—	272	41	—	313
Operating Earnings	1	400	47	—	448
Interest expense	(31)	(2)	(5)	—	(38)
Interest income	2	—	2	—	4
Other expense, net	3	(5)	1	—	(1)
Earnings from Continuing Operations before Income Taxes	(25)	393	48	—	413
Provision for income taxes	(87)	138	18	—	69
Discontinued operations, net of tax	—	(8)	—	—	(8)
Equity in net earnings of subsidiaries	274	—	—	(274)	—
Net Earnings	$336	$247	$27	$(274)	$336

Three Months Ended April 4, 2004
Net Sales	$—	$3,803	$843	$—	$4,646
Cost of sales	3	3,210	708	—	3,921
General and administrative expenses	—	232	57	—	289
Operating Earnings	(3)	361	78	—	436
Interest expense	(35)	(1)	(4)	—	(40)
Interest income	—	—	1	—	1
Other expense, net	(13)	2	11	—	—
Earnings from Continuing Operations before Income Taxes	(51)	362	86	—	397
Provision for income taxes	(30)	134	28	—	132
Discontinued operations, net of tax	—	4	—	—	4
Equity in net earnings of subsidiaries	290	—	—	(290)	—
Net Earnings	$269	$232	$58	$(290)	$269

Condensed Consolidating Balance Sheet

April 3, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$889	$—	$622	$—	$1,511
Accounts receivable	2	1,191	318	—	1,511
Contracts in process	95	2,427	530	—	3,052
Inventories
Work in process	—	647	26	—	673
Raw materials	—	393	21	—	414
Pre-owned aircraft	—	85	—	—	85
Other	—	38	—	—	38
Assets of discontinued operations	—	14	—	—	14
Other current assets	122	123	177	—	422

Total Current Assets	1,108	4,918	1,694	—	7,720

Noncurrent Assets:
Property, plant and equipment	138	3,523	498	—	4,159
Accumulated depreciation, depletion & amortization of PP&E	(24)	(1,786)	(229)	—	(2,039)
Intangible assets and goodwill	—	6,289	1,464	—	7,753
Accumulated amortization of intangible assets	—	(316)	(47)	—	(363)
Other assets	56	507	112	—	675
Investment in subsidiaries	14,737	—	—	(14,737)	—

Total Noncurrent Assets	14,907	8,217	1,798	(14,737)	10,185

	$16,015	$13,135	$3,492	$(14,737)	$17,905

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$7	$—	$—	$7
Liabilities of discontinued operations	—	26	—	—	26
Other current liabilities	345	3,715	1,490	—	5,550

Total Current Liabilities	345	3,748	1,490	—	5,583

Noncurrent Liabilities:
Long-term debt	3,095	37	158	—	3,290
Other liabilities	252	1,181	203	—	1,636

Total Noncurrent Liabilities	3,347	1,218	361	—	4,926

Shareholders’ Equity:
Common stock, including surplus	1,056	6,153	1,132	(7,285)	1,056
Other shareholders’ equity	11,267	2,016	509	(7,452)	6,340

Total Shareholders’ Equity	12,323	8,169	1,641	(14,737)	7,396

	$16,015	$13,135	$3,492	$(14,737)	$17,905

Condensed Consolidating Balance Sheet

December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$423	$—	$553	$—	$976
Accounts receivable	2	1,075	373	—	1,450
Contracts in process	63	2,157	670	—	2,890
Inventories
Work in process	—	620	28	—	648
Raw materials	—	376	16	—	392
Pre-owned aircraft	—	119	—	—	119
Other	—	35	1	—	36
Assets of discontinued operations	—	412	—	—	412
Other current assets	129	50	229	—	408

Total Current Assets	617	4,844	1,870	—	7,331

Noncurrent Assets:
Property, plant and equipment	134	3,314	719	—	4,167
Accumulated depreciation, depletion & amortization of PP&E	(22)	(1,714)	(278)	—	(2,014)
Intangible assets and goodwill	—	5,468	2,246	—	7,714
Accumulated amortization of intangible assets	—	(274)	(63)	—	(337)
Other assets	32	543	108	—	683
Investment in subsidiaries	13,448	—	—	(13,448)	—

Total Noncurrent Assets	13,592	7,337	2,732	(13,448)	10,213

	$14,209	$12,181	$4,602	$(13,448)	$17,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$—	$—	$6
Liabilities of discontinued operations	—	101	—	—	101
Other current liabilities	201	3,443	1,627	—	5,271

Total Current Liabilities	201	3,550	1,627	—	5,378

Noncurrent Liabilities:
Long-term debt	3,095	38	158	—	3,291
Other liabilities	320	1,093	273	—	1,686

Total Noncurrent Liabilities	3,415	1,131	431	—	4,977

Shareholders’ Equity:
Common stock, including surplus	998	5,247	1,925	(7,172)	998
Other shareholders’ equity	9,595	2,253	619	(6,276)	6,191

Total Shareholders’ Equity	10,593	7,500	2,544	(13,448)	7,189

	$14,209	$12,181	$4,602	$(13,448)	$17,544

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 3, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities from Continuing Operations	$(47)	$409	$(2)	$—	$360
Net Cash Used by Discontinued Operations	—	(2)	—	—	(2)

Net Cash Provided by Operating Activities	(47)	407	(2)	—	358

Cash Flows from Investing Activities:
Proceeds from sale of assets	—	373	—	—	373
Other, net	(2)	(67)	(7)	—	(76)

Net Cash Provided by Investing Activities	(2)	306	(7)	—	297

Cash Flows from Financing Activities:
Purchases of common stock	(100)	—	—	—	(100)
Other, net	(20)	—	—	—	(20)

Net Cash Used by Financing Activities	(120)	—	—	—	(120)

Cash sweep by parent	635	(713)	78	—	—

Net Increase in Cash and Equivalents	466	—	69	—	535
Cash and Equivalents at Beginning of Period	423	—	553	—	976

Cash and Equivalents at End of Period	$889	$—	$622	$—	$1,511

Three Months Ended April 4, 2004
Net Cash Provided by Operating Activities from Continuing Operations	$(96)	$411	$7	$—	$322
Net Cash Provided by Discontinued Operations	—	4	—	—	4

Net Cash Provided by Operating Activities	(96)	415	7	—	326

Net Cash Used by Investing Activities	(10)	(59)	1	—	(68)

Cash Flows from Financing Activities:
Net repayments of commercial paper	(183)	—	—	—	(183)
Other, net	(115)	—	46	—	(69)

Net Cash Used by Financing Activities	(298)	—	46	—	(252)

Cash sweep by parent	369	(356)	(13)	—	—

Net Increase in Cash and Equivalents	(35)	—	41	—	6
Cash and Equivalents at Beginning of Period	180	—	681	—	861

Cash and Equivalents at End of Period	$145	$—	$722	$—	$867

GENERAL DYNAMICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

April 3, 2005

(Dollars in millions, except per share amounts)

Business Overview

General Dynamics designs, develops, manufactures and supports leading-edge technology products and services for mission-critical information systems and technologies; land and expeditionary combat vehicles, armaments and munitions; shipbuilding and marine systems; and business aviation. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations and a diverse base of corporate and industrial buyers. It operates through four primary business groups – Information Systems and Technology, Combat Systems, Marine Systems and Aerospace – and a small Resources group. The following discussion should be read in conjunction with the company’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited Consolidated Financial Statements included herein.

Results of Operations

Consolidated Overview

General Dynamics’ net sales for the first quarter of 2005 increased 4 percent over the first quarter of 2004 to $4.8 billion. This increase is attributable largely to strong sales growth in the Aerospace group. Volume in the company’s defense businesses was up slightly as solid growth in the Information Systems and Technology group was offset by slightly lower activity in the Combat Systems group and declining volume in the Marine Systems group.

Operating earnings were $448 in the first quarter of 2005, up 3 percent compared with the same period in 2004. Improved performance in Information Systems and Technology and Aerospace resulted in strong earnings growth in these groups. However, lower volume and commercial shipbuilding losses in the Marine Systems group offset most of this increase. The company’s operating margins for the first quarter of 2005 were consistent with the margins experienced in the first quarter of 2004. General and administrative expenses as a percentage of net sales increased slightly to 6.5 percent in the first quarter of 2005 from 6.2 percent in the same period in 2004.

General Dynamics continued to generate strong cash flow from operations in the first quarter of 2005. Net cash provided by operating activities was $358, compared with $326 in the first quarter of 2004, each in excess of net earnings for the respective period. The company used its cash to fund acquisitions and capital expenditures, repurchase its common stock and pay dividends.

The company’s effective tax rate for the first quarter of 2005 was 16.7 percent compared with 33.2 percent for the first quarter of 2004. The company’s effective tax rate for the first three months of 2005 was impacted favorably by the resolution of the 1999-2002 federal audit cycle during the first quarter, which resulted in a $66, or $.33 per share, non-cash benefit. The company currently expects the effective tax rate for the full year, excluding the effect of any such tax adjustments, to be consistent with the 2004 rate. For additional discussion of tax matters, as well as a discussion of the net deferred tax liability, see Note K to the unaudited Consolidated Financial Statements.

In 2004, the company reviewed its businesses to identify operations that were not core to the company and could be divested. In connection with this process, the company completed the sales of several small businesses in the first quarter of 2005. The company’s reported net sales exclude the revenues associated with these businesses. The company received $370 in cash in the first quarter of 2005 from the sale of these businesses and recognized an after-tax loss of $8 in discontinued operations in the quarter related to the divestiture activities. For additional discussion of these divestiture activities, see Note C to the unaudited Consolidated Financial Statements.

The company’s total backlog grew to $44.7 billion at the end of the first quarter of 2005 compared with $42 billion at year-end 2004. The funded backlog increased by $2.7 billion in the first quarter of 2005 to $30.9 billion. All of the company’s business groups experienced significant order activity during the first quarter of 2005, leading to the solid backlog growth. The total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts, which may be realized over the next 10 years, was approximately $5.8 billion as of April 3, 2005.

Information Systems and Technology

Three Months Ended	April 3 2005	April 4 2004	Variance
Net sales	$1,752	$1,643	$109	7%
Operating earnings	197	169	28	17%
Operating margin	11.2%	10.3%

The Information Systems and Technology group demonstrated continued solid performance in the first quarter of 2005 with a sharp increase in earnings over 2004 on moderate sales growth. Volume from businesses acquired in the second half of 2004 and increasing sales of communications products were partially offset by a drop in network and information technology services. The group’s operating earnings increased at more than double the rate of sales growth in the first quarter of 2005, resulting in significantly improved operating margins. The improved earnings resulted from a more favorable product mix and the group’s continued focus on program execution and the successful integration of recently acquired businesses. The company expects the Information Systems and Technology group’s operating margins for the full-year to remain in the low-double-digit range with moderate sales growth, though margins may fluctuate from quarter to quarter based on the timing and mix of customer deliveries.

On April 1, 2005, the company acquired MAYA Viz Ltd., of Pittsburgh, Pennsylvania. MAYA Viz provides enhanced visualization and collaboration technologies that support real-time decision-making.

Combat Systems

Three Months Ended	April 3 2005	April 4 2004	Variance
Net sales	$1,057	$1,070	$(13)	-1%
Operating earnings	104	112	(8)	-7%
Operating margin	9.8%	10.5%

Net sales in the Combat Systems group for the first quarter of 2005 were essentially unchanged compared with the same period in 2004. Volume continued to increase in the group’s armaments and munitions businesses, particularly in the areas of large caliber munitions replenishment and reactive armor programs. However, sales decreased on some of the group’s combat vehicle production programs. This decline was due to the timing of customer requirements, primarily the group’s international customers, and the restructuring of program content on some of the group’s contracts. The U.S. Army has realigned the Future Combat Systems (FCS) program to expedite delivery of newly developed technologies to existing forces. This process resulted in delays in FCS platform activity during the quarter.

The group’s operating earnings decreased in the first three months of 2005 from the first quarter of 2004 due to a shift in product mix across the group, particularly in the armaments and munitions and European combat vehicle businesses. For the full-year 2005, the company expects the Combat Systems group’s performance to improve on significant revenue growth, particularly in the second half of the year. The company expects that the full-year operating margins will be consistent with the average margins experienced in 2004.

Marine Systems

Three Months Ended	April 3 2005	April 4 2004	Variance
Net sales	$1,210	$1,280	$(70)	-5%
Operating earnings	49	98	(49)	-50%
Operating margin	4.0%	7.7%

The Marine Systems group’s net sales decreased slightly in the first quarter of 2005 compared with the same period in 2004. Volume was down on engineering and repair contracts relative to the unusually high level of activity experienced in the first quarter of 2004. In addition, volume decreased on some of the group’s mature production programs while activity increased on several early-stage production and development contracts, including the Virginia-class submarine program and the T-AKE combat logistics ships.

Operating earnings were down significantly in the first quarter of 2005 versus the first quarter of 2004 due to the decrease in volume and losses recorded on the company’s contract to build four double-hull oil tankers. During the first quarter of 2005, the company experienced schedule delays on the tanker contract caused primarily by adverse weather conditions at the shipyard. Severe weather during the first quarter caused significant labor inefficiencies in the construction of the third ship under contract. This impact was exacerbated when a crane suffered weather-related damage, causing delays in the delivery of steel to the yard. These conditions caused labor and material cost growth, resulting in an additional loss of $19 on the program. The second ship was delivered during the quarter, and the third and fourth ships are scheduled to be delivered in the third quarter of 2005 and 2006, respectively. Management continues to monitor closely the estimates to complete the program in order to mitigate the risk that will remain until the final ship is delivered in 2006.

The Marine Systems group’s operating margins were depressed in the first quarter of 2005 by the commercial shipbuilding losses discussed above, a loss incurred on a submarine overhaul contract and an adverse currency exchange fluctuation on international procurement commitments, which were largely satisfied as of the end of the quarter. The company expects the group’s full-year operating margins to improve slightly over time based on the group’s strong backlog, assuming no further deterioration in the commercial tanker program.

Aerospace

Three Months Ended	April 3 2005	April 4 2004	Variance
Net sales	$753	$606	$147	24%
Operating earnings	101	66	35	53%
Operating margin	13.4%	10.9%
Aircraft deliveries (in units):
Green	20	17
Completion	15	12

The Aerospace group’s net sales and operating earnings improved significantly in the first quarter of 2005 over the same period in 2004. The increase in net sales resulted from a higher number of aircraft deliveries, both green and completion, and a rise in pre-owned aircraft sales. Despite a less favorable mix of green deliveries in the quarter, the group experienced considerable improvement in operating earnings and margins in the first three months of 2005 over the first quarter of 2004. This growth was due to higher aircraft deliveries, improving market conditions and the continued effects of the group’s disciplined approach to cost containment. In addition, sales of pre-owned aircraft resulted in positive earnings for the third consecutive quarter. These factors led to growth in operating earnings at more than double the rate of sales growth.

With the remainder of the 2005 delivery schedule essentially sold out, the company expects the group’s delivery mix to improve throughout the year, resulting in a gradual increase in margins in 2005. In addition, improved pricing in the group’s orders beginning in the second half of 2004 is expected to begin to impact favorably the group’s margins in the latter part of 2005. (See Notes H and L to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Resources

Three Months Ended	April 3 2005	April 4 2004	Variance
Net sales	$47	$47	$ —	0%
Operating earnings	(3)	(9)	6	67%

The Resources group’s net sales were unchanged for the first three months of 2005, compared with the same period in 2004. The group’s operating loss decreased in the first quarter of 2005 compared with the first quarter of 2004. Operating earnings in the first quarter of 2005 were impacted by favorable adjustments to certain of the group’s coal-related liabilities based on updated actuarial information.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the first quarter of 2005 and fourth quarter of 2004:

April 3, 2005	Funded	Unfunded	Total Backlog	IDIQ Contract Value	Total Estimated Contract Value
Information Systems and Technology	$7,466	$2,598	$10,064	$5,723	$15,787
Combat Systems	8,060	2,099	10,159	89	10,248
Marine Systems	10,396	6,849	17,245	—	17,245
Aerospace	4,725	2,209	6,934	—	6,934
Resources	228	58	286	—	286

Total	$30,875	$13,813	$44,688	$5,812	$50,500

December 31, 2004
Information Systems and Technology	$7,071	$2,276	$9,347	$6,301	$15,648
Combat Systems	6,398	2,318	8,716	97	8,813
Marine Systems	9,899	6,943	16,842	—	16,842
Aerospace	4,652	2,192	6,844	—	6,844
Resources	200	58	258	—	258

Total	$28,220	$13,787	$42,007	$6,398	$48,405

Defense Businesses

The total backlog for the company’s defense businesses represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are also approved and funded by their governments. The unfunded backlog represents firm orders for which funding has not been appropriated. The backlog does not include work awarded under IDIQ contracts. IDIQ contract value represents management’s estimate of the future contract value under existing indefinite delivery, indefinite quantity contracts. Because the value in these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, these contracts are recognized in the backlog only when funded. In the first quarter of 2005, approximately $600 of this value was converted to backlog as customers funded delivery orders.

The company received several notable contract awards during the first quarter of 2005, including the following:

The company is a member of the team that was selected by the United Kingdom’s Ministry of Defense for the first increment of the Defense Information Infrastructure (Future) program. The program calls for consolidation of numerous existing information networks into a single infrastructure and is a key component of the United Kingdom’s future military strategy. The company’s subcontract is worth approximately $230 with options valued at an additional $280.

The Navy awarded the Information Systems and Technology group a contract to provide system integration and design agent services for the Open Architecture Track Manager. The track manager is an improved component within combat systems that receives and translates information to create an integrated picture of the locations and paths of aircraft, ships and submarines in the battle space. The contract has a potential value of approximately $100.

The Combat Systems group received orders from the Army valued at approximately $1 billion under the Stryker wheeled combat vehicle program. These awards included 423 vehicles to equip the fifth Stryker Brigade, as well as add-on armor sets and engineering services. Since the end of the first quarter, the Combat Systems group also received an order worth approximately $140 for 99 Stryker vehicles to meet additional Army requirements.

The Combat Systems group finalized a contract with the Government of Portugal to produce 260 Pandur II armored combat vehicles. The contract is valued at approximately $480, and deliveries are scheduled to begin in 2006 and continue through 2009.

The Combat Systems group was awarded a $161 modification to a contract to upgrade 129 M1A2 Abrams tanks to the M1A2 System Enhancement Program (SEP) configuration. Through this program, the company retrofits M1A2 tanks with an enhanced electronics package that is designed to improve the tank’s effectiveness.

In the Marine Systems group, the Navy exercised two options worth approximately $590 for the seventh and eighth ships in the T-AKE program, a new class of combat logistics ships, bringing the total contract value to $2.5 billion. The contract includes options for four additional ships.

The Navy awarded the Marine Systems group approximately $560 in funding to construct the final Arleigh Burke-class DDG destroyer. The ship is scheduled to be delivered in 2010.

Aerospace

The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

The group experienced strong order activity in the first quarter of 2005 amid improving market conditions, as backlog increased for the third consecutive quarter. A significant portion of the Aerospace backlog is with an unaffiliated customer, NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of the end of the first quarter of 2005, backlog with NetJets for all aircraft types represented 39 percent of the Aerospace funded backlog and 90 percent of the Aerospace unfunded backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the first quarter of 2005. Net cash provided by operating activities was $358 for the three-month period ended April 3, 2005, compared with $326 in the same period in 2004. Net earnings was the primary driver of the company’s strong cash flows from operations in both the first quarter of 2005 and 2004.

Free cash flow from operations for the first quarter of 2005 was $317 versus $273 for the same period in 2004. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Three Months Ended	April 3 2005	April 4 2004
Net cash provided by operating activities	$358	$ 326
Capital expenditures	(41)	(53)

Free cash flow from operations	$317	$ 273

Cash flows as a percentage of net earnings:
Net cash provided by operating activities	107%	121%
Free cash flow from operations	94%	101%

With free cash flow from operations projected to approximate net earnings for the full-year 2005, General Dynamics expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

As discussed further in Note L to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at April 3, 2005. In this outcome, the government contends the company’s liability would be approximately $1.3 billion pretax, or approximately $700 after-tax. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Investing activities provided net cash of $297 in the first quarter of 2005, and used cash of $68 in the same period in 2004. In the first quarter of 2005, the company completed the sales of several small, non-core businesses. The company received $373 in cash from these divestiture activities. The company also used cash for capital expenditures and acquisitions in the first three months of 2005 and 2004.

Financing Activities

Net cash used by financing activities was $120 for the three-month period ended April 3, 2005, compared with $252 in the same period in 2004. In the first quarter of 2004, the company repaid $186 of its outstanding debt. The company made no debt payments in the first three months of 2005 and has virtually no maturing debt in the remainder of 2005.

On March 2, 2005, the company’s board of directors declared an increased regular quarterly dividend of $.40 per share – the eighth consecutive annual increase. The board had previously increased the regular quarterly dividend to $.36 per share in March 2004.

The company’s stock repurchases are also included in financing activities. In the first three months of 2005, the company repurchased one million shares at an average price of about $100 per share. The company did not repurchase any shares during the first quarter of 2004. The company has approximately 3.5 million remaining shares authorized for repurchase as of April 3, 2005.

Additional Financial Information

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

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in the company’s critical accounting policies during the first quarter of 2005.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123(R)). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. SFAS 123(R) is effective in the first quarter of 2006. The company is analyzing the expected impact of adoption of this Statement and, based on available information, currently expects the adoption of SFAS 123(R) to reduce its net earnings by approximately $35 in 2006.

GENERAL DYNAMICS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

April 3, 2005

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 3, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 3, 2005, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended April 3, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

GENERAL DYNAMICS CORPORATION

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	General U.S. and international political and economic conditions;

•	Changing priorities in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats or to improved homeland security);

•	Termination or restructuring of government contracts due to unilateral government action;

•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;

•	Changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;

•	Potential for changing prices for energy and raw materials; and

•	The status or outcome of legal and/or regulatory proceedings.

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

April 3, 2005

ITEM 1. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note L to the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases made during the quarter ended April 3, 2005, of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	a	b	c	d
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/01/05 – 1/31/05	1,002,200	$99.76	2,495,400	3,504,600
2/01/05 – 2/28/05	—	—	2,495,400	3,504,600
3/01/05 – 4/03/05	—	—	2,495,400	3,504,600

Total	1,002,200	$99.76	2,495,400	3,504,600

*	On February 5, 2003, the company’s board of directors authorized management to repurchase up to 6 million shares. The company has repurchased an aggregate of 2,495,400 shares of common stock in the open market since the repurchase program was announced. Unless terminated earlier by resolution of the board of directors, the program will expire when an aggregate of 6 million shares have been repurchased.

Item 6. Exhibits

Exhibits

10.1	2005 Compensation Arrangements for Named Executive Officers

10.2	Amended and Restated General Dynamics Corporation Supplemental Savings and Stock Investment Plan

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: May 5, 2005