Form 10-Q
period 2005-07-03
GENERAL DYNAMICS CORP
filed 2005-08-04
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

201,019,710 shares of the registrant’s common stock, $1 par value per share, were outstanding at July 31, 2005.

GENERAL DYNAMICS CORPORATION

GENERAL DYNAMICS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	July 3 2005	December 31 2004
	(Unaudited)
ASSETS
Current Assets:
Cash and equivalents	$1,438	$976
Accounts receivable	1,677	1,450
Contracts in process	3,082	2,890
Inventories	1,189	1,195
Assets of discontinued operations	10	412
Other current assets	473	408
Total Current Assets	7,869	7,331

Noncurrent Assets:
Property, plant and equipment, net	2,039	2,153
Intangible assets, net	896	948
Goodwill	6,442	6,429
Other assets	691	683
Total Noncurrent Assets	10,068	10,213
	$17,937	$17,544

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$507	$6
Accounts payable	1,462	1,505
Liabilities of discontinued operations	19	101
Other current liabilities	3,953	3,766
Total Current Liabilities	5,941	5,378

Noncurrent Liabilities:
Long-term debt	2,791	3,291
Other liabilities	1,629	1,686
Commitments and contingencies (See Note L)
Total Noncurrent Liabilities	4,420	4,977

Shareholders’ Equity:
Common stock, including surplus	1,086	998
Retained earnings	7,666	7,146
Treasury stock	(1,358)	(1,206)
Accumulated other comprehensive income	182	251
Total Shareholders’ Equity	7,576	7,189
	$17,937	$17,544

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended
	July 3 2005	July 4 2004
Net Sales	$5,214	$4,652
Operating costs and expenses	4,665	4,167
Operating Earnings	549	485
Interest expense, net	(29)	(39)
Other expense, net	—	(12)
Earnings from Continuing Operations before Income Taxes	520	434
Provision for income taxes, net	176	144
Earnings from Continuing Operations	$344	$290
Discontinued operations, net of tax	1	10
Net Earnings	$345	$300
Earnings per Share - Basic
Continuing operations	$1.71	$1.46
Discontinued operations	0.01	0.05
Net Earnings	$1.72	$1.51
Earnings per Share - Diluted
Continuing operations	$1.70	$1.44
Discontinued operations	0.01	0.05
Net Earnings	$1.71	$1.49
Dividends Per Share	$0.40	$0.36
Supplemental Information:
General and administrative expenses included in operating costs and expenses	$321	$273

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Six Months Ended
	July 3 2005	July 4 2004
Net Sales	$10,033	$9,298
Operating costs and expenses	9,036	8,377
Operating Earnings	997	921
Interest expense, net	(63)	(78)
Other expense, net	(1)	(12)
Earnings from Continuing Operations before Income Taxes	933	831
Provision for income taxes, net	245	276
Earnings from Continuing Operations	$688	$555
Discontinued operations, net of tax	(7)	14
Net Earnings	$681	$569
Earnings per Share - Basic
Continuing operations	$3.43	$2.79
Discontinued operations	(0.04)	0.07
Net Earnings	$3.39	$2.86
Earnings per Share - Diluted
Continuing operations	$3.40	$2.77
Discontinued operations	(0.03)	0.07
Net Earnings	$3.37	$2.84
Dividends Per Share	$0.80	$0.72
Supplemental Information:
General and administrative expenses included in operating costs and expenses	$634	$562

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Six Months Ended
	July 3 2005	July 4 2004
Cash Flows from Operating Activities:
Earnings from Continuing Operations	$688	$555
Adjustments to reconcile Earnings from Continuing Operations to net cash provided by operating activities –
Depreciation, depletion and amortization of property, plant and equipment	119	113
Amortization of intangible assets	51	45
Deferred income tax provision	47	214
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(227)	—
Contracts in process	(176)	(9)
Inventories	6	(79)
Other current assets	(121)	1
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	26	(65)
Customer deposits	81	107
Billings in excess of costs and estimated profits	181	8
Other current liabilities	(5)	(79)
Other liabilities	(133)	(36)
Other, net	17	(105)
Net Cash Provided by Operating Activities from Continuing Operations	554	670
Net Cash Provided by Discontinued Operations	3	15
Net Cash Provided by Operating Activities	557	685
Cash Flows from Investing Activities:
Proceeds from sale of assets, net	349	—
Capital expenditures	(95)	(117)
Business acquisitions, net of cash acquired	(37)	(36)
Other, net	(56)	16
Net Cash Provided (Used) by Investing Activities	161	(137)
Cash Flows from Financing Activities:
Purchases of common stock	(200)	—
Dividends paid	(152)	(134)
Net repayments of commercial paper	—	(182)
Net repayments of other debt	—	(45)
Other, net	96	49
Net Cash Used by Financing Activities	(256)	(312)
Net Increase in Cash and Equivalents	462	236
Cash and Equivalents at Beginning of Period	976	861
Cash and Equivalents at End of Period	$1,438	$1,097
Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$268	$78
Interest	$72	$79

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

(A)	Basis of Preparation

The term “company” or “General Dynamics” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three- and six-month periods ended July 3, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three- and six-month periods ended July 3, 2005, and July 4, 2004. In 2004 and 2005, General Dynamics sold certain non-core businesses, as discussed in Note C. The unaudited Consolidated Financial Statements have been restated to reflect the results of operations of these businesses in discontinued operations. Additionally, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

(B)	Intangible Assets and Goodwill

Intangible assets consisted of the following:

	July 3 2005			December 31 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contract and program intangible assets	$948	$(241)	$707	$987	$(207)	$780
Other intangible assets	335	(146)	189	298	(130)	168
	$1,283	$(387)	$896	$1,285	$(337)	$948

The company amortizes contract and program intangible assets on a straight-line basis over 5 to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over 3 to 21 years.

Amortization expense was $25 and $51 for the three- and six-month periods ended July 3, 2005, and $23 and $45 for the three- and six-month periods ended July 4, 2004. The company expects to record annual amortization expense over the next five years as follows:

2006	$91
2007	$90
2008	$83
2009	$83
2010	$78

The changes in the carrying amount of goodwill by business group for the six months ended July 3, 2005, were as follows:

	December 31 2004	Acquisitions (a)	Dispositions	Other (b)	July 3 2005
Information Systems and Technology	$3,905	$58	$—	$—	$3,963
Combat Systems	1,982	12	(3)	(56)	1,935
Marine Systems	193	—	—	—	193
Aerospace	348	2	—	—	350
Resources	1	—	—	—	1
	$6,429	$72	$(3)	$(56)	$6,442

(a)	Includes adjustments to preliminary assignment of fair value to net assets previously acquired.
(b)	Consists of adjustments for currency translation.

(C)	Discontinued Operations

In 2004, General Dynamics reviewed its businesses to identify operations that were not core to the company and could be divested. As a result, the company completed the sale of two businesses in the third quarter of 2004 and recognized an after-tax loss of $2. In the Information Systems and Technology group, the company sold its business specializing in the development of software products and customized solutions for the automotive and airline industries. In the Combat Systems group, the company sold its business specializing in the design and manufacture of electrical equipment for specialty vehicles.

Also in 2004, the company entered into definitive agreements to sell two additional businesses. The company entered into agreements to sell its aeronautical research and development business in the Information Systems and Technology group and its propulsion systems business in the Combat Systems group. These transactions closed in the first quarter of 2005. In addition to the 2004 activity, the company sold two more businesses in the first quarter of 2005. These included the facilities research and development business and the airborne electronics systems business in the Information Systems and

Technology group. The company recognized an after-tax loss of $8 from the sale of these businesses in discontinued operations in 2005. The company received combined net proceeds from these transactions of $344 in 2005.

The financial statements for all periods have been restated to present the results of operations of these businesses in discontinued operations.

The summary of operating results from discontinued operations follows:

	Three Months Ended		Six Months Ended
	July 3 2005	July 4 2004	July 3 2005	July 4 2004
Net sales	$—	$110	$46	$224
Operating expenses	—	95	44	203
Operating earnings	—	15	2	21
Gain on disposal	1	—	33	—
Earnings before taxes	1	15	35	21
Tax provision	—	5	42	7
Earnings (loss) from discontinued operations	$1	$10	$(7)	$14

Assets and liabilities of discontinued operations consisted of the following:
			July 3 2005	December 31 2004
Accounts receivable			$—	$35
Contracts in process			—	72
Property, plant and equipment, net			—	40
Intangible assets, net			—	74
Goodwill			—	148
Other assets			10	43
Assets of discontinued operations			$10	$412
Accounts payable			—	16
Other liabilities			19	85
Liabilities of discontinued operations			$19	$101

(D)	Equity Compensation Plans

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

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, General Dynamics’ net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

		Three Months Ended		Six Months Ended
		July 3 2005	July 4 2004	July 3 2005	July 4 2004
Net earnings, as reported		$345	$300	$681	$569
Add: Stock-based compensation expense included in reported net earnings, net of tax*		7	8	13	16
Deduct: Total fair value-based compensation expense, net of tax		(16)	(14)	(31)	(28)
	Pro forma	$336	$294	$663	$557

Net earnings per share - basic:	As reported	$1.72	$1.51	$3.39	$2.86
	Pro forma	$1.67	$1.48	$3.30	$2.80

Net earnings per share - diluted:	As reported	$1.71	$1.49	$3.37	$2.84
	Pro forma	$1.66	$1.46	$3.28	$2.78

*	Represents restricted stock grants under the company’s Executive Compensation Plan and 1997 Incentive Compensation Plan.

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

(E)	Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	July 3 2005	July 4 2004	July 3 2005	July 4 2004
Net earnings	$345	$300	$681	$569
Foreign currency translation adjustments	(20)	(58)	(48)	(38)
Fair value adjustments on cash flow hedges	(12)	—	(19)	11
Other	(1)	(3)	(2)	(3)
Comprehensive income	$312	$239	$612	$539

(F)	Earnings Per Share

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3 2005	July 4 2004	July 3 2005	July 4 2004
Basic weighted average shares outstanding	200,708	199,199	200,633	198,819
Assumed exercise of stock options	1,448	1,647	1,439	1,685
Contingently issuable shares	43	172	43	172
Diluted weighted average shares outstanding	202,199	201,018	202,115	200,676

(G)	Contracts in Process

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term government contracts and consisted of the following:

	July 3 2005	December 31 2004
Contract costs and estimated profits	$23,913	$21,191
Other contract costs	792	788
	24,705	21,979
Less advances and progress payments	21,623	19,089
	$3,082	$2,890

Contract costs consist primarily of production costs and related overhead, such as general and administrative expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $42 as of July 3, 2005, and $37 as of December 31, 2004. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

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

(H)	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	July 3 2005	December 31 2004
Work in process	$660	$648
Raw materials	435	392
Pre-owned aircraft	58	119
Other*	36	36
	$1,189	$1,195

*	Consists primarily of coal and aggregates.

(I)	Debt

Debt consisted of the following:

	Maturity Dates	Interest Rates	July 3 2005	December 31 2004
Fixed-rate notes	2006-2015	2.125%-5.375%	$3,095	$3,095
Senior notes	2008	6.32%	150	150
Term debt	2008	7.50%	35	35
Other	Various	Various	18	17
			3,298	3,297
Less current portion			507	6
			$2,791	$3,291

As of July 3, 2005, General Dynamics had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. The offer and sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes consist of the following:

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

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of July 3, 2005, the fair value of this currency swap was a $34 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. Annual sinking fund payments of $5 are required in December 2005 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

As of July 3, 2005, other debt consisted primarily of two capital lease arrangements totaling $9.

As of July 3, 2005, the company had no commercial paper outstanding but maintains the ability to access the market. The company has $2 billion in bank credit facilities that provide backup liquidity to the commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2006 and a $1 billion multiyear facility expiring in July 2009. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities of approximately $565.

The company’s financing arrangements contain a number of customary covenants and restrictions. In particular, the company’s bank credit facilities include a minimum net worth threshold, which the company exceeds by a margin in excess of $2 billion. The company was in compliance with all material covenants as of July 3, 2005.

(J)	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	July 3 2005	December 31 2004
Billings in excess of costs and estimated profits	$1,184	$1,003
Customer deposits on commercial contracts	674	653
Workers’ compensation	444	432
Salaries and wages	385	365
Retirement benefits	361	355
Other	905	958
Other current liabilities	$3,953	$3,766
Deferred U.S. federal income taxes	$656	$640
Retirement benefits	345	342
Customer deposits on commercial contracts	160	100
Accrued costs of disposed businesses	46	48
Other	422	556
Other liabilities	$1,629	$1,686

(K)	Income Taxes

The company had a net deferred tax liability of $441 at July 3, 2005, and $432 at December 31, 2004. The current portion of the net deferred taxes was an asset of $188 at July 3, 2005, and $217 at December 31, 2004, and is included in other current assets on the Consolidated Balance Sheet.

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims for the years 1991 to 1993. The company added the years 1994 to 1998 to this suit on June 23, 2004. The company anticipates that years 1999 to 2002 will be added to this suit. The suit seeks recovery of refund claims that were disallowed by the IRS at the administrative level. If the court awards a full recovery to the company, the refund could exceed $100, including after-tax interest. The company expects the litigation to take several years to resolve and has recognized no income from this matter.

In the first quarter of 2005, the company and the IRS reached agreement on the examination of the company’s income tax returns for 1999 through 2002. As a result of the resolution of the 1999-2002 audit cycle, the company reassessed its tax contingencies during the first quarter and recognized a non-cash benefit of $66, or $.33 per share. The company has recorded liabilities for tax contingencies for open years. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

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

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at July 3, 2005. This would result in a liability for the company of approximately $1.3 billion pretax, or approximately $700 after-tax, to be taken as a charge against discontinued operations. The company believes it has sufficient resources to pay such an obligation if required.

Final Analysis. On May 28, 2003, Final Analysis Communication Systems, Inc. (FACS), a Maryland corporation, served the company with a complaint it filed in the U.S. District Court for the District of Maryland. On October 14, 2004, FACS filed a second amended complaint alleging that the company breached contracts among the company, FACS and FACS’ then-corporate parent, Final Analysis, Inc. (FAI), a Maryland corporation. FAI is currently a debtor in the Bankruptcy Court for the District of Maryland. FACS also alleged tort claims for fraud, tortious interference with contractual and business relations, fraudulent inducement, negligent misrepresentation and a claim for breach of warranty, but on April 4, 2005, the District Court granted the company’s motion for summary judgment on all such FACS claims. The second amended complaint alleges monetary damages in excess of $500, plus punitive damages. The company has denied liability to FACS and asserts counterclaims. The trial on this matter began on July 19, 2005, and is expected to conclude during the third quarter. The company believes the outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

Other. Various claims and other legal proceedings incidental to the normal course of business are pending or threatened against the company. While it cannot predict the outcome of these matters, the company believes any potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on its results of operations, financial condition or cash flows.

Environmental

General Dynamics is subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental investigation or remediation at some of its current and former facilities, and at third-party sites not owned by the company but where it has been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable costs and, therefore, reimbursed by the U.S. government. As required, the company provides financial assurance for certain sites undergoing or subject to investigation or remediation. Where applicable, the company seeks insurance recovery for costs related to environmental liability. The company does not record insurance recoveries before collection is considered probable. Based on all known facts and analyses, as well as current U.S. government policies relating to allowable costs, the company does not believe that its liability at any individual site, or in the aggregate, arising from such sites at which there is a known environmental condition, or Superfund or other multi-party sites at which the company is a PRP, will be material to its results of operations, financial condition or cash flows. Nor does the company believe that the range of reasonably possible additional loss beyond what has been recorded would be material to its results of operations, financial condition or cash flows.

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion at July 3, 2005. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

On June 5, 2001, General Dynamics acquired substantially all of the assets of Galaxy Aerospace Company LP. Pursuant to the purchase agreement, the selling parties have the contractual right to receive additional payments, up to a maximum of approximately $300 through 2006, contingent on the achievement of specific revenue targets. No amounts have been paid to date, and based on current planned aircraft production rates, the company does not anticipate having to make any future payments under this agreement.

As of July 3, 2005, in connection with orders for 21 Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (both Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2007 and totaled $406 as of July 3, 2005, versus $301 at December 31, 2004. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

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

The changes in the carrying amount of warranty liabilities for the six-month periods ended July 3, 2005, and July 4, 2004, were as follows:

Six Months Ended	July 3 2005	July 4 2004
Beginning balance	$199	$181
Warranty expense	14	29
Payments	(22)	(18)
Adjustments*	(5)	(3)
Ending balance	$186	$189

*	Represents foreign exchange translation adjustments.

(M)	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits to certain eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and six-month periods ended July 3, 2005, and July 4, 2004, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 3 2005	July 4 2004	July 3 2005	July 4 2004
Service cost	$62	$55	$4	$4
Interest cost	100	100	17	18
Expected return on plan assets	(135)	(133)	(7)	(7)
Recognized net actuarial loss	1	1	3	3
Amortization of unrecognized transition obligation	—	—	—	2
Amortization of prior service cost	(1)	8	—	—
Net periodic cost	$27	$31	$17	$20

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	July 3 2005	July 4 2004	July 3 2005	July 4 2004
Service cost	$124	$110	$8	$8
Interest cost	200	200	34	36
Expected return on plan assets	(270)	(266)	(14)	(14)
Recognized net actuarial loss	2	2	6	6
Amortization of unrecognized transition obligation	—	—	1	4
Amortization of prior service cost	(2)	16	(1)	(1)
Net periodic cost	$54	$62	$34	$39

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

Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	July 3 2005	July 4 2004	July 3 2005	July 4 2004
Information Systems and Technology	$2,013	$1,641	$225	$192
Combat Systems	1,118	998	123	111
Marine Systems	1,178	1,177	65	81
Aerospace	828	771	125	94
Resources (a)	77	65	11	7
	$5,214	$4,652	$549	$485

	Net Sales		Operating Earnings
Six Months Ended	July 3 2005	July 4 2004	July 3 2005	July 4 2004
Information Systems and Technology	$3,765	$3,284	$422	$361
Combat Systems	2,175	2,068	227	223
Marine Systems	2,388	2,457	114	179
Aerospace	1,581	1,377	226	160
Resources (a)	124	112	8	(2)
	$10,033	$9,298	$997	$921

	Identifiable Assets
	July 3 2005	December 31 2004
Information Systems and Technology	$6,699	$6,576
Combat Systems	4,956	4,818
Marine Systems	2,210	2,092
Aerospace	2,566	2,612
Resources (a)	304	270
Corporate (b)	1,202	1,176
	$17,937	$17,544

(a)	Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.

(b)	Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

(O)	Condensed Consolidating Financial Statements

The fixed-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of July 3, 2005, and December 31, 2004, for the balance sheet, as well as the statements of earnings and cash flows for the three- and six-month periods ended July 3, 2005, and July 4, 2004.

Condensed Consolidating Statement of Earnings

Three Months Ended July 3, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$4,510	$704	$—	$5,214
Cost of sales	—	3,739	605	—	4,344
General and administrative expenses	—	286	35	—	321
Operating Earnings	—	485	64	—	549
Interest expense	(31)	(1)	(6)	—	(38)
Interest income	4	—	5	—	9
Other expense, net	—	(2)	2	—	—
Earnings from Continuing Operations before Income Taxes	(27)	482	65	—	520
Provision for income taxes	(16)	161	31	—	176
Discontinued operations, net of tax	—	1	—	—	1
Equity in net earnings of subsidiaries	356	—	—	(356)	—
Net Earnings	$345	$322	$34	$(356)	$345

Three Months Ended July 4, 2004
Net Sales	$—	$3,770	$882	$—	$4,652
Cost of sales	1	3,145	748	—	3,894
General and administrative expenses	—	220	53	—	273
Operating Earnings	(1)	405	81	—	485
Interest expense	(33)	(2)	(6)	—	(41)
Interest income	—	—	2	—	2
Other expense, net	(11)	(1)	—	—	(12)
Earnings from Continuing Operations before Income Taxes	(45)	402	77	—	434
Provision for income taxes	(20)	134	30	—	144
Discontinued operations, net of tax	—	10	—	—	10
Equity in net earnings of subsidiaries	325	—	—	(325)	—
Net Earnings	$300	$278	$47	$(325)	$300

Condensed Consolidating Statement of Earnings

Six Months Ended July 3, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$8,758	$1,275	$—	$10,033
Cost of sales	(1)	7,315	1,088	—	8,402
General and administrative expenses	—	558	76	—	634
Operating Earnings	1	885	111	—	997
Interest expense	(62)	(3)	(11)	—	(76)
Interest income	6	—	7	—	13
Other expense, net	3	(7)	3	—	(1)
Earnings from Continuing Operations before Income Taxes	(52)	875	110	—	933
Provision for income taxes	(103)	299	49	—	245
Discontinued operations, net of tax	—	(7)	—	—	(7)
Equity in net earnings of subsidiaries	630	—	—	(630)	—
Net Earnings	$681	$569	$61	$(630)	$681

Six Months Ended July 4, 2004
Net Sales	$—	$7,597	$1,701	$—	$9,298
Cost of sales	4	6,381	1,430	—	7,815
General and administrative expenses	—	452	110	—	562
Operating Earnings	(4)	764	161	—	921
Interest expense	(68)	(3)	(10)	—	(81)
Interest income	—	—	3	—	3
Other expense, net	(24)	1	11	—	(12)
Earnings from Continuing Operations before Income Taxes	(96)	762	165	—	831
Provision for income taxes	(50)	267	59	—	276
Discontinued operations, net of tax	—	14	—	—	14
Equity in net earnings of subsidiaries	615	—	—	(615)	—
Net Earnings	$569	$509	$106	$(615)	$569

Condensed Consolidating Balance Sheet

July 3, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$802	$—	$636	$—	$1,438
Accounts receivable	1	1,219	457	—	1,677
Contracts in process	91	2,524	467	—	3,082
Inventories
Work in process	—	633	27	—	660
Raw materials	—	416	19	—	435
Pre-owned aircraft	—	58	—	—	58
Other	—	36	—	—	36
Assets of discontinued operations	—	10	—	—	10
Other current assets	120	162	191	—	473
Total Current Assets	1,014	5,058	1,797	—	7,869
Noncurrent Assets:
Property, plant and equipment	139	3,482	479	—	4,100
Accumulated depreciation, depletion & amortization of PP&E	(25)	(1,813)	(223)	—	(2,061)
Intangible assets and goodwill	—	6,304	1,421	—	7,725
Accumulated amortization of intangible assets	—	(334)	(53)	—	(387)
Other assets	58	517	116	—	691
Investment in subsidiaries	14,725	—	—	(14,725)	—
Total Noncurrent Assets	14,897	8,156	1,740	(14,725)	10,068
	$15,911	$13,214	$3,537	$(14,725)	$17,937
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$7	$—	$—	$507
Liabilities of discontinued operations	—	19	—	—	19
Other current liabilities	216	3,712	1,487	—	5,415
Total Current Liabilities	716	3,738	1,487	—	5,941
Noncurrent Liabilities:
Long-term debt	2,596	37	158	—	2,791
Other liabilities	242	1,241	146	—	1,629
Total Noncurrent Liabilities	2,838	1,278	304	—	4,420
Shareholders’ Equity:
Common stock, including surplus	1,086	6,153	1,119	(7,272)	1,086
Other shareholders’ equity	11,271	2,045	627	(7,453)	6,490
Total Shareholders’ Equity	12,357	8,198	1,746	(14,725)	7,576
	$15,911	$13,214	$3,537	$(14,725)	$17,937

Condensed Consolidating Balance Sheet

December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$423	$—	$553	$—	$976
Accounts receivable	2	1,075	373	—	1,450
Contracts in process	63	2,157	670	—	2,890
Inventories
Work in process	—	620	28	—	648
Raw materials	—	376	16	—	392
Pre-owned aircraft	—	119	—	—	119
Other	—	35	1	—	36
Assets of discontinued operations	—	412	—	—	412
Other current assets	129	50	229	—	408
Total Current Assets	617	4,844	1,870	—	7,331
Noncurrent Assets:
Property, plant and equipment	134	3,314	719	—	4,167
Accumulated depreciation, depletion & amortization of PP&E	(22)	(1,714)	(278)	—	(2,014)
Intangible assets and goodwill	—	5,468	2,246	—	7,714
Accumulated amortization of intangible assets	—	(274)	(63)	—	(337)
Other assets	32	543	108	—	683
Investment in subsidiaries	13,448	—	—	(13,448)	—
Total Noncurrent Assets	13,592	7,337	2,732	(13,448)	10,213
	$14,209	$12,181	$4,602	$(13,448)	$17,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$—	$—	$6
Liabilities of discontinued operations	—	101	—	—	101
Other current liabilities	201	3,443	1,627	—	5,271
Total Current Liabilities	201	3,550	1,627	—	5,378
Noncurrent Liabilities:
Long-term debt	3,095	38	158	—	3,291
Other liabilities	320	1,093	273	—	1,686
Total Noncurrent Liabilities	3,415	1,131	431	—	4,977
Shareholders’ Equity:
Common stock, including surplus	998	5,247	1,925	(7,172)	998
Other shareholders’ equity	9,595	2,253	619	(6,276)	6,191
Total Shareholders’ Equity	10,593	7,500	2,544	(13,448)	7,189
	$14,209	$12,181	$4,602	$(13,448)	$17,544

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 3, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities from Continuing Operations	$(52)	$626	$(20)	$—	$554
Net Cash Provided by Discontinued Operations	—	3	—	—	3
Net Cash Provided by Operating Activities	(52)	629	(20)	—	557
Cash Flows from Investing Activities:
Proceeds from sale of assets, net	—	349	—	—	349
Other, net	(63)	(107)	(18)	—	(188)
Net Cash Provided by Investing Activities	(63)	242	(18)	—	161
Cash Flows from Financing Activities:
Purchases of common stock	(200)	—	—	—	(200)
Other, net	(56)	—	—	—	(56)
Net Cash Used by Financing Activities	(256)	—	—	—	(256)
Cash sweep by parent	750	(871)	121	—	—
Net Increase in Cash and Equivalents	379	—	83	—	462
Cash and Equivalents at Beginning of Period	423	—	553	—	976
Cash and Equivalents at End of Period	$802	$—	$636	$—	$1,438

Six Months Ended July 4, 2004
Net Cash Provided by Operating Activities from Continuing Operations	$(77)	$730	$17	$—	$670
Net Cash Provided by Discontinued Operations	—	15	—	—	15
Net Cash Provided by Operating Activities	(77)	745	17	—	685
Cash Flows from Investing Activities:
Net Cash Used by Investing Activities	(23)	(91)	(23)	—	(137)
Cash Flows from Financing Activities:
Net repayments of commercial paper	(182)	—	—	—	(182)
Dividends paid	(134)	—	—	—	(134)
Other, net	9	—	(5)	—	4
Net Cash Used by Financing Activities	(307)	—	(5)	—	(312)
Cash sweep by parent	680	(654)	(26)	—	—
Net Increase in Cash and Equivalents	273	—	(37)	—	236
Cash and Equivalents at Beginning of Period	180	—	681	—	861
Cash and Equivalents at End of Period	$453	$—	$644	$—	$1,097

GENERAL DYNAMICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

July 3, 2005

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

Results of Operations

Consolidated Overview

General Dynamics’ net sales for the second quarter of 2005 were $5.2 billion, an increase of 12 percent over the second quarter of 2004. This increase resulted primarily from sales growth in the Information Systems and Technology and Combat Systems groups. Operating earnings for the second quarter of 2005 were up 13 percent to $549 compared with $485 in the same quarter in 2004. The major drivers of the rise in operating earnings were improved performance in the Aerospace group and increased volume in the Information Systems and Technology group.

Net sales grew 8 percent to $10 billion for the six-month period ended July 3, 2005, compared with the same period in 2004. Sales growth in the Information Systems and Technology, Aerospace and Combat Systems groups was offset in part by lower activity in the Marine Systems group. Operating earnings also rose 8 percent over the first six months of 2004, reaching $1 billion in the first half of 2005. The growth in operating earnings resulted from the increased volume and improved performance in the Information Systems and Technology and Aerospace groups, but was reduced by lower activity and contract losses in the Marine Systems group.

General Dynamics repeated the strong operating margin performance achieved in the first half of 2004 in the current period, generating margins of 10.5 percent in the second quarter and 9.9 percent in the first half of 2005. General and administrative (G&A) expenses as a percentage of net sales increased slightly to 6.3 percent in the first half of 2005 from 6.0 percent in the same period in 2004. The company expects G&A expenses as a percent of sales for the full year 2005 to be consistent with the full year 2004.

General Dynamics continued to generate strong cash flow from operations in the first six months of 2005. Net cash provided by operating activities was $557, compared with $685 in the same period in 2004. In addition, during the first half of 2005 the company generated $349 from the sale of several non-core businesses. The company used its cash to fund acquisitions and capital expenditures, repurchase its common stock and pay dividends.

The company’s effective tax rate for the six-month period ended July 3, 2005, was 26.3 percent compared with 33.2 percent for the first half of 2004. The company’s effective tax rate for the first half of 2005 was impacted favorably by the resolution of the company’s 1999-2002 federal income tax audit during the first quarter. This settlement resulted in a $66, or $.33 per-share non-cash benefit, which reduced the company’s effective tax rate for the first half of 2005 by 7 percent. Excluding the effect of the resolution of tax matters related to prior years, the company expects the effective tax rate for the full year to be consistent with the 2004 rate. For additional discussion of tax matters, as well as a discussion of the net deferred tax liability, see Note K to the unaudited Consolidated Financial Statements.

In 2004, the company reviewed its businesses to identify operations that were not core to the company and could be divested. In connection with this process, the company completed the sales of several small businesses in the first quarter of 2005. The company’s reported net sales exclude the revenues associated with these businesses. The company received $344 in cash, net of taxes, in the first half of 2005 from the sale of these businesses and recognized an after-tax loss of $8 in discontinued operations in the six-month period ended July 3, 2005, related to the divestiture activities. For additional discussion of these divestiture activities, see Note C to the unaudited Consolidated Financial Statements.

The company’s total backlog decreased slightly to $43.6 billion as of July 3, 2005, compared with $44.7 billion at the end of the first quarter of 2005, as the company executes the substantial backlog that has resulted from a number of significant awards over the past several quarters. The total backlog as of the end of the quarter increased 7 percent, and the funded backlog 14 percent, over the same point in 2004. New orders received during the second quarter of 2005 were $4.2 billion, including over $1 billion of order activity in the Aerospace group. The total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts, which may be realized over the next 15 years, was approximately $5.7 billion as of July 3, 2005.

Information Systems and Technology

Three Months Ended	July 3 2005	July 4 2004	Variance
Net sales	$2,013	$1,641	$372	23%
Operating earnings	225	192	33	17%
Operating margin	11.2%	11.7%

Six Months Ended	July 3 2005	July 4 2004	Variance
Net sales	$3,765	$3,284	$481	15%
Operating earnings	422	361	61	17%
Operating margin	11.2%	11.0%

The Information Systems and Technology group generated significant growth in sales and operating earnings for both the three- and six-month periods ended July 3, 2005, compared with the same prior-year periods. The growth resulted from increased sales volume in each of the group’s principal markets, as well as from businesses acquired in the second half of 2004. Several significant programs led the group’s strong sales and earnings growth, including the following:

•	Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2), which supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide;

•	The Mobile User Objective System (MUOS), which enables on-the-move satellite connectivity for U.S. and allied forces; and

•	Common Hardware/Software III (CHS-3), which provides continually updated commercial and ruggedized computers, network hardware equipment and software to the U.S. armed forces and other federal agencies worldwide.

In addition to these early-stage contracts, continued growth on many of the group’s ongoing programs, including the BOWMAN contract for the United Kingdom’s armed forces and the Pentagon renovation program, contributed to the increase in sales and earnings in 2005.

Operating margins for the second quarter of 2005 were down somewhat from the same period in 2004 reflecting the variability that results from the timing and mix of contract performance phases and customer deliveries. Margins for the first six months of 2005 improved slightly over 2004 and have remained consistent through the first half of the year.

The company expects high-single-digit sales growth in the Information Systems and Technology group for the full year 2005. While margins may fluctuate from quarter to quarter as discussed above, the company expects the group’s full-year operating margins to remain in the low-double-digit range.

Combat Systems

Three Months Ended	July 3 2005	July 4 2004	Variance
Net sales	$1,118	$998	$120	12%
Operating earnings	123	111	12	11%
Operating margin	11.0%	11.1%

Six Months Ended	July 3 2005	July 4 2004	Variance
Net sales	$2,175	$2,068	$107	5%
Operating earnings	227	223	4	2%
Operating margin	10.4%	10.8%

The Combat Systems group’s net sales and operating earnings improved in the second quarter of 2005 versus the second quarter of 2004 on the strength of several combat vehicle production programs, including the Stryker wheeled combat vehicle, the Leopard battle tank and the Pizarro Advanced Infantry Fighting Vehicle. The group also experienced increased sales on its M1A2 Abrams main battle tank upgrade program and its large and medium caliber munitions replenishment contracts. These increases were offset in part by lower activity on certain combat vehicle production programs due to either their completion or the timing of customer requirements, including the completion of the company’s Australian and New Zealand light armored vehicle contracts. The group’s operating margins for the quarter were consistent with the performance delivered in the same period in 2004.

The net sales growth in the Combat Systems group for the first six months of 2005 compared with the same period in 2004 resulted from an increase in activity on a number of combat vehicle programs, including Stryker, Leopard and the M1A2 Abrams upgrades. The group also experienced growing volume in its armaments and munitions businesses, including reactive armor and munitions replenishment contracts. Operating earnings for the six-month period ended July 3, 2005, were up slightly compared with the same period in 2004. Margins were down slightly due to a shift in product mix and the timing of deliveries in the group’s European business.

The company expects further revenue growth in the second half of the year for the Combat Systems group based on the cyclical nature of the group’s international businesses and the timing of customer requirements. For the full year 2005, the company expects that operating margins will be consistent with the average margins experienced in 2004.

Marine Systems

Three Months Ended	July 3 2005	July 4 2004	Variance
Net sales	$1,178	$1,177	$1	0%
Operating earnings	65	81	(16)	-20%
Operating margin	5.5%	6.9%

Six Months Ended	July 3 2005	July 4 2004	Variance
Net sales	$2,388	$2,457	$(69)	-3%
Operating earnings	114	179	(65)	-36%
Operating margin	4.8%	7.3%

The Marine Systems group’s net sales in the second quarter of 2005 were consistent with the same three-month period in 2004. Increased volume on the Virginia-class submarine program and the T-AKE combat logistics ships was offset by a decrease in activity on engineering and repair contracts, which experienced a surge of activity in the first half of 2004, and the completion of the Seawolf submarine program.

Net sales for the first six months of 2005 were down slightly compared with the same prior-year period. Declining volume on engineering and repair contracts, mature production programs and commercial production contracts more than offset increased activity on early-stage defense design and production contracts, including the Virginia-class, T-AKE and SSGN programs.

Operating earnings and margins decreased significantly in the second quarter and first half of 2005 versus the same periods in 2004. These declines resulted from losses incurred on some of the group’s programs and a shift in the mix of the group’s contracts from fixed-price production to cost-type design and production. In the first six months of 2005, the company recorded losses on two submarine maintenance and overhaul contracts totaling approximately $20. These losses resulted from customer-requested change orders that the group fulfilled prior to securing adequate contract protection. The company is negotiating with the customer to recover some of its costs incurred and does not expect to have this type of exposure on future contracts.

In the first quarter of 2005, the company experienced schedule delays on its contract to build four double-hull oil tankers due primarily to adverse weather conditions at the shipyard. These conditions caused labor and material cost growth, resulting in an additional loss of $19 on the program in the first quarter. The program’s estimates at completion remained firm in the second quarter. As a result, the company did not record any losses on this program in the second quarter of 2005. The third and fourth ships are scheduled to be delivered in the fourth quarter of 2005 and the third quarter of 2006, respectively. Management continues to monitor closely the estimates to complete the program in order to mitigate the risk that will remain until the final ship is delivered.

The Marine Systems group’s operating margins improved markedly in the second quarter over the first quarter of 2005, and the company expects continued performance improvement in the group over time on gradually declining volume, assuming no further deterioration in the commercial tanker program.

Aerospace

Three Months Ended	July 3 2005	July 4 2004	Variance
Net sales	$828	$771	$57	7%
Operating earnings	125	94	31	33%
Operating margin	15.1%	12.2%
Aircraft deliveries (in units):
Green	21	20
Completion	22	18

Six Months Ended	July 3 2005	July 4 2004	Variance
Net sales	$1,581	$1,377	$204	15%
Operating earnings	226	160	66	41%
Operating margin	14.3%	11.6%
Aircraft deliveries (in units):
Green	41	37
Completion	37	30

The Aerospace group’s net sales for the second quarter of 2005 increased moderately over the same period in 2004. The group delivered one additional green aircraft and four additional completions in the second quarter of 2005. In addition, the group delivered a more favorable mix of new aircraft and began to experience improved pricing on its aircraft deliveries. The effects of these increases were reduced by lower sales of pre-owned aircraft. Operating earnings and margins in the same period increased significantly over 2004 as a result of the improved pricing, the favorable mix of deliveries and the ongoing benefits of the group’s cost containment activities.

The group experienced strong sales growth in the first half of 2005 compared with 2004 as green aircraft deliveries increased over 10 percent and completions increased over 20 percent. Improved pricing and higher aircraft services volume also contributed to the sales growth. Like the second quarter, earnings and margins in the first six months of 2005 were up substantially over 2004 due to the increased volume, significantly reduced costs and pricing improvements.

The company expects the Aerospace group’s volume to increase steadily in the second half of the year. The company expects a gradual increase in the group’s full-year margins over the level achieved in 2004, though the margin rate from quarter to quarter may fluctuate based on the mix of aircraft deliveries. (See Notes H and L to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Resources

Three Months Ended	July 3 2005	July 4 2004	Variance
Net sales	$77	$65	$12	18%
Operating earnings	11	7	4	57%

Six Months Ended	July 3 2005	July 4 2003	Variance
Net sales	$124	$112	$12	11%
Operating earnings	8	(2)	10	500%

The Resources group’s net sales and operating earnings increased significantly in the three- and six-month periods ended July 3, 2005, compared with the same periods in 2004 due to higher volume and improved performance in the group’s coal mining and aggregates businesses. Operating earnings in the first six months of 2005 were also impacted by favorable adjustments to certain of the group’s coal-related liabilities.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the second and first quarters of 2005:

July 3, 2005	Funded	Unfunded	Total Backlog	IDIQ Contract Value	Total Estimated Contract Value
Information Systems and Technology	$7,174	$2,033	$9,207	$5,592	$14,799
Combat Systems	7,902	2,394	10,296	90	10,386
Marine Systems	9,654	6,957	16,611	—	16,611
Aerospace	4,977	2,199	7,176	—	7,176
Resources	202	58	260	—	260
Total	$29,909	$13,641	$43,550	$5,682	$49,232

April 3, 2005
Information Systems and Technology	$7,466	$2,598	$10,064	$5,723	$15,787
Combat Systems	8,060	2,099	10,159	89	10,248
Marine Systems	10,396	6,849	17,245	—	17,245
Aerospace	4,725	2,209	6,934	—	6,934
Resources	228	58	286	—	286
Total	$30,875	$13,813	$44,688	$5,812	$50,500

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

The company received several notable contract awards during the second quarter of 2005, including the following:

The Combat Systems group received orders worth approximately $150 for the production of Hydra-70 rockets, motors and warheads. These orders are part of a five-year requirements contract with an estimated value of $900.

The company was awarded modifications to several of its contracts under the U.S. Army’s Future Combat Systems (FCS) program. The Combat Systems group was awarded a $282 modification to its $2 billion contract for the engineering development and demonstration of a family of manned ground vehicles for the FCS program. The modification extends the contract through 2012. The Combat Systems group also received a modification valued at approximately $50 under its contract to develop the autonomous navigation system for FCS ground vehicles. In addition, the Information Systems and Technology group was awarded a modification worth $154 to accelerate technology development of the integrated computer system (ICS) two years earlier than originally planned. The modification brings the total ICS contract value to approximately $430.

The Combat Systems group received an order worth approximately $140 under the Stryker wheeled combat vehicle production program for 99 Stryker vehicles to meet additional Army requirements.

The Combat Systems group was awarded a contract worth $141 to upgrade 60 M1A2 Abrams tanks to the M1A2 System Enhancement Program (SEP) configuration. Through this program, the company retrofits M1A2 tanks with an enhanced electronics package that is designed to improve the tank’s effectiveness.

The Information Systems and Technology group received an order from the Army to integrate up to 500 Land Warrior soldier ensembles into a Stryker experimental battalion. Land Warrior is an integrated fighting system that uses technology to enhance individual soldiers’ tactical awareness, lethality and survivability. This $30 award is part of a contract valued at approximately $260. In the first quarter of 2005, the Army merged the Land Warrior program with its Future Force Warrior program under a contract managed by General Dynamics to expedite the fielding of this integrated system.

The company also has received several significant contract awards since the end of the second quarter, including the following:

The Information Systems and Technology group received a $169 contract to design, manufacture and deliver 25 12-meter antennas for an advanced radio telescope array at an international astronomy facility.

The Information Systems and Technology group received a contract from the Royal Netherlands Navy worth approximately $115 to supply the New Integrated Marines Communications and Information Systems (NIMCIS). NIMCIS is a two-year program to equip the Royal Netherlands Marine Corps with the BOWMAN communications system, which the company is currently providing to the U.K. armed forces.

Aerospace

The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

The group continued to experience strong order activity in the second quarter of 2005 amid improving market conditions, as orders exceeded sales for the fourth consecutive quarter. A significant portion of the Aerospace backlog is with an unaffiliated customer, NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of the end of the second quarter of 2005, backlog with NetJets for all aircraft types represented 35 percent of the Aerospace funded backlog and 90 percent of the Aerospace unfunded backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the first half of 2005. Net cash provided by operating activities was $557 for the six-month period ended July 3, 2005, compared with $685 in the same period in 2004. Net earnings was the primary driver of the company’s strong cash flows from operations in the first half of both 2005 and 2004. In 2004, cash flows were favorably impacted by a refund of 2003 income taxes.

Free cash flow from operations for the first six months of 2005 was $462 versus $568 for the same period in 2004. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing the company’s outstanding shares and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Six Months Ended	July 3 2005	July 4 2004
Net cash provided by operating activities	$557	$685
Capital expenditures	(95)	(117)
Free cash flow from operations	$462	$568
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	82%	120%
Free cash flow from operations	68%	100%

With free cash flow from operations projected to approximate net earnings for the full year 2005, General Dynamics expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

As discussed further in Note L to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at July 3, 2005. In this outcome, the government contends the company’s liability would be approximately $1.3 billion pretax, or approximately $700 after-tax. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Investing activities provided net cash of $161 in the first half of 2005, and used cash of $137 in the same period in 2004. In the first half of 2005, the company completed the sales of several small, non-core businesses. The company received $349 in cash, net of tax payments, from these divestiture activities. The primary uses of cash in the first six months of 2005 and 2004 were capital expenditures and acquisitions.

Financing Activities

Net cash used by financing activities was $256 for the six-month period ended July 3, 2005, compared with $312 in the same period in 2004. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. In the first half of 2004, the company repaid $227 of its outstanding debt. The company made no debt payments in the first six months of 2005 and has virtually no maturing debt in the remainder of 2005.

On March 2, 2005, the company’s board of directors declared an increased regular quarterly dividend of $.40 per share – the eighth consecutive annual increase. The board had previously increased the regular quarterly dividend to $.36 per share in March 2004.

In the first six months of 2005, the company repurchased two million shares at an average price of about $102 per share. The company did not repurchase any shares during the first half of 2004. The company has approximately 2.5 million remaining shares authorized for repurchase as of July 3, 2005.

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

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in the company’s critical accounting policies during the second quarter of 2005.

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143. FIN 47 clarifies the definition of a conditional asset retirement obligation, as used in SFAS No. 143, as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The company is currently analyzing the expected impact of adoption of this Interpretation on it financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle and is effective in the first quarter of 2006. The company does not expect the adoption of SFAS 154 to have a material effect on its results of operations, financial condition or cash flows.

GENERAL DYNAMICS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

July 3, 2005

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 3, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 3, 2005, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended July 3, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

GENERAL DYNAMICS CORPORATION

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	General U.S. and international political and economic conditions;

•	Changing priorities in the U.S. government’s defense budget (including changes in priorities in response to terrorist threats, continuing operations in Afghanistan and Iraq, and improved homeland security);

•	Termination or restructuring of government contracts due to unilateral government action;

•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;

•	Changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;

•	Potential for changing prices for energy and raw materials; and

•	The status or outcome of legal and/or regulatory proceedings.

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

July 3, 2005

ITEM 1. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note L to the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table provides information about purchases made during the quarter ended July 3, 2005, of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

	a	b	c	d
Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
4/04/05 - 5/01/05	911,500	$104.45	3,406,900	2,593,100
5/02/05 - 5/29/05	45,700	104.85	3,452,600	2,547,400
5/30/05 - 7/03/05	—	—	3,452,600	2,547,400

Total	957,200	$104.46	3,452,600	2,547,400

*	On February 5, 2003, the company’s board of directors authorized management to repurchase up to 6 million shares. The company has repurchased an aggregate of 3,452,600 shares of common stock in the open market pursuant to this repurchase program. Unless terminated earlier by resolution of the board of directors, the program will expire when an aggregate of 6 million shares have been repurchased.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 4, 2005.

(b)	In an uncontested election, each of the following nominees was elected to the Board of Directors according to the following votes:

Matter	Votes Cast
	For	Withheld
Election of Directors:
N.D. Chabraja	137,644,496	42,726,074
J.S. Crown	134,097,752	46,272,818
L. Crown	137,507,046	42,863,524
W.P. Fricks	138,243,333	42,127,237
C.H. Goodman	137,884,518	42,486,052
J.L. Johnson	138,256,075	42,114,495
G.A. Joulwan	138,204,688	42,165,882
P.G. Kaminski	138,249,672	42,120,898
J.M. Keane	139,065,339	41,305,231
L.L. Lyles	138,262,459	42,108,111
C.E. Mundy, Jr.	138,239,157	42,131,413
R. Walmsley	139,054,878	41,315,692

(c)	The results of voting on Proposals 2 through 4 (as numbered in the company’s 2005 Proxy Statement) were as follows:

Proposal 2. Shareholders approved KPMG LLP as the company’s independent auditors for 2005.

	For	Against	Abstain	Broker Non-votes
Approval of KPMG as Independent Auditors	178,669,975	530,860	1,169,735	—

Proposal 3. A shareholder proposal recommending that the Board of Directors adopt a policy requiring a shareholder vote on the adoption of future severance agreements for senior executives did not receive a majority of the votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Future Severance Agreements	67,722,756	95,547,382	1,623,943	15,476,489

Proposal 4. A shareholder proposal requesting that the company provide its shareholders a comprehensive report of its foreign sales of weapons-related products and services did not receive a majority of the votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Foreign Military Sales	9,326,137	140,289,969	15,277,975	15,476,489

ITEM 6. EXHIBITS

Exhibits
31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: August 4, 2005