Form 10-Q
period 2005-10-02
GENERAL DYNAMICS CORP
filed 2005-11-02
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☑    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑.

201,302,713 shares of the registrant’s common stock, $1 par value per share, were outstanding at October 30, 2005.

GENERAL DYNAMICS CORPORATION

GENERAL DYNAMICS CORPORATION

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	October 2 2005 (Unaudited)	December 31 2004
ASSETS
Current Assets:
Cash and equivalents	$1,754	$976
Accounts receivable	1,720	1,450
Contracts in process	3,133	2,890
Inventories	1,350	1,195
Assets of discontinued operations	8	412
Other current assets	421	408
Total Current Assets	8,386	7,331

Noncurrent Assets:
Property, plant and equipment, net	2,057	2,153
Intangible assets, net	923	948
Goodwill	6,677	6,429
Other assets	707	683
Total Noncurrent Assets	10,364	10,213
	$18,750	$17,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$507	$6
Accounts payable	1,592	1,505
Liabilities of discontinued operations	14	101
Other current liabilities	4,218	3,766
Total Current Liabilities	6,331	5,378

Noncurrent Liabilities:
Long-term debt	2,790	3,291
Other liabilities	1,656	1,686
Commitments and contingencies (See Note L)
Total Noncurrent Liabilities	4,446	4,977

Shareholders’ Equity:
Common stock, including surplus	1,113	998
Retained earnings	7,960	7,146
Treasury stock	(1,345)	(1,206)
Accumulated other comprehensive income	245	251
Total Shareholders’ Equity	7,973	7,189
	$18,750	$17,544

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Three Months Ended
	October 2 2005	October 3 2004
Net Sales	$5,380	$4,647
Operating costs and expenses	4,792	4,154
Operating Earnings	588	493
Interest expense, net	(30)	(33)
Other (expense) income, net	(2)	3
Earnings from Continuing Operations before Income Taxes	556	463
Provision for income taxes, net	182	143
Earnings from Continuing Operations	$374	$320
Discontinued operations, net of tax	—	2
Net Earnings	$374	$322
Earnings per Share - Basic
Continuing operations	$1.86	$1.60
Discontinued operations	—	0.01
Net Earnings	$1.86	$1.61
Earnings per Share - Diluted
Continuing operations	$1.84	$1.59
Discontinued operations	—	0.01
Net Earnings	$1.84	$1.60
Dividends Per Share	$0.40	$0.36
Supplemental Information:
General and administrative expenses included in operating costs and expenses	$321	$283

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

(Dollars in millions, except per share amounts)

	Nine Months Ended
	October 2 2005	October 3 2004
Net Sales	$15,413	$13,945
Operating costs and expenses	13,828	12,531
Operating Earnings	1,585	1,414
Interest expense, net	(93)	(111)
Other expense, net	(3)	(9)
Earnings from Continuing Operations before Income Taxes	1,489	1,294
Provision for income taxes, net	427	419
Earnings from Continuing Operations	$1,062	$875
Discontinued operations, net of tax	(7)	16
Net Earnings	$1,055	$891
Earnings per Share - Basic
Continuing operations	$5.29	$4.39
Discontinued operations	(0.04)	0.08
Net Earnings	$5.25	$4.47
Earnings per Share - Diluted
Continuing operations	$5.25	$4.35
Discontinued operations	(0.04)	0.08
Net Earnings	$5.21	$4.43
Dividends Per Share	$1.20	$1.08
Supplemental Information:
General and administrative expenses included in operating costs and expenses	$955	$845

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

(Dollars in millions)

	Nine Months Ended
	October 2 2005	October 3 2004
Cash Flows from Operating Activities:
Earnings from Continuing Operations	$1,062	$875
Adjustments to reconcile Earnings from Continuing Operations to net cash provided by operating activities –
Depreciation, depletion and amortization of property, plant and equipment	179	171
Amortization of intangible assets	76	67
Deferred income tax provision	103	222
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(243)	(16)
Contracts in process	(213)	(276)
Inventories	(136)	(129)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	74	(58)
Billings in excess of costs and estimated profits	274	122
Other current liabilities	57	(48)
Other, net	(65)	58
Net Cash Provided by Operating Activities from Continuing Operations	1,168	988
Net Cash (Used) Provided by Discontinued Operations	(12)	8
Net Cash Provided by Operating Activities	1,156	996
Cash Flows from Investing Activities:
Proceeds from sale of assets, net	362	23
Business acquisitions, net of cash acquired	(277)	(526)
Capital expenditures	(167)	(175)
Other, net	10	3
Net Cash Used by Investing Activities	(72)	(675)
Cash Flows from Financing Activities:
Dividends paid	(232)	(206)
Purchases of common stock	(200)	—
Proceeds from option exercises	127	114
Repayment of floating rate notes	—	(500)
Net proceeds of commercial paper	—	190
Net repayments of other debt	—	(46)
Other, net	(1)	(48)
Net Cash Used by Financing Activities	(306)	(496)
Net Increase (Decrease) in Cash and Equivalents	778	(175)
Cash and Equivalents at Beginning of Period	976	861
Cash and Equivalents at End of Period	$1,754	$686
Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$369	$136
Interest	$96	$116

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

GENERAL DYNAMICS CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

(A)	Basis of Preparation

The term “company” or “General Dynamics” refers to General Dynamics Corporation and all of its wholly-owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three- and nine-month periods ended October 2, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three- and nine-month periods ended October 2, 2005, and October 3, 2004. In 2004 and 2005, General Dynamics sold certain non-core businesses, as discussed in Note C. The unaudited Consolidated Financial Statements have been restated to reflect the results of operations of these businesses in discontinued operations. Additionally, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

(B)	Acquisitions, Intangible Assets and Goodwill

In the first nine months of 2005, General Dynamics acquired the following businesses for a total cost of approximately $275, which was paid in cash:

Information Systems and Technology

•	Itronix Corporation (Itronix) of Spokane, Washington, on September 2. Itronix provides wireless, rugged mobile computing solutions as well as wireless integration and support services for military, public safety and select commercial markets.

•	Tadpole Computer, Inc. (Tadpole), of Cupertino, California, on August 16. Tadpole provides mobile, secure and battlefield-tested computing platforms for mission-critical military, government and commercial operations.

•	MAYA Viz Ltd. (MAYA Viz), of Pittsburgh, Pennsylvania, on April 1. MAYA Viz provides enhanced visualization and collaboration technologies that support real-time decision-making.

In 2004, General Dynamics acquired the following businesses for a total cost of approximately $500, which was paid in cash:

Information Systems and Technology

•	TriPoint Global Communications Inc. (TriPoint), of Newton, North Carolina, on September 17. TriPoint provides ground-based satellite and wireless communication equipment and integration services for voice, video and data applications.

•	Spectrum Astro, Inc. (Spectrum Astro), of Gilbert, Arizona, on July 9. Spectrum Astro manufactures and integrates space systems, satellites and ground-support equipment.

Combat Systems

•	Engineering Technology Inc. (ETI), of Orlando, Florida, on November 1. ETI engineers, designs and constructs special-purpose munitions and mechanical, electromechanical, electronic and electro-optic devices.

The operating results of these businesses have been included with General Dynamics’ results as of the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Certain of the estimates related to the Itronix, Tadpole and MAYA Viz acquisitions are still preliminary at October 2, 2005. The company is awaiting the completion of the identification and valuation of intangible assets acquired. The company expects these analyses to be completed during the first quarter of 2006.

Intangible assets consisted of the following:

	October 2 2005			December 31 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,001	$(258)	$743	$987	$(207)	$780
Other intangible assets	335	(155)	180	298	(130)	168
	$1,336	$(413)	$923	$1,285	$(337)	$948

The company amortizes contract and program intangible assets on a straight-line basis over 5 to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over 3 to 21 years.

Amortization expense was $25 and $76 for the three- and nine-month periods ended October 2, 2005, and $22 and $67 for the three- and nine-month periods ended October 3, 2004. The company expects to record annual amortization expense over the next five years as follows:

2006	$97
2007	$95
2008	$88
2009	$88
2010	$80

The changes in the carrying amount of goodwill by business group for the nine months ended October 2, 2005, were as follows:

	December 31 2004	Acquisitions (a)	Dispositions	Other (b)	October 2 2005
Information Systems and Technology	$3,905	$243	$—	$8	$4,156
Combat Systems	1,982	6	(3)	(8)	1,977
Marine Systems	193	—	—	—	193
Aerospace	348	2	—	—	350
Resources	1	—	—	—	1
	$6,429	$251	$(3)	$—	$6,677

(a)	Includes adjustments to preliminary assignment of fair value to net assets previously acquired.
(b)	Consists of adjustments for currency translation.

(C)	Discontinued Operations

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

Also in 2004, the company entered into definitive agreements to sell two additional businesses. The company entered into agreements to sell its aeronautical research and development business in the Information Systems and Technology group and its propulsion systems business in the Combat Systems group. These transactions closed in the first quarter of 2005. In addition to the 2004 activity, the company sold two more businesses in the first quarter of 2005. These included the facilities research and development business and the airborne electronics systems business in the Information Systems and Technology group. The company recognized an after-tax loss of $8 from the sale of these businesses in discontinued operations in 2005. The company received combined net proceeds from these transactions of $321 in 2005.

The financial statements for all periods have been restated to present the results of operations of these businesses in discontinued operations.

The summary of operating results from discontinued operations follows:

	Three Months Ended		Nine Months Ended
	October 2 2005	October 3 2004	October 2 2005	October 3 2004
Net sales	$—	$110	$46	$334
Operating expenses	—	104	44	307
Operating earnings	—	6	2	27
(Loss) gain on disposal	—	(3)	33	(3)
Earnings before taxes	—	3	35	24
Tax provision	—	1	42	8
Earnings (loss) from discontinued operations	$—	$2	$(7)	$16

Assets and liabilities of discontinued operations consisted of the following:

	October 2 2005	December 31 2004
Accounts receivable	$—	$35
Contracts in process	—	72
Property, plant and equipment, net	—	40
Intangible assets, net	—	74
Goodwill	—	148
Other assets	8	43
Assets of discontinued operations	$8	$412
Accounts payable	—	16
Other liabilities	14	85
Liabilities of discontinued operations	$14	$101

(D)	Equity Compensation Plans

The company accounts for its equity compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The company measures compensation expense for stock options as the excess, if any, of the quoted market price of the company’s stock at the measurement date over the exercise price. The company records stock awards at fair value on the date of the award.

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, General Dynamics’ net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

		Three Months Ended		Nine Months Ended
		October 2 2005	October 3 2004	October 2 2005	October 3 2004
Net earnings, as reported		$374	$322	$1,055	$891
Add: Stock-based compensation expense included in reported net earnings, net of tax*		7	10	20	26
Deduct: Total fair value-based compensation expense, net of tax		(16)	(17)	(47)	(45)
	Pro forma	$365	$315	$1,028	$872

Net earnings per share - basic:	As reported	$1.86	$1.61	$5.25	$4.47
	Pro forma	$1.82	$1.58	$5.12	$4.38

Net earnings per share - diluted:	As reported	$1.84	$1.60	$5.21	$4.43
	Pro forma	$1.80	$1.56	$5.08	$4.34

*	Represents restricted stock grants under the company’s Equity Compensation Plan and 1997 Incentive Compensation Plan.

The weighted average fair value of each stock option included in the preceding pro forma amounts was estimated using the Black-Scholes option pricing model and is amortized over the vesting period of the underlying options.

(E)	Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 2 2005	October 3 2004	October 2 2005	October 3 2004
Net earnings	$374	$322	$1,055	$891
Foreign currency translation adjustments	47	33	(1)	(5)
Fair value adjustments on cash flow hedges	15	5	(4)	16
Other	1	2	(1)	(1)
Comprehensive income	$437	$362	$1,049	$901

(F)	Earnings Per Share

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2 2005	October 3 2004	October 2 2005	October 3 2004
Basic weighted average shares outstanding	201,060	199,964	200,775	199,201
Assumed exercise of stock options	1,689	1,711	1,523	1,693
Contingently issuable shares	54	177	54	177
Diluted weighted average shares outstanding	202,803	201,852	202,352	201,071

(G)	Contracts in Process

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term government contracts and consisted of the following:

	October 2 2005	December 31 2004
Contract costs and estimated profits	$23,637	$21,191
Other contract costs	791	788
	24,428	21,979
Less advances and progress payments	21,295	19,089
	$3,133	$2,890

Contract costs consist primarily of production costs and related overhead, such as general and administrative expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $92 as of October 2, 2005, and $37 as of December 31, 2004. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

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

(H)	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	October 2 2005	December 31 2004
Work in process	$716	$648
Raw materials	476	392
Pre-owned aircraft	116	119
Other*	42	36
	$1,350	$1,195

*	Consists primarily of coal and aggregates.

(I)	Debt

Debt consisted of the following:

	Maturity Dates	Interest Rates	October 2 2005	December 31 2004
Fixed-rate notes	2006-2015	2.125%-5.375%	$3,096	$3,095
Senior notes	2008	6.32%	150	150
Term debt	2008	7.50%	35	35
Other	Various	Various	16	17
			3,297	3,297
Less current portion			507	6
			$2,790	$3,291

As of October 2, 2005, General Dynamics had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. The offer and sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes consist of the following:

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

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent, until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of October 2, 2005, the fair value of this currency swap was a $46 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. Annual sinking fund payments of $5 are required in December 2005 through 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

As of October 2, 2005, other debt consisted primarily of two capital lease arrangements totaling $9.

As of October 2, 2005, the company had no commercial paper outstanding but maintains the ability to access the market. The company has $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2006 and a $1 billion multiyear facility expiring in July 2009. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities of approximately $502.

The company’s financing arrangements contain a number of customary covenants and restrictions. In particular, the company’s bank credit facilities include a minimum net worth threshold, which the company exceeds by a margin in excess of $2 billion. The company was in compliance with all material covenants as of October 2, 2005.

(J)	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	October 2 2005	December 31 2004
Billings in excess of costs and estimated profits	$1,291	$1,003
Customer deposits on commercial contracts	740	653
Workers’ compensation	443	432
Salaries and wages	424	365
Retirement benefits	385	355
Other	935	958
Other current liabilities	$4,218	$3,766
Deferred U.S. federal income taxes	$721	$640
Retirement benefits	322	342
Customer deposits on commercial contracts	140	100
Accrued costs of disposed businesses	45	48
Other	428	556
Other liabilities	$1,656	$1,686

(K)	Income Taxes

The company had a net deferred tax liability of $526 at October 2, 2005, and $432 at December 31, 2004. The current portion of the net deferred taxes was an asset of $175 at October 2, 2005, and $217 at December 31, 2004, and is included in other current assets on the Consolidated Balance Sheet.

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims for the years 1991 to 1993. The company filed a related refund suit for the years 1994 to 1998 on June 23, 2004. The company anticipates that it will file a related refund suit for the years 1999 to 2002. The suits seek recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. If the court awards a full recovery to the company, the refund could exceed $100, including after-tax interest. The company expects the litigation to take several years to resolve and has recognized no income from this matter.

In the first quarter of 2005, the company and the IRS reached agreement on the examination of the company’s income tax returns for 1999 through 2002. As a result of the resolution of the 1999-2002 audit cycle, the company reassessed its tax contingencies during the first quarter and recognized a non-cash benefit of $66, or $.33 per share. During the third quarter, the IRS began its examination of the company’s income tax returns for 2003 and 2004. The company has recorded liabilities for tax contingencies for open years. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

(L)	Commitments and Contingencies

Litigation

Termination of A-12 Program. In January 1991, the U.S. Navy terminated the company’s A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas, now owned by The Boeing Company, (the contractors) were parties to the contract with the Navy. Both contractors had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1.4 billion in unliquidated progress payments. The Navy agreed to defer collection of that amount pending a decision by the U.S. Court of Federal Claims on the contractors’ challenge to the termination for default, or a negotiated settlement.

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

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at October 2, 2005. This would result in a liability for the company of approximately $1.3 billion pretax. The company’s after-tax charge would be approximately $700 to $750, depending on the outcome of two related tax refund cases pending before the U.S. Court of Federal Claims (see Note K), to be taken as a charge against discontinued operations. The company believes it has sufficient resources to satisfy its obligation if required while still retaining ample liquidity.

Final Analysis. In May 2003, Final Analysis Communication Systems, Inc. (FACS), a Maryland corporation, served the company with a complaint it filed in the U.S. District Court for the District of Maryland. On October 14, 2004, FACS filed a second amended complaint alleging that the company breached contracts among the company, FACS and FACS’ then-corporate parent, Final Analysis, Inc. (FAI), a Maryland corporation. FAI is currently a debtor in the Bankruptcy Court for the District of Maryland. The second amended complaint alleged monetary damages in excess of $500, plus punitive damages. The company denied liability to FACS and asserted counterclaims.

On September 6, 2005, the jury rendered a verdict against the company in the amount of $138 and a verdict in its favor in the amount of $8 on the company’s counterclaims. The judge has not entered judgment on the jury’s verdict, but rather has asked for post-trial motions and briefs from both parties to be filed over the 150 days following the September 6 verdict. General Dynamics believes the jury’s verdict is not supported by the evidence presented and is legally flawed. The company believes that the ultimate outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

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

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion at October 2, 2005. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

As of October 2, 2005, in connection with orders for 21 Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (both Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2007 and totaled $425 as of October 2, 2005, versus $301 at December 31, 2004. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

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

The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 2, 2005, and October 3, 2004, were as follows:

Nine Months Ended	October 2 2005	October 3 2004
Beginning balance	$199	$181
Warranty expense	22	39
Payments	(30)	(29)
Adjustments*	8	1
Ending balance	$199	$192

*	Represents foreign exchange translation adjustments and warranty liabilities assumed in connection with acquisitions.

(M)	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits to certain eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and nine-month periods ended October 2, 2005, and October 3, 2004, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 2 2005	October 3 2004	October 2 2005	October 3 2004
Service cost	$62	$55	$4	$4
Interest cost	100	99	17	18
Expected return on plan assets	(135)	(132)	(6)	(6)
Recognized net actuarial loss	1	—	2	3
Amortization of unrecognized transition obligation	—	—	—	2
Amortization of prior service cost	(1)	8	—	—
Net periodic cost	$27	$30	$17	$21

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	October 2 2005	October 3 2004	October 2 2005	October 3 2004
Service cost	$186	$165	$12	$12
Interest cost	300	299	51	54
Expected return on plan assets	(405)	(398)	(20)	(20)
Recognized net actuarial loss	3	2	8	9
Amortization of unrecognized transition obligation	—	—	1	6
Amortization of prior service cost	(3)	24	(1)	(1)
Net periodic cost	$81	$92	$51	$60

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

The company adopted Financial Accounting Standards Board Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, (which superseded FSP No. FAS 106-1) effective December 31, 2004. This FSP provides guidance on the accounting for the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effects of these provisions resulted in a reduction of $65 in the company’s accumulated post-retirement obligation for benefits attributed to past service as of December 31, 2004, and an expected reduction of $8 in the company’s 2005 net periodic post-retirement benefit cost. The federal government is expected to begin making the subsidy payments to employers in 2006.

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

Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	October 2 2005	October 3 2004	October 2 2005	October 3 2004
Information Systems and Technology	$1,985	$1,590	$228	$176
Combat Systems	1,240	1,031	159	128
Marine Systems	1,171	1,154	52	62
Aerospace	906	798	146	117
Resources/Corporate (a)	78	74	3	10
	$5,380	$4,647	$588	$493

	Net Sales		Operating Earnings
Nine Months Ended	October 2 2005	October 3 2004	October 2 2005	October 3 2004
Information Systems and Technology	$5,750	$4,874	$650	$537
Combat Systems	3,415	3,099	386	351
Marine Systems	3,559	3,611	166	241
Aerospace	2,487	2,175	372	277
Resources/Corporate (a)	202	186	11	8
	$15,413	$13,945	$1,585	$1,414

	Identifiable Assets
	October 2 2005	December 31 2004
Information Systems and Technology	$7,008	$6,576
Combat Systems	5,116	4,818
Marine Systems	2,224	2,092
Aerospace	2,721	2,612
Resources (a)	267	270
Corporate (b)	1,414	1,176
	$18,750	$17,544

(a)	Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.

(b)	Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

(O)	Condensed Consolidating Financial Statements

The fixed-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of October 2, 2005, and December 31, 2004, for the balance sheet, as well as the statements of earnings and cash flows for the three- and nine-month periods ended October 2, 2005, and October 3, 2004.

Condensed Consolidating Statement of Earnings

Three Months Ended October 2, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$4,640	$740	$—	$5,380
Cost of sales	10	3,847	614	—	4,471
General and administrative expenses	—	282	39	—	321
Operating Earnings	(10)	511	87	—	588
Interest expense	(35)	—	(2)	—	(37)
Interest income	5	—	2	—	7
Other expense, net	(11)	4	5	—	(2)
Earnings from Continuing Operations before Income Taxes	(51)	515	92	—	556
Provision for income taxes	14	146	22	—	182
Equity in net earnings of subsidiaries	439	—	—	(439)	—
Net Earnings	$374	$369	$70	$(439)	$374

Three Months Ended October 3, 2004
Net Sales	$—	$3,744	$903	$—	$4,647
Cost of sales	(2)	3,116	757	—	3,871
General and administrative expenses	—	235	48	—	283
Operating Earnings	2	393	98	—	493
Interest expense	(34)	(1)	(4)	—	(39)
Interest income	2	—	4	—	6
Other income, net	(1)	5	(1)	—	3
Earnings from Continuing Operations before Income Taxes	(31)	397	97	—	463
Provision for income taxes	(15)	129	29	—	143
Discontinued operations, net of tax	—	2	—	—	2
Equity in net earnings of subsidiaries	338	—	—	(338)	—
Net Earnings	$322	$270	$68	$(338)	$322

Condensed Consolidating Statement of Earnings

Nine Months Ended October 2, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$13,398	$2,015	$—	$15,413
Cost of sales	9	11,162	1,702	—	12,873
General and administrative expenses	—	840	115	—	955
Operating Earnings	(9)	1,396	198	—	1,585
Interest expense	(97)	(3)	(13)	—	(113)
Interest income	11	—	9	—	20
Other expense, net	(8)	(1)	6	—	(3)
Earnings from Continuing Operations before Income Taxes	(103)	1,392	200	—	1,489
Provision for income taxes	(89)	445	71	—	427
Discontinued operations, net of tax	—	(7)	—	—	(7)
Equity in net earnings of subsidiaries	1,069	—	—	(1,069)	—
Net Earnings	$1,055	$940	$129	$(1,069)	$1,055

Nine Months Ended October 3, 2004
Net Sales	$—	$11,365	$2,580	$—	$13,945
Cost of sales	2	9,523	2,161	—	11,686
General and administrative expenses	—	687	158	—	845
Operating Earnings	(2)	1,155	261	—	1,414
Interest expense	(102)	(4)	(14)	—	(120)
Interest income	2	—	7	—	9
Other expense, net	(25)	6	10	—	(9)
Earnings from Continuing Operations before Income Taxes	(127)	1,157	264	—	1,294
Provision for income taxes	(65)	395	89	—	419
Discontinued operations, net of tax	—	16	—	—	16
Equity in net earnings of subsidiaries	953	—	—	(953)	—
Net Earnings	$891	$778	$175	$(953)	$891

Condensed Consolidating Balance Sheet

October 2, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,008	$—	$746	$—	$1,754
Accounts receivable	2	1,307	411	—	1,720
Contracts in process	94	2,608	431	—	3,133
Inventories
Work in process	—	690	26	—	716
Raw materials	—	455	21	—	476
Pre-owned aircraft	—	116	—	—	116
Other	—	42	—	—	42
Assets of discontinued operations	—	8	—	—	8
Other current assets	121	118	182	—	421
Total Current Assets	1,225	5,344	1,817	—	8,386
Noncurrent Assets:
Property, plant and equipment	140	3,538	512	—	4,190
Accumulated depreciation, depletion & amortization of PP&E	(28)	(1,849)	(256)	—	(2,133)
Intangible assets and goodwill	—	6,520	1,493	—	8,013
Accumulated amortization of intangible assets	—	(352)	(61)	—	(413)
Other assets	55	538	114	—	707
Investment in subsidiaries	14,731	—	—	(14,731)	—
Total Noncurrent Assets	14,898	8,395	1,802	(14,731)	10,364
	$16,123	$13,739	$3,619	$(14,731)	$18,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$7	$—	$—	$507
Liabilities of discontinued operations	—	14	—	—	14
Other current liabilities	259	4,031	1,520	—	5,810
Total Current Liabilities	759	4,052	1,520	—	6,331
Noncurrent Liabilities:
Long-term debt	2,596	37	157	—	2,790
Other liabilities	244	1,208	204	—	1,656
Total Noncurrent Liabilities	2,840	1,245	361	—	4,446
Shareholders’ Equity:
Common stock, including surplus	1,113	717	1,119	(1,836)	1,113
Other shareholders’ equity	11,411	7,725	619	(12,895)	6,860
Total Shareholders’ Equity	12,524	8,442	1,738	(14,731)	7,973
	$16,123	$13,739	$3,619	$(14,731)	$18,750

Condensed Consolidating Balance Sheet

December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$423	$—	$553	$—	$976
Accounts receivable	2	1,075	373	—	1,450
Contracts in process	63	2,157	670	—	2,890
Inventories
Work in process	—	620	28	—	648
Raw materials	—	376	16	—	392
Pre-owned aircraft	—	119	—	—	119
Other	—	35	1	—	36
Assets of discontinued operations	—	412	—	—	412
Other current assets	129	50	229	—	408
Total Current Assets	617	4,844	1,870	—	7,331
Noncurrent Assets:
Property, plant and equipment	134	3,314	719	—	4,167
Accumulated depreciation, depletion & amortization of PP&E	(22)	(1,714)	(278)	—	(2,014)
Intangible assets and goodwill	—	5,468	2,246	—	7,714
Accumulated amortization of intangible assets	—	(274)	(63)	—	(337)
Other assets	32	543	108	—	683
Investment in subsidiaries	13,448	—	—	(13,448)	—
Total Noncurrent Assets	13,592	7,337	2,732	(13,448)	10,213
	$14,209	$12,181	$4,602	$(13,448)	$17,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$—	$—	$6
Liabilities of discontinued operations	—	101	—	—	101
Other current liabilities	201	3,443	1,627	—	5,271
Total Current Liabilities	201	3,550	1,627	—	5,378
Noncurrent Liabilities:
Long-term debt	3,095	38	158	—	3,291
Other liabilities	320	1,093	273	—	1,686
Total Noncurrent Liabilities	3,415	1,131	431	—	4,977
Shareholders’ Equity:
Common stock, including surplus	998	5,247	1,925	(7,172)	998
Other shareholders’ equity	9,595	2,253	619	(6,276)	6,191
Total Shareholders’ Equity	10,593	7,500	2,544	(13,448)	7,189
	$14,209	$12,181	$4,602	$(13,448)	$17,544

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 2, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating
Activities from Continuing Operations	$(83)	$984	$267	$—	$1,168
Net Cash Used by Discontinued Operations	—	(12)	—	—	(12)
Net Cash Provided by Operating Activities	(83)	972	267	—	1,156
Cash Flows from Investing Activities:
Proceeds from sale of assets, net	—	361	1	—	362
Business acquisitions, net of cash acquired	—	(277)	—	—	(277)
Capital expenditures	(4)	(136)	(27)	—	(167)
Other, net	—	10	—	—	10
Net Cash Used by Investing Activities	(4)	(42)	(26)	—	(72)
Cash Flows from Financing Activities:
Dividends paid	(232)	—	—	—	(232)
Purchases of common stock	(200)	—	—	—	(200)
Other, net	127	—	(1)	—	126
Net Cash Used by Financing Activities	(305)	—	(1)	—	(306)
Cash sweep by parent	977	(930)	(47)	—	—
Net Increase in Cash and Equivalents	585	—	193	—	778
Cash and Equivalents at Beginning of Period	423	—	553	—	976
Cash and Equivalents at End of Period	$1,008	$—	$746	$—	$1,754

Nine Months Ended October 3, 2004
Net Cash Provided by Operating
Activities from Continuing Operations	$(188)	$1,298	$(122)	$—	$988
Net Cash Provided by Discontinued Operations	—	8	—	—	8
Net Cash Provided by Operating Activities	(188)	1,306	(122)	—	996
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(7)	(518)	(1)	—	(526)
Capital expenditures	(24)	(101)	(50)	—	(175)
Other, net	—	12	14	—	26
Net Cash Used by Investing Activities	(31)	(607)	(37)	—	(675)
Cash Flows from Financing Activities:
Repayment of floating-rate notes	(500)	—	—	—	(500)
Dividends paid	(206)	—	—	—	(206)
Net proceeds of commercial paper	190	—	—	—	190
Other, net	12	(1)	9	—	20
Net Cash Used by Financing Activities	(504)	(1)	9	—	(496)
Cash sweep by parent	614	(698)	84	—	—
Net Decrease in Cash and Equivalents	(109)	—	(66)	—	(175)
Cash and Equivalents at Beginning of Period	180	—	681	—	861
Cash and Equivalents at End of Period	$71	$—	$615	$—	$686

GENERAL DYNAMICS CORPORATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

October 2, 2005

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

Results of Operations

Consolidated Overview

General Dynamics’ net sales for the third quarter of 2005 increased 16 percent over the third quarter of 2004 to $5.4 billion. The sales growth was driven by increased volume in all of the company’s business groups, particularly the Information Systems and Technology, Combat Systems and Aerospace groups. Operating earnings grew to $588 in the third quarter of 2005, an increase of 19 percent over the third quarter of 2004. Strong performance in the Information Systems and Technology, Combat Systems and Aerospace groups more than offset additional commercial shipbuilding losses in the Marine Systems group.

Net sales for the nine-month period ended October 2, 2005, were $15.4 billion, an increase of 11 percent compared with the same period in 2004. The Information Systems and Technology, Combat Systems and Aerospace groups each contributed to the sales growth, while sales in the Marine Systems group were essentially flat compared with the prior year. Operating earnings for the first nine months of 2005 increased 12 percent to $1.6 billion over the same period in 2004. Increased volume was the main driver of the growth in operating earnings, supplemented by improved performance in the Aerospace group, though partially offset by contract losses in the Marine Systems group.

General Dynamics continued to strengthen its margin performance in the third quarter of 2005, generating margins of 10.9 percent in the quarter and 10.3 percent in the first nine months of 2005, compared with 10.6 percent and 10.1 percent in the comparable 2004 periods. General and administrative (G&A) expenses as a percentage of net sales were consistent with 2004 at 6.2 percent. The company expects G&A expenses as a percent of sales for the full year 2005 to be consistent with the full year 2004.

General Dynamics continued to generate strong cash flow from operations in the first nine months of 2005. Net cash provided by operating activities was $1.2 billion, compared with $996 in the same period in 2004. In addition, during the first nine months of 2005 the company generated $321 from the sale of several non-core businesses. The company used cash to fund acquisitions and capital expenditures, repurchase its common stock and pay dividends.

The company’s effective tax rate for the nine-month period ended October 2, 2005, was 28.7 percent compared with 32.4 percent for the first nine months of 2004. The company’s effective tax rate for the first nine months of 2005 was impacted favorably by the resolution of the company’s 1999-2002 federal income tax audit during the first quarter. This settlement resulted in a $66, or $.33 per-share, non-cash benefit, which reduced the company’s effective tax rate for the first nine months of 2005 by 4.4 percent. Excluding the effect of the resolution of tax matters related to prior years, the company expects the effective tax rate for the full year to approximate the 2004 rate. For additional discussion of tax matters, as well as a discussion of the net deferred tax liability, see Note K to the unaudited Consolidated Financial Statements.

In 2004, the company reviewed its businesses to identify operations that were not core to the company and could be divested. In connection with this process, the company completed the sales of several small businesses in the first quarter of 2005. The company’s reported net sales exclude the revenues associated with these businesses. The company received $321 in cash, net of taxes, in the first nine months of 2005 from the sale of these businesses and recognized an after-tax loss of $8 in discontinued operations in the nine-month period ended October 2, 2005, related to the divestiture activities. For additional discussion of these divestiture activities, see Note C to the unaudited Consolidated Financial Statements.

The company’s total backlog remained steady at $43.4 billion as of October 2, 2005, compared with $43.6 billion at the end of the second quarter of 2005. The total backlog as of the end of the quarter grew 9 percent, and the funded backlog 17 percent, over the same point in 2004. New orders received during the third quarter of 2005 were $5.1 billion, including over $2.7 billion of order activity in the Information Systems and Technology group and continued strong order activity at Gulfstream. The total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts, which may be realized over the next 15 years, was approximately $6.1 billion as of October 2, 2005.

Information Systems and Technology

Three Months Ended	October 2 2005	October 3 2004	Variance
Net sales	$1,985	$1,590	$395	25%
Operating earnings	228	176	52	30%
Operating margin	11.5%	11.1%

Nine Months Ended	October 2 2005	October 3 2004	Variance
Net sales	$5,750	$4,874	$876	18%
Operating earnings	650	537	113	21%
Operating margin	11.3%	11.0%

The Information Systems and Technology group’s net sales and operating earnings grew significantly for both the three- and nine-month periods ended October 2, 2005, compared with the same periods in 2004. The strong growth in sales and earnings was attributable to increased volume across the group’s business mix, particularly in the area of tactical and strategic mission systems, and acquisitions in the second half of 2004. Excluding the effect of acquisitions, the group’s net sales grew 19 percent and 10 percent in the three- and nine-month periods of 2005, respectively.

Several of the group’s programs that support U.S. forces deployed around the world contributed significantly to the group’s performance, most notably the following:

•	Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2), which supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide;

•	Common Hardware/Software III (CHS-3), which provides continually updated commercial and ruggedized computers, network hardware equipment and software to the U.S. armed forces and other federal agencies worldwide;

•	The Mobile User Objective System (MUOS), which enables on-the-move satellite connectivity for U.S. and allied forces; and

•	Joint Network Node (JNN), a network of networks that extends voice, video and data communications capabilities to deployed Army battalions and supports improved battle command and control for the current force.

In addition, higher activity on several of the group’s other programs contributed to the sales and earnings growth, including its support contract for the Joint Experimentation Program and Joint Futures Lab, the Canadian Maritime Helicopter Program (MHP), and the Pentagon renovation contract. The group also experienced increased demand for several of its core products and services, including high-speed encryption devices and wireless systems.

Operating margins for both the three and nine-month periods ended October 2, 2005, improved over the same periods in 2004 as the group continues to focus on program execution and performance improvement.

The company expects sustained volume in the fourth quarter in the Information Systems and Technology group based on the continued level of demand for its products and services. While the fourth quarter margins may decline slightly due to the timing and mix of contract performance phases and customer deliveries, the company expects the group’s full-year operating margins to remain in the low-double-digit range.

Combat Systems

Three Months Ended	October 2 2005	October 3 2004	Variance
Net sales	$1,240	$1,031	$209	20%
Operating earnings	159	128	31	24%
Operating margin	12.8%	12.4%

Nine Months Ended	October 2 2005	October 3 2004	Variance
Net sales	$3,415	$3,099	$316	10%
Operating earnings	386	351	35	10%
Operating margin	11.3%	11.3%

The Combat Systems group’s net sales and operating earnings improved substantially in the third quarter of 2005 over the same quarter in 2004. Activity has increased significantly on the Stryker wheeled combat vehicle program as the group continued production of the fifth brigade of vehicles and demand for add-on armor increased. The group also experienced an increase in volume on several other combat vehicle programs, including the M1A2 Abrams main battle tank upgrade program and the RG-31 mine-protected personnel vehicle contract. The increases in sales and earnings were offset slightly by lower activity on certain European combat vehicle production programs, including the completion of deliveries on the ULAN tracked armored vehicle program and the timing of customer requirements for Piranha wheeled vehicles. The group’s margins for the third quarter were up slightly due to a shift in product mix across the group’s businesses.

The strong growth in net sales and operating earnings in the first nine months of 2005 compared with the same period in 2004 resulted from increased volume on several combat vehicle production programs, including Stryker, the Leopard battle tank and the Pizarro Advance Infantry Fighting Vehicle. The sales and earnings growth was also driven by higher activity on the M1A2 tank upgrade program and increased demand for several products in the group’s armaments and munitions businesses, including reactive armor, machine guns, and large- and medium-caliber ammunition. These increases were offset in part by the completion of certain of the group’s international combat vehicle programs, including the Australian and New Zealand light armored vehicle contracts and the final deliveries of ULAN vehicles. The group also experienced a temporary decline in volume on the Hydra-70 rocket production program in the first nine months of 2005, as the group transitions to a new contract awarded earlier in the year. The group’s operating margins for nine-month period ended October 2, 2005, were consistent with the performance delivered in the same period in 2004.

The company expects substantial revenue growth in the Combat Systems group in the fourth quarter based on the cyclical nature of the group’s international businesses and the timing of customer requirements. For the full year 2005, the company expects that operating margins will be consistent with the average margins experienced in 2004.

Marine Systems

Three Months Ended	October 2 2005	October 3 2004	Variance
Net sales	$1,171	$1,154	$17	1%
Operating earnings	52	62	(10)	-16%
Operating margin	4.4%	5.4%

Nine Months Ended	October 2 2005	October 3 2004	Variance
Net sales	$3,559	$3,611	$(52)	-1%
Operating earnings	166	241	(75)	-31%
Operating margin	4.7%	6.7%

The Marine Systems group’s net sales remained steady in the third quarter and first nine months of 2005 compared with the same periods in 2004. Volume continued to increase on the Virginia-class submarine and T-AKE combat logistics ship construction programs. This growth was offset by the completion of the Seawolf submarine program, reduced activity on the group’s commercial tanker contract, and a lower volume of repair and engineering contracts as extended fleet missions delayed ship availabilities.

Operating earnings and margins were down significantly in the third quarter and first nine months of 2005 compared with the same periods in 2004. The decrease in earnings was due to program losses and a shift in the mix of the group’s contracts from mature, fixed-price production to early-stage, cost-type design and production.

The group has experienced cost and scope growth on a number of programs in 2005. In the first quarter of 2005, the company experienced schedule delays on its contract to build four double-hull oil tankers due primarily to adverse weather conditions at the shipyard. These conditions caused labor and material cost growth, resulting in an additional loss of $19 on the program in the first quarter. The company’s estimates to complete the program remained firm in the second quarter. At the end of the third quarter, the third ship was substantially complete, and the fourth ship was two-thirds complete. The additional progress made in the quarter revealed additional labor hour growth on the third ship. Based on this data and the limited scope of work remaining to regain any labor efficiencies, the company recorded an additional $31 loss on the program. The third and fourth ships are scheduled to be delivered in the fourth quarter of 2005 and the third quarter of 2006, respectively. Management does not expect to recognize any additional charges on the commercial tanker program, though risk will remain until the final ship is delivered.

The group’s operating earnings and margins were also negatively impacted by losses totaling approximately $20 recorded in the first half of 2005 on two submarine maintenance and overhaul contracts. These losses resulted from customer-requested change orders that the group fulfilled prior to securing adequate contract protection. The company is negotiating with the customer to recover some of its costs incurred and does not expect to have this type of exposure on future contracts.

The group has also experienced cost growth on the Navy’s T-AKE program resulting primarily from design-related change requests from the customer. While the company is still working on the first of eight ships under contract on a potential 12-ship program, it has stopped recording profit on the contract until the estimates to complete the program improve. The company has formally submitted its initial request for equitable adjustment and is in discussions with the customer to quantify its contractual relief for these unanticipated costs. The company has recognized in its estimates at completion $55 as the minimum of contractual recovery to which it is entitled.

The company expects to achieve margin improvement in the group over time on gradually declining volume.

Aerospace

Three Months Ended	October 2 2005	October 3 2004	Variance
Net sales	$906	$798	$108	14%
Operating earnings	146	117	29	25%
Operating margin	16.1%	14.7%
Aircraft deliveries (in units):
Green	24	20
Completion	22	21

Nine Months Ended	October 2 2005	October 3 2004	Variance
Net sales	$2,487	$2,175	$312	14%
Operating earnings	372	277	95	34%
Operating margin	15.0%	12.7%
Aircraft deliveries (in units):
Green	65	57
Completion	59	51

The Aerospace group’s net sales increased in the third quarter of 2005 compared with the same quarter in 2004 due to additional aircraft deliveries – four green and one completion – and an improved mix of aircraft deliveries. The increase in new aircraft sales was slightly offset by lower sales of pre-owned aircraft. The group delivered three pre-owned units in the third quarter of 2005 compared with five units in the comparable 2004 period. Operating earnings and margins in the third quarter of 2005 improved significantly over the same period in 2004 as a result of the increased volume, improved pricing on some of the group’s new aircraft models, improved cost performance in the group’s aircraft completion process and higher profit on pre-owned aircraft sales.

The group’s net sales were also up for the nine-month period ended October 2, 2005, over the same period in 2004. This growth resulted from eight additional green aircraft deliveries, eight additional aircraft completions, a more favorable mix of aircraft deliveries and higher aircraft services activity. Reducing the impact of this growth was a decrease in pre-owned activity in 2005 as this market tightens up. The group has delivered eight pre-owned aircraft through the first nine months of 2005 compared with 12 at this time last year. Operating earnings and margins improved substantially in the first nine months of 2005 compared with 2004 due to the increased volume, the effects of the group’s cost containment activities, slightly improved pricing on new aircraft and higher pre-owned aircraft earnings.

The company expects continued strong performance from the Aerospace group in the fourth quarter on slightly higher volume, though the margin rate may decline somewhat due to the mix of aircraft deliveries and increased spending on product development. The company expects 2006 aircraft production levels to increase from 2005 to meet customer demand. (See Notes H and L to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Resources/Corporate

Three Months Ended	October 2 2005	October 3 2004	Variance
Net sales	$78	$74	$4	5%
Operating earnings	3	10	(7)	-70%

Nine Months Ended	October 2 2005	October 3 2003	Variance
Net sales	$202	$186	$16	9%
Operating earnings	11	8	3	38%

The Resources group’s net sales increased in the three- and nine-month periods ended October 2, 2005, compared with the same periods in 2004 due to higher volume in the group’s aggregates business. Operating earnings in 2005 were affected by adjustments to certain contingent liabilities based on newly available information.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the third and second quarters of 2005:

October 2, 2005	Funded	Unfunded	Total Backlog	IDIQ Contract Value	Total Estimated Contract Value
Information Systems and Technology	$7,310	$2,748	$10,058	$5,196	$15,254
Combat Systems	7,771	2,416	10,187	861	11,048
Marine Systems	8,876	6,660	15,536	—	15,536
Aerospace	5,156	2,188	7,344	—	7,344
Resources	181	58	239	—	239
Total	$29,294	$14,070	$43,364	$6,057	$49,421

July 3, 2005
Information Systems and Technology	$7,174	$2,033	$9,207	$5,592	$14,799
Combat Systems	7,902	2,394	10,296	90	10,386
Marine Systems	9,654	6,957	16,611	—	16,611
Aerospace	4,977	2,199	7,176	—	7,176
Resources	202	58	260	—	260
Total	$29,909	$13,641	$43,550	$5,682	$49,232

Defense Businesses

The total backlog for the company’s defense businesses represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog represents firm orders for which funding has not been appropriated. The backlog does not include work awarded under IDIQ contracts. IDIQ contract value represents management’s estimate of the future contract value under existing indefinite delivery, indefinite quantity contracts. IDIQ contracts are used when the customer has not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements set forth the majority of the contractual terms, including prices, but are funded as delivery orders are placed. A significant portion of this IDIQ value represents contracts for which the company has been designated as the sole-source supplier over several years to design, develop, produce and integrate complex products and systems for the military or other government agencies. Management believes that the customers intend to fully implement these systems. However, because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, the company recognizes these contracts in backlog only when they are funded.

The company received several notable contract awards during the third quarter of 2005, including the following:

The Information Systems and Technology group received the following contracts:

•	A $170 contract to design, manufacture and deliver 25 12-meter antennas for an advanced radio telescope array at an international astronomy facility. The project is intended to provide the world’s most sensitive, highest resolution telescope to enable scientists to observe and image galaxies, stars and planets with unprecedented clarity.

•	A modification providing approximately $150 in funding for its Rescue 21 search-and-rescue communications system for the U.S. Coast Guard. The award brings the contract value to $304. This IDIQ contract has a potential value of approximately $750 if all options are exercised.

•	A contract from the Royal Netherlands Navy worth approximately $115 to supply the New Integrated Marines Communications and Information Systems (NIMCIS). NIMCIS is a two-year program to equip the Royal Netherlands Marine Corps with the BOWMAN communications system, which the company is currently providing to the U.K. armed forces.

In addition, the Information Systems and Technology group was selected as part of a team by the Commonwealth of Australia to serve as the preferred prime system integrator for the first phase of the Battlespace Communications System (Land) program (JP 2072). JP 2072 is intended to provide the Australian Land Force with a deployable, scalable, secure and integrated battlespace communications system that allows ground forces to exchange information across all combat elements, improving soldiers’ safety and their ability to accomplish their missions. The group’s contract has an initial value of approximately $75, and the total program has a potential value of approximately $600 if all options are exercised.

The Combat Systems group was awarded a five-year contract worth approximately $170 to supply approximately 300 million rounds of small-caliber ammunition to the U.S. armed forces. The contract has a total potential value of approximately $1.2 billion if all options are exercised.

The Combat Systems group also received awards for initial services and materiel orders for the reset of armored combat vehicles, including Stryker infantry combat vehicles and Abrams tanks, returning from duty in Iraq.

The U.S. Navy awarded the Marine Systems group a contract worth over $100 to provide lead-yard services and research and development studies for Virginia-class nuclear-powered submarines in support of the company’s related submarine construction contract.

The company also has received several significant contract awards since the end of the third quarter, including the following:

The Information Systems and Technology group was awarded a contract worth more than $100 to support the development of New York’s Statewide Wireless Network. The network is intended to improve communications and enhance coordination for state and local public safety and public service organizations responding to emergency situations across New York. The Information Systems and Technology group will provide all site integration activities, including program and construction management and site development for all radio-access site infrastructure.

The Spanish Army awarded the Combat Systems group an eight-year contract worth approximately $215 to supply 70 155mm, 52 caliber APU SBT howitzers. This next generation howitzer is designed to provide improved mobility and new capabilities, including integrated command-and-control.

The Navy exercised an option worth $223 under a contract with the Marine Systems group for the detailed design and construction of the Littoral Combat Ship (LCS). The LCS is the Navy’s newest class of high-speed combatants. The company’s first LCS is expected to be delivered in 2007.

The Navy awarded the Marine Systems group a modification worth approximately $160 to its contract to convert four Trident ballistic-missile submarines to an SSGN configuration, a multi-mission submarine optimized for tactical strike and special operations support. The award covers the conversion of the fourth ship, the USS Georgia, and brings the total value of the contract to $1.3 billion.

Aerospace

The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

The Aerospace group continues to experience strong order activity. In the third quarter of 2005, orders exceeded sales for the fifth consecutive quarter. A significant portion of the Aerospace backlog is with NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of the end of the third quarter of 2005, backlog with NetJets for all aircraft types represented 32 percent of the Aerospace funded backlog and 90 percent of the Aerospace unfunded backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the first nine months of 2005. Net cash provided by operating activities was $1.2 billion for the nine-month period ended October 2, 2005, compared with $1 billion in the same period in 2004. Net earnings was the primary driver of the company’s strong cash flows from operations in the first nine months of both 2005 and 2004. In 2004, cash flows were favorably impacted by a refund of 2003 income taxes.

Free cash flow from operations for the first nine months of 2005 was $989 versus $821 for the same period in 2004. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing the company’s outstanding shares and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Nine Months Ended	October 2 2005	October 3 2004
Net cash provided by operating activities	$1,156	$996
Capital expenditures	(167)	(175)
Free cash flow from operations	$989	$821
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	110%	112%
Free cash flow from operations	94%	92%

With free cash flow from operations projected to approximate net earnings for the full year 2005, General Dynamics expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

As discussed further in Note L to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination is ultimately sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at October 2, 2005. In this outcome, the government contends the company would owe approximately $1.3 billion. The company’s after-tax cash obligation could be $600 to $650 depending on the outcome of two related tax refund cases pending before the U.S. Court of Federal Claims (see Note K to the unaudited Consolidated Financial Statements). The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Net cash used by investing activities was $72 in the first nine months of 2005 and $675 in the same period in 2004. In the first nine months of 2005, the company completed the sales of several small, non-core businesses. The company received $321 in cash, net of tax payments, from these divestiture activities. The primary uses of cash in the first nine months of 2005 and 2004 were acquisitions and capital expenditures.

During 2005, the company has acquired the following businesses for a total of approximately $275, which was paid in cash:

•	Itronix Corporation of Spokane, Washington, on September 2. Itronix provides wireless, rugged mobile computing solutions as well as wireless integration and support services for military, public safety and select commercial markets.

•	Tadpole Computer, Inc., of Cupertino, California, on August 16. Tadpole provides mobile, secure and battlefield-tested computing platforms for mission-critical military, government and commercial operations.

•	MAYA Viz Ltd., of Pittsburgh, Pennsylvania, on April 1. MAYA Viz provides enhanced visualization and collaboration technologies that support real-time decision-making.

These businesses are included in the Information Systems and Technology group.

Financing Activities

Financing activities used net cash of $306 in the nine month period ended October 2, 2005, compared with $496 in the same period in 2004. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. In the first nine months of 2004, the company repaid $546 of its outstanding debt. The company made no debt payments in the first nine months of 2005 and has virtually no maturing debt in the remainder of 2005.

On March 2, 2005, the company’s board of directors declared an increased regular quarterly dividend of $.40 per share – the eighth consecutive annual increase. The board had previously increased the regular quarterly dividend to $.36 per share in March 2004.

In the first nine months of 2005, the company repurchased two million shares at an average price of about $102 per share. The company did not repurchase any shares during the nine-month period ended October 3, 2004. The company has approximately 2.5 million remaining shares authorized for repurchase as of October 2, 2005.

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

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in the company’s critical accounting policies during the third quarter of 2005.

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

In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143. FIN 47 clarifies the definition of a conditional asset retirement obligation, as used in SFAS No. 143, as a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. The Interpretation is effective no later than December 31, 2005. The company is currently analyzing the expected impact of adoption of this Interpretation on its financial statements.

GENERAL DYNAMICS CORPORATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

October 2, 2005

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 2, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 2, 2005, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended October 2, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

GENERAL DYNAMICS CORPORATION

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	General U.S. and international political and economic conditions;

•	Changing priorities in the U.S. government’s defense budget (including the outcome of supplemental defense spending measures, and changes in priorities in response to terrorist threats, continuing operations in Afghanistan and Iraq, and improved homeland security);

•	Termination or restructuring of government contracts due to unilateral government action;

•	Differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;

•	Changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;

•	Potential for changing prices for energy and raw materials; and

•	The status or outcome of legal and/or regulatory proceedings.

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

October 2, 2005

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

Dated: November 2, 2005