Form 10-K
period 2005-12-31
GENERAL DYNAMICS CORP
filed 2006-03-03
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-3671

GENERAL DYNAMICS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-1673581
State or other jurisdiction of incorporation or organization	IRS Employer Identification No.

2941 Fairview Park Drive, Suite 100, Falls Church, Virginia	22042-4513
Address of principal executive offices	Zip code

Registrant’s telephone number, including area code:

703 876-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common stock, par value $1.00 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $20,125,000,000 as of July 3, 2005 (based on the closing price of the shares on the New York Stock Exchange).

200,144,251 shares of the registrant’s common stock were outstanding at January 29, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2006 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

2    General Dynamics 2005 Annual Report

(Dollars in millions, unless otherwise noted)

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

General Dynamics is a market leader in information systems and technologies; land and expeditionary combat vehicles and systems, armaments and munitions; shipbuilding and marine systems; and business aviation. Incorporated in Delaware, the company employs approximately 72,200 people and has a presence worldwide.

Formed in 1952 through the combination of Electric Boat Company, Consolidated Vultee (CONVAIR) and other companies, General Dynamics grew internally and through acquisitions until the early 1990s, when it sold all of its divisions except Electric Boat and Land Systems. Beginning in 1995, the company expanded those two core defense businesses by purchasing other shipyards and combat vehicle-related businesses. In 1997, to reach a new, growing market, the company began acquiring companies with expertise in information technology products and services, particularly in the command, control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) arenas. In 1999, the company purchased Gulfstream Aerospace Corporation, a business-jet aircraft and aviation-support-services company. In the last 10 years, General Dynamics has acquired and successfully integrated 40 businesses, including three in 2005.

General Dynamics focuses on creating shareholder value while delivering the best products and services possible to its military, other government and commercial customers. The company emphasizes excellence in program management and continual improvement in all of its operations. General Dynamics values ethical behavior and promotes a culture of integrity throughout all aspects of its businesses. This culture is evident in how the company deals with shareholders, employees, customers, partners and the communities in which it operates.

General Dynamics has four primary business groups – Information Systems and Technology, Combat Systems, Marine Systems and Aerospace – and a small Resources group.

PRODUCTS AND SERVICES

INFORMATION SYSTEMS AND TECHNOLOGY

The Information Systems and Technology group provides systems integration expertise, hardware and software products and support services in three principal markets.

•	Tactical and strategic mission systems: The group designs, builds and services complex command, control, communications and computing systems for defense customers worldwide, and is a recognized leader in information assurance products and systems for U.S. national security customers.

•	Intelligence mission systems: For the U.S. intelligence community, the group provides highly specialized signals and information collection, processing and distribution systems; special-purpose computing; multi-level security; data mining and fusion; special-mission satellites and payloads; and information operations services.

•	Network infrastructure and information technology services: The group provides world-class design, development, installation and integration of voice, video and data networks, as well as a full spectrum of information technology (IT) support services (such as staff augmentation and skilled mission support) to military and other government agencies and select commercial customers.

Acquisitions and new program wins since 1997 have combined to build capabilities that address each of these markets across a wide range of land, sea, air and space platforms. As a result, the group has a broad customer base that includes the U.S. Army, Marine Corps, Air Force, Navy and Coast Guard; the U.S. national security community; and international customers.

Information Systems and Technology’s total revenues have more than doubled over the past three years, reflecting the increasing use of digital, network-centric C4ISR and information-sharing technologies in the U.S. national security community. The U.S. intelligence community’s drive to improve its information-sharing capabilities increasingly requires additional secure, networked communications systems. The company expects that meeting emerging requirements among homeland defense customers to link local, state and federal communities will create another potential growth area for the group.

General Dynamics 2005 Annual Report    3

Among the key offerings that differentiate the company in these evolving markets are:

•	technologies that enable on-the-move command, control and communications, which make ground forces more agile and effective, support widely dispersed operations and reduce the size of support infrastructure;

•	capabilities to link soldiers, sensors and weapons in real time, as well as the ability for commanders to maintain a clear perspective of the battlefield that can be shared at all levels of command;

•	development of “open architecture” mission systems based on open-source software and commercial-off-the-shelf technology that add advanced capabilities to land, sea and airborne platforms at reduced technical risk and cost;

•	cost-effective, operationally responsive special-mission satellites, payloads and services;

•	information assurance technologies, products, systems and services that ensure the security, integrity and confidentiality of digital communications worldwide; and

•	IT services and network infrastructure, from system architecture and design to build-out, maintenance, operations and upgrades.

Recent examples of the value of these offerings to the company’s customers from among the Information Systems and Technology group’s portfolio of more than 3,000 contracts include the following:

In November, the company successfully demonstrated a new on-the-move voice, video and data communications network known as the Warfighter Information Network-Tactical (WIN-T) for the Army. This demonstration proved, for the first time, that the required technologies and network-management skills exist to support secure, high-speed communication across a dynamic Internet Protocol network of fixed and mobile nodes using ground, airborne and satellite assets. WIN-T is a self-forming, self-healing network, requiring significantly less human involvement than existing systems. The demonstration was a key milestone in the development of WIN-T which, when deployed, will be the principal tactical communications network for the Army.

Information Systems and Technology continued its work on similar network development and deployment programs for international customers as well. The group delivered the first functional brigade set of the new BOWMAN tactical network to the United Kingdom’s Ministry of Defence, which promptly deployed it to support operations in Iraq. In addition, the Royal Dutch Marines awarded the group a contract for a BOWMAN-type system for its ground force, and the Australian Land Forces selected the group for the initial phase of a similar program called the Battlespace Communications System (Land) or “JP 2072.”

In a program designed to provide real-time links among soldiers, sensors and platforms, the Information Systems and Technology group continued its work on the small, lightweight Cluster 5 radios of the Joint Tactical Radio System (JTRS). When deployed in compact configurations ranging from handheld radios to unattended sensors and unmanned aerial vehicles, this technology will enable U.S. forces to communicate more effectively than they can with existing systems.

The company provides systems integration and design agent services for the Navy’s Open Architecture Track Manager (OATM) project, and has taken a leading role in demonstrating the value of an “open architecture” approach to mission systems on several platforms. These include the Navy’s Littoral Combat Ship and the Canadian Defence Forces’ Maritime Helicopter Project. This open architecture approach is designed to facilitate the rapid introduction of emerging technologies to platform-based mission systems at significantly lower cost and risk than is feasible under the legacy approach.

Information Systems and Technology brings its expertise to the homeland security arena as well. For example, it has a contract to provide all site integration, program and construction management for radio access in the New York Statewide Wireless Network (SWN). In addition, Information Systems and Technology is the prime contractor on the Coast Guard’s Rescue 21 communications system, which is designed to provide enhanced command-and-control communications as well as improved search-and-rescue capabilities. The group also provides IT services and other support to homeland security organizations in locations across the country.

In 2005, General Dynamics completed three acquisitions to strengthen the Information Systems and Technology group’s market position. In April, the company acquired privately held MAYA Viz Ltd., a leader in visualization and collaboration technologies that support real-time decision making. In August, General Dynamics purchased Tadpole Computer, Inc., a provider of Unix®-based mobile, secure and battlefield-tested computing platforms for mission-critical military, government and commercial operations. In September, the company acquired Itronix Corporation, further expanding its offerings of wireless, rugged, mobile computing solutions, especially for defense customers. In January 2006, the company acquired privately held FC Business Systems, Inc., which provides a broad spectrum of IT services to a variety of government customers. General Dynamics also has entered into a definitive agreement to acquire Anteon International Corporation, a leading information systems integration company that provides mission, operational and IT enterprise support to the U.S. government. The company expects the Anteon transaction to close in the first half of 2006.

4    General Dynamics 2005 Annual Report

Net sales for the Information Systems and Technology group were 37 percent of the company’s consolidated net sales in 2005, 35 percent in 2004 and 30 percent in 2003. Net sales by major products and services were as follows:

Year Ended December 31	2005	2004	2003
Tactical and strategic mission systems	$3,912	$2,966	$2,221
Intelligence mission systems	2,110	2,006	1,314
Network infrastructure and IT services	1,804	1,750	1,313
	$7,826	$6,722	$4,848

COMBAT SYSTEMS

The Combat Systems group is a leading supplier of land and expeditionary combat systems around the world, providing tracked and wheeled armored combat vehicles, armament systems and ammunition to the U.S. military and its allies. The group supplies, supports and enhances existing products and develops new combat systems for the future. Specific Combat Systems product lines include the development, manufacture and support of the following:

•	a full spectrum of wheeled armored combat vehicles,

•	tracked main battle tanks and infantry fighting vehicles,

•	guns and ammunition-handling systems,

•	ammunition and ordnance,

•	reactive armor and protection systems,

•	mobile bridge systems,

•	chemical and biohazard detection products, and

•	radomes and other complex composite components for aerospace systems.

Among its key offerings, Combat Systems produces the Army’s Stryker wheeled infantry combat vehicle, a focal point of the Army’s .ongoing transformation. The rapid development and deployment of this program, which progressed from design to fielding in just four years, demonstrates the Combat Systems group’s ability to anticipate and quickly respond to evolving customer needs.

The ability of U.S. Stryker Brigade Combat Teams to cover great distances rapidly and engage in combat operations immediately upon arrival has significantly enhanced the Army’s operational flexibility and tactical agility. In support of Operation Iraqi Freedom, Army personnel drove 310 Stryker vehicles more than six million miles in less than two years with an operational readiness rate above 95 percent. Stryker vehicle configurations include carriers for mortars, engineer squads, infantry squads, command groups and fire support teams; as well as a nuclear, biological and chemical reconnaissance vehicle; an anti-tank guided missile vehicle; a medical evacuation variant; and a Mobile Gun System featuring a 105mm cannon mounted on a low-profile turret integrated into the Stryker chassis.

General Dynamics also produces the United States’ main battle tank, the Abrams, which has been highly effective in both open and urban Iraqi terrain. The M1A2, with its System Enhancement Package (SEP), is the latest, most technologically advanced Abrams configuration. It is a fully digital platform with an enhanced command-and-control system, second-generation thermal sights and improved armor. The SEP configuration integrates new information technologies to improve soldier warfighting capability with enhanced digital features, including color maps and displays, high-density computer memory, increased microprocessing speed and improved communications capabilities.

Combat Systems is completing the development of the Marine Corps’ Expeditionary Fighting Vehicle (EFV). The EFV’s breakthrough design provides excellent cross-country mobility, lethal firepower, high speed on water and land, extensive information and communications networking, and enhanced crew protection and survivability. These attributes are designed to provide the Marine Corps with greater lethality and operational ability. Low-rate initial production is expected to begin in 2007. The company anticipates production of more than 1,000 units for the Marines through 2020, as well as additional vehicles for international sales.

The company’s European business is a recognized combat systems integrator with manufacturing and production sites in Austria, Germany, Spain and Switzerland, and has customers in more than 30 countries. General Dynamics continues to grow this business through the design, manufacture and marketing of light- and medium-weight tracked and wheeled tactical vehicles, amphibious bridge systems, artillery systems, light weapons, ammunition and propellants. Among the group’s successes in 2005 were contracts with several European customers, including agreements to provide Pandur II armored combat vehicles to the Portuguese army and navy, self-propelled howitzers to the Spanish army, Duro III wheeled armored vehicles to the German armed forces, and Eagle IV armored patrol vehicles to the Danish army.

        The Combat Systems group is involved in numerous efforts to bring advanced technologies into the current force and to help the Department of Defense achieve its transformation objectives. The group is a key participant in the development of manned and unmanned ground vehicles and key technologies for Future Combat Systems (FCS), the Army’s largest development program. The Army plans to begin FCS vehicle production in 2010 and expects to integrate several mature FCS technologies into the current force beginning in 2008. In addition, the Marine Corps has selected the group to develop and produce the Expeditionary Fire Support System (EFSS), a

General Dynamics 2005 Annual Report    5

120mm mortar system that can be internally transported by the V22 Osprey. The group also leads the consortium that is developing highly advanced robotic ground vehicles to expand the Army’s capabilities while reducing risk to soldiers.

The Combat Systems group provides solutions to new and emerging threats faced by U.S. forces around the world. For example, the group produces chemical and biological detection systems for the U.S. government, including the Joint Biological Point Detection System (JBPDS), the first deployed near-real-time biological detection capability. In addition, the group has provided solutions to protect against improvised explosive devices (IED) to the Army, Marines and Department of Homeland Security.

Combat Systems is a leader in the field of high-performance armament systems. This includes weapons carried on most U.S. fighter aircraft, such as high-speed Gatling guns and the Hydra-70 (70mm) family of rockets, as well as individual and crew-served weapons, including the M2 heavy machine gun and the MK19 grenade launcher. Combat Systems manufactures precision metal and composite components, and designs and produces shaped-charge warheads and control actuation systems. In addition, Combat Systems is a major manufacturer of large- and medium-caliber ammunition, bomb bodies and propellant. In 2005 the group was selected as a second source for up to 500 million rounds per year of critical small-caliber ammunition, such as 7.62mm and .50-caliber ammunition and the 5.56mm ammunition fired by the M-16 family of weapons. The group also provides demilitarization services for more than 50 types of munitions.

In February 2006, the company entered into a definitive agreement to acquire SNC Technologies, Inc., an ammunition system integrator that supplies small-, medium- and large-caliber ammunition and related products to armed forces and law enforcement agencies in North America and around the world. The company expects the transaction to close in the second quarter of 2006.

Net sales for the Combat Systems group were 24 percent of the company’s consolidated net sales in 2005, 23 percent in 2004 and 24 percent in 2003. Net sales by major products and services were as follows:

Year Ended December 31	2005	2004	2003
Medium armored vehicles and related products	$1,610	$1,295	$1,228
Main battle tanks and related products	931	819	799
Engineering and development	864	763	639
Munitions and propellant	615	525	406
Rockets and missile components	324	335	278
Armament systems	129	133	145
Aerospace components and other	548	537	512
	$5,021	$4,407	$4,007

MARINE SYSTEMS

The Marine Systems group designs, builds and supports submarines and a variety of ships for the Navy and commercial customers. These sophisticated platforms and capabilities include:

•	the Virginia-class attack submarine,

•	Trident ballistic-missile submarine conversion (SSGN),

•	surface warfare ships [DDG-51, DD(X), LCS],

•	auxiliary and combat-logistics ships (T-AKE),

•	commercial tankers,

•	engineering design support and

•	overhaul, repair and life-cycle support services.

Marine Systems leads the development of the Navy’s new fast-attack Virginia-class submarine and shares construction of these submarines with a teaming partner. In September 2005, the first of the Virginia-class submarines deployed for its initial mission considerably earlier than scheduled, due in large part to innovative production processes pioneered by the group. The Virginia-class submarine is an agile multi-mission platform with stealth, firepower, endurance, and advanced network and communication capabilities. In addition, the group is converting four Trident ballistic-missile submarines to SSGN submarines. The SSGN is a multi-mission submarine optimized for conventional tactical strike and special operations support, important capabilities for potential future engagements around the world. The group delivered the first of the four SSGNs, USS Ohio, to the Navy in December 2005.

The Marine Systems group also is working on a joint Defense Advanced Research Projects Agency (DARPA)/Navy submarine initiative to reduce future submarine costs. As part of this initiative, called Tango Bravo, the group has been tasked with developing and demonstrating three new technologies: an external weapon-launch system, a shaftless propulsion system and ship infrastructure reduction.

            The Marine Systems group is the lead designer and producer of Arleigh Burke-class guided-missile destroyers (DDG-51), one of the world’s most advanced surface combatants. Under the Navy’s plan, the company will augment the 26 company-built destroyers already in the fleet by delivering nine more DDGs through 2010, when the Navy plans to transition to construction of the next-generation destroyer [DD(X)]. The company, the Navy and other industry members are now designing this revolutionary multi-mission destroyer. Following the completion of a multi-year initial design and systems-engineering phase, in September 2005 the company received one of two contracts to perform transition work leading to detailed design and construction of the ship. In November 2005, the Department of Defense authorized the DD(X) program’s entry into the final

6    General Dynamics 2005 Annual Report

development phase prior to ship construction. This crucial milestone also authorized the Navy to pursue an initial production quantity of up to eight ships under a two-lead-ship strategy. The Congress continued its support of the program by fully funding the Navy’s 2006 DD(X) budget requirements. Recognizing the long-term value of two surface-combatant builders to the Navy, the Congress stipulated that the ships be procured at two separate shipyards.

Marine Systems leads one of two industry teams competitively awarded contracts for the design and construction of the Navy’s Littoral Combat Ship (LCS), a key element of the Navy’s plan to address asymmetric maritime threats. As part of the group’s industry team, the Information Systems and Technology group is developing the ship’s core computing infrastructure and electronics. The team’s first high-speed LCS trimaran is now under construction at a teammate’s Alabama facility. Delivery to the Navy is scheduled for October 2007. The multi-mission LCS platform is intended for defense against terrorist swarm boats, mines and submarine threats in coastal areas.

The group’s auxiliary ships support the U.S. military’s forward presence and combat operations by delivering essential military equipment, ammunition, food, fuel, parts and supplies to U.S. forces around the world. In support of the Navy’s global logistics requirements, Marine Systems is leading the innovation of at-sea replenishment through the design and construction of the Lewis and Clark-class (T-AKE) dry cargo/ammunition ship. The first new Navy combat-logistics ship design in almost 20 years, T-AKE is optimized for efficient cargo transfer and is the first modern Navy ship to incorporate proven commercial marine technologies, such as integrated electric-drive propulsion. Integrated electric-drive propulsion is designed to minimize T-AKE operations and maintenance costs over an expected 40-year life. In May, the group launched the first T-AKE, which is scheduled for delivery to the Navy in mid-2006.

The group also designs and manufactures commercial ships, including double-hull oil tankers. The company delivered the third tanker in a four-ship contract to its customer in November, and the fourth tanker is scheduled for completion in 2006.

In addition, the Marine Systems group provides ship and submarine repair and other comprehensive support services to the Navy and commercial customers in a variety of locations throughout the United States and around the globe. Internationally, the group provides key U.S. allies essential program management, planning and design support for submarine and surface-ship construction programs.

Net sales for the Marine Systems group were 22 percent of the company’s consolidated net sales in 2005, 25 percent in 2004 and 26 percent in 2003. Net sales by major products and services were as follows:

Year Ended December 31	2005	2004	2003
Nuclear submarines	$2,396	$2,432	$2,256
Surface combatants	1,008	1,002	973
Auxiliary and commercial ships	598	576	638
Repair and other services	693	716	404
	$4,695	$4,726	$4,271

AEROSPACE

The Aerospace group designs, develops, manufactures and services a comprehensive fleet of advanced business-jet aircraft. Corporations, private individuals and government users alike rely on these aircraft to fulfill a wide range of requirements. The Aerospace group is known for superior aircraft design, safety, quality and reliability; technologically advanced onboard systems; on-time aircraft delivery; and industry-leading product support.

Since acquiring Gulfstream Aerospace Corporation in 1999, General Dynamics has implemented a strategy of continuous, stable investment in the development of new aircraft models and technological innovations to keep Gulfstream aircraft at the leading edge of business aviation. As a result, the group has revamped and expanded its entire aircraft product line to address additional elements of the business-jet market and introduced new technologies that enhance the reputation of Gulfstream aircraft as powerful business tools.

In the past four years, the group’s product line has increased from two to six aircraft, offering more options at various price and performance points to business-jet customers than ever before. Four of the new aircraft – the G350, G450, G500 and G550 – share the same pilot type rating as the GV, resulting in significant cost efficiencies for multiple-aircraft fleet operators from both a training and a maintenance perspective.

Investment in new technologies, such as the Enhanced Vision System (EVS) and air-to-ground communications capabilities, has accelerated, helping to ensure that Gulfstream aircraft distinguish themselves from the competition. In 2005, the Aerospace group leased a 100,000-square-foot building that will be dedicated in 2006 as the Gulfstream Research and Development Center. It will centralize the company’s research and development efforts in advanced avionics and cabin technologies, enhanced vision systems, and sonic-boom suppression. In addition, the group has continued its commitment to customer service, providing award-winning responsive support that helps maintain its outstanding record of aircraft safety, reliability and availability.

General Dynamics 2005 Annual Report    7

With six aircraft models available at varying combinations of range, speed and cabin dimensions, the group competes aggressively and effectively in the mid-size to ultra-long-range market sectors.

In 2005, the Aerospace group achieved a number of important milestones that continued to distinguish its products and services from its competition. In cooperation with Israel Aircraft Industries (IAI), the company produced, tested and certified its newest business-jet aircraft, the mid-size, high-speed G150, which replaces the G100. Certified by both the Israel Civil Aviation Authority and the U.S. Federal Aviation Administration (FAA) in November, the G150 offers an entirely new cabin design that can accommodate up to eight passengers. With four passengers onboard, the G150 can fly 2,950 nautical miles nonstop, farther than any other business-jet aircraft in its class.

The company continues to enhance the position of its products outside the United States. In 2005, the European Aviation Safety Agency (EASA) and the Joint Aviation Authorities (JAA) validated the Gulfstream G350 and G500. This enabled the aircraft to be certified and registered by two agencies with extensive European and international membership, broadening the market appeal of each. In the Asia-Pacific region, the company has seen a marked increase in demand for Gulfstream aircraft, driven by corporate globalization and the growing popularity of international air charter services. In the Middle East, historically a strong Gulfstream market, aircraft sales continue to grow.

Because the high altitude capability, range, endurance, reliability and efficiency of Gulfstream aircraft are ideal for meeting a variety of mission requirements, the company remains a leading provider of aircraft for government special-mission applications. In 2005, the company delivered one aircraft to the Japanese Coast Guard for a special search-and-rescue mission; one to the National Center for Atmospheric Research; one to the Israeli Ministry of Defense; and one each to the Army and Navy. A German government agency also ordered a G550 for high-altitude research.

In 2005, the FAA certified the company’s ultra-high-speed broadband multi-link (BBML) system. This advanced technology enables customers to access the Internet at altitudes up to 51,000 feet at connection speeds similar to those typically found in corporate offices. Gulfstream’s BBML service is up to 10 times faster than other widely used in-flight connections. Video conferencing and voice-over-Internet-protocol capabilities are in development and are expected to be offered as options in 2006.

Net sales for the Aerospace group were 16 percent of the company’s consolidated net sales in 2005 and 2004 and 18 percent in 2003. Net sales by major products and services were as follows:

Year Ended December 31	2005	2004	2003
New aircraft	$2,730	$2,288	$2,081
Aircraft services	484	446	408
Pre-owned aircraft	219	278	457
	$3,433	$3,012	$2,946

8    General Dynamics 2005 Annual Report

RESOURCES

The Resources group comprises a coal mining business and an aggregates operation that mines sand, stone and gravel for construction use. Net sales were $269 in 2005, $252 in 2004 and $256 in 2003. This represented approximately 1 percent of the company’s consolidated net sales in 2005 and 2004 and 2 percent in 2003.

For additional discussion of the company’s business groups, including significant program wins in 2005, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K. For information on the revenues, operating earnings and identifiable assets attributable to each of the company’s business groups, see Note R to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

COMPETITION

Several factors sustain General Dynamics’ ability to compete successfully in all of its markets. These include the technical excellence, reliability and cost competitiveness of the company’s products and services; its reputation for integrating complex systems and delivering them on schedule; the successful management of the company’s businesses and customer relationships; and a strong company-wide focus on professional ethics.

DEFENSE MARKET

The U.S. government contracts with numerous domestic and foreign companies for defense products and services. General Dynamics competes in this arena against other defense contractors. At times the company has teaming and subcontracting relationships with some of its competitors. Key competitive factors in this market include technological innovation, low-cost production, performance and market knowledge.

The Information Systems and Technology group competes with a host of companies, from large defense companies to smaller niche competitors with specialized technologies. The Combat Systems group competes with both domestic and foreign businesses. The Marine Systems group’s market has only one other primary competitor, Northrop Grumman Corporation, with which it also cooperates on several programs, including the Virginia-class submarine and DD(X) destroyer. The Navy’s LCS program has expanded competition to include another large defense company seeking a role as a prime contractor.

BUSINESS-JET AIRCRAFT MARKET

The business-jet aircraft market is divided into segments based on aircraft range, price and cabin size. Gulfstream has at least one competitor for each of its six products, with proportionately more competitors for the shorter-range aircraft. The key competitive factors include aircraft safety and performance, service quality and timeliness, innovative marketing programs, and price. An important discriminator is technological innovation: business-jet companies that offer next-generation technologies can gain a competitive edge. The company believes that it competes effectively on all these criteria.

CUSTOMERS

In 2005, 67 percent of the company’s net sales were to the U.S. government; 17 percent were to U.S. commercial customers; 11 percent were directly to international defense customers; and the remaining 5 percent were to international commercial customers.

U. S. GOVERNMENT

The company’s primary customer is the U.S. government, particularly the Department of Defense. General Dynamics is also developing increasingly strong ties with additional U.S. customers throughout the national security community, including intelligence, homeland security and first-responder agencies at both the federal and state level. The company derives approximately two-thirds of its revenues from the U.S. government, either as a prime contractor or as a subcontractor, and expects that its business mix will remain in this range for the foreseeable future.

The company’s net sales to the U.S. government were as follows:

Year Ended December 31	2005	2004	2003
Direct	$13,617	$12,473	$10,405
Foreign Military Sales *	587	382	502
Total U.S. government	$14,204	$12,855	$10,907
Percent of total net sales	67%	67%	67%
*	In addition to its direct international sales, the company sells to foreign governments through the Foreign Military Sales (FMS) program. Under the FMS program, the company contracts with and is paid by the U.S. government, and the U.S. government assumes the risk of collection from the foreign government customer.

        The company performs its U.S. government business under both cost-reimbursement and fixed-price contracts. Contracts for research, engineering, prototypes, repair and maintenance are often cost-reimbursement arrangements. Under cost-reimbursement contracts, the customer reimburses the company for allowable costs and, based on the terms of the contract, pays a fixed fee and/or an incentive- or award-based fee. The company’s production contracts are fixed-price in most cases. In these instances, the company agrees to perform a specific scope of work for a fixed amount. In 2005, cost-reimbursement and fixed-price contracts accounted for approximately 46 percent and 54 percent, respectively, of the company’s government business.

General Dynamics 2005 Annual Report    9

Cost-reimbursement and fixed-price contracts each present advantages and disadvantages. Cost-reimbursement contracts generally involve lower risk for the company. They may include fee schedules that prompt the customer to award increased payments when the company satisfies certain performance criteria. However, not all costs are recoverable under these types of contracts. In addition, the government has the right to object to costs, and this could increase the company’s risk. Fixed-price contracts offer the company greater profit potential, if the company can complete the work for less than the contract amount. However, on fixed-price contracts the company generally absorbs cost overruns that might occur.

U. S. COMMERCIAL

The company’s commercial sales were $3,667 in 2005, $3,028 in 2004 and $2,910 in 2003. These sales represented approximately 17 percent of the company’s consolidated net sales in 2005, 16 percent in 2004 and 18 percent in 2003. The majority of these sales are for Gulfstream aircraft, primarily to FORTUNE 500® corporations and large, privately held companies. Customers from a wide range of industries operate the aircraft.

INTERNATIONAL

The company’s direct (non-FMS) sales to defense and commercial customers outside the United States were $3,373 in 2005, $3,236 in 2004 and $2,511 in 2003. These sales represented approximately 16 percent of the company’s consolidated net sales in 2005, 17 percent in 2004 and 15 percent in 2003.

General Dynamics’ overseas subsidiaries conduct most of the company’s direct international defense sales. The company has an operating presence around the world, including subsidiary operations in Australia, Austria, Canada, Germany, Mexico, Spain, Switzerland and the United Kingdom. General Dynamics’ overseas subsidiaries are committed to developing long-term relationships in their respective countries and have distinguished themselves as principal regional suppliers. International commercial sales are primarily exports of business-jet aircraft.

For information regarding sales and assets by geographic region, see Note R to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

SUPPLIERS

The company depends on suppliers and subcontractors for raw materials and components. These supply networks can experience price fluctuations. Raw materials, particularly steel, have recently experienced cost growth, which can put pressure on pricing. The company has not experienced, and does not foresee, any difficulty in obtaining the materials, components or supplies necessary for its business operations.

RESEARCH AND DEVELOPMENT

The company conducts independent research and development (R&D) activities as part of its normal business operations. Over the past three years, the majority of company-sponsored R&D expenditures was in the defense business. In accordance with government regulations, the company recovers a significant portion of these expenditures through overhead charges to U.S. government contracts. In the commercial sector, the Aerospace group R&D activities support primarily product enhancement and development programs for Gulfstream aircraft. The company also conducts R&D activities under U.S. government contracts to develop products for large development and technology programs.

Research and development expenditures were as follows:

Year Ended December 31	2005	2004	2003
Company–sponsored	$344	$326	$276
Customer–sponsored	206	194	229
	$550	$520	$505

10    General Dynamics 2005 Annual Report

BACKLOG

The company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

Summary backlog information for each business group follows:

							2005 Total Backlog Not Expected to be Completed in 2006
December 31	2005			2004
	Funded	Unfunded	Total	Funded	Unfunded	Total
Information Systems and Technology	$6,960	$2,415	$9,375	$7,071	$2,276	$9,347	$3,897
Combat Systems	6,954	2,374	9,328	6,398	2,318	8,716	5,083
Marine Systems	8,419	7,014	15,433	9,899	6,943	16,842	11,053
Aerospace	5,853	2,210	8,063	4,652	2,192	6,844	4,735
Resources	165	65	230	200	58	258	120
	$28,351	$14,078	$42,429	$28,220	$13,787	$42,007	$24,888

REGULATORY MATTERS

U . S . GOVERNMENT DEFENSE CONTRACTS

U.S. government contracts are subject to procurement laws and regulations. The Federal Acquisition Regulation (FAR) governs the majority of the company’s contracts. The FAR mandates uniform policies and procedures for U.S. government acquisitions and purchased services. Also, there can be agency-specific acquisition regulations that provide implementing language for, or that supplement, the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation supplement (DFARs). For all federal government entities, the FAR regulates the phases of any products or services acquisition, including:

•	acquisition planning,

•	competition requirements,

•	contractor qualifications,

•	protection of source selection and vendor information, and

•	acquisition procedures.

The FAR also guides government agencies in the management phase of contracts after the award. For example, FAR language regulates the conditions under which the government can terminate a contract. This can occur at the government’s convenience or for default. If a contract is terminated for the convenience of the government, a contractor is entitled to receive payments for its allowable costs. Generally, this includes the proportionate share of fees or earnings for the work already done. If a contract is terminated for default, in most cases the government pays for only the work it has accepted. In addition, the FAR subjects the company to audits and other reviews by the government. These reviews cover issues such as cost, performance, accounting and general business practices relating to its contracts. Such reviews may result in a government adjustment of the company’s contract-related costs and fees. Failure to comply with procurement laws or regulations can also result in civil, criminal or administrative proceedings. These might involve fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period of time.

INTERNATIONAL

The company’s international sales are subject to U.S. and foreign government regulations and procurement policies and practices. They are also subject to regulations relating to import-export control, investments, exchange controls and repatriation of earnings. Other factors can affect international sales, such as currency exchange fluctuations, and political and economic risks.

BUSINESS-JET AIRCRAFT

The Aerospace group is subject to FAA regulation in the United States and other similar aviation regulatory authorities throughout the world. For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each individual aircraft must receive a certificate of airworthiness. Aviation authorities can require changes to a specific aircraft, or model type, for safety reasons if they believe the plane does not meet their standards. Maintenance facilities must be licensed by aviation authorities as well.

General Dynamics 2005 Annual Report    11

ENVIRONMENTAL

General Dynamics is subject to a variety of federal, state, local and foreign environmental laws and regulations. These cover the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. The company assesses regularly its compliance status and management of environmental matters.

Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of the company’s operations. Historically, these costs have not been significant relative to total operating costs or cash flows. Often they are allowable costs under the company’s contracts with the U.S. government. Based on information currently available to the company, and current U.S. government policies relating to allowable costs, the company does not expect continued environmental compliance to have a material impact on its results of operations, financial condition or cash flows.

Under existing U.S. environmental laws, there is a concept known as a Potentially Responsible Party (PRP), a designation determined by the U.S. Environmental Protection Agency or a state environmental agency. If a company is designated a PRP, it is potentially liable to the government or third parties for the full cost of remediating contamination at the relevant site. In cases where the company has been designated a PRP, generally it seeks to mitigate these environmental liabilities by obtaining the relevant insurance vehicles and by pursuing appropriate cost-recovery actions. In the unlikely event that the company is required to fully fund the remediation of a site, the current statutory framework would allow the company to pursue contributions from other PRPs. For additional information relating to the impact of environmental controls, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

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

AVAILABLE INFORMATION

The company files several types of reports with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports include an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Free copies of these reports are made available as soon as practicable on the company’s website (http://www.generaldynamics.com) and through the General Dynamics investor relations office at (703) 876-3195.

These reports also can be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

12    General Dynamics 2005 Annual Report

ITEM 1A. RISK FACTORS

An investment in General Dynamics’ common stock or debt securities is subject to risks and uncertainties. Investors should consider the following factors, in addition to the other information contained or incorporated by reference in this Annual Report on Form 10-K, before deciding to purchase the company’s securities.

Because three of General Dynamics’ four major business groups serve the defense market, the company’s sales are highly concentrated with the U.S. government. The customer relationship with the U.S. government involves certain risks that are unique. In addition to the U.S. government, the company’s defense businesses rapidly have expanded their sales to international customers in recent years, which has exposed the company to a different set of risks. The Aerospace group’s market presents its own risks that are largely tied to U.S. and global economic conditions. Despite the varying nature of the defense, international and business-aviation operations and the markets they serve, each shares some common risks, such as the ongoing development of high-technology products and the price, availability and quality of materials and suppliers.

The company depends on the U.S. government for a significant portion of its sales. In each of the past three years, approximately 67 percent of the company’s net sales were to the U.S. government. U.S. defense spending has historically been cyclical. Defense budgets have received their strongest support when perceived threats to national security raise the level of concern over the country’s safety. As these threats subside, spending on the military tends to decrease. Accordingly, while Department of Defense funding has grown rapidly over the past few years, there is no assurance that this trend will continue. Rising budget deficits, the cost of the Global War on Terrorism and increasing costs for domestic programs continue to put pressure on all areas of discretionary spending, which could ultimately impact the defense budget. Wartime support for defense spending could wane if the country’s troop deployments in support of operations in Iraq and Afghanistan are reduced.

A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of the company’s programs being reduced, delayed or terminated. Reductions in the company’s existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings.

U.S. government contracts generally are not fully funded at inception and are subject to termination. The company’s U.S. government sales are funded by customer budgets, which operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year in appropriations and authorization legislation. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. This, in fact, occurred during the 2006 budget process, in which the defense appropriations bill was not approved until three months into the 2006 fiscal year, delaying contract orders that would have been awarded in 2005. Second, funds for multi-year contracts can be changed in subsequent years in the appropriations process.

In addition, the U.S. government has increasingly relied on indefinite delivery, indefinite quantity (IDIQ) contracts and other procurement vehicles that are subject to a competitive bidding and funding process even after the award of the basic contract, adding an additional element of uncertainty to future funding levels. Delays in the funding process or changes in funding can impact the timing of available funds or can lead to changes in program content or termination at the government’s convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on the company’s future sales and earnings.

The Aerospace group is subject to changing customer demand or preferences for business aircraft. The Aerospace group’s business-jet market is influenced in part by the capital goods sector and the demand for business-aviation products by U.S. and foreign businesses, the U.S. and other governments, and high-net-worth individuals. The group’s future results depend on a number of factors, some of which are beyond the company’s control. These factors include general economic conditions and price and demand pressures in the market. A severe downturn in these market factors could adversely affect the sales and profitability of the company’s Aerospace group.

The company’s earnings and margins depend on its ability to perform under its contracts. The company’s contracts require management to make various assumptions and projections about the outcome of future events over a period of several years. These projections can include future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, and the timing of product deliveries. If there is a significant change in one or more of these assumptions, circumstances or estimates, or if the company is unable to control the costs incurred in performing under these contracts, the profitability of one or more of these contracts may be adversely affected.

General Dynamics 2005 Annual Report    13

The company’s earnings and margins depend on subcontractor performance and raw material and component availability and pricing. The company relies on subcontractors and other companies to provide raw materials, major components and subsystems for its products or to perform a portion of the services that the company provides to its customers. Occasionally, the company relies on only one or two sources of supply, which, if disrupted, could have an adverse effect on the company’s ability to meet its commitments to customers. The company depends on these subcontractors and vendors to fulfill their contractual obligations in a timely and satisfactory manner in full compliance with customer requirements. If one or more of the company’s subcontractors or suppliers is unable to satisfactorily provide on a timely basis the agreed-upon supplies or perform the agreed-upon services, the company’s ability to perform its obligations as a prime contractor may be adversely affected.

International sales and operations are subject to greater risks that sometimes are associated with doing business in foreign countries. The company’s international business may pose greater risks than its business in the United States because in some countries there is increased potential for changes in economic, legal and political environments. The company’s international business is also sensitive to changes in a foreign government’s national priorities and budgets. International transactions frequently involve increased financial and legal risks arising from foreign exchange rate variability and differing legal systems and customs in other countries. In addition, some international customers require contractors to agree to offset programs that may require in-country purchases or manufacturing or financial support arrangements as a condition to awarding contracts. The contracts may include penalties in the event the company fails to perform in accordance with the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect the company’s sales and earnings associated with its international business.

The company’s future success will depend, in part, on its ability to develop new technologies and maintain a qualified workforce to meet the needs of its customers. Virtually all of the products produced and sold by General Dynamics are highly engineered and require sophisticated manufacturing and system integration techniques and capabilities. Both the commercial and government markets in which the company operates are characterized by rapidly changing technologies. The product and program needs of the company’s government and commercial customers change and evolve regularly. Accordingly, the company’s future performance in part depends on its ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of its business, the company must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by the company’s customers. If the company is unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, future sales and earnings may be adversely affected.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance. While the company maintains insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. The company generally seeks indemnification where the U.S. government is permitted to extend indemnification under applicable law. In addition, the company generally seeks limitation of potential liability related to the sale and use of its homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. The company may elect to provide products or services even in instances where it is unable to obtain such indemnification or qualification.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation, the risk factors discussed in this section.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

14    General Dynamics 2005 Annual Report

ITEM 2. PROPERTIES

The company believes its main facilities are adequate for its present needs and, as supplemented by planned improvements and construction, expects them to remain adequate for the foreseeable future. A summary of floor space at the main facilities of the Information Systems and Technology, Combat Systems, Marine Systems and Aerospace business groups as of December 31, 2005, follows*:

(Square feet in millions)	Company- owned Facilities	Leased Facilities	Government- owned Facilities	Total
Information Systems and Technology:
Scottsdale, AZ (Office/Lab/Factory/Warehouse)	1.5	—	—	1.5
Northern VA (Office/Lab)	—	1.1	—	1.1
Pittsfield, MA (Lab)	—	—	0.9	0.9
Taunton, MA (Office/Factory)	0.2	0.4	—	0.6
Bloomington, MN (Office)	—	0.5	—	0.5
Needham, MA (Office/Lab)	0.5	—	—	0.5
Santa Clara, CA (Office/Factory)	—	0.4	—	0.4
Catawba, NC (Office)	0.1	0.2	—	0.3
Gilbert, AZ (Office/Factory)	0.1	0.2	—	0.3
Kilgore, TX (Office/Plant)	0.3	—	—	0.3
Ontario, Canada (Office/Plant)	0.2	0.1	—	0.3
Ypsilanti, MI (Hangar/Office)	—	0.3	—	0.3
Ann Arbor, MI (Office)	—	0.2	—	0.2
Calgary, Canada (Office)	—	0.2	—	0.2
McLeansville, NC (Office)	—	0.2	—	0.2
Alberta, Canada (Office)	—	0.1	—	0.1
Annapolis Junction, MD (Warehouse/Office)	—	0.1	—	0.1
East Sussex, U.K. (Office)	—	0.1	—	0.1
Florham Park, NJ (Office)	—	0.1	—	0.1
Lexington Park, MD (Office)	—	0.1	—	0.1
Richardson, TX (Office/Warehouse)	—	0.1	—	0.1
San Antonio, TX (Office)	—	0.1	—	0.1
South Wales, U.K. (Office)	—	0.1	—	0.1
Tallin, Estonia (Office)	0.1	—	—	0.1

Combat Systems:
Lima, OH (Plant)	—	—	1.6	1.6
Camden, AR (Office/Plant)	0.9	0.5	—	1.4
Marion, VA (Office/Plant)	0.9	0.1	—	1.0
Murcia, Spain (Plant)	—	—	1.0	1.0
Trubia, Spain (Plant)	—	—	1.0	1.0
Palencia, Spain (Plant)	—	—	0.9	0.9
Granada, Spain (Plant)	—	—	0.7	0.7
Marion, IL (Office/Plant)	—	0.7	—	0.7
Vienna, Austria (Office/Plant)	—	0.7	—	0.7
Ontario, Canada (Office/Plant)	0.4	0.2	—	0.6
Sterling Heights, MI (Office/Warehouse)	0.6	—	—	0.6
Garland, TX (Office/Plant)	0.5	—	—	0.5
Kaiserslautern, Germany (Office/Plant)	0.5	—	—	0.5
Oviedo, Spain (Plant)	—	—	0.5	0.5
Saco, ME (Office/Plant)	0.5	—	—	0.5
St. Marks, FL (Office/Plant)	0.4	—	—	0.4
Sevilla, Spain (Office/Plant)	—	—	0.4	0.4
Kreuzlingen, Switzerland (Office/Plant)	0.3	—	—	0.3
La Coruna, Spain (Plant)	—	—	0.3	0.3
Red Lion, PA (Office/Plant)	0.3	—	—	0.3

*	The Resources group operates two underground coal mines in Illinois and several stone quarries, as well as sand and gravel pits and yards, for its aggregates business in Illinois and Indiana. Coal preparation and rail loading facilities located at each mine are sufficient for its output.

General Dynamics 2005 Annual Report    15

(Square feet in millions)	Company- owned Facilities	Leased Facilities	Government- owned Facilities	Total
Combat Systems (continued):
Scranton, PA (Plant)	—	0.3	—	0.3
Anniston, AL (Plant/Warehouse)	—	—	0.2	0.2
Burlington, VT (Office/Plant)	—	0.2	—	0.2
Charlotte, NC (Office/Plant)	—	0.2	—	0.2
Lincoln, NE (Office/Plant)	0.2	—	—	0.2
Westminster, MD (Office/Plant)	—	0.2	—	0.2
Woodbridge, VA (Office)	—	0.2	—	0.2
Shelby Township, MI (Office/Plant)	—	0.1	—	0.1

Marine Systems:
Groton, CT (Shipyard)	2.9	—	—	2.9
Quonset Point, RI (Plant/Warehouse)	0.3	1.1	—	1.4
Brunswick, ME (Office/Plant/Warehouse)	1.1	0.2	—	1.3
Bath, ME (Shipyard)	1.1	—	—	1.1
San Diego, CA (Shipyard)	0.8	0.2	—	1.0
Mexicali, Mexico (Office/Warehouse)	—	0.2	—	0.2

Aerospace:
Savannah, GA (Office/Factory)	1.4	0.2	—	1.6
Dallas, TX (Service/Completion Center)	0.2	0.1	—	0.3
Long Beach, CA (Service/Completion Center)	0.3	—	—	0.3
Appleton, WI (Service/Completion Center)	0.1	0.1	—	0.2
Mexicali, Mexico (Factory)	—	0.2	—	0.2
Brunswick, GA (Service/Completion Center)	—	0.1	—	0.1
Las Vegas, NV (Service Center)	—	0.1	—	0.1
London, England (Service Center)	—	0.1	—	0.1
Minneapolis, MN (Service Center)	—	0.1	—	0.1
West Palm Beach, FL (Service Center)	—	0.1	—	0.1
Westfield, MA (Service Center)	0.1	—	—	0.1

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company’s security holders during the fourth quarter of the year ended December 31, 2005.

16    General Dynamics 2005 Annual Report

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock is listed on the New York Stock Exchange.

The high and low sales prices of the company’s common stock and the cash dividends declared with respect to the company’s common stock for each quarterly period during the two most recent fiscal years are included in the Supplementary Data contained in Part II, Item 8, of this Annual Report on Form 10-K.

As of January 29, 2006, there were approximately 153,000 holders of the company’s common stock.

For information regarding securities authorized for issuance under the company’s equity compensation plans, see Note P to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

The following table provides information about the company’s fourth quarter repurchases of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased*	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
10/03/05 – 10/30/05	237,500	$115.50	3,690,100	2,309,900
10/31/05 – 11/27/05	382,500	115.90	4,072,600	1,927,400
11/28/05 – 12/31/05	750,500	114.41	4,823,100	1,176,900
Total	1,370,500	$115.01	4,823,100	1,176,900
*	On February 5, 2003, the company’s board of directors authorized management to repurchase up to 6 million shares. The company has repurchased an aggregate of 4,823,100 shares of common stock in the open market pursuant to this repurchase program. Unless terminated earlier by resolution of the board of directors, the program will expire when an aggregate of 6 million shares has been repurchased.

For additional information relating to the company’s repurchases of its common stock during the past three years, see Financial Condition, Liquidity and Capital Resources–Financing Activities–Share Repurchases contained in Part II, Item 7, of this Annual Report on Form 10-K.

The company did not make any unregistered sales of equity securities in 2005.

General Dynamics 2005 Annual Report    17

ITEM 6. SELECTED FINANCIAL DATA

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

(Dollars and shares in millions, except per share and employee amounts)	2005	2004	2003	2002	2001
Summary of Operations
Net sales	$21,244	$19,119	$16,328	$13,658	$11,874
Operating earnings	2,197	1,944	1,442	1,570	1,467
Interest expense, net	(118)	(148)	(98)	(45)	(56)
Provision for income taxes, net	632	583	368	530	475
Earnings from continuing operations	1,468	1,205	979	1,042	931
Discontinued operations, net of tax	(7)	22	25	(125)	12
Net earnings	1,461	1,227	1,004	917	943
Earnings per share:
Basic:
Continuing operations	7.31	6.04	4.95	5.17	4.63
Discontinued operations	(0.03)	0.11	0.13	(0.62)	0.06
Net earnings	7.28	6.15	5.08	4.55	4.69
Diluted:
Continuing operations	7.25	5.98	4.91	5.14	4.59
Discontinued operations	(0.03)	0.11	0.13	(0.62)	0.06
Net earnings	7.22	6.09	5.04	4.52	4.65
Cash dividends declared per common share	1.60	1.44	1.28	1.20	1.12
Sales per employee	299,400	283,200	276,000	260,100	249,800
Financial Position
Cash and equivalents	$2,331	$976	$861	$327	$439
Total assets	19,591	17,544	16,183	11,731	11,069
Short- and long-term debt	3,291	3,297	4,043	1,471	1,978
Shareholders’ equity	8,145	7,189	5,921	5,199	4,528
Book value per share	40.69	35.76	29.91	25.87	22.56
Other Information
Funded backlog	$28,351	$28,220	$24,827	$21,113	$19,105
Total backlog	42,429	42,007	40,631	28,731	26,538
Shares outstanding	200.2	201.0	198.0	201.0	200.7
Weighted average shares outstanding:
Basic	200.8	199.6	197.8	201.4	201.1
Diluted	202.4	201.5	199.2	202.9	202.9
Active employees	72,200	70,000	65,200	53,200	50,800

Note:	Prior year amounts have been reclassified for discontinued operations.

18    General Dynamics 2005 Annual Report

(Dollars in millions, except per share amounts or unless otherwise noted)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(For an overview of the company’s business groups, including a discussion of products and services provided, see the Business discussion contained in Part I, Item 1, of this Annual Report on Form 10-K.)

MANAGEMENT OVERVIEW

General Dynamics is a market leader in mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems; and business aviation. The company is comprised of four primary business groups — Information Systems and Technology, Combat Systems, Marine Systems and Aerospace — and a smaller Resources group. General Dynamics’ primary customers are the U.S. military, other government organizations, the armed forces of allied nations, and a diverse base of corporate and individual buyers of business aircraft.The company operates in two primary markets — defense and business aviation. The majority of the company’s revenues derive from contracts with the U.S. military.

The current Administration’s desire to modernize U.S. military forces coupled with the U.S. military’s engagement in the Global War on Terrorism has driven steady Department of Defense funding increases since 2001. For fiscal year 2006, the Congress appropriated $411 billion for the Department of Defense, a 33 percent increase in funding since 2001. This amount includes $147 billion for procurement and research and development (R&D) activities, an increase of 43 percent since 2001. Procurement and R&D budgets, also known as investment accounts, provide the majority of the company’s revenues and, over the past several years, these budget lines have enjoyed sustained increases that demonstrate continued administration and congressional support. For fiscal year 2007, the President has requested that the Congress appropriate $439 billion for the Department of Defense, a 7 percent increase over the 2006 funding. This includes $157 billion for procurement and R&D, an increase of 7 percent over 2006 investment funds. In addition, the President’s 2007-2011 future year defense program (FYDP) anticipates investment funding growing at a nearly 5 percent compound annual growth rate, led by 9 percent compound annual procurement growth.

During this wartime era, defense budgets have evolved to include not only the President’s initial budget submission, but also supplemental funds requested over the course of the fiscal year. For fiscal year 2006, the Congress has been asked to provide at least $118 billion in supplemental funding, which, if approved, will bring total defense funding for fiscal year 2006 to over $525 billion, an approximately 65 percent increase since 2001. Approximately 20 percent, or $25 billion, of the 2006 supplemental funding request is anticipated for additional investment funding.

Looking ahead, the defense budget top line is expected to continue to grow, albeit at a somewhat more moderate rate. Supplemental funding to support ongoing conflicts, in part, is linked to levels of deployed troops and conflict intensity and will likely decrease with a reduction of hostilities. While this introduces some variability into the overall level of future defense spending, based on the recently approved and proposed defense budgets, the company expects the levels of funding available for its programs will likely continue to grow in 2006 and 2007.

The importance of many of the companies programs to the future of the U.S. military was highlighted in the 2005 Department of Defense Quadrennial Defense Review. This strategic document emphasized some core departmental missions, including pursuing the Global War on Terrorism, enhancing homeland defense efforts and encouraging the spread of democratic institutions worldwide. The review highlighted many strategic priorities that are supported by General Dynamics’ products and services, including increasing special operations forces, improving intelligence-gathering capabilities, accelerating the production of littoral combat ships and increasing submarine procurement.

Defense Funding 2001–2007

General Dynamics 2005 Annual Report    19

Internationally, many foreign governments remain committed to funding weapons and equipment modernization in the pursuit of interoperability with U.S. and allied forces and flexible capabilities for peacekeeping and regional operations. The company is committed to pursuing international opportunities presented by increased foreign demand for military hardware and information technologies. While revenue opportunities are significant, European and other foreign defense budgets are subject to the same unpredictable issues of contract award timing, defense priorities and overall fiscal spending pressures that exist in the United States. The company continues to focus on the needs of these customers and expects growing international sales, particularly in the Information Systems and Technology and Combat Systems businesses.

In the business-aviation market, the Aerospace group is one of the world’s leading designers and manufacturers of business-jet aircraft and is a leader in the long-range and ultra-long-range, large-cabin business-jet market, as well as in the business-jet-service and product-support market. In 2005, the business-jet market continued to strengthen, reflecting an improved global economy and higher U.S. corporate earnings. To meet growing demand and maximize the company’s opportunities in the business-aviation market, the Aerospace group is increasing annual deliveries at a prudent production rate while focusing on margin improvement and a continual effort to bring new technology and products to market through ongoing R&D efforts. The company expects continued growth in the business-jet market, particularly as the company’s new mid-sized G150 model enters full-rate production in 2006.

General Dynamics’ management is committed to creating shareholder value through ethical business practices, disciplined program management and continuous operational improvements. The company’s solid performance over the past 10 years is measured in its sustained revenue and earnings growth and strong cash flow. General Dynamics’ record as an industry leader in cash flow generation has enabled it to consistently deploy resources to enhance shareholder returns through strategic and tactical acquisitions, payment of dividends and share repurchases.

CONSOLIDATED OVERVIEW

Results of Operations

General Dynamics’ net sales grew to $21.2 billion in 2005, up $2.1 billion, or 11 percent, over 2004. The company’s Information Systems and Technology group contributed over half of the sales increase in 2005, in large part from continued strong demand for the group’s tactical and strategic communications and computing products. The Combat Systems and Aerospace groups also experienced strong sales growth during the year, while sales in the Marine Systems group were consistent with 2004.

Operating earnings increased 13 percent in 2005 to $2.2 billion compared with $1.9 billion in 2004. The growth in earnings resulted from the increased volume in Information Systems and Technology, Combat Systems, and Aerospace. In addition, the Aerospace group’s earnings increased at almost double the rate of sales in 2005 driven by a number of factors resulting from improved demand for the company’s business jets over the past two years. Increased earnings were offset in part by program losses in the Marine Systems group. Overall, the company’s operating margins increased to 10.3 percent in 2005 compared with 10.2 percent in 2004.

Net sales increased 17 percent in 2004 over 2003, reaching $19.1 billion. This sales growth came from increased volume across all of the company’s primary business groups, and acquisitions in the Information Systems and Technology and Combat Systems groups.

In 2004, operating earnings increased at twice the rate of sales growth. Earnings improved from $1.4 billion in 2003 to $1.9 billion in 2004, an increase of 35 percent. Improved performance in each of the company’s major business groups contributed to the growth in earnings. The Aerospace group produced substantially improved earnings on steady volume as a result of significant cost-cutting efforts and process improvements, while Marine Systems experienced fewer losses on its commercial shipbuilding programs compared with 2003. As a result, the company’s operating margins jumped from 8.8 percent in 2003 to 10.2 percent in 2004.

20    General Dynamics 2005 Annual Report

The company’s cash flow from operating activities significantly exceeded net earnings in each of the past three years, continuing the company’s consistent record of generating substantial cash from operations. Net cash provided by operating activities was $2.1 billion in 2005 compared with $1.8 billion in 2004 and $1.7 billion in 2003. In addition, the company generated over $300 in cash from the sale of several non-core businesses in 2005. Over the three-year period, the company used its cash to fund acquisitions and capital expenditures, repurchase its common stock, pay dividends and reduce its outstanding debt.

General and administrative (G&A) expenses as a percentage of sales were 6.2 percent in 2005 compared with 6.1 percent in 2004 and 6.6 percent in 2003. G&A was $1.3 billion in 2005, $1.2 billion in 2004 and $1.1 billion in 2003. The company expects 2006 G&A as a percent of sales to approximate the 2005 rate.

In 2005, the company had income from non-operating items of $21 compared with net expense of $8 in 2004 and income of $3 in 2003. The income in 2005 consisted primarily of sales of assets.

Net interest expense was $118 in 2005, a reduction of $30 from 2004. The decrease resulted from interest income generated by the company’s strong cash position during the year. Net interest increased to $148 in 2004 from $98 in 2003 because of a higher average borrowing balance from the company’s issuance of additional debt in 2003 to fund acquisitions.

The company’s effective tax rate was 30.1 percent in 2005, 32.6 percent in 2004 and 27.3 percent in 2003. In 2005, the company favorably resolved its 1999 to 2002 audit with the Internal Revenue Service. This settlement resulted in a $66 non-cash benefit, which reduced the company’s 2005 tax rate by 3.1 percent. The 2003 tax rate benefited from the settlement of the 1996 to 1998 federal audit and the resolution of some outstanding state tax disputes. These events resulted in non-cash benefits in 2003 totaling $68, favorably impacting the company’s tax rate by 5 percent. The company anticipates an effective tax rate of approximately 34 percent in 2006 excluding the effect of potential settlements or other discrete events. For additional discussion of tax matters, see Note E to the Consolidated Financial Statements.

In 2004, General Dynamics reviewed its businesses to identify operations that were not core to the company and could be divested. As a result, the company completed the sale of several small businesses in the second half of 2004 and the first quarter of 2005. The company’s reported net sales for all periods presented exclude the revenues associated with these businesses. Their earnings, however, are included as discontinued operations, net of income taxes, for all periods. The company received approximately $300 in cash, net of taxes, in 2005 from the sale of these businesses. For additional discussion of these divestiture activities, see Note C to the Consolidated Financial Statements.

Backlog

General Dynamics’ total backlog increased by $400 during 2005, reaching $42.4 billion at December 31. Funded backlog was $28.4 billion at year end. Significant order activity in each of the company’s business groups led to total new orders of $22.4 billion during the year despite a postponement of some order activity in the fourth quarter due to the delayed 2006 Department of Defense budget process.

The total backlog for the company’s defense businesses was $34.1 billion at the end of 2005, compared with $34.9 billion at year-end 2004. The defense backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog was $22.3 billion at December 31, 2005. This includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog for the defense businesses represents firm orders for which funding has not been appropriated. While there is no guarantee that future budgets and appropriations will provide funding for a given program, the company has included in backlog only those programs that it believes are likely to receive funding. The backlog does not include work awarded under indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts, which may be realized over the next 15 years, was approximately $6 billion as of December 31, 2005.

The Aerospace group’s total backlog grew 18 percent in 2005, reaching a record level of $8.1 billion at December 31. The Aerospace funded backlog, an indicator of near-term demand, grew 26 percent to $5.9 billion at year end as a result of continued

strong new aircraft orders in 2005. The funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog of $2.2 billion at December 31, 2005, consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

The Resources group contributed $230 to the company’s backlog at year-end 2005, including funded backlog of $165.

General Dynamics 2005 Annual Report    21

REVIEW OF OPERATING SEGMENTS

INFORMATION SYSTEMS AND TECHNOLOGY

Results of Operations and Outlook

Year Ended December 31	2005	2004	Variance
Net sales	$7,826	$6,722	$1,104	16%
Operating earnings	865	718	147	20%
Operating margin	11.1%	10.7%

The Information Systems and Technology group’s sales and operating earnings increased substantially in 2005 compared with 2004. The group experienced a significant increase in activity in 2005 on its programs that provide secure communications and network systems to U.S. forces around the world. This demand is driven by both the Department of Defense and the U.S. intelligence community’s continuing effort to improve command-and-control and information-sharing capabilities, and the extensive deployment of U.S. forces in the Global War on Terrorism. These programs include:

•	Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2), which supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide;

•	Common Hardware/Software III (CHS-3), which provides continually updated commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other federal agencies worldwide;

•	Mobile User Objective System (MUOS), which enables on-the-move satellite connectivity for U.S. and allied forces; and

•	“Cluster 5” of the Joint Tactical Radio System (JTRS), under which the group is developing small, lightweight software-defined radios for use by all branches of the U.S. military.

Information Systems and Technology’s support of international customers’ command-and-control and communications needs also contributed to the significant sales volume in 2005. These programs include most notably the BOWMAN and Combat, Infrastructure and Platform (CIP) programs for the United Kingdom and the Canadian Maritime Helicopter Project (MHP). BOWMAN is a secure digital voice and data communications system for the U.K. armed forces. The related CIP program is the new digital command-and-control system for U.K. ground and joint forces. Under the MHP contract, the company is providing integrated mission systems for 28 state-of-the-art helicopters that are intended to replace Canada’s aging fleet of marine helicopters.

Acquisitions in 2004 and 2005 contributed about 40 percent of the group’s 2005 sales growth. During 2005, the company completed three acquisitions to strengthen its market position – MAYA Viz Ltd., in April; Tadpole Computer, Inc., in August; and Itronix Corporation in September. The company acquired Spectrum Astro, Inc., and TriPoint Global Communications Inc. in the second half of 2004. The operating results of these businesses have been included as of the respective dates of the acquisitions. The increase in sales excluding the effect of acquisitions was 10 percent.

Operating margins in 2005 improved over 2004 due to the timing and mix of contract performance phases and customer deliveries, and the continued integration of acquired businesses.

The company expects single-digit sales growth in the Information Systems and Technology group in 2006 with operating margins similar to the average margins achieved in 2005, though margins may fluctuate from period to period.

Year Ended December 31	2004	2003	Variance
Net sales	$6,722	$4,848	$1,874	39%
Operating earnings	718	533	185	35%
Operating margin	10.7%	11.0%

The solid growth in Information Systems and Technology in 2005 followed a significant increase in sales in 2004. The group experienced considerable growth in sales and operating earnings in 2004 due to increased volume across all areas of its business mix, including:

•	communications products, such as the BOWMAN program for the U.K. armed forces and the Warfighter Information Network-Tactical (WIN-T) program for the U.S. Army;

•	global mission solutions, such as the ICE2 contract for the U.S. Air Force;

•	surveillance and reconnaissance systems; and

•	network infrastructure and wireless systems.

Acquisitions in 2003 and 2004 contributed about half of the sales growth in 2004. The group’s operating margins decreased in 2004 compared with 2003 from a shift in program mix and the impact of lower-margin businesses acquired in 2003.

Backlog

22    General Dynamics 2005 Annual Report

The Information Systems and Technology group finished 2005 with a total backlog of $9.4 billion, up slightly from $9.3 billion at the end of 2004. The group maintained this substantial level of backlog despite record sales volume in 2005 due to a significant amount of order activity during the year. The group’s funded backlog was $7 billion at December 31, 2005, approximately 75 percent of the total backlog. Unlike the company’s other defense businesses, the Information Systems and Technology group’s backlog is comprised primarily of a large number of mid-size contracts and programs as well as several large-scale, long-term programs awarded over the past few years. Several significant awards contributed to the backlog in 2005.

The group received an order from the Army to integrate up to 500 Land Warrior soldier ensembles into a Stryker experimental battalion. Land Warrior uses advanced combat technology to enhance individual soldiers’ tactical awareness, lethality and survivability. This award is part of a contract valued at approximately $260. In 2005, the Army merged the Land Warrior and Future Force Warrior programs into one contract managed by General Dynamics to expedite the fielding of this integrated system.

The group’s backlog at December 31, 2005, included approximately $350 for the Army’s Future Combat Systems (FCS) program. The Army realigned the FCS program in 2005 to expedite delivery of newly developed technologies to existing forces. In addition, the company was awarded modifications to several of its contracts under the FCS program. The group received $210 in orders in 2005, including a modification worth $154 to accelerate technology development of the program’s integrated computer system by two years. Combat Systems also performs work on the FCS program.

Information Systems and Technology received a contract worth $170 to design, manufacture and deliver 25 12-meter antennas for an advanced radio telescope array at an international astronomy facility. The antennas are a critical element of a project intended to provide the world’s most sensitive, highest resolution telescope to enable scientists to observe and image galaxies, stars and planets with unprecedented clarity.

The Navy awarded the group a contract with a potential value of approximately $150 through 2009 to provide fire control system production, operational support, field engineering services, training and development for the Navy’s Trident ballistic missile submarines.

The group was awarded a contract worth over $100 to support the development of New York’s Statewide Wireless Network. The network is intended to improve communications and enhance coordination for state and local public safety and public service organizations responding to emergency situations across New York. Information Systems and Technology was selected to provide all site integration activities, including program and construction management and site development for all radio-access site infrastructure.

The Navy awarded the group a contract to provide system integration and design agent services for the Open Architecture Track Manager. The track manager is an improved component within naval combat systems that receives and translates information to create an integrated picture of the locations and paths of aircraft, ships and submarines in the battle space. The contract has a potential value of approximately $100.

In 2005, the group experienced significant demand from international customers for its communications and IT products and services.

The group is a member of the team that was selected in 2005 by the U.K. Ministry of Defence for the first increment of the Defence Information Infrastructure (Future) program. The program calls for consolidation of numerous existing information networks into a single infrastructure and is a key component of the United Kingdom’s future military strategy. The company’s subcontract is worth approximately $220, with options valued at an additional $300.

The group received a contract from the Royal Netherlands Navy worth approximately $115 to supply the New Integrated Marines Communications and Information Systems (NIMCIS). NIMCIS is a two-year program to equip the Royal Netherlands Marine Corps with a BOWMAN-like communications system.

The group leads a team selected by the Commonwealth of Australia to serve as the preferred prime system integrator for the first phase of the Battlespace Communications System (Land) program (JP 2072). JP 2072 is intended to provide the Australian Land Force with a deployable, scalable, secure and integrated battlespace communications system that allows ground forces to exchange information across all combat elements, improving soldiers’ safety and their ability to accomplish their missions. The group’s contract has an initial value of approximately $75, and the total program has a potential value of approximately $600 if all options are exercised.

        The group’s backlog does not include approximately $4.8 billion of potential contract value awarded under IDIQ contracts. IDIQ contracts are used when a customer has not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements set forth the majority of the contractual terms, including prices, but are funded as delivery orders are placed. A significant portion of this IDIQ value represents contracts for which the company has been designated as the sole-source supplier over several years to design, develop, produce and integrate complex products and systems for the military or other government agencies. Management believes that the customers intend to fully implement these systems. However, because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, the company recognizes these contracts in backlog only when they are funded. In 2005, funding from customers under these IDIQ contracts contributed approximately $1.8 billion to the group’s backlog.

Information Systems and Technology was awarded several significant IDIQ contracts during 2005, including a modification providing approximately $150 in funding for its Rescue 21 search-and-rescue communications system for the U.S. Coast Guard. The award brings the funded contract value to over $300. This IDIQ contract has a potential value of approximately $750 if all options are exercised.

The Army awarded the group the Total Engineering and Integration Services (TEIS) contract, an IDIQ multiple-award contract to provide information technology engineering and technical support at customer sites worldwide. The TEIS contract has a performance period of one base year and four option years with a ceiling value of approximately $800.

General Dynamics 2005 Annual Report    23

COMBAT SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2005	2004	Variance
Net sales	$5,021	$4,407	$614	14%
Operating earnings	576	522	54	10%
Operating margin	11.5%	11.8%

The Combat Systems group produced strong growth in net sales and operating earnings in 2005 compared with 2004. The largest contributor to the increase was the Stryker wheeled combat vehicle program. Volume on this program increased significantly in 2005 as the group continued production of the fourth and fifth brigades and began work on the Mobile Gun System. Demand for add-on armor spurred additional program activity. Other notable volume increases include the M1A2 Abrams tank System Enhancement Package (SEP) program, the Canadian RG-31 mine-protected personnel vehicle contract and the Saudi Arabian National Guard light armored vehicle contract. In the armaments and munitions businesses, demand increased in 2005 for reactive armor, counter-improvised explosive device (IED) systems, and large-, medium- and small-caliber ammunition.

These increases were offset in part by the completion of several international combat vehicle programs in 2004, including the Ulan tracked armored vehicle program and the Australian and New Zealand light armored vehicle programs. Sales were also down in the group’s European business as a result of delays in the timing of customer requirements. Additionally, Combat Systems experienced a temporary decline in volume in 2005 on the Hydra-70 rocket production program, as the group transitioned to a new contract awarded during the year.

Operating margins were down slightly in 2005 compared with 2004 because of a shift in product mix and the timing of deliveries in the group’s European business.

The company expects Combat Systems to produce double-digit sales growth overall in 2006, with particularly strong growth in the group’s European business as the work that was deferred in 2005 is realized. Operating margins in 2006 should be consistent with the full-year 2005 margins.

Year Ended December 31	2004	2003	Variance
Net sales	$4,407	$4,007	$400	10%
Operating earnings	522	443	79	18%
Operating margin	11.8%	11.1%

The Combat Systems group’s net sales and operating earnings increased in 2004 compared with 2003 from increased demand for the group’s products in the United States and internationally. Several armored vehicle programs in the group’s European business contributed to the sales and earnings growth, including Leopard tanks, Ulan tracked infantry vehicles and Piranha wheeled combat vehicles. Activity also increased on the group’s contract to develop manned ground vehicles for the Army’s FCS program and in its munitions and armaments businesses. This growth was reduced by a lower volume of M1 Abrams tank upgrades and reduced deliveries on the Stryker program due to the timing of customer requirements. Operating earnings increased at almost double the rate of sales growth in 2004 because of improved performance on several of the group’s programs and a shift in contract mix.

Backlog

The Combat Systems group’s backlog increased 7 percent in 2005, reaching $9.3 billion at December 31. Funded backlog increased 9 percent over 2004 to $7 billion at year end. The group’s backlog consists primarily of long-term production contracts with scheduled deliveries through 2013.

The group’s backlog at December 31, 2005, included approximately $1.9 billion for the Army’s FCS program. In 2005, Combat

Systems was awarded a $282 modification to its contract for the engineering development and demonstration of a family of manned ground vehicles. The modification extends the contract through 2012. The group also received a modification valued at approximately $50 under its contract to develop the autonomous navigation system for FCS ground vehicles. Information Systems and Technology is performing additional work on the FCS program.

The Combat Systems group’s backlog at year end also included approximately $1.2 billion for the production of Stryker wheeled combat vehicles. In 2005, the group received orders from the Army valued at approximately $1.5 billion under the Stryker program. These awards included the production of 423 vehicles to equip the fifth Stryker brigade, add-on armor sets and engineering services. Also included in the awards was an order for 99 Stryker vehicles to meet additional Army requirements and a contract for the refurbishment of 265 Stryker infantry combat vehicles returning from duty in Iraq. Under this contract, the company will service, repair and modify the Stryker vehicles, restoring them to pre-combat, like-new condition before their next deployment.

24    General Dynamics 2005 Annual Report

In 2005, the Army also awarded the Combat Systems group two contracts worth approximately $300 to upgrade 124 M1A2 Abrams tanks to the M1A2 SEP configuration. Through this program, the company retrofits M1A2 tanks with improved electronics, command-and-control capabilities and armor enhancements that are designed to improve the tank’s effectiveness.

Combat Systems received a contract valued at approximately $130 for the production of Towed Artillery Digitization (TAD) Digital Fire Control Systems (DFCS) for the M777 howitzer. This system provides sensors, displays, mission computers, power supplies and communication systems that support the M777 155mm howitzer used by the Army and Marines Corps.

In addition, in February 2006, the group received an order worth approximately $130 from the Marine Corps to provide eight-wheeled light armored vehicles (LAV) in various configurations. The contract has a total potential value of over $300 for a total of 130 vehicles to be delivered in 2007 and 2008.

Internationally, in 2005 the group finalized a contract with the Government of Portugal to produce 260 Pandur II armored combat vehicles. The contract is valued at approximately $480, and deliveries are scheduled to begin in 2007 and continue through 2009.

The Combat Systems group has several international, long-term combat vehicle production contracts in backlog as of December 31, 2005. The group’s Leopard program is a long-term battle tank manufacturing contract for the Spanish army under license from a German company. The group’s backlog at the end of 2005 included over $700 for the production of 181 Leopard tanks, with deliveries scheduled through 2009. The group also produces Pizarro Advanced Infantry Fighting Vehicles for the Spanish army. The year-end backlog included $665 for the production of 212 Pizarro vehicles scheduled for delivery through 2012.

In January 2006, Combat Systems received several orders for its combat vehicles from European customers, further demonstrating the appeal of these vehicles in the international market. The group was selected by the Czech Republic to produce 199 eight-wheeled Pandur II armored personnel carriers between 2007 and 2012 for the Czech army. The contract, which is expected to be finalized and added to backlog in the first half of 2006, has an option for 35 additional vehicles and is worth up to $1 billion. The Belgian government selected the group’s Piranha light armored vehicle for its Armored Infantry Vehicle program. The program calls for up to 242 vehicles and related logistics support and is worth approximately $600 if all options are exercised. The group also received an order from the Irish Department of Defence valued at approximately $40 for 15 Piranha vehicles.

The Combat Systems group’s backlog at year end also included approximately $1.4 billion in armament, munitions and composite-structures programs. In 2005, the group received funding of approximately $150 for the production of Hydra-70 (70mm) rockets, motors and warheads. These orders are part of a five-year requirements contract with an estimated value of $900. The group was also awarded an initial order of $170 under a five-year contract to supply 300-500 million rounds per year of small-caliber ammunition to the U.S. armed forces. The contract has a total potential value of approximately $1.2 billion if all options are exercised. Additionally, the group received contract modifications worth approximately $90 for the production of enhanced-capability reactive armor tile sets for Army Bradley Fighting Vehicles.

In February 2006, the group received an IDIQ contract from the Marine Corps with a potential value of approximately $290 to develop, design, integrate, produce and install IED Electronic Countermeasure systems.

MARINE SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2005	2004	Variance
Net sales	$4,695	$4,726	$(31)	(1)%
Operating earnings	249	292	(43)	(15)%
Operating margin	5.3%	6.2%

The Marine Systems group’s net sales remained steady in 2005 compared with 2004. Activity on the Virginia-class submarine and T-AKE combat logistics ship construction programs increased significantly in 2005. Construction is in progress on the second through seventh ships of the Virginia class and the first three of nine T-AKE ships under contract. The volume increase in these programs was offset by the completion of the Seawolf-class submarine program in 2004, decreased activity on the group’s commercial tanker contract, and fewer repair and engineering contracts.

Program losses in 2004 and 2005 adversely affected operating earnings and margins in Marine Systems. The company continued to experience losses on its contract to build four double-hull oil tankers. In 2003 and 2004, the company recorded losses on this contract related to performance problems, schedule delays and subcontractor difficulties. In 2005, additional schedule delays and labor hour growth resulted in a loss of $50 on the program. The second and third ships were delivered in 2005, and the final ship is scheduled for delivery in the third quarter of 2006. Management does not expect any additional charges on the commercial tanker program, though risk will remain until the final ship is delivered.

The group also recorded losses totaling approximately $20 in the first half of 2005 on two submarine maintenance and overhaul contracts. These losses resulted from customer-requested change orders that the group fulfilled prior to securing adequate contractual protection. The company is in negotiations with the customer to recover some of the incurred costs and does not expect to have this type of exposure on future submarine overhaul contracts.

The group has also experienced cost growth on the Navy’s T-AKE program primarily from engineering- and design-related changes imposed by the customer. The company has submitted a formal request for equitable adjustment with the customer seeking more than $500 of additional contract payments for the rework effort and scope growth caused

General Dynamics 2005 Annual Report    25

by these changes. The company is recording revenue at a break-even level based on the assumed recovery of a portion of this claim (see Note F to the Consolidated Financial Statements). The company is in discussions with the Navy to quantify its contractual relief for the unanticipated costs and expects the resolution of this matter to take several quarters. As of December 31, 2005, the first T-AKE was 91 percent complete, the second ship was 51 percent complete, and construction had begun on the third ship. The first ship is scheduled to be delivered in the second quarter of 2006.

The company expects the Marine Systems group’s sales in 2006 to be similar to the 2005 volume with improving margins, assuming no further program losses.

Year Ended December 31	2004	2003	Variance
Net sales	$4,726	$4,271	$455	11%
Operating earnings	292	216	76	35%
Operating margin	6.2%	5.1%

In 2004, the group’s net sales increased compared with 2003 from higher volume on the Virginia-class and T-AKE programs and the conversion of Trident ballistic-missile submarines to a conventional-strike configuration (SSGN). Engineering and repair contract activity was also up in 2004. Lower volume on commercial shipbuilding contracts and mature defense production programs partially offset the growth in these programs. Operating earnings and margins improved significantly because of improved results on the group’s commercial shipbuilding programs in 2004 relative to 2003.

Backlog

The Marine Systems group’s backlog consists of long-term submarine and ship construction programs, as well as repair and engineering contracts. The group’s total backlog as of December 31, 2005, was $15.4 billion, including $8.4 billion of funded backlog. The 2005 backlog was down 8 percent from the previous year as the group continued its progress on the significant volume of awards received in 2003. The current backlog provides for shipbuilding programs through 2014.

The Virginia-class submarine program is the group’s largest contract in backlog. The lead ship in the class was delivered in 2004, and the company’s backlog included $8.3 billion at December 31, 2005, for the construction of the nine additional submarines under contract. The current Navy plan calls for one submarine to be delivered per year through 2011 and two per year starting in 2012. The company is the prime contractor on this program, and construction is shared equally with its teaming partner. In 2005, the Navy awarded Marine Systems a contract worth over $100 to provide lead-yard services and research-and-development studies for Virginia-class submarines in support of the related construction contract. In January 2006, the Navy awarded the group a contract modification worth $1.3 billion that provides funding for the construction of the eighth Virginia-class submarine and advance procurement for the ninth and tenth ships.

The group’s backlog at year-end 2005 included $2.5 billion for nine Arleigh Burke-class DDG destroyers scheduled for delivery through 2010. In 2005, the Navy awarded the company approximately $560 in funding to construct the final destroyer under contract in the DDG program.

The Navy exercised two options in 2005 worth approximately $590 for the seventh and eighth ships in the T-AKE program, bringing the total contract value to $2.5 billion. The group’s backlog at the end of 2005 included $1.7 billion for the construction of the first eight T-AKE ships. Deliveries of these ships are scheduled through 2008. In January 2006, the Navy exercised an option worth approximately $320 for the ninth T-AKE ship, bringing the total contract value to $2.8 billion.

In 2005, the Navy modified the Marine Systems group’s SSGN contract, adding approximately $320. Under this contract, the company is converting four Trident ballistic-missile submarines to an SSGN configuration, a multi-mission submarine optimized for tactical strike and special operations support. The 2005 awards cover the conversion of the third and fourth ships, the USS Michigan and the USS Georgia, and bring the total value of the contract to $1.3 billion. The conversion of the USS Ohio was completed in 2005.

Marine Systems leads one of two teams selected for the development and construction of the Littoral Combat Ship (LCS), the Navy’s newest class of high-speed surface combatants. LCS ships are designed to operate in coastal areas against terrorist threats, high-speed swarm boats, mines and diesel submarines. In 2005, the Navy exercised an option worth $223 for the detailed design and construction of the LCS. The company’s first LCS is expected to be delivered in 2007.

The group also received a seven-year contract from the Navy in 2005 worth approximately $200 for the maintenance and repair of four LSD-class and four LPD-class ships. These amphibious ships transport Marines and their combat equipment to areas throughout the world, and launch and support landing craft and helicopters during amphibious assault and other military operations.

26    General Dynamics 2005 Annual Report

AEROSPACE

Results of Operations and Outlook

Year Ended December 31	2005	2004	Variance
Net sales	$3,433	$3,012	$421	14%
Operating earnings	495	393	102	26%
Operating margin	14.4%	13.0%

Aircraft Deliveries (in units):
Green	89	78
Completion	84	77

The Aerospace group’s net sales increased in 2005 compared with 2004 on a significant jump in new aircraft volume and higher aircraft services activity. The company delivered 11 more green units and seven more completions in 2005 than in 2004, reflecting a strong increase in demand over the past two years. Pre-owned sales declined as the group’s customers increasingly opt to sell their pre-owned aircraft in the market rather than trading them in with the company.

The group’s 2005 operating earnings increased significantly over 2004. A number of factors contributed to this strong earnings growth. Earnings in new aircraft manufacturing improved due to a combination of increased deliveries, a more favorable mix of units delivered and improving pricing. Aircraft services earnings increased from the higher volume and improved cost performance. Pre-owned aircraft earnings were up substantially on three fewer deliveries as market conditions continue to improve.

New aircraft orders in 2005 exceeded 2004’s record level, and new aircraft pricing continued to improve during the year. Gulfstream has raised its planned production for 2006 by more than 25 percent over 2005, and the 2006 production schedule is substantially sold out. The company expects significant sales growth in the Aerospace group in 2006 with margins that approximate those achieved in 2005. The company expects a shift in mix in the group starting in 2006 due to increased production of lower-margin, mid-size aircraft with the introduction of the new G150.

Year Ended December 31	2004	2003	Variance
Net sales	$3,012	$2,946	$66	2%
Operating earnings	393	218	175	80%
Operating margin	13.0%	7.4%

Aircraft Deliveries (in units):
Green	78	74
Completion	77	74

Net sales in the Aerospace group grew slightly in 2004 over 2003. Increased new aircraft sales and higher aircraft services activity were offset by lower pre-owned aircraft sales. Operating earnings and margins increased substantially in 2004 because of significant cost reductions, higher earnings on pre-owned aircraft sales and a more favorable mix of aircraft deliveries.

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

The following table summarizes key unit data for the Aerospace group’s orders and backlog:

Year Ended December 31	2005	2004	2003
New orders	124	96	75
Options exercised	—	1	3
Firm orders	124	97	78
Cancellations (a)	(3)	(2)	(12)
Total orders	121	95	66

New options	—	—	3

Firm contracts in backlog	207	175	158
Options in backlog	100	100	103
Total aircraft in backlog	307	275	261
Completions in backlog (b)	42	39	38

(a)	Excludes fractional activity, because orders are made under master agreements that the customer draws down over several years. The company received cancellations for seven aircraft in 2003 from fractional fleet customers.
(b)	Represents aircraft that have moved from green production to the completion process as of year end. Backlog includes only the value of the completion effort on these aircraft.

New Aircraft Book-to-Bill Ratio 2003-2005*

*	Represents ratio of new aircraft orders to deliveries (in units) during the year. Deliveries include 12 units in 2005, 10 units in 2004 and two units in 2003 to fractional fleet customers.

General Dynamics 2005 Annual Report    27

Backlog

The Aerospace group’s backlog exceeded $8 billion at the end of 2005, an increase of 18 percent over 2004. The group’s funded backlog grew 26 percent in 2005 to $5.9 billion at year end, representing almost 75 percent of the total backlog. The group received 124 orders in 2005, 28 percent more than the record number of orders received in 2004, excluding fractional activity. In the fourth quarter of 2005, the Aerospace group achieved a book-to-bill ratio (net orders divided by sales) greater than one for the sixth consecutive quarter.

The group’s backlog includes aircraft deliveries through 2011. A significant portion of the group’s backlog is with NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. The group’s funded backlog at year end included $1.6 billion with NetJets, representing firm contracts for 91 aircraft, including 15 green aircraft that are scheduled for delivery in 2006. The unfunded backlog included $1.4 billion for 100 aircraft options from NetJets, constituting all of the options in backlog. NetJets also represented 69 percent of the maintenance and support services in unfunded backlog. Deliveries of aircraft to NetJets are scheduled from 2006 through 2011 and represent as little as 4 percent and as much as 11 percent of projected new aircraft sales in those years.

The group’s remaining $4.3 billion of funded backlog at year-end 2005 consisted of contracts with a broad range of customers from a variety of industries and included approximately $470 of contracts with government customers.

Scheduled Deliveries of Aerospace Funded Backlog

RESOURCES

The company’s Resources group consists of two businesses: a coal mining company and an aggregates company that supplies the construction industry.

Results of Operations

Year Ended December 31	2005	2004	Variance
Net sales	$269	$252	$17	7%
Operating earnings	12	19	(7)	(37)%

The Resources group’s net sales increased in 2005 compared with 2004 due to higher volume in the aggregates business. Operating earnings decreased in 2005 as a result of adjustments to certain contingent liabilities based on newly available information.

On March 1, 2006, the company entered into a definitive agreement to sell its aggregates business. The company expects the transaction to close in the first half of 2006.

Year Ended December 31	2004	2003	Variance
Net sales	$252	$256	$(4)	(2)%
Operating earnings	19	32	(13)	(41)%

The group’s net sales in 2004 decreased slightly compared with 2003 as lower volume in the coal business was largely offset by increased activity in the aggregates business. The group’s 2004 operating earnings were lower than 2003 because the earnings in 2003 were favorably impacted by the reduction of surface reclamation obligations in the company’s coal mining operations.

28    General Dynamics 2005 Annual Report

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the mid-1990s, General Dynamics embarked on a strategy of disciplined capital deployment, generating strong cash flow to enable a series of acquisitions designed to grow the company beyond its core platform businesses. These acquisitions incorporated new products and technologies and expanded the company’s customer base. Since 1995, the company has acquired 40 businesses at a total cost of almost $14 billion. This has resulted in a larger, more diversified company while preserving a strong balance sheet and sustained financial flexibility.

General Dynamics’ management continues to emphasize the efficient conversion of net earnings into cash. In 2005, net cash provided by operating activities greatly exceeded net earnings for the third consecutive year. The company employed this cash to complete three niche acquisitions, continue its trend of annual dividend increases and repurchase its outstanding shares. The company ended 2005 with a cash balance of $2.3 billion, total debt of $3.3 billion and a debt-to-capital ratio of 28.8 percent.

Free cash flow from operations was $1.8 billion in 2005 compared with $1.5 billion in both 2004 and 2003. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing its common stock and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the Consolidated Statement of Cash Flows:

Year Ended December 31	2005	2004	2003
Net cash provided by operating activities	$2,056	$1,800	$1,721
Capital expenditures	(279)	(264)	(220)
Free cash flow from operations	$1,777	$1,536	$1,501
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	141%	147%	171%
Free cash flow from operations	122%	125%	150%

Over the past 10 years, the company has generated free cash flow from operations well in excess of its net earnings during the period. With free cash flow from operations projected to approximate net earnings in 2006, the company expects to continue to generate funds in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

The following is a discussion of the company’s major operating, investing and financing activities for each of the three years in the period ended December 31, 2005, as classified on the Consolidated Statement of Cash Flows.

Operating Activities

Net cash provided by operating activities was $2.1 billion in 2005, $1.8 billion in 2004 and $1.7 billion in 2003. In each year, net earnings was the primary driver of the company’s cash flow. In 2005, the additional cash flow was due to a high level of customer deposits associated with the order activity in the Aerospace group and a significant inflow of customer advances in the fourth quarter in the company’s European business. In 2004, cash from operating activities exceeded net earnings due primarily to the timing of tax payments. In 2003, the increase in cash flow was attributable to substantial reductions in both new and pre-owned aircraft inventory in the Aerospace group and an influx of customer advances near the end of the year.

Termination of A-12 Program. As discussed further in Note O to the Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at December 31, 2005. If this were the outcome, the government contends the company would owe approximately $1.3 billion. The company’s after-tax cash obligation would be approximately $640. The company believes that it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Cash used in investing activities was $181 in 2005, $781 in 2004 and $3.2 billion in 2003. The primary uses of cash in investing activities were business acquisitions and capital expenditures. In 2005, these uses of cash were partially offset by proceeds from divestiture activities.

Business Acquisitions. In 2005, the company completed three acquisitions for a total of approximately $275. On April 1, the company acquired MAYA Viz Ltd., of Pittsburgh, Pennsylvania. On August 16, the company acquired Tadpole Computer, Inc., of Cupertino, California. On September 2, the company acquired Itronix Corporation of Spokane, Washington.

In 2004, the company completed three acquisitions at a total cost of approximately $500. On July 9, the company acquired Spectrum Astro, Inc., of Gilbert, Arizona. On September 17, the company acquired TriPoint Global Communications Inc., based in Newton, North Carolina. On November 1, the company acquired Engineering Technology Inc., of Orlando, Florida.

On August 11, 2003, the company completed its acquisition of Veridian Corporation, headquartered in Arlington, Virginia, for approximately $1.5 billion in cash. On March 1, 2003, the company acquired GM Defense of London, Ontario, a business unit of General Motors Corporation, for approximately $1.1 billion in cash. The company completed several other business acquisitions in the Information Systems and Technology, Combat Systems and Aerospace groups during 2003 at a total cost of approximately $470.

The company financed these acquisitions by issuing commercial paper. The company refinanced a substantial portion of its commercial paper during 2003, as discussed in Financing Activities.

General Dynamics 2005 Annual Report    29

In the fourth quarter of 2005, General Dynamics entered into a definitive agreement to acquire Anteon International Corporation for approximately $2.2 billion, including the assumption of debt. The company intends to finance the acquisition with cash on hand and commercial paper and expects the transaction to close in the first half of 2006.

Capital Expenditures. Capital expenditures were $279 in 2005, $264 in 2004 and $220 in 2003. The company expects capital expenditures of approximately $425 in 2006. The anticipated increase over 2005 relates to planned facility improvements at Gulfstream and certain projects that were delayed in 2005. The company had no material commitments for capital expenditures as of December 31, 2005.

Sale of Assets. In 2005, the company completed the sales of several small, non-core businesses. The company received approximately $300 in cash, net of tax payments, from these divestiture activities. In 2004, the company sold two small, non-core businesses.

The company sold its remaining real estate holdings in southern California in 2004. During 2003 and 2004, the company received a total of $40 in cash in connection with these land sales.

Financing Activities

Cash used by financing activities was $520 in 2005 and $904 in 2004 compared with $2 billion of cash generated in 2003. The company’s typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock.

Debt Proceeds, Net. There were no material debt repayments in 2005. In 2004, the company repaid $500 of floating-rate notes that matured in September. In 2003, the company issued $3.1 billion of medium-term fixed-rate debt securities under a Form S-3 Registration Statement filed with the Securities and Exchange Commission. The proceeds of this debt were used to repay a substantial portion of the company’s commercial paper in 2003, which had the effect of fixing interest rates on debt that previously carried variable rates. Net repayments of commercial paper were $182 in 2004 and $529 in 2003. As of December 31, 2004 and 2005, the company had no commercial paper outstanding. The company has $2 billion in bank credit facilities that have not been drawn upon and are used to provide backup liquidity to the commercial paper program. In the second quarter of 2006, $500 of the company’s fixed-rate debt securities is scheduled to mature.

Dividends. On March 1, 2006, the company’s board of directors declared an increased regular quarterly dividend of $0.46 per share – the ninth consecutive annual increase. The board had previously increased the quarterly dividend to $0.40 per share in March 2005, to $0.36 per share in March 2004 and to $0.32 per share in March 2003.

Share Repurchases. During 2005, the company repurchased 3.3 million shares of its outstanding common stock in the open market at an average price of $107 per share. The company did not repurchase any shares during 2004. In 2003, the company repurchased 4.7 million shares at an average price of $64 per share. As of December 31, 2005, the company had approximately 1.2 million remaining shares authorized for repurchase.

ADDITIONAL FINANCIAL INFORMATION

Off-Balance Sheet Arrangements

As of December 31, 2005, other than operating leases, the company had no material off-balance sheet arrangements, such as guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to the company’s stock and classified in shareholders’ equity on the Consolidated Balance Sheet; and variable interests in entities that provide financing, liquidity, market risk or credit risk support to the company or engage in leasing, hedging or research and development services with the company.

Contractual Obligations

The following table presents information about the company’s contractual obligations as of December 31, 2005:

		Payment Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (a)	$4,038	$636	$914	$881	$1,607
Capital lease obligations	8	2	4	2	—
Operating leases	808	143	229	152	284
Purchase obligations (b)	16,078	7,546	4,786	2,147	1,599
Other long-term liabilities (c)	3,617	1,180	850	378	1,209
	$24,549	$9,507	$6,783	$3,560	$4,699

(a)	Includes scheduled interest payments.
(b)	Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $11.5 billion of purchase orders for products and services to be delivered under firm government contracts under which the company has full recourse under normal contract termination clauses. As disclosed in Note Q to the Consolidated Financial Statements, the company expects to make approximately $40 of contributions to its retirement plans in 2006. This amount has been excluded from the above amount.
(c)	Represents other long-term liabilities on the company’s Consolidated Balance Sheet, including the current portion of long-term liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are largely based on historical experience.

30    General Dynamics 2005 Annual Report

Commercial Commitments

The following table presents information about the company’s commercial commitments as of December 31, 2005:

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Letters of credit*	$1,615	$991	$235	$10	$379
Trade-in options*	570	210	360	—	—
	$2,185	$1,201	$595	$10	$379
*	See Note O to the Consolidated Financial Statements for discussion of letters of credit and aircraft trade-in options.

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

Management believes the following policies are critical and require the use of significant business judgment in their application:

Revenue Recognition – Government Contracts. The company accounts for sales and earnings under long-term government contracts and programs using the percentage-of-completion method of accounting. The company follows the guidelines of American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, except that revisions of estimated profits on contracts are included in earnings under the reallocation method, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes, rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining contract term, while under the cumulative catch-up method such impact would be recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, the company recognizes the loss in the period it is identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses.

The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate to the circumstances. The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the availability and timing of funding from the customer, and the timing of product deliveries. These estimates are based on the company’s best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of the company’s contracts. The company reviews its contract estimates periodically to assess revisions in contract values and estimated costs at completion and reflects changes in estimates in the current and future periods under the reallocation method.

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

General Dynamics 2005 Annual Report    31

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

Deferred Contract Costs. Certain costs incurred in the performance of the company’s government contracts are recorded under GAAP but are not currently allocable to contracts. Such costs include a portion of the company’s estimated workers’ compensation, other insurance-related assessments, post-retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. As permitted by AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the company has elected to defer these costs in contracts in process until they are paid, at which time the costs are charged to contracts and recovered from the government. The company expects to recover these costs through ongoing business, including both existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or one of two suppliers on long-term defense programs. The company regularly assesses the probability of recovery of these costs under its current and probable follow-on contracts. This assessment requires the company to make assumptions about future contract costs, the extent of cost recovery under the company’s contracts and the amount of future contract activity. These estimates are based on the company’s best judgment. If the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

Retirement Plans. The company’s defined-benefit pension and other post-retirement benefit costs and obligations depend on various assumptions and estimates. The key assumptions relate to discount rates used to estimate future liabilities and long-term rates of return on plan assets. The company determines the discount rate used each year based on the rate of return currently available on high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. The company determines the long-term rate of return on assets based on historical returns and the current and expected asset allocation strategy. These estimates are based on the company’s best judgment, including consideration of both current and future market conditions. In the event a change in any of the assumptions is warranted, future pension and post-retirement benefit cost could increase or decrease.

If the assumed long-term rate of return on pension plan assets increased or decreased by 25 basis points, the company’s net pension income associated with its commercial plans would have increased or decreased by approximately $3 in 2005. Likewise, had the interest rate used to discount the company’s projected pension obligation increased or decreased by 25 basis points, the net pension income associated with the commercial plans would have increased or decreased by approximately $1 in 2005. A 25 basis-point increase or decrease in either the rate of return on assets or the interest rate used for benefit obligations for the company’s post-retirement benefit plans would have decreased or increased the 2005 post-retirement benefit cost by approximately $1. The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government plans. As permitted by AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the company has elected to defer recognition of the cumulative earnings in its government plans to provide a better matching of revenues and expenses. As such, the company’s future income is not subject to the consequences of changes in the assumptions associated with these plans.

Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

32    General Dynamics 2005 Annual Report

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation [SFAS 123(R)]. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. SFAS 123(R) is effective in the first quarter of 2006. Based on available information, the company expects the adoption of SFAS 123(R) to reduce its net earnings by approximately $35 to $40 in 2006.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, and FASB Statement No. 3. SFAS 154 changes the requirements for accounting and reporting a change in accounting principle. The Statement requires a restatement of prior period financial statements upon adoption of a voluntary change in accounting principle rather than recording the cumulative effect of the change in net earnings in the current period. SFAS 154 is effective for the fiscal year ending December 31, 2006. The company does not expect the adoption of SFAS 154 to have a material effect on its results of operations, financial condition or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk, primarily related to interest rates and foreign currency exchange rates. Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate commercial paper and short-term investments. As of December 31, 2005, the company had no material short-term investments and no outstanding commercial paper. Fixed-rate debt obligations issued by the company are generally not putable and are not actively traded by the company in the market. Therefore, the company does not believe its exposure to interest rate risk is material for its fixed-rate debt.

The company may enter into interest rate swap agreements to manage its exposure to interest rate fluctuations. At December 31, 2005, no interest rate swap agreements were in effect.

The company also is subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers, long-term debt and certain inter-company transactions in foreign currencies. The company principally uses foreign currency forward contracts from time to time to hedge the price risk associated with firmly committed and forecasted foreign-denominated payments, receipts and inter-company transactions related to its ongoing business and operational financing activities. Foreign currency contracts are sensitive to changes in foreign currency exchange rates. At December 31, 2005 and 2004, a 10 percent unfavorable exchange rate movement in the company’s portfolio of foreign currency forward contracts would have resulted in an incremental realized loss of $5 and $14 (pretax), respectively, and an incremental unrealized loss of $26 and $56 (pretax), respectively. This exchange rate sensitivity relates primarily to changes in the U.S. dollar/Canadian dollar exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, these realized and unrealized losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

General Dynamics 2005 Annual Report    33

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Earnings

	Year Ended December 31
(Dollars in millions, except per share amounts)	2005	2004	2003
Net Sales	$21,244	$19,119	$16,328
Operating costs and expenses	19,047	17,175	14,886
Operating Earnings	2,197	1,944	1,442
Interest expense, net	(118)	(148)	(98)
Other income (expense), net	21	(8)	3
Earnings from Continuing Operations before Income Taxes	2,100	1,788	1,347
Provision for income taxes, net	632	583	368
Earnings from Continuing Operations	1,468	1,205	979
Discontinued operations, net of tax	(7)	22	25
Net Earnings	$1,461	$1,227	$1,004
Earnings per Share
Basic:
Continuing operations	$7.31	$6.04	$4.95
Discontinued operations	(0.03)	0.11	0.13
Net earnings	$7.28	$6.15	$5.08
Diluted:
Continuing operations	$7.25	$5.98	$4.91
Discontinued operations	(0.03)	0.11	0.13
Net earnings	$7.22	$6.09	$5.04

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

34    General Dynamics 2005 Annual Report

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2005	2004
ASSETS
Current Assets:
Cash and equivalents	$2,331	$976
Accounts receivable	2,034	1,450
Contracts in process	3,076	2,890
Inventories	1,315	1,195
Assets of discontinued operations	7	412
Other current assets	410	408
Total Current Assets	9,173	7,331
Noncurrent Assets:
Property, plant and equipment, net	2,125	2,153
Intangible assets, net	898	948
Goodwill	6,687	6,429
Other assets	708	683
Total Noncurrent Assets	10,418	10,213
	$19,591	$17,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$510	$6
Accounts payable	1,710	1,505
Customer advances in excess of costs incurred	1,631	1,003
Liabilities of discontinued operations	11	101
Other current liabilities	3,045	2,763
Total Current Liabilities	6,907	5,378
Noncurrent Liabilities:
Long-term debt	2,781	3,291
Other liabilities	1,758	1,686
Commitments and contingencies (see Note O)
Total Noncurrent Liabilities	4,539	4,977
Shareholders’ Equity:
Common stock, including surplus	1,127	998
Retained earnings	8,285	7,146
Treasury stock	(1,493)	(1,206)
Accumulated other comprehensive income	226	251
Total Shareholders’ Equity	8,145	7,189
	$19,591	$17,544

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2005 Annual Report    35

Consolidated Statement of Cash Flows

	Year Ended Dceember 31
(Dollars in millions)	2005	2004	2003
Cash Flows from Operating Activities*:
Net earnings	$1,461	$1,227	$1,004
Adjustments to reconcile net earnings to net cash provided by operating activities–
Depreciation, depletion and amortization of property, plant and equipment	241	229	204
Amortization of intangible assets	101	93	66
Deferred income tax provision	144	276	137
(Increase) decrease in assets, net of effects of business acquisitions–
Accounts receivable	(555)	(67)	61
Contracts in process	(196)	(281)	(452)
Inventories	(120)	(54)	189
Increase (decrease) in liabilities, net of effects of business acquisitions–
Accounts payable	190	166	49
Customer advances in excess of costs incurred	614	212	275
Customer deposits	340	179	(10)
Other current liabilities	34	(269)	108
Other liabilities	(173)	66	(80)
Other, net	(15)	(4)	144
Net Cash Provided by Operating Activities from Continuing Operations	2,066	1,773	1,695
Net Cash (Used) Provided by Discontinued Operations – Operating Activities	(10)	27	26
Net Cash Provided by Operating Activities	2,056	1,800	1,721
Cash Flows from Investing Activities:
Proceeds from sale of assets, net	361	24	34
Capital expenditures	(279)	(264)	(220)
Business acquisitions, net of cash acquired	(277)	(543)	(3,044)
Purchases of available–for–sale securities	(10)	(46)	(30)
Sales/maturities of available–for–sale securities	18	37	31
Other, net	6	11	1
Net Cash Used by Investing Activities	(181)	(781)	(3,228)
Cash Flows from Financing Activities:
Purchases of common stock	(348)	—	(300)
Dividends paid	(314)	(278)	(249)
Proceeds from option exercises	148	169	65
Proceeds from issuance of fixed–rate notes, net	—	—	3,094
Repayment of floating–rate notes	—	(500)	—
Net repayments of commercial paper	—	(182)	(529)
Net repayments of other debt	(6)	(65)	(40)
Other, net	—	(48)	—
Net Cash (Used) Provided by Financing Activities	(520)	(904)	2,041
Net Increase in Cash and Equivalents	1,355	115	534
Cash and Equivalents at Beginning of Year	976	861	327
Cash and Equivalents at End of Year	$2,331	$976	$861

*	Revised to reconcile from net earnings.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

36    General Dynamics 2005 Annual Report

Consolidated Statement of Shareholders’ Equity

(Dollars in millions)	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income
	Par	Surplus
Balance, December 31, 2002	$241	$516	$5,455	$(1,016)	$3	$5,199
Net earnings	—	—	1,004	—	—	1,004	$1,004
Cash dividends declared	—	—	(253)	—	—	(253)	—
Shares issued under compensation plans	—	69	—	37	—	106	—
Tax benefit of exercised stock options	—	12	—	—	—	12	—
Shares purchased	—	—	—	(300)	—	(300)	—
Net loss on cash flow hedge	—	—	—	—	(14)	(14)	(14)
Unrealized gains on securities	—	—	—	—	3	3	3
Foreign currency translation adjustments	—	—	—	—	164	164	164
Balance, December 31, 2003	241	597	6,206	(1,279)	156	5,921	$1,157
Net earnings	—	—	1,227	—	—	1,227	$1,227
Cash dividends declared	—	—	(287)	—	—	(287)	—
Shares issued under compensation plans	—	116	—	73	—	189	—
Tax benefit of exercised stock options	—	44	—	—	—	44	—
Net gain on cash flow hedges	—	—	—	—	25	25	25
Foreign currency translation adjustments	—	—	—	—	70	70	70
Balance, December 31, 2004	241	757	7,146	(1,206)	251	7,189	$1,322
Net earnings	—	—	1,461	—	—	1,461	$1,461
Cash dividends declared	—	—	(322)	—	—	(322)	—
Shares issued under compensation plans	—	101	—	71	—	172	—
Tax benefit of exercised stock options	—	28	—	—	—	28	—
Shares purchased	—	—	—	(358)	—	(358)	—
Net loss on cash flow hedges	—	—	—	—	(6)	(6)	(6)
Foreign currency translation adjustments	—	—	—	—	(18)	(18)	(18)
Additional pension liability	—	—	—	—	(1)	(1)	(1)
Balance, December 31, 2005	$241	$886	$8,285	$(1,493)	$226	$8,145	$1,436

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2005 Annual Report    37

(Dollars in millions, except per share amounts or unless otherwise noted)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. General Dynamics’ businesses are organized into four groups: Information Systems and Technology, which produces mission-critical information systems and technologies; Combat Systems, which designs and manufactures land and expeditionary combat vehicles, armaments and munitions; Marine Systems, which designs and constructs surface ships and submarines; and Aerospace, which produces Gulfstream aircraft and provides aircraft service operations. The company also owns a coal mining operation and an aggregates operation. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations and a diverse base of corporate and individual buyers of business aircraft.

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

Revenue Recognition. General Dynamics accounts for sales and earnings under long-term government contracts and programs using the percentage-of-completion method of accounting in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The company estimates the profit on a contract as the difference between the total estimated revenue and the total estimated costs of a contract and recognizes that profit over the contract term. The company determines progress toward completion based on either input measures, such as costs incurred, or output measures, such as units delivered, depending on the nature of the contract. The company applies earnings rates to all contract costs, including general and administrative (G&A) expenses, to determine sales and operating earnings.

The company reviews earnings rates periodically to assess revisions in contract values and estimated costs at completion. The company applies the effect of any changes in earnings rates resulting from these assessments prospectively. The company charges any anticipated losses on contracts and programs to earnings as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses on government contracts. The company recognizes revenue arising from a claims process either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable.

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

General and Administrative Expenses. G&A expenses were $1.3 billion in 2005, $1.2 billion in 2004 and $1.1 billion in 2003. These expenses are included in operating costs and expenses on the Consolidated Statement of Earnings.

Interest Expense, Net. Net interest expense consisted of the following:

Year Ended December 31	2005	2004	2003
Interest expense	$154	$157	$108
Interest income	(36)	(9)	(10)
Interest expense, net	$118	$148	$98
Interest payments	$142	$149	$79

38    General Dynamics 2005 Annual Report

Cash and Equivalents and Investments in Debt and Equity Securities. General Dynamics classifies its securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company considers securities with a maturity of three months or less to be cash equivalents. The company adjusts all investments in debt and equity securities to fair value. For trading securities, the adjustments are recognized in the Consolidated Statement of Earnings. Adjustments for available-for-sale securities are recognized as a component of accumulated other comprehensive income in the Consolidated Balance Sheet. The company had available-for-sale investments of $57 at December 31, 2005, and $61 at December 31, 2004. The company had no trading securities at the end of either period.

The contractual arrangements with some of the company’s international customers require the company to maintain certain advance payments made by these customers and apply them only to the company’s activities associated with these contracts. These advances totaled approximately $260 as of December 31, 2005, and represent approximately six months of operating cash requirements under the related contracts.

Accounts Receivable and Contracts in Process. Accounts receivable are amounts billed and currently due from customers. Contracts in process represent recoverable costs incurred and, where applicable, accrued profit related to long-term government contracts for which the customer has not yet been billed (unbilled receivables).

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost for work-in-process inventories, which consist of aircraft components, is based on the estimated average unit cost of the number of units in a production lot, or specific identification. Cost for raw materials inventories is based on the first-in, first-out method, or specific identification. The company records pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value, determined at the time of trade and based on estimated fair value.

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

The company reviews goodwill and indefinite-lived intangible assets for impairment annually by applying a fair-value-based test. The company completed the required annual impairment test during the fourth quarter of 2005 and did not identify any impairment.

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

The differences between the estimated fair value and carrying value of General Dynamics’ financial instruments were not material as of December 31, 2005 and 2004.

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

General Dynamics 2005 Annual Report    39

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, General Dynamics’ net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

Year Ended December 31	2005	2004	2003
Net earnings, as reported	$1,461	$1,227	$1,004

Add: Stock-based compensation expense included in reported net earnings, net of tax*	25	33	14
Deduct: Total fair-value-based compensation expense, net of tax	60	61	42
Pro forma	$1,426	$1,199	$976

Net earnings per share–basic:

As reported	$7.28	$6.15	$5.08
Pro forma	$7.10	$6.01	$4.93

Net earnings per share–diluted:

As reported	$7.22	$6.09	$5.04
Pro forma	$7.04	$5.95	$4.90

Weighted average fair value of options granted	$23.26	$17.58	$10.95

*	Represents restricted stock grants under the company’s Equity Compensation Plan and 1997 Incentive Compensation Plan.

The company recognizes stock-based compensation cost ratably over the vesting period of the awards. The company estimates the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2005, 2004 and 2003, respectively:

•	expected dividend yields of 1.50 percent, 1.55 percent and 2.17 percent;

•	expected volatility of 25.9 percent, 30.7 percent and 31.9 percent;

•	risk-free interest rates of 3.62 percent, 2.28 percent and 1.73 percent; and

•	expected lives of 45 to 51 months in 2005 and 27 to 51 months in 2004 and 2003.

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

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

In 2005, General Dynamics acquired the following businesses for a total cost of approximately $275, which was paid in cash:

Information Systems and Technology

•	Itronix Corporation (Itronix) of Spokane, Washington, on September 2. Itronix provides wireless, rugged mobile computing solutions as well as wireless integration and support services for military, public safety and select commercial markets.

•	Tadpole Computer, Inc. (Tadpole), of Cupertino, California, on August 16. Tadpole provides mobile, secure and battlefield-tested computing platforms for mission-critical military, government and commercial operations.

•	MAYA Viz Ltd. (MAYA Viz) of Pittsburgh, Pennsylvania, on April 1. MAYA Viz provides enhanced visualization and collaboration technologies that support real-time decision-making.

In 2004, General Dynamics acquired the following businesses for a total cost of approximately $500, which was paid in cash:

Information Systems and Technology

•	TriPoint Global Communications Inc. (TriPoint) of Newton, North Carolina, on September 17. TriPoint provides ground-based satellite and wireless communication equipment and integration services for voice, video and data applications.

•	Spectrum Astro, Inc. (Spectrum Astro), of Gilbert, Arizona, on July 9. Spectrum Astro manufactures and integrates space systems, satellites and ground-support equipment.

Combat Systems

•	Engineering Technology Inc. (ETI) of Orlando, Florida, on November 1. ETI engineers, designs and constructs special-purpose munitions and mechanical, electromechanical, electronic and electro-optic devices.

In 2003, General Dynamics acquired the following businesses for a total cost of approximately $3 billion, which was paid in cash:

Information Systems and Technology

•	Digital System Resources, Inc. (DSR), of Fairfax, Virginia, on September 10. DSR provides surveillance and combat systems for submarines and surface ships.

40    General Dynamics 2005 Annual Report

•	Veridian Corporation (Veridian) of Arlington, Virginia, on August 11. Veridian provides the U.S. Department of Defense, the U.S. Department of Homeland Security and the intelligence community with network security and enterprise protection; intelligence, surveillance and reconnaissance systems development and integration; decision support; information systems development and integration; chemical, biological and nuclear detection capabilities; network and enterprise management services; and large-scale systems engineering.

•	Creative Technology Incorporated (CTI) of Herndon, Virginia, on March 31. CTI supports the intelligence community and the Department of Defense by delivering systems and network engineering, integration, software development, and operations and technical consulting.

Combat Systems

•	Steyr Daimler Puch Spezialfahrzeug Aktiengesellschaft & Company KG (Steyr) of Vienna, Austria, on October 2. Steyr develops and manufactures armored combat vehicles, including the Pandur family of wheeled combat vehicles and the Ulan tracked infantry fighting vehicle.

•	Intercontinental Manufacturing Company (IMCO) of Garland, Texas, a division of Datron, Inc., on September 4. IMCO develops and manufactures aircraft bomb bodies for the U.S. armed services.

•	General Motors Defense (GM Defense) of London, Ontario, a business unit of General Motors Corporation, on March 1. GM Defense manufactures wheeled armored vehicles and turrets.

Aerospace

•	BBA Aviation’s aircraft maintenance service business (BBA Aviation) at London Luton Airport in the United Kingdom on April 3. BBA Aviation, the first Gulfstream-owned aircraft service center operated outside the United States, provides aircraft service and maintenance for Gulfstream and other aircraft.

The operating results of these businesses have been included with General Dynamics’ results as of the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Some of the estimates related to the Itronix and Tadpole acquisitions are still preliminary at December 31, 2005. The company is awaiting the completion of the identification and valuation of intangible assets acquired. The company expects these analyses to be completed during the first half of 2006.

Intangible assets consisted of the following:

December 31	2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$996	$(277)	$719
Other intangible assets	341	(162)	179
Total intangible assets	$1,337	$(439)	$898

December 31	2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$987	$(207)	$780
Other intangible assets	298	(130)	168
Total intangible assets	$1,285	$(337)	$948

The company amortizes contract and program intangible assets on a straight-line basis over five to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over three to 21 years.

Amortization expense was $101 in 2005, $93 in 2004 and $66 in 2003. The company expects to record annual amortization expense over the next five years as follows:

2006	$99
2007	$94
2008	$89
2009	$89
2010	$84

General Dynamics 2005 Annual Report     41

The changes in the carrying amount of goodwill by business group for the year ended December 31, 2005, were as follows:

	December 31, 2004	Acquisitions (a)	Other (b)	December 31, 2005
Information Systems and Technology	$3,905	$245	$1	$4,151
Combat Systems	1,982	23	(13)	1,992
Marine Systems	193	—	—	193
Aerospace	348	2	—	350
Resources	1	—	—	1
Total goodwill	$6,429	$270	$(12)	$6,687
(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for foreign currency translation.

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

Also in 2004, the company entered into definitive agreements to sell two additional businesses. The company entered into agreements to sell its aeronautical research and development business in the Information Systems and Technology group and its propulsion systems business in the Combat Systems group. These transactions closed in the first quarter of 2005. In addition to the 2004 activity, the company sold two more businesses in the first quarter of 2005. These included the facilities research and development business and the airborne electronics systems business in the Information Systems and Technology group. The company recognized an after-tax loss of $8 from the sale of these businesses in discontinued operations in 2005. The company received combined proceeds from these transactions of approximately $300 in 2005.

The financial statements for all periods have been restated to present the results of operations of these businesses in discontinued operations.

The summary of operating results from discontinued operations follows:

Year Ended December 31	2005	2004	2003
Net sales	$46	$435	$296
Operating expenses	46	408	271
Operating earnings	—	27	25
Gain on disposal	32	4	10
Earnings before taxes	32	31	35
Tax provision	(39)	(9)	(10)
(Loss) earnings from discontinued operations	$(7)	$22	$25

Assets and liabilities of discontinued operations consisted of the following:

December 31	2005	2004
Accounts receivable	$—	$35
Contracts in process	—	72
Property, plant and equipment, net	—	40
Intangible assets, net	—	74
Goodwill	—	148
Other assets	7	43
Assets of discontinued operations	$7	$412
Accounts payable	—	16
Other liabilities	11	85
Liabilities of discontinued operations	$11	$101

42     General Dynamics 2005 Annual Report

D. EARNINGS PER SHARE

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2005	2004	2003
Basic weighted average shares outstanding	200,819	199,563	197,790
Assumed exercise of stock options*	1,555	1,702	1,237
Contingently issuable shares	50	202	125
Diluted weighted average shares outstanding	202,424	201,467	199,152
*	Excludes the following outstanding options to purchase shares of common stock because the options’ exercise price was greater than the average market price for the shares: year ended December 31, 2005 – 666; year ended December 31, 2004 – 541; year ended December 31, 2003 – 3,337.

E. INCOME TAXES

The following is a summary of the net provision for income taxes for continuing operations:

Year Ended December 31	2005	2004	2003
Current:
U.S. federal	$467	$235	$240
State*	5	(5)	1
International	82	73	58
Total current	554	303	299
Deferred:
U.S. federal	117	256	129
State*	3	5	3
International	24	15	5
Total deferred	144	276	137
Tax adjustments	(66)	4	(68)
Provision for income taxes, net	$632	$583	$368
*	The provision for state and local income taxes that is allocable to U.S. government contracts is included in operating costs and expenses on the Consolidated Statement of Earnings and, therefore, not included in the provision above.

Income tax payments were $529 in 2005, $302 in 2004 and $268 in 2003.

The reconciliation from the statutory federal income tax rate to the company’s effective income tax rate follows:

Year Ended December 31	2005	2004	2003
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax settlements	(3.1)	—	(5.0)
State tax on commercial operations, net of federal benefits	0.3	—	0.2
Impact of international operations	(0.4)	(1.6)	(1.0)
Qualified export sales exemption	(0.4)	(0.8)	(0.7)
Domestic production deduction	(0.4)	—	—
Domestic tax credits	(0.2)	(0.2)	(0.9)
Other, net	(0.7)	0.2	(0.3)
Effective income tax rate	30.1%	32.6%	27.3%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

December 31	2005	2004
Post-retirement and post-employment liabilities	$131	$119
A-12 termination	91	91
Tax loss and credit carryforwards	69	111
Other	485	454
Deferred assets	$776	$775
Intangible assets	511	366
Property basis differences	171	170
Commercial pension asset	169	155
Capital Construction Fund	167	159
Long-term contract accounting methods	141	141
Lease income	33	36
Other	160	180
Deferred liabilities	$1,352	$1,207
Net deferred tax liability	$(576)	$(432)

The current portion of the net deferred tax liability was an asset of $172 at December 31, 2005, and $217 at December 31, 2004, and is included in other current assets on the Consolidated Balance Sheet. As of December 31, 2005, General Dynamics had U.S. and foreign operating loss carryforwards of $120, the majority of which begin to expire in 2016. The company had research and development and foreign investment tax credit carryforwards of $38 that begin to expire in 2011. The company provided a valuation allowance totaling $115 as of December 31, 2005, and $81 as of December 31, 2004, on some of its deferred tax assets, the recovery of which is uncertain.

General Dynamics 2005 Annual Report    43

Earnings from continuing operations before income taxes includes foreign income of $317 in 2005, $288 in 2004 and $195 in 2003. The company intends to reinvest indefinitely the undistributed earnings of some of its non-U.S. subsidiaries. As of December 31, 2005, the company had approximately $400 of earnings from international subsidiaries that had not been remitted to the United States. Distribution of these earnings to the United States would result in a tax liability of $28.

The Capital Construction Fund (CCF) is a program, established by the U.S. government and administered by the Maritime Administration, that affects the timing of a portion of the company’s tax payments. The program supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. It allows companies to defer federal and state income taxes on earnings derived from eligible programs as long as the funds are deposited and used for qualified activities. Unqualified withdrawals are subject to taxation plus interest. The CCF is collateralized by qualified assets as defined by the Maritime Administration. At December 31, 2005, General Dynamics had assigned approximately $404 in U.S. government accounts receivable to the CCF.

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to this suit on June 23, 2004. The suit seeks recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the issues in the case. The court held that the company could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note O for more information regarding the A-12 contract.) The company is considering whether to appeal this decision. In the event that the court’s opinion becomes final and the company prevails on the other issues in the case, the refund would be approximately $35, including after-tax interest. The company expects any appeals process to take several years to resolve and has recognized no income from this matter.

In 2005, General Dynamics and the IRS reached agreement on the examination of the company’s income tax returns for 1999 through 2002. With the completion of this audit cycle, the IRS has examined all of the company’s consolidated federal income tax returns through 2002. As a result of the resolution of the 1999-2002 audit, the company reassessed its tax contingencies during the first quarter and recognized a non-cash benefit of $66, or $0.33 per share.

In 2003, the company and the IRS reached agreement on the examination of the company’s income tax returns for 1996 to 1998. Based on the results of those examinations, the company reduced its liabilities for tax contingencies, recognizing a non-cash benefit of $49, or $0.25 per share. The company settled various other outstanding state tax disputes during the year, resulting in a net non-cash benefit of $19, or $0.09 per share.

The IRS has begun its examination of General Dynamics’ 2003 and 2004 income tax returns, which the company expects to be completed in 2007. The company has recorded liabilities for tax contingencies for open years. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to government contracts and consisted of the following:

December 31	2005	2004
Contract costs and estimated profits	$24,371	$21,165
Other contract costs	815	814
	25,186	21,979
Less advances and progress payments	22,110	19,089
Total contracts in process	$3,076	$2,890

Contract costs consist primarily of production costs and related overhead and G&A expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $264 as of December 31, 2005, and $37 as of December 31, 2004. The claims recognized as of December 31, 2005, include primarily the company’s estimate of the minimum probable recovery it is entitled to in connection with a request for equitable adjustment related to its T-AKE combat logistics ship contract. The company is seeking a contract price adjustment for engineering- and design-related changes imposed by the customer. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

        Other contract costs represent amounts recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, post-retirement benefits and environmental expenses. These costs will become allocable to contracts when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The company expects to bill substantially all of its year-end 2005 contracts-in-process balance, with the exception of these other contract costs, during 2006.

44    General Dynamics 2005 Annual Report

G. INVENTORIES

Inventories represent primarily commercial aircraft components and consisted of the following:

December 31	2005	2004
Work in process	$701	$648
Raw materials	505	392
Pre-owned aircraft	71	119
Other*	38	36
Total inventories	$1,315	$1,195
*	Consists primarily of coal and aggregates.

H. PROPERTY, PLANT AND EQUIPMENT, NET

The major classes of property, plant and equipment were as follows:

December 31	2005		2004
Machinery and equipment	$2,583		$2,475
Buildings and improvements	1,303		1,311
Land and improvements	216		225
Construction in process	137		78
Mineral reserves	75		78
	4,314	*	4,167	*
Less accumulated depreciation, depletion and amortization	2,189		2,014
Property, plant and equipment, net	$2,125		$2,153
*	The U.S. government provides certain of the company’s plant facilities; the company does not include these facilities above.

I. DEBT

Debt consisted of the following:

December 31	Interest Rate	2005	2004
Fixed-rate notes
Notes due in May 2006	2.125%	$500	$499
Notes due in May 2008	3.000%	499	499
Notes due in August 2010	4.500%	698	698
Notes due in May 2013	4.250%	999	999
Notes due in August 2015	5.375%	400	400
Senior notes due in 2008	6.320%	150	150
Term debt due in 2008	7.500%	30	35
Other	Various	15	17
Total debt		3,291	3,297
Less current portion		510	6
Long-term debt		$2,781	$3,291

As of December 31, 2005, General Dynamics had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note T for condensed consolidating financial statements.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of December 31, 2005, the fair value of this currency swap was a $44 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. Annual sinking fund payments of $5 are required in December 2006 and 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at a rate of 7.5 percent annually.

As of December 31, 2005, other debt consisted primarily of two capital lease arrangements totaling $8.

        As of December 31, 2005 and 2004, the company had no commercial paper outstanding but maintains the ability to access the market. The company has $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion 364-day facility expiring in December 2006 and a $1 billion multiyear facility expiring in July 2009. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities of approximately $575.

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of December 31, 2005.

General Dynamics 2005 Annual Report    45

J. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

December 31	2005	2004
Customer deposits on commercial contracts	$877	$653
Workers’ compensation	416	432
Retirement benefits	408	357
Salaries and wages	392	365
Other*	952	956
Total other current liabilities	$3,045	$2,763
*	Consists primarily of contract-related costs assumed in business acquisitions, dividends payable, environmental remediation reserves, warranty reserves and insurance-related costs.

K. OTHER LIABILITIES

Other liabilities consisted of the following:

December 31	2005	2004
Deferred U.S. federal income taxes	$756	$640
Retirement benefits	307	342
Customer deposits on commercial contracts	216	100
Other *	479	604
Total other liabilities	$1,758	$1,686
*	Consists primarily of liabilities for tax contingencies for open years, warranty reserves, workers’ compensation and accrued costs of disposed businesses.

L. SHAREHOLDERS’ EQUITY

Authorized Stock. General Dynamics’ authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by the board of directors.

Dividends per Share. Dividends declared per share were $1.60 in 2005, $1.44 in 2004 and $1.28 in 2003.

Shares Issued and Outstanding. The company had 240,940,317 shares of common stock issued as of December 31, 2005 and 2004. The company had 200,181,527 shares of common stock outstanding as of December 31, 2005, and 201,033,153 shares of common stock outstanding as of December 31, 2004. No shares of the company’s preferred stock were outstanding as of either date. The only changes in the company’s shares outstanding during 2005 resulted from shares issued under its equity compensation plans (see Note P for further discussion) and share repurchases in the open market. In 2005, the company repurchased 3.3 million shares at an average price of $107 per share.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income as of December 31, 2005, consists primarily of $211 of foreign currency translation adjustment, net of $84 of deferred taxes.

M. FINANCE OPERATION

General Dynamics leases three liquefied natural gas tankers to an unrelated company. The leases are classified as direct financing leases and extend through 2009. The components of the company’s net investment in the leases receivable are included in other current assets and other assets on the Consolidated Balance Sheet and consisted of the following:

December 31	2005	2004
Aggregate future minimum lease payments	$87	$108
Unguaranteed residual value	38	38
Unearned interest income	(29)	(39)
Net investment in leases receivable	$96	$107

The company is scheduled to receive annual minimum lease payments of $21 from 2006 through 2008 and $24 in 2009.

N. FOREIGN EXCHANGE RISK MANAGEMENT

General Dynamics is subject to foreign currency exchange rate risk relating to receipts from customers, payments to suppliers, foreign currency debt and inter-company transactions in foreign currencies.

        As a matter of policy, the company does not engage in interest rate or currency speculation. The company periodically enters into derivative financial instruments, principally foreign currency forward purchase and sale contracts, typically with terms of less than three years. These instruments are designed to hedge the company’s exposure to changes in exchange rates related to both known and anticipated inter-company and third-party sale and purchase commitments made in non-functional currencies. The company also has a currency swap designated as a cash flow hedge that fixes its foreign currency variability on both the principal and interest components of U.S. dollar-denominated debt held by one of the company’s Canadian subsidiaries, as discussed in Note I. There were no derivative financial instruments designated as fair value or net investment hedges during the years ended December 31, 2005 and 2004.

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

For derivative financial instruments not designated as cash flow hedges, the company marks these forward contracts to market value each period and records the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments offset losses and gains on the assets, liabilities and other transactions being hedged.

46    General Dynamics 2005 Annual Report

Gains and losses related to forward exchange contracts that qualify as cash flow hedges and the currency swap discussed above are deferred in accumulated other comprehensive income until the underlying transaction occurs. The gains and losses reported in accumulated other comprehensive income will be reclassified to earnings upon completion of the underlying transaction being hedged.

As of December 31, 2005, the fair value of the currency swap was a $44 liability, which offset the effect of changes in the currency exchange rate on the related debt. The fair value of outstanding forward exchange contracts was not material. Net gains and losses recognized in earnings in 2005 were not material. The company expects the amount of gains and losses in accumulated other comprehensive income that will be reclassified to earnings in 2006 will not be material.

O. COMMITMENTS AND CONTINGENCIES

Litigation

Termination of A-12 Program. In January 1991, the U.S. Navy terminated the company’s A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas, now owned by The Boeing Company, (the contractors) were parties to the contract with the Navy. Both contractors had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1.4 billion in unliquidated progress payments. The Navy agreed to defer collection of that amount pending a decision by the U.S. Court of Federal Claims (the trial court) on the contractors’ challenge to the termination for default, or a negotiated settlement.

On December 19, 1995, the trial court issued an order converting the termination for default to a termination for convenience. On March 31, 1998, a final judgment was entered in favor of the contractors for $1.2 billion plus interest.

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

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at December 31, 2005. This would result in a liability for the company of approximately $1.3 billion pretax. The company’s after-tax charge would be approximately $700, to be taken as a charge against discontinued operations. The company believes it has sufficient resources to satisfy its obligation if required.

Final Analysis. In May 2003, Final Analysis Communication Services, Inc. (FACS), a Maryland corporation, served the company with a complaint it filed in the U.S. District Court for the District of Maryland. On October 14, 2004, FACS filed a second amended complaint alleging that the company breached contracts among the company, FACS and FACS’ then-corporate parent, Final Analysis, Inc. (FAI), a Maryland corporation. FAI is currently a debtor in the Bankruptcy Court for the District of Maryland. The second amended complaint alleged monetary damages in excess of $500, plus punitive damages. The company denied liability to FACS and asserted counterclaims.

On September 6, 2005, the jury rendered a verdict against the company in the amount of $138 and a verdict in its favor in the amount of $8 on the company’s counterclaims. The judge did not enter judgment on the jury’s verdict, but rather asked for post-trial motions and briefs from both parties. These motions and briefs have been filed, and oral argument before the judge has been set for April 10, 2006. General Dynamics believes the jury’s verdict is not supported by the evidence presented and is legally flawed. The company believes that the ultimate outcome of this matter will not have a material impact on its results of operations, financial condition or cash flows.

General Dynamics 2005 Annual Report    47

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

As required, the company provides financial assurance for certain sites undergoing or subject to investigation or remediation. Where applicable, the company seeks insurance recovery for costs related to environmental liability. The company does not record insurance recoveries before collection is considered probable. Based on all known facts and analyses, as well as current U.S. government policies relating to allowable costs, the company does not believe that its liability at any individual site, or in the aggregate, arising from such environmental conditions, will be material to its results of operations, financial condition or cash flows. Nor does the company believe that the range of reasonably possible additional loss beyond what has been recorded would be material to its results of operations, financial condition or cash flows.

Minimum Lease Payments

Total rental expense under operating leases was $179 in 2005, $172 in 2004 and $116 in 2003. Operating leases are primarily for facilities and equipment. Future minimum lease payments due during the next five years are as follows:

2006	$143
2007	123
2008	106
2009	84
2010	68
2011 and thereafter	284
Total minimum lease payments	$808

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.6 billion at December 31, 2005. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

On June 5, 2001, General Dynamics acquired substantially all of the assets of Galaxy Aerospace Company LP. Pursuant to the purchase agreement, the selling parties have the contractual right to receive additional payments, up to a maximum of approximately $300 through December 31, 2006, contingent on the achievement of specific revenue targets. Based on current planned aircraft production rates, the company does not anticipate having to make any future payments under this agreement.

As of December 31, 2005, in connection with orders for 33 Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (both Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2008 and totaled $570 as of December 31, 2005, versus $301 at December 31, 2004. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

        Approximately one-fourth of the company’s employees are covered by more than 55 collective bargaining agreements with various unions. A number of these agreements expire within any given year. Historically, the company has been successful at renegotiating successor agreements without any material disruption of operating activities. The company expects to complete the renegotiation of 14 collective bargaining agreements in 2006, covering approximately 5,000 employees. The company does not expect that the renegotiations will, either individually or in the aggregate, have a material impact on its results of operations, financial condition or cash flows.

48    General Dynamics 2005 Annual Report

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

The changes in the carrying amount of warranty liabilities for the years ended December 31, 2005, 2004 and 2003 were as follows:

Year Ended December 31	2005	2004	2003
Beginning balance	$199	$181	$106
Warranty expense	33	53	73
Payments	(42)	(37)	(51)
Adjustments*	12	2	53
Ending balance	$202	$199	$181

*	Includes warranty liabilities assumed in connection with acquisitions.

P. EQUITY COMPENSATION PLANS

The company has various equity compensation plans for employees as well as non-employee members of the board of directors, including:

•	the General Dynamics Corporation Equity Compensation Plan (Equity Compensation Plan),

•	the General Dynamics United Kingdom Share Save Plan (U.K. Plan),

•	the General Dynamics Corporation 1997 Incentive Compensation Plan (Incentive Compensation Plan),

•	the General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (Directors’ Stock Plan) and

•	various equity compensation plans assumed with the acquisition of Gulfstream Aerospace Corporation in 1999 (Gulfstream Plans).

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

Stock options may be granted either as incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or as options not qualified under the Code. All options are issued with an exercise price at or above 100 percent of the fair market value of the common stock on the date of grant. Awards of stock options generally vest over two years, with 50 percent of the options vesting on the first anniversary of the date of grant and the remaining 50 percent vesting on the second anniversary of the date of grant. Stock options awarded under the Equity Compensation Plan may not have a term of more than five years.

Awards of restricted stock represent common stock that may not be sold, transferred, pledged, assigned or otherwise conveyed to another party except upon the passage of time, or upon satisfaction of performance goals or other conditions. However, during the period of restriction, the recipient of restricted shares is entitled to vote the restricted shares and to retain cash dividends paid thereon. Awards of restricted stock generally vest 100 percent after four years.

Participation units are obligations of the company that have a value derived from or related to the value of the company’s common stock. These include stock appreciation rights, phantom stock units, and restricted stock units and are payable in cash, common stock or any combination thereof.

The Equity Compensation Plan replaced, on a prospective basis, the Incentive Compensation Plan and the Directors’ Stock Plan (the prior plans) effective May 5, 2004. No new grant of awards will be made under the prior plans. Any awards previously granted under the prior plans will remain outstanding and will, among other things, continue to vest and become exercisable in accordance with their original terms and conditions.

Under the U.K. Plan, company employees located in the United Kingdom may invest designated amounts in a savings account to be used to purchase a specified number of shares of common stock, based on option grants that the employee may receive, at an exercise price of not less than 80 percent of the fair market value of the common stock. The options may be exercised three, five or seven years after the date of grant.

Options granted under the Gulfstream Plans prior to the company’s acquisition of Gulfstream were subject to different vesting periods based on the terms of the plans. At the time of the acquisition, substantially all of the outstanding Gulfstream options became fully vested. No additional awards or grants may be made under the Gulfstream Plans.

There were 1,215,595 shares of restricted stock outstanding at December 31, 2005. Information with respect to restricted stock awards follows:

Year Ended December 31	2005	2004	2003
Number of shares awarded	434,454	238,618	435,199
Weighted average grant price	$104.54	$91.59	$59.89

General Dynamics 2005 Annual Report    49

At December 31, 2005, in addition to the shares reserved for issuance on the exercise of options outstanding, 15,077,014 shares have been authorized for options and restricted stock that may be granted in the future. Information with respect to stock options follows:

	Shares Under Option	Weighted- Average Exercise Prices	Shares Exercisable	Weighted- Average Exercise Prices
Outstanding at December 31, 2002	7,662,525	$67.64	4,119,791	$52.87
Granted	3,591,482	57.17
Exercised	(1,475,604)	50.49
Canceled	(109,784)	66.14
Outstanding at December 31, 2003	9,668,619	66.35	4,679,212	66.17
Granted	2,546,666	91.30
Exercised	(3,175,943)	57.00
Canceled	(354,396)	71.13
Outstanding at December 31, 2004	8,684,946	76.89	4,159,564	75.43
Granted	2,698,561	105.20
Exercised	(2,204,058)	70.10
Canceled	(163,335)	90.87
Outstanding at December 31, 2005	9,016,114	$86.77	4,856,752	$76.29

Information with respect to stock options outstanding and exercisable at December 31, 2005, follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price
$43.00-57.38	1,970,111	2.19	$56.73	1,835,148	$56.72
$60.94-74.94	602,695	0.32	70.82	579,023	70.81
$76.28-91.34	2,293,680	3.04	90.66	1,049,334	90.03
$93.90-104.48	1,525,781	1.26	94.09	1,393,247	94.00
$105.03-115.57	2,623,847	4.17	105.34	—	—
	9,016,114	2.70	$86.77	4,856,752	$76.29

50    General Dynamics 2005 Annual Report

Q. RETIREMENT PLANS

The company provides defined-benefit pension and other post-retirement benefits to eligible employees. The following is a reconciliation of the benefit obligations, plan/trust assets and funded status of the company’s plans:

	Pension Benefits		Other Post-retirement Benefits
	2005	2004	2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of year	$(6,892)	$(6,558)	$(1,173)	$(1,200)
Service cost	(236)	(220)	(16)	(15)
Interest cost	(399)	(398)	(68)	(72)
Amendments	(29)	239	(18)	(11)
Actuarial (loss)/gain	(277)	(252)	(9)	37
Foreign currency exchange rate changes	10	(17)	—	—
Settlement/curtailment/other	27	(6)	—	3
Benefits paid	333	320	87	85
Benefit obligation at end of year	$(7,463)	$(6,892)	$(1,197)	$(1,173)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$6,776	$6,378	$366	$344
Actual return on plan/trust assets	403	664	30	37
Employer contributions	11	31	24	40
Settlement/curtailment/other	(30)	5	—	—
Foreign currency exchange rate changes	(12)	18	—	—
Benefits paid	(333)	(320)	(45)	(55)
Fair value of assets at end of year	$6,815	$6,776	$375	$366
Funded Status Reconciliation
Funded status	$(648)	$(116)	$(822)	$(807)
Unrecognized net actuarial loss	1,006	606	237	240
Unrecognized prior service cost	(79)	(111)	(4)	(21)
Unrecognized transition obligation	—	—	2	3
Prepaid (accrued) benefit cost	$279 *	$379	$(587)	$(585)

*	Includes plans with a projected and accumulated benefit obligation in excess of the fair value of pension assets. As of December 31, 2005, these plans had assets of $5,199, an accumulated benefit obligation of $5,512 and a projected benefit obligation of $6,103.

The accumulated benefit obligation for all defined-benefit pension plans was $6.8 billion at December 31, 2005, and $6.3 billion at December 31, 2004. The accumulated benefit obligation is the actuarial present value of benefits attributed to employee services rendered to date excluding assumptions about future compensation levels.

Net periodic pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits			Other Post-retirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$236	$220	$178	$16	$15	$15
Interest cost	399	398	384	68	72	77
Expected return on plan assets	(539)	(530)	(522)	(26)	(26)	(26)
Recognized net actuarial loss (gain)	5	2	(4)	10	11	7
Amortization of unrecognized transition obligation	—	—	—	1	9	11
Amortization of prior service cost	(2)	31	35	—	(1)	2
Net periodic cost	$99	$121	$71	$69	$80	$86

General Dynamics 2005 Annual Report    51

The following table presents the assumptions used to determine the company’s benefit obligations and net periodic pension and other post-retirement benefit costs.

	Pension Benefits			Other Post-retirement Benefits
Assumptions at December 31	2005	2004	2003	2005	2004	2003
Weighted average used to determine benefit obligations
Discount rate	5.70%	5.95%	6.22%	5.74%	6.00%	6.25%
Varying rates of increase in compensation levels based on age	4.00-11.00%	4.00-11.00%	4.00-11.00%

Weighted average used to determine net cost for the year ended
Discount rate	5.95%	6.22%	6.99%	6.00%	6.25%	7.00%
Expected weighted average long-term rate of return on assets	8.15%	8.21%	8.26%	8.00%	8.00%	8.00%
Varying rates of increase in compensation levels based on age	4.00-11.00%	4.00-11.00%	4.00-11.00%
Assumed health care cost trend rate for next year:
Post-65 claim groups				8.75%	9.75%	10.75%
Pre-65 claim groups				8.75%	9.75%	10.75%

The company uses a December 31 measurement date for its plans.

The company amortizes changes in prior service cost resulting from plan amendments on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plan.

The company determines the discount rate each year based on the rate of return currently available on high-quality fixed-income investments whose cash flows are expected to match the timing of projected benefit payments.

The company relies on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and the current and expected asset allocation strategy to determine its expected long-term rate of return assumptions.

The company’s investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and existing market conditions. The company invests almost exclusively in U.S. publicly traded securities and uses derivative instruments on a non-leveraged basis to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.

It is General Dynamics’ policy to fund the plans to the maximum extent deductible under existing federal income tax regulations. These contributions are intended to provide not only for benefits attributed to service to date, but also for benefits to be earned in the future. The company expects to contribute approximately $13 to its pension plans in 2006.

The company maintains several Voluntary Employees’ Beneficiary Association (VEBA) trusts for certain post-retirement plans. For non-funded plans, claims are paid as received. The company expects to contribute approximately $24 to its other post-retirement benefit plans in 2006.

The plans’ weighted average asset allocations at December 31, 2005 and 2004, by asset category, were as follows:

	Pension Benefits
December 31	2005	2004
U.S. common stocks	51%	52%
U.S. common stocks with risk-mitigating hedges	46%	45%
Fixed income	3%	3%
	100%	100%

	Other Post-retirement Benefits
December 31	2005	2004
U.S. common stocks	67%	66%
U.S. common stocks with risk-mitigating hedges	30%	29%
Fixed income	3%	5%
	100%	100%

        Pension Benefits. As of December 31, 2005, the company had eight noncontributory and five contributory trusteed, qualified defined-benefit pension plans covering substantially all of its government business employees, and two noncontributory plans covering substantially all of its commercial business employees. Under certain plans, benefits are a function primarily of both the employee’s years of service and level of compensation; under other plans, benefits are a function primarily of years of service.

52    General Dynamics 2005 Annual Report

The company expects the following benefits to be paid from its pension plans over the next 10 years:

2006	$348
2007	$359
2008	$381
2009	$398
2010	$419
2011-2015	$2,470

General Dynamics’ contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government plans. The amount contributed to certain plans, charged to contracts and included in net sales has differed from the net periodic pension cost as determined under SFAS No. 87, Employers’ Accounting for Pensions. The company has deferred recognition of this difference to provide a better matching of revenues and expenses. Similarly, pension settlements and curtailments under the government plans have also been deferred. These deferrals have been classified against the accrued pension cost related to these plans.

The net prepaid pension cost of the company’s commercial plans was $398 at December 31, 2005, and $381 at December 31, 2004, and is included in other assets on the Consolidated Balance Sheet.

In addition to the qualified defined-benefit plans, the company provides eligible employees the opportunity to participate in defined-contribution savings plans, which permit contributions on both a pretax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives, including investment in the company’s common stock. In certain plans, the company matches a portion of the employees’ contributions with contributions to a fund that invests in the company’s common stock. The company’s contributions to the defined-contribution plans totaled $137 in 2005, $101 in 2004 and $79 in 2003. The defined-contribution plans held approximately 16 million shares of the company’s common stock at December 31, 2005 and 2004, representing approximately 8 percent of the company’s outstanding shares at each date.

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

The company expects the following benefits to be paid from its other post-retirement benefit plans over the next 10 years:

2006	$92
2007	$96
2008	$98
2009	$99
2010	$100
2011-2015	$496

The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to a VEBA and, for non-funded plans, recovery of claims paid. The net periodic post-retirement benefit cost exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process until the cost is allocable to contracts.

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

        In the fourth quarter of 2004, the company adopted Financial Accounting Standards Board Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (which superseded FSP No. FAS 106-1). This FSP provides guidance on the accounting for the federal subsidy and other provisions of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The effects of these provisions resulted in a reduction of $67 in the company’s accumulated post-retirement obligation for benefits attributed to past service as of December 31, 2004, and a reduction of $8 in the company’s 2005 net periodic post-retirement benefit cost. The federal government is expected to begin making the subsidy payments to employers in 2006. The company anticipates the following subsidy payments over the next 10 years:

2006	$4
2007	$4
2008	$5
2009	$5
2010	$5
2011-2015	$26

General Dynamics 2005 Annual Report    53

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

Summary financial information for each of the company’s business groups follows:

	Net Sales			Operating Earnings			Sales to U.S. Government
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Information Systems and Technology	$7,826	$6,722	$4,848	$865	$718	$533	$5,713	$5,201	$3,893
Combat Systems	5,021	4,407	4,007	576	522	443	3,773	3,048	2,890
Marine Systems	4,695	4,726	4,271	249	292	216	4,492	4,407	3,966
Aerospace	3,433	3,012	2,946	495	393	218	226	199	158
Resources (a)	269	252	256	12	19	32	—	—	—
	$21,244	$19,119	$16,328	$2,197	$1,944	$1,442	$14,204	$12,855	$10,907

	Identifiable Assets			Capital Expenditures			Depreciation, Depletion and Amortization
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Information Systems and Technology	$7,095	$6,576	$5,677	$97	$83	$50	$121	$106	$72
Combat Systems	5,452	4,818	4,588	67	86	92	95	95	76
Marine Systems	2,202	2,092	2,126	64	33	38	59	60	61
Aerospace	2,655	2,612	2,635	29	25	17	44	39	38
Resources (a)	229	270	255	17	11	18	15	16	17
Corporate (b)	1,958	1,176	902	5	26	5	8	6	6
	$19,591	$17,544	$16,183	$279	$264	$220	$342	$322	$270

(a)	Resources includes the results of the company’s coal and aggregates operations, as well as a portion of the operating results of the company’s commercial pension plans.
(b)	Corporate identifiable assets include cash and equivalents from domestic operations, real estate held for development, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

The following table presents revenues by geographic area based on the location of the company’s customers:

Year Ended December 31	2005	2004	2003
North America:
United States	$17,871	$15,882	$13,817
Canada	458	229	150
Other	184	122	287
Total North America	18,513	16,233	14,254

Europe:
United Kingdom	1,076	1,075	606
Other	989	870	795
Total Europe	2,065	1,945	1,401
Africa/Middle East	132	427	268
Asia/Pacific	380	330	298
South America	154	184	107
	$21,244	$19,119	$16,328

The company’s revenues from international operations were $3,027 in 2005, $2,701 in 2004 and $2,175 in 2003. The long-lived assets of operations located outside the United States were 4 percent of the company’s total long-lived assets as of December 31, 2005, 5 percent as of December 31, 2004, and 4 percent as of December 31, 2003.

54    General Dynamics 2005 Annual Report

S. SUBSEQUENT EVENTS

Stock Split

On March 1, 2006, the company’s board of directors authorized a two-for-one stock split to be effected in the form of a 100 percent stock dividend to be distributed on March 24, 2006, to shareholders of record at the close of business on March 13, 2006.

The total number of authorized common stock shares and par value were unchanged by this action. The stock split will require retroactive restatement of all historical share and per share data in the first quarter ending on April 2, 2006. Shareholders’ equity will also be restated to give retroactive recognition of the stock split. For all periods presented, the par value of the additional shares resulting from the split will be reclassified from surplus to common stock.

All references to the number of shares and per share amounts in the Consolidated Financial Statements are presented on a pre-split basis.

The company’s historical earnings per share on a pro forma basis, assuming the stock split had occurred on January 1, 2003, would be as follows:

Year Ended December 31	2005	2004	2003
Basic:
Continuing Operations	$3.66	$3.02	$2.48
Discontinued Operations	(0.02)	0.05	0.06
Net Earnings	$3.64	$3.07	$2.54

Diluted:
Continuing Operations	$3.63	$2.99	$2.46
Discontinued Operations	(0.02)	0.05	0.06
Net Earnings	$3.61	$3.04	$2.52

Divestiture Activities

On March 1, 2006, the company entered into a definitive agreement to sell its aggregates business, which is included in the Resources group. The company expects the transaction to close in the first half of 2006.

The assets and liabilities of the company’s aggregates business consisted of the following as of December 31, 2005 and 2004:

December 31	2005	2004
Accounts receivable	$24	$22
Inventory	21	23
Property, plant and equipment, net	77	76
Other assets	2	1
Total Assets	$124	$122
Accounts payable	15	12
Other liabilities	28	29
Total Liabilities	$43	$41

General Dynamics 2005 Annual Report    55

T. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The fixed-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of December 31, 2005 and 2004, for the balance sheet, as well as the statements of earnings and cash flows for each of the three years in the period ended December 31, 2005.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Year Ended December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$18,214	$3,030	$—	$21,244
Cost of sales	8	15,165	2,551	—	17,724
General and administrative expenses	—	1,159	164	—	1,323
Operating Earnings	(8)	1,890	315	—	2,197
Interest expense	(130)	(4)	(20)	—	(154)
Interest income	20	1	15	—	36
Other income, net	4	7	10	—	21
Earnings from Continuing Operations before Income Taxes	(114)	1,894	320	—	2,100
Provision for income taxes	(85)	611	106	—	632
Discontinued operations, net of tax	—	(7)	—	—	(7)
Equity in net earnings of subsidiaries	1,490	—	—	(1,490)	—
Net Earnings	$1,461	$1,276	$214	$(1,490)	$1,461

Year Ended December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$15,394	$3,725	$—	$19,119
Cost of sales	1	12,880	3,121	—	16,002
General and administrative expenses	—	950	223	—	1,173
Operating Earnings	(1)	1,564	381	—	1,944
Interest expense	(134)	(5)	(18)	—	(157)
Interest income	2	—	7	—	9
Other expense, net	(29)	9	12	—	(8)
Earnings from Continuing Operations before Income Taxes	(162)	1,568	382	—	1,788
Provision for income taxes	(70)	524	129	—	583
Discontinued operations, net of tax	—	22	—	—	22
Equity in net earnings of subsidiaries	1,319	—	—	(1,319)	—
Net Earnings	$1,227	$1,066	$253	$(1,319)	$1,227

Year Ended December 31, 2003	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$13,339	$2,989	$—	$16,328
Cost of sales	(6)	11,352	2,470	—	13,816
General and administrative expenses	—	862	208	—	1,070
Operating Earnings	6	1,125	311	—	1,442
Interest expense	(88)	(3)	(17)	—	(108)
Interest income	—	1	9	—	10
Other income, net	(2)	—	5	—	3
Earnings from Continuing Operations before Income Taxes	(84)	1,123	308	—	1,347
Provision for income taxes	(47)	353	62	—	368
Discontinued operations, net of tax	—	25	—	—	25
Equity in net earnings of subsidiaries	1,041	—	—	(1,041)	—
Net Earnings	$1,004	$795	$246	$(1,041)	$1,004

56    General Dynamics 2005 Annual Report

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,563	$—	$768	$—	$2,331
Accounts receivable	—	1,242	792	—	2,034
Contracts in process	58	2,576	442	—	3,076
Inventories
Work in process	—	683	18	—	701
Raw materials	—	477	28	—	505
Pre-owned aircraft	—	71	—	—	71
Other	—	38	—	—	38
Assets of discontinued operations	—	7	—	—	7
Other current assets	149	118	143	—	410
Total Current Assets	1,770	5,212	2,191	—	9,173
Noncurrent Assets:
Property, plant and equipment	141	3,657	516	—	4,314
Accumulated depreciation, depletion and amortization of PP&E	(30)	(1,895)	(264)	—	(2,189)
Intangible assets and goodwill	—	6,538	1,486	—	8,024
Accumulated amortization of intangible assets	—	(370)	(69)	—	(439)
Other assets	64	545	99	—	708
Investment in subsidiaries	14,698	—	—	(14,698)	—
Total Noncurrent Assets	14,873	8,475	1,768	(14,698)	10,418
	$16,643	$13,687	$3,959	$(14,698)	$19,591
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$7	$3	$—	$510
Liabilities of discontinued operations	—	11	—	—	11
Other current liabilities	228	4,238	1,920	—	6,386
Total Current Liabilities	728	4,256	1,923	—	6,907
Noncurrent Liabilities:
Long-term debt	2,596	31	154	—	2,781
Other liabilities	253	1,307	198	—	1,758
Total Noncurrent Liabilities	2,849	1,338	352	—	4,539
Shareholders’ Equity:
Common stock, including surplus	1,127	6,142	1,136	(7,278)	1,127
Other shareholders’ equity	11,939	1,951	548	(7,420)	7,018
Total Shareholders’ Equity	13,066	8,093	1,684	(14,698)	8,145
	$16,643	$13,687	$3,959	$(14,698)	$19,591

General Dynamics 2005 Annual Report    57

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$423	$—	$553	$—	$976
Accounts receivable	2	1,075	373	—	1,450
Contracts in process	63	2,157	670	—	2,890
Inventories
Work in process	—	620	28	—	648
Raw materials	—	376	16	—	392
Pre-owned aircraft	—	119	—	—	119
Other	—	35	1	—	36
Assets of discontinued operations	—	412	—	—	412
Other current assets	129	50	229	—	408
Total Current Assets	617	4,844	1,870	—	7,331
Noncurrent Assets:
Property, plant and equipment	134	3,314	719	—	4,167
Accumulated depreciation, depletion and amortization of PP&E	(22)	(1,714)	(278)	—	(2,014)
Intangible assets and goodwill	—	5,468	2,246	—	7,714
Accumulated amortization of intangible assets	—	(274)	(63)	—	(337)
Other assets	32	543	108	—	683
Investment in subsidiaries	13,448	—	—	(13,448)	—
Total Noncurrent Assets	13,592	7,337	2,732	(13,448)	10,213
	$14,209	$12,181	$4,602	$(13,448)	$17,544
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$—	$—	$6
Liabilities of discontinued operations	—	101	—	—	101
Other current liabilities	201	3,443	1,627	—	5,271
Total Current Liabilities	201	3,550	1,627	—	5,378
Noncurrent Liabilities:
Long-term debt	3,095	38	158	—	3,291
Other liabilities	320	1,093	273	—	1,686
Total Noncurrent Liabilities	3,415	1,131	431	—	4,977
Shareholders’ Equity:
Common stock, including surplus	998	5,247	1,925	(7,172)	998
Other shareholders’ equity	9,595	2,253	619	(6,276)	6,191
Total Shareholders’ Equity	10,593	7,500	2,544	(13,448)	7,189
	$14,209	$12,181	$4,602	$(13,448)	$17,544

58    General Dynamics 2005 Annual Report

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(89)	$1,782	$363	$—	$2,056
Cash Flows from Investing Activities:
Proceeds from sale of assets, net	—	360	1	—	361
Capital expenditures	(5)	(239)	(35)	—	(279)
Business acquisitions, net of cash acquired	—	(277)	—	—	(277)
Other, net	—	14	—	—	14
Net Cash Used by Investing Activities	(5)	(142)	(34)	—	(181)
Cash Flows from Financing Activities:
Purchases of common stock	(348)	—	—	—	(348)
Dividends paid	(314)	—	—	—	(314)
Other, net	143	—	(1)	—	142
Net Cash Used by Financing Activities	(519)	—	(1)	—	(520)
Cash sweep by parent	1,753	(1,640)	(113)	—	—
Net Increase in Cash and Equivalents	1,140	—	215	—	1,355
Cash and Equivalents at Beginning of Year	423	—	553	—	976
Cash and Equivalents at End of Year	$1,563	$—	$768	$—	$2,331

Year Ended December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(98)	$1,999	$(101)	$—	$1,800
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(6)	(536)	(1)	—	(543)
Capital expenditures	(26)	(170)	(68)	—	(264)
Other, net	(1)	12	15	—	26
Net Cash Used by Investing Activities	(33)	(694)	(54)	—	(781)
Cash Flows from Financing Activities:
Repayment of floating-rate notes	(500)	—	—	—	(500)
Net repayments of commercial paper	(182)	—	—	—	(182)
Dividends paid	(278)	—	—	—	(278)
Other, net	121	(6)	(59)	—	56
Net Cash Used by Financing Activities	(839)	(6)	(59)	—	(904)
Cash sweep by parent	1,213	(1,299)	86	—	—
Net Increase in Cash and Equivalents	243	—	(128)	—	115
Cash and Equivalents at Beginning of Year	180	—	681	—	861
Cash and Equivalents at End of Year	$423	$—	$553	$—	$976

Year Ended December 31, 2003	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(211)	$1,637	$295	$—	$1,721
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2,676)	(368)	—	—	(3,044)
Capital expenditures	(5)	(154)	(61)	—	(220)
Other, net	—	12	24	—	36
Net Cash Used by Investing Activities	(2,681)	(510)	(37)	—	(3,228)
Cash Flows from Financing Activities:
Issuance of fixed-rate notes	3,094	—	—	—	3,094
Net repayments of commercial paper	(529)	—	—	—	(529)
Purchases of common stock	(300)	—	—	—	(300)
Dividends paid	(249)	—	—	—	(249)
Other, net	57	2	(34)	—	25
Net Cash Provided by Financing Activities	2,073	2	(34)	—	2,041
Cash sweep by parent	945	(1,129)	184	—	—
Net Increase in Cash and Equivalents	126	—	408	—	534
Cash and Equivalents at Beginning of Year	54	—	273	—	327
Cash and Equivalents at End of Year	$180	$—	$681	$—	$861

General Dynamics 2005 Annual Report    59

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

The company maintains a system of internal accounting controls designed and intended to provide reasonable assurance that assets are safeguarded, that transactions are executed and recorded in accordance with management’s authorization, and that accountability for assets is maintained. Management maintains and monitors an environment that establishes an appropriate level of control consciousness. An important element of the monitoring process is an internal audit program that independently assesses the effectiveness of the control environment.

The Audit Committee of the board of directors, which is composed of six outside directors, meets periodically and, when appropriate, separately with the independent auditors, management and internal audit staff to review the activities of each.

The financial statements have been audited by KPMG LLP, independent auditors, whose report follows.

Michael J. Mancuso	John W. Schwartz
Senior Vice President and Chief Financial Officer	Vice President and Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To General Dynamics Corporation:

We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation (a Delaware corporation) and subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of General Dynamics Corporation’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia

March 1, 2006

60    General Dynamics 2005 Annual Report

(Quarterly data are based on a 13-week period.)

Supplementary Data (Unaudited)

	2005				2004
	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Net sales	$5,831	$5,380	$5,214	$4,819	$5,174	$4,647	$4,652	$4,646
Operating earnings	612	588	549	448	530	493	485	436
Net earnings from continuing operations	406	374	344	344	330	320	290	265
Net earnings (loss) from discontinued operations	—	—	1	(8)	6	2	10	4
Net earnings	406	374	345	336	336	322	300	269
Earnings per share:
Basic*:
Continuing operations	$2.02	$1.86	$1.71	$1.72	$1.64	$1.60	$1.46	$1.34
Discontinued operations	—	—	0.01	(0.04)	0.03	0.01	0.05	0.02
Net earnings	2.02	1.86	1.72	1.68	1.67	1.61	1.51	1.36

Diluted*:
Continuing operations	$2.00	$1.84	$1.70	$1.70	$1.63	$1.59	$1.44	$1.32
Discontinued operations	—	—	0.01	(0.04)	0.03	0.01	0.05	0.02
Net earnings	2.00	1.84	1.71	1.66	1.66	1.60	1.49	1.34
Market price range:
High	$122.27	$120.77	$112.89	$109.96	$109.98	$103.20	$100.78	$97.00
Low	110.17	107.31	100.72	97.59	96.25	93.62	90.27	84.96
Dividends declared	$0.40	$0.40	$0.40	$0.40	$0.36	$0.36	$0.36	$0.36

*	The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods.

General Dynamics 2005 Annual Report    61

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the company’s disclosure controls and procedures were effective.

The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2006 the company’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the company of the NYSE’s corporate governance listing standards.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of General Dynamics Corporation:

The management of General Dynamics Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our evaluation we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on our assessment and on the effectiveness of the company’s internal control over financial reporting. The KPMG report immediately follows this report.

Nicholas D. Chabraja	Michael J. Mancuso
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

62    General Dynamics 2005 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To General Dynamics Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that General Dynamics Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that General Dynamics Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by COSO. Also in our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2005 and 2004, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 1, 2006, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

March 1, 2006

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

General Dynamics 2005 Annual Report    63

ITEM 9B. OTHER INFORMATION

Effective March 1, 2006, the board of director’s amended and restated the company’s bylaws. The revisions reflect changes to Article VI of the bylaws to provide that shares of the company’s stock may be issued in uncertificated form, as permitted by a recent change in Delaware law. The Amended and Restated Bylaws are attached hereto as Exhibit 3.2.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Code of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for its 2006 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

Executive Officers of the Company

All executive officers of the company are elected annually. No executive officer of the company was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions held for the last five years of the company’s executive officers as of March 3, 2006, were as follows:

Name, Position and Office	Age
John P. Casey – Vice President of the company and President of Electric Boat Corporation since October 2003; Vice President of Electric Boat Corporation, October 1996 – October 2003	51

Nicholas D. Chabraja – Chairman of the Board of Directors of the company and Chief Executive Officer since June 1997; Vice Chairman, December 1996 – May 1997; Executive Vice President, March 1994 – December 1996	63

Gerard J. DeMuro – Executive Vice President and Group Executive, Information Systems and Technology, since October 2003; Vice President of the company, February 2000 – October 2003; President of General Dynamics C4 Systems, August 2001 – October 2003; President of General Dynamics Communications Systems, September 1999 – August 2001	50

Charles M. Hall – Executive Vice President and Group Executive, Combat Systems, since July 2005; Vice President of the company and President of General Dynamics Land Systems, September 1999 – July 2005	54

David K. Heebner – Senior Vice President of the company since May 2002; President of General Dynamics Land Systems since July 2005; Senior Vice President, Planning and Development, May 2002 – July 2005; Vice President, Strategic Planning, January 2000 – May 2002	61

Michael J. Mancuso – Senior Vice President and Chief Financial Officer since March 1997; Vice President and Chief Financial Officer, November 1994 – March 1997; Vice President and Controller, May 1994 – November 1994	63

Christopher Marzilli – Vice President of the company and President of General Dynamics C4 Systems since January 2006; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 – January 2006; Vice President and General Manager, General Dynamics Communications Systems, September 1999 – November 2003	46

Bryan T. Moss – Executive Vice President and Group Executive, Aerospace, since December 2003; President of Gulfstream Aerospace Corporation since April 2003; Vice President of the company, May 2002 – December 2003; Vice Chairman and Director of Gulfstream Aerospace Corporation, March 1995 – April 2003	66

Phebe N. Novakovic – Senior Vice President, Planning and Development, since July 2005; Vice President of Strategic Planning, October 2002 – July 2005; Staff Vice President, May 2002 – October 2002; Director of Strategic Planning and Development, May 2001 – May 2002	48

Walter M. Oliver – Senior Vice President, Human Resources and Administration, since March 2002; Vice President, Human Resources and Administration, January 2001 – March 2002	60

David A. Savner – Senior Vice President, General Counsel and Secretary since May 1999; Senior Vice President – Law and Secretary, April 1998 – May 1999	61

John W. Schwartz – Vice President and Controller since March 1998	49

Michael W. Toner – Executive Vice President and Group Executive, Marine Systems, since March 2003; Vice President of the company and President of Electric Boat Corporation, January 2000 – October 2003	62

Lewis F. von Thaer – Vice President of the company and President of General Dynamics Advanced Information Systems (GDAIS) since March 2005; Senior Vice President, Operations, of GDAIS, November 2003 – March 2005; Vice President of GDAIS, October 2001 – November 2003; Senior Vice President of General Dynamics Advanced Technology Systems, April 2000 – October 2001	45

64    General Dynamics 2005 Annual Report

ITEM 11. EXECUTIVE COMPENSATION

The information required to be set forth herein is included in the sections entitled “Governance of the Company – Director Compensation,” “Compensation Committee Report on Executive Compensation,” “Five-Year Historical Performance” and “Executive Compensation” in the company’s Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be set forth herein is included in the section entitled “Security Ownership of Certain Beneficial Owners” in the company’s Proxy Statement, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein is included in the section entitled “Selection of Independent Auditors – Audit and Non-Audit Fees” in the company’s Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

 Consolidated Statement of Earnings

 Consolidated Balance Sheet

 Consolidated Statement of Cash Flows

 Consolidated Statement of Shareholders’ Equity

 Notes to Consolidated Financial Statements (A to T)

2. Financial Statement Schedules

Schedule	Description	Page

II	Valuation and Qualifying Accounts	67

All other financial schedules not listed are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

See Index on pages 67 through 68 of this Annual Report on Form 10-K for the year ended December 31, 2005.

General Dynamics 2005 Annual Report    65

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By:	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller

March 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on March 3, 2006, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ Nicholas D. Chabraja Nicholas D. Chabraja	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Michael J. Mancuso Michael J. Mancuso	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John W. Schwartz John W. Schwartz	Vice President and Controller (Principal Accounting Officer)

* James S. Crown	Director

* Lester Crown	Director

* William P. Fricks	Director

* Charles H. Goodman	Director

* Jay L. Johnson	Director

* George A. Joulwan	Director

* Paul G. Kaminski	Director

* John M. Keane	Director

* Deborah J. Lucas	Director

* Lester L. Lyles	Director

* Carl E. Mundy, Jr.	Director

* Robert Walmsley	Director

*	By David A. Savner pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

/s/ David A. Savner
David A. Savner
Secretary

66    General Dynamics 2005 Annual Report

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	2005	2004	2003
Balance at January 1	$99	$69	$63
Charged to costs and expenses	10	21	5
Deductions from reserves	(2)	—	(2)
Other adjustments*	24	9	3
Balance at December 31	$131	$99	$69

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

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission October 7, 2004)

3.2	Amended and Restated Bylaws of the company (as amended effective March 1, 2006)**

4.1	Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.2	First Supplemental Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.3	Second Supplemental Indenture dated as of May 15, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission May 16, 2003)

4.4	Third Supplemental Indenture dated as of August 14, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission August 14, 2003)

10.1*	Employment Agreement between the company and Nicholas D. Chabraja dated June 3, 2004 (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission June 3, 2004)

10.2*	2004 Retirement Agreement between the company and Michael J. Mancuso dated July 12, 2004 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended October 3, 2004, filed with the Commission November 5, 2004)

10.3*	Retirement Benefit Agreement between the company and Michael J. Mancuso dated March 6, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1998, filed with the Commission March 18, 1999)

10.4*	Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1998, filed with the Commission March 18, 1999)

10.5*	General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.6*	Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.7*	Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.8*	Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

General Dynamics 2005 Annual Report    67

INDEX TO EXHIBITS – GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibit Number	Description
10.9*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.10*	General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

10.11*	General Dynamics Corporation Second Amended and Restated 1997 Incentive Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

10.12*	General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

10.13*	General Dynamics Corporation Supplemental Savings and Stock Investment Plan, as amended and restated effective December 24, 2005**

10.14*	Form of Severance Protection Agreement entered into by substantially all executive officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

10.15*	General Dynamics Supplemental Executive Retirement Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.16*	Executive Life Insurance Policy provided by Aetna Life Insurance Company (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.17*	Excess Liability Policy provided by CNA Insurance Company (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.18*	Accidental Death & Dismemberment Policy provided by Lloyd’s, London (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.19*	2005 Compensation Arrangements for Named Executive officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended April 3, 2005, filed with the Commission on May 5, 2005)

21	Subsidiaries**

23	Consent of KPMG LLP**

24	Power of Attorney of the Board of Directors**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	2002 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2002, filed with the Commission June 27, 2003)

99.2	2002 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2002, filed with the Commission June 27, 2003)

99.3	2003 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2003, filed with the Commission June 28, 2004)

99.4	2003 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2003, filed with the Commission June 28, 2004)

99.5	2004 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2004, filed with the Commission June 28, 2005)

99.6	2004 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2004, filed with the Commission June 28, 2005)

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.
**	Filed herewith.

68    General Dynamics 2005 Annual Report