Form 10-Q
period 2006-04-02
GENERAL DYNAMICS CORP
filed 2006-05-04
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑     No  ☐ .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑                     Accelerated Filer ☐                     Non-Accelerated Filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑.

403,680,790 shares of the registrant’s common stock, $1 par value per share, were outstanding at April 30, 2006.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	April 2 2006 (Unaudited)	December 31 2005
ASSETS
Current Assets:
Cash and equivalents	$2,599	$2,331
Accounts receivable	1,743	2,010
Contracts in process	3,511	3,076
Inventories	1,437	1,294
Assets of discontinued operations	123	131
Other current assets	421	406
Total Current Assets	9,834	9,248

Noncurrent Assets:
Property, plant and equipment, net	2,073	2,049
Intangible assets, net	897	898
Goodwill	6,801	6,686
Other assets	684	710
Total Noncurrent Assets	10,455	10,343
	$20,289	$19,591
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$507	$509
Accounts payable	1,721	1,695
Customer advances in excess of costs incurred	1,581	1,631
Liabilities of discontinued operations	55	54
Other current liabilities	3,524	3,037
Total Current Liabilities	7,388	6,926

Noncurrent Liabilities:
Long-term debt	2,778	2,778
Other liabilities	1,656	1,742
Commitments and contingencies (See Note L)
Total Noncurrent Liabilities	4,434	4,520

Shareholders’ Equity:
Common stock, including surplus	1,231	1,127
Retained earnings	8,566	8,285
Treasury stock	(1,451)	(1,493)
Accumulated other comprehensive income	121	226
Total Shareholders’ Equity	8,467	8,145
	$20,289	$19,591

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	April 2 2006	April 3 2005
Net Sales	$5,570	$4,800
Operating costs and expenses	4,980	4,340
Operating Earnings	590	460
Interest expense, net	(17)	(34)
Other expense, net	—	(1)
Earnings from Continuing Operations before Income Taxes	573	425
Provision for income taxes, net	191	72
Earnings from Continuing Operations	$382	$353
Discontinued operations, net of tax	(8)	(17)
Net Earnings	$374	$336
Earnings per Share - Basic
Continuing operations	$0.95	$0.88
Discontinued operations	(0.02)	(0.04)
Net Earnings	$0.93	$0.84
Earnings per Share - Diluted
Continuing operations	$0.94	$0.87
Discontinued operations	(0.02)	(0.04)
Net Earnings	$0.92	$0.83
Dividends Per Share	$0.23	$0.20
Supplemental Information:
General and adminstrative expenses included in operating costs and expenses	$364	$309

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 2 2006	April 3 2005
Cash Flows from Operating Activities*:
Net earnings	$374	$336
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation, depletion and amortization of property, plant and equipment	56	58
Amortization of intangible assets	27	26
Stock-based compensation expense	16	—
Excess tax benefit from stock-based compensation	(18)	—
Deferred income tax (benefit) provision	(19)	12
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	308	(69)
Contracts in process	(229)	(134)
Inventories	(143)	(16)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	12	(52)
Customer advances in excess of costs incurred	(50)	208
Income taxes payable	167	107
Other current liabilities	30	(39)
Other, net	(66)	(75)
Net Cash Provided by Operating Activities from Continuing Operations	465	362
Net Cash Used by Discontinued Operations - Operating Activities	—	(4)
Net Cash Provided by Operating Activities	465	358
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(153)	(37)
Capital expenditures-continuing operations	(54)	(38)
Proceeds from sale of assets, net	—	373
Other, net	(1)	2
Discontinued operations	(5)	(3)
Net Cash (Used) Provided by Investing Activities	(213)	297
Cash Flows from Financing Activities:
Proceeds from option exercises	101	52
Dividends paid	(80)	(72)
Purchases of common stock	(18)	(100)
Excess tax benefit from stock-based compensation	18	—
Other, net	(5)	—
Net Cash Provided (Used) by Financing Activities	16	(120)
Net Increase in Cash and Equivalents	268	535
Cash and Equivalents at Beginning of Period	2,331	976
Cash and Equivalents at End of Period	$2,599	$1,511
Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$29	$33
Interest	$33	$35

*	Revised to reconcile from net earnings.

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

The term “company” or “General Dynamics” refers to General Dynamics Corporation and all of its wholly owned and majority-owned subsidiaries. The unaudited Consolidated Financial Statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. Operating results for the three-month period ended April 2, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods ended April 2, 2006, and April 3, 2005.

In 2006 and 2005, General Dynamics sold, or entered into agreements to sell, certain non-core businesses, as discussed in Note C. In addition, on March 1, 2006, the company’s board of directors authorized a two-for-one stock split to be effected in the form of a 100 percent stock dividend distributed on March 24, 2006, to shareholders of record at the close of business on March 13, 2006. The unaudited Consolidated Financial Statements have been restated to reflect the results of operations of the divested businesses in discontinued operations and the stock split. Additionally, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

B.	Acquisitions, Intangible Assets and Goodwill

On January 18, 2006, the company acquired FC Business Systems, Inc. (FCBS), of Fairfax, Virginia. FCBS provides a broad spectrum of engineering and information technology services to government customers. FCBS is included in the Information Systems and Technology group.

In 2005, General Dynamics acquired the following businesses, all of which are included in the Information Systems and Technology group:

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

The operating results of these businesses have been included with General Dynamics’ results as of the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess recorded as goodwill. Some of the estimates related to the Itronix and FCBS acquisitions are still preliminary at April 2, 2006. The company is awaiting the completion of the identification and valuation of intangible assets acquired. The company expects these analyses to be completed during the second and third quarters of 2006, respectively.

Intangible assets consisted of the following:

	April 2 2006			December 31 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,015	$(295)	$720	$996	$(277)	$719
Other intangible assets	344	(167)	177	341	(162)	179
Total intangible assets	$1,359	$(462)	$897	$1,337	$(439)	$898

The company amortizes contract and program intangible assets on a straight-line basis over five to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over three to 21 years.

Amortization expense was $27 for the three-month period ended April 2, 2006, and $26 for the three-month period ended April 3, 2005. The company expects to record annual amortization expense over the next five years as follows:

2007	$94
2008	$90
2009	$90
2010	$85
2011	$78

The changes in the carrying amount of goodwill by business group for the three months ended April 2, 2006, were as follows:

	December 31 2005	Acquisitions (a)	Other (b)	April 2 2006
Information Systems and Technology	$4,151	$117	$—	$4,268
Combat Systems	1,992	(2)	(1)	1,989
Marine Systems	193	—	—	193
Aerospace	350	1	—	351
Total goodwill	$6,686	$116	$(1)	$6,801

(a)	Includes adjustments to preliminary assignment of fair value to net assets previously acquired.
(b)	Consists of adjustments for currency translation.

C.	Discontinued Operations

On March 1, 2006, the company entered into a definitive agreement to sell its aggregates business. The company expects the transaction to close in the second quarter of 2006 and anticipates a substantial gain from this transaction.

In 2004, the company entered into definitive agreements to sell its aeronautical research and development business in the Information Systems and Technology group and its propulsion systems business in the Combat Systems group. These transactions closed in the first quarter of 2005. In addition to the 2004 agreements, the company sold two more businesses in the first quarter of 2005. These included the facilities research and development business and the airborne electronics systems business in the Information Systems and Technology group. The company recognized an after-tax loss of $9 from the sale of these businesses in the first quarter of 2005. The company received combined proceeds from these transactions of $370 in the first quarter of 2005.

The financial statements for all periods have been restated to remove the sales of each of the above businesses from the company’s consolidated net sales and present the results of their operations in discontinued operations.

The summary of operating results from discontinued operations follows:

Three Months Ended	April 2 2006	April 3 2005
Net sales	$24	$65
Operating expenses	34	75
Operating losses	(10)	(10)
Other expense, net	(1)	—
Gain on disposal	—	32
(Loss) Earnings before taxes	(11)	22
Tax benefit (provision)	3	(39)
Loss from discontinued operations	$(8)	$(17)

Assets and liabilities of discontinued operations consisted of the following:

	April 2 2006	December 31 2005
Accounts receivable	$15	$24
Inventories	21	21
Property, plant and equipment, net	78	76
Goodwill	1	1
Other assets	8	9
Assets of discontinued operations	$123	$131
Short-term debt	1	1
Accounts payable	11	15
Long-term debt	3	3
Other liabilities	40	35
Liabilities of discontinued operations	$55	$54

D.	Equity Compensation Plans

The company has various equity compensation plans for employees as well as non-employee members of the board of directors, including:

•	the General Dynamics Corporation Equity Compensation Plan (Equity Compensation Plan),

•	the General Dynamics United Kingdom Share Save Plan (U.K. Plan),

•	the General Dynamics Corporation 1997 Incentive Compensation Plan (Incentive Compensation Plan),

•	the General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (Directors’ Stock Plan) and

•	various equity compensation plans assumed with the acquisition of Gulfstream Aerospace Corporation in 1999 (Gulfstream Plans).

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

Stock options may be granted either as incentive stock options, intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or as options not qualified under the Code. All options granted under the Equity Compensation Plan are issued with an exercise price at or above 100 percent of the fair market value of the common stock on the date of grant. Awards of stock options generally vest over two years, with 50 percent of the options vesting on the first anniversary of the date of grant and the remaining 50 percent vesting on the second anniversary of the date of grant. Stock options awarded under the Equity Compensation Plan may not have a term of more than five years.

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

Under the U.K. Plan, company employees located in the United Kingdom may invest designated amounts in a savings account to be used to purchase a specified number of shares of common stock, based on option grants that the employee may receive, at an exercise price of not less than 80 percent of the fair market value of the common stock. The options may be exercised three, five or seven years after the date of grant depending on the terms of the specific award.

Options granted under the Gulfstream Plans prior to the company’s acquisition of Gulfstream were subject to different vesting periods based on the terms of the plans. At the time of the acquisition, substantially all of the outstanding Gulfstream options became fully vested options to purchase common stock of the company. No additional awards or grants may be made under the Gulfstream Plans.

The company issues common stock under its equity compensation plans from treasury stock. At April 2, 2006, in addition to the shares reserved for issuance on the exercise of outstanding options, approximately 26 million shares have been authorized for options and restricted stock that may be granted in the future.

On January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair value at the grant date. The company adopted SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense is recognized beginning in the first quarter of 2006 for all share-based payments granted after the adoption of SFAS 123R and for all awards granted prior to the adoption of SFAS 123R that had not vested as of the adoption date. Accordingly, no prior periods have been restated to reflect stock option expense. The company implemented the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 107 (SAB 107) in its adoption of SFAS 123R. SAB 107 provides the SEC’s interpretation of SFAS 123R and provides further guidance on the valuation of share-based payments. The company has also elected to adopt the alternative method of calculating the historical pool of tax benefits as permitted by FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

The adoption of SFAS 123R resulted in a reduction of operating earnings and net earnings of $13 and $8, respectively, in the three-month period ended April 2, 2006. The impact on basic and diluted earnings per share for the three-month period ended April 2, 2006, was $0.02 per share. For the first quarter of 2006, cash flows from operating activities decreased by $18 and cash flows from financing activities increased by $18 as a result of the adoption of SFAS 123R. The adoption of SFAS 123R did not have an impact on the company’s accounting for restricted stock.

The following table details the components of stock-based compensation expense recognized in earnings in the first quarters of 2006 and 2005:

Three Months Ended	April 2 2006	April 3 2005
Stock Options	$8	$—
Restricted Stock	2	6
Total stock-based compensation expense included in earnings, net of tax	$10	$6

Stock-based compensation expense is included in general and administrative expenses for all periods presented.

Prior to the adoption of SFAS 123R on January 1, 2006, the company accounted for its equity compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The company calculated compensation expense for stock options as the excess, if any, of the quoted market price of the company’s stock at the measurement date over the exercise price.

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, General Dynamics’ net earnings and net earnings per share for the first quarter of 2005 would have been reduced to the pro forma amounts indicated as follows:

Three Months Ended		April 3 2005

Net earnings, as reported		$336
Add: Stock-based compensation expense included in reported net earnings, net of tax*		6
Deduct: Total fair value-based compensation expense, net of tax		(15)
	Pro forma	$327

Net earnings per share - basic:	As reported	$0.84
	Pro forma	$0.82

Net earnings per share - diluted:	As reported	$0.83
	Pro forma	$0.81

*	Represents primarily restricted stock grants under the company’s Equity Compensation Plan and 1997 Incentive Compensation Plan.

Stock Options

The company recognizes compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. The company estimates the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended	April 2 2006	April 3 2005
Range of expected volatility	23.6% -24.9%	25.7% -26.1%
Weighted average expected volatility	24.0%	25.9%
Range of expected terms (in months)	48 - 58	45 - 51
Range of risk-free interest rates	4.4% - 4.5%	3.6% - 3.8%
Expected dividend yield	1.5%	1.5%

The company estimates expected volatility using the historical volatility of the company’s stock over a period equal to the expected term of the option. The company estimates expected term using historical option exercise data to determine the expected employee exercise behavior. After consideration of the guidance provided by SFAS 123R and SAB 107 and upon review of the historical option exercise data, the company identified two employee populations that exhibit different exercise behavior. As a result of this analysis, beginning in the first quarter of 2006, the company estimated different expected terms and determined a separate fair value for options granted for each of the two employee populations. Prior to the adoption of SFAS 123R, the company treated each vesting tranche of an option award as a separate award with a different expected term for fair value measurement purposes. The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.

The company recognized $8 of compensation expense related to stock options in the first quarter of 2006, net of income taxes. The total income tax benefit recognized in the first quarter of 2006 related to stock option compensation expense was $5. As of April 2, 2006, the company had $79 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 1.5 years.

A summary of option activity during the first quarter of 2006 follows:

	Shares Under Option	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	18,032,228	$43.39
Granted	4,633,180	62.36
Exercised	(2,752,751)	37.96
Forfeited/Canceled	(78,132)	48.35
Outstanding at April 2, 2006	19,834,525	$48.55	3.2	$306
Vested and Expected to Vest at April 2, 2006	19,550,596	$48.41	3.2	$304
Exercisable at April 2, 2006	12,042,193	$42.43	2.4	$260

The weighted average fair value of options granted during the first quarters of 2006 and 2005 was $14.41 and $11.62, respectively. In the table above, intrinsic value is calculated as the difference between the market price of the company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the first quarters of 2006 and 2005 was $63 and $37, respectively.

The company received cash of $101 from the exercise of stock options in the first quarter of 2006. The excess tax benefit realized for tax deductions from stock option exercises in the first quarter of 2006 totaled $18. Prior to the adoption of SFAS 123R, the company classified the excess tax benefits it received from the exercise of stock options as cash flows from operating activities in the Consolidated Statement of Cash Flows. SFAS 123R requires the excess tax benefits from stock option exercises to be classified as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities on the Consolidated Statement of Cash Flows.

Restricted Stock

The company determines the fair value of restricted stock as the market price of the company’s stock on the date of grant. The company recognizes compensation expense related to restricted stock on a straight-line basis over the period during which the restriction lapses, which is generally four years.

The company recognized $2 of compensation expense related to restricted stock in the first quarter of 2006, net of income taxes, with a total income tax benefit of $1. As of April 2, 2006, the company had $47 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of 3.3 years.

The following is a summary of restricted stock activity during the first quarter of 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	2,431,190	$42.94
Granted	575,408	61.45
Vested	(375,852)	44.84
Forfeited	(10,224)	48.54
Nonvested at April 2, 2006	2,620,522	$46.71

The total fair value of shares vested during the first quarters of 2006 and 2005 was $21 and $26, respectively.

E.	Earnings per Share and Comprehensive Income

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 2 2006	April 3 2005
Basic weighted average shares outstanding	401,469	401,115
Assumed exercise of stock options	3,034	2,861
Contingently issuable shares	—	72
Diluted weighted average shares outstanding	404,503	404,048

The company’s comprehensive income was $269 in the first quarter of 2006 and $300 in the first quarter of 2005.

F.	Stock Split

On March 1, 2006, the company’s board of directors authorized a two-for-one stock split to be effected in the form of a 100 percent stock dividend distributed on March 24, 2006, to shareholders of record at the close of business on March 13, 2006. All historical share and per share data has been restated to reflect the stock split.

The total number of authorized common stock shares and par value were unchanged by this action. Shareholders’ equity has been restated to give retroactive recognition of the stock split for all periods presented by reclassifying from surplus to common stock the par value of the additional shares resulting from the split.

G.	Contracts in Process

Contracts in process represent recoverable costs and, where applicable, accrued profit related to government contracts and consisted of the following:

	April 2 2006	December 31 2005
Contract costs and estimated profits	$25,385	$24,371
Other contract costs	1,082	815
	26,467	25,186
Less advances and progress payments	22,956	22,110
Total contracts in process	$3,511	$3,076

Contract costs consist primarily of production costs and related overhead and general and administrative expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $290 as of April 2, 2006, and $264 as of December 31, 2005. The most significant portion of the claims balance relates to the company’s request for equitable adjustment submitted to the Navy with respect to its T-AKE combat logistics ship contract. The company is seeking a contract price adjustment for engineering- and design-related changes imposed by the customer. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, post-retirement benefits and environmental expenses. These costs will become allocable to contracts generally when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The company expects to bill substantially all of its April 2, 2006, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

H.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	April 2 2006	December 31 2005
Work in process	$783	$701
Raw materials	515	505
Pre-owned aircraft	122	69
Other*	17	19
Total inventories	$1,437	$1,294

*	Consists primarily of coal.

I.	Debt

Debt consisted of the following:

	Interest Rates	April 2 2006	December 31 2005
Fixed-rate notes
Notes due in May 2006	2.125%	$500	$500
Notes due in May 2008	3.000%	499	499
Notes due in August 2010	4.500%	698	698
Notes due in May 2013	4.250%	999	999
Notes due in August 2015	5.375%	400	400
Senior notes due in 2008	6.320%	150	150
Term debt due in 2008	7.500%	30	30
Other	Various	9	11
Total debt		3,285	3,287
Less current portion		507	509
Long-term debt		$2,778	$2,778

As of April 2, 2006, General Dynamics had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note O for condensed consolidating financial statements.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of April 2, 2006, the fair value of this currency swap was a

$42 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. Annual sinking fund payments of $5 are required in December of 2006 and 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at the rate of 7.5 percent annually.

As of April 2, 2006, other debt of $9 consisted primarily of a capital lease arrangement.

As of April 2, 2006, the company had no commercial paper outstanding but maintains the ability to access the market. The company has $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion 364-day facility expiring in December 2006 and a $1 billion multiyear facility expiring in July 2009. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities of approximately $660.

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of April 2, 2006.

J.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	April 2 2006	December 31 2005
Customer deposits on commercial contracts	$873	$877
Retirement benefits	776	408
Workers’ compensation	433	414
Salaries and wages	407	389
Other (a)	1,035	949
Other current liabilities	$3,524	$3,037
Deferred U.S. federal income taxes	$706	$748
Retirement benefits	314	306
Customer deposits on commercial contracts	169	216
Other (b)	467	472
Other liabilities	$1,656	$1,742

(a)	Consists primarily of contract-related costs assumed in business acquisitions, dividends payable, environmental remediation reserves, warranty reserves and insurance-related costs.

(b)	Consists primarily of liabilities for tax contingencies for open years, warranty reserves, workers’ compensation and accrued costs of disposed businesses.

K.	Income Taxes

The company had a net deferred tax liability of $506 at April 2, 2006, and $569 at December 31, 2005. The current portion of the net deferred taxes was an asset of $185 at April 2, 2006, and $169 at December 31, 2005, and is included in other current assets on the Consolidated Balance Sheet.

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to this suit on June 23, 2004. The suit seeks recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the issues in the case. The court held that the company could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note L for more information regarding the A-12 contract.) The company is considering whether to appeal this decision. In the event that the court’s opinion becomes final and the company prevails on the other issues in the case, the refund would be approximately $35, including after-tax interest. The company expects any appeals process to take several years to resolve and has recognized no income from this matter.

In 2005, General Dynamics and the IRS reached agreement on the examination of the company’s income tax returns for 1999 through 2002. With the completion of this audit cycle, the IRS has examined all of the company’s consolidated federal income tax returns through 2002. As a result of the resolution of the 1999-2002 audit, the company reassessed its tax contingencies during the first quarter of 2005 and recognized a non-cash benefit of $66, or $0.16 per share.

The IRS has begun its examination of General Dynamics’ 2003 and 2004 income tax returns, which the company expects to be completed in 2007. The company has recorded liabilities for tax contingencies for open years. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

L.	Commitments and Contingencies

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

On January 9, 2003, the company’s appeal was argued before a three-judge panel of the appeals court. On March 17, 2003, the appeals court vacated the trial court’s judgment and remanded the case to the trial court for further proceedings. The appeals court found that the trial court had misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the appeals court held that in order to uphold a termination for default the trial court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. The company does not believe the evidence supports such a determination. Pursuant to the direction of the appeals court, the trial court held further proceedings on June 29 and 30, 2004. On April 13 and April 17, 2006, the trial court issued Orders requesting further arguments by the parties on various issues presented by the appeals court’s remand instructions. These arguments are scheduled to take place in May 2006.

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at April 2, 2006. This would result in a liability for the company of approximately $1.3 billion pretax. The company’s after-tax charge would be approximately $700, or $1.73 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $650. The company believes it has sufficient resources to satisfy its obligation if required.

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

As required, the company provides financial assurance for certain sites undergoing or subject to investigation or remediation. Where applicable, the company seeks insurance recovery for costs related to environmental liability. The company does not record insurance recoveries before collection is considered probable. Based on all known facts and analyses, as well as current U.S. government policies relating to allowable costs, the company does not believe that its liability at any individual site, or in the aggregate, arising from such environmental conditions, will be material to its results of operations, financial condition or cash flows. The company also does not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to its results of operations, financial condition or cash flows.

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.5 billion at April 2, 2006. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under some of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

As of April 2, 2006, in connection with orders for 31 Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (both Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2008 and totaled $542 as of April 2, 2006, compared with $570 at December 31, 2005. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

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

The changes in the carrying amount of warranty liabilities for the three-month periods ended April 2, 2006, and April 3, 2005, were as follows:

Three Months Ended	April 2 2006	April 3 2005
Beginning balance	$202	$199
Warranty expense	20	7
Payments	(12)	(14)
Adjustments*	—	(3)
Ending balance	$210	$189

*	Represents foreign exchange translation adjustments.

M.	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits to certain eligible employees.

Net periodic pension and other post-retirement benefit costs for the three-month periods ended April 2, 2006, and April 3, 2005, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits

Three Months Ended	April 2 2006	April 3 2005	April 2 2006	April 3 2005
Service cost	$68	$59	$5	$4
Interest cost	104	100	17	17
Expected return on plan assets	(136)	(135)	(7)	(7)
Recognized net actuarial loss	6	1	3	3
Amortization of unrecognized transition obligation	—	—	1	1
Amortization of prior service cost	(1)	(1)	1	(1)
Net periodic cost	$41	$24	$20	$17

General Dynamics’ contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government pension plans. With respect to post-retirement benefit plans, these contracts provide for the recovery of contributions to a Voluntary Employees’ Beneficiary Association trust and, for non-funded plans, recovery of claims paid. The net periodic pension and post-retirement benefit cost for some of these government plans exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process on the Consolidated Balance Sheet until such time that the cost is allocable to contracts. (See Note G for discussion of the company’s deferred contract costs.)

As of April 2, 2006, the Consolidated Balance Sheet also included pretax additional minimum pension liabilities of $150 related to certain of its defined benefit pension plans. This liability is calculated on a plan-by-plan basis, and is required if the accumulated benefit obligation (ABO) of the plan exceeds the fair value of the plan assets and the difference between the ABO and the fair value of plan assets exceeds the plan’s accrued pension liabilities. The ABO is the actuarial present value of benefits attributed to employee services rendered to date excluding assumptions about future compensation levels.

N.	Business Group Information

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

Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	April 2 2006	April 3 2005	April 2 2006	April 3 2005
Information Systems and Technology	$1,973	$1,752	$220	$197
Combat Systems	1,369	1,057	147	104
Marine Systems	1,275	1,210	97	49
Aerospace	929	753	145	101
Resources/Corporate (a)	24	28	(19)	9
	$5,570	$4,800	$590	$460

	Identifiable Assets
	April 2 2006	December 31 2005
Information Systems and Technology	$7,227	$7,095
Combat Systems	5,572	5,452
Marine Systems	2,294	2,202
Aerospace	2,754	2,655
Resources (a)	171	150
Corporate (b)	2,271	2,037
	$20,289	$19,591

(a)	Includes the results of the company’s coal operations and a portion of the operating results of the company’s commercial pension plans.

(b)	Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

O.	Condensed Consolidating Financial Statements

The fixed-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of April 2, 2006, and December 31, 2005, for the balance sheet, as well as the statements of earnings and cash flows for the three-month periods ended April 2, 2006, and April 3, 2005.

Condensed Consolidating Statement of Earnings

Three Months Ended April 2, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$4,786	$784	$—	$5,570
Cost of sales	—	3,965	651	—	4,616
General and administrative expenses	13	308	43	—	364
Operating Earnings	(13)	513	90	—	590
Interest expense	(31)	(1)	(3)	—	(35)
Interest income	12	—	6	—	18
Earnings from Continuing Operations before Income Taxes	(32)	512	93	—	573
Provision for income taxes	(15)	175	31	—	191
Discontinued operations, net of tax	—	(8)	—	—	(8)
Equity in net earnings of subsidiaries	391	—	—	(391)	—
Net Earnings	$374	$329	$62	$(391)	$374

Three Months Ended April 3, 2005
Net Sales	$—	$4,229	$571	$—	$4,800
Cost of sales	(2)	3,550	483	—	4,031
General and administrative expenses	—	268	41	—	309
Operating Earnings	2	411	47	—	460
Interest expense	(31)	(2)	(5)	—	(38)
Interest income	2	—	2	—	4
Other expense, net	3	(5)	1	—	(1)
Earnings from Continuing Operations before Income Taxes	(24)	404	45	—	425
Provision for income taxes	(87)	141	18	—	72
Discontinued operations, net of tax	—	(17)	—	—	(17)
Equity in net earnings of subsidiaries	273	—	—	(273)	—
Net Earnings	$336	$246	$27	$(273)	$336

Condensed Consolidating Balance Sheet

April 2, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,579	$—	$1,020	$—	$2,599
Accounts receivable	—	1,173	570	—	1,743
Contracts in process	308	2,789	414	—	3,511
Inventories
Work in process	—	760	23	—	783
Raw materials	—	497	18	—	515
Pre-owned aircraft	—	122	—	—	122
Other	—	17	—	—	17
Assets of discontinued operations	—	123	—	—	123
Other current assets	125	141	155	—	421
Total Current Assets	2,012	5,622	2,200	—	9,834
Noncurrent Assets:
Property, plant and equipment	142	3,462	526	—	4,130
Accumulated depreciation, depletion & amortization of PP&E	(32)	(1,752)	(273)	—	(2,057)
Intangible assets and goodwill	—	6,680	1,480	—	8,160
Accumulated amortization of intangible assets	—	(388)	(74)	—	(462)
Other assets	19	570	95	—	684
Investment in subsidiaries	15,754	—	—	(15,754)	—
Total Noncurrent Assets	15,883	8,572	1,754	(15,754)	10,455
	$17,895	$14,194	$3,954	$(15,754)	$20,289
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$6	$1	$—	$507
Liabilities of discontinued operations	—	55	—	—	55
Other current liabilities	676	4,161	1,989	—	6,826
Total Current Liabilities	1,176	4,222	1,990	—	7,388
Noncurrent Liabilities:
Long-term debt	2,596	28	154	—	2,778
Other liabilities	225	1,269	162	—	1,656
Total Noncurrent Liabilities	2,821	1,297	316	—	4,434
Shareholders’ Equity:
Common stock, including surplus	1,231	6,070	1,136	(7,206)	1,231
Other shareholders’ equity	12,667	2,605	512	(8,548)	7,236
Total Shareholders’ Equity	13,898	8,675	1,648	(15,754)	8,467
	$17,895	$14,194	$3,954	$(15,754)	$20,289

Condensed Consolidating Balance Sheet

December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,563	$—	$768	$—	$2,331
Accounts receivable	—	1,218	792	—	2,010
Contracts in process	58	2,576	442	—	3,076
Inventories
Work in process	—	683	18	—	701
Raw materials	—	477	28	—	505
Pre-owned aircraft	—	69	—	—	69
Other	—	19	—	—	19
Assets of discontinued operations	—	131	—	—	131
Other current assets	149	114	143	—	406
Total Current Assets	1,770	5,287	2,191	—	9,248
Noncurrent Assets:
Property, plant and equipment	141	3,399	516	—	4,056
Accumulated depreciation, depletion & amortization of PP&E	(30)	(1,713)	(264)	—	(2,007)
Intangible assets and goodwill	—	6,537	1,486	—	8,023
Accumulated amortization of intangible assets	—	(370)	(69)	—	(439)
Other assets	64	547	99	—	710
Investment in subsidiaries	14,698	—	—	(14,698)	—
Total Noncurrent Assets	14,873	8,400	1,768	(14,698)	10,343
	$16,643	$13,687	$3,959	$(14,698)	$19,591
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$6	$3	$—	$509
Liabilities of discontinued operations	—	54	—	—	54
Other current liabilities	228	4,215	1,920	—	6,363
Total Current Liabilities	728	4,275	1,923	—	6,926
Noncurrent Liabilities:
Long-term debt	2,596	28	154	—	2,778
Other liabilities	253	1,291	198	—	1,742
Total Noncurrent Liabilities	2,849	1,319	352	—	4,520
Shareholders’ Equity:
Common stock, including surplus	1,127	6,142	1,136	(7,278)	1,127
Other shareholders’ equity	11,939	1,951	548	(7,420)	7,018
Total Shareholders’ Equity	13,066	8,093	1,684	(14,698)	8,145
	$16,643	$13,687	$3,959	$(14,698)	$19,591

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 2, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(34)	$178	$321	$—	$465
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2)	(151)	—	—	(153)
Other, net	(1)	(52)	(7)	—	(60)
Net Cash Used by Investing Activities	(3)	(203)	(7)	—	(213)
Cash Flows from Financing Activities:
Proceeds from option exercises	101	—	—	—	101
Other, net	(83)	—	(2)	—	(85)
Net Cash Provided by Financing Activities	18	—	(2)	—	16
Cash sweep by parent	35	25	(60)	—	—
Net Increase in Cash and Equivalents	16	—	252	—	268
Cash and Equivalents at Beginning of Period	1,563	—	768	—	2,331
Cash and Equivalents at End of Period	$1,579	$—	$1,020	$—	$2,599

Three Months Ended April 3, 2005
Net Cash Provided by Operating Activities	$(47)	$407	$(2)	$—	$358
Cash Flows from Investing Activities:
Proceeds from sale of assets, net	—	373	—	—	373
Other, net	(2)	(67)	(7)	—	(76)
Net Cash Provided by Investing Activities	(2)	306	(7)	—	297
Cash Flows from Financing Activities:
Purchases of common stock	(100)	—	—	—	(100)
Other, net	(20)	—	—	—	(20)
Net Cash Used by Financing Activities	(120)	—	—	—	(120)
Cash sweep by parent	635	(713)	78	—	—
Net Increase in Cash and Equivalents	466	—	69	—	535
Cash and Equivalents at Beginning of Period	423	—	553	—	976
Cash and Equivalents at End of Period	$889	$—	$622	$—	$1,511

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

Business Overview

General Dynamics is a market leader in mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems; and business aviation. The company operates through four primary business groups – Information Systems and Technology, Combat Systems, Marine Systems and Aerospace – and a smaller Resources group. General Dynamics’ primary customers are the U.S. military, other federal government organizations, the armed forces of allied nations, and a diverse base of corporate and individual buyers of business aircraft. The company operates in two primary markets – defense and business aviation. The majority of the company’s revenues are derived from contracts with the U.S. military. The following discussion should be read in conjunction with the company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited Consolidated Financial Statements included herein.

Results of Operations

Consolidated Overview

General Dynamics’ net sales for the first quarter of 2006 were $5.6 billion, an increase of 16 percent over the $4.8 billion reported in the first quarter of 2005. The sales growth was driven by increased volume in all of the company’s primary business groups, including particularly strong increases in Combat Systems and Aerospace. Operating earnings grew 28 percent to $590 for the first quarter of 2006 compared with $460 in the same period in 2005. Strong performance across each of the business groups contributed to the earnings growth. Most notably, operating earnings nearly doubled in the Marine Systems group in the first quarter of 2006 over 2005. In addition, operating earnings growth at Combat Systems and Aerospace significantly outpaced sales growth as the company continued to focus on operations across the business.

The company’s operating margin was 10.6 percent in the first quarter of 2006, an increase of 100 basis points over its margin performance of 9.6 percent in the first three months of 2005. General and administrative (G&A) expenses as a percentage of net sales in the first quarter of 2006 were 6.5 percent compared with 6.4 percent in the first quarter of 2005. The company expects G&A expenses as a percent of sales for the full year 2006 to be consistent with the full year 2005 rate of 6.2 percent.

General Dynamics continued to generate strong cash flow from operations in the first three months of 2006. Net cash provided by operating activities was $465, compared with $358 in the same period in 2005. The company used cash to fund acquisitions and capital expenditures, repurchase its common stock and pay dividends.

The company’s effective tax rate for the three-month period ended April 2, 2006, was 33.3 percent compared with 16.9 percent for the first quarter of 2005. The company’s effective tax rate for the first three months of 2005 was impacted favorably by the resolution of the company’s 1999-2002 federal income tax audit during the first quarter. This settlement resulted in a $66, or $0.16 per-share, non-cash benefit, which reduced the company’s effective tax rate for the first quarter of 2005 by 15.5 percent. Excluding the effect of the resolution of tax matters related to prior years, the company expects the effective tax rate for the full year 2006 to approximate the 2005 rate. For additional discussion of tax matters, as well as a discussion of the company’s net deferred tax liability, see Note K to the unaudited Consolidated Financial Statements.

On March 1, 2006, the company entered into a definitive agreement to sell its aggregates business, which was included in the Resources group. The company expects the transaction to close in the second quarter of 2006 and anticipates a substantial gain from this transaction. The company’s reported net sales exclude the revenues associated with this business. The operating losses for this business for the first three months of 2006 and 2005 have been included in discontinued operations, net of income taxes. In addition, in the first quarter of 2005 the company completed the sale of several small businesses that were not core to the company. The company received approximately $370 in cash in the first three months of 2005 from the sale of these businesses and recognized an after-tax loss of $8 in discontinued operations in the quarter related to the divestiture activities. For additional discussion of these divestiture activities, see Note C to the unaudited Consolidated Financial Statements.

The company’s total backlog remained steady at $41.8 billion as of April 2, 2006, compared with $42.4 billion at December 31, 2005. Funded backlog grew 4 percent during the first quarter to $29.4 billion, including a 13 percent increase in the Marine Systems funded backlog. New orders received during the first quarter of 2006 were $5.1 billion, including $1.7 billion of order activity in each of the Information Systems and Technology and Combat Systems groups and continued strong aircraft order activity at Gulfstream. The total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts, which may be realized over the next 15 years, increased 5 percent from year-end 2005 to approximately $6.3 billion as of April 2, 2006.

Information Systems and Technology

Three Months Ended	April 2 2006	April 3 2005	Variance
Net sales	$1,973	$1,752	$221	13%
Operating earnings	220	197	23	12%
Operating margin	11.2%	11.2%

The Information Systems and Technology group generated double-digit increases in net sales and operating earnings in the three-month period ended April 2, 2006, compared with the same period in 2005. Increased volume in the group’s command-and-control and communications systems business and network infrastructure and information technology services business drove the majority of the sales and earnings growth. In particular, several of the group’s contracts that support the U.S. intelligence community and deployed military forces continued to contribute significantly to the group’s performance, including the following:

•	Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2), which supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide;

•	Common Hardware/Software III (CHS-3), which provides continually updated and ruggedized computers, network equipment and software to the U.S. armed forces and other federal agencies worldwide; and

•	The Mobile User Objective System (MUOS), which enables on-the-move satellite connectivity for U.S. and allied forces.

Increased activity on the group’s BOWMAN communications system for the U.K. armed forces and the Canadian Maritime Helicopter Project (MHP), as well as increased demand for the group’s wireless products, also drove the improvement in sales and earnings in the quarter. Acquisitions in the second half of 2005 and the first quarter of 2006 contributed approximately a third of the sales growth in the quarter. Operating margins in the first quarter of 2006 were consistent with the margins experienced in the first quarter of 2005.

On January 18, 2006, the company acquired FC Business Systems, Inc. (FCBS), of Fairfax, Virginia. FCBS provides a broad spectrum of engineering and information technology services to government customers.

The company expects mid- to high-single-digit sales growth in the Information Systems and Technology group for the full-year 2006 over 2005. The company expects some fluctuation in the group’s operating margins from quarter to quarter in 2006 based on the timing of customer deliveries and product mix, with margins for the full year expected to be consistent with the 2005 average margins.

Combat Systems

Three Months Ended	April 2 2006	April 3 2005	Variance
Net sales	$1,369	$1,057	$312	30%
Operating earnings	147	104	43	41%
Operating margin	10.7%	9.8%

The Combat Systems group experienced significant growth in net sales and operating earnings for the first quarter of 2006 compared with the same period in 2005. Program content that had been delayed in 2005, particularly in the first quarter, due to the timing of customer requirements and the restructuring of some of the group’s contracts began to materialize in the first quarter of 2006. The U.S. Army’s Stryker wheeled combat vehicle program was the most significant contributor to the sales and earnings growth as the group continued production and delivery of the vehicles. Volume also increased on several other combat vehicle programs, including the Canadian RG-31 mine-protected personnel vehicle contract, the Army’s Future Combat Systems program and the U.S. Marine Corps Expeditionary Fighting Vehicle program. In the group’s armaments business, demand increased for the group’s systems that counteract remote-controlled improvised explosive devices (RCIED). In addition, the ramp-up of production on the group’s small-caliber ammunition contract awarded in the second half of 2005 made a strong contribution to the first-quarter growth.

The group’s margins increased significantly in the first quarter of 2006 over the first three months of 2005 due to a shift in product mix and improved performance, particularly in the group’s munitions business. For the full-year 2006, the company expects continued sales growth over 2005 in Combat Systems, albeit at a lower rate than the first quarter. The company expects that operating margins in the group for the full year will be consistent with the average margins generated in 2005.

Marine Systems

Three Months Ended	April 2 2006	April 3 2005	Variance
Net sales	$1,275	$1,210	$65	5%
Operating earnings	97	49	48	98%
Operating margin	7.6%	4.0%

The Marine Systems group’s net sales were up slightly in the first quarter of 2006 compared with the same quarter in 2005. Increased activity on the T-AKE combat logistics ship and Virginia-class submarine construction programs was the primary reason for the sales growth, offset in part by lower volume on the group’s commercial tanker contract. The group’s operating earnings and margins increased significantly in the first quarter of 2006 over the same period in 2005 due to improved performance on the commercial tanker contract and several overhaul and repair contracts. In the first quarter of 2005, the group’s operating earnings and margins were negatively impacted by a $19 loss recorded on the company’s contract to build four double-hull oil tankers. The second and third ships were delivered in 2005 and the final ship is scheduled for delivery in the third quarter of 2006. Management does not expect any additional charges on the commercial tanker program, though risk will remain until the final ship is delivered.

The group has experienced cost growth on the Navy’s T-AKE program primarily from engineering- and design-related changes imposed by the customer. The company has submitted a formal request for equitable adjustment with the customer seeking almost $600 of additional contract payments for the rework effort and scope growth caused by these changes. The company is recording revenue at a break-even level based on the assumed recovery of a portion of this claim (see Note G to the unaudited Consolidated Financial Statements). The company is in discussions with the Navy to quantify its contractual relief for the unanticipated costs and expects the resolution of this matter to take several quarters. As of April 2, 2006, the first T-AKE was 96 percent complete, the second ship was 69 percent complete, and construction had begun on the third ship. The first ship began its sea trials on April 25 and is scheduled to be delivered in the second quarter of 2006.

The company expects the sales volume in the Marine Systems group for the full-year 2006 to be slightly higher than 2005. The margins generated in the first quarter will likely not be sustainable through the balance of 2006 due to a continuing shift toward early-stage construction and cost-reimbursable-type contracts, which carry lower profit rates. The company expects full-year 2006 margins to be in the range of 7 percent.

Aerospace

Three Months Ended	April 2 2006	April 3 2005	Variance
Net sales	$929	$753	$176	23%
Operating earnings	145	101	44	44%
Operating margin	15.6%	13.4%
Aircraft deliveries (in units):
Green	25	20
Completion	23	15

The Aerospace group’s net sales increased in the first quarter of 2006 compared with the same period in 2005 as a result of higher new aircraft deliveries. The group delivered five additional green aircraft and eight additional completions in the first quarter of 2006. This growth was offset in part by lower pre-owned aircraft sales in the quarter. Operating earnings and margins in the first quarter of 2006 grew significantly over the first quarter of 2005 due to the increased volume, a favorable mix of deliveries and continuing improvement in pricing. Improved cost performance in the group’s aircraft completion process also contributed to the increase in operating earnings and margins in the quarter.

The company announced in the first quarter a $300, seven-year capital investment plan at Gulfstream, including a new service center and engineering and production facilities in Savannah, Georgia, to expand the group’s capacity and to continue to improve efficiencies.

The company expects significant sales growth in the Aerospace group in 2006 over 2005, consistent with the group’s increased production plan to meet growing demand. The company expects the group’s margins to moderate in the latter part of 2006 as the new aircraft delivery mix shifts to include a larger number of lower-margin, mid-size aircraft. (See Notes H and L to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Resources/Corporate

Three Months Ended	April 2 2006	April 3 2005	Variance
Net sales	$24	$28	$(4)	(14)%
Operating (loss) earnings	(19)	9	(28)	(311)%

The Resources group’s net sales decreased in the three-month period ended April 2, 2006, compared with the same period in 2005 due to a temporary shutdown of one of the group’s coal mines, which resulted in lower volume in the quarter. The group’s operating loss in the first quarter of 2006 includes the company’s compensation expense for stock options of $13. The company began expensing stock options on January 1, 2006. (See Note D to the unaudited Consolidated Financial Statements for additional information regarding the company’s stock options, including the expense recognized in the first quarter of 2006.) Earnings in the first quarter of 2005 were favorably impacted by adjustments to certain contingent liabilities based on newly available information.

In the first quarter of 2006, the company entered into a definitive agreement to sell its aggregates business, which had been included in the Resources group. The sales and operating earnings of this business have been reclassified to discontinued operations for all periods presented. The company expects the transaction to close in the second quarter of 2006. The company is also considering its options with respect to the future of its coal mining operation.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the first quarter of 2006 and fourth quarter of 2005:

April 2, 2006	Funded	Unfunded	Total Backlog	IDIQ Contract Value	Total Estimated Contract Value
Information Systems and Technology	$6,322	$2,535	$8,857	$5,161	$14,018
Combat Systems	7,563	2,202	9,765	1,149	10,914
Marine Systems	9,545	5,440	14,985	—	14,985
Aerospace	5,798	2,202	8,000	—	8,000
Resources	146	—	146	—	146
Total	$29,374	$12,379	$41,753	$6,310	$48,063

December 31, 2005
Information Systems and Technology	$6,960	$2,415	$9,375	$4,800	$14,175
Combat Systems	6,954	2,374	9,328	1,202	10,530
Marine Systems	8,419	7,014	15,433	—	15,433
Aerospace	5,853	2,210	8,063	—	8,063
Resources	165	—	165	—	165
Total	$28,351	$14,013	$42,364	$6,002	$48,366

Defense Businesses

The total backlog for the company’s defense businesses represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog represents firm orders for which funding has not been appropriated. The backlog does not include work awarded under indefinite delivery, indefinite quantity contracts. IDIQ contract value represents management’s estimate of the future contract value under these contracts. IDIQ contracts are used when the customer has not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements set forth the majority of the contractual terms, including prices, but are funded as delivery orders are placed. A significant portion of this IDIQ value represents contracts for which the company has been designated as the sole-source supplier over several years to design, develop, produce and integrate complex products and systems for the military or other government agencies. Management believes that the customers intend to fully implement these systems. However, because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, the company recognizes these contracts in backlog only when they are funded.

The company received several notable contract awards during the first quarter of 2006. The Combat Systems group received the following orders for its combat vehicles in the first quarter of 2006:

•	The group received an order worth approximately $130 from the U.S. Marine Corps to provide eight-wheeled light armored vehicles (LAV) in various configurations. The contract has a total potential value of over $300 for a total of 130 vehicles to be delivered in 2007 and 2008.

•	The Belgian government selected the group’s Piranha light armored vehicle for its Armored Infantry Vehicle program. The program calls for up to 242 vehicles and related logistics support and is worth approximately $600 if all options are exercised.

•	The Czech Republic selected the group for a contract to produce 199 eight-wheeled Pandur II armored personnel carriers for the Czech army between 2007 and 2012. The contract, which is expected to be finalized and added to backlog in the second quarter of 2006, has an option for 35 additional vehicles and is worth up to $1 billion.

The Combat Systems group also received an IDIQ contract from the Marine Corps with a potential value of approximately $300 to develop, design, integrate, produce and install RCIED electronic countermeasure systems.

In the Marine Systems group, the Navy exercised an option worth approximately $320 for the ninth ship in the T-AKE program, a new class of combat logistics ships, bringing the total contract value to $2.8 billion.

The Navy awarded the Marine Systems group a contract modification worth $1.3 billion that provides funding for the construction of the eighth Virginia-class submarine and advance procurement for the ninth and tenth ships.

The company also has received several significant contract awards since the end of the first quarter, including the following:

The Information Systems and Technology group received one of 11 contracts from the Army to provide services under the Information Technology Enterprise Solutions–2 Services (ITES-2S) program. ITES-2S is an IDIQ contract with a $20 billion ceiling and a nine-year performance period. Under the ITES-2S contract, the Information Systems and Technology group will provide information technology services to the Army in support of its enterprise infrastructure goals.

The Combat Systems group received an order worth approximately $460 from the Army for 306 Stryker wheeled combat vehicles.

The Combat Systems group was awarded a $165 delivery order for the production of Hydra-70 (70mm) rockets, motors and warheads. The order is part of a five-year requirements contract and brings the total contract value to $336.

Aerospace

The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

The Aerospace group maintained its record-level backlog in the first quarter of 2006 and continues to experience strong order activity. A significant portion of the Aerospace backlog is with NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of the end of the first quarter of 2006, backlog with NetJets for all aircraft types represented 25 percent of the Aerospace funded backlog and 90 percent of the Aerospace unfunded backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the first three months of 2006. Net cash provided by operating activities was $465 for the three-month period ended April 2, 2006, compared with $358 in the same period in 2005. Net earnings was the principal driver of the company’s strong cash flows from operations in the first quarters of both 2006 and 2005.

Free cash flow from operations for the first three months of 2006 was $406 versus $317 for the same period in 2005. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for capital deployment purposes, including repaying maturing debt, funding business acquisitions, repurchasing the company’s outstanding shares and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Three Months Ended	April 2 2006	April 3 2005
Net cash provided by operating activities	$465	$358
Capital expenditures	(59)	(41)
Free cash flow from operations	$406	$317
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	124%	107%
Free cash flow from operations	109%	94%

With free cash flow from operations projected to approximate net earnings for the full year 2006, General Dynamics expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

As discussed further in Note L to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at April 2, 2006. If this were the outcome, the government contends the company would owe approximately $1.3 billion. The company’s after-tax cash obligation would be approximately $650. The company believes that it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Investing activities used net cash of $213 in the first quarter of 2006 and provided net cash of $297 in same period in 2005. In the first three months of 2006, the company acquired FC Business Systems, Inc. In the first three months of 2005, the company completed the sales of several small, non-core businesses and other assets, generating a total of $373 in cash.

In the first quarter of 2006, the company entered into a definitive agreement to acquire SNC Technologies Inc., for approximately $275. In the fourth quarter of 2005, the company entered into a definitive agreement to acquire Anteon International Corporation for approximately $2.2 billion, including the assumption of debt. The company intends to finance these acquisitions with cash on hand and commercial paper and expects both transactions to close in the second quarter of 2006.

Financing Activities

Financing activities provided net cash of $16 in the three-month period ended April 2, 2006, and used cash of $120 in the same period in 2005. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock.

In the first quarter of 2006, the company repaid $2 of its outstanding debt. The company made no debt payments in the first quarter of 2005. In the second quarter of 2006, $500 of the company’s fixed-rate debt is scheduled to mature. The company expects to fund the repayment of this debt with cash on hand.

On March 1, 2006, the company’s board of directors declared an increased regular quarterly dividend of $.23 per share – the ninth consecutive annual increase. The board had previously increased the regular quarterly dividend to $.20 per share in March 2005.

In the first three months of 2006, the company repurchased approximately 146,000 shares at an average price of about $57 per share. In the first three months of 2005, the company repurchased two million shares at an average price of about $50 per share. The company has approximately 2.2 million remaining shares authorized for repurchase as of April 2, 2006.

Net cash from financing activities also includes proceeds received from stock option exercises.

Additional Financial Information

Environmental Matters and Other Contingencies

For a discussion of environmental matters and other contingencies, see Note L to the unaudited Consolidated Financial Statements. The company does not expect its aggregate liability with respect to these matters to have a material impact on its results of operations, financial condition or cash flows.

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, claims for unanticipated contract costs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in the company’s critical accounting policies during the first quarter of 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 2, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 2, 2006, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended April 2, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note L to the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS

There were no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the company’s first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
1/1/06 - 1/29/06	145,600	$57.21	9,791,800	2,208,200
1/30/06 - 2/26/06	—	—	9,791,800	2,208,200
2/27/06 - 4/2/06	—	—	9,791,800	2,208,200
Total	145,600	$57.21	9,791,800	2,208,200

*	On February 5, 2003, the company’s board of directors authorized management to repurchase up to 12 million shares. The company has repurchased an aggregate of 9,791,800 shares of common stock in the open market pursuant to this repurchase program. Unless terminated earlier by resolution of the board of directors, the program will expire when an aggregate of 12 million shares has been repurchased.

The company did not make any unregistered sales of equity securities in the first quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: May 4, 2006