Form 10-Q
period 2006-07-02
GENERAL DYNAMICS CORP
filed 2006-08-03
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

    403,407,109 shares of the registrant’s common stock, $1 par value per share, were outstanding at July 30, 2006.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	July 2 2006 (Unaudited)	December 31 2005
ASSETS
Current Assets:
Cash and equivalents	$1,399	$2,331
Accounts receivable	1,978	2,004
Contracts in process	3,839	3,076
Inventories	1,487	1,293
Assets of discontinued operations	160	283
Other current assets	390	405
Total Current Assets	9,253	9,392

Noncurrent Assets:
Property, plant and equipment, net	2,101	2,028
Intangible assets, net	1,241	898
Goodwill	8,513	6,686
Other assets	624	639
Total Noncurrent Assets	12,479	10,251
	$21,732	$19,643
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt and current portion of long-term debt	$871	$509
Accounts payable	1,741	1,686
Customer advances in excess of costs incurred	1,670	1,631
Liabilities of discontinued operations	156	207
Other current liabilities	3,688	3,020
Total Current Liabilities	8,126	7,053

Noncurrent Liabilities:
Long-term debt	2,778	2,778
Other liabilities	1,747	1,667
Commitments and contingencies (See Note L)
Total Noncurrent Liabilities	4,525	4,445

Shareholders’ Equity:
Common stock, including surplus	1,271	1,127
Retained earnings	9,109	8,285
Treasury stock	(1,503)	(1,493)
Accumulated other comprehensive income	204	226
Total Shareholders’ Equity	9,081	8,145
	$21,732	$19,643

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	July 2 2006	July 3 2005
Net Sales	$5,934	$5,137
Operating costs and expenses	5,285	4,598
Operating Earnings	649	539
Interest, net	(23)	(29)
Other, net	2	1
Earnings from Continuing Operations before Income Taxes	628	511
Provision for income taxes, net	208	173
Earnings from Continuing Operations	$420	$338
Discontinued operations, net of tax	216	7
Net Earnings	$636	$345
Earnings per Share - Basic
Continuing operations	$1.04	$0.84
Discontinued operations	0.54	0.02
Net Earnings	$1.58	$0.86
Earnings per Share - Diluted
Continuing operations	$1.03	$0.83
Discontinued operations	0.53	0.02
Net Earnings	$1.56	$0.85
Supplemental Information:
Dividends declared per share	$0.23	$0.20
General and administrative expenses included in operating costs and expenses	$385	$316

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Six Months Ended
(Dollars in millions, except per share amounts)	July 2 2006	July 3 2005
Net Sales	$11,480	$9,909
Operating costs and expenses	10,235	8,917
Operating Earnings	1,245	992
Interest, net	(40)	(63)
Other, net	2	—
Earnings from Continuing Operations before Income Taxes	1,207	929
Provision for income taxes, net	400	243
Earnings from Continuing Operations	$807	$686
Discontinued operations, net of tax	203	(5)
Net Earnings	$1,010	$681
Earnings per Share - Basic
Continuing operations	$2.01	$1.71
Discontinued operations	0.50	(0.01)
Net Earnings	$2.51	$1.70
Earnings per Share - Diluted
Continuing operations	$1.99	$1.69
Discontinued operations	0.50	(0.01)
Net Earnings	$2.49	$1.68
Supplemental Information:
Dividends declared per share	$0.46	$0.40
General and administrative expenses included in operating costs and expenses	$748	$624

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 2 2006	July 3 2005
Cash Flows from Operating Activities*:
Net earnings	$1,010	$681
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation, depletion and amortization of property, plant and equipment	120	112
Amortization of intangible assets	57	51
Stock-based compensation expense	32	—
Excess tax benefit from stock-based compensation	(26)	—
Deferred income tax provision	11	44
Discontinued operations, net of tax	(203)	5
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	197	(219)
Contracts in process	(286)	(176)
Inventories	(214)	5
Other current assets	(23)	(121)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Customer deposits	39	81
Customer advances in excess of costs incurred	39	181
Other liabilities	12	(122)
Other, net	47	39
Net Cash Provided by Operating Activities from Continuing Operations	812	561
Net Cash Used by Discontinued Operations - Operating Activities	(19)	(4)
Net Cash Provided by Operating Activities	793	557
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2,154)	(37)
Proceeds from sale of assets, net	299	349
Capital expenditures-continuing operations	(117)	(89)
Other, net	(8)	(56)
Discontinued operations	(12)	(6)
Net Cash (Used) Provided by Investing Activities	(1,992)	161
Cash Flows from Financing Activities:
Net proceeds from commercial paper	862	—
Repayment of fixed-rate notes	(500)	—
Dividends paid	(173)	(152)
Proceeds from option exercises	137	96
Purchases of common stock	(85)	(200)
Excess tax benefit from stock-based compensation	26	—
Net Cash Provided (Used) by Financing Activities	267	(256)
Net (Decrease) Increase in Cash and Equivalents	(932)	462
Cash and Equivalents at Beginning of Period	2,331	976
Cash and Equivalents at End of Period	$1,399	$1,438
Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$307	$268
Interest	$73	$72

*	2005 Revised to reconcile from net earnings.

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

The Company

The term “company” or “General Dynamics” used in this document refers to General Dynamics Corporation and all of its wholly owned and majority-owned subsidiaries.

Interim Financial Statements

The unaudited Consolidated Financial Statements included in this Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted.

Operating results for the three- and six-month periods ended July 2, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three- and six-month periods ended July 2, 2006, and July 3, 2005.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Classification

In 2006 and 2005, General Dynamics placed certain non-core businesses in discontinued operations, as discussed in Note C. In addition, on March 1, 2006, the company’s board of directors authorized a two-for-one stock split to be effected in the form of a 100 percent stock dividend distributed on March 24, 2006, to shareholders of record at the close of business on March 13, 2006. The unaudited Consolidated Financial Statements have been restated to report discontinued operations and to reflect the stock split. Additionally, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

B.	Acquisitions, Intangible Assets and Goodwill

In the first half of 2006, General Dynamics acquired two businesses for an aggregate of $2.2 billion in cash. Both of these businesses are included in the Information Systems and Technology group.

•

Anteon International Corporation (Anteon) of Fairfax, Virginia, on June 8. Anteon is a leading systems integration company that provides mission, operational and information technology (IT) enterprise support to the U.S. government. As a condition of the acquisition, the company divested Anteon’s program management and engineering services contracts that could have created conflicts of interest with some of the company’s existing business base. The company received approximately $220 from the sale of these contracts, resulting in a net purchase price of approximately $2 billion.

•	FC Business Systems, Inc. (FCBS), of Fairfax, Virginia, on January 18. FCBS provides a broad spectrum of engineering and IT services to government customers.

In 2005, General Dynamics acquired three businesses for an aggregate of $280 in cash. Each of these businesses is included in the Information Systems and Technology group.

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

The operating results of these businesses have been included with General Dynamics’ results as of the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the FCBS and Anteon acquisitions are still preliminary at July 2, 2006. The company is awaiting the completion of the identification and valuation of intangible assets acquired. The company expects these analyses to be completed during the third and fourth quarters of 2006, respectively.

Intangible assets consisted of the following:

	July 2 2006			December 31 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,314	$(318)	$996	$996	$(277)	$719
Other intangible assets	420	(175)	245	341	(162)	179
Total intangible assets	$1,734	$(493)	$1,241	$1,337	$(439)	$898

The company amortizes contract and program intangible assets on a straight-line basis over five to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over three to 21 years.

Amortization expense was $30 and $57 for the three- and six-month periods ended July 2, 2006, and $25 and $51 for the three- and six-month periods ended July 3, 2005. The company expects to record annual amortization expense over the next five years as follows:

2007	$134
2008	$128
2009	$128
2010	$124
2011	$116

The changes in the carrying amount of goodwill by business group for the six months ended July 2, 2006, were as follows:

	December 31 2005	Acquisitions (a)	Other (b)	July 2 2006
Information Systems and Technology	$4,151	$1,772	$12	$5,935
Combat Systems	1,992	—	42	2,034
Marine Systems	193	—	—	193
Aerospace	350	1	—	351
Total goodwill	$6,686	$1,773	$54	$8,513

(a)	Includes adjustments to preliminary assignment of fair value to net assets previously acquired.
(b)	Consists of adjustments for currency translation.

C.	Discontinued Operations

On March 1, 2006, the company entered into a definitive agreement to sell its aggregates business. This transaction closed in the second quarter of 2006. The company received proceeds of approximately $300 from this transaction and recognized an after-tax gain of $220 from the sale in the second quarter. In addition, the company has approved a plan to sell its coal mining operation. With the sale of the aggregates business and the expected sale of the coal business within the next year, the operations previously identified for reporting purposes as Resources have been reclassified to discontinued operations.

In 2004, the company entered into definitive agreements to sell its aeronautical research and development business in the Information Systems and Technology group and its propulsion systems business in the Combat Systems group. These transactions closed in the first quarter of 2005. In addition to the 2004 agreements, the company sold two more businesses in the first quarter of 2005. These included the facilities research and development business and the airborne electronics systems business in the Information Systems and Technology group. The company received combined proceeds of $344 and recognized an after-tax loss of $8 from these transactions in 2005.

The financial statements for all periods have been restated to remove the sales of each of the above businesses from the company’s consolidated net sales and present the results of their operations in discontinued operations.

The summary of operating results from discontinued operations follows:

	Three Months Ended		Six Months Ended
	July 2 2006	July 3 2005	July 2 2006	July 3 2005
Net sales	$62	$77	$110	$170
Operating expenses	66	67	130	163
Operating (loss) earnings	(4)	10	(20)	7
Other, net	1	(1)	—	(1)
Gain on disposal	204	1	204	33
Earnings before taxes	201	10	184	39
Tax benefit (provision)	15	(3)	19	(44)
Earnings (loss) from discontinued operations	$216	$7	$203	$(5)

Assets and liabilities of discontinued operations consisted of the following:

	July 2 2006	December 31 2005
Cash and equivalents	$1	$—
Accounts receivable	6	30
Inventories	1	22
Property, plant and equipment, net	21	97
Goodwill	—	1
Other assets	131	133
Assets of discontinued operations	$160	$283
Short-term debt	—	1
Accounts payable	8	24
Long-term debt	—	3
Other liabilities	148	179
Liabilities of discontinued operations	$156	$207

D.	EQUITY COMPENSATION PLANS

Equity Compensation Overview

The company has various equity compensation plans for employees as well as non-employee members of the board of directors, including:

•	the General Dynamics Corporation Equity Compensation Plan (Equity Compensation Plan),

•	the General Dynamics United Kingdom Share Save Plan (U.K. Plan),

•	the General Dynamics Corporation 1997 Incentive Compensation Plan (Incentive Compensation Plan),

•	the General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (Directors’ Stock Plan) and

•	various equity compensation plans assumed with the acquisition of Gulfstream Aerospace Corporation in 1999 (Gulfstream Plans).

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

Stock options may be granted either as incentive stock options, intended to qualify for capital gain treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or as options not qualified under the Code. All options granted under the Equity Compensation Plan are issued with an exercise price at or above the fair market value of the common stock on the date of grant. Awards of stock options generally vest over two years, with 50 percent of the options vesting on the first anniversary of the date of grant and the remaining 50 percent vesting on the second anniversary of the date of grant. Stock options awarded under the Equity Compensation Plan may not have a term of more than five years. Since the early 1990s, it has been the company’s practice to grant stock options to participants in its equity compensation plans on the first Wednesday of March of each year based on the average high and low stock price on that day as listed on the New York Stock Exchange.

Awards of restricted stock represent common stock that may not be sold, transferred, pledged, assigned or otherwise conveyed to another party except upon the passage of time, or upon satisfaction of performance goals or other conditions. However, during the period of restriction, the recipient of restricted shares is entitled to vote the restricted shares and to retain cash dividends paid on those shares. Awards of restricted stock generally vest 100 percent after four years.

Participation units are obligations of the company that have a value derived from or related to the value of the company’s common stock. These include stock appreciation rights, phantom stock units, and restricted stock units and are payable in cash and/or common stock.

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

The company issues common stock under its equity compensation plans from treasury stock. At July 2, 2006, in addition to the shares reserved for issuance on the exercise of outstanding options, approximately 25 million shares have been authorized for options and restricted stock that may be granted in the future.

Stock-based Compensation Expense

On January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair value at the grant date. The company adopted SFAS 123R using the “modified prospective transition method.” Under this transition method, stock-based compensation expense is recognized beginning in the first quarter of 2006 for all share-based payments granted after the adoption of SFAS 123R and for the portion of any awards granted prior to the adoption of SFAS 123R that had not vested as of the adoption date. Accordingly, no prior periods have been restated to reflect stock option expense. The company implemented the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 107 (SAB 107) in its adoption of SFAS 123R. SAB 107 provides the SEC staff’s interpretation of SFAS 123R and provides further guidance on the valuation of share-based payments. The company has also elected to adopt the alternative method of calculating the historical pool of tax benefits as permitted by FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

The adoption of SFAS 123R resulted in a reduction of operating earnings and net earnings of $12 and $8, respectively, in the three-month period ended July 2, 2006, and $25 and $17, respectively, in the six-month period ended July 2, 2006. The impact on earnings per share for the three- and six-month periods ended July 2, 2006, was $0.02 and $0.04 per share, respectively.

SFAS 123R also requires the excess tax benefits the company receives from stock option exercises to be classified as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities on the Consolidated Statement of Cash Flows. Prior to the adoption of SFAS 123R, the company classified the excess tax benefits it received from the exercise of stock options as cash flows from operating activities in the Consolidated Statement of Cash Flows. The excess tax benefit realized in the first six months of 2006 was $26, including $24 resulting from stock option exercises.

The adoption of SFAS 123R did not have an impact on the company’s accounting for restricted stock.

The following table details the components of stock-based compensation expense recognized in earnings in the three- and six-month periods ended July 2, 2006, and July 3, 2005:

	Three Months Ended		Six Months Ended
	July 2 2006	July 3 2005	July 2 2006	July 3 2005
Stock Options	$8	$—	$17	$—
Restricted Stock	2	7	4	13
Total stock-based compensation expense included in earnings, net of tax	$10	$7	$21	$13

Stock-based compensation expense is included in general and administrative expenses for all periods presented.

Prior to the adoption of SFAS 123R on January 1, 2006, the company accounted for its equity compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The company calculated compensation expense for stock options as the excess, if any, of the quoted market price of the company’s stock at the grant date over the exercise price.

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, General Dynamics’ net earnings and net earnings per share for the three- and six-month periods ended July 3, 2005, would have been reduced to the pro forma amounts indicated as follows:

		Three Months Ended	Six Months Ended
		July 3 2005	July 3 2005
Net earnings, as reported		$345	$681
Add: Stock-based compensation expense included in reported net earnings, net of tax*		7	13
Deduct: Total fair value-based compensation expense, net of tax		(16)	(31)
	Pro forma	$336	$663

Net earnings per share - basic:	As reported	$0.86	$1.70
	Pro forma	$0.84	$1.65

Net earnings per share - diluted:	As reported	$0.85	$1.68
	Pro forma	$0.83	$1.64

*	Represents primarily restricted stock grants under the company’s Equity Compensation Plan and 1997 Incentive Compensation Plan.

Stock Options

The company recognizes compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. The company estimates the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six Months Ended	July 2 2006	July 3 2005
Range of expected volatility	23.6% - 24.9%	25.7 - 26.3%
Weighted average expected volatility	23.7%	25.9%
Range of expected terms (in months)	48 - 58	45 - 51
Range of risk-free interest rates	4.4% - 4.6%	3.6% - 3.9%
Expected dividend yield	1.5%	1.5%

The company estimates expected volatility using the historical volatility of the company’s stock over a period equal to the expected term of the option. The company estimates expected term using historical option exercise data to determine the expected employee exercise behavior. After consideration of the guidance provided by SFAS 123R and SAB 107 and upon review of the historical option exercise data, the company identified two employee populations that exhibit different exercise behaviors. As a result of this analysis, beginning in the first quarter of 2006, the company estimated different expected terms and determined a separate fair value for options granted for each of the two employee populations. Prior to the adoption of SFAS 123R, the company treated each vesting tranche of an option award as a separate award with a different expected term for fair value measurement purposes. The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.

In the three- and six-month periods ended July 2, 2006, the company recognized $8 and $17, respectively, of compensation expense related to stock options, net of income taxes. The total income tax benefit recognized in the second quarter and first half of 2006 related to stock option compensation expense was $4 and $8, respectively. Stock-based compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note N). As of July 2, 2006, the company had $68 of unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of 1.3 years.

A summary of option activity during the first six months of 2006 follows:

	Shares Under Option	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	18,032,228	$43.39
Granted	4,700,990	62.38
Exercised	(3,649,741)	38.94
Forfeited/Canceled	(146,084)	49.58
Outstanding at July 2, 2006	18,937,393	$48.91	3.0	$313
Vested and Expected to Vest at July 2, 2006	18,652,071	$48.76	3.0	$311
Exercisable at July 2, 2006	11,151,951	$42.49	2.2	$256

The weighted average fair value of options granted during the first six months of 2006 and 2005 was $14.42 and $11.63, respectively. In the table above, intrinsic value is calculated as the difference between the market price of the company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the first half of 2006 and 2005 was $84 and $58, respectively. The company received cash of $137 from the exercise of stock options in the first half of 2006.

Restricted Stock

The company determines the fair value of restricted stock as the market price of the company’s stock on the date of grant. The company recognizes compensation expense related to restricted stock on a straight-line basis over the period during which the restriction lapses, which is generally four years.

In the second quarter and first half of 2006, the company recognized $2 and $4, respectively, of compensation expense related to restricted stock, net of income taxes, with a total income tax benefit of $1 and $2, respectively. As of July 2, 2006, the company had $44 of unrecognized compensation cost related to restricted stock that is expected to be recognized over a weighted average period of 3.1 years.

The following is a summary of restricted stock activity during the first six months of 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	2,431,190	$42.94
Granted	583,338	61.49
Vested	(375,852)	44.84
Forfeited	(13,086)	52.84
Nonvested at July 2, 2006	2,625,590	$46.74

The total fair value of shares vested during the first half of 2006 and 2005 was $21 and $26, respectively.

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

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2 2006	July 3 2005	July 2 2006	July 3 2005
Basic weighted average shares outstanding	403,518	401,416	402,494	401,265
Assumed exercise of stock options	3,440	2,897	3,236	2,879
Contingently issuable shares	—	85	—	85
Diluted weighted average shares outstanding	406,958	404,398	405,730	404,229

Comprehensive Income

The company’s comprehensive income was $719 and $988 for the three- and six-month periods ended July 2, 2006, respectively, and $312 and $612 for the three- and six-month periods ended July 3, 2005, respectively.

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

G.	Contracts in Process

Contracts in process represent recoverable costs and, where applicable, accrued profit related to government contracts and consisted of the following:

	July 2 2006	December 31 2005
Contract costs and estimated profits	$26,639	$24,371
Other contract costs	1,137	815
	27,776	25,186
Less advances and progress payments	23,937	22,110
Total contracts in process	$3,839	$3,076

Contract costs consist primarily of production costs and related overhead and general and administrative expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $287 as of July 2, 2006, and $264 as of December 31, 2005. The most significant portion of the claims balance relates to the company’s request for equitable adjustment submitted to the Navy with respect to its T-AKE combat logistics ship contract. The company is seeking a contract price adjustment for engineering- and design-related changes imposed by the customer. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, post-retirement benefits and environmental expenses. These costs will become allocable to contracts generally when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The company expects to bill substantially all of its July 2, 2006, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

H.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

		July 2 2006	December 31 2005
Work in process		$834	$701
Raw materials		555	505
Pre-owned aircraft		81	69
Other		17	18
Total inventories		$1,487	$1,293
I. Debt Debt consisted of the following:
	Interest Rates	July 2 2006	December 31 2005
Fixed-rate notes
Notes due in May 2006	2.125%	$—	$500
Notes due in May 2008	3.000%	499	499
Notes due in August 2010	4.500%	698	698
Notes due in May 2013	4.250%	999	999
Notes due in August 2015	5.375%	400	400
Commercial Paper	5.230%	864	—
Senior notes due in 2008	6.320%	150	150
Term debt due in 2008	7.500%	30	30
Other	Various	9	11
Total debt		3,649	3,287
Less current portion		871	509
Long-term debt		$2,778	$2,778

As of July 2, 2006, General Dynamics had outstanding $2.6 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the outstanding principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note O for condensed consolidating financial statements.

As of July 2, 2006, the company had $864 of commercial paper outstanding at an average yield of 5.23 percent with an average maturity of 56 days. The company has $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion 364-day facility expiring in December 2006 and a $1 billion multiyear facility expiring in July

2009. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities of approximately $790.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of July 2, 2006, the fair value of this currency swap was a $51 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. Annual sinking fund payments of $5 are required in December of 2006 and 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at an annual rate of 7.5 percent.

As of July 2, 2006, other debt consisted primarily of a capital lease arrangement.

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of July 2, 2006.

J.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	July 2 2006	December 31 2005
Customer deposits on commercial contracts	$939	$877
Retirement benefits	854	400
Salaries and wages	481	387
Workers’ compensation	431	412
Other (a)	983	944
Other current liabilities	$3,688	$3,020
Deferred U.S. federal income taxes	$894	$806
Retirement benefits	254	247
Customer deposits on commercial contracts	193	216
Other (b)	406	398
Other liabilities	$1,747	$1,667

(a)	Consists primarily of contract-related costs assumed in business acquisitions, dividends payable, environmental remediation reserves, warranty reserves and insurance-related costs.

(b)	Consists primarily of liabilities for tax contingencies for open years, warranty reserves, workers’ compensation and accrued costs of disposed businesses.

K.	Income Taxes

The company had a net deferred tax liability of $757 at July 2, 2006, and $644 at December 31, 2005. The current portion of the net deferred taxes was an asset of $132 at July 2, 2006, and $168 at December 31, 2005, and is included in other current assets on the Consolidated Balance Sheet.

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to the litigation on June 23, 2004. The suit seeks recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the issues in the case. The court held that the company could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note L for more information regarding the A-12 contract.) The company is considering whether to appeal this decision. With respect to the other issues in the suit, the company has reached a basis for settlement with the Department of Justice. However, the settlement is pending final approval by the Department of Justice and the Joint Committee on Taxation of the Congress. If the settlement is approved, the company expects the refund to be approximately $35, including after-tax interest. The company has recognized no income from this matter.

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

On January 9, 2003, the company’s appeal was argued before a three-judge panel of the appeals court. On March 17, 2003, the appeals court vacated the trial court’s judgment and remanded the case to the trial court for further proceedings. The appeals court found that the trial court had misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the appeals court held that in order to uphold a termination for default the trial court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. The company does not believe the evidence supports such a determination. Pursuant to the direction of the appeals court, the trial court held further proceedings on June 29 and 30, 2004. On April 13 and April 17, 2006, the trial court issued orders requesting further arguments by the parties on various issues presented by the appeals court’s remand instructions. Those arguments were held in May 2006.

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at July 2, 2006. This would result in a liability for the company of approximately $1.3 billion pretax. The company’s after-tax charge would be approximately $700, or $1.76 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $650. The company believes it has sufficient resources to satisfy its obligation if required.

Other. Various claims and other legal proceedings incidental to the normal course of business are pending or threatened against the company. While it cannot predict the outcome of these matters, the company believes any potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on its results of operations, financial condition or cash flows.

Environmental

General Dynamics is subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental investigation or remediation at some of its current and former facilities, and at third-party sites not owned by the company but where it has been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable contract costs and, therefore, reimbursed by the U.S. government.

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

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.5 billion at July 2, 2006. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under some of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

As of July 2, 2006, in connection with orders for 28 Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (both Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2008 and totaled $485 as of July 2, 2006, compared with $570 at December 31, 2005. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

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

The changes in the carrying amount of warranty liabilities for the six-month periods ended July 2, 2006, and July 3, 2005, were as follows:

Six Months Ended	July 2 2006	July 3 2005
Beginning balance	$202	$199
Warranty expense	42	14
Payments	(27)	(22)
Adjustments*	1	(5)
Ending balance	$218	$186

*	Represents foreign exchange translation adjustments.

M.	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and six-month periods ended July 2, 2006, and July 3, 2005, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 2 2006	July 3 2005	July 2 2006	July 3 2005
Service cost	$68	$59	$5	$4
Interest cost	104	100	17	17
Expected return on plan assets	(135)	(135)	(7)	(7)
Recognized net actuarial loss	7	1	3	3
Amortization of prior service cost	(1)	(1)	—	—
Net periodic cost	$43	$24	$18	$17

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	July 2 2006	July 3 2005	July 2 2006	July 3 2005
Service cost	$136	$118	$10	$8
Interest cost	208	200	34	34
Expected return on plan assets	(271)	(270)	(14)	(14)
Recognized net actuarial loss	13	2	6	6
Amortization of prior service cost	(2)	(2)	1	(1)
Amortization of unrecognized transition obligation	—	—	1	1
Net periodic cost	$84	$48	$38	$34

General Dynamics’ contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s pension plans covering its government contracting businesses. With respect to post-retirement benefit plans, the company’s contracts provide for the recovery of contributions to a Voluntary Employees’ Beneficiary Association trust and, for non-funded plans, recovery of claims paid. The net periodic pension and post-retirement benefit cost for some of these government plans exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process on the Consolidated Balance Sheet until such time that the cost is allocable to contracts. (See Note G for discussion of the company’s deferred contract costs.)

As of July 2, 2006, the Consolidated Balance Sheet also included pretax additional minimum pension liabilities of $150 related to certain of its defined benefit pension plans. This liability is calculated on a plan-by-plan basis, and is required if the accumulated benefit obligation (ABO) of the plan exceeds the fair value of the plan assets and the difference between the ABO and the fair value of plan assets exceeds the plan’s accrued pension liabilities. The ABO is the actuarial present value of benefits attributed to employee services rendered to date excluding assumptions about future compensation levels.

N.	Business Group Information

General Dynamics operates in four business groups: Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from mission-critical information systems and technologies; land and expeditionary combat vehicles, armaments and munitions; shipbuilding and marine systems; and business aviation, respectively. The company measures each group’s profit based on operating earnings. As a result, the company does not allocate net interest, other income and expense items, and income taxes to its business groups.

Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	July 2 2006	July 3 2005	July 2 2006	July 3 2005
Information Systems and Technology	$2,157	$2,013	$232	$225
Combat Systems	1,444	1,118	172	123
Marine Systems	1,266	1,178	92	65
Aerospace	1,067	828	166	125
Corporate (a)	—	—	(13)	1
	$5,934	$5,137	$649	$539

	Net Sales		Operating Earnings
Six Months Ended	July 2 2006	July 3 2005	July 2 2006	July 3 2005
Information Systems and Technology	$4,130	$3,765	$452	$422
Combat Systems	2,813	2,175	319	227
Marine Systems	2,541	2,388	189	114
Aerospace	1,996	1,581	311	226
Corporate (a)	—	—	(26)	3
	$11,480	$9,909	$1,245	$992

	Identifiable Assets
	July 2 2006	December 31 2005
Information Systems and Technology	$9,713	$7,095
Combat Systems	5,773	5,452
Marine Systems	2,279	2,202
Aerospace	2,802	2,655
Corporate (b)	1,165	2,239
	$21,732	$19,643

(a)	Includes a portion of the operating results of the company’s commercial pension plans.

(b)	Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

O.	Condensed Consolidating Financial Statements

The fixed-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of July 2, 2006, and December 31, 2005, for the balance sheet, as well as the statements of earnings and cash flows for the three- and six-month periods ended July 2, 2006, and July 3, 2005.

Condensed Consolidating Statement of Earnings

Three Months Ended July 2, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$5,141	$793	$—	$5,934
Cost of sales	1	4,237	662	—	4,900
General and administrative expenses	12	332	41	—	385
Operating Earnings	(13)	572	90	—	649
Interest expense	(37)	(1)	(3)	—	(41)
Interest income	10	1	7	—	18
Other, net	—	1	1	—	2
Earnings from Continuing Operations before Income Taxes	(40)	573	95	—	628
Provision for income taxes	(24)	197	35	—	208
Discontinued operations, net of tax	—	216	—	—	216
Equity in net earnings of subsidiaries	652	—	—	(652)	—
Net Earnings	$636	$592	$60	$(652)	$636

Three Months Ended July 3, 2005
Net Sales	$—	$4,433	$704	$—	$5,137
Cost of sales	(1)	3,678	605	—	4,282
General and administrative expenses	—	281	35	—	316
Operating Earnings	1	474	64	—	539
Interest expense	(31)	(1)	(6)	—	(38)
Interest income	4	—	5	—	9
Other, net	—	(1)	2	—	1
Earnings from Continuing Operations before Income Taxes	(26)	472	65	—	511
Provision for income taxes	(16)	158	31	—	173
Discontinued operations, net of tax	—	7	—	—	7
Equity in net earnings of subsidiaries	355	—	—	(355)	—
Net Earnings	$345	$321	$34	$(355)	$345

Condensed Consolidating Statement of Earnings

Six Months Ended July 2, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$9,903	$1,577	$—	$11,480
Cost of sales	1	8,173	1,313	—	9,487
General and administrative expenses	25	639	84	—	748
Operating Earnings	(26)	1,091	180	—	1,245
Interest expense	(68)	(2)	(6)	—	(76)
Interest income	22	1	13	—	36
Other, net	—	1	1	—	2
Earnings from Continuing Operations before Income Taxes	(72)	1,091	188	—	1,207
Provision for income taxes	(39)	373	66	—	400
Discontinued operations, net of tax	—	203	—	—	203
Equity in net earnings of subsidiaries	1,043	—	—	(1,043)	—
Net Earnings	$1,010	$921	$122	$(1,043)	$1,010

Six Months Ended July 3, 2005
Net Sales	$—	$8,634	$1,275	$—	$9,909
Cost of sales	(3)	7,208	1,088	—	8,293
General and administrative expenses	—	548	76	—	624
Operating Earnings	3	878	111	—	992
Interest expense	(62)	(3)	(11)	—	(76)
Interest income	6	—	7	—	13
Other, net	3	(6)	3	—	—
Earnings from Continuing Operations before Income Taxes	(50)	869	110	—	929
Provision for income taxes	(103)	297	49	—	243
Discontinued operations, net of tax	—	(5)	—	—	(5)
Equity in net earnings of subsidiaries	628	—	—	(628)	—
Net Earnings	$681	$567	$61	$(628)	$681

Condensed Consolidating Balance Sheet

July 2, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$300	$—	$1,099	$—	$1,399
Accounts receivable	—	1,410	568	—	1,978
Contracts in process	358	2,976	505	—	3,839
Inventories
Work in process	—	808	26	—	834
Raw materials	—	535	20	—	555
Pre-owned aircraft	—	81	—	—	81
Other	—	17	—	—	17
Assets of discontinued operations	—	160	—	—	160
Other current assets	122	98	170	—	390
Total Current Assets	780	6,085	2,388	—	9,253
Noncurrent Assets:
Property, plant and equipment	166	3,312	547	—	4,025
Accumulated depreciation, depletion & amortization of PP&E	(33)	(1,610)	(281)	—	(1,924)
Intangible assets and goodwill	—	8,702	1,545	—	10,247
Accumulated amortization of intangible assets	—	(413)	(80)	—	(493)
Other assets	36	493	95	—	624
Investment in subsidiaries	15,577	—	—	(15,577)	—
Total Noncurrent Assets	15,746	10,484	1,826	(15,577)	12,479
	$16,526	$16,569	$4,214	$(15,577)	$21,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$864	$6	$1	$—	$871
Liabilities of discontinued operations	—	156	—	—	156
Other current liabilities	678	4,316	2,105	—	7,099
Total Current Liabilities	1,542	4,478	2,106	—	8,126
Noncurrent Liabilities:
Long-term debt	2,596	28	154	—	2,778
Other liabilities	201	1,360	186	—	1,747
Total Noncurrent Liabilities	2,797	1,388	340	—	4,525
Shareholders’ Equity:
Common stock, including surplus	1,271	6,076	1,136	(7,212)	1,271
Other shareholders’ equity	10,916	4,627	632	(8,365)	7,810
Total Shareholders’ Equity	12,187	10,703	1,768	(15,577)	9,081
	$16,526	$16,569	$4,214	$(15,577)	$21,732

Condensed Consolidating Balance Sheet

December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,563	$—	$768	$—	$2,331
Accounts receivable	—	1,212	792	—	2,004
Contracts in process	58	2,576	442	—	3,076
Inventories
Work in process	—	683	18	—	701
Raw materials	—	477	28	—	505
Pre-owned aircraft	—	69	—	—	69
Other	—	18	—	—	18
Assets of discontinued operations	—	283	—	—	283
Other current assets	149	113	143	—	405
Total Current Assets	1,770	5,431	2,191	—	9,392
Noncurrent Assets:
Property, plant and equipment	141	3,181	516	—	3,838
Accumulated depreciation, depletion & amortization of PP&E	(30)	(1,516)	(264)	—	(1,810)
Intangible assets and goodwill	—	6,537	1,486	—	8,023
Accumulated amortization of intangible assets	—	(370)	(69)	—	(439)
Other assets	64	476	99	—	639
Investment in subsidiaries	14,698	—	—	(14,698)	—
Total Noncurrent Assets	14,873	8,308	1,768	(14,698)	10,251
	$16,643	$13,739	$3,959	$(14,698)	$19,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$6	$3	$—	$509
Liabilities of discontinued operations	—	207	—	—	207
Other current liabilities	228	4,189	1,920	—	6,337
Total Current Liabilities	728	4,402	1,923	—	7,053
Noncurrent Liabilities:
Long-term debt	2,596	28	154	—	2,778
Other liabilities	253	1,216	198	—	1,667
Total Noncurrent Liabilities	2,849	1,244	352	—	4,445
Shareholders’ Equity:
Common stock, including surplus	1,127	6,142	1,136	(7,278)	1,127
Other shareholders’ equity	11,939	1,951	548	(7,420)	7,018
Total Shareholders’ Equity	13,066	8,093	1,684	(14,698)	8,145
	$16,643	$13,739	$3,959	$(14,698)	$19,643

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 2, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(326)	$714	$405	$—	$793
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2)	(2,152)	—	—	(2,154)
Proceeds from sale of assets, net	—	299	—	—	299
Other, net	(1)	(118)	(18)	—	(137)
Net Cash Used by Investing Activities	(3)	(1,971)	(18)	—	(1,992)
Cash Flows from Financing Activities:
Net proceeds from commercial paper	862	—	—	—	862
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Other, net	(93)	—	(2)	—	(95)
Net Cash Provided by Financing Activities	269	—	(2)	—	267
Cash sweep by parent	(1,203)	1,257	(54)	—	—
Net Decrease in Cash and Equivalents	(1,263)	—	331	—	(932)
Cash and Equivalents at Beginning of Period	1,563	—	768	—	2,331
Cash and Equivalents at End of Period	$300	$—	$1,099	$—	$1,399

Six Months Ended July 3, 2005
Net Cash Provided by Operating Activities	$(52)	$629	$(20)	$—	$557
Cash Flows from Investing Activities:
Proceeds from sale of assets, net	—	349	—	—	349
Other, net	(63)	(107)	(18)	—	(188)
Net Cash Provided by Investing Activities	(63)	242	(18)	—	161
Cash Flows from Financing Activities:
Purchases of common stock	(200)	—	—	—	(200)
Other, net	(56)	—	—	—	(56)
Net Cash Used by Financing Activities	(256)	—	—	—	(256)
Cash sweep by parent	750	(871)	121	—	—
Net Increase in Cash and Equivalents	379	—	83	—	462
Cash and Equivalents at Beginning of Period	423	—	553	—	976
Cash and Equivalents at End of Period	$802	$—	$636	$—	$1,438

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

Business Overview

General Dynamics is a market leader in mission-critical information systems and technologies; land and expeditionary combat systems, armaments and munitions; shipbuilding and marine systems; and business aviation. The company operates through four business groups – Information Systems and Technology, Combat Systems, Marine Systems and Aerospace. General Dynamics’ primary customers are the U.S. military, other federal government organizations, the armed forces of allied nations, and a diverse base of corporate and individual buyers of business aircraft. The company operates in two primary markets – defense and business aviation. The majority of the company’s revenues are derived from contracts with the U.S. military. The following discussion should be read in conjunction with the company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited Consolidated Financial Statements included herein.

Results of Operations

Consolidated Overview

General Dynamics’ net sales for the second quarter and first half of 2006 grew 16 percent over the same periods in 2005. Net sales were $5.9 billion in the second quarter of 2006 compared with $5.1 billion in 2005. Net sales for the first six months of 2006 were $11.5 billion, up from $9.9 billion in the first half of 2005. The increase in net sales in both the three- and six-month periods resulted from higher volume in all of the company’s business groups. Sales growth was particularly strong in the Combat Systems and Aerospace groups as volume continued to increase on combat vehicle programs that were delayed in the first half of 2005, and deliveries of business jets continued to surge.

Operating earnings grew to $649 in the second quarter of 2006, an increase of 20 percent over the second quarter of 2005. In the six-month period ended July 2, 2006, operating earnings were $1.2 billion, up 26 percent compared with the same period in 2005. The growth in operating earnings was driven primarily by the increased volume in the Combat Systems and Aerospace groups and significant performance improvement in the Marine Systems group.

In the second quarter of 2006, the company’s operating margins improved year-over-year for the fifth consecutive quarter. The company generated margins of 10.9 percent in the second quarter of 2006 compared with 10.5 percent in the same 2005 period. Year-to-date margins improved 80 basis points to 10.8 percent in 2006 from 10.0 percent in 2005, reflecting the company’s continued emphasis on performance improvement. General and administrative (G&A) expenses as a percentage of net sales in the first half of 2006 were 6.5 percent compared with 6.3 percent in the first six months of 2005. The company expects G&A expenses as a percent of sales for the full-year 2006 to be consistent with the full-year 2005 rate of 6.2 percent.

General Dynamics continued to generate strong cash flow from operations in the first six months of 2006. Net cash provided by operating activities was $793, up 42 percent over $557 in the same period in 2005. The company also generated approximately $300 in the first half of 2006 and $350 in the first half of 2005 from the sale of non-core businesses. The company used cash to fund acquisitions and capital expenditures, repurchase its common stock and pay dividends. Despite $2.4 billion of acquisitions and $233 of share repurchases since the second quarter of 2005, the company’s net debt – debt less cash and equivalents – has increased only $390 during the past 12 months.

The company’s effective tax rate for the six-month period ended July 2, 2006, was 33.1 percent compared with 26.2 percent in the first half of 2005. The company’s effective tax rate for the first six months of 2005 was impacted favorably by the resolution of the company’s 1999-2002 federal income tax audit during the first quarter. This settlement resulted in a $66, or $0.16 per-share, non-cash benefit, which reduced the company’s effective tax rate for the first half of 2005 by 7.1 percent. Excluding the effect of the resolution of tax matters related to prior years, the company expects the effective tax rate for the full-year 2006 to be between 33 and 34 percent. For additional discussion of tax matters, as well as a discussion of the company’s net deferred tax liability, see Note K to the unaudited Consolidated Financial Statements.

The company completed the sale of its aggregates operation in the second quarter of 2006. The company received approximately $300 in cash from the sale of this business and recognized an after-tax gain of $220 in discontinued operations. In addition, the company has approved a plan to sell its coal mining operation. With the sale of the aggregates business and the expected sale of the coal business within the next year, the operations previously reported as Resources have been reclassified to discontinued operations. The company’s reported net sales exclude the revenues associated with these businesses, and their operating results for the first half of 2006 and 2005 have been included in discontinued operations, net of income taxes.

In the first half of 2005, the company completed the sale of several small businesses that were not core to the company. The company received $344 in cash, net of taxes, in the first six months of 2005 from the sale of these businesses and recognized an after-tax loss of $8 in discontinued operations related to the divestiture activities. For additional discussion of the company’s divestiture activities and the results of discontinued operations, see Note C to the unaudited Consolidated Financial Statements.

The company’s total backlog increased to $42.4 billion as of July 2, 2006, compared with $41.6 billion at April 2, 2006. Funded backlog grew 4 percent during the second quarter to $30.5 billion. New orders received during the second quarter of 2006 were $5.8 billion, including over $2 billion of order activity in both the Information Systems and Technology and Combat Systems groups. The Aerospace group also experienced significant order activity in the second quarter, reaching a record-level total backlog of $8.5 billion at July 2, 2006. The total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts. The total potential value of these contracts, which may be realized over the next 15 years, increased 40 percent in the second quarter of 2006 to approximately $8.8 billion, due largely to the acquisition of Anteon International Corporation during the quarter.

Information Systems and Technology

Three Months Ended	July 2 2006	July 3 2005	Variance
Net sales	$2,157	$2,013	$144	7%
Operating earnings	232	225	7	3%
Operating margin	10.8%	11.2%

Six Months Ended	July 2 2006	July 3 2005	Variance
Net sales	$4,130	$3,765	$365	10%
Operating earnings	452	422	30	7%
Operating margin	10.9%	11.2%

The Information Systems and Technology group continued its strong performance in the second quarter of 2006. Volume from recently acquired businesses pushed the group’s net sales and earnings in the quarter to their highest level to date. In addition to acquisitions, sales of the group’s communications systems and wireless service offerings increased compared with the second quarter of 2005 while activity on the BOWMAN program for the United Kingdom came down from the contract’s peak level in the year-ago period.

In the first half of 2006, the Information Systems and Technology group’s net sales and earnings increased as a result of acquisitions and continued growth in the group’s command-and-control and communications systems business and network infrastructure and information technology services business. Notable drivers of the growth in the first six months of 2006 compared with the same period in 2005 include:

•	Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2), which supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide;

•	Common Hardware/Software III (CHS-3), which provides continually updated and ruggedized computers, network equipment and software to the U.S. armed forces and other federal agencies worldwide; and

•	Canadian Maritime Helicopter Project (MHP), which provides the integrated mission systems for Canada’s new marine helicopters.

In addition, demand for the group’s wireless service offerings increased in the first half of 2006. These increases were partially offset by a scheduled decline in activity on the production and installation phase of the BOWMAN communications system contract.

The group’s operating margins were down slightly in the three- and six-month periods ended July 2, 2006, compared with the same periods in 2005, as a result of a shift in product mix to large new development cost-reimbursement programs and the addition of the lower-margin contract mix from acquired businesses.

On June 8, 2006, the company acquired Anteon International Corporation (Anteon) of Fairfax, Virginia. Anteon is a leading systems integration company that provides mission, operational and information technology (IT) enterprise support to the U.S. government.

On January 18, 2006, the company acquired FC Business Systems, Inc. (FCBS), of Fairfax, Virginia. FCBS provides a broad spectrum of engineering and IT services to government customers.

The company expects sales growth of more than 15 percent in the Information Systems and Technology group for the full-year 2006 compared with 2005, due largely to the acquisitions in the first half of 2006. The company expects the group’s margins for 2006 to be in the low-double-digit range but slightly lower than the 2005 average margins as a result of the group’s recent acquisitions.

Combat Systems

Three Months Ended	July 2 2006	July 3 2005	Variance
Net sales	$1,444	$1,118	$326	29%
Operating earnings	172	123	49	40%
Operating margin	11.9%	11.0%

Six Months Ended	July 2 2006	July 3 2005	Variance
Net sales	$2,813	$2,175	$638	29%
Operating earnings	319	227	92	41%
Operating margin	11.3%	10.4%

The Combat Systems group’s net sales increased significantly in the second quarter and first half of 2006 compared with the same periods in 2005. The group’s Stryker wheeled combat vehicle program for the U.S. Army continued to lead the growth in sales. The program contributed almost half of the increase in net sales in the first half of 2006 due to increased production and delivery of the vehicles. Increased demand in the group’s armaments business for systems that help protect U.S. combat forces has also been a significant contributor to sales growth to-date in 2006. In addition, volume was up on several other combat vehicle programs, including the Canadian RG-31 mine-protected personnel vehicle contract, the Saudi Arabian National Guard light armored vehicle contract and the Leopard tank program. Increasing activity on the small caliber ammunition contract that was awarded to the group’s munitions business in the second half of 2005 also contributed to the sales growth.

The growth in the group’s operating earnings in 2006 has significantly outpaced the increase in sales due to a shift in contract mix and improved performance on several programs. As a result, the group’s 2006 operating margins were up 90 basis points over both the second quarter and first half of 2005.

In the second half of 2006, the company expects continued increases in sales volume in the Combat Systems group over 2005, albeit at a lower rate than the first half of 2006. The company expects that operating margins in the group for the full year will be consistent with the average margins generated in 2005.

Marine Systems

Three Months Ended	July 2 2006	July 3 2005	Variance
Net sales	$1,266	$1,178	$88	7%
Operating earnings	92	65	27	42%
Operating margin	7.3%	5.5%

Six Months Ended	July 2 2006	July 3 2005	Variance
Net sales	$2,541	$2,388	$153	6%
Operating earnings	189	114	75	66%
Operating margin	7.4%	4.8%

The Marine Systems group’s net sales increased in the second quarter and first half of 2006 compared with the same periods in 2005 despite expectations of flat top-line performance. The group’s sales volume exceeded estimates due to higher-than-anticipated submarine overhaul and repair work. The sales growth over 2005 is attributable to increased volume on the T-AKE combat logistics ship and Virginia-class submarine construction programs. Lower activity on the SSGN submarine conversion program and the group’s commercial tanker contract partially offset this growth. The company has delivered two of the four submarines, and the conversions are scheduled to be completed in late 2007. The final commercial tanker is scheduled to be delivered in the third quarter of 2006.

The group significantly improved its operating earnings and margins for both the three- and six-month periods ended July 2, 2006, over the same periods in 2005. The group’s operating margins in the quarter exceeded 7 percent for the third consecutive quarter, reflecting the increasing stability that has resulted from the group’s efforts to improve performance. In the first half of 2005, the group recorded losses on two submarine maintenance and overhaul contracts totaling approximately $20. These losses resulted from customer-requested change orders that the group fulfilled prior to securing adequate contract protection. The company does not expect to have this type of exposure on future contracts, and performance in the group’s overhaul and repair business improved considerably in the first half of 2006. In addition, the group’s operating earnings and margins were negatively impacted in the first six months of 2005 by a $19 loss recorded on the company’s contract to build four double-hull oil tankers. The second and third ships were delivered in 2005 and the final ship is scheduled for delivery on September 1, 2006. Management expects to deliver the final ship on or ahead of schedule and does not anticipate any additional charges on this contract.

The group experienced cost growth in 2005 on the Navy’s T-AKE program primarily from engineering- and design-related changes imposed by the customer. The company has submitted a formal request for equitable adjustment with the customer seeking almost $600 of additional contract payments for the rework effort and scope growth caused by these changes. The company is recording revenue at a break-even level based on the assumed recovery of a portion of this claim (see Note G to the unaudited Consolidated Financial Statements). The company is in discussions with the Navy to quantify its contractual relief for the unanticipated costs and expects the resolution of this matter by the end of the year or early next year. The first T-AKE was delivered in the second quarter of 2006 and as of July 2, 2006, the second and third ships were approximately 81 percent and 50 percent complete, respectively.

The company expects mid- to high-single-digit sales growth in the Marine Systems group for the full-year 2006 compared with 2005. The company expects full-year 2006 margins to be approximately 7 percent.

Aerospace

Three Months Ended	July 2 2006	July 3 2005	Variance
Net sales	$1,067	$828	$239	29%
Operating earnings	166	125	41	33%
Operating margin	15.6%	15.1%
Aircraft deliveries (in units):
Green	29	21
Completion	26	22

Six Months Ended	July 2 2006	July 3 2005	Variance
Net sales	$1,996	$1,581	$415	26%
Operating earnings	311	226	85	38%
Operating margin	15.6%	14.3%
Aircraft deliveries (in units):
Green	54	41
Completion	49	37

The Aerospace group generated strong sales growth in the second quarter and first half of 2006 compared with the same periods in 2005. Net sales in the quarter exceeded $1 billion for the first time in Gulfstream’s history as the group increased aircraft deliveries to meet demand. Green aircraft deliveries increased 38 percent in the quarter and 32 percent year-to-date. Completions increased 18 percent in the quarter and 32 percent for the half. Higher pre-owned aircraft sales and increased aircraft services activity have also contributed to the growth in net sales thus far in 2006.

Operating earnings and margins were up in the second quarter and first six months of 2006 compared with 2005 as a result of the increased volume, moderate pricing improvement and higher margins on pre-owned aircraft sales. The growth in operating earnings and margins was offset slightly by a shift in mix that includes more lower-margin, mid-size aircraft deliveries – seven of the eight additional green deliveries in the quarter were mid-size aircraft.

Based on the group’s green aircraft delivery schedule, which is sold out through 2006 and most of 2007, the company expects continued strong sales growth in the Aerospace group in 2006 over 2005.

The group is planning a gradual increase in product development spending and a shift in the mix of both green deliveries and completions to include more mid-size aircraft. These factors are expected to put downward pressure on the group’s margins in the second half of 2006. (See Notes H and L to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Corporate

Three Months Ended	July 2 2006	July 3 2005	Variance
Operating (expense) earnings	(13)	1	(14)

Six Months Ended	July 2 2006	July 3 2005	Variance
Operating (expense) earnings	(26)	3	(29)

Corporate results consist primarily of compensation expense for stock options and a portion of the earnings from the company’s commercial pension plan. The company began expensing stock options on January 1, 2006. (See Note D to the unaudited Consolidated Financial Statements for additional information regarding the company’s stock options.)

In the second quarter of 2006, the company completed the sale of its aggregates business, and the company’s management approved a plan to sell its coal mining operation. With the sale of the aggregates business and the expected sale of the coal business, the operations previously identified for reporting purposes as Resources have been reclassified to discontinued operations.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the second and first quarters of 2006:

July 2, 2006	Funded	Unfunded	Total Backlog	IDIQ Contract Value	Total Estimated Contract Value
Information Systems and Technology	$7,125	$2,430	$9,555	$7,659	$17,214
Combat Systems	8,314	2,125	10,439	1,190	11,629
Marine Systems	8,803	5,162	13,965	—	13,965
Aerospace	6,294	2,182	8,476	—	8,476
Total	$30,536	$11,899	$42,435	$8,849	$51,284

April 2, 2006
Information Systems and Technology	$6,322	$2,535	$8,857	$5,161	$14,018
Combat Systems	7,563	2,202	9,765	1,149	10,914
Marine Systems	9,545	5,440	14,985	—	14,985
Aerospace	5,798	2,202	8,000	—	8,000
Total	$29,228	$12,379	$41,607	$6,310	$47,917

Defense Businesses

The total backlog for the company’s defense businesses represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog represents firm orders for which funding has not been appropriated. The backlog does not include work awarded under indefinite delivery, indefinite quantity contracts. IDIQ contract value represents management’s estimate of the future contract value under these contracts. IDIQ contracts are used when the customer has not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements set forth the majority of the contractual terms, including prices, but are funded as delivery orders are placed. A significant portion of this IDIQ value represents contracts for which the company has been designated as the sole-source supplier over several years to design, develop, produce and integrate complex products and systems for the military or other government agencies. Management believes that the customers intend to fully implement these systems. However, because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, the company recognizes these contracts in backlog only when they are funded. The acquisition of Anteon in the second quarter of 2006 added approximately $3.3 billion of IDIQ contract value.

The company received several notable contract awards during the second quarter of 2006, including the following:

The Information Systems and Technology group received one of 11 contracts from the Army to provide services under the Information Technology Enterprise Solutions–2 Services (ITES-2S) program. ITES-2S is an IDIQ contract with a $20 billion program ceiling and a nine-year performance period. Under the ITES-2S contract, the Information Systems and Technology group will provide information technology services to the Army in support of its enterprise infrastructure goals. The backlog at the end of the second quarter does not include any value associated with ITES-2S pending the resolution of a protest of the award filed by several of the bidders. On July 14, 2006, the outcome of this protest resulted in no change to the original award but was immediately followed by a second protest.

The Information Systems and Technology group was awarded one of two contracts to prepare a design and implementation plan for an initial service area of the Integrated Wireless Network (IWN). Following this design phase, the customer will select a single contractor for the full implementation of IWN. IWN is ultimately intended to provide secure, seamless, interoperable and reliable nationwide wireless voice, data and multimedia communications among 80,000 federal agents and law enforcement officers engaged in disaster response, law enforcement, protective services and homeland defense.

The Information Systems and Technology group was awarded a contract extension worth approximately $100 to continue its support of the U.S. Joint Forces Command’s Joint Experimentation Program and Joint Futures Lab, bringing the total contract value to over $275. The group is providing engineering, technical and administrative services for joint force concept development.

The Information Systems and Technology group was awarded one of 25 IDIQ contracts under the Department of Homeland Security’s (DHS) Enterprise Acquisition Gateway for Leading Edge Solutions (EAGLE) program. The group will provide IT services to DHS under four functional categories including engineering design, development, implementation and integration; operations and maintenance; software development; and management support services.

The Combat Systems group finalized and added to the backlog its contract worth approximately $750 with the Czech Republic to produce 199 eight-wheeled Pandur II armored personnel carriers for the Czech army between 2007 and 2012. The contract has an option for 35 additional vehicles and is worth up to $1 billion.

The Combat Systems group received orders worth approximately $590 from the Army for 409 Stryker wheeled combat vehicles, bringing the cumulative number of vehicles ordered to 2,465.

The Combat Systems group was awarded a $165 delivery order for the production of Hydra-70 (70mm) rockets, motors and warheads. The order is part of a five-year requirements contract and brings the contract value to-date to $336.

The company has also received several significant contract awards since the end of the second quarter, including an Army award to the Combat Systems group worth approximately $130 for reactive armor for Bradley fighting vehicles.

The company has entered into an agreement with U.S. Shipping Partners, L.P. for the construction of nine double-hull oil tankers for approximately $1 billion. The contract has options for an additional five tankers. The finalization of the contract will take place after U.S. Shipping completes its financing arrangements, at which time the funded ships will be added to backlog.

Aerospace

The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

The Aerospace group continued to experience strong order activity through the first half of 2006, increasing its backlog to a new record level as of the end of the second quarter. A significant portion of the Aerospace backlog is with NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of the end of the second quarter of 2006, backlog with NetJets for all aircraft types represented 22 percent of the Aerospace funded backlog – down from 35 percent a year ago – and 90 percent of the Aerospace unfunded backlog.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the first half of 2006. Net cash provided by operating activities was $793 for the six-month period ended July 2, 2006, compared with $557 in the same period in 2005. Earnings from continuing operations was the principal driver of the company’s cash flows from operations in the first half of both years.

Free cash flow from operations for the first six months of 2006 was $664 versus $462 for the same period in 2005, an increase of almost 45 percent. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for capital deployment purposes, including repaying maturing debt, funding business acquisitions, repurchasing the company’s outstanding shares and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Six Months Ended	July 2 2006	July 3 2005
Net cash provided by operating activities	$793	$557
Capital expenditures	(129)	(95)
Free cash flow from operations	$664	$462
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	98%	81%
Free cash flow from operations	82%	67%

With free cash flow from operations projected to approximate earnings from continuing operations for the full-year 2006, General Dynamics expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

The company ended the second quarter of 2006 with a cash balance of $1.4 billion compared with $2.3 billion at the end of 2005. A significant portion of the company’s cash balance as of July 2, 2006, represents advance payments against some of the company’s non-U.S. contracts. The company intends to use this cash to fund the operations of its non-U.S. subsidiaries in the fulfillment of these contracts.

As discussed further in Note L to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.2 billion at July 2, 2006. If this were the outcome, the government contends the company would owe approximately $1.3 billion. The company’s after-tax cash obligation would be approximately $650. The company believes that it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Investing activities used net cash of $2 billion in the first six months of 2006 and provided net cash of $161 in the same period in 2005. In the first half of 2006, the company acquired Anteon and FCBS for an aggregate of $2.2 billion in cash. As a condition of the Anteon acquisition, the company divested Anteon’s program management and engineering services contracts that could have created conflicts of interests with some of the company’s existing business base. The company received approximately $220 from the sale of these contracts, resulting in a net purchase price of approximately $2 billion. The company used cash on hand and commercial paper to fund these acquisitions. The company also sold its aggregates business for approximately $300 in cash in the second quarter of 2006. In the first half of 2005, the company completed the sales of several small, non-core businesses and other assets, generating a total of approximately $350 in cash.

In the second quarter of 2006, the company entered into a definitive agreement to acquire Chamberlain Manufacturing Corporation’s Scranton, Pennsylvania, division (CMC). CMC is a supplier of large-caliber projectile metal parts to the U.S. government. The acquisition was completed on July 7, 2006, and was financed using commercial paper. In the first quarter of 2006, the company entered into a definitive agreement to acquire SNC Technologies Inc. (SNC) for approximately $275. SNC is an ammunition system integrator that supplies small-, medium- and large-caliber ammunition and related products to armed forces and law enforcement agencies in North America and around the world. The company intends to finance this acquisition with cash on hand and expects the transaction to close in the third quarter of 2006.

Financing Activities

Financing activities provided net cash of $267 in the six-month period ended July 2, 2006, and used cash of $256 in the same period in 2005. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock.

In the first half of 2006, the company repaid $500 of its fixed-rate debt on the scheduled maturity date. During the six-month period ended July 2, 2006, the company received net proceeds of $862 from the issuance of commercial paper to fund the Anteon acquisition. The company does not have any significant scheduled debt repayments until 2008.

On March 1, 2006, the company’s board of directors declared an increased regular quarterly dividend of $.23 per share – the ninth consecutive annual increase. The board had previously increased the regular quarterly dividend to $.20 per share in March 2005.

In the first six months of 2006, the company repurchased approximately 1.2 million shares at an average price of about $63 per share. In the first half of 2005, the company repurchased approximately 3.9 million shares at an average price of about $51 per share. On June 7, 2006, the company’s board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding common stock on the open market. Including this authorization, the company has approximately 11.2 million remaining shares authorized for repurchase as of July 2, 2006.

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

There were no significant changes in the company’s critical accounting policies during the second quarter of 2006.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by setting the minimum likelihood threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective in the first quarter of 2007. The company is currently analyzing the expected impact of adoption of this Interpretation on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 2, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 2, 2006, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended July 2, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties, which are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	general U.S. and international political and economic conditions;

•	changing priorities in the U.S. government’s defense budget (including the outcome of supplemental defense spending measures, and changes in priorities in response to terrorist threats, continuing operations in Afghanistan and Iraq, and improved homeland security);

•	termination or restructuring of government contracts due to unilateral government action;

•	differences in anticipated and actual program performance, including the ability to perform under long-term fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;

•	expected recovery on contract claims and requests for equitable adjustment;

•	changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;

•	potential for changing prices for energy and raw materials; and

•	the status or outcome of legal and/or regulatory proceedings.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the company’s second quarter repurchases of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased *	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
4/3/06 - 4/30/06	—	$—	9,791,800	2,208,200
5/1/06 - 5/28/06	226,500	62.68	10,018,300	1,981,700
5/29/06 - 7/2/06	821,600	63.64	10,839,900	11,160,100
Total	1,048,100	$63.43	10,839,900	11,160,100

*	On February 5, 2003, the company’s board of directors authorized management to repurchase up to 12 million shares. The company has repurchased an aggregate of 10,839,900 shares of common stock in the open market pursuant to this repurchase program. On June 7, 2006, the board of directors authorized management to repurchase an additional 10,000,000 shares of common stock in the open market. Unless terminated earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

The company did not make any unregistered sales of equity securities in the second quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 3, 2006.

(b)	In an uncontested election, each of the following nominees was elected to the Board of Directors according to the following votes:

Matter	Votes Cast
	For	Withheld
Election of Directors:
N.D. Chabraja	351,680,750	6,959,620
J.S. Crown	341,873,968	16,766,402
W.P. Fricks	355,348,706	3,291,664
C.H. Goodman	351,035,740	7,604,630
J.L. Johnson	355,382,546	3,257,824
G.A. Joulwan	355,289,940	3,350,430
P.G. Kaminski	355,336,050	3,304,320
J.M. Keane	355,466,002	3,174,368
D.J. Lucas	355,438,504	3,201,866
L.L. Lyles	355,449,478	3,190,892
C.E. Mundy, Jr.	355,344,978	3,295,392
R. Walmsley	354,539,574	4,100,796

(c)	The results of voting on Proposals 2 through 7 (as numbered in the company’s 2006 Proxy Statement) were as follows:

Proposal 2. Shareholders approved KPMG LLP as the company’s independent auditors for 2006.

	For	Against	Abstain	Broker Non-votes
Approval of KPMG as Independent Auditors	353,977,186	2,377,866	2,285,318	—

Proposal 3. A shareholder proposal recommending that the Board of Directors amend the company’s governance documents (certificate of incorporation or bylaws) to provide that director nominees be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders did not receive a majority of votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Majority Vote Standard for Election of Directors	122,866,234	201,107,452	3,700,660	30,966,024

Proposal 4. A shareholder proposal requesting that the company amend its bylaws with regard to automatic disqualification of directors who fail to receive a majority of affirmative votes cast did not receive a majority of votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Automatic Disqualification of Directors	115,865,402	208,939,240	2,869,704	30,966,024

Proposal 5. A shareholder proposal requesting that the chairman of the board serve in that capacity only and have no management duties, titles, or responsibilities did not receive a majority of votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Independent Board Chairman	109,952,262	214,887,818	2,834,266	30,966,024

Proposal 6. A shareholder proposal requesting that the company provide its shareholders a comprehensive report of its corporate political contributions and trade association dues did not receive a majority of votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Corporate Political Contributions	66,440,874	230,611,370	30,622,102	30,966,024

Proposal 7. A shareholder proposal requesting that the Board of Directors issue a sustainability report to shareholders did not receive a majority of votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Sustainability Report	63,123,244	235,212,110	29,338,992	30,966,024

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: August 3, 2006