Form 10-Q
period 2006-10-01
GENERAL DYNAMICS CORP
filed 2006-11-02
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Large Accelerated Filer ☑                     Accelerated Filer ☐                    Non-Accelerated Filer ☐

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No ☑

404,644,310 shares of the registrant’s common stock, $1 par value per share, were outstanding at October 29, 2006.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	October 1 2006 (Unaudited)	December 31 2005
ASSETS
Current Assets:
Cash and equivalents	$963	$2,331
Accounts receivable	2,144	2,004
Contracts in process	3,821	3,076
Inventories	1,409	1,293
Assets of discontinued operations	145	283
Other current assets	532	405
Total Current Assets	9,014	9,392

Noncurrent Assets:
Property, plant and equipment, net	2,128	2,028
Intangible assets, net	1,229	898
Goodwill	8,580	6,686
Other assets	626	639
Total Noncurrent Assets	12,563	10,251
	$21,577	$19,643
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt and current portion of long-term debt	$329	$509
Accounts payable	1,625	1,686
Customer advances and deposits	2,678	2,508
Liabilities of discontinued operations	151	207
Other current liabilities	2,743	2,143
Total Current Liabilities	7,526	7,053

Noncurrent Liabilities:
Long-term debt	2,778	2,778
Other liabilities	1,801	1,667
Commitments and contingencies (See Note L)
Total Noncurrent Liabilities	4,579	4,445

Shareholders’ Equity:
Common stock, including surplus	1,300	1,127
Retained earnings	9,455	8,285
Treasury stock	(1,481)	(1,493)
Accumulated other comprehensive income	198	226
Total Shareholders’ Equity	9,472	8,145
	$21,577	$19,643

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	October 1 2006	October 2 2005
Net Sales	$6,069	$5,302
Operating costs and expenses	5,392	4,727
Operating Earnings	677	575

Interest, net	(34)	(30)
Other, net	1	(4)
Earnings from Continuing Operations before Income Taxes	644	541

Provision for income taxes, net	204	177
Earnings from Continuing Operations	$440	$364

Discontinued operations, net of tax	(2)	10

Net Earnings	$438	$374

Earnings per Share - Basic
Continuing operations	$1.09	$0.91
Discontinued operations	—	0.02
Net Earnings	$1.09	$0.93
Earnings per Share - Diluted
Continuing operations	$1.08	$0.90
Discontinued operations	—	0.02
Net Earnings	$1.08	$0.92

Supplemental Information:
Dividends declared per share	$0.23	$0.20
General and administrative expenses included in operating costs and expenses	$371	$317

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per share amounts)	October 1 2006	October 2 2005
Net Sales	$17,549	$15,211
Operating costs and expenses	15,627	13,644
Operating Earnings	1,922	1,567

Interest, net	(74)	(93)
Other, net	3	(4)
Earnings from Continuing Operations before Income Taxes	1,851	1,470

Provision for income taxes, net	604	420
Earnings from Continuing Operations	$1,247	$1,050

Discontinued operations, net of tax	201	5

Net Earnings	$1,448	$1,055

Earnings per Share - Basic
Continuing operations	$3.09	$2.61
Discontinued operations	0.50	0.01
Net Earnings	$3.59	$2.62
Earnings per Share - Diluted
Continuing operations	$3.07	$2.60
Discontinued operations	0.49	0.01
Net Earnings	$3.56	$2.61

Supplemental Information:
Dividends declared per share	$0.69	$0.60
General and administrative expenses included in operating costs and expenses	$1,119	$941

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 1 2006	October 2 2005
Cash Flows from Operating Activities*:
Net earnings	$1,448	$1,055
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation, depletion and amortization of property, plant and equipment	179	168
Amortization of intangible assets	95	76
Stock-based compensation expense	46	30
Excess tax benefit from stock-based compensation	(35)	(2)
Deferred income tax provision	30	100
Discontinued operations, net of tax	(201)	(5)
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	31	(232)
Contracts in process	(245)	(213)
Inventories	(153)	(137)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(145)	75
Customer advances and deposits	211	401
Other liabilities	16	(128)
Other, net	55	(50)
Net Cash Provided by Operating Activities from Continuing Operations	1,332	1,138
Net Cash (Used) Provided by Discontinued Operations - Operating Activities	(5)	18
Net Cash Provided by Operating Activities	1,327	1,156
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2,318)	(277)
Proceeds from sale of assets, net - continuing operations	15	39
Proceeds from sale of discontinued operations, net	312	323
Capital expenditures - continuing operations	(197)	(158)
Capital expenditures - discontinued operations	(14)	(9)
Other, net	(186)	10
Net Cash Used by Investing Activities	(2,388)	(72)
Cash Flows from Financing Activities:
Repayment of fixed-rate notes	(500)	—
Net proceeds from commercial paper	319	—
Dividends paid	(266)	(232)
Proceeds from option exercises	192	127
Purchases of common stock	(85)	(200)
Excess tax benefit from stock-based compensation	35	2
Other, net	(2)	(3)
Net Cash Used by Financing Activities	(307)	(306)
Net (Decrease) Increase in Cash and Equivalents	(1,368)	778
Cash and Equivalents at Beginning of Period	2,331	976
Cash and Equivalents at End of Period	$963	$1,754
Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$548	$369
Interest	$116	$96

*	2005 Revised to reconcile from net earnings.

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Operating results for the three- and nine-month periods ended October 1, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the results for the three- and nine-month periods ended October 1, 2006, and October 2, 2005.

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

B.	Acquisitions, Intangible Assets and Goodwill

In the first nine months of 2006, the company acquired three businesses for an aggregate of $2.3 billion in cash.

Information Systems and Technology

•	Anteon International Corporation (Anteon) of Fairfax, Virginia, on June 8. Anteon is a leading systems integration company that provides mission, operational and information technology

(IT) enterprise support to the U.S. government. As a condition of the acquisition, the company divested several of Anteon’s program management and engineering services contracts. The company received approximately $160 in after-tax proceeds from the sale of these contracts, resulting in a net purchase price of approximately $2.1 billion.

•	FC Business Systems, Inc. (FCBS), of Fairfax, Virginia, on January 18. FCBS provides a broad spectrum of engineering and IT services to government customers.

Combat Systems

•	Chamberlain Manufacturing Corporation’s Scranton, Pennsylvania, operation (Scranton Operation) on July 7. The Scranton Operation is a supplier of large-caliber projectile metal parts to the U.S. government.

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

The operating results of these businesses have been included with General Dynamics’ results as of the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the Anteon and Scranton Operation acquisitions are still preliminary at October 1, 2006. The company is awaiting the completion of the identification and valuation of intangible assets acquired. The company expects these analyses to be completed during the first quarter of 2007.

Intangible assets consisted of the following:

	October 1 2006			December 31 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,313	$(347)	$966	$996	$(277)	$719
Other intangible assets	447	(184)	263	341	(162)	179
Total intangible assets	$1,760	$(531)	$1,229	$1,337	$(439)	$898

The company amortizes contract and program intangible assets on a straight-line basis over two to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over one to 21 years.

Amortization expense was $38 and $95 for the three- and nine-month periods ended October 1, 2006, and $25 and $76 for the three- and nine-month periods ended October 2, 2005. The company expects to record annual amortization expense over the next five years as follows:

2007	$139
2008	$133
2009	$132
2010	$127
2011	$121

The changes in the carrying amount of goodwill by business group for the nine months ended October 1, 2006, were as follows:

	December 31 2005	Acquisitions (a)	Other (b)	October 1 2006
Information Systems and Technology	$4,151	$1,787	$13	$5,951
Combat Systems	1,992	58	43	2,093
Marine Systems	193	(8)	—	185
Aerospace	350	1	—	351
Total goodwill	$6,686	$1,838	$56	$8,580

(a)	Includes adjustments to preliminary assignment of fair value to net assets previously acquired.
(b)	Consists of adjustments for currency translation.

C.	Discontinued Operations

On March 1, 2006, the company entered into a definitive agreement to sell its aggregates business. This transaction closed in the second quarter of 2006. The company received proceeds of approximately $310 from this transaction and recognized an after-tax gain of approximately $220 from the sale in 2006. In addition, the company has taken steps to sell its coal mining operation. With the sale of the aggregates business and the expected sale of the coal business within the next year, the operations previously identified for reporting purposes as Resources have been reclassified to discontinued operations.

In 2004, the company entered into definitive agreements to sell its aeronautical research and development business in the Information Systems and Technology group and its propulsion systems business in the Combat Systems group. These transactions closed in the first quarter of 2005. In addition to the 2004 agreements, the company sold two more businesses in the first quarter of 2005. These included the facilities research and development business and the airborne electronics systems business in the Information Systems and Technology group. The company received combined proceeds of approximately $320 and recognized an after-tax loss of $8 from these transactions in the first nine months of 2005.

The financial statements for all periods have been restated to remove the sales of each of these businesses from the company’s consolidated net sales and present the results of their operations in discontinued operations.

The summary of operating results from discontinued operations follows:

	Three Months Ended		Nine Months Ended
	October 1 2006	October 2 2005	October 1 2006	October 2 2005
Net sales	$20	$78	$130	$248
Operating expenses	25	65	155	228
Operating (loss)/earnings	(5)	13	(25)	20
Other, net	(1)	2	(1)	1
(Loss)/gain on disposal	(1)	—	203	33
(Loss)/earnings before taxes	(7)	15	177	54
Tax (benefit)/provision	(5)	5	(24)	49
(Loss)/earnings from discontinued operations	$(2)	$10	$201	$5

Assets and liabilities of discontinued operations consisted of the following:

	October 1 2006	December 31 2005
Accounts receivable	$6	$30
Inventories	2	22
Property, plant and equipment, net	22	97
Goodwill	—	1
Other assets	115	133
Assets of discontinued operations	$145	$283
Short-term debt	—	1
Accounts payable	7	24
Long-term debt	—	3
Other liabilities	144	179
Liabilities of discontinued operations	$151	$207

D.	EQUITY COMPENSATION PLANS

Equity Compensation Overview

The company has various equity compensation plans for employees as well as non-employee members of the board of directors, including:

•	the General Dynamics Corporation Equity Compensation Plan (Equity Compensation Plan),

•	the General Dynamics United Kingdom Share Save Plan (U.K. Plan),

•	the General Dynamics Corporation 1997 Incentive Compensation Plan (Incentive Compensation Plan),

•	the General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (Directors’ Stock Plan) and

•	various equity compensation plans assumed with the acquisition of Gulfstream Aerospace Corporation in 1999 (Gulfstream Plans).

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

Stock options may be granted either as incentive stock options, intended to qualify for capital gain treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or as options not qualified under the Code. All options granted under the Equity Compensation Plan are issued with an exercise price at or above the fair market value of the common stock on the date of grant. Awards of stock options generally vest over two years, with 50 percent of the options vesting on the first anniversary of the date of grant and the remaining 50 percent vesting on the second anniversary of the date of grant. Stock options awarded under the Equity Compensation Plan may not have a term of more than five years. Since the early 1990s, it has been the company’s practice to grant stock options to participants in its equity compensation plans on the first Wednesday of March based on the average of the high and low stock price on that day as listed on the New York Stock Exchange.

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

The company issues common stock under its equity compensation plans from treasury stock. At October 1, 2006, in addition to the shares reserved for issuance upon the exercise of outstanding options, approximately 25 million shares have been authorized for options and restricted stock that may be granted in the future.

Stock-based Compensation Expense

On January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair value at the grant date. The company adopted SFAS 123R in the first quarter of 2006 using the “modified prospective transition method.” Under this transition method, stock-based compensation expense is recognized for all share-based payments granted after the adoption of SFAS 123R and for the portion of any awards granted prior to the adoption of SFAS 123R that had not vested as of the adoption date. Accordingly, no prior periods have been restated to reflect stock option expense. The company implemented the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 107 (SAB 107) in its adoption of SFAS 123R. SAB 107 provides the SEC staff’s interpretation of SFAS 123R and provides further guidance on the valuation of share-based payments. The company has also elected to adopt the alternative method of calculating the historical pool of tax benefits as permitted by FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.

The adoption of SFAS 123R resulted in a reduction of operating earnings and net earnings of $12 and $7, respectively, in the three-month period ended October 1, 2006, and $37 and $24, respectively, in the nine-month period ended October 1, 2006. The impact on earnings per share for the three- and nine-month periods ended October 1, 2006, was $0.02 and $0.06 per share, respectively.

SFAS 123R also requires the excess tax benefits the company receives from stock option exercises to be classified as an outflow in cash flows from operating activities and an inflow in cash flows from financing activities on the Consolidated Statement of Cash Flows. Prior to the adoption of SFAS 123R, the company classified the excess tax benefits it received from the exercise of stock options as cash flows from operating activities in the Consolidated Statement of Cash Flows. The excess tax benefit recorded in the first nine months of 2006 was $35, including $33 resulting from stock option exercises.

The adoption of SFAS 123R did not impact the company’s determination of compensation expense for restricted stock.

The following table details the components of stock-based compensation expense recognized in earnings in the three- and nine-month periods ended October 1, 2006, and October 2, 2005:

	Three Months Ended		Nine Months Ended
	October 1 2006	October 2 2005	October 1 2006	October 2 2005
Stock options	$7	$—	$24	$—
Restricted stock	2	7	6	20
Total stock-based compensation expense included in earnings, net of tax	$9	$7	$30	$20

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

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, General Dynamics’ net earnings and net earnings per share for the three- and nine-month periods ended October 2, 2005, would have been reduced to the pro forma amounts indicated as follows:

		Three Months Ended	Nine Months Ended
		October 2 2005	October 2 2005
Net earnings, as reported		$374	$1,055
Add: Stock-based compensation expense included in reported net earnings, net of tax*		7	20
Deduct: Total fair value-based compensation expense, net of tax		(16)	(47)
Pro forma net earnings		$365	$1,028

Net earnings per share - basic:	As reported	$0.93	$2.62
	Pro forma	$0.91	$2.56

Net earnings per share - diluted:	As reported	$0.92	$2.61
	Pro forma	$0.90	$2.54

*	Represents primarily restricted stock grants under the company’s Equity Compensation Plan and Incentive Compensation Plan.

Stock Options

The company recognizes compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. The company estimates the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine Months Ended	October 1 2006	October 2 2005
Range of expected volatility	23.3% - 24.9%	25.2 - 26.3%
Weighted average expected volatility	24.0%	25.9%
Range of expected terms (in months)	48 -58	45 - 51
Range of risk-free interest rates	4.4% - 5.0%	3.6% - 3.9%
Expected dividend yield	1.5%	1.5%

The company estimates expected volatility using the historical volatility of its common stock over a period equal to the expected term of the option. The company estimates expected term using historical option exercise data to determine the expected employee exercise behavior. After consideration of the guidance provided by SFAS 123R and SAB 107 and upon review of the historical option exercise data, the company identified two employee populations that exhibit different exercise behaviors. As a result of this analysis, beginning in the first quarter of 2006, the company estimated different expected terms and determined a separate fair value for options granted for each of the two employee populations. The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.

In the three- and nine-month periods ended October 1, 2006, the company recognized $7 and $24, respectively, of compensation expense related to stock options, net of income taxes. The total income tax benefit recognized in the third quarter and first nine months of 2006 related to stock option compensation expense was $5 and $13, respectively. Stock-based compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note N). As of October 1, 2006, the company had $57 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.2 years.

A summary of option activity during the first nine months of 2006 follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	18,032,228	$43.39
Granted	4,742,470	62.42
Exercised	(4,987,619)	40.02
Forfeited/Canceled	(260,037)	53.55
Outstanding at October 1, 2006	17,527,042	$49.34	2.9	$391
Vested and Expected to Vest at October 1, 2006	17,245,004	$49.19	2.9	$388
Exercisable at October 1, 2006	9,846,408	$42.45	2.0	$288

The weighted average fair value of options granted during the first nine months of 2006 and 2005 was $14.43 and $11.63, respectively. In the table above, intrinsic value is calculated as the difference between the market price of the company’s stock on the last trading day of the quarter and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised during the first nine months of 2006 and 2005 was $119 and $75, respectively. The company received cash of $192 from the exercise of stock options in the first nine months of 2006.

Restricted Stock

The company determines the fair value of restricted stock as the market price of the company’s stock on the date of grant. The company recognizes compensation expense related to restricted stock on a straight-line basis over the period during which the restriction lapses, which is generally four years.

In the third quarter and first nine months of 2006, the company recognized $2 and $6, respectively, of compensation expense related to restricted stock, net of income taxes, with a total income tax benefit of $1 and $3, respectively. As of October 1, 2006, the company had $40 of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.9 years.

The following is a summary of restricted stock activity during the first nine months of 2006:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	2,431,190	$42.94
Granted	587,108	61.92
Vested	(375,852)	44.84
Forfeited	(27,872)	62.39
Nonvested at October 1, 2006	2,614,574	$46.72

The total fair value of shares vested during the first nine months of 2006 and 2005 was $21 and $26, respectively.

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

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1 2006	October 2 2005	October 1 2006	October 2 2005
Basic weighted average shares outstanding	403,723	402,121	402,904	401,550
Assumed exercise of stock options	3,454	3,379	3,309	3,046
Contingently issuable shares	—	107	—	107
Diluted weighted average shares outstanding	407,177	405,607	406,213	404,703

Comprehensive Income

The company’s comprehensive income was $432 and $1,420 for the three- and nine-month periods ended October 1, 2006, respectively, and $437 and $1,049 for the three- and nine-month periods ended October 2, 2005, respectively.

F.	Stock Split

On March 1, 2006, the company’s board of directors authorized a two-for-one stock split to be effected in the form of a 100 percent stock dividend distributed on March 24, 2006, to shareholders of record at the close of business on March 13, 2006. All historical share and per share data, stock option data and market prices have been restated to reflect the stock split.

The total number of authorized common stock shares and par value were unchanged by this action. Shareholders’ equity has been restated to give retroactive recognition of the stock split for all periods presented by reclassifying from surplus to common stock the par value of the additional shares resulting from the split.

G.	Contracts in Process

Contracts in process represent recoverable costs and, where applicable, accrued profit related to government contracts and consisted of the following:

	October 1 2006	December 31 2005
Contract costs and estimated profits	$27,809	$24,371
Other contract costs	1,140	815
	28,949	25,186
Less advances and progress payments	25,128	22,110
Total contracts in process	$3,821	$3,076

Contract costs consist primarily of production costs and related overhead and general and administrative expenses. Contract costs also reflect anticipated recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $321 as of October 1, 2006, and $264 as of December 31, 2005. The most significant portion of these expected recoveries relates to the company’s request for equitable adjustment submitted to the Navy for work on its T-AKE combat logistics ship contract. The company is seeking a contract price adjustment for engineering- and design-related changes imposed by the customer. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to contracts with the U.S. government, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The company expects to bill substantially all of its October 1, 2006, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

H.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

		October 1 2006	December 31 2005
Work in process		$740	$701
Raw materials		624	505
Pre-owned aircraft		32	69
Other		13	18
Total inventories		$1,409	$1,293
I. Debt Debt consisted of the following:
	Interest Rates	October 1 2006	December 31 2005
Fixed-rate notes
Notes due in May 2006	2.125%	$—	$500
Notes due in May 2008	3.000%	499	499
Notes due in August 2010	4.500%	698	698
Notes due in May 2013	4.250%	999	999
Notes due in August 2015	5.375%	400	400
Commercial Paper	5.310%	322	—
Senior notes due in 2008	6.320%	150	150
Term debt due in 2008	7.500%	30	30
Other	Various	9	11
Total debt		3,107	3,287
Less current portion		329	509
Long-term debt		$2,778	$2,778

As of October 1, 2006, General Dynamics had outstanding $2.6 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the outstanding principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note O for condensed consolidating financial statements.

As of October 1, 2006, the company had $322 of commercial paper outstanding at an average yield of 5.31 percent with an average maturity of 30 days. The company has $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion 364-day facility expiring in December 2006 and a $1 billion multiyear facility expiring in July 2009. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities of approximately $805.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of October 1, 2006, the fair value of this currency swap was a $50 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. Annual sinking fund payments of $5 are required in December of 2006 and 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at an annual rate of 7.5 percent.

As of October 1, 2006, other debt consisted primarily of a capital lease arrangement.

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of October 1, 2006.

J.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	October 1 2006	December 31 2005
Retirement benefits (a)	$903	$400
Salaries and wages	514	387
Workers’ compensation	437	412
Other (b)	889	944
Other current liabilities	$2,743	$2,143
Deferred U.S. federal income taxes	$879	$806
Customer deposits on commercial contracts	257	216
Retirement benefits	256	247
Other (c)	409	398
Other liabilities	$1,801	$1,667

(a)	The increase from year-end 2005 relates primarily to the increase in the company’s government pension plan liability. $350 of the increase represents recoverable costs that are included in contracts in process on the Consolidated Balance Sheet, as discussed in Note G. $150 of the increase represents “additional minimum pension liability,” which is discussed in Note M.

(b)	Consists primarily of accrued taxes and interest, dividends payable, environmental remediation reserves, warranty reserves and insurance-related costs.

(c)	Consists primarily of liabilities for tax contingencies for open years, warranty reserves, workers’ compensation and accrued costs of disposed businesses.

K.	Income Taxes

The company had a net deferred tax liability of $771 at October 1, 2006, and $644 at December 31, 2005. The current portion of the net deferred taxes was an asset of $100 at October 1, 2006, and $168 at December 31, 2005, and is included in other current assets on the Consolidated Balance Sheet.

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

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.3 billion at October 1, 2006. This would result in a liability for the company of approximately $1.3 billion pretax. The company’s after-tax charge would be approximately $725, or $1.79 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $650. The company believes it has sufficient resources to satisfy its obligation if required.

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

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion at October 1, 2006. From time to time in the ordinary course of business, the company guarantees the payment or performance obligations of its subsidiaries arising under some of their contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

On June 5, 2001, General Dynamics acquired substantially all of the assets of Galaxy Aerospace Company LP. Pursuant to the purchase agreement, the selling parties have the contractual right to receive additional payments, up to a maximum of approximately $300 through December 31, 2006, contingent on the achievement of specific revenue targets. Based on current planned aircraft production rates, the company will not be required to make any future payments under this agreement.

As of October 1, 2006, in connection with orders for 20 Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (both Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transaction. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2008 and totaled $386 as of October 1, 2006, compared with $570 at December 31, 2005. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

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

The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 1, 2006, and October 2, 2005, were as follows:

Nine Months Ended	October 1 2006	October 2 2005
Beginning balance	$202	$199
Warranty expense	53	22
Payments	(40)	(30)
Adjustments*	8	8
Ending balance	$223	$199

*	Represents warranty liabilities assumed in connection with acquisitions and foreign exchange translation adjustments.

M.	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and nine-month periods ended October 1, 2006, and October 2, 2005, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 1 2006	October 2 2005	October 1 2006	October 2 2005
Service cost	$68	$59	$4	$4
Interest cost	104	100	16	17
Expected return on plan assets	(136)	(135)	(6)	(6)
Recognized net actuarial loss	7	1	2	2
Amortization of prior service cost	(1)	(1)	—	—
Net periodic cost	$42	$24	$16	$17

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	October 1 2006	October 2 2005	October 1 2006	October 2 2005
Service cost	$204	$177	$14	$12
Interest cost	312	300	50	51
Expected return on plan assets	(407)	(405)	(20)	(20)
Recognized net actuarial loss	20	3	8	8
Amortization of prior service cost	(3)	(3)	1	—
Amortization of unrecognized transition obligation	—	—	1	1
Net periodic cost	$126	$72	$54	$52

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

As of October 1, 2006, the Consolidated Balance Sheet also included pretax additional minimum pension liabilities of $150 related to certain of its defined benefit pension plans. This liability is charged directly to accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheet. Additional minimum pension liability is calculated on a plan-by-plan basis, and is required if the accumulated benefit obligation (ABO) of the plan exceeds the fair value of the plan assets and the difference between the ABO and the fair value of plan assets exceeds the plan’s accrued pension liabilities. The ABO is the actuarial present value of benefits attributed to employee services rendered to date excluding assumptions about future compensation levels.

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

Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	October 1 2006	October 2 2005	October 1 2006	October 2 2005
Information Systems and Technology	$2,396	$1,985	$258	$228
Combat Systems	1,365	1,240	164	159
Marine Systems	1,221	1,171	102	52
Aerospace	1,087	906	165	146
Corporate (a)	—	—	(12)	(10)
	$6,069	$5,302	$677	$575

	Net Sales		Operating Earnings
Nine Months Ended	October 1 2006	October 2 2005	October 1 2006	October 2 2005
Information Systems and Technology	$6,526	$5,750	$710	$650
Combat Systems	4,178	3,415	483	386
Marine Systems	3,762	3,559	291	166
Aerospace	3,083	2,487	476	372
Corporate (a)	—	—	(38)	(7)
	$17,549	$15,211	$1,922	$1,567

	Identifiable Assets
	October 1 2006	December 31 2005
Information Systems and Technology	$9,611	$7,095
Combat Systems	5,816	5,452
Marine Systems	2,305	2,202
Aerospace	2,798	2,655
Corporate (b)	1,047	2,239
	$21,577	$19,643

(a)	Includes stock option expense and a portion of the operating results of the company’s commercial pension plans.

(b)	Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

O.	Condensed Consolidating Financial Statements

The fixed-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of October 1, 2006, and December 31, 2005, for the balance sheet, as well as the statements of earnings and cash flows for the three- and nine-month periods ended October 1, 2006, and October 2, 2005.

Condensed Consolidating Statement of Earnings

Three Months Ended October 1, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$5,342	$727	$—	$6,069
Cost of sales	—	4,423	598	—	5,021
General and administrative expenses	12	318	41	—	371
Operating Earnings	(12)	601	88	—	677
Interest expense	(40)	—	(2)	—	(42)
Interest income	—	—	8	—	8
Other, net	—	—	1	—	1
Earnings from Continuing Operations before Income Taxes	(52)	601	95	—	644
Provision for income taxes	9	179	16	—	204
Discontinued operations, net of tax	—	(2)	—	—	(2)
Equity in net earnings of subsidiaries	499	—	—	(499)	—
Net Earnings	$438	$420	$79	$(499)	$438

Three Months Ended October 2, 2005
Net Sales	$—	$4,562	$740	$—	$5,302
Cost of sales	10	3,786	614	—	4,410
General and administrative expenses	—	278	39	—	317
Operating Earnings	(10)	498	87	—	575
Interest expense	(34)	—	(3)	—	(37)
Interest income	5	—	2	—	7
Other, net	(11)	2	5	—	(4)
Earnings from Continuing Operations before Income Taxes	(50)	500	91	—	541
Provision for income taxes	14	141	22	—	177
Discontinued operations, net of tax	—	10	—	—	10
Equity in net earnings of subsidiaries	438	—	—	(438)	—
Net Earnings	$374	$369	$69	$(438)	$374

Condensed Consolidating Statement of Earnings

Nine Months Ended October 1, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$15,245	$2,304	$—	$17,549
Cost of sales	1	12,596	1,911	—	14,508
General and administrative expenses	37	957	125	—	1,119
Operating Earnings	(38)	1,692	268	—	1,922
Interest expense	(108)	(2)	(8)	—	(118)
Interest income	22	1	21	—	44
Other, net	—	1	2	—	3
Earnings from Continuing Operations before Income Taxes	(124)	1,692	283	—	1,851
Provision for income taxes	(30)	552	82	—	604
Discontinued operations, net of tax	—	201	—	—	201
Equity in net earnings of subsidiaries	1,542	—	—	(1,542)	—
Net Earnings	$1,448	$1,341	$201	$(1,542)	$1,448

Nine Months Ended October 2, 2005
Net Sales	$—	$13,196	$2,015	$—	$15,211
Cost of sales	7	10,994	1,702	—	12,703
General and administrative expenses	—	826	115	—	941
Operating Earnings	(7)	1,376	198	—	1,567
Interest expense	(96)	(3)	(14)	—	(113)
Interest income	11	—	9	—	20
Other, net	(8)	(4)	8	—	(4)
Earnings from Continuing Operations before Income Taxes	(100)	1,369	201	—	1,470
Provision for income taxes	(89)	438	71	—	420
Discontinued operations, net of tax	—	5	—	—	5
Equity in net earnings of subsidiaries	1,066	—	—	(1,066)	—
Net Earnings	$1,055	$936	$130	$(1,066)	$1,055

Condensed Consolidating Balance Sheet

October 1, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$130	$—	$833	$—	$963
Accounts receivable	—	1,475	669	—	2,144
Contracts in process	375	2,952	494	—	3,821
Inventories
Work in process	—	710	30	—	740
Raw materials	—	600	24	—	624
Pre-owned aircraft	—	32	—	—	32
Other	—	13	—	—	13
Assets of discontinued operations	—	145	—	—	145
Other current assets	142	66	324	—	532
Total Current Assets	647	5,993	2,374	—	9,014
Noncurrent Assets:
Property, plant and equipment	187	3,371	554	—	4,112
Accumulated depreciation, depletion & amortization of PP&E	(35)	(1,659)	(290)	—	(1,984)
Intangible assets and goodwill	—	8,802	1,538	—	10,340
Accumulated amortization of intangible assets	—	(445)	(86)	—	(531)
Other assets	42	486	98	—	626
Investment in subsidiaries	15,574	—	—	(15,574)	—
Total Noncurrent Assets	15,768	10,555	1,814	(15,574)	12,563
	$16,415	$16,548	$4,188	$(15,574)	$21,577
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$322	$6	$1	$—	$329
Liabilities of discontinued operations	—	151	—	—	151
Other current liabilities	652	4,334	2,060	—	7,046
Total Current Liabilities	974	4,491	2,061	—	7,526
Noncurrent Liabilities:
Long-term debt	2,596	28	154	—	2,778
Other liabilities	180	1,436	185	—	1,801
Total Noncurrent Liabilities	2,776	1,464	339	—	4,579
Shareholders’ Equity:
Common stock, including surplus	1,300	6,076	1,155	(7,231)	1,300
Other shareholders’ equity	11,365	4,517	633	(8,343)	8,172
Total Shareholders’ Equity	12,665	10,593	1,788	(15,574)	9,472
	$16,415	$16,548	$4,188	$(15,574)	$21,577

Condensed Consolidating Balance Sheet

December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,563	$—	$768	$—	$2,331
Accounts receivable	—	1,212	792	—	2,004
Contracts in process	58	2,576	442	—	3,076
Inventories
Work in process	—	683	18	—	701
Raw materials	—	477	28	—	505
Pre-owned aircraft	—	69	—	—	69
Other	—	18	—	—	18
Assets of discontinued operations	—	283	—	—	283
Other current assets	149	113	143	—	405
Total Current Assets	1,770	5,431	2,191	—	9,392
Noncurrent Assets:
Property, plant and equipment	141	3,181	516	—	3,838
Accumulated depreciation, depletion & amortization of PP&E	(30)	(1,516)	(264)	—	(1,810)
Intangible assets and goodwill	—	6,537	1,486	—	8,023
Accumulated amortization of intangible assets	—	(370)	(69)	—	(439)
Other assets	64	476	99	—	639
Investment in subsidiaries	14,698	—	—	(14,698)	—
Total Noncurrent Assets	14,873	8,308	1,768	(14,698)	10,251
	$16,643	$13,739	$3,959	$(14,698)	$19,643
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$6	$3	$—	$509
Liabilities of discontinued operations	—	207	—	—	207
Other current liabilities	228	4,189	1,920	—	6,337
Total Current Liabilities	728	4,402	1,923	—	7,053
Noncurrent Liabilities:
Long-term debt	2,596	28	154	—	2,778
Other liabilities	253	1,216	198	—	1,667
Total Noncurrent Liabilities	2,849	1,244	352	—	4,445
Shareholders’ Equity:
Common stock, including surplus	1,127	6,142	1,136	(7,278)	1,127
Other shareholders’ equity	11,939	1,951	548	(7,420)	7,018
Total Shareholders’ Equity	13,066	8,093	1,684	(14,698)	8,145
	$16,643	$13,739	$3,959	$(14,698)	$19,643

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 1, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(143)	$1,104	$366	$—	$1,327
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2)	(2,316)	—	—	(2,318)
Proceeds from sale of assets, net	—	327	—	—	327
Other, net	(7)	(185)	(205)	—	(397)
Net Cash Used by Investing Activities	(9)	(2,174)	(205)	—	(2,388)
Cash Flows from Financing Activities:
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Net proceeds from commercial paper	319	—	—	—	319
Other, net	(124)	—	(2)	—	(126)
Net Cash Used by Financing Activities	(305)	—	(2)	—	(307)
Cash sweep by parent	(976)	1,070	(94)	—	—
Net Decrease in Cash and Equivalents	(1,433)	—	65	—	(1,368)
Cash and Equivalents at Beginning of Period	1,563	—	768	—	2,331
Cash and Equivalents at End of Period	$130	$—	$833	$—	$963

Nine Months Ended October 2, 2005
Net Cash Provided by Operating Activities	$(83)	$972	$267	$—	$1,156
Cash Flows from Investing Activities:
Proceeds from sale of assets, net	—	361	1	—	362
Business acquisitions, net of cash acquired	—	(277)	—	—	(277)
Other, net	(4)	(126)	(27)	—	(157)
Net Cash Used by Investing Activities	(4)	(42)	(26)	—	(72)
Cash Flows from Financing Activities:
Dividends paid	(232)	—	—	—	(232)
Purchases of common stock	(200)	—	—	—	(200)
Other, net	127	—	(1)	—	126
Net Cash Used by Financing Activities	(305)	—	(1)	—	(306)
Cash sweep by parent	977	(930)	(47)	—	—
Net Increase in Cash and Equivalents	585	—	193	—	778
Cash and Equivalents at Beginning of Period	423	—	553	—	976
Cash and Equivalents at End of Period	$1,008	$—	$746	$—	$1,754

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

Results of Operations

Consolidated Overview

General Dynamics’ net sales for the third quarter of 2006 increased 14 percent over the third quarter of 2005 from $5.3 billion to $6.1 billion. Net sales grew 15 percent to $17.5 billion for the nine-month period ended October 1, 2006, compared with $15.2 billion in the same period in 2005. Each of the company’s business groups contributed to the sales growth in the third quarter and year-to-date in 2006. The principal drivers of the strong sales growth in 2006 were acquisitions in Information Systems and Technology; increased demand for the company’s combat vehicle, armament and munitions products in Combat Systems; early-stage ship construction programs in Marine Systems; and continued increases in new aircraft deliveries in Aerospace.

Operating earnings rose to $677 in the third quarter of 2006, an increase of 18 percent over the $575 reported in the third quarter of 2005. For the first nine months of 2006, operating earnings were up 23 percent to $1.9 billion compared with $1.6 billion in the same period in 2005. The increased volume across all business groups and significant performance improvements in the Marine Systems group drove the earnings growth in 2006.

The company continued to deliver strong operating margins in the third quarter and first nine months of 2006, reflecting the company’s emphasis on performance improvement. Operating margins exceeded 11 percent in the third quarter of 2006, reaching 11.2 percent – a 40 basis point increase over the third quarter of 2005. The company’s margins improved year-over-year for the sixth consecutive quarter. Year-to-date margins were 11.0 percent compared with 10.3 percent in 2005. General and administrative (G&A) expenses as a percentage of net sales in the first nine months of 2006 were 6.4 percent compared with 6.2 percent in the same period of 2005. The company expects G&A expenses as a percent of sales for the full-year 2006 to approximate the full-year 2005 rate of 6.2 percent.

General Dynamics continued to generate strong cash flow from operations in the first nine months of 2006. Net cash provided by operating activities was $1.3 billion, compared with $1.2 billion in the same period in 2005. The company also generated approximately $310 in the first nine months of 2006 and $320 in the same period in 2005 from the sale of non-core businesses. The company used cash to fund acquisitions and capital expenditures, repurchase its common stock and pay dividends. The company’s net debt – debt less cash and equivalents and short-term investments – has increased only $426 since the third quarter of 2005 after taking into account $2.3 billion of acquisitions, $233 of share repurchases and $348 of dividends during the past 12 months.

The company’s effective tax rate for the nine-month period ended October 1, 2006, was 32.6 percent compared with 28.6 percent in the same period in 2005. The effective tax rate for the first nine months of 2005 was impacted favorably by the resolution of the company’s 1999-2002 federal income tax audit during the first quarter. This settlement resulted in a $66, or $0.16 per-share, non-cash benefit, which reduced the company’s effective tax rate for the first nine months of 2005 by 4.5 percent. Excluding the effect of the potential resolution of tax matters related to prior years, the company expects the effective tax rate for the full-year 2006 to be between 32 and 33 percent. For additional discussion of tax matters, see Note K to the unaudited Consolidated Financial Statements.

The company completed the sale of its aggregates operation in the second quarter of 2006. The company received approximately $310 in cash from the sale of this business and recognized an after-tax gain of approximately $220 in discontinued operations. In addition, the company has taken steps to sell its coal mining operation. With the sale of the aggregates business and the expected sale of the coal business within the next year, the operations previously reported as Resources have been reclassified to discontinued operations. The company’s reported net sales exclude the revenues associated with these businesses, and their operating results for the first nine months of 2006 and 2005 have been included in discontinued operations, net of income taxes. For additional discussion of the company’s divestiture activities and the results of discontinued operations, see Note C to the unaudited Consolidated Financial Statements.

The company’s total backlog increased 5 percent to $44.4 billion as of October 1, 2006, compared with $42.4 billion at July 2, 2006. Funded backlog grew 4 percent during the third quarter to $31.7 billion. The total backlog in the Aerospace group reached a new high of $8.8 billion at October 1, 2006, as orders continued at a record pace. The total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts. The company’s potential value of these contracts, which may be realized over the next 15 years, increased 8 percent to $9.5 billion in the third quarter of 2006.

Information Systems and Technology

Three Months Ended	October 1 2006	October 2 2005	Variance
Net sales	$2,396	$1,985	$411	21%
Operating earnings	258	228	30	13%
Operating margin	10.8%	11.5%

Nine Months Ended	October 1 2006	October 2 2005	Variance
Net sales	$6,526	$5,750	$776	13%
Operating earnings	710	650	60	9%
Operating margin	10.9%	11.3%

The Information Systems and Technology group’s net sales and earnings grew significantly in the third quarter of 2006 compared with the third quarter of 2005, largely the result of volume from businesses acquired within the last year. The group continued to experience growing demand for wireless networks and higher activity on its Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2) program and Canadian Maritime Helicopter Project (MHP). These increases in the quarter were offset by an anticipated decline in activity on the United Kingdom’s BOWMAN program as the contract transitions from the production and installation phase to maintenance and long-term support activities. Under the ICE2 program, the company supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide. On MHP, the company provides the integrated mission systems for Canada’s new maritime helicopter. BOWMAN is the secure digital voice and data communications system for the U.K. armed forces.

In the first nine months of 2006, volume from acquisitions was the primary driver of the group’s sales and earnings growth over 2005. The group’s command-and-control and communications systems business and network infrastructure and information technology (IT) services business have generated modest organic sales growth to date in 2006. Delays in new program starts and a transition from production-phase programs to development-phase programs have slowed the group’s growth in 2006 after four years of double-digit organic growth.

Information Systems and Technology’s operating margins have declined in 2006 compared with 2005, though the group continues to produce double-digit margins. The group’s margins have been impacted by the addition of the lower-margin service-based contract mix from acquired businesses as well as a shift in contract mix from full-scale production programs to large new cost-reimbursement development programs.

On June 8, 2006, the company acquired Anteon International Corporation (Anteon) of Fairfax, Virginia. Anteon is a leading systems integration company that provides mission, operational and IT enterprise support to the U.S. government. On January 18, 2006, the company acquired FC Business Systems, Inc. (FCBS), of Fairfax, Virginia. FCBS provides a broad spectrum of engineering and IT services to government customers. Anteon and FCBS are included in the group’s network infrastructure and IT services business.

The company expects sales growth in excess of 15 percent in the Information Systems and Technology group for the full-year 2006 compared with 2005, including the effect of acquisitions. The company expects the group’s margins to remain in the low-double-digit range, albeit down slightly from the full-year 2005.

Combat Systems

Three Months Ended	October 1 2006	October 2 2005	Variance
Net sales	$1,365	$1,240	$125	10%
Operating earnings	164	159	5	3%
Operating margin	12.0%	12.8%

Nine Months Ended	October 1 2006	October 2 2005	Variance
Net sales	$4,178	$3,415	$763	22%
Operating earnings	483	386	97	25%
Operating margin	11.6%	11.3%

The Combat Systems group’s net sales and operating earnings increased in the third quarter of 2006 compared with the same quarter in 2005 due primarily to volume in the group’s armaments and munitions businesses. The group experienced continued strong demand for systems that help protect U.S. combat forces, and activity increased on the small-caliber ammunition contract that was awarded to the company in late 2005. Volume from the group’s European combat vehicle programs, including the Leopard battle tank and the Piranha light armored vehicle (LAV), also drove the sales growth in the quarter. This growth was offset in part by a decline in volume on the U.S. Army’s Stryker wheeled combat vehicle program. The group continued to generate strong operating margins in 2006. While operating margins in the third quarter were down from the year-ago period, the group’s margins have increased sequentially in each quarter of 2006. The third quarter 2005 margins were unusually high due to program delays in the first half of 2005 that pushed activity into the second half of the year.

Combat Systems’ net sales and operating earnings increased significantly in the first nine months of 2006 compared with the same period in 2005. Higher production and delivery of vehicles under the Stryker program and increased demand in the group’s armaments business for systems that help protect U.S. combat forces contributed over half the sales growth in 2006. The sales and earnings growth was also driven by volume on the group’s small caliber ammunition contract and increased activity on several combat vehicle programs, including the Army’s Future Combat Systems modernization program, the U.S. Marine Corps’ Expeditionary Fighting Vehicle (EFV) program and the Leopard tank program. The group’s year-to-date 2006 operating margins increased 30 basis points over 2005 as a result of improved performance across the group, particularly in the armaments and munitions businesses.

On July 7, 2006, the company acquired Chamberlain Manufacturing Corporation’s Scranton, Pennsylvania, operation (Scranton Operation). The Scranton Operation, a supplier of large-caliber projectile metal parts to the U.S. government, is included in the group’s munitions business. The sales and earnings of the Scranton Operation did not have a significant impact on the group’s third quarter results.

The company expects substantial sales growth in the Combat Systems group in the fourth quarter of 2006 over the third quarter volume, particularly in the group’s international business. For the full-year 2006, the company expects sales growth of approximately 17 percent over 2005 with operating margins consistent with the average margins achieved in 2005.

Marine Systems

Three Months Ended	October 1 2006	October 2 2005	Variance
Net sales	$1,221	$1,171	$50	4%
Operating earnings	102	52	50	96%
Operating margin	8.4%	4.4%

Nine Months Ended	October 1 2006	October 2 2005	Variance
Net sales	$3,762	$3,559	$203	6%
Operating earnings	291	166	125	75%
Operating margin	7.7%	4.7%

The Marine Systems group generated steady sales growth in the third quarter and first nine months of 2006 over the same periods in 2005. Volume increased on several early-stage design and production contracts for the U.S. Navy, including the T-AKE combat logistics ship, the Virginia-class submarine, the Littoral Combat Ship (LCS), and the DDG 1000 next-generation destroyer. Ships two, three and four of the current nine-ship T-AKE contract are currently under construction. The first ship under contract was delivered to the Navy on June 20. On the Virginia-class program the group is scheduled to deliver the third and fourth ships of the cost-reimbursable Block I contract in the fourth quarter of 2006 and the first quarter of 2008, respectively, and construction is in process for the first four ships of the fixed-price Block II contract. The growth on these programs was offset in part by declining activity on the SSGN submarine conversion program and the completion of the group’s four-ship commercial tanker contract.

Operating earnings and margins improved significantly for both the third quarter and first nine months of 2006 compared with the same periods in 2005. In the third quarter of 2006, the group’s operating margins exceeded 7 percent for the fourth consecutive quarter. The improvement in the group’s operating earnings and margins over 2005 resulted from three principal drivers:

•	elimination of losses on the group’s commercial tanker program,

•	improved performance in the group’s submarine repair and overhaul business and

•	improved performance on the group’s DDG-51 destroyer program.

In 2005 the group’s operating earnings and margins were negatively impacted by $50 in losses on the company’s contract to build four double-hull oil tankers. The second and third ships were delivered in 2005 and the final ship was delivered in the third quarter of 2006. Favorable labor-hour performance on the completion of the tanker contract and the final settlement of the contract with the customer also contributed to the improved earnings in 2006.

In addition, in the first half of 2005, the group recorded losses totaling approximately $20 on two submarine maintenance and overhaul contracts. These losses resulted from customer-requested change orders that the group fulfilled prior to securing adequate contract protection. The company does not expect to have this type of exposure on future contracts, and performance in the group’s overhaul and repair business improved considerably in the first nine months of 2006.

The group has also continued to generate labor-hour efficiencies and cost savings on its Arleigh Burke-class destroyer construction program, which has increased the profitability of that contract in 2006. The group has seven ships remaining under contract with deliveries scheduled through 2011.

The group experienced cost growth in 2005 on the Navy’s T-AKE program primarily from engineering- and design-related changes imposed by the customer. The company has submitted a formal request for equitable adjustment with the customer seeking almost $600 of additional contract payments for the rework effort and scope growth caused by these changes. The company is recording revenue at a break-even level based on the assumed recovery of a portion of this claim (see Note G to the unaudited Consolidated Financial Statements). The company is in the process of substantiating to the Navy its entitlement to contractual relief and expects the resolution of this matter by early 2007. The first T-AKE was delivered in the second quarter of 2006 and as of October 1, 2006, the second, third and fourth ships were 91, 67 and 30 percent complete, respectively.

The company expects mid-single-digit sales growth in the Marine Systems group for the full-year 2006 over 2005 with operating margins in the range of 7 to 7.5 percent.

Aerospace

Three Months Ended	October 1 2006	October 2 2005	Variance
Net sales	$1,087	$906	$181	20%
Operating earnings	165	146	19	13%
Operating margin	15.2%	16.1%
Aircraft deliveries (in units):
Green	29	24
Completion	26	22

Nine Months Ended	October 1 2006	October 2 2005	Variance
Net sales	$3,083	$2,487	$596	24%
Operating earnings	476	372	104	28%
Operating margin	15.4%	15.0%
Aircraft deliveries (in units):
Green	83	65
Completion	75	59

The Aerospace group continued to experience substantial sales growth in the third quarter of 2006, generating net sales in excess of $1 billion for the second consecutive quarter. Higher new-aircraft deliveries drove the increase in net sales in the three- and nine-month periods ended October 1, 2006, compared with the same periods in 2005. In the third quarter of 2006, the group delivered 5 additional green aircraft and 4 additional completions, increases of 21 and 18 percent, respectively. In the first nine months of 2006, green deliveries increased by 18 units, or 28 percent, and completions were up by 16 units, a 27 percent increase, compared with 2005. Aircraft-services volume also increased in the third quarter and first nine months of 2006. Pre-owned aircraft sales in the third quarter of 2006 were consistent with 2005, but were up 55 percent year-to-date over 2005 due to higher levels of customer trade-ins in connection with the increased new-aircraft sales.

Operating earnings increased in the third quarter of 2006 over the same quarter in 2005 due to the increase in new-aircraft sales volume. However, the group’s operating margins decreased from the third quarter of 2005 for two primary reasons – a shift in the mix of deliveries in the quarter to include more lower-margin, mid-size aircraft and increased product-development spending. Operating earnings and margins increased in the first nine months of 2006 compared with 2005 as a result of the increased volume, higher margins on pre-owned aircraft sales and moderate pricing improvements in new-aircraft sales. The year-to-date growth in operating earnings was offset in part by increased research and development spending and a less favorable mix of aircraft deliveries. In the first nine months of 2006, 12 of the 18 additional green deliveries were mid-size aircraft.

The company expects continued strong sales growth in the Aerospace group in the fourth quarter based on the group’s delivery schedule, which is sold out through 2006 and most of 2007. The company expects operating margins in the group to decrease slightly based on the mix of both green deliveries and completions and a sustained increase in product-development spending. (See Notes H and L to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Corporate

Three Months Ended	October 1 2006	October 2 2005	Variance
Operating expense	(12)	(10)	(2)

Nine Months Ended	October 1 2006	October 2 2005	Variance
Operating expense	(38)	(7)	(31)

Corporate results consist primarily of compensation expense for stock options and a portion of the earnings from the company’s commercial pension plan. The company began expensing stock options on January 1, 2006. (See Note D to the unaudited Consolidated Financial Statements for additional information regarding the company’s stock options.)

In the second quarter of 2006, the company completed the sale of its aggregates business, as discussed in Note C to the Consolidated Financial Statements. In addition, the company has taken steps to sell its coal mining operation. With the sale of the aggregates business and the expected sale of the coal business, the operations previously identified for reporting purposes as Resources have been reclassified to discontinued operations.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the third and second quarters of 2006:

October 1, 2006	Funded	Unfunded	Total Backlog	IDIQ Contract Value	Total Estimated Contract Value
Information Systems and Technology	$7,344	$2,649	$9,993	$8,444	$18,437
Combat Systems	9,213	1,985	11,198	1,073	12,271
Marine Systems	8,640	5,751	14,391	—	14,391
Aerospace	6,500	2,329	8,829	—	8,829
Total	$31,697	$12,714	$44,411	$9,517	$53,928

July 2, 2006
Information Systems and Technology	$7,125	$2,430	$9,555	$7,659	$17,214
Combat Systems	8,314	2,125	10,439	1,190	11,629
Marine Systems	8,803	5,162	13,965	—	13,965
Aerospace	6,294	2,182	8,476	—	8,476
Total	$30,536	$11,899	$42,435	$8,849	$51,284

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

Net orders received during the third quarter of 2006 were $7.8 billion. This included over $2.8 billion of order activity in the Information Systems and Technology group. The company received several notable contract awards during the third quarter of 2006.

Information Systems and Technology awards included the following:

•	Over $300 in orders on its ICE2 program. These orders bring the total funded value under the program to date to $1.5 billion.

•	Two contracts worth a combined $130 to support the Joint Network Node (JNN) program. Under JNN, the company is installing and deploying a tactical communication network for the Army.

•	An order worth approximately $190 on the group’s Joint Tactical Radio System (JTRS) handheld/manpack/small form fit radio (HMS) development contract.

In addition, the Information Systems and Technology group was awarded one of six World-Wide Satellite Systems (WWSS) prime contracts to provide a family of military satellite communications terminals under a five-year IDIQ program worth up to $5 billion. The program is intended to support federal communications missions, including disaster relief and homeland security efforts.

Combat Systems awards included the following:

•	A contract with the Army worth approximately $130 for the production of reactive armor tile sets for the Bradley Fighting Vehicle System. The total potential contract value is $245 if all options are exercised.

•	A contract with the Army worth $135 to upgrade 60 M1A2 Abrams main battle tanks to the System Enhancement Package (SEP) configuration. Through this program, the company retrofits M1A2 tanks with improved electronics, command-and-control capabilities and armor enhancements that are designed to improve the tank’s effectiveness. The contract includes an option worth $145 to upgrade an additional 60 M1A2 tanks.

•	An order from the Army worth approximately $110 for the refurbishment of 155 M1A1 tanks through the Abrams Integrated Management (AIM) process. Under the AIM program, M1A1 Abrams tanks are completely disassembled and overhauled to a like-new condition.

•	A contract modification from the Army valued at approximately $190 for small caliber ammunition, extending the contract awarded in the third quarter of 2005 through 2007 and increasing the contract value to approximately $380.

•	Orders worth $155 from the Army for 109 Stryker wheeled combat vehicles, bringing the cumulative number of vehicles ordered to almost 2,600.

Marine Systems awards included the following:

•	A contract worth $1 billion with U.S. Shipping Partners, L.P. for the construction of nine product carrier tankers. The contract includes options for five additional ships, which will be added to the backlog when exercised.

•	A contract with the Navy worth approximately $115 to begin the detailed design for the DDG 1000 Zumwalt-class destroyer. The total value of this effort including contract options is over $300. This program was formerly known as the DD(X) destroyer program.

The company has also received several significant contract awards since the end of the third quarter, including a U.S. Marine Corps award to the Combat Systems group worth approximately $190 for 151 eight-wheeled Light Armored Vehicles in various configurations. This award modifies a contract previously awarded in 2006 and brings the total contract value to over $300.

Aerospace

The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of options to purchase new aircraft and agreements to provide future aircraft maintenance and support services.

The Aerospace group experienced substantial order activity in the third quarter of 2006, increasing its backlog to a new record level for the second consecutive quarter. A significant portion of the Aerospace backlog is with NetJets Inc. (NetJets), a unit of Berkshire Hathaway and the leader in the fractional aircraft market. NetJets purchases the aircraft for use in its fractional ownership program. As of the end of the third quarter of 2006, backlog with NetJets for all aircraft types represented 12 percent of the Aerospace funded backlog and 91 percent of the Aerospace unfunded backlog, compared with 32 percent and 90 percent, respectively, at the end of the third quarter of 2005.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the nine-month period ended October 1, 2006. Net cash provided by operating activities was $1.3 billion in the first nine months of 2006, compared with $1.2 billion in the same period in 2005. Earnings from continuing operations was the principal driver of the company’s cash flows from operations in the first nine months of both years.

Free cash flow from operations for the first nine months of 2006 was $1.1 billion versus $989 for the same period in 2005. Management defines free cash flow from operations as net cash provided by operating activities less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for capital deployment purposes, including repaying maturing debt, funding business acquisitions, repurchasing the company’s outstanding shares and paying dividends. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Nine Months Ended	October 1 2006	October 2 2005
Net cash provided by operating activities	$1,327	$1,156
Capital expenditures	(211)	(167)
Free cash flow from operations	$1,116	$989
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	106%	110%
Free cash flow from operations	89%	94%

With free cash flow from operations projected to approximate earnings from continuing operations for the full-year 2006, General Dynamics expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

The company ended the third quarter of 2006 with a cash balance of $963 compared with $2.3 billion at the end of 2005. A significant portion of the company’s cash balance as of October 1, 2006, represents advance payments against some of the company’s non-U.S. contracts. The company intends to use this cash to fund the operations of its non-U.S. subsidiaries in the fulfillment of these contracts.

As discussed further in Note L to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.3 billion at October 1, 2006. If this were the outcome, the government contends the company would owe approximately $1.3 billion. The company’s after-tax cash obligation would be approximately $650. The company believes that it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Net cash used by investing activities was $2.4 billion for the nine-month period ended October 1, 2006, compared with $72 in the same period in 2005. In the first nine months of 2006, the company acquired Anteon, FCBS and the Scranton Operation for an aggregate of $2.3 billion in cash. The company used cash on hand and commercial paper to fund these acquisitions. As a condition of the

Anteon acquisition, the company divested several of Anteon’s program management and engineering services contracts. The company received approximately $160 of after-tax proceeds from the sale of these contracts, resulting in a net purchase price of approximately $2.1 billion. The company also sold its aggregates business for approximately $310 in cash in the second quarter of 2006. In the first nine months of 2005, the company completed the sales of several small, non-core businesses, generating a total of approximately $320 in cash.

In the first quarter of 2006, the company entered into a definitive agreement to acquire SNC Technologies Inc. (SNC) for approximately $275. SNC is an ammunition system integrator that supplies small-, medium- and large-caliber ammunition and related products to armed forces and law enforcement agencies in North America and around the world. The company intends to finance this acquisition with cash on hand and expects the transaction to close in the fourth quarter of 2006.

Financing Activities

Financing activities used net cash of $307 in the first nine months of 2006 and $306 in the same period in 2005. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock.

In the first nine months of 2006, the company repaid $500 of its fixed-rate debt on the scheduled maturity date. During the same nine-month period, the company received net proceeds of $319 from the issuance of commercial paper to fund the Anteon acquisition. The company does not have any significant scheduled debt repayments until 2008.

On March 1, 2006, the company’s board of directors declared an increased regular quarterly dividend of $0.23 per share – the ninth consecutive annual increase. The board had previously increased the regular quarterly dividend to $0.20 per share in March 2005.

In the first nine months of 2006, the company repurchased approximately 1.2 million shares at an average price of about $63 per share. In the first nine months of 2005, the company repurchased approximately 3.9 million shares at an average price of about $51 per share. On June 7, 2006, the company’s board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding common stock on the open market. Including this authorization, the company has approximately 11.2 million remaining shares – 3 percent of the total shares outstanding – authorized for repurchase as of October 1, 2006.

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

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, claims for unanticipated contract costs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in the company’s critical accounting policies during the third quarter of 2006.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by setting forth the required methodology for recognizing income tax contingencies in the financial statements. FIN 48 is effective in the first quarter of 2007. The company is currently analyzing the expected impact of adoption of this Interpretation on its financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles. SFAS 157 also expands the required disclosures regarding fair value measurements. SFAS 157 is effective in the first quarter of 2008. The company does not expect the adoption of SFAS 157 to have a material effect on its results of operations, financial condition or cash flows.

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). SFAS 158 requires companies to recognize an asset or liability in the balance sheet for the full overfunded or underfunded status of their defined benefit post-retirement plans. The additional charge or benefit associated with recognizing the full funded status of these plans on the balance sheet is recorded directly to accumulated other comprehensive income in shareholders’ equity on the balance sheet. SFAS 158 does not change the measurement or reporting of periodic pension or post-retirement benefit cost. SFAS 158 is effective for the company’s December 31, 2006 balance sheet. The company is currently analyzing the expected impact of adoption of this Statement on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of October 1, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of October 1, 2006, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended October 1, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

ITEM 6. EXHIBITS

10.1	2006 Compensation Arrangements for Named Executive Officers

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: November 2, 2006