Form 10-K
period 2006-12-31
GENERAL DYNAMICS CORP
filed 2007-02-23
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $24,041,881,529 as of June 30, 2006 (based on the closing price of the shares on the New York Stock Exchange).

405,728,088 shares of the registrant’s common stock were outstanding at January 28, 2007.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2007 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

2    General Dynamics 2006 Annual Report

(Dollars in millions, unless otherwise noted)

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

General Dynamics is a market leader in business aviation; land and expeditionary combat vehicles and systems, armaments, and munitions; shipbuilding and marine systems; and mission-critical information systems and technologies. Incorporated in Delaware, the company employs approximately 81,000 people and has a global presence.

Formed in 1952 through the combination of Electric Boat Company, Consolidated Vultee (CONVAIR) and other companies, General Dynamics grew internally and through acquisitions until the early 1990s, when it sold nearly all of its divisions except Electric Boat and Land Systems. Beginning in 1995, the company expanded those two core defense businesses by purchasing other shipyards and combat vehicle-related businesses. In 1997, to reach a new, expanding market, General Dynamics began acquiring companies with expertise in information technology products and services, particularly in the command, control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) arena. In 1999, the company purchased Gulfstream Aerospace Corporation, a business-jet aircraft and aviation support-services company. Over the past 10 years, General Dynamics has acquired and successfully integrated 43 businesses, including three in 2006.

General Dynamics focuses on creating shareholder value while delivering superior products and services to military, other government and commercial customers. The company emphasizes excellence in program management and continual improvement in all of its operations. General Dynamics values ethical behavior and promotes a culture of integrity throughout all aspects of its business. This culture is evident in how the company deals with shareholders, employees, customers, partners and the communities in which it operates.

General Dynamics has four business groups – Aerospace, Combat Systems, Marine Systems and Information Systems and Technology.

AEROSPACE

The Aerospace group designs, develops, manufactures and services a comprehensive offering of advanced business-jet aircraft. The Aerospace group has a strong reputation for superior aircraft design, safety, quality and reliability; technologically advanced onboard systems; and industry-leading, award-winning product support.

The group’s product line includes six aircraft, offering a wide range of price and performance options to business-jet customers. Corporations, private individuals and government users rely on these aircraft to fulfill a wide range of requirements. With this choice of range, speed and cabin dimensions, the group competes effectively in the mid-size to ultra-long-range market sectors.

General Dynamics 2006 Annual Report    3

Four of the group’s aircraft – the Gulfstream G350, G450, G500 and G550 – as well as the out-of-production GV, share the same pilot-type rating. This results in significant savings for multiple-aircraft fleet operators in training and maintenance costs, as well as enhanced safety in the operation of the aircraft.

In 2006, the Aerospace group continued to distinguish its products and services from its competition. The company brought into service its newest business-jet aircraft, the mid-size, high-speed G150, replacing the G100. The G150 offers an entirely new cabin design – a wider fuselage and space for larger seats – that can accommodate up to eight passengers.

In March, General Dynamics announced the Aerospace group’s most comprehensive infrastructure renewal program since Gulfstream’s inception in 1958. This seven-year effort includes a new service center more than twice as large as the current facility; a unique sales and design center to help guide customers through the aircraft purchase and interior-design selection process; expansion of the existing manufacturing facilities; a new engineering building; and new paint hangars.

To ensure its continued leadership in the business-aviation industry, the Aerospace group is committed to ongoing investment in research and development (R&D). Investments in innovative designs occur across a range of capabilities in aerodynamics; cockpit design and layout; and fuel, electrical and weight efficiencies. These continue to enhance Gulfstream’s reputation and lead to ongoing new-product offerings and broader customer choice. To support these efforts, in 2006 the Aerospace group opened the new 100,000-square-foot Gulfstream Research and Development Center. This facility has centralized the group’s R&D efforts in advanced avionics, flight control systems and cabin technologies; enhanced vision systems, including synthetic vision; and new model concepts. The company is making these investments to enable the Aerospace group to remain a leader in the business-jet aviation industry.

The Aerospace group offers several product enhancements for new aircraft and upgrades for existing planes to ensure new and current customers benefit from the results of these R&D investments. Among them is the ultra-high-speed broadband multi-link (BBML) system, which is available for Gulfstream’s large-cabin business-jet aircraft. This sophisticated technology allows customers to access the Internet at connection speeds similar to those typically found in corporate offices while at altitudes up to 51,000 feet. Gulfstream’s BBML service is up to 10 times faster than other widely used in-flight connections. Videoconferencing and Voice-over-Internet Protocol (VoIP) communications capabilities are available as well. Additionally, the company continues to offer its industry-leading Enhanced Vision System (EVS), a specially designed, forward-looking infrared (FLIR) camera that projects an infrared real-world image on the pilot’s heads-up display (HUD). EVS enables the flight crew to see runway markings, taxiways, adjacent roads and surrounding areas in conditions of low light and reduced visibility, significantly enhancing the safety features of the aircraft.

Customer service remains a key market discriminator for the Aerospace group. In addition to the new service center planned for the group’s headquarters in Savannah, Georgia, the Aerospace group has expanded service support and pre-positioned spare-parts depots in Asia, Europe, the Middle East and Latin America. In January 2007, the group announced the acquisition of WECO Aerospace Systems, a privately held aviation-component overhaul company, to augment the group’s service capabilities. The group’s commitment to product service and support, which has garnered top industry awards for exemplary product support for the past seven years, continues to extend its outstanding record of aircraft safety, reliability and availability.

The company remains a leading provider of aircraft for government special-mission applications, including executive transportation, aerial reconnaissance, maritime surveillance, weather research and astronaut training. Gulfstream aircraft are ideal for meeting these various mission requirements because of the aircraft’s high-altitude capability, range, endurance, reliability and efficiency. For example, in 2006 the company delivered a Conformal Airborne Early Warning (CAEW) special-mission aircraft to the Israeli Ministry of Defense. This program entailed the most extensive exterior modification on a Gulfstream aircraft to date – including additional structural attachments and an enhanced electrical power system. More than 160 government and special-mission Gulfstream aircraft are in service, completed or on order for 34 nations.

Net sales for the Aerospace group were 17 percent of the company’s consolidated net sales in 2006 and 16 percent in 2005 and 2004. Net sales by major products and services were as follows:

Year Ended December 31	2006	2005	2004
New aircraft	$3,341	$2,730	$2,288
Aircraft services	558	484	446
Pre-owned aircraft	217	219	278
	$4,116	$3,433	$3,012

4    General Dynamics 2006 Annual Report

COMBAT SYSTEMS

General Dynamics’ Combat Systems group is a global leader in producing, supporting and sustaining land and expeditionary combat systems for the U.S. military and its allies. The group supplies, supports and enhances tracked and wheeled combat vehicles and develops new combat systems for the future. Combat Systems’ product lines include:

•	a full spectrum of wheeled armored combat vehicles,

•	tracked main battle tanks and infantry fighting vehicles,

•	guns and ammunition-handling systems,

•	ammunition and ordnance,

•	reactive armor and other protection systems,

•	mobile bridge systems,

•	chemical and biohazard detection products and

•	complex composite components for aerospace systems.

Among Combat Systems’ products, the Stryker family of wheeled combat vehicles continues to be a notable success for the group and its principal customer, the U.S. Army. The Stryker vehicle remains the cornerstone of the Army’s ongoing transformation. In Iraq, the Stryker has provided greater agility to the Army’s tactical operations, while maintaining an operational readiness rate above 95 percent. The Strykers in Iraq perform in harsh environments and at a high operating tempo, requiring the vehicles in the fleet to be driven, on average, nearly 100 miles per day.

The Combat Systems group continued to provide new Stryker variants in 2006, and has now delivered quantities of all 10 Stryker variants, including the Mobile Gun System (MGS) and the Nuclear, Biological and Chemical Reconnaissance vehicle (NBCRV). MGS, the most complex of the Stryker family of vehicles, features a 105mm cannon mounted on the Stryker chassis, greatly expanding the firepower of the Stryker brigades. Other variants include infantry carrier, command-and-control, medical evacuation, fire-support, engineering, anti-tank, mortar carrier and reconnaissance vehicles.

General Dynamics also produces the United States’ main battle tank, the M1 Abrams, which has proven highly effective in ongoing operations in Iraq. The M1A2 SEP tank, with its System Enhancement Package, is the latest, most technologically advanced Abrams configuration. It provides a fully digital platform with an enhanced command-and-control system, second-generation thermal sights and improved armor. In 2006, the group created the Tank Urban Survivability Kit (TUSK) to enhance the tank’s utility and crew survivability in response to the urban warfare scenarios encountered in Operation Iraqi Freedom.

In support of the U.S. Marine Corps, General Dynamics has designed an expeditionary combat system, the Expeditionary Fighting Vehicle (EFV), to replace the service’s current craft. With a breakthrough design that gives the Marines a transformational leap in technology, the EFV can provide sea maneuverability at speeds up to 25 knots while carrying 17 combat-ready Marines, with ground mobility equaling that of the M1 Abrams tank. The fiscal year 2007 Defense Department budget included funding for additional EFV prototypes, and the proposed fiscal year 2008 budget funds continued system development. Pending demonstration of additional system reliability, the company expects the Marine Corps to authorize production of up to 573 vehicles by as early as 2010. The company also provides the Marine Corps with light armored vehicles (LAV), including 150 units delivered this year.

Combat Systems is a leader in the field of high-performance armament systems. The company manufactures weapons carried on most U.S. fighter aircraft, including high-speed Gatling guns and the Hydra-70 (70mm) family of rockets. On the ground, the company is known for the manufacture of superior individual and crew-served weapons. These include the M2 heavy machine gun and the MK19 grenade launcher.

Further, Combat Systems designs and produces a full range of medium-and large-caliber ammunition for U.S. and international customers, as well as shaped-charge warheads, missile-control actuator systems, and precision metal and composite components. The group continues to be the principal “second source” of small-caliber ammunition for the U.S. military and provides demilitarization services for more than 50 types of munitions. These offerings were enhanced by the acquisition of Chamberlain Manufacturing Corporation’s Scranton operation in 2006, and the munitions group of Canadian corporation SNC-Lavalin in January 2007.

The wear and tear on vehicles, weapons and equipment in the U.S. military has been extensive over four years of warfare. The high operational tempo has required the refurbishment of battle-damaged vehicles and the replenishment of ammunition supplies for the U.S. armed forces. Combat Systems is the principal contractor for the maintenance, repair and refit of Abrams tanks and Stryker vehicles. In addition, through an innovative partnership with the Anniston, Alabama, Army Depot, the group’s Abrams Integrated Management (AIM) program refurbishes the oldest M1A1 tanks to a like-new condition using the skills of private and public defense workers.

Internationally, the group is a recognized combat-systems integrator and leading defense-materiel provider. It has manufacturing facilities in Australia, Austria, Canada, Germany, Spain and Switzerland, and has customers in more than 30 countries. Products offered by the group’s European business include light- and medium-weight tracked and wheeled tactical vehicles, amphibious bridge systems, artillery systems, light weapons, ammunition, and propellants. The breadth and flexibility of General Dynamics’ European capabilities is demonstrated by systems such as the Pizarro tracked infantry combat vehicle and the Leopard 2E

General Dynamics 2006 Annual Report    5

tank, which the group is producing for the Spanish army; the Pandur II armored combat vehicle, for the Portuguese army and navy; the Duro III wheeled armored vehicle, for the German armed forces; and the Eagle IV armored patrol vehicle, for the Danish army.

General Dynamics is also playing a significant role in the development of future land combat and expeditionary warfare capabilities. For example, as a key team member in the Army’s Future Combat Systems (FCS) program, the company leads the system development of the FCS Manned Ground Vehicle program. In addition, General Dynamics is pursuing the application of new technologies in other programs, such as hybrid-electric drive for combat vehicles, autonomous navigation systems for robotic platforms and advanced systems for high-speed amphibious applications.

The Combat Systems group also provides solutions to new and emerging threats faced by U.S. forces around the world. For example, the group produces chemical and biological detection systems for the U.S. government, including the Joint Biological Point Detection System (JBPDS), the first deployed near-real-time biological detection capability; solutions to protect U.S. forces against improvised explosive devices (IEDs); and various guidance systems and munitions.

Net sales for the Combat Systems group were 25 percent of the company’s net sales in 2006, 24 percent in 2005 and 23 percent in 2004. Net sales by major products and services were as follows:

Year Ended December 31	2006	2005	2004
Medium armored vehicles and related products	$2,204	$1,610	$1,304
Main battle tanks and related products	1,181	931	852
Munitions and propellant	806	616	560
Engineering and development	582	810	767
Armament and detection systems	491	274	211
Rockets and missile components	317	324	335
Aerospace components and other	402	456	378
	$5,983	$5,021	$4,407

MARINE SYSTEMS

The Marine Systems group designs, builds and supports submarines and a variety of surface ships for the U.S. Navy and commercial customers. These sophisticated platforms and capabilities include:

•	Virginia-class attack submarines,

•	Trident ballistic-missile submarine conversions (SSGN),

•	surface combatants (DDG-51, DDG-1000, LCS),

•	auxiliary and combat-logistics ships (T-AKE),

•	commercial tankers,

•	engineering design support and

•	overhaul, repair and life-cycle support services.

Marine Systems leads the development of the Navy’s new fast-attack Virginia-class submarine and shares the construction of these ships with a teaming partner. The Virginia Class is the first U.S. submarine specifically designed for missions in near-shore areas where current and emerging threats are more prevalent. These stealthy ships can operate unobserved in any area of the world and are well suited for intelligence and special-operations missions in the war against terrorism. Following the 2005 delivery of USS Virginia, the lead ship of the class, USS Texas and USS Hawaii were delivered to the Navy in 2006. Notably, the group completed Hawaii a little more than six months after its christening, a new benchmark for modern nuclear-submarine construction. The group also eliminated more than two million labor hours from Hawaii’s construction cycle, compared with the first ship of the class.

In addition to the Virginia-class program, the group is converting four Trident ballistic-missile submarines to guided-missile submarines, or SSGNs. These multi-mission submarines are optimized for conventional tactical-strike and special-operations support. They are designed to allow the United States to engage targets quickly, with surprise and from close-in positions. The group completed conversions of the second and third ships, USS Florida and USS Michigan, and returned them to service in 2006.

Consistent with its leadership position in the design of advanced submarines, the group continues to work on a joint Defense Advanced Research Projects Agency (DARPA)-Navy initiative to identify and overcome technological barriers to reducing the cost of future submarines. As part of the initiative, the group is developing technologies to store and launch weapons from outside the ship, to propel the ship with external electric motors, to reduce the ship’s infrastructure and to improve its sensors.

            The Marine Systems group is the lead designer and producer of Arleigh Burke-class guided-missile destroyers (DDG-51), one of the

6    General Dynamics 2006 Annual Report

world’s most advanced surface combatants. In 2006, the group delivered USS Farragut and USS Gridley, the company’s 26th and 27th ships of the class. Seven more ships are scheduled to be delivered between 2007 and 2011. As the DDG-51 program winds down, the Navy and industry are transitioning to the next-generation guided-missile destroyer, the DDG-1000 Zumwalt Class, formerly known as DD(X). The company has one of two contracts for the detail design of this multi-mission destroyer under a dual-lead-ship strategy, which, as directed by Congress, stipulates that the vessels be procured from two separate shipyards. The company expects to receive a DDG-1000 construction contract in 2007.

Marine Systems leads one of two industry teams awarded competitive contracts for the design and construction of a new type of surface warship designated a Littoral Combat Ship (LCS). As a key element of the Navy’s plan to maintain a sizeable fleet and address emerging maritime threats, the high-speed, multi-mission LCS platform is intended for defense against terrorist swarm boats, mines and submarine threats in coastal areas. Marine Systems’ LCS design is derived from a proven commercial trimaran. Its first ship is now under construction at a teammate’s Alabama facility and is scheduled to be launched in 2007. The U.S. Navy continues to assess the requirements for future LCS construction.

The group designed and produces the Lewis and Clark-class (T-AKE) dry cargo/ammunition combat-logistics ship. This ship is the Navy’s first new combat-logistics ship design in almost 20 years, and it maximizes the Navy’s operational flexibility and endurance by transforming at-sea replenishment. T-AKE enables efficient cargo transfer in port and at sea, and is the first modern Navy ship to incorporate proven commercial marine technologies, such as integrated electric-drive propulsion. These technologies are designed to minimize T-AKE operations and maintenance costs over an expected 40-year life. T-AKE ships support the Navy’s Sea Base vision by delivering ammunition, food, fuel, parts and other supplies to U.S. and NATO forces around the world, and to Navy ships operating at sea.The group delivered the lead ship, USNS Lewis and Clark, in June 2006.

The group designs and produces commercial ships to meet Jones Act requirements that U.S.-built ships be used to transport commercial goods between U.S. ports. In August, the group signed a contract with U.S. Shipping Partners to build nine product carrier ships, with options for five additional ships. The product carriers are based on a design the company obtained through an agreement with a subsidiary of Daewoo Shipbuilding and Marine Engineering (DSME). The partnership allows the group to offer proven containerships, tankers, bulk carriers and other designs to Jones Act customers. Construction of the first ship is scheduled to begin in 2007, with delivery expected in 2009. This new work builds on the group’s experience with the design and construction of double-hull oil tankers. In August 2006, the group delivered the last of four double-hull tankers to BP Shipping Ltd., two weeks ahead of schedule.

In addition, the Marine Systems group provides comprehensive ship and submarine repair support services to the Navy and commercial customers in a variety of locations worldwide. Internationally, the group provides key allies with program management, planning and design support for submarine and surface-ship construction programs.

In partnership with the Navy and local governments, the group continues to invest in its shipyards to remain competitive and improve operating margins. The group’s three shipyards were recognized as world-class facilities in 2006, exceeding the U.S. and international averages in numerous areas of shipyard technology based on analysis by independent international shipbuilding consultants commissioned by the Department of Defense.

Net sales for the Marine Systems group were 21 percent of the company’s consolidated net sales in 2006, 23 percent in 2005 and 25 percent in 2004. Net sales by major products and services were as follows:

Year Ended December 31	2006	2005	2004
Nuclear submarines	$2,427	$2,396	$2,432
Surface combatants	1,088	1,008	1,002
Auxiliary and commercial ships	807	598	576
Repair and other services	618	693	716
	$4,940	$4,695	$4,726

INFORMATION SYSTEMS AND TECHNOLOGY

The Information Systems and Technology group offers a breadth and depth of technology and service capabilities that support a wide range of government and commercial needs. Since it was created in 1997, the group has grown into a business that provides systems integration expertise; hardware and software products; and engineering, management and support services. Its three principal markets are:

•

Tactical and strategic mission systems — The group designs, builds and supports secure command, control, communications and computing systems for defense customers worldwide, and is a recognized leader in information-assurance products and systems for U.S. defense and national-security customers.

•

Information technology and mission services — The group provides mission-critical information technology (IT) and skilled mission-support services to U.S. defense and national-security customers, as well as select federal civilian agencies and commercial customers. The group also specializes in the design, development and integration of wireline and wireless voice, video and data networks, mission simulation and training services, and secure identification and credentialing capabilities.

General Dynamics 2006 Annual Report    7

•

Intelligence mission systems — The group provides the U.S. and allied intelligence communities with highly specialized capabilities. These include signals and information collection, processing and distribution systems; special-purpose computing; multi-level security; data mining and fusion; special-mission satellites and payloads; and information operations services.

Requirements within the group’s broad customer base have stimulated growth in each of these principal markets. In large part, these requirements stem from the expanded use of digital, network-centric C4ISR and information-sharing technologies in the U.S. national-security, defense and intelligence communities. As the group continues to grow, it is positioned to take advantage of the Defense Department’s increasing use of multi-year indefinite delivery, indefinite quantity (IDIQ) contract vehicles; the federal government’s continued use of outsourced solutions; and the growing requirements among homeland security and intelligence customers faced with asymmetric threats.

Some key offerings that differentiate the Information Systems and Technology group in these evolving markets include:

•

technologies that provide on-the-move command, control and communications, which make ground forces more agile and effective, support widely dispersed operations, and reduce the size of support infrastructure;

•	capabilities to link commanders, soldiers, sensors and weapons, enabling a shared real-time perspective of the battlefield at all levels;

•

modular “open architecture” mission systems based on open-source software and commercial-off-the-shelf technology that add advanced capabilities to land, sea and airborne platforms, at reduced technical risk and cost;

•	cost-effective, operationally responsive, special-mission satellites, payloads and services;

•	ruggedized, mobile computing solutions with embedded wireless capability for warfighters, first responders and commercial users operating at the edges of core networks;

•	information assurance technologies, products, systems and services that ensure the security and integrity of digital communications worldwide;

•	a comprehensive range of IT and network-infrastructure services, from system architecture and design, to build-out, maintenance and operations;

•	secure credentialing systems that enable government customers to identify users and control access to sensitive information systems and physical locations; and

•	training, simulation and modeling solutions that increase readiness while reducing overall cost and equipment wear.

Recent examples of the group’s offerings from among its portfolio of more than 5,000 contracts and task orders include a wide range of technical capabilities and skilled mission-support services.

In the tactical-systems area, General Dynamics continued to provide the Joint Network Node (JNN) tactical communications system, which was developed rapidly to meet the Army’s emergent communications requirements in Iraq. The system provides broadband voice, video and data communications for division, brigade and battalion command posts. Since 2004, General Dynamics has delivered 117 Joint Network Nodes to the Army. In addition, the Army is considering using the JNN system as the program baseline for the transition to the company’s next-generation Warfighter Information Network — Tactical (WIN-T). WIN-T is a self-forming, self-healing voice, video and data communications network that enables soldiers to exercise command and control of forces while on the move and with significantly less human involvement than existing systems.

Similarly, the group continued its work on network development and deployment programs for international customers. In 2006, the group’s operations in the United Kingdom delivered 3,200 vehicle sets of the U.K.’s BOWMAN tactical network, which is currently deployed by the U.K. Ministry of Defence in support of operations in Iraq. In addition, the group continued its work on BOWMAN-type systems for the Netherlands and Romania and the Battlespace Communications System (Land), or “JP 2072,” for Australia.

Information Systems and Technology also demonstrated several soldier-worn systems in 2006 that provide networked communications, navigation, integrated computing, advanced sensors and helmet-mounted optical displays for use by ground soldiers. These technologies are integral to the Army’s soldier-system programs, which involve land, mounted, air and future-force warriors. They are designed to enhance the warfighter’s situational awareness, command capabilities and survivability. To further advance its efforts in the area of enhanced soldier capabilities, the group created a broad-based development initiative called The EDGE®. Through this collaborative testing and integration center, the company is working to accelerate the delivery cycle of warfighter technologies and capabilities to users.

The group achieved another milestone in 2006 by delivering preproduction units for the Joint Tactical Radio System (JTRS) program. When deployed, these lightweight, software-defined radios will enable U.S. forces to provide real-time links among soldiers, intelligent sensors and platforms.

In the IT-services market, the group continued its support of critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations around the world, in particular under its Intelligence Information, Command-and-Control, Equipment and Enhancements (ICE2) contract. In 2006, General Dynamics completed

8    General Dynamics 2006 Annual Report

two acquisitions to strengthen the Information Systems and Technology group’s position in this market. In January, the company acquired privately held FC Business Systems, Inc., a provider of a broad spectrum of engineering and IT services to federal civilian customers. In June, the company completed the acquisition of Anteon International Corporation (Anteon), a leading information systems-integration company in the federal marketplace. Anteon’s deep domain expertise, front-end systems development skills, and intimate and diverse customer relationships provide the group the full spectrum of capabilities requisite of a top-tier IT integrator.

The company maintains a leading role in the development of an “open architecture — open business model” approach on several platforms. These include the Navy’s Littoral Combat Ship, the Canadian Defence Force’s Maritime Helicopter Project and a newly awarded program to employ an open-architecture approach into a portion of the Navy’s AEGIS combat system. Open architecture facilitates the rapid introduction of emerging technologies to platform-based mission systems using commercially available off-the-shelf capabilities, at significantly lower cost and risk than is feasible under older systems. An open business model encourages competition from among many potential suppliers, helping ensure customers have access to the latest proven technologies.

The group also continued its efforts in support of the U.S. Joint Forces Command’s Joint Experimentation Program (JEXP) and Joint Futures Lab, providing engineering, technical and administrative services for joint concept development and prototyping. JEXP’s mission is to develop, explore, test and assess new warfighting concepts, organizational structures and emerging technologies, and to drive transformational changes that optimize the ability of all U.S. military branches to fight as an integrated force.

The Information Systems and Technology group’s operations have significant opportunities in the evolving homeland security and civilian federal agency arenas. The group is the prime contractor on the U.S. Coast Guard’s Rescue 21 search-and-rescue system, a nationwide wireless command, control and communications network designed to improve the Coast Guard’s ability to fulfill its mission. The group has successfully installed the system in six major regions covering more than 2,000 nautical miles of coastline and inland waterways of the East Coast, the Gulf of Mexico and the Pacific Northwest. Full-scale production efforts are underway for the remaining 30 planned regions. The group is also one of two contractors selected by the U.S. Departments of Justice, Homeland Security and the Treasury to participate in a design competition for the Integrated Wireless Network (IWN). IWN is designed to provide secure, wireless communications that are interoperable across 24 federal agencies, as well as state and local first responders. The group is also providing wireless capabilities to the state of New York, as well as the national capital region in Washington, D.C.

In addition, the group holds one of 25 prime multiyear IDIQ contracts under the Department of Homeland Security’s Enterprise Acquisitions Gateway for Leading Edge Solutions (EAGLE) program. The group has one of only three contracts to provide a full scope of services to assist federal agencies in meeting the Homeland Security Presidential Directive-12 (HSPD-12) requirements for biometric credentialing. The group is also providing the Army with network engineering and integration support services under the Total Engineering and Integration Services (TEIS) contract, and supply-infrastructure engineering, design and implementation support under the Information Technology Enterprise Solutions — 2 Services (ITES-2S) contract. These programs are representative of the group’s broad array of IDIQ contracts, under which multiple government agencies are eligible to procure IT products and services.

Net sales for the Information Systems and Technology group were 37 percent of the company’s consolidated net sales in 2006 and 2005 and 36 percent in 2004. Net sales by major products and services were as follows:

Year Ended December 31	2006	2005	2004
Tactical and strategic mission systems	$4,063	$3,912	$2,966
IT and mission services	2,894	1,804	1,750
Intelligence mission systems	2,067	2,110	2,006
	$9,024	$7,826	$6,722

In other activities in 2006, the company sold its aggregates business and initiated a plan to sell its coal business. As a result of these activities, the operations previously reported as Resources have been reclassified as discontinued operations.

For additional discussion of the company’s business groups, including significant program wins in 2006, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K. For information on the revenues, operating earnings and identifiable assets attributable to each of the company’s business groups, see Note S to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

COMPETITION

Several factors sustain General Dynamics’ ability to compete successfully in all of its markets. These include the technical excellence, reliability and cost competitiveness of the company’s products and services; its reputation for integrating complex systems and delivering them on schedule; the successful management of the company’s businesses and customer relationships; and a strong company-wide focus on ethics.

General Dynamics 2006 Annual Report    9

DEFENSE MARKET

The U.S. government contracts with numerous domestic and foreign companies for defense products and services. General Dynamics competes in this arena against other defense contractors ranging in size from large platform and system-integration contractors to smaller companies that specialize in a particular technology or capability. Internationally, the company competes with U.S. defense contractors’ exports and the offerings of private and state-owned defense manufacturers operating in the local countries. At times, the company is involved in teaming and subcontracting relationships with some of its competitors. Key competitive factors in this market include technological innovation, low-cost production, program performance and market knowledge.

The Combat Systems group competes with a large number of domestic and foreign businesses. The Marine Systems group has only one primary competitor, Northrop Grumman Corporation, with which it also partners or subcontracts on several programs, including the Virginia-class submarine and DDG-1000 Zumwalt-class destroyer. The Navy’s Littoral Combat Ship program has expanded competition to include another large defense company. The Information Systems and Technology group competes with a host of companies, from large defense companies to smaller niche competitors with specialized technologies.

The U.S. government’s increasing use of IDIQ contracts has changed the competitive landscape of the defense market. Competition involving IDIQ contracts is somewhat different from traditional procurement methods. More prominent in recent years, IDIQ contracts allow the government to select a group of eligible contractors for a given program and to establish an overall spending limit for the program. Under IDIQs, General Dynamics must compete to be selected as a participant in the program and then compete for individual delivery orders. This contracting model is most common in the Information Systems and Technology group’s procurement competitions and has been used more recently in programs for which the Combat Systems group competes.

BUSINESS-JET AIRCRAFT MARKET

The business-jet aircraft market is divided into segments based on aircraft range, price and cabin size. Gulfstream has at least one competitor for each of its six products, with more competitors for the shorter-range aircraft. The key competitive factors include aircraft safety, reliability and performance; service quality and timeliness; innovative marketing programs; value; and price. An important discriminator is technological innovation. Business-jet companies that offer next-generation technologies can gain a competitive edge. The company believes it competes effectively in all these areas.

CUSTOMERS

In 2006, 68 percent of the company’s net sales were to the U.S. government; 16 percent were to U.S. commercial customers; 10 percent were directly to international defense customers; and the remaining 6 percent were to international commercial customers.

U. S. GOVERNMENT

General Dynamics’ primary customer is the U.S. government, particularly the Department of Defense. The company is developing increasingly strong ties with additional U.S. customers throughout the national-security community. These include intelligence, homeland security and first-responder agencies at the federal and state levels. The company derives approximately two-thirds of its revenues from the U.S. government, either as a prime contractor or as a subcontractor, and expects its business mix will remain in this range for the foreseeable future.

The company’s net sales to the U.S. government were as follows:

Year Ended December 31	2006	2005	2004
Direct	$15,957	$13,801	$12,473
Foreign Military Sales*	458	409	382
Total U.S. government	$16,415	$14,210	$12,855
Percent of total net sales	68%	68%	68%
*	In addition to its direct international sales, the company sells to foreign governments through the Foreign Military Sales (FMS) program. Under the FMS program, the company contracts with and is paid by the U.S. government, and the U.S. government assumes the risk of collection from the foreign government customer.

The company performs its U.S. government business under cost-reimbursement, time-and-materials and fixed-price contracts. Contracts for research, engineering, prototypes, repair and maintenance are typically cost-reimbursement or time-and-materials arrangements. Under cost-reimbursement contracts, the customer reimburses the company for allowable costs and, based on the terms of the contract, pays a fixed fee and/or an incentive- or award-based fee. These fees are determined based on the company’s ability to achieve contract targets in areas such as cost, quality, schedule and performance. Under time-and-materials contracts, the company is paid a fixed hourly rate for each direct labor hour expended and is reimbursed for direct costs. The company’s production contracts are fixed-price in most cases. In these instances, the company agrees to perform a specific scope of work for a fixed amount. In 2006, cost-reimbursement contracts accounted for approximately 41 percent of the company’s U.S. government business; time-and-materials contracts accounted for approximately 7 percent; and fixed-price contracts

10    General Dynamics 2006 Annual Report

accounted for approximately 52 percent. As noted earlier, IDIQ contracts, which can include task orders of each contract type, require the company to compete both for the initial contract and then for the individual task or delivery orders.

Each of these contract types presents advantages and disadvantages. Cost-reimbursement contracts generally involve lower risk for the company, and they may include fee schedules that prompt the customer to award increased payments when the company satisfies certain performance criteria. However, not all costs are recoverable under these types of contracts, and the government has the right to object to costs charged by the company. In addition, the negotiated base fees on cost-reimbursement contracts are generally lower, consistent with the contracts’ reduced risk profile. Under time-and-materials contracts, to the extent actual labor hour costs vary significantly from the negotiated rates, the company may generate more or less than the targeted amount of profit. Fixed-price contracts typically have higher negotiated fee levels in recognition of the risk associated with these contracts and offer the company even greater profit potential, if the company can complete the work for less than the contract amount. However, fixed-price contracts require that the company absorb cost overruns that might occur because of performance-related issues.

U. S. COMMERCIAL

The company’s U.S. commercial sales were $3,833 in 2006, $3,396 in 2005 and $2,777 in 2004. These sales represented approximately 16 percent of the company’s consolidated net sales in 2006 and 2005 and 15 percent in 2004. The majority of these sales are for Gulfstream aircraft, primarily to FORTUNE 500® corporations and large, privately held companies. Customers from a wide range of industries operate the aircraft.

INTERNATIONAL

The company’s direct (non-FMS) sales to government and commercial customers outside the United States were $3,815 in 2006, $3,369 in 2005 and $3,236 in 2004. These sales represented approximately 16 percent of the company’s consolidated net sales in 2006 and 2005 and 17 percent in 2004.

General Dynamics’ overseas subsidiaries conduct most of the company’s direct international government sales. The company has an operating presence around the world, including subsidiary operations in Australia, Austria, Canada, Germany, Italy, Mexico, Spain, Switzerland and the United Kingdom. General Dynamics’ non-U.S. subsidiaries are committed to developing long-term relationships in their respective countries and have distinguished themselves as principal regional suppliers.

In the commercial sector, most of the company’s exports are business-jet aircraft. The market for business-jet aircraft outside North America has expanded rapidly in recent years, particularly in Europe and Asia. While the United States continues to be the company’s largest market for business aircraft, sales to customers outside North America represent a growing segment of the company’s business-aircraft sales.

Aerospace 2004–2006 Orders by Geographic Region

For a discussion of the risks associated with conducting business in international locations, see Risk Factors contained in Part I, Item 1A, of this Annual Report on Form 10-K. For information regarding sales and assets by geographic region, see Note S to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

General Dynamics 2006 Annual Report    11

BACKLOG

The company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

Summary backlog information for each business group follows:

							2006 Total Backlog Not Expected to Be Completed in 2007
December 31	2006			2005
	Funded	Unfunded	Total	Funded	Unfunded	Total
Aerospace	$6,941	$752	$7,693	$5,853	$765	$6,618	$3,610
Combat Systems	10,086	1,883	11,969	6,954	2,374	9,328	6,649
Marine Systems	9,449	4,576	14,025	8,419	7,014	15,433	9,670
Information Systems and Technology	7,548	2,432	9,980	6,960	2,415	9,375	4,462
	$34,024	$9,643	$43,667	$28,186	$12,568	$40,754	$24,391

RESEARCH AND DEVELOPMENT

The company conducts independent research and development (R&D) activities as part of its normal business operations. Over the past three years, the majority of company-sponsored R&D expenditures occurred in the defense business. In accordance with government regulations, the company recovers a significant portion of these expenditures through overhead charges to U.S. government contracts. In the commercial sector, most of the Aerospace group’s R&D activities support Gulfstream’s product enhancement and development programs. The company also conducts R&D activities under flexibly priced U.S. government contracts to develop products for large development and technology programs.

Research and development expenditures were as follows:

Year Ended December 31	2006	2005	2004
Company–sponsored	$377	$344	$326
Customer–sponsored	398	343	194
	$775	$687	$520

EMPLOYEES

As of December 31, 2006, the company had approximately 81,000 employees, 24 percent of whom were covered by collective bargaining agreements with various unions. Agreements covering approximately 3 percent of total employees are due to expire during 2007. Historically, the company has renegotiated agreements without any significant disruption of operating activities.

SUPPLIERS

The company depends on suppliers and subcontractors for raw materials and components. These supply networks can experience price fluctuations and capacity constraints. Raw materials can experience cost growth, which would put pressure on pricing. The company has not experienced, and does not foresee, significant difficulties in obtaining the materials, components or supplies necessary for its business operations.

REGULATORY MATTERS

U. S. GOVERNMENT CONTRACTS

U.S. government contracts are subject to procurement laws and regulations. The Federal Acquisition Regulation (FAR) governs the majority of General Dynamics’ contracts. The FAR mandates uniform policies and procedures for U.S. government acquisitions and purchased services. Also, there can be agency-specific acquisition regulations that provide implementing language for, or that supplement, the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation supplement (DFARs). For all federal government entities, the FAR regulates the phases of any product or service acquisition, including:

•	acquisition planning,

•	competition requirements,

•	contractor qualifications,

•	protection of source selection and vendor information and

•	acquisition procedures.

12    General Dynamics 2006 Annual Report

The FAR also provides guidance to government agencies about managing contracts after an award. For example, the FAR regulates the conditions under which the government can terminate a contract. Terminations can occur at the government’s convenience or for default. If a contract is terminated for the convenience of the government, a contractor generally is entitled to receive payments for its allowable costs and the proportionate share of fees or earnings for the work performed. If a contract is terminated for default, in most cases the government pays for only the work it has accepted.

In addition, the FAR addresses the allowability of a contractor’s costs and how those costs can be allocated to contracts. The FAR also subjects the company to audits and other reviews by the government. These reviews cover issues such as cost, performance and accounting practices relating to its contracts. The government may use information from these reviews to adjust the company’s contract-related costs and fees. Failure to comply with procurement laws or regulations can result in civil, criminal or administrative proceedings. These might involve fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period of time.

INTERNATIONAL

The company’s international sales are subject to the applicable foreign government regulations and procurement policies and practices, as well as certain U.S. policies and regulations, including the Foreign Corrupt Practices Act (FCPA). They are also subject to regulations relating to import-export control, investments, exchange controls and repatriation of earnings. Other factors can affect international sales, such as currency exchange fluctuations and political and economic risks.

BUSINESS-JET AIRCRAFT

The Aerospace group is subject to Federal Aviation Administration (FAA) regulation in the United States and other similar aviation regulatory authorities internationally. For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each individual aircraft must receive a certificate of airworthiness. Aviation authorities can require changes to a specific aircraft or model type for safety reasons if they believe the aircraft does not meet their standards. Maintenance facilities must be licensed by aviation authorities as well.

ENVIRONMENTAL

General Dynamics is subject to a variety of federal, state, local and foreign environmental laws and regulations. These cover the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. The company regularly assesses its compliance status and management of environmental matters.

Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of the company’s operations. Historically, these costs have not been significant relative to total operating costs or cash flows. Environmental costs often are allowable and recoverable under the company’s contracts with the U.S. government. Based on information currently available to the company and current U.S. government policies relating to allowable costs, the company does not expect continued compliance with environmental regulations to have a material impact on its results of operations, financial condition or cash flows.

Under existing U.S. environmental laws, a company may be designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. If a company is designated a PRP, it is potentially liable to the government or third parties for the full cost of remediating contamination at a relevant site. In cases where the company has been designated a PRP, generally it seeks to mitigate these environmental liabilities through available insurance coverage and by pursuing appropriate cost-recovery actions. In the unlikely event the company is required to fully fund the remediation of a site, the current statutory framework would allow the company to pursue contributions from other PRPs. For additional information relating to the impact of environmental controls, see Note P to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

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

General Dynamics 2006 Annual Report    13

AVAILABLE INFORMATION

The company files several types of reports with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports include an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Free copies of these reports are made available as soon as reasonably practicable on the company’s website (http://www.generaldynamics.com) and through the General Dynamics investor relations office at (703) 876-3195.

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

ITEM 1A. RISK FACTORS

An investment in General Dynamics’ common stock or debt securities is subject to risks and uncertainties. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase the company’s securities.

Investment risks can be market-wide, as well as unique to a specific industry or company. The market risks faced by an investor in General Dynamics’ stock are similar to the uncertainties faced by investors in a broad range of industries. As described below, a different range of risks apply more specifically to General Dynamics because of the company’s mix of businesses and market exposure. These risks and uncertainties are not the only ones the company faces. Additional risks and uncertainties currently considered immaterial could also impact the company’s business, results of operations or financial condition.

Companies succeed or falter in their ability, or lack thereof, to understand, anticipate, react to and manage all of these risks. Investors should carefully evaluate the quality of a company’s management, as demonstrated by its ability to make decisions that build shareholder value over varied market, economic or international conditions.

Because three of General Dynamics’ four business groups serve the defense market, the company’s sales are highly concentrated with the U.S. government. This customer relationship involves certain unique risks. In addition, the company has expanded sales to international customers in recent years, exposing the company to different financial and legal risks. In the Aerospace group’s market, there are risks tied to U.S. and global economic conditions. Despite the varying nature of the company’s defense, international and business-aviation operations and the markets they serve, each shares some common risks, such as the ongoing development of high-technology products and the price, availability and quality of materials and suppliers.

The company depends on the U.S. government for a significant portion of its sales. In each of the past three years, approximately 68 percent of the company’s net sales were to the U.S. government. U.S. defense spending has historically been cyclical, and Defense budgets rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending on the military can decrease. While Department of Defense funding has grown rapidly over the past few years, there is no assurance this trend will continue. Competing demands for federal funds can put pressure on all areas of discretionary spending, which could ultimately impact the defense budget.

A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of the company’s programs being reduced, delayed or terminated. Reductions in the company’s existing programs, unless offset by other programs and opportunities, could adversely affect its ability to sustain and grow its future sales and earnings.

U.S. government contracts generally are not fully funded at inception and are subject to termination. The company’s U.S. government sales are funded by agency budgets that operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of the Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Second, future sales under existing multi-year contracts are conditioned on the continuing availability of congressional appropriations. The Congress typically appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Changes in appropriations in subsequent years may impact the funding available for these programs.

14    General Dynamics 2006 Annual Report

Delays or changes in funding can impact the timing of available funds, lead to changes in program content or lead to termination at the government’s convenience. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on the company’s future sales and earnings.

The Aerospace group is subject to changing customer demand for business aircraft. The Aerospace group’s business-jet market is driven by the demand for business-aviation products by U.S. and foreign businesses, the U.S. and other governments, and high-net-worth individuals. The group’s future results also depend on other factors, including general economic conditions and trends in capital goods markets. A severe downturn in these market factors could adversely affect the sales and profitability of the company’s Aerospace group.

The company’s earnings and margins depend on its ability to perform under its contracts. When agreeing to contractual terms, the company’s management makes assumptions and projections about future conditions or events. These projections assess future labor productivity and availability, the complexity of the work to be performed, material cost and availability, the impact of delayed performance, and the timing of product deliveries. If there is a significant change in one or more of these circumstances or estimates, or if the company faces unexpected contract costs, the profitability of one or more of these contracts may be adversely affected. This could affect the company’s earnings and margins.

The company’s earnings and margins depend in part on subcontractor performance, as well as raw material and component availability and pricing. General Dynamics relies on other companies to provide raw materials, major components and subsystems for its products. At times subcontractors perform services that the company provides to its customers. Occasionally, the company relies on only one or two sources of supply, which, if disrupted, could have an adverse effect on the company’s ability to meet its commitments to customers. It depends on these subcontractors and vendors to meet their contractual obligations in full compliance with customer requirements. The company’s ability to perform its obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner.

International sales and operations are subject to greater risks that sometimes are associated with doing business in foreign countries. The company’s international business may pose greater risks than its business in the United States. In some countries there is increased chance for economic, legal or political changes. The company’s international business may be sensitive to changes in a foreign government’s national priorities and budgets. International transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. In addition, some international customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts may include penalties if the company fails to meet the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect the company’s sales and earnings associated with its international business.

The company’s future success will depend, in part, on its ability to develop new technologies and maintain a qualified work-force to meet the needs of its customers. Virtually all of the products produced and sold by the company are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The commercial and government markets in which the company operates are characterized by rapidly changing technologies. The product and program needs of the company’s government and commercial customers change and evolve regularly. Accordingly, General Dynamics’ future performance depends in part on its ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of its business, the company must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by its customers. If the company is unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, future sales and earnings may be adversely affected.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance. While the company maintains insurance for some business risks, it is not possible to obtain coverage to protect against all operational risks and liabilities. Where permitted by applicable laws, the company seeks indemnification from the U.S. government. In addition, the company generally seeks limitation of potential liability related to the sale and use of its homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. The company may elect to provide products or services even in instances where it is unable to obtain such indemnification or qualification.

General Dynamics 2006 Annual Report    15

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The company operates in a number of offices, manufacturing plants, laboratories, warehouses and other facilities in the United States and abroad. The company believes its main facilities are adequate for its present needs and, given planned improvements and construction, expects them to remain adequate for the foreseeable future.

At December 31, 2006, the company’s business groups had major operations at the following locations:

•

Aerospace – Long Beach, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Westfield, Massachusetts; Minneapolis, Minnesota; Las Vegas, Nevada; Dallas, Texas; Appleton, Wisconsin; London, England; Mexicali, Mexico.

•

Combat Systems – Anniston, Alabama; Camden, Arkansas; St. Marks and St. Petersburg, Florida; Marion, Illinois; Saco, Maine; Westminster, Maryland; Sterling Heights, Michigan; Charlotte, North Carolina; Lima, Ohio; Red Lion and Scranton, Pennsylvania; Garland, Texas; Burlington, Vermont; Marion and Woodbridge, Virginia; Vienna, Austria; Ottawa, Canada; Kaiserslautern, Germany; Granada, La Coruna, Murcia, Oviedo, Palencia, Sevilla and Trubia, Spain; Kreuzlingen, Switzerland.

•	Marine Systems – San Diego, California; Groton, Connecticut; Bath and Brunswick, Maine; Quonset Point, Rhode Island.

•

Information Systems and Technology – Gilbert and Scottsdale, Arizona; Santa Clara, California; Needham, Pittsfield and Taunton, Massachusetts; Ann Arbor and Ypsilanti, Michigan; Bloomington, Minnesota; McLeansville and Newton, North Carolina; Kilgore, Texas; Northern Virginia; Calgary and Ottawa, Canada; London and South Wales, United Kingdom.

A summary of floor space by business group as of December 31, 2006, follows:

(Square feet in millions)	Company- owned Facilities	Leased Facilities	Government- owned Facilities	Total
Aerospace	2.1	2.1	—	4.2
Combat Systems	5.1	4.4	8.0	17.5
Marine Systems	5.9	1.9	—	7.8
Information Systems and Technology	3.2	7.9	0.9	12.0
Total	16.3	16.3	8.9	41.5

16    General Dynamics 2006 Annual Report

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note P to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock is listed on the New York Stock Exchange.

The high and low sales prices of the company’s common stock and the cash dividends declared on the company’s common stock for each quarterly period during the two most recent fiscal years are included in the Supplementary Data contained in Part II, Item 8, of this Annual Report on Form 10-K.

As of January 28, 2007, there were approximately 164,000 holders of the company’s common stock.

For information regarding securities authorized for issuance under the company’s equity compensation plans, see Note Q to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

For additional information relating to the company’s repurchase of its common stock during the past three years, see Financial Condition, Liquidity and Capital Resources – Financing Activities – Share Repurchases contained in Part II, Item 7, of this Annual Report on Form 10-K.

The company did not make any unregistered sales of equity securities in 2006.

The following performance graph compares the cumulative total return to shareholders on the company’s common stock, assuming reinvestment of dividends, with similar returns for the Standard & Poor’s 500® Index and the Standard & Poor’s Aerospace & Defense Index, both of which include the company.

General Dynamics 2006 Annual Report    17

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from the audited Consolidated Financial Statements and other company information for each of the five years presented. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited Consolidated Financial Statements and the Notes thereto.

(Dollars and shares in millions, except per share and employee amounts)	2006	2005	2004	2003	2002
Summary of Operations
Net sales	$24,063	$20,975	$18,868	$16,076	$13,390
Operating earnings	2,625	2,179	1,931	1,420	1,525
Operating margin	10.9%	10.4%	10.2%	8.8%	11.4%
Interest, net	(101)	(118)	(148)	(98)	(45)
Provision for income taxes, net	817	621	580	367	519
Earnings from continuing operations	1,710	1,448	1,194	954	1,003
Return on sales (a)	7.1%	6.9%	6.3%	5.9%	7.5%
Discontinued operations, net of tax	146	13	33	50	(86)
Net earnings	1,856	1,461	1,227	1,004	917
Diluted earnings per share:
Continuing operations	4.20	3.58	2.96	2.40	2.47
Net earnings	4.56	3.61	3.04	2.53	2.26
Sales per employee (b)	309,300	300,700	284,500	277,700	261,500
Cash Flows
Net cash provided by operating activities from continuing operations	$2,156	$2,033	$1,760	$1,671	$1,081
Capital expenditures	(334)	(262)	(253)	(202)	(246)
Free cash flow from operations	1,822	1,771	1,507	1,469	835
Cash paid for business acquisitions, net	2,342	277	543	3,044	275
Cash dividends declared per common share	0.92	0.80	0.72	0.64	0.60
Financial Position
Cash and equivalents	$1,604	$2,331	$976	$861	$327
Total assets	22,376	19,700	17,575	16,234	11,773
Short- and long-term debt	2,781	3,287	3,293	4,039	1,466
Shareholders’ equity	9,827	8,145	7,189	5,930	5,199
Debt-to-equity (c)	28.3%	40.4%	45.8%	68.1%	28.2%
Book value per share (d)	24.22	20.34	17.88	14.98	12.93
Working capital (e)	2,056	2,339	2,022	1,110	663
Other Information
Funded backlog	$34,024	$28,186	$28,020	$24,664	$20,873
Total backlog	43,667	40,754	40,304	38,805	26,894
Shares outstanding	405.8	400.4	402.1	395.9	402.0
Weighted average shares outstanding:
Basic	403.4	401.6	399.1	395.6	402.7
Diluted	406.8	404.8	402.9	398.3	405.7
Active employees	81,000	70,900	68,800	64,000	52,000

Note:	Prior year amounts have been reclassified for discontinued operations.
(a)	Return on sales is calculated as earnings from continuing operations divided by net sales.
(b)	Sales per employee is calculated as net sales for the past 12 months divided by the average number of employees for the period.
(c)	Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.
(d)	Book value per share is calculated as total equity divided by total outstanding shares as of year end.
(e)	Working capital is calculated as current assets less current liabilities as of year end.

18    General Dynamics 2006 Annual Report

(Dollars in millions, except per share amounts or unless otherwise noted)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(For an overview of the company’s business groups, including a discussion of products and services provided, see the Business discussion contained in Part I, Item 1, of this Annual Report on Form 10-K.)

MANAGEMENT OVERVIEW

General Dynamics is a market leader in business aviation; land and expeditionary combat vehicles and systems, armaments, and munitions; shipbuilding and marine systems; and mission-critical information systems and technologies. The company operates through four business groups — Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. General Dynamics’ primary customers are the U.S. military, other government organizations, the armed forces of allied nations, and a diverse base of corporate and individual buyers of business aircraft. The company operates in two primary markets — defense and business aviation. The majority of the company’s revenues derive from contracts with the U.S. military.

2006 Sales by Customer Base

The nation’s engagement in the global war on terror, coupled with the need to modernize U.S. military forces, has driven steady Department of Defense funding increases since 2001. In particular, procurement and research and development (R&D) budgets, also known as investment accounts, provide the majority of the company’s revenues. These budget lines continue to enjoy sustained increases, demonstrating administration and congressional support. Defense Department funding has increased at a compound annual growth rate of 6 percent from fiscal 2001 through 2007, while procurement and R&D spending has grown 7 percent annually during that period. For fiscal year 2007, the Congress appropriated $435 billion for the Department of Defense, including approximately $156 billion for procurement and R&D. For fiscal year 2008, the President has requested that the Congress appropriate $481 billion for the Department of Defense, an 11 percent increase over the 2007 funding. This includes $177 billion for procurement and R&D, an increase of 13 percent over 2007.

During this period of war, defense budgets have included the President’s budget submission, as well as supplemental funds requested over the course of the fiscal year to meet the emergent needs of the warfighter. For fiscal year 2007, the administration requested, and the Congress appropriated, approximately $70 billion in supplemental funding. Congress has recently been asked to provide an additional $93 billion, which, if approved, will bring total defense funding for fiscal year 2007 to approximately $600 billion, an 87 percent increase since 2001. Notably, approximately 28 percent, or $45 billion, of the 2007 anticipated supplemental funding is requested for additional investment spending. While these supplemental funding requests have increased total defense spending levels, some military service accounts are under pressure as the services move funds among accounts to cover short-term war needs. In addition, supplemental appropriations do not include the level of program detail typically provided in general defense appropriations. These two factors have made it increasingly difficult to forecast the timing and amount of the impact of supplemental funding on the company’s programs.

Looking ahead, the company expects the defense budget top line to remain well funded for the near term, led by the need to continue to support the operations in Iraq and Afghanistan. While the landscape will continue to evolve during this dynamic period, the company expects near-term defense funding to be driven by the following:

•	continued support for the warfighter from the administration and the Congress,

•	the size of the U.S. military, including the number of troops deployed in Iraq and Afghanistan, and

•	the need to reset and replenish equipment and supplies damaged and consumed during the war.

Based on the recently approved and proposed defense budgets, the company expects the levels of funding available for its programs will likely continue to grow in 2007 and 2008.

Defense Funding 2001–2008

General Dynamics 2006 Annual Report    19

Beyond the company’s U.S. defense market, governments around the world are increasingly funding weapons and equipment modernization programs, leading to expanding defense export opportunities. The company is committed to pursuing international opportunities presented by foreign demand for military hardware and information technologies. While the revenue upside can be significant, European and other foreign defense budgets are subject to unpredictable issues of contract award timing, defense priorities and overall fiscal spending pressures. As General Dynamics broadens the customer base for its defense products around the world, the company expects growing international sales.

The business-aviation market also continues to expand, and 2006 was another strong year. In particular, the market for the company’s business jets outside the United States is growing at an increasingly rapid rate. In 2006, Gulfstream received 42 percent of its aircraft orders from outside North America. Of note, the European market, including Russia, made up more than 20 percent of the group’s orders in 2006, and demand remains strong.

To meet this demand and maximize the company’s opportunities in the near term, the Aerospace group is increasing annual deliveries prudently while focusing on margins. Looking ahead, as part of a continual effort to bring new technology and products to market, the company is making investments in the Aerospace group’s facilities to support the robust global business-jet demand and a growing aircraft-services market. The company expects continued growth in the business-jet market, stemming from a strong product selection in the long-range and ultra-long-range markets, and robust sales of the company’s mid-size products.

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

CONSOLIDATED OVERVIEW

Results of Operations

Year Ended December 31	2006	2005	Variance
Net sales	$24,063	$20,975	$3,088	15%
Operating earnings	2,625	2,179	446	20%
Operating margin	10.9%	10.4%

General Dynamics’ net sales increased significantly in 2006, with each of the company’s business groups contributing to the sales growth. Increased new aircraft deliveries in the Aerospace group, strong demand for combat vehicles and armament and munitions products in the Combat Systems group, and acquisitions in the Information Systems and Technology group were the most significant drivers of the increase in sales. Higher activity on early-stage ship construction programs in the Marine Systems group also added to the sales increase.

The growth in the company’s operating earnings outpaced the increase in sales in 2006. Double-digit earnings growth occurred in all four businesses. A key driver was performance in the Marine Systems group, which saw operating earnings rise over 50 percent. In the Aerospace group, operating earnings increased significantly on strong volume in new aircraft sales and continued pricing improvements. For the company as a whole, this led to a 50 basis-point increase in the company’s operating margins to 10.9 percent in 2006 from 10.4 percent in 2005. The company’s focus on operations has led to improved margins in each of the last three years, resulting in a 210 basis-point improvement since 2003.

20    General Dynamics 2006 Annual Report

Year Ended December 31	2005	2004	Variance
Net sales	$20,975	$18,868	$2,107	11%
Operating earnings	2,179	1,931	248	13%
Operating margin	10.4%	10.2%

The company produced strong growth in sales and operating earnings in 2005. The Information Systems and Technology group led the increase, generating over the half of the company’s sales growth over 2004. The Combat Systems and Aerospace groups also contributed to the increase in sales, while the Marine Systems group’s sales in 2005 were steady compared with 2004. Increased volume in the Information Systems and Technology, Combat Systems and Aerospace groups drove the growth in operating earnings. The company’s earnings were boosted by the Aerospace group, whose earnings increased at almost double the rate of sales in 2005, driven by continued strong demand for business jets. The growth was partly offset by program losses in the Marine Systems group during the year. The company’s margins increased to 10.4 percent in 2005 compared with 10.2 percent in 2004.

Cash Flow

The company’s cash flow from operating activities significantly exceeded net earnings in each of the past three years, continuing the company’s consistent record of generating substantial cash from operations. Net cash provided by operating activities was $2.1 billion in 2006 and 2005 and $1.8 billion in 2004. In addition, the company generated over $300 in cash in both 2006 and 2005 from the sale of several non-core businesses. Over the three-year period, the company used its cash to fund acquisitions and capital expenditures, repurchase its common stock, pay dividends and reduce its outstanding debt.

Other Financial Information

General and administrative (G&A) expenses as a percentage of sales were 6.2 percent in 2006 and 2005, and 6.1 percent in 2004. G&A was $1.5 billion in 2006, $1.3 billion in 2005 and $1.2 billion in 2004. The company expects 2007 G&A as a percent of sales to approximate the 2006 rate.

Net interest expense was $101 in 2006 compared with $118 in 2005 and $148 in 2004. The decrease in 2006 and 2005 resulted from interest income generated by the company’s strong cash position during the year. The company expects net interest expense of approximately $85 in 2007.

The company’s effective tax rate was 32.3 percent in 2006, 30.0 percent in 2005 and 32.7 percent in 2004. In 2005, the company favorably resolved its 1999 to 2002 audit with the Internal Revenue Service. This settlement resulted in a $66 non-cash benefit, which reduced the company’s 2005 tax rate by 3.2 percent. The company anticipates an effective tax rate of approximately 32 to 33 percent in 2007, excluding the effect of potential settlements or other discrete events. For additional discussion of tax matters, see Note E to the Consolidated Financial Statements.

Discontinued Operations

In 2006, General Dynamics completed the sale of its aggregates operation. The company received approximately $315 in cash from the sale of this business and recognized an after-tax gain of approximately $220 in discontinued operations. In addition, in 2006 the company initiated a process to sell its coal mining operation and recognized an estimated after-tax loss of approximately $40 in discontinued operations in connection with the anticipated sale. With the sale of the aggregates business and the expected sale of the coal business, the operations previously reported as Resources have been reclassified as discontinued operations.

In 2004, as part of its efforts to focus on performance, General Dynamics identified a number of operations that were not core to the company and could be divested. As a result, the company completed the sale of several small businesses in the second half of 2004 and the first quarter of 2005. The company received approximately $300 in cash, net of income taxes, and reported an after-tax loss of $8 in 2005 from the sale of these businesses.

The company’s reported net sales for all periods presented exclude the revenues associated with these divested businesses, and their operating results are included as discontinued operations, net of income taxes. For additional discussion of the company’s divestiture activities and the results of discontinued operations, see Note C to the Consolidated Financial Statements.

Backlog

General Dynamics’ total backlog increased 7 percent in 2006 to $43.7 billion at December 31. The funded backlog grew 21 percent, reaching $34 billion at year end. In 2006, the company received significant new orders in each of its business groups, totaling $26.5 billion, including a record level of order activity in the Aerospace group.

General Dynamics 2006 Annual Report    21

The total backlog for the company’s defense businesses grew to $36 billion at the end of 2006, compared with $34.1 billion at year-end 2005. The defense backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog was $27.1 billion at December 31, 2006. This includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog for the defense businesses represents firm orders for which funding has not been appropriated. While there is no guarantee that future budgets and appropriations will provide funding for a given program, the company has included in backlog only those programs it believes are likely to receive funding.

The Aerospace group’s total backlog reached a new high of $7.7 billion at December 31, 2006, up 16 percent over the year-end 2005 backlog of $6.6 billion (each excluding aircraft options). The Aerospace funded backlog, an indicator of near-term demand, grew 19 percent to $6.9 billion at the end of 2006 as orders continued at a record pace. The funded backlog represents orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog of $752 at December 31, 2006, consists of agreements to provide future aircraft maintenance and support services.

The company’s backlog does not include work awarded under indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft.

IDIQ contracts are used when the customer has not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements, which set forth the majority of the contractual terms, including prices, are funded as delivery orders are placed. A significant portion of the company’s IDIQ value represents contracts for which the company has been designated as the sole-source supplier to design, develop, produce and integrate complex products and systems over several years for the military or other government agencies. Management believes the customers intend to fully implement these systems. However, because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, the company recognizes these contracts in backlog only when they are funded.

Contract options in the company’s defense businesses represent agreements to perform additional work beyond the products and services associated with firm contracts, if the customer exercises the option. These options are negotiated in conjunction with a firm contract and provide the terms under which the customer may elect to procure additional units or services at a future date. Contract options in the Aerospace group represent options to purchase new aircraft. The company recognizes unexercised options in backlog when the customer exercises the option and establishes a firm order.

As of December 31, 2006, the potential value associated with these IDIQ contracts and contract options was approximately $13.1 billion, which may be realized over the next 15 years. This represents management’s estimate of potential value the company will receive. The actual amount of funding received in the future may be higher or lower.

REVIEW OF OPERATING SEGMENTS

AEROSPACE

Results of Operations and Outlook

Year Ended December 31	2006	2005	Variance
Net sales	$4,116	$3,433	$683	20%
Operating earnings	644	495	149	30%
Operating margin	15.6%	14.4%

Aircraft Deliveries (in units):
Green	113	89
Completion	104	84

The Aerospace group produced significant net sales growth in 2006 due largely to higher new aircraft deliveries to meet increased demand. In 2006, the group delivered 24 additional green aircraft, a 27 percent increase over 2005. Completions increased by 20 units, or 24 percent. A notable driver of the increased deliveries was the introduction of the mid-size G150 aircraft, which had 14 green deliveries and eight completions in 2006. Aircraft services volume also increased in 2006, while pre-owned aircraft sales were consistent with 2005. Of note, pre-owned aircraft deliveries as a percent of the group’s total unit deliveries declined to 9 percent in 2006 from 12 percent in 2005 and 16 percent in 2004, as more of the group’s customers chose to sell their pre-owned aircraft in the market rather than trading them in to the company.

        The group’s operating earnings and margins increased in 2006 as a result of the additional new aircraft volume and continued pricing improvements in all aircraft models. Improved margins on pre-owned aircraft sales also contributed to the earnings and margin growth in 2006. These increases in operating earnings were counteracted somewhat by a mix shift in the second half of the year that included proportionately more lower-margin, mid-size aircraft deliveries, as well as higher spending on research and development. The group’s resulting operating margins improved 120 basis points over 2005.

22    General Dynamics 2006 Annual Report

The company expects substantial sales growth in the Aerospace group in 2007. The group is projecting 139 new aircraft deliveries in 2007, a 23 percent increase over 2006, and the 2007 production schedule is substantially sold out. Based on new-aircraft orders over the past two years, the group anticipates continued pricing improvements on units to be delivered in 2007. The company expects the effect of these pricing improvements and continued operational efficiencies to offset a further shift in aircraft mix toward mid-size aircraft and increasing product development spending. As a result, the company expects the group’s margins in 2007 to approximate those achieved in 2006.

Year Ended December 31	2005	2004	Variance
Net sales	$3,433	$3,012	$421	14%
Operating earnings	495	393	102	26%
Operating margin	14.4%	13.0%

Aircraft Deliveries (in units):
Green	89	78
Completion	84	77

The Aerospace group’s net sales increased in 2005 because of higher new aircraft sales and increased aircraft services volume. Green aircraft deliveries were up 14 percent, and completions were up 9 percent. This growth was offset in part by lower pre-owned aircraft sales. Operating earnings and margins in 2005 grew significantly as a result of increased new aircraft volume, a more favorable mix of deliveries and improved pricing. Favorable cost performance in the aircraft services business and higher pre-owned aircraft earnings due to improved market conditions also contributed to the increase in earnings in 2005.

Summary of Aircraft Statistical Information

Sales contracts for new aircraft usually have two major milestones: the manufacture of the “green” aircraft and the aircraft’s completion, which includes exterior painting and installation of customer-selected interiors and optional avionics. The company records revenues at two points – when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the fully outfitted aircraft.

The following table summarizes key unit data for the Aerospace group’s orders and backlog:

Year Ended December 31	2006	2005	2004
New orders	159	124	96
Options exercised	—	—	1
Firm orders	159	124	97

As of December 31
Firm contracts in backlog	203	207	175
Completions in backlog*	49	42	39

*	Represents aircraft that have moved from green production to the completion process as of year end. The backlog includes only the value of the completion effort on these aircraft.

Backlog

        The Aerospace group’s backlog grew 16 percent in 2006 to $7.7 billion at year end. The group’s funded backlog was $6.9 billion at December 31, 2006, up 19 percent over 2005. The funded backlog made up over 90 percent of the group’s total backlog. In 2006, the group received a record level of orders for the third consecutive year. New aircraft orders have increased nearly 30 percent in each of the past three years. For seven out of the eight quarters in 2005 and 2006, the group achieved a book-to-bill ratio (orders divided by sales) greater than one.

New Aircraft Book-to-Bill Ratio 2004–2006*

*	Represents ratio of new aircraft orders to deliveries (in units) during the year.

The group’s backlog includes scheduled aircraft deliveries through 2011. NetJets Inc. (NetJets), a unit of Berkshire Hathaway Inc. and the leader in the fractional aircraft market, is responsible for a significant portion of the group’s backlog. NetJets purchases the aircraft for use in its fractional ownership program. The group’s funded backlog at year end included approximately $700 with NetJets, representing firm contracts for 32 aircraft, including 15 green aircraft that are scheduled for delivery in 2007. The unfunded backlog included approximately $550 with NetJets for maintenance and support services. The group also has 28 aircraft options with NetJets. Due to the uncertainty and extended time frames associated with the large-quantity aircraft orders historically placed by NetJets, particularly for mid-size aircraft, the company has removed from the backlog a NetJets order for 50 G150 aircraft.

General Dynamics 2006 Annual Report    23

The company has also removed options for 50 G150s and 50 G200s that had been included in the Aerospace group’s potential contract value. Deliveries of aircraft to NetJets are scheduled from 2007 through 2011 and represent from 3 percent to 10 percent of projected new aircraft sales in those years.

Scheduled Deliveries of Aerospace Funded Backlog

The group’s remaining $6.2 billion of funded backlog at year-end 2006 consisted of contracts with a broad range of customers from a variety of industries and included approximately $375 of contracts with government customers.

COMBAT SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2006	2005	Variance
Net sales	$5,983	$5,021	$962	19%
Operating earnings	677	576	101	18%
Operating margin	11.3%	11.5%

The Combat Systems group generated substantial growth in net sales and operating earnings in 2006 compared with 2005. The group benefited from strong domestic and international demand for its combat vehicles and armaments and munitions products, due in part to ongoing U.S. operations in Iraq and Afghanistan. Combat Systems’ operating margins were down slightly in 2006 because of a shift in mix from higher-margin products throughout the group, including the exit from commercial trading activities in the group’s European operations.

The Stryker wheeled combat vehicle contract continued to be the group’s largest program, with total deliveries to date approaching 2,000 units. Stryker deliveries in 2006 included the Mobile Gun System and Nuclear, Biological and Chemical Reconnaissance vehicles, the final two of the 10 variants in the Stryker family of combat vehicles. The group also experienced higher activity on several other combat vehicle programs during 2006, including the Army’s Future Combat Systems (FCS) program and various domestic and international light armored vehicle (LAV) contracts. In particular, sales were up significantly in the group’s European business from volume that had been delayed on a number of vehicle production programs, including the Pandur II wheeled armored vehicle. High demand in the group’s armament business for systems that protect U.S. combat forces was also a strong contributor to the increased sales. In the group’s munitions business, a late-2005 award to provide small-caliber ammunition to the Army also made a significant contribution to the group’s growth in 2006.

The group’s acquisition of Chamberlain Manufacturing Corporation’s Scranton operation (Scranton Operation) on July 7, 2006, contributed approximately 1 percent of the group’s sales growth over 2005. The Scranton Operation is a supplier of large-caliber projectile metal parts to the U.S. government.

In January 2007, the group acquired SNC Technologies Inc. (SNC TEC), with operations in Quebec, Canada, from SNC-Lavalin Group Inc. SNC TEC is an ammunition systems integrator that supplies small-, medium- and large-caliber ammunition and related products to the Canadian Forces, other national defense customers and law enforcement agencies around the world.

The company expects the Combat Systems group to experience sales growth in the low-double-digit range in 2007, including the effect of the SNC TEC acquisition. Operating margins in 2007 should improve somewhat over the 2006 margins.

Year Ended December 31	2005	2004	Variance
Net sales	$5,021	$4,407	$614	14%
Operating earnings	576	522	54	10%
Operating margin	11.5%	11.8%

The Combat Systems group produced solid growth in net sales and operating earnings in 2005. Higher production activity on the Stryker program was the largest contributor to this increase. Volume also increased on the M1A2 Abrams tank System Enhancement Package program, the Canadian RG-31 mine-protected personnel vehicle contract and the Saudi Arabian National Guard LAV contract. In the armaments and munitions businesses, demand increased in 2005 for reactive armor; systems that protect U.S. combat forces; and large-, medium- and small-caliber ammunition. These increases were offset in part by lower sales volume in the group’s European business stemming from delays in the timing of customer requirements and the completion of several international combat vehicle programs in 2004.

24    General Dynamics 2006 Annual Report

Backlog

The Combat Systems group generated $8.2 billion in new order activity in 2006. The group’s total backlog grew 28 percent to $12 billion at year-end 2006. Funded backlog increased 45 percent in 2006, reaching $10.1 billion at December 31. The group’s backlog consists primarily of long-term production contracts that have scheduled deliveries through 2014.

The group’s backlog at December 31, 2006, included approximately $1.7 billion for the Army’s FCS program. The company is leading the system development of the Manned Ground Vehicle element of the program, as well as the development of the autonomous navigation systems for FCS ground vehicles. The company’s current contract extends through 2012.

The Combat Systems group’s backlog at year end included approximately $1.2 billion for the Army’s Stryker wheeled combat vehicle program. In 2006, the group received orders under the Stryker program worth approximately $1.3 billion. These awards included approximately $750 for the production of 518 vehicles. The remainder of the awards in 2006 was for engineering and logistics support. In addition to the year-end backlog, the group was awarded a contract in January 2007 worth $145 for logistics support of the Stryker program.

The M1 Abrams main battle tank also represents a significant portion of the group’s backlog. This includes both the M1A2 System Enhancement Package (SEP) and the M1A1 Abrams Integrated Management (AIM) programs. Under the SEP program, the company retrofits M1A2 Abrams main battle tanks with improved electronics, command-and-control capabilities and armor enhancements that are designed to improve the tank’s effectiveness. The group’s backlog at year end included approximately $1.1 billion for the SEP program. In 2006, the group received orders valued at over $1 billion. These awards included approximately $515 to upgrade 240 M1A2 Abrams tanks to the SEP configuration and a contract worth approximately $425 to reset and upgrade 72 M1A2 Abrams tanks returning from Operation Iraqi Freedom and procure long-lead material needed to reset and upgrade an additional 240 tanks in the future. In 2006, the group received contracts valued at over $450 for the refurbishment of approximately 500 M1A1 tanks through the AIM process. The year-end backlog included approximately $550 for the AIM program. Under this program, M1A1 Abrams main battle tanks are completely overhauled and returned to a like-new condition.

The group’s backlog at year end included approximately $225 for the Marine Corps’ Expeditionary Fighting Vehicle (EFV) program. The group is continuing the system design and development phase of the EFV program. Combat Systems also provides LAVs to the Marine Corps. The group was awarded a contract in 2006 worth over $300 to provide 151 eight-wheeled LAVs in various configurations. The vehicles are scheduled to be delivered in 2007 and 2008.

Internationally, the group was awarded several significant combat vehicle contracts in 2006. The Belgian government selected the group’s Piranha wheeled armored vehicle for its Armored Infantry Vehicle program. The program calls for up to 242 vehicles and related logistics support and is worth approximately $600 if all options are exercised. The Czech Republic selected the group for a contract to produce 199 eight-wheeled Pandur II armored personnel carriers for the Czech army, for delivery between 2007 and 2012. The contract has an option for 35 additional vehicles and is worth up to $1 billion.

The Combat Systems group has several other significant international, long-term combat vehicle production contracts in backlog. The group’s Leopard 2E program is a long-term battle tank manufacturing contract for the Spanish army using a design licensed from a German company. The group’s backlog at year end included approximately $400 for the production of 147 Leopard tanks, with deliveries scheduled through 2009. The group also produces Pizarro Advanced Infantry Fighting Vehicles for the Spanish army. The backlog at the end of the year included approximately $660 for the production of 191 Pizarro vehicles scheduled for delivery through 2013. The group’s backlog at year end also included approximately $450 for a contract with the government of Portugal for 260 Pandur II vehicles.

        In 2006, the group received a contract worth approximately $370 from the Spanish army to supply long-range SPIKE missile systems. Under this contract, the company has been asked to manufacture 260 launchers and 2,600 missiles and provide related logistics support.

In addition, the Combat Systems group’s backlog at year end included approximately $1.9 billion in armament, munitions, detection systems and composite-structures programs. In 2006, the Army awarded the group a $165 delivery order for the production of Hydra-70 (70mm) rockets, motors and warheads. The order is part of a five-year requirements contract with a total value received to date of over $330. Additionally, the group received a contract modification from the Army valued at approximately $190 for small-caliber ammunition. This award extended through 2007 a contract previously awarded in 2005 and increased the contract value to approximately $380. The contract has a total potential value of approximately $1.2 billion if all options are exercised. The Army also awarded the group a contract worth approximately $130 for the production of reactive armor tile sets for Bradley Fighting Vehicles and a contract with a potential value of $60 for Abrams reactive armor tile sets.

General Dynamics 2006 Annual Report    25

MARINE SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2006	2005	Variance
Net sales	$4,940	$4,695	$245	5%
Operating earnings	375	249	126	51%
Operating margin	7.6%	5.3%

The Marine Systems group’s net sales increased in 2006 due primarily to an increase in volume on ship design and construction contracts for the U.S. Navy. Activity continued to increase in 2006 on the T-AKE combat logistics ship and Virginia-class submarine construction programs. In 2006, the company delivered the Lewis and Clark, the first ship under the current nine-ship T-AKE contract. Ships two through six are currently under construction. The Virginia-class program includes a four-ship cost-reimbursable “Block I” contract and a six-ship fixed-priced “Block II” contract. In 2006, the group delivered the Texas and the Hawaii, the second and third ships of the Block I contract. The fourth Block I ship is scheduled for delivery in 2008, and construction has begun on the first four ships of the Block II contract. The group also continued construction of its first Littoral Combat Ship and detail design of the DDG-1000 next-generation destroyer. The growth on these programs was offset in part by declining volume on the group’s contract to convert four ballistic-missile submarines to a conventional-strike configuration (SSGN) and its commercial tanker contract. The group returned to service the second and third SSGNs, the Florida and the Michigan, and completed the final commercial tanker in 2006.

Marine Systems produced significant improvement in operating earnings in 2006, resulting in an increase in operating margins of 230 basis points over 2005. The most notable impact came from the group’s commercial tanker program and its submarine repair and overhaul business. In 2005, the group experienced $50 of cost growth on its contract to build four double-hull oil tankers, which negatively impacted operating earnings and margins. The final ship under this contract was delivered in 2006, two weeks ahead of schedule. Final settlement of the contract with the customer and efficiencies achieved in labor-hour performance on the completion of the contract generated positive earnings on the contract in 2006. The group also recorded losses on two submarine maintenance and overhaul contracts in 2005 totaling approximately $20. These losses resulted from customer-requested change orders that the group fulfilled prior to securing adequate contract protection. The group has implemented a more structured approach to managing customer change requirements, and the performance in the group’s overhaul and repair business improved significantly in 2006.

Operating earnings and margins in 2006 also benefited from increased profitability on the group’s Arleigh Burke-class (DDG-51) destroyer construction program. In 2006, Marine Systems delivered the Farragut and the Gridley, the 26th and 27th ships of the class completed by the group. The group continues to generate significant labor-hour efficiencies and cost savings on the program, which includes delivery of seven more ships through 2011.

The group experienced cost growth in 2005 on the Navy’s T-AKE program primarily from engineering- and design-related changes imposed by the customer. The company has submitted a formal request for equitable adjustment with the customer seeking approximately $600 of additional contract payments for the rework effort and scope growth caused by these changes. The Navy is evaluating the claim, and the company expects a resolution of this matter in 2007. The company is recording revenue at a break-even level based on the assumed recovery of a portion of this claim (see Note G to the Consolidated Financial Statements).

The company expects sales in the Marine Systems group in 2007 to be similar to the 2006 volume, with improving margins as the Virginia-class, DDG-51 and T-AKE programs in particular continue to achieve efficiencies associated with program maturity and shipyard capital investments.

Year Ended December 31	2005	2004	Variance
Net sales	$4,695	$4,726	$(31)	(1)%
Operating earnings	249	292	(43)	(15)%
Operating margin	5.3%	6.2%

In 2005, the Marine Systems group’s net sales were consistent with 2004. Higher volume on the Virginia-class submarine and T-AKE programs was offset by the completion of the Seawolf-class submarine program in 2004, lower activity on the group’s commercial tanker contract, and fewer repair and engineering contracts.

Program losses in 2005 adversely affected the group’s operating earnings and margins. As previously discussed, the company recognized losses on its commercial tanker contract and two submarine maintenance and overhaul contracts in 2005, which depressed the group’s operating earnings and margins.

Backlog

26    General Dynamics 2006 Annual Report

The Marine Systems group’s backlog consists of long-term submarine and ship construction programs, as well as repair and engineering contracts. The group ended 2006 with a total backlog of $14 billion compared with $15.4 billion at year-end 2005. The group’s funded backlog was up 12 percent from $8.4 billion to $9.4 billion. The group generally receives large contract awards that provide backlog for several years. The current backlog includes shipbuilding programs through 2014.

The backlog at year end included $7 billion for the Virginia-class submarine program, the group’s largest contract in backlog. The group has delivered three Virginia-class submarines, including two in 2006, and the backlog includes seven additional ships. Two submarines are scheduled for delivery in 2008, with one delivery per year beginning in 2010 for the remaining five ships under contract. The company is the prime contractor on the Virginia-class program, and construction is shared equally with its teaming partner. In 2006, the Navy awarded the group contract modifications worth over $2.6 billion that provide funding for the construction of the eighth and ninth submarines and advance procurement for the tenth ship.

The group’s backlog at year end also included $1.4 billion for the construction of the remaining eight ships under contract under the Navy’s T-AKE program. The group delivered the lead ship of the T-AKE class in 2006. The Navy exercised an option in 2006 worth approximately $320 for the ninth T-AKE ship, bringing the total contract value to $2.8 billion. Deliveries of these ships are scheduled through 2010.

Another significant component of the Marine Systems group’s backlog is the Arleigh Burke-class DDG-51 destroyer program. At year-end 2006, the backlog included $1.8 billion for seven DDG destroyers scheduled for delivery through 2011. In parallel with the completion of the DDG-51 program, the Navy and industry are transitioning to construction of the next-generation guided-missile destroyer, the DDG-1000 Zumwalt Class, formerly known as DD(X). In 2006, the Navy awarded the group one of two contracts, valued at approximately $115, for the detail design of the ship. In January 2007, the Navy exercised an option worth $257 to complete the design effort for DDG-1000.

In 2006, the company signed a contract worth $1 billion with U.S. Shipping Partners, L.P., for the construction of nine product-carrier tankers. The ships are scheduled for delivery between 2009 and 2014. The contract includes options for five additional ships, which will be added to the group’s backlog if exercised.

Marine Systems leads one of two teams selected for the development and construction of the Littoral Combat Ship (LCS), the Navy’s newest class of high-speed surface combatants. The LCS is designed to operate in coastal areas against terrorist threats, high-speed swarm boats, mines and diesel submarines. In 2006, the Navy exercised an option worth $208 for the construction of a second LCS. The company’s first and second ships under the LCS program are scheduled for delivery in 2008 and 2009, respectively.

The group’s backlog includes $135 for the SSGN program. Under this contract, the group is converting four Trident ballistic-missile submarines to an SSGN configuration, a multi-mission submarine optimized for tactical strike and special-operations support. The company delivered the second and third submarines under contract in 2006, and the conversion of the fourth submarine is scheduled for completion in 2007.

In January 2007, the Navy awarded the group a seven-year contract for the maintenance and repair of LHA- and LHD-class amphibious assault ships. The contract has a potential value of $400, including options to extend the contract through 2013.

INFORMATION SYSTEMS AND TECHNOLOGY

Results of Operations and Outlook

Year Ended December 31	2006	2005	Variance
Net sales	$9,024	$7,826	$1,198	15%
Operating earnings	976	865	111	13%
Operating margin	10.8%	11.1%

The Information Systems and Technology group’s net sales and operating earnings increased in 2006, due largely to business acquisitions in 2005 and 2006. In 2006, the company acquired Anteon International Corporation (Anteon) and FC Business Systems, Inc. (FCBS), to expand the group’s information technology (IT) and mission services business. The company completed three smaller acquisitions in the group’s tactical communications systems business in 2005. In addition to acquisitions, the group experienced solid growth in its domestic IT services and tactical communications systems businesses, including the following key programs:

•

Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2), which supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide;

•	Network-Centric Solutions (NETCENTS), which provides information technology, networking, and voice, video and data communications products and services to support the U.S. Air Force;

•	Common Hardware/Software III (CHS-3), which provides updated commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other federal agencies worldwide;

•	Canadian Maritime Helicopter Project (MHP), which provides integrated mission systems for 28 state-of-the-art helicopters that are intended to replace Canada’s aging fleet of marine helicopters; and

•	Mobile User Objective System (MUOS), which enables on-the-move satellite connectivity for U.S. and allied forces.

Increased demand for wireless network solutions for commercial wireless carriers also contributed to the group’s sales growth.

General Dynamics 2006 Annual Report    27

The group’s sales growth in 2006 was tempered by the anticipated decline in activity on several programs, in particular the United Kingdom’s BOWMAN program and the Pentagon Renovation contract. BOWMAN is the secure digital voice and data communications system for the U.K. armed forces. In the second half of 2006, the BOWMAN program began transitioning from the production and installation phase to maintenance and long-term support activities. The group’s intelligence-systems business also experienced lower volume in 2006. The group’s resulting organic growth over 2005 was approximately 2 percent.

In 2006, the group’s contract mix began to transition from a core holding of mature production programs to include more development-stage contracts, which typically carry lower margins and lower revenue levels. In addition, the group faced delays in some of its programs as the Defense Department shifted funds away from these contracts to support the ongoing conflicts in Iraq and Afghanistan. These factors limited the group’s sales growth in 2006 and, when combined with the impact of lower margins contributed by recently acquired businesses, led to a slight decrease in the group’s operating margins for the year.

In 2007, the company expects 7 to 8 percent sales growth for the group, with some reduction in operating margins as the group integrates the recent acquisitions and the shift in contract mix continues.

Year Ended December 31	2005	2004	Variance
Net sales	$7,826	$6,722	$1,104	16%
Operating earnings	865	718	147	20%
Operating margin	11.1%	10.7%

The group’s net sales and operating earnings improved substantially in 2005. The group experienced a significant increase in activity on its programs that provide secure communications and network systems to U.S. forces around the world, including ICE2, CHS-3, MUOS and the Joint Tactical Radio System (JTRS) handheld/manpack/small form fit (HMS) radio. Internationally, the BOWMAN program and the MHP contract also contributed to the significant sales volume in 2005. Acquisitions in 2004 and 2005 contributed about 40 percent of the group’s 2005 sales growth. Operating margins in 2005 improved over 2004 due to the timing and mix of contract performance phases and customer deliveries, and cost savings achieved from the continued integration of acquired businesses.

Backlog

The Information Systems and Technology group’s backlog grew 6 percent in 2006 to $10 billion at year end. The group’s funded backlog increased 8 percent over 2005, reaching $7.5 billion. The group continued to generate significant order activity in 2006, achieving a book-to-bill ratio (orders divided by sales) greater than one for the fourth consecutive year. Unlike the company’s other defense businesses, the Information Systems and Technology group’s backlog consists primarily of a large number of mid-size contracts and programs, as well as several large-scale, long-term programs awarded over the past few years.

Programs that made up a significant portion of the group’s year-end backlog included over $600 for the U.K.’s BOWMAN program, approximately $500 for the MHP contract, $515 for the MUOS program and $490 for ICE2. The group received over $650 in orders on the ICE2 program in 2006.

In addition to these programs, the group received numerous significant contract awards in 2006.

The Information Systems and Technology group was awarded one of two contracts to prepare a design and implementation plan for an initial service area of the Integrated Wireless Network (IWN). Following the design phase in 2007, the customer plans to select a single contractor to implement this system. IWN is a collaborative effort between the Departments of Justice, Homeland Security and the Treasury intended to provide secure, seamless, interoperable and reliable nationwide wireless voice, data and multimedia communications among 80,000 federal agents and law enforcement officers engaged in disaster response, law enforcement, protective services and homeland defense.

The group was awarded a contract extension in 2006 worth approximately $100 to continue its support of the U.S. Joint Forces Command’s Joint Experimentation Program and Joint Futures Lab, bringing the total contract value to over $275. Under this program, the group is providing engineering, technical and administrative services for joint force concept development.

The Army awarded the group two contracts worth a combined $125 to support the Joint Network Node (JNN) program, bringing the total contract value to date to $380. Under JNN, the company is installing and deploying a tactical communications network for the Army.

28    General Dynamics 2006 Annual Report

The group also received an order worth approximately $190 under its JTRS HMS radio development contract. Under the JTRS contract, the group is developing small, lightweight software-defined radios for use by all branches of the U.S. military.

The Marine Corps awarded the group a contract valued at $230 for 165 Combat Operation Centers. These mobile command and control systems are intended to meet an urgent operational need for regiment- and battalion-level Marine Corps operations centers in Iraq.

The group’s backlog does not include approximately $9.2 billion of potential contract value associated with IDIQ contracts and unexercised options. The value of these arrangements grew by over 35 percent in 2006 and may be realized over the next 15 years. In 2006, funding under IDIQ contracts contributed over $2.5 billion to the group’s funded backlog.

The group was awarded several significant IDIQ contracts during 2006, including one of 16 contracts from the Army to provide services under the Information Technology Enterprise Solutions–2 Services (ITES-2S) program. ITES-2S is an IDIQ contract with a $20 billion program ceiling and a nine-year performance period. Under the ITES-2S contract, the participating contractors will provide information technology services to the Army in support of its enterprise infrastructure goals.

The Army selected the group for the first competitively awarded task order under the Total Engineering and Integration Services (TEIS) contract, an IDIQ multiple-award contract to provide IT engineering and technical support at customer sites worldwide. The TEIS contract has a ceiling value of approximately $800.

The Department of Homeland Security awarded the group one of 25 IDIQ contracts under its Enterprise Acquisition Gateway for Leading Edge Solutions (EAGLE) program. This contract is for the procurement of IT services under four functional categories, including engineering design, development, implementation and integration; operations and maintenance; software development; and management support services.

Information Systems and Technology was awarded one of six World-Wide Satellite Systems (WWSS) prime contracts to provide a family of military satellite communications terminals under a five-year IDIQ program worth up to $5 billion. The program is intended to support federal communications missions, including disaster relief and homeland security efforts.

In addition, the group was awarded a prime contract under the Design Engineering Support Program II (DESP II), a multiple-award IDIQ contract with a total potential value of $1.9 billion over five years. This contract is for design and engineering technical support services for Department of Defense mission weapon systems, components and support equipment.

CORPORATE

Corporate results consist primarily of compensation expense for stock options and a portion of the earnings from the company’s commercial pension plans.

In the second quarter of 2006, the company completed the sale of its aggregates business, as discussed in Note C to the Consolidated Financial Statements. In addition, the company has initiated a plan to sell its coal mining operation. With the sale of the aggregates business and the expected sale of the coal business, the operations previously reported as Resources have been reclassified to discontinued operations.

Results of Operations

Year Ended December 31	2006	2005	Variance
Net sales	$—	$—	$—
Operating expenses	(47)	(6)	(41)

The Corporate operating expense increased in 2006 over 2005 due to the company’s stock option expense. The company began expensing stock options on January 1, 2006. (See Note Q to the Consolidated Financial Statements for additional information regarding the company’s stock options.) The company expects 2007 stock option expense of approximately $60 – $65.

Year Ended December 31	2005	2004	Variance
Net sales	$—	$1	$(1)
Operating (expense) earnings	(6)	6	(12)

The Corporate results in 2004 included gains from the sale of the company’s remaining real estate holdings in southern California.

General Dynamics 2006 Annual Report    29

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the mid-1990s, General Dynamics embarked on a strategy of disciplined capital deployment, generating strong cash flow to enable a series of acquisitions designed to grow the company beyond its core platform businesses. These acquisitions incorporated new products and technologies and expanded the company’s customer base. Since 1995, the company has acquired 43 businesses for a total cost of over $16 billion. These actions have resulted in a larger, more diversified company, while preserving a strong balance sheet and sustained financial flexibility.

Year Ended December 31	2006	2005	2004
Net cash provided by operating activities	$2,128	$2,056	$1,803
Net cash used by investing activities	(2,316)	(181)	(786)
Net cash used by financing activities	(539)	(520)	(902)
Net (decrease) increase in cash and equivalents	(727)	1,355	115
Cash and equivalents at beginning of period	2,331	976	861
Cash and equivalents at end of period	1,604	2,331	976
Short- and long-term debt	2,781	3,287	3,293
Net debt (a)	$1,177	$956	$2,317
Debt-to-equity (b)	28.3%	40.4%	45.8%
Debt-to-capital (c)	22.1%	28.8%	31.4%

(a)	Net debt is calculated as total debt less cash and equivalents.
(b)	Debt-to-equity ratio is calculated as total debt divided by total equity.
(c)	Debt-to-capital ratio is calculated as total debt divided by total debt plus total equity.

General Dynamics’ management emphasizes the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. In 2006, for the fourth consecutive year, net cash provided by operating activities significantly exceeded net earnings. The company employed this cash to complete acquisitions, continue its trend of annual dividend increases, repay maturing debt and repurchase its outstanding shares. As a result of this continued focus on cash generation and disciplined capital deployment, the company’s return on invested capital (ROIC) increased by 70 basis points during 2006 to 15.6 percent and has increased 320 basis points since 2003.

Return on Invested Capital

Management believes ROIC is a useful measure for investors, because it reflects the company’s ability to generate returns from the capital it has deployed in its operations. The company uses ROIC to evaluate investment decisions and as a performance measure in evaluating management. Management defines ROIC as net operating profit after taxes divided by the sum of the average debt and shareholders’ equity for the year. Net operating profit after taxes is defined as earnings from continuing operations plus after-tax interest and amortization expense. ROIC for 2004 through 2006 is calculated as follows:

Year Ended December 31	2006	2005	2004
Earnings from continuing operations	$1,710	$1,448	$1,194
After-tax interest expense	106	108	106
After-tax amortization expense	90	70	62
Net operating profit after taxes	1,906	1,626	1,362
Average debt and equity	12,220	10,948	10,249
Return on invested capital	15.6%	14.9%	13.3%

The company’s free cash flow from operations was $1.8 billion in 2006 and 2005, compared with $1.5 billion in 2004. Management defines free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing its common stock and paying dividends. The company uses free cash flow from operations to assess the quality of its earnings and as a performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the Consolidated Statement of Cash Flows:

Year Ended December 31	2006	2005	2004
Net cash provided by operating activities from continuing operations	$2,156	$2,033	$1,760
Capital expenditures	(334)	(262)	(253)
Free cash flow from operations	$1,822	$1,771	$1,507
Cash flow as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	126%	140%	147%
Free cash flow from operations	107%	122%	126%

30    General Dynamics 2006 Annual Report

Over the past ten years, the company has generated free cash flow from operations well in excess of its earnings from continuing operations during the period. With free cash flow from operations projected to approximate earnings from continuing operations in 2007, the company expects to continue to generate funds in excess of its short- and long-term liquidity needs. Management believes the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

The following is a discussion of the company’s major operating, investing and financing activities for each of the three years in the period ended December 31, 2006, as classified on the Consolidated Statement of Cash Flows.

Operating Activities

Net cash provided by operating activities was $2.1 billion in both 2006 and 2005 and $1.8 billion in 2004. In each year, net earnings was the primary driver of the company’s cash flow. Increasing levels of customer advances and deposits, particularly associated with new-aircraft order activity in the Aerospace group, also contributed to the strong cash provided by operating activities in each of these years.

Termination of A-12 Program. As discussed further in Note P to the Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.3 billion at December 31, 2006. If this were the outcome, the government contends the company would owe approximately $1.3 billion pretax. The company’s after-tax cash obligation would be approximately $665. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Cash used in investing activities was $2.3 billion in 2006, $181 in 2005 and $786 in 2004. The primary uses of cash in investing activities were business acquisitions and capital expenditures. In 2006 and 2005, these uses of cash were partially offset by proceeds from divestiture activities.

Business Acquisitions. In 2006, the company completed three acquisitions for a total of $2.3 billion. On January 17, the company acquired FC Business Systems, Inc., of Fairfax, Virginia. On June 8, the company acquired Anteon International Corporation (Anteon) of Fairfax, Virginia. As a condition of the Anteon acquisition, the company divested several of Anteon’s program management and engineering services contracts. The company received approximately $150 of after-tax proceeds from the sale of these contracts, resulting in a net purchase price of approximately $2.1 billion. On July 7, the company acquired Chamberlain Manufacturing Corporation’s Scranton, Pennsylvania, operation.

In 2005, the company completed three acquisitions for a total of approximately $275. On April 1, the company acquired MAYA Viz Ltd. of Pittsburgh, Pennsylvania. On August 16, the company acquired Tadpole Computer, Inc., of Cupertino, California. On September 2, the company acquired Itronix Corporation of Spokane, Washington.

In 2004, the company completed three acquisitions at a total cost of approximately $500. On July 9, the company acquired Spectrum Astro, Inc., of Gilbert, Arizona. On September 17, the company acquired TriPoint Global Communications Inc. of Newton, North Carolina. On November 1, the company acquired Engineering Technology Inc. of Orlando, Florida.

The company financed these acquisitions using commercial paper and cash on hand.

In January 2007, General Dynamics completed its acquisition of SNC Technologies Inc. for approximately $275. The company financed the transaction using cash on hand.

Capital Expenditures. Capital expenditures were $334 in 2006, $262 in 2005 and $253 in 2004. The company expects capital expenditures of approximately $500 in 2007. The anticipated increase over 2006 relates to planned facility improvements at Gulfstream and in the Marine Systems group. The company had no material commitments for capital expenditures as of December 31, 2006.

Sale of Assets. In 2006, the company sold its aggregates business for approximately $315 in cash, after taxes.

In 2005, the company completed the sales of several small, non-core businesses. The company received approximately $300 in cash, net of tax payments, from these divestiture activities. In 2004, the company sold two small, non-core businesses.

Financing Activities

Cash used by financing activities was $539 in 2006, $520 in 2005 and $902 in 2004. The company’s typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

Debt Proceeds, Net. In 2006, the company repaid $500 of its fixed-rate debt on the scheduled maturity date. There were no material debt repayments in 2005. In 2004, the company repaid $500 of floating-rate notes on the scheduled maturity date. The company also made net repayments of commercial paper of $182 in 2004. The company had no commercial paper outstanding as of December 31, 2006, 2005 and 2004. The company has approximately $2 billion in bank credit facilities that have not been drawn upon. These facilities are used to provide backup liquidity to the commercial paper program. The company does not have any significant scheduled debt repayments until 2008.

General Dynamics 2006 Annual Report    31

Dividends. The company’s board of directors declared an increased quarterly dividend of $0.23 per share in March 2006, the ninth consecutive annual increase. The board had previously increased the quarterly dividend to $0.20 per share in March 2005 and to $0.18 per share in March 2004.

Share Repurchases. In 2006, the company repurchased 1.2 million shares of its outstanding common stock in the open market at an average price of $63 per share. In 2005, the company repurchased 6.7 million shares at an average price of $54 per share. The company did not repurchase any shares during 2004. In June 2006, the company’s board of directors authorized management to repurchase up to 10 million shares of the company’s outstanding common stock on the open market. As of December 31, 2006, management was authorized to repurchase approximately 9.7 million shares – approximately 2 percent of the company’s total shares outstanding.

ADDITIONAL FINANCIAL INFORMATION

Off-Balance Sheet Arrangements

As of December 31, 2006, other than operating leases, the company had no material off-balance sheet arrangements, including guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to the company’s stock and classified in shareholders’ equity on the Consolidated Balance Sheet; or variable interests in entities that provide financing, liquidity, market risk or credit risk support to the company or engage in leasing, hedging or research and development services with the company.

Contractual Obligations and Commercial Commitments

The following tables present information about the company’s contractual obligations and commercial commitments as of December 31, 2006:

		Payment Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (a)	$3,396	$129	$882	$850	$1,535
Capital lease obligations	4	1	3	—	—
Operating leases	878	166	249	151	312
Purchase obligations (b)	18,516	9,099	5,231	2,525	1,661
Other long-term liabilities (c)	11,607	1,963	1,602	1,199	6,843
	$34,401	$11,358	$7,967	$4,725	$10,351

(a)	Includes scheduled interest payments. See Note J to the Consolidated Financial Statements for discussion of long-term debt.
(b)	Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $12.3 billion of purchase orders for products and services to be delivered under firm government contracts under which the company has full recourse under normal contract termination clauses. As disclosed in Note R to the Consolidated Financial Statements, the company expects to make approximately $41 of contributions to its retirement plans in 2007. This amount has been excluded from the above amount.
(c)	Represents other long-term liabilities on the company’s Consolidated Balance Sheet, including the current portion of long-term liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are largely based on historical experience. This amount also includes all liabilities under the company’s defined-benefit retirement plans, as discussed in Note R. See Note R for information regarding the plan assets available to satisfy these liabilities. Retirement plan assets and liabilities are presented net on the Consolidated Balance Sheet on a plan-by-plan basis.

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Letters of credit*	$1,485	$798	$194	$7	$486
Trade-in options*	302	264	38	—	—
	$1,787	$1,062	$232	$7	$486
*	See Note P to the Consolidated Financial Statements for discussion of letters of credit and aircraft trade-in options.

32    General Dynamics 2006 Annual Report

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

Management believes the following policies are critical and require the use of significant business judgment in their application:

Revenue Recognition–Government Contracts. The company accounts for sales and earnings under long-term government contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, the company recognizes contract revenue as the work progresses – either as the products are produced and delivered or as services are rendered, as applicable. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate to the circumstances.

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

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications. Contract estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the availability and timing of funding from the customer, and the timing of product deliveries. These estimates are based on the company’s best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of the company’s contracts. The company reviews its contract estimates periodically to assess revisions in contract values and estimated costs at completion and reflects changes in estimates in the current and future periods under the reallocation method.

The company recognizes revenue arising from claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable. In evaluating these criteria, management considers the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. The company recognizes revenue from award or incentive fees when there is a basis to reasonably estimate the amount of the fee. Estimates of award or incentive fees are based on actual award experience and anticipated performance.

Business Aircraft. The company accounts for contracts for business-jet aircraft in accordance with Statement of Position 81-1. These contracts usually provide for two major milestones: the manufacture of the “green” aircraft (i.e., before exterior painting and installation of customer-selected interiors and optional avionics) and its completion. The company records revenue at two points: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft.

The company does not recognize revenue at green delivery unless (1) a contract has been executed with the customer and (2) the customer can be expected to satisfy its obligations under the contract, as evidenced by the receipt of deposits from the customer.

Pre-owned Aircraft Inventories. In connection with orders for new aircraft, the company routinely offers customers trade-in options. Under these options, if exercised, the company will accept trade-in aircraft at a predetermined price based on estimated fair value. It is the company’s policy to limit the Aerospace group’s investment in pre-owned aircraft inventory at any point in time to $200, unless specifically authorized. Once acquired in connection with a sale of new aircraft, the company records pre-owned aircraft at the lower of trade-in value or estimated net realizable value. The company treats any excess of the trade-in price above the net realizable value as a reduction of revenue upon the recording of the new aircraft sales transaction.

General Dynamics 2006 Annual Report    33

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

Commitments and Contingencies. The company is subject to litigation and other legal proceedings arising either out of the ordinary course of its business or under provisions relating to the protection of the environment. Estimating liabilities and costs associated with these matters requires the use of judgment. The company records a charge against earnings when a liability associated with claims or pending or threatened litigation matters is probable and when the company’s exposure is reasonably estimable. The ultimate resolution of any exposure to the company may change as further facts and circumstances become known.

Deferred Contract Costs. Certain costs incurred in the performance of the company’s government contracts are recorded under GAAP but are not currently allocable to contracts. Such costs include a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts when they are paid. As permitted by AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the company has elected to defer these costs in contracts in process until they are paid, at which time the costs are charged to contracts and recovered from the government. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or one of two suppliers on long-term defense programs. The company regularly assesses the probability of recovery of these costs under its current and probable follow-on contracts. This assessment requires the company to make assumptions about future contract costs, the extent of cost recovery under the company’s contracts and the amount of future contract activity. These estimates are based on management’s best judgment. If the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

Retirement Plans. The company’s defined-benefit pension and other post-retirement benefit costs and obligations depend on various assumptions and estimates. The key assumptions relate to the interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. The company determines the discount rate used each year based on the rate of return currently available on high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. The company determines the long-term rate of return on assets based on historical returns and the current and expected asset allocation strategy. These estimates are based on the company’s best judgment, including consideration of current and future market conditions. In the event a change in any of the assumptions is warranted, future pension and post-retirement benefit cost could increase or decrease. Changes in the discount rate and expected long-term rate of return on plan assets for the company’s commercial pension plans and post-retirement benefit plans would have had the following impact on 2006:

	Increase 25 bps	Decrease 25 bps
Increase (decrease) to net pension income from:
Change in discount rate	$2	$(4)
Change in long-term rate of return on plan assets	3	(3)
Increase (decrease) to post-retirement benefit cost from:
Change in discount rate	$(1)	$1
Change in long-term rate of return on plan assets	(1)	1

The company’s contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government retirement plans. As permitted by AICPA Audit and Accounting Guide, Audits of Federal Government Contractors, the company has elected to defer recognition of the cumulative net unfunded benefit cost in its government plans to provide a better matching of revenues and expenses. As such, the company’s future earnings are not subject to the consequences of changes in the assumptions associated with these plans.

Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by setting forth the required methodology for recognizing income tax contingencies in the financial statements. FIN 48 is effective in the first quarter of 2007. The company expects the adoption of FIN 48 to result in an immaterial reduction to its reserve for tax contingencies.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value and establishes a framework for measuring fair value under GAAP. SFAS 157 also expands the required disclosures regarding fair value measurements. SFAS 157 is effective in the first quarter of 2008. The company does not expect the adoption of SFAS 157 to have a material effect on its results of operations, financial condition or cash flows.

34    General Dynamics 2006 Annual Report

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk, primarily from foreign currency exchange rates and interest rates. The company’s foreign currency exchange rate risk relates to receipts from customers, payments to suppliers, long-term debt and certain inter-company transactions denominated in currencies other than the company’s (or one of its subsidiaries’) functional currency. The company may enter into foreign currency forward contracts from time to time to fix the amount of firmly committed and forecasted non-functional payments, receipts and inter-company transactions related to its ongoing business and operational financing activities. These contracts are designed to minimize non-functional currency risks and/or risks associated with international subsidiaries that may enter into transactions outside of their own functional currency.

At December 31, 2006 and 2005, the company had $1.1 billion and $760, respectively, in notional contracts outstanding. A 10 percent unfavorable exchange rate movement in the company’s portfolio of foreign currency forward contracts would have resulted in an incremental realized pretax loss of $4 in 2006 and $5 in 2005, and an incremental unrealized pretax loss of $40 in 2006 and $26 in 2005. This exchange-rate sensitivity relates primarily to changes in U.S. dollar/Canadian dollar exchange rates. The company believes the realized and unrealized losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate commercial paper and short-term investments. As of December 31, 2006, the company had only fixed-rate debt outstanding. The company’s fixed-rate debt obligations are not putable and are not traded by the company in the market. The company would be subject to interest rate risk from outstanding commercial paper, but there were no outstanding balances at year-end 2006 or 2005.

The company’s investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of five years. As of December 31, 2006, the company held $1.6 billion in cash and equivalents to be used for general corporate purposes. Given the average weighted maturity of 11 days, a 10 percent unfavorable interest rate movement would have no immediate material impact on the value of the holdings. Historically, the company has not experienced material gains or losses on these instruments due to changes in interest rates.

The company is also subject to risk of rising labor and commodity prices, primarily on long-term fixed-price contracts. To the extent possible, the company includes terms in its contracts that are designed to protect it from this risk. The company has not entered into commodity hedging contracts but may do so as circumstances warrant. Some of the protective terms included in the company’s contracts are considered derivatives but are not accounted for separately because they are clearly and closely related to the host contract. The company does not believe that changes in labor or commodity prices will have a material impact on its results of operations or cash flows.

General Dynamics 2006 Annual Report    35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Earnings

	Year Ended December 31
(Dollars in millions, except per share amounts)	2006	2005	2004
Net Sales:
Products	$17,057	$15,030	$13,183
Services	7,006	5,945	5,685
	24,063	20,975	18,868
Operating Costs and Expenses:
Products	15,179	13,453	11,802
Services	6,259	5,343	5,135
	21,438	18,796	16,937
Operating Earnings	2,625	2,179	1,931
Interest, net	(101)	(118)	(148)
Other, net	3	8	(9)
Earnings from Continuing Operations before Income Taxes	2,527	2,069	1,774
Provision for income taxes, net	817	621	580
Earnings from Continuing Operations	1,710	1,448	1,194
Discontinued operations, net of tax	146	13	33
Net Earnings	$1,856	$1,461	$1,227
Earnings per Share
Basic:
Continuing operations	$4.24	$3.61	$2.99
Discontinued operations	0.36	0.03	0.08
Net earnings	$4.60	$3.64	$3.07
Diluted:
Continuing operations	$4.20	$3.58	$2.96
Discontinued operations	0.36	0.03	0.08
Net earnings	$4.56	$3.61	$3.04

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

36    General Dynamics 2006 Annual Report

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2006	2005
ASSETS
Current Assets:
Cash and equivalents	$1,604	$2,331
Accounts receivable	2,341	2,004
Contracts in process	3,988	3,152
Inventories	1,484	1,293
Assets of discontinued operations	109	283
Other current assets	354	386
Total Current Assets	9,880	9,449
Noncurrent Assets:
Property, plant and equipment, net	2,168	2,028
Intangible assets, net	1,184	898
Goodwill	8,541	6,686
Other assets	603	639
Total Noncurrent Assets	12,496	10,251
	$22,376	$19,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$7	$509
Accounts payable	1,956	1,686
Customer advances and deposits	2,949	2,565
Liabilities of discontinued operations	228	207
Other current liabilities	2,684	2,143
Total Current Liabilities	7,824	7,110
Noncurrent Liabilities:
Long-term debt	2,774	2,778
Other liabilities	1,951	1,667
Commitments and contingencies (see Note P)
Total Noncurrent Liabilities	4,725	4,445
Shareholders’ Equity:
Common stock	482	482
Surplus	880	645
Retained earnings	9,769	8,285
Treasury stock	(1,455)	(1,493)
Accumulated other comprehensive income	151	226
Total Shareholders’ Equity	9,827	8,145
	$22,376	$19,700

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2006 Annual Report    37

Consolidated Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2006	2005	2004*
Cash Flows from Operating Activities:
Net earnings	$1,856	$1,461	$1,227
Adjustments to reconcile net earnings to net cash provided by operating activities–
Depreciation and amortization of property, plant and equipment	251	226	213
Amortization of intangible assets	133	101	93
Stock-based compensation expense	61	39	51
Excess tax benefit from stock-based compensation	(47)	(2)	(2)
Deferred income tax provision	45	141	279
Discontinued operations, net of tax	(146)	(13)	(33)
(Increase) decrease in assets, net of effects of business acquisitions–
Accounts receivable	(160)	(555)	(65)
Contracts in process	(390)	(196)	(281)
Inventories	(237)	(122)	(62)
Increase (decrease) in liabilities, net of effects of business acquisitions–
Accounts payable	180	187	164
Customer advances and deposits	399	954	391
Other current and non-current liabilities	116	(129)	(183)
Other, net	95	(59)	(32)
Net Cash Provided by Operating Activities from Continuing Operations	2,156	2,033	1,760
Net Cash (Used) Provided by Discontinued Operations – Operating Activities	(28)	23	43
Net Cash Provided by Operating Activities	2,128	2,056	1,803
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2,342)	(277)	(543)
Capital expenditures	(334)	(262)	(253)
Proceeds from sale of discontinued operations, net	316	316	5
Proceeds from sale of assets, net – continuing operations	64	45	19
Other, net	(20)	(3)	(14)
Net Cash Used by Investing Activities	(2,316)	(181)	(786)
Cash Flows from Financing Activities:
Repayment of fixed-rate notes	(500)	—	—
Dividends paid	(359)	(314)	(278)
Proceeds from option exercises	253	148	169
Purchases of common stock	(85)	(348)	—
Excess tax benefit from stock-based compensation	47	2	2
Repayment of floating-rate notes	—	—	(500)
Net repayments of commercial paper	—	—	(182)
Other, net	105	(8)	(113)
Net Cash Used by Financing Activities	(539)	(520)	(902)
Net (Decrease) Increase in Cash and Equivalents	(727)	1,355	115
Cash and Equivalents at Beginning of Year	2,331	976	861
Cash and Equivalents at End of Year	$1,604	$2,331	$976

*	Revised to reconcile from net earnings.

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

38    General Dynamics 2006 Annual Report

Consolidated Statement of Shareholders’ Equity

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions)	Par	Surplus
Balance, December 31, 2003	$482	$356	$6,206	$(1,279)	$156	$5,921
Net earnings	—	—	1,227	—	—	1,227	$1,227
Cash dividends declared	—	—	(287)	—	—	(287)	—
Stock-based awards	—	160	—	73	—	233	—
Net gain on cash flow hedges	—	—	—	—	25	25	25
Foreign currency translation adjustments	—	—	—	—	70	70	70
Balance, December 31, 2004	482	516	7,146	(1,206)	251	7,189	$1,322
Net earnings	—	—	1,461	—	—	1,461	$1,461
Cash dividends declared	—	—	(322)	—	—	(322)	—
Stock-based awards	—	129	—	71	—	200	—
Shares purchased	—	—	—	(358)	—	(358)	—
Net loss on cash flow hedges	—	—	—	—	(6)	(6)	(6)
Foreign currency translation adjustments	—	—	—	—	(18)	(18)	(18)
Additional pension liability	—	—	—	—	(1)	(1)	(1)
Balance, December 31, 2005	482	645	8,285	(1,493)	226	8,145	$1,436
Net earnings	—	—	1,856	—	—	1,856	$1,856
Cash dividends declared	—	—	(372)	—	—	(372)	—
Stock-based awards	—	235	—	113	—	348	—
Shares purchased	—	—	—	(75)	—	(75)	—
Net loss on cash flow hedges	—	—	—	—	(23)	(23)	(23)
Foreign currency translation adjustments	—	—	—	—	78	78	78
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	(130)	(130)	—
Balance, December 31, 2006	$482	$880	$9,769	$(1,455)	$151	$9,827	$1,911

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2006 Annual Report    39

(Dollars in millions, except per share amounts or unless otherwise noted)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. General Dynamics’ businesses are organized into four groups: Aerospace, which produces Gulfstream aircraft and provides aircraft service operations; Combat Systems, which designs and manufactures land and expeditionary combat vehicles, armaments, and munitions; Marine Systems, which designs and constructs surface ships and submarines; and Information Systems and Technology, which provides mission-critical information systems and technologies. The company’s primary customers are the U.S. military, other government organizations, the armed forces of allied nations, and a diverse base of corporate and individual buyers of business aircraft.

Basis of Consolidation and Classification. The Consolidated Financial Statements include the accounts of General Dynamics Corporation and its wholly owned and majority-owned subsidiaries. The company eliminates all inter-company balances and transactions in the consolidated statements.

In 2005 and 2006, General Dynamics sold certain non-core businesses, as discussed in Note C. The financial statements for all prior periods have been restated to reflect the results of operations of these businesses in discontinued operations.

In March 2006, the company’s board of directors approved a two-for-one stock split, as discussed in Note M. The financial statements for all prior periods have been restated to reflect the effect of the split on share and per-share amounts.

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

Revenue Recognition. General Dynamics accounts for sales and earnings under long-term government contracts using the percentage-of-completion method of accounting in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The company estimates the profit on a contract as the difference between the total estimated revenue and the total estimated costs of a contract and recognizes that profit over the contract term. The company determines progress toward completion on production contracts based on either input measures, such as costs incurred, or output measures, such as units delivered, as appropriate. For services contracts, the company recognizes revenues as the services are rendered. The company applies earnings rates to all contract costs, including general and administrative (G&A) expenses on government contracts, to determine sales and operating earnings.

The company reviews earnings rates periodically to assess revisions in contract values and estimated costs at completion. The company applies the effect of any changes in earnings rates resulting from these assessments prospectively. The company charges any anticipated losses on contracts to earnings as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses on government contracts. The company recognizes revenue arising from claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable.

The company accounts for contracts for business-jet aircraft in accordance with Statement of Position 81-1. These contracts usually provide for two major milestones: the manufacture of the “green” aircraft and its completion. Completion includes exterior painting and installation of customer-selected interiors and optional avionics. The company records revenue at two points: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft. The company recognizes sales of all other aircraft products and services when the product is delivered or the service is performed.

General and Administrative Expenses. G&A expenses were $1.5 billion in 2006, $1.3 billion in 2005 and $1.2 billion in 2004. These expenses are included in operating costs and expenses on the Consolidated Statement of Earnings.

Research and Development Expenses. Company-sponsored research and development (R&D) expenses, including product development and bid and proposal costs, were $377 in 2006, $344 in 2005 and $326 in 2004. These expenses are included in operating costs and expenses on the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contract.

The Aerospace group has cost-sharing arrangements with some of its suppliers, which enhance the group’s internal development capabilities and offset a portion of the financial risk associated with the group’s product development efforts. These arrangements explicitly state that supplier

40    General Dynamics 2006 Annual Report

contributions are for reimbursements of costs the company incurs in the development of new aircraft models and technologies, and the company retains substantial rights in the products developed under these arrangements. The company records amounts received from these cost-sharing arrangements as a reduction of R&D expenses, as the company has no obligation to refund any amounts received under the agreement regardless of the outcome of the development effort. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when the company achieves a milestone event.

Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2006	2005	2004
Interest expense	$156	$154	$157
Interest income	(55)	(36)	(9)
Interest expense, net	$101	$118	$148
Interest payments	$155	$142	$149

Income Taxes. The company calculates its provision for federal, international and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. General Dynamics periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where it is not probable that the company’s tax position will be sustained, the company records its best estimate of the resulting tax liability and interest in the Consolidated Financial Statements.

Cash and Equivalents and Investments in Debt and Equity Securities. General Dynamics classifies its securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company considers securities with a maturity of three months or less to be cash equivalents. The company adjusts all investments in debt and equity securities to fair value. For trading securities, the adjustments are recognized in the Consolidated Statement of Earnings. Adjustments for available-for-sale securities are recognized as a component of accumulated other comprehensive income in the Consolidated Balance Sheet. The company had available-for-sale investments of $79 at December 31, 2006, and $57 at December 31, 2005. The company had no trading securities at the end of either period.

The contractual arrangements with some of the company’s international customers require the company to maintain certain advance payments made by these customers and apply them only to the company’s activities associated with these contracts. These advances totaled approximately $190 as of December 31, 2006.

Accounts Receivable and Contracts in Process. Accounts receivable are amounts billed and currently due from customers. Contracts in process represent recoverable costs incurred and, where applicable, accrued profit related to long-term government contracts for which the customer has not yet been billed (unbilled receivables).

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost for work-in-process inventories, which consist of aircraft components, is based on the estimated average unit cost of the units in a production lot, or specific identification. Cost for raw materials inventories is based on the first-in, first-out method, or specific identification. The company records pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value, determined at the time of trade and based on estimated fair value.

Property, Plant and Equipment, Net. Property, plant and equipment are carried at historical cost, net of accumulated depreciation and amortization. The company depreciates most of its assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods up to 50 years. Machinery and equipment are depreciated over periods up to 28 years.

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

The company reviews goodwill and indefinite-lived intangible assets for impairment annually by applying a fair-value-based test. The company completed the required annual goodwill impairment test during the fourth quarter of 2006 and did not identify any impairment.

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

General Dynamics 2006 Annual Report    41

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

The differences between the estimated fair value and carrying value of General Dynamics’ financial instruments were not material as of December 31, 2006 and 2005.

Stock-Based Compensation. On January 1, 2006, the company adopted SFAS 123(R), Share-Based Payment. See Note Q for a description of the company’s equity compensation plans and the details of the company’s stock compensation expense.

Prior to the adoption of SFAS 123R, the company accounted for its equity compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The company calculated compensation expense for stock options as the excess, if any, of the quoted market price of the company’s stock at the grant date over the exercise price.

If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, General Dynamics’ net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

Year Ended December 31	2005	2004
Net earnings, as reported	$1,461	$1,227

Add: Stock-based compensation expense included in reported net earnings, net of tax*	25	33
Deduct: Total fair-value-based compensation expense, net of tax	60	61
Pro forma	$1,426	$1,199

Net earnings per share —

Basic: As reported	$3.64	$3.07
Pro forma	$3.55	$3.00

Diluted: As reported	$3.61	$3.04
Pro forma	$3.52	$2.98

*	Represents restricted stock grants under the company’s Equity Compensation Plan and Incentive Compensation Plan.

Translation of Foreign Currencies. The functional currencies for General Dynamics’ international operations are the respective local currencies. The company translates foreign currency balance sheets from the respective functional currency to U.S. dollars at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of accumulated other comprehensive income, which is included in shareholders’ equity on the Consolidated Balance Sheet.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

In 2006, General Dynamics acquired three businesses for an aggregate of approximately $2.3 billion in cash.

Information Systems and Technology

•

Anteon International Corporation (Anteon) of Fairfax, Virginia, on June 8. Anteon is a leading systems integration company that provides mission, operational and information technology (IT) enterprise support to the U.S. government. As a condition of the acquisition, the company divested several of Anteon’s program management and engineering services contracts. The company received approximately $150 in after-tax proceeds from the sale of these contracts, resulting in a net purchase price of approximately $2.1 billion.

•	FC Business Systems, Inc. (FCBS), of Fairfax, Virginia, on January 17. FCBS provides a broad spectrum of engineering and IT services to government customers.

Combat Systems

•

Chamberlain Manufacturing Corporation’s Scranton, Pennsylvania, operation (Scranton Operation) on July 7. The Scranton Operation is a supplier of large-caliber projectile metal parts to the U.S. government.

In 2005, General Dynamics acquired three businesses for an aggregate of approximately $275 in cash. Each of these businesses is included in the Information Systems and Technology group.

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

42    General Dynamics 2006 Annual Report

In 2004, General Dynamics acquired three businesses for an aggregate of approximately $500 in cash.

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

General Dynamics funded each of the above acquisitions using commercial paper borrowings and cash on hand. The operating results of these businesses have been included with the company’s results as of the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the Anteon acquisition were still preliminary at December 31, 2006. The company is awaiting the completion of the identification and valuation of intangible assets acquired. The company expects the analyses to be completed during the first quarter of 2007.

Intangible assets consisted of the following:

December 31	2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,304	$(376)	$928
Other intangible assets	448	(192)	256
Total intangible assets	$1,752	$(568)	$1,184

December 31	2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$996	$(277)	$719
Other intangible assets	341	(162)	179
Total intangible assets	$1,337	$(439)	$898

The company amortizes contract and program intangible assets on a straight-line basis over one to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over one to 21 years.

Amortization expense was $133 in 2006, $101 in 2005 and $93 in 2004. The company expects to record annual amortization expense over the next five years as follows:

2007	$136
2008	131
2009	130
2010	127
2011	119

The changes in the carrying amount of goodwill by business group during 2006 and 2005 were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2004	$348	$1,982	$193	$3,905	$6,428
Acquisitions (a)	2	23	—	245	270
Other (b)	—	(13)	—	1	(12)
December 31, 2005	350	1,992	193	4,151	6,686
Acquisitions (a)	(7)	59	(8)	1,787	1,831
Other (b)	—	18	—	6	24
December 31, 2006	$343	$2,069	$185	$5,944	$8,541
(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for foreign currency translation.

General Dynamics 2006 Annual Report    43

C. DISCONTINUED OPERATIONS

On March 1, 2006, the company entered into a definitive agreement to sell its aggregates business. This transaction closed in the second quarter of 2006. The company received proceeds of approximately $315 from this transaction and recognized an after-tax gain of approximately $220 from the sale in 2006. In addition, the company began a process to sell its coal mining operation in 2006. With the sale of the aggregates business and the expected sale of the coal business, the operations previously reported as Resources have been reclassified to discontinued operations.

When the company initiated its plan to sell its coal business, it expected to complete the sale no later than the second quarter of 2007. In December 2006, the United Mine Workers of America ratified a renegotiated labor agreement with the Bituminous Coal Operators’ Association (BCOA). This revised labor agreement added significant benefits for the union members, resulting in a substantial increase in benefit obligations. The agreement also requires increased annual contributions by BCOA members with respect to various benefit enhancements. These enriched benefits were unforeseen by the company and had two effects on the expected sale of the coal business. The value the company expects to receive from a sale transaction has been reduced as a result of the increase in future benefit payments that will be required by the buyer, and the company now expects to withdraw from the multi-employer pension plan in which the coal business participates as a condition of the sale.

The combination of the reduction in the expected sales price and the withdrawal from the multi-employer plan resulted in an after-tax charge of $37 in the fourth quarter of 2006 in anticipation of the sale. The company continues to expect to close the sale of this business by the end of the second quarter of 2007, though the impact of the revised labor agreement on the negotiation process may delay the closing of a sale until after the second quarter.

In 2004, the company entered into definitive agreements to sell its aeronautical research and development business in the Information Systems and Technology group and its propulsion systems business in the Combat Systems group. These transactions closed in the first quarter of 2005. In addition to the 2004 agreements, the company sold two more businesses in the first quarter of 2005. These included the facilities research and development business and the airborne electronics systems business in the Information Systems and Technology group. The company received combined proceeds of approximately $300 and recognized an after-tax loss of $8 from these transactions in 2005.

The financial statements for all periods have been restated to remove the sales of each of these businesses from the company’s consolidated net sales and present the results of their operations in discontinued operations.

The summary of operating results from discontinued operations follows:

Year Ended December 31	2006	2005	2004
Net sales	$149	$315	$686
Operating expenses	183	297	646
Operating earnings	(34)	18	40
Other, net	(1)	13	8
Gain/(loss) on disposal	142	32	(3)
Earnings before taxes	107	63	45
Tax (benefit)/provision	(39)	50	12
Earnings from discontinued operations	$146	$13	$33

Assets and liabilities of discontinued operations consisted of the following:

December 31	2006	2005
Accounts receivable	$6	$30
Inventories	1	22
Property, plant and equipment, net	15	97
Goodwill	—	1
Retirement plan assets	14	55
Other assets	73	78
Assets of discontinued operations	$109	$283
Accounts payable	7	24
Debt	—	4
Retirement plan liabilities	94	68
Other liabilities	127	111
Liabilities of discontinued operations	$228	$207

D. EARNINGS PER SHARE

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of contingently issuable shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2006	2005	2004
Basic weighted average shares outstanding	403,424	401,637	399,126
Assumed exercise of stock options*	3,403	3,110	3,404
Contingently issuable shares	—	101	404
Diluted weighted average shares outstanding	406,827	404,848	402,934
*	Excludes the following outstanding options to purchase shares of common stock because including these options would be antidilutive: 2006 – 3,726; 2005 – 1,331; 2004 – 1,083.

44    General Dynamics 2006 Annual Report

E. INCOME TAXES

The following is a summary of the net provision for income taxes for continuing operations:

Year Ended December 31	2006	2005	2004
Current:
U.S. federal	$642	$460	$230
State*	12	4	(6)
International	118	82	73
Total current	772	546	297
Deferred:
U.S. federal	44	114	258
State*	(1)	3	6
International	2	24	15
Total deferred	45	141	279
Tax adjustments	—	(66)	4
Provision for income taxes, net	$817	$621	$580

*	The provision for state and local income taxes that is allocable to U.S. government contracts is included in operating costs and expenses on the Consolidated Statement of Earnings and, therefore, not included in the provision above.

Income tax payments were $743 in 2006, $522 in 2005 and $304 in 2004.

The reconciliation from the statutory federal income tax rate to the company’s effective income tax rate follows:

Year Ended December 31	2006	2005	2004
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax settlements	—	(3.2)	—
State tax on commercial operations, net of federal benefits	0.3	0.2	—
Impact of international operations	(1.0)	(0.4)	(1.6)
Qualified export sales exemption	(0.3)	(0.4)	(0.8)
Domestic production deduction	(0.5)	(0.4)	—
Domestic tax credits	(0.6)	(0.2)	(0.2)
Other, net	(0.6)	(0.6)	0.3
Effective income tax rate	32.3%	30.0%	32.7%

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

December 31	2006	2005
Post-retirement and post-employment liabilities	$194	$86
A-12 termination	91	91
Tax loss and credit carryforwards	35	69
Other	601	457
Deferred assets	$921	$703
Intangible assets	693	511
Property basis differences	143	185
Commercial pension asset	85	155
Capital Construction Fund	177	167
Long-term contract accounting methods	343	141
Lease income	29	33
Other	173	155
Deferred liabilities	$1,643	$1,347
Net deferred tax liability	$(722)	$(644)

The current portion of the net deferred tax liability was an asset of $139 at December 31, 2006, and $168 at December 31, 2005, and is included in other current assets on the Consolidated Balance Sheet. As of December 31, 2006, General Dynamics had U.S. and foreign operating loss carryforwards of $97, the majority of which begin to expire in 2016. The company had R&D and foreign investment tax credit carryforwards of $43 that begin to expire in 2011. The company provided a valuation allowance totaling $120 as of December 31, 2006, and $111 as of December 31, 2005, on some of its deferred tax assets, the recovery of which is uncertain.

Earnings from continuing operations before income taxes includes foreign income of $417 in 2006, $317 in 2005 and $288 in 2004. The company intends to reinvest indefinitely the undistributed earnings of some of its non-U.S. subsidiaries. As of December 31, 2006, the company had approximately $516 of earnings from international subsidiaries that had not been remitted to the United States. Should these earnings be distributed in the form of dividends or alternative means, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits applicable to such distributions.

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

General Dynamics 2006 Annual Report    45

withdrawals are subject to taxation plus interest. The CCF is collateralized by qualified assets as defined by the Maritime Administration. At December 31, 2006, General Dynamics had assigned approximately $420 in U.S. government accounts receivable to the CCF.

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to the litigation on June 23, 2004. The suit seeks recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the issues in the case. The court held that the company could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note P for more information regarding the A-12 contract.) The company is considering whether to appeal this decision. With respect to the other issues in the suit, the company has reached a basis for settlement with the Department of Justice. However, the settlement is pending final approval by the Department of Justice and the Joint Committee on Taxation of the Congress. If the settlement is approved, the company expects the refund to be approximately $35, including after-tax interest. The company has recognized no income from this matter.

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

The company expects the IRS to complete its examination of General Dynamics’ 2003 and 2004 income tax returns in 2007. The company has recorded liabilities for tax contingencies for all years that remain open to review. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

F. ACCOUNTS RECEIVABLE

Accounts receivable represent amounts billed and currently due from customers and consisted of the following:

December 31	2006	2005
U.S. government	$877	$736
International government	896	757
Commercial	568	511
Total accounts receivable	$2,341	$2,004

The receivables from international government customers relate primarily to long-term production programs for the Spanish government. The scheduled payment terms for some of these receivables extend beyond the next year. Other than these amounts, the company expects to collect substantially all of the December 31, 2006, accounts receivable balance during 2007.

G. CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to government contracts and consisted of the following:

December 31	2006	2005
Contract costs and estimated profits	$16,100	$15,524
Other contract costs	1,297	815
	17,397	16,339
Less advances and progress payments	13,409	13,187
Total contracts in process	$3,988	$3,152

Contract costs consist primarily of production costs and related overhead and G&A expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $352 as of December 31, 2006, and $264 as of December 31, 2005. The claims recognized include primarily the company’s estimate of the minimum probable recovery it is entitled to in connection with a request for equitable adjustment related to its T-AKE combat logistics ship contract. The company is seeking a contract price adjustment for engineering- and design-related changes imposed by the customer. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

        Other contract costs represent amounts recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The company expects to bill substantially all of its year-end 2006 contracts-in-process balance, with the exception of these other contract costs, during 2007.

46    General Dynamics 2006 Annual Report

H. INVENTORIES

Inventories represent primarily commercial aircraft components and consisted of the following:

December 31	2006	2005
Work in process	$715	$701
Raw materials	711	505
Pre-owned aircraft	44	69
Other	14	18
Total inventories	$1,484	$1,293

I. PROPERTY, PLANT AND EQUIPMENT, NET

The major classes of property, plant and equipment were as follows:

December 31	2006		2005
Machinery and equipment	$2,473		$2,252
Buildings and improvements	1,385		1,293
Land and improvements	169		163
Construction in process	161		130
Total property, plant and equipment	4,188	*	3,838	*
Less accumulated depreciation and amortization	2,020		1,810
Property, plant and equipment, net	$2,168		$2,028
*	The U.S. government provides certain of the company’s plant facilities; the company does not include these facilities above.

J. DEBT

Debt consisted of the following:

December 31		2006	2005
Fixed-rate notes	Interest Rate
Notes due May 2006	2.125%	$—	$500
Notes due May 2008	3.000%	499	499
Notes due August 2010	4.500%	699	698
Notes due May 2013	4.250%	999	999
Notes due August 2015	5.375%	400	400
Senior notes due 2008	6.320%	150	150
Term debt due 2008	7.500%	25	30
Other	Various	9	11
Total debt		2,781	3,287
Less current portion		7	509
Long-term debt		$2,774	$2,778

As of December 31, 2006, General Dynamics had outstanding $2.6 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. (See Note T for condensed consolidating financial statements.)

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes the interest payments and principal at maturity of these notes. As of December 31, 2006, the fair value of this currency swap was a $42 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. A final annual sinking fund payment of $5 is required in December 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at a rate of 7.5 percent annually.

As of December 31, 2006, other debt consisted primarily of two capital lease arrangements.

        As of December 31, 2006 and 2005, the company had no commercial paper outstanding but maintains the ability to access the market. The company has approximately $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2009 and a $975 multiyear facility expiring in December 2011. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities of approximately $767.

The aggregate amounts of scheduled maturities of the company’s debt for the next five years are as follows:

Year Ended December 31
2007	$7
2008	672
2009	2
2010	700
2011	1
Thereafter	1,399
Total debt	$2,781

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of December 31, 2006.

General Dynamics 2006 Annual Report    47

K. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

December 31	2006	2005
Retirement benefits	$739	$369
Workers’ compensation	546	412
Salaries and wages	457	387
Other*	942	975
Total other current liabilities	$2,684	$2,143
*	Consists primarily of contract-related costs assumed in business acquisitions, dividends payable, environmental remediation reserves, warranty reserves and insurance-related costs.

L. OTHER LIABILITIES

Other liabilities consisted of the following:

December 31	2006	2005
Deferred U.S. federal income taxes	$854	$806
Retirement benefits	386	261
Customer deposits on commercial contracts	308	216
Other*	403	384
Total other liabilities	$1,951	$1,667
*	Consists primarily of liabilities for warranty reserves, workers’ compensation and accrued costs of disposed businesses.

M. SHAREHOLDERS’ EQUITY

Stock Split. On March 1, 2006, the company’s board of directors authorized a two-for-one stock split that was effected in the form of a 100 percent stock dividend distributed on March 24, 2006, to shareholders of record at the close of business on March 13, 2006.

The total number of authorized common stock shares and par value were unchanged by this action. The stock split required retroactive restatement of all historical share and per share data in the first quarter of 2006. Shareholders’ equity was restated to give retroactive recognition of the stock split for all periods presented by reclassifying from surplus to common stock the par value of the additional shares resulting from the split.

Authorized Stock. General Dynamics’ authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by the board of directors.

Shares Issued and Outstanding. The company had 481,880,634 shares of common stock issued as of December 31, 2006 and 2005. The company had 405,792,438 shares of common stock outstanding as of December 31, 2006, and 400,363,054 shares of common stock outstanding as of December 31, 2005. No shares of the company’s preferred stock were outstanding as of either date. The only changes in the company’s shares outstanding during 2006 resulted from shares issued under its equity compensation plans (see Note Q for further discussion) and share repurchases in the open market. In 2006 the company repurchased 1.2 million shares at an average price of $63 per share.

Dividends per Share. Dividends declared per share were $0.92 in 2006, $0.80 in 2005 and $0.72 in 2004.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income as of December 31, 2006, consisted primarily of $289 of foreign currency translation adjustment, net of ($88) of deferred taxes, and ($130) of pension liability from the initial adoption of SFAS 158, net of $70 of deferred taxes.

N. FINANCE OPERATION

General Dynamics leases three liquefied natural gas tankers to an unrelated company. The leases are classified as direct financing leases and extend through 2009 with an option to the lessee to extend the leases for up to four more years at market prices. The components of the company’s net investment in the leases receivable are included in other current assets and other assets on the Consolidated Balance Sheet and consisted of the following:

December 31	2006	2005
Aggregate future minimum lease payments	$66	$87
Unguaranteed residual value	38	38
Unearned interest income	(19)	(29)
Net investment in leases receivable	$85	$96

The company is scheduled to receive annual minimum lease payments of $21 in 2007 and 2008 and $24 in 2009.

48    General Dynamics 2006 Annual Report

O. FOREIGN EXCHANGE RISK MANAGEMENT

General Dynamics is subject to foreign currency exchange rate risk stemming from receipts from customers, payments to suppliers, foreign currency debt and inter-company transactions in foreign currencies.

As a matter of policy, the company does not engage in interest rate or currency speculation. The company periodically enters into derivative financial instruments, principally foreign currency forward purchase and sale contracts, typically with terms of less than three years. These instruments are designed to hedge the company’s exposure to changes in exchange rates related to known and anticipated inter-company and third-party sale and purchase commitments made in non-functional currencies. The company also has a currency swap designated as a cash flow hedge that fixes its foreign currency variability on the principal and interest components of U.S. dollar-denominated debt held by one of the company’s Canadian subsidiaries, as discussed in Note J. There were no material derivative financial instruments designated as fair value or net investment hedges in 2005 and 2006.

The company recognizes all derivative financial instruments on the Consolidated Balance Sheet at fair value. Changes in fair value of derivative financial instruments are recorded in the Consolidated Statement of Earnings or in accumulated other comprehensive income, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

For derivative financial instruments not designated as cash flow hedges, the company marks these forward contracts to market value each period and records the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments offset losses and gains on the assets, liabilities and other transactions being hedged.

Gains and losses related to forward exchange contracts that qualify as cash flow hedges and the currency swap discussed above are deferred in accumulated other comprehensive income on the Consolidated Balance Sheet until the underlying transaction occurs. These gains and losses will be reclassified to earnings upon completion of the underlying transaction being hedged.

As of December 31, 2006, the fair value of the currency swap was a $42 liability, which offset the effect of changes in the currency exchange rate on the related debt. The fair value of outstanding forward exchange contracts was not material. Net gains and losses recognized in earnings in 2006 were not material. The company expects the amount of gains and losses in accumulated other comprehensive income that will be reclassified to earnings in 2007 will not be material.

P. COMMITMENTS AND CONTINGENCIES

Litigation

Termination of A-12 Program. In January 1991, the U.S. Navy terminated the company’s A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas, now owned by The Boeing Company, (the contractors) were parties to the contract with the Navy. Both contractors had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded the contractors repay $1.4 billion in unliquidated progress payments. The Navy agreed to defer collection of that amount pending a decision by the U.S. Court of Federal Claims (the trial court) on the contractors’ challenge to the termination for default, or a negotiated settlement.

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

On January 9, 2003, the company’s appeal was argued before a three-judge panel of the appeals court. On March 17, 2003, the appeals court vacated the trial court’s judgment and remanded the case to the trial court for further proceedings. The appeals court found that the trial court had misapplied the controlling legal standard in concluding the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the appeals court held that to uphold a termination for default, the trial court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance. The company does not believe the evidence supports such a determination. Pursuant to the direction of the appeals court, the trial court held further proceedings on June 29 and 30, 2004.

General Dynamics 2006 Annual Report    49

On April 13 and April 17, 2006, the trial court issued orders requesting further arguments by the parties on various issues presented by the appeals court’s remand instructions. Those arguments were held in May 2006.

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.3 billion at December 31, 2006. This would result in a liability for the company of approximately $1.3 billion pretax. The company’s after-tax charge would be approximately $735, or $1.81 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $665. The company believes it has sufficient resources to satisfy its obligation if required.

Other. Various claims and other legal proceedings incidental to the normal course of business are pending or threatened against the company. While it cannot predict the outcome of these matters, the company believes any potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on its results of operations, financial condition or cash flows.

Environmental

General Dynamics is subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. The company is directly or indirectly involved in environmental investigations or remediation at some of its current and former facilities, and at third-party sites not owned by the company but where it has been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, the company expects that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable contract costs and, therefore, reimbursed by the U.S. government.

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

Minimum Lease Payments

Total rental expense under operating leases was $198 in 2006, $178 in 2005 and $170 in 2004. Operating leases are primarily for facilities and equipment. Future minimum lease payments due during the next five years are as follows:

2007	$166
2008	140
2009	109
2010	90
2011	61
2012 and thereafter	312
Total minimum lease payments	$878

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.5 billion at December 31, 2006. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

As a government contractor, the company is occasionally subject to U.S. government investigations relating to its operations, including claims for fines, penalties, and compensatory and treble damages. Based on currently available information, the company believes the outcome of such ongoing government disputes and investigations will not have a material impact on its results of operations, financial condition or cash flows.

As of December 31, 2006, in connection with orders for 14 Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transactions. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2008 and totaled $302 as of December 31, 2006, down from $570 at December 31, 2005. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

50    General Dynamics 2006 Annual Report

Approximately one-fourth of the company’s employees are covered by 40 collective bargaining agreements with various labor unions. A number of these agreements expire within any given year. Historically, the company has been successful at renegotiating successor agreements without any material disruption of operating activities. The company expects to complete the renegotiation of eight collective bargaining agreements in 2007, covering approximately 2,000 employees. The company does not expect that the renegotiations will, either individually or in the aggregate, have a material impact on its results of operations, financial condition or cash flows.

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

The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2006	2005	2004
Beginning balance	$202	$199	$181
Warranty expense	70	33	53
Payments	(59)	(42)	(37)
Adjustments (a)	6	12	2
Ending balance (b)	$219	$202	$199

(a)	Includes warranty liabilities assumed in connection with acquisitions and foreign exchange translation adjustments.
(b)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

Q. EQUITY COMPENSATION PLANS

Equity Compensation Overview

The company has various equity compensation plans for employees, as well as for non-employee members of the board of directors, including:

•	the General Dynamics Corporation Equity Compensation Plan (Equity Compensation Plan),

•	the General Dynamics United Kingdom Share Save Plan (U.K. Plan),

•	the General Dynamics Corporation 1997 Incentive Compensation Plan (Incentive Compensation Plan),

•	the General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (Directors’ Stock Plan) and

•	various equity compensation plans assumed with the acquisition of Gulfstream Aerospace Corporation in 1999 (Gulfstream Plans).

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

Stock options may be granted either as incentive stock options, intended to qualify for capital gain treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or as options not qualified under the Code. All options granted under the Equity Compensation Plan are issued with an exercise price at the fair market value of the common stock on the date of grant. Awards of stock options vest over two years, with 50 percent of the options vesting in one year and the remaining 50 percent vesting the following year. Stock options awarded under the Equity Compensation Plan expire five years after the grant date. The company grants stock options to participants in its equity compensation plans on the first Wednesday of March based on the average of the high and low stock prices on that day as listed on the New York Stock Exchange.

Grants of restricted stock are awards of shares of common stock that are released approximately four years after the grant date. During that restriction period, recipients may not sell, transfer, pledge, assign or otherwise convey their restricted shares to another party. However, during the restriction period, the recipient is entitled to vote the restricted shares and to retain cash dividends paid on those shares.

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

Under the U.K. Plan, company employees located in the United Kingdom may invest designated amounts in a savings account to be used to purchase a specified number of shares of common stock, based on option grants that the employee may receive, at an exercise price of not less than 80 percent of the fair market value of the common stock. The options may be exercised three, five or seven years after the date of grant, depending on the terms of the specific award.

General Dynamics 2006 Annual Report    51

Options granted under the Gulfstream Plans prior to the company’s acquisition of Gulfstream were subject to different vesting periods based on the terms of the plans. At the time of the acquisition, substantially all of the outstanding Gulfstream options became fully vested options to purchase common stock of the company. No additional awards or grants may be made under the Gulfstream Plans.

The company issues common stock under its equity compensation plans from treasury stock. At December 31, 2006, in addition to the shares reserved for issuance upon the exercise of outstanding options, approximately 25 million shares have been authorized for options and restricted stock that may be granted in the future.

Stock-based Compensation Expense

On January 1, 2006, the company adopted SFAS 123(R), Share-Based Payment. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair value at the grant date. The company adopted SFAS 123R in the first quarter of 2006 using the “modified prospective transition method.” Under this transition method, the company must recognize stock-based compensation expense for all share-based payments granted after January 1, 2006, and for the portion of any awards granted prior to January 1, 2006, that had not vested as of that date. Accordingly, no prior periods have been restated to reflect stock option expense. The company implemented the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 107 (SAB 107) in its adoption of SFAS 123R. SAB 107 provides the SEC staff’s interpretation of SFAS 123R and provides further guidance on the valuation of share-based payments.

The company has also elected to adopt the alternative method of calculating the historical pool of tax benefits as permitted by FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. SFAS 123R requires the excess tax benefits the company receives from stock option exercises to be classified as cash flows from financing activities on the Consolidated Statement of Cash Flows. Prior to the adoption of SFAS 123R, the company classified these excess tax benefits as cash flows from operating activities on the Consolidated Statement of Cash Flows. The excess tax benefit resulting from stock option exercises recorded in 2006 was $47.

The adoption of SFAS 123R did not impact the company’s determination of compensation expense for restricted stock.

Stock-based compensation expense is included in general and administrative expenses for all periods presented. The following table details the components of stock-based compensation expense recognized in each of the past three years:

Year Ended December 31	2006	2005	2004
Stock options	$32	$—	$—
Restricted stock	8	25	33
Total stock-based compensation expense, net of tax	$40	$25	$33

Stock Options

The company recognizes compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. The company estimates the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31	2006	2005	2004
Expected volatility	16.6-24.9%	25.2-26.3%	28.3-30.7%
Weighted average expected volatility	24.0%	25.9%	30.7%
Expected term (in months)	48-58	45-51	27-51
Risk-free interest rate	4.4-5.0%	3.6-3.9%	2.3-3.1%
Expected dividend yield	1.5%	1.5%	1.6%

The company estimates expected volatility using the historical volatility of its common stock over a period equal to the expected term of the option. The company estimates the expected term using historical option exercise data to determine the expected employee exercise behavior. After consideration of the guidance provided by SFAS 123R and SAB 107 and upon review of the historical option exercise data, the company identified two employee populations that exhibit different exercise behaviors. Therefore, beginning in the first quarter of 2006, the company estimated different expected terms and determined a separate fair value for options granted for each of the two employee populations. The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.

The adoption of SFAS 123R resulted in a reduction of operating earnings and net earnings of $49 and $32, respectively, in 2006. This expense reduced the company’s 2006 earnings per share by $0.08. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note S). As of December 31, 2006, the company had $46 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.1 years.

52    General Dynamics 2006 Annual Report

A summary of option activity during 2006 follows:

	Shares Under Option	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2005	18,032,228	$43.39
Granted	4,789,166	62.44
Exercised	(6,386,109)	41.04
Forfeited/canceled	(367,302)	55.09
Outstanding at December 31, 2006	16,067,983	$49.73	2.8	$396
Vested and expected to vest at December 31, 2006	15,789,743	$49.57	2.8	$391
Exercisable at December 31, 2006	8,468,782	$42.08	1.9	$273

The weighted average fair value per option granted in 2006, 2005 and 2004 was $14.46, $11.63 and $8.79, respectively. In the table above, intrinsic value is calculated as the difference between the market price of the company’s stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised in 2006, 2005 and 2004 was $160, $87 and $132, respectively. The company received cash of $253 from the exercise of stock options in 2006.

Restricted Stock

The company determines the fair value of restricted stock as the average of the high and low market prices of the company’s stock on the date of grant. The company recognizes compensation expense related to restricted stock on a straight-line basis over the period during which the restriction lapses, which is generally four years.

In 2006, the company recognized $12 of compensation expense related to restricted stock before income taxes, or $8 net of income taxes. As of December 31, 2006, the company had $35 of unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.6 years.

A summary of restricted stock activity during 2006 follows:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	2,431,190	$51.80
Granted	587,108	61.52
Vested	(375,852)	44.84
Forfeited	(54,789)	55.98
Nonvested at December 31, 2006	2,587,657	$54.93

The total fair value of shares vested in 2006, 2005 and 2004 was $21, $26 and $42, respectively.

R. RETIREMENT PLANS

The company provides defined-benefit pension and other post-retirement benefits to eligible employees.

Retirement Plan Summary Information

Pension Benefits. As of December 31, 2006, the company had six noncontributory and five contributory trusteed, qualified defined-benefit pension plans covering substantially all of its government business employees, and two noncontributory plans covering substantially all of its commercial business employees. The primary factors affecting the benefits earned by participants in the company’s pension plans are employees’ years of service and compensation levels.

The company also sponsors several unfunded non-qualified supplemental executive plans, which provide participants with additional benefits, including excess benefits over limits imposed on qualified plans by federal tax law.

Other Post-retirement Benefits. General Dynamics maintains plans that provide post-retirement health care coverage for many of its current and former employees and post-retirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service and salary level at retirement. The coverage provided and the extent to which the retirees share in the cost of the program vary throughout the company. The plans provide health and life insurance benefits only to those employees who retire directly from the service of the company and not to those who terminate service/seniority prior to eligibility for retirement.

Defined-contribution Benefits. In addition to the defined-benefit plans, the company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on both a pretax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may

General Dynamics 2006 Annual Report    53

contribute to various investment alternatives, including investment in the company’s common stock. In certain plans, the company matches a portion of the employees’ contributions with contributions to a fund that invests in the company’s common stock. The company’s contributions to these defined-contribution plans totaled $172 in 2006, $137 in 2005 and $101 in 2004. The defined-contribution plans held approximately 35 and 32 million shares of the company’s common stock at December 31, 2006 and 2005, respectively, representing approximately 9 and 8 percent of the company’s outstanding shares at each date.

Adoption of SFAS 158

On December 31, 2006, the company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amended SFAS 87, Employers’ Accounting for Pensions, SFAS 106, Employers’ Accounting for Postretirement Benefits, and SFAS 132(R), Employers’ Disclosures About Pension and Other Postretirement Benefits. SFAS 158 requires companies to recognize an asset or liability on the balance sheet for the full funded status of defined-benefit retirement plans. The difference between the asset or liability recognized under SFAS 87 or SFAS 106 and the full funded status of these plans is recorded directly to accumulated other comprehensive income (AOCI) in shareholders’ equity on the Consolidated Balance Sheet. SFAS 158 does not change the measurement or reporting of periodic pension or post-retirement benefit cost.

Defined-benefit Retirement Plan Summary Financial Information

The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of the company’s defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of year	$(7,463)	$(6,892)	$(1,197)	$(1,173)
Service cost	(266)	(236)	(18)	(16)
Interest cost	(424)	(399)	(67)	(68)
Amendments	497	(29)	(2)	(18)
Actuarial gain/(loss)	244	(277)	69	(9)
Settlement/curtailment/other	(143)	37	(3)	—
Benefits paid	360	333	84	87
Benefit obligation at end of year	$(7,195)	$(7,463)	$(1,134)	$(1,197)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$6,815	$6,776	$375	$366
Actual return on plan assets	651	403	43	30
Employer contributions	14	11	22	24
Settlement/curtailment/other	22	(42)	—	—
Benefits paid	(348)	(333)	(44)	(45)
Fair value of assets at end of year	7,154	6,815	396	375
Funded status at end of year	$(41)	$(648)	$(738)	$(822)

Amounts recognized in the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2006	2005	2006	2005
Noncurrent assets	$426	$367	$—	$—
Current liabilities	(414)	(53)	(325)	(316)
Noncurrent liabilities	(67)	(54)	(319)	(207)
Discontinued operations	14	55	(94)	(68)
Net (liability)/asset recognized	$(41)	$315	$(738)	$(591)

54    General Dynamics 2006 Annual Report

Amounts recognized in AOCI as of December 31, 2006, consisted of the following:

	Pension Benefits	Other Post-retirement Benefits
Net actuarial loss	$622	$141
Prior service cost	(563)	(3)
Remaining transition obligation	—	3
Total amount recognized in AOCI	59	141
Net retirement plan asset/(liability)	$18	$(597)

The following represent amounts included in AOCI on the Consolidated Balance Sheet as of December 31, 2006, that the company expects to recognize in earnings in 2007:

	Pension Benefits	Other Post-retirement Benefits
Prior service cost	$42	$(1)
Net actuarial loss	(13)	(6)
Transition obligation	—	(1)

A pension plan’s funded status is the difference between the plan’s assets and its “projected benefit obligation” (PBO). The PBO is the actuarial present value of benefits attributed to employee services rendered to date, including assumptions about future compensation levels. A pension plan’s “accumulated benefit obligation” (ABO) is the actuarial present value of benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all defined-benefit pension plans was $6.9 billion and $6.8 billion at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005, some of the company’s pension plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

	Pension Benefits
December 31	2006	2005
Projected benefit obligation	$271	$6,103
Accumulated benefit obligation	245	5,512
Fair value of plan assets	120	5,199

Net periodic pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits			Other Post-retirement Benefits
Year Ended December 31	2006	2005	2004	2006	2005	2004
Service cost	$266	$236	$220	$18	$16	$15
Interest cost	424	399	398	67	68	72
Expected return on plan assets	(543)	(539)	(530)	(26)	(26)	(26)
Recognized net actuarial loss	30	5	2	9	10	11
Amortization of unrecognized transition obligation	—	—	—	1	1	9
Amortization of prior service cost	(11)	(2)	31	1	—	(1)
Net periodic cost	$166	$99	$121	$70	$69	$80

The following table summarizes the impact of applying SFAS 158 on the affected line items in the Consolidated Balance Sheet as of December 31, 2006:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Other assets	$620	$(17)	$603
Assets of discontinued operations	135	(26)	109
Liabilities of discontinued operations	(190)	(38)	(228)
Other liabilities	(1,902)	(49)	(1,951)
Accumulated other comprehensive income	(281)	130	(151)

General Dynamics 2006 Annual Report    55

Retirement Plan Assumptions

The company uses a December 31 measurement date for its plans. The company calculates the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the assumptions used to determine the company’s benefit obligations and net periodic benefit costs.

	Pension Benefits			Other Post-retirement Benefits
Assumptions at December 31	2006	2005	2004	2006	2005	2004
Weighted average used to determine benefit obligations
Discount rate	5.94%	5.70%	5.95%	5.89%	5.74%	6.00%
Varying rates of increase in compensation levels based on age	4.00-11.00%	4.00-11.00%	4.00-11.00%

Weighted average used to determine net cost for the year ended
Discount rate	5.70%	5.95%	6.22%	5.74%	6.00%	6.25%
Expected weighted average long-term rate of return on assets	8.18%	8.15%	8.21%	8.00%	8.00%	8.00%
Varying rates of increase in compensation levels based on age	4.00-11.00%	4.00-11.00%	4.00-11.00%
Assumed health care cost trend rate for next year:
Post-65 claim groups				8.75%	8.75%	9.75%
Pre-65 claim groups				8.75%	8.75%	9.75%

The company determines the interest rate used to discount projected benefit liabilities each year based on yields currently available on high-quality fixed-income investments with maturities consistent with the projected benefit payout period. At December 31, 2006, the company based the discount rate on a yield curve developed from a portfolio of high-quality corporate bonds with aggregate cash flows at least equal to the expected benefit payments and with similar timing.

The company relies on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and its current and expected asset allocation strategy to determine its expected long-term asset return assumptions.

The company’s investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and existing market conditions. The company is currently invested almost exclusively in U.S. publicly traded securities but may invest in other asset classes consistent with its investment policy. Further, the company uses derivative instruments on a non-leveraged basis to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.

The plans’ weighted average asset allocations at December 31, 2006 and 2005, by asset category, were as follows:

	Pension Benefits
December 31	2006	2005
U.S. common stocks	52%	51%
U.S. common stocks with risk-mitigating hedges	47%	46%
Fixed income	1%	3%
	100%	100%

	Other Post-retirement Benefits
December 31	2006	2005
U.S. common stocks	65%	67%
U.S. common stocks with risk-mitigating hedges	31%	30%
Fixed income	4%	3%
	100%	100%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are assumed to decline gradually to 4.75 percent for post-65 and pre-65 claim groups in the year 2010 and thereafter through the projected payout period of the benefits. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the net periodic benefit cost is $6 and ($5), respectively, and the effect on the accumulated post-retirement benefit obligation is $70 and ($60), respectively.

The company amortizes changes in prior service cost resulting from plan amendments on a straight-line basis over the average remaining service period of eligible employees.

56    General Dynamics 2006 Annual Report

Contributions and Benefit Payments

It is General Dynamics’ policy to fund its retirement plans to the maximum extent deductible under existing federal income tax regulations. These contributions are intended to provide not only for benefits attributed to service to date, but also for benefits to be earned in the future. The company expects to contribute approximately $22 to its pension plans in 2007. The company maintains several Voluntary Employees’ Beneficiary Association (VEBA) trusts for some of its post-retirement benefit plans. For non-funded plans, claims are paid as received. The company expects to contribute approximately $19 to its other post-retirement benefit plans in 2007.

The company expects the following benefits to be paid from its retirement plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2007	$380	$93
2008	397	96
2009	411	97
2010	428	99
2011	446	99
2012-2016	2,524	480

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the federal government makes subsidy payments to employers to offset the cost of prescription drug benefits provided to employees. During 2006, the company received $4 in subsidy payments. The company anticipates the following subsidy payments over the next 10 years:

2007	$4
2008	5
2009	5
2010	5
2011	5
2012-2016	27

Government Contract Considerations

General Dynamics’ contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s pension plans covering employees working in its government contracting businesses. With respect to post-retirement benefit plans, the company’s government contracts provide for the recovery of contributions to a VEBA and, for non-funded plans, recovery of claims paid. The cumulative pension and post-retirement benefit cost for some of these plans exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process on the Consolidated Balance Sheet until the cost is paid, charged to contracts and included in net sales. For other plans, the amount contributed to the plans, charged to contracts and included in net sales has exceeded the plans’ cumulative benefit cost. The company has deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the prepaid benefit cost related to these plans. (See Note G for discussion of the company’s deferred contract costs.)

General Dynamics 2006 Annual Report    57

S. BUSINESS GROUP INFORMATION

General Dynamics operates in four primary business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; land and expeditionary combat vehicles, armaments, and munitions; shipbuilding and marine systems; and mission-critical information systems and technologies, respectively. The company measures each group’s profit based on operating earnings. As a result, the company does not allocate net interest, other income and expense items, and income taxes to its business groups.

Summary financial information for each of the company’s business groups follows:

	Net Sales			Operating Earnings			Sales to U.S. Government
Year Ended December 31	2006	2005	2004	2006	2005	2004	2006	2005	2004
Aerospace	$4,116	$3,433	$3,012	$644	$495	$393	$187	$226	$199
Combat Systems	5,983	5,021	4,407	677	576	522	4,601	3,779	3,048
Marine Systems	4,940	4,695	4,726	375	249	292	4,839	4,492	4,407
Information Systems and Technology	9,024	7,826	6,722	976	865	718	6,788	5,713	5,201
Corporate*	—	—	1	(47)	(6)	6	—	—	—
	$24,063	$20,975	$18,868	$2,625	$2,179	$1,931	$16,415	$14,210	$12,855

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
December 31	2006	2005	2004	2006	2005	2004	2006	2005	2004
Aerospace	$2,755	$2,655	$2,612	$86	$29	$25	$47	$44	$39
Combat Systems	6,347	5,509	4,818	92	67	86	108	95	95
Marine Systems	2,347	2,202	2,092	40	64	33	57	59	60
Information Systems and Technology	9,323	7,095	6,576	112	97	83	165	121	106
Corporate*	1,604	2,239	1,477	4	5	26	7	8	6
	$22,376	$19,700	$17,575	$334	$262	$253	$384	$327	$306

*	Corporate operating results include the company’s stock option expense and a portion of the operating results of the company’s commercial pension plans. Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

The following table presents the company’s net sales by geographic area based on the location of the company’s customers:

Year Ended December 31	2006	2005	2004
North America:
United States	$20,241	$17,602	$15,631
Canada	429	458	229
Other	96	184	122
Total North America	20,766	18,244	15,982

Europe:
United Kingdom	1,000	1,076	1,075
Spain	700	530	534
Other	573	459	336
Total Europe	2,273	2,065	1,945
Asia/Pacific	639	380	330
Africa/Middle East	242	132	427
South America	143	154	184
	$24,063	$20,975	$18,868

The company’s net sales from international operations were $3,404 in 2006, $3,027 in 2005 and $2,701 in 2004. The long-lived assets of operations located outside the United States were 3 percent of the company’s total long-lived assets as of December 31, 2006, 4 percent as of December 31, 2005, and 5 percent as of December 31, 2004.

58    General Dynamics 2006 Annual Report

T. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The fixed-rate notes described in Note J are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of December 31, 2006 and 2005, for the balance sheet, as well as the statements of earnings and cash flows for each of the three years in the period ended December 31, 2006.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Year Ended December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$20,656	$3,407	$—	$24,063
Cost of sales	(2)	17,099	2,840	—	19,937
General and administrative expenses	49	1,279	173	—	1,501
Operating Earnings	(47)	2,278	394	—	2,625
Interest expense	(142)	(4)	(10)	—	(156)
Interest income	24	2	29	—	55
Other, net	(1)	1	3	—	3
Earnings from Continuing Operations before Income Taxes	(166)	2,277	416	—	2,527
Provision for income taxes	(31)	745	103	—	817
Discontinued operations, net of tax	—	146	—	—	146
Equity in net earnings of subsidiaries	1,991	—	—	(1,991)	—
Net Earnings	$1,856	$1,678	$313	$(1,991)	$1,856

Year Ended December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$17,945	$3,030	$—	$20,975
Cost of sales	6	14,934	2,551	—	17,491
General and administrative expenses	—	1,141	164	—	1,305
Operating Earnings	(6)	1,870	315	—	2,179
Interest expense	(129)	(4)	(21)	—	(154)
Interest income	20	1	15	—	36
Other, net	4	(6)	10	—	8
Earnings from Continuing Operations before Income Taxes	(111)	1,861	319	—	2,069
Provision for income taxes	(85)	600	106	—	621
Discontinued operations, net of tax	—	13	—	—	13
Equity in net earnings of subsidiaries	1,487	—	—	(1,487)	—
Net Earnings	$1,461	$1,274	$213	$(1,487)	$1,461

Year Ended December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$15,143	$3,725	$—	$18,868
Cost of sales	(1)	12,661	3,121	—	15,781
General and administrative expenses	—	933	223	—	1,156
Operating Earnings	1	1,549	381	—	1,931
Interest expense	(134)	(5)	(18)	—	(157)
Interest income	2	—	7	—	9
Other, net	(29)	8	12	—	(9)
Earnings from Continuing Operations before Income Taxes	(160)	1,552	382	—	1,774
Provision for income taxes	(69)	520	129	—	580
Discontinued operations, net of tax	—	33	—	—	33
Equity in net earnings of subsidiaries	1,318	—	—	(1,318)	—
Net Earnings	$1,227	$1,065	$253	$(1,318)	$1,227

General Dynamics 2006 Annual Report    59

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$594	$—	$1,010	$—	$1,604
Accounts receivable	—	1,389	952	—	2,341
Contracts in process	403	2,963	622	—	3,988
Inventories
Work in process	—	714	1	—	715
Raw materials	—	678	33	—	711
Pre-owned aircraft	—	44	—	—	44
Other	—	12	2	—	14
Assets of discontinued operations	—	109	—	—	109
Other current assets	161	80	113	—	354
Total Current Assets	1,158	5,989	2,733	—	9,880
Noncurrent Assets:
Property, plant and equipment	140	3,471	577	—	4,188
Accumulated depreciation and amortization of PP&E	(23)	(1,694)	(303)	—	(2,020)
Intangible assets and goodwill	—	8,798	1,495	—	10,293
Accumulated amortization of intangible assets	—	(476)	(92)	—	(568)
Other assets	187	382	34	—	603
Investment in subsidiaries	15,492	—	—	(15,492)	—
Total Noncurrent Assets	15,796	10,481	1,711	(15,492)	12,496
	$16,954	$16,470	$4,444	$(15,492)	$22,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$1	$—	$7
Liabilities of discontinued operations	—	228	—	—	228
Other current liabilities	586	4,691	2,312	—	7,589
Total Current Liabilities	586	4,925	2,313	—	7,824
Noncurrent Liabilities:
Long-term debt	2,597	23	154	—	2,774
Other liabilities	234	1,548	169	—	1,951
Total Noncurrent Liabilities	2,831	1,571	323	—	4,725
Shareholders’ Equity:
Common stock, including surplus	1,362	6,075	1,158	(7,233)	1,362
Other shareholders’ equity	12,175	3,899	650	(8,259)	8,465
Total Shareholders’ Equity	13,537	9,974	1,808	(15,492)	9,827
	$16,954	$16,470	$4,444	$(15,492)	$22,376

60    General Dynamics 2006 Annual Report

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,563	$—	$768	$—	$2,331
Accounts receivable	—	1,212	792	—	2,004
Contracts in process	58	2,648	446	—	3,152
Inventories
Work in process	—	683	18	—	701
Raw materials	—	477	28	—	505
Pre-owned aircraft	—	69	—	—	69
Other	—	18	—	—	18
Assets of discontinued operations	—	283	—	—	283
Other current assets	149	98	139	—	386
Total Current Assets	1,770	5,488	2,191	—	9,449
Noncurrent Assets:
Property, plant and equipment	141	3,181	516	—	3,838
Accumulated depreciation and amortization of PP&E	(30)	(1,516)	(264)	—	(1,810)
Intangible assets and goodwill	—	6,537	1,486	—	8,023
Accumulated amortization of intangible assets	—	(370)	(69)	—	(439)
Other assets	64	476	99	—	639
Investment in subsidiaries	14,698	—	—	(14,698)	—
Total Noncurrent Assets	14,873	8,308	1,768	(14,698)	10,251
	$16,643	$13,796	$3,959	$(14,698)	$19,700
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$6	$3	$—	$509
Liabilities of discontinued operations	—	207	—	—	207
Other current liabilities	228	4,246	1,920	—	6,394
Total Current Liabilities	728	4,459	1,923	—	7,110
Noncurrent Liabilities:
Long-term debt	2,596	28	154	—	2,778
Other liabilities	253	1,216	198	—	1,667
Total Noncurrent Liabilities	2,849	1,244	352	—	4,445
Shareholders’ Equity:
Common stock, including surplus	1,127	6,142	1,136	(7,278)	1,127
Other shareholders’ equity	11,939	1,951	548	(7,420)	7,018
Total Shareholders’ Equity	13,066	8,093	1,684	(14,698)	8,145
	$16,643	$13,796	$3,959	$(14,698)	$19,700

General Dynamics 2006 Annual Report    61

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(70)	$1,811	$387	$—	$2,128
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2)	(2,340)	—	—	(2,342)
Proceeds from sale of discontinued operations	—	316	—	—	316
Capital expenditures	(4)	(287)	(43)	—	(334)
Other, net	48	(5)	1	—	44
Net Cash Used by Investing Activities	42	(2,316)	(42)	—	(2,316)
Cash Flows from Financing Activities:
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(359)	—	—	—	(359)
Proceeds from option exercises	253	—	—	—	253
Other, net	(38)	(6)	111	—	67
Net Cash Used by Financing Activities	(644)	(6)	111	—	(539)
Cash sweep by parent	(297)	511	(214)	—	—
Net Decrease in Cash and Equivalents	(969)	—	242	—	(727)
Cash and Equivalents at Beginning of Year	1,563	—	768	—	2,331
Cash and Equivalents at End of Year	$594	$—	$1,010	$—	$1,604

Year Ended December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(89)	$1,782	$363	$—	$2,056
Cash Flows from Investing Activities:
Proceeds from sale of discontinued operations	—	316	—	—	316
Business acquisitions, net of cash acquired	—	(277)	—	—	(277)
Capital expenditures	(5)	(222)	(35)	—	(262)
Other, net	—	41	1	—	42
Net Cash Used by Investing Activities	(5)	(142)	(34)	—	(181)
Cash Flows from Financing Activities:
Purchases of common stock	(348)	—	—	—	(348)
Dividends paid	(314)	—	—	—	(314)
Proceeds from option exercises	148	—	—	—	148
Other, net	(5)	—	(1)	—	(6)
Net Cash Used by Financing Activities	(519)	—	(1)	—	(520)
Cash sweep by parent	1,753	(1,640)	(113)	—	—
Net Increase in Cash and Equivalents	1,140	—	215	—	1,355
Cash and Equivalents at Beginning of Year	423	—	553	—	976
Cash and Equivalents at End of Year	$1,563	$—	$768	$—	$2,331

Year Ended December 31, 2004	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(98)	$2,002	$(101)	$—	$1,803
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(6)	(536)	(1)	—	(543)
Capital expenditures	(26)	(159)	(68)	—	(253)
Other, net	(1)	(4)	15	—	10
Net Cash Used by Investing Activities	(33)	(699)	(54)	—	(786)
Cash Flows from Financing Activities:
Repayment of floating-rate notes	(500)	—	—	—	(500)
Dividends paid	(278)	—	—	—	(278)
Net repayments of commercial paper	(182)	—	—	—	(182)
Proceeds from option exercises	169	—	—	—	169
Other, net	(46)	(6)	(59)	—	(111)
Net Cash Used by Financing Activities	(837)	(6)	(59)	—	(902)
Cash sweep by parent	1,211	(1,297)	86	—	—
Net Increase in Cash and Equivalents	243	—	(128)	—	115
Cash and Equivalents at Beginning of Year	180	—	681	—	861
Cash and Equivalents at End of Year	$423	$—	$553	$—	$976

62    General Dynamics 2006 Annual Report

(Quarterly data are based on a 13-week period.)

Supplementary Data (Unaudited)

	2006				2005
	4Q (a)	3Q	2Q (b)	1Q	4Q	3Q	2Q	1Q (c)
Net sales	$6,514	$6,069	$5,934	$5,546	$5,764	$5,302	$5,137	$4,772
Operating earnings	703	677	649	596	612	575	539	453
Net earnings from continuing operations	463	440	420	387	398	364	338	348
Net (loss) earnings from discontinued operations	(55)	(2)	216	(13)	8	10	7	(12)
Net earnings	408	438	636	374	406	374	345	336
Earnings per share – Basic (d):
Continuing operations	$1.14	$1.09	$1.04	$0.96	$0.99	$0.91	$0.84	$0.87
Discontinued operations	(0.13)	—	0.54	(0.03)	0.02	0.02	0.02	(0.03)
Net earnings	1.01	1.09	1.58	0.93	1.01	0.93	0.86	0.84

Earnings per share – Diluted (d):
Continuing operations	$1.13	$1.08	$1.03	$0.95	$0.98	$0.90	$0.83	$0.86
Discontinued operations	(0.13)	—	0.53	(0.03)	0.02	0.02	0.02	(0.03)
Net earnings	1.00	1.08	1.56	0.92	1.00	0.92	0.85	0.83
Market price range:
High	$77.98	$72.92	$69.62	$65.95	$61.14	$60.39	$56.45	$54.98
Low	69.29	64.50	61.69	56.68	55.09	53.66	50.36	48.80
Dividends declared	$0.23	$0.23	$0.23	$0.23	$0.20	$0.20	$0.20	$0.20

(a)	Fourth quarter of 2006 includes after-tax loss of $37 in discontinued operations on the anticipated sale of the company’s coal mining operation (see Note C).
(b)	Second quarter of 2006 includes after-tax gain of $220 in discontinued operations on the sale of the company’s aggregates business (see Note C).
(c)	First quarter of 2005 includes $66 tax benefit related to resolution of 1999-2002 IRS audits (see Note E).
(d)	The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods.

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

The financial statements have been audited by KPMG LLP, independent registered public accounting firm, whose report follows.

L. Hugh Redd	John W. Schwartz
Senior Vice President and Chief Financial Officer	Vice President and Controller

General Dynamics 2006 Annual Report    63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of General Dynamics Corporation:

We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation (a Delaware corporation) and subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note Q to the consolidated financial statements, effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note R to the consolidated financial statements, effective December 31, 2006, the company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB No. 87, 88, 106 and 132(R).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of General Dynamics Corporation’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 23, 2007

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

64    General Dynamics 2006 Annual Report

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2006. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the company’s disclosure controls and procedures were effective.

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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our evaluation we believe that, as of December 31, 2006, the company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on our assessment and on the effectiveness of the company’s internal control over financial reporting. The KPMG report immediately follows this report.

Nicholas D. Chabraja	L. Hugh Redd
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

General Dynamics 2006 Annual Report    65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of General Dynamics Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that General Dynamics Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that General Dynamics Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by COSO. Also in our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control – Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2006 and 2005, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 23, 2007, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 23, 2007

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

66    General Dynamics 2006 Annual Report

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Code of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for its 2007 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

Executive Officers of the Company

All executive officers of the company are elected annually. No executive officer of the company was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions held for the last five years of the company’s executive officers as of February 23, 2007, were as follows:

Name, Position and Office	Age
John P. Casey – Vice President of the company and President of Electric Boat Corporation since October 2003; Vice President of Electric Boat Corporation, October 1996 – October 2003	52

Nicholas D. Chabraja – Chairman of the Board of Directors of the company and Chief Executive Officer since June 1997; Vice Chairman, December 1996 – May 1997; Executive Vice President, March 1994 – December 1996	64

Michael E. Chandler – Vice President of the company and President of General Dynamics Information Technology since October 2001	62

Gerard J. DeMuro – Executive Vice President and Group Executive, Information Systems and Technology, since October 2003; Vice President of the company, February 2000 – October 2003; President of General Dynamics C4 Systems, August 2001 – October 2003	51

Charles M. Hall – Executive Vice President and Group Executive, Combat Systems, since July 2005; Vice President of the company and President of General Dynamics Land Systems, September 1999 – July 2005	55

David K. Heebner – Senior Vice President of the company since May 2002; President of General Dynamics Land Systems since July 2005; Senior Vice President, Planning and Development, May 2002 – July 2005; Vice President, Strategic Planning, January 2000 – May 2002	62

Christopher Marzilli – Vice President of the company and President of General Dynamics C4 Systems since January 2006; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 – January 2006; Vice President and General Manager, General Dynamics Communications Systems, September 1999 – November 2003	47

Bryan T. Moss – Executive Vice President and Group Executive, Aerospace, since December 2003; President of Gulfstream Aerospace Corporation since April 2003; Vice President of the company, May 2002 – December 2003; Vice Chairman and Director of Gulfstream Aerospace Corporation, March 1995 – April 2003	67

Phebe N. Novakovic – Senior Vice President, Planning and Development, since July 2005; Vice President of Strategic Planning, October 2002 – July 2005; Staff Vice President, May 2002 – October 2002; Director of Strategic Planning and Development, May 2001 – May 2002	49

Walter M. Oliver – Senior Vice President, Human Resources and Administration, since March 2002; Vice President, Human Resources and Administration, January 2001 – March 2002	61

L. Hugh Redd – Senior Vice President and Chief Financial Officer since June 2006; Vice President and Controller of General Dynamics Land Systems, January 2000 – June 2006	49

David A. Savner – Senior Vice President, General Counsel and Secretary since May 1999; Senior Vice President – Law and Secretary, April 1998 – May 1999	62

John W. Schwartz – Vice President and Controller since March 1998	50

Michael W. Toner – Executive Vice President and Group Executive, Marine Systems, since March 2003; Vice President of the company and President of Electric Boat Corporation, January 2000 – October 2003	63

Lewis F. Von Thaer – Vice President of the company and President of General Dynamics Advanced Information Systems since March 2005; Senior Vice President, Operations, of General Dynamics Advanced Information Systems, November 2003 – March 2005; Vice President of General Dynamics Advanced Information Systems, October 2001 – November 2003	46

General Dynamics 2006 Annual Report    67

ITEM 11. EXECUTIVE COMPENSATION

The information required to be set forth herein is included in the sections entitled “Governance of the Company – Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in the company’s Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein is included in the section entitled “Governance of the Company – Director Independence” in the company’s Proxy Statement, which section is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein is included in the section entitled “Selection of Independent Auditors – Audit and Non-Audit Fees” in the company’s Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

 Consolidated Statement of Earnings

 Consolidated Balance Sheet

 Consolidated Statement of Cash Flows

 Consolidated Statement of Shareholders’ Equity

 Notes to Consolidated Financial Statements (A to T)

2. Financial Statement Schedules

Schedule	Description	Page

II	Valuation and Qualifying Accounts	70

All other financial schedules not listed are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

See Index on pages 70 through 71 of this Annual Report on Form 10-K for the year ended December 31, 2006.

68    General Dynamics 2006 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By:	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller

February 23, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 23, 2007, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ Nicholas D. Chabraja Nicholas D. Chabraja	Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ L. Hugh Redd L. Hugh Redd	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John W. Schwartz John W. Schwartz	Vice President and Controller (Principal Accounting Officer)

* James S. Crown	Director

* William P. Fricks	Director

* Charles H. Goodman	Director

* Jay L. Johnson	Director

* George A. Joulwan	Director

* Paul G. Kaminski	Director

* John M. Keane	Director

* Deborah J. Lucas	Director

* Lester L. Lyles	Director

* Carl E. Mundy, Jr.	Director

* Robert Walmsley	Director

*	By David A. Savner pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

/s/ David A. Savner
David A. Savner
Secretary

General Dynamics 2006 Annual Report    69

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	2006	2005	2004
Balance at January 1	$125	$93	$63
Charged to costs and expenses	15	10	21
Deductions from reserves	(2)	(2)	—
Other adjustments*	(3)	24	9
Balance at December 31	$135	$125	$93

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

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission October 7, 2004)

3.2	Amended and Restated Bylaws of General Dynamics Corporation (as amended effective December 6, 2006) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission December 8, 2006)

4.1	Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.2	First Supplemental Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.3	Second Supplemental Indenture dated as of May 15, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission May 16, 2003)

4.4	Third Supplemental Indenture dated as of August 14, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission August 14, 2003)

10.1*	Employment Agreement between the company and Nicholas D. Chabraja dated June 3, 2004 (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission June 3, 2004)

10.2*	2004 Retirement Agreement between the company and Michael J. Mancuso dated July 12, 2004 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended October 3, 2004, filed with the Commission November 5, 2004)

10.3*	Retirement Benefit Agreement between the company and Michael J. Mancuso dated March 6, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1998, filed with the Commission March 18, 1999)

10.4*	Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1998, filed with the Commission March 18, 1999)

10.5*	General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.6*	Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.7*	Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.8*	Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

70    General Dynamics 2006 Annual Report

INDEX TO EXHIBITS – GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibit Number	Description
10.9*	Form of Restricted Stock Unit Award Agreement Pursuant to the General Dynamics Equity Compensation Plan**

10.10*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.11*	General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

10.12*	General Dynamics Corporation Second Amended and Restated 1997 Incentive Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

10.13*	General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

10.14*	General Dynamics Corporation Supplemental Savings and Stock Investment Plan, as amended and restated on December 24, 2005, and conformed to include amendments through January 1, 2007**

10.15*	Form of Severance Protection Agreement entered into by substantially all executive officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

10.16*	General Dynamics Supplemental Retirement Plan, restated effective January 1, 2002, and conformed to include amendments through January 1, 2007**

10.17*	Executive Life Insurance Policy provided by Aetna Life Insurance Company (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.18*	Excess Liability Policy provided by CNA Insurance Company (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.19*	Accidental Death & Dismemberment Policy provided by Lloyd’s, London (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission August 14, 2002)

10.20*	2006 Compensation Arrangements for Named Executive Officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended October 1, 2006, filed with the Commission November 2, 2006)

21	Subsidiaries**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

99.1	2003 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2003, filed with the Commission June 28, 2004)

99.2	2003 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2003, filed with the Commission June 28, 2004)

99.3	2004 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2004, filed with the Commission June 28, 2005)

99.4	2004 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2004, filed with the Commission June 28, 2005)

99.5	2005 Annual Report on Form 11-K for the General Dynamics Corporation Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2005, filed with the Commission June 28, 2006)

99.6	2005 Annual Report on Form 11-K for the General Dynamics Corporation Hourly Employees’ Savings and Stock Investment Plan (incorporated herein by reference from the company’s annual report on Form 11-K for the year ended December 31, 2005, filed with the Commission June 28, 2006)

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(c) of Form 10-K.
**	Filed herewith.

71    General Dynamics 2006 Annual Report