Form 10-Q
period 2007-04-01
GENERAL DYNAMICS CORP
filed 2007-05-02
CIK 40533

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

404,829,171 shares of the registrant’s common stock, $1 par value per share, were outstanding at April 27, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) April 1 2007	December 31 2006
ASSETS
Current Assets:
Cash and equivalents	$1,492	$1,604
Accounts receivable	2,304	2,341
Contracts in process	4,160	3,988
Inventories	1,604	1,484
Other current assets	398	463
Total Current Assets	9,958	9,880

Noncurrent Assets:
Property, plant and equipment, net	2,223	2,168
Intangible assets, net	1,239	1,184
Goodwill	8,629	8,541
Other assets	683	603
Total Noncurrent Assets	12,774	12,496
	$22,732	$22,376
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt and current portion of long-term debt	$8	$7
Accounts payable	1,924	1,956
Customer advances and deposits	2,870	2,949
Other current liabilities	2,867	2,912
Total Current Liabilities	7,669	7,824

Noncurrent Liabilities:
Long-term debt	2,782	2,774
Other liabilities	2,206	1,951
Commitments and contingencies (See Note K)
Total Noncurrent Liabilities	4,988	4,725

Shareholders’ Equity:
Common stock	482	482
Surplus	953	880
Retained earnings	10,093	9,769
Treasury stock	(1,613)	(1,455)
Accumulated other comprehensive income	160	151
Total Shareholders’ Equity	10,075	9,827
	$22,732	$22,376

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	April 1 2007	April 2 2006
Net Sales:
Products	$4,349	$4,059
Services	1,951	1,487
	6,300	5,546
Operating Costs and Expenses:
Products	3,856	3,634
Services	1,763	1,316
	5,619	4,950
Operating Earnings	681	596
Interest, net	(26)	(17)
Other, net	1	—
Earnings from Continuing Operations before Income Taxes	656	579

Provision for income taxes, net	216	192
Earnings from Continuing Operations	440	387

Discontinued operations, net of tax	(6)	(13)

Net Earnings	$434	$374

Earnings per Share
Basic:
Continuing operations	$1.08	$0.96
Discontinued operations	(0.01)	(0.03)
Net earnings	$1.07	$0.93
Diluted:
Continuing operations	$1.07	$0.95
Discontinued operations	(0.01)	(0.03)
Net earnings	$1.06	$0.92

Supplemental Information:
Dividends per share	$0.29	$0.23
General and administrative expenses included in operating costs and expenses	$393	$363

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 1 2007	April 2 2006
Cash Flows from Operating Activities:
Net earnings	$434	$374
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	62	55
Amortization of intangible assets	39	27
Stock-based compensation expense	19	16
Excess tax benefit from stock-based compensation	(18)	(18)
Deferred income tax provision (benefit)	24	(18)
Discontinued operations, net of tax	6	13
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	74	309
Contracts in process	(119)	(229)
Inventories	(92)	(143)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(54)	14
Customer advances and deposits	90	(101)
Income taxes payable	161	166
Other current liabilities	(85)	27
Other, net	(19)	(22)
Net Cash Provided by Operating Activities from Continuing Operations	522	470
Net Cash Used by Discontinued Operations - Operating Activities	(9)	(5)
Net Cash Provided by Operating Activities	513	465
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(298)	(153)
Capital expenditures	(53)	(53)
Other, net	10	(7)
Net Cash Used by Investing Activities	(341)	(213)
Cash Flows from Financing Activities:
Purchases of common stock	(153)	(18)
Dividends paid	(93)	(80)
Proceeds from option exercises	58	101
Excess tax benefit from stock-based compensation	18	18
Other, net	(114)	(5)
Net Cash (Used) Provided by Financing Activities	(284)	16
Net (Decrease) Increase in Cash and Equivalents	(112)	268
Cash and Equivalents at Beginning of Period	1,604	2,331
Cash and Equivalents at End of Period	$1,492	$2,599
Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$26	$29
Interest	$33	$33

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Operating results for the three-month period ended April 1, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the company’s results for the three-month periods ended April 1, 2007, and April 2, 2006.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Classification

Consistent with defense industry practice, the company classifies assets and liabilities related to long-term production contracts as current, even though some of these amounts are not expected to be realized within one year. In addition, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

B.	Acquisitions, Intangible Assets and Goodwill

In the first quarter of 2007, General Dynamics acquired two businesses for an aggregate of approximately $300 in cash.

Aerospace

•	WECO Aerospace Systems, Inc. (WECO), of Lincoln, California, on March 8. WECO is an aviation-component overhaul company specializing in electronic accessories and flight instrument services.

Combat Systems

•

SNC Technologies Inc. (SNC Tec), a wholly owned subsidiary of SNC-Lavalin Group Inc. of Montreal, Quebec, on January 8. SNC Tec is an ammunition system integrator that supplies small-, medium- and large-caliber ammunition and related products to the Canadian Forces, U.S. and other national defense customers, and law enforcement agencies around the world.

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

General Dynamics funded each of the above acquisitions using commercial paper borrowings and cash on hand. The operating results of these businesses have been included with the company’s results as of the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the Anteon and SNC Tec acquisitions were still preliminary at April 1, 2007. The company is in the process of identifying and valuing intangible assets acquired. The company expects the analyses to be completed during the second and third quarters of 2007, respectively.

Intangible assets consisted of the following:

	April 1 2007			December 31 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,355	$(406)	$949	$1,304	$(376)	$928
Other intangible assets	488	(198)	290	448	(192)	256
Total intangible assets	$1,843	$(604)	$1,239	$1,752	$(568)	$1,184

The company amortizes contract and program intangible assets on a straight-line basis over one to 40 years. Other intangible assets consist primarily of aircraft product design, customer lists, software and licenses and are amortized over one to 21 years.

Amortization expense was $39 for the three-month period ended April 1, 2007, and $27 for the three-month period ended April 2, 2006. The company expects to record annual amortization expense over the next five years as follows:

2008	$145
2009	$144
2010	$140
2011	$134
2012	$129

The changes in the carrying amount of goodwill by business group for the three months ended April 1, 2007 were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2006	$343	$2,069	$185	$5,944	$8,541
Acquisitions (a)	6	72	—	(1)	77
Other (b)	—	9	—	2	11
April 1, 2007	$349	$2,150	$185	$5,945	$8,629

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists primarily of adjustments for foreign currency translation.

C.	Discontinued Operations

In 2006, the company began a process to sell its coal mining operation. Efforts to complete the sale are ongoing, and the company expects to close the sale of this business in 2007. The company does not expect the completion of the sale to have a material effect on its results of operations, financial condition or cash flows. The financial statements for all periods have been restated to remove the revenues and expenses of this business from the company’s consolidated results of operations and present the results of its operations in discontinued operations. The results of operations and assets and liabilities of the coal business were not material to the Consolidated Financial Statements as of or for the quarters ended April 1, 2007, and April 2, 2006.

D.	Earnings per Share and Comprehensive Income

Earnings Per Share

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 1 2007	April 2 2006
Basic weighted average shares outstanding	405,596	401,469
Dilutive effect of stock options and restricted stock	3,839	3,034
Diluted weighted average shares outstanding	409,435	404,503

Comprehensive Income

The company’s comprehensive income was $443 and $269 for the three-month periods ended April 1, 2007, and April 2, 2006, respectively.

E.	Stock-based Compensation

On January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair value at the grant date. The following table details the components of stock-based compensation expense recognized in earnings in the three-month periods ended April 1, 2007, and April 2, 2006:

Three Months Ended	April 1 2007	April 2 2006
Stock options	$9	$8
Restricted stock	3	2
Total stock-based compensation expense included in earnings, net of tax	$12	$10

The company includes stock-based compensation expense in general and administrative expenses. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note M).

F.	Contracts in Process

Contracts in process represent recoverable costs and, where applicable, accrued profit related to government contracts and consisted of the following:

	April 1 2007	December 31 2006
Contract costs and estimated profits	$17,108	$16,100
Other contract costs	1,208	1,297
	18,316	17,397
Less advances and progress payments	14,156	13,409
Total contracts in process	$4,160	$3,988

Contract costs consist primarily of labor and material costs and related overhead and G&A expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled $353 as of April 1, 2007, and $352 as of December 31, 2006. The claims recognized include primarily the company’s estimate of the minimum probable recovery it is entitled to in connection with a request for equitable adjustment related to its T-AKE combat logistics ship contract. The company is seeking a contract price adjustment for engineering- and design-related changes imposed by the customer. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The company expects to bill substantially all of its April 1, 2007, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

G.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	April 1 2007	December 31 2006
Raw materials	$772	$711
Work in process	742	715
Pre-owned aircraft	58	44
Other	32	14
Total inventories	$1,604	$1,484

H. Debt Debt consisted of the following:

	Interest Rates	April 1 2007	December 31 2006
Fixed-rate notes
Notes due in May 2008	3.000%	$499	$499
Notes due in August 2010	4.500%	699	699
Notes due in May 2013	4.250%	999	999
Notes due in August 2015	5.375%	400	400
Senior notes due in 2008	6.320%	150	150
Term debt due in 2008	7.500%	25	25
Other	Various	18	9
Total debt		2,790	2,781
Less current portion		8	7
Long-term debt		$2,782	$2,774

As of April 1, 2007, General Dynamics had outstanding $2.6 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the outstanding principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note N for condensed consolidating financial statements.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of April 1, 2007, the fair value of this currency swap was a

$42 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. A final annual sinking fund payment of $5 is required in December of 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at a rate of 7.5 percent annually.

As of April 1, 2007, other debt consisted primarily of a capital lease arrangement and $10 of non-interest-bearing debt assumed in connection with the company’s acquisition of SNC Tec in January 2007.

As of April 1, 2007, and April 2, 2006, the company had no commercial paper outstanding but maintains the ability to access the market. The company has approximately $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2009 and a $975 multiyear facility expiring in December 2011. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities aggregating approximately $795.

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of April 1, 2007.

I.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	April 1 2007	December 31 2006
Retirement benefits	$760	$739
Workers’ compensation	518	546
Salaries and wages	494	457
Other (a)	1,095	1,170
Other current liabilities	$2,867	$2,912
Deferred U.S. federal income taxes	$824	$854
Retirement benefits	549	386
Customer deposits on commercial contracts	374	308
Other (b)	459	403
Other liabilities	$2,206	$1,951

(a)

Consists primarily of contract-related costs assumed in business acquisitions, income taxes payable, dividends payable, environmental remediation reserves, warranty reserves and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

J.	Income Taxes

The company had a net deferred tax liability of $738 at April 1, 2007, and $722 at December 31, 2006. The current portion of the net deferred taxes was an asset of $110 at April 1, 2007, and $139 at December 31, 2006, and is included in other current assets on the Consolidated Balance Sheet.

On November 27, 2001, the company filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to the litigation on June 23, 2004. The suit seeks recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the issues in the case. The court held that the company could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note K for more information regarding the A-12 contract.) The company is considering whether to appeal this decision. With respect to the other issues in the suit, the company has reached a basis for settlement with the Department of Justice. However, the settlement is pending final approval by the Department of Justice and the Joint Committee on Taxation of the Congress. If the settlement is approved, the company expects the refund to be approximately $36, including after-tax interest. The company has recognized no income from this matter.

The IRS has examined all of the company’s consolidated federal income tax returns through 2002. The company expects the IRS to complete its examination of General Dynamics’ 2003 and 2004 income tax returns in the first half of 2007. The company has recorded liabilities for tax uncertainties for all years that remain open to review. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

It is the company’s accounting policy to record any interest or penalties incurred in connection with income taxes as part of income tax expense for financial reporting purposes.

The company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of January 1, and April 1, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of January 1, and April 1, 2007, if recognized, would not have a material effect on its effective tax rate. The company further believes that, other than the potential resolution of the tax litigation and the in-process IRS audit discussed above, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

K.	Commitments and Contingencies

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

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.3 billion at April 1, 2007. This would result in a liability for the company of approximately $1.3 billion pretax. The company’s after-tax charge would be approximately $740, or $1.81 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $670. The company believes it has sufficient resources to satisfy its obligation if required.

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

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.5 billion at April 1, 2007. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

As a government contractor, the company is occasionally subject to U.S. government audits and investigations relating to its operations, including claims for fines, penalties, and compensatory and treble damages. Based on currently available information, the company believes the outcome of such ongoing government disputes and investigations will not have a material impact on its results of operations, financial condition or cash flows.

As of April 1, 2007, in connection with orders for eight Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transactions. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2008 and totaled $194 as of April 1, 2007, down from $302 at December 31, 2006. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

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

The changes in the carrying amount of warranty liabilities for the three-month periods ended April 1, 2007, and April 2, 2006, were as follows:

Three Months Ended	April 1 2007	April 2 2006
Beginning balance	$219	$202
Warranty expense	19	20
Payments	(14)	(12)
Ending balance *	$224	$210

*	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

L.	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three-month period ended April 1, 2007, and April 2, 2006, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 1 2007	April 2 2006	April 1 2007	April 2 2006
Service cost	$53	$66	$4	$4
Interest cost	104	106	16	17
Expected return on plan assets	(138)	(136)	(7)	(7)
Recognized net actuarial loss	3	8	2	2
Amortization of prior service cost	(12)	(3)	1	1
Amortization of transition obligation	—	—	1	1
Net periodic cost	$10	$41	$17	$18

General Dynamics’ contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s pension plans covering employees working in its government contracting businesses. With respect to post-retirement benefit plans, the company’s government contracts provide for the recovery of contributions to a Voluntary Employees’ Beneficiary Association trust and, for non-funded plans, recovery of claims paid. The cumulative pension and post-retirement benefit cost for some of these plans exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process on the Consolidated Balance Sheet until the cost is paid, charged to contracts and included in net sales. For other plans, the amount contributed to the plans, charged to contracts and included in net sales has exceeded the plans’ cumulative benefit cost. The company has deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the prepaid benefit cost related to these plans. (See Note F for discussion of the company’s deferred contract costs.)

On December 31, 2006, the company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. SFAS 158 amended SFAS 87, Employers’ Accounting for Pensions, SFAS 106, Employers’ Accounting for Postretirement Benefits, and SFAS 132(R), Employers’ Disclosures About Pension and Other Postretirement Benefits. This statement requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans. The difference between the asset or liability recognized under SFAS 87 or SFAS 106 and the funded status of these plans is recorded directly to accumulated other comprehensive income in shareholders’ equity on the Consolidated Balance Sheet. SFAS 158 does not change the measurement or reporting of periodic pension or post-retirement benefit cost.

M.	Business Group Information

General Dynamics operates in four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; land and expeditionary combat vehicles, armaments and munitions; shipbuilding and marine systems; and mission-critical information systems and technologies, respectively. The company measures each group’s profit based on operating earnings. As a result, the company does not allocate net interest, other income and expense items, and income taxes to its business groups.

Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	April 1 2007	April 2 2006	April 1 2007	April 2 2006
Aerospace	$1,094	$929	$173	$145
Combat Systems	1,568	1,369	174	147
Marine Systems	1,257	1,275	98	97
Information Systems and Technology	2,381	1,973	250	220
Corporate *	—	—	(14)	(13)
	$6,300	$5,546	$681	$596

	Identifiable Assets
	April 1 2007	December 31 2006
Aerospace	$2,831	$2,755
Combat Systems	6,491	6,347
Marine Systems	2,402	2,347
Information Systems and Technology	9,400	9,323
Corporate *	1,608	1,604
	$22,732	$22,376

*	Corporate operating results include the company’s stock option expense and a portion of the operating results of the company’s commercial pension plans. Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

N.	Condensed Consolidating Financial Statements

The fixed-rate notes described in Note H are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of April 1, 2007, and December 31, 2006, for the balance sheet, as well as the statements of earnings and cash flows for the three-month periods ended April 1, 2007, and April 2, 2006.

Condensed Consolidating Statement of Earnings

Three Months Ended April 1, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$5,503	$797	$—	$6,300
Cost of sales	1	4,552	673	—	5,226
General and administrative expenses	13	331	49	—	393
Operating Earnings	(14)	620	75	—	681
Interest expense	(27)	(1)	(4)	—	(32)
Interest income	2	—	4	—	6
Other, net	—	—	1	—	1
Earnings from Continuing Operations before Income Taxes	(39)	619	76	—	656
Provision for income taxes	(25)	213	28	—	216
Discontinued operations, net of tax	—	(6)	—	—	(6)
Equity in net earnings of subsidiaries	448	—	—	(448)	—
Net Earnings	$434	$400	$48	$(448)	$434

Three Months Ended April 2, 2006
Net Sales	$—	$4,762	$784	$—	$5,546
Cost of sales	—	3,936	651	—	4,587
General and administrative expenses	13	307	43	—	363
Operating Earnings	(13)	519	90	—	596
Interest expense	(31)	(1)	(3)	—	(35)
Interest income	12	—	6	—	18
Other, net	—	—	—	—	—
Earnings from Continuing Operations before Income Taxes	(32)	518	93	—	579
Provision for income taxes	(15)	176	31	—	192
Discontinued operations, net of tax	—	(13)	—	—	(13)
Equity in net earnings of subsidiaries	391	—	—	(391)	—
Net Earnings	$374	$329	$62	$(391)	$374

Condensed Consolidating Balance Sheet

April 1, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$623	$—	$869	$—	$1,492
Accounts receivable	—	1,388	916	—	2,304
Contracts in process	409	3,194	557	—	4,160
Inventories
Work in process	—	733	9	—	742
Raw materials	—	722	50	—	772
Pre-owned aircraft	—	58	—	—	58
Other	—	20	12	—	32
Assets of discontinued operations	—	79	—	—	79
Other current assets	119	68	132	—	319
Total Current Assets	1,151	6,262	2,545	—	9,958
Noncurrent Assets:
Property, plant and equipment	159	3,510	639	—	4,308
Accumulated depreciation of PP&E	(24)	(1,747)	(314)	—	(2,085)
Intangible assets and goodwill	—	8,799	1,673	—	10,472
Accumulated amortization of intangible assets	—	(504)	(100)	—	(604)
Other assets	192	459	32	—	683
Investment in subsidiaries	17,329	—	—	(17,329)	—
Total Noncurrent Assets	17,656	10,517	1,930	(17,329)	12,774
	$18,807	$16,779	$4,475	$(17,329)	$22,732
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$2	$—	$8
Liabilities of discontinued operations	—	76	—	—	76
Other current liabilities	732	4,637	2,216	—	7,585
Total Current Liabilities	732	4,719	2,218	—	7,669
Noncurrent Liabilities:
Long-term debt	2,597	22	163	—	2,782
Other liabilities	344	1,664	198	—	2,206
Total Noncurrent Liabilities	2,941	1,686	361	—	4,988
Shareholders’ Equity:
Common stock, including surplus	1,438	6,072	1,444	(7,519)	1,435
Other shareholders’ equity	13,696	4,302	452	(9,810)	8,640
Total Shareholders’ Equity	15,134	10,374	1,896	(17,329)	10,075
	$18,807	$16,779	$4,475	$(17,329)	$22,732

Condensed Consolidating Balance Sheet

December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$594	$—	$1,010	$—	$1,604
Accounts receivable	—	1,389	952	—	2,341
Contracts in process	403	2,963	622	—	3,988
Inventories
Work in process	—	714	1	—	715
Raw materials	—	678	33	—	711
Pre-owned aircraft	—	44	—	—	44
Other	—	12	2	—	14
Assets of discontinued operations	—	109	—	—	109
Other current assets	161	80	113	—	354
Total Current Assets	1,158	5,989	2,733	—	9,880
Noncurrent Assets:
Property, plant and equipment	140	3,471	577	—	4,188
Accumulated depreciation and amortization of PP&E	(23)	(1,694)	(303)	—	(2,020)
Intangible assets and goodwill	—	8,798	1,495	—	10,293
Accumulated amortization of intangible assets	—	(476)	(92)	—	(568)
Other assets	187	382	34	—	603
Investment in subsidiaries	15,492	—	—	(15,492)	—
Total Noncurrent Assets	15,796	10,481	1,711	(15,492)	12,496
	$16,954	$16,470	$4,444	$(15,492)	$22,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$1	$—	$7
Liabilities of discontinued operations	—	228	—	—	228
Other current liabilities	586	4,691	2,312	—	7,589
Total Current Liabilities	586	4,925	2,313	—	7,824
Noncurrent Liabilities:
Long-term debt	2,597	23	154	—	2,774
Other liabilities	234	1,548	169	—	1,951
Total Noncurrent Liabilities	2,831	1,571	323	—	4,725
Shareholders’ Equity:
Common stock, including surplus	1,362	6,075	1,158	(7,233)	1,362
Other shareholders’ equity	12,175	3,899	650	(8,259)	8,465
Total Shareholders’ Equity	13,537	9,974	1,808	(15,492)	9,827
	$16,954	$16,470	$4,444	$(15,492)	$22,376

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 1, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(84)	$478	$119	$—	$513
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	—	(18)	(280)	—	(298)
Other, net	—	(33)	(10)	—	(43)
Net Cash Used by Investing Activities	—	(51)	(290)	—	(341)
Cash Flows from Financing Activities:
Purchases of common stock	(153)	—	—	—	(153)
Other, net	(17)	(1)	(113)	—	(131)
Net Cash Used by Financing Activities	(170)	(1)	(113)	—	(284)
Cash sweep/funding by parent	283	(426)	143	—	—
Net Decrease in Cash and Equivalents	29	—	(141)	—	(112)
Cash and Equivalents at Beginning of Period	594	—	1,010	—	1,604
Cash and Equivalents at End of Period	$623	$—	$869	$—	$1,492

Three Months Ended April 2, 2006
Net Cash Provided by Operating Activities	$(34)	$178	$321	$—	$465
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2)	(151)	—	—	(153)
Other, net	(1)	(52)	(7)	—	(60)
Net Cash Used by Investing Activities	(3)	(203)	(7)	—	(213)
Cash Flows from Financing Activities:
Proceeds from option exercises	101	—	—	—	101
Other, net	(83)	—	(2)	—	(85)
Net Cash Used by Financing Activities	18	—	(2)	—	16
Cash sweep/funding by parent	35	25	(60)	—	—
Net Increase in Cash and Equivalents	16	—	252	—	268
Cash and Equivalents at Beginning of Period	1,563	—	768	—	2,331
Cash and Equivalents at End of Period	$1,579	$—	$1,020	$—	$2,599

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

Business Overview

General Dynamics is a market leader in business aviation; land and expeditionary combat vehicles and systems, armaments, and munitions; shipbuilding and marine systems; and mission-critical information systems and technologies. The company operates through four business groups – Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. General Dynamics’ primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate and individual buyers of business aircraft. The company operates in two primary markets – defense and business aviation. The majority of the company’s revenues derive from contracts with the U.S. military. The following discussion should be read in conjunction with the company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission and with the unaudited Consolidated Financial Statements included herein.

Results of Operations

Consolidated Overview

Three Months Ended	April 1 2007	April 2 2006	Variance
Net sales	$6,300	$5,546	$754	13.6%
Operating earnings	681	596	85	14.3%
Operating margin	10.8%	10.7%

General Dynamics’ first quarter 2007 sales and operating earnings increased substantially over the same quarter in 2006. Higher demand for new aircraft and continued growth in several of the company’s combat vehicle programs led to particularly strong results in the Aerospace and Combat Systems groups. Acquisitions in the Combat Systems and Information Systems and Technology groups also contributed to the increased sales and earnings in the quarter. In the Marine Systems group, sales and earnings were comparable with the first quarter of 2006.

The company’s operating margins in the first quarter of 2007 improved slightly over the margins generated in the same period in 2006. Margins improved in the Aerospace, Combat Systems and Marine Systems groups as a result of continued performance improvements. The recent expansion of the company’s information technology services business, in part through acquisitions, has reduced the Information Systems and Technology group’s overall margins. General and administrative (G&A) expenses as a percentage of net sales in the first three months of 2007 were 6.2 percent compared with 6.5 percent in the first quarter of 2006. The company expects G&A expenses as a percent of sales for the full-year 2007 to approximate the full-year 2006 rate of 6.2 percent.

General Dynamics’ sales and earnings were backed by continued strong cash performance in the first three months of 2007. Net cash provided by operating activities was $513, compared with $465 in the same quarter of 2006. The company used cash to fund acquisitions and capital expenditures, repurchase its common stock and pay dividends. The company’s net debt – debt less cash and equivalents and short-term investments – has increased by $612 since the first quarter of 2006 after taking into account $2.5 billion of acquisitions, $220 of share repurchases and $372 of dividends during the past 12 months.

The company’s effective tax rate for the three-month period ended April 1, 2007, was 32.9 percent compared with 33.2 percent in the same period in 2006. The company anticipates an effective tax rate of approximately 32 to 33 percent for the full-year 2007, excluding the effect of the potential resolution of tax matters related to prior years or other discrete events. For additional discussion of tax matters, see Note J to the unaudited Consolidated Financial Statements.

The company completed the sale of its aggregates operation in the second quarter of 2006. In addition, the company initiated a process in 2006 to sell its coal mining operation. With the sale of the aggregates business and the expected sale of the coal business in 2007, the operations previously reported as Resources have been reclassified to discontinued operations. The company’s reported net sales exclude the revenues associated with these businesses, and their operating results for the first three months of 2007 and 2006 have been included in discontinued operations, net of income taxes.

The company’s total backlog was $43.6 billion as of April 1, 2007, compared with $43.7 billion at December 31, 2006. Funded backlog grew 2 percent during the first quarter to $34.5 billion. The total backlog in the Aerospace group reached a new high of $8.4 billion at April 1, 2007, on continued strong order activity. The Aerospace group’s backlog has increased almost 30 percent during the past 12 months. The company’s total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft. The potential value to the company of these contracts, which may be realized over the next 15 years, was over $11 billion at the end of the first quarter of 2007.

Aerospace

Three Months Ended	April 1 2007	April 2 2006	Variance
Net sales	$1,094	$929	$165	17.8%
Operating earnings	173	145	28	19.3%
Operating margin	15.8%	15.6%
Aircraft deliveries (in units):
Green	30	25
Completion	30	23

The Aerospace group experienced significant sales growth in the first quarter of 2007 compared with 2006 due largely to increased new aircraft sales. Green aircraft deliveries increased 20 percent and completions were up 30 percent. In addition, aircraft services volume increased in the first quarter of 2007, while pre-owned aircraft activity was down slightly. On March 8, 2007, the company acquired WECO Aerospace Systems, a privately held aviation-component overhaul company, to augment the group’s service capabilities. The group’s operating earnings in the first quarter of 2007 slightly outpaced the sales growth, resulting in a 20 basis-point increase in operating margins. The group continues to experience pricing improvements and production efficiencies on new aircraft sales and higher margins on pre-owned aircraft sales. The group’s operating margins were tempered somewhat by a shift in the mix of new aircraft deliveries to include proportionately more mid-size aircraft and higher research and development spending, factors the company expects to continue for the foreseeable future.

The company expects substantial sales growth in the Aerospace group for the full-year 2007 over 2006 based on the group’s increased production schedule to meet the growing demand for new aircraft. The company expects the group’s 2007 margins to approximate those achieved in 2006. (See Notes G and K to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Combat Systems

Three Months Ended	April 1 2007	April 2 2006	Variance
Net sales	$1,568	$1,369	$199	14.5%
Operating earnings	174	147	27	18.4%
Operating margin	11.1%	10.7%

The Combat Systems group generated substantial sales and earnings growth in the first quarter of 2007 over the same period in 2006. The increase in sales and earnings was driven by:

•	higher production activity on several of the group’s European combat vehicle programs,

•	continued growth in combat vehicle, armament and soldier-protection programs in support of U.S. military requirements, and

•	recent acquisitions in the group’s munitions business.

The group continued to increase production on a number of programs, including the Piranha light armored vehicle, the Pandur II wheeled armored vehicle and the Pizarro advanced infantry fighting vehicle, to fulfill its substantial backlog with European customers. Volume was also up on the group’s Marine Corps light armored vehicle (LAV) and Abrams main battle tank programs, as well as its contracts to provide reactive armor tile sets for Bradley Fighting Vehicles and Abrams tanks. On January 8, 2007, the company acquired SNC Technologies Inc. (SNC Tec), a wholly owned subsidiary of SNC-Lavalin Group Inc. of Montreal, Quebec. SNC Tec is an ammunition system integrator that supplies small-, medium- and large-caliber ammunition and related products to the Canadian Forces, U.S. and other national defense customers, and law enforcement agencies around the world. Excluding the volume contributed from SNC Tec and the Scranton operation of Chamberlain Manufacturing Corporation, acquired in July 2006, the Combat Systems group’s revenues grew more than 8 percent over the first quarter of 2006.

The group’s first quarter 2007 operating margins increased 40 basis points over the same period in 2006 as a result of a shift in product mix and improved performance across the group.

For the full-year 2007, the company expects low-double-digit sales growth for the Combat Systems group with operating margins slightly higher than those achieved by the group in 2006.

Marine Systems

Three Months Ended	April 1 2007	April 2 2006	Variance
Net sales	$1,257	$1,275	$(18)	(1.4)%
Operating earnings	98	97	1	1.0%
Operating margin	7.8%	7.6%

The Marine Systems group’s net sales were down slightly in the first quarter of 2007 compared with the same prior-year period. Volume increased on several ship design and construction contracts for the U.S. Navy, such as the T-AKE combat-logistics ship, the DDG 1000 next-generation destroyer and the Littoral Combat Ship (LCS). Ships three through six of the current nine-ship T-AKE contract are currently under construction. The third and fourth ships are scheduled for delivery in the second and fourth quarters of 2007, respectively. The group is continuing the detail design of the DDG 1000 and is 50 percent complete with the first of two LCS ships currently under contract. Construction of the group’s second LCS ship is scheduled to begin in June. The sales growth on these programs in the first quarter was offset by a decline in volume on the SSGN submarine conversions as the program moves toward completion, and lower activity due to workload timing on the Virginia-class submarine and Arleigh Burke-class destroyer programs. The group is scheduled to return the fourth and final SSGN to service in the second half of 2007. The group is scheduled to deliver the fourth ship of the cost-reimbursable Virginia-class Block I contract in the fourth quarter of 2007, and construction is in process on the first four ships of the fixed-price Block II contract. The group has seven ships remaining under the Arleigh Burke destroyer contract with deliveries scheduled through 2011. The completion of the group’s four-ship commercial tanker contract in 2006 also contributed to the decline in sales in the first quarter.

The group’s operating earnings in the first quarter of 2007 were up modestly on reduced sales compared with the first quarter of 2006, resulting in a 20 basis-point increase in operating margins. The group has improved its performance on several programs including the Virginia-class submarine, SSGN and Arleigh Burke-class destroyer programs.

The group experienced cost growth in 2005 and 2006 on the Navy’s T-AKE program primarily from engineering- and design-related changes imposed by the customer. The company has submitted a formal request for equitable adjustment with the customer seeking approximately $600 of additional contract payments for the rework effort and scope growth caused by these changes. The Navy is evaluating the claim, and the company expects a resolution of this matter in mid-2007. The company is recording revenue at a break-even level based on the assumed recovery of a portion of this claim (see Note F to the unaudited Consolidated Financial Statements).

The company expects the Marine Systems group’s full-year 2007 sales to be consistent with the 2006 sales, with operating margins at or slightly above 8 percent.

Information Systems and Technology

Three Months Ended	April 1 2007	April 2 2006	Variance
Net sales	$2,381	$1,973	$408	20.7%
Operating earnings	250	220	30	13.6%
Operating margin	10.5%	11.2%

The Information Systems and Technology group’s sales and operating earnings increased significantly in the first three months of 2007 over the same period in 2006. A large portion of this growth was the result of the company’s acquisition of Anteon International Corporation in the second quarter of 2006. The group generated approximately 3 percent organic growth in the first quarter of 2007 despite a nearly $100 anticipated decline in volume on the United Kingdom’s BOWMAN program, which continues to transition from the production and installation phase to maintenance and long-term support activities. BOWMAN is the secure digital voice and data communications system for the U.K. armed forces.

The group continued to experience strong sales growth on several of its key contracts, including Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2), Mobile User Objective System (MUOS) and Common Hardware/Software III (CHS-3). Under the ICE2 program, the company supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide. On MUOS, the company enables on-the-move satellite connectivity for U.S. and allied forces. Under the CHS-3 program, the company provides updated commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other federal agencies worldwide. Demand also increased for the group’s ground-based satellite communication products and services.

The Information Systems and Technology group’s operating margins were down from the first quarter of 2006. The company has recently expanded the group’s services business, in part through acquisitions, resulting in a lower-margin contract mix and increased intangible asset amortization, which have reduced the group’s margin profile. Also contributing to the group’s margin compression in the quarter was a continuing shift in contract mix from mature production programs to more cost-reimbursable development-stage contracts.

The company expects the group to experience sales growth in the mid-single digit range in the full-year 2007 with about a 50 basis-point reduction in operating margins compared to 2006.

Corporate

Three Months Ended	April 1 2007	April 2 2006	Variance
Operating expense	(14)	(13)	(1)

Corporate results consist primarily of the company’s stock option expense and a portion of the earnings from the company’s commercial pension plans. The company began expensing stock options on January 1, 2006. (See Note E to the unaudited Consolidated Financial Statements for additional information regarding the company’s stock options.) The company expects 2007 stock option expense of approximately $65.

In the second quarter of 2006, the company completed the sale of its aggregates business. In addition, the company is in the process of selling its coal mining operation. With the sale of the aggregates business and the expected sale of the coal business, the operations previously reported as Resources have been reclassified to discontinued operations.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the first quarter of 2007 and fourth quarter of 2006:

April 1, 2007	Funded	Unfunded	Total Backlog	Potential Contract Value	Total Estimated Contract Value
Aerospace	$7,716	$730	$8,446	$964	$9,410
Combat Systems	10,550	1,809	12,359	1,818	14,177
Marine Systems	8,927	4,445	13,372	237	13,609
Information Systems and Technology	7,343	2,111	9,454	7,998	17,452
Total	$34,536	$9,095	$43,631	$11,017	$54,648

December 31, 2006
Aerospace	$6,941	$752	$7,693	$964	$8,657
Combat Systems	10,086	1,883	11,969	1,855	13,824
Marine Systems	9,449	4,576	14,025	1,052	15,077
Information Systems and Technology	7,548	2,432	9,980	9,218	19,198
Total	$34,024	$9,643	$43,667	$13,089	$56,756

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

The unfunded backlog represents firm orders that do not meet these criteria. The backlog does not include work awarded under indefinite delivery, indefinite quantity contracts or unexercised options. The potential contract value represents management’s estimate of the future contract value under these arrangements.

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

Total orders received in the company’s defense businesses during the first quarter of 2007 exceeded $4.6 billion, including $2 billion in the Information Systems and Technology group. These orders included several notable contract awards.

Combat Systems awards included the following:

•	Combined orders from the U.S. Army worth a total of $158 to continue the contractor logistics support for the Stryker combat vehicle program.

•	An order from the Army worth $149 for the production of Hydra-70 (2.75-inch) rockets. This order brings the total contract value to date to over $500. The contract has a total potential value of $900.

•	An order from the U.S. Marine Corps worth $144 to continue the System Development and Demonstration phase of the Expeditionary Fighting Vehicle program.

•	Combined orders worth a total of $122 from the Army to repair Stryker combat vehicles returning from battle.

•	An order from the Army for the production of small caliber ammunition worth $78. This award brings the total contract value to approximately $460.

•	An order from the Army worth $77 to provide 169 RG-31 Mk5 mine-protected vehicles. This award follows contracts with the Army for 94 RG-31 vehicles in 2006 and 148 vehicles in 2005.

Marine Systems awards included the following:

•

A contract with the U.S Navy worth $257 to complete the detail design of the DDG 1000 Zumwalt-class destroyer, the next-generation guided-missile destroyer. This program was formerly known as the DD(X) destroyer program.

•

A contract with the Navy for the maintenance and repair of LHA- and LHD-class amphibious assault ships. The contract has a potential value of $400, including options to extend the contract through 2013.

The company has also received several significant contract awards since the end of the first quarter. The Department of Justice selected the Information Systems and Technology group as the system integrator for the Integrated Wireless Network (IWN) program. IWN is a collaborative effort between the Departments of Justice, Homeland Security and the Treasury intended to provide secure, seamless, interoperable and reliable nationwide wireless voice, data and multimedia communications among federal agents and law enforcement officers engaged in disaster response, law enforcement, protective services and homeland defense. IWN is an IDIQ program with a potential value of $10 billion over 15 years, if all options are exercised.

The Department of Homeland Security also awarded the Information Systems and Technology group a task order under the Enterprise Acquisition Gateway for Leading Edge solutions (EAGLE) program. Under the task order, valued at over $225, the group will provide technology operations and maintenance services (TOMIS) for Citizen and Immigration Services at more than 280 locations nationwide.

In addition, the Combat Systems group has been working with the Marine Corps and the Army on an emerging, high-priority program for mine-resistant ambush-protected (MRAP) vehicles. MRAP vehicles are designed to provide improved protection for troops from improvised explosive devices, mines and other threats. The group is participating in two alternative solutions for this program, which may require as many as 8,000 vehicles based on current estimates. One of the group’s offerings is the Cougar armored vehicle, to be provided through a joint venture with Force Protection, Inc., called Force Dynamics. The group’s other offering is the RG-31 mine-protected vehicle. The following awards took place in the first quarter of 2007:

•	Force Protection, on behalf of Force Dynamics, received one of nine IDIQ contracts for four MRAP test vehicles and a follow-on production modification for 125 Cougar vehicles.

•	The company also received one of the nine IDIQ contracts for four MRAP test vehicles, as well as a follow-on production modification for 20 RG-31 vehicles.

The RG-31 vehicle awards and the company’s share of the Cougar vehicle awards are included in the backlog as of the end of the first quarter. In April 2007, the Marine Corps ordered an additional 1,000 Cougar vehicles from Force Dynamics under a contract worth $490. The company will add its $245 share of this award to the group’s backlog in the second quarter.

Aerospace

The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace potential contract value represents options to purchase new aircraft. The Aerospace group continued to experience significant order activity in the first quarter of 2007, increasing its backlog to a new record level for the fourth consecutive quarter.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the three-month period ended April 1, 2007. Net cash provided by operating activities was $513 in the first quarter of 2007, compared with $465 in the same period in 2006. Earnings from continuing operations was the principal driver of the company’s cash flows from operations in the first quarter of both years.

Free cash flow from operations for the first three months of 2007 was $469 versus $417 for the same period in 2006. Management defines free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing its common stock and paying dividends. The company uses free cash flow from operations to assess the quality of its earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the unaudited Consolidated Statement of Cash Flows:

Three Months Ended	April 1 2007	April 2 2006
Net cash provided by operating activities from continuing operations	$522	$470
Capital expenditures	(53)	(53)
Free cash flow from operations	$469	$417
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	119%	121%
Free cash flow from operations	107%	108%

With free cash flow from operations projected to approximate earnings from continuing operations for the full-year 2007, General Dynamics expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

The company ended the first quarter of 2007 with a cash balance of $1.5 billion compared with $1.6 billion at the end of 2006. A significant portion of the company’s cash balance as of April 1, 2007, represents advance payments against some of the company’s non-U.S. contracts. The company intends to use this cash to fund the operations of its non-U.S. subsidiaries in the fulfillment of these contracts.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.3 billion at April 1, 2007. If this were the outcome, the government contends the company would owe approximately $1.3 billion pretax. The company’s after-tax cash obligation would be approximately $670. The company believes that it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Net cash used by investing activities was $341 for the three-month period ended April 1, 2007, compared with $213 in the same period in 2006. In the first quarter of 2007, the company acquired SNC Tec and WECO for an aggregate of approximately $300 in cash. The company used cash on hand to fund these acquisitions. In the first quarter of 2006, the company acquired FC Business Systems, Inc.

Financing Activities

Financing activities used net cash of $284 in the first three months of 2007 and provided cash of $16 in the same period in 2006. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

There were no significant debt repayments in the first three months of 2007 or 2006. The company does not have any significant scheduled debt repayments until 2008.

On March 7, 2007, the company’s board of directors declared an increased regular quarterly dividend of $0.29 per share – the tenth consecutive annual increase. The board had previously increased the regular quarterly dividend to $0.23 per share in March 2006.

In the first quarter of 2007, the company repurchased approximately 2 million shares at an average price of about $76 per share. In the first quarter of 2006, the company repurchased approximately 146,000 shares at an average price of about $57 per share. As of April 1, 2007, the company has 7.7 million remaining shares authorized for repurchase, approximately 2 percent of its total shares outstanding.

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

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, claims for unanticipated contract costs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. There were no significant changes in the company’s critical accounting policies during the first quarter of 2007.

New Accounting Standards

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 is effective in the first quarter of 2008. The company does not expect the adoption of SFAS 159 to have a material effect on its results of operations, financial condition or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of April 1, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of April 1, 2007, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended April 1, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the company’s first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
1/1/07 - 1/28/07 (2)	371,645	$74.72	N/A	N/A
2/26/07 - 4/1/07	2,015,600	$76.01	2,015,600	7,650,500

(1)	On June 7, 2006, the board of directors authorized management to repurchase up to 10 million shares of common stock in the open market. Unless terminated earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

(2)	Represents shares withheld by, or delivered to, the company pursuant to provisions in agreements with recipients of restricted stock granted under the company’s equity compensation plans that allow the company to withhold, or the recipient to deliver to the company, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

The company did not make any unregistered sales of equity securities in the first quarter.

ITEM 6. EXHIBITS

10.1	2007 Compensation Arrangements for Named Executive Officers

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: May 2, 2007