Form 10-Q
period 2007-07-01
GENERAL DYNAMICS CORP
filed 2007-08-01
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

405,707,840 shares of the registrant’s common stock, $1 par value per share, were outstanding at July 27, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) July 1 2007	December 31 2006
ASSETS
Current Assets:
Cash and equivalents	$1,794	$1,604
Accounts receivable	2,539	2,341
Contracts in process	4,233	3,988
Inventories	1,595	1,484
Other current assets	390	463
Total Current Assets	10,551	9,880

Noncurrent Assets:
Property, plant and equipment, net	2,233	2,168
Intangible assets, net	1,093	1,184
Goodwill	8,838	8,541
Other assets	692	603
Total Noncurrent Assets	12,856	12,496
	$23,407	$22,376
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt and current portion of long-term debt	$506	$7
Accounts payable	1,819	1,956
Customer advances and deposits	3,048	2,949
Other current liabilities	2,765	2,912
Total Current Liabilities	8,138	7,824

Noncurrent Liabilities:
Long-term debt	2,283	2,774
Other liabilities	2,364	1,951
Commitments and contingencies (See Note K)
Total Noncurrent Liabilities	4,647	4,725

Shareholders’ Equity:
Common stock	482	482
Surplus	1,009	880
Retained earnings	10,488	9,769
Treasury stock	(1,594)	(1,455)
Accumulated other comprehensive income	237	151
Total Shareholders’ Equity	10,622	9,827
	$23,407	$22,376

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	July 1 2007	July 2 2006
Net Sales:
Products	$4,509	$4,240
Services	2,082	1,694
	6,591	5,934
Operating Costs and Expenses:
Products	3,965	3,773
Services	1,866	1,512
	5,831	5,285
Operating Earnings	760	649
Interest, net	(21)	(23)
Other, net	1	2
Earnings from Continuing Operations before Income Taxes	740	628

Provision for income taxes, net	222	208
Earnings from Continuing Operations	518	420

Discontinued operations, net of tax	(5)	216

Net Earnings	$513	$636

Earnings per Share
Basic:
Continuing operations	$1.28	$1.04
Discontinued operations	(0.01)	0.54
Net earnings	$1.27	$1.58
Diluted:
Continuing operations	$1.27	$1.03
Discontinued operations	(0.01)	0.53
Net earnings	$1.26	$1.56

Supplemental Information:
General and administrative expenses included in operating costs and expenses	$417	$385
Dividends Per Share	$0.29	$0.23

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Six Months Ended
(Dollars in millions, except per share amounts)	July 1 2007	July 2 2006
Net Sales:
Products	$8,858	$8,299
Services	4,033	3,181
	12,891	11,480
Operating Costs and Expenses:
Products	7,816	7,407
Services	3,634	2,828
	11,450	10,235
Operating Earnings	1,441	1,245
Interest, net	(47)	(40)
Other, net	2	2
Earnings from Continuing Operations before Income Taxes	1,396	1,207

Provision for income taxes, net	438	400
Earnings from Continuing Operations	958	807

Discontinued operations, net of tax	(11)	203

Net Earnings	$947	$1,010

Earnings per Share
Basic:
Continuing operations	$2.36	$2.01
Discontinued operations	(0.03)	0.50
Net earnings	$2.33	$2.51
Diluted:
Continuing operations	$2.34	$1.99
Discontinued operations	(0.03)	0.50
Net earnings	$2.31	$2.49

Supplemental Information:
General and administrative expenses included in operating costs and expenses	$810	$748
Dividends Per Share	$0.58	$0.46

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 1 2007	July 2 2006
Cash Flows from Operating Activities:
Net earnings	$947	$1,010
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	132	120
Amortization of intangible assets	75	57
Stock-based compensation expense	41	32
Excess tax benefit from stock-based compensation	(26)	(26)
Deferred income tax provision	53	11
Discontinued operations, net of tax	11	(203)
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(186)	197
Contracts in process	(188)	(286)
Inventories	(100)	(214)
Other current assets	(38)	(23)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(159)	(26)
Customer advances and deposits	417	78
Other current liabilities	(54)	4
Other, net	2	81
Net Cash Provided by Operating Activities from Continuing Operations	927	812
Net Cash Used by Discontinued Operations-Operating Activities	(8)	(19)
Net Cash Provided by Operating Activities	919	793
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(299)	(2,154)
Capital expenditures	(166)	(117)
Proceeds from sale of assets, net	93	—
Other, net	(6)	(8)
Discontinued operations	(1)	287
Net Cash Used by Investing Activities	(379)	(1,992)
Cash Flows from Financing Activities:
Dividends paid	(210)	(173)
Purchases of common stock	(153)	(85)
Proceeds from option exercises	102	137
Excess tax benefit from stock-based compensation	26	26
Net proceeds from commercial paper	—	862
Repayment of fixed-rate notes	—	(500)
Other, net	(115)	—
Net Cash (Used) Provided by Financing Activities	(350)	267
Net Increase (Decrease) in Cash and Equivalents	190	(932)
Cash and Equivalents at Beginning of Period	1,604	2,331
Cash and Equivalents at End of Period	$1,794	$1,399
Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$365	$307
Interest	$64	$73

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Operating results for the three- and six-month periods ended July 1, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the company’s results for the three- and six-month periods ended July 1, 2007, and July 2, 2006.

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

B. Acquisitions, Intangible Assets and Goodwill

In the first half of 2007, General Dynamics acquired two businesses for an aggregate of approximately $300 in cash.

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

General Dynamics funded the above acquisitions using commercial paper borrowings and cash on hand. The operating results of these businesses have been included with the company’s results as of the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the SNC TEC acquisition were still preliminary at July 1, 2007. The company is in the process of identifying and valuing intangible and other assets acquired. The completion of this analysis could result in an increase or decrease to the preliminary value assigned to these acquired assets, as well as to future periods’ amortization expense. The company expects the analysis to be completed during the third quarter of 2007 without any material adjustments.

Intangible assets consisted of the following:

	July 1 2007			December 31 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,376	$(448)	$928	$1,369	$(390)	$979
Other intangible assets	358	(193)	165	383	(178)	205
Total intangible assets	$1,734	$(641)	$1,093	$1,752	$(568)	$1,184

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. The company amortizes these assets over 7 to 40 years. The weighted-average amortization life of these assets as of July 1, 2007, was 17 years. Other intangible assets consist primarily of aircraft product design and customer lists, amortized over 9 and 21 years, respectively, and software and licenses, amortized over 5 to 11 years.

Amortization expense was $36 and $75 for the three- and six-month periods ended July 1, 2007, and $30 and $57 for the three- and six-month periods ended July 2, 2006. The company expects to record annual amortization expense over the next five years as follows:

2008	$135
2009	$134
2010	$130
2011	$121
2012	$118

The changes in the carrying amount of goodwill by business group for the six months ended July 1, 2007, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2006	$343	$2,069	$185	$5,944	$8,541
Acquisitions (a)	6	79	—	106	191
Other (b)	—	85	—	21	106
July 1, 2007	$349	$2,233	$185	$6,071	$8,838

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists primarily of adjustments for foreign currency translation.

C.	Discontinued Operations

The company sold its aggregates business in the second quarter of 2006. The company received proceeds of approximately $300 in the second quarter of 2006 and recognized an after-tax gain of approximately $220. Also in 2006, the company began a process to sell its coal mining operation. Efforts to complete the sale are ongoing, and the company expects to close the sale of this business in 2007. The financial statements for all periods have been restated to remove the revenues and expenses of these businesses from the company’s consolidated results of operations and present the results of their operations in discontinued operations. The results of operations and assets and liabilities of these businesses were not material to the Consolidated Financial Statements as of or for the three- and six-month periods ended July 1, 2007, and July 2, 2006.

D.	Earnings per Share and Comprehensive Income

Earnings Per Share

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1 2007	July 2 2006	July 1 2007	July 2 2006
Basic weighted average shares outstanding	405,150	403,518	405,373	402,494
Dilutive effect of stock options and restricted stock	3,750	3,440	3,795	3,236
Diluted weighted average shares outstanding	408,900	406,958	409,168	405,730

Comprehensive Income

The company’s comprehensive income was $590 and $1,033 for the three- and six-month periods ended July 1, 2007, respectively, and $719 and $988 for the three- and six-month periods ended July 2, 2006, respectively. The primary components of the company’s comprehensive income are net earnings and foreign currency translation adjustment.

E.	Stock-based Compensation

On January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair value at the grant date. The following table details the components of stock-based compensation expense recognized in earnings in the three- and six-month periods ended July 1, 2007, and July 2, 2006:

	Three Months Ended		Six Months Ended
	July 1 2007	July 2 2006	July 1 2007	July 2 2006
Stock options	$11	$8	$20	$17
Restricted stock	4	2	7	4
Total stock-based compensation expense included in earnings, net of tax	$15	$10	$27	$21

The company includes stock-based compensation expense in general and administrative expenses. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note M).

F.	Contracts in Process

Contracts in process represent recoverable costs and, where applicable, accrued profit related to government contracts and consisted of the following:

	July 1 2007	December 31 2006
Contract costs and estimated profits	$17,840	$16,100
Other contract costs	1,197	1,297
	19,037	17,397
Less advances and progress payments	14,804	13,409
Total contracts in process	$4,233	$3,988

Contract costs consist primarily of labor and material costs and related overhead and G&A expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $10 as of July 1, 2007, and approximately $350 as of December 31, 2006. The company has resolved substantially all of its outstanding claims, including its request for equitable adjustment related to its T-AKE combat logistics ship contract. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The decrease in other contract costs since year-end 2006 relates primarily to a reduction in deferred workers’ compensation and pension costs. The company expects to bill substantially all of its July 1, 2007, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

G.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	July 1 2007	December 31 2006
Raw materials	$801	$711
Work in process	725	715
Pre-owned aircraft	47	44
Other	22	14
Total inventories	$1,595	$1,484

H.	Debt

Debt consisted of the following:

	Interest Rates	July 1 2007	December 31 2006
Fixed-rate notes
Notes due in May 2008	3.000%	$499	$499
Notes due in August 2010	4.500%	699	699
Notes due in May 2013	4.250%	999	999
Notes due in August 2015	5.375%	400	400
Senior notes due in 2008	6.320%	150	150
Term debt due in 2008	7.500%	25	25
Other	Various	17	9
Total debt		2,789	2,781
Less current portion		506	7
Long-term debt		$2,283	$2,774

As of July 1, 2007, General Dynamics had outstanding $2.6 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the outstanding principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note N for condensed consolidating financial statements.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of July 1, 2007, the fair value of this currency swap was a $58 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. A final annual sinking fund payment of $5 is required in December of 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at a rate of 7.5 percent annually.

As of July 1, 2007, other debt consisted primarily of a capital lease arrangement and $10 of non-interest-bearing debt assumed in connection with the company’s acquisition of SNC TEC in January 2007.

As of July 1, 2007, and December 31, 2006, the company had no commercial paper outstanding but maintains the ability to access the market. The company has approximately $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2009 and a $975 multiyear facility expiring in December 2011. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities aggregating approximately $810.

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of July 1, 2007.

I.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	July 1 2007	December 31 2006
Retirement benefits	$760	$739
Salaries and wages	559	457
Workers’ compensation	508	546
Other (a)	938	1,170
Other current liabilities	$2,765	$2,912
Deferred U.S. federal income taxes	$835	$854
Retirement benefits	559	386
Customer deposits on commercial contracts	523	308
Other (b)	447	403
Other liabilities	$2,364	$1,951

(a)	Consists primarily of income taxes payable, dividends payable, environmental remediation reserves, warranty reserves and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

J.	Income Taxes

The company had a net deferred tax liability of $753 at July 1, 2007, and $722 at December 31, 2006. The current portion of the net deferred taxes was an asset of $104 at July 1, 2007, and $139 at December 31, 2006, and is included in other current assets on the Consolidated Balance Sheet.

On November 27, 2001, the company filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to the litigation on June 23, 2004. The suit seeks recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the issues in the case. The court held that the company could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note K for more information regarding the A-12 contract.) The company is considering whether to appeal this decision. With respect to the other issues in the suit, the company has reached a basis for settlement with the Department of Justice. However, the settlement is pending final approval by the Department of Justice and the Joint Committee on Taxation of the Congress. If the settlement is approved, the company expects the refund to be approximately $36, including after-tax interest. The company has recognized no benefit from this matter.

In the second quarter of 2007, the company and the IRS reached agreement on the examination of the company’s federal income tax returns for 2003 and 2004, with the exception of one open immaterial issue. As a result of resolution of the 2003-2004 audit, the company reassessed its tax contingencies during the quarter and recognized a benefit of approximately $18, or $0.05 per share.

The IRS has examined all of the company’s consolidated federal income tax returns through 2004. The company has recorded liabilities for tax uncertainties for all years that remain open to review. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

The company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of July 1, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of July 1, 2007 (with the exception of the refund suit discussed above), if recognized, would not have a material impact on its effective tax rate. The company further believes that, other than the potential resolution of the tax litigation discussed above, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

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

On May 3, 2007, the trial court issued a decision upholding the government’s default termination. The company believes that the trial court failed to follow the appeals court ruling and continues to believe that the evidence supports a determination that the government’s default termination was not justified. On May 30, 2007, the company filed a notice of appeal.

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.3 billion at July 1, 2007. This would result in a liability for the company of approximately $1.3 billion pretax. The company’s after-tax charge would be approximately $750, or $1.83 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $675. The company believes it has sufficient resources to satisfy its obligation if required.

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

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.5 billion at July 1, 2007.

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

In the ordinary course of business, the company’s Aerospace group offers customers trade-in options, which may or may not be exercised by the customers, in connection with new-aircraft sales transactions. If these options are exercised, the company will accept trade-in aircraft (Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transactions. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. As of July 1, 2007, these option commitments were not material.

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

The changes in the carrying amount of warranty liabilities for the six-month periods ended July 1, 2007, and July 2, 2006, were as follows:

Six Months Ended	July 1 2007	July 2 2006
Beginning balance	$219	$202
Warranty expense	32	42
Payments	(25)	(27)
Adjustments (a)	—	1
Ending balance (b)	$226	$218

(a)	Includes warranty liabilities assumed in connection with acquisitions and foreign exchange translation adjustments.

(b)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

L.	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and six-month periods ended July 1, 2007, and July 2, 2006, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 1 2007	July 2 2006	July 1 2007	July 2 2006
Service cost	$53	$67	$4	$5
Interest cost	104	106	16	17
Expected return on plan assets	(139)	(136)	(6)	(6)
Recognized net actuarial loss	3	7	1	2
Amortization of prior service cost	(11)	(3)	—	—
Net periodic cost	$10	$41	$15	$18

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	July 1 2007	July 2 2006	July 1 2007	July 2 2006
Service cost	$106	$133	$8	$9
Interest cost	208	212	32	34
Expected return on plan assets	(277)	(272)	(13)	(13)
Recognized net actuarial loss	6	15	3	4
Amortization of prior service cost	(23)	(6)	1	1
Amortization of transition obligation	—	—	1	1
Net periodic cost	$20	$82	$32	$36

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

M.    Business Group Information

General Dynamics operates in four business groups: Aerospace, Combat Systems, Marine Systems, and Information Systems and Technology. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; land and expeditionary combat vehicles, armaments and munitions; shipbuilding and marine systems; and mission-critical information systems and technologies, respectively. The company measures each group’s profit based on operating earnings. As a result, the company does not allocate net interest, other income and expense items, and income taxes to its business groups.

Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	July 1 2007	July 2 2006	July 1 2007	July 2 2006
Aerospace	$1,208	$1,067	$199	$166
Combat Systems	1,712	1,444	191	172
Marine Systems	1,272	1,266	112	92
Information Systems and Technology	2,399	2,157	269	232
Corporate *	—	—	(11)	(13)
	$6,591	$5,934	$760	$649

	Net Sales		Operating Earnings
Six Months Ended	July 1 2007	July 2 2006	July 1 2007	July 2 2006
Aerospace	$2,302	$1,996	$372	$311
Combat Systems	3,280	2,813	365	319
Marine Systems	2,529	2,541	210	189
Information Systems and Technology	4,780	4,130	519	452
Corporate *	—	—	(25)	(26)
	$12,891	$11,480	$1,441	$1,245

	Identifiable Assets
	July 1 2007	December 31 2006

Aerospace	$2,936	$2,755
Combat Systems	6,908	6,347
Marine Systems	2,399	2,347
Information Systems and Technology	9,406	9,323
Corporate *	1,758	1,604
	$23,407	$22,376

*	Corporate operating results include the company’s stock option expense and a portion of the operating results of the company’s commercial pension plans. Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

N.    Condensed Consolidating Financial Statements

The fixed-rate notes described in Note H are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of July 1, 2007, and December 31,

2006, for the balance sheet, as well as the statements of earnings and cash flows for the three- and six-month periods ended July 1, 2007, and July 2, 2006.

Condensed Consolidating Statement of Earnings

Three Months Ended July 1, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$5,727	$864	$—	$6,591
Cost of sales	(6)	4,710	710	—	5,414
General and administrative expenses	17	349	51	—	417
Operating Earnings	(11)	668	103	—	760
Interest expense	29	1	4	—	34
Interest income	4	—	9	—	13
Other, net	—	1	—	—	1
Earnings from Continuing Operations before Income Taxes	(36)	668	108	—	740
Provision for income taxes	(35)	225	32	—	222
Discontinued operations, net of tax	—	(5)	—	—	(5)
Equity in net earnings of subsidiaries	514	—	—	(514)	—
Net Earnings	$513	$438	$76	$(514)	$513

Three Months Ended July 2, 2006
Net Sales	$—	$5,141	$793	$—	$5,934
Cost of sales	1	4,237	662	—	4,900
General and administrative expenses	12	332	41	—	385
Operating Earnings	(13)	572	90	—	649
Interest expense	37	1	3	—	41
Interest income	10	1	7	—	18
Other, net	—	1	1	—	2
Earnings from Continuing Operations before Income Taxes	(40)	573	95	—	628
Provision for income taxes	(24)	197	35	—	208
Discontinued operations, net of tax	—	216	—	—	216
Equity in net earnings of subsidiaries	652	—	—	(652)	—
Net Earnings	$636	$592	$60	$(652)	$636

Six Months Ended July 1, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$11,230	$1,661	$—	$12,891
Cost of sales	(5)	9,262	1,383	—	10,640
General and administrative expenses	30	680	100	—	810
Operating Earnings	(25)	1,288	178	—	1,441
Interest expense	57	2	7	—	66
Interest income	7	—	12	—	19
Other, net	—	1	1	—	2
Earnings from Continuing Operations before Income Taxes	(75)	1,287	184	—	1,396
Provision for income taxes	(60)	438	60	—	438
Discontinued operations, net of tax	—	(11)	—	—	(11)
Equity in net earnings of subsidiaries	962	—	—	(962)	—
Net Earnings	$947	$838	$124	$(962)	$947

Six Months Ended July 2, 2006
Net Sales	$—	$9,903	$1,577	$—	$11,480
Cost of sales	1	8,173	1,313	—	9,487
General and administrative expenses	25	639	84	—	748
Operating Earnings	(26)	1,091	180	—	1,245
Interest expense	68	2	6	—	76
Interest income	22	1	13	—	36
Other, net	—	1	1	—	2
Earnings from Continuing Operations before Income Taxes	(72)	1,091	188	—	1,207
Provision for income taxes	(39)	373	66	—	400
Discontinued operations, net of tax	—	203	—	—	203
Equity in net earnings of subsidiaries	1,043	—	—	(1,043)	—
Net Earnings	$1,010	$921	$122	$(1,043)	$1,010

Condensed Consolidating Balance Sheet

July 1, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$835	$—	$959	$—	$1,794
Accounts receivable	—	1,585	954	—	2,539
Contracts in process	411	3,165	657	—	4,233
Inventories
Raw materials	—	754	47	—	801
Work in process	—	714	11	—	725
Pre-owned aircraft	—	47	—	—	47
Other	—	16	6	—	22
Assets of discontinued operations	—	26	—	—	26
Other current assets	132	46	186	—	364
Total Current Assets	1,378	6,353	2,820	—	10,551
Noncurrent Assets:
Property, plant and equipment	127	3,588	660	—	4,375
Accumulated depreciation and amortization of PP&E	(20)	(1,794)	(328)	—	(2,142)
Intangible assets and goodwill	—	8,781	1,791	—	10,572
Accumulated amortization of intangible assets	—	(533)	(108)	—	(641)
Other assets	184	473	35	—	692
Investment in subsidiaries	17,424	—	—	(17,424)	—
Total Noncurrent Assets	17,715	10,515	2,050	(17,424)	12,856
	$19,093	$16,868	$4,870	$(17,424)	$23,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$499	$6	$1	$—	$506
Liabilities of discontinued operations	—	30	—	—	30
Other current liabilities	571	4,765	2,266	—	7,602
Total Current Liabilities	1,070	4,801	2,267	—	8,138
Noncurrent Liabilities:
Long-term debt	2,098	22	163	—	2,283
Other liabilities	299	1,795	270	—	2,364
Total Noncurrent Liabilities	2,397	1,817	433	—	4,647
Shareholders’ Equity:
Common stock, including surplus	1,494	6,072	1,580	(7,655)	1,491
Other shareholders’ equity	14,132	4,178	590	(9,769)	9,131
Total Shareholders’ Equity	15,626	10,250	2,170	(17,424)	10,622
	$19,093	$16,868	$4,870	$(17,424)	$23,407

Condensed Consolidating Balance Sheet

December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$594	$—	$1,010	$—	$1,604
Accounts receivable	—	1,389	952	—	2,341
Contracts in process	403	2,963	622	—	3,988
Inventories
Work in process	—	714	1	—	715
Raw materials	—	678	33	—	711
Pre-owned aircraft	—	44	—	—	44
Other	—	12	2	—	14
Assets of discontinued operations	—	109	—	—	109
Other current assets	161	80	113	—	354
Total Current Assets	1,158	5,989	2,733	—	9,880
Noncurrent Assets:
Property, plant and equipment	140	3,471	577	—	4,188
Accumulated depreciation and amortization of PP&E	(23)	(1,694)	(303)	—	(2,020)
Intangible assets and goodwill	—	8,798	1,495	—	10,293
Accumulated amortization of intangible assets	—	(476)	(92)	—	(568)
Other assets	187	382	34	—	603
Investment in subsidiaries	15,492	—	—	(15,492)	—
Total Noncurrent Assets	15,796	10,481	1,711	(15,492)	12,496
	$16,954	$16,470	$4,444	$(15,492)	$22,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$1	$—	$7
Liabilities of discontinued operations	—	228	—	—	228
Other current liabilities	586	4,691	2,312	—	7,589
Total Current Liabilities	586	4,925	2,313	—	7,824
Noncurrent Liabilities:
Long-term debt	2,597	23	154	—	2,774
Other liabilities	234	1,548	169	—	1,951
Total Noncurrent Liabilities	2,831	1,571	323	—	4,725
Shareholders’ Equity:
Common stock, including surplus	1,362	6,075	1,158	(7,233)	1,362
Other shareholders’ equity	12,175	3,899	650	(8,259)	8,465
Total Shareholders’ Equity	13,537	9,974	1,808	(15,492)	9,827
	$16,954	$16,470	$4,444	$(15,492)	$22,376

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 1, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(191)	$1,036	$74	$—	$919
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	—	(18)	(281)	—	(299)
Other, net	37	(95)	(22)	—	(80)
Net Cash Used by Investing Activities	37	(113)	(303)	—	(379)
Cash Flows from Financing Activities:
Dividends paid	(210)	—	—	—	(210)
Purchases of common stock	(153)	—	—	—	(153)
Other, net	128	(1)	(114)	—	13
Net Cash Used by Financing Activities	(235)	(1)	(114)	—	(350)
Cash sweep/funding by parent	630	(922)	292	—	—
Net Increase in Cash and Equivalents	241	—	(51)	—	190
Cash and Equivalents at Beginning of Period	594	—	1,010	—	1,604
Cash and Equivalents at End of Period	$835	$—	$959	$—	$1,794

Six Months Ended July 2, 2006
Net Cash Provided by Operating Activities	$(326)	$714	$405	$—	$793
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2)	(2,152)	—	—	(2,154)
Proceeds from sale of assets, net	—	299	—	—	299
Other, net	(1)	(118)	(18)	—	(137)
Net Cash Used by Investing Activities	(3)	(1,971)	(18)	—	(1,992)
Cash Flows from Financing Activities:
Net proceeds from commercial paper	862	—	—	—	862
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Other, net	(93)	—	(2)	—	(95)
Net Cash Provided by Financing Activities	269	—	(2)	—	267
Cash sweep/funding by parent	(1,203)	1,257	(54)	—	—
Net Decrease in Cash and Equivalents	(1,263)	—	331	—	(932)
Cash and Equivalents at Beginning of Period	1,563	—	768	—	2,331
Cash and Equivalents at End of Period	$300	$—	$1,099	$—	$1,399

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

Business Overview

General Dynamics is a market leader in business aviation; land and expeditionary combat vehicles and systems, armaments, and munitions; shipbuilding and marine systems; and mission-critical information systems and technologies. The company operates through four business groups – Aerospace, Combat Systems, Marine Systems, and Information Systems and Technology. General Dynamics’ primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate and individual buyers of business aircraft. The company operates in two primary markets – defense and business aviation. The majority of the company’s revenues derive from contracts with the U.S. military. The following discussion should be read in conjunction with the company’s 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited Consolidated Financial Statements included herein.

Results of Operations

Consolidated Overview

Three Months Ended	July 1 2007	July 2 2006	Variance
Net sales	$6,591	$5,934	$657	11.1%
Operating earnings	760	649	111	17.1%
Operating margin	11.5%	10.9%

Six Months Ended	July 1 2007	July 2 2006	Variance
Net sales	$12,891	$11,480	$1,411	12.3%
Operating earnings	1,441	1,245	196	15.7%
Operating margin	11.2%	10.8%

General Dynamics generated strong growth in net sales in the second quarter and first half of 2007 compared to the same periods in 2006. The sales growth was driven principally by higher new aircraft sales to meet continued demand in the Aerospace group and increased volume on combat vehicle programs in the Combat Systems group. Acquisitions in the Combat Systems and Information Systems and Technology groups also contributed to the increased sales in the second quarter and first six months of 2007. The Marine Systems group’s sales were steady compared to 2006.

The company’s second-quarter and first-half operating earnings and margins increased significantly in 2007 over the prior year periods. Each of the company’s business groups experienced double-digit growth in operating earnings in the second quarter and first six months compared with 2006. The growth in operating earnings resulted from the increased volume in the Aerospace, Combat Systems and Information Systems and Technology groups, and from significantly improved margins in the Aerospace and Marine Systems groups. This led to overall margin expansion for the company of 60 basis points for the second quarter and 40 basis points for the first half of 2007. General and administrative (G&A) expenses as a percentage of net sales in the first six months of 2007 were 6.3 percent compared with 6.5 percent in the first half of 2006. The company expects G&A expenses as a percent of sales for the full-year 2007 to approximate the full-year 2006 rate of 6.2 percent.

General Dynamics’ earnings were backed by continued strong cash performance in the first half of 2007. Net cash provided by operating activities was $919, compared with $793 in the first six months of 2006 (96 percent and 98 percent of earnings from continuing operations, respectively). The company used cash to fund acquisitions and capital expenditures, repurchase its common stock and pay dividends. The company’s net debt – debt less cash and equivalents and short-term investments – has decreased by $1.3 billion since the second quarter of 2006 despite almost $500 spent on acquisitions, over $150 of share repurchases and approximately $400 of dividends paid during the past 12 months.

The company’s effective tax rate for the six-month period ended July 1, 2007, was 31.4 percent compared with 33.1 percent in the same period in 2006. The company’s effective tax rate for the first half of 2007 was impacted favorably by the resolution of the company’s 2003-2004 federal income tax audit during the second quarter. This settlement resulted in an $18, or approximately $0.05 per-share benefit, which reduced the company’s effective tax rate for the first half of 2007 by 1.3 percent. The company anticipates an effective tax rate of approximately 32 to 33 percent for the full-year 2007, excluding the effect of the second-quarter IRS settlement and the potential resolution of other tax matters related to prior years or other discrete events that may occur in the future. For additional discussion of tax matters, see Note J to the unaudited Consolidated Financial Statements.

The company completed the sale of its aggregates operation in the second quarter of 2006. The company received approximately $300 in cash from the sale of this business and recognized an after-tax gain of $220 in discontinued operations. In addition, the company initiated a process in 2006 to sell its coal mining operation. With the sale of the aggregates business and the expected sale of the coal business in 2007, the operations previously reported as Resources have been reclassified to discontinued operations. The company’s reported net sales exclude the revenues associated with these businesses, and their operating results for the first half of 2007 and 2006 have been included in discontinued operations, net of income taxes.

The company’s total backlog was $44.6 billion as of July 1, 2007, up 2 percent from $43.6 billion at April 1, 2007. Funded backlog grew 3 percent during the second quarter to $35.4 billion. The total backlog in the Aerospace group increased 20 percent in the second quarter as the group continued to experience record-level order activity. The Aerospace group’s total backlog reached a new high of $10.1 billion at July 1, 2007. The company’s total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft. Management’s estimate of the potential value to the company of these contracts, which may be realized over the next 15 years, was over $11 billion at the end of the second quarter of 2007.

Aerospace

Three Months Ended	July 1 2007	July 2 2006	Variance
Net sales	$1,208	$1,067	$141	13.2%
Operating earnings	199	166	33	19.9%
Operating margin	16.5%	15.6%
Aircraft deliveries (in units):
Green	36	29
Completion	36	26

Six Months Ended	July 1 2007	July 2 2006	Variance
Net sales	$2,302	$1,996	$306	15.3%
Operating earnings	372	311	61	19.6%
Operating margin	16.2%	15.6%
Aircraft deliveries (in units):
Green	66	54
Completion	66	49

The Aerospace group continued to experience significant sales growth in the second quarter and first half of 2007 compared with the same periods in 2006. The group’s performance was driven primarily by increased new aircraft production to meet the continuing growth in global demand for business jets. In the second quarter of 2007, green aircraft deliveries were up by 7 units, or 24 percent, and completions increased by 10 units, or 38 percent. In the first six months of 2007, the group delivered 12 additional green aircraft and 17 additional completions compared with the same period in 2006, increases of 22 and 35 percent, respectively. Aircraft services volume was also up in the second quarter and first half of 2007, rising approximately 15 percent in each period. The growth in new aircraft and aircraft services volume was offset in part by significantly lower pre-owned aircraft activity. Sales of pre-owned aircraft were $43 in the first half of 2007 compared with $150 in the first half of 2006, reflecting customers’ increasing preference to sell aircraft on their own rather than trade them.

The group’s operating margins improved significantly in the three- and six-month periods ended July 1, 2007, as the group’s operating earnings grew almost 20 percent in each period. Increased deliveries of new aircraft and higher aircraft services volume were the primary source of the earnings growth, offset in part by lower earnings on pre-owned aircraft sales. Earnings on pre-owned aircraft sales were $2 in the first half of 2007 compared with $13 in the first half of 2006. The group’s margins improved primarily as a result of better-than-expected labor productivity in the new aircraft manufacturing and completion processes. Continued modest pricing improvement on units delivered in 2007 over those delivered in 2006 and the reduced number of lower-margin pre-owned aircraft sales also contributed to the group’s margin expansion.

The company expects significant sales growth in the Aerospace group for the full-year 2007 over 2006 based on the group’s increased production schedule to meet the continued growing demand for new aircraft. The company expects the group’s full-year 2007 margins to be consistent with the second quarter performance. (See Notes G and K to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Combat Systems

Three Months Ended	July 1 2007	July 2 2006	Variance
Net sales	$1,712	$1,444	$268	18.6%
Operating earnings	191	172	19	11.0%
Operating margin	11.2%	11.9%

Six Months Ended	July 1 2007	July 2 2006	Variance
Net sales	$3,280	$2,813	$467	16.6%
Operating earnings	365	319	46	14.4%
Operating margin	11.1%	11.3%

The Combat Systems group’s net sales and operating earnings increased significantly in the second quarter and first half of 2007 over the same periods in 2006. The majority of the sales and earnings growth was due to increased volume in the group’s U.S. and European combat vehicle businesses. Sales volume in these businesses increased 22 percent over the second quarter of 2006 and 15 percent over the first half of 2006. The most notable increases included the following:

•	increased activity on several of the company’s contracts in support of the Abrams main battle tank, particularly the System Enhancement Package (SEP) upgrade;

•	the U.S. Marine Corps light armored vehicle (LAV) – a new program entering production in 2007;

•	the initial production of Cougar and RG-31 vehicles under the mine-resistant, ambush-protected (MRAP) program; and

•	the ramp-up of activity on the group’s contracts to provide Pandur II wheeled armored vehicles to Portugal and the Czech Republic.

Acquisitions in the group’s munitions business also contributed to the group’s sales and earnings growth in 2007. The company acquired SNC Technologies Inc. (SNC TEC) in the first quarter of 2007 and the Scranton operation of Chamberlain Manufacturing Corporation in the third quarter of 2006. These businesses contributed approximately 6 percent sales growth in both the second quarter and first half of 2007.

The group’s operating margins were down slightly in the three- and six-month periods ended July 1, 2007, compared to the same periods in 2006 largely as a result of a shift in product mix across the group, including the start-up of several new combat vehicle production programs and increased activity on cost-reimbursable logistics-support contracts. In addition, the integration of the SNC TEC acquisition and costs associated with the company’s exit from the group’s European commercial business reduced the group’s margins in the first half of 2007. The company expects the Combat Systems group to experience sales growth in excess of 20 percent for the full-year 2007 with operating margins slightly higher than those achieved by the group in 2006.

Marine Systems

Three Months Ended	July 1 2007	July 2 2006	Variance
Net sales	$1,272	$1,266	$6	0.5%
Operating earnings	112	92	20	21.7%
Operating margin	8.8%	7.3%

Six Months Ended	July 1 2007	July 2 2006	Variance
Net sales	$2,529	$2,541	$(12)	(0.5)%
Operating earnings	210	189	21	11.1%
Operating margin	8.3%	7.4%

The Marine Systems group’s 2007 net sales were consistent with the second-quarter and first-half sales in 2006. To date in 2007, volume on the group’s ship design and early-stage construction programs for the U.S. Navy has increased approximately 10 percent over 2006. The T-AKE combat-logistics ship, the DDG 1000 next-generation destroyer and the Littoral Combat Ship (LCS) each had higher activity in 2007 compared to 2006, while the Virginia-class submarine program experienced lower activity due to workload timing. The third T-AKE ship was delivered in the second quarter of 2007, and ships four through seven are currently under construction. The fourth ship is scheduled for delivery in the fourth quarter of 2007. The group is continuing the detail design of DDG 1000, and construction of the first of two LCS ships currently under contract was over 60 percent complete as of July 1, 2007. The group is scheduled to deliver the fourth and final ship of the cost-reimbursable Virginia-class Block I contract in the fourth quarter of 2007, and construction is in process on five of the six ships under the fixed-price Block II contract. The group also continued to experience increased activity on its nuclear submarine engineering programs for the Navy.

The increase in sales on early-stage Navy programs was mostly offset by a decline in activity on certain of the group’s mature ship construction programs, including the SSGN submarine conversions and the Arleigh Burke-class destroyers. The SSGN program is nearing its scheduled third quarter 2007 completion. The group has six ships remaining under the Arleigh Burke destroyer contract with deliveries scheduled through 2011. In addition, the group’s four-ship commercial tanker contract was completed in the third quarter of 2006, and the first ship in its new product carrier contract is not scheduled to enter production until later this year.

The group generated a substantial improvement in operating margins in the three- and six-month periods ended July 1, 2007, as operating earnings grew significantly on steady sales volume. The growth in operating earnings and margins resulted primarily from continued performance improvement on several programs – including the Virginia-class and SSGN submarines and Arleigh Burke-class destroyers – and a restructuring of the T-AKE contract.

The company and the Navy have restructured the T-AKE contract, including a resolution of the company’s outstanding request for equitable adjustment (REA). The restructured agreement includes revised pricing on ships one through nine and the terms of the award of up to five additional ships, which could bring the total number of ships in the program to 14. The Navy subsequently awarded the company a modification for long-lead materials for a tenth ship. The company submitted the REA in 2005 seeking additional contract payments for rework effort and scope growth caused by engineering- and design-related changes imposed by the customer. The company was previously recognizing revenue on the T-AKE contract at a break-even level in anticipation of the resolution of the REA. On the basis of the contract restructuring and the revised estimate at completion, the company began recognizing profit on the T-AKE contract in the second quarter.

The company expects the Marine Systems group’s full-year 2007 sales to be up modestly from 2006. The company expects the group’s operating margins to slightly exceed 8 percent as the mix of ship construction work continues to shift from mature production programs to early-stage design and construction contracts.

Information Systems and Technology

Three Months Ended	July 1 2007	July 2 2006	Variance
Net sales	$2,399	$2,157	$242	11.2%
Operating earnings	269	232	37	15.9%
Operating margin	11.2%	10.8%

Six Months Ended	July 1 2007	July 2 2006	Variance
Net sales	$4,780	$4,130	$650	15.7%
Operating earnings	519	452	67	14.8%
Operating margin	10.9%	10.9%

The Information Systems and Technology group generated substantial growth in sales and operating earnings in the three- and six-month periods ended July 1, 2007, over the same periods in 2006. This growth resulted primarily from the acquisition of Anteon International Corporation in the second quarter of 2006. The Information Systems and Technology group’s organic sales were essentially flat compared with the second quarter and first half of 2006. Excluding a decrease in sales in the group’s operations in the United Kingdom, driven by the scheduled decline in volume on the BOWMAN communications program for the U.K. armed forces, the group has experienced approximately 4 percent organic sales growth to-date in 2007.

Sales in the group’s North American tactical and strategic mission systems business grew 8 percent in the second quarter and 13 percent in the first half of 2007 over the comparable prior-year periods. The majority of the sales growth was due to increased activity on the group’s ground-based satellite communication programs and strong volume on several contracts in support of U.S. military and intelligence activities around the world. These include the Mobile User Objective System (MUOS), which enables on-the-move satellite connectivity for U.S. and allied forces; Common Hardware/ Software III (CHS-3), on which the company provides commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other federal agencies worldwide; and Joint Network Node (JNN), a tactical communications system that provides broadband voice, video and data communications for the U.S. Army. JNN was recently incorporated into the company’s Warfighter Information Network-Tactical (WIN-T) program, the Army’s next-generation communications network.

Within the group’s information technology (IT) and mission services business, organic sales were up approximately 5 percent in 2007 compared to 2006. Increased activity on the group’s Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2) contract was offset in part by lower volume on commercial wireless services contracts. Under the ICE2 program, the company supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide. Sales in the group’s intelligence mission systems business declined 7 percent in the second quarter and 8 percent in the first six months of 2007.

The Information Systems and Technology group’s second-quarter 2007 operating margins were up compared to the same quarter in 2006 while year-to-date operating margins were steady compared to last year. Second-quarter margins were particularly strong in the group’s tactical and strategic mission systems business due to favorable contract mix and in the IT services business with the integration of Anteon. The group’s margins tend to fluctuate from quarter to quarter due to a continuous shift in contract mix. For the full-year 2007, the company expects sales growth in the Information Systems and Technology group in the high-single-digit range with slightly reduced operating margins compared to 2006.

Corporate

Three Months Ended	July 1 2007	July 2 2006	Variance
Operating expense	(11)	(13)	2

Six Months Ended	July 1 2007	July 2 2006	Variance
Operating expense	(25)	(26)	1

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

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the second and first quarters of 2007:

July 1, 2007	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$9,427	$708	$10,135	$964	$11,099
Combat Systems	10,712	2,131	12,843	1,785	14,628
Marine Systems	8,290	4,376	12,666	236	12,902
Information Systems and Technology	6,980	1,971	8,951	8,031	16,982
Total	$35,409	$9,186	$44,595	$11,016	$55,611

April 1, 2007
Aerospace	$7,716	$730	$8,446	$964	$9,410
Combat Systems	10,550	1,809	12,359	1,818	14,177
Marine Systems	8,927	4,445	13,372	237	13,609
Information Systems and Technology	7,343	2,111	9,454	7,998	17,452
Total	$34,536	$9,095	$43,631	$11,017	$54,648

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

Total orders received in the company’s defense businesses during the second quarter of 2007 were $3.9 billion. These orders included several notable contract awards.

Combat Systems awards included the following:

•

Combined orders worth a total of approximately $360 for 746 armored Cougar vehicles under the U.S. Marine Corps’ mine-resistant ambush-protected (MRAP) program. These awards represent the company’s share of vehicles being produced in connection with a joint venture with Force Protection, Inc., called Force Dynamics. MRAP vehicles are designed to provide improved protection for troops from improvised explosive devices, mines and other threats. MRAP is an emerging high-priority acquisition program with a potential requirement for as many as 15,000 to 20,000 vehicles based on current estimates. The company has two of seven competing offerings in the MRAP competition – the Cougar, which it is producing in partnership with Force Protection, and the RG-31, which it is producing separately. The company has received orders to date totaling $11 for 20 RG-31 MRAP vehicles.

•

Combined orders worth a total of approximately $300 from the Army for 188 Stryker wheeled combat vehicles in various configurations, as well as $113 in orders from the Army to continue performing contractor-logistics support for the Stryker program.

Marine Systems awards included the following:

•	$263 from the U.S. Navy for long-lead material procurement and pre-production planning for the DDG 1000 Zumwalt-class destroyer, the next-generation guided-missile destroyer.

Information Systems and Technology awards included the following:

•

$114 from the Army to provide systems design development, network modeling, and simulation and training for the Warfighter Information Network-Tactical (WIN-T) program, bringing the total contract value to date to approximately $400.

•	$87 for support services on the Canadian Maritime Helicopter Project (MHP), bringing the total contract value to date to approximately $200.

•

$26 from the U.S. Department of Homeland Security to provide technology operations and maintenance services (TOMIS) for Citizen and Immigration Services at more than 280 locations nationwide under the Enterprise Acquisition Gateway for Leading Edge solutions (EAGLE) program. The task order has a potential value of over $225 if all options are exercised.

•

An initial order of $14 from the Army for support and engineering services on the Command Post of the Future (CPOF) program. The CPOF is an executive-level decision support system providing situational awareness and collaborative tools to support decision making. This contract has a potential value of approximately $200.

•

The Department of Justice selected the Information Systems and Technology group as the system integrator for the Integrated Wireless Network (IWN) program. IWN is a collaborative effort among the Departments of Justice, the Treasury and Homeland Security intended to provide secure, seamless, interoperable and reliable nationwide wireless voice, data and multimedia communications among federal agents and law enforcement officers engaged in disaster response, law enforcement, protective services and homeland defense. This IDIQ program has a potential value of $10 billion over 15 years, if all options are exercised.

The company has also received significant contract awards since the end of the second quarter, including a contract modification from the Navy worth $116 for Virginia-class submarine lead-yard services, development studies and design efforts, and a $100 modification for long-lead materials for a tenth T-AKE ship, bringing the total T-AKE contract value to date to approximately $2.9 billion. In addition, the Information Systems and Technology group received one of 29 General Services Administration (GAS) Alliant contracts to provide federal government agencies with infrastructure, application and IT management services. Alliant is an IDIQ program with a $50 billion ceiling among all awardees over a 10-year period.

Aerospace

The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace potential contract value represents options to purchase new aircraft. In the second quarter of 2007, the Aerospace group’s backlog grew to a new record level for the fifth consecutive quarter as the group received $2.8 billion in new orders.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the six-month period ended July 1, 2007. Net cash provided by operating activities increased $126 to $919 in the first six months of 2007 from $793 in the same period in 2006. The two primary drivers of the increased cash flow were the growth in the company’s earnings from continuing operations of $151, offset in part by an increase in working capital growth of $38.

The company ended the second quarter of 2007 with a cash balance of $1.8 billion compared with $1.6 billion at the end of 2006. A significant portion of the company’s cash balance as of July 1, 2007, represents advance payments against some of the company’s non-U.S. contracts. The company intends to use this cash to fund the operations of its non-U.S. subsidiaries in the fulfillment of these contracts.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.3 billion at July 1, 2007. If this were the outcome, the government contends the company would owe approximately $1.3 billion pretax. The company’s after-tax cash obligation would be approximately $675. The company believes that it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Net cash used for investing activities was $379 for the six-month period ended July 1, 2007, compared with $2 billion in the same period in 2006. The primary uses of cash in investing activities were business acquisitions and capital expenditures. In the first half of 2007, the company acquired SNC TEC and WECO Aerospace Systems, Inc. for an aggregate of approximately $300 in cash. The company used cash on hand to fund these acquisitions. In the first half of 2006, the company acquired Anteon

International Corporation and FC Business Systems, Inc., for an aggregate of $2.4 billion in cash. As a condition of the Anteon acquisition, the company divested several of Anteon’s program management and engineering services contracts. The company received approximately $150 of after-tax proceeds from the sale of these contracts, resulting in a net purchase price of approximately $2.1 billion. The company used cash on hand and commercial paper to fund these acquisitions. The company expects full-year capital expenditures to be between 1.5 and 2 percent of revenues. The company also sold its aggregates business for approximately $300 in cash in the second quarter of 2006.

Financing Activities

Financing activities used net cash of $350 in the first six months of 2007 and provided cash of $267 in the same period in 2006. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

There were no significant debt repayments in the first six months of 2007. In the first half of 2006, the company repaid $500 of its fixed-rate debt on the scheduled maturity date and received net proceeds of $862 from the issuance of commercial paper to fund the Anteon acquisition. The company does not have any significant scheduled debt repayments until May 2008.

On March 7, 2007, the company’s board of directors declared an increased regular quarterly dividend of $0.29 per share – the tenth consecutive annual increase. The board had previously increased the regular quarterly dividend to $0.23 per share in March 2006.

In the first half of 2007, the company repurchased approximately 2 million shares at an average price of about $76 per share. In the first six months of 2006, the company repurchased approximately 1.2 million shares at an average price of about $63 per share. As of July 1, 2007, the company had 7.7 million remaining shares authorized for repurchase, approximately 2 percent of its total shares outstanding.

Free Cash Flow

Free cash flow from operations for the first six months of 2007 was $761 versus $695 for the same period in 2006. Management defines free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing its common stock and paying dividends. The company uses free cash flow from operations to assess the quality of its earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the unaudited Consolidated Statement of Cash Flows:

Six Months Ended	July 1 2007	July 2 2006
Net cash provided by operating activities from continuing operations	$927	$812
Capital expenditures	(166)	(117)
Free cash flow from operations	$761	$695
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	97%	101%
Free cash flow from operations	79%	86%

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

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, claims for unanticipated contract costs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. Following is a discussion of the company’s accounting policies with respect to revenue recognition on government contracts. For full discussion of the company’s critical accounting policies, see the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Revenue Recognition - Government Contracts. The company accounts for sales and earnings under long-term government contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, the company recognizes contract revenue as the work progresses – either as the products are produced and delivered or as services are rendered, as applicable. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the remaining life of the contract based on either input (e.g., costs incurred) or output (e.g., units delivered) measures, as appropriate to the circumstances.

The company follows the guidelines of American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. However, the company includes revisions of estimated profits on contracts in earnings under the reallocation method, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes (which has been superseded by Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections), rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining contract term, while under the cumulative catch-up method such impact would be recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, the company recognizes the loss in the period it is identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses.

The company uses the reallocation method, because management believes the majority of factors that typically result in changes in estimates of total contract revenue, total costs or the extent of progress toward completion on the company’s long-term contracts affect both the period in which the change is identified and future periods. Management believes these changes generally reflect expectations as to future performance and, therefore, the reallocation method is the method that best matches the company’s revenues and earnings in the periods in which they are earned. While the company has applied this method consistently for over 30 years, most contractors use the cumulative catch-up method. The Financial Accounting Standards Board (FASB) is currently considering a Standard on the hierarchy of generally accepted accounting principles, which, as currently drafted, would eliminate the company’s ability to use this method of accounting.

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

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of July 1, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of July 1, 2007, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended July 1, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 2, 2007.

(b)	In an uncontested election, each of the following nominees was elected to the Board of Directors according to the following votes:

Matter	Votes Cast
	For	Against	Abstain	Broker Non-votes
Election of Directors:
N.D. Chabraja	369,012,799	2,783,801	2,402,087	—
J.S. Crown	352,298,011	18,399,175	3,501,501	—
W.P. Fricks	370,649,376	1,105,442	2,443,869	—
C.H. Goodman	363,302,377	8,335,186	2,561,124	—
J.L. Johnson	370,679,376	1,062,619	2,456,692	—
G.A. Joulwan	370,622,458	1,140,099	2,436,130	—
P.G. Kaminski	371,008,166	736,899	2,453,622	—
J.M. Keane	370,842,902	917,619	2,438,166	—
D.J. Lucas	370,978,962	775,348	2,444,377	—
L.L. Lyles	370,771,757	983,669	2,443,261	—
C.E. Mundy, Jr.	370,918,848	824,887	2,454,952	—
R. Walmsley	368,403,531	3,262,537	2,532,619	—

(c)	The results of voting on Proposals 2 through 4 (as numbered in the company’s 2007 Proxy Statement) were as follows:

Proposal 2. Shareholders approved the selection of KPMG LLP as the company’s independent auditors for 2007.

	For	Against	Abstain	Broker Non-votes
Approval of KPMG as Independent Auditors	369,334,343	2,583,187	2,281,157	—

Proposal 3. A shareholder proposal requesting that the Board of Directors establish a pay-for-superior-performance standard in the company’s executive compensation plan for senior executives did not receive a majority of the votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Pay- For-Superior-Performance Standard	99,823,368	243,368,965	2,907,949	28,098,405

Proposal 4. A shareholder proposal requesting that the Board of Directors adopt a policy whereby at least 50 percent of future equity compensation awarded to senior executives be performance-based did not receive a majority of votes cast.

				Broker
	For	Against	Abstain	Non-votes
Shareholder Proposal with regard to Performance-Based Stock Options	96,306,735	246,632,562	3,160,985	28,098,405

ITEM 6. EXHIBITS

10.1	Amended and Restated Employment Agreement between the company and Nicholas D. Chabraja dated June 7, 2007

10.2	Amendment to Retirement Benefit Agreement between the company and David A. Savner dated June 7, 2007

10.3	Executive Retention Agreement between the company and Walter M. Oliver dated June 7, 2007

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: August 1, 2007