Form 10-Q
period 2007-09-30
GENERAL DYNAMICS CORP
filed 2007-10-31
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

    402,367,552 shares of the registrant’s common stock, $1 par value per share, were outstanding at October 26, 2007.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	September 30 2007	December 31 2006
ASSETS
Current Assets:
Cash and equivalents	$2,033	$1,604
Accounts receivable	2,432	2,341
Contracts in process	4,192	3,988
Inventories	1,556	1,484
Other current assets	674	463
Total Current Assets	10,887	9,880

Noncurrent Assets:
Property, plant and equipment, net	2,364	2,168
Intangible assets, net	1,028	1,184
Goodwill	8,920	8,541
Other assets	684	603
Total Noncurrent Assets	12,996	12,496
	$23,883	$22,376
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt and current portion of long-term debt	$656	$7
Accounts payable	1,926	1,956
Customer advances and deposits	2,877	2,949
Other current liabilities	2,878	2,912
Total Current Liabilities	8,337	7,824

Noncurrent Liabilities:
Long-term debt	2,140	2,774
Other liabilities	2,496	1,951
Commitments and contingencies (See Note K)
Total Noncurrent Liabilities	4,636	4,725

Shareholders’ Equity:
Common stock	482	482
Surplus	1,052	880
Retained earnings	10,917	9,769
Treasury stock	(1,892)	(1,455)
Accumulated other comprehensive income	351	151
Total Shareholders’ Equity	10,910	9,827
	$23,883	$22,376

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	September 30 2007	October 1 2006
Net Sales:
Products	$4,804	$4,207
Services	2,030	1,862
	6,834	6,069
Operating Costs and Expenses:
Products	4,212	3,710
Services	1,821	1,682
	6,033	5,392
Operating Earnings	801	677
Interest, net	(12)	(34)
Other, net	2	1
Earnings from Continuing Operations before Income Taxes	791	644

Provision for income taxes, net	247	204
Earnings from Continuing Operations	544	440

Discontinued operations, net of tax	2	(2)

Net Earnings	$546	$438

Earnings per Share
Basic:
Continuing operations	$1.35	$1.09
Discontinued operations	—	—
Net earnings	$1.35	$1.09
Diluted:
Continuing operations	$1.34	$1.08
Discontinued operations	—	—
Net earnings	$1.34	$1.08

Supplemental Information:
General and administrative expenses included in operating costs and expenses	$407	$371
Dividends per share	$0.29	$0.23

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per share amounts)	September 30 2007	October 1 2006
Net Sales:
Products	$13,645	$12,534
Services	6,080	5,015
	19,725	17,549
Operating Costs and Expenses:
Products	12,017	11,146
Services	5,466	4,481
	17,483	15,627
Operating Earnings	2,242	1,922
Interest, net	(59)	(74)
Other, net	4	3
Earnings from Continuing Operations before Income Taxes	2,187	1,851

Provision for income taxes, net	685	604
Earnings from Continuing Operations	1,502	1,247

Discontinued operations, net of tax	(9)	201

Net Earnings	$1,493	$1,448

Earnings per Share
Basic:
Continuing operations	$3.71	$3.09
Discontinued operations	(0.02)	0.50
Net earnings	$3.69	$3.59
Diluted:
Continuing operations	$3.67	$3.07
Discontinued operations	(0.02)	0.49
Net earnings	$3.65	$3.56

Supplemental Information:
General and administrative expenses included in operating costs and expenses	$1,217	$1,119
Dividends per share	$0.87	$0.69

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions)	September 30 2007	October 1 2006
Cash Flows from Operating Activities:
Net earnings	$1,493	$1,448
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	201	179
Amortization of intangible assets	111	95
Stock-based compensation expense	64	46
Excess tax benefit from stock-based compensation	(33)	(35)
Deferred income tax provision	50	30
Discontinued operations, net of tax	9	(201)
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(79)	31
Contracts in process	(119)	(245)
Inventories	(70)	(153)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(52)	(145)
Customer advances and deposits	336	211
Other, net	(30)	71
Net Cash Provided by Operating Activities from Continuing Operations	1,881	1,332
Net Cash Used by Discontinued Operations - Operating Activities	(23)	(5)
Net Cash Provided by Operating Activities	1,858	1,327
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(299)	(2,318)
Capital expenditures	(294)	(197)
Purchases of available-for-sale securities	(511)	(51)
Sales/maturities of available-for-sale securities	298	35
Other, net	93	(155)
Discontinued operations	23	298
Net Cash Used by Investing Activities	(690)	(2,388)
Cash Flows from Financing Activities:
Purchases of common stock	(466)	(85)
Dividends paid	(328)	(266)
Proceeds from option exercises	128	192
Excess tax benefit from stock-based compensation	33	35
Repayment of fixed-rate notes	—	(500)
Net proceeds from commercial paper	—	319
Other, net	(106)	(2)
Net Cash Used by Financing Activities	(739)	(307)
Net Increase (Decrease) in Cash and Equivalents	429	(1,368)
Cash and Equivalents at Beginning of Period	1,604	2,331
Cash and Equivalents at End of Period	$2,033	$963
Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$603	$548
Interest	$96	$116

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Operating results for the three- and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the company’s results for the three- and nine-month periods ended September 30, 2007, and October 1, 2006.

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

B.	Acquisitions, Intangible Assets and Goodwill

In the first nine months of 2007, General Dynamics acquired two businesses for an aggregate of approximately $300 in cash.

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

General Dynamics funded the above acquisitions using commercial paper borrowings and cash on hand. The operating results of these businesses have been included in the company’s results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the SNC TEC acquisition were still preliminary at September 30, 2007. The company is in the process of identifying and valuing intangible and other assets acquired. The completion of this analysis could result in an increase or decrease to the preliminary value assigned to these acquired assets, as well as to future periods’ amortization expense. The company expects the analysis to be completed during the fourth quarter of 2007 without any material adjustments.

Intangible assets consisted of the following:

	September 30 2007			December 31 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,388	$(478)	$910	$1,369	$(390)	$979
Other intangible assets	317	(199)	118	383	(178)	205
Total intangible assets	$1,705	$(677)	$1,028	$1,752	$(568)	$1,184

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. The company amortizes these assets over 7 to 40 years. The weighted-average amortization life of these assets as of September 30, 2007, was 17 years. Other intangible assets consist primarily of aircraft product design and customer lists, amortized over 9 and 21 years, respectively, and software and licenses, amortized over 5 to 11 years.

Amortization expense was $36 and $111 for the three- and nine-month periods ended September 30, 2007, and $38 and $95 for the three- and nine-month periods ended October 1, 2006. The company expects to record annual amortization expense over the next five years as follows:

2008	$133
2009	$131
2010	$127
2011	$119
2012	$115

The changes in the carrying amount of goodwill by business group for the nine months ended September 30, 2007, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2006	$343	$2,069	$185	$5,944	$8,541
Acquisitions (a)	6	76	—	92	174
Other (b)	—	165	—	40	205
September 30, 2007	$349	$2,310	$185	$6,076	$8,920

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists primarily of adjustments for foreign currency translation.

C.	Discontinued Operations

In the third quarter of 2007, the company completed the sale of its coal mining operation. The company received proceeds of approximately $25 from this transaction. The company had previously recognized an after-tax loss of $37 in the fourth quarter of 2006 in anticipation of the sale. The company sold its aggregates business in the second quarter of 2006. The company received proceeds of approximately $300 in 2006 and recognized an after-tax gain of approximately $220.

The financial statements for all periods have been restated to remove the revenues and expenses of these businesses from the company’s consolidated results of operations and present the results of their operations in discontinued operations. The results of operations and assets and liabilities of these businesses were not material to the Consolidated Financial Statements as of or for the three- and nine-month periods ended September 30, 2007, and October 1, 2006.

D.	Earnings per Share and Comprehensive Income

Earnings Per Share

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30 2007	October 1 2006	September 30 2007	October 1 2006
Basic weighted average shares outstanding	403,669	403,723	404,805	402,904
Dilutive effect of stock options and restricted stock	3,652	3,454	3,747	3,309
Diluted weighted average shares outstanding	407,321	407,177	408,552	406,213

Comprehensive Income

The company’s comprehensive income was $660 and $1,693 for the three- and nine-month periods ended September 30, 2007, respectively, and $432 and $1,420 for the three- and nine-month periods ended October 1, 2006, respectively. The primary components of the company’s comprehensive income are net earnings and foreign currency translation adjustment.

E.	Stock-based Compensation

On January 1, 2006, the company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the financial statements based on their fair value at the grant date. The following table details the components of stock-based compensation expense recognized in earnings in the three- and nine-month periods ended September 30, 2007, and October 1, 2006:

	Three Months Ended		Nine Months Ended
	September 30 2007	October 1 2006	September 30 2007	October 1 2006
Stock options	$11	$7	$31	$24
Restricted stock	4	2	11	6
Total stock-based compensation expense included in earnings, net of tax	$15	$9	$42	$30

The company includes stock-based compensation expense in general and administrative (G&A) expenses. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note M).

F.	Contracts in Process

Contracts in process represent recoverable costs and, where applicable, accrued profit related to government contracts and consisted of the following:

	September 30 2007	December 31 2006
Contract costs and estimated profits	$18,735	$16,100
Other contract costs	1,206	1,297
	19,941	17,397
Less advances and progress payments	15,749	13,409
Total contracts in process	$4,192	$3,988

Contract costs consist primarily of labor and material costs and related overhead and G&A expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $25 as of September 30, 2007, and approximately $350 as of December 31, 2006. The company has resolved substantially all of its outstanding claims, including its request for equitable adjustment (REA) related to its T-AKE combat-logistics ship contract. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The decrease in other contract costs since year-end 2006 relates primarily to a reduction in deferred workers’ compensation and pension costs. The company expects to bill substantially all of its September 30, 2007, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

G.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	September 30 2007	December 31 2006
Raw materials	$798	$711
Work in process	713	715
Pre-owned aircraft	30	44
Other	15	14
Total inventories	$1,556	$1,484

H.	Debt

Debt consisted of the following:

	Interest Rates	September 30 2007	December 31 2006
Fixed-rate notes
Notes due in May 2008	3.000%	$500	$499
Notes due in August 2010	4.500%	699	699
Notes due in May 2013	4.250%	999	999
Notes due in August 2015	5.375%	400	400
Senior notes due in 2008	6.320%	150	150
Term debt due in 2008	7.500%	25	25
Other	Various	23	9
Total debt		2,796	2,781
Less current portion		656	7
Long-term debt		$2,140	$2,774

As of September 30, 2007, General Dynamics had outstanding $2.6 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the outstanding principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note N for condensed consolidating financial statements.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of September 30, 2007, the fair value of this currency swap was a $71 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. A final annual sinking fund payment of $5 is required in December 2007, with the remaining $20 payable in December 2008. Interest is payable in June and December at a rate of 7.5 percent annually.

As of September 30, 2007, other debt consisted primarily of a capital lease arrangement and $8 of non-interest-bearing debt assumed in connection with the company’s acquisition of SNC TEC in January 2007.

As of September 30, 2007, and December 31, 2006, the company had no commercial paper outstanding but maintains the ability to access the market. The company has approximately $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2009 and a $975 multiyear facility expiring in December 2011. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities aggregating approximately $850.

The company’s financing arrangements contain a number of customary covenants and restrictions, none of which are financial. The company was in compliance with all material covenants as of September 30, 2007.

I.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	September 30 2007	December 31 2006
Retirement benefits	$777	$739
Salaries and wages	599	457
Workers’ compensation	512	546
Other (a)	990	1,170
Other current liabilities	$2,878	$2,912
Deferred U.S. federal income taxes	$864	$854
Customer deposits on commercial contracts	613	308
Retirement benefits	573	386
Other (b)	446	403
Other liabilities	$2,496	$1,951

(a)	Consists primarily of income taxes payable, dividends payable, environmental remediation reserves, warranty reserves and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

J.	Income Taxes

The company had a net deferred tax liability of $768 at September 30, 2007, and $722 at December 31, 2006. The current portion of the net deferred taxes was an asset of $123 at September 30, 2007, and $139 at December 31, 2006, and is included in other current assets on the Consolidated Balance Sheet.

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

The IRS has examined all of the company’s consolidated federal income tax returns through 2004. The IRS commenced its audit of 2005 and 2006 on October 4, 2007. The company has recorded liabilities for tax uncertainties for all years that remain open to review. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

It is the company’s accounting policy to record any interest or penalties incurred in connection with income taxes as part of income tax expense for financial reporting purposes.

The company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the Consolidated Financial Statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of September 30, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of September 30, 2007 (with the exception of the refund suit discussed above), if recognized, would not have a material impact on its effective tax rate. The company further believes that, other than the potential resolution of the tax litigation discussed above, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

K.	Commitments and Contingencies

Litigation

Termination of A-12 Program. In January 1991, the U.S. Navy terminated the company’s A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s carrier-based Advanced Tactical Aircraft. Both the company and McDonnell Douglas (the contractors) were parties to the contract with the Navy. (McDonnell Douglas is now owned by The Boeing Company.) Both contractors had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded the contractors repay $1.4 billion in unliquidated progress payments. The Navy agreed to defer collection of that amount pending a decision by the U.S. Court of Federal Claims (the trial court) on the contractors’ challenge to the termination for default, or a negotiated settlement.

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

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.3 billion at September 30, 2007. This would result in a liability for the company of approximately $1.3 billion pretax. The company’s after-tax charge would be approximately $755, or $1.85 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $680. The company believes it has sufficient resources to satisfy its obligation if required.

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

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion at September 30, 2007.

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

As of September 30, 2007, in connection with orders for three Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transactions. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2010 and totaled $70 as of September 30, 2007, down from $302 at December 31, 2006. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

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

The changes in the carrying amount of warranty liabilities for the nine-month periods ended September 30, 2007, and October 1, 2006, were as follows:

Nine Months Ended	September 30 2007	October 1 2006
Beginning balance	$219	$202
Warranty expense	56	53
Payments	(46)	(40)
Adjustments (a)	5	8
Ending balance (b)	$234	$223

(a)	Includes warranty liabilities assumed in connection with acquisitions and foreign exchange translation adjustments.

(b)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

L.	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and nine-month periods ended September 30, 2007, and October 1, 2006, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	September 30 2007	October 1 2006	September 30 2007	October 1 2006
Service cost	$53	$66	$4	$4
Interest cost	104	106	16	17
Expected return on plan assets	(138)	(136)	(7)	(7)
Recognized net actuarial loss	3	8	2	2
Amortization of prior service cost	(12)	(3)	—	—
Net periodic cost	$10	$41	$15	$16

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	September 30 2007	October 1 2006	September 30 2007	October 1 2006
Service cost	$159	$199	$12	$13
Interest cost	312	318	48	51
Expected return on plan assets	(415)	(408)	(20)	(20)
Recognized net actuarial loss	9	23	5	6
Amortization of prior service cost	(35)	(9)	1	1
Amortization of transition obligation	—	—	1	1
Net periodic cost	$30	$123	$47	$52

Effective January 1, 2007, the company made several modifications to the benefit structures covering salaried employees in its primary government pension plan, including modifying the benefit accrual rate on service rendered after December 31, 2006, eliminating certain early-retirement features and closing the plan to new salaried participants. As a result of these modifications, the plan’s projected benefit obligation (PBO) was reduced by approximately $500, and the net periodic cost of the plan has been reduced beginning in 2007.

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

Summary financial information for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	September 30 2007	October 1 2006	September 30 2007	October 1 2006
Aerospace	$1,315	$1,087	$226	$165
Combat Systems	1,872	1,365	228	164
Marine Systems	1,246	1,221	110	102
Information Systems and Technology	2,401	2,396	254	258
Corporate *	—	—	(17)	(12)
	$6,834	$6,069	$801	$677

	Net Sales		Operating Earnings
Nine Months Ended	September 30 2007	October 1 2006	September 30 2007	October 1 2006
Aerospace	$3,617	$3,083	$598	$476
Combat Systems	5,152	4,178	593	483
Marine Systems	3,775	3,762	320	291
Information Systems and Technology	7,181	6,526	773	710
Corporate *	—	—	(42)	(38)
	$19,725	$17,549	$2,242	$1,922

	Identifiable Assets
	September 30 2007	December 31 2006
Aerospace	$2,918	$2,755
Combat Systems	7,123	6,347
Marine Systems	2,220	2,347
Information Systems and Technology	9,336	9,323
Corporate *	2,286	1,604
	$23,883	$22,376

*	Corporate operating results include the company’s stock option expense and a portion of the operating results of the company’s commercial pension plans. Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

N.	Condensed Consolidating Financial Statements

The fixed-rate notes described in Note H are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of September 30, 2007, and December 31, 2006, for the balance sheet, as well as the statements of earnings and cash flows for the three- and nine-month periods ended September 30, 2007, and October 1, 2006.

Condensed Consolidating Statement of Earnings

Three Months Ended September 30, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$5,947	$887	$—	$6,834
Cost of sales	—	4,901	725	—	5,626
General and administrative expenses	17	335	55	—	407
Operating Earnings	(17)	711	107	—	801
Interest expense	(28)	—	(4)	—	(32)
Interest income	8	—	12	—	20
Other, net	—	2	—	—	2
Earnings from Continuing Operations before Income Taxes	(37)	713	115	—	791
Provision for income taxes	29	191	27	—	247
Discontinued operations, net of tax	—	2	—	—	2
Equity in net earnings of subsidiaries	612	—	—	(612)	—
Net Earnings	$546	$524	$88	$(612)	$546

Three Months Ended October 1, 2006
Net Sales	$—	$5,342	$727	$—	$6,069
Cost of sales	—	4,423	598	—	5,021
General and administrative expenses	12	318	41	—	371
Operating Earnings	(12)	601	88	—	677
Interest expense	(40)	—	(2)	—	(42)
Interest income	—	—	8	—	8
Other, net	—	—	1	—	1
Earnings from Continuing Operations before Income Taxes	(52)	601	95	—	644
Provision for income taxes	9	179	16	—	204
Discontinued operations, net of tax	—	(2)	—	—	(2)
Equity in net earnings of subsidiaries	499	—	—	(499)	—
Net Earnings	$438	$420	$79	$(499)	$438

Condensed Consolidating Statement of Earnings

Nine Months Ended September 30, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$17,177	$2,548	$—	$19,725
Cost of sales	(5)	14,163	2,108	—	16,266
General and administrative expenses	47	1,015	155	—	1,217
Operating Earnings	(42)	1,999	285	—	2,242
Interest expense	(85)	(2)	(11)	—	(98)
Interest income	14	—	25	—	39
Other, net	—	3	1	—	4
Earnings from Continuing Operations before Income Taxes	(113)	2,000	300	—	2,187
Provision for income taxes	(31)	629	87	—	685
Discontinued operations, net of tax	—	(9)	—	—	(9)
Equity in net earnings of subsidiaries	1,575	—	—	(1,575)	—
Net Earnings	$1,493	$1,362	$213	$(1,575)	$1,493

Nine Months Ended October 1, 2006
Net Sales	$—	$15,245	$2,304	$—	$17,549
Cost of sales	1	12,596	1,911	—	14,508
General and administrative expenses	37	957	125	—	1,119
Operating Earnings	(38)	1,692	268	—	1,922
Interest expense	(108)	(2)	(8)	—	(118)
Interest income	22	1	21	—	44
Other, net	—	1	2	—	3
Earnings from Continuing Operations before Income Taxes	(124)	1,692	283	—	1,851
Provision for income taxes	(30)	552	82	—	604
Discontinued operations, net of tax	—	201	—	—	201
Equity in net earnings of subsidiaries	1,542	—	—	(1,542)	—
Net Earnings	$1,448	$1,341	$201	$(1,542)	$1,448

Condensed Consolidating Balance Sheet

September 30, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,153	$—	$880	$—	$2,033
Accounts receivable	—	1,466	966	—	2,432
Contracts in process	420	2,992	780	—	4,192
Inventories
Raw materials	—	768	30	—	798
Work in process	—	706	7	—	713
Pre-owned aircraft	—	30	—	—	30
Other	—	17	(2)	—	15
Assets of discontinued operations	—	3	—	—	3
Other current assets	359	79	233	—	671
Total Current Assets	1,932	6,061	2,894	—	10,887
Noncurrent Assets:
Property, plant and equipment	127	3,700	744	—	4,571
Accumulated depreciation of PP&E	(21)	(1,847)	(339)	—	(2,207)
Intangible assets and goodwill	—	8,772	1,853	—	10,625
Accumulated amortization of intangible assets	—	(560)	(117)	—	(677)
Other assets	171	479	34	—	684
Investment in subsidiaries	17,336	—	—	(17,336)	—
Total Noncurrent Assets	17,613	10,544	2,175	(17,336)	12,996
	$19,545	$16,605	$5,069	$(17,336)	$23,883
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$6	$150	$—	$656
Liabilities of discontinued operations	—	50	—	—	50
Other current liabilities	586	4,740	2,305	—	7,631
Total Current Liabilities	1,086	4,796	2,455	—	8,337
Noncurrent Liabilities:
Long-term debt	2,098	32	10	—	2,140
Other liabilities	271	1,893	332	—	2,496
Total Noncurrent Liabilities	2,369	1,925	342	—	4,636
Shareholders’ Equity:
Common stock, including surplus	1,534	6,078	1,579	(7,657)	1,534
Other shareholders’ equity	14,556	3,806	693	(9,679)	9,376
Total Shareholders’ Equity	16,090	9,884	2,272	(17,336)	10,910
	$19,545	$16,605	$5,069	$(17,336)	$23,883

Condensed Consolidating Balance Sheet

December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$594	$—	$1,010	$—	$1,604
Accounts receivable	—	1,389	952	—	2,341
Contracts in process	403	2,963	622	—	3,988
Inventories
Work in process	—	714	1	—	715
Raw materials	—	678	33	—	711
Pre-owned aircraft	—	44	—	—	44
Other	—	12	2	—	14
Assets of discontinued operations	—	109	—	—	109
Other current assets	161	80	113	—	354
Total Current Assets	1,158	5,989	2,733	—	9,880
Noncurrent Assets:
Property, plant and equipment	140	3,471	577	—	4,188
Accumulated depreciation of PP&E	(23)	(1,694)	(303)	—	(2,020)
Intangible assets and goodwill	—	8,798	1,495	—	10,293
Accumulated amortization of intangible assets	—	(476)	(92)	—	(568)
Other assets	187	382	34	—	603
Investment in subsidiaries	15,492	—	—	(15,492)	—
Total Noncurrent Assets	15,796	10,481	1,711	(15,492)	12,496
	$16,954	$16,470	$4,444	$(15,492)	$22,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$1	$—	$7
Liabilities of discontinued operations	—	228	—	—	228
Other current liabilities	586	4,691	2,312	—	7,589
Total Current Liabilities	586	4,925	2,313	—	7,824
Noncurrent Liabilities:
Long-term debt	2,597	23	154	—	2,774
Other liabilities	234	1,548	169	—	1,951
Total Noncurrent Liabilities	2,831	1,571	323	—	4,725
Shareholders’ Equity:
Common stock, including surplus	1,362	6,075	1,158	(7,233)	1,362
Other shareholders’ equity	12,175	3,899	650	(8,259)	8,465
Total Shareholders’ Equity	13,537	9,974	1,808	(15,492)	9,827
	$16,954	$16,470	$4,444	$(15,492)	$22,376

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$15	$1,750	$93	$—	$1,858
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	—	(18)	(281)	—	(299)
Capital expenditures	(2)	(251)	(41)	—	(294)
Purchases of available-for-sale securities	(459)	(52)	—	—	(511)
Sales/maturities of available-for-sale securities	254	44	—	—	298
Other, net	38	78	—	—	116
Net Cash Used by Investing Activities	(169)	(199)	(322)	—	(690)
Cash Flows from Financing Activities:
Purchases of common stock	(466)	—	—	—	(466)
Dividends paid	(328)	—	—	—	(328)
Other, net	161	9	(115)	—	55
Net Cash Used by Financing Activities	(633)	9	(115)	—	(739)
Cash sweep/funding by parent	1,346	(1,560)	214	—	—
Net Increase in Cash and Equivalents	559	—	(130)	—	429
Cash and Equivalents at Beginning of Period	594	—	1,010	—	1,604
Cash and Equivalents at End of Period	$1,153	$—	$880	$—	$2,033

Nine Months Ended October 1, 2006
Net Cash Provided by Operating Activities	$(143)	$1,104	$366	$—	$1,327
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2)	(2,316)	—	—	(2,318)
Capital expenditures	(3)	(165)	(29)	—	(197)
Other, net	(4)	9	(176)	—	(171)
Discontinued operations	—	298	—	—	298
Net Cash Used by Investing Activities	(9)	(2,174)	(205)	—	(2,388)
Cash Flows from Financing Activities:
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Net proceeds from commercial paper	319	—	—	—	319
Dividends paid	(266)	—	—	—	(266)
Other, net	142	—	(2)	—	140
Net Cash Used by Financing Activities	(305)	—	(2)	—	(307)
Cash sweep/funding by parent	(976)	1,070	(94)	—	—
Net Decrease in Cash and Equivalents	(1,433)	—	65	—	(1,368)
Cash and Equivalents at Beginning of Period	1,563	—	768	—	2,331
Cash and Equivalents at End of Period	$130	$—	$833	$—	$963

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

Results of Operations

Consolidated Overview

Three Months Ended	September 30 2007	October 1 2006	Variance
Net sales	$6,834	$6,069	$765	12.6%
Operating earnings	801	677	124	18.3%
Operating margin	11.7%	11.2%

Nine Months Ended	September 30 2007	October 1 2006	Variance
Net sales	$19,725	$17,549	$2,176	12.4%
Operating earnings	2,242	1,922	320	16.6%
Operating margin	11.4%	11.0%

General Dynamics’ net sales increased significantly in the third quarter and first nine months of 2007 over the same periods in 2006. The Combat Systems and Aerospace groups led the sales growth on the strength of the company’s combat vehicle programs and business-jet deliveries. The 2006 acquisition of Anteon International Corporation in the Information Systems and Technology group also contributed to the company’s sales growth in the first nine months of 2007. The Marine Systems group’s sales and the Information Systems and Technology group’s organic sales have remained steady in 2007 compared to 2006.

The company’s operating earnings improved substantially in the three- and nine-month periods ended September 30, 2007. The majority of the earnings growth - approximately three-quarters - resulted from the company’s increased sales. The company’s earnings also increased due to productivity and pricing improvements in Aerospace and performance improvements in Marine Systems. As a result, the company’s overall operating margins grew by 50 basis points in the third quarter and 40 basis points in the first nine months of 2007 compared with the same periods in 2006. General and administrative (G&A) expenses as a percentage of net sales in the first nine months of 2007 were 6.2 percent compared with 6.4 percent in the same period in 2006. The company expects G&A expenses as a percentage of sales for the full-year 2007 to be down slightly from the full-year 2006 rate of 6.2 percent.

General Dynamics’ cash performance continued to be strong through the first nine months of 2007, particularly in the third quarter. Year-to-date net cash provided by operating activities from continuing operations was $1.9 billion, compared with $1.3 billion in the first nine months of 2006 (125 percent and 107 percent of earnings from continuing operations, respectively). The company used cash to fund acquisitions and capital expenditures, repurchase its common stock and pay dividends. The company’s net debt – debt less cash and equivalents and short-term investments – has decreased by $1.4 billion since the third quarter of 2006 despite approximately $325 spent on acquisitions, more than $450 of share repurchases and approximately $420 of dividends paid during the past 12 months.

The company’s effective tax rate for the nine-month period ended September 30, 2007, was 31.3 percent compared with 32.6 percent in the same period in 2006. The company’s effective tax rate for the first nine months of 2007 was impacted favorably by the resolution of the company’s 2003-2004 federal income tax audit during the second quarter. This settlement resulted in a benefit of $18, or approximately $0.04 per-share, which reduced the company’s effective tax rate for the first nine months of 2007 by 0.8 percent. The company anticipates an effective tax rate of approximately 32.5 percent for the fourth quarter of 2007, resulting in a full-year rate of approximately 31.5 percent excluding the potential resolution of tax matters related to prior years or other discrete events that may occur in the future. For additional discussion of tax matters, see Note J to the unaudited Consolidated Financial Statements.

In the third quarter of 2007, the company completed the sale of its coal mining operation and received proceeds of approximately $25. The company had previously recognized an after-tax loss of $37 in discontinued operations in the fourth quarter of 2006 in anticipation of the sale. The company completed the sale of its aggregates operation in the second quarter of 2006. The company received approximately $300 in cash from the sale of this business and recognized an after-tax gain of $220 in discontinued operations. The company’s reported net sales exclude the revenues associated with these businesses, and their operating results have been included in discontinued operations, net of income taxes.

The company’s total backlog grew 4 percent during the third quarter of 2007 to $46.5 billion at September 30, 2007. Funded backlog was $36.9 billion as of September 30, 2007, up 4 percent from $35.4 billion at the end of the second quarter. Each of the company’s business groups experienced significant order activity during the third quarter of 2007, generating total new orders of $8.3 billion. As a result, the backlog increased over the second quarter in all of the company’s business groups. The company’s total backlog does not include work awarded under numerous indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft. Management’s estimate of the potential value to the company of these arrangements, which may be realized over the next 15 years, was over $15 billion at September 30, 2007.

Aerospace

Three Months Ended	September 30 2007	October 1 2006	Variance
Net sales	$1,315	$1,087	$228	21.0%
Operating earnings	226	165	61	37.0%
Operating margin	17.2%	15.2%
Aircraft deliveries (in units):
Green	37	29
Completion	35	26

Nine Months Ended	September 30 2007	October 1 2006	Variance
Net sales	$3,617	$3,083	$534	17.3%
Operating earnings	598	476	122	25.6%
Operating margin	16.5%	15.4%
Aircraft deliveries (in units):
Green	103	83
Completion	101	75

The Aerospace group continued its strong performance, generating substantial sales growth in the three- and nine- month periods ended September 30 over the same periods in 2006. The increase was due primarily to higher new aircraft sales in 2007 over 2006. The group has increased its aircraft production and delivery schedule in 2007 to fulfill its growing business-jet backlog. As a result, new aircraft sales grew approximately 23 percent in the third quarter and first nine months of 2007 compared with the same periods in 2006. In the third quarter of 2007, the group delivered eight additional green aircraft and nine additional completions. In the first nine months of 2007, green aircraft deliveries increased by 20 units, and completions were up by 26 units. Increased aircraft services activity also contributed to the group’s sales growth. In the third quarter and first nine months of 2007, aircraft services volume was up 28 percent and 20 percent, respectively. The group has experienced reduced pre-owned activity in recent quarters, as more customers choose to sell their own aircraft rather than trade them. Year-to-date in 2007, sales of pre-owned aircraft declined to $78 from $204, a 62 percent reduction compared with the first nine months of 2006.

The group’s operating earnings increased significantly in the third quarter and first nine months of 2007. Increased new-aircraft and aircraft-services sales volume was the primary driver of the earnings growth, resulting in approximately 65 percent of the third-quarter earnings growth and 85 percent of the year-to-date growth. The remainder of the earnings growth resulted from labor efficiency and productivity improvements and to a lesser extent from continued pricing improvements on units delivered in 2007 over those delivered in 2006. The group’s G&A costs were up in the first nine months of 2007 due to increased selling costs associated with continued strong order activity and higher product development spending. Operating earnings in the first nine months of 2007 were also impacted by reduced earnings on pre-owned aircraft. Sales of pre-owned aircraft generated earnings of $6 in the first nine months of 2007 compared with $17 in the same period in 2006. As a result of these factors, the Aerospace group’s operating margins improved by 200 basis points in the third quarter and 110 basis points in the first nine months of 2007 compared with 2006.

The company expects full-year 2007 sales growth in the Aerospace group to approach 20 percent based on the group’s new-aircraft production schedule and associated funded backlog. The company expects the group’s full-year 2007 margins to be consistent with the performance through the first nine months of 2007. (See Notes G and K to the unaudited Consolidated Financial Statements for additional information regarding the Aerospace group’s aircraft inventories and trade-in commitments.)

Combat Systems

Three Months Ended	September 30 2007	October 1 2006	Variance
Net sales	$1,872	$1,365	$507	37.1%
Operating earnings	228	164	64	39.0%
Operating margin	12.2%	12.0%

Nine Months Ended	September 30 2007	October 1 2006	Variance
Net sales	$5,152	$4,178	$974	23.3%
Operating earnings	593	483	110	22.8%
Operating margin	11.5%	11.6%

The Combat Systems group experienced significant sales and earnings growth in the third quarter and first nine months of 2007 compared with 2006, led by the group’s military vehicle businesses. Sales volume in these businesses was up 34 percent in the third quarter and 21 percent in the first nine months of 2007, driven by increased activity on several tracked and wheeled vehicle programs. These include:

•	upgrades to the Abrams main battle tank, including the Abrams Integrated Management (AIM), System Enhancement Package (SEP) and Tank Urban Survivability Kit (TUSK);

•	the initial production of Cougar and RG-31 vehicles under the Mine-Resistant, Ambush-Protected (MRAP) vehicle program; and

•	the ramp-up of production of light armored vehicles (LAV) for the U.S. Marine Corps and Pandur II wheeled armored vehicles for Portugal and the Czech Republic.

The group’s munitions business has also grown significantly in 2007. Sales are up over 50 percent compared with the third quarter and first nine months of 2006 – 20 percent organic and 30 percent from the group’s acquisition of SNC Technologies Inc. (SNC TEC) in the first quarter of 2007. The group’s armaments business also contributed to the sales and earnings growth in 2007. Sales volume in this business increased 34 percent in the third quarter and 7 percent in the first nine months of 2007 over 2006 due primarily to increased demand for systems that protect U.S. combat forces.

The group’s operating margins increased 20 basis points in the third quarter of 2007 compared to the third quarter of 2006 due to a shift in product mix across the group and improved performance in the group’s European business. Year-to-date operating margins were down slightly compared to the same nine-month period in 2006. The margins in the first nine months of 2007 were impacted by the continued integration of acquisitions in the munitions business and residual costs related to the company’s exit from the group’s European commercial business.

The company expects the Combat Systems group to experience sales growth approaching 30 percent for the full-year 2007 with operating margins slightly higher than those achieved by the group in 2006.

Marine Systems

Three Months Ended	September 30 2007	October 1 2006	Variance
Net sales	$1,246	$1,221	$25	2.0%
Operating earnings	110	102	8	7.8%
Operating margin	8.8%	8.4%

Nine Months Ended	September 30 2007	October 1 2006	Variance
Net sales	$3,775	$3,762	$13	0.3%
Operating earnings	320	291	29	10.0%
Operating margin	8.5%	7.7%

The Marine Systems group’s net sales remained steady in the first nine months of 2007 compared to 2006, though up slightly in the third quarter. Approximately 60 percent of the group’s sales derive from the Virginia-class submarine program, the Arleigh Burke-class (DDG 51) destroyer program and the T-AKE combat-logistics ship program. Volume increased significantly on the T-AKE program with construction in process on the fourth through seventh of the nine ships currently under contract. The third T-AKE ship was delivered in the second quarter of 2007, and the group is scheduled to deliver the fourth ship in the fourth quarter of 2007. Volume on the Virginia-class program is down slightly in 2007 due to workload timing. The fourth and final ship of the cost-reimbursable Virginia-class Block I contract is currently scheduled for delivery in the fourth quarter of 2007. Construction is in process on five of the six ships under the fixed-price Block II contract with deliveries scheduled through 2013. The Virginia-class program of record is scheduled to include 30 submarines, and the company currently expects to finalize negotiations of the Block III contract by the end of 2008. Volume on the destroyer program has begun to decline as the group continues construction of the six ships remaining under contract. Deliveries are scheduled through 2011.

In addition to these mature ship-construction programs, the group has a series of ship design, engineering, repair and overhaul, and early-stage construction programs in process for the Navy. On the ship design and construction programs, volume increased approximately 70 percent in the third quarter and first nine months of 2007 over the comparable prior-year periods. The group is continuing the detail design of the DDG 1000 next-generation destroyer, and construction of the first of two Littoral Combat Ships (LCS) currently under contract was over 70 percent complete at the end of the third quarter. At the request of the customer, the company and the Navy are currently in discussions regarding the potential restructure of the procurement of the second ship under the LCS contract. The company does not believe the outcome of these discussions will have a material effect on the group’s operating results. Activity has also increased over the first nine months of the year on the group’s engineering programs for the Navy, due particularly to increasing activity in the group’s nuclear-submarine support and logistics services. Volume has declined on the group’s SSGN submarine conversions and commercial ship construction programs. Sales in 2007 were down approximately 55 percent on these programs in the third quarter and first nine months compared with 2006. The fourth and final SSGN conversion is scheduled to be completed by the end of 2007. Activity on the group’s commercial ship programs has declined in 2007 as the group’s four-ship commercial tanker program was completed in 2006 and construction of the first of nine ships under its new product carrier contract has just begun.

The Marine Systems group’s operating earnings and margins grew significantly in the third quarter and first nine months of 2007 compared to 2006. The group has experienced improved performance on several key programs, including the Virginia-class submarines, the Arleigh Burke-class destroyers and the SSGN submarine conversion program. In addition, the company and the Navy reached an agreement in the second quarter of 2007 on the restructuring of the T-AKE contract, including a resolution of the company’s outstanding request for equitable adjustment (REA). The restructured agreement includes revised pricing on ships one through nine and the addition to the contract of five additional option ships, which could bring the total number of ships in the program to 14. The company was previously recognizing revenue on the T-AKE contract at a break-even level in anticipation of the resolution of the REA. On the basis of the contract restructuring and the revised estimate at completion, the company began recognizing profit on the T-AKE contract in the second quarter of 2007, which has contributed to the growth in the group’s 2007 operating earnings and margins.

The company expects the Marine Systems group’s full-year 2007 sales to increase slightly over 2006. The company expects operating margins to exceed 8 percent as the group continues to focus on performance improvement but faces a shift in the mix of ship construction work from mature production programs to design and early-stage construction contracts.

Information Systems and Technology

Three Months Ended	September 30 2007	October 1 2006	Variance
Net sales	$2,401	$2,396	$5	0.2%
Operating earnings	254	258	(4)	(1.6)%
Operating margin	10.6%	10.8%

Nine Months Ended	September 30 2007	October 1 2006	Variance
Net sales	$7,181	$6,526	$655	10.0%
Operating earnings	773	710	63	8.9%
Operating margin	10.8%	10.9%

The Information Systems and Technology group’s third-quarter 2007 net sales and operating earnings were essentially unchanged compared with the third quarter of 2006. For both the quarter and nine-month period, sales increased in the group’s North American operations but were down in the United Kingdom, resulting in steady organic sales. The net growth in the group’s year-to-date sales and earnings resulted almost exclusively from the 2006 acquisition of Anteon International Corporation. The group has experienced a decrease in sales in its operations in the United Kingdom due to the scheduled decline in activity on the BOWMAN communications program for the U.K. armed forces. Sales in this business were down by approximately one-third in the three- and nine-month periods ended September 30, 2007, compared with 2006. The remainder of the Information Systems and Technology group generated organic sales growth of approximately 3 percent in the third quarter and 4 percent in the first nine months of 2007.

The group’s North American tactical and strategic mission systems business has experienced the most significant sales growth to date in 2007. Sales in this business were up 14 percent in both the third quarter and first nine months of 2007 over the same periods in 2006. The majority of the sales growth resulted from increased volume on several programs that support global U.S. military command-and-control and communications requirements and from higher activity on the group’s ground-based satellite communication programs. Notable drivers of the 2007 growth include:

•	the Mobile User Objective System (MUOS), which enables on-the-move satellite connectivity for U.S. and allied forces;

•	Common Hardware/Software III (CHS-3), which provides commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other federal agencies worldwide;

•	Warfighter Information Network-Tactical (WIN-T) and the predecessor Joint Network Node (JNN) programs, which provide warfighters fast, secure, mobile command-and-control capabilities; and

•	Combat Operations Centers (COC), which are mobile command-and-control systems used in Iraq.

Organic sales in the group’s information technology (IT) and mission services business increased 3 percent in the third quarter and 4 percent in the first nine months of 2007 over the comparable prior-year periods. Volume was down on the group’s commercial wireless-services contracts but was up significantly on several federal IT-support programs, including:

•

Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2), which supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide;

•	Applications and Support for Widely Diverse End-User Requirements (ANSWER), which provides infrastructure, application and IT management services to support federal government agencies; and

•	Network-Centric Solutions (NETCENTS), which provides network-centric IT, networking, communications products, systems solutions, and system hardware and software to federal agencies.

Sales in the group’s intelligence mission systems business declined approximately 10 percent in the third quarter and first nine months of 2007. This decline was due to the loss of a classified program and procurement delays as the wars in Iraq and Afghanistan continue to absorb defense funding.

The group’s operating margins declined slightly in the third quarter and first nine months of 2007. The operating margins have been impacted by the recent expansion of the group’s services business, including the acquisition of Anteon, and a mix shift to include more lower-margin, early-stage development contracts.

For the full-year 2007, the company expects mid- to high-single-digit sales growth in the Information Systems and Technology group with operating margins 20 to 30 basis points lower than those achieved in 2006.

Corporate

Three Months Ended	September 30 2007	October 1 2006	Variance
Operating expense	(17)	(12)	(5)

Nine Months Ended	September 30 2007	October 1 2006	Variance
Operating expense	(42)	(38)	(4)

Corporate results consist primarily of the company’s stock option expense and a portion of the results of the company’s commercial pension plans. The company expects 2007 stock option expense of approximately $65.

The company completed the sale of its coal mining operation in the third quarter of 2007 and its aggregates business in the second quarter of 2006. These operations, previously reported as Resources, have been reclassified to discontinued operations.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the third and second quarters of 2007:

September 30, 2007	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$10,241	$687	$10,928	$964	$11,892
Combat Systems	11,371	2,195	13,566	2,083	15,649
Marine Systems	8,106	4,641	12,747	2,601	15,348
Information Systems and Technology	7,184	2,123	9,307	9,496	18,803
Total	$36,902	$9,646	$46,548	$15,144	$61,692

July 1, 2007
Aerospace	$9,427	$708	$10,135	$964	$11,099
Combat Systems	10,712	2,131	12,843	1,785	14,628
Marine Systems	8,290	4,376	12,666	236	12,902
Information Systems and Technology	6,980	1,971	8,951	8,031	16,982
Total	$35,409	$9,186	$44,595	$11,016	$55,611

Defense Businesses

The total backlog for the company’s defense businesses represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog represents firm orders that do not meet these criteria. The backlog does not include unfunded indefinite delivery, indefinite quantity (IDIQ) contract awards or unexercised options. The potential contract value represents management’s estimate of the future contract value to the company under these arrangements.

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

Total orders received in the company’s defense businesses during the third quarter of 2007 were $6.2 billion. These orders included several notable contract awards.

Combat Systems awards included the following:

•	Combined orders from the U.S. Army worth $480 to retrofit, upgrade or reset approximately 470 vehicles under the Abrams M1A2 System Enhancement Package (SEP) program.

•

$336 for 600 RG-31 Category II vehicles and $35 for 63 Cougar vehicles under the Marine Corps’ Mine-Resistant Ambush-Protected (MRAP) vehicle program. MRAP vehicles are designed to provide improved protection for troops from improvised explosive devices, mines and other threats. The company had two of seven competing offerings in the first MRAP competition – the Cougar, which it is producing in connection with a joint venture with Force Protection, Inc., and the RG-31, which it is producing separately. Of the approximately 6,300 vehicles awarded in the first increment of the MRAP competition, the company’s two offerings received a total of 2,325 orders – 1,705 Cougar vehicles (of which the company is producing half) and 620 RG-31 vehicles. In October 2007, the Cougar vehicle was selected as one of three vehicles to compete in the second increment of the MRAP competition, and the company received an order worth $189 for 401 vehicles through the joint venture with Force Protection. The second MRAP competition could result in total orders among the three participants of over 9,000 vehicles. The company is scheduled to deliver all units currently under contract by April 2008.

•

Combined orders worth a total of $137 from the Army to continue performing contractor-logistics support for the Stryker wheeled combat vehicle program, as well as $120 from the Army for 1,000 Stryker vehicle hull-protection kits.

•	$108 from the Army for production of reactive armor for the Bradley Fighting Vehicle.

Marine Systems awards included the following:

•	A contract modification worth $116 from the Navy for Virginia-class submarine lead-yard services, development studies and design efforts. This modification has a potential value of over $650.

•

$100 from the Navy to purchase long-lead materials for the construction of the tenth T-AKE combat-logistics ship. The company has reached an agreement with the Navy on the terms of the award of up to five additional ships, ships 10 through 14, under the T-AKE program. These option ships, valued at $2.4 billion, have been added to the group’s potential contract value.

Information Systems and Technology awards included the following:

•

Combined orders totaling $108 under the U.S. Joint Forces Command’s Joint Experimentation Program (JEXP) to continue providing engineering, technical and administrative services for joint concept development and prototyping.

•	Combined orders totaling $261 under the ICE2 program, bringing the total contract value to date to over $2.2 billion.

•

Contract modifications from the Army valued at up to $921 to continue development of the WIN-T system. Under WIN-T Increment Two, valued at $126, the company will develop an initial on-the-move broadband networking capability using satellite and radio links. Under WIN-T Increment Three, valued at $795, the company will continue development of WIN-T components.

•	$24 from the Army to provide satellite communications terminals and support services for the JNN network program. If all options are exercised, the contract has a potential value of over $700.

•	$23 to provide IT support services to the U.S. Senate. This contract has a potential value of approximately $300.

•

One of 29 General Services Administration (GSA) Alliant contracts to provide federal government agencies with infrastructure, application and IT management services. Alliant is an IDIQ program with a $50 billion ceiling among all awardees over a 10-year period.

Aerospace

The Aerospace funded backlog includes orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace potential contract value represents options to purchase new aircraft. In the third quarter of 2007, the Aerospace group received $2.1 billion in new orders, increasing the group’s total backlog to a new record level for the sixth consecutive quarter. Through the first nine months of 2007, the group’s order profile has shifted to include over 50 percent of year-to-date orders from customers outside the North American market. The Aerospace group’s total backlog has grown 42 percent since the end of 2006.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the first nine months of 2007. Net cash provided by operating activities increased $531 to $1.9 billion in the first nine months of 2007 from $1.3 billion in the same period in 2006. The primary drivers of the increased cash flow were the growth in the company’s earnings from continuing operations of $255 and the collection of approximately $270 on the T-AKE program following the resolution of the company’s REA.

The company ended the third quarter of 2007 with a cash balance of $2 billion compared with $1.6 billion at the end of 2006. A portion of the company’s cash balance as of September 30, 2007, represents advance payments against some of the company’s non-U.S. contracts. The company intends to use this cash to fund the operations of its non-U.S. subsidiaries in the fulfillment of these contracts.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.3 billion at September 30, 2007. If this were the outcome, the government contends the company would owe approximately $1.3 billion pretax. The company’s after-tax cash obligation would be approximately $680. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Net cash used for investing activities was $690 for the nine-month period ended September 30, 2007, compared with $2.4 billion in the same period in 2006. The primary uses of cash in investing activities were business acquisitions, capital expenditures and net purchases of available-for-sale securities. In the first nine months of 2007, the company acquired SNC TEC and WECO Aerospace Systems, Inc., for an aggregate of approximately $300 in cash. The company used cash on hand to fund these acquisitions. In the first nine months of 2006, the company acquired Anteon International Corporation, FC Business Systems, Inc., and Chamberlain Manufacturing Corporation’s Scranton, Pennsylvania, operation for an aggregate of $2.3 billion in cash. The company used cash on hand and commercial paper to fund these acquisitions. The company expects full-year capital expenditures to be between 1.5 and 2 percent of revenues. The company also sold its coal business for approximately $25 in cash in the third quarter of 2007 and its aggregates business for approximately $300 in cash in the second quarter of 2006.

Financing Activities

Financing activities used net cash of $739 in the first nine months of 2007 compared with $307 in the same period in 2006. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

There were no significant debt repayments in the first nine months of 2007. In the same period in 2006, the company repaid $500 of its fixed-rate debt on the scheduled maturity date and received net proceeds of $319 from the issuance of commercial paper to fund the Anteon acquisition. The company does not have any significant scheduled debt repayments until May 2008.

On March 7, 2007, the company’s board of directors declared an increase in the company’s regular quarterly dividend to $0.29 per share – the tenth consecutive annual increase. The board had previously increased the regular quarterly dividend to $0.23 per share in March 2006.

In the first nine months of 2007, the company repurchased approximately 6 million shares at an average price of about $77 per share. In the first nine months of 2006, the company repurchased approximately 1.2 million shares at an average price of about $63 per share. As of September 30, 2007, the company had 3.6 million remaining shares authorized for repurchase, about 1 percent of its total shares outstanding.

Free Cash Flow

Free cash flow from operations for the first nine months of 2007 was $1.6 billion compared with $1.1 billion for the same period in 2006. Management defines free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing its common stock and paying dividends. The company uses free cash flow from operations to assess the quality of its earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the unaudited Consolidated Statement of Cash Flows:

Nine Months Ended	September 30 2007	October 1 2006
Net cash provided by operating activities from continuing operations	$1,881	$1,332
Capital expenditures	(294)	(197)
Free cash flow from operations	$1,587	$1,135
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	125%	107%
Free cash flow from operations	106%	91%

With free cash flow from operations projected to exceed earnings from continuing operations for the full-year 2007, General Dynamics expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

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

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, claims for unanticipated contract costs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. For full discussion of the company’s critical accounting policies, see the company’s Annual Report on Form 10-K for the year ended December 31, 2006, and the Quarterly Report on Form 10-Q for the quarter ended July 1, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the company’s third quarter repurchases of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program *
7/02/07 - 7/29/07	—	—	2,349,500	7,650,500
7/30/07 - 8/26/07	3,773,100	$77.78	6,122,600	3,877,400
8/27/07 - 9/30/07	250,000	$76.88	6,372,600	3,627,400

Total	4,023,100	$77.73

*	On June 7, 2006, the board of directors authorized management to repurchase up to 10 million shares of common stock in the open market. Unless terminated earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

The company did not make any unregistered sales of equity securities in the third quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: October 31, 2007