Form 10-K
period 2007-12-31
GENERAL DYNAMICS CORP
filed 2008-02-22
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $30,234,885,439 as of June 29, 2007 (based on the closing price of the shares on the New York Stock Exchange).

402,225,356 shares of the registrant’s common stock were outstanding at January 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information from certain portions of the registrant’s definitive proxy statement for the 2008 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

2    General Dynamics 2007 Annual Report

(Dollars in millions, unless otherwise noted)

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design and construction; and information systems, technologies and services. Incorporated in Delaware, the company employs approximately 83,500 people and has a global presence.

General Dynamics is a company dedicated to consistently delivering superior shareholder returns. Shareholder value is created by a strategy that emphasizes excellence in program execution, sustained organic growth, continuous margin improvement, efficient cash-flow conversion and disciplined capital deployment. To perpetuate growth, management is dedicated to identifying the fast currents in the company’s core markets, seeking opportunities in adjacent markets and broadening the company’s portfolio to encompass a variety of military, federal government, commercial and international customers. The company deploys capital through internal investment, acquisitions, dividends and, when appropriate, the repurchase of company shares on the open market.

In addition to creating shareholder value and delivering the highest quality products and services, the company’s management fosters a corporate culture centered on continuous improvement, innovation, ethical behavior and integrity. This culture is evident in how the company interacts with shareholders, employees, customers, partners and the communities in which it operates.

Formed in 1952 through the combination of Electric Boat Company, Consolidated Vultee (CONVAIR) and other companies, General Dynamics grew internally and through acquisitions until the early 1990s, when it sold nearly all of its divisions except Electric Boat and Land Systems. Beginning in 1995, the company expanded those two core defense businesses by acquiring additional shipyards and combat vehicle-related businesses. In 1997, to reach a new, expanding market, General Dynamics began acquiring companies with expertise in information technology products and services. In 1999, the company purchased Gulfstream Aerospace Corporation, a business-jet aircraft and aviation support-services company. Since 1995, General Dynamics has acquired and successfully integrated 47 businesses, including four in 2007.

General Dynamics operates through four business groups – Aerospace, Combat Systems, Marine Systems and Information Systems and Technology.

AEROSPACE

The Aerospace group designs, manufactures and services a comprehensive offering of mid-size and large-cabin business-jet aircraft. With nearly 50 years of experience in the aerospace market, the group is noted for:

•	superior aircraft design, quality, safety and reliability;

•	technologically advanced onboard systems; and

•	industry-leading product support.

To address the wide-ranging requirements of corporate, government and individual customers, the Aerospace group offers a portfolio of six Gulfstream aircraft across a spectrum of price and performance options. The varying ranges, speeds and cabin dimensions are well suited to the diverse needs of an increasingly global customer base.

General Dynamics 2007 Annual Report    3

For the past several years, the Aerospace group has seen a steady increase in demand for its products around the world, particularly in Europe, the Middle East, India and the Asia-Pacific region. Notably, while experiencing record growth in North American demand, international orders surpassed North American orders in 2007 for the first time in the group’s history. Gulfstream also remains a leading provider of aircraft for government and military service around the world, with aircraft at work in 34 nations. These government aircraft are used for a variety of special-mission applications, including head-of-state/executive transportation, aerial reconnaissance, maritime surveillance, weather research and astronaut training.

To respond to this robust worldwide demand, and to perpetuate that demand going forward, the group has steadily increased annual aircraft production in each of the past four years, has invested in innovative product development and significant facility improvements, and has enhanced its global service network. Aircraft production increases have included both large aircraft, assembled at Aerospace’s headquarters in Savannah, Georgia, and completed at one of four large-cabin completion facilities; and mid-size aircraft, assembled at a supplier’s facility and completed in the group’s Texas facilities. To ensure that increases in production maintain profitability, the Aerospace group works closely with suppliers and invests in manufacturing productivity and efficiency improvements.

The group continuously invests in research and development (R&D) over the course of each aircraft’s lifecycle to introduce new products and first-to-market enhancements that broaden customer choice, improve aircraft performance and set new standards for customer safety, comfort and in-flight productivity. The latest Gulfstream to enter service, the mid-size Gulfstream G150, demonstrates this innovation. The G150 replaced the G100 model with an entirely new cabin design that incorporates a wider fuselage to improve passenger comfort. The G150 has been well received in both North American and international markets since its entry into service in 2006.

In addition to meeting customers’ demand for the latest in performance, technology and safety, Gulfstream’s new and upgraded aircraft models are designed to minimize lifecycle costs while maximizing parts commonality among the various Gulfstream models. Four of the group’s aircraft – the Gulfstream G350, G450, G500 and G550 – as well as the out-of-production GV, share the same pilot-type rating. For multiple-aircraft fleet operators, this uniformity reduces training and maintenance costs and enhances safety in the operation of the aircraft.

Current product-enhancement and development efforts include initiatives in advanced avionics, flight-control systems, cabin technologies and enhanced vision systems. In 2007 and early 2008, the Federal Aviation Administration (FAA) certified two of Gulfstream’s safety-enhancing products – the second-generation Enhanced Vision System (EVS II) and the new Synthetic Vision–Primary Flight Display (SV-PFD). EVS II is a specially designed, forward-looking infrared (FLIR) camera that projects a real-world infrared image on the pilot’s head-up display (HUD), while Synthetic Vision provides three-dimensional terrain images overlaid onto the EVS II images. The products work in tandem to provide pilots with unparalleled situational awareness regardless of weather, terrain or landing-field conditions.

In March 2006, General Dynamics embarked on a $400, multiyear facilities project designed to create additional R&D offices, improve the customer sales and design center, increase aircraft service capacity and create facilities to build next-generation aircraft in Savannah. Key 2007 developments include:

•	the ground breaking in April for a new manufacturing facility, with initial phase construction scheduled for completion in spring 2008;

•	a lease signing in May for expanded R&D facilities;

•	the opening in June of a new Sales and Design Center, a unique facility to help guide customers through the aircraft purchase and interior-design selection process; and

•	the opening in August of Phase One of the new South Service Center, which more than doubled the indoor capacity of the Savannah service operation.

In addition to the increased service capacity in Savannah, the Aerospace group continues to enhance service support capabilities to address the needs of a growing global fleet of installed aircraft. The group remains committed to providing high-quality technical support 24 hours a day for customers in the United States and around the world. The group is building on its extensive network of service centers, warranty facilities, field-service representatives and parts inventory locations. In March 2007, the group acquired WECO Aerospace Systems, Inc. (WECO), of Lincoln, California. WECO is an aviation-component overhaul company specializing in electronics and flight-instrument services.

Aerospace’s commitment to superior customer service continues to garner top industry awards for exemplary product service and support. The group’s unique Airborne Product Support aircraft program, in operation since 2002, exemplifies this award-winning service. This program provides a specially modified G100 to move technicians and parts rapidly to customers when commercial transportation methods would prevent the timely return to service of customer aircraft.

As a market leader, Gulfstream remains focused on:

•	profitably increasing aircraft production to capitalize on increased global demand;

•	driving efficiencies into the aircraft production and service processes; and

•	continuously investing in innovative first-to-market technologies and products.

4    General Dynamics 2007 Annual Report

Net sales for the Aerospace group were 18 percent of the company’s consolidated net sales in 2007, 17 percent in 2006 and 16 percent in 2005. Net sales by major products and services were as follows:

Year Ended December 31	2007	2006	2005
New aircraft	$4,081	$3,341	$2,730
Aircraft services	669	558	484
Pre-owned aircraft	78	217	219
Total Aerospace	$4,828	$4,116	$3,433

COMBAT SYSTEMS

The Combat Systems group is a global leader in the design, development, production, support and enhancement of tracked and wheeled military vehicles, weapons systems and munitions for the United States and its allies. The group’s product lines include:

•	wheeled armored combat and tactical vehicles;

•	tracked main battle tanks and infantry fighting vehicles;

•	guns and ammunition-handling systems;

•	ammunition and ordnance;

•	mobile bridge systems;

•	passive, active and reactive armor;

•	chemical, biological and explosive detection systems;

•	electronic counter-measures; and

•	high-performance composite products.

Combat Systems has established a strong foundation of key products that have become core platforms for customers across the combat vehicle, armaments and munitions product lines. These long-term production programs provide the group’s management the opportunity to pursue continuous process and productivity improvements to increase customer satisfaction, reduce product lifecycle costs and improve the group’s financial performance. At the same time, the group applies its design and engineering expertise to develop product improvements that advance the utility and performance of these systems, while identifying and positioning itself for opportunities in emerging and adjacent markets.

At the heart of Combat Systems’ core programs are the Stryker wheeled combat vehicle and the Abrams main battle tank. The group is the sole provider of these vehicles – two of the key ground-force assets for the group’s primary customer, the U.S. Army. Both of these vehicles have proven highly effective in operations in Iraq, securing their place in the Army’s force structure for some time to come.

Combat Systems produces Strykers under a contract awarded in 2001, with nearly 2,400 units delivered to date and another 425 remaining through 2009. The Stryker supports numerous missions with 10 variants: infantry carrier, command and control, medical evacuation, fire support, engineering, anti-tank, mortar carrier, reconnaissance, mobile gun system (MGS), and nuclear, biological and chemical reconnaissance vehicle (NBCRV).

Although Combat Systems has not produced new Abrams tanks since 1996, it continues to support the Army’s evolving needs with technological upgrades, including the System Enhancement Package (SEP) and the Tank Urban Survivability Kit (TUSK). The SEP-configured tank is a digital platform with an enhanced command-and-control system, second-generation thermal sights and improved armor. The TUSK increases the tank’s utility and crew survivability in modern urban warfare scenarios. In addition, through an innovative partnership with the Anniston Army Depot, the group’s Abrams Integrated Management (AIM) program refurbishes the oldest M1A1 Abrams tanks to a like-new condition.

Complementing these combat-vehicle programs are Combat Systems’ munitions and weapons-system programs. The group holds leading or sole-source munitions supply positions for products such as:

•	the 120mm mortar and the 155mm and 105mm artillery projectile for the U.S. government;

•	conventional bomb structures for the U.S. government;

•	all mortar systems and large-caliber requirements for the Canadian Department of National Defence; and

•	military propellant requirements in the North American market.

In addition, Combat Systems has been designated the principal second source for the U.S. military’s small-caliber ammunition needs. The acquisition of Canadian corporation SNC-Lavalin Group’s munitions business in January 2007 enhanced these offerings and expanded Combat Systems’ international customer profile.

Combat Systems is also a long-standing leader in the field of high-performance weapons systems. The group manufactures the M2 heavy machine gun and the MK19 and MK47 grenade launchers, as well as weapons for most U.S. fighter aircraft, including all high-speed Gatling guns for fixed-wing aircraft and the Hydra-70 family of rockets.

In addition to supporting these long-term platform and supply programs, Combat Systems has been active in supporting the United States’ ongoing operations in Iraq and Afghanistan. Beyond providing armor kits, ammunition and logistics support for forces deployed overseas, the group has identified new technologies to respond to its customers’ evolving requirements. Among these are innovative solutions to detect current and emerging threats, including chemical, biological and explosive detection systems, as well as systems to protect U.S. forces against improvised explosive devices (IEDs).

General Dynamics 2007 Annual Report    5

To provide U.S. soldiers with improved protection from mines, IEDs and other threats, Combat Systems has established teaming relationships and has leveraged its available capacity and vehicle-integration expertise to participate in the Defense Department’s high-priority mine-resistant, ambush-protected (MRAP) vehicle program. The group offers two separate vehicles under this program, the RG-31 and the Cougar, which it produces as part of a joint venture. In total, these vehicles constituted approximately 3,500 of the nearly 12,000 vehicles awarded under this program in 2007.

The group is also beginning to see the effects of the high operational tempo of five years of warfare on U.S. military assets, which will require the refurbishment of battle-damaged vehicles, the replacement of equipment that has reached the end of its service life and the replenishment of ammunition and other supplies for the U.S. armed forces. As the principal contractor for the maintenance, repair and reset of Abrams tanks and Stryker vehicles, Combat Systems expects the sustaining and upgrading of U.S. forces to become an increasing share of its contract mix.

The Combat Systems group is also focused on innovative technologies and is well positioned to participate in future development programs. For the U.S. Marine Corps, the group continues the design and testing of the Expeditionary Fighting Vehicle (EFV), a new expeditionary combat platform designed to replace the service’s current craft. The EFV has a breakthrough design that provides sea maneuverability at speeds up to 25 knots and ground mobility equaling that of the Abrams tank. The company expects the Marine Corps to authorize production of up to 573 vehicles starting in 2012.

Combat Systems is a key team member in the Army’s Future Combat Systems (FCS) program and leads the system development of the FCS manned ground vehicle program. Combat Systems is also involved in the development and production of precision munitions systems, including the Army’s Guided Multiple-Launch Rocket System (GMLRS) and the Excalibur artillery system – both currently in use in Iraq and Afghanistan. In addition, the group is involved in the competition for the Joint Light Tactical Vehicle (JLTV) program to replace the Army’s fleet of Humvees®, as well as the competition for the Future Rapid Effects System (FRES) in the United Kingdom. Through these and other efforts, the group is developing new technologies, such as hybrid-electric drive for combat vehicles, autonomous navigation systems for robotic platforms and advanced systems for high-speed amphibious applications.

To expand access to new markets and diversify its customer base beyond the U.S. government, General Dynamics has established a significant presence internationally. The Combat Systems group has become a recognized military-vehicle integrator and leading defense-materiel provider worldwide. It has manufacturing facilities in Australia, Austria, Canada, Germany, Spain and Switzerland, and has customers in more than 30 countries. The group’s European business offers a broad range of products, including light- and medium-weight tracked and wheeled tactical vehicles, amphibious bridge systems, artillery systems, light weapons, ammunition and propellants. Like the group’s U.S. market, many of these systems constitute key platforms employed by its customers’ military forces. These include the Leopard 2E tank and the Pizarro tracked infantry combat vehicle, produced for the Spanish army; the Pandur II armored combat vehicle, produced for the Portuguese army and navy; and the Piranha wheeled armored vehicle, which the group has sold to several European countries.

Beyond the European market, Combat Systems is experiencing increased international demand as a result of the demonstrated success of its fielded products. In particular, the group has opportunities to provide Abrams tanks to Egypt, Strykers to Israel, and light armored vehicles (LAVs) and Abrams tank upgrades to Saudi Arabia.

The Combat Systems group will continue to seek opportunities to improve performance across the business as it delivers on its substantial backlog. In an environment of continuously expanding threats and evolving customer needs, including an increased emphasis on speed to market, the group remains focused on its customers’ requirements and the opportunities they present.

Net sales for the Combat Systems group were 29 percent of the company’s net sales in 2007, 25 percent in 2006 and 24 percent in 2005. Net sales by major products and services were as follows:

Year Ended December 31	2007	2006	2005
Medium armored vehicles	$3,265	$2,204	$1,610
Main battle tanks	1,430	1,181	931
Munitions and propellant	1,276	806	616
Armament and detection systems	761	491	274
Engineering and development	598	582	810
Rockets and missile components	294	317	324
Aerospace components and other	173	402	456
Total Combat Systems	$7,797	$5,983	$5,021

MARINE SYSTEMS

The Marine Systems group designs, builds and supports submarines and surface ships for the U.S. Navy and commercial ships for Jones Act customers. The group operates three of the six shipyards in the United States that perform large-ship construction for the Navy, including one of the country’s two nuclear submarine yards and the only yard that services deep-draft surface ships on the West Coast. The group’s diverse portfolio of platforms and capabilities includes:

•	nuclear-powered submarines (Virginia Class);

•	surface combatants (DDG-51, DDG-1000, LCS);

•	auxiliary and combat-logistics ships (T-AKE);

•	commercial ships;

•	engineering design support; and

•	overhaul, repair and lifecycle support services.

6    General Dynamics 2007 Annual Report

The substantial majority of Marine Systems’ workload supports the U.S. Navy through the construction of new ships and the design and development of next-generation platforms to help the customer face evolving missions and maintain its desired fleet size, as well as maintenance and repair services to maximize the life of in-service ships. This business consists of major ship-construction programs awarded under large, multi-ship contracts that span several years. The group’s mature construction programs currently consist of the fast-attack Virginia-class submarine, the Arleigh Burke-class (DDG-51) guided-missile destroyer and the Lewis and Clark-class (T-AKE) dry cargo/ammunition combat-logistics ship.

The Virginia-class submarine is the first U.S. submarine designed to address post-Cold War threats, including capabilities tailored for both open-ocean and near-shore area missions. These stealthy ships are well suited for a variety of global assignments, including clandestine intelligence gathering, special-operations missions and sea-based missile launch.

The Navy’s Virginia-class program of record includes 30 submarines, which the customer is procuring in multi-ship blocks. In late 2007, Marine Systems commenced sea trials for the fourth and final ship under the group’s cost-reimbursable Block I contract. The group, in conjunction with an industry partner that shares in the construction of these vessels, is working on five of the next six ships under the fixed-price Block II contract. Deliveries of these ships are scheduled through 2013. General Dynamics expects to sign a Block III contract in 2008 for eight additional ships for delivery through 2018. As a result of strong Navy and congressional support, innovative cost-saving design and production efforts, and successful program execution, the group expects to begin building two submarines per year as early as 2011, one year earlier than previously planned.

Marine Systems is the lead designer and producer of Arleigh Burke destroyers, a sophisticated class of surface combatants and the only active destroyer in the Navy’s global surface fleet. During 2007, the group delivered USS Sampson, the 28th of 34 DDG-51 ships the Navy has contracted with the company to build. The six remaining ships are scheduled for delivery between 2008 and 2011.

The group’s T-AKE is the Navy’s first new combat-logistics ship design in almost 20 years and the first Navy ship to incorporate proven commercial marine technologies, such as integrated electric-drive propulsion. These technologies are designed to minimize T-AKE operations and maintenance costs over an expected 40-year life. The T-AKE ships support the Navy’s Sea Basing vision by delivering ammunition, food, fuel, parts and other supplies to U.S. and NATO operating forces around the world. Following the delivery of the first T-AKE in 2006, the Navy deployed the ship to the Arabian Gulf. In 2007, the group delivered the next three ships, and work is underway on four of the remaining six ships currently under contract, with deliveries scheduled through 2010. With one ship currently deployed overseas and three other ships in service, the T-AKE class is already contributing to the Navy’s forward presence posture. The T-AKE contract was restructured in 2007 to include five additional option ships, which could bring the total number of ships in the program to 14. The Navy exercised the option for the 10th ship and authorized procurement of long-lead materials for the 11th ship in January 2008.

In 2007, the group completed the conversion of four Trident ballistic-missile submarines to guided-missile submarines, or SSGNs. Through close collaboration with the Navy’s public shipyards, the group successfully delivered the four ships on schedule and under budget. The SSGNs are multi-mission submarines optimized for conventional tactical-strike and special-operations support. They allow the United States to engage targets quickly, with surprise and from close-in positions. The first of the four boats, USS Ohio, successfully completed all post-conversion testing in 2007 and recently departed on an inaugural 300-day deployment.

The Marine Systems group is also participating in the development of technologies and naval platforms for the future.

With DDG-51 construction nearing completion, the group is focused on the design of the next-generation guided-missile destroyer, the DDG-1000 Zumwalt Class. The company has one of two contracts for the detail design of this multi-mission destroyer under a congressionally directed dual-lead-ship strategy, which requires that the vessels be procured from two separate shipyards. In February 2008, the Navy awarded the company a construction contract for the first DDG-1000.

Marine Systems leads one of two industry teams awarded contracts for the design and construction of the Littoral Combat Ship (LCS), a new high-speed surface warship designed to address emerging coastal-water threats. The LCS is a multi-mission warship that can be configured to combat a variety of threats in near-shore waters, including small boats, mines and submarines. Marine Systems’ LCS is derived from a proven commercial trimaran design and is well suited to accommodate the speed, draft and cargo capacity requirements of this new combatant class of warships. The group’s first ship is under construction at a teammate’s Alabama facility and is scheduled to be launched in 2008. The Navy cancelled the contract for the group’s second ship in 2007 and continues to assess future LCS construction requirements.

In 2007, the group continued to apply its design expertise on a joint Defense Advanced Research Projects Agency (DARPA)-Navy initiative to identify and overcome technological barriers to reducing the cost of future submarines. The group is developing technologies to propel submarines with external electric motors and to reduce the ship’s infrastructure and improve its sensors.

In addition to these design and construction programs, the Marine Systems group provides comprehensive ship and submarine overhaul, repair and lifecycle support services to extend the service life of these vessels and maximize the value of these ships to the customer. The group also provides international allies with program management, planning and engineering design support for submarine and surface-ship construction programs.

General Dynamics 2007 Annual Report    7

Beyond its Navy programs, the group designs and produces ships for commercial customers to meet the Jones Act requirement that ships carrying cargo between U.S. ports be built in U.S. shipyards. In 2006, General Dynamics signed a contract with U.S. Shipping Partners to build up to nine product-carrier ships. These product carriers are based on a design the company obtained through a strategic partnership with a well-established international commercial shipyard. The partnership allows Marine Systems to offer proven commercial ship designs to Jones Act customers, to learn best practices that improve efficiency and throughput, and to achieve cost savings on materials procured through the partnership. The group laid the keel of the first ship in late 2007, and delivery is expected in the first quarter of 2009.

To further the group’s goals of efficiency and continuous program improvement, General Dynamics is committed to strategic investments in its shipyards in partnership with the Navy and local governments. In 2007, capital improvement projects included the refurbishment of a submarine dry dock, construction of a facility to enable significant modular construction efficiencies for current and next-generation destroyers, and development of a material staging area to facilitate construction of the commercial product carriers. In addition to these investments, the Marine Systems group continues to leverage its design and engineering expertise across its shipyards to improve program execution and generate cost savings. This knowledge sharing enables the group to use resources more efficiently and promote process improvements throughout the business. The group is well positioned to effectively fulfill the long-term ship-construction and support requirements of its Navy and commercial customers.

Net sales for the Marine Systems group were 18 percent of the company’s consolidated net sales in 2007, 21 percent in 2006 and 23 percent in 2005. Net sales by major products and services were as follows:

Year Ended December 31	2007	2006	2005
Nuclear-powered submarines	$2,355	$2,427	$2,396
Surface combatants	1,112	1,088	1,008
Auxiliary and commercial ships	953	807	598
Repair and other services	573	618	693
Total Marine Systems	$4,993	$4,940	$4,695

INFORMATION SYSTEMS AND TECHNOLOGY

The Information Systems and Technology group offers technologies, products and services that support a wide range of government and commercial needs. General Dynamics created the group in 1998, and it has grown significantly in response to the expanded markets for digital network-centric command, control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) and information-sharing technologies in the U.S. and allied national-security, defense and intelligence communities. Information Systems and Technology has evolved through acquisitions and by expanding the capabilities, products and customers of the three-part portfolio that the company established in creating the group – tactical and strategic mission systems, information technology and mission services, and intelligence mission systems. Over the past 10 years, through 25 acquisitions and organic growth, the group has become General Dynamics’ largest segment. The group today operates in three principal markets, described below.

Tactical and strategic mission systems – The group designs, manufactures and delivers trusted and secure communications network systems, ruggedized computers, command-and-control systems and operational hardware to Department of Defense, intelligence, federal civilian agency and international customers.

This market is characterized by programs such as the U.S. Army’s Joint Network Node (JNN)/Warfighter Information Network-Tactical (WIN-T) battlefield communications networks, which the Army restructured into a single program in 2007. As the prime contractor, the group is responsible for the design, engineering, integration, production, program management and support of the Army’s primary current and future battlefield communications network. This network uses ground and satellite communications links to provide commanders with the digital telecommunications services they need to access intelligence information, initiate battle plans, collaborate with other military elements, issue orders and monitor the status of their forces.

The group also provides many of these capabilities to non-U.S. customers, through programs such as the BOWMAN digital voice and data communication system for the United Kingdom’s Ministry of Defence, the New Integrated Marines Communications and Information System (NIMCIS) for the Royal Netherlands Marine Corps, and the IRIS Tactical Command, Control and Communications System program for the Canadian Department of National Defence.

The Information Systems and Technology group’s leadership in this market has been developed through decades of experience in designing, building and supporting previous generations of communications technologies. With roots in commercial markets, the group’s expertise and record of innovation encompass all of the decisive technologies that enable design and deployment of tactical networking systems. These include:

•	ruggedized mobile computing solutions with embedded wireless capability;

8    General Dynamics 2007 Annual Report

•	information assurance technologies, products, systems and services that ensure the security and integrity of digital communications worldwide;

•	broadband networking and automated network management;

•	digital switching;

•	encryption technologies;

•	very-high and ultra-high-frequency radio communications; and

•	fixed and mobile satellite communications systems and antenna technologies.

In addition to the work it does for the defense and intelligence communities, Information Systems and Technology has increased its business in the Department of Homeland Security and federal civilian markets through programs such as Rescue 21 and the Integrated Wireless Network (IWN) contract. Rescue 21 is a state-of-the-art search-and-rescue system that the U.S. Coast Guard uses to locate distressed mariners and deploy rescue assets. The IWN program is a joint effort by the Departments of Justice, Homeland Security and the Treasury to provide a nationwide, interoperable wireless communications service in support of federal law enforcement, homeland security and first-responder operations.

Information technology and mission services – The group provides mission-critical information technology (IT) and skilled mission-support services to U.S. defense and national-security customers as well as select federal civilian agencies and commercial customers. The group also specializes in:

•	the design, development and integration of wireline and wireless voice, video and data networks;

•	mission simulation and training services; and

•	secure identification and credentialing capabilities.

In this market, Information Systems and Technology has a longstanding reputation for excellence in providing technical-support personnel and domain specialists that enable customers to execute their missions effectively. For many customers, Information Systems and Technology employees are the on-call staff who provide technical support for both desktop technology and mission-specific hardware. For others, they are skilled in the tools and techniques of specific mission systems, providing the personnel to conceive, install and operate systems on a day-to-day basis.

In Fort Huachuca, Arizona, for example, Information Systems and Technology employees provide training and IT support services for critical Army intelligence missions, merging live data with network-centric computer-based simulations. The group also has provided enterprise-wide IT and information management services to Naval Air Systems Command for more than 10 years as the customer’s primary logistics-support contractor. In Iraq, the group supports the Army’s military health-care IT mission, helping ensure continuity of care for injured soldiers by providing accurate, timely information to medical staff both in the field and at treatment facilities.

Information Systems and Technology also is a principal supplier of network modernization and IT infrastructure services to U.S. government customers. As one of the U.S. Air Force’s leading partners for network modernization, the group has provided IT support services to more than 75 Air Force bases, and it currently supports all Air Force main operating bases. The group has earned 100 percent award fees for performance excellence over the past five years on the Pentagon Renovation program, where it provides network-infrastructure services ranging from system architecture and design to build-out, maintenance and operations. The group also has provided continuous enterprise-wide IT services and support to the U.S. Senate for more than five years.

Intelligence mission systems – The group provides the U.S. and allied intelligence communities with highly specialized intelligence, surveillance and reconnaissance (ISR) capabilities. These include:

•	signals and information collection, processing and distribution systems;

•	special-purpose computing;

•	multi-level security;

•	data mining and fusion;

•	open-architecture mission systems and service-oriented architecture;

•	special-mission satellites and payloads; and

•	information operations services.

For example, one of the group’s businesses has a 50-year legacy of providing advanced fire control systems for Navy submarine programs. This includes more than 30 years of providing payloads and sensors, ground mission processing and intelligence analysis for critical national defense programs. With the development of the core mission system for the Navy’s LCS, the group has established an open architecture that provides greater mission flexibility and requires fewer sailors than current combatants. The group continues to extend its market presence in Navy strategic programs with a recent award for onboard computing upgrades to the Trident D5 missile.

Information Systems and Technology also is a leading provider of personnel with mission-specific experience in executing programs in the intelligence field. In partnership with the U.S. Joint Forces Command, for example, the group integrates collaborative C4ISR environments in support of worldwide training exercises.

In addition, the group continues to extend its legacy of providing special payloads and communications capabilities to spacecraft. The group is part of a team that was recently selected to provide the next-generation ground-control segment for the nation’s Global Positioning System (GPS) Block II and future Block III satellites. This program includes satellite command and control, mission planning, constellation management, monitoring stations and ground antennas.

The group’s contracts in securing and protecting the Internet have resulted in a leading market position in computer forensics, countering

General Dynamics 2007 Annual Report    9

identity theft and preventing credit card fraud. In addition, based on strong capabilities in information operations, computer network defense, and the certification and accreditation of multi-level secure C4ISR systems, the group is well positioned to meet the emerging requirements of the Air Force Cyber Command.

General Dynamics purchased two companies in 2007 that expanded the group’s capabilities in the intelligence market. On October 24, the company acquired Monteria, LLC, of Mount Airy, Maryland, which designs and manufactures technologies and systems dedicated exclusively to supporting the signals intelligence (SIGINT) community. On November 13, the company acquired Mediaware International Pty Ltd. of Australia, which develops real-time full-motion compressed digital video processing software and systems for defense, intelligence and commercial customers.

Although diversion of funding to high-priority war requirements has slowed the growth in some areas of the Information Systems and Technology group’s broad portfolio, the group’s increasingly diversified customer base has stimulated new opportunities in each of these principal markets. As the group continues to grow, it is positioned to take advantage of:

•	the Defense Department’s increasing use of multiyear indefinite delivery, indefinite quantity (IDIQ) contract vehicles;

•	the federal government’s continued use of outsourced IT solutions; and

•	the growing requirements among homeland security and intelligence customers faced with asymmetric threats.

Net sales for the Information Systems and Technology group were 35 percent of the company’s consolidated net sales in 2007 and 37 percent in each of 2006 and 2005. Net sales by major products and services were as follows:

Year Ended December 31	2007	2006	2005
Tactical and strategic mission systems	$4,008	$4,063	$3,912
IT and mission services	3,584	2,894	1,804
Intelligence mission systems	2,030	2,067	2,110
Total Information Systems and Technology	$9,622	$9,024	$7,826

For additional discussion of General Dynamics’ businesses, including significant program wins in 2007, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K. For information on the revenues, operating earnings and identifiable assets attributable to each of the company’s business groups, see Note R to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

CUSTOMERS

In 2007, 69 percent of the company’s net sales were to the U.S. government; 14 percent were to U.S. commercial customers; 10 percent were directly to international defense customers; and the remaining 7 percent were to international commercial customers.

U.S. GOVERNMENT

General Dynamics’ primary customers are the U.S. Department of Defense and intelligence community. The company has recently expanded its relationships with other U.S. government customers throughout the national-security community, including the Department of Homeland Security and first-responder agencies at federal and state levels. The company’s net sales to the U.S. government were as follows:

Year Ended December 31	2007	2006	2005
Direct	$18,447	$15,948	$13,801
Foreign Military Sales*	310	456	409
Total U.S. government	$18,757	$16,404	$14,210
Percent of total net sales	69%	68%	68%
*	In addition to its direct international sales, the company sells to foreign governments through the Foreign Military Sales (FMS) program. Under the FMS program, the company contracts with and is paid by the U.S. government, and the U.S. government assumes the risk of collection from the foreign government customer.

The company performs its U.S. government business under cost-reimbursement, time-and-materials and fixed-price contracts. Contracts for research, engineering, prototypes, repair and maintenance are typically cost-reimbursement or time-and-materials. Under cost-reimbursement contracts, the customer reimburses the company for allowable costs and pays a fixed fee and/or an incentive- or award-based fee. These fees are determined by the company’s ability to achieve targets set in the contract, such as cost, quality, schedule and performance. Under time-and-materials contracts, the customer pays a fixed hourly rate for direct labor and reimburses the company for materials costs. The company’s production contracts are primarily fixed-price. Under these contracts, the company agrees to perform a specific scope of work for a fixed amount.

Cost-reimbursement contracts accounted for approximately 40 percent of the company’s U.S. government business in 2007 and 41 percent in 2006; time-and-materials contracts accounted for approximately 7 percent in each of 2007 and 2006; and fixed-price contracts accounted for approximately 53 percent in 2007 and 52 percent in 2006.

10    General Dynamics 2007 Annual Report

Each of these contract types presents advantages and disadvantages. Cost-reimbursement contracts generally involve lower risk for the company. They also can include fee schedules that allow the customer to make additional payments when the company satisfies certain performance criteria. However, not all costs are reimbursed under these types of contracts, and the government can challenge the costs charged by the company. In addition, the negotiated base fees are generally lower, consistent with the company’s lower risk. Under time-and-materials contracts, the company’s targeted profit may vary if actual labor hour costs vary significantly from the negotiated rates. In addition, the company generally charges materials costs with little or no fee, which can dilute the profit margins associated with these contracts. Fixed-price contracts typically have higher negotiated fees in recognition of the higher risk and offer the company additional profits if it can complete the work for less than the contract amount. However, fixed-price contracts require that the company absorb cost overruns.

U.S. COMMERCIAL

The company’s U.S. commercial sales were $3,732 in 2007, $3,831 in 2006 and $3,396 in 2005. These sales represented approximately 14 percent of the company’s consolidated net sales in 2007 and 16 percent in each of 2006 and 2005. The majority of these sales are for Gulfstream aircraft, primarily to FORTUNE 500® corporations and large, privately held companies. Customers from a wide range of industries operate the aircraft.

INTERNATIONAL

The company’s direct (non-FMS) sales to government and commercial customers outside the United States were $4,751 in 2007, $3,828 in 2006 and $3,369 in 2005. These sales represented approximately 17 percent of the company’s consolidated net sales in 2007 and 16 percent in each of 2006 and 2005.

General Dynamics’ non-U.S. subsidiaries conduct most of its direct international government sales. The company has an operating presence around the world, including subsidiary operations in Australia, Austria, Canada, Germany, Italy, Mexico, Spain, Switzerland and the United Kingdom. General Dynamics’ non-U.S. subsidiaries are committed to developing long-term relationships in their respective countries and have distinguished themselves as principal regional suppliers.

In the commercial sector, most of the company’s exports are business-jet aircraft. The market for business-jet aircraft outside North America has expanded rapidly in recent years, particularly in Europe, the Middle East, India and the Asia-Pacific region. While the United States continues to be the company’s largest market for business aircraft, orders from customers outside North America represent a growing segment of the company’s aircraft business, exceeding 50 percent of total orders in 2007.

Aerospace 2004-2007 Orders (in Units) by Geographic Region

For a discussion of the risks associated with conducting business in international locations, see Risk Factors contained in Part I, Item 1A, of this Annual Report on Form 10-K. For information regarding sales and assets by geographic region, see Note R to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

COMPETITION

Several factors determine General Dynamics’ ability to compete successfully in both the defense and business-jet aircraft markets. While customers’ evaluation criteria vary from competition to competition, the principal competitive elements include:

•	the technical excellence, reliability and cost competitiveness of the company’s products and services;

•	the company’s ability to develop and integrate complex systems and deliver them on schedule;

•	the reputation and customer confidence derived from the company’s past performance; and

•	the successful management of the company’s businesses and customer relationships.

General Dynamics 2007 Annual Report    11

DEFENSE MARKET

The U.S. government contracts with numerous domestic and foreign companies for defense products and services. General Dynamics competes against other large platform and system-integration contractors, as well as smaller companies that specialize in a particular technology or capability. Internationally, the company competes with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers operating in the local countries. The Combat Systems group competes with a large number of domestic and foreign businesses. The Marine Systems group has only one primary competitor, Northrop Grumman Corporation, with which it also partners or subcontracts on several programs, including the Virginia-class submarine and DDG-1000 Zumwalt-class destroyer. The Information Systems and Technology group competes with many companies, from large defense companies to small niche competitors with specialized technologies. The defense market’s contract-based procurement environment and the long-term operating cycle of many of the company’s major platform programs can result in sustained periods of program continuity when the company performs successfully.

At times, the company is involved in teaming and subcontracting relationships with some of its competitors. Competitions for major defense programs often require companies to form teams to bring together broad capabilities to meet the customer’s requirements. In these situations, the company may have multiple opportunities to participate. These include roles as the program’s system integrator, overseeing and coordinating the efforts of all participants in the team, or as a provider of a specific hardware or subsystem element, such as military vehicles provided by Combat Systems or core mission systems provided by Information Systems and Technology.

Another competitive factor in the defense market is the U.S. government’s increasing use of multiple-award IDIQ contracts to maximize the customer’s procurement options. IDIQ contracts have been more common in recent years. They allow the government to select a group of eligible contractors for a program and establish an overall spending limit. Under IDIQ contracts, General Dynamics must compete to be selected as a participant in the program and subsequently compete for individual delivery orders. This contracting model is most common in the Information Systems and Technology group’s competitions and recently has been used more in programs for which the Combat Systems group competes.

BUSINESS-JET AIRCRAFT MARKET

The business-jet aircraft market is divided into segments based on aircraft range, price and cabin size. Gulfstream has at least one competitor for each of its products, with more competitors for the shorter-range aircraft. Key competitive factors include aircraft safety, reliability and performance; service quality and timeliness; technological and new-product innovation; and price. The company believes it competes effectively in all these areas.

RESEARCH AND DEVELOPMENT

General Dynamics conducts independent R&D activities as part of its normal business operations. Over the past three years, the majority of company-sponsored R&D expenditures was in the defense business. In accordance with government regulations, the company recovers a significant portion of these expenditures through overhead charges to U.S. government contracts. In the commercial sector, most of the Aerospace group’s R&D activities support Gulfstream’s product enhancement and development programs. The company also conducts customer-sponsored R&D activities under U.S. government contracts.

Research and development expenditures were as follows:

Year Ended December 31	2007	2006	2005
Company–sponsored	$430	$377	$344
Customer–sponsored	192	398	343
Total research and development	$622	$775	$687

EMPLOYEES

As of December 31, 2007, the company had approximately 83,500 employees, 25 percent of whom were covered by collective bargaining agreements with various unions. Agreements covering approximately 12 percent of total employees are due to expire during 2008. Historically, the company has renegotiated agreements without any significant disruption of operating activities.

RAW MATERIALS, SUPPLIERS AND SEASONALITY

The company depends on suppliers and subcontractors for raw materials and components. These supply networks can experience price fluctuations and capacity constraints, which can put pressure on pricing. Effective management and oversight of suppliers and subcontractors is an important element of the company’s successful performance. The company attempts to mitigate these risks by entering long-term agreements with its suppliers or negotiating flexible pricing terms in its customer contracts. The company has not experienced, and does not foresee, significant difficulties in obtaining the materials, components or supplies necessary for its business operations.

The company’s business is not seasonal in nature. The timing of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are the primary drivers of the company’s revenue recognition.

12    General Dynamics 2007 Annual Report

BACKLOG

The company’s total backlog represents the estimated remaining sales value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

Summary backlog information for each business group follows:

							2007 Total Backlog Not Expected to be Completed in 2008
December 31	2007			2006
	Funded	Unfunded	Total	Funded	Unfunded	Total
Aerospace	$11,591	$665	$12,256	$6,941	$752	$7,693	$7,822
Combat Systems	10,824	2,077	12,901	10,086	1,883	11,969	6,105
Marine Systems	7,621	4,439	12,060	9,449	4,576	14,025	7,851
Information Systems and Technology	7,158	2,457	9,615	7,548	2,432	9,980	3,181
Total backlog	$37,194	$9,638	$46,832	$34,024	$9,643	$43,667	$24,959

INTELLECTUAL PROPERTY

General Dynamics is a leader in the development of innovative products, manufacturing technologies and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, the company licenses some intellectual property rights to, and from, others. The U.S. government holds licenses to the company’s patents developed in the performance of government contracts, and it may use or authorize others to use the inventions covered by the company’s patents. Although these intellectual property rights are important to the operation of the company’s business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would, in the opinion of management, have a material impact on the company’s business.

REGULATORY MATTERS

U.S. GOVERNMENT CONTRACTS

U.S. government contracts are subject to procurement laws and regulations. The Federal Acquisition Regulation (FAR) governs the majority of General Dynamics’ contracts. The FAR mandates uniform policies and procedures for U.S. government acquisitions and purchased services. Also, individual agencies can have acquisition regulations that provide implementing language for the FAR, or that supplement the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation supplement (DFARs). For all federal government entities, the FAR regulates the phases of any product or service acquisition, including:

•	acquisition planning,

•	competition requirements,

•	contractor qualifications,

•	protection of source selection and vendor information and

•	acquisition procedures.

In addition, the FAR addresses the allowability of a contractor’s costs and how those costs can be allocated to contracts. The FAR also subjects the company to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to the company’s contracts. The government may use information from these reviews to challenge the company’s contract-related costs and fees. Failure to comply with procurement laws or regulations can result in civil, criminal or administrative proceedings. These might involve fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period of time.

INTERNATIONAL

General Dynamics’ international sales are subject to the applicable foreign government regulations and procurement policies and practices, as well as certain U.S. policies and regulations, including the Foreign Corrupt Practices Act (FCPA). They are also subject to regulations governing investments, exchange controls, repatriation of earnings and import-export control, including the International Traffic in Arms Regulations (ITAR). Other factors that can affect international sales include currency exchange fluctuations and political and economic risks.

BUSINESS-JET AIRCRAFT

The Aerospace group is subject to FAA regulation in the United States and other similar aviation regulatory authorities internationally. For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each individual aircraft must receive a certificate of airworthiness. Aviation authorities can require changes to a specific aircraft or model type for safety reasons if they believe the aircraft does not meet their standards. Maintenance facilities must be licensed by aviation authorities as well.

General Dynamics 2007 Annual Report    13

ENVIRONMENTAL

General Dynamics is subject to a variety of federal, state, local and foreign environmental laws and regulations. These cover the discharge, treatment, storage, disposal, investigation and remediation of some materials, substances and wastes. Under existing U.S. environmental laws, a company may be designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. If a company is designated a PRP, it potentially is liable to the government or third parties for the full cost of remediating contamination at a relevant site. In cases where a company has been designated a PRP, generally it seeks to mitigate these environmental liabilities through available insurance coverage and by pursuing appropriate cost-recovery actions. In the unlikely event a company is required to fully fund the remediation of a site, the current statutory framework would allow the company to pursue contributions from other PRPs. General Dynamics regularly assesses its compliance status and management of environmental matters.

Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of the company’s operations. Historically, these costs have not been material. Environmental costs often are allowable and recoverable under the company’s contracts with the U.S. government. Based on information currently available to the company and current U.S. government policies relating to allowable costs, the company does not expect continued compliance with environmental regulations to have a material impact on its results of operations, financial condition or cash flows. For additional information relating to the impact of environmental controls, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

The company files several types of reports with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports include an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Free copies of these reports are made available as soon as reasonably practicable on the company’s website (www.generaldynamics.com) and through the General Dynamics investor relations office at (703) 876-3195.

These reports also can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

An investment in General Dynamics’ common stock or debt securities is subject to risks and uncertainties. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding to purchase the company’s securities.

Investment risks can be market-wide, as well as unique to a specific industry or company. The market risks faced by an investor in General Dynamics’ stock are similar to the uncertainties faced by investors in a broad range of industries. There are, however, some risks that apply more specifically to General Dynamics based on its type of business. Of course, these risks and uncertainties are not the only ones that General Dynamics or any company faces. Additional risks and uncertainties currently considered immaterial could also impact the company’s business, results of operations or financial condition.

Because three of General Dynamics’ four business groups serve the defense market, the company’s sales are concentrated with the U.S. government. This customer relationship involves certain unique risks. In addition, the company has expanded sales to international customers in recent years, exposing the company to different financial and legal risks. In the Aerospace group’s market, there are risks tied to U.S. and global economic conditions. Despite the varying nature of the company’s U.S. and international defense and business-aviation operations and the markets they serve, each shares some common risks, such as the ongoing development of high-technology products and the price, availability and quality of commodities and subsystems.

The company depends on the U.S. government for a significant portion of its sales. In each of the past three years, approximately two-thirds of the company’s net sales were to the U.S. government. U.S. defense spending historically has been cyclical. Though it is not clear that future defense spending will be equally cyclical, defense budgets rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending on the military can decrease. While Department of Defense funding has grown rapidly over the past few years, there is no assurance this trend will continue. Competing demands for federal funds can put pressure on all areas of spending, which could impact the defense budget.

A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of the company’s programs being reduced, delayed or terminated. Reductions in the company’s existing programs, unless offset by other programs and opportunities, could adversely affect the company’s ability to sustain and grow future sales and earnings.

14    General Dynamics 2007 Annual Report

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

There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Second, future sales under existing multiyear contracts are conditioned on the continuing availability of congressional appropriations. The Congress typically appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Changes in appropriations in subsequent years may impact the funding available for these programs. Delays or changes in funding can impact the timing of available funds or lead to changes in program content.

In addition, U.S. government contracts generally permit the government to terminate a contract, in whole or in part, for convenience. If a contract is terminated for convenience, a contractor generally is entitled to receive payments for its allowable costs and the proportionate share of fees or earnings for the work performed. The government may also terminate a contract for default in the event of a breach by the contractor. If a contract is terminated for default, the government in most cases pays for only the work it has accepted. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on the company’s future sales and earnings.

The Aerospace group is subject to changing customer demand for business aircraft. The Aerospace group’s business-jet market is driven by the demand for business-aviation products by U.S. and foreign businesses, the U.S. and other governments and individual customers. The group’s future results also depend on other factors, including general economic conditions and trends in capital goods markets. A severe downturn in these market factors could adversely affect the sales, profitability and backlog stability of the company’s Aerospace group.

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

The company’s earnings and margins depend in part on subcontractor performance, as well as raw material and component availability and pricing. General Dynamics relies on other companies to provide raw materials, major components and subsystems for its products. Subcontractors perform some of the services that the company provides to its customers. Occasionally, the company relies on only one or two sources of supply that, if disrupted, could have an adverse effect on the company’s ability to meet its commitments to customers. The company depends on these subcontractors and vendors to meet its contractual obligations in full compliance with customer requirements. The company’s ability to perform its obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner.

International sales and operations are subject to greater risks that sometimes are associated with doing business in foreign countries. The company’s international business may pose different risks than its business in the United States. In some countries there is increased chance for economic, legal or political changes. Government customers in newly formed free-market economies typically have procurement procedures that are less mature, which can complicate the contracting process. In this context, the company’s international business may be sensitive to changes in a foreign government’s leadership, national priorities and budgets. International transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. In addition, some international customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts may include penalties if the company fails to meet the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect the company’s sales and earnings associated with its international business.

General Dynamics 2007 Annual Report    15

The company’s future success will depend, in part, on its ability to develop new products and maintain a qualified workforce to meet the needs of its customers. Virtually all of the products produced and sold by the company are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The commercial and government markets in which the company operates are characterized by rapidly changing technologies. The product and program needs of the company’s government and commercial customers change and evolve regularly. Accordingly, General Dynamics’ future performance depends in part on its ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of the company’s business, it must be able to hire and retain the skilled and appropriately qualified personnel necessary to perform the services required by its customers. If the company is unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, future sales and earnings may be adversely affected.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance. While the company maintains insurance for some business risks, it is not practicable to obtain coverage to protect against all operational risks and liabilities. Where permitted by applicable laws, the company seeks indemnification from the U.S. government. In addition, the company generally seeks limitation of potential liability related to the sale and use of its homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. The company may elect to provide products or services even in instances where it is unable to obtain such indemnification or qualification.

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

At December 31, 2007, the company’s business groups had major operations at the following locations:

•

Aerospace – Burbank, Lincoln and Long Beach, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Westfield, Massachusetts; Minneapolis, Minnesota; Las Vegas, Nevada; Dallas, Texas; Appleton, Wisconsin; London, United Kingdom; Mexicali, Mexico.

•

Combat Systems – Anniston, Alabama; Camden, Arkansas; St. Marks and St. Petersburg, Florida; Marion, Illinois; Saco, Maine; Westminster, Maryland; Sterling Heights, Michigan; Charlotte, North Carolina; Lima, Ohio; Red Lion and Scranton, Pennsylvania; Garland, Texas; Burlington, Vermont; Marion and Woodbridge, Virginia; Vienna, Austria; London and La Gardeur, Canada; Kaiserslautern, Germany; Granada, La Coruna, Murcia, Oviedo, Palencia, Sevilla and Trubia, Spain; Kreuzlingen, Switzerland.

•	Marine Systems – San Diego, California; Groton, Connecticut; Bath and Brunswick, Maine; Quonset Point, Rhode Island; Mexicali, Mexico.

•

Information Systems and Technology – Gilbert and Scottsdale, Arizona; Santa Clara, California; Needham, Pittsfield and Taunton, Massachusetts; Ypsilanti, Michigan; Bloomington, Minnesota; McLeansville and Newton, North Carolina; Kilgore, Texas; Arlington and Fairfax, Virginia; Calgary and Ottawa, Canada; Oakdale and Tewkesbury, United Kingdom.

16    General Dynamics 2007 Annual Report

A summary of floor space by business group as of December 31, 2007, follows:

(Square feet in millions )	Company- owned Facilities	Leased Facilities	Government- owned Facilities	Total
Aerospace	2.4	1.6	—	4.0
Combat Systems	6.2	4.5	7.9	18.6
Marine Systems	5.9	2.5	—	8.4
Information Systems and Technology	3.3	8.0	0.9	12.2
Total	17.8	16.6	8.8	43.2

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the company’s security holders during the fourth quarter of 2007.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The company’s common stock is listed on the New York Stock Exchange.

The high and low sales prices of the company’s common stock and the cash dividends declared on the company’s common stock for each quarter of 2007 and 2006 are included in the Supplementary Data contained in Part II, Item 8, of this Annual Report on Form 10-K.

As of January 27, 2008, there were approximately 162,000 holders of the company’s common stock.

For information regarding securities authorized for issuance under the company’s equity compensation plans, see Note P to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

The company did not make any unregistered sales of equity securities in 2007.

The following table provides information about the company’s fourth quarter repurchases of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program		Maximum Number of Shares That May Yet Be Purchased Under the Program(2)
10/01/07 – 10/28/07	—	—	6,372,600		3,627,400
10/29/07 – 11/25/07	—	—	6,372,600		3,627,400
11/26/07 – 12/31/07	444,800	$87.79	444,800	(2)	9,555,200	(2)
Total	444,800	$87.79

(1)	Excludes shares withheld by, or delivered to, the company pursuant to provisions in agreements with recipients of restricted stock granted under the company’s equity compensation plans that allow the company to withhold, or the recipient to deliver to the company, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares. These shares totaled 271 in October 2007 with an average price per share of $87.98.
(2)	On June 7, 2006, the board of directors authorized management to repurchase up to 10 million shares of common stock in the open market. On December 5, 2007, with 3.6 million shares remaining under the 2006 authorization, the board of directors increased the number of authorized shares to 10 million. Unless terminated earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

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

General Dynamics 2007 Annual Report    17

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

(Dollars and shares in millions, except per share and employee amounts)	2007	2006	2005	2004	2003
Summary of Operations
Net sales	$27,240	$24,063	$20,975	$18,868	$16,076
Operating earnings	3,113	2,625	2,179	1,931	1,420
Operating margin	11.4%	10.9%	10.4%	10.2%	8.8%
Interest, net	(70)	(101)	(118)	(148)	(98)
Provision for income taxes, net	967	817	621	580	367
Earnings from continuing operations	2,080	1,710	1,448	1,194	954
Return on sales (a)	7.6%	7.1%	6.9%	6.3%	5.9%
Discontinued operations, net of tax	(8)	146	13	33	50
Net earnings	2,072	1,856	1,461	1,227	1,004
Diluted earnings per share:
Continuing operations	5.10	4.20	3.58	2.96	2.40
Net earnings	5.08	4.56	3.61	3.04	2.53
Sales per employee (b)	329,400	309,300	300,700	284,500	277,700
Cash Flows
Net cash provided by operating activities	$2,925	$2,128	$2,056	$1,803	$1,725
Net cash used by investing activities	(852)	(2,316)	(181)	(786)	(3,232)
Net cash (used) provided by financing activities	(786)	(539)	(520)	(902)	2,041
Cash dividends declared per common share	1.16	0.92	0.80	0.72	0.64
Financial Position
Cash and equivalents	$2,891	$1,604	$2,331	$976	$861
Total assets	25,733	22,376	19,700	17,575	16,225
Short- and long-term debt	2,791	2,781	3,287	3,293	4,039
Shareholders’ equity	11,768	9,827	8,145	7,189	5,921
Debt-to-equity (c)	23.7%	28.3%	40.4%	45.8%	68.2%
Book value per share (d)	29.13	24.22	20.34	17.88	14.95
Working capital (e)	3,134	2,056	2,339	2,022	1,110
Other Information
Free cash flow from operations (f)	$2,478	$1,822	$1,771	$1,507	$1,469
Return on invested capital (g)	16.9%	15.6%	14.9%	13.3%	12.4%
Funded backlog	37,194	34,024	28,186	28,020	24,664
Total backlog	46,832	43,667	40,754	40,304	38,805
Shares outstanding	404.0	405.8	400.4	402.1	395.9
Weighted average shares outstanding:
Basic	404.4	403.4	401.6	399.1	395.6
Diluted	408.1	406.8	404.8	402.9	398.3
Active employees	83,500	81,000	70,900	68,800	64,000

Note:	Prior year amounts have been reclassified for discontinued operations.
(a)	Return on sales is calculated as earnings from continuing operations divided by net sales.
(b)	Sales per employee is calculated as net sales for the past 12 months divided by the average number of employees for the period.
(c)	Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.
(d)	Book value per share is calculated as total equity divided by total outstanding shares as of year end.
(e)	Working capital is calculated as current assets less current liabilities as of year end.
(f)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a GAAP reconciliation of net cash provided by operating activities from continuing operations to free cash flow from operations.
(g)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the calculation and related GAAP reconciliation of return on invested capital.

18    General Dynamics 2007 Annual Report

(Dollars in millions, except per share amounts or unless otherwise noted)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(For an overview of the company’s business groups, including a discussion of products and services provided, see the Business discussion contained in Part I, Item 1, of this Annual Report on Form 10-K.)

MANAGEMENT OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design and construction; and information systems, technologies and services. The company operates through four business groups – Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. General Dynamics’ primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate, government and individual buyers of business aircraft. The company operates in two primary markets: defense and business aviation. The majority of the company’s revenues derive from contracts with the U.S. military.

2007 Sales by Customer Base

The nation’s engagement in the global war on terror, coupled with the need to modernize U.S. military forces, has driven steady Department of Defense funding increases since 2001. In particular, procurement and research and development (R&D) budgets, also known as investment accounts, provide the majority of the company’s revenues. These budget lines continue to enjoy sustained increases, demonstrating administration and congressional support. Defense Department funding has increased at a compound annual growth rate of 6.8 percent from fiscal 2001 through 2008, while procurement and R&D spending has grown nearly 8 percent annually during that period.

For fiscal year 2008, the Congress appropriated $480 billion for the Department of Defense, including approximately $175 billion for procurement and R&D. Budget expenditures generally lag congressional funding, and the company expects that this 2008 funding will be applied toward programs over the next few years. For fiscal year 2009, the President has requested that the Congress appropriate $515 billion for the Department of Defense, a 7.5 percent increase over the 2008 funding. This includes $184 billion for procurement and R&D, an increase of 5 percent over 2008, representing more than one-third of the total 2009 budget request.

During this period of war, defense budgets have included the President’s budget submission, as well as supplemental funds requested over the course of the fiscal year to meet the emergent needs of the warfighter. For fiscal year 2008, the administration requested approximately $189 billion in supplemental funding, including approximately $75 billion, or 40 percent, for additional investment spending. The Congress has appropriated $87 billion of that request and will consider the remaining $102 billion in 2008. If this second supplemental is approved, defense funding for fiscal year 2008 will total approximately $670 billion, a 116 percent increase since 2001. While these supplemental funding requests have increased total defense spending levels, some military service accounts are under pressure as the services move funds among accounts to cover current war needs. In addition, supplemental appropriations do not include the level of program detail typically provided in general defense appropriations. These two factors have made it increasingly difficult to forecast the timing and amount of the impact of supplemental funding on the company’s programs.

Looking ahead, the company expects the defense budget top line to remain well funded for the near term, led by the need to continue to support the operations in Iraq and Afghanistan. While the landscape will continue to evolve during this dynamic period, the company expects near-term defense funding to be driven primarily by the following:

•	continued support for the warfighter from the administration and the Congress in the face of threats posed by an uncertain global security environment;

•	the number of troops deployed in Iraq and Afghanistan, coupled with the increase in the overall size of the U.S. military;

•	the need to reset and replenish equipment and supplies damaged and consumed during the war; and

•	the need to modernize the country’s military infrastructure to address the evolving requirements of modern-day warfare.

Based on the recently approved and proposed defense budgets, the company expects the levels of funding available for its programs will likely continue to grow in 2008 and 2009.

Defense Funding 2001–2009

General Dynamics 2007 Annual Report    19

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

The business-aviation market also continues to expand, and 2007 was another strong year. Despite the recent uncertainty in the U.S. macroeconomic environment, the Aerospace group’s North American and international order activity remains robust. Following seven consecutive quarters with a book-to-bill ratio exceeding one, the Aerospace’s record backlog extends through 2011 for large-cabin models. At this juncture, management has not observed any indications of backlog weakness such as cancellations, financing issues or requests to delay delivery.

The company expects continued growth in the business-jet market, stemming from its strong products in the long-range and ultra-long-range markets, and robust sales of the company’s mid-size products. In particular, the market for the company’s business jets outside the United States has demonstrated powerful growth. In 2007, for the first time in the company’s history, Gulfstream received more than 50 percent of its aircraft orders from outside North America. Of note, the European and Asian markets comprised more than one-third of the group’s orders in 2007, and demand remains strong.

General Dynamics’ management is committed to creating shareholder value through ethical business practices, disciplined program management and continuous operational improvements. The company’s solid performance over the past 10 years is measured in its sustained revenue and earnings growth and strong cash flow. General Dynamics’ record as an industry leader in cash flow generation has provided the company’s management the flexibility to execute its operational strategy, and enabled it to consistently deploy resources to further enhance shareholder returns through strategic and tactical acquisitions, payment of dividends and share repurchases.

CONSOLIDATED OVERVIEW

The following discussion of the company’s results of operations is based on operating performance at the business group level. The disclosures focus on the material financial measures the company’s management uses to evaluate the performance of each of its four business groups, including sales, operating earnings and margins, and backlog. For the defense business groups, the discussion of results of operations is based on specific contracts and programs that drive the group’s results rather than types of products and services, which often comprise multiple contracts with different customers. For the Aerospace group, the results are analyzed with respect to specific lines of products and services, consistent with how the group is managed.

In the defense business groups, the majority of the sales are generated by long-term government contracts. As discussed further in the critical accounting policies section, the company accounts for sales under these contracts using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work progresses, either as products are produced and delivered or as services are rendered, as applicable. As a result, changes in sales are generally discussed in terms of volume. Volume indicates increases or decreases in sales due to changes in production or construction activity levels, changes in delivery schedules or levels of services on individual contracts.

In the Aerospace group, sales contracts for new aircraft typically have two major phases: the manufacture of the “green” aircraft and the aircraft’s completion, which includes exterior painting and installation of customer-selected interiors and optional avionics. The company records revenues at two milestones: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the fully outfitted aircraft. Changes in sales in this group result from the amount of new aircraft deliveries (both green and completion), the level of service activity during the period and the number of pre-owned aircraft sold.

Operating earnings and margins in the defense business groups are generally discussed in terms of changes in sales volume, performance, or the mix of contracts and the phases of work within those contracts (e.g., fixed-price/cost-reimbursable, development/production). Performance

20    General Dynamics 2007 Annual Report

refers to changes in contract earnings rates during the term of the contract based on revisions to estimates of profit at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract and/or the estimated costs required to complete the contract. The following discussion of results provides additional disclosure to the extent that a material or unusual event causes a change in the profitability of a contract.

Operating earnings and margins in the Aerospace group are generally a function of the prices the company is able to charge for its various aircraft models, the operational efficiency of the group in the manufacture and completion of the aircraft, and the mix of aircraft deliveries among the higher-margin large-cabin and lower-margin mid-size aircraft. Additional factors affecting the group’s earnings and margins include the number and type of pre-owned aircraft sold and the level of general and administrative costs incurred by the group, which include selling expenses and research and development costs.

Results of Operations

Year Ended December 31	2007	2006	Variance
Net sales	$27,240	$24,063	$3,177	13.2%
Operating earnings	3,113	2,625	488	18.6%
Operating margin	11.4%	10.9%

General Dynamics generated strong results in 2007 compared with 2006, ending the year with the highest sales, operating earnings, net earnings, cash flow from operations, orders and backlog in the company’s history. The company produced solid sales growth in 2007 on the strength of rising sales in each of the company’s business groups. In particular, the Combat Systems and Aerospace groups generated the most substantial sales growth in 2007 due to strong worldwide demand for military vehicles and business-jet aircraft. Sales in the Information Systems and Technology group increased primarily as a result of the acquisition of Anteon International Corporation in 2006, as organic growth in the group’s North American market was largely offset by a scheduled reduction in sales in the United Kingdom. Sales were up slightly in the Marine Systems group compared with 2006.

The company’s operating earnings grew at a higher rate than sales in 2007, the result of significant operating leverage achieved in three of the company’s four business groups. The Aerospace group’s margins improved 120 basis points on the strength of improved pricing and ongoing productivity improvements. Margins in the Combat Systems and Marine Systems groups were up 40 basis points and 80 basis points, respectively, due to improving operational execution. Overall, the company’s operating margins increased 50 basis points for the second year in a row to 11.4 percent in 2007. The company’s continued focus on operations has generated four consecutive years of operating margin expansion and a total 260 basis-point improvement in margins over the past five years.

Year Ended December 31	2006	2005	Variance
Net sales	$24,063	$20,975	$3,088	14.7%
Operating earnings	2,625	2,179	446	20.5%
Operating margin	10.9%	10.4%

The company’s sales and operating earnings increased significantly in 2006. Increased new aircraft deliveries in the Aerospace group, strong demand for combat vehicles and armament and munitions products in the Combat Systems group, and acquisitions in the Information Systems and Technology group were the most significant drivers of the increase in sales.

Each of the company’s four business groups generated double-digit earnings growth in 2006. In particular, the Marine Systems group’s operating earnings grew over 50 percent due to significantly improved performance on its ship construction programs. The Aerospace group’s earnings also increased substantially on strong new aircraft volume and improved pricing on units delivered in 2006 compared with 2005 deliveries. The improved performance resulted in an overall increase in the company’s operating margins from 10.4 percent in 2005 to 10.9 percent in 2006.

Cash Flow

The company produced significant cash flows from operations in 2007, generating cash from operations in excess of net earnings for the ninth consecutive year. Net cash provided by operating activities was $2.9 billion in 2007 and $2.1 billion in each of 2006 and 2005. In addition, the company generated over $300 in cash in both 2006 and 2005 from the sale of several non-core businesses. Over the three-year period, the company used its cash to fund acquisitions and capital expenditures, repurchase its common stock, pay dividends and reduce its outstanding debt. The company’s net debt – debt less cash and equivalents and short-term investments – was a net surplus of $268 at the end of 2007 compared with net debt of $1.2 billion at the end of 2006. The company achieved this reduction after giving effect to $330 spent on acquisitions, over $500 of share repurchases, $430 of company-sponsored research and development, almost $475 of capital expenditures and $445 of dividends paid during the year.

Other Financial Information

General and administrative (G&A) expenses as a percentage of sales were 6.0 percent in 2007, and 6.2 percent in each of 2006 and 2005. G&A was $1.6 billion in 2007, $1.5 billion in 2006 and $1.3 billion in 2005. The company expects 2008 G&A as a percent of sales to approximate the 2007 rate.

Net interest expense was $70 in 2007 compared with $101 in 2006 and $118 in 2005. Interest income generated by the company’s strong cash position has increased during each of the past three years while scheduled repayments of the company’s long-term debt have steadily reduced interest expense. The company expects net interest expense of approximately $10 to $15 in 2008 based on the company’s substantial balance of invested cash.

General Dynamics 2007 Annual Report    21

The company’s effective tax rate was 31.7 percent in 2007, 32.3 percent in 2006 and 30.0 percent in 2005. The company’s effective tax rate in 2007 was impacted favorably by the resolution of the company’s 2003 to 2004 federal income tax audit with the Internal Revenue Service. This settlement resulted in a benefit of $18, or approximately $0.04 per share, which reduced the company’s effective tax rate by 60 basis points. In 2005, the company favorably resolved its 1999 to 2002 federal income tax audit. This settlement resulted in a $66 benefit, or approximately $0.16 per share, which reduced the company’s 2005 tax rate by 320 basis points. The company anticipates an effective tax rate of approximately 32.5 percent in 2008 excluding the potential resolution of tax matters related to prior years or other discrete events that may occur in the future. For additional discussion of tax matters, see Note E to the Consolidated Financial Statements.

Discontinued Operations

In 2007, General Dynamics completed the sale of its coal mining operation and received proceeds of approximately $25. The company had previously recognized an after-tax loss of $37 in discontinued operations in 2006 in anticipation of the sale.

In 2006, the company completed the sale of its aggregates operation. The company received approximately $315 in cash from the sale of this business and recognized an after-tax gain of $220 in discontinued operations.

In 2005, General Dynamics completed the sale of several small businesses that were not core to the company. The company received approximately $300 in cash, net of income taxes, and reported an after-tax loss of $8 in 2005 from the sale of these businesses.

The company’s reported net sales for all periods presented exclude the revenues associated with these divested businesses, and their operating results are included as discontinued operations, net of income taxes. For additional discussion of the company’s divestiture activities and the results of discontinued operations, see Note C to the Consolidated Financial Statements.

Backlog

General Dynamics’ total backlog was $46.8 billion at year end, up 7 percent from $43.7 billion at the end of 2006. Funded backlog increased 9 percent in 2007 to $37.2 billion compared with $34 billion at year-end 2006. The company generated total new orders of $29.5 billion in 2007, representing significant order activity across each of the company’s business groups during the year.

The total backlog for the company’s defense businesses decreased 4 percent to $34.6 billion at year-end 2007, compared with $36 billion at the end of 2006. The defense backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog was $25.6 billion at the end of 2007. This includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog for the defense businesses represents firm orders that do not meet these criteria. While there is no guarantee that future budgets and appropriations will provide funding for a given program, the company has included in the backlog only firm contracts it believes are likely to receive funding.

The Aerospace group’s total backlog increased $4.6 billion or 59 percent in 2007, reaching a new high of $12.3 billion at year end. The group received a record number of orders during the year, resulting in funded backlog of $11.6 billion at the end of 2007, up 67 percent over 2006. The funded backlog represents orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog of $665 at year-end 2007 consists of agreements to provide future aircraft maintenance and support services.

The company’s backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft.

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

Contract options in the company’s defense businesses represent agreements to perform additional work beyond the products and services associated with firm contracts, if the customer exercises the option. These options are negotiated in conjunction with a firm contract and provide the terms under which the customer may elect to procure additional units or services at a future date. Contract options in the Aerospace group represent options to purchase new aircraft. The company recognizes options in backlog when the customer exercises the option and establishes a firm order.

22    General Dynamics 2007 Annual Report

As of December 31, 2007, the potential value associated with these IDIQ contracts and contract options was approximately $14.5 billion, up from $13.1 billion at the end of 2006. The company expects to realize this value over the next 15 years. This represents management’s estimate of the potential value the company will receive. The actual amount of funding received in the future may be higher or lower.

REVIEW OF OPERATING SEGMENTS

AEROSPACE

Results of Operations and Outlook

Year Ended December 31	2007	2006	Variance
Net sales	$4,828	$4,116	$712	17.3%
Operating earnings	810	644	166	25.8%
Operating margin	16.8%	15.6%

Aircraft deliveries (in units) :
Green	138	113
Completion	138	104

The Aerospace group continued its strong performance in 2007 as sales and operating earnings increased significantly over 2006. Growing global demand for business jets has led to successive years of significant order activity and resulting substantial growth in the group’s backlog. To meet this demand, the group has steadily increased its aircraft production rate and delivery schedule. As a result, new aircraft sales grew 22 percent in 2007, including a 22 percent increase in green aircraft deliveries and a 33 percent increase in completions. In addition, aircraft services volume increased by 20 percent over 2006, reflecting the growing global installed base of business-jet aircraft. Pre-owned aircraft activity declined significantly in 2007 as increasing numbers of customers chose to sell their own aircraft rather than trade them. Sales of pre-owned aircraft were $78 in 2007 compared with $217 in 2006.

        The Aerospace group’s operating earnings and margins increased substantially in 2007 compared with 2006. Operating earnings were up approximately $205 as a result of the increased new-aircraft and aircraft-services volume. Improved pricing on units delivered in 2007 compared with 2006 deliveries, combined with labor efficiencies and productivity improvements particularly in the completion process, contributed another $65 of earnings growth. Increased selling costs associated with the year’s substantial order activity, higher product-development spending and increased G&A costs reduced the group’s earnings growth by about $90. Reduced sales of pre-owned aircraft lowered the earnings growth by $14. The operating leverage achieved by the group, offset in part by a mix shift to include proportionately more lower-margin mid-size aircraft deliveries, resulted in a 150 basis-point increase in new-aircraft margins over 2006. Aircraft services margins were up 50 basis points over 2006. Overall, the Aerospace group produced a 120 basis-point increase in margins for the second consecutive year.

The company expects to deliver 157 new aircraft in 2008, an increase of 14 percent over 2007. Based on this projected increase in deliveries, the company expects the Aerospace group’s sales will grow between 13 and 15 percent in 2008. Combining the improved pricing in the 2008 scheduled deliveries with increased spending on research and development, the company expects the group’s operating margins to be 20 to 40 basis points higher than those achieved in 2007.

Year Ended December 31	2006	2005	Variance
Net sales	$4,116	$3,433	$683	19.9%
Operating earnings	644	495	149	30.1%
Operating margin	15.6%	14.4%

Aircraft Deliveries (in units):
Green	113	89
Completion	104	84

The Aerospace group’s sales growth in 2006 was due largely to higher new aircraft deliveries. New aircraft sales increased 22 percent in 2006 over 2005. Green deliveries were up 27 percent while aircraft completions were up 24 percent. The group introduced the mid-size G150 aircraft in 2006, which added 14 green deliveries and eight completions. Aircraft services sales increased 15 percent in 2006, while pre-owned aircraft sales remained steady compared to 2005. Operating earnings in 2006 increased approximately $150 as a result of higher new aircraft volume. Pricing improvements on all aircraft models overcame a shift in the mix of deliveries in the second half of the year toward proportionately more mid-size aircraft deliveries to contribute an additional $25 of operating earnings. Improved margins on pre-owned aircraft sales increased operating earnings by $7 while higher product development spending and selling costs reduced the operating earnings growth by $33.

Backlog

The Aerospace group’s backlog was $12.3 billion at the end of 2007, an increase of 59 percent over 2006. The group’s funded backlog grew 67 percent in 2007 to $11.6 billion at year end. The group received a record level of orders for the fourth consecutive year, and after increasing

General Dynamics 2007 Annual Report    23

nearly 30 percent each year from 2004 through 2006, new orders grew over 60 percent in 2007. The group has achieved a book-to-bill ratio (orders divided by sales) greater than one for the past seven consecutive quarters.

New Aircraft Book-to-Bill Ratio 2005–2007*

*	Represents ratio of new aircraft orders to deliveries (in units) during the year.

The following table summarizes key unit data for the Aerospace group’s orders and backlog:

Year Ended December 31	2007	2006	2005
New orders	256	159	124
Options exercised	1	—	—
Firm orders	257	159	124

As of December 31
Firm contracts in backlog	320	203	207
Completions in backlog*	49	49	42

*	Represents aircraft that have moved from green production to the completion process as of year end. The backlog includes only the value of the completion effort on these aircraft.

The group’s order profile in 2007 reflected continued strong activity in the North American market as well as rising demand around the world, which resulted in a shift to include over 50 percent of orders in the year from customers outside North America for the first time. The group’s backlog includes scheduled aircraft deliveries through 2011.

COMBAT SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2007	2006	Variance
Net sales	$7,797	$5,983	$1,814	30.3%
Operating earnings	916	677	239	35.3%
Operating margin	11.7%	11.3%

Among the company’s four business groups, Combat Systems experienced the greatest growth in sales and operating earnings in 2007 and in the fourth quarter generated the highest quarterly sales and operating earnings of any segment in the company’s history. This strong performance resulted from continued growth across all of the group’s product lines, with particularly strong growth in the company’s military vehicle markets worldwide. As a result, each of the group’s businesses experienced double-digit sales and earnings increases in 2007.

Over half of the growth resulted from increased volume in the group’s U.S. military vehicle business, including core programs as well as adjacent market opportunities. The ongoing U.S. presence in Iraq and Afghanistan and the military’s need to reset and repair vehicles damaged in military operations continued to generate strong demand for the group’s combat vehicles and related services. Sales increased 31 percent in this business in 2007 compared with 2006, driven by the following primary contributors:

•	the company’s ongoing Abrams main battle tank modernization work;

•	activity on the Stryker wheeled combat vehicle program;

•	the ramp-up of production of light armored vehicles (LAVs) for the U.S. Marine Corps; and

•	the production of military vehicles under the mine-resistant, ambush-protected (MRAP) vehicle program.

The group supports the M1 Abrams tank by providing upgrades, including the Abrams Integrated Management (AIM), the System Enhancement Package (SEP) and the Tank Urban Survivability Kit (TUSK). Stryker continued to be the group’s largest program in 2007, with volume up most significantly on contractor logistics support activity. MRAP emerged as a high-priority acquisition program for the Marine Corps and Army during 2007.

The group’s munitions business also contributed significantly to the group’s sales and earnings in 2007. Sales were up almost 50 percent in this business in 2007 compared with 2006. The munitions business generated approximately 15 percent organic sales growth, with particularly strong volume in its large- and medium-caliber munitions supply contracts. The remainder of the increase in sales resulted from the acquisition of SNC Technologies Inc. (SNC TEC) from SNC-Lavalin Group Inc., in January 2007. SNC TEC is an ammunition systems integrator that supplies small-, medium- and large-caliber ammunition and related products to the Canadian Forces, U.S. and other national defense customers and law enforcement agencies around the world.

Sales in the group’s weapons systems business grew 13 percent in 2007 due primarily to increased activity on a contract to produce systems that protect U.S. combat forces from improvised explosive devices (IEDs).

The group’s European military vehicle business experienced sales growth of almost 30 percent in 2007. Increased activity on various programs to produce military vehicles for non-U.S. governments was the most significant factor in the increased sales. In particular, volume was up in 2007 on the Pandur II wheeled vehicle contracts for Portugal and the Czech Republic and the Piranha wheeled armored vehicle programs for several European governments. In December 2007, the Czech Republic cancelled the company’s contract for 199 vehicles. The company is in discussions with the Czech Republic about a contract for a reduced quantity. While these

24    General Dynamics 2007 Annual Report

discussions may result in an overall reduction in the size of the Czech Pandur contract, the company does not believe the outcome of the negotiations will have a material effect on the group’s operating results.

The Combat Systems group’s operating margins improved 40 basis points in 2007 compared with the margins achieved by the group in 2006. Margins increased due to a shift in contract mix and improved performance across a number of the group’s wheeled military vehicle programs. The improvement in the group’s margins was limited somewhat by the inclusion of lower-margin acquisitions in the munitions business, increased supplier costs on the group’s small-caliber munitions contract and costs recognized in connection with the company’s exit from the group’s European commercial trading business.

The company expects 2008 sales growth in the Combat Systems group in the 9 to 10 percent range based on the group’s substantial backlog, with operating margins improving 30 to 50 basis points over the 2007 margins.

Year Ended December 31	2006	2005	Variance
Net sales	$5,983	$5,021	$962	19.2%
Operating earnings	677	576	101	17.5%
Operating margin	11.3%	11.5%

The Combat Systems group’s sales and operating earnings increased substantially in 2006 over 2005. Sales in the group’s U.S. and European military vehicle businesses were up 17 percent due to higher production activity on the Stryker program and several European military vehicle contracts. Activity also increased on the Army’s Future Combat Systems (FCS) development program and various domestic and international LAV contracts. The group’s weapons systems and munitions businesses generated a 24 percent increase in sales in 2006 compared with 2005. High demand for protection systems for U.S. forces and increased volume on a contract to provide small-caliber ammunition to the Army contributed to the growth in these businesses in 2006. The group’s acquisition of Chamberlain Manufacturing Corporation’s Scranton operation in 2006 contributed approximately 1 percent of the group’s total 2006 sales growth.

Backlog

The Combat Systems group ended 2007 with a total backlog of $12.9 billion, an increase of 8 percent over 2006. Funded backlog grew 7 percent to $10.8 billion. The group’s backlog consists primarily of long-term production contracts that have scheduled deliveries through 2014.

The group’s backlog at December 31, 2007, included over $2.8 billion for contracts related to the M1 Abrams main battle tank. This includes both the M1A2 SEP and the M1A1 AIM programs. Under the SEP program, the company retrofits M1A2 Abrams main battle tanks with improved electronics, command-and-control capabilities and armor enhancements that are designed to improve the tank’s effectiveness. Under the AIM program, M1A1 Abrams main battle tanks are completely overhauled and returned to a like-new condition. At year end, the backlog included approximately $1.5 billion for the SEP program and close to $400 for AIM. During 2007, the company received awards totaling over $750 for the SEP program to upgrade and reset approximately 340 vehicles and for related program support. The group also received an order from the Army in 2007 worth over $300 under the Egyptian M1A1 Abrams tank co-production program to supply 125 tank kits for assembly in Egypt. In February 2008, the group received a multiyear contract from the Army to upgrade 435 Abrams tanks to the M1A2 SEP V2 configuration. The first increment of the contract, for 20 tanks, is valued at $39.

The largest single contract in the group’s backlog at December 31, 2007, is the Army’s FCS program. The backlog at year end included approximately $1.5 billion for FCS. The company leads the system development of the manned ground vehicle element of the program, as well as the development of the autonomous navigation systems for FCS ground vehicles. The company’s current contract extends through 2012.

The Combat Systems group’s backlog at year end included approximately $1 billion for the Army’s Stryker wheeled combat vehicle program. The backlog includes the production of over 400 vehicles scheduled for delivery through 2009. In 2007, the group received orders under the Stryker program totaling $1.2 billion, including awards worth approximately $335 for the production of approximately 220 vehicles. The group also received total awards of over $500 in 2007 for Stryker contractor logistics support.

The group’s backlog under the MRAP program totaled $570 at year end. The group is producing two separate vehicles under this program – the Cougar, in connection with a joint venture, and the RG-31. During 2007, the group was awarded a total of $575 for approximately 1,190 Cougar vehicles and $350 for 620 RG-31 MRAP vehicles. The year-end backlog represents approximately 720 Cougar vehicles and 450 RG-31 vehicles. In the first quarter of 2008, the company received, and added to the backlog, orders valued at approximately $150 for an additional 183 Cougar vehicles and related logistics and spares. The company expects to complete its deliveries under this program in the first half of 2008.

The Combat Systems group has several significant international, long-term combat vehicle production contracts in backlog. The group’s Leopard 2E program is a battle tank manufacturing contract for the Spanish army using a design licensed from a German company. The group’s backlog at year end included approximately $550 for the production of

General Dynamics 2007 Annual Report    25

119 Leopard tanks, with deliveries scheduled through 2010. The group also produces Pizarro Advanced Infantry Fighting Vehicles for the Spanish army. The backlog at the end of the year included approximately $650 for the production of 190 Pizarro vehicles scheduled for delivery through 2014. The group’s year-end backlog also included approximately $370 for a contract with the government of Portugal for 251 Pandur II vehicles, $360 for a contract with the government of Belgium for 138 Piranha wheeled armored vehicles and $675 under the original contract with the Czech Republic for approximately 135 Pandur II vehicles. The company is in negotiations with the customer regarding the Czech contract, which may result in a reduced number of vehicles to be delivered. In addition, the group was awarded a contract valued at approximately $85 in 2007 to provide 21 Piranha IIIC 8x8 amphibious armored personnel carriers to the Spanish marines for delivery between 2009 and 2013.

The Combat Systems group’s backlog at year end also included approximately $2.3 billion in weapons systems, munitions, detection systems and composite-structures programs. The group received an order from the Army in 2007 worth approximately $150 for the production of Hydra-70 (2.75 inch) rockets. The total contract value to date is over $500. Additionally, the Army awarded the group a contract worth over $100 for the production of reactive armor for the Bradley Fighting vehicle.

MARINE SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2007	2006	Variance
Net sales	$4,993	$4,940	$53	1.1%
Operating earnings	421	375	46	12.3%
Operating margin	8.4%	7.6%

The Marine Systems group’s sales were up slightly in 2007 compared with 2006. Approximately 60 percent of the group’s sales in 2007 and 2006 were generated by three of the group’s mature ship-construction programs for the U.S. Navy – the Virginia-class submarine, the Arleigh Burke-class (DDG-51) destroyer and the T-AKE combat-logistics ship. Combined sales from these core programs in 2007 were essentially unchanged compared with 2006. In 2007, the group delivered ships two through four of the current 10-ship T-AKE program to the Navy, driving volume up significantly, while activity on the Virginia-class and the DDG-51 destroyer programs declined during the year. The Virginia-class program volume was down slightly due to workload timing. The company expects to deliver the fourth and final ship of the cost-reimbursable Virginia Block I contract in the first quarter of 2008, and construction is in process on five of the six ships under the fixed-price Block II contract. Deliveries under Block II are scheduled through 2013. Volume on the destroyer program began to decline in 2007 as the group continued construction of the remaining six ships under contract. Deliveries are scheduled through 2011, including two in 2008.

Beyond these large construction programs, volume was up across the group’s ship design, engineering, repair and overhaul, and early-stage construction programs in process for the Navy. These include the detail design of the DDG-1000 next-generation destroyer and the construction of the first Littoral Combat Ship (LCS). Volume on these two programs increased over 60 percent in 2007 compared with 2006. The company’s LCS was approximately 65 percent complete at year end. Additionally, activity was up over 10 percent on the group’s engineering, repair and overhaul contracts for the Navy in 2007, particularly in the group’s nuclear submarine support and logistics services business.

Volume decreased in 2007 on the group’s SSGN submarine conversion program and commercial ship construction programs. The group completed its fourth and final SSGN submarine conversion in 2007. Marine Systems’ commercial shipbuilding activity was down in 2007 due to the completion of the group’s four-ship commercial tanker program in 2006. Construction of the first two of nine ships under the group’s product-carrier contract has just begun. Overall, combined sales for the SSGN program and the commercial shipbuilding contracts decreased over 50 percent in 2007.

The Marine Systems group’s operating earnings and margins grew significantly in 2007 on steady sales. The group has generated operating efficiencies that led to improved performance on several of its key programs. Most notably, the Virginia-class submarine, the Arleigh Burke-class destroyer and the SSGN submarine conversion programs experienced significant performance improvements during the year. Additionally, the company and the Navy reached an agreement in 2007 to restructure the T-AKE contract. The agreement included a resolution of the company’s outstanding request for equitable adjustment (REA), which resulted in revised pricing on ships one through nine and the addition of five option ships. The Navy exercised the option for the 10th ship in January 2008. Prior to the agreement, the company was recognizing revenue on the T-AKE program at a break-even level pending the resolution of the REA. After the contract restructuring, the estimate at completion for the program was revised and the company began recognizing profit on the contract in the second quarter of 2007. As a result of the improved performance on these programs, the group’s overall margins increased 80 basis points in 2007 compared with 2006.

The company expects sales in the Marine Systems group to increase between 3 and 4 percent in 2008 with margins improving an additional 10 to 20 basis points over 2007. The company expects the group’s margins to benefit from continued performance improvements in its ship construction programs but to be constrained by a shift in mix away from the later-stage production contracts toward early-stage design and construction work.

Year Ended December 31	2006	2005	Variance
Net sales	$4,940	$4,695	$245	5.2%
Operating earnings	375	249	126	50.6%
Operating margin	7.6%	5.3%

26    General Dynamics 2007 Annual Report

The Marine Systems group’s sales increased in 2006 due primarily to a 20 percent increase in volume on ship design and construction contracts for the Navy. In particular, activity was up in 2006 on the T-AKE contract, the Virginia-class submarine program and the LCS program. The group also began the detail design of the DDG-1000 next-generation destroyer in 2006. Offsetting this growth was a scheduled decline in activity on the SSGN submarine conversion program and the completion of the group’s four-ship commercial tanker program in 2006. The group’s operating earnings improved substantially in 2006, and operating margins grew 230 basis points over 2005. Program losses in 2005 on the commercial tanker contract and in the group’s submarine maintenance and overhaul business adversely affected the group’s operating earnings and margins during that year. Operating earnings and margins in 2006 were favorably impacted by the absence of additional losses on these programs and by improved performance due to labor-hour efficiencies and cost savings on the DDG-51 destroyer construction program.

Backlog

The Marine Systems group’s backlog consists of long-term submarine and ship construction programs, as well as numerous repair and engineering contracts. The group’s total backlog at year-end 2007 was $12.1 billion compared with $14 billion at the end of 2006. The group’s funded backlog at December 31 was $7.6 billion, down from $9.4 billion at year-end 2006. The group generally receives large contract awards that provide backlog for several years. The current backlog includes shipbuilding deliveries through 2013.

The largest program in the Marine Systems group’s backlog is the Virginia-class submarine program. The group’s backlog at year end included $5.5 billion for seven Virginia-class submarines to be delivered through 2013. As the prime contractor on the Virginia-class program, the company reports the entire backlog and sales associated with the program but shares the construction and the earnings equally with its teaming partner. In 2007, Marine Systems received a $270 contract to procure long-lead materials for the first ship of the next (Block III) contract. The Virginia-class program of record is scheduled to include 30 submarines, and the company expects to finalize negotiations of the Block III contract by the end of 2008.

The group’s backlog at the end of 2007 also included $1.3 billion for the Arleigh Burke-class DDG-51 destroyer program. The backlog includes six DDG destroyers scheduled for delivery through 2011, including two in 2008. In parallel with the completion of the DDG-51 program, the Navy and industry are transitioning to construction of the next-generation guided-missile destroyer, the DDG-1000 Zumwalt Class. The group has one of two contracts for the detail design of the ship, and in 2007, the group received awards totaling approximately $700 from the Navy to complete the design effort and procure long-lead materials for the first ship. The group’s backlog at year-end 2007 included over $600 for DDG-1000. In February 2008, the Navy awarded the group a contract worth $1.4 billion for the construction of the first DDG-1000, with delivery scheduled in 2014.

A significant portion of the group’s backlog is for the T-AKE combat-logistics ship program. The group’s backlog at December 31, 2007, included $1.1 billion for the construction of the remaining five ships under the original nine-ship program. In 2007, the Navy awarded the group a contract modification worth $100 to purchase long-lead materials for the 10th ship, and in January 2008, the Navy exercised a $360 option for the 10th ship and awarded a $100 modification for long-lead materials for the 11th ship. Deliveries of these ships are scheduled through 2010.

The group’s backlog at year end also included $1.1 billion for a contract with U.S. Shipping Partners, L.P., for the construction of nine Jones Act product-carrier tankers. The ships are scheduled for delivery between 2009 and 2013.

In addition, the Marine Systems group’s backlog at year end included approximately $1.9 billion in engineering, repair and overhaul programs.

INFORMATION SYSTEMS AND TECHNOLOGY

Results of Operations and Outlook

Year Ended December 31	2007	2006	Variance
Net sales	$9,622	$9,024	$598	6.6%
Operating earnings	1,027	976	51	5.2%
Operating margin	10.7%	10.8%

Sales in the Information Systems and Technology group improved in 2007 compared with 2006, and operating earnings topped $1 billion for the first time. The group experienced 11 percent organic growth in its core North American Tactical and Strategic Mission Systems and IT and Mission Services businesses. The IT and Mission Services business also benefitted from the acquisition of Anteon International Corporation (Anteon) in June 2006. These increases were offset partially by a steady but expected decline in volume in the group’s United Kingdom business, reduced activity in the group’s Intelligence Mission Systems business and a decline in activity in the commercial wireless market.

General Dynamics 2007 Annual Report    27

The strong performance in the Tactical and Strategic Mission Systems business was due to higher activity on several command-and-control and communications programs for the U.S. military and increased volume on the group’s ground-based satellite communications programs. Notable drivers of the volume increase in 2007 included:

•	Combat Operations Centers (COC), which are mobile command-and-control systems used in Iraq;

•	Common Hardware/Software III (CHS-3), which provides commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other federal agencies worldwide; and

•	Mobile User Objective System (MUOS), which enables on-the-move satellite connectivity for U.S. and allied forces.

Volume was up in the IT and Mission Services business’s core defense market on the strength of such programs as Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2) and Network-Centric Solutions (NETCENTS). ICE2 supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide and was the group’s largest program in 2007. NETCENTS provides network-centric IT, networking, communications products, systems solutions, and system hardware and software to federal agencies.

Sales in the United Kingdom were down 33 percent as a result of the scheduled reduction in activity on the group’s BOWMAN communications program for the U.K. armed forces.

In the group’s Intelligence Mission Systems business, sales decreased 9 percent in 2007. Approximately a quarter of the decline in sales was due to the loss of a classified program in 2007. Additionally, this business has experienced procurement delays due to a reallocation of defense funding to support the wars in Iraq and Afghanistan.

The group’s operating margins were down by 10 basis points compared with 2006 due to the group’s shift to include more IT services content, including the acquisition of Anteon.

The company expects sales growth in the Information Systems and Technology group in 2008 in the 5 to 6 percent range as solid organic growth in the group’s North American businesses overcomes a further decline in sales in the U.K. operations. The company expects the volume on BOWMAN to decline an additional $50 to $100 in 2008, at which point the program is expected to reach a steady-state volume of ongoing logistics support and sustainment activity for the foreseeable future. The company expects that the group’s expanding services base will put moderate pressure on margins in 2008, resulting in a slight compression in the group’s operating margins in the 10 to 20 basis-point range.

Year Ended December 31	2006	2005	Variance
Net sales	$9,024	$7,826	$1,198	15.3%
Operating earnings	976	865	111	12.8%
Operating margin	10.8%	11.1%

The Information Systems and Technology group’s sales and operating earnings increased due to business acquisitions in 2005 and 2006 and modest organic growth in the group’s North American business. The company acquired Anteon and FC Business Systems, Inc. (FCBS), in 2006 and three smaller acquisitions in the group’s Tactical and Strategic Mission Systems business in 2005. Overall, the group’s North American organic sales increased approximately 3 percent in 2006 due to higher activity on several key programs, including ICE2, NETCENTS, CHS-3, the Canadian Maritime Helicopter Project and MUOS. Within the group’s United Kingdom business, sales on the BOWMAN program were down almost 20 percent in 2006 as the company began the transition from production and installation to maintenance and support activities. The group’s margins in 2006 were down as a result of the lower margins associated with the group’s expanded service profile.

Backlog

The Information Systems and Technology group’s backlog decreased slightly in 2007 to $9.6 billion compared with $10 billion at the end of 2006. At year end, the group’s funded backlog was $7.2 billion, down from $7.5 billion in 2006. Unlike the company’s other defense businesses, the Information Systems and Technology group’s backlog consists of thousands of contracts that have to be reconstituted each year with new program and task order awards, and relatively few large-scale, long-term programs.

The largest program in Information Systems and Technology’s backlog at year end is the Army’s Warfighter Information Network-Tactical (WIN-T) program. The group’s backlog at December 31, 2007, included $900 for WIN-T and its predecessor program, Joint Network Node (JNN). The Army restructured JNN and WIN-T into a single program in 2007. The company is the prime contractor on this battlefield communications network program that is designed to provide warfighters with fast, secure, mobile command-and-control capabilities. In 2007, the group received approximately $950 of awards for WIN-T to continue the design and development of the system and provide simulation and training.

The group’s backlog also included approximately $430 for the Canadian Maritime Helicopter Project (MHP). Under the MHP program, the company provides integrated mission systems for 28 state-of-the-art helicopters that are intended to replace Canada’s aging fleet of marine helicopters.

28    General Dynamics 2007 Annual Report

Other significant portions of the group’s year-end backlog include approximately $375 for the U.K.’s BOWMAN program, $300 for the ICE2 program, $290 for the MUOS program and $210 for CHS-3. The company received $440 in orders on the ICE2 program and over $100 of orders on CHS-3 in 2007.

In addition to these programs, the group received a number of significant contract awards in 2007.

The group was awarded a contract extension in 2007 worth approximately $100 to continue its support of the U.S. Joint Forces Command’s Joint Experimentation Program and Joint Futures Lab (JEXP), bringing the total contract value to approximately $375. Under this program, the group is providing engineering, technical and administrative services for joint force concept development.

The Department of Homeland Security awarded the Information Systems and Technology group a task order under the Enterprise Acquisition Gateway for Leading Edge Solutions (EAGLE) program. Under the task order, which has a potential value of over $225 if all options are exercised, the group provides technology operations and maintenance services (TOMIS) for Citizen and Immigration Services at more than 280 locations nationwide.

The group was awarded a contract worth approximately $90 by the Navy to provide modifications and support for fire control systems aboard U.S. and U.K. ballistic missile submarines and for the attack weapons control system aboard U.S. guided missile submarines. The contract has a total potential value of approximately $160 if all options are exercised.

The U.K. Royal Air Force awarded the group a contract worth $95 for the tactical data link system of the Tactical Information Exchange Capability (TIEC) program. TIEC provides aircrews with enhanced situational awareness.

The group received an initial order worth approximately $25 on a potential $300 contract to provide IT support services to the U.S. Senate.

The group also received an initial order of $14 from the Army for support and engineering services on the Command Post of the Future (CPOF) program. The CPOF is an executive-level decision support system providing situational awareness and collaborative tools. This IDIQ program has a potential value of approximately $200.

The group’s backlog does not include approximately $8.7 billion of potential contract value associated with IDIQ contracts and unexercised options. The value of these arrangements may be realized over the next 15 years. In 2007, funding under IDIQ contracts contributed over $2.2 billion, or approximately 25 percent of the group’s IDIQ contract value, to the group’s funded backlog, most notably from ICE2, CHS-3, JEXP and WIN-T.

Information Systems and Technology was awarded several significant IDIQ contracts during 2007. The group was selected by the Department of Justice as the system integrator for the Integrated Wireless Network (IWN). IWN is a collaborative effort between the Departments of Justice, Homeland Security and the Treasury intended to provide secure, seamless, interoperable and reliable nationwide wireless voice, data and multimedia communications among federal agents and law enforcement officers engaged in disaster response, law enforcement, protective services and homeland defense. IWN is an IDIQ program with a potential value of $10 billion over 15 years, if all options are exercised.

In addition, the group received one of 29 General Services Administration (GSA) Alliant contracts to provide federal government agencies with infrastructure, application and IT management services. Alliant is an IDIQ program with a $50 billion ceiling among all awardees over a 10-year period.

CORPORATE

Corporate results consist primarily of compensation expense for stock options and a portion of the earnings from the company’s commercial pension plans.

Corporate operating expenses totaled $61 in 2007, $47 in 2006 and $6 in 2005. The increase in Corporate operating expense in 2007 and 2006 resulted from the initial recognition of stock option expense in 2006 and an increase in that expense from 2006 to 2007. (See Note P to the Consolidated Financial Statements for additional information regarding the company’s stock options.) The company expects 2008 stock option expense of approximately $75.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the mid-1990s, General Dynamics embarked on a strategy of disciplined capital deployment, generating strong cash flow to enable a series of acquisitions designed to grow the company beyond its core platform businesses. These acquisitions incorporated new products and technologies and expanded the company’s customer base. Since 1995, the company has acquired 47 businesses for a total cost of over $16.5 billion. These actions have resulted in a larger, more diversified company while preserving a strong balance sheet and sustained financial flexibility.

Year Ended December 31	2007	2006	2005
Net cash provided by operating activities	$2,925	$2,128	$2,056
Net cash used by investing activities	(852)	(2,316)	(181)
Net cash used by financing activities	(786)	(539)	(520)
Net increase (decrease) in cash and equivalents	1,287	(727)	1,355
Cash and equivalents at beginning of period	1,604	2,331	976
Cash and equivalents at end of period	2,891	1,604	2,331
Short-term investments	168	–	–
Short- and long-term debt	(2,791)	(2,781)	(3,287)
Net surplus (debt) (a)	$268	$(1,177)	$(956)
Debt-to-equity (b)	23.7%	28.3%	40.4%
Debt-to-capital (c)	19.2%	22.1%	28.8%

(a)	Net debt is calculated as total debt less cash and equivalents and short-term investments.
(b)	Debt-to-equity ratio is calculated as total debt divided by total equity.
(c)	Debt-to-capital ratio is calculated as total debt divided by total debt plus total equity.

General Dynamics 2007 Annual Report    29

The following is a discussion of the company’s major operating, investing and financing activities for each of the three years in the period ended December 31, 2007, as classified on the Consolidated Statement of Cash Flows.

Operating Activities

Net cash provided by operating activities was $2.9 billion in 2007 and $2.1 billion in both 2006 and 2005. In each year, the two primary drivers of the company’s cash flow were net earnings and increasing levels of customer advances and deposits, particularly associated with successive years of record new-aircraft order activity in the Aerospace group.

The cash flows from operations in 2007 resulted from the company’s strong net earnings, the significant deposits received at Gulfstream, and the collection of $270 of contract funds upon the resolution of the T-AKE REA in the Marine Systems group. This significant cash inflow was reduced by a $100 discretionary contribution to the company’s primary government pension plan. In 2006, net earnings generated the majority of the company’s operating cash flows, though approximately $150 of the net earnings related to a net gain on the sale of non-core businesses. The cash flow from these transactions is reported in investing activities. The other significant source of cash flow from operations was the substantial deposits received in connection with new business-jet orders. The 2005 cash flows from operations were driven by net earnings and an inflow of customer advances in the company’s European business.

Termination of A-12 Program. As discussed further in Note O to the Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at December 31, 2007. If this were the outcome, the company would owe approximately $1.4 billion pretax. The company’s after-tax cash obligation would be approximately $670. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Cash used in investing activities was $852 in 2007, $2.3 billion in 2006 and $181 in 2005. The primary uses of cash in investing activities were business acquisitions and capital expenditures. In each year, these uses of cash were partially reduced by proceeds from divestiture activities.

Business Acquisitions. In 2007, the company completed four acquisitions for a total of $330. In 2006, the company completed three acquisitions for a total of $2.3 billion. In 2005, the company completed three acquisitions for a total of approximately $275. The company financed these acquisitions using commercial paper and/or cash on hand. (See Note B to the Consolidated Financial Statements for additional information regarding the acquisitions.)

Capital Expenditures. Capital expenditures were $474 in 2007, $334 in 2006 and $262 in 2005. The increase in 2007 over 2006 resulted from facility improvements in the Aerospace and the Marine Systems groups. The company expects capital expenditures of approximately $530 in 2008, less than 2 percent of sales. The company had no material commitments for capital expenditures as of December 31, 2007.

Sale of Assets. In 2007, the company sold its coal mining operation for approximately $25 in cash, net of taxes. In 2006, the company sold its aggregates business for approximately $315 in cash, net of taxes. In 2005, the company completed the sales of several small, non-core businesses. The company received approximately $300 in cash, net of taxes, from these divestiture activities.

Available-for-Sale- Securities. As a result of the company’s strong cash position during 2007, the company expanded its investments in available-for-sale securities. Net purchases of these securities were $179 in 2007 and $12 in 2006 compared with net sales of $8 in 2005.

Financing Activities

Cash used by financing activities was $786 in 2007, $539 in 2006 and $520 in 2005. The company’s typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

Debt Proceeds, Net. There were no material debt repayments in 2007. In 2006, the company repaid $500 of its fixed-rate debt on the scheduled maturity date. There were no material debt repayments in 2005. The company had no commercial paper outstanding as of the end of each of the past three years. The company has approximately $2 billion in bank credit facilities that have not been drawn upon. These facilities are used to provide backup liquidity to the commercial paper program. In the second quarter of 2008, $500 of the company’s fixed-rate debt securities is scheduled to mature. In addition, $170 of the company’s senior notes and term debt matures in the second half of 2008.

Dividends. The company’s board of directors declared an increased quarterly dividend of $0.29 per share in March 2007, the 10th consecutive annual increase. The board had previously increased the quarterly dividend to $0.23 per share in March 2006 and to $0.20 per share in March 2005.

Share Repurchases. In 2007, the company repurchased 6.5 million shares of its outstanding common stock in the open market at an average price of $78 per share. In 2006, the company repurchased 1.2 million shares of its outstanding common stock in the open market at an average price of $63 per share. In 2005, the company repurchased 6.7 million shares at an average price of $54 per share. In December 2007, the company’s board of directors authorized management to repurchase up to 10 million shares of the company’s outstanding common stock on the open market. As of December 31, 2007, approximately 9.6 million shares remained under this authority – approximately 2 percent of the company’s total shares outstanding.

30    General Dynamics 2007 Annual Report

Non-GAAP Management Metrics

General Dynamics’ management emphasizes the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. In 2007, for the ninth consecutive year, net cash provided by operating activities significantly exceeded net earnings. The company employed this cash to complete acquisitions, continue its trend of annual dividend increases and repurchase its outstanding shares. As a result of this continued focus on cash generation and disciplined capital deployment, the company’s return on invested capital (ROIC) increased by 130 basis points during 2007 to 16.9 percent. The company’s ROIC has grown 450 basis points since 2003.

Return on Invested Capital

Management believes ROIC is a useful measure for investors, because it reflects the company’s ability to generate returns from the capital it has deployed in its operations. The company uses ROIC to evaluate investment decisions and as a performance measure in evaluating management. Management defines ROIC as net operating profit after taxes divided by the sum of the average debt and shareholders’ equity for the year. Net operating profit after taxes is defined as earnings from continuing operations plus after-tax interest and amortization expense. ROIC for 2003 through 2007 is calculated as follows:

Year Ended December 31	2007	2006	2005	2004	2003
Earnings from continuing operations	$2,080	$1,710	$1,448	$1,194	$954
After-tax interest expense	89	106	108	106	78
After-tax amortization expense	99	90	70	62	48
Net operating profit after taxes	2,268	1,906	1,626	1,362	1,080
Average debt and equity	$13,430	$12,220	$10,948	$10,249	$8,691
Return on invested capital	16.9%	15.6%	14.9%	13.3%	12.4%

The company’s free cash flow from operations was $2.5 billion in 2007, $1.8 billion in each of 2006 and 2005, and $1.5 billion in each of 2004 and 2003. Management defines free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing its common stock and paying dividends. The company uses free cash flow from operations to assess the quality of its earnings and as a performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the Consolidated Statement of Cash Flows:

Year Ended December 31	2007	2006	2005	2004	2003
Net cash provided by operating activities from continuing operations	$2,952	$2,156	$2,033	$1,760	$1,671
Capital expenditures	(474)	(334)	(262)	(253)	(202)
Free cash flow from operations	$2,478	$1,822	$1,771	$1,507	$1,469
Cash flow as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	142%	126%	140%	147%	175%
Free cash flow from operations	119%	107%	122%	126%	154%

General Dynamics 2007 Annual Report    31

Over the past five years, the company has generated free cash flow from operations well in excess of its earnings from continuing operations during the period, an average 122 percent conversion rate. With free cash flow from operations projected to approximate earnings from continuing operations in 2008, the company expects to continue to generate funds in excess of its short- and long-term liquidity needs. Management believes the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

ADDITIONAL FINANCIAL INFORMATION

Off-balance Sheet Arrangements

As of December 31, 2007, other than operating leases, the company had no material off-balance sheet arrangements, including guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to the company’s stock and classified in shareholders’ equity on the Consolidated Balance Sheet; or variable interests in entities that provide financing, liquidity, market risk or credit risk support to the company or engage in leasing, hedging or research and development services with the company.

Contractual Obligations and Commercial Commitments

The following tables present information about the company’s contractual obligations and commercial commitments as of December 31, 2007:

		Payments Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt (a)	$3,285	$785	$886	$132	$1,482
Capital lease obligations	3	1	2	—	—
Operating leases	774	161	237	119	257
Purchase obligations (b)	16,817	9,629	3,776	1,815	1,597
Other long-term liabilities (c)	12,369	2,065	1,918	1,339	7,047
	$33,248	$12,641	$6,819	$3,405	$10,383

(a)	Includes scheduled interest payments. See Note J to the Consolidated Financial Statements for discussion of long-term debt.
(b)	Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $11.3 billion of purchase orders for products and services to be delivered under firm government contracts under which the company has full recourse under normal contract termination clauses. As disclosed in Note Q to the Consolidated Financial Statements, the company expects to make approximately $35 of contributions to its retirement plans in 2008. This amount has been excluded from the above amount.
(c)	Represents other long-term liabilities on the company’s Consolidated Balance Sheet, including the current portion of long-term liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are largely based on historical experience. This amount also includes all liabilities under the company’s defined-benefit retirement plans, as discussed in Note Q. See Note Q for information regarding the plan assets available to satisfy these liabilities. Retirement plan assets and liabilities are presented net on the Consolidated Balance Sheet on a plan-by-plan basis.

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Letters of credit*	$1,430	$789	$85	$21	$535
Trade-in options*	70	22	48	—	—
	$1,500	$811	$133	$21	$535
*	See Note O to the Consolidated Financial Statements for discussion of letters of credit and aircraft trade-in options.

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

32    General Dynamics 2007 Annual Report

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

Management believes the following policies are critical and require the use of significant business judgment in their application:

Revenue Recognition – Government Contracts. The company accounts for sales and earnings under long-term government contracts using the percentage-of-completion method of accounting. Under the percentage-of-completion method, the company recognizes contract revenue as the work progresses – either as the products are produced and delivered or as services are rendered, as applicable. The company estimates profit as the difference between total estimated revenue and total estimated cost of a contract and recognizes that profit over the remaining life of the contract based on either input measures (e.g., costs incurred) or output measures (e.g., units delivered), as appropriate to the circumstances.

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

The company uses the reallocation method, because management believes the majority of factors that typically result in changes in estimates of total contract revenue, total costs or the extent of progress toward completion on the company’s long-term contracts affect both the period in which the change is identified and future periods. Management believes these changes generally reflect expectations as to future performance and, therefore, the reallocation method is the method that best matches the company’s revenues and earnings in the periods in which they are earned. While the company has applied this method consistently for over 30 years, most contractors use the cumulative catch-up method. The Financial Accounting Standards Board (FASB) is currently considering a Standard on the hierarchy of GAAP, which, as currently drafted, would eliminate the company’s ability to use this method of accounting.

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

Business Aircraft. The company accounts for contracts for business-jet aircraft in accordance with Statement of Position 81-1. These contracts usually provide for two major phases: the manufacture of the “green” aircraft (i.e., before exterior painting and installation of customer-selected interiors and optional avionics) and its completion. The company records revenue at two milestones: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft.

The company does not recognize revenue at green delivery unless (1) a contract has been executed with the customer and (2) the customer can be expected to satisfy its obligations under the contract, as evidenced by the receipt of deposits from the customer.

Goodwill. Since 1995, General Dynamics has acquired 47 businesses at a total cost of over $16.5 billion, including four in 2007. In connection with these acquisitions, the company has recognized $8.9 billion of goodwill. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not.

The test for goodwill impairment is a two-step process that requires a significant level of estimation by management, particularly the estimate of the fair value of the company’s reporting units, and these estimates require the use of judgment. Management estimates the fair value of the

General Dynamics 2007 Annual Report    33

company’s reporting units based on the discounted projected cash flows of the underlying operations. This requires numerous assumptions, including the timing of work embedded in the company’s backlog, the company’s performance and profitability under its contracts, its success in securing future business, and the appropriate interest rate used to discount the projected cash flows. This discounted cash flow analysis is corroborated by “top-down” analyses, including a market assessment of the company’s enterprise value. Beyond the annual impairment test, factors that may lead the company to perform a goodwill impairment test include a significant adverse change in the business climate for one of the company’s reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The company has recorded no goodwill impairment to date and does not anticipate any reasonably possible circumstances that would lead to an impairment in the foreseeable future.

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

Deferred Contract Costs. Certain costs incurred in the performance of the company’s government contracts are recorded under GAAP but are not currently allocable to contracts. Such costs include a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. As permitted by AICPA Audit and Accounting Guide, Federal Government Contractors, the company has elected to defer these costs in contracts in process until they are paid, at which time the costs are charged to contracts and recovered from the government. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or one of two suppliers on long-term defense programs. The company regularly assesses the probability of recovery of these costs under its current and probable follow-on contracts. This assessment requires the company to make assumptions about future contract costs, the extent of cost recovery under the company’s contracts and the amount of future contract activity. These estimates are based on management’s best judgment. If the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected.

Retirement Plans. The company’s defined-benefit pension and other post-retirement benefit costs and obligations depend on various assumptions and estimates. The key assumptions relate to the interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. The company determines the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. The company determines the long-term rate of return on assets based on historical returns and the current and expected asset allocation strategy. These estimates are based on the company’s best judgment, including consideration of current and future market conditions. In the event a change in any of the assumptions is warranted, future pension and post-retirement benefit cost could increase or decrease. The following hypothetical changes in the discount rate and expected long-term rate of return on plan assets for the company’s commercial pension plans and post-retirement benefit plans would have had the following impact on 2007:

	Increase 25 bps	Decrease 25 bps
Increase (decrease) to net pension income from:
Change in discount rate	$3	$(4)
Change in long-term rate of return on plan assets	3	(3)
Increase (decrease) to post-retirement benefit cost from:
Change in discount rate	$(1)	$1
Change in long-term rate of return on plan assets	(1)	1

As discussed under Deferred Contract Costs, the company’s contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s government retirement plans. As permitted by AICPA Audit and Accounting Guide, Federal Government Contractors, the company has elected to defer recognition of the cumulative net unfunded benefit cost in its government plans to provide a better matching of revenues and expenses. As such, the company’s future earnings are not subject to the consequences of annual changes in the assumptions associated with these plans.

Management believes that its judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

New Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines “fair value” in the context of accounting and financial reporting and establishes a framework for measuring fair value under GAAP. SFAS 157 also expands the required disclosures regarding fair value measurements. In January 2008, the FASB deferred the effective date of SFAS 157 for certain nonfinancial assets and liabilities to the first quarter of 2009. SFAS 157 is effective for financial assets and liabilities in the first quarter of 2008. The company does not expect the adoption of SFAS 157 to have a material impact on its results of operations, financial condition or cash flows.

34    General Dynamics 2007 Annual Report

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. SFAS 159 allows companies to choose to measure certain financial instruments and other items at fair value. SFAS 159 is effective in the first quarter of 2008. The company does not expect the adoption of SFAS 159 to have a material impact on its results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141R changes the requirements for accounting for business combinations, including the determination of purchase price and assignment of purchase price to acquired assets and liabilities. SFAS 141R is effective for acquisitions that are completed in the first quarter of 2009 and beyond. The company is currently analyzing the expected impact of the adoption of this Statement on future acquisitions.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS 160 establishes new accounting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective in the first quarter of 2009. The company does not expect the adoption of SFAS 160 to have a material impact on its results of operations, financial condition or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to market risk, primarily from foreign currency exchange rates, interest rates and commodity prices.

Foreign Currency Risk

The company’s foreign currency exchange rate risk relates to receipts from customers, payments to suppliers, outstanding debt and certain inter-company transactions denominated in currencies other than the company’s (or one of its subsidiaries’) functional currency. The company may enter into foreign currency forward contracts from time to time to fix the amount of firmly committed and forecasted non-functional payments, receipts and inter-company transactions related to its ongoing business and operational financing activities. These contracts are designed to minimize non-functional currency risks and/or risks associated with international subsidiaries that may enter into transactions outside of their own functional currency.

At December 31, 2007 and 2006, the company had $1.7 billion and $1.1 billion, respectively, in notional contracts outstanding. A 10 percent unfavorable exchange rate movement in the company’s portfolio of foreign currency forward contracts would have resulted in an incremental recognized pretax loss of $29 in 2007 and $4 in 2006, and an incremental unrecognized pretax loss of $53 in 2007 and $40 in 2006. This exchange-rate sensitivity relates primarily to changes in U.S. dollar/Canadian dollar and euro/Swiss franc exchange rates. The company believes the recognized and unrecognized losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. When taken together, these forward contracts and the offsetting underlying commitments do not create material market risk.

Interest Rate Risk

Financial instruments subject to interest rate risk include fixed-rate debt obligations, variable-rate commercial paper and short-term investments. As of December 31, 2007 and 2006, the company had only fixed-rate debt outstanding. The company’s fixed-rate debt obligations are not putable and are not traded by the company in the market. A 10 percent change in current interest rates would not have a material impact on the fair value of the company’s fixed-rate debt obligations. The company would be subject to interest rate risk from outstanding commercial paper, but there were no outstanding balances at year-end 2007 or 2006.

The company’s investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of five years. The company held $3.1 billion in cash and equivalents and short-term investments to be used for general corporate purposes as of December 31, 2007, and $1.6 billion as of December 31, 2006. Given the weighted average maturity of 15 days as of December 31, 2007, and 11 days as of December 31, 2006, a 10 percent unfavorable interest rate movement would have no immediate material impact on the value of the holdings in either year. Historically, the company has not experienced material gains or losses on these instruments due to changes in interest rates.

Commodity Price Risk

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

General Dynamics 2007 Annual Report    35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Earnings

	Year Ended December 31
(Dollars in millions, except per share amounts)	2007	2006	2005
Net Sales:
Products	$19,125	$17,095	$15,030
Services	8,115	6,968	5,945
	27,240	24,063	20,975
Operating Costs and Expenses:
Products	16,829	15,213	13,453
Services	7,298	6,225	5,343
	24,127	21,438	18,796
Operating Earnings	3,113	2,625	2,179
Interest, net	(70)	(101)	(118)
Other, net	4	3	8
Earnings from Continuing Operations before Income Taxes	3,047	2,527	2,069
Provision for income taxes, net	967	817	621
Earnings from Continuing Operations	2,080	1,710	1,448
Discontinued operations, net of tax	(8)	146	13
Net Earnings	$2,072	$1,856	$1,461
Earnings per Share
Basic:
Continuing operations	$5.14	$4.24	$3.61
Discontinued operations	(0.02)	0.36	0.03
Net earnings	$5.12	$4.60	$3.64
Diluted:
Continuing operations	$5.10	$4.20	$3.58
Discontinued operations	(0.02)	0.36	0.03
Net earnings	$5.08	$4.56	$3.61

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

36    General Dynamics 2007 Annual Report

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2007	2006
ASSETS
Current Assets:
Cash and equivalents	$2,891	$1,604
Accounts receivable	2,874	2,341
Contracts in process	4,337	3,988
Inventories	1,621	1,484
Other current assets	575	463
Total Current Assets	12,298	9,880
Noncurrent Assets:
Property, plant and equipment, net	2,472	2,168
Intangible assets, net	972	1,184
Goodwill	8,942	8,541
Other assets	1,049	603
Total Noncurrent Assets	13,435	12,496
Total Assets	$25,733	$22,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt and current portion of long-term debt	$673	$7
Accounts payable	2,318	1,956
Customer advances and deposits	3,440	2,949
Other current liabilities	2,733	2,912
Total Current Liabilities	9,164	7,824
Noncurrent Liabilities:
Long-term debt	2,118	2,774
Other liabilities	2,683	1,951
Commitments and contingencies (see Note O)
Total Noncurrent Liabilities	4,801	4,725
Shareholders’ Equity:
Common stock	482	482
Surplus	1,141	880
Retained earnings	11,379	9,769
Treasury stock	(1,881)	(1,455)
Accumulated other comprehensive income	647	151
Total Shareholders’ Equity	11,768	9,827
Total Liabilities and Shareholders’ Equity	$25,733	$22,376

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2007 Annual Report    37

Consolidated Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2007	2006	2005
Cash Flows from Operating Activities:
Net earnings	$2,072	$1,856	$1,461
Adjustments to reconcile net earnings to net cash provided by operating activities–
Depreciation of property, plant and equipment	278	251	226
Amortization of intangible assets	145	133	101
Stock-based compensation expense	86	61	39
Excess tax benefit from stock-based compensation	(67)	(47)	(2)
Deferred income tax provision	122	45	141
Discontinued operations, net of tax	8	(146)	(13)
(Increase) decrease in assets, net of effects of business acquisitions–
Accounts receivable	(519)	(160)	(555)
Contracts in process	(435)	(390)	(196)
Inventories	(135)	(237)	(122)
Increase (decrease) in liabilities, net of effects of business acquisitions–
Accounts payable	340	180	187
Customer advances and deposits	993	399	954
Other, net	64	211	(188)
Net Cash Provided by Operating Activities from Continuing Operations	2,952	2,156	2,033
Net Cash (Used) Provided by Discontinued Operations – Operating Activities	(27)	(28)	23
Net Cash Provided by Operating Activities	2,925	2,128	2,056
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(2,798)	(82)	(10)
Sales/maturities of available-for-sale securities	2,619	70	18
Capital expenditures	(474)	(334)	(262)
Business acquisitions, net of cash acquired	(330)	(2,342)	(277)
Discontinued operations	23	300	299
Other, net	108	72	51
Net Cash Used by Investing Activities	(852)	(2,316)	(181)
Cash Flows from Financing Activities:
Purchases of common stock	(505)	(85)	(348)
Dividends paid	(445)	(359)	(314)
Proceeds from option exercises	207	253	148
Excess tax benefit from stock-based compensation	67	47	2
Repayment of fixed-rate notes	—	(500)	—
Other, net	(110)	105	(8)
Net Cash Used by Financing Activities	(786)	(539)	(520)
Net Increase (Decrease) in Cash and Equivalents	1,287	(727)	1,355
Cash and Equivalents at Beginning of Year	1,604	2,331	976
Cash and Equivalents at End of Year	$2,891	$1,604	$2,331

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

38    General Dynamics 2007 Annual Report

Consolidated Statement of Shareholders’ Equity

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions)	Par	Surplus
Balance, December 31, 2004	$482	$516	$7,146	$(1,206)	$251	$7,189
Net earnings	—	—	1,461	—	—	1,461	$1,461
Cash dividends declared	—	—	(322)	—	—	(322)	—
Stock-based awards	—	129	—	71	—	200	—
Shares purchased	—	—	—	(358)	—	(358)	—
Net loss on cash flow hedges	—	—	—	—	(6)	(6)	(6)
Foreign currency translation adjustments	—	—	—	—	(18)	(18)	(18)
Additional pension liability	—	—	—	—	(1)	(1)	(1)
Balance, December 31, 2005	482	645	8,285	(1,493)	226	8,145	$1,436
Net earnings	—	—	1,856	—	—	1,856	$1,856
Cash dividends declared	—	—	(372)	—	—	(372)	—
Stock-based awards	—	235	—	113	—	348	—
Shares purchased	—	—	—	(75)	—	(75)	—
Net loss on cash flow hedges	—	—	—	—	(23)	(23)	(23)
Foreign currency translation adjustments	—	—	—	—	78	78	78
Adjustment to initially apply SFAS 158	—	—	—	—	(130)	(130)	—
Balance, December 31, 2006	482	880	9,769	(1,455)	151	9,827	$1,911
Adoption of FIN 48	—	—	7	—	—	7	$—
Net earnings	—	—	2,072	—	—	2,072	2,072
Cash dividends declared	—	—	(469)	—	—	(469)	—
Stock-based awards	—	261	—	79	—	340	—
Shares purchased	—	—	—	(505)	—	(505)	—
Net gain on cash flow hedges	—	—	—	—	6	6	6
Unrealized gains on securities	—	—	—	—	3	3	3
Foreign currency translation adjustments	—	—	—	—	188	188	188
Change in retirement plans’ funded status	—	—	—	—	299	299	299
Balance, December 31, 2007	$482	$1,141	$11,379	$(1,881)	$647	$11,768	$2,568

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2007 Annual Report    39

(Dollars in millions, except per share amounts or unless otherwise noted)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. General Dynamics’ businesses are organized into four groups: Aerospace, which produces Gulfstream aircraft and provides aircraft service operations; Combat Systems, which designs and manufactures combat vehicles, weapons systems and munitions; Marine Systems, which designs and constructs surface ships and submarines; and Information Systems and Technology, which provides information systems, technologies and services. The company’s primary customers are the U.S. military, other government organizations, the armed forces of other nations, and a diverse base of corporate and individual buyers of business aircraft.

Basis of Consolidation and Classification. The Consolidated Financial Statements include the accounts of General Dynamics Corporation and its wholly owned and majority-owned subsidiaries. The company eliminates all inter-company balances and transactions in the consolidated statements.

In 2006 and 2007, General Dynamics sold certain non-core businesses, as discussed in Note C. The financial statements for all prior periods have been restated to reflect the results of operations of these businesses in discontinued operations.

In March 2006, the company’s board of directors approved a two-for-one stock split, as discussed in Note M. The financial statements for 2005 have been restated to reflect the effect of the split on share and per-share amounts.

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

Revenue Recognition. General Dynamics accounts for sales and earnings under long-term contracts using the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The company estimates the profit on a contract as the difference between the total estimated revenue and the total estimated costs of a contract and recognizes that profit over the contract term. The company determines progress toward completion on production contracts based on either input measures, such as costs incurred, or output measures, such as units delivered, as appropriate. For services contracts, the company recognizes revenues as the services are rendered. The company applies earnings rates to all contract costs, including general and administrative (G&A) expenses on government contracts, to determine sales and operating earnings.

The company reviews earnings rates periodically to assess revisions in contract values and estimated costs at completion. The company applies the effect of any changes in earnings rates resulting from these assessments prospectively rather than under the cumulative catch-up method. Under this method, the impact of revisions in estimates is recognized over the remaining contract term, while under the cumulative catch-up method, such impact would be recognized immediately. The company charges any anticipated losses on contracts to earnings as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses on government contracts. The company recognizes revenue arising from claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable.

The company accounts for contracts for business-jet aircraft in accordance with Statement of Position 81-1. These contracts usually provide for two major phases: the manufacture of the “green” aircraft and its completion. Completion includes exterior painting and installation of customer-selected interiors and optional avionics. The company records revenue at two milestones: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft. The company recognizes sales of all other aircraft products and services when the product is delivered or the service is performed.

General and Administrative Expenses. G&A expenses were $1.6 billion in 2007, $1.5 billion in 2006 and $1.3 billion in 2005. These expenses are included in operating costs and expenses on the Consolidated Statement of Earnings.

40    General Dynamics 2007 Annual Report

Research and Development Expenses. Company-sponsored research and development expenses consisted of the following:

Year Ended December 31	2007	2006	2005
Company-sponsored research and development, including product development costs	$287	$266	$231
Bid and proposal costs	143	111	113
Total company-sponsored research and development	$430	$377	$344

Research and development (R&D) expenses are included in operating costs and expenses on the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contract.

The Aerospace group has cost-sharing arrangements with some of its suppliers, which enhance the group’s internal development capabilities and offset a portion of the financial risk associated with the group’s product development efforts. These arrangements explicitly state that supplier contributions are for reimbursements of costs the company incurs in the development of new aircraft models and technologies, and the company retains substantial rights in the products developed under these arrangements. The company records amounts received from these cost-sharing arrangements as a reduction of R&D expenses, as the company has no obligation to refund any amounts received under the agreement regardless of the outcome of the development effort. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when the company achieves a milestone event.

Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2007	2006	2005
Interest expense	$131	$156	$154
Interest income	(61)	(55)	(36)
Interest expense, net	$70	$101	$118
Interest payments	$127	$155	$142

Income Taxes. The company calculates its provision for federal, international and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. General Dynamics periodically assesses its liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where it is not more likely than not that the company’s tax position will be sustained, the company records its best estimate of the resulting tax liability and interest in the Consolidated Financial Statements. It is the company’s policy to record any interest or penalties incurred in connection with income taxes as part of income tax expense for financial reporting purposes.

Cash and Equivalents and Investments in Debt and Equity Securities. General Dynamics classifies its securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The company considers securities with a maturity of three months or less to be cash equivalents. The company adjusts all investments in debt and equity securities to fair value. For trading securities, the adjustments are recognized in the Consolidated Statement of Earnings. Adjustments for available-for-sale securities are recognized as a component of accumulated other comprehensive income within shareholders’ equity in the Consolidated Balance Sheet. The company had available-for-sale investments of $264 at December 31, 2007, and $79 at December 31, 2006, included in other current assets on the Consolidated Balance Sheet. The company had no trading securities at the end of either period.

The contractual arrangements with some of the company’s international customers require the company to maintain some of the advance payments made by these customers and apply them only to the company’s activities associated with these contracts. These advances totaled approximately $315 as of December 31, 2007.

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

Property, Plant and Equipment, Net. Property, plant and equipment are carried at historical cost, net of accumulated depreciation. The company depreciates most of its assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods up to 50 years. Machinery and equipment are depreciated over periods up to 28 years.

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

General Dynamics 2007 Annual Report    41

review of projected undiscounted cash flows. If an asset is held for sale, the company’s assessment considers the estimated fair value less cost to sell.

The company reviews goodwill and indefinite-lived intangible assets for impairment annually by applying a fair-value-based test. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. The company applies a two-step impairment test to first identify potential goodwill impairment for each reporting unit and then measure the amount of goodwill impairment loss, if necessary. The company completed the required annual goodwill impairment test during the fourth quarter of 2007 and did not identify any impairment. For a summary of the company’s goodwill by reporting unit, see Note B.

Environmental Liabilities. The company accrues environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. To the extent ongoing environmental maintenance and monitoring costs are considered allowable costs under the company’s government contracts, General Dynamics treats these costs as contract costs and recognizes them generally as paid.

Fair Value of Financial Instruments. The company’s financial instruments include cash and equivalents, marketable securities, short- and long-term debt, and derivative financial instruments. The company estimates the fair value of these financial instruments as follows:

•	Cash and equivalents and marketable securities: fair value approximates carrying value due to the short-term nature of these instruments.

•	Short- and long-term debt: fair value is based on quoted market prices.

•	Derivative financial instruments: fair value is based on valuation models that use observable market quotes.

The following is a summary of the carrying value and estimated fair value of the company’s financial instruments:

December 31	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and equivalents	$2,891	$2,891	$1,604	$1,604
Marketable securities	168	168	—	—
Short-term debt	(673)	(670)	(7)	(7)
Long-term debt	(2,118)	(2,101)	(2,774)	(2,694)
Derivative financial instruments	(67)	(67)	(56)	(56)

Stock-based Compensation. On January 1, 2006, the company adopted SFAS 123(R), Share-Based Payment. See Note P for a description of the company’s equity compensation plans and the details of the company’s stock compensation expense.

Translation of Foreign Currencies. The functional currencies for General Dynamics’ international operations are their respective local currencies. The company translates foreign currency balance sheets from the international business units’ functional currency to U.S. dollars at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of accumulated other comprehensive income, which is included in shareholders’ equity on the Consolidated Balance Sheet.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

In 2007, General Dynamics acquired four businesses for an aggregate of approximately $330 in cash.

Aerospace

•	WECO Aerospace Systems, Inc. (WECO), of Lincoln, California, on March 2. WECO is an aviation-component overhaul company specializing in electronic accessories and flight instrument services.

Combat Systems

•

SNC Technologies Inc. (SNC TEC), a wholly owned subsidiary of SNC-Lavalin Group Inc. of Montreal, Quebec, on January 5. SNC TEC is an ammunition system integrator that supplies small-, medium-and large-caliber ammunition and related products to the Canadian Forces, U.S. and other national defense customers, and law enforcement agencies around the world.

Information Systems and Technology

•

Monteria, LLC (Monteria), of Mount Airy, Maryland, on October 24. Monteria designs and manufactures technology and systems dedicated exclusively to supporting the signals intelligence (SIGINT) community.

•

Mediaware International Pty Ltd. (Mediaware) of Australia on November 13. Mediaware develops real-time full-motion compressed digital video processing software and systems for defense, intelligence and commercial customers.

In 2006, General Dynamics acquired three businesses for an aggregate of approximately $2.3 billion in cash.

Combat Systems

•

Chamberlain Manufacturing Corporation’s Scranton, Pennsylvania, operation (Scranton Operation) on July 7. The Scranton Operation is a supplier of large-caliber projectile metal parts to the U.S. government.

42    General Dynamics 2007 Annual Report

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

•	MAYA Viz Ltd. (MAYA Viz) of Pittsburgh, Pennsylvania, on April 1. MAYA Viz provides enhanced visualization and collaboration technologies that support real-time decision making.

General Dynamics funded each of the above acquisitions using commercial paper borrowings and/or cash on hand. The operating results of these businesses have been included with the company’s results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the Monteria and Mediaware acquisitions were still preliminary at December 31, 2007. The company is in the process of identifying and valuing intangible and other assets acquired. The completion of this analysis could result in an increase or decrease to the preliminary value assigned to these acquired assets, as well as to future periods’ amortization expense. The company expects the analyses to be completed during the first half of 2008 without any material adjustments.

Intangible assets consisted of the following:

December 31	2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,366	$(504)	$862
Other intangible assets	316	(206)	110
Total intangible assets	$1,682	$(710)	$972

December 31	2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,369	$(390)	$979
Other intangible assets	383	(178)	205
Total intangible assets	$1,752	$(568)	$1,184

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. The company amortizes these assets over 7 to 40 years. The weighted-average amortization life of these assets as of December 31, 2007, was 17 years. Other intangible assets consist primarily of aircraft product design and customer lists, amortized over 9 and 21 years, respectively, and software and licenses, amortized over 5 to 24 years. The company amortizes intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is appropriate.

Amortization expense was $145 in 2007, $133 in 2006 and $101 in 2005. The company expects to record annual amortization expense over the next five years as follows:

2008	$131
2009	128
2010	124
2011	116
2012	113

General Dynamics 2007 Annual Report    43

The changes in the carrying amount of goodwill by business group during 2007 and 2006 were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2005	$350	$1,992	$193	$4,151	$6,686
Acquisitions (a)	(7)	59	(8)	1,787	1,831
Other (b)	—	18	—	6	24
December 31, 2006	343	2,069	185	5,944	8,541
Acquisitions (a)	12	62	—	113	187
Other (b)	—	177	—	37	214
December 31, 2007	$355	$2,308	$185	$6,094	$8,942
(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for foreign currency translation.

C. DISCONTINUED OPERATIONS

In 2007, the company completed the sale of its coal mining operation. The company received proceeds of approximately $25 from this transaction. The company had previously recognized an after-tax loss of $37 in the fourth quarter of 2006 in anticipation of the sale. The company sold its aggregates business in the second quarter of 2006. The company received proceeds of approximately $315 in 2006 and recognized an after-tax gain of approximately $220.

In the first quarter of 2005, the company completed the sale of four non-core businesses. These included the company’s aeronautical research and development business, its facilities research and development business, and its airborne electronics systems business in the Information Systems and Technology group and its propulsion systems business in the Combat Systems group. The company received combined proceeds of approximately $300 and recognized an after-tax loss of $8 from these transactions in 2005.

The financial statements for all periods have been restated to remove the sales of each of these businesses from the company’s consolidated net sales and present the results of their operations in discontinued operations.

The summary of operating results from discontinued operations follows:

Year Ended December 31	2007	2006	2005
Net sales	$54	$149	$315
Operating expenses	79	183	297
Operating (loss)/earnings	(25)	(34)	18
Other, net	—	(1)	13
Gain on disposal	13	142	32
(Loss)/earnings before taxes	(12)	107	63
Tax (benefit)/provision	(4)	(39)	50
(Loss)/earnings from discontinued operations	$(8)	$146	$13

Assets and liabilities of discontinued operations consisted of the following:

December 31	2007	2006
Accounts receivable	$—	$6
Inventories	—	1
Property, plant and equipment, net	—	15
Retirement plan assets	—	14
Other assets	3	73
Assets of discontinued operations	$3	$109
Accounts payable	1	7
Retirement plan liabilities	—	94
Other liabilities	45	127
Liabilities of discontinued operations	$46	$228

D. EARNINGS PER SHARE

General Dynamics computes basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2007	2006	2005
Basic weighted average shares outstanding	404,417	403,424	401,637
Dilutive effect of stock options and restricted stock*	3,728	3,403	3.211
Diluted weighted average shares outstanding	408,145	406,827	404,848
*	Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock because the effect of including these options and restricted shares would be antidilutive: 2007-4,064; 2006-3,726; 2005-1,331.

44    General Dynamics 2007 Annual Report

E. INCOME TAXES

Income Tax Provision

The following is a summary of the net provision for income taxes for continuing operations:

Year Ended December 31	2007	2006	2005
Current:
U.S. federal	$756	$642	$460
State*	9	12	4
International	98	118	82
Total current	863	772	546
Deferred:
U.S. federal	89	44	114
State*	2	(1)	3
International	31	2	24
Total deferred	122	45	141
Tax adjustments	(18)	—	(66)
Provision for income taxes, net	$967	$817	$621

*	The provision for state and local income taxes that is allocable to U.S. government contracts is included in operating costs and expenses on the Consolidated Statement of Earnings and, therefore, not included in the provision above.

Income tax payments were $759 in 2007, $743 in 2006 and $522 in 2005.

The reconciliation from the statutory federal income tax rate to the company’s effective income tax rate follows:

Year Ended December 31	2007	2006	2005
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax settlements	(0.6)	—	(3.2)
State tax on commercial operations, net of federal benefits	0.2	0.3	0.2
Impact of international operations	(1.4)	(1.0)	(0.4)
Qualified export sales exemption	—	(0.3)	(0.4)
Domestic production deduction	(1.1)	(0.5)	(0.4)
Domestic tax credits	(0.3)	(0.6)	(0.2)
Other, net	(0.1)	(0.6)	(0.6)
Effective income tax rate	31.7%	32.3%	30.0%

Deferred Tax Assets/(Liabilities)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

December 31	2007	2006
Post-retirement benefit plan liabilities	$161	$223
A-12 termination	90	91
Tax loss and credit carryforwards	63	35
Other	723	601
Deferred assets	$1,037	$950
Intangible assets	(676)	(693)
Long-term contract accounting methods	(352)	(343)
Pension plan assets	(291)	(114)
Capital Construction Fund	(190)	(177)
Property basis differences	(139)	(143)
Lease income	(24)	(29)
Other	(279)	(173)
Deferred liabilities	$(1,951)	$(1,672)
Net deferred tax liability	$(914)	$(722)

The net deferred tax liability was included in the Consolidated Balance Sheet as follows:

December 31	2007	2006
Current deferred tax asset	$94	$139
Current deferred tax liability	(22)	—
Noncurrent deferred tax asset	11	4
Noncurrent deferred tax liability	(997)	(865)
Net deferred tax liability	$(914)	$(722)

As of December 31, 2007, General Dynamics had U.S. and foreign operating loss carryforwards of $74, which begin to expire in 2016. The company had R&D and foreign investment tax credit carryforwards of $52, which begin to expire in 2015. The company provided a valuation allowance totaling $69 as of December 31, 2007, and $120 as of December 31, 2006, on some of its deferred tax assets, the recovery of which is uncertain. Approximately $10 of the reduction in the valuation allowance reduced the 2007 income tax provision, with the remainder reducing goodwill. The company believes it is more likely than not that the results of future operations will generate sufficient taxable income to realize the remainder of the company’s deferred tax assets.

Earnings from continuing operations before income taxes includes foreign income of $491 in 2007, $417 in 2006 and $317 in 2005. The company intends to reinvest indefinitely the undistributed earnings of some of its non-U.S. subsidiaries. As of December 31, 2007, the company had

General Dynamics 2007 Annual Report    45

approximately $684 of earnings from international subsidiaries that had not been remitted to the United States. Should these earnings be distributed in the form of dividends or alternative means, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits applicable to such distributions.

The Capital Construction Fund (CCF) is a program, established by the U.S. government and administered by the Maritime Administration, that affects the timing of a portion of the company’s tax payments. The program supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. It allows companies to defer federal and state income taxes on earnings derived from eligible programs as long as the funds are deposited and used for qualified activities. Unqualified withdrawals are subject to taxation plus interest. The CCF is collateralized by qualified assets as defined by the Maritime Administration. At December 31, 2007, General Dynamics had assigned approximately $539 in U.S. government accounts receivable to the CCF.

Tax Uncertainties

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to the litigation on June 23, 2004. The suit seeks recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the issues in the case. The court held that the company could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note O for more information regarding the A-12 contract.) The company is considering whether to appeal this decision. With respect to the other issues in the suit, the company has reached a basis for settlement with the Department of Justice. However, the settlement is pending final approval by the Department of Justice and the Joint Committee on Taxation of the Congress. If the settlement is approved, the company expects the refund to be approximately $39, including after-tax interest. The company has recognized no income from this matter.

In 2007, General Dynamics and the IRS reached agreement on the examination of the company’s income tax returns for 2003 and 2004. As a result of the resolution of the 2003 to 2004 audit, the company reassessed its tax contingencies during the second quarter of 2007 and recognized a non-cash benefit of $18, or $0.04 per share. In 2005, General Dynamics and the IRS reached agreement on the examination of the company’s income tax returns for 1999 through 2002. As a result of the resolution of the 1999 to 2002 audit, the company reassessed its tax contingencies during the first quarter of 2005 and recognized a non-cash benefit of $66, or $0.16 per share.

With the completion of these audits, the IRS has examined all of the company’s consolidated federal income tax returns through 2004. The IRS commenced its examination of General Dynamics’ 2005 and 2006 income tax returns in October 2007, and the company expects that examination to conclude during 2009. The company has recorded liabilities for tax contingencies for all years that remain open to review. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

The company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109, (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting for income tax uncertainties. The company has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed and properly reported in the Consolidated Financial Statements in accordance with SFAS 109. Based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of December 31, 2007, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of December 31, 2007 (with the exception of the refund suit discussed above), if recognized, would not have a material impact on its effective tax rate. The company further believes that, other than the potential resolution of the tax litigation discussed above, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

F. ACCOUNTS RECEIVABLE

Accounts receivable represent amounts billed and currently due from customers and consisted of the following:

December 31	2007	2006
U.S. government	$1,187	$877
Non-U.S. government	1,163	896
Commercial	524	568
Total accounts receivable	$2,874	$2,341

The receivables from non-U.S. government customers relate primarily to long-term production programs for the Spanish government. The scheduled payment terms for some of these receivables extend beyond the next year. Other than these amounts, the company expects to collect substantially all of the December 31, 2007, accounts receivable balance during 2008.

46    General Dynamics 2007 Annual Report

G. CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

December 31	2007	2006
Contract costs and estimated profits	$11,224	$8,938
Other contract costs	1,200	1,297
	12,424	10,235
Less advances and progress payments	8,087	6,247
Total contracts in process	$4,337	$3,988

Contract costs consist primarily of labor and material costs and related overhead and G&A expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $20 as of December 31, 2007, and approximately $350 as of December 31, 2006. The company has resolved substantially all of its outstanding claims, including its request for equitable adjustment (REA) related to its T-AKE combat-logistics ship contract. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable. Contract costs as of December 31, 2007, also included approximately $225 associated with the company’s contract to provide Pandur II wheeled vehicles to the Czech Republic. The customer terminated this contract in December 2007 and expressed interest in a contract for a reduced quantity of vehicles. The company is in discussions with the Czech government about a replacement contract and expects to recover the year-end contracts-in-process balance.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to government contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The decrease in other contract costs since year-end 2006 relates primarily to a reduction in deferred workers’ compensation and pension costs. The company expects to bill substantially all of its year-end 2007 contracts-in-process balance, with the exception of these other contract costs, during 2008.

H. INVENTORIES

Inventories represent primarily commercial aircraft components and consisted of the following:

December 31	2007	2006
Work in process	$774	$715
Raw materials	804	711
Pre-owned aircraft	30	44
Other	13	14
Total inventories	$1,621	$1,484

I. PROPERTY, PLANT AND EQUIPMENT, NET

The major classes of property, plant and equipment were as follows:

December 31	2007	2006
Machinery and equipment	$2,640	$2,473
Buildings and improvements	1,576	1,385
Land and improvements	221	169
Construction in process	292	161
Total property, plant and equipment*	4,729	4,188
Less accumulated depreciation	2,257	2,020
Property, plant and equipment, net	$2,472	$2,168
*	The U.S. government provides certain of the company’s plant facilities; the company does not include these facilities above.

J. DEBT

Debt consisted of the following:

December 31		2007	2006
Fixed-rate notes	Interest Rate
Notes due May 2008	3.000%	$500	$499
Notes due August 2010	4.500%	699	699
Notes due May 2013	4.250%	999	999
Notes due August 2015	5.375%	400	400
Senior notes due 2008	6.320%	150	150
Term debt due 2008	7.500%	20	25
Other	Various	23	9
Total debt		2,791	2,781
Less current portion		673	7
Long-term debt		$2,118	$2,774

As of December 31, 2007, General Dynamics had outstanding $2.6 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries.

General Dynamics 2007 Annual Report    47

The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note S for condensed consolidating financial statements.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes the interest payments and principal at maturity of these notes. As of December 31, 2007, the fair value of this currency swap was a $72 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. The company made a final annual sinking fund payment of $5 in December 2007. Interest is payable in June and December at a rate of 7.5 percent annually until maturity in December 2008.

As of December 31, 2007, other debt consisted primarily of a capital lease arrangement and $7 of non-interest-bearing debt assumed in connection with the company’s acquisition of SNC TEC in January 2007.

As of December 31, 2007 and 2006, the company had no commercial paper outstanding but maintains the ability to access the market. The company has approximately $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2009 and a $975 multiyear facility expiring in December 2011. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities of approximately $875.

The aggregate amounts of scheduled maturities of the company’s debt for the next five years are as follows:

Year Ended December 31
2008	$673
2009	3
2010	703
2011	3
2012	—
Thereafter	1,409
Total debt	$2,791

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of December 31, 2007.

K. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

December 31	2007	2006
Retirement benefits	$585	$739
Salaries and wages	571	457
Workers’ compensation	534	546
Other*	1,043	1,170
Total other current liabilities	$2,733	$2,912
*	Consists primarily of income taxes payable, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

The company’s retirement plan liabilities decreased from 2006 to 2007 due primarily to a $100 discretionary contribution to the company’s primary government pension plan in December 2007. (See Note Q for further discussion of the company’s retirement plans.)

L. OTHER LIABILITIES

Other liabilities consisted of the following:

December 31	2007	2006
Deferred U.S. federal income taxes	$970	$854
Customer deposits on commercial contracts	707	308
Retirement benefits	499	386
Other*	507	403
Total other liabilities	$2,683	$1,951
*	Consists primarily of liabilities for warranty reserves and workers’ compensation.

Customer deposits increased substantially in 2007 as a result of significant orders for Gulfstream aircraft in the Aerospace group.

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

48    General Dynamics 2007 Annual Report

stock is issuable in series, with the rights, preferences and limitations of each series to be determined by the board of directors.

Shares Issued and Outstanding. The company had 481,880,634 shares of common stock issued as of December 31, 2007 and 2006. The company had 403,979,572 shares of common stock outstanding as of December 31, 2007, and 405,792,438 shares of common stock outstanding as of December 31, 2006. No shares of the company’s preferred stock were outstanding as of either date. The only changes in the company’s shares outstanding during 2007 resulted from shares issued under its equity compensation plans (see Note P for further discussion) and share repurchases in the open market. In 2007, the company repurchased 6.5 million shares at an average price of approximately $78 per share.

Dividends per Share. Dividends declared per share were $1.16 in 2007, $0.92 in 2006 and $0.80 in 2005.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income as of December 31, 2007, consisted primarily of $478 of foreign currency translation adjustment, net of ($163) of deferred taxes, and $168 of pension and post-retirement liability as required by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, net of ($89) of deferred taxes (see Note Q for further discussion).

N. FOREIGN EXCHANGE RISK MANAGEMENT

General Dynamics is subject to foreign currency exchange rate risk stemming from receipts from customers, payments to suppliers, outstanding debt and inter-company transactions denominated in foreign currencies.

As a matter of policy, the company does not engage in interest rate or currency speculation. The company periodically enters into derivative financial instruments, principally foreign currency forward purchase and sale contracts, typically with terms of less than three years. These instruments are designed to hedge the company’s exposure to changes in exchange rates related to known and anticipated inter-company and third-party sale and purchase commitments made in non-functional currencies. The company also has a currency swap designated as a cash flow hedge that fixes its foreign currency variability on the principal and interest components of U.S. dollar-denominated debt held by one of the company’s Canadian subsidiaries, as discussed in Note J. There were no material derivative financial instruments designated as fair value or net investment hedges in 2006 and 2007.

The company recognizes all derivative financial instruments on the Consolidated Balance Sheet at fair value. Changes in fair value of derivative financial instruments are recorded in the Consolidated Statement of Earnings or in accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheet, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

For derivative financial instruments not designated as cash flow hedges, the company marks these contracts to market value each period and records the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged.

Gains and losses related to forward exchange contracts that qualify as cash flow hedges and the currency swap discussed above are deferred in accumulated other comprehensive income on the Consolidated Balance Sheet until the underlying transaction occurs. These gains and losses will be reclassified to earnings upon completion of the underlying transaction being hedged.

As of December 31, 2007, the fair value of the currency swap was a $72 liability, which offset the effect of changes in the currency exchange rate on the related debt. The fair value of outstanding forward exchange contracts was not material. Net gains and losses recognized in earnings in 2007 were not material. The company expects the amount of gains and losses in accumulated other comprehensive income that will be reclassified to earnings in 2008 will not be material.

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

General Dynamics 2007 Annual Report    49

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

On May 3, 2007, the trial court issued a decision upholding the government’s default termination. The company believes that the trial court failed to follow the appeals court ruling and continues to believe that the evidence supports a determination that the government’s default termination was not justified. The case is currently on appeal with the appeals court.

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at December 31, 2007. This would result in a liability for the company of approximately $1.4 billion pretax. The company’s after-tax charge would be approximately $750, or $1.84 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $670. The company believes it has sufficient resources to satisfy its obligation if required.

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

Minimum Lease Payments

Total rental expense under operating leases was $216 in 2007, $198 in 2006 and $178 in 2005. Operating leases are primarily for facilities and equipment. Future minimum lease payments due during the next five years are as follows:

2008	$161
2009	132
2010	105
2011	68
2012	51
2013 and thereafter	257
Total minimum lease payments	$774

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion at December 31, 2007. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

As a government contractor, the company is subject to U.S. government audits and investigations relating to its operations, including claims

50    General Dynamics 2007 Annual Report

for fines, penalties, and compensatory and treble damages. Based on currently available information, the company believes the outcome of such ongoing government disputes and investigations will not have a material impact on its results of operations, financial condition or cash flows.

As of December 31, 2007, in connection with orders for three Gulfstream aircraft in firm contract backlog, the company had offered customers trade-in options, which may or may not be exercised by the customers. If these options are exercised, the company will accept trade-in aircraft (Gulfstream and competitor aircraft) at a predetermined minimum trade-in price as partial consideration in the new aircraft transactions. Any excess of the trade-in price above the fair market value is treated as a reduction of revenue upon recording of the new aircraft sales transaction. These option commitments last through 2010 and totaled $70 as of December 31, 2007, down from $302 at December 31, 2006. Beyond these commitments, additional aircraft trade-ins are likely to be accepted in connection with future orders for new aircraft.

Approximately one-fourth of the company’s employees are covered by 42 collective bargaining agreements with various labor unions. A number of these agreements expire within any given year. Historically, the company has been successful at renegotiating successor agreements without any material disruption of operating activities. The company expects to complete the renegotiation of 14 collective bargaining agreements in 2008, covering approximately 10,000 employees. The company does not expect that the renegotiations will, either individually or in the aggregate, have a material impact on its results of operations, financial condition or cash flows.

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

The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2007	2006	2005
Beginning balance	$219	$202	$199
Warranty expense	77	70	33
Payments	(64)	(59)	(42)
Adjustments (a)	5	6	12
Ending balance (b)	$237	$219	$202

(a)	Includes warranty liabilities assumed in connection with acquisitions and foreign exchange translation adjustments.
(b)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

P. EQUITY COMPENSATION PLANS

Equity Compensation Overview

The company has various equity compensation plans for employees, as well as for non-employee members of the board of directors, including:

•	the General Dynamics Corporation Equity Compensation Plan (Equity Compensation Plan),

•	the General Dynamics United Kingdom Share Save Plan (U.K. Plan),

•	the General Dynamics Corporation 1997 Incentive Compensation Plan (Incentive Compensation Plan),

•	the General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (Directors’ Stock Plan) and

•	various equity compensation plans assumed with the acquisition of Gulfstream Aerospace Corporation in 1999 (Gulfstream Plans).

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

General Dynamics 2007 Annual Report    51

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

The company issues common stock under its equity compensation plans from treasury stock. At December 31, 2007, in addition to the shares reserved for issuance upon the exercise of outstanding options, approximately 20 million shares have been authorized for options and restricted stock that may be granted in the future.

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

The company has also elected to adopt the alternative method of calculating the historical pool of tax benefits as permitted by FASB Staff Position No. SFAS 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. SFAS 123R requires the excess tax benefits the company receives from stock option exercises to be classified as cash flows from financing activities on the Consolidated Statement of Cash Flows. Prior to the adoption of SFAS 123R, the company classified these excess tax benefits as cash flows from operating activities on the Consolidated Statement of Cash Flows. The excess tax benefit resulting from stock option exercises recorded was $67 in 2007, $47 in 2006 and $2 in 2005.

The adoption of SFAS 123R did not impact the company’s determination of compensation expense for restricted stock.

Stock-based compensation expense is included in G&A expenses for all periods presented. The following table details the components of stock-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2007	2006	2005
Stock options	$42	$32	$—
Restricted stock	14	8	25
Total stock-based compensation expense, net of tax	$56	$40	$25

Stock Options

The company recognizes compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. The company estimates the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31	2007	2006	2005
Expected volatility	15.5-21.7%	16.6-24.9%	25.2-26.3%
Weighted average expected volatility	18.9%	24.0%	25.9%
Expected term (in months)	48-54	48-58	45-51
Risk-free interest rate	4.4-4.7%	4.4-5.0%	3.6-3.9%
Expected dividend yield	1.5%	1.5%	1.5%

The company estimates expected volatility using the historical volatility of its common stock over a period equal to the expected term of the option. The company estimates the expected term using historical option exercise data to determine the expected employee exercise behavior. After consideration of the guidance provided by SFAS 123R and the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) No. 107 and upon review of the historical option exercise data, the company identified two employee populations that exhibit different exercise behaviors. Therefore, beginning in the first quarter of 2006, the company estimated different expected terms and determined a separate fair value for options granted for each of the two employee populations. The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.

52    General Dynamics 2007 Annual Report

The adoption of SFAS 123R resulted in a reduction of operating earnings and net earnings of $64 and $42, respectively, in 2007. This expense reduced the company’s 2007 earnings per share by $0.10. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note R). As of December 31, 2007, the company had $57 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.1 years.

A summary of option activity during 2007 follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2006	16,067,983	$49.73
Granted	5,251,154	76.29
Exercised	(5,145,516)	41.61
Forfeited/cancelled	(333,638)	66.11
Outstanding at December 31, 2007	15,839,983	$60.83	2.9	$446
Vested and expected to vest at December 31, 2007	15,529,546	$60.62	2.8	$441
Exercisable at December 31, 2007	8,079,465	$50.94	2.0	$307

The weighted average fair value per option granted was $15.18 in 2007, $14.46 in 2006 and $11.63 in 2005. In the table above, intrinsic value is calculated as the difference between the market price of the company’s stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised was $218 in 2007, $160 in 2006 and $87 in 2005. The company received cash from the exercise of stock options of $207 in 2007, $253 in 2006 and $148 in 2005.

Restricted Stock/Restricted Stock Units

The company determines the fair value of restricted stock and restricted stock units as the average of the high and low market prices of the company’s stock on the date of grant. The company generally recognizes compensation expense related to restricted stock and restricted stock units on a straight-line basis over the period during which the restriction lapses, which is generally four years.

In 2007, the company recognized $22 of compensation expense related to restricted stock and restricted stock units before income taxes, or $14 net of income taxes. As of December 31, 2007, the company had $44 of unrecognized compensation cost related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

A summary of restricted stock and restricted stock unit activity during 2007 follows:

	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	2,587,657	$54.93
Granted	427,635	76.27
Vested	(1,015,354)	51.35
Forfeited	(45,265)	61.79
Nonvested at December 31, 2007	1,954,673	$61.30

The total fair value of shares vested was $76 in 2007, $21 in 2006 and $26 in 2005.

General Dynamics 2007 Annual Report    53

2005 Reported and Pro Forma Results

Prior to the adoption of SFAS 123R, the company accounted for its equity compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The company calculated compensation expense for stock options as the excess, if any, of the quoted market price of the company’s stock at the grant date over the exercise price. If compensation expense for stock options had been determined based on the fair value at the grant dates for awards under the company’s equity compensation plans, General Dynamics’ 2005 net earnings and net earnings per share would have been reduced to the pro forma amounts indicated as follows:

Year Ended December 31	2005
Net earnings, as reported	$1,461

Add: Stock-based compensation expense included in reported net earnings, net of tax*	25
Deduct: Total fair value-based compensation expense, net of tax	(60)
Pro forma	$1,426

Net earnings per share —

Basic: As reported	$3.64
Pro forma	$3.55

Diluted: As reported	$3.61
Pro forma	$3.52

*	Represents restricted stock grants under the company’s Equity Compensation Plan and Incentive Compensation Plan.

Q. RETIREMENT PLANS

The company provides defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Retirement Plan Summary Information

Pension Benefits. As of December 31, 2007, the company had six noncontributory and five contributory trusteed, qualified defined-benefit pension plans covering substantially all of its government business employees, and two noncontributory plans covering substantially all of its commercial business employees. The primary factors affecting the benefits earned by participants in the company’s pension plans are employees’ years of service and compensation levels.

The company also sponsors several unfunded and one funded non-qualified supplemental executive plans, which provide participants with additional benefits, including excess benefits over limits imposed on qualified plans by federal tax law.

Effective January 1, 2007, the company made several modifications to the benefit structures covering salaried employees in its primary government pension plan, including modifying the benefit accrual rate on service rendered after December 31, 2006, eliminating certain early-retirement features and closing the plan to new salaried participants. As a result of these modifications, the plan’s projected benefit obligation as of December 31, 2006, was reduced by approximately $500, and the net periodic cost of the plan has been reduced beginning in 2007.

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

Defined-contribution Benefits. In addition to the defined-benefit plans, the company provides eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on both a before-tax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives, including investment in the company’s common stock. In certain plans, the company matches a portion of the employees’ contributions. The company’s contributions to these defined-contribution plans totaled $182 in 2007, $172 in 2006 and $137 in 2005. The defined-contribution plans held approximately 34 and 35 million shares of the company’s common stock at December 31, 2007 and 2006, respectively, representing approximately 8 and 9 percent of the company’s outstanding shares at each date.

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

54    General Dynamics 2007 Annual Report

Defined-benefit Retirement Plan Summary Financial Information

The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of the company’s defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation at beginning of year	$(7,195)	$(7,463)	$(1,134)	$(1,197)
Service cost	(208)	(266)	(16)	(18)
Interest cost	(417)	(424)	(64)	(67)
Amendments	(6)	497	6	(2)
Actuarial gain	436	244	55	69
Settlement/curtailment/other	(50)	(143)	(11)	(3)
Benefits paid	371	360	85	84
Benefit obligation at end of year	$(7,069)	$(7,195)	$(1,079)	$(1,134)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$7,154	$6,815	$396	$375
Actual return on plan assets	499	651	64	43
Employer contributions	122	14	21	22
Settlement/curtailment/other	40	22	–	–
Benefits paid	(363)	(348)	(44)	(44)
Fair value of assets at end of year	$7,452	$7,154	$437	$396
Funded status at end of year	$383	$(41)	$(642)	$(738)

Amounts recognized in the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2007	2006	2007	2006
Noncurrent assets	$825	$426	$—	$—
Current liabilities	(321)	(414)	(264)	(325)
Noncurrent liabilities	(121)	(67)	(378)	(319)
Discontinued operations	—	14	—	(94)
Net asset/(liability) recognized	$383	$(41)	$(642)	$(738)

Amounts recognized in AOCI consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2007	2006	2007	2006
Net actuarial loss	$241	$622	$21	$141
Prior service credit	(514)	(563)	(7)	(3)
Remaining transition obligation	—	—	2	3
Total amount recognized in AOCI	(273)	59	16	141
Net retirement plan asset/(liability)	$110	$18	$(626)	$(597)

General Dynamics 2007 Annual Report    55

The following represent amounts included in AOCI on the Consolidated Balance Sheet as of December 31, 2007, that the company expects to recognize in earnings in 2008:

	Pension Benefits	Other Post-retirement Benefits
Prior service (credit) cost	$(47)	$1
Net actuarial loss	4	1

A pension plan’s funded status is the difference between the plan’s assets and its “projected benefit obligation” (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. A pension plan’s “accumulated benefit obligation” (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all defined-benefit pension plans was $6.7 billion and $6.9 billion at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006, some of the company’s pension plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

	Pension Benefits
December 31	2007	2006
Projected benefit obligation	$(284)	$(271)
Accumulated benefit obligation	(261)	(245)
Fair value of plan assets	138	120

Net periodic pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits			Other Post-retirement Benefits
Year Ended December 31	2007	2006	2005	2007	2006	2005
Service cost	$208	$266	$236	$16	$18	$16
Interest cost	417	424	399	64	67	68
Expected return on plan assets	(555)	(543)	(539)	(26)	(26)	(26)
Recognized net actuarial loss	10	30	5	6	9	10
Amortization of prior service cost	(42)	(11)	(2)	1	1	—
Amortization of unrecognized transition obligation	—	—	—	1	1	1
Net periodic cost	$38	$166	$99	$62	$70	$69

Retirement Plan Assumptions

The company uses a December 31 measurement date for its plans. The company calculates the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the assumptions used to determine the company’s benefit obligations and net periodic benefit costs.

	Pension Benefits			Other Post-retirement Benefits
Assumptions at December 31	2007	2006	2005	2007	2006	2005
Weighted average used to determine benefit obligations
Discount rate	6.46%	5.94%	5.70%	6.33%	5.89%	5.74%
Varying rates of increase in compensation levels based on age	2.50-11.00%	2.50-11.00%	2.50-11.00%

Weighted average used to determine net cost for the year ended
Discount rate	5.94%	5.70%	5.95%	5.89%	5.74%	6.00%
Expected weighted average long-term rate of return on assets	8.11%	8.18%	8.15%	8.00%	8.00%	8.00%
Varying rates of increase in compensation levels based on age	2.50-11.00%	2.50-11.00%	2.50-11.00%
Assumed health care cost trend rate for next year:
Post-65 claim groups				8.25%	8.75%	8.75%
Pre-65 claim groups				8.25%	8.75%	8.75%

56    General Dynamics 2007 Annual Report

The company determines the interest rate used to discount projected benefit liabilities each year based on yields currently available on high-quality fixed-income investments with maturities consistent with the projected benefit payout period. At December 31, 2007, the company based the discount rate on a yield curve developed from a portfolio of high-quality corporate bonds with aggregate cash flows at least equal to the expected benefit payments and with similar timing.

In determining its expected long-term asset return assumptions, the company relies on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and its current and expected asset allocation strategy.

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

The plans’ weighted average asset allocations at December 31, 2007 and 2006, by asset category, were as follows:

	Pension Benefits		Other Post-retirement Benefits
December 31	2007	2006	2007	2006
U.S. common stocks	53%	52%	65%	65%
U.S. common stocks with risk-mitigating hedges	44%	47%	28%	31%
Fixed income	3%	1%	7%	4%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are assumed to decline gradually to 4.75 percent for post-65 and pre-65 claim groups in the year 2014 and thereafter through the projected payout period of the benefits. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the net periodic benefit cost is $6 and ($5), respectively, and the effect on the accumulated post-retirement benefit obligation is $67 and ($56), respectively.

The company amortizes changes in prior service cost under qualified plans resulting from plan amendments on a straight-line basis over the average remaining service period of eligible employees.

Contributions and Benefit Payments

It is General Dynamics’ policy to fund its retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions, considered within the company’s framework of capital deployment opportunities. These contributions are intended to provide not only for benefits attributed to service to date, but also for benefits to be earned in the future. In December 2007, the company made a $100 discretionary payment to prefund a portion of future years’ funding requirements for the company’s primary government pension plan. The company expects to contribute approximately $18 to its pension plans in 2008. The company maintains several Voluntary Employees’ Beneficiary Association (VEBA) trusts for some of its post-retirement benefit plans. For non-funded plans, claims are paid as received. The company expects to contribute approximately $17 to its other post-retirement benefit plans in 2008.

The company expects the following benefits to be paid from its retirement plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2008	$396	$91
2009	410	94
2010	441	96
2011	441	97
2012	458	97
2013-2017	2,581	471

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the federal government makes subsidy payments to employers to offset the cost of prescription drug benefits provided to employees. During 2007, the company received $4 in subsidy payments. The company anticipates the following subsidy payments over the next 10 years:

2008	$4
2009	4
2010	5
2011	5
2012	5
2013-2017	25

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

General Dynamics 2007 Annual Report    57

R. BUSINESS GROUP INFORMATION

General Dynamics operates in four primary business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. The company organizes and measures its business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; shipbuilding design and construction; and information systems, technologies and services, respectively. The company measures each group’s profit based on operating earnings. As a result, the company does not allocate net interest, other income and expense items, and income taxes to its business groups.

Summary financial information for each of the company’s business groups follows:

	Net Sales			Operating Earnings			Sales to U.S. Government
Year Ended December 31	2007	2006	2005	2007	2006	2005	2007	2006	2005
Aerospace	$4,828	$4,116	$3,433	$810	$644	$495	$170	$187	$226
Combat Systems	7,797	5,983	5,021	916	677	576	5,876	4,590	3,779
Marine Systems	4,993	4,940	4,695	421	375	249	4,902	4,839	4,492
Information Systems and Technology	9,622	9,024	7,826	1,027	976	865	7,809	6,788	5,713
Corporate*	—	—	—	(61)	(47)	(6)	—	—	—
	$27,240	$24,063	$20,975	$3,113	$2,625	$2,179	$18,757	$16,404	$14,210

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
December 31	2007	2006	2005	2007	2006	2005	2007	2006	2005
Aerospace	$3,006	$2,755	$2,655	$129	$86	$29	$51	$47	$44
Combat Systems	7,708	6,347	5,509	118	92	67	134	108	95
Marine Systems	2,243	2,347	2,202	130	40	64	57	57	59
Information Systems and Technology	9,485	9,323	7,095	94	112	97	174	165	121
Corporate*	3,291	1,604	2,239	3	4	5	7	7	8
	$25,733	$22,376	$19,700	$474	$334	$262	$423	$384	$327

*	Corporate operating results include the company’s stock option expense and a portion of the operating results of the company’s commercial pension plans. Corporate identifiable assets include cash and equivalents from domestic operations, assets of discontinued operations and a portion of the net prepaid pension cost related to the company’s commercial pension plans.

The following table presents the company’s net sales by geographic area based on the location of the company’s customers:

Year Ended December 31	2007	2006	2005
North America:
United States	$22,489	$20,235	$17,602
Canada	665	429	458
Other	185	96	184
Total North America	23,339	20,760	18,244

Europe:
Spain	819	700	530
United Kingdom	777	1,001	1,076
Other	1,348	573	459
Total Europe	2,944	2,274	2,065
Asia/Pacific	382	599	380
Africa/Middle East	378	285	132
South America	197	145	154
	$27,240	$24,063	$20,975

The company’s net sales from international operations were $3,905 in 2007, $3,404 in 2006 and $3,027 in 2005. The long-lived assets of operations located outside the United States were 4 percent of the company’s total long-lived assets as of December 31, 2007, 3 percent as of December 31, 2006, and 4 percent as of December 31, 2005.

58    General Dynamics 2007 Annual Report

S. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The fixed-rate notes described in Note J are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of December 31, 2007 and 2006, for the balance sheet, as well as the statements of earnings and cash flows for each of the three years in the period ended December 31, 2007.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Year Ended December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$23,329	$3,911	$—	$27,240
Cost of sales	(3)	19,273	3,214	—	22,484
General and administrative expenses	64	1,353	226	—	1,643
Operating Earnings	(61)	2,703	471	—	3,113
Interest expense	(113)	(2)	(16)	—	(131)
Interest income	29	1	31	—	61
Other, net	(2)	3	3	—	4
Earnings from Continuing Operations before Income Taxes	(147)	2,705	489	—	3,047
Provision for income taxes	(26)	870	123	—	967
Discontinued operations, net of tax	—	(8)	—	—	(8)
Equity in net earnings of subsidiaries	2,193	—	—	(2,193)	—
Net Earnings	$2,072	$1,827	$366	$(2,193)	$2,072

Year Ended December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$20,656	$3,407	$—	$24,063
Cost of sales	(2)	17,099	2,840	—	19,937
General and administrative expenses	49	1,279	173	—	1,501
Operating Earnings	(47)	2,278	394	—	2,625
Interest expense	(142)	(4)	(10)	—	(156)
Interest income	24	2	29	—	55
Other, net	(1)	1	3	—	3
Earnings from Continuing Operations before Income Taxes	(166)	2,277	416	—	2,527
Provision for income taxes	(31)	745	103	—	817
Discontinued operations, net of tax	—	146	—	—	146
Equity in net earnings of subsidiaries	1,991	—	—	(1,991)	—
Net Earnings	$1,856	$1,678	$313	$(1,991)	$1,856

Year Ended December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$17,945	$3,030	$—	$20,975
Cost of sales	6	14,934	2,551	—	17,491
General and administrative expenses	—	1,141	164	—	1,305
Operating Earnings	(6)	1,870	315	—	2,179
Interest expense	(129)	(4)	(21)	—	(154)
Interest income	20	1	15	—	36
Other, net	4	(6)	10	—	8
Earnings from Continuing Operations before Income Taxes	(111)	1,861	319	—	2,069
Provision for income taxes	(85)	600	106	—	621
Discontinued operations, net of tax	—	13	—	—	13
Equity in net earnings of subsidiaries	1,487	—	—	(1,487)	—
Net Earnings	$1,461	$1,274	$213	$(1,487)	$1,461

General Dynamics 2007 Annual Report    59

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,875	$—	$1,016	$—	$2,891
Accounts receivable	—	1,648	1,226	—	2,874
Contracts in process	418	2,872	1,047	—	4,337
Inventories
Work in process	—	766	8	—	774
Raw materials	—	777	27	—	804
Pre-owned aircraft	—	30	—	—	30
Other	—	16	(3)	—	13
Assets of discontinued operations	—	3	—	—	3
Other current assets	281	80	211	—	572
Total Current Assets	2,574	6,192	3,532	—	12,298
Noncurrent Assets:
Property, plant and equipment	128	3,834	767	—	4,729
Accumulated depreciation of PP&E	(24)	(1,882)	(351)	—	(2,257)
Intangible assets and goodwill	—	8,793	1,831	—	10,624
Accumulated amortization of intangible assets	—	(585)	(125)	—	(710)
Other assets	548	420	81	—	1,049
Investment in subsidiaries	17,351	—	—	(17,351)	—
Total Noncurrent Assets	18,003	10,580	2,203	(17,351)	13,435
Total Assets	$20,577	$16,772	$5,735	$(17,351)	$25,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$22	$151	$—	$673
Liabilities of discontinued operations	—	46	—	—	46
Other current liabilities	500	5,149	2,796	—	8,445
Total Current Liabilities	1,000	5,217	2,947	—	9,164
Noncurrent Liabilities:
Long-term debt	2,098	12	8	—	2,118
Other liabilities	407	1,963	313	—	2,683
Total Noncurrent Liabilities	2,505	1,975	321	—	4,801
Shareholders’ Equity:
Common stock, including surplus	1,623	6,100	1,546	(7,646)	1,623
Other shareholders’ equity	15,449	3,480	921	(9,705)	10,145
Total Shareholders’ Equity	17,072	9,580	2,467	(17,351)	11,768
Total Liabilities and Shareholders’ Equity	$20,577	$16,772	$5,735	$(17,351)	$25,733

60    General Dynamics 2007 Annual Report

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$594	$—	$1,010	$—	$1,604
Accounts receivable	—	1,389	952	—	2,341
Contracts in process	403	2,963	622	—	3,988
Inventories
Work in process	—	714	1	—	715
Raw materials	—	678	33	—	711
Pre-owned aircraft	—	44	—	—	44
Other	—	12	2	—	14
Assets of discontinued operations	—	109	—	—	109
Other current assets	161	80	113	—	354
Total Current Assets	1,158	5,989	2,733	—	9,880
Noncurrent Assets:
Property, plant and equipment	140	3,471	577	—	4,188
Accumulated depreciation of PP&E	(23)	(1,694)	(303)	—	(2,020)
Intangible assets and goodwill	—	8,798	1,495	—	10,293
Accumulated amortization of intangible assets	—	(476)	(92)	—	(568)
Other assets	187	382	34	—	603
Investment in subsidiaries	15,492	—	—	(15,492)	—
Total Noncurrent Assets	15,796	10,481	1,711	(15,492)	12,496
Total Assets	$16,954	$16,470	$4,444	$(15,492)	$22,376
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$—	$6	$1	$—	$7
Liabilities of discontinued operations	—	228	—	—	228
Other current liabilities	586	4,691	2,312	—	7,589
Total Current Liabilities	586	4,925	2,313	—	7,824
Noncurrent Liabilities:
Long-term debt	2,597	23	154	—	2,774
Other liabilities	234	1,548	169	—	1,951
Total Noncurrent Liabilities	2,831	1,571	323	—	4,725
Shareholders’ Equity:
Common stock, including surplus	1,362	6,075	1,158	(7,233)	1,362
Other shareholders’ equity	12,175	3,899	650	(8,259)	8,465
Total Shareholders’ Equity	13,537	9,974	1,808	(15,492)	9,827
Total Liabilities and Shareholders’ Equity	$16,954	$16,470	$4,444	$(15,492)	$22,376

General Dynamics 2007 Annual Report    61

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(70)	$2,765	$230	$—	$2,925
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(2,728)	(70)	—	—	(2,798)
Sales/maturities of available-for-sale securities	2,558	61	—	—	2,619
Capital expenditures	(3)	(414)	(57)	—	(474)
Business acquisitions, net of cash acquired	—	(49)	(281)	—	(330)
Other, net	38	93	—	—	131
Net Cash Used by Investing Activities	(135)	(379)	(338)	—	(852)
Cash Flows from Financing Activities:
Purchases of common stock	(505)	—	—	—	(505)
Dividends paid	(445)	—	—	—	(445)
Other, net	274	5	(115)	—	164
Net Cash Used by Financing Activities	(676)	5	(115)	—	(786)
Cash sweep/funding by parent	2,162	(2,391)	229	—	—
Net Increase in Cash and Equivalents	1,281	—	6	—	1,287
Cash and Equivalents at Beginning of Period	594	—	1,010	—	1,604
Cash and Equivalents at End of Period	$1,875	$—	$1,016	$—	$2,891

Year Ended December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(70)	$1,811	$387	$—	$2,128
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	(2)	(2,340)	—	—	(2,342)
Capital expenditures	(4)	(287)	(43)	—	(334)
Discontinued operations	—	300	—	—	300
Other, net	48	11	1	—	60
Net Cash Used by Investing Activities	42	(2,316)	(42)	—	(2,316)
Cash Flows from Financing Activities:
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(359)	—	—	—	(359)
Proceeds from option exercises	253	—	—	—	253
Other, net	(38)	(6)	111	—	67
Net Cash Used by Financing Activities	(644)	(6)	111	—	(539)
Cash sweep/funding by parent	(297)	511	(214)	—	—
Net Decrease in Cash and Equivalents	(969)	—	242	—	(727)
Cash and Equivalents at Beginning of Year	1,563	—	768	—	2,331
Cash and Equivalents at End of Year	$594	$—	$1,010	$—	$1,604

Year Ended December 31, 2005	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(89)	$1,782	$363	$–	$2,056
Cash Flows from Investing Activities:
Discontinued operations	–	299	–	–	299
Business acquisitions, net of cash acquired	–	(277)	–	–	(277)
Capital expenditures	(5)	(222)	(35)	–	(262)
Other, net	–	58	1	–	59
Net Cash Used by Investing Activities	(5)	(142)	(34)	–	(181)
Cash Flows from Financing Activities:
Purchases of common stock	(348)	–	–	–	(348)
Dividends paid	(314)	–	–	–	(314)
Proceeds from option exercises	148	–	–	–	148
Other, net	(5)	–	(1)	–	(6)
Net Cash Used by Financing Activities	(519)	–	(1)	–	(520)
Cash sweep/funding by parent	1,753	(1,640)	(113)	–	–
Net Increase in Cash and Equivalents	1,140	–	215	–	1,355
Cash and Equivalents at Beginning of Year	423	–	553	–	976
Cash and Equivalents at End of Year	$1,563	$–	$768	$–	$2,331

62    General Dynamics 2007 Annual Report

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

The financial statements have been audited by KPMG LLP, independent registered public accounting firm, whose report follows.

L. Hugh Redd	John W. Schwartz
Senior Vice President and Chief Financial Officer	Vice President and Controller

General Dynamics 2007 Annual Report    63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of General Dynamics Corporation:

We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation (a Delaware corporation) and subsidiaries as of December 31, 2007 and 2006, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note P to the consolidated financial statements, effective January 1, 2006, the company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note Q to the consolidated financial statements, effective December 31, 2006, the company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Dynamics Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2008, expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 22, 2008

64    General Dynamics 2007 Annual Report

SUPPLEMENTARY DATA (Unaudited)

(Dollars in millions, except per share amounts)	2007				2006
	4Q	3Q	2Q (a)	1Q	4Q (b)	3Q	2Q (c)	1Q
Net sales	$7,515	$6,834	$6,591	$6,300	$6,514	$6,069	$5,934	$5,546
Operating earnings	871	801	760	681	703	677	649	596
Earnings from continuing operations	578	544	518	440	463	440	420	387
Net earnings (loss) from discontinued operations	1	2	(5)	(6)	(55)	(2)	216	(13)
Net earnings	579	546	513	434	408	438	636	374
Earnings per share – Basic (d):
Continuing operations	$1.43	$1.35	$1.28	$1.08	$1.14	$1.09	$1.04	$0.96
Discontinued operations	—	—	(0.01)	(0.01)	(0.13)	—	0.54	(0.03)
Net earnings	1.43	1.35	1.27	1.07	1.01	1.09	1.58	0.93

Earnings per share – Diluted (d):
Continuing operations	$1.42	$1.34	$1.27	$1.07	$1.13	$1.08	$1.03	$0.95
Discontinued operations	—	—	(0.01)	(0.01)	(0.13)	—	0.53	(0.03)
Net earnings	1.42	1.34	1.26	1.06	1.00	1.08	1.56	0.92
Market price range:
High	$94.55	$85.70	$82.41	$81.28	$77.98	$72.92	$69.62	$65.95
Low	82.41	70.61	76.01	73.59	69.29	64.50	61.69	56.68
Dividends declared	$0.29	$0.29	$0.29	$0.29	$0.23	$0.23	$0.23	$0.23

(Quarterly	data are based on a 13-week period.)
(a)	Second quarter of 2007 includes $18 tax benefit related to resolution of 2003-2004 IRS audits (see Note E).
(b)	Fourth quarter of 2006 includes after-tax loss of $37 in discontinued operations on the anticipated sale of the company’s coal mining operation (see Note C).
(c)	Second quarter of 2006 includes after-tax gain of $220 in discontinued operations on the sale of the company’s aggregates business (see Note C).
(d)	The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the company’s disclosure controls and procedures were effective.

The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2007 the company’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the company of the NYSE’s corporate governance listing standards.

General Dynamics 2007 Annual Report    65

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

The company’s management evaluated the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this evaluation, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our evaluation we believe that, as of December 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on the effectiveness of the company’s internal control over financial reporting. The KPMG report immediately follows this report.

Nicholas D. Chabraja	L. Hugh Redd
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

66    General Dynamics 2007 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of General Dynamics Corporation:

We have audited General Dynamics Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation as of December 31, 2007 and 2006, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 22, 2008, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 22, 2008

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in the company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

General Dynamics 2007 Annual Report    67

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Code of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in the company’s definitive proxy statement for its 2008 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

Executive Officers of the Company

All executive officers of the company are elected annually. No executive officer of the company was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions held for the last five years of the company’s executive officers as of February 22, 2008, were as follows:

Name, Position and Office	Age
John P. Casey – Vice President of the company and President of Electric Boat Corporation since October 2003; Vice President of Electric Boat Corporation, October 1996 – October 2003	53

Nicholas D. Chabraja – Chairman of the Board of Directors of the company and Chief Executive Officer since June 1997; Vice Chairman, December 1996 – May 1997; Executive Vice President, March 1994 – December 1996	65

Michael E. Chandler – Vice President of the company and President of General Dynamics Information Technology since October 2001	63

Gerard J. DeMuro – Executive Vice President and Group Executive, Information Systems and Technology, since October 2003; Vice President of the company, February 2000 – October 2003; President of General Dynamics C4 Systems, August 2001 – October 2003	52

Charles M. Hall – Executive Vice President and Group Executive, Combat Systems, since July 2005; Vice President of the company and President of General Dynamics Land Systems, September 1999 – July 2005	56

David K. Heebner – Senior Vice President of the company since May 2002; President of General Dynamics Land Systems since July 2005; Senior Vice President, Planning and Development, May 2002 – July 2005; Vice President, Strategic Planning, January 2000 – May 2002	63

Joseph T. Lombardo – Executive Vice President, Group Executive, Aerospace, and President of Gulfstream Aerospace Corporation since April 2007; Vice President of the company and Chief Operating Officer of Gulfstream Aerospace Corporation, May 2002 – April 2007	60

Christopher Marzilli – Vice President of the company and President of General Dynamics C4 Systems since January 2006; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 – January 2006; Vice President and General Manager, General Dynamics Communications Systems, September 1999 – November 2003	48

Phebe N. Novakovic – Senior Vice President, Planning and Development, since July 2005; Vice President, Strategic Planning, October 2002 – July 2005	50

Walter M. Oliver – Senior Vice President, Human Resources and Administration, since March 2002; Vice President, Human Resources and Administration, January 2001 – March 2002	62

L. Hugh Redd – Senior Vice President and Chief Financial Officer since June 2006; Vice President and Controller of General Dynamics Land Systems, January 2000 – June 2006	50

David A. Savner – Senior Vice President, General Counsel and Secretary since May 1999; Senior Vice President – Law and Secretary, April 1998 – May 1999	63

John W. Schwartz – Vice President and Controller since March 1998	51

Michael W. Toner – Executive Vice President and Group Executive, Marine Systems, since March 2003; Vice President of the company and President of Electric Boat Corporation, January 2000 – October 2003	64

Lewis F. Von Thaer – Vice President of the company and President of General Dynamics Advanced Information Systems since March 2005; Senior Vice President, Operations, of General Dynamics Advanced Information Systems, November 2003 – March 2005; Vice President of General Dynamics Advanced Information Systems, October 2001 – November 2003	47

68    General Dynamics 2007 Annual Report

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein is included in the sections entitled “Governance of the Company – Related Party Transactions Approval Policy” and “Governance of the Company – Director Independence” in the company’s Proxy Statement, which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein is included in the section entitled “Selection of Independent Auditors – Audit and Non-Audit Fees” in the company’s Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

 Consolidated Statement of Earnings

 Consolidated Balance Sheet

 Consolidated Statement of Cash Flows

 Consolidated Statement of Shareholders’ Equity

 Notes to Consolidated Financial Statements (A to S)

2. Financial Statement Schedules

Schedule	Description	Page

II	Valuation and Qualifying Accounts	71

All other financial schedules not listed are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

See Index on pages 71 through 72 of this Annual Report on Form 10-K for the year ended December 31, 2007.

General Dynamics 2007 Annual Report    69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By:	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller

February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 22, 2008, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ Nicholas D. Chabraja	Chairman, Chief Executive Officer and Director
Nicholas D. Chabraja	(Principal Executive Officer)

/s/ L. Hugh Redd	Senior Vice President and Chief Financial Officer
L. Hugh Redd	(Principal Financial Officer)

/s/ John W. Schwartz	Vice President and Controller
John W. Schwartz	(Principal Accounting Officer)

*
James S. Crown	Director

*
William P. Fricks	Director

*
Charles H. Goodman	Director

*
Jay L. Johnson	Director

*
George A. Joulwan	Director

*
Paul G. Kaminski	Director

*
John M. Keane	Director

*
Deborah J. Lucas	Director

*
Lester L. Lyles	Director

*
Carl E. Mundy, Jr.	Director

*
J. Christopher Reyes	Director

*
Robert Walmsley	Director

*	By David A. Savner pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

/s/ David A. Savner
David A. Savner
Senior Vice President, General Counsel and
Secretary

70    General Dynamics 2007 Annual Report

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	2007	2006	2005
Balance at January 1	$135	$125	$93
Charged to costs and expenses	5	15	10
Deductions from reserves	(4)	(2)	(2)
Other adjustments*	(49)	(3)	24
Balance at December 31	$87	$135	$125

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

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission October 7, 2004)

3.2	Amended and Restated Bylaws of General Dynamics Corporation (as amended effective December 6, 2006) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission December 8, 2006)

4.1	Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.2	First Supplemental Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.3	Second Supplemental Indenture dated as of May 15, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission May 16, 2003)

4.4	Third Supplemental Indenture dated as of August 14, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission August 14, 2003)

10.1*	Amended and Restated Employment Agreement between the company and Nicholas D. Chabraja dated June 7, 2007 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the Commission August 1, 2007)

10.2*	Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1998, filed with the Commission March 18, 1999)

10.3*	Amendment to Retirement Benefit Agreement between the company and David A. Savner dated June 7, 2007 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the Commission August 1, 2007)

10.4*	Executive Retention Agreement between the company and Walter M. Oliver dated June 7, 2007 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the Commission August 1, 2007)

10.5*	General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.6*	Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.7*	Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.8*	Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

General Dynamics 2007 Annual Report    71

INDEX TO EXHIBITS – GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibit Number	Description
10.9*	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Equity Compensation Plan**

10.10*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.11*	General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

10.12*	General Dynamics Corporation Second Amended and Restated 1997 Incentive Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

10.13*	General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

10.14*	General Dynamics Corporation Supplemental Savings and Stock Investment Plan, as amended and restated on December 24, 2005, and conformed to include amendments through January 1, 2007 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Commission February 23, 2007)

10.15*	Form of Severance Protection Agreement entered into by substantially all executive officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002)

10.16*	General Dynamics Supplemental Executive Retirement Plan, restated effective January 1, 2002, and conformed to include amendments through January 1, 2007 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2006, filed with the Commission February 23, 2007)

10.17*	2007 Compensation Arrangements for Named Executive Officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended April 1, 2007, filed with the Commission May 2, 2007)

21	Subsidiaries**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
**	Filed herewith.

72    General Dynamics 2007 Annual Report