Form 10-Q
period 2008-03-30
GENERAL DYNAMICS CORP
filed 2008-05-06
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rules 12b-2 of the Exchange Act.

Large Accelerated Filer ☑            Accelerated Filer ☐            Non-Accelerated Filer ☐            Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

398,490,987 shares of the registrant’s common stock, $1 par value per share, were outstanding at April 27, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	March 30 2008	December 31 2007
ASSETS
Current Assets:
Cash and equivalents	$2,605	$2,891
Accounts receivable	2,976	2,874
Contracts in process	4,381	4,337
Inventories	1,663	1,621
Other current assets	565	575
Total Current Assets	12,190	12,298

Noncurrent Assets:
Property, plant and equipment, net	2,487	2,472
Intangible assets, net	954	972
Goodwill	8,979	8,942
Other assets	1,097	1,049
Total Noncurrent Assets	13,517	13,435
Total Assets	$25,707	$25,733
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Short-term debt and current portion of long-term debt	$673	$673
Accounts payable	2,091	2,318
Customer advances and deposits	3,483	3,440
Other current liabilities	2,809	2,733
Total Current Liabilities	9,056	9,164

Noncurrent Liabilities:
Long-term debt	2,117	2,118
Other liabilities	2,757	2,683
Commitments and contingencies (See Note J)
Total Noncurrent Liabilities	4,874	4,801

Shareholders’ Equity:
Common stock	482	482
Surplus	1,190	1,141
Retained earnings	11,812	11,379
Treasury stock	(2,399)	(1,881)
Accumulated other comprehensive income	692	647
Total Shareholders’ Equity	11,777	11,768
Total Liabilities and Shareholders’ Equity	$25,707	$25,733

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	March 30 2008	April 1 2007
Net Sales:
Products	$4,860	$4,341
Services	2,145	1,959
	7,005	6,300
Operating Costs and Expenses:
Products	4,210	3,846
Services	1,934	1,773
	6,144	5,619
Operating Earnings	861	681
Interest, net	(19)	(26)
Other, net	3	1
Earnings from Continuing Operations before Income Taxes	845	656

Provision for income taxes, net	272	216
Earnings from Continuing Operations	573	440

Discontinued operations, net of tax	(1)	(6)

Net Earnings	$572	$434

Earnings per Share
Basic:
Continuing operations	$1.43	$1.08
Discontinued operations	—	(0.01)
Net earnings	$1.43	$1.07
Diluted:
Continuing operations	$1.42	$1.07
Discontinued operations	—	(0.01)
Net earnings	$1.42	$1.06

Supplemental Information:
General and administrative expenses included in operating costs and expenses	$430	$393
Dividends per share	$0.35	$0.29

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 30 2008	April 1 2007
Cash Flows from Operating Activities:
Net earnings	$572	$434
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	69	62
Amortization of intangible assets	33	39
Stock-based compensation expense	23	19
Excess tax benefit from stock-based compensation	(15)	(18)
Deferred income tax (benefit) provision	(1)	24
Discontinued operations, net of tax	1	6
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(97)	74
Contracts in process	(41)	(119)
Inventories	(42)	(92)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(231)	(54)
Customer advances and deposits	52	90
Income taxes payable	230	161
Other current liabilities	(140)	(85)
Other, net	18	(19)
Net Cash Provided by Operating Activities from Continuing Operations	431	522
Net Cash Used by Discontinued Operations - Operating Activities	(1)	(9)
Net Cash Provided by Operating Activities	430	513
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(973)	(30)
Sales/maturities of available-for-sale securities	968	26
Capital expenditures	(85)	(53)
Business acquisitions, net of cash acquired	(65)	(298)
Proceeds from sale of assets, net	31	14
Net Cash Used by Investing Activities	(124)	(341)
Cash Flows from Financing Activities:
Purchases of common stock	(519)	(153)
Dividends paid	(117)	(93)
Proceeds from option exercises	30	58
Excess tax benefit from stock-based compensation	15	18
Other, net	(1)	(114)
Net Cash Used by Financing Activities	(592)	(284)
Net Decrease in Cash and Equivalents	(286)	(112)
Cash and Equivalents at Beginning of Period	2,891	1,604
Cash and Equivalents at End of Period	$2,605	$1,492
Supplemental Cash Flow Information:
Cash payments for:
Income taxes	$41	$26
Interest	$35	$33

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Operating results for the three-month period ended March 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the company’s results for the three-month periods ended March 30, 2008, and April 1, 2007.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

B.	Acquisitions, Intangible Assets and Goodwill

General Dynamics acquired Integrated Defense Systems, Inc. (IDSI), of Glen Rock, Pennsylvania, on February 29, 2008, for approximately $65 in cash. IDSI produces advanced filtering technologies and broadband power amplifiers for tactical communications applications for government and military customers. IDSI is included in the Information Systems and Technology group.

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

General Dynamics funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included with the company’s results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the Monteria, Mediaware and IDSI acquisitions were still preliminary at March 30, 2008. The company is in the process of identifying and valuing intangible and other assets acquired. The completion of these analyses could result in an increase or decrease to the preliminary value assigned to these acquired assets, as well as to future periods’ amortization expense. The company expects the analyses to be completed by the third quarter of 2008 without any material adjustments.

Intangible assets consisted of the following:

	March 30 2008			December 31 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,374	$(528)	$846	$1,366	$(504)	$862
Other intangible assets	321	(213)	108	316	(206)	110
Total intangible assets	$1,695	$(741)	$954	$1,682	$(710)	$972

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. The company amortizes these assets over 7 to 40 years. The weighted-average amortization life of these assets as of March 30, 2008, was 17 years. Other intangible assets consist primarily of aircraft product design and customer lists, amortized over 9 and 21 years, respectively, and software and licenses, amortized over 6 to 24 years. The company amortizes intangible assets on a straight-line basis unless the pattern of usage indicates an alternative method is appropriate.

Amortization expense was $33 for the three-month period ended March 30, 2008, and $39 for the three-month period ended April 1, 2007. The company expects to record annual amortization expense over the next five years as follows:

2009	$130
2010	$130
2011	$117
2012	$113
2013	$82

The changes in the carrying amount of goodwill by business group for the three months ended March 30, 2008, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2007	$355	$2,308	$185	$6,094	$8,942
Acquisitions (a)	1	—	—	44	45
Other (b)	—	(4)	—	(4)	(8)
March 30, 2008	$356	$2,304	$185	$6,134	$8,979

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for foreign currency translation.

C.	Earnings per Share and Comprehensive Income

Earnings per Share

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	March 30 2008	April 1 2007
Basic weighted average shares outstanding	400,759	405,596
Dilutive effect of stock options and restricted stock	3,099	3,839
Diluted weighted average shares outstanding	403,858	409,435

Comprehensive Income

The company’s comprehensive income was $617 and $443 for the three-month periods ended March 30, 2008, and April 1, 2007, respectively. The primary components of the company’s comprehensive income are net earnings and foreign currency translation adjustment.

D.	Fair Value of Financial Instruments

On January 1, 2008, the company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, with respect to its financial assets and liabilities. SFAS 157 defines “fair value” in the context of accounting and financial reporting and establishes a framework for measuring fair value under GAAP. SFAS 157 is effective for the company’s non-financial assets and liabilities on January 1, 2009. The company did not have any significant assets or liabilities measured at fair value as of March 30, 2008, that have not been accounted for under SFAS 157. The following is a summary of the assets and liabilities recorded at fair value on the Consolidated Balance Sheet as of March 30, 2008:

Fair Value
Marketable securities	$171
Derivative financial instruments	(49)

The fair value of each of the assets and liabilities above was determined using quoted market prices in active markets for identical instruments.

E.	Contracts in Process

Contracts in process represents recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	March 30 2008	December 31 2007
Contract costs and estimated profits	$10,960	$11,224
Other contract costs	1,202	1,200
	12,162	12,424
Less advances and progress payments	7,781	8,087
Total contracts in process	$4,381	$4,337

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $40 as of March 30, 2008, and $20 as of December 31, 2007. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable. Contract costs as of March 30, 2008, also included approximately $245 associated with the company’s contract to provide Pandur II wheeled vehicles to the Czech Republic. The customer terminated this contract in December 2007 and expressed interest in a contract for a reduced quantity of vehicles. The company is in discussions with the Czech government about a replacement contract and expects to recover the March 30, 2008, contracts-in-process balance over the course of the revised contract.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to government contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The company expects to bill substantially all of its March 30, 2008, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

F.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	March 30 2008	December 31 2007
Work in process	$814	$774
Raw materials	797	804
Pre-owned aircraft	22	30
Other	30	13
Total inventories	$1,663	$1,621

G.	Debt

Debt consisted of the following:

	Interest Rate	March 30 2008	December 31 2007
Fixed-rate notes due:
May 2008	3.000%	$500	$500
August 2010	4.500%	699	699
May 2013	4.250%	999	999
August 2015	5.375%	400	400
Senior notes due September 2008	6.320%	150	150
Term debt due December 2008	7.500%	20	20
Other	Various	22	23
Total debt		2,790	2,791
Less current portion		673	673
Long-term debt		$2,117	$2,118

As of March 30, 2008, General Dynamics had outstanding $2.6 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended (the Securities Act). The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note M for condensed consolidating financial statements.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of March 30, 2008, the fair value of this currency swap was a $64 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. The company made a final annual sinking fund payment of $5 in December 2007. Interest is payable in June and December at a rate of 7.5 percent annually until maturity in December 2008.

As of March 30, 2008, and December 31, 2007, the company had no commercial paper outstanding but maintains the ability to access the market. The company has approximately $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2009 and a $975 multiyear facility expiring in December 2011. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities aggregating approximately $965.

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of March 30, 2008.

H.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	March 30 2008	December 31 2007
Retirement benefits	$594	$585
Salaries and wages	553	571
Workers’ compensation	538	534
Other (a)	1,124	1,043
Total other current liabilities	$2,809	$2,733

Deferred U.S. federal income taxes	$990	$970
Customer deposits on commercial contracts	716	707
Retirement benefits	553	499
Other (b)	498	507
Total other liabilities	$2,757	$2,683

(a)	Consists primarily of income taxes payable, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	Income Taxes

The company’s net deferred tax liability was included in the Consolidated Balance Sheet as follows:

	March 30 2008	December 31 2007

Current deferred tax asset	$126	$94
Current deferred tax liability	(26)	(22)
Noncurrent deferred tax asset	18	11
Noncurrent deferred tax liability	(1,015)	(997)
Net deferred tax liability	$(897)	$(914)

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to the litigation on June 23, 2004. The suit seeks recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the issues in the case. The court held that the company could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note J for more information regarding the A-12 contract.) The company is considering whether to appeal this decision. With respect to the other issues in the suit, the company has reached a basis for settlement with the Department of Justice. However, the settlement is pending final approval by the Joint Committee on Taxation of the Congress. If the settlement is approved, the company expects the refund to be approximately $39, including after-tax interest. The company has recognized no income from this matter.

The IRS has examined all of the company’s consolidated federal income tax returns through 2004. The IRS commenced its examination of the company’s 2005 and 2006 income tax returns in October 2007, and the company expects this examination to conclude in 2009. The company has recorded liabilities for tax contingencies for all years that remain open to review. The company does not expect the resolution of tax matters for these years to have a material impact on its results of operations, financial condition or cash flows.

With respect to income tax uncertainties, based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of March 30, 2008, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of March 30, 2008 (with the exception of the refund suit discussed above), if recognized, would not have a material impact on its effective tax rate. The company further believes that, other than the potential resolution of the tax litigation discussed above, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

J.	Commitments and Contingencies

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

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at March 30, 2008. This would result in a liability for the company of approximately $1.4 billion pretax. The company’s after-tax charge would be approximately $755, or $1.87 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $675. The company believes it has sufficient resources to satisfy its obligation if required.

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

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion at March 30, 2008. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

The company provides product warranties to its customers associated with the majority of its product sales. The company records estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based on the estimated number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments, and is included in other current liabilities and other liabilities on the Consolidated Balance Sheet.

The changes in the carrying amount of warranty liabilities for the three-month periods ended March 30, 2008, and April 1, 2007, were as follows:

Three Months Ended	March 30 2008	April 1 2007
Beginning balance	$237	$219
Warranty expense	15	19
Payments	(13)	(14)
Reclassification	(33)	—
Ending balance*	$206	$224

*	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

K.	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three-month periods ended March 30, 2008, and April 1, 2007, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	March 30 2008	April 1 2007	March 30 2008	April 1 2007
Service cost	$51	$53	$4	$4
Interest cost	111	104	16	16
Expected return on plan assets	(149)	(138)	(7)	(7)
Recognized net actuarial loss	1	3	—	2
Amortization of prior service cost	(12)	(12)	1	1
Amortization of transition obligation	—	—	1	1
Net periodic cost	$2	$10	$15	$17

General Dynamics’ contractual arrangements with the U.S. government provide for the recovery of contributions to the company’s pension plans covering employees working in its government contracting businesses. With respect to post-retirement benefit plans, the company’s government contracts provide for the recovery of contributions to a Voluntary Employees’ Beneficiary Association trust and, for non-funded plans, recovery of claims paid. The cumulative pension and post-retirement benefit cost for some of these plans exceeds the company’s cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on the company’s backlog, the company defers the excess in contracts in process on the Consolidated Balance Sheet until the cost is paid, charged to contracts and included in net sales. For other plans, the amount contributed to the plans, charged to contracts and included in net sales has exceeded the plans’ cumulative benefit cost. The company has deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the prepaid benefit cost related to these plans. (See Note E for discussion of the company’s deferred contract costs.)

L.	Business Group Information

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

Summary operating results for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	March 30 2008	April 1 2007	March 30 2008	April 1 2007
Aerospace	$1,279	$1,094	$236	$173
Combat Systems	1,997	1,568	259	174
Marine Systems	1,378	1,257	122	98
Information Systems and Technology	2,351	2,381	260	250
Corporate*	—	—	(16)	(14)
	$7,005	$6,300	$861	$681

*	Corporate operating results include the company’s stock option expense and a portion of the operating results of the company’s commercial pension plans.

M.	Condensed Consolidating Financial Statements

The fixed-rate notes described in Note G are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis as of March 30, 2008, and December 31, 2007, for the balance sheet, as well as the statements of earnings and cash flows for the three-month periods ended March 30, 2008, and April 1, 2007.

Condensed Consolidating Statement of Earnings

Three Months Ended March 30, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Sales	$—	$6,014	$991	$—	$7,005
Cost of sales	—	4,896	818	—	5,714
General and administrative expenses	16	348	66	—	430
Operating Earnings	(16)	770	107	—	861
Interest expense	(27)	(6)	(5)	—	(38)
Interest income	12	—	7	—	19
Other, net	2	1	—	—	3
Earnings from Continuing Operations before Income Taxes	(29)	765	109	—	845
Provision for income taxes	(18)	263	27	—	272
Discontinued operations, net of tax	—	(1)	—	—	(1)
Equity in net earnings of subsidiaries	583	—	—	(583)	—
Net Earnings	$572	$501	$82	$(583)	$572

Three Months Ended April 1, 2007
Net Sales	$—	$5,503	$797	$—	$6,300
Cost of sales	1	4,552	673	—	5,226
General and administrative expenses	13	331	49	—	393
Operating Earnings	(14)	620	75	—	681
Interest expense	(27)	(1)	(4)	—	(32)
Interest income	2	—	4	—	6
Other, net	—	—	1	—	1
Earnings from Continuing Operations before Income Taxes	(39)	619	76	—	656
Provision for income taxes	(25)	213	28	—	216
Discontinued operations, net of tax	—	(6)	—	—	(6)
Equity in net earnings of subsidiaries	448	—	—	(448)	—
Net Earnings	$434	$400	$48	$(448)	$434

Condensed Consolidating Balance Sheet

March 30, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,679	$—	$926	$—	$2,605
Accounts receivable	—	1,666	1,310	—	2,976
Contracts in process	420	2,902	1,059	—	4,381
Inventories
Work in process	—	801	13	—	814
Raw materials	—	773	24	—	797
Pre-owned aircraft	—	22	—	—	22
Other	—	23	7	—	30
Other current assets	277	90	198	—	565
Total Current Assets	2,376	6,277	3,537	—	12,190
Noncurrent Assets:
Property, plant and equipment	128	3,881	797	—	4,806
Accumulated depreciation of PP&E	(25)	(1,928)	(366)	—	(2,319)
Intangible assets and goodwill	—	8,853	1,821	—	10,674
Accumulated amortization of intangible assets	—	(609)	(132)	—	(741)
Other assets	534	415	148	—	1,097
Investment in subsidiaries	19,562	—	—	(19,562)	—
Total Noncurrent Assets	20,199	10,612	2,268	(19,562)	13,517
Total Assets	$22,575	$16,889	$5,805	$(19,562)	$25,707
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$22	$151	$—	$673
Liabilities of discontinued operations	—	43	—	—	43
Other current liabilities	696	4,938	2,706	—	8,340
Total Current Liabilities	1,196	5,003	2,857	—	9,056
Noncurrent Liabilities:
Long-term debt	2,098	12	7	—	2,117
Other liabilities	418	1,994	345	—	2,757
Total Noncurrent Liabilities	2,516	2,006	352	—	4,874
Shareholders’ Equity:
Common stock, including surplus	1,672	6,130	1,549	(7,679)	1,672
Other shareholders’ equity	17,191	3,750	1,047	(11,883)	10,105
Total Shareholders’ Equity	18,863	9,880	2,596	(19,562)	11,777
Total Liabilities and Shareholders’ Equity	$22,575	$16,889	$5,805	$(19,562)	$25,707

Condensed Consolidating Balance Sheet

December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current Assets:
Cash and equivalents	$1,875	$—	$1,016	$—	$2,891
Accounts receivable	—	1,648	1,226	—	2,874
Contracts in process	418	2,872	1,047	—	4,337
Inventories
Work in process	—	766	8	—	774
Raw materials	—	777	27	—	804
Pre-owned aircraft	—	30	—	—	30
Other	—	16	(3)	—	13
Assets of discontinued operations	—	3	—	—	3
Other current assets	281	80	211	—	572
Total Current Assets	2,574	6,192	3,532	—	12,298
Noncurrent Assets:
Property, plant and equipment	128	3,834	767	—	4,729
Accumulated depreciation of PP&E	(24)	(1,882)	(351)	—	(2,257)
Intangible assets and goodwill	—	8,793	1,831	—	10,624
Accumulated amortization of intangible assets	—	(585)	(125)	—	(710)
Other assets	548	420	81	—	1,049
Investment in subsidiaries	17,351	—	—	(17,351)	—
Total Noncurrent Assets	18,003	10,580	2,203	(17,351)	13,435
Total Assets	$20,577	$16,772	$5,735	$(17,351)	$25,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Short-term debt	$500	$22	$151	$—	$673
Liabilities of discontinued operations	—	46	—	—	46
Other current liabilities	500	5,149	2,796	—	8,445
Total Current Liabilities	1,000	5,217	2,947	—	9,164
Noncurrent Liabilities:
Long-term debt	2,098	12	8	—	2,118
Other liabilities	407	1,963	313	—	2,683
Total Noncurrent Liabilities	2,505	1,975	321	—	4,801
Shareholders’ Equity:
Common stock, including surplus	1,623	6,100	1,546	(7,646)	1,623
Other shareholders’ equity	15,449	3,480	921	(9,705)	10,145
Total Shareholders’ Equity	17,072	9,580	2,467	(17,351)	11,768
Total Liabilities and Shareholders’ Equity	$20,577	$16,772	$5,735	$(17,351)	$25,733

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 30, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net Cash Provided by Operating Activities	$(39)	$532	$(63)	$—	$430
Cash Flows from Investing Activities:
Purchases of available-for-sale securities	(962)	(11)	—	—	(973)
Sales/maturities of available-for-sale securities	960	8	—	—	968
Other, net	(1)	(104)	(14)	—	(119)
Net Cash Used by Investing Activities	(3)	(107)	(14)	—	(124)
Cash Flows from Financing Activities:
Purchases of common stock	(519)	—	—	—	(519)
Other, net	(72)	(1)	—	—	(73)
Net Cash Used by Financing Activities	(591)	(1)	—	—	(592)
Cash sweep/funding by parent	437	(424)	(13)	—	—
Net Decrease in Cash and Equivalents	(196)	—	(90)	—	(286)
Cash and Equivalents at Beginning of Period	1,875	—	1,016	—	2,891
Cash and Equivalents at End of Period	$1,679	$—	$926	$—	$2,605

Three Months Ended April 1, 2007
Net Cash Provided by Operating Activities	$(84)	$478	$119	$—	$513
Cash Flows from Investing Activities:
Business acquisitions, net of cash acquired	—	(18)	(280)	—	(298)
Other, net	—	(33)	(10)	—	(43)
Net Cash Used by Investing Activities	—	(51)	(290)	—	(341)
Cash Flows from Financing Activities:
Purchases of common stock	(153)	—	—	—	(153)
Other, net	(17)	(1)	(113)	—	(131)
Net Cash Used by Financing Activities	(170)	(1)	(113)	—	(284)
Cash sweep/funding by parent	283	(426)	143	—	—
Net Decrease in Cash and Equivalents	29	—	(141)	—	(112)
Cash and Equivalents at Beginning of Period	594	—	1,010	—	1,604
Cash and Equivalents at End of Period	$623	$—	$869	$—	$1,492

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

Business Overview

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design and construction; and information systems, technologies and services. The company operates through four business groups – Aerospace, Combat Systems, Marine Systems, and Information Systems and Technology. General Dynamics’ primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate, government and individual buyers of business aircraft. The company operates in two primary markets: defense and business aviation. The majority of the company’s revenues derive from contracts with the U.S. military. The following discussion should be read in conjunction with the company’s 2007 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited Consolidated Financial Statements included herein.

Results of Operations

Consolidated Overview

Three Months Ended	March 30 2008	April 1 2007	Variance
Net sales	$7,005	$6,300	$705	11.2%
Operating earnings	861	681	180	26.4%
Operating margin	12.3%	10.8%

General Dynamics generated strong sales and earnings growth in the first quarter of 2008, as sales were up in three of the company’s four business groups and operating earnings increased in all of the groups. Aerospace and Combat Systems led the sales growth on increased production levels in light of continued strong demand for the company’s business jets and combat vehicle products. Improved operating performance across the company led to increased operating margins in every business group over both the first quarter and fourth quarter of 2007. As a result, the company’s overall operating margins improved 150 basis points compared with the first quarter of 2007.

General and administrative (G&A) expenses as a percentage of net sales for the first three months of 2008 were 6.1 percent compared with 6.2 percent in the same period in 2007. The company expects G&A expenses as a percentage of sales for the full-year 2008 to approximate the full-year 2007 rate of 6.0 percent.

Net cash provided by operating activities from continuing operations was $431, compared with $522 in the first three months of 2007. The company used cash to fund acquisitions and capital expenditures, repurchase its common stock and pay dividends. The company had essentially no net debt

– debt less cash and equivalents and short-term investments – at the end of the first quarter of 2008. Net debt has decreased by $1.3 billion since the first quarter of 2007 after giving effect to approximately $100 spent on acquisitions, more than $870 of share repurchases and approximately $470 of dividends paid during the past 12 months. The company expects to generate cash from operating activities in excess of net earnings for the full-year 2008.

The company’s net interest expense decreased by $7, or 27 percent, from the first quarter of 2007 due to increased interest income on a higher average invested cash balance. The company expects full-year net interest expense of approximately $55 to $65.

The company’s effective tax rate for the three-month period ended March 30, 2008, was 32.2 percent compared with 32.9 percent in the same period in 2007. The company anticipates an effective tax rate of approximately 32.5 percent for the full-year 2008 excluding the potential resolution of tax matters related to prior years. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

The company completed the sale of its coal mining operation in the third quarter of 2007. The company’s reported net earnings include as discontinued operations the operating results of this business prior to the sale in 2007 and final adjustments to the loss on the sale in 2008.

Each of the company’s business groups experienced significant order activity during the first quarter of 2008, generating total new orders of $9.7 billion. As a result, both the funded and total backlog increased in all of the company’s business groups over the fourth quarter of 2007. The company’s total backlog grew 6 percent in the first quarter of 2008 to $49.8 billion, led by 10.7 percent growth in Combat Systems and 8.4 percent growth in Information Systems and Technology. Funded backlog was $40.1 billion as of March 30, 2008, an increase of 8 percent over year-end 2007. The company’s total backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft. Management’s estimate of the potential value to the company of these arrangements, which may be realized over the next 14 years, was approximately $14.6 billion at March 30, 2008, up from $14.5 billion at year-end 2007.

Aerospace

Three Months Ended	March 30 2008	April 1 2007	Variance
Net sales	$1,279	$1,094	$185	16.9%
Operating earnings	236	173	63	36.4%
Operating margin	18.5%	15.8%
Aircraft deliveries (in units):
Green	37	30	7	23.3%
Completion	36	30	6	20.0%

The Aerospace group continued to produce strong sales growth in the first quarter of 2008, generating double-digit year-over-year growth for the fifth consecutive quarter. The primary driver of the increase was higher new-aircraft sales resulting from increases in the group’s aircraft production rate and delivery schedule to meet the significant demand for its aircraft. The increase in unit deliveries included a shift in the mix of new aircraft to include proportionately more mid-size aircraft, resulting in net new aircraft sales growth of 17 percent. Higher aircraft services volume also contributed to the sales growth in the first quarter of 2008, increasing by 24 percent over 2007. Pre-owned aircraft sales declined to $9 in the first quarter of 2008 compared with $21 in the first quarter of 2007.

The group’s operating earnings grew at more than double the rate of sales growth in the first quarter of 2008, resulting in a 270 basis-point increase in operating margins over the first quarter of 2007. Operating earnings grew approximately $48 due to higher new-aircraft and aircraft-services volume. In addition, pricing improvements on the aircraft delivered in the first quarter of 2008 compared with 2007, a favorable mix within the large-cabin aircraft deliveries and, to a lesser extent, labor efficiencies and productivity improvements generated approximately $23 of earnings growth. These factors increased new-aircraft margins by approximately 200 basis points. In addition, the group’s product development and selling costs, which are not incurred evenly over the course of the year, were lower as a percentage of the group’s sales in the first quarter of 2008 than the same period in 2007, increasing the group’s margins by approximately 70 basis points.

The company expects sales growth in the Aerospace group of between 13 and 15 percent for the full-year 2008 based on the planned new aircraft delivery schedule. The company expects the group’s 2008 margins to be above 18 percent in the first half and below 18 percent in the second half based on the projected level and mix of aircraft completions, an anticipated increase in pre-owned aircraft sales and the timing of product development spending.

Combat Systems

Three Months Ended	March 30 2008	April 1 2007	Variance
Net sales	$1,997	$1,568	$429	27.4%
Operating earnings	259	174	85	48.9%
Operating margin	13.0%	11.1%

The Combat Systems group generated significant net sales growth in the first quarter of 2008 over the same period in 2007. The majority of the group’s sales growth in the quarter derived from increased volume in the group’s U.S. military vehicle business. Sales increased more than 50 percent in this business in the first quarter, most notably from a significant increase in volume on the group’s contracts to produce RG-31 and Cougar armored vehicles under the mine-resistant, ambush-protected (MRAP) vehicle program. MRAP emerged as a high-priority acquisition program for the U.S. Marine Corps and Army during 2007, resulting in several contract awards and subsequent significant ramp-up in activity on these contracts over the past three quarters. The group has deliveries of MRAP vehicles scheduled through the third quarter of 2008, at which point the company’s involvement in the program is expected to end.

Sales in the group’s weapons systems business grew 17 percent in the first three months of 2008, resulting primarily from higher deliveries of systems that protect U.S. combat forces from improvised explosive devices. The group’s munitions business also contributed to the sales growth in 2008, generating a 4 percent increase over the first quarter of 2007. Increased sales of large-caliber ammunition products to the Canadian government was the primary driver of the sales growth, while activity on the small-caliber ammunition program with the U.S. government declined in the quarter.

Volume in the group’s European military vehicle business declined 14 percent in the first quarter of 2008. Activity was down on the Leopard battle tank program with the Spanish government and the Piranha wheeled armored vehicle contract with Belgium. This decline was offset in part by increased activity in the group’s mobile bridge business and increased volume on the Pandur II wheeled vehicle contract for Portugal. In December 2007, the Czech Republic cancelled the company’s contract for 199 Pandur II vehicles. The company is in negotiations with the Czech Republic regarding the testing and acceptance of the 17 vehicles that the group has completed and a revised contract for a reduced number of vehicles. The parties signed a memorandum of understanding in the first quarter of 2008 that outlines the next steps in the negotiations. The company does not believe the outcome of the negotiations will have a material effect on the group’s operating results.

The group’s operating-earnings growth significantly outpaced the sales growth in the first quarter of 2008. As a result, the group’s first-quarter margins improved 190 basis points over 2007. The majority of the group’s earnings growth resulted from increased volume and improved performance on the MRAP program. The group’s earnings were also impacted by improved performance across the remainder of the group’s U.S. military vehicle business.

The company expects the group’s quarterly sales volume over the remainder of the year to increase slightly each quarter, taking into effect the anticipated conclusion of the MRAP program and the replacement of this volume with continued growth across the other areas of the group’s portfolio. As a result of this shift in contract mix, the company expects the group’s margin rates over the remainder of 2008 to be lower than the first-quarter level but to exceed the average rate achieved by the group in 2007.

Marine Systems

Three Months Ended	March 30 2008	April 1 2007	Variance
Net sales	$1,378	$1,257	$121	9.6%
Operating earnings	122	98	24	24.5%
Operating margin	8.9%	7.8%

The Marine Systems group produced solid net sales growth in the first three months of 2008 compared to the same period in 2007. Three of the group’s mature ship-production programs for the U.S. Navy – the Virginia-class submarine, the Arleigh Burke-class (DDG-51) destroyer and the T-AKE combat-logistics ship – generated approximately 60 percent of the group’s sales in each period. Combined volume on these three programs increased 7 percent and contributed over 40 percent of the sales growth in the first quarter of 2008. Activity increased on the Virginia-class program as the fourth and final ship of the cost-reimbursable Block I contract was delivered in the first quarter of 2008. Construction is in process on all six ships under the fixed-price Block II contract with deliveries scheduled through 2013. The first Block II ship is scheduled to be delivered in the third quarter of 2008. The company expects to finalize negotiations of an eight-ship Block III contract by the end of 2008.

Volume was also up on the T-AKE program as construction continued on the fifth through eighth of the 10 ships currently under contract. The group is scheduled to deliver the fifth and sixth ships in 2008. Volume on the destroyer program was flat in the first quarter as the group delivered USS Sterett and continued construction on the remaining five ships under contract.

In addition to these mature ship-construction programs, activity increased in the quarter on various ship design and early-stage construction programs in process for the Navy. The group continued construction on the first Littoral Combat Ship, which was approximately 73 percent complete as of the end of the first quarter of 2008, and continued work on the detail design of the DDG-1000 next-generation destroyer. Volume on these two programs generated approximately 35 percent of the group’s sales growth over the first quarter of 2007. Additionally, commercial shipbuilding volume increased in the first quarter of 2008 as construction ramped up on the first two of nine ships under the group’s product-carrier contract. Increased activity on this program contributed over 35 percent of the group’s sales growth in the quarter. Volume on the group’s engineering, repair and overhaul programs for the Navy was steady in the first three months of 2008. The volume increases were offset slightly by lower activity on the group’s SSGN submarine conversion contract, which was substantially complete as of the end of the fourth quarter of 2007.

The Marine Systems group’s operating earnings and margins grew significantly in the first quarter of 2008 compared to 2007. The group has generated substantial operating efficiencies across each of its shipyards, resulting in improved performance on several of its key programs. Increased volume and improved performance on the Virginia-class submarines, the Arleigh Burke destroyers and the T-AKE ships contributed approximately 95 percent of the earnings growth in the quarter. The group’s margins increased 110 basis points in the first quarter of 2008 as a result of the performance improvements on these programs.

The company expects the Marine Systems group’s full-year 2008 sales to increase by between 2 and 3 percent over 2007. The company expects operating margins in the mid-8 percent range based on continued performance improvements tempered by a shift away from the mature production contracts (SSGN, DDG-51) to early-stage design and construction programs (DDG-1000, LCS, product carriers).

Information Systems and Technology

Three Months Ended	March 30 2008	April 1 2007	Variance
Net sales	$2,351	$2,381	$(30)	(1.3)%
Operating earnings	260	250	10	4.0%
Operating margin	11.1%	10.5%

The Information Systems and Technology group’s first-quarter sales declined slightly from 2007 to 2008, as solid performance in portions of the group’s North American defense business was offset by declines in other areas of the group’s portfolio. The group’s tactical communications and core defense information technology (IT) services businesses generated sales growth of 5 percent and 3 percent, respectively, in the quarter. This growth was driven by the group’s support of the U.S. military and intelligence communities around the world, including the following significant programs:

•	Warfighter Information Network – Tactical (WIN-T), which provides warfighters fast, secure, mobile command-and-control capabilities;

•	Common Hardware/Software III (CHS-3), which provides commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other U.S. federal agencies worldwide;

•	Combat Operations Centers (COC), which are mobile command-and-control systems used in Iraq; and

•	Applications ‘N Support for Widely-diverse End-user Requirements (ANSWER), which provides comprehensive IT services to all federal government agencies.

Sales in the group’s United Kingdom operation were down 20 percent as a result of the scheduled transition of the BOWMAN communications program to maintenance and long-term support activities. The company believes the BOWMAN program reached a steady-state level of volume in the first quarter. In addition, the group experienced reduced demand in its commercial wireless markets and continued procurement delays in its intelligence systems business, which experienced a 4 percent decline in sales in the quarter.

The group’s operating earnings improved on strong operational execution despite the decline in volume, resulting in a 60 basis-point improvement in the group’s operating margins over the first quarter of 2007.

Despite the continued decline in activity on the BOWMAN program and uncertainty with respect to continuing pressure on budget priorities from the ongoing conflicts in Iraq and Afghanistan, the company expects modest sales growth in the Information Systems and Technology group over the remainder of 2008. The company expects the group’s operating margins for the full year to be 10 to 20 basis points lower than 2007, with some opportunity for upside based on program performance.

Corporate

Corporate results consist primarily of the company’s stock option expense and a portion of the results of the company’s commercial pension plans. Corporate operating expenses totaled $16 in first quarter 2008 compared with $14 in first quarter 2007. The increase resulted from higher stock option expense. The company expects 2008 stock option expense of approximately $75.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the first quarter of 2008 and fourth quarter of 2007:

March 30, 2008	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$11,802	$650	$12,452	$926	$13,378
Combat Systems	11,116	3,171	14,287	2,292	16,579
Marine Systems	9,552	3,056	12,608	2,272	14,880
Information Systems and Technology	7,582	2,838	10,420	9,142	19,562
Total	$40,052	$9,715	$49,767	$14,632	$64,399

December 31, 2007
Aerospace	$11,591	$665	$12,256	$925	$13,181
Combat Systems	10,824	2,077	12,901	2,347	15,248
Marine Systems	7,621	4,439	12,060	2,513	14,573
Information Systems and Technology	7,158	2,457	9,615	8,721	18,336
Total	$37,194	$9,638	$46,832	$14,506	$61,338

Defense Businesses

The total backlog for the company’s defense businesses represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog represents firm orders that do not meet these criteria. While there is no guarantee that future budgets and appropriations will provide funding for a given program, the company has included in backlog only firm contracts it believes are likely to receive funding. The backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contract awards or unexercised options. The estimated potential contract value represents management’s estimate of the future contract value to the company under these arrangements.

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

Total orders received in the company’s defense businesses during the first quarter of 2008 were over $8 billion. This total reflects a reduction in the value of the Combat Systems group’s Pandur vehicle contract with the Czech Republic based on the company’s current expectation of a revised contract for a reduced number of vehicles. The orders in the first quarter included several notable contract awards.

Combat Systems awards included the following:

•	A multi-year contract from the U.S. Army worth $1.2 billion to upgrade 435 M1A1 Abrams main battle tanks to the M1A2 System Enhancement Package (SEP) Version Two (V2) configuration.

•	$359 from the Army to continue performing contractor logistics support for the Stryker program.

•	Combined orders worth $200 from the Army for Abrams Tank Systems Technical Support, bringing the total contract value to date to over $600.

•	$127 for 186 armored Cougar vehicles and related spares and support under the mine-resistant, ambush-protected (MRAP) vehicle program.

•	$81 for RG-31 support, spares and training under the MRAP vehicle program.

•	$97 from the Marine Corps to continue the system development and demonstration phase of the Expeditionary Fighting Vehicle program.

•	$166 from the Army for the production of Hydra-70 (2.75-inch) rockets. This order brings the total contract value to date to almost $700. The contract has a potential value of over $900.

•	$110 from the Army for the production of small-caliber ammunition. This award brings the total contract value to date to approximately $630.

Marine Systems awards included the following:

•	$1.1 billion in funding from the U.S. Navy for the final fixed-price Block II Virginia-class submarine.

•	$325 from the Navy to purchase long-lead materials for the first Block III Virginia-class submarine.

•	$1.4 billion from the Navy to build the first DDG-1000 Zumwalt-class destroyer.

•	$360 from the Navy for the construction of the 10th T-AKE combat-logistics ship and $100 to purchase long-lead materials for the 11th ship.

Information Systems and Technology awards included the following:

•	$263 for the system development and demonstration of the Integrated Computer System for the Future Combat Systems (FCS) program. This award brings the total contract value to date to over $800.

•

$133 from the Marine Corps to produce units of the next-generation Tactical Data Network (TDN)-Data Distribution Systems-Modular, providing secure, networked communication capabilities for deployed forces. This IDIQ contract has a potential value of $375.

•

$78 from the Army to provide specialized satellite communications earth terminals and support services for Increment One of the Warfighter Information Network-Tactical (WIN-T) program. This contract has a potential value of over $700.

•	$374 from the National Geospatial Intelligence Agency to plan, engineer, design, install, test and operate the agency’s IT infrastructure. This contract has a potential value of $970.

•

An initial $30 order from the Navy to provide systems engineering and program management support to the Aegis Ballistic Missile Defense program. This contract has a potential value of over $190 if all options are exercised.

The company has also received significant contract awards since the end of the first quarter, including a contract award in Information Systems and Technology worth $116 to build the spacecraft for NASA’s Landsat Data Continuity Mission.

Aerospace

The Aerospace funded backlog represents orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace potential contract value represents options to purchase new aircraft. In the first quarter of 2008, the Aerospace group received $1.5 billion in new orders. The group has achieved a book-to-bill ratio (orders divided by sales) greater than one for the past eight consecutive quarters.

In March 2008, the company introduced a new ultra-long-range, large-cabin business jet, the Gulfstream G650. The Aerospace group expects to begin taking orders for this aircraft in the second quarter and anticipates initial deliveries in 2012.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the first three months of 2008. Net cash provided by operating activities was $430 in the first quarter of 2008 compared with $513 in the same period in 2007. While net earnings increased from the first quarter of 2007 to the first quarter of 2008, the company used more cash in the buildup of net working capital in 2008 than in 2007. In particular, the company has experienced delays in collections under its Czech Republic contract while the parties negotiate a revised contract. These factors reduced the company’s cash provided by operating activities in the first quarter of 2008. In addition, first quarter 2007 cash from operations was unusually high due to the collection of receivables from international customers that slipped from the fourth quarter of 2006.

The company ended the first quarter of 2008 with a cash balance of $2.6 billion compared with $2.9 billion at the end of 2007. A portion of the company’s cash balance as of March 30, 2008, represents advance payments against some of the company’s non-U.S. contracts. The company intends to use this cash to fund the operations of its non-U.S. subsidiaries in the fulfillment of these contracts.

As discussed further in Note J to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at March 30, 2008. If this were the outcome, the government contends the company would owe approximately $1.4 billion pretax. The company’s after-tax cash obligation would be approximately $675. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Net cash used for investing activities was $124 for the three-month period ended March 30, 2008, compared with $341 in the same period in 2007. The primary uses of cash in investing activities were business acquisitions and capital expenditures. As discussed further in Note B to the unaudited Consolidated Financial Statements, in the first three months of 2008, the company completed one acquisition for approximately $65 in cash. In the first three months of 2007, the company completed two acquisitions for an aggregate of approximately $300 in cash. The company used cash on hand to fund these acquisitions. The company expects full-year capital expenditures to be between 1.5 and 2 percent of net sales.

Financing Activities

Financing activities used net cash of $592 in the first three months of 2008 compared with $284 in the same period in 2007. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

There were no significant debt repayments in the first three months of 2008 or 2007. In the second quarter of 2008, $500 of the company’s fixed-rate debt is scheduled to mature. In addition, $170 of the company’s senior notes and term debt matures in the second half of 2008. The company expects to use cash on hand to repay this indebtedness on maturity.

On March 5, 2008, the company’s board of directors declared an increase in the company’s regular quarterly dividend to $0.35 per share – the 11th consecutive annual increase. The board had previously increased the regular quarterly dividend to $0.29 per share in March 2007.

In the first three months of 2008, the company repurchased approximately 6.3 million shares at an average price of about $83 per share. In the first three months of 2007, the company repurchased approximately 2 million shares at an average price of about $76 per share. As of March 30, 2008, the company had 3.3 million remaining shares authorized for repurchase, approximately 1 percent of its total shares outstanding.

Free Cash Flow

Free cash flow from operations for the first three months of 2008 was $346 compared with $469 for the same period in 2007. Management defines free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing its common stock and paying dividends. The company uses free cash flow from operations to assess the quality of its earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the unaudited Consolidated Statement of Cash Flows:

Three Months Ended	March 30 2008	April 1 2007
Net cash provided by operating activities from continuing operations	$431	$522
Capital expenditures	(85)	(53)
Free cash flow from operations	$346	$469
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	75%	119%
Free cash flow from operations	60%	107%

Free cash flow in the first quarter of 2007 was unusually high for a first quarter due to the collection of significant receivables from international customers that slipped from the fourth quarter of 2006. With free cash flow from operations projected to approximate earnings from continuing operations for the full-year 2008, General Dynamics expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

Additional Financial Information

Environmental Matters and Other Contingencies

For a discussion of environmental matters and other contingencies, see Note J to the unaudited Consolidated Financial Statements. The company does not expect its aggregate liability with respect to these matters to have a material impact on its results of operations, financial condition or cash flows.

Application of Critical Accounting Policies

Management’s Discussion and Analysis of the company’s Financial Condition and Results of Operations is based on the company’s unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to long-term contracts and programs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

As discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Financial Accounting Standards Board (FASB) is in the process of issuing a standard on the hierarchy of GAAP. The standard, as drafted in 2007, would have eliminated the company’s ability to use the reallocation, or prospective, method of accounting for changes in contract estimates at completion. However, in the first quarter of 2008 the FASB modified the standard, and as a result, the company will be able to continue to apply the prospective method of accounting for contract changes. For a full discussion of the company’s critical accounting policies, see the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

New Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133. SFAS 161 expands and enhances required disclosures related to derivatives and hedging instruments. SFAS 161 is effective in the first quarter of 2009. The company does not expect the adoption of SFAS 161 to have a material effect on its results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective in the first quarter of 2009. The company does not expect the adoption of SFAS 160 to have a material impact on its results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141R changes the requirements for accounting for business combinations, including the determination of purchase price and assignment of purchase price to acquired assets and liabilities. SFAS 141R is effective for acquisitions that are completed in the first quarter of 2009 and beyond. The company is currently analyzing the expected impact of the adoption of this standard for future acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of March 30, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 30, 2008, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended March 30, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note J to the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the company’s first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Pursuant to Share Buyback Program

1/01/08 - 1/27/08	1,602,100	$84.04	2,046,900	7,953,100
1/28/08 - 2/24/08	2,908,100	$82.86	4,955,000	5,045,000
2/25/08 - 3/30/08	1,741,900	$82.12	6,696,900	3,303,100

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (2)

1/01/08 - 1/27/08	215,792	$88.18

Total	6,467,892	$83.13

(1)

On December 5, 2007, the board of directors authorized management to repurchase up to 10 million shares of common stock in the open market. Unless terminated earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

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

The company did not make any unregistered sales of equity securities in the first quarter.

ITEM 6. EXHIBITS

10.1	2008 Compensation Arrangements for Named Executive Officers

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: May 6, 2008