Form 10-Q
period 2008-06-29
GENERAL DYNAMICS CORP
filed 2008-08-05
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

397,260,758 shares of the registrant’s common stock, $1 par value per share, were outstanding at July 27, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) June 29 2008	December 31 2007
ASSETS
Current assets:
Cash and equivalents	$2,740	$2,891
Accounts receivable	2,962	2,874
Contracts in process	4,505	4,337
Inventories	1,672	1,621
Other current assets	569	575
Total current assets	12,448	12,298
Noncurrent assets:
Property, plant and equipment, net	2,546	2,472
Intangible assets, net	920	972
Goodwill	8,986	8,942
Other assets	1,189	1,049
Total noncurrent assets	13,641	13,435
Total assets	$26,089	$25,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$172	$673
Accounts payable	2,115	2,318
Customer advances and deposits	3,776	3,440
Other current liabilities	2,643	2,733
Total current liabilities	8,706	9,164
Noncurrent liabilities:
Long-term debt	2,117	2,118
Other liabilities	3,082	2,683
Commitments and contingencies (See Note J)
Total noncurrent liabilities	5,199	4,801
Shareholders’ equity:
Common stock	482	482
Surplus	1,255	1,141
Retained earnings	12,313	11,379
Treasury stock	(2,545)	(1,881)
Accumulated other comprehensive income	679	647
Total shareholders’ equity	12,184	11,768
Total liabilities and shareholders’ equity	$26,089	$25,733

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	June 29 2008	July 1 2007
Net sales:
Products	$5,104	$4,500
Services	2,199	2,091
	7,303	6,591
Operating costs and expenses:
Products	4,404	3,959
Services	1,978	1,872
	6,382	5,831
Operating earnings	921	760
Interest, net	(12)	(21)
Other, net	—	1
Earnings from continuing operations before income taxes	909	740

Provision for income taxes, net	268	222
Earnings from continuing operations	641	518

Discontinued operations, net of tax	—	(5)

Net earnings	$641	$513

Earnings per share
Basic:
Continuing operations	$1.61	$1.28
Discontinued operations	—	(0.01)
Net earnings	$1.61	$1.27
Diluted:
Continuing operations	$1.60	$1.27
Discontinued operations	—	(0.01)
Net earnings	$1.60	$1.26

Supplemental information:
General and administrative expenses included in operating costs and expenses	$451	$417
Dividends per share	$0.35	$0.29

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Six Months Ended
(Dollars in millions, except per share amounts)	June 29 2008	July 1 2007
Net sales:
Products	$9,964	$8,841
Services	4,344	4,050
	14,308	12,891
Operating costs and expenses:
Products	8,614	7,805
Services	3,912	3,645
	12,526	11,450
Operating earnings	1,782	1,441
Interest, net	(31)	(47)
Other, net	3	2
Earnings from continuing operations before income taxes	1,754	1,396

Provision for income taxes, net	540	438
Earnings from continuing operations	1,214	958

Discontinued operations, net of tax	(1)	(11)

Net earnings	$1,213	$947

Earnings per share
Basic:
Continuing operations	$3.04	$2.36
Discontinued operations	—	(0.03)
Net earnings	$3.04	$2.33
Diluted:
Continuing operations	$3.01	$2.34
Discontinued operations	—	(0.03)
Net earnings	$3.01	$2.31

Supplemental information:
General and administrative expenses included in operating costs and expenses	$881	$810
Dividends per share	$0.70	$0.58

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(Dollars in millions)	June 29 2008	July 1 2007
Cash flows from operating activities:
Net earnings	$1,213	$947
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	146	132
Amortization of intangible assets	67	75
Stock-based compensation expense	50	41
Excess tax benefit from stock-based compensation	(24)	(26)
Deferred income tax provision	26	53
Discontinued operations, net of tax	1	11
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(83)	(186)
Contracts in process	(163)	(188)
Inventories	(73)	(100)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(207)	(159)
Customer advances and deposits	548	417
Other current liabilities	(27)	(54)
Other, net	(18)	(36)
Net cash provided by operating activities from continuing operations	1,456	927
Net cash used by discontinued operations - operating activities	(5)	(8)
Net cash provided by operating activities	1,451	919
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,247)	(48)
Sales/maturities of available-for-sale securities	1,186	42
Capital expenditures	(200)	(166)
Business acquisitions, net of cash acquired	(66)	(299)
Proceeds from sale of assets, net	30	93
Other, net	1	(1)
Net cash used by investing activities	(296)	(379)
Cash flows from financing activities:
Purchases of common stock	(660)	(153)
Repayment of fixed-rate notes	(500)	—
Dividends paid	(257)	(210)
Proceeds from option exercises	89	102
Excess tax benefit from stock-based compensation	24	26
Other, net	(2)	(115)
Net cash used by financing activities	(1,306)	(350)
Net (decrease)/increase in cash and equivalents	(151)	190
Cash and equivalents at beginning of period	2,891	1,604
Cash and equivalents at end of period	$2,740	$1,794
Supplemental cash flow information:
Cash payments for:
Income taxes	$516	$365
Interest	$66	$64

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Operating results for the three- and six-month periods ended June 29, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of the company’s results for the three- and six-month periods ended June 29, 2008, and July 1, 2007.

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

B.	Acquisitions, Intangible Assets and Goodwill

General Dynamics acquired Integrated Defense Systems, Inc. (IDSI), of Glen Rock, Pennsylvania, on February 29, 2008, for approximately $65 in cash. IDSI produces advanced filtering technologies and broadband power amplifiers for tactical communications applications for military and other government customers. IDSI is included in the Information Systems and Technology group.

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

General Dynamics funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included with the company’s results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the IDSI acquisition were still preliminary at June 29, 2008. The company is in the process of identifying and valuing intangible and other assets acquired. The completion of these analyses could result in an increase or decrease to the preliminary value assigned to these acquired assets, as well as to future periods’ amortization expense. The company expects the analyses to be completed by the third quarter of 2008 without any material adjustments.

Intangible assets consisted of the following:

	June 29 2008			December 31 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,372	$(557)	$815	$1,366	$(504)	$862
Other intangible assets	324	(219)	105	316	(206)	110
Total intangible assets	$1,696	$(776)	$920	$1,682	$(710)	$972

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. The company amortizes these assets over 6 to 40 years. The weighted-average amortization life of these assets as of June 29, 2008, was 17 years. Other intangible assets consist primarily of aircraft product design and customer lists, amortized over 9 and 21 years, respectively, and software and licenses, amortized over 6 to 24 years. The company amortizes intangible assets on a straight-line basis unless the pattern of usage indicates an alternative method is more representative of the usage of the asset.

Amortization expense was $34 and $67 for the three- and six-month periods ended June 29, 2008, and $36 and $75 for the three- and six-month periods ended July 1, 2007. The company expects to record annual amortization expense over the next five years as follows:

2009	$130
2010	$126
2011	$119
2012	$115
2013	$85

The changes in the carrying amount of goodwill by business group for the six months ended June 29, 2008, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2007	$355	$2,308	$185	$6,094	$8,942
Acquisitions (a)	1	—	(2)	42	41
Other (b)	—	5	—	(2)	3
June 29, 2008	$356	$2,313	$183	$6,134	$8,986

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for foreign currency translation.

C.	Earnings per Share and Comprehensive Income

Earnings per Share

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29 2008	July 1 2007	June 29 2008	July 1 2007
Basic weighted average shares outstanding	398,491	405,150	399,625	405,373
Dilutive effect of stock options and restricted stock	3,280	3,750	3,189	3,795
Diluted weighted average shares outstanding	401,771	408,900	402,814	409,168

Comprehensive Income

The company’s comprehensive income was $628 and $1,245 for the three- and six-month periods ended June 29, 2008, respectively, and $590 and $1,033 for the three- and six-month periods ended July 1, 2007, respectively. The primary components of the company’s comprehensive income are net earnings and foreign currency translation adjustment.

D.	Fair Value of Financial Instruments

On January 1, 2008, the company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, with respect to its financial assets and liabilities. SFAS 157 defines “fair value” in the context of accounting and financial reporting and establishes a framework for measuring fair value under GAAP. SFAS 157 is effective for the company’s non-financial assets and liabilities on January 1, 2009. The company did not have any significant assets or liabilities measured at fair value as of June 29, 2008, that have not been accounted for under SFAS 157. The following is a summary of the assets and liabilities recorded at fair value on the Consolidated Balance Sheet as of June 29, 2008:

Fair Value
Marketable securities	$226
Derivative financial instruments	(63)

The fair value of each of the assets and liabilities above was determined using quoted market prices in active markets for identical instruments.

E.	Contracts in Process

Contracts in process represents recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed. Contracts in process consisted of the following:

	June 29 2008	December 31 2007
Contract costs and estimated profits	$12,034	$11,224
Other contract costs	1,169	1,200
	13,203	12,424
Less advances and progress payments	8,698	8,087
Total contracts in process	$4,505	$4,337

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $60 as of June 29, 2008, and $20 as of December 31, 2007. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable. Contract costs as of June 29, 2008, also included approximately $245 associated with the company’s contract to provide Pandur II wheeled vehicles to the Czech Republic. In the second quarter of 2008, the company entered into a memorandum of understanding and a testing agreement with the Czech Republic regarding the testing and acceptance of 17 Pandur II vehicles completed by the company under a contract for 199 vehicles. These agreements are part of ongoing negotiations between the company and the Czech Republic following a notice of termination delivered by the customer in December 2007. The parties are negotiating a revised contract for the purchase of 107 vehicles, including the 17 completed vehicles, and the company expects to recover the June 29, 2008, contracts-in-process balance over the course of the revised contract.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to government contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The company expects to bill substantially all of its June 29, 2008, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

F.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	June 29 2008	December 31 2007
Work in process	$828	$774
Raw materials	812	804
Pre-owned aircraft	—	30
Other	32	13
Total inventories	$1,672	$1,621

G.	Debt

Debt consisted of the following:

	Interest Rate	June 29 2008	December 31 2007
Fixed-rate notes due:
May 2008	3.000%	$—	$500
August 2010	4.500%	699	699
May 2013	4.250%	999	999
August 2015	5.375%	400	400
Senior notes due September 2008	6.320%	150	150
Term debt due December 2008	7.500%	20	20
Other	Various	21	23
Total debt		2,289	2,791
Less current portion		172	673
Long-term debt		$2,117	$2,118

As of June 29, 2008, General Dynamics had outstanding $2.1 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended. The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note M for condensed consolidating financial statements.

The senior notes are privately placed U.S. dollar-denominated notes issued by one of the company’s Canadian subsidiaries. Interest is payable semiannually at an annual rate of 6.32 percent until maturity in September 2008. The subsidiary has a currency swap that fixes both the interest payments and principal at maturity of these notes. As of June 29, 2008, the fair value of this currency swap was a $67 liability, which offset the effect of changes in the currency exchange rate on the related debt. The senior notes are backed by a parent company guarantee.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. The company made a final annual sinking fund payment of $5 in December 2007. A final semiannual interest payment is due at maturity in December at a rate of 7.5 percent annually.

As of June 29, 2008, and December 31, 2007, the company had no commercial paper outstanding but maintains the ability to access the market. The company has approximately $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2009 and a $975 multiyear facility expiring in December 2011. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities aggregating approximately $960.

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of June 29, 2008.

H.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	June 29 2008	December 31 2007
Retirement benefits	$592	$585
Salaries and wages	588	571
Workers’ compensation	522	534
Other (a)	941	1,043
Total other current liabilities	$2,643	$2,733
Customer deposits on commercial contracts (b)	$1,053	$707
Deferred U.S. federal income taxes	967	970
Retirement benefits	559	499
Other (c)	503	507
Total other liabilities	$3,082	$2,683

(a)	Consists primarily of income taxes payable, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	The increase in customer deposits resulted from significant order activity in the Aerospace group, including orders for the new ultra-large-cabin, ultra-long-range G650 aircraft.

(c)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	Income Taxes

The company’s net deferred tax liability was included in the Consolidated Balance Sheet as follows:

	June 29 2008	December 31 2007
Current deferred tax asset	$84	$94
Current deferred tax liability	(27)	(22)
Noncurrent deferred tax asset	20	11
Noncurrent deferred tax liability	(993)	(997)
Net deferred tax liability	$(916)	$(914)

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to the litigation on June 23, 2004. The suit seeks recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the issues in the case. The court held that the company could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note J for more information regarding the A-12 contract.) In the second quarter of 2008, the company reached a settlement with the government, which has been approved by the Joint Committee on Taxation of the Congress.

As a result of the settlement, the company expects to receive a refund of $35, including after-tax interest. Accordingly, the company reduced its tax provision in the second quarter of 2008 by $35 (or $0.09 per share).

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

With respect to income tax uncertainties, the company believes that the total amount of unrecognized tax benefits as of June 29, 2008, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of June 29, 2008, if recognized, would not have a material impact on its effective tax rate. The company further believes, based on all known facts and circumstances and current tax law, that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

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

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at June 29, 2008. This would result in a liability for the company of approximately $1.4 billion pretax. The company’s after-tax charge would be approximately $765, or $1.90 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $680. The company believes it has sufficient resources to satisfy its obligation if required.

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

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion at June 29, 2008. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

The changes in the carrying amount of warranty liabilities for the six-month periods ended June 29, 2008, and July 1, 2007, were as follows:

	Six Months Ended
	June 29 2008	July 1 2007
Beginning balance	$237	$219
Warranty expense	35	32
Payments	(22)	(25)
Reclassification	(38)	—
Ending balance*	$212	$226

*	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

K.	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and six-month periods ended June 29, 2008, and July 1, 2007, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	June 29 2008	July 1 2007	June 29 2008	July 1 2007
Service cost	$51	$53	$4	$4
Interest cost	111	104	17	16
Expected return on plan assets	(149)	(139)	(7)	(6)
Recognized net actuarial loss	1	3	—	1
Amortization of prior service cost	(12)	(11)	—	—
Net periodic cost	$2	$10	$14	$15

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	June 29 2008	July 1 2007	June 29 2008	July 1 2007
Service cost	$102	$106	$8	$8
Interest cost	222	208	33	32
Expected return on plan assets	(298)	(277)	(14)	(13)
Recognized net actuarial loss	2	6	—	3
Amortization of prior service cost	(24)	(23)	1	1
Amortization of transition obligation	—	—	1	1
Net periodic cost	$4	$20	$29	$32

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

Summary operating results for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	June 29 2008	July 1 2007	June 29 2008	July 1 2007
Aerospace	$1,329	$1,208	$240	$199
Combat Systems	2,015	1,712	282	191
Marine Systems	1,394	1,272	127	112
Information Systems and Technology	2,565	2,399	292	269
Corporate*	—	—	(20)	(11)
	$7,303	$6,591	$921	$760

	Net Sales		Operating Earnings
Six Months Ended	June 29 2008	July 1 2007	June 29 2008	July 1 2007
Aerospace	$2,608	$2,302	$476	$372
Combat Systems	4,012	3,280	541	365
Marine Systems	2,772	2,529	249	210
Information Systems and Technology	4,916	4,780	552	519
Corporate*	—	—	(36)	(25)
	$14,308	$12,891	$1,782	$1,441

*	Corporate operating results include the company’s stock option expense and a portion of the operating results of the company’s commercial pension plans.

M.	Condensed Consolidating Financial Statements

The fixed-rate notes described in Note G are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain 100-percent-owned subsidiaries of General Dynamics Corporation (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis.

Condensed Consolidating Statement of Earnings

Three Months Ended June 29, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net sales	$—	$6,428	$875	$—	$7,303
Cost of sales	—	5,218	713	—	5,931
General and administrative expenses	20	373	58	—	451
Operating earnings	(20)	837	104	—	921
Interest expense	(28)	—	(5)	—	(33)
Interest income	11	1	9	—	21
Other, net	(1)	—	1	—	—
Earnings before income taxes	(38)	838	109	—	909
Provision for income taxes	(46)	289	25	—	268
Equity in net earnings of subsidiaries	633	—	—	(633)	—
Net earnings	$641	$549	$84	$(633)	$641

Three Months Ended July 1, 2007
Net sales	$—	$5,727	$864	$—	$6,591
Cost of sales	(6)	4,710	710	—	5,414
General and administrative expenses	17	349	51	—	417
Operating earnings	(11)	668	103	—	760
Interest expense	(29)	(1)	(4)	—	(34)
Interest income	4	—	9	—	13
Other, net	—	1	—	—	1
Earnings from continuing operations before income taxes	(36)	668	108	—	740
Provision for income taxes	(35)	225	32	—	222
Discontinued operations, net of tax	—	(5)	—	—	(5)
Equity in net earnings of subsidiaries	514	—	—	(514)	—
Net earnings	$513	$438	$76	$(514)	$513

Condensed Consolidating Statement of Earnings

Six Months Ended June 29, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net sales	$—	$12,426	$1,882	$—	$14,308
Cost of sales	—	10,099	1,546	—	11,645
General and administrative expenses	36	721	124	—	881
Operating earnings	(36)	1,606	212	—	1,782
Interest expense	(61)	—	(10)	—	(71)
Interest income	23	2	15	—	40
Other, net	1	1	1	—	3
Earnings from continuing operations before income taxes	(73)	1,609	218	—	1,754
Provision for income taxes	(64)	552	52	—	540
Discontinued operations, net of tax	—	(1)	—	—	(1)
Equity in net earnings of subsidiaries	1,222	—	—	(1,222)	—
Net earnings	$1,213	$1,056	$166	$(1,222)	$1,213

Six Months Ended July 1, 2007
Net sales	$—	$11,230	$1,661	$—	$12,891
Cost of sales	(5)	9,262	1,383	—	10,640
General and administrative expenses	30	680	100	—	810
Operating earnings	(25)	1,288	178	—	1,441
Interest expense	(57)	(2)	(7)	—	(66)
Interest income	7	—	12	—	19
Other, net	—	1	1	—	2
Earnings from continuing operations before income taxes	(75)	1,287	184	—	1,396
Provision for income taxes	(60)	438	60	—	438
Discontinued operations, net of tax	—	(11)	—	—	(11)
Equity in net earnings of subsidiaries	962	—	—	(962)	—
Net earnings	$947	$838	$124	$(962)	$947

Condensed Consolidating Balance Sheet

June 29, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,898	$—	$842	$—	$2,740
Accounts receivable	—	1,635	1,327	—	2,962
Contracts in process	413	2,938	1,154	—	4,505
Inventories
Work in process	—	811	17	—	828
Raw materials	—	782	30	—	812
Other	—	24	8	—	32
Other current assets	264	75	230	—	569
Total current assets	2,575	6,265	3,608	—	12,448
Noncurrent assets:
Property, plant and equipment	129	3,989	812	—	4,930
Accumulated depreciation of PP&E	(27)	(1,976)	(381)	—	(2,384)
Intangible assets and goodwill	—	8,849	1,833	—	10,682
Accumulated amortization of intangible assets	—	(635)	(141)	—	(776)
Other assets	627	419	143	—	1,189
Investment in subsidiaries	21,145	—	—	(21,145)	—
Total noncurrent assets	21,874	10,646	2,266	(21,145)	13,641
Total assets	$24,449	$16,911	$5,874	$(21,145)	$26,089
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$22	$150	$—	$172
Liabilities of discontinued operations	—	41	—	—	41
Other current liabilities	545	5,224	2,724	—	8,493
Total current liabilities	545	5,287	2,874	—	8,706
Noncurrent liabilities:
Long-term debt	2,098	11	8	—	2,117
Other liabilities	402	2,326	354	—	3,082
Total noncurrent liabilities	2,500	2,337	362	—	5,199
Intercompany	9,220	(8,996)	(454)	230	—
Shareholders’ equity:
Common stock, including surplus	1,737	6,131	1,526	(7,657)	1,737
Retained earnings	12,313	12,243	1,083	(13,326)	12,313
Other shareholders’ equity	(1,866)	(91)	483	(392)	(1,866)
Total shareholders’ equity	12,184	18,283	3,092	(21,375)	12,184
Total liabilities and shareholders’ equity	$24,449	$16,911	$5,874	$(21,145)	$26,089

Condensed Consolidating Balance Sheet

December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,875	$—	$1,016	$—	$2,891
Accounts receivable	—	1,648	1,226	—	2,874
Contracts in process	418	2,872	1,047	—	4,337
Inventories
Work in process	—	766	8	—	774
Raw materials	—	777	27	—	804
Pre-owned aircraft	—	30	—	—	30
Other	—	16	(3)	—	13
Assets of discontinued operations	—	3	—	—	3
Other current assets	281	80	211	—	572
Total current assets	2,574	6,192	3,532	—	12,298
Noncurrent assets:
Property, plant and equipment	128	3,834	767	—	4,729
Accumulated depreciation of PP&E	(24)	(1,882)	(351)	—	(2,257)
Intangible assets and goodwill	—	8,793	1,831	—	10,624
Accumulated amortization of intangible assets	—	(585)	(125)	—	(710)
Other assets	548	420	81	—	1,049
Investment in subsidiaries	19,884	—	—	(19,884)	—
Total noncurrent assets	20,536	10,580	2,203	(19,884)	13,435
Total assets	$23,110	$16,772	$5,735	$(19,884)	$25,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$22	$151	$—	$673
Liabilities of discontinued operations	—	46	—	—	46
Other current liabilities	500	5,149	2,796	—	8,445
Total current liabilities	1,000	5,217	2,947	—	9,164
Noncurrent liabilities:
Long-term debt	2,098	12	8	—	2,118
Other liabilities	407	1,963	313	—	2,683
Total noncurrent liabilities	2,505	1,975	321	—	4,801
Intercompany	7,837	(7,631)	(461)	255	—
Shareholders’ equity:
Common stock, including surplus	1,623	6,100	1,546	(7,646)	1,623
Retained earnings	11,379	11,195	950	(12,145)	11,379
Other shareholders’ equity	(1,234)	(84)	432	(348)	(1,234)
Total shareholders’ equity	11,768	17,211	2,928	(20,139)	11,768
Total liabilities and shareholders’ equity	$23,110	$16,772	$5,735	$(19,884)	$25,733

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 29, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(46)	$1,513	$(16)	$—	$1,451
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,187)	(27)	(33)	—	(1,247)
Sales/maturities of available-for-sale securities	1,163	23	—	—	1,186
Other, net	(1)	(207)	(27)	—	(235)
Net cash used by investing activities	(25)	(211)	(60)	—	(296)
Cash flows from financing activities:
Purchases of common stock	(660)	—	—	—	(660)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(257)	—	—	—	(257)
Other, net	113	(1)	(1)	—	111
Net cash used by financing activities	(1,304)	(1)	(1)	—	(1,306)
Cash sweep/funding by parent	1,398	(1,301)	(97)	—	—
Net decrease in cash and equivalents	23	—	(174)	—	(151)
Cash and equivalents at beginning of period	1,875	—	1,016	—	2,891
Cash and equivalents at end of period	$1,898	$—	$842	$—	$2,740

Six Months Ended July 1, 2007
Net cash provided by operating activities	$(191)	$1,036	$74	$—	$919
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(18)	(281)	—	(299)
Other, net	37	(95)	(22)	—	(80)
Net cash used by investing activities	37	(113)	(303)	—	(379)
Cash flows from financing activities:
Dividends paid	(210)	—	—	—	(210)
Purchases of common stock	(153)	—	—	—	(153)
Other, net	128	(1)	(114)	—	13
Net cash used by financing activities	(235)	(1)	(114)	—	(350)
Cash sweep/funding by parent	630	(922)	292	—	—
Net increase in cash and equivalents	241	—	(51)	—	190
Cash and equivalents at beginning of period	594	—	1,010	—	1,604
Cash and equivalents at end of period	$835	$—	$959	$—	$1,794

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

Results of Operations

Consolidated Overview

Three Months Ended	June 29 2008	July 1 2007	Variance
Net sales	$7,303	$6,591	$712	10.8%
Operating earnings	921	760	161	21.2%
Operating margin	12.6%	11.5%

Six Months Ended	June 29 2008	July 1 2007	Variance
Net sales	$14,308	$12,891	$1,417	11.0%
Operating earnings	1,782	1,441	341	23.7%
Operating margin	12.5%	11.2%

General Dynamics produced strong net sales growth in the second quarter and first six months of 2008, and operating earnings increased at double the rate of sales growth in both periods. Increased production activity and improved operating performance across the company led to increased sales, operating earnings and margins in each of the company’s four business groups in the second quarter and first half of 2008 over the same periods in 2007. The Aerospace and Combat Systems groups have produced the most significant sales and earnings growth to-date in 2008. The company’s overall operating margins improved 110 basis points in the second quarter and 130 basis points in the first half of 2008.

General and administrative (G&A) expenses as a percentage of net sales for the first half of 2008 were 6.2 percent compared with 6.3 percent in the same period in 2007. The company expects G&A expenses as a percentage of sales for the full-year 2008 to approximate the full-year 2007 rate of 6.0 percent.

Net cash provided by operating activities from continuing operations was $1.5 billion, compared with $927 in the first six months of 2007. The company used cash to repurchase its common stock, pay dividends, repay maturing debt, and fund acquisitions and capital expenditures. The company’s net debt – debt less cash and equivalents and short-term investments – was a net cash surplus of $571 at the end of the second quarter of 2008 compared with net debt of $995 at second quarter 2007. The company achieved this $1.6 billion improvement after deploying approximately $100 on acquisitions, more than $1 billion of share repurchases and approximately $490 of dividends paid during the past 12 months. The company expects to generate cash from operating activities well in excess of net earnings for the full-year 2008.

The company’s net interest expense in the first half of 2008 decreased by $16, or 34 percent, from the first six months of 2007 due to additional interest income on a higher average invested cash balance. The company expects full-year net interest expense of approximately $55 to $60.

The company’s effective tax rate for the six-month period ended June 29, 2008, was 30.8 percent compared with 31.4 percent in the same period in 2007. In the second quarter of 2008, the Joint Committee on Taxation of the Congress approved a proposed settlement between the company and the U.S. Department of Justice related to a tax refund suit. This resulted in a $35 – or approximately $0.09 per-share – benefit in the second quarter, which reduced the tax rate for the first half of 2008 by 200 basis points. In the first half of 2007, the effective tax rate was impacted favorably by the resolution of the company’s 2003-2004 federal income tax audit. This settlement resulted in an $18, or $0.05 per-share benefit, which reduced the effective tax rate in the first half of 2007 by 130 basis points. The company anticipates an effective tax rate of approximately 31.5 percent for the full-year 2008 including the effect of the second-quarter settlement. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

The company completed the sale of its coal mining operation in the third quarter of 2007. The company’s reported net earnings include as discontinued operations the operating results of this business prior to the sale in 2007 and final adjustments to the loss on the sale in 2008.

The company generated total new orders of $12.3 billion in the second quarter of 2008, resulting in significant growth in the company’s backlog. The company’s total backlog was $55.3 at the end of the second quarter of 2008, up 11 percent over the first quarter of 2008. Funded backlog grew 13 percent to $45.2 billion as of June 29, 2008. The increase in total and funded backlog was due to strong order activity across the company, with particularly significant orders in the Aerospace group following the introduction of the new Gulfstream G650 business jet in the quarter. Total and funded backlog in the company’s defense businesses decreased slightly in the second quarter of 2008 due to the timing of a number of key awards, which were delayed past the end of the quarter. The company’s total backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft. Management’s estimate of this potential contract value, which may be realized by the company over the next 14 years, was approximately $17.4 billion at the end of the second quarter 2008, up 19 percent from $14.6 billion at the end of the first quarter.

Aerospace

Three Months Ended	June 29 2008	July 1 2007	Variance
Net sales	$1,329	$1,208	$121	10.0%
Operating earnings	240	199	41	20.6%
Operating margin	18.1%	16.5%
Aircraft deliveries (in units):
Green	39	36	3	8.3%
Completion	40	36	4	11.1%

Six Months Ended	June 29 2008	July 1 2007	Variance
Net sales	$2,608	$2,302	$306	13.3%
Operating earnings	476	372	104	28.0%
Operating margin	18.3%	16.2%
Aircraft deliveries (in units):
Green	76	66	10	15.2%
Completion	76	66	10	15.2%

The Aerospace group generated substantial net sales growth in the second quarter and first six months of 2008 compared with the same prior-year periods. The group continued to increase its aircraft production schedule to fill its growing order backlog and delivered more green and completed aircraft in 2008 compared with 2007. As a result, new aircraft sales grew 12 percent in the second quarter and 15 percent in the first half of 2008. Higher aircraft services volume also contributed to the sales growth, increasing 8 percent in the second quarter and 16 percent in the first half of 2008. Pre-owned aircraft sales were $8 in the second quarter and $17 in the first six months of 2008 compared with $22 and $43 in the second quarter and first half of 2007, respectively.

The group’s operating earnings increased at more than double the rate of sales growth in the second quarter and first six months of 2008. Operating earnings grew approximately $33 in the second quarter of 2008 as a result of higher new-aircraft and aircraft-services volume. In the first half of 2008, increased new-aircraft and aircraft-services volume contributed $81 of the earnings growth. Improved pricing and a favorable mix of aircraft delivered in 2008 compared with 2007, as well as continued labor efficiencies and productivity improvements, further contributed to the group’s increased earnings in 2008. These factors generated approximately $33 and $56 of earnings growth in the second quarter and first six months of 2008, respectively. Increased selling costs related to strong order activity and higher product-development expenses due to the timing of the group’s spending resulted in significantly higher G&A costs in 2008 compared to 2007. The increases in these costs reduced the group’s earnings growth by approximately $26 in the second quarter and $33 in the first six months of 2008.

The group’s operating margins increased 160 basis points in the second quarter and 210 basis points in the first half of the year over the same periods in 2007. The increased margins resulted primarily from improved pricing on the units delivered in 2008 compared with 2007, as well as a favorable mix of deliveries, particularly within the large-cabin aircraft. The group’s selling and product-development costs as a percentage of sales were higher in 2008. This offset the growth in the group’s margins by approximately 130 basis points in the quarter and 30 basis points year-to-date.

The company expects sales growth in the Aerospace group of between 13 and 14 percent for the full-year 2008 based on the planned new-aircraft delivery schedule. The company expects the group’s full-year margins to be in the mid-18 percent range based on the projected mix of aircraft deliveries and operational efficiencies realized to date.

Combat Systems

Three Months Ended	June 29 2008	July 1 2007	Variance
Net sales	$2,015	$1,712	$303	17.7%
Operating earnings	282	191	91	47.6%
Operating margin	14.0%	11.2%

Six Months Ended	June 29 2008	July 1 2007	Variance
Net sales	$4,012	$3,280	$732	22.3%
Operating earnings	541	365	176	48.2%
Operating margin	13.5%	11.1%

The Combat Systems group’s net sales increased significantly in the second quarter and first half of 2008 compared with 2007. Approximately 75 and 85 percent of the group’s sales growth in the second quarter and first half of 2008, respectively, resulted from increased volume in the group’s U.S. military vehicle business. Sales grew 24 percent in this business in the second quarter and 37 percent in the first half of 2008 compared with the same prior-year periods. The group’s contracts to produce RG-31 and Cougar armored vehicles under the mine-resistant, ambush-protected (MRAP) vehicle program were the primary driver of the sales growth. The group expects sales under this program to decline significantly in the second half as it completes the scheduled deliveries under its current contracts. A follow-on contract awarded in July 2008 is expected to extend deliveries of RG-31s under this program beginning in December 2008 and continuing until April 2009. Increased activity on a number of the company’s long-term platform programs also contributed to the group’s sales growth. These included several contracts in support of the Abrams main battle tank, most notably the System Enhancement Package (SEP) upgrade and the M1A1 reset programs.

Sales in the group’s weapons systems business were steady in the second quarter of 2008, but year-to-date sales grew 8 percent. Increased deliveries of systems that protect U.S. combat forces from improvised explosive devices was the primary driver of the sales growth in first six months of 2008, but volume on this contract was down in the second quarter compared with the same period in 2007. This decline in the quarter was offset by increased activity on the group’s contract to produce Hydra-70 rockets.

Volume in the group’s munitions business increased 10 percent in the second quarter and 7 percent in the first half of 2008 over the same periods in 2007. The sales growth was driven by increased sales of large-caliber ammunition products to the Canadian government and medium-caliber ammunition to the U.S. government.

The group’s European military vehicle business generated sales growth of 21 percent and 4 percent in the second quarter and first six months of 2008, respectively. The increased sales resulted primarily from higher volume on the Pandur II wheeled vehicle contract for Portugal and the Piranha wheeled armored vehicle contract for Belgium, as well as increased activity in the group’s mobile bridge business. The group’s sales growth in the first half of 2008 was tempered by lower activity on the Leopard battle-tank program with the Spanish government.

In the second quarter of 2008, the company entered into a memorandum of understanding and a testing agreement with the Czech Republic regarding the testing and acceptance of 17 Pandur II vehicles completed by the group under a contract for 199 vehicles. These agreements are part of ongoing negotiations between the company and the Czech Republic following a notice of termination delivered by the customer in December 2007. The parties are negotiating a revised contract for the purchase of 107 vehicles, including the 17 completed vehicles. The company does not believe the outcome of the negotiations will have a material effect on the group’s operating results.

The Combat Systems group’s operating earnings increased almost 50 percent in the second quarter and first half of 2008, resulting in a 280 basis point improvement in operating margins in the quarter and 240 basis point increase year-to-date over the same periods in 2007. The earnings growth came from across the portfolio as three of the group’s four businesses generated increases in both earnings and margins over the second quarter and first half of 2007. Among these, the most significant contributor was the group’s U.S. military vehicle business, most notably on the MRAP and Abrams programs.

The company expects full-year top-line growth for Combat Systems in the 9 to 10 percent range as declining volume on the MRAP program is replaced by growth in other areas of the group’s business. As a result of this mix shift, the company expects somewhat lower margins in the second half of the year, with full-year margins approaching 13 percent.

Marine Systems

Three Months Ended	June 29 2008	July 1 2007	Variance
Net sales	$1,394	$1,272	$122	9.6%
Operating earnings	127	112	15	13.4%
Operating margin	9.1%	8.8%

Six Months Ended	June 29 2008	July 1 2007	Variance
Net sales	$2,772	$2,529	$243	9.6%
Operating earnings	249	210	39	18.6%
Operating margin	9.0%	8.3%

The Marine Systems group produced strong net sales growth in the second quarter and first half of 2008 compared with 2007. Approximately 60 percent of the group’s sales in each period were generated by three of the group’s mature ship-production programs for the U.S. Navy – the Virginia-class submarine, the Arleigh Burke-class (DDG-51) destroyer and the T-AKE combat-logistics ship. The combined volume on these three programs contributed approximately 50 percent of the sales growth in both the second quarter and first six months of 2008, driven by growth in the Virginia-class program. Activity has increased significantly on this program in 2008 as construction continues on all six ships under the fixed-price Block II contract with deliveries scheduled through 2013. The fourth and final ship of the cost-reimbursable Block I contract was delivered in the first quarter of 2008, and the first Block II ship is scheduled to be delivered in the third quarter of 2008. The company expects to finalize negotiations for an eight-ship Block III contract by the end of 2008. Volume has been flat on the T-AKE program in 2008 compared with 2007. Construction is in progress on the sixth through ninth of the 10 ships currently under contract. The group delivered the fifth ship in the second quarter of 2008, and the sixth is scheduled to be delivered later this year. Activity on the destroyer program decreased slightly in the second quarter and first half of 2008 as the group delivered its 29th ship in the first quarter and construction continued on the remaining five ships under contract. The next destroyer is scheduled to be delivered in the second half of 2008.

Supplementing the volume from these mature ship-construction programs, commercial shipbuilding activity increased significantly in 2008. Construction continued on the first two of nine product carrier ships under contract, and the increased volume on this program contributed almost 40 percent of the group’s sales growth in the second quarter and first six months of 2008. Volume was also up on the group’s design and early-stage construction programs for the Navy, including the DDG-1000 next-generation destroyer and the Littoral Combat Ship. The group was almost 70 percent complete with the detail design of the DDG-1000 and approximately 80 percent complete with construction of its Littoral Combat Ship at the end of the second quarter. Combined activity on these two programs increased approximately 30 percent and 45 percent in the second quarter and first six months of 2008, respectively, over the same prior-year periods. Volume on the group’s engineering, repair and overhaul programs for the Navy increased 9 percent in the second quarter and 7 percent in the first half of 2008. The volume increases in the group were offset slightly by the completion of the group’s SSGN submarine conversion contract in the fourth quarter of 2007.

The Marine Systems group’s operating earnings and margins grew significantly in 2008 compared to 2007. The group’s margins increased 30 basis points in the second quarter and 70 basis points year-to-date as the group continues to improve its performance by achieving increased operating efficiencies at each of its shipyards. The most notable contributors to the earnings and margin growth were the Virginia-class, Arleigh Burke and T-AKE programs, each of which has generated substantial labor efficiencies, resulting in higher program earnings rates. The earnings growth driven by improvements in these programs was offset in part by lower earnings on the SSGN program.

The company expects the Marine Systems group’s full-year 2008 sales to increase by 7 to 8 percent over 2007 as it continues to make progress on the substantial backlog in each of its yards. The company expects full-year operating margins in the group to reach 9 percent as the group pursues further efficiencies on its ship-construction programs.

Information Systems and Technology

Three Months Ended	June 29 2008	July 1 2007	Variance
Net sales	$2,565	$2,399	$166	6.9%
Operating earnings	292	269	23	8.6%
Operating margin	11.4%	11.2%

Six Months Ended	June 29 2008	July 1 2007	Variance
Net sales	$4,916	$4,780	$136	2.8%
Operating earnings	552	519	33	6.4%
Operating margin	11.2%	10.9%

The Information Systems and Technology group’s sales were up in both the second quarter and first six months of 2008. Combined sales in the group’s tactical communications and core defense information technology (IT) services businesses were up 13 percent in the second quarter and 8 percent in the first half of the year over the same periods in 2007. This growth was driven by increased volume on the group’s ground-based satellite communications programs and contracts that support the U.S. military and intelligence communities around the world, including the following significant programs:

•	Warfighter Information Network – Tactical (WIN-T), which provides warfighters fast, secure, mobile command-and-control capabilities;

•	Common Hardware/Software III (CHS-3), which provides commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other U.S. federal agencies worldwide;

•	Combat Operations Centers (COC), which are mobile command-and-control systems used in Iraq; and

•	Network-Centric Solutions (NETCENTS), which provides network-centric IT, networking, communications products, system solutions, and system hardware and software to federal agencies.

Reduced demand in the commercial wireless market within the IT services business continued to be a drag on the group’s sales growth in 2008. Volume within the wireless business decreased more than 35 percent in the second quarter and first six months of 2008 compared with 2007. Sales volume in the group’s intelligence business stabilized in the second quarter of 2008 following several quarters of declining revenue as funding for programs in this area was deferred in favor of other priorities. In the group’s United Kingdom operation, sales decreased 3 percent and 9 percent in the second quarter and first six months of 2008, respectively, due largely to the scheduled transition of the BOWMAN communications program to maintenance and long-term support activities. While the BOWMAN program’s volume was down compared to 2007, the program has reached a steady-state level of volume for the foreseeable future.

The Information Systems and Technology group’s operating earnings and margins improved in 2008 compared to 2007. Operating margins increased by 20 basis points in the quarter and 30 basis points year-to-date as the group’s tactical communications, intelligence systems and United Kingdom businesses each improved their operating performance.

The company expects full-year 2008 sales growth for the group in the mid-single-digit range. The company expects the group’s operating margins for the full year to be 10 to 20 basis points lower than 2007 because of an increase in the proportion of services volume in the second half of the year, with some opportunity for upside based on program performance.

Corporate

Corporate results consist primarily of the company’s stock option expense and a portion of the results of the company’s commercial pension plans. Corporate operating expenses totaled $20 in second quarter 2008 compared with $11 in second quarter 2007. Year-to-date corporate operating expenses were $36 in the first six months of 2008 compared with $25 in the same period in 2007. The increase in both periods resulted from higher stock option expense. The company expects 2008 stock option expense of approximately $75.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the second and first quarters of 2008:

June 29, 2008	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$18,195	$634	$18,829	$2,309	$21,138
Combat Systems	10,611	3,263	13,874	2,610	16,484
Marine Systems	8,899	3,239	12,138	2,167	14,305
Information Systems and Technology	7,531	2,950	10,481	10,348	20,829
Total	$45,236	$10,086	$55,322	$17,434	$72,756

March 30, 2008
Aerospace	$11,802	$650	$12,452	$926	$13,378
Combat Systems	11,116	3,171	14,287	2,292	16,579
Marine Systems	9,552	3,056	12,608	2,272	14,880
Information Systems and Technology	7,582	2,838	10,420	9,142	19,562
Total	$40,052	$9,715	$49,767	$14,632	$64,399

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

IDIQ contracts are used when the customer has not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements, which set forth the majority of the contractual terms, including prices, are funded when delivery orders are placed. A significant portion of the company’s IDIQ value represents contracts for which the company has been designated as the sole-source supplier to design, develop, produce and integrate complex products and systems over several years for the military or other government agencies. Management believes the customers intend to fully implement these systems. However, because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, the company recognizes these contracts in backlog only when they are funded.

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

Total orders received in the company’s defense businesses during the second quarter of 2008 were $4.7 billion. The orders in the second quarter included several notable contract awards.

Combat Systems awards included the following:

•	$139 from the Canadian government for Optimized Weapons Systems Support for the Wheeled Light Armoured Vehicle (WLAV). This contract has a potential value of approximately $370.

•	$116 from the U.S. Army for long-lead materials to reset 204 M1A1 Abrams Integrated Management (AIM) main battle tanks.

•	Combined orders worth $88 from the Army to continue performing contractor logistics support for the Stryker program.

•	$58 from the Army for long-lead materials for the production of Stryker Infantry Carrier Vehicle and Nuclear, Biological and Chemical Reconnaissance Vehicle variants.

Marine Systems awards included the following:

•	$132 from the U.S. Navy for Post Shakedown Availability (PSA) work for six Virginia-class Block II submarines.

•	$100 from the Navy to purchase long-lead materials for the 12th T-AKE combat-logistics ship.

Information Systems and Technology awards included the following:

•	$116 to build the spacecraft for NASA’s Landsat Data Continuity Mission.

•	Combined orders totaling $115 under the Common Hardware/Software III program, bringing the total contract value to approximately $1.3 billion.

•

$114 to develop and integrate the maritime and fixed-site joint tactical radio capabilities and provide information assurance services for the Airborne, Maritime and Fixed Site (AMF) Joint Tactical Radio System (JTRS). The contract has a potential value of over $150.

•	$77 to provide life-cycle contractor support and training support for the Warfighter Field Operations Customer Support (FOCUS) program. This contract has a potential value of approximately $2 billion.

The company has also received significant contract awards since the end of the second quarter, including a contract award in Combat Systems with a total potential value of over $550 to produce 773 RG-31 vehicles for the MRAP program. Production is scheduled to begin in the fourth quarter of 2008 and continue through the second quarter of 2009. The Information Systems and Technology group also received an award worth $850 under the Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2) program, bringing the total contract value to over $3 billion.

Aerospace

The Aerospace funded backlog represents orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace potential contract value represents options to purchase new aircraft.

In the second quarter of 2008, order activity continued to be strong across the Aerospace group’s product portfolio. In particular, the group began taking orders for the Gulfstream G650, a new ultra-long-range, ultra-large-cabin business jet that is scheduled to enter service in the second quarter of 2012. Demand for this new product has been very strong, and the group received $7.5 billion in total new orders for all new aircraft models in the quarter. Excluding the G650 orders in the second quarter, the group maintained a book-to-bill ratio (orders divided by sales) greater than one for the ninth consecutive quarter. Including G650 orders, the group’s new-aircraft book-to-bill in the quarter was 6.6.

In the second quarter of 2008, the company signed an amendment to its contract with NetJets Inc. worth approximately $1.9 billion for options to supply eight large-cabin aircraft per year between 2012 and 2016 and related maintenance. The value of the aircraft options in this agreement have been included in the group’s potential contract value and will be included in backlog as the options are exercised by the customer.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the first six months of 2008. Net cash provided by operating activities increased by $532 to $1.5 billion in the first six months of 2008 compared with $919 in the same period in 2007. The two primary drivers of the increased cash flow in 2008 were the growth in company’s earnings from continuing operations of $256 and an increase in non-refundable customer deposits in the Aerospace group from the group’s significant order activity. The company ended the second quarter of 2008 with a cash balance of $2.7 billion compared with $2.9 billion at the end of 2007.

As discussed further in Note J to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at June 29, 2008. If this were the outcome, the government contends the company would owe approximately $1.4 billion pretax. The company’s after-tax cash obligation would be approximately $680. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Net cash used for investing activities was $296 for the six-month period ended June 29, 2008, compared with $379 in the same period in 2007. The primary uses of cash in investing activities were business acquisitions and capital expenditures. As discussed further in Note B to the unaudited Consolidated Financial Statements, in the first six months of 2008, the company completed one acquisition for approximately $65 in cash. In the first half of 2007, the company completed two acquisitions for an aggregate of approximately $300 in cash. The company used cash on hand to fund these acquisitions. The company expects full-year capital expenditures to be between 1.5 and 2 percent of net sales.

In July 2008, the company completed its acquisition of ViPS, Inc., a healthcare technology solutions company, for approximately $225. The company financed the transaction using cash on hand.

Financing Activities

Financing activities used net cash of $1.3 billion in the first half of 2008 compared with $350 in the same period in 2007. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

In the first half of 2008, the company repaid $500 of fixed-rate debt on the scheduled maturity date. There were no significant debt repayments in the first six months of 2007. In the second half of 2008, $150 of senior notes and $20 of term debt are scheduled to mature. The company expects to use cash on hand to repay this indebtedness on maturity.

On March 5, 2008, the company’s board of directors declared an increase in the company’s regular quarterly dividend to $0.35 per share – the 11th consecutive annual increase. The board had previously increased the regular quarterly dividend to $0.29 per share in March 2007.

In the first six months of 2008, the company repurchased approximately 8.3 million shares at an average price of about $84 per share. In the first half of 2007, the company repurchased approximately 2 million shares at an average price of about $76 per share. As of June 29, 2008, the company had 1.2 million remaining shares authorized for repurchase.

Free Cash Flow

Free cash flow from operations for the first six months of 2008 was $1.3 billion compared with $761 for the same period in 2007. Management defines free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing its common stock and paying dividends. The company uses free cash flow from operations to assess the quality of its earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the unaudited Consolidated Statement of Cash Flows:

Six Months Ended	June 29 2008	July 1 2007
Net cash provided by operating activities from continuing operations	$1,456	$927
Capital expenditures	(200)	(166)
Free cash flow from operations	$1,256	$761
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	120%	97%
Free cash flow from operations	103%	79%

With free cash flow from operations projected to exceed earnings from continuing operations for the full-year 2008, General Dynamics expects to continue to generate funds from operations in excess of its short- and long-term liquidity needs. Management believes that the company has adequate funds on hand and sufficient borrowing capacity to execute its financial and operating strategy.

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

New Accounting Standards

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 transfers the hierarchy of GAAP from the auditing literature to the accounting standards and identifies a consistent hierarchy for selecting accounting principles to be used in applying U.S. GAAP. SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The company does not expect the adoption of SFAS 162 to have any effect on its results of operations, financial condition or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133. SFAS 161 expands and enhances required disclosures related to derivatives and hedging instruments. SFAS 161 is effective in the first quarter of 2009. The company does not expect the adoption of SFAS 161 to have a material effect on its results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS 160 establishes new accounting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective in the first quarter of 2009. The company does not expect the adoption of SFAS 160 to have a material effect on its results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141R changes the requirements for accounting for business combinations, including the determination of purchase price and assignment of purchase price to acquired assets and assumed liabilities. SFAS 141R is effective for acquisitions that are completed after December 31, 2008. The company is currently analyzing the expected impact of the adoption of this standard on future acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of June 29, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2008, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended June 29, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the company’s second quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program *	Maximum Number of Shares that May yet Be Purchased Under the Program *
3/31/08 - 4/27/08	—	$—	6,696,900	3,303,100
4/28/08 - 5/25/08	—	$—	6,696,900	3,303,100
5/26/08 - 6/29/08	2,060,000	$85.33	8,756,900	1,243,100

Total	2,060,000	$85.33

*

On December 5, 2007, the board of directors authorized management to repurchase up to 10 million shares of common stock in the open market. Unless terminated earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

The company did not make any unregistered sales of equity securities in the second quarter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 7, 2008.

(b)	In an uncontested election, each of the following nominees was elected to the Board of Directors according to the following votes:

Matter	Votes Cast
	For	Against	Abstain	Broker Non-votes
Election of Directors:
N.D. Chabraja	349,306,741	18,266,184	3,365,460	—
J.S. Crown	339,054,405	28,380,856	3,503,124	—
W.P. Fricks	352,481,689	15,062,449	3,394,247	—
C.H. Goodman	348,299,612	19,192,396	3,446,377	—
J.L. Johnson	352,358,511	15,056,958	3,522,916	—
G.A. Joulwan	352,468,945	15,044,805	3,424,635	—
P.G. Kaminski	352,666,934	14,876,291	3,395,160	—
J.M. Keane	351,454,138	15,006,916	4,477,331	—
D.J. Lucas	340,640,892	26,727,306	3,570,187	—
L.L. Lyles	351,340,963	15,105,675	4,491,747	—
C.E. Mundy, Jr.	352,210,511	15,297,403	3,430,471	—
J.C. Reyes	366,507,827	1,009,407	3,421,151	—
R. Walmsley	352,577,349	14,927,158	3,433,878	—

(c)	The results of voting on Proposals 2 through 4 (as numbered in the company’s 2008 Proxy Statement) were as follows:

Proposal 2. Shareholders approved the selection of KPMG LLP as the company’s independent auditors for 2008.

	For	Against	Abstain	Broker Non-votes
Approval of KPMG as Independent Auditors	365,197,600	2,873,417	2,867,368	—

Proposal 3. A shareholder proposal requesting that the Board of Directors review and, if necessary, amend and amplify the Company’s code of conduct and statement of ethical criteria for military production-related contract bids, awards and contract execution did not receive a majority of the votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Ethical Criteria for Military Contracts	12,479,277	282,612,697	46,676,314	29,170,097

Proposal 4. A shareholder proposal requesting that the Board of Directors amend the Company’s bylaws in order that there be no restriction on the shareholder right to call a special meeting did not receive a majority of votes cast.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Special Shareholder Meetings	103,871,231	230,166,813	7,730,244	29,170,097

ITEM 6. EXHIBITS

10.1	Employment Agreement between the company and Jay L. Johnson dated May 7, 2008

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: August 5, 2008