Form 10-Q
period 2008-09-28
GENERAL DYNAMICS CORP
filed 2008-11-04
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

                (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

389,848,193 shares of the registrant’s common stock, $1 par value per share, were outstanding at October 26, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) September 28 2008	December 31 2007
ASSETS
Current assets:
Cash and equivalents	$2,617	$2,891
Accounts receivable	3,103	2,874
Contracts in process	4,364	4,337
Inventories	1,725	1,621
Other current assets	450	575
Total current assets	12,259	12,298
Noncurrent assets:
Property, plant and equipment, net	2,566	2,472
Intangible assets, net	924	972
Goodwill	9,134	8,942
Other assets	1,163	1,049
Total noncurrent assets	13,787	13,435
Total assets	$26,046	$25,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$22	$673
Accounts payable	2,064	2,318
Customer advances and deposits	3,677	3,440
Other current liabilities	2,790	2,733
Total current liabilities	8,553	9,164
Noncurrent liabilities:
Long-term debt	2,117	2,118
Other liabilities	3,242	2,683
Commitments and contingencies (See Note J)
Total noncurrent liabilities	5,359	4,801
Shareholders’ equity:
Common stock	482	482
Surplus	1,315	1,141
Retained earnings	12,810	11,379
Treasury stock	(3,019)	(1,881)
Accumulated other comprehensive income	546	647
Total shareholders’ equity	12,134	11,768
Total liabilities and shareholders’ equity	$26,046	$25,733

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	September 28 2008	September 30 2007
Net sales:
Products	$4,828	$4,804
Services	2,312	2,030
	7,140	6,834
Operating costs and expenses:
Products	4,113	4,212
Services	2,094	1,821
	6,207	6,033
Operating earnings	933	801
Interest, net	(11)	(12)
Other, net	—	2
Earnings from continuing operations before income taxes	922	791

Provision for income taxes, net	288	247
Earnings from continuing operations	634	544

Discontinued operations, net of tax	—	2

Net earnings	$634	$546

Earnings per share
Basic:
Continuing operations	$1.60	$1.35
Discontinued operations	—	—
Net earnings	$1.60	$1.35
Diluted:
Continuing operations	$1.59	$1.34
Discontinued operations	—	—
Net earnings	$1.59	$1.34

Supplemental information:
General and administrative expenses included in operating costs and expenses	$414	$407
Dividends per share	$0.35	$0.29

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per share amounts)	September 28 2008	September 30 2007
Net sales:
Products	$14,792	$13,645
Services	6,656	6,080
	21,448	19,725
Operating costs and expenses:
Products	12,727	12,017
Services	6,006	5,466
	18,733	17,483
Operating earnings	2,715	2,242
Interest, net	(42)	(59)
Other, net	3	4
Earnings from continuing operations before income taxes	2,676	2,187

Provision for income taxes, net	828	685
Earnings from continuing operations	1,848	1,502

Discontinued operations, net of tax	(1)	(9)

Net earnings	$1,847	$1,493

Earnings per share
Basic:
Continuing operations	$4.63	$3.71
Discontinued operations	—	(0.02)
Net earnings	$4.63	$3.69
Diluted:
Continuing operations	$4.60	$3.67
Discontinued operations	—	(0.02)
Net earnings	$4.60	$3.65

Supplemental information:
General and administrative expenses included in operating costs and expenses	$1,295	$1,217
Dividends per share	$1.05	$0.87

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions)	September 28 2008	September 30 2007
Cash flows from operating activities:
Net earnings	$1,847	$1,493
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	223	201
Amortization of intangible assets	103	111
Stock-based compensation expense	78	64
Excess tax benefit from stock-based compensation	(31)	(33)
Deferred income tax provision	83	50
Discontinued operations, net of tax	1	9
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(207)	(79)
Contracts in process	(18)	(119)
Inventories	(125)	(70)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(259)	(52)
Customer advances and deposits	759	336
Other current liabilities	(139)	53
Other, net	4	(83)
Net cash provided by operating activities from continuing operations	2,319	1,881
Net cash used by discontinued operations - operating activities	(5)	(23)
Net cash provided by operating activities	2,314	1,858
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,365)	(511)
Sales/maturities of available-for-sale securities	1,341	298
Capital expenditures	(314)	(294)
Business acquisitions, net of cash acquired	(303)	(299)
Proceeds from sale of assets, net	30	93
Other, net	1	23
Net cash used by investing activities	(610)	(690)
Cash flows from financing activities:
Purchases of common stock	(1,047)	(466)
Repayment of fixed-rate notes	(500)	—
Dividends paid	(397)	(328)
Repayment of senior notes	(150)	—
Proceeds from option exercises	148	128
Excess tax benefit from stock-based compensation	31	33
Other, net	(63)	(106)
Net cash used by financing activities	(1,978)	(739)
Net (decrease) increase in cash and equivalents	(274)	429
Cash and equivalents at beginning of period	2,891	1,604
Cash and equivalents at end of period	$2,617	$2,033
Supplemental cash flow information:
Cash payments for:
Income taxes	$728	$603
Interest	$100	$96

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Operating results for the three- and nine-month periods ended September 28, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

In management’s opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of the company’s results for the three- and nine-month periods ended September 28, 2008, and September 30, 2007.

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

B.	Acquisitions, Intangible Assets and Goodwill

In 2008, General Dynamics acquired three businesses for an aggregate of approximately $300 in cash.

Marine Systems

•	HSI Electric, Inc. (HSI), of Honolulu, Hawaii, on July 23. HSI is a marine and industrial electrical company specializing in electrical apparatus installation, maintenance, troubleshooting and repair.

Information Systems and Technology

•

Integrated Defense Systems, Inc. (IDSI), of Glen Rock, Pennsylvania, on February 29. IDSI produces advanced filtering technologies and broadband power amplifiers for tactical communications applications for military and other government customers.

•

ViPS, Inc. (ViPS), a wholly owned subsidiary of HLTH Corporation, of Towson, Maryland, on July 22. ViPS is a leading provider of high-end healthcare technology solutions, including data management, analytics, decision support and process automation that support both U.S. federal government agencies and commercial healthcare organizations.

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

General Dynamics funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included with the company’s results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the HSI, IDSI and ViPS acquisitions were still preliminary at September 28, 2008. The company is in the process of identifying and valuing intangible and other assets acquired. The completion of these analyses could result in an increase or decrease to the preliminary value assigned to these acquired assets, as well as to future periods’ amortization expense. The company expects the analyses to be completed by the end of the fourth quarter of 2008 without any material adjustments.

In the third quarter of 2008, the company announced its agreement to acquire Jet Aviation (Jet), a business-aviation services company headquartered in Zurich, Switzerland, for approximately $2.25 billion. Jet’s operating results will be included in the company’s Aerospace group from the date the acquisition closes. The company has received regulatory approval for the transaction and expects to close the acquisition in early November 2008. The company plans to finance the purchase primarily with cash on hand.

Intangible assets consisted of the following:

	September 28 2008			December 31 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,392	$(582)	$810	$1,366	$(504)	$862
Other intangible assets	342	(228)	114	316	(206)	110
Total intangible assets	$1,734	$(810)	$924	$1,682	$(710)	$972

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. The company amortizes these assets over 7 to 40 years. The weighted-average amortization life of these assets as of September 28, 2008, was 17 years. Other intangible assets consist primarily of aircraft product design and customer lists, amortized over 9 and 21 years, respectively, and software and licenses, amortized over 6 to 24 years. The company amortizes intangible assets on a straight-line basis unless the pattern of usage indicates an alternative method is more representative of the usage of the asset.

Amortization expense was $36 and $103 for the three- and nine-month periods ended September 28, 2008, and $36 and $111 for the three- and nine-month periods ended September 30, 2007. The company expects to record annual amortization expense over the next five years as follows:

2009	$133
2010	$129
2011	$123
2012	$117
2013	$85

The changes in the carrying amount of goodwill by business group for the nine months ended September 28, 2008, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2007	$355	$2,308	$185	$6,094	$8,942
Acquisitions (a)	1	(2)	7	236	242
Other (b)	—	(37)	—	(13)	(50)
September 28, 2008	$356	$2,269	$192	$6,317	$9,134

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists of adjustments for foreign currency translation.

C.	Earnings per Share and Comprehensive Income

Earnings per Share

General Dynamics computes basic earnings per share using net earnings for the respective period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28 2008	September 30 2007	September 28 2008	September 30 2007
Basic weighted average shares outstanding	396,748	403,669	398,666	404,805
Dilutive effect of stock options and restricted stock	3,029	3,652	3,135	3,747
Diluted weighted average shares outstanding	399,777	407,321	401,801	408,552

Comprehensive Income

The company’s comprehensive income was $501 and $1,746 for the three- and nine-month periods ended September 28, 2008, respectively, and $660 and $1,693 for the three- and nine-month periods ended September 30, 2007, respectively. The primary components of the company’s comprehensive income are net earnings and foreign currency translation adjustments.

D.	Fair Value of Financial Instruments

On January 1, 2008, the company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, with respect to its financial assets and liabilities. SFAS 157 defines “fair value” in the context of accounting and financial reporting and establishes a framework for measuring fair value under GAAP. SFAS 157 is effective for the company’s non-financial assets and liabilities on January 1, 2009. The company did not have any significant non-financial assets or liabilities measured at fair value as of September 28, 2008, that have not been accounted for under SFAS 157. The following is a summary of the assets and liabilities recorded at fair value on the Consolidated Balance Sheet as of September 28, 2008:

Fair Value
Marketable securities	$187
Derivative financial instruments	(5)

The fair value of each of the assets and liabilities above was determined using quoted market prices in active markets for identical instruments. The company’s marketable securities have an average duration of three months and an average credit rating of AA+.

E.	Contracts in Process

Contracts in process represents recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed. Contracts in process consisted of the following:

	September 28 2008	December 31 2007
Contract costs and estimated profits	$12,255	$11,224
Other contract costs	1,164	1,200
	13,419	12,424
Less advances and progress payments	9,055	8,087
Total contracts in process	$4,364	$4,337

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $60 as of September 28, 2008, and $20 as of December 31, 2007. The company records revenue associated with these matters only when recovery can be estimated reliably and realization is probable. Contract costs as of September 28, 2008, and December 31, 2007, also included approximately $225 associated with the company’s contract to provide 199 Pandur II wheeled vehicles to the Czech Republic. In the second quarter of 2008, the company entered into a memorandum of understanding and a testing agreement with the Czech Republic regarding the testing and acceptance of 17 Pandur II vehicles completed by the company. These agreements are part of ongoing negotiations between the company and the Czech Republic following a notice of termination delivered by the customer in December 2007. The parties are negotiating a revised contract for the purchase of 107 vehicles, including the 17 completed vehicles, and the company expects to recover the September 28, 2008, contracts-in-process balance over the course of the revised contract.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to government contracts, such as a portion of the company’s estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. The company expects to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which the company is the sole source or is one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of the company’s remaining contracts could be adversely affected. The company expects to bill substantially all of its September 28, 2008, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

F.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	September 28 2008	December 31 2007
Raw materials	$835	$804
Work in process	834	774
Pre-owned aircraft	24	30
Other	32	13
Total inventories	$1,725	$1,621

G.	Debt

Debt consisted of the following:

	Interest Rate	September 28 2008	December 31 2007
Fixed-rate notes due:
May 2008	3.000%	$—	$500
August 2010	4.500%	699	699
May 2013	4.250%	999	999
August 2015	5.375%	400	400
Senior notes due September 2008	6.320%	—	150
Term debt due December 2008	7.500%	20	20
Other	Various	21	23
Total debt		2,139	2,791
Less current portion		22	673
Long-term debt		$2,117	$2,118

As of September 28, 2008, General Dynamics had outstanding $2.1 billion aggregate principal amount of fixed-rate notes. The sale of the fixed-rate notes was registered under the Securities Act of 1933, as amended. The notes are fully and unconditionally guaranteed by several of the company’s 100-percent-owned subsidiaries. The company has the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note M for condensed consolidating financial statements.

The company repaid $500 of the fixed-rate notes, as well as the $150 of senior notes, at maturity in 2008.

The company assumed the term debt in connection with the acquisition of Primex Technologies, Inc., in 2001. The company made a final annual sinking fund payment of $5 in December 2007. A final semiannual interest payment is due at maturity in December 2008 at a rate of 7.5 percent annually.

As of September 28, 2008, and December 31, 2007, the company had no commercial paper outstanding but maintains the ability to access the market. The company has approximately $2 billion in bank credit facilities that provide backup liquidity to its commercial paper program. These credit facilities consist of a $1 billion multiyear facility expiring in July 2009 and a $975 multiyear facility expiring in December 2011. The company’s commercial paper issuances and the bank credit facilities are guaranteed by several of the company’s 100-percent-owned subsidiaries. Additionally, a number of the company’s international subsidiaries have available local bank credit facilities aggregating approximately $1.2 billion.

The company’s financing arrangements contain a number of customary covenants and restrictions. The company was in compliance with all material covenants as of September 28, 2008.

H.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	September 28 2008	December 31 2007
Salaries and wages	$637	$571
Retirement benefits	606	585
Workers’ compensation	525	534
Other (a)	1,022	1,043
Total other current liabilities	$2,790	$2,733
Customer deposits on commercial contracts (b)	$1,229	$707
Deferred U.S. federal income taxes	1,004	970
Retirement benefits	541	499
Other (c)	468	507
Total other liabilities	$3,242	$2,683

(a)	Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	The increase in customer deposits resulted from significant order activity in the Aerospace group, including orders for the new ultra-large-cabin, ultra-long-range G650 aircraft.

(c)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	Income Taxes

The company’s net deferred tax liability was included in the Consolidated Balance Sheet as follows:

	September 28 2008	December 31 2007
Current deferred tax asset	$60	$94
Current deferred tax liability	(25)	(22)
Noncurrent deferred tax asset	30	11
Noncurrent deferred tax liability	(1,029)	(997)
Net deferred tax liability	$(964)	$(914)

On November 27, 2001, General Dynamics filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. The company added the years 1994 to 1998 to the litigation on June 23, 2004. The suits sought recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the issues in these cases. The court held that the company could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note J for more information regarding the A-12 contract.) On the other issues in the case, the company has reached a settlement with the U.S. Department of Justice acting on behalf of the United States. As a result of the settlement, the company reduced its tax provision in the second quarter of 2008 by $35 (or $0.09 per share). In the fourth quarter of 2008, the company received a refund of $45, including taxable interest, and the court dismissed these cases.

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

With respect to income tax uncertainties, based on all known facts and circumstances and current tax law, the company believes that the total amount of unrecognized tax benefits as of September 28, 2008, is not material to its results of operations, financial condition or cash flows. The company also believes that the total amount of unrecognized tax benefits as of September 28, 2008, if recognized would not have a material impact on its effective tax rate. The company further believes that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on the company’s results of operations, financial condition or cash flows.

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

On May 3, 2007, the trial court issued a decision upholding the government’s default termination. The company believes that the trial court failed to follow the appeals court ruling and continues to believe that the evidence supports a determination that the government’s default termination was not justified. The case is currently on appeal with the appeals court. The appeal is scheduled to be argued in the fourth quarter of 2008.

If, contrary to the company’s expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at September 28, 2008. This would result in a liability for the company of approximately $1.4 billion pretax. The company’s after-tax charge would be approximately $770, or $1.91 per share, to be recorded in discontinued operations. The company’s after-tax cash cost would be approximately $685. The company believes it has sufficient resources to satisfy its obligation if required.

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

Other

In the ordinary course of business, General Dynamics has entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.5 billion at September 28, 2008. The company, from time to time in the ordinary course of business, guarantees the payment or performance obligations of its subsidiaries arising under certain contracts. The company is aware of no event of default that would require it to satisfy these guarantees.

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

The changes in the carrying amount of warranty liabilities for the nine-month periods ended September 28, 2008, and September 30, 2007, were as follows:

	Nine Months Ended
	September 28 2008	September 30 2007
Beginning balance	$237	$219
Warranty expense	54	56
Payments	(36)	(46)
Reclassification	(40)	5
Ending balance*	$215	$234

*	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

K.	Retirement Plans

The company provides defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and nine-month periods ended September 28, 2008, and September 30, 2007, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	September 28 2008	September 30 2007	September 28 2008	September 30 2007
Service cost	$51	$53	$4	$4
Interest cost	111	104	16	16
Expected return on plan assets	(148)	(138)	(7)	(7)
Recognized net actuarial loss	1	3	—	2
Amortization of prior service cost	(12)	(12)	—	—
Net periodic cost	$3	$10	$13	$15

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	September 28 2008	September 30 2007	September 28 2008	September 30 2007
Service cost	$153	$159	$12	$12
Interest cost	333	312	49	48
Expected return on plan assets	(446)	(415)	(21)	(20)
Recognized net actuarial loss	3	9	—	5
Amortization of prior service cost	(36)	(35)	1	1
Amortization of transition obligation	—	—	1	1
Net periodic cost	$7	$30	$42	$47

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

Summary operating results for each of the company’s business groups follows:

	Net Sales		Operating Earnings
Three Months Ended	September 28 2008	September 30 2007	September 28 2008	September 30 2007
Aerospace	$1,372	$1,315	$281	$226
Combat Systems	1,850	1,872	262	228
Marine Systems	1,404	1,246	140	110
Information Systems and Technology	2,514	2,401	270	254
Corporate*	—	—	(20)	(17)
	$7,140	$6,834	$933	$801

	Net Sales		Operating Earnings
Nine Months Ended	September 28 2008	September 30 2007	September 28 2008	September 30 2007
Aerospace	$3,980	$3,617	$757	$598
Combat Systems	5,862	5,152	803	593
Marine Systems	4,176	3,775	389	320
Information Systems and Technology	7,430	7,181	822	773
Corporate*	—	—	(56)	(42)
	$21,448	$19,725	$2,715	$2,242

*	Corporate operating results include the company’s stock option expense and a portion of the operating results of the company’s commercial pension plans.

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

Condensed Consolidating Statement of Earnings

Three Months Ended September 28, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net sales	$—	$6,275	$865	$—	$7,140
Cost of sales	2	5,090	701	—	5,793
General and administrative expenses	18	345	51	—	414
Operating earnings	(20)	840	113	—	933
Interest expense	(23)	—	(4)	—	(27)
Interest income	8	—	8	—	16
Other, net	—	—	—	—	—
Earnings before income taxes	(35)	840	117	—	922
Provision for income taxes	65	196	27	—	288
Equity in net earnings of subsidiaries	734	—	—	(734)	—
Net earnings	$634	$644	$90	$(734)	$634

Three Months Ended September 30, 2007
Net sales	$—	$5,947	$887	$—	$6,834
Cost of sales	—	4,901	725	—	5,626
General and administrative expenses	17	335	55	—	407
Operating earnings	(17)	711	107	—	801
Interest expense	(28)	—	(4)	—	(32)
Interest income	8	—	12	—	20
Other, net	—	2	—	—	2
Earnings from continuing operations before income taxes	(37)	713	115	—	791
Provision for income taxes	29	191	27	—	247
Discontinued operations, net of tax	—	2	—	—	2
Equity in net earnings of subsidiaries	612	—	—	(612)	—
Net earnings	$546	$524	$88	$(612)	$546

Condensed Consolidating Statement of Earnings

Nine Months Ended September 28, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net sales	$—	$18,701	$2,747	$—	$21,448
Cost of sales	2	15,189	2,247	—	17,438
General and administrative expenses	54	1,066	175	—	1,295
Operating earnings	(56)	2,446	325	—	2,715
Interest expense	(84)	—	(14)	—	(98)
Interest income	32	(1)	25	—	56
Other, net	(1)	3	1	—	3
Earnings from continuing operations before income taxes	(109)	2,448	337	—	2,676
Provision for income taxes	1	749	78	—	828
Discontinued operations, net of tax	—	(1)	—	—	(1)
Equity in net earnings of subsidiaries	1,957	—	—	(1,957)	—
Net earnings	$1,847	$1,698	$259	$(1,957)	$1,847

Nine Months Ended September 30, 2007
Net sales	$—	$17,177	$2,548	$—	$19,725
Cost of sales	(5)	14,163	2,108	—	16,266
General and administrative expenses	47	1,015	155	—	1,217
Operating earnings	(42)	1,999	285	—	2,242
Interest expense	(85)	(2)	(11)	—	(98)
Interest income	14	—	25	—	39
Other, net	—	3	1	—	4
Earnings from continuing operations before income taxes	(113)	2,000	300	—	2,187
Provision for income taxes	(31)	629	87	—	685
Discontinued operations, net of tax	—	(9)	—	—	(9)
Equity in net earnings of subsidiaries	1,575	—	—	(1,575)	—
Net earnings	$1,493	$1,362	$213	$(1,575)	$1,493

Condensed Consolidating Balance Sheet

September 28, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,759	$—	$858	$—	$2,617
Accounts receivable	—	1,641	1,462	—	3,103
Contracts in process	407	2,895	1,062	—	4,364
Inventories
Work in process	—	821	13	—	834
Raw materials	—	805	30	—	835
Other	—	48	8	—	56
Other current assets	276	31	143	—	450
Total current assets	2,442	6,241	3,576	—	12,259
Noncurrent assets:
Property, plant and equipment	130	4,092	781	—	5,003
Accumulated depreciation of PP&E	(28)	(2,032)	(377)	—	(2,437)
Intangible assets and goodwill	—	9,089	1,779	—	10,868
Accumulated amortization of intangible assets	—	(661)	(149)	—	(810)
Other assets	587	437	139	—	1,163
Investment in subsidiaries	21,872	—	—	(21,872)	—
Total noncurrent assets	22,561	10,925	2,173	(21,872)	13,787
Total assets	$25,003	$17,166	$5,749	$(21,872)	$26,046
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$22	$—	$—	$22
Liabilities of discontinued operations	—	39	—	—	39
Other current liabilities	668	5,084	2,740	—	8,492
Total current liabilities	668	5,145	2,740	—	8,553
Noncurrent liabilities:
Long-term debt	2,098	11	8	—	2,117
Other liabilities	424	2,553	265	—	3,242
Total noncurrent liabilities	2,522	2,564	273	—	5,359
Intercompany	9,679	(9,455)	(455)	231	—
Shareholders’ equity:
Common stock, including surplus	1,797	6,131	1,717	(7,848)	1,797
Retained earnings	12,810	12,888	1,099	(13,987)	12,810
Other shareholders’ equity	(2,473)	(107)	375	(268)	(2,473)
Total shareholders’ equity	12,134	18,912	3,191	(22,103)	12,134
Total liabilities and shareholders’ equity	$25,003	$17,166	$5,749	$(21,872)	$26,046

Condensed Consolidating Balance Sheet

December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,875	$—	$1,016	$—	$2,891
Accounts receivable	—	1,648	1,226	—	2,874
Contracts in process	418	2,872	1,047	—	4,337
Inventories
Work in process	—	766	8	—	774
Raw materials	—	777	27	—	804
Other	—	46	(3)	—	43
Other current assets	281	83	211	—	575
Total current assets	2,574	6,192	3,532	—	12,298
Noncurrent assets:
Property, plant and equipment	128	3,834	767	—	4,729
Accumulated depreciation of PP&E	(24)	(1,882)	(351)	—	(2,257)
Intangible assets and goodwill	—	8,793	1,831	—	10,624
Accumulated amortization of intangible assets	—	(585)	(125)	—	(710)
Other assets	548	420	81	—	1,049
Investment in subsidiaries	19,884	—	—	(19,884)	—
Total noncurrent assets	20,536	10,580	2,203	(19,884)	13,435
Total assets	$23,110	$16,772	$5,735	$(19,884)	$25,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$22	$151	$—	$673
Liabilities of discontinued operations	—	46	—	—	46
Other current liabilities	500	5,149	2,796	—	8,445
Total current liabilities	1,000	5,217	2,947	—	9,164
Noncurrent liabilities:
Long-term debt	2,098	12	8	—	2,118
Other liabilities	407	1,963	313	—	2,683
Total noncurrent liabilities	2,505	1,975	321	—	4,801
Intercompany	7,837	(7,631)	(461)	255	—
Shareholders’ equity:
Common stock, including surplus	1,623	6,100	1,546	(7,646)	1,623
Retained earnings	11,379	11,195	950	(12,145)	11,379
Other shareholders’ equity	(1,234)	(84)	432	(348)	(1,234)
Total shareholders’ equity	11,768	17,211	2,928	(20,139)	11,768
Total liabilities and shareholders’ equity	$23,110	$16,772	$5,735	$(19,884)	$25,733

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 28, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(215)	$2,480	$49	$—	$2,314
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,293)	(39)	(33)	—	(1,365)
Sales/maturities of available-for-sale securities	1,274	34	33	—	1,341
Capital expenditures	(3)	(277)	(34)	—	(314)
Business acquisitions, net of cash acquired	—	(303)	—	—	(303)
Other, net	—	31	—	—	31
Net cash used by investing activities	(22)	(554)	(34)	—	(610)
Cash flows from financing activities:
Purchases of common stock	(1,047)	—	—	—	(1,047)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(397)	—	—	—	(397)
Other, net	179	(2)	(211)	—	(34)
Net cash used by financing activities	(1,765)	(2)	(211)	—	(1,978)
Cash sweep/funding by parent	1,886	(1,924)	38	—	—
Net decrease in cash and equivalents	(116)	—	(158)	—	(274)
Cash and equivalents at beginning of period	1,875	—	1,016	—	2,891
Cash and equivalents at end of period	$1,759	$—	$858	$—	$2,617

Nine Months Ended September 30, 2007
Net cash provided by operating activities	$15	$1,750	$93	$—	$1,858
Cash flows from investing activities:
Purchases of available-for-sale securities	(459)	(52)	—	—	(511)
Sales/maturities of available-for-sale securities	254	44	—	—	298
Business acquisitions, net of cash acquired	—	(18)	(281)	—	(299)
Capital expenditures	(2)	(251)	(41)	—	(294)
Other, net	38	78	—	—	116
Net cash used by investing activities	(169)	(199)	(322)	—	(690)
Cash flows from financing activities:
Purchases of common stock	(466)	—	—	—	(466)
Dividends paid	(328)	—	—	—	(328)
Other, net	161	9	(115)	—	55
Net cash used by financing activities	(633)	9	(115)	—	(739)
Cash sweep/funding by parent	1,346	(1,560)	214	—	—
Net increase in cash and equivalents	559	—	(130)	—	429
Cash and equivalents at beginning of period	594	—	1,010	—	1,604
Cash and equivalents at end of period	$1,153	$—	$880	$—	$2,033

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

Results of Operations

Consolidated Overview

Three Months Ended	September 28 2008	September 30 2007	Variance
Net sales	$7,140	$6,834	$306	4.5%
Operating earnings	933	801	132	16.5%
Operating margin	13.1%	11.7%

Nine Months Ended	September 28 2008	September 30 2007	Variance
Net sales	$21,448	$19,725	$1,723	8.7%
Operating earnings	2,715	2,242	473	21.1%
Operating margin	12.7%	11.4%

General Dynamics’ net sales increased in the third quarter and first nine months of 2008 over the same periods in 2007. The Marine Systems group led the company’s sales growth in the third quarter with a double-digit increase over the prior year. Sales in the Aerospace and Information Systems and Technology groups were up in the quarter on higher aircraft deliveries and increased activity on tactical communications programs. The Combat Systems group’s sales were down slightly from the third quarter of 2007 as continued growth in the group’s military vehicle business was offset by reduced sales in the group’s weapons systems business. In the first nine months of 2008, each of the company’s business groups contributed to the solid sales growth. Three of the company’s four business groups generated double-digit sales growth over the first nine months of 2007, with the most notable increase in sales in the Combat Systems group on strong demand in the U.S. military vehicle business.

The company’s operating earnings and margins have increased significantly in 2008. Growth in operating earnings outpaced the sales growth in all of the company’s business groups in both the third quarter and first nine months of 2008. As a result, the company’s overall operating margins grew by 140 basis points in the third quarter and 130 basis points in the first nine months of 2008. The company’s continued focus on program execution has resulted in total operating margins in the third quarter of 2008 in excess of 13 percent, the company’s highest quarterly margins in eight years.

General and administrative (G&A) expenses as a percentage of net sales for the first nine months of 2008 were 6.0 percent compared with 6.2 percent in the same period in 2007. The company expects G&A expenses as a percentage of sales for the full-year 2008 to approximate the full-year 2007 rate of 6.0 percent.

Net cash provided by operating activities was $2.3 billion in the first nine months of 2008, compared with $1.9 billion in the same period in 2007. The company used cash to repurchase its common stock, pay dividends, repay maturing debt, and fund acquisitions and capital expenditures. The company’s net debt – debt less cash and equivalents and marketable securities – was a net cash surplus of $665 at the end of the third quarter of 2008 compared with net debt of $559 at third quarter 2007. The company achieved this $1.2 billion improvement after deploying approximately $330 on acquisitions, $1.1 billion on share repurchases and $514 on dividends paid during the past 12 months. The company expects to generate cash from operating activities in excess of net earnings for the full-year 2008.

The company’s net interest expense in the first nine months of 2008 decreased by $17, or 29 percent, from the first nine months of 2007 due to additional interest income on a higher average invested cash balance. Net interest was essentially unchanged from the third quarter of 2007 to the third quarter of 2008. The company expects full-year net interest expense of approximately $55 to $60.

The company’s effective tax rate for the nine-month period ended September 28, 2008, was 30.9 percent compared with 31.3 percent in the same period in 2007. In the second quarter of 2008, the Joint Committee on Taxation of the Congress approved a proposed settlement between the company and the U.S. Department of Justice related to a tax refund suit. This resulted in a $35, or approximately $0.09 per-share benefit, which reduced the tax rate for the first nine months of 2008 by 130 basis points. In the first nine months of 2007, the effective tax rate was impacted favorably by the resolution of the company’s 2003-2004 federal income tax audit. This settlement resulted in an $18, or $0.04 per-share benefit, which reduced the effective tax rate in the first nine months of 2007 by 80 basis points. The company anticipates an effective tax rate slightly above 31 percent for the full-year 2008, compared with 31.7 percent in 2007. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

The company completed the sale of its coal mining operation in the third quarter of 2007. The company’s reported discontinued operations include the operating results of this business prior to the sale in 2007 and final adjustments to the loss on the sale in 2008.

The company generated total new orders of $12.7 billion in the third quarter of 2008. As a result, total backlog grew more than 9 percent to $60.5 billion over the second quarter of 2008. Funded backlog was $49.7 billion as of September 28, 2008, up 10 percent over the second quarter of 2008. Each of the Aerospace, Combat Systems and Information Systems and Technology groups experienced strong order activity in the quarter, contributing to this backlog growth. The company’s total backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft. Management’s estimate of this potential contract value, which may be realized by the company over the next 14 years, was approximately $17.7 billion at the end of the third quarter 2008, up slightly from $17.4 billion at the end of the second quarter.

Aerospace

Three Months Ended	September 28 2008	September 30 2007	Variance
Net sales	$1,372	$1,315	$57	4.3%
Operating earnings	281	226	55	24.3%
Operating margin	20.5%	17.2%
Aircraft deliveries (in units):
Green	39	37	2	5.4%
Completion	38	35	3	8.6%

Nine Months Ended	September 28 2008	September 30 2007	Variance
Net sales	$3,980	$3,617	$363	10.0%
Operating earnings	757	598	159	26.6%
Operating margin	19.0%	16.5%
Aircraft deliveries (in units):
Green	115	103	12	11.7%
Completion	114	101	13	12.9%

The Aerospace group’s sales increased in both the third quarter and first nine months of 2008 compared with the same periods in 2007 primarily on increased deliveries of green and completed aircraft. The group has steadily increased production rates to facilitate increased aircraft deliveries in response to a growing backlog of aircraft. As a result, new aircraft sales increased 8 percent in the third quarter and 12 percent in the first nine months of 2008. Aircraft services volume was essentially unchanged in the third quarter of 2008 compared with the same period in 2007. Year-to-date, the group’s aircraft services sales grew by 10 percent over 2007. There were no pre-owned aircraft sales in the third quarter of 2008 compared with $35 in the third quarter of 2007. Pre-owned aircraft sales were $17 in the first nine months of 2008, down from $78 in the same period in 2007. The group had one pre-owned aircraft available for sale at the end of the third quarter of 2008.

The group’s operating earnings improved substantially in the third quarter and first nine months of 2008, growing at a significantly higher rate than sales in both periods. Three primary factors impacted the growth in the group’s operating earnings:

	Third Quarter	Nine Months
Increased aircraft deliveries	$24	$96
Pricing, delivery mix and labor efficiencies	36	92
General and administrative expenses	—	(33)
Other	(5)	4
Total increase in operating earnings	$55	$159

Operating earnings in 2008 have benefitted from higher prices on aircraft deliveries over those delivered in 2007. In addition, the group has continued to realize operational efficiencies in the aircraft manufacturing process. Year-to-date in 2008, improvements in productivity have offset supply-chain cost growth, allowing the group to fully benefit from the year-over-year pricing increases on aircraft deliveries. Earnings in 2008 also included the delivery in the third quarter of a special-mission aircraft, which had above-average margins. The group’s G&A costs remained unchanged from the third quarter of 2007 but were up for the first nine months as a result of increased selling expenses from strong order activity and higher product development costs. Operating margins increased 330 basis points in the third quarter and 250 basis points in the first nine months over the same periods in 2007.

The company expects full-year 2008 sales growth in the Aerospace group of between 12 and 13 percent based on the planned number and mix of aircraft deliveries. The company expects the group’s full-year margins to be in the mid-18 percent range based on the projected mix of aircraft deliveries and operational efficiencies realized to date.

Combat Systems

Three Months Ended	September 28 2008	September 30 2007	Variance
Net sales	$1,850	$1,872	$(22)	(1.2)%
Operating earnings	262	228	34	14.9%
Operating margin	14.2%	12.2%

Nine Months Ended	September 28 2008	September 30 2007	Variance
Net sales	$5,862	$5,152	$710	13.8%
Operating earnings	803	593	210	35.4%
Operating margin	13.7%	11.5%

The Combat Systems group’s net sales decreased slightly in the third quarter of 2008 compared to the third quarter of 2007 but were up significantly in the first nine months of 2008 compared with last year. The changes in the group’s sales from 2007 to 2008 were driven primarily by the group’s U.S. military vehicle and weapons systems businesses:

	Third Quarter	Nine Months
U.S. military vehicles	$107	$742
Weapons systems	(117)	(79)
Other	(12)	47
Total (decrease) increase in sales	$(22)	$710

The growth in military vehicle sales in the third quarter resulted from higher activity on several contracts in support of the Abrams main battle tank, including the System Enhancement Package (SEP) upgrade and the M1A1 reset programs, as well as the Expeditionary Fighting Vehicle (EFV) program. Year-to-date sales in the U.S. military vehicle business were up significantly, due largely to increased volume on the group’s contracts to produce RG-31 and Cougar armored vehicles under the mine-resistant, ambush-protected (MRAP) vehicle program. The group has completed deliveries of initial orders under this program but has received an order to deliver additional units between December 2008 and April 2009. The remainder of the year-to-date sales growth in this business was generated by higher activity on several Abrams tank support contracts. Sales volume in the group’s weapons systems business decreased in the third quarter and first nine months of 2008 due to lower deliveries of systems that help protect U.S. combat forces from improvised explosive devices.

In the second quarter of 2008, the company entered into a memorandum of understanding and a testing agreement with the Czech Republic regarding the testing and acceptance of 17 Pandur II vehicles completed by the group under a contract for 199 vehicles. These agreements are part of ongoing negotiations between the company and the Czech Republic following a notice of termination delivered by the customer in December 2007. The parties are negotiating a revised contract for the purchase of 107 vehicles, including the 17 completed vehicles. The company does not believe the outcome of the negotiations will have a material effect on the group’s operating results. Due to ongoing negotiations, additional sales under this contract that the company expected to recognize in the second half of 2008 are now expected to materialize beginning in 2009.

The Combat Systems group’s operating earnings were up significantly on lower sales volume in the third quarter of 2008 and increased at almost three times the rate of sales growth in the first nine months of 2008. The substantial growth in operating earnings produced a 200 basis-point increase in operating margins in the quarter and a 220 basis-point improvement year-to-date over the same prior-year periods. The earnings and margin growth in 2008 resulted primarily from improved performance in the group’s U.S. military vehicle business, particularly on the MRAP and Abrams programs.

The company expects Combat Systems to generate sales growth of about 6 percent for the full year 2008 with margins slightly above 13 percent. Total expected sales growth for the year is lower than previously projected due to the timing of funding on several U.S. and international programs, including the Czech Pandur contract, which has pushed some anticipated revenues to 2009. The outlook for the group’s full-year operating margins has improved as a result of operational efficiencies realized to date.

Marine Systems

Three Months Ended	September 28 2008	September 30 2007	Variance
Net sales	$1,404	$1,246	$158	12.7%
Operating earnings	140	110	30	27.3%
Operating margin	10.0%	8.8%

Nine Months Ended	September 28 2008	September 30 2007	Variance
Net sales	$4,176	$3,775	$401	10.6%
Operating earnings	389	320	69	21.6%
Operating margin	9.3%	8.5%

The Marine Systems group’s net sales increased significantly in the three- and nine-month periods ended September 28, 2008, over the same prior-year periods. The growth in the group’s sales consisted of the following:

	Third Quarter	Nine Months
Mature Navy ship production	$107	$222
Commercial ship production	42	135
Navy design and early-stage production	26	99
Other	(17)	(55)
Total increase in sales	$158	$401

The group’s mature ship-production programs for the U.S. Navy include the Virginia-class submarine, the T-AKE combat-logistics ship and the Arleigh Burke-class (DDG-51) destroyer. The Virginia program experienced significantly higher activity in 2008 as construction continues on the remaining five ships under the fixed-price Block II contract. The final Block I ship was delivered in the first quarter of 2008, and the first Block II ship was delivered in the third quarter of 2008. Deliveries are scheduled through 2013. The company expects to finalize negotiations for an eight-ship Block III contract by the end of 2008. On the T-AKE program, construction is in process on the sixth through tenth ships of the group’s 14-ship program. The group delivered the fifth T-AKE in June 2008, and the sixth ship was delivered in October 2008. Volume on the Arleigh Burke destroyer program in 2008 is down slightly compared to 2007. The group continues construction on the remaining five ships under contract with deliveries scheduled through 2011. The next destroyer is scheduled to be delivered in the fourth quarter of 2008.

Increased commercial shipbuilding volume resulted from higher activity on the group’s nine-ship, product carrier program. Construction is in process on the first three ships, and the first ship is scheduled to be delivered in the first quarter of 2009. Volume was also up in design and early-stage production activities for the Navy in 2008 from continued design work on the group’s DDG-1000 next-generation destroyer. The volume increases in the group in 2008 were offset slightly by the completion of the group’s SSGN submarine conversion contract in the fourth quarter of 2007.

The Marine Systems group has generated substantial improvement in operating earnings and margins in 2008 compared to 2007. The group has increased its labor efficiencies at each of its shipyards and, as a result, improved its operating performance on several key programs. Most notably, the group increased program earnings rates on the Virginia-class, T-AKE and commercial product carrier programs in the third quarter of 2008. The group’s margins increased 120 basis points in the third quarter and 80 basis points year-to-date due to the improved contract performance.

The company expects the Marine Systems group’s full-year 2008 sales growth to approach 8 percent over 2007. The group expects operating margins for the full year to exceed 9 percent as the group pursues further efficiencies on its ship-construction programs.

Information Systems and Technology

Three Months Ended	September 28 2008	September 30 2007	Variance
Net sales	$2,514	$2,401	$113	4.7%
Operating earnings	270	254	16	6.3%
Operating margin	10.7%	10.6%

Nine Months Ended	September 28 2008	September 30 2007	Variance
Net sales	$7,430	$7,181	$249	3.5%
Operating earnings	822	773	49	6.3%
Operating margin	11.1%	10.8%

The Information Systems and Technology group’s sales increased in the third quarter and first nine months of 2008 compared with 2007, led by double-digit growth in the group’s tactical and strategic mission systems business. The group’s 2008 sales increase consisted of the following:

	Third Quarter	Nine Months
U.S. defense	$104	$329
United Kingdom	7	(31)
Commercial wireless	2	(49)
Total increase in sales	$113	$249

The group’s U.S. defense market consists of the tactical and strategic mission systems, information technology (IT) and mission services, and intelligence mission systems businesses. Sales in the tactical systems business were up as a result of increased volume on the group’s ground-based satellite communications programs and several key contracts that support the U.S. military. Most notably, activity increased on the Warfighter Information Network – Tactical (WIN-T) program, which provides warfighters fast, secure, mobile command-and-control capabilities, and the Common Hardware/Software III (CHS-3) program, which provides commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other U.S. federal agencies worldwide. In the IT services business, ramp-up activity on the group’s contract to provide technology operations and maintenance infrastructure support (TOMIS) services for U.S. Citizenship and Immigration Services was offset by decreased volume on the Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2) program. The group’s intelligence systems business has experienced program funding delays in 2008 that have resulted in a reduction in volume from 2007, but volume has steadied in recent quarters.

In the group’s United Kingdom operation, sales increased in the third quarter but decreased in the first nine months of 2008 compared to the same prior-year periods. Activity on the group’s BOWMAN communications program is down slightly from 2007, but the program has reached a steady-state level of volume for the foreseeable future. This scheduled decline on the BOWMAN program has been partially offset in 2008 by increased activity on various other command, control, communications, computing and intelligence systems (C4I) programs.

Sales in the commercial wireless market stabilized in the third quarter as volume was steady compared to the same period in 2007. Year-to-date commercial wireless sales were down compared with 2007 due to reduced demand in this market.

Operating earnings and margins in the Information Systems and Technology group increased in both the third quarter and first nine months of 2008 compared to 2007. Operating performance improved in both the group’s tactical systems and intelligence systems businesses, resulting in an increase to margins of 10 basis points in the quarter and 30 basis points year-to-date.

In the Information Systems and Technology group, the company expects full-year 2008 sales growth between 4 and 5 percent. The company expects the group’s operating margins to decline slightly in the fourth quarter due to a shift in contract mix toward IT services work. Margins for the full year are expected to be consistent with those achieved in 2007.

Corporate

Corporate results consist primarily of the company’s stock option expense and a portion of the results of the company’s commercial pension plans. Corporate operating expenses totaled $20 in the third quarter of 2008 compared with $17 in the third quarter of 2007. Year-to-date corporate operating expenses were $56 in the first nine months of 2008 compared with $42 in the same period in 2007. The increase in both periods resulted from higher stock option expense. The company expects 2008 stock option expense of $75.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the third and second quarters of 2008:

September 28, 2008	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$21,466	$618	$22,084	$2,278	$24,362
Combat Systems	12,540	3,300	15,840	2,625	18,465
Marine Systems	7,907	3,573	11,480	2,143	13,623
Information Systems and Technology	7,761	3,324	11,085	10,649	21,734
Total	$49,674	$10,815	$60,489	$17,695	$78,184

June 29, 2008
Aerospace	$18,195	$634	$18,829	$2,309	$21,138
Combat Systems	10,611	3,263	13,874	2,610	16,484
Marine Systems	8,899	3,239	12,138	2,167	14,305
Information Systems and Technology	7,531	2,950	10,481	10,348	20,829
Total	$45,236	$10,086	$55,322	$17,434	$72,756

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

Total orders received in the company’s defense businesses during the third quarter of 2008 were $8.1 billion. The orders in the third quarter included several notable contract awards.

Combat Systems awards included the following:

•	Combined orders totaling over $900 from the U.S. Army for the production of 677 Stryker vehicles including all 10 variants. These contracts have a potential value of over $1.2 billion.

•	Approximately $765 from the U.S. Marine Corps for the development and manufacturing of seven new Expeditionary Fighting Vehicle (EFV) prototypes.

•	Initial funding of approximately $615 from the Army under the company’s $1.2 billion multi-year contract for the upgrade of M1A1 Abrams main battle tanks to the M1A2 SEP configuration.

•	Over $540 from the Marine Corps for 773 RG-31 Mk5E Category I vehicles and related spares under MRAP vehicle program. The vehicles are scheduled to be delivered by April 2009.

•	Approximately $265 from the Army for Stryker modification kits to be used in Operation Iraqi Freedom.

•	Approximately $220 from the Army for Tank Urban Survivability Kits (TUSK) for the Abrams tank.

•	Approximately $175 from the Army to continue field support, including reset and battle damage repair, under the Stryker program.

•	Over $100 from the Spanish government for 100 RG-31 Mk5E mine-protected vehicles.

•	$85 from the Army for the production of Hydra-70 (2.75-inch) rockets. This order brings the total contract value to date to almost $800. The contract has a total potential value of over $900.

Marine Systems awards included the following:

•	$420 from the U.S. Navy for the modernization of LSD-class amphibious assault ships.

Information Systems and Technology awards included the following:

•	Combined orders totaling $850 under the ICE2 program, bringing the total contract value to date to $3.1 billion.

•	Combined orders totaling over $260 under the Common Hardware/Software III program, bringing the total contract value to almost $1.6 billion.

•	Approximately $135 to provide technical support services for the Warfighter Information Network-Tactical (WIN-T) mobile command-and-control system.

•	An IDIQ contract from the Naval Air Systems Command with a potential value of over $180 for integrated logistics support for foreign military sales.

The company has received significant contract awards since the end of the third quarter. The Combat Systems group received a $66 order from the Army for MK-19 grenade machine guns to be delivered between 2009 and 2012. The Army also awarded a joint venture in which Combat Systems participates one of three Joint Light Tactical Vehicle (JLTV) technology demonstration contracts. The 27-month contract has a funded value of $45 and a potential value of approximately $60. The JLTV is intended to replace the Army and Marine Corps’ fleet of High Mobility Multipurpose Wheeled Vehicles (HMMWV).

Aerospace

The Aerospace funded backlog represents orders for which the company has definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace potential contract value represents options to purchase new aircraft.

In the third quarter of 2008, the Aerospace group received $4.6 billion in orders. The group’s new-aircraft book-to-bill ratio (orders divided by sales) in the third quarter was 3.9. This was the group’s tenth consecutive quarter of book-to-bill greater than one, resulting in the largest backlog in the group’s history. The group continues to experience strong demand for its large-cabin models, while orders for mid-size aircraft, particularly the G150 model, softened in the third quarter. As a result, the company will reduce production of the G150 in 2009. The company is also considering increasing its production of large aircraft in 2009.

In the third quarter, the group continued taking orders for the Gulfstream G650, a new ultra-large-cabin, ultra-long-range business jet that is scheduled to enter service in the second quarter of 2012. Demand for this new product has been very strong since its introduction in the second quarter of 2008. The group introduced the new G250 super-mid-size business jet and began taking orders in the fourth quarter of 2008.

Financial Condition, Liquidity and Capital Resources

Operating Activities

General Dynamics continued to generate strong cash flow from operating activities in the first nine months of 2008. Net cash provided by operating activities increased by $456 to $2.3 billion in the first nine months of 2008 compared with $1.9 billion in the same period in 2007. The two primary drivers of the increased cash flow in 2008 were $346 of growth in the company’s earnings from continuing operations and an increase in non-refundable customer deposits in the Aerospace group from the group’s significant order activity. Cash flows from operating activities in 2007 included approximately $270 received upon resolution of the Marine Systems group’s request for equitable adjustment on the T-AKE contract. The company ended the third quarter of 2008 with a cash balance of $2.6 billion compared with $2.9 billion at the end of 2007.

As discussed further in Note J to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to the company’s expectations, the default termination ultimately is sustained, the company and The Boeing Company could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at September 28, 2008. If this were the outcome, the government contends the company would owe approximately $1.4 billion pretax. The company’s after-tax cash obligation would be approximately $685. The company believes it has sufficient resources to pay such an obligation, if required, while still retaining ample liquidity.

Investing Activities

Net cash used for investing activities was $610 for the nine-month period ended September 28, 2008, compared with $690 in the same period in 2007. The primary uses of cash in investing activities were business acquisitions and capital expenditures. As discussed further in Note B to the unaudited Consolidated Financial Statements, in the first nine months of 2008, the company completed three acquisitions for approximately $300 in cash. In the first nine months of 2007, the company completed two acquisitions for an aggregate of approximately $300 in cash. The company used cash on hand to fund these acquisitions. The company expects full-year capital expenditures to equal 1.5 to 2 percent of net sales.

In the third quarter of 2008, the company announced its agreement to acquire Jet Aviation (Jet), a business-aviation services company headquartered in Zurich, Switzerland, for approximately $2.25 billion. Jet’s operating results will be included in the company’s Aerospace group from the date the acquisition closes. The company has received regulatory approval for the transaction and expects to close the acquisition in early November 2008. The company plans to finance the purchase primarily with cash on hand.

Financing Activities

Financing activities used net cash of $2 billion in the first nine months of 2008 compared with $739 in the same period in 2007. The company’s typical financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

In the first nine months of 2008, the company repaid $500 of fixed-rate debt and $150 of senior notes on the scheduled maturity dates. There were no significant debt repayments in the first nine months of 2007. In the fourth quarter of 2008, $20 of term debt is scheduled to mature. The company expects to use cash on hand to repay this indebtedness on maturity. There are no significant scheduled debt maturities until August 2010.

On March 5, 2008, the company’s board of directors declared an increase in the company’s regular quarterly dividend to $0.35 per share – the 11th consecutive annual increase. The board had previously increased the regular quarterly dividend to $0.29 per share in March 2007.

In the first nine months of 2008, the company repurchased approximately 14.4 million of its outstanding shares on the open market, including approximately $150 that will settle in the fourth quarter. In the first nine months of 2007, the company repurchased approximately 6 million of its shares. On October 1, 2008, the company’s board of directors increased the number of shares authorized for repurchase to 10 million. As of November 3, 2008, the company had approximately eight million remaining shares authorized for repurchase, about 2 percent of its total shares outstanding.

Free Cash Flow

Free cash flow from operations for the first nine months of 2008 was $2 billion compared with $1.6 billion for the same period in 2007. Management defines free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. Management believes free cash flow from operations is a useful measure for investors, because it portrays the company’s ability to generate cash from its core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing its common stock and paying dividends. The company uses free cash flow from operations to assess the quality of its earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the unaudited Consolidated Statement of Cash Flows:

Nine Months Ended	September 28 2008	September 30 2007
Net cash provided by operating activities from continuing operations	$2,319	$1,881
Capital expenditures	(314)	(294)
Free cash flow from operations	$2,005	$1,587
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	125%	125%
Free cash flow from operations	108%	106%

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141R changes the requirements for accounting for business combinations, including the determination of purchase price and assignment of purchase price to acquired assets and assumed liabilities. SFAS 141R is effective for the company’s acquisitions that are completed after December 31, 2008. The company does not expect the adoption of this standard to have a material effect on future acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of September 28, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2008, the company’s disclosure controls and procedures were effective.

There were no changes in the company’s internal control over financial reporting that occurred during the quarter ended September 28, 2008, that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	general U.S. and international political and economic conditions, including the current global credit market dislocation;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about the company’s third quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program *	Maximum Number of Shares that May Yet Be Purchased Under the Program *
6/30/08 - 7/27/08	130,700	$83.10	130,700	1,112,400
7/28/08 - 8/24/08	—	$—	—	10,000,000
8/25/08 - 9/28/08	5,984,900	$81.81	5,984,900	4,015,100

Total	6,115,600	$81.84

*	On August 6, 2008, the board of directors authorized management to repurchase up to 10 million shares of common stock in the open market. Given the repurchase activity following the August authorization, on October 1, 2008, the board of directors reset the number of shares management may repurchase in the open market to 10 million shares. Unless terminated earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

The company did not make any unregistered sales of equity securities in the third quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: November 4, 2008