Form 10-K
period 2008-12-31
GENERAL DYNAMICS CORP
filed 2009-02-20
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $31,518,272,489 as of June 29, 2008 (based on the closing price of the shares on the New York Stock Exchange).

386,068,301 shares of the registrant’s common stock were outstanding at February 1, 2009.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2009 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

2    General Dynamics 2008 Annual Report

(Dollars in millions, unless otherwise noted)

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design and construction; and information systems, technologies and services. Incorporated in Delaware, we employ approximately 92,300 people and have a global presence.

We are dedicated to consistently delivering superior shareholder returns. Shareholder value is created through a strategy that emphasizes excellence in program execution, sustained organic growth, continuous margin improvement, efficient cash-flow conversion and disciplined capital deployment. To perpetuate growth, we focus on identifying the fast currents in our core markets, seeking opportunities in adjacent markets and broadening our portfolio to encompass a variety of military, federal government, commercial and international customers. We deploy capital through internal investment, acquisitions, dividends and, when appropriate, the repurchase of company shares on the open market.

In addition to creating shareholder value and delivering the highest quality products and services, management fosters a corporate culture centered on continuous improvement, innovation, ethical behavior and integrity. This culture is evident in how we interact with shareholders, employees, customers, partners and the communities in which we operate.

Formed in 1952 through the combination of Electric Boat Company, Consolidated Vultee (CONVAIR) and other companies, General Dynamics grew internally and through acquisitions until the early 1990s, when we sold nearly all of our divisions except Electric Boat and Land Systems. Beginning in 1995, we expanded those two core defense businesses by acquiring additional shipyards and combat vehicle-related businesses. In 1997, to reach a new, expanding market, we began acquiring companies with expertise in information technology products and services. In 1999, we purchased Gulfstream Aerospace Corporation, a business-jet aircraft and aviation support-services company. Since 1995, we have acquired and successfully integrated 52 businesses, including five in 2008.

General Dynamics operates through four business groups –Aerospace, Combat Systems, Marine Systems and Information Systems and Technology.

AEROSPACE

Our Aerospace group designs, manufactures and outfits a comprehensive family of mid-size and large-cabin Gulfstream business-jet aircraft, and provides maintenance, refurbishment, outfitting and aircraft services for a variety of business-jet, wide-body and narrow-body aircraft customers globally. With 50 years of experience at the forefront of the business-jet aviation market, the Aerospace group is noted for:

•	superior aircraft design, quality, safety and reliability;

•	technologically advanced cockpit and cabin systems; and

•	industry-leading product service and support.

The group’s Gulfstream product portfolio includes eight aircraft across a spectrum of price and performance options. The varying ranges, speeds and cabin dimensions are well-suited to the transportation needs of an increasingly diverse global customer base. The large-cabin models are assembled at Gulfstream’s headquarters in Savannah, Georgia, and outfitted at one of Gulfstream’s four U.S. completion facilities. A key supplier in Israel is responsible for construction of the mid-size models. Gulfstream then outfits these models in the group’s Texas completion center.

General Dynamics 2008 Annual Report    3

For the past several years, the Aerospace group has experienced a steady increase in demand for its business jets around the world, particularly in Europe, the Middle East, India and the Asia-Pacific region. As a result of this global demand, international customers now comprise over 50 percent of the group’s order backlog. The group’s customer base is also shifting toward private companies and individual customers, which collectively comprise two-thirds of total orders. The group remains a leading provider of aircraft for government and military service around the world, with Gulfstream aircraft operating in 34 nations. These government aircraft are used for head-of-state/executive transportation and a variety of special-mission applications, including aerial reconnaissance, maritime surveillance, weather research and astronaut training.

To respond to worldwide demand, management has adjusted aircraft production rates, invested in innovative product development and facility improvements, and enhanced the group’s global service network. Measured increases in aircraft production in recent years have consciously lagged demand, which has helped to protect the group’s product pricing while generating a multi-year backlog. To ensure that production increases maintain profitability, the group’s management has worked closely with its suppliers and invested in manufacturing productivity and efficiency improvements.

The Aerospace group continuously invests in research and development (R&D) over the course of each aircraft’s lifecycle to introduce new products and first-to-market enhancements that broaden customer choice, improve aircraft performance and set new standards for customer safety, comfort and in-flight productivity. The two aircraft that joined the Gulfstream family in 2008, the super-mid-size G250 and the ultra-large-cabin G650, demonstrate this innovation. The G250 offers the largest cabin and the longest range at the fastest speed in its class. The G650 is a completely new platform that has the longest range, fastest speed, largest cabin and most-advanced cockpit in the Gulfstream fleet. Scheduled to enter service in late 2011 and 2012, respectively, these aircraft were created with significant customer input and have been well-received. Gulfstream’s new and upgraded aircraft models are designed to minimize lifecycle costs while maximizing the commonality of parts and pilot-type ratings among the various models. For multiple-aircraft fleet operators, this uniformity reduces training and maintenance costs and enhances safety in the operation of the aircraft.

Current product-enhancement and development efforts include initiatives in advanced avionics, composites, flight-control systems, acoustics, cabin technologies and enhanced vision systems. In 2007 and early 2008, the Federal Aviation Administration (FAA) and European Aviation Safety Agency certified two of the group’s safety-enhancing products – the second-generation Enhanced Vision System (EVS II) and the new Synthetic Vision-Primary Flight Display (SV-PFD), both of which assist the pilot during low-visibility conditions. EVS II is a specially designed, forward-looking infrared (FLIR) camera that projects a real-world infrared image on the pilot’s head-up display (HUD), while Synthetic Vision provides three-dimensional images of the terrain, runway environment and obstacles on the pilot’s primary head-down display. The products work in tandem to provide pilots with unparalleled situational awareness regardless of weather, terrain or landing-field conditions. The group also continues to introduce new services to reduce pilot workload, streamline maintenance processes and enhance aircraft safety and reliability, including PlaneBook and PlaneConnect. PlaneBook is a compact computer tablet preloaded with a complete reference library that includes the airplane flight manual, operating manual and pilot checklists, improving manual-to-manual navigation and reducing paper and weight in the flight deck. PlaneConnect automatically relays any airborne technical issues identified by the plane’s maintenance system to ground technicians, reducing turnaround time through early dispatch of parts and technicians.

In March 2006, we embarked on a $400 facilities project designed to create additional R&D offices, improve the customer sales and design center, increase aircraft-service capacity and create facilities to build next-generation aircraft in Savannah. This multi-year project is substantially complete. Key 2008 developments include:

•	the completion in March of a new purpose-built G650 manufacturing facility that enabled commencement of initial-phase G650 construction;

•	the opening in August of a second R&D center with state-of-the-art laboratories; and

•

the ground breaking in September of Phase Two of the new South Service Center in Savannah which, combined with Phase One of the building, will become the largest maintenance facility in the world built specifically for business jets.

In addition to the increased service capacity in Savannah, we continue to expand the group’s global service support network to address the needs of the growing international installed fleet. In November 2008, we acquired Jet Aviation, an aviation services provider with aircraft service centers in more than 20 locations worldwide. The addition of Jet Aviation enables the Aerospace group to uphold its commitment to provide customers worldwide first-in-class service and support 24 hours a day.

The acquisition also expands the Aerospace group’s portfolio to include premium aircraft-outfitting operations for airframes produced by other original equipment manufacturers (OEMs). Jet Aviation performs aircraft completions and refurbishments for business jets and narrow- and wide-body commercial aircraft at locations in Europe and the United States. As a trusted provider of turnkey aircraft management and fixed-base operations (FBO) services to a broad global customer base, Jet Aviation supports the continued growth and diversification of the Aerospace portfolio.

4    General Dynamics 2008 Annual Report

A market leader in the business-aviation industry, the Aerospace group remains focused on:

•	driving efficiencies into, and taking cost out of, aircraft production, outfitting and service processes;

•	continuously investing in innovative first-to-market technologies and products; and

•	providing exemplary and timely support to customers around the world.

Net sales for the Aerospace group were 19 percent of our consolidated net sales in 2008, 18 percent in 2007 and 17 percent in 2006. Net sales by major products and services were as follows:

Year Ended December 31	2008	2007	2006
New aircraft and completions	$4,678	$4,081	$3,341
Aircraft services	816	669	558
Pre-owned aircraft	18	78	217
Total Aerospace	$5,512	$4,828	$4,116

COMBAT SYSTEMS

Our Combat Systems group is a global leader in the design, development, production, support and enhancement of tracked and wheeled military vehicles, weapons systems and munitions for the United States and its allies. The group’s product lines include:

•	wheeled armored combat and tactical vehicles;

•	tracked main battle tanks and infantry fighting vehicles;

•	guns and ammunition-handling systems;

•	ammunition and ordnance;

•	mobile bridge systems;

•	passive, active and reactive armor;

•	chemical, biological and explosive detection systems;

•	high-performance composite products; and

•	highly engineered drive train components and aftermarket parts.

Combat Systems has a strong foundation of products that are core platforms for customers across the combat vehicle, armaments and munitions product lines. These long-term production programs have large, durable backlogs, providing the group’s management the opportunity to pursue continuous process and productivity improvements to increase customer satisfaction, reduce product lifecycle costs and improve the group’s financial performance. At the same time, the group applies its design and engineering expertise to develop product improvements that advance the utility and performance of these systems, while identifying and positioning itself for opportunities in emerging and adjacent markets.

Combat Systems’ core military vehicle platforms consist of a variety of wheeled combat vehicles and main battle tanks. At the heart of these programs are the Stryker wheeled combat vehicle and the Abrams main battle tank. The group is the sole provider of these vehicles – two of the key ground-force assets for its primary customer, the U.S. Army. Both of these vehicles have proven highly effective in operations in Iraq, securing their place in the Army’s force structure for the foreseeable future and creating new opportunities for these vehicles in international markets.

Combat Systems produces Strykers under a contract awarded in 2001, which has been modified to support the Army’s vision for expanded deployment of the vehicle in new roles throughout the force. The Stryker supports numerous missions with 10 variants: infantry carrier; command and control; medical evacuation; fire support; engineering; anti-tank; mortar carrier; reconnaissance; mobile gun system (MGS); and nuclear, biological and chemical reconnaissance vehicle (NBCRV).

Combat Systems continues to support the Army’s evolving needs for the most capable main battle tank with technological upgrades to the Abrams, including the System Enhancement Package (SEP) and the Tank Urban Survivability Kit (TUSK). The SEP-configured tank is a digital platform with an enhanced command-and-control system, second-generation thermal sights and improved armor. The TUSK increases the tank’s utility and crew survivability in urban warfare environments. In addition, through an innovative partnership with the Anniston Army Depot, the group’s Abrams Integrated Management (AIM) program refurbishes the oldest M1A1 Abrams tanks to a like-new condition.

Complementing these combat-vehicle programs are Combat Systems’ weapons-system and munitions programs. The group manufactures the M2 heavy machine gun and the MK19 and MK47 grenade launchers, as well as weapons for most U.S. fighter aircraft, including all high-speed Gatling guns for fixed-wing aircraft and the Hydra-70 family of rockets. The group also holds leading or sole-source munitions supply positions for products such as:

•	the 120mm mortar and the 155mm and 105mm artillery projectile for the U.S. government,

•	conventional bomb structures for the U.S. government,

•	mortar systems and large-caliber requirements for the Canadian Department of National Defence, and

•	military propellant requirements in the North American market.

In addition, Combat Systems is the principal second source for the U.S. military’s small caliber ammunition needs.

Beyond these long-term platform and supply programs, Combat Systems has been active in supporting the United States’ ongoing operations in Iraq and Afghanistan. In addition to providing armor kits, ammunition and logistics support for forces deployed overseas, the group has identified new technologies to respond to its customers’ evolving requirements. Among these are innovative solutions to detect current and emerging threats,

General Dynamics 2008 Annual Report    5

including chemical, biological and explosive detection systems, as well as systems to protect U.S. forces against improvised explosive devices (IEDs).

As threats to deployed forces have evolved, Combat Systems has established teaming relationships and leveraged its available capacity and vehicle-integration expertise to provide innovative new solutions to customers. The group is participating in the Defense Department’s mine-resistant, ambush-protected (MRAP) vehicle program, which emerged in late 2007. Combat Systems provides two offerings under this program – the Cougar, which it produces with a joint-venture partner, and the RG-31. Between these two solutions, the group and its partner have delivered more than 3,600 of the nearly 16,000 vehicles purchased under the MRAP program. The group is scheduled to deliver its remaining 700 vehicles under contract in the first quarter of 2009. While the Defense Department has completed purchasing vehicles under the initial MRAP program, it has expressed interest in a similar fast-response procurement of a lighter version of the MRAP for use off-road. The group is one of the bidders in this MRAP All-Terrain Vehicle (MRAP-ATV) program.

The past six years of warfare have had a significant impact on U.S. military assets, requiring the refurbishment of battle-damaged vehicles, the replacement of equipment that has reached the end of its service life and the replenishment of ammunition and other supplies for the U.S. armed forces. As the principal contractor for the maintenance, repair and reset of Abrams tanks and Stryker vehicles and a major U.S. munitions supplier, we expect the sustaining and upgrading of U.S. forces to become an increasing share of Combat Systems’ contract mix.

The Combat Systems group is also focused on innovative technologies and is well-positioned to participate in future development programs. For the U.S. Marine Corps, the group continues the design and testing of the Expeditionary Fighting Vehicle (EFV), an expeditionary combat platform designed to replace the service’s current craft. The EFV has a breakthrough design that provides sea maneuverability at speeds up to 25 knots and ground mobility equaling that of the Abrams tank. The group is building seven new prototypes as part of a system design and development contract, and we expect the Marine Corps to authorize production of up to 573 vehicles starting in 2012.

Combat Systems is a key team member in the Army’s Future Combat Systems (FCS) program and leads the system development of the FCS manned ground vehicle, which will complement the Army’s existing combat brigades composed of Strykers and Abrams tanks. The group is also a member of one of three teams awarded technology demonstration contracts for the Joint Light Tactical Vehicle (JLTV), which is intended to replace the Army’s fleet of High Mobility Multi-purpose Wheeled Vehicles (HMMWV or Humvees®).

Combat Systems also has a significant presence internationally and is a recognized military-vehicle integrator and leading defense-materiel provider worldwide. It has manufacturing facilities in Australia, Austria, Canada, France, Germany, Spain and Switzerland, and has customers in more than 30 countries. The group’s European business offers a broad range of products, including light- and medium-weight tracked and wheeled tactical vehicles, amphibious bridge systems, artillery systems, light weapons, ammunition and propellants. Like the group’s U.S. products, many of these systems constitute key platforms employed by its customers’ military forces. These include the Leopard 2E tank and the Pizarro tracked infantry combat vehicle, produced for the Spanish army; the Pandur II armored combat vehicle, produced for the Portuguese army and navy; and the Piranha wheeled armored vehicle, which the group has sold to several European countries.

Beyond the European market, Combat Systems is experiencing increased international demand as a result of the demonstrated success of its fielded products. In particular, the group has opportunities to provide Abrams tanks to Egypt; Strykers, light armored vehicles and Abrams tanks to Iraq; and light armored vehicles and Abrams tank upgrades to Saudi Arabia.

To expand and diversify the products Combat Systems provides to customers around the world and to pursue new markets, we acquired AxleTech International (AxleTech) of Troy, Michigan, in December 2008. AxleTech is a global manufacturer and supplier of highly engineered axles, suspensions, brakes and aftermarket parts for heavy-payload vehicles for a variety of military and commercial customers.

The Combat Systems group continues to focus on operational execution across the business as it delivers on its substantial backlog. In an environment of continuously expanding threats and evolving customer needs, including an increased emphasis on speed to market, the group remains focused on its customers’ requirements and the opportunities they present.

Net sales for the Combat Systems group were 28 percent of our consolidated net sales in 2008, 29 percent in 2007 and 25 percent in 2006. Net sales by major products and services were as follows:

Year Ended December 31	2008	2007	2006
Medium armored vehicles	$3,570	$3,265	$2,204
Main battle tanks	1,567	1,430	1,181
Munitions and propellant	1,278	1,276	806
Engineering and development	676	598	582
Armament and detection systems	580	761	491
Rockets and missile components	394	294	317
Aerospace components and other	129	173	402
Total Combat Systems	$8,194	$7,797	$5,983

6    General Dynamics 2008 Annual Report

MARINE SYSTEMS

Our Marine Systems group designs, builds and supports submarines and surface ships for the U.S. Navy and commercial ships for Jones Act customers. The group operates three of the six shipyards in the United States that construct large ships for the Navy, including one of the country’s two nuclear submarine yards and the only yard that services deep-draft ships on the West Coast. The group’s diverse portfolio of platforms and capabilities includes:

•	nuclear-powered submarines (Virginia Class);

•	surface combatants (DDG-51, DDG-1000, LCS);

•	auxiliary and combat-logistics ships (T-AKE);

•	commercial ships;

•	engineering design support; and

•	overhaul, repair and lifecycle support services.

The substantial majority of Marine Systems’ workload supports the U.S. Navy. These efforts include the construction of new ships and the design and development of next-generation platforms to help the customer face evolving missions and maintain its desired fleet size, as well as maintenance and repair services to maximize the life and effectiveness of in-service ships. This business consists of major ship-construction programs awarded under large, multi-ship contracts that span several years. The group’s mature Navy construction programs currently consist of the fast-attack Virginia-class nuclear-powered submarine, the Arleigh Burke-class (DDG-51) guided-missile destroyer and the Lewis and Clark-class (T-AKE) dry cargo/ammunition combat-logistics ship.

The Virginia-class submarine is the first U.S. submarine designed to address post-Cold War threats, including capabilities tailored for both open-ocean and near-shore missions. These stealthy ships are well-suited for a variety of global assignments, including clandestine intelligence gathering, special-operations missions and sea-based missile launch.

The Navy’s Virginia-class program of record includes 30 submarines, which the customer is procuring in multi-ship blocks. The group, in conjunction with an industry partner that shares in the construction of these vessels, has delivered the four ships under its cost-reimbursable Block I contract and the first ship under its fixed-price Block II contract. Work is in progress on the remaining five ships under that contract, and deliveries of these ships are scheduled through 2013. The Navy awarded the group an eight-ship Block III contract in the fourth quarter of 2008, extending deliveries through 2018. As a result of strong Navy and congressional support, innovative cost-saving design and production efforts and successful program execution, the group is scheduled to build two submarines per year starting in 2011, which will double the group’s current submarine workload.

Marine Systems is the lead designer and producer of Arleigh Burke destroyers, a sophisticated class of surface combatants and the only active destroyer in the Navy’s global surface fleet. During 2008, the group delivered USS Sterett and USS Stockdale, the 29th and 30th of 34 DDG-51 ships the Navy has contracted with the group to build. The four remaining ships are scheduled for delivery between 2009 and 2011. The Navy and the Congress are currently evaluating future DDG-51 production requirements.

The group’s T-AKE is the Navy’s first new combat-logistics ship design in almost 20 years and the first Navy ship to incorporate proven commercial marine technologies, such as integrated electric-drive propulsion. These technologies are designed to minimize T-AKE operations and maintenance costs over an expected 40-year life. The T-AKE ships support multiple missions for the Navy, including replenishment at sea for U.S. and NATO operating forces around the world. The group has delivered the first six of these ships, including two in 2008. Work is underway on four of the remaining six ships currently under contract, with deliveries scheduled through 2012. The Navy has funded long-lead material procurement for the final two ships under the contract, which if fully exercised, would bring the program total to 14 ships.

The Marine Systems group is also participating in the development of technologies and naval platforms for the future. Following the conversion of four Trident ballistic-missile submarines (SSBNs) to guided-missile submarines (SSGNs) to address tactical-strike and special-operations mission requirements, the group continues to apply its design and engineering expertise to advance next-generation submarine capabilities. For example, Marine Systems leads a joint Navy-Defense Advanced Research Projects Agency (DARPA) initiative to identify and overcome technological barriers to reducing the cost of future submarines. Under this initiative, the group is developing technologies to propel submarines with external electric motors, reduce the ship’s infrastructure and improve its sensors. The group’s efforts also include initial concept studies for the development of the next-generation ballistic missile submarine.

Marine Systems is also participating in a number of programs in support of the Navy’s efforts to renew its surface combatant fleet. The group is focused on completing the design and starting construction of the next-generation guided-missile destroyer, the DDG-1000 Zumwalt Class. The group has one of two contracts for the construction of a DDG-1000 destroyer. The Congress has partially funded a third ship in the 2009 defense appropriations bill and, with the Navy, is evaluating future DDG-1000 production requirements.

Marine Systems leads one of two industry teams awarded contracts for the design and construction of the Littoral Combat Ship (LCS), a new high-speed surface warship designed to address emerging coastal-water threats. Marine Systems’ LCS is well-suited to accommodate the speed, draft and cargo capacity requirements of this new combatant class of warship. The group launched its first ship in the fourth quarter of 2008 and expects to deliver the ship in mid-2009. The Navy is currently assessing future LCS construction requirements.

General Dynamics 2008 Annual Report    7

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

To better serve the Navy’s growing Pacific presence, we acquired HSI Electric, Inc. (HSI), of Honolulu, Hawaii, in 2008. HSI is a marine and industrial electrical company specializing in electrical apparatus installation, maintenance, troubleshooting and repair.

Beyond its Navy programs, the group designs and produces ships for commercial customers to meet the Jones Act requirement that ships carrying cargo between U.S. ports be built in U.S. shipyards. Marine Systems currently has a contract to build up to nine product-carrier ships, five of which have been exercised by the customer. These product carriers are based on a design the group obtained through a strategic partnership with an experienced international commercial shipyard. The partnership allows Marine Systems to offer proven commercial ship designs to Jones Act customers, to learn best practices that improve efficiency and throughput, and to achieve cost savings on materials procured through the partnership. The group delivered the first ship in early 2009 and expects to deliver the second and third ships by the end of 2009.

To further the group’s goals of efficiency and continuous program improvement, we are committed to strategic investments in our shipyards in partnership with the Navy and local governments. In addition, the Marine Systems group continues to leverage its design and engineering expertise across our shipyards to improve program execution and generate cost savings. This knowledge sharing enables the group to use resources more efficiently and promote process improvements throughout the business. The group is well-positioned to effectively fulfill the long-term ship-construction and support requirements of its Navy and commercial customers.

Net sales for the Marine Systems group were 19 percent of our consolidated net sales in 2008, 18 percent in 2007 and 21 percent in 2006. Net sales by major products and services were as follows:

Year Ended December 31	2008	2007	2006
Nuclear-powered submarines	$2,579	$2,355	$2,427
Surface combatants	1,195	1,112	1,088
Auxiliary and commercial ships	1,192	953	807
Repair and other services	590	573	618
Total Marine Systems	$5,556	$4,993	$4,940

INFORMATION SYSTEMS AND TECHNOLOGY

Our Information Systems and Technology group provides technologies, products and services that support a wide range of government and commercial digital-communication and information-sharing needs. Since we created the group in 1998, we have evolved its product and service offerings through 27 acquisitions and internal development into a three-part portfolio that includes tactical and strategic mission systems, information technology and mission services, and intelligence mission systems.

Tactical and strategic mission systems – The group designs, manufactures and delivers trusted and secure communications network systems, ruggedized computers, command-and-control systems and operational hardware to customers within the U.S. Department of Defense, the intelligence community, federal civilian agencies and international customers.

This market is characterized by programs such as the U.S. Army’s Warfighter Information Network-Tactical (WIN-T) battlefield communications network. As the prime contractor for this program, we are responsible for the design, engineering, integration, production, program management and support of the Army’s primary current and future battlefield communications network. Using ground and satellite communications links, the network provides commanders with the digital telecommunications services they need to access intelligence information, initiate battle plans, collaborate with other military elements, issue orders and monitor the status of their forces.

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

Information Systems and Technology’s leadership in this market has been developed through decades of experience in designing, building and supporting previous generations of communications technologies. With roots in commercial markets, the group’s expertise and record of innovation encompass all of the decisive technologies that enable design and deployment of tactical networking systems. These include:

•	ruggedized mobile computing solutions with embedded wireless capability;

•	information assurance and encryption technologies, products, systems and services that ensure the security and integrity of digital communications worldwide;

•	digital switching, broadband networking and automated network management; and

•	fixed and mobile radio and satellite communications systems and antenna technologies.

8    General Dynamics 2008 Annual Report

In 2008, we acquired Integrated Defense Systems, Inc. (IDSI), of Glen Rock, Pennsylvania. IDSI produces advanced filtering technologies and broadband power amplifiers for tactical communications applications for military and other government customers. The acquisition enables Information Systems and Technology to meet the special power requirements of software-defined radios and vehicle-mounted counter-IED devices as an original equipment manufacturer.

In addition to the work it does for the defense and intelligence communities, Information Systems and Technology has increased its business in the Department of Homeland Security and federal civilian markets through programs such as Rescue 21 and the Integrated Wireless Network (IWN) contract. Rescue 21 is a state-of-the-art search-and-rescue system that the U.S. Coast Guard uses to locate distressed mariners and deploy rescue assets. The Rescue 21 system has been deployed to 18 Coast Guard sectors covering more than 23,000 miles of U.S. coastline. The IWN program is a joint effort by the Departments of Justice, Homeland Security and the Treasury to provide a nationwide, interoperable wireless communications service in support of federal law enforcement, homeland security and first-responder operations.

Information technology and mission services – The group provides mission-critical information technology (IT) and skilled mission-support services to U.S. defense and national-security customers, federal civilian agencies and select commercial customers. The group also specializes in:

•	design, development and integration of wireline and wireless voice, video and data networks;

•	mission simulation and training services; and

•	secure identification and credentialing capabilities.

In this market, Information Systems and Technology has a long-standing reputation for excellence in providing technical-support personnel and domain specialists that enable customers to execute their missions effectively. For many customers, Information Systems and Technology employees are the on-call staff who provide technical support for both desktop technology and mission-specific hardware. For other customers, our employees conceive, install and operate mission systems on a day-to-day basis.

In Fort Huachuca, Arizona, for example, Information Systems and Technology employees provide training and IT support services for critical Army intelligence missions, merging live data with network-centric computer-based simulations. The group also has provided enterprise-wide IT and information management services to Naval Air Systems Command for more than 10 years as the customer’s primary logistics-support contractor. In Iraq, the group supports the Army’s military healthcare IT mission, helping ensure continuity of care for injured soldiers by providing accurate, timely information to medical staff both in the field and at treatment facilities.

To expand the group’s presence in the growing healthcare market and broaden its IT services offerings to new customers, we acquired ViPS, Inc., of Towson, Maryland, in 2008. ViPS is a leading provider of high-end healthcare technology solutions, including data management, analytics, decision support and process automation that support the fast-growing needs for technology modernization of both U.S. federal agencies and commercial healthcare organizations.

Information Systems and Technology also supplies network-modernization and IT infrastructure services to U.S. government customers. As one of the U.S. Air Force’s leading partners for network modernization, for example, the group has provided IT support services to more than 75 Air Force bases. It currently supports all Air Force main operating bases. The group also has provided continuous enterprise-wide IT services and support to the U.S. Senate for more than six years.

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

One of the group’s businesses has a 50-year legacy of providing advanced fire control systems for Navy submarine programs. Capitalizing on the breadth of this maritime-domain expertise, the group has developed the core mission system for the Navy’s LCS, establishing an open architecture that provides greater mission flexibility and requires fewer sailors than current combatants. In 2008, it was selected to integrate the ship mission systems on the new Joint High Speed Vessel program for the Army and the Navy.

Information Systems and Technology also is a leading provider of personnel with mission-specific experience in executing programs in the intelligence field. In partnership with the U.S. Joint Forces Command, for example, the group integrates collaborative command, control, communications, computing, intelligence, surveillance and reconnaissance (C4ISR) environments in support of worldwide training exercises.

In addition, Information Systems and Technology continues to extend its legacy of providing special payloads and communications capabilities to spacecraft as part of a team that will provide the ground-control segment for the nation’s Global Positioning System (GPS) Block II and future Block III satellites. This program includes satellite command and control, mission planning, constellation management, monitoring stations and ground antennas. On other programs, including NASA’s Landsat Data Continuity Mission (LDCM) and the National Geospatial-Intelligence

General Dynamics 2008 Annual Report    9

Agency’s NextView program, the group is responsible for design, fabrication and integration of the spacecraft.

The group’s contracts in securing and protecting the Internet have resulted in a leading market position in cyber security, computer forensics, countering identity theft and preventing credit card fraud. As U.S. cyber commands mobilize to protect the national information infrastructure against infiltration and corruption, the group’s capabilities in information operations, computer network defense and multi-level C4ISR-system security position it to meet those emerging requirements.

Although diversion of funding to high-priority war requirements has slowed the growth in some areas of the Information Systems and Technology group’s broad portfolio, its increasingly diversified customer base has stimulated new opportunities in each of its three principal markets. As the group continues to grow, it is positioned to take advantage of:

•	the Defense Department’s increasing use of multi-year indefinite delivery, indefinite quantity (IDIQ) contracts;

•	the federal government’s continued use of outsourced IT solutions; and

•	the growing requirements among homeland security and intelligence customers faced with asymmetric threats.

Net sales for the Information Systems and Technology group were 34 percent of our consolidated net sales in 2008, 35 percent in 2007 and 37 percent in 2006. Net sales by major products and services were as follows:

Year Ended December 31	2008	2007	2006
Tactical and strategic mission systems	$4,455	$4,008	$4,063
IT and mission services	3,536	3,584	2,894
Intelligence mission systems	2,047	2,030	2,067
Total Information Systems and Technology	$10,038	$9,622	$9,024

For additional discussion of General Dynamics’ businesses, including significant program wins in 2008, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K. For information on the revenues, operating earnings and identifiable assets attributable to each of our business groups, see Note R to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

CUSTOMERS

In 2008, 69 percent of our net sales were to the U.S. government; 14 percent were to U.S. commercial customers; 9 percent were directly to international defense customers; and the remaining 8 percent were to international commercial customers.

U.S. GOVERNMENT

Our primary customers are the U.S. Department of Defense and intelligence community. We have expanded our relationships with other U.S. government customers, including the Department of Homeland Security and several first-responder agencies at federal and state levels. Our net sales to the U.S. government were as follows:

Year Ended December 31	2008	2007	2006
Direct	$19,864	$18,447	$15,948
Foreign Military Sales*	282	310	456
Total U.S. government	$20,146	$18,757	$16,404
Percent of total net sales	69%	69%	68%
*	In addition to our direct international sales, we sell to foreign governments through the Foreign Military Sales (FMS) program. Under the FMS program, we contract with and are paid by the U.S. government, and the U.S. government assumes the risk of collection from the foreign government customer.

We perform our U.S. government business under cost-reimbursement, time-and-materials and fixed-price contracts. Contracts for research, engineering, prototypes, repair and maintenance are typically cost-reimbursement or time-and-materials. Under cost-reimbursement contracts, the customer reimburses us for allowable costs and pays a fixed fee and/or an incentive- or award-based fee. These fees are determined by our ability to achieve targets set in the contract, such as cost, quality, schedule and performance. Under time-and-materials contracts, the customer pays a fixed hourly rate for direct labor and reimburses us for materials costs. Our production contracts are primarily fixed-price. Under these contracts, we agree to perform a specific scope of work for a fixed amount.

Cost-reimbursement contracts accounted for approximately 38 percent of our U.S. government business in 2008 and 40 percent in 2007; time-and-materials contracts accounted for approximately 7 percent in 2008 and 2007; and fixed-price contracts accounted for approximately 55 percent in 2008 and 53 percent in 2007.

10    General Dynamics 2008 Annual Report

Each of these contract types presents advantages and disadvantages. Cost-reimbursement contracts generally subject us to lower risk. They also can include fee schedules that allow the customer to make additional payments when we satisfy certain performance criteria. However, not all costs are reimbursed under these types of contracts, and the government can challenge the costs we charge. In addition, the negotiated base fees are generally lower, consistent with our lower risk. Under time-and-materials contracts, our targeted profit may vary if actual labor hour costs vary significantly from the negotiated rates. Additionally, because we generally charge materials costs with little or no fee, the content mix can impact the profit margins associated with these contracts. Fixed-price contracts typically have higher fee levels in recognition of the higher risk and offer us additional profits if we can complete the work for less than the contract amount. However, fixed-price contracts require that we absorb cost overruns.

U.S. COMMERCIAL

Our U.S. commercial sales were $4,057 in 2008, $3,732 in 2007 and $3,831 in 2006. These sales represented approximately 14 percent of our consolidated net sales in each of 2008 and 2007 and 16 percent in 2006. The majority of these sales are for Gulfstream aircraft. This customer base consists of individuals and public and privately held companies representing a wide range of industries.

INTERNATIONAL

Our direct sales to government and commercial customers outside the United States were $5,097 in 2008, $4,751 in 2007 and $3,828 in 2006. These sales represented approximately 17 percent of our consolidated net sales in each of 2008 and 2007 and 16 percent in 2006.

We conduct business around the world with subsidiary operations in Australia, Austria, Canada, France, Germany, Italy, Mexico, Spain, Switzerland and the United Kingdom. Our non-U.S. subsidiaries are committed to developing long-term relationships in their respective countries and have distinguished themselves as principal regional suppliers.

Our international commercial business consists primarily of business-jet aircraft exports and the delivery of aircraft support from a worldwide service network. The market for business-jet aircraft and related services outside North America has expanded rapidly in recent years, particularly in Europe, the Middle East, India and the Asia-Pacific region. While the United States continues to be our largest market for business aircraft, orders from customers outside North America represent a growing segment of our aircraft business, exceeding 50 percent of total orders and total backlog in 2008.

For a discussion of the risks associated with conducting business in international locations, see Risk Factors contained in Part I, Item 1A, of this Annual Report on Form 10-K. For information regarding sales and assets by geographic region, see Note R to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

COMPETITION

Several factors determine our ability to compete successfully in both the defense and business-jet aircraft markets. While customers’ evaluation criteria vary, the principal competitive elements include:

•	the technical excellence, reliability and cost competitiveness of our products and services;

•	our ability to develop and integrate complex systems and deliver them on schedule;

•	the reputation and customer confidence derived from our past performance; and

•	the successful management of our businesses and customer relationships.

DEFENSE MARKET

The U.S. government contracts with numerous domestic and foreign companies for defense products and services. We compete against other large platform and system-integration contractors, as well as smaller companies that specialize in a particular technology or capability. Internationally, we compete with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers operating in the local countries. Our Combat Systems group competes with a

General Dynamics 2008 Annual Report    11

large number of domestic and foreign businesses. Our Marine Systems group has only one primary competitor, Northrop Grumman Corporation, with which it also partners or subcontracts on several programs, including the Virginia-class submarine and DDG-1000 Zumwalt-class destroyer. Our Information Systems and Technology group competes with many companies, from large defense companies to small niche competitors with specialized technologies. The defense market’s contract-based procurement environment and the long-term operating cycle of many of our major platform programs can result in sustained periods of program continuity when we perform successfully.

At times, we are involved in teaming and subcontracting relationships with some of our competitors. Competitions for major defense programs often require companies to form teams to bring together broad capabilities to meet the customer’s requirements. In these situations, we may have multiple opportunities to participate. These include roles as the program’s system integrator, overseeing and coordinating the efforts of all participants in the team, or as a provider of a specific hardware or subsystem element, such as military vehicles provided by Combat Systems or core mission systems provided by Information Systems and Technology.

Another competitive factor in the defense market is the U.S. government’s increasing use of multiple-award IDIQ contracts to provide customers with flexible procurement options. IDIQ contracts allow the government to select a group of eligible contractors for a program and establish an overall spending limit. When the government awards IDIQ contracts to multiple bidders under the same program, we must compete to be selected as a participant in the program and subsequently compete for individual delivery orders. This contracting model is most common in our Information Systems and Technology group’s competitions but has been increasingly used in programs for which our Combat Systems group competes.

BUSINESS-JET AIRCRAFT MARKET

The business-jet aircraft manufacturing market is divided into segments based on aircraft range, price and cabin size. Gulfstream has at least one competitor for each of its products currently in production, with more competitors for the shorter-range aircraft. There are currently no competitors in the group’s ultra-large-cabin market (G650). Key competitive factors include aircraft safety, reliability and performance; comfort and in-flight productivity; service quality and timeliness; technological and new-product innovation; and price. We believe Gulfstream competes effectively in all these areas.

Jet Aviation competes in its business-jet aircraft services business primarily on price and service quality and timeliness. In its completions business, Jet Aviation competes with other original equipment manufacturers that also complete their own aircraft as well as other third-party providers. In its maintenance, repair and overhaul business and FBO business, Jet Aviation competes worldwide with several other large companies, as well as a large number of smaller companies, particularly in the maintenance business.

RESEARCH AND DEVELOPMENT

We conduct independent R&D activities as part of our normal business operations. Over the past three years, the majority of our company-sponsored R&D expenditures was in the defense business. In accordance with government regulations, we recover a significant portion of these expenditures through overhead charges to U.S. government contracts. In the commercial sector, most of our Aerospace group’s R&D activities support Gulfstream’s product enhancement and development programs. We also conduct customer-sponsored R&D activities under U.S. government contracts.

Research and development expenditures were as follows:

Year Ended December 31	2008	2007	2006
Company–sponsored	$474	$430	$377
Customer–sponsored	212	192	398
Total research and development	$686	$622	$775

EMPLOYEES

On December 31, 2008, we had approximately 92,300 employees, 24 percent of whom were covered by collective bargaining agreements with various labor representatives. Agreements covering approximately 3 percent of total employees are due to expire during 2009. Historically, we have renegotiated labor agreements without any significant disruption of operating activities.

RAW MATERIALS, SUPPLIERS AND SEASONALITY

We depend on suppliers and subcontractors for raw materials and components. These supply networks can experience price fluctuations and capacity constraints, which can put pressure on pricing. Effective management and oversight of suppliers and subcontractors is an important element of our successful performance. We attempt to mitigate these risks by entering long-term agreements with our suppliers or negotiating flexible pricing terms in our customer contracts. We have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations.

Our business is not seasonal in nature. The timing of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are the primary drivers of our revenue recognition. In the United States, these factors are influenced by the federal government’s October-to-September fiscal year. This process has historically resulted in higher revenues in the latter half of the year. Internationally, many of our government customers schedule deliveries toward the end of the calendar year, resulting in increasing revenues and earnings over the course of the year.

12    General Dynamics 2008 Annual Report

BACKLOG

Our total backlog represents the estimated remaining sales value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

Summary backlog information for each of our business groups follows:

							2008 Total Backlog Not Expected to be Completed in 2009
December 31	2008			2007
	Funded	Unfunded	Total	Funded	Unfunded	Total
Aerospace	$21,861	$618	$22,479	$11,591	$665	$12,256	$18,119
Combat Systems	12,127	2,831	14,958	10,824	2,077	12,901	7,339
Marine Systems	10,482	15,963	26,445	7,621	4,439	12,060	21,141
Information Systems and Technology	7,242	3,003	10,245	7,158	2,457	9,615	3,454
Total backlog	$51,712	$22,415	$74,127	$37,194	$9,638	$46,832	$50,053

INTELLECTUAL PROPERTY

We are a leader in the development of innovative products, manufacturing technologies and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, we license some intellectual property rights to, and from, others. The U.S. government holds licenses to our patents developed in the performance of government contracts, and it may use or authorize others to use the inventions covered by our patents. Although these intellectual property rights are important to the operation of our business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would, in our opinion, have a material impact on our business.

REGULATORY MATTERS

U.S. GOVERNMENT CONTRACTS

U.S. government contracts are subject to procurement laws and regulations. The Federal Acquisition Regulation (FAR) and the Cost Accounting Standards (CAS) govern the majority of our contracts. The FAR mandates uniform policies and procedures for U.S. government acquisitions and purchased services. Also, individual agencies can have acquisition regulations that provide implementing language for the FAR, or that supplement the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation supplement (DFARs). For all federal government entities, the FAR regulates the phases of any product or service acquisition, including:

•	acquisition planning,

•	competition requirements,

•	contractor qualifications,

•	protection of source selection and vendor information, and

•	acquisition procedures.

In addition, the FAR addresses the allowability of our costs, while the CAS address how those costs can be allocated to contracts. The FAR also subjects us to audits and other government reviews. These reviews cover issues such as cost, performance and accounting practices relating to our contracts. The government may use information from these reviews to challenge our contract-related costs and fees. Failure to comply with procurement laws or regulations can result in civil, criminal or administrative proceedings. These might involve fines, penalties, suspension of payments, or suspension or debarment from government contracting or subcontracting for a period of time.

INTERNATIONAL

Our international sales are subject to the applicable foreign government regulations and procurement policies and practices, as well as certain U.S. policies and regulations, including the Foreign Corrupt Practices Act (FCPA). We are also subject to regulations governing investments, exchange controls, repatriation of earnings and import-export control, including the International Traffic in Arms Regulations (ITAR). Other factors that can affect international sales include currency exchange fluctuations and political and economic risks.

BUSINESS-JET AIRCRAFT

The Aerospace group is subject to FAA regulation in the United States and other similar aviation regulatory authorities internationally. For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each aircraft must receive a certificate of airworthiness. Aircraft completions also require approval by the appropriate aviation authority, which often is accomplished through a supplemental type certificate. Aviation authorities can require changes to a specific aircraft or model type for safety reasons if they believe the aircraft does not meet their standards. Maintenance facilities and charter operations must be licensed by aviation authorities as well.

General Dynamics 2008 Annual Report    13

ENVIRONMENTAL

We are subject to a variety of federal, state, local and foreign environmental laws and regulations. These laws and regulations cover the discharge, treatment, storage, disposal, investigation and remediation of some materials, substances and wastes. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities, and at third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. As a PRP, we potentially are liable to the government or third parties for the full cost of remediating contamination at a relevant site. In cases where we have been designated a PRP, generally we seek to mitigate these environmental liabilities through available insurance coverage and by pursuing appropriate cost-recovery actions. In the unlikely event we are required to fully fund the remediation of a site, the current statutory framework would allow us to pursue contributions from other PRPs. We regularly assess our compliance status and management of environmental matters.

Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of our operations. Historically, these costs have not been material. Environmental costs often are allowable and recoverable under our contracts with the U.S. government. Based on information currently available and current U.S. government policies relating to allowable costs, we do not expect continued compliance with environmental regulations to have a material impact on our results of operations, financial condition or cash flows. For additional information relating to the impact of environmental controls, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

We file several types of reports with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports include an annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. Free copies of these reports are made available on our website (www.generaldynamics.com) and through the General Dynamics investor relations office at (703) 876-3427.

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

ITEM 1A. RISK FACTORS

An investment in our common stock or debt securities is subject to risks and uncertainties. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding whether to purchase our securities.

Investment risks can be market-wide, as well as unique to a specific industry or company. The market risks faced by an investor in our stock are similar to the uncertainties faced by investors in a broad range of industries. There are, however, some risks that apply more specifically to General Dynamics based on our type of business. Of course, these risks and uncertainties are not the only ones that we or any company face. Additional risks and uncertainties currently considered immaterial could also affect our business, results of operations or financial condition.

Because three of our four business groups serve the defense market, our sales are concentrated with the U.S. government. This customer relationship involves certain unique risks. In addition, our expansion of sales to international customers in recent years exposes us to different financial and legal risks. In our Aerospace group’s market, we face risks tied to U.S. and global economic conditions. Despite the varying nature of our U.S. and international defense and business-aviation operations and the markets they serve, each group shares some common risks, such as the ongoing development of high-technology products and the price, availability and quality of commodities and subsystems.

We depend on the U.S. government for a significant portion of our sales. In each of the past three years, over two-thirds of our sales were to the U.S. government. U.S. defense spending historically has been cyclical. Though it is not clear that future defense spending will be equally cyclical, defense budgets rise when perceived threats to national security increase the level of concern over the country’s safety. At other times, spending on the military can decrease. While Department of Defense funding has grown rapidly over the past few years, there is no assurance this trend will continue. Competing demands for federal funds can put pressure on all areas of spending, which could impact the defense budget.

A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs, unless offset by other programs and opportunities, could adversely affect our ability to sustain and grow future sales and earnings.

14    General Dynamics 2008 Annual Report

U.S. government contracts generally are not fully funded at inception and are subject to termination. Our U.S. government sales are funded by agency budgets that operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of the Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

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

In addition, U.S. government contracts generally permit the government to terminate a contract, in whole or in part, for convenience. If a contract is terminated for convenience, a contractor generally is entitled to receive payments for its allowable costs and the proportionate share of fees or earnings for the work performed. The government may also terminate a contract for default in the event of a breach by the contractor. If a contract is terminated for default, the government in most cases pays for only the work it has accepted. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future sales and earnings.

Our Aerospace group is subject to changing customer demand for business aircraft. Our Aerospace group’s business-jet market is driven by the demand for business-aviation products and services by U.S. and foreign businesses, the U.S. and other governments, and individual customers. The group’s future results also depend on other factors, including general economic conditions, the availability of credit and trends in capital goods markets. Toward the end of 2008, well-known shocks to the financial and credit markets resulted in a slowdown in aircraft order flow and led to several defaults by our customers under contracts to purchase new aircraft. Continued malaise in the general economy and in particular the financial services sector could result in additional defaults. If our Aerospace group is unable to replace contracts terminated due to future customer defaults with existing contracts in the backlog or new contracts, the group’s anticipated sales and profitability could be reduced as a result.

Our earnings and margins depend on our ability to perform under our contracts. When agreeing to contractual terms, our management makes assumptions and projections about future conditions or events. These projections assess:

•	the productivity and availability of labor,

•	the complexity of the work to be performed,

•	the cost and availability of materials,

•	the impact of delayed performance and

•	the timing of product deliveries.

If there is a significant change in one or more of these circumstances or estimates, or if we face unexpected contract costs, the profitability of one or more of these contracts may be adversely affected. This could affect our earnings and margins.

Our earnings and margins depend in part on subcontractor performance, as well as raw material and component availability and pricing. We rely on other companies to provide raw materials, major components and subsystems for our products. Subcontractors perform some of the services that we provide to our customers. We depend on these subcontractors and vendors to meet our contractual obligations in full compliance with customer requirements. Occasionally, we rely on only one or two sources of supply that, if disrupted, could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner.

International sales and operations are subject to greater risks that sometimes are associated with doing business in foreign countries. Our international business may pose different risks than our business in the United States. In some countries there is increased chance for economic, legal or political changes. Government customers in newly formed free-market economies typically have procurement procedures that are less mature, which can complicate the contracting process. In this context, our international business may be sensitive to changes in a foreign government’s leadership, national priorities and budgets. International transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. In addition, some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts may include penalties if we fail to meet the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect our sales and earnings associated with our international business.

General Dynamics 2008 Annual Report    15

Our future success will depend, in part, on our ability to develop new products and maintain a qualified workforce to meet the needs of our customers. Virtually all of the products that we produce and sell are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The commercial and government markets in which we operate are characterized by rapidly changing technologies. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance depends in part on our ability to identify emerging technological trends, develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, our future sales and earnings may be adversely affected.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance. While we maintain insurance for some business risks, it is not practicable to obtain coverage to protect against all operational risks and liabilities. Where permitted by applicable laws, we seek indemnification from the U.S. government. In addition, we generally seek limitation of potential liability related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. We may elect to provide products or services even in instances where we are unable to obtain such indemnification or qualification.

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

All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to General Dynamics or any person acting on our behalf are qualified by the cautionary statements in this section. We do not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in a number of offices, manufacturing plants, laboratories, warehouses and other facilities in the United States and abroad. We believe our main facilities are adequate for our present needs and, given planned improvements and construction, expect them to remain adequate for the foreseeable future.

On December 31, 2008, our business groups had major operations at the following locations:

•

Aerospace – Lincoln and Long Beach, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Cahokia, Illinois; Westfield, Massachusetts; Minneapolis, Minnesota; St. Louis, Missouri; Las Vegas, Nevada; Teterboro, New Jersey; Dallas, Texas; Appleton, Wisconsin; Dubai, UAE; Dusseldorf, Hannover and Kassel, Germany; Mexicali, Mexico; Moscow, Russia; Singapore; Basel, Geneva and Zurich, Switzerland; Biggin Hill and Luton, United Kingdom.

•

Combat Systems – Anniston, Alabama; Camden, Arkansas; St. Marks and St. Petersburg, Florida; Marion, Illinois; Saco, Maine; Westminster, Maryland; Detroit and Sterling Heights, Michigan; Lincoln, Nebraska; Charlotte, North Carolina; Lima, Ohio; Red Lion and Scranton, Pennsylvania; Garland, Texas; Burlington, Vermont; Marion and Woodbridge, Virginia; Oshkosh, Wisconsin; Vienna, Austria; Osasco, Brazil; London and La Gardeur, Canada; St. Etienne, France; Kaiserslautern, Germany; Granada, La Coruna, Oviedo, Palencia, Sevilla and Trubia, Spain; Kreuzlingen, Switzerland.

•	Marine Systems – San Diego, California; Groton, Connecticut; Honolulu, Hawaii; Bath and Brunswick, Maine; Quonset Point, Rhode Island; Mexicali, Mexico.

•

Information Systems and Technology – Gilbert and Scottsdale, Arizona; Santa Clara, California; Needham, Pittsfield and Taunton, Massachusetts; Ypsilanti, Michigan; Bloomington, Minnesota; McLeansville and Newton, North Carolina; Kilgore, Texas; Arlington and Fairfax, Virginia; Calgary and Ottawa, Canada; Oakdale and Tewkesbury, United Kingdom.

16    General Dynamics 2008 Annual Report

A summary of floor space by business group on December 31, 2008, follows:

(Square feet in millions)	Company- owned Facilities	Leased Facilities	Government- owned Facilities	Total
Aerospace	3.0	4.5	—	7.5
Combat Systems	7.0	4.6	7.1	18.7
Marine Systems	6.4	2.1	—	8.5
Information Systems and Technology	3.3	7.6	0.9	11.8
Total	19.7	18.8	8.0	46.5

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note O to the Consolidated Financial Statements contained in Part II, Item  8, of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange.

The high and low sales prices of our common stock and the cash dividends declared on our common stock for each quarter of 2008 and 2007 are included in the Supplementary Data contained in Part II, Item 8, of this Annual Report on Form 10-K.

On February 1, 2009, there were approximately 14,000 holders of record of our common stock.

For information regarding securities authorized for issuance under our equity compensation plans, see Note P to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

We did not make any unregistered sales of equity securities in 2008.

The following table provides information about our fourth quarter repurchases of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares That May Yet Be Purchased Under the Program*
9/29/08 – 10/26/08	2,316,800	$67.72	2,316,800	8,108,200
10/27/08 – 11/23/08	1,755,500	$56.38	1,755,500	6,352,700
11/24/08 – 12/31/08	1,500,000	$52.84	1,500,000	4,852,700
Total	5,572,300	$60.15

*	On August 6, 2008, our board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. On October 1, 2008, with 3.5 million shares remaining under the August authorization, the board of directors increased the number of authorized shares to 10 million. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

For additional information relating to our repurchase of common stock during the past three years, see Financial Condition, Liquidity and Capital Resources – Financing Activities – Share Repurchases contained in Part II, Item 7, of this Annual Report on Form 10-K.

The following performance graph compares the cumulative total return to shareholders on our common stock, assuming reinvestment of dividends, with similar returns for the Standard & Poor’s® 500 Index and the Standard & Poor’s® Aerospace & Defense Index, both of which include General Dynamics.

General Dynamics 2008 Annual Report    17

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

(Dollars and shares in millions, except per share and employee amounts)	2008	2007	2006	2005	2004
Summary of operations
Net sales	$29,300	$27,240	$24,063	$20,975	$18,868
Operating earnings	3,653	3,113	2,625	2,179	1,931
Operating margin	12.5%	11.4%	10.9%	10.4%	10.2%
Interest, net	(66)	(70)	(101)	(118)	(148)
Provision for income taxes, net	1,126	967	817	621	580
Earnings from continuing operations	2,478	2,080	1,710	1,448	1,194
Return on sales (a)	8.5%	7.6%	7.1%	6.9%	6.3%
Discontinued operations, net of tax	(19)	(8)	146	13	33
Net earnings	2,459	2,072	1,856	1,461	1,227
Diluted earnings per share:
Continuing operations	6.22	5.10	4.20	3.58	2.96
Net earnings	6.17	5.08	4.56	3.61	3.04
Sales per employee (b)	342,600	329,400	309,300	300,700	284,500
Cash flows
Net cash provided by operating activities	$3,110	$2,925	$2,128	$2,056	$1,803
Net cash used by investing activities	(3,662)	(852)	(2,316)	(181)	(786)
Net cash used by financing activities	(718)	(786)	(539)	(520)	(902)
Cash dividends declared per common share	1.40	1.16	0.92	0.80	0.72
Financial position
Cash and equivalents	$1,621	$2,891	$1,604	$2,331	$976
Total assets	28,373	25,733	22,376	19,700	17,575
Short- and long-term debt	4,024	2,791	2,781	3,287	3,293
Shareholders’ equity	10,053	11,768	9,827	8,145	7,189
Debt-to-equity (c)	40.0%	23.7%	28.3%	40.4%	45.8%
Book value per share (d)	26.00	29.13	24.22	20.34	17.88
Working capital (e)	1,590	3,134	2,056	2,339	2,022
Other information
Free cash flow from operations (f)	$2,634	$2,478	$1,822	$1,771	$1,507
Return on invested capital (g)	18.5%	16.9%	15.6%	14.9%	13.3%
Funded backlog	51,712	37,194	34,024	28,186	28,020
Total backlog	74,127	46,832	43,667	40,754	40,304
Shares outstanding	386.7	404.0	405.8	400.4	402.1
Weighted average shares outstanding:
Basic	396.2	404.4	403.4	401.6	399.1
Diluted	398.7	408.1	406.8	404.8	402.9
Active employees	92,300	83,500	81,000	70,900	68,800

Note:	Prior year amounts have been reclassified for discontinued operations.
(a)	Return on sales is calculated as earnings from continuing operations divided by net sales.
(b)	Sales per employee is calculated as net sales for the past 12 months divided by the average number of employees for the period.
(c)	Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.
(d)	Book value per share is calculated as total equity divided by total outstanding shares as of year end.
(e)	Working capital is calculated as current assets less current liabilities as of year end.
(f)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a GAAP reconciliation of net cash provided by operating activities from continuing operations to free cash flow from operations.
(g)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the calculation and related GAAP reconciliation of return on invested capital.

18    General Dynamics 2008 Annual Report

(Dollars in millions, except per share amounts or unless otherwise noted)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(For an overview of our business groups, including a discussion of products and services provided, see the Business discussion contained in Part I, Item 1, of this Annual Report on Form 10-K.)

MANAGEMENT OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design and construction; and information systems, technologies and services. We operate through four business groups – Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate, government and individual buyers of business aircraft. We operate in two primary markets: defense and business aviation. The majority of our revenues derive from contracts with the U.S. military.

The nation’s engagement in the global war on terror, coupled with the need to modernize U.S. military forces, has driven steady Department of Defense funding increases since 2001. In particular, procurement and research and development (R&D) budgets, also known as investment accounts, provide the majority of our revenues. Defense Department total, or top-line, funding has increased at a compound annual growth rate of 6.9 percent from fiscal 2001 through 2009, while procurement and R&D spending has grown nearly 7.3 percent annually during that period. For fiscal year 2009, the Congress appropriated $516 billion for the Department of Defense, including approximately $182 billion for procurement and R&D. Budget expenditures generally lag congressional funding, and we expect that expenditures applied toward programs over the next few years will be consistent with defense funding appropriated in recent years. Our future growth potential in the U.S. defense market is driven by the size of the defense budget, the allocation of that budget to investment accounts, the diversity of our exposure to different programs and customers within the budget, and our successful execution of the contracts we are awarded.

During this period of war, defense budgets have included the President’s budget submission, as well as supplemental funds requested over the course of the fiscal year to meet the emergent needs of the warfighter. For fiscal year 2008, the Congress appropriated $183 billion in emergency spending, including approximately $68 billion, or 37 percent, for investment accounts. For fiscal year 2009, the Congress has appropriated $66 billion in supplemental funding, primarily for battlefield operational requirements. The Defense Department has indicated that it will request at least another $70 billion of supplemental funding in 2009 to include funds for procuring additional weaponry. If this second supplemental is approved, defense funding for fiscal year 2009 will total approximately $652 billion, a 110 percent increase since 2001.

Looking ahead, we expect defense core budget top-line growth to moderate. In the near-term, top-line funding should remain at or near current well-funded levels, led by the need to continue to support ongoing war operations. While the landscape will continue to evolve in conjunction with the new administration’s defense strategy as well as dynamic macroeconomic and geopolitical conditions, we expect near-term defense funding levels to be driven primarily by the following:

•	continued support for the warfighter from the administration and the Congress in the face of threats posed by an uncertain global security environment;

•	the number of troops deployed in Afghanistan and Iraq, coupled with the increase in the overall size of the U.S. military;

•	the need to reset and replenish equipment and supplies damaged and consumed during the war;

•	the need to maintain thousands of jobs that support the health of our nation’s military infrastructure; and

•	the need to modernize that infrastructure to address the evolving requirements of modern-day warfare.

Future supplemental funding levels will likely decrease in tandem with the administration’s current plan to reduce troop levels in

Iraq, offset somewhat by an increased footprint in Afghanistan. As this supplemental spending decreases, some of the supplemental funding that had previously been used to finance core procurement programs will likely shift back to the base budget.

Beyond our U.S. defense market, governments around the world continue to fund weapons and equipment modernization programs, leading to significant defense export opportunities. We are committed to pursuing international opportunities presented by international demand for military hardware and information technologies. While the revenue upside can be significant, European and other international defense budgets are subject to unpredictable issues of contract award timing, defense priorities and overall fiscal spending pressures. As we broaden the customer base for our defense products around the world, we expect growing international sales.

The business-aviation market remained strong for much of 2008. While mid-size order activity moderated from past years, Gulfstream enjoyed continued strong order activity for its long-range and ultra-long-range business-jet offerings, including its new G650 product. Market conditions changed significantly, however, in the fourth quarter of 2008 as credit and financial markets seized in reaction to deteriorating global economic conditions. This severe dislocation caused new aircraft order activity to slow.

This sudden financial turmoil affected some of Gulfstream’s customers who either sought deferral or defaulted on their aircraft orders.

General Dynamics 2008 Annual Report    19

These perturbations in the group’s backlog had no impact to financial performance in 2008 due largely to the willingness of customers in the backlog to move up to earlier availabilities. If the market continues to erode, additional defaults and deferrals may occur. However, we believe the diversity and duration of the business-jet order book positions the Aerospace group to bridge the current market turmoil. Aircraft-service revenues, which grew 8 percent in 2008, provide the group diversified exposure to after-market sales fueled by recent growth in the global installed business-jet fleet. We believe continued investment in new aircraft products will drive long-term growth, particularly when the Aerospace group begins delivering its newest aircraft offerings, the G250 in 2011 and the G650 in 2012.

We are committed to creating shareholder value through ethical business practices, disciplined program management and continuous operational improvements. Our solid performance is measured in our sustained revenue and earnings growth and strong cash flow. General Dynamics’ record as an industry leader in cash flow generation has provided our management the flexibility to execute our operational strategy, and enabled us to consistently deploy resources to further enhance shareholder returns through strategic and tactical acquisitions, payment of dividends and share repurchases.

CONSOLIDATED OVERVIEW

The following discussion of our results of operations is based on operating performance at the business group level. The disclosures focus on the material financial measures our management uses to evaluate the performance of each of our four business groups, including sales, operating earnings and margins, cash flow, and orders and backlog. For the defense business groups, the discussion of results of operations is based on specific contracts and programs that drive the group’s results rather than types of products and services, which often comprise multiple contracts with different customers. For the Aerospace group, the results are analyzed with respect to specific lines of products and services, consistent with how the group is managed.

In the defense business groups, the majority of the sales are generated by long-term government contracts. As discussed further in the Application of Critical Accounting Policies section, we account for sales under these contracts using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work progresses, either as products are produced and delivered or as services are rendered, as applicable. As a result, changes in sales are generally discussed in terms of volume. Volume indicates increases or decreases in sales due to changes in production or construction activity levels, changes in delivery schedules or levels of services on individual contracts.

In the Aerospace group, we recognize revenue using the percentage-of-completion method. Sales contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s completion, which includes exterior painting and installation of customer-selected interiors and optional avionics. We record revenues on these contracts at two milestones: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the aircraft. Revenues in the Aerospace group’s Jet Aviation aircraft outfitting business are recognized as work progresses, similar to our defense businesses. Aircraft services revenues are recognized upon delivery of services. Changes in sales in this group result from the number of new aircraft deliveries (both green and completion), the progress toward completion of aircraft outfitting activities, the level of service activity during the period and the number of pre-owned aircraft sold.

Operating earnings and margins in the defense business groups are generally discussed in terms of changes in sales volume, performance, or the mix of contracts (e.g., fixed-price/cost-reimbursable) and the phases of work within those contracts (e.g., development/production). Performance refers to changes in contract earnings rates during the term of the contract based on revisions to estimates of profit at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract and/or the estimated costs required to complete the contract. The following discussion of results provides additional disclosure to the extent that a material or unusual event causes a change in the profitability of a contract.

Operating earnings and margins in the Aerospace group are generally a function of the prices we are able to charge for our various aircraft models, the operational efficiency of the group in the manufacture and completion of the aircraft, and the mix of aircraft deliveries among the higher-margin large-cabin and lower-margin mid-size aircraft. Additional factors affecting the group’s earnings and margins include the volume and profitability of services work performed, the number and type of pre-owned aircraft sold, and the level of general and administrative costs incurred by the group, which include selling expenses and research and development costs.

20    General Dynamics 2008 Annual Report

Results of Operations

Year Ended December 31	2008	2007	Variance
Net sales	$29,300	$27,240	$2,060	7.6%
Operating earnings	3,653	3,113	540	17.3%
Operating margin	12.5%	11.4%

In 2008, we achieved solid growth in sales and a significant increase in operating earnings compared with 2007. This strong performance during the year resulted in our highest operating margin in eight years backed by continued strong cash flows from operations. We received a record level of orders in 2008, ending the year with the highest backlog in our history.

Each of our four business groups produced increases in sales in 2008 over the prior year. Sales growth in the Aerospace and Marine Systems groups was particularly strong in 2008 as a result of continued increases in business-jet aircraft deliveries and increased activity on U.S. Navy and commercial shipbuilding programs. In the Combat Systems group, strong demand for U.S. military vehicles and related support services drove the increase in sales. Higher activity in tactical and strategic mission systems contributed the majority of the sales growth in the Information Systems and Technology group.

Our operating earnings increased at more than double the rate of sales growth in 2008, and three of our four business groups reported earnings in excess of $1 billion. Growth in operating earnings exceeded the sales growth in all of our business groups due to strong program execution and a continued focus on operating performance. Overall, our operating margins increased 110 basis points to 12.5 percent in 2008, the fifth consecutive year of margin expansion.

Year Ended December 31	2007	2006	Variance
Net sales	$27,240	$24,063	$3,177	13.2%
Operating earnings	3,113	2,625	488	18.6%
Operating margin	11.4%	10.9%

We produced significant sales growth in 2007 on the strength of rising sales in each of our business groups. In particular, the Combat Systems and Aerospace groups generated substantial sales growth in 2007 on U.S. military vehicle sales and increased business-jet deliveries. Sales in the Information Systems and Technology group increased primarily as a result of the acquisition of Anteon International Corporation in mid-2006. Sales were up slightly in the Marine Systems group compared with 2006. Our operating earnings grew at a higher rate than sales in 2007, as three of our four business groups achieved significant operating leverage. The Aerospace group’s earnings and margins reflected the strength of improved pricing and ongoing productivity improvements. Operating earnings and margins were up in Combat Systems and Marine Systems due to improved operational execution across a variety of programs. Our overall operating margins improved 50 basis points in 2007 to 11.4 percent.

Cash Flow

Cash flows from operations in 2008 exceeded net earnings for the tenth consecutive year. Net cash provided by operating activities was $3.1 billion in 2008, $2.9 billion in 2007 and $2.1 billion in 2006. In addition, we generated over $300 in cash in 2006 from the sale of several non-core businesses. Over the three-year period, we used our cash to fund acquisitions and capital expenditures, repurchase our common stock, pay dividends and repay maturing debt. Our net debt – debt less cash and equivalents and marketable securities – was $2.3 billion at the end of 2008 compared with a net surplus of $268 at the end of 2007. Our net debt increased by $2.5 billion during the year after $3.2 billion spent on acquisitions, over $1.5 billion of share repurchases, $533 of dividends paid, $490 of capital expenditures and more than $470 of company-sponsored research and development during the year.

Other Financial Information

General and administrative (G&A) expenses as a percentage of sales declined to 5.9 percent in 2008 from 6 percent in 2007 and 6.2 percent in 2006, reflecting our continued emphasis on operating leverage. G&A was $1.7 billion in 2008, $1.6 billion in 2007 and $1.5 billion in 2006. We expect 2009 G&A as a percent of sales to approximate the 2008 rate.

Net interest expense was $66 in 2008 compared with $70 in 2007 and $101 in 2006. Interest income generated by our strong cash position has increased during each of the past three years while scheduled repayments of our long-term debt have steadily reduced interest expense. We expect net interest expense to increase to approximately $140 to $150 in 2009 due to the issuance of additional debt in 2008.

Our effective tax rate was 31.2 percent in 2008, 31.7 percent in 2007 and 32.3 percent in 2006. In 2008, our taxes were reduced by a refund associated with the settlement of outstanding litigation. This resulted in a $35, or approximately $0.09 per-share, benefit that reduced our 2008 tax rate by 100 basis points. Our effective tax rate in 2007 was impacted favorably by the resolution of our 2003 to 2004 federal income tax audit with the Internal Revenue Service. This settlement resulted in a benefit of $18, or approximately $0.04 per share, which reduced our effective tax rate by 60 basis points. We anticipate an effective tax rate of approximately 31.5 to 32 percent in 2009. For additional discussion of tax matters, see Note E to the Consolidated Financial Statements.

Discontinued Operations

In 2008, we entered into an agreement to sell our Spanish nitrocellulose operation and recognized a pretax loss of $11 in discontinued operations. We expect the sale to close in the first quarter of 2009.

In 2007, we completed the sale of our coal mining operation and received proceeds of approximately $25. We had previously recognized a pretax loss of $57 in discontinued operations in 2006 in anticipation of the sale.

General Dynamics 2008 Annual Report    21

In 2006, we completed the sale of our aggregates operation. We received approximately $315 in cash from the sale of this business and recognized a pretax gain of $199 in discontinued operations.

Our reported net sales exclude the revenues associated with these divested businesses. We have included their operating results, along with the gains and losses from the transactions discussed above, as discontinued operations, net of income taxes. For additional discussion of our divestiture activities and the results of discontinued operations, see Note C to the Consolidated Financial Statements.

Backlog and Estimated Potential Contact Value

Our total backlog increased almost 60 percent in 2008 to $74.1 billion at the end of the year. Funded backlog was $51.7 billion at year end, up 39 percent over 2007. We received $57 billion of new orders in 2008, the highest level in our history. Order activity was significant across each of our business groups, resulting in backlog growth in each group in 2008.

The total backlog for our defense businesses increased 49 percent in 2008 to $51.6 billion, compared with $34.6 billion at the end of 2007. The defense backlog represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog was $29.9 billion at the end of 2008, up 17 percent over 2007. This includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog for the defense businesses represents firm orders that do not meet these criteria. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in the backlog only firm contracts we believe are likely to receive funding.

The Aerospace group’s total backlog reached a record level of $22.5 billion at year-end 2008 compared with $12.3 billion at the end of 2007, an increase of more than 83 percent. The group’s funded backlog increased almost 90 percent during the year to $21.9 billion at the end of 2008. The funded backlog represents orders for which we have definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog of $618 at the end of 2008 consists of agreements to provide future aircraft maintenance and support services.

Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft, which we refer to collectively as estimated potential contract value.

IDIQ contracts are used when the customer has not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements, which set forth the majority of the contractual terms, including prices, are funded as delivery orders are placed. A significant portion of our IDIQ value represents contracts for which we have been designated as the sole-source supplier to design, develop, produce and integrate complex products and systems over several years for the military or other government agencies. Management believes the customers intend to fully implement these systems. The estimated potential contract value also includes our estimate of the value we will receive under multiple-award IDIQ contracts in which we are one of several companies competing for task orders under the contract. Because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, we recognize these contracts in backlog only when they are funded.

Contract options in our defense businesses represent agreements to perform additional work beyond the products and services associated with firm contracts, if the customer exercises the option. These options are negotiated in conjunction with a firm contract and provide the terms under which the customer may elect to procure additional units or services at a future date. Contract options in the Aerospace group represent options to purchase new aircraft, including long-term option agreements with fleet customers. We recognize options in backlog when the customer exercises the option and establishes a firm order.

As of December 31, 2008, the estimated potential value associated with these IDIQ contracts and contract options was approximately $16.8 billion, up from $14.5 billion at the end of 2007. We expect to realize this value over the next 10 to 15 years. This represents management’s estimate of the potential value we will receive. The actual amount of funding received in the future may be higher or lower.

REVIEW OF OPERATING SEGMENTS

AEROSPACE

Results of Operations and Outlook

Year Ended December 31	2008	2007	Variance
Net sales	$5,512	$4,828	$684	14.2%
Operating earnings	1,021	810	211	26.0%
Operating margin	18.5%	16.8%

Aircraft deliveries (in units):
Green	156	138	18	13.0%
Completion	152	138	14	10.1%

22    General Dynamics 2008 Annual Report

The Aerospace group generated significant sales growth in 2008, attributable primarily to increased aircraft deliveries compared with 2007. The group increased aircraft production rates for the fifth consecutive year in 2008 in response to a steadily growing aircraft backlog. As a result, new aircraft sales increased 12 percent in 2008. Sequential years of higher new aircraft deliveries have expanded the group’s worldwide installed base of business-jet aircraft. As a result, demand in the group’s aircraft services business grew in 2008, with volume up 8 percent compared to 2007. Our November 2008 acquisition of Jet Aviation, a business-jet outfitting and aviation-services company, also contributed to the group’s sales growth. Approximately one-quarter of the group’s increase in sales in 2008 came from the addition of Jet Aviation. Pre-owned aircraft sales were $18 in 2008, down from $78 in 2007. The group had four pre-owned aircraft available for sale on December 31, 2008.

The Aerospace group’s operating earnings increased at a significantly higher rate than sales in 2008. The following factors impacted the group’s growth in operating earnings during the year:

Increased aircraft deliveries	$146
Pricing, delivery mix and productivity improvements	105
Increased aircraft services	11
Pre-owned aircraft activity	(25)
General and administrative expenses	(26)
Total increase in operating earnings	$211

Operating earnings and margins on the group’s 2008 aircraft deliveries were up compared with the units delivered in 2007, the result of improved pricing on aircraft orders over the past several years. The group also continued to generate productivity improvements in the aircraft assembly and outfitting processes, which further improved earnings in 2008. In late 2008, the number of pre-owned aircraft transactions was significantly curtailed in response to the deterioration of the global economic environment. As a result, the group wrote down the carrying value of the four pre-owned aircraft available for sale at year end. The group’s earnings growth was also tempered by increased selling expenses from strong order activity and higher product-development costs associated with the introduction of two new aircraft models in 2008. The net effect of these factors was a 170 basis-point increase in operating margins in 2008, following two years of 120 basis-point improvement.

The significant deterioration in the economic environment in late 2008 weakened the global demand for business jets, particularly in the mid-size aircraft segment. As a consequence of these conditions and the relatively short duration of the group’s mid-size backlog, we plan to significantly reduce mid-size aircraft production in 2009. Given the substantial level and duration of the large-cabin aircraft backlog, we expect to increase production of these models in 2009. However, we assess aircraft production requirements quarterly and will modify the group’s production and delivery schedule as necessary based on the state of our backlog and market conditions. We also expect more pre-owned activity in 2009 than we experienced in 2008 or 2007. Of the contracts for 2009 aircraft deliveries, approximately 10 include aircraft trade-in options, which the customers may elect to exercise.

Including the effect of a full year of results of Jet Aviation, we expect the Aerospace group’s 2009 sales to increase between 20 and 25 percent over 2008. We expect the group’s operating margins to be 200 to 220 basis points lower than those achieved in 2008 due primarily to the increase in aircraft-services volume associated with the Jet Aviation acquisition.

Year Ended December 31	2007	2006	Variance
Net sales	$4,828	$4,116	$712	17.3%
Operating earnings	810	644	166	25.8%
Operating margin	16.8%	15.6%

Aircraft deliveries (in units):
Green	138	113	25	22.1%
Completion	138	104	34	32.7%

The Aerospace group’s sales and operating earnings increased significantly in 2007 over 2006. To meet growing global demand, the group increased aircraft production in 2007 resulting in new-aircraft sales growth of 22 percent compared with the prior year. Aircraft-services volume also increased 20 percent over 2006. Sales of pre-owned aircraft decreased to $78 in 2007 from $217 in 2006 as favorable market conditions led more customers to sell their own aircraft rather than trade them in.

Operating earnings in 2007 increased approximately $205 as a result of the higher new-aircraft and aircraft-services volume. The earnings growth was also driven by improved pricing on units delivered in 2007 compared with 2006 as well as labor efficiencies and productivity improvements, particularly in the aircraft-completion process. These factors contributed a $65 increase in earnings in 2007. Higher selling and G&A costs and product-development spending reduced the group’s earnings growth by approximately $90, and lower sales of pre-owned aircraft reduced the earnings growth by $14.

Backlog and Estimated Potential Contract Value

General Dynamics 2008 Annual Report    23

The Aerospace group’s backlog increased 83 percent in 2008 to $22.5 billion at year end, the largest backlog in the group’s history. The group’s funded backlog was $21.9 billion at year end, up 89 percent over 2007. In 2008, the group received $15.4 billion in new orders, a record level for the fifth consecutive year and an increase of 67 percent over 2007. In addition, the acquisition of Jet Aviation in the fourth quarter added approximately $750 to the group’s backlog related to agreements to perform outfitting work for other equipment manufacturers.

In the second quarter of 2008, the group began taking orders for the Gulfstream G650, a new ultra-long-range, ultra-large-cabin business jet that is scheduled to enter service in 2012. In the fourth quarter, the group introduced and began taking orders for the Gulfstream G250, a new super-mid-size business jet that is scheduled to enter service in 2011.

The group experienced strong demand in North America as well as a growing proportion of international orders in 2008. Over 50 percent of the group’s orders in 2008 were from customers outside North America for the second year in a row. The group’s backlog includes scheduled aircraft deliveries for large-cabin models through periods ranging from 2011 to 2017. The backlog does not include options to purchase new aircraft, including long-term agreements with fleet customers. These options totaled $2.3 billion at the end of 2008 and are included in estimated potential contract value.

As a result of the sharp decline in global economic conditions in 2008, the group had some customers default on their contracts late in the fourth quarter. These defaults had no impact on the group’s 2008 deliveries. We were able to fill those production slots with other customers who were interested in moving forward in the delivery queue. Despite the defaults, the backlog grew in 2008 as the group achieved a book-to-bill ratio (aircraft orders divided by deliveries) greater than one for the fifth consecutive year. While the backlog continues to have some risk, particularly if the economic climate worsens, we will continue to work with customers to minimize the future impact to the group’s performance.

*	Represents ratio of new aircraft orders to deliveries (in units) during the year.

The following table summarizes key unit data for Gulfstream aircraft orders and backlog:

Year Ended December 31	2008	2007	2006
New orders	280	256	159
Options exercised	8	1	—
Firm orders	288	257	159

As of December 31
Firm contracts in backlog	438	320	203
Completions in backlog*	52	49	49

*	Represents aircraft that have moved from green production to the completion process as of year end. The backlog includes only the value of the completion effort on these aircraft.

COMBAT SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2008	2007	Variance
Net sales	$8,194	$7,797	$397	5.1%
Operating earnings	1,111	916	195	21.3%
Operating margin	13.6%	11.7%

The Combat Systems group’s net sales increased in 2008 compared with 2007. The group’s sales growth was driven by its U.S. military vehicle business:

U.S. military vehicles	$655
Weapons systems and munitions	(140)
European military vehicles	(118)
Total increase in sales	$397

The increase in U.S. military vehicle sales was driven primarily by higher activity on the group’s mine-resistant, ambush-protected (MRAP) vehicle program and several contracts in support of the group’s Abrams main battle tank modernization efforts. Under the MRAP program, which emerged in late 2007, the group produces RG-31 and Cougar armored vehicles for the U.S. Department of Defense. The group is scheduled to complete deliveries of its remaining RG-31 MRAP vehicles under contract in the first quarter of 2009. Under the Abrams program, volume was up most notably in 2008 on the System Enhancement Package (SEP) upgrade and on contracts to repair and reset battle-damaged M1 tanks.

Sales in the group’s weapons systems business decreased in 2008 due to fewer deliveries of systems that help protect U.S. combat forces from improvised explosive devices (IEDs). Sales increased slightly on the group’s munitions programs over 2007, particularly on its large- and medium-caliber munitions supply contracts for the United States and Canada.

24    General Dynamics 2008 Annual Report

In the group’s European military vehicles business, volume was lower during the year on several international military vehicle programs including the Leopard tank program with the Spanish government. The decrease in sales in 2008 on these programs was offset slightly by increased volume on the group’s Piranha wheeled armored vehicle contract for Belgium and higher activity within the group’s mobile bridge business.

In December 2007, the group received a notice of termination from the Czech Republic regarding its contract to deliver 199 Pandur II military vehicles. In the second quarter of 2008, we entered into a memorandum of understanding and a testing agreement with the Czech Republic regarding the testing and acceptance of 17 vehicles that had been completed by the group. We are negotiating a revised contract for the purchase of 107 vehicles, including the 17 completed vehicles. We do not believe the outcome of the negotiations will have a material effect on the group’s operating results. Due to ongoing negotiations, there were no sales recognized under this contract in 2008, but we expect to continue production upon finalization of the revised contract.

The Combat Systems group’s operating earnings grew significantly in 2008, increasing at more than four times the rate of sales growth during the year. While the most significant driver of the group’s earnings growth was improved performance in the U.S. military vehicle business, particularly on the MRAP and Abrams programs, each of the group’s businesses generated at least a 100 basis-point increase in margins in 2008. The operating leverage achieved across Combat Systems’ operations in 2008 produced an overall 190 basis-point improvement in the group’s operating margins compared with 2007.

On December 19, 2008, we acquired AxleTech International (AxleTech) of Troy, Michigan. AxleTech is a global manufacturer and supplier of highly engineered axles, suspensions, brakes and aftermarket parts for heavy-payload vehicles for a variety of military and commercial customers.

We expect Combat Systems to produce sales growth of approximately 20 to 25 percent in 2009, including the addition of AxleTech’s revenues. We expect the group’s operating margins to return to a more sustainable mid-12 percent level in 2009.

Year Ended December 31	2007	2006	Variance
Net sales	$7,797	$5,983	$1,814	30.3%
Operating earnings	916	677	239	35.3%
Operating margin	11.7%	11.3%

In 2007, Combat Systems generated the greatest growth in sales and operating earnings among our four business groups. Each of the group’s businesses experienced double-digit sales and earnings growth over 2006. More than half of the growth resulted from increased volume in the group’s U.S. military vehicle business, including higher activity on Abrams-related contracts and the Stryker wheeled combat vehicle program, the ramp-up of production of light armored vehicles (LAVs) for the U.S. Marine Corps, and increased production of MRAP military vehicles. Sales increased almost 50 percent in the group’s munitions business in 2007 due to strong volume in its large- and medium-caliber munitions supply contracts and the acquisition of SNC Technologies Inc. in January 2007. In the group’s weapons systems business, sales grew 13 percent in 2007 due primarily to increased activity on its counter-IED contract. The European military vehicle business experienced sales growth of almost 30 percent in 2007. This growth resulted primarily from increased activity on Pandur and Piranha wheeled vehicle contracts for several European governments.

The group’s operating margins increased 40 basis points in 2007 compared with 2006 due to a shift in contract mix and improved performance across a number of the group’s wheeled military vehicle programs. The margin growth was limited somewhat by the inclusion of lower-margin acquisitions in the munitions business, increased supplier costs on the group’s small-caliber munitions contract and costs recognized in connection with our exit from the group’s European commercial trading business.

Backlog and Estimated Potential Contract Value

The Combat Systems group’s total backlog was $15 billion at the end of 2008, an increase of 16 percent over 2007. Funded backlog grew 12 percent in 2008 to $12.1 billion at year end. The group’s backlog consists primarily of long-term production contracts that have scheduled deliveries through 2014.

The group’s backlog on December 31, 2008, included approximately $3.8 billion for M1 Abrams main battle tank modernization and upgrade programs. These include the M1A2 SEP, Abrams Integrated Management (AIM) and Tank Urban Survivability Kit (TUSK) programs. Under the SEP program, we retrofit M1A2 Abrams main battle tanks with improved electronics, command-and-control capabilities and armor enhancements that are designed to improve the tank’s effectiveness. Over 50 percent of the group’s Abrams backlog at year end was for the SEP program. During 2008, the group was awarded a multi-year contract with a potential value of $1.2 billion from the U.S. Army to upgrade 435 M1A1 Abrams vehicles to the SEP Version Two (V2) configuration and received funding of $830 for 317 of those vehicles. Under the AIM program, M1 Abrams

General Dynamics 2008 Annual Report    25

main battle tanks are completely overhauled and returned to a like-new condition. TUSK is a technological upgrade that improves the effectiveness of the tank in urban warfare environments. In 2008, the group received awards from the Army totaling $320 for the AIM and TUSK programs combined. At year end, the Abrams backlog included approximately $530 for these contracts. Additionally, the group received combined orders from the Army worth approximately $290 for Abrams systems technical support in 2008.

The Combat Systems group’s backlog at year end included approximately $1.8 billion for the Army’s Stryker wheeled combat vehicle program, including the production of nearly 800 vehicles scheduled for delivery through 2011. In 2008, the group received orders valued at $2.1 billion from the Army under the Stryker program, including awards worth approximately $900 for the production of 677 Stryker vehicles and over $260 for Stryker modification kits to be used in Operation Iraqi Freedom. The group also received awards in 2008 totaling $600 for Stryker contractor logistics and field support, including reset and battle-damage repair.

The group’s backlog for the Army’s Future Combat Systems (FCS) program totaled $1.2 billion at the end of 2008. The group leads the system development of the manned ground vehicles (MGV) element of the program, as well as the development of the autonomous navigation systems for FCS unmanned ground vehicles. The group’s current contract extends through 2013.

Approximately $880 was included in the Combat Systems group’s backlog at the end of the year for the Marine Corps’ Expeditionary Fighting Vehicle (EFV) program. The group is building seven new prototypes under the system design and development phase of the EFV program and received orders of approximately $980 related to this effort in 2008.

The group’s backlog at year end included approximately $700 under the MRAP program. The group produces two separate vehicles under this program – the Cougar, in connection with its joint venture partner, and the RG-31. In 2008, the group received MRAP orders valued at nearly $1.1 billion for production of 778 RG-31 and 184 Cougar vehicles and related vehicle support and spare parts. Deliveries under the Cougar program were completed in 2008. The group’s deliveries of the RG-31 vehicles remaining under this contract are scheduled to be completed in the first quarter of 2009.

The Combat Systems group has several significant international military vehicle production contracts in backlog. The backlog at the end of the year included:

•	$560 for the production of 190 Pizarro Advanced Infantry Fighting Vehicles scheduled for delivery to the Spanish army through 2014.

•	$360 for the production of 85 Leopard 2E battle tanks, which the group produces for the Spanish army using a design licensed from a German company. Deliveries are scheduled through 2010.

•

$340 for the Pandur II vehicle contract with the Czech Republic that is currently being renegotiated. The backlog amount represents the estimated value of a revised contract for the purchase of 107 vehicles.

•	$275 for a contract with the government of Belgium for 116 Piranha wheeled military vehicles.

•	$230 from the Swiss government to provide 232 Duro wheeled armored personnel vehicles and 12 Piranha wheeled military vehicles.

•	$165 for a contract with the government of Portugal for 226 Pandur II wheeled vehicles.

•	$120 for a contract with the German government to provide 192 Eagle IV wheeled military vehicles.

The Combat Systems group’s backlog at year end also included approximately $2.5 billion in weapons systems, munitions, detection systems and composite-structures programs. In 2008, the group received awards totaling $250 for the production of Hydra-70 rockets, bringing the total contract value to date to nearly $800. The group also received awards of approximately $125 from the Army in 2008 for the production of small-caliber ammunition, bringing the total contract value to date to almost $700.

MARINE SYSTEMS

Results of Operations and Outlook

Year Ended December 31	2008	2007	Variance
Net sales	$5,556	$4,993	$563	11.3%
Operating earnings	521	421	100	23.8%
Operating margin	9.4%	8.4%

Net sales in the Marine Systems group improved in 2008 as a result of increased activity across each of the group’s shipyards. The growth in the group’s sales consisted of the following:

Mature Navy ship production	$270
Commercial ship production	184
Navy design and early-stage production	154
Other	(45)
Total increase in sales	$563

Approximately 60 percent of the Marine Systems group’s sales in both 2008 and 2007 were produced by three mature ship-production programs for the U.S. Navy – the Virginia-class submarine, the T-AKE combat-logistics ship and the Arleigh Burke-class (DDG-51) destroyer. Activity increased on the Virginia program in 2008 as the group continued construction on its cost-reimbursable Block I contract and its fixed-price Block II contract. The final Block I ship and the first Block II ship were delivered in 2008, and construction is in process on the remaining five Block II ships. The group received a multi-year, eight-ship Block III award in the fourth quarter of 2008, and as a result, the group expects

26    General Dynamics 2008 Annual Report

to increase production to two ships per year beginning in 2011. Including Block III, deliveries are scheduled through 2018. On the T-AKE program, volume increased in 2008 as the group delivered the fifth and sixth ships and continued construction of the seventh through tenth ships of the group’s 14-ship program. Deliveries are scheduled through 2012. Activity on the Arleigh Burke destroyer program decreased slightly in 2008 compared with 2007. The group delivered two destroyers in 2008, and construction is in process on the remaining four ships under contract with deliveries scheduled through 2011.

The group’s product carrier program produced the increase in commercial shipbuilding volume in 2008. Construction of the first three ships ramped up in 2008, and the first ship was delivered in early 2009. The next two ships are scheduled to be delivered in the second half of 2009.

In addition to the large ship-construction programs, sales increased on the group’s design and early-stage production contracts for the Navy. Most notably, volume increased on the group’s DDG-1000 next-generation destroyer program. The completion of the group’s SSGN submarine conversion contract in the fourth quarter of 2007 slightly offset the other volume increases in the group in 2008.

The Marine Systems group improved its performance significantly in 2008, increasing operating earnings at double the rate of sales growth. As a result of operational efficiencies realized at each of its shipyards, the group increased program earnings rates in 2008 on the Virginia, DDG-51, T-AKE and commercial product carrier programs. These improvements generated an overall 100 basis-point increase in the group’s operating margins over 2007.

We expect sales growth in the Marine Systems group of approximately 5 to 6 percent in 2009 as the group continues to deliver on its record backlog. We expect the group’s operating margins to increase slightly with continued operating efficiencies at each of the shipyards.

Year Ended December 31	2007	2006	Variance
Net sales	$4,993	$4,940	$53	1.1%
Operating earnings	421	375	46	12.3%
Operating margin	8.4%	7.6%

The Marine Systems group’s sales were up slightly in 2007 compared with 2006. Combined sales from the Virginia-class, T-AKE and Arleigh Burke destroyer programs in 2007 were essentially unchanged compared with 2006. Activity was up significantly on the T-AKE contract, but volume on the Virginia and Arleigh Burke programs declined in 2007. Volume was up across the group’s ship design, engineering, repair and overhaul, and early-stage construction programs for the Navy, including the detail design of the DDG-1000 and the construction of the first Littoral Combat Ship (LCS). Volume on these two programs increased more than 60 percent in 2007 compared with 2006. Additionally, activity was up more than 10 percent on the group’s engineering, repair and overhaul contracts for the Navy in 2007, particularly in the group’s nuclear submarine support and logistics services business. Combined sales on the group’s SSGN submarine conversion program and commercial ship construction programs decreased more than 50 percent during the year as the group completed its fourth and final SSGN submarine conversion in 2007 and its four-ship commercial tanker program in 2006.

The Marine Systems group’s operating earnings and margins grew significantly in 2007 on steady sales. The group generated operating efficiencies that led to improved performance on several of its key programs, including the Virginia-class submarine, the Arleigh Burke-class destroyer and the SSGN submarine conversions. Additionally, we reached an agreement with the Navy in 2007 to restructure the T-AKE contract. The agreement included a resolution of an outstanding request for equitable adjustment (REA), which resulted in revised pricing on ships one through nine and the addition of five option ships. Prior to the agreement, we recognized revenue on the T-AKE program at a break-even level pending the resolution of the REA. After the contract restructuring, the program estimate at completion was revised, and we began recognizing profit on the contract in the second quarter of 2007.

Backlog and Estimated Potential Contract Value

The Marine Systems group’s backlog consists of long-term submarine and ship construction programs, as well as numerous repair and engineering contracts. At the end of 2008, the group’s backlog reached an all-time high of $26.4 billion, more than double the $12.1 billion backlog at the end of 2007. The group’s funded backlog increased 38 percent in 2008 to $10.5 billion at the end of the year. The group generally receives large contract awards that provide backlog for several years. The current backlog includes shipbuilding deliveries through 2018.

The Virginia-class submarine program is the largest contract in the group’s backlog. The group’s backlog at year end included $18.1 billion for 13 Virginia-class submarines to be delivered through 2018. The group received $14.5 billion in Virginia-class orders in 2008, including a $13.8 billion Block III award for the construction of eight submarines. The contract included $2.3 billion of funding for construction of the first ship and long-lead materials for the second ship. As the prime contractor on the Virginia-class program, we report the entire backlog and sales associated with the program but share the construction and the earnings equally with our teaming partner. The current Navy plan calls

General Dynamics 2008 Annual Report    27

for construction of one submarine in 2009 and 2010 and two per year from 2011 to 2013.

The Marine Systems group’s backlog at year end also included $1.8 billion for the Navy’s T-AKE combat-logistics ship program. In 2008, the group received $1.6 billion in T-AKE orders, including the exercise of the options for ships 10 through 12 and long-lead materials for the 13th and 14th ships. Deliveries of these ships are scheduled through 2012.

Navy destroyer programs represent another significant component of the group’s backlog. These include the Arleigh Burke-class DDG-51 and Zumwalt-class DDG-1000 destroyer programs. At year end, the backlog included approximately $765 for the remaining four DDG-51 destroyers under contract. Deliveries are scheduled through 2011, including two in 2009. In 2008, the group received one of two contracts worth approximately $1.4 billion for the construction of a DDG-1000 destroyer, scheduled to be delivered in 2013. The group’s backlog at the end of 2008 included $1.5 billion for the completion of the design effort and construction of the DDG-1000. The Navy is currently evaluating future DDG-51 and DDG-1000 production requirements.

The group’s backlog at year-end 2008 also included $365 for a contract with U.S. Shipping Partners, L.P., for the remaining work in the construction of five product carriers under a potential nine-ship program. The five ships under contract are scheduled for delivery through 2011. The customer has indicated in public filings its reluctance to purchase ships six through nine. If the customer fails to exercise its options under the contract, we believe ample opportunity exists to remarket these ships.

In addition, the Marine Systems group’s backlog at year end included approximately $3.5 billion in engineering, repair and overhaul programs.

INFORMATION SYSTEMS AND TECHNOLOGY

Results of Operations and Outlook

Year Ended December 31	2008	2007	Variance
Net sales	$10,038	$9,622	$416	4.3%
Operating earnings	1,075	1,027	48	4.7%
Operating margin	10.7%	10.7%

The Information Systems and Technology group’s net sales exceeded $10 billion for the first time in 2008, with the most significant growth over 2007 coming from the group’s tactical and strategic mission systems business. The group’s increase in sales in 2008 was attributable to the following:

U.S. defense	$555
Commercial wireless	(86)
United Kingdom	(53)
Total increase in sales	$416

The group’s U.S. defense market consists of the tactical and strategic mission systems, information technology (IT) and mission services, and intelligence mission systems businesses. The tactical and strategic mission systems business generated double-digit sales growth in 2008. This growth resulted from increased activity on several key U.S. military programs, such as the Warfighter Information Network – Tactical (WIN-T) program and the Common Hardware/Software III (CHS-3) program, as well as higher volume on the group’s ground-based satellite communications programs. The group provides fast, secure, mobile command-and-control capabilities to warfighters under WIN-T, and commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other federal agencies worldwide under CHS-3. Sales were up in the group’s core IT services business due primarily to the ramp-up of activity on several new programs, including the group’s contract to provide technology operations and maintenance infrastructure support (TOMIS) services for the U.S. Bureau of Citizenship and Immigration and the Warfighter Field Operations Customer Support (FOCUS) contract. Under the Warfighter FOCUS program, the group provides support for the Army’s live, virtual and constructive training operations. Sales in the group’s intelligence mission systems business remained steady compared with 2007.

The group’s commercial wireless operations experienced significantly lower activity in 2008 due to reduced demand in the market. However, sales in the commercial wireless business appeared to stabilize in the second half of 2008.

Sales decreased in the group’s United Kingdom business due to a scheduled decline in activity on the BOWMAN communications program for the U.K. armed forces, offset in part by higher activity on other command, control, communications, computing and intelligence systems (C4I) programs. The BOWMAN program has reached a steady-state level of volume for the foreseeable future as the group continues ongoing logistics support and sustainment activity.

The Information Systems and Technology group’s operating earnings increased at a rate consistent with sales growth. As a result, the group was able to maintain a 10.7 percent operating margin, equaling 2007 despite an increased proportion of lower-margin service work.

We expect 8 percent sales growth in the Information Systems and Technology group in 2009 with contributions from each of the group’s businesses. We expect operating margins to be down 30 to 40 basis points compared with 2008 based on the scheduled contract mix in 2009.

Year Ended December 31	2007	2006	Variance
Net sales	$9,622	$9,024	$598	6.6%
Operating earnings	1,027	976	51	5.2%
Operating margin	10.7%	10.8%

Sales in the Information Systems and Technology group improved in 2007 compared with 2006, and operating earnings topped $1 billion for the first time. The group experienced 11 percent organic growth in its core North American tactical and strategic mission systems and IT and

28    General Dynamics 2008 Annual Report

mission services businesses. The strong performance in the tactical and strategic mission systems business was due to higher activity on programs such as Combat Operations Centers (COC), CHS-3 and Mobile User Objective System (MUOS) as well as increased volume on the group’s ground-based satellite communications programs. The IT and mission services business benefited from the acquisition of Anteon International Corporation (Anteon) in June 2006 and higher volume in its core defense market on the strength of such programs as Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2) and Network-Centric Solutions (NETCENTS). These increases were offset partially by an expected decline in volume on the U.K. BOWMAN program, reduced activity in the group’s intelligence mission systems business and a decline in activity in the commercial wireless market. The group’s operating margins were down by 10 basis points compared with 2006 due to the group’s shift to include more IT services content, including the acquisition of Anteon.

Backlog and Estimated Potential Contract Value

The Information Systems and Technology group’s backlog grew 7 percent in 2008 to $10.2 billion at year end, reflecting a book-to-bill ratio (in dollars) of 1.12 for the year. The group’s funded backlog on December 31 increased slightly compared with 2007 to $7.2 billion, representing approximately 70 percent of the group’s total backlog. Unlike our other defense businesses, the Information Systems and Technology group’s backlog consists of thousands of contracts that have to be reconstituted each year with new program and task order awards, and relatively few large-scale, long-term programs. Some of the more significant programs are highlighted below.

The Army’s WIN-T program comprised over $790 of the group’s backlog at the end of 2008. Information Systems and Technology is the prime contractor on this battlefield communications network program that is designed to provide warfighters with fast, secure, mobile command-and-control capabilities. In 2008, the group received approximately $315 of awards for WIN-T, including a contract to provide specialized satellite communications earth terminals and technical support services for the first increment of the program.

The group’s backlog at year end also included approximately $730 for the ICE2 program. ICE2 was the Information Systems and Technology group’s largest single program in 2008 and supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide. In 2008, the group received ICE2 orders of $960, bringing the total contract value since inception to $3.1 billion.

Approximately $385 of the group’s backlog at year end was for the Canadian Maritime Helicopter Project (MHP). Under the MHP program, the group provides integrated mission systems for 28 state-of-the-art helicopters that are intended to replace Canada’s aging fleet of marine helicopters.

Other programs that made up a significant portion of the group’s year-end backlog include approximately $310 for CHS-3, $200 for NETCENTS and $190 for Rescue 21, the search-and-rescue system for the U.S. Coast Guard. The group received $565 in orders under CHS-3 and over $160 of orders under the Rescue 21 program in 2008.

In addition to these programs, the group received a number of significant contract awards in 2008, including the following:

•

A contract from the National Geospatial Intelligence Agency worth approximately $375 to plan, engineer, design, install, test and operate the agency’s IT infrastructure. The contract has a total potential value of approximately $970 if all options are exercised.

•	A contract worth approximately $265 for the system development and demonstration of the Integrated Computer System for the Army’s FCS program, bringing the total contract value to approximately $810.

•

A contract from the U.S. Marine Corps worth $133 to produce units of the next-generation Tactical Data Network (TDN)-Data Distribution Systems-Modular (DDS-M), which provides secure, networked communication capabilities for deployed forces. The contract has a total potential value of $375 if all options are exercised.

•	A contract worth $115 for design and implementation work on the next-generation Global Positioning System Space System program (GPS III) for the U.S. Air Force.

•

An award valued at $114 to develop and integrate the maritime and fixed-site joint tactical radio capabilities and provide information assurance services for the Airborne Maritime and Fixed Site (AMF) Joint Tactical Radio System (JTRS). The contract has a potential value of over $150.

•	A $110 order to build the spacecraft for NASA’s Landsat Data Continuity Mission. The group is designing and fabricating the spacecraft as well as providing testing and on-orbit engineering support.

The group’s backlog does not include approximately $10.3 billion of estimated potential contract value associated with its anticipated share of IDIQ contracts and unexercised options. The value of these arrangements may be realized over the next 13 years. In 2008, funding under IDIQ contracts and options contributed over $3.5 billion, more than 30 percent of the group’s orders, to the group’s backlog, most notably from ICE2, CHS-3 and WIN-T.

Information Systems and Technology was awarded several significant IDIQ contracts during 2008. The group was awarded a contract with a potential value of over $2 billion for the Warfighter FOCUS program. The group received approximately $215 in orders under this program in

General Dynamics 2008 Annual Report    29

2008. In addition, the group received an IDIQ contract from the Naval Air Systems Command with a potential value of over $180 for integrated logistics support for foreign military sales.

CORPORATE

Corporate results consist primarily of compensation expense for stock options and a portion of the earnings/cost from our commercial pension plans.

Corporate operating expenses totaled $75 in 2008, $61 in 2007 and $47 in 2006. The increase in Corporate operating expense in 2008 and 2007 resulted primarily from increased stock option expense. (See Note P to the Consolidated Financial Statements for additional information regarding our stock options.) We expect 2009 stock option expense of approximately $80 to $85. The impact of the commercial pension plans on Corporate’s earnings was not significant in the past three years, and we do not expect it to be significant in 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the mid-1990s, General Dynamics embarked on a strategy of disciplined capital deployment, generating strong cash flow to enable a series of acquisitions designed to grow the company beyond our core platform businesses. These acquisitions incorporated new products and technologies and expanded our customer base. Since 1995, we have acquired 52 businesses for a total cost of almost $20 billion. These actions have resulted in a larger, more diversified company while preserving a strong balance sheet and sustained financial flexibility.

Year Ended December 31	2008	2007	2006
Net cash provided by operating activities	$3,110	$2,925	$2,128
Net cash used by investing activities	(3,662)	(852)	(2,316)
Net cash used by financing activities	(718)	(786)	(539)
Net (decrease) increase in cash and equivalents	(1,270)	1,287	(727)
Cash and equivalents at beginning of year	2,891	1,604	2,331
Cash and equivalents at end of year	1,621	2,891	1,604
Marketable securities	143	168	–
Short- and long-term debt	(4,024)	(2,791)	(2,781)
Net (debt) surplus (a)	$(2,260)	$268	$(1,177)
Debt-to-equity (b)	40.0%	23.7%	28.3%
Debt-to-capital (c)	28.6%	19.2%	22.1%

(a)	Net (debt) surplus is calculated as total debt less cash and equivalents and marketable securities.
(b)	Debt-to-equity ratio is calculated as total debt divided by total equity.
(c)	Debt-to-capital ratio is calculated as total debt divided by total debt plus total equity.

Our cash balances are invested primarily in time deposits from highly rated banks, commercial paper rated A1/P1 or higher, and repurchase agreements with direct obligations of the Spanish government as collateral. Our marketable securities balances are invested primarily in high-quality corporate, municipal and U.S. government-sponsored debt securities. The marketable securities have an average duration of two months and an average credit rating of AA+. We have not incurred any losses associated with these investments.

The following is a discussion of our major operating, investing and financing activities for each of the three years in the period ended December 31, 2008, as classified on the Consolidated Statement of Cash Flows.

Operating Activities

We generated cash from operating activities of $3.1 billion in 2008, $2.9 billion in 2007 and $2.1 billion in 2006. In each year, the two primary drivers of our cash flow were net earnings and increasing levels of customer deposits in the Aerospace group. In 2007, the cash flows from operating activities included the collection of approximately $270 of contract funds upon resolution of the Marine Systems group’s request for equitable adjustment on the T-AKE contract. In 2006, net earnings generated the majority of our operating cash flows, though approximately $150 of the net earnings related to a net gain on the sale of non-core businesses. The cash flow from these sales is reported in investing activities.

        Termination of A-12 Program. As discussed further in Note O to the Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at December 31, 2008. If this were the outcome, we would owe half of the total, or approximately $1.4 billion pretax. Our after-tax cash obligation would be approximately $690. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.

Investing Activities

We used $3.7 billion in 2008, $852 in 2007 and $2.3 billion in 2006 for investing activities. The primary uses of cash in investing activities were business acquisitions and capital expenditures. In 2007 and 2006, these uses of cash were partially reduced by proceeds from divestiture activities.

Business Acquisitions. In 2008, we completed five acquisitions for a total of $3.2 billion. In 2007, we completed four acquisitions for a total of $330. In 2006, we completed three acquisitions for a total of $2.3 billion. We financed these acquisitions using cash on hand and commercial paper. (See Note B to the Consolidated Financial Statements for additional information regarding the acquisitions.)

Capital Expenditures. Capital expenditures were $490 in 2008, $474 in 2007 and $334 in 2006. The increase in 2008 over 2007 resulted from continued facility improvements in the Aerospace group, which are

30    General Dynamics 2008 Annual Report

substantially complete. The increase in 2007 over 2006 resulted from facility improvements in the Aerospace and the Marine Systems groups. We expect capital expenditures of approximately $475 in 2009, less than 2 percent of sales. We had no material commitments for capital expenditures on December 31, 2008.

Sale of Assets. In 2007, we sold our coal mining operation for approximately $25 in cash, net of taxes. In 2006, we sold our aggregates business for approximately $315 in cash, net of taxes.

Available-for-Sale Securities. As a result of our strong cash position, we have expanded our investments in available-for-sale securities in recent years. Net sales of these securities were $17 in 2008 compared with net purchases of $179 in 2007 and $12 in 2006.

Financing Activities

We used $718 in 2008, $786 in 2007 and $539 in 2006 for financing activities. Our typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

Debt Proceeds, Net. On December 15, 2008, we issued $1 billion of five-year fixed-rate debt pursuant to a Form S-3 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933 on December 8, 2008. We used the proceeds for general corporate purposes, including working capital requirements, capital expenditures, refinancing of existing indebtedness including commercial paper, and financing of acquisitions. We received net proceeds from commercial paper issuances in 2008 of $904, which were used primarily to fund business acquisitions. We had no commercial paper outstanding at the end of 2007 or 2006. We have approximately $2 billion in bank credit facilities that have not been drawn upon. These facilities provide backup liquidity to our commercial paper program.

In 2008, we repaid $500 of fixed-rate debt, $150 of senior notes and $20 of term debt on the scheduled maturity dates. There were no material debt repayments in 2007. In 2006, we repaid $500 of our fixed-rate debt on the scheduled maturity date. There are no material repayments of long-term debt scheduled until the third quarter of 2010.

Dividends. Our board of directors declared an increased quarterly dividend of $0.35 per share on March 5, 2008, the 11th consecutive annual increase. The board had previously increased the quarterly dividend to $0.29 per share in March 2007 and $0.23 per share in March 2006.

Share Repurchases. In 2008, we repurchased 20 million of our outstanding shares on the open market. We repurchased 6.5 million shares in 2007 and 1.2 million shares in 2006 on the open market. As of December 31, 2008, approximately 4.9 million shares were authorized for repurchase by our board of directors – about 1 percent of our total shares outstanding.

Non-GAAP Management Metrics

Our management emphasizes the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. In 2008, for the tenth consecutive year, net cash provided by operating activities exceeded net earnings. We deployed this cash to complete acquisitions, continue our trend of annual dividend increases and repurchase our outstanding shares. As a result of this continued focus on cash generation and disciplined capital deployment, our return on invested capital (ROIC) increased by 160 basis points during 2008 to 18.5 percent. Our ROIC has grown 520 basis points since 2004.

        We believe ROIC is a useful measure for investors, because it reflects our ability to generate returns from the capital we have deployed in our operations. We use ROIC to evaluate investment decisions and as a performance measure in evaluating management. We define ROIC as net operating profit after taxes divided by the sum of the average debt and shareholders’ equity for the year. Net operating profit after taxes is defined as earnings from continuing operations plus after-tax interest and amortization expense. ROIC for 2004 through 2008 is calculated as follows:

Year Ended December 31	2008	2007	2006	2005	2004
Earnings from continuing operations	$2,478	$2,080	$1,710	$1,448	$1,194
After-tax interest expense	91	89	106	108	106
After-tax amortization expense	100	99	90	70	62
Net operating profit after taxes	2,669	2,268	1,906	1,626	1,362
Average debt and equity	$14,390	$13,430	$12,220	$10,948	$10,249
Return on invested capital	18.5%	16.9%	15.6%	14.9%	13.3%

General Dynamics 2008 Annual Report    31

Our free cash flow from operations was $2.6 billion in 2008, $2.5 billion in 2007, $1.8 billion in each of 2006 and 2005, and $1.5 billion in 2004. We define free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the Consolidated Statement of Cash Flows:

Year Ended December 31	2008	2007	2006	2005	2004
Net cash provided by operating activities from continuing operations	$3,124	$2,952	$2,156	$2,033	$1,760
Capital expenditures	(490)	(474)	(334)	(262)	(253)
Free cash flow from operations	$2,634	$2,478	$1,822	$1,771	$1,507
Cash flow as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	126%	142%	126%	140%	147%
Free cash flow from operations	106%	119%	107%	122%	126%

Over the past five years, we have generated free cash flow from operations well in excess of our earnings from continuing operations during the period, an average 115 percent conversion rate. We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

ADDITIONAL FINANCIAL INFORMATION

Off-balance Sheet Arrangements

As of December 31, 2008, other than operating leases, we had no material off-balance sheet arrangements, including guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in shareholders’ equity on the Consolidated Balance Sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services.

Contractual Obligations and Commercial Commitments

The following tables present information about our contractual obligations and commercial commitments as of December 31, 2008:

		Payments Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Long-term debt (a)	$4,700	$1,040	$973	$1,213	$1,474
Capital lease obligations	2	1	1	—	—
Operating leases	1,081	205	304	167	405
Purchase obligations (b)	28,018	11,166	7,554	4,653	4,645
Other long-term liabilities (c)	12,337	1,930	1,963	1,558	6,886
	$46,138	$14,342	$10,795	$7,591	$13,410

(a)	Includes scheduled interest payments. See Note J to the Consolidated Financial Statements for discussion of long-term debt.
(b)	Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $21.6 billion of purchase orders for products and services to be delivered under firm government contracts under which we have full recourse under normal contract termination clauses. As disclosed in Note Q to the Consolidated Financial Statements, we expect to make approximately $260 of contributions to our retirement plans in 2009. This amount has been excluded from the above amount.
(c)	Represents other long-term liabilities on our Consolidated Balance Sheet, including the current portion of long-term liabilities. The projected timing of cash flows associated with these obligations is based on management's estimates, which are largely based on historical experience. This amount also includes all liabilities under our defined-benefit retirement plans, as discussed in Note Q. See Note Q for information regarding the plan assets available to satisfy these liabilities. Retirement plan assets and liabilities are presented net on the Consolidated Balance Sheet on a plan-by-plan basis.

32    General Dynamics 2008 Annual Report

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	2-3 Years	4-5 Years	More Than 5 Years
Letters of credit*	$1,554	$837	$30	$242	$445
Trade-in options*	141	93	48	—	—
	$1,695	$930	$78	$242	$445
*	See Note O to the Consolidated Financial Statements for discussion of letters of credit and aircraft trade-in options.

Application of Critical Accounting Policies

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to long-term contracts and programs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following policies are critical and require the use of significant business judgment in their application:

Revenue Recognition. We account for sales and earnings in our defense and aerospace businesses using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize contract revenue as the work progresses – either as the products are produced and delivered or as services are rendered, as applicable. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the remaining life of the contract based on either input measures (e.g., costs incurred) or output measures (e.g., contract milestones or units delivered), as appropriate to the circumstances. Where an interim output measure is reliably determinable and representative of progress toward completion, we use such output measures. Otherwise, we use input measures.

We generally measure progress toward completion on contracts in our defense businesses based on the proportion of costs incurred to date relative to total estimated costs at completion or based on unit deliveries under the contract. Our contracts for the manufacture of business-jet aircraft usually provide for two major phases: the manufacture of the “green” aircraft (i.e., before exterior painting and installation of customer-selected interiors and optional avionics) and its completion. We record revenue at two contractual milestones: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft. We do not recognize revenue at green delivery unless (1) a contract has been executed with the customer and (2) the customer can be expected to satisfy its obligations under the contract, as evidenced by the receipt of deposits from the customer and other factors.

We follow the guidelines of American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. However, we include revisions of estimated profits on contracts in earnings under the reallocation method, in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes (which has been superseded by Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections), rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining contract term, while under the cumulative catch-up method such impact would be recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses on government contracts.

We use the reallocation method because we believe the majority of factors that typically result in changes in estimates of total contract revenue, total costs or the extent of progress toward completion on our long-term contracts affect both the period in which the change is identified and future periods. We believe these changes generally reflect expectations as to future performance and, therefore, the reallocation method is the method that best matches our revenues and earnings in the periods in which they are earned. While we have applied this method consistently for more than 30 years, most contractors use the cumulative catch-up method.

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications. Contract estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the availability and timing of funding from the customer, and the timing of product deliveries. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more

General Dynamics 2008 Annual Report    33

of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated costs at completion and reflect changes in estimates in the current and future periods under the reallocation method.

We recognize revenue arising from claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We recognize revenue from award or incentive fees when there is a basis to reasonably estimate the amount of the fee. Estimates of award or incentive fees are based on actual award experience and anticipated performance.

Goodwill. Since 1995, we have acquired 52 businesses at a total cost of almost $20 billion, including five in 2008. In connection with these acquisitions, we have recognized $11.4 billion of goodwill. Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not.

The test for goodwill impairment is a two-step process that requires a significant level of estimation by management, particularly the estimate of the fair value of our reporting units. These estimates require the use of judgment. We estimate the fair value of our reporting units based on the discounted projected cash flows of the underlying operations. This requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business, and the appropriate interest rate used to discount the projected cash flows. This discounted cash flow analysis is corroborated by “top-down” analyses, including a market assessment of our enterprise value. Beyond the annual impairment test, factors that may lead us to perform a goodwill impairment test include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. We have recorded no goodwill impairment to date and do not anticipate any reasonably possible circumstances that would lead to an impairment in the foreseeable future.

Commitments and Contingencies. We are subject to litigation and other legal proceedings arising either out of the ordinary course of our business or under provisions relating to the protection of the environment. Estimating liabilities and costs associated with these matters requires the use of judgment. We record a charge against earnings when a liability associated with claims or pending or threatened litigation matters is probable and when our exposure is reasonably estimable. The ultimate resolution of our exposure related to these matters may change as further facts and circumstances become known.

Deferred Contract Costs. Certain costs incurred in the performance of our government contracts are recorded under GAAP but are not currently allocable to contracts. Such costs include a portion of our estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. As permitted by AICPA Audit and Accounting Guide, Federal Government Contractors, we have elected to defer (or inventory) these costs in contracts in process until they are paid, at which time the costs are charged to contracts and recovered from the government. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or one of two suppliers on long-term defense programs. We regularly assess the probability of recovery of these costs under our current and probable follow-on contracts. This assessment requires that we make assumptions about future contract costs, the extent of cost recovery under our contracts and the amount of future contract activity. These estimates are based on our best judgment. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Retirement Plans. Our defined-benefit pension and other post-retirement benefit costs and obligations depend on various assumptions and estimates. The key assumptions relate to the interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. We determine the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. We determine the long-term rate of return on assets based on historical returns and the current and expected asset allocation strategy. These estimates are based on our best judgment, including consideration of current and future market conditions. In the event a change in any of the assumptions is warranted, future pension and post-retirement benefit cost could increase or decrease. The following hypothetical changes in the discount rate and expected long-term rate of return on plan assets for our commercial pension and post-retirement benefit plans would have had the following impact on 2008:

	Increase 25 bps	Decrease 25 bps
Increase (decrease) to net pension cost from:
Change in discount rate	$(2)	$3
Change in long-term rate of return on plan assets	(3)	3
Increase (decrease) to post-retirement benefit cost from:
Change in discount rate	$(1)	$1
Change in long-term rate of return on plan assets	(1)	1

As discussed under Deferred Contract Costs, our contractual arrangements with the U.S. government provide for the recovery of contributions to our government retirement plans. As permitted by AICPA Audit and Accounting Guide, Federal Government Contractors, we have elected to defer recognition of the cumulative net unfunded benefit cost in our government plans to provide a better matching of revenues and expenses. As such, the impact on the retirement benefit cost for these plans that

34    General Dynamics 2008 Annual Report

results from annual changes in assumptions does not impact our future earnings either positively or negatively.

We believe that our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

New Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133. SFAS 161 expands and enhances required disclosures related to derivatives and hedging instruments. SFAS 161 is effective in the first quarter of 2009. We do not expect the adoption of SFAS 161 to have a material effect on our results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS 160 establishes new accounting for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective in the first quarter of 2009. We do not expect the adoption of SFAS 160 to have a material effect on our results of operations, financial condition or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS 141R changes the requirements for accounting for business combinations, including the determination of purchase price and assignment of purchase price to acquired assets and assumed liabilities. The primary effect of SFAS 141R is to increase earnings volatility associated with business combinations, including a requirement to charge acquisition and restructuring costs to earnings rather than including the costs in the purchase price, and a modification of the guidelines for recognizing intangible assets, which may increase the value assigned to intangible assets and the resulting amortization expense associated with future acquisitions. SFAS 141R is effective for our acquisitions that are completed after December 31, 2008.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments.

Foreign Currency Risk

Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and certain inter-company transactions denominated in currencies other than our (or one of our subsidiaries’) functional currency. We may enter into foreign currency forward contracts from time to time to fix, or limit the adverse impact on, the amount of firmly committed and forecasted non-functional payments, receipts and inter-company transactions related to our ongoing business and operational financing activities. These contracts are designed to minimize our risk when we enter into transactions outside our functional currency. We do not use derivatives for trading or speculative purposes.

On December 31, 2008 and 2007, we had $2.4 billion and $1.7 billion, respectively, in notional forward and option contracts outstanding. A 10 percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have resulted in an incremental recognized pretax loss of $12 in 2008 and $29 in 2007, and an incremental unrecognized pretax loss of $112 in 2008 and $53 in 2007. This exchange-rate sensitivity relates primarily to changes in the U.S. dollar/ Canadian dollar, euro/Swiss franc, pound sterling/euro and U.S. dollar/euro exchange rates. We believe these hypothetical recognized and unrecognized losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these forward and option contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Risk

Financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate commercial paper and short-term investments. On December 31, 2008, we had $3.1 billion par value of fixed-rate debt and $905 in commercial paper outstanding. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10 percent unfavorable interest rate movement would not have a material impact on the fair value of our debt obligations.

We have credit facilities with major banks of $1 billion expiring in July 2009 and $975 expiring in December 2011. These facilities are required by rating agencies to support the A1/P1 rating of our commercial paper issuances. We may renew or replace, in whole or in part, the facility that expires in July 2009.

Commodity Price Risk

We are also subject to risk of rising labor and commodity prices, primarily on long-term fixed-price contracts. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Some of the protective terms included in our contracts are considered derivatives but are not accounted for separately because they are clearly and closely related to the host contract. We have not entered into commodity hedging contracts but may do so as circumstances warrant. We do not believe that changes in labor or commodity prices will have a material impact on our results of operations or cash flows.

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of five years. We held $1.8 billion in cash and equivalents and marketable securities to be used for general corporate purposes on December 31, 2008. Our marketable securities have an average duration of two months and an average credit rating of AA+. Given that our investments had an aggregate weighted average maturity of 23 days as of December 31, 2008, a 10 percent unfavorable interest rate movement would have no immediate material impact on the value of the holdings in either year. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

General Dynamics 2008 Annual Report    35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Earnings

	Year Ended December 31
(Dollars in millions, except per share amounts)	2008	2007	2006
Net sales:
Products	$20,185	$19,125	$17,095
Services	9,115	8,115	6,968
	29,300	27,240	24,063
Operating costs and expenses:
Products	17,406	16,829	15,213
Services	8,241	7,298	6,225
	25,647	24,127	21,438
Operating earnings	3,653	3,113	2,625
Interest, net	(66)	(70)	(101)
Other, net	17	4	3
Earnings from continuing operations before income taxes	3,604	3,047	2,527
Provision for income taxes, net	1,126	967	817
Earnings from continuing operations	2,478	2,080	1,710
Discontinued operations, net of tax	(19)	(8)	146
Net earnings	$2,459	$2,072	$1,856
Earnings per share
Basic:
Continuing operations	$6.26	$5.14	$4.24
Discontinued operations	(0.05)	(0.02)	0.36
Net earnings	$6.21	$5.12	$4.60
Diluted:
Continuing operations	$6.22	$5.10	$4.20
Discontinued operations	(0.05)	(0.02)	0.36
Net earnings	$6.17	$5.08	$4.56

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

36    General Dynamics 2008 Annual Report

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2008	2007
ASSETS
Current assets:
Cash and equivalents	$1,621	$2,891
Accounts receivable	3,469	2,874
Contracts in process	4,341	4,337
Inventories	2,029	1,621
Other current assets	490	575
Total current assets	11,950	12,298
Noncurrent assets:
Property, plant and equipment, net	2,872	2,472
Intangible assets, net	1,617	972
Goodwill	11,413	8,942
Other assets	521	1,049
Total noncurrent assets	16,423	13,435
Total assets	$28,373	$25,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$911	$673
Accounts payable	2,443	2,318
Customer advances and deposits	4,154	3,440
Other current liabilities	2,852	2,733
Total current liabilities	10,360	9,164
Noncurrent liabilities:
Long-term debt	3,113	2,118
Other liabilities	4,847	2,683
Commitments and contingencies (see Note O)
Total noncurrent liabilities	7,960	4,801
Shareholders’ equity:
Common stock	482	482
Surplus	1,346	1,141
Retained earnings	13,287	11,379
Treasury stock	(3,349)	(1,881)
Accumulated other comprehensive (loss) income	(1,713)	647
Total shareholders’ equity	10,053	11,768
Total liabilities and shareholders’ equity	$28,373	$25,733

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2008 Annual Report    37

Consolidated Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2008	2007	2006
Cash flows from operating activities:
Net earnings	$2,459	$2,072	$1,856
Adjustments to reconcile net earnings to net cash provided by operating activities–
Depreciation of property, plant and equipment	301	278	251
Amortization of intangible assets	146	145	133
Stock-based compensation expense	105	86	61
Excess tax benefit from stock-based compensation	(31)	(67)	(47)
Deferred income tax provision	196	122	45
Discontinued operations, net of tax	19	8	(146)
(Increase) decrease in assets, net of effects of business acquisitions–
Accounts receivable	(386)	(519)	(160)
Contracts in process	73	(435)	(390)
Inventories	(183)	(135)	(237)
Increase (decrease) in liabilities, net of effects of business acquisitions–
Accounts payable	(38)	340	180
Customer advances and deposits	849	993	399
Other current liabilities	(203)	72	102
Other, net	(183)	(8)	109
Net cash provided by operating activities from continuing operations	3,124	2,952	2,156
Net cash used by discontinued operations – operating activities	(14)	(27)	(28)
Net cash provided by operating activities	3,110	2,925	2,128
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,224)	(330)	(2,342)
Sales/maturities of available-for-sale securities	1,423	2,619	70
Purchases of available-for-sale securities	(1,406)	(2,798)	(82)
Capital expenditures	(490)	(474)	(334)
Proceeds from sale of assets, net	34	108	72
Discontinued operations	1	23	300
Net cash used by investing activities	(3,662)	(852)	(2,316)
Cash flows from financing activities:
Purchases of common stock	(1,522)	(505)	(85)
Proceeds from fixed-rate notes	995	—	—
Proceeds from commercial paper, net	904	—	—
Dividends paid	(533)	(445)	(359)
Repayment of fixed-rate notes	(500)	—	(500)
Repayment of senior notes	(150)	—	—
Proceeds from option exercises	144	207	253
Excess tax benefit from stock-based compensation	31	67	47
Other, net	(87)	(110)	105
Net cash used by financing activities	(718)	(786)	(539)
Net (decrease) increase in cash and equivalents	(1,270)	1,287	(727)
Cash and equivalents at beginning of year	2,891	1,604	2,331
Cash and equivalents at end of year	$1,621	$2,891	$1,604

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

38    General Dynamics 2008 Annual Report

Consolidated Statement of Shareholders’ Equity

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions)	Par	Surplus
Balance, December 31, 2005	$482	$645	$8,285	$(1,493)	$226	$8,145
Net earnings	—	—	1,856	—	—	1,856	$1,856
Cash dividends declared	—	—	(372)	—	—	(372)	—
Stock-based awards	—	235	—	113	—	348	—
Shares purchased	—	—	—	(75)	—	(75)	—
Net loss on cash flow hedges	—	—	—	—	(23)	(23)	(23)
Foreign currency translation adjustments	—	—	—	—	78	78	78
Adjustment to initially apply SFAS 158	—	—	—	—	(130)	(130)	—
Balance, December 31, 2006	482	880	9,769	(1,455)	151	9,827	$1,911
Adoption of FIN 48	—	—	7	—	—	7	$—
Net earnings	—	—	2,072	—	—	2,072	2,072
Cash dividends declared	—	—	(469)	—	—	(469)	—
Stock-based awards	—	261	—	79	—	340	—
Shares purchased	—	—	—	(505)	—	(505)	—
Net gain on cash flow hedges	—	—	—	—	6	6	6
Unrealized gains on securities	—	—	—	—	3	3	3
Foreign currency translation adjustments	—	—	—	—	188	188	188
Change in retirement plans’ funded status	—	—	—	—	299	299	299
Balance, December 31, 2007	482	1,141	11,379	(1,881)	647	11,768	$2,568
Net earnings	—	—	2,459	—	—	2,459	$2,459
Cash dividends declared	—	—	(551)	—	—	(551)	—
Stock-based awards	—	205	—	62	—	267	—
Shares purchased	—	—	—	(1,530)	—	(1,530)	—
Net loss on cash flow hedges	—	—	—	—	(24)	(24)	(24)
Unrealized losses on securities	—	—	—	—	(5)	(5)	(5)
Foreign currency translation adjustments	—	—	—	—	(153)	(153)	(153)
Change in retirement plans’ funded status	—	—	—	—	(2,178)	(2,178)	(2,178)
Balance, December 31, 2008	$482	$1,346	$13,287	$(3,349)	$(1,713)	$10,053	$99

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2008 Annual Report    39

(Dollars in millions, except per share amounts or unless otherwise noted)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Our businesses are organized into four groups: Aerospace, which produces Gulfstream aircraft, performs aircraft completions for other manufacturers and provides aircraft service operations; Combat Systems, which designs and manufactures combat vehicles, weapons systems and munitions; Marine Systems, which designs and constructs surface ships and submarines; and Information Systems and Technology, which provides information systems, technologies and services. Our primary customers are the U.S. military, other government organizations, the armed forces of other nations, and a diverse base of corporate and individual buyers of business aircraft.

Basis of Consolidation and Classification. The Consolidated Financial Statements include the accounts of General Dynamics Corporation and our wholly owned and majority-owned subsidiaries. We eliminate all inter-company balances and transactions in the consolidated statements.

In 2006, 2007 and 2008, we sold and entered into agreements to sell certain non-core businesses, as discussed in Note C. The financial statements have been restated to reflect the results of operations of these businesses in discontinued operations.

Consistent with defense industry practice, we classify assets and liabilities related to long-term production contracts as current, even though some of these amounts are not expected to be realized within one year. In addition, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

Use of Estimates. U.S. generally accepted accounting principles (GAAP) require that we make a number of estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates.

Revenue Recognition. We account for sales and earnings in our defense and aerospace businesses using the percentage-of-completion method of accounting in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We estimate the profit on a contract as the difference between the total estimated revenue and the total estimated costs of a contract and recognize that profit over the contract term. We determine progress toward completion on production contracts based on either input measures, such as costs incurred, or output measures, such as units delivered, as appropriate. Our contracts for the manufacture of business-jet aircraft usually provide for two major phases: the manufacture of the “green” aircraft and its completion. Completion includes exterior painting and installation of customer-selected interiors and optional avionics. We record revenue at two milestones: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft. For services contracts, we recognize revenues as the services are rendered. We apply earnings rates to all contract costs, including general and administrative (G&A) expenses on government contracts, to determine sales and operating earnings.

We review earnings rates periodically to assess revisions in contract values and estimated costs at completion. We apply the effect of any changes in earnings rates resulting from these assessments prospectively rather than under the cumulative catch-up method. Under this method, the impact of revisions in estimates is recognized over the remaining contract term, while under the cumulative catch-up method, such impact would be recognized immediately. We charge any anticipated losses on contracts to earnings as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses on government contracts. We recognize revenue arising from claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable.

General and Administrative Expenses. G&A expenses were $1.7 billion in 2008, $1.6 billion in 2007 and $1.5 billion in 2006. These expenses are included in operating costs and expenses on the Consolidated Statement of Earnings.

Research and Development Expenses. Company-sponsored research and development expenses consisted of the following:

Year Ended December 31	2008	2007	2006
Company-sponsored research and development, including product development costs	$317	$287	$266
Bid and proposal costs	157	143	111
Total company-sponsored research and development	$474	$430	$377

Research and development (R&D) expenses are included in operating costs and expenses on the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contract.

40    General Dynamics 2008 Annual Report

The Aerospace group has cost-sharing arrangements with some of its suppliers, which enhance the group’s internal development capabilities and offset a portion of the financial risk associated with the group’s product development efforts. These arrangements explicitly state that supplier contributions are for reimbursements of costs we incur in the development of new aircraft models and technologies, and we retain substantial rights in the products developed under these arrangements. We record amounts received from these cost-sharing arrangements as a reduction of R&D expenses, as we have no obligation to refund any amounts received under the agreement regardless of the outcome of the development effort. Specifically, under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when we achieve a milestone event.

Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2008	2007	2006
Interest expense	$133	$131	$156
Interest income	(67)	(61)	(55)
Interest expense, net	$66	$70	$101
Interest payments	$124	$127	$155

Income Taxes. We calculate our provision for federal, international and state income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. We periodically assess our liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. It is our policy to record any interest or penalties incurred in connection with income taxes as part of income tax expense for financial reporting purposes.

Cash and Equivalents and Investments in Debt and Equity Securities. We classify our securities in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. We adjust all investments in debt and equity securities to fair value. For trading securities, the adjustments are recognized in the Consolidated Statement of Earnings. Adjustments for available-for-sale securities are recognized as a component of accumulated other comprehensive income within shareholders’ equity in the Consolidated Balance Sheet. We had available-for-sale investments of $241 at December 31, 2008, and $264 at December 31, 2007, included in other current and non-current assets on the Consolidated Balance Sheet. We had no trading securities at the end of either period.

The contractual arrangements with some of our international customers require us to maintain some of the advance payments made by our customers and apply them only to our activities associated with these contracts. These advances totaled approximately $270 as of December 31, 2008.

Fair Value Measurements. In 2008, we adopted SFAS 157, Fair Value Measurements, with respect to our financial assets and liabilities. SFAS 157 defines “fair value” in the context of accounting and financial reporting and establishes a framework for measuring fair value under GAAP. SFAS 157 is effective for our non-financial assets and liabilities on January 1, 2009. We did not have any significant non-financial assets or liabilities measured at fair value that have not been accounted for under SFAS 157 on December 31, 2008.

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2008 and 2007, and the basis for determining their fair values under the SFAS 157 framework:

Financial assets (liabilities)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
December 31, 2008
Marketable securities*	$143	$143	$—
Other investments*	98	98	—
Derivatives*	(77)	—	(77)
Long-term debt	(3,168)	(3,168)	—
December 31, 2007
Marketable securities*	$168	$168	$—
Other investments*	96	96	—
Derivatives*	(67)	—	(67)
Long-term debt	(2,101)	(2,101)	—

*	Reported on the Consolidated Balance Sheet at fair value.

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost for work-in-process inventories, representing principally aircraft in the manufacturing process, is based on the estimated average unit cost of the units in a production lot, or specific identification. Cost for aircraft parts and

General Dynamics 2008 Annual Report    41

components is based on the first in, first out method, or specific identification. We record pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value.

Property, Plant and Equipment, Net. Property, plant and equipment are carried at historical cost, net of accumulated depreciation. We depreciate most of our assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods up to 50 years. Machinery and equipment are depreciated over periods up to 28 years.

Impairment of Long-lived Assets. We review long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. If an asset is held for sale, our assessment considers the estimated fair value less cost to sell.

We review goodwill and indefinite-lived intangible assets for impairment annually by applying a fair-value-based test. Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. We apply a two-step impairment test to first identify potential goodwill impairment for each reporting unit and then measure the amount of goodwill impairment loss, if necessary. We completed the required annual goodwill impairment test during the fourth quarter of 2008 and did not identify any impairment. For a summary of our goodwill by reporting unit, see Note B.

Environmental Liabilities. We accrue environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. To the extent ongoing environmental maintenance and monitoring costs are considered allowable costs under our government contracts, we treat these costs as contract costs and recognize them generally when they are paid.

Translation of Foreign Currencies. The functional currencies for our international operations are their respective local currencies. We translate foreign currency balance sheets from the international business units’ functional currency to U.S. dollars at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of accumulated other comprehensive income, which is included in shareholders’ equity on the Consolidated Balance Sheet. The effect of changes in foreign exchange rates on non-U.S. cash balances was not material in each of the past three years.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

In 2008, we acquired five businesses for an aggregate of approximately $3.2 billion in cash.

Aerospace

•

Jet Aviation of Zurich, Switzerland, on November 5. Jet Aviation performs aircraft completions and refurbishments for business jets and commercial aircraft, aircraft support services, and management and fixed base operations (FBO) services to a broad global customer base.

Combat Systems

•

AxleTech International (AxleTech) of Troy, Michigan, on December 19. AxleTech is a global manufacturer and supplier of highly engineered drive train components and aftermarket parts for heavy-payload military and commercial customers.

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

In 2007, we acquired four businesses for an aggregate of approximately $330 in cash.

Aerospace

•

WECO Aerospace Systems, Inc. (WECO), of Lincoln, California, on March 2. WECO, renamed GDAS-Lincoln, Inc., is an aviation-component overhaul company specializing in electronic accessories and flight instrument services.

42    General Dynamics 2008 Annual Report

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

In 2006, we acquired three businesses for an aggregate of approximately $2.3 billion in cash.

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

We funded each of the above acquisitions using cash on hand and commercial paper borrowings. The operating results of these businesses have been included with our reported results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of identifiable net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the Jet Aviation, AxleTech and ViPS acquisitions were still preliminary at December 31, 2008. We are in the process of identifying and valuing intangible and other assets acquired. The completion of these analyses could result in an increase or decrease to the preliminary value assigned to these acquired assets, as well as to future periods’ amortization expense. We expect the analyses to be completed during 2009 without any material adjustments.

Intangible assets consisted of the following:

December 31	2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,580	$(613)	$967
Other intangible assets	892	(242)	650
Total intangible assets	$2,472	$(855)	$1,617

December 31	2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,366	$(504)	$862
Other intangible assets	316	(206)	110
Total intangible assets	$1,682	$(710)	$972

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. We amortize these assets over 7 to 40 years. The weighted-average amortization life of these assets on December 31, 2008, was 15 years. Other intangible assets consist primarily of aircraft product design and customer lists, amortized over 9 and 21 years, respectively, and trade names, software and licenses, amortized over 6 to 24 years. We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset.

Amortization expense was $146 in 2008, $145 in 2007 and $133 in 2006. We expect to record annual amortization expense over the next five years as follows:

2009	$209
2010	203
2011	195
2012	191
2013	151

General Dynamics 2008 Annual Report    43

The changes in the carrying amount of goodwill by business group during 2008 and 2007 were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2006	$343	$2,069	$185	$5,944	$8,541
Acquisitions (a)	12	62	—	113	187
Other (b)	—	177	—	37	214
December 31, 2007	355	2,308	185	6,094	8,942
Acquisitions (a)	1,795	529	6	234	2,564
Other (b)	166	(199)	1	(61)	(93)
December 31, 2008	$2,316	$2,638	$192	$6,267	$11,413
(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists primarily of adjustments for foreign currency translation.

C. DISCONTINUED OPERATIONS

In 2008, we entered into an agreement to sell our Combat Systems group’s nitrocellulose operation in Spain and recognized a pretax loss of $11 in discontinued operations in anticipation of the sale. The transaction is expected to close in the first quarter of 2009. In 2007, we completed the sale of our coal mining operation. We received proceeds of approximately $25 from this transaction. We had previously recognized a pretax loss of $57 in the fourth quarter of 2006 in anticipation of the sale. When the transaction closed in 2007, we recognized a $13 pretax favorable adjustment to the estimated loss. We sold our aggregates business in the second quarter of 2006. We received proceeds of approximately $315 in 2006 and recognized a pretax gain of approximately $199.

The financial statements have been restated to remove the sales of these businesses from our consolidated net sales and present the results of their operations in discontinued operations. The summary of operating results from discontinued operations, including the gains and losses from the disposal transactions discussed above, follows:

Year Ended December 31	2008	2007	2006
Net sales	$2	$54	$149
Operating expenses	12	79	183
Operating loss	(10)	(25)	(34)
Other, net	—	—	(1)
(Loss) gain on disposal	(11)	13	142
(Loss) earnings before taxes	(21)	(12)	107
Tax benefit	(2)	(4)	(39)
(Loss) earnings from discontinued operations	$(19)	$(8)	$146

Assets and liabilities of discontinued operations are included in other current assets and other current liabilities on the Consolidated Balance Sheet and consisted of the following:

December 31	2008	2007
Accounts receivable	$1	$—
Contracts in process	3	—
Other assets	4	3
Assets of discontinued operations	$8	$3
Accounts payable	3	1
Other liabilities	36	45
Liabilities of discontinued operations	$39	$46

D. EARNINGS PER SHARE

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2008	2007	2006
Basic weighted average shares outstanding	396,238	404,417	403,424
Dilutive effect of stock options and restricted stock*	2,508	3,728	3,403
Diluted weighted average shares outstanding	398,746	408,145	406,827
*	Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock because the effect of including these options and restricted shares would be antidilutive: 2008 – 9,489; 2007 – 4,064; 2006 – 3,726.

44    General Dynamics 2008 Annual Report

E. INCOME TAXES

Income Tax Provision

The following is a summary of the net provision for income taxes for continuing operations:

Year Ended December 31	2008	2007	2006
Current:
U.S. federal	$847	$756	$642
State*	11	9	12
International	107	98	118
Total current	965	863	772
Deferred:
U.S. federal	182	89	44
State*	(7)	2	(1)
International	21	31	2
Total deferred	196	122	45
Tax adjustments	(35)	(18)	—
Provision for income taxes, net	$1,126	$967	$817

*	The provision for state and local income taxes that is allocable to U.S. government contracts is included in operating costs and expenses on the Consolidated Statement of Earnings and, therefore, not included in the provision above.

Net income tax payments were $841 in 2008, $759 in 2007 and $743 in 2006.

The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2008	2007	2006
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax adjustments	(1.0)	(0.6)	—
State tax on commercial operations, net of federal benefits	0.1	0.2	0.3
Impact of international operations	(1.5)	(1.4)	(1.0)
Qualified export sales exemption	—	—	(0.3)
Domestic production deduction	(1.0)	(1.1)	(0.5)
Domestic tax credits	(0.5)	(0.3)	(0.6)
Other, net	0.1	(0.1)	(0.6)
Effective income tax rate	31.2%	31.7%	32.3%

Deferred Tax Assets (Liabilities)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

December 31	2008	2007
Retirement plan liabilities*	$948	$161
A-12 termination	89	90
Tax loss and credit carryforwards	78	63
Other	808	792
Deferred assets	1,923	1,106
Valuation allowance	(70)	(69)
Net deferred assets	$1,853	$1,037
Intangible assets	(949)	(676)
Long-term contract accounting methods	(422)	(352)
Capital Construction Fund	(200)	(190)
Property basis differences	(139)	(139)
Lease income	(22)	(24)
Retirement plan assets*	—	(291)
Other	(114)	(279)
Deferred liabilities	$(1,846)	$(1,951)
Net deferred tax asset (liability)	$7	$(914)

*	Retirement plan liabilities and assets include a deferred tax asset of $1,069 at December 31, 2008, and a deferred tax liability of $89 at December 31, 2007, related to the amounts recorded in accumulated other comprehensive income to recognize the funded status of the company's retirement plans. See Note M and Note Q for further discussion.

The net deferred tax asset (liability) was included in the Consolidated Balance Sheet as follows:

December 31	2008	2007
Current deferred tax asset	$57	$94
Current deferred tax liability	(62)	(22)
Noncurrent deferred tax asset	111	11
Noncurrent deferred tax liability	(99)	(997)
Net deferred tax asset (liability)	$7	$(914)

The Capital Construction Fund (CCF) is a program, established by the U.S. government and administered by the Maritime Administration, that affects the timing of a portion of our tax payments. The program supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. It allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the funds are deposited and used for qualified activities. Unqualified withdrawals are subject to taxation plus interest. The CCF is collateralized by qualified assets as defined by the Maritime Administration. On December 31, 2008, we had invested approximately $572 of U.S. government accounts receivable in the CCF.

General Dynamics 2008 Annual Report    45

On December 31, 2008, we had U.S. and foreign operating loss carryforwards of $136, which begin to expire in 2013. We had R&D and foreign investment tax credit carryforwards of $68, which begin to expire in 2013.

Earnings from continuing operations before income taxes included foreign income of $524 in 2008, $491 in 2007 and $417 in 2006. We intend to reinvest indefinitely the undistributed earnings of some of our non-U.S. subsidiaries. On December 31, 2008, we had approximately $840 of earnings from these non-U.S. subsidiaries that had not been remitted to the United States. Should these earnings be distributed in the form of dividends or alternative means, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, but would generate partially offsetting foreign tax credits.

Tax Uncertainties

On November 27, 2001, we filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. We added the years 1994 to 1998 to the litigation on June 23, 2004. The suit sought recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the matters in the case. The court held that we could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note O for more information regarding the A-12 contract.) On the other issues in the case, we reached a settlement in 2008 with the U.S. Department of Justice acting on behalf of the United States. As a result of the settlement, we reduced our tax provision in the second quarter of 2008 by $35, or $0.09 per share. In the fourth quarter of 2008, we received a refund of $45, including taxable interest, and the court dismissed the case.

In 2007, we reached an agreement with the IRS on the examination of our income tax returns for 2003 and 2004. As a result of the resolution of the 2003 to 2004 audit, we reassessed our tax contingencies and recognized a non-cash benefit of $18, or $0.04 per share.

The IRS has examined all of our consolidated federal income tax returns through 2004. The IRS commenced its examination of our 2005 and 2006 income tax returns in October 2007, and we expect this examination to conclude in 2009. We have recorded liabilities for tax contingencies for all years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition or cash flows.

With respect to income tax uncertainties, based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on December 31, 2008, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on December 31, 2008, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. ACCOUNTS RECEIVABLE

Accounts receivable represent amounts billed and currently due from customers and consisted of the following:

December 31	2008	2007
Non-U.S. government	$1,689	$1,163
U.S. government	1,009	1,187
Commercial	771	524
Total accounts receivable	$3,469	$2,874

The receivables from non-U.S. government customers relate primarily to long-term production programs for the Spanish government. The scheduled payment terms for some of these receivables extend beyond the next year. Other than these amounts, we expect to collect substantially all of the December 31, 2008, accounts receivable balance during 2009.

G. CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

December 31	2008	2007
Contract costs and estimated profits	$12,904	$11,224
Other contract costs	1,078	1,200
	13,982	12,424
Less advances and progress payments	9,641	8,087
Total contracts in process	$4,341	$4,337

46    General Dynamics 2008 Annual Report

Contract costs consist primarily of labor and material costs and related overhead and G&A expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $40 on December 31, 2008, and approximately $20 on December 31, 2007. We record revenue associated with these matters only when recovery can be estimated reliably and realization is probable. Contract costs at the end of 2008 and 2007 also included approximately $215 associated with our contract to provide 199 Pandur II wheeled vehicles to the Czech Republic. In the second quarter of 2008, we entered into a memorandum of understanding and a testing agreement with the Czech Republic regarding the testing and acceptance of 17 completed vehicles. These agreements are part of ongoing negotiations with the Czech Republic following a notice of termination delivered by the customer in December 2007. We are negotiating a revised contract with the customer for the purchase of 107 vehicles, including the 17 completed vehicles, and we expect to recover the December 31, 2008, contracts-in-process balance over the course of the revised contract.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. Some of these liabilities are discounted at contractual rates agreed to with our U.S. government customer. These costs will become allocable to contracts generally when they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our year-end 2008 contracts-in-process balance, with the exception of these other contract costs, during 2009.

H. INVENTORIES

Inventories represent primarily commercial aircraft components and consisted of the following:

December 31	2008	2007
Aircraft parts and components	$1,001	$804
Work in process	876	774
Pre-owned aircraft	100	30
Other	52	13
Total inventories	$2,029	$1,621

I. PROPERTY, PLANT AND EQUIPMENT, NET

The major classes of property, plant and equipment were as follows:

December 31	2008	2007
Machinery and equipment	$2,957	$2,640
Buildings and improvements	1,863	1,576
Construction in process	293	292
Land and improvements	227	221
Total property, plant and equipment*	5,340	4,729
Less accumulated depreciation	2,468	2,257
Property, plant and equipment, net	$2,872	$2,472
*	The U.S. government provides certain of our plant facilities; we do not include these facilities above.

J. DEBT

Debt consisted of the following:

December 31		2008	2007
Fixed-rate notes	Interest Rate
Notes due May 2008	3.000%	$—	$500
Notes due August 2010	4.500%	700	699
Notes due May 2013	4.250%	999	999
Notes due February 2014	5.250%	995	—
Notes due August 2015	5.375%	400	400
Commercial paper, net of unamortized discount	0.850%	905	—
Senior notes due 2008	6.320%	—	150
Term debt due 2008	7.500%	—	20
Other	Various	25	23
Total debt		4,024	2,791
Less current portion		911	673
Long-term debt		$3,113	$2,118

On December 31, 2008, we had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. This included $1 billion of five-year fixed-rate debt issued on December 15, 2008, pursuant to a Form S-3 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933 on December 8, 2008. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note S for condensed consolidating financial statements.

We repaid $500 of the fixed-rate notes, $150 of senior notes and $20 of term debt on the scheduled maturity dates in 2008.

General Dynamics 2008 Annual Report    47

On December 31, 2008, other debt consisted primarily of a capital lease arrangement, $5 of debt assumed in connection with our acquisition of SNC TEC in January 2007 and $6 of debt assumed in connection with our acquisition of AxleTech in December 2008.

On December 31, 2008, we had $905 of commercial paper outstanding at an average yield of approximately 0.85 percent with an average maturity of eight days. We have approximately $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities consist of a $1 billion multi-year facility expiring in July 2009 and a $975 multi-year facility expiring in December 2011. These facilities are required by rating agencies to support the A1/P1 rating of our commercial paper issuances. We may renew or replace, in whole or in part, the facility that expires in July 2009. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. Additionally, a number of our international subsidiaries have available local bank credit facilities aggregating approximately $1.1 billion.

The aggregate amounts of scheduled maturities of our debt for the next five years are as follows:

Year Ended December 31
2009	$911
2010	705
2011	3
2012	2
2013	999
Thereafter	1,404
Total debt	$4,024

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on December 31, 2008.

K. OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following:

December 31	2008	2007
Salaries and wages	$613	$571
Retirement benefits	566	585
Workers’ compensation	469	534
Other*	1,204	1,043
Total other current liabilities	$2,852	$2,733
*	Consists primarily of income tax liabilities, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

L. OTHER LIABILITIES

Other liabilities consisted of the following:

December 31	2008	2007
Retirement benefits	$3,063	$499
Customer deposits on commercial contracts	1,174	707
Deferred income taxes	99	997
Other*	511	480
Total other liabilities	$4,847	$2,683
*	Consists primarily of liabilities for warranty reserves and workers' compensation.

Liabilities for retirement benefits increased significantly in 2008 as a result of market losses associated with plan assets. Customer deposits increased as a result of significant orders for Gulfstream aircraft in the Aerospace group. See Note E for further discussion of deferred tax balances and Note Q for further discussion of retirement benefits.

M. SHAREHOLDERS’ EQUITY

Authorized Stock. Our authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by our board of directors.

Shares Issued and Outstanding. We had 481,880,634 shares of common stock issued on December 31, 2008 and 2007. We had 386,710,589 shares of common stock outstanding on December 31, 2008, and 403,979,572 shares of common stock outstanding on December 31, 2007. No shares of our preferred stock were outstanding as of either date. The only changes in our shares outstanding during 2008 resulted from shares issued under our equity compensation plans (see Note P for further discussion) and share repurchases in the open market. In 2008, we repurchased 20 million shares at an average price of $76.50 per share. On December 31, 2008, approximately 4.9 million

48    General Dynamics 2008 Annual Report

shares were authorized for repurchase by our board of directors – about 1 percent of our total shares outstanding.

Dividends per Share. Dividends declared per share were $1.40 in 2008, $1.16 in 2007 and $0.92 in 2006.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income (AOCI) consisted of the following:

December 31	2008
	Gross Balance	Deferred Taxes (a)	Net Balance
Unrealized (losses) gains on securities	$(1)	$1	$—
Foreign currency translation adjustment	356	(32)	324
Pension (b)	(3,026)	1,049	(1,977)
Other post-retirement (b)	(53)	20	(33)
(Losses) gains on cash flow hedges	(55)	28	(27)
Total	$(2,779)	$1,066	$(1,713)

December 31	2007
	Gross Balance	Deferred Taxes (a)	Net Balance
Unrealized (losses) gains on securities	$7	$(2)	$5
Foreign currency translation adjustment	640	(163)	477
Pension (b)	273	(94)	179
Other post-retirement (b)	(16)	5	(11)
(Losses) gains on cash flow hedges	7	(10)	(3)
Total	$911	$(264)	$647

(a)	The amount of income tax expense (benefit) reported in other comprehensive income was ($1,330) in 2008, $247 in 2007 and ($76) in 2006.
(b)	SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, requires that we recognize an asset or liability on the balance sheet for the full funded status of our defined-benefit retirement plans. The difference between the asset or liability recognized under SFAS 87 or SFAS 106 and the full funded status of these plans is recorded directly to AOCI, net of tax. See Note Q for further discussion.

N. FOREIGN EXCHANGE RISK MANAGEMENT

We are subject to foreign currency exchange rate risk stemming from receipts from customers, payments to suppliers, outstanding debt and inter-company transactions denominated in foreign currencies.

As a matter of policy, we do not engage in interest rate or currency speculation. We periodically enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts, typically with terms of less than three years. These instruments are designed to hedge our exposure to changes in exchange rates related to known and anticipated inter-company and third-party sale and purchase commitments made in non-functional currencies. There were no material derivative financial instruments designated as fair value or net investment hedges in 2007 and 2008.

We recognize all derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note A). Changes in fair value of derivative financial instruments are recorded in the Consolidated Statement of Earnings or in AOCI within shareholders’ equity on the Consolidated Balance Sheet, depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge.

For derivative financial instruments not designated as cash flow hedges, we mark these contracts to market value each period and record the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged.

Gains and losses related to foreign exchange forward contracts that qualify as cash flow hedges are deferred in AOCI on the Consolidated Balance Sheet until the underlying transaction occurs. These gains and losses will be reclassified to earnings upon recognition of the underlying transaction being hedged.

The fair value of outstanding forward exchange contracts was not material. Net gains and losses recognized in earnings in 2008 were not material. We expect the amount of gains and losses in AOCI that will be reclassified to earnings in 2009 will not be material.

O. COMMITMENTS AND CONTINGENCIES

Litigation

Termination of A-12 Program. In January 1991, the U.S. Navy terminated our A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s carrier-based Advanced Tactical Aircraft. We and McDonnell Douglas, the contractors, were parties to the contract with the Navy. (McDonnell Douglas is now owned by The Boeing Company.) Both contractors had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded the contractors repay $1.4 billion in unliquidated progress payments. The Navy agreed to defer collection of that amount pending a decision by the U.S. Court of Federal Claims (the trial court) on the contractors’ challenge to the termination for default or a negotiated settlement.

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

General Dynamics 2008 Annual Report    49

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

On January 9, 2003, an appeal was argued before a three-judge panel of the appeals court. On March 17, 2003, the appeals court vacated the trial court’s judgment and remanded the case to the trial court for further proceedings. The appeals court found that the trial court had misapplied the controlling legal standard in concluding that the termination for default could be sustained solely on the basis of the contractors’ inability to complete the first flight of the first test aircraft by December 1991. Rather, the appeals court held that to uphold a termination for default, the trial court would have to determine that there was no reasonable likelihood that the contractors could perform the entire contract effort within the time remaining for performance.

On May 3, 2007, the trial court issued a decision upholding the government’s default termination. We believe that the trial court failed to follow the appeals court ruling and continue to believe that the evidence supports a determination that the government’s default termination was not justified. The case is currently on appeal with the appeals court. The appeals court heard oral arguments in this case on December 3, 2008.

If, contrary to our expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion on December 31, 2008. This would result in a liability to us of half of the total, or approximately $1.4 billion pretax. Our after-tax charge would be approximately $775, or $1.94 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $690. We believe we have sufficient resources to satisfy our obligation if required.

Other. Various claims and other legal proceedings incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, we believe any potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on our results of operations, financial condition or cash flows.

Environmental

We are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities, and at third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, we expect that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable contract costs and, therefore, reimbursed by the U.S. government.

As required, we provide financial assurance for certain sites undergoing or subject to investigation or remediation. Where applicable, we seek insurance recovery for costs related to environmental liability. We do not record insurance recoveries before collection is considered probable. Based on all known facts and analyses, as well as current U.S. government policies relating to allowable costs, we do not believe that our liability at any individual site, or in the aggregate, arising from such environmental conditions, will be material to our results of operations, financial condition or cash flows. We also do not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to our results of operations, financial condition or cash flows.

Minimum Lease Payments

Total rental expense under operating leases was $230 in 2008, $216 in 2007 and $198 in 2006. Operating leases are primarily for facilities and equipment. Future minimum lease payments due during the next five years are as follows:

2009	$205
2010	173
2011	131
2012	97
2013	70
2014 and thereafter	405
Total minimum lease payments	$1,081

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.6 billion on December 31, 2008. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

Government Contracts. As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties, and compensatory and treble damages. Based on currently available information, we believe the outcome of such ongoing government disputes and investigations will not have a material impact on our results of operations, financial condition or cash flows.

50    General Dynamics 2008 Annual Report

Aircraft Trade-ins. In connection with orders for new aircraft in funded contract backlog, our Aerospace group has offered options to some customers to trade in aircraft as partial consideration in the new-aircraft transaction. These options were historically structured as predetermined minimum trade-in options with a fair value determined at contract signing. As the group’s contract backlog grew and the period from contract signing to scheduled entry into service extended, all new trade-in commitments were structured as fair market value trade-in options. Under the terms of these options, we establish the fair market value of the trade-in aircraft at a date generally 120 days preceding delivery of the new aircraft to the customer, at which time the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new-aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction.

At the end of 2008, three fair market value trade-in options totaling $93 had been exercised in connection with orders for aircraft scheduled for delivery in 2009. Beyond these commitments, additional fair market value trade-in options remain outstanding for aircraft scheduled to deliver from 2009 through 2012. Two options offered at a predetermined minimum trade-in price totaling $48 for aircraft scheduled to deliver in 2010 remained unexercised on December 31, 2008. The estimated decline in fair market value from the date of commitment through the end of 2008 for these five aircraft is not material. Beginning in late 2008, we no longer offer trade-in option commitments in connection with new-aircraft contracts.

Labor Agreements. Approximately one-fourth of our employees are represented by labor organizations in 50 collective bargaining agreements. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating successor agreements without any material disruption of operating activities. We expect to complete the renegotiation of six collective bargaining agreements in 2009, covering approximately 2,600 employees. We do not expect that the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.

Product Warranties. We provide product warranties to our customers associated with certain product sales, particularly business-jet aircraft. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based on the number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments, and is included in other current liabilities and other liabilities on the Consolidated Balance Sheet.

The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2008	2007	2006
Beginning balance	$237	$219	$202
Warranty expense	69	77	70
Payments	(52)	(64)	(59)
Adjustments (a)	(33)	5	6
Ending balance (b)	$221	$237	$219

(a)	Includes warranty liabilities assumed in connection with acquisitions, foreign exchange translation adjustments and reclassifications.
(b)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

P. EQUITY COMPENSATION PLANS

Equity Compensation Overview

We have various equity compensation plans for employees, as well as for non-employee members of the board of directors, including the General Dynamics Corporation Equity Compensation Plan (Equity Compensation Plan) and the General Dynamics United Kingdom Share Save Plan (U.K. Plan).

The purpose of the Equity Compensation Plan is to provide an effective means of attracting, retaining and motivating officers, key employees and non-employee directors, and to provide them with incentives to enhance our growth and profitability. Under the Equity Compensation Plan, awards may be granted to officers, employees or non-employee directors in common stock, options to purchase common stock, restricted shares of common stock, participation units or any combination of these.

Stock options may be granted either as incentive stock options, intended to qualify for capital gain treatment under Section 422 of the Internal Revenue Code of 1986, as amended (the Code), or as options not qualified under the Code. All options granted under the Equity Compensation Plan are issued with an exercise price at the fair market value of the common stock on the date of grant. Awards of stock options vest over two years, with 50 percent of the options vesting in one year and the remaining 50 percent vesting the following year. Stock options awarded under the Equity Compensation Plan expire five years after the grant date. We grant stock options to participants in the Equity Compensation Plan on the first Wednesday of March based on the average of the high and low stock prices on that day as listed on the New York Stock Exchange.

General Dynamics 2008 Annual Report    51

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

Participation units represent obligations that have a value derived from or related to the value of our common stock. These include stock appreciation rights, phantom stock units, and restricted stock units and are payable in cash and/or common stock.

Under the U.K. Plan, our employees located in the United Kingdom may invest designated amounts in a savings account to be used to purchase a specified number of shares of common stock, based on option grants that the employee may receive, at an exercise price of not less than 80 percent of the fair market value of the common stock. The options may be exercised three, five or seven years after the date of grant, depending on the terms of the specific award.

We issue common stock under our equity compensation plans from treasury stock. On December 31, 2008, in addition to the shares reserved for issuance upon the exercise of outstanding options, approximately 13 million shares have been authorized for options and restricted stock that may be granted in the future.

Stock-based Compensation Expense

The following table details the components of stock-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2008	2007	2006
Stock options	$49	$42	$32
Restricted stock	19	14	8
Total stock-based compensation expense, net of tax*	$68	$56	$40

*	Stock-based compensation expense (pretax) is included in G&A expenses.

Stock Options

We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. We estimate the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2008	2007	2006
Expected volatility	16.4-19.2%	15.5-21.7%	16.6-24.9%
Weighted average expected volatility	16.7%	18.9%	24.0%
Expected term (in months)	44-50	48-54	48-58
Risk-free interest rate	2.5-3.3%	4.4-4.7%	4.4-5.0%
Expected dividend yield	1.5%	1.5%	1.5%

We estimate the above assumptions based on the following:

•	Expected volatility is based on the historical volatility of our common stock over a period equal to the expected term of the option.

•

Expected term is based on historical option exercise data to determine the expected employee exercise behavior. Based on historical option exercise data, we have estimated different expected terms and determined a separate fair value for options granted for two employee populations.

•	The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.

•	The dividend yield is based on our historical dividend yield level.

52    General Dynamics 2008 Annual Report

The resulting weighted average fair value per option granted was $11.66 in 2008, $15.18 in 2007 and $14.46 in 2006. Stock option expense reduced operating earnings (and earnings per share) by $75 ($0.12) in 2008, $64 ($0.10) in 2007 and $49 ($0.08) in 2006. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note R). On December 31, 2008, we had $62 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.1 years.

A summary of option activity during 2008 follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2007	15,839,983	$60.83
Granted	7,289,237	82.52
Exercised	(3,014,402)	49.76
Forfeited/cancelled	(417,809)	73.39
Outstanding at December 31, 2008	19,697,009	$70.28	2.9	$33
Vested and expected to vest at December 31, 2008	19,258,201	$70.05	2.8	$33
Exercisable at December 31, 2008	9,692,575	$59.92	1.8	$32

In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised was $113 in 2008, $218 in 2007 and $160 in 2006.

We received cash from the exercise of stock options of $144 in 2008, $207 in 2007 and $253 in 2006. The excess tax benefit resulting from stock option exercises recognized was $31 in 2008, $67 in 2007 and $47 in 2006.

Restricted Stock/Restricted Stock Units

We determine the fair value of restricted stock and restricted stock units as the average of the high and low market prices of our stock on the date of grant. We generally recognize compensation expense related to restricted stock and restricted stock units on a straight-line basis over the period during which the restriction lapses, which is generally four years.

Compensation expense related to restricted stock and restricted stock units reduced operating earnings (and earnings per share) by $30 ($0.05) in 2008, $22 ($0.03) in 2007 and $12 ($0.02) in 2006. On December 31, 2008, we had $48 of unrecognized compensation cost related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

A summary of restricted stock and restricted stock unit activity during 2008 follows:

	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	1,954,673	$61.30
Granted	442,865	83.05
Vested	(583,895)	57.06
Forfeited	(36,852)	69.31
Nonvested at December 31, 2008	1,776,791	$67.95

The total fair value of shares vested was $51 in 2008, $76 in 2007 and $21 in 2006.

General Dynamics 2008 Annual Report    53

Q. RETIREMENT PLANS

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Retirement Plan Summary Information

Pension Benefits. We have six noncontributory and five contributory trusteed, qualified defined-benefit pension plans covering substantially all of our government business employees, and two noncontributory and four contributory plans covering substantially all of our commercial business employees. The primary factors affecting the benefits earned by participants in our pension plans are employees’ years of service and compensation levels.

We also sponsor several unfunded and one funded non-qualified supplemental executive plans, which provide participants with additional benefits, including excess benefits over limits imposed on qualified plans by federal tax law.

Effective January 1, 2007, we made several modifications to the benefit structures covering salaried employees in our primary government pension plan, including modifying the benefit accrual rate on service rendered after December 31, 2006, eliminating certain early-retirement features and closing the plan to new salaried participants. As a result of these modifications, the plan’s projected benefit obligation as of December 31, 2006, was reduced by approximately $500, and the net periodic cost of the plan has been reduced beginning in 2007.

Other Post-retirement Benefits. We maintain plans that provide post-retirement health care coverage for many of our current and former employees and post-retirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service and salary level at retirement. The coverage provided and the extent to which the retirees share in the cost of the program vary throughout the company. The plans provide health and life insurance benefits only to those employees who retire directly from our service and not to those who terminate service/seniority prior to eligibility for retirement.

Defined-contribution Benefits. In addition to the defined-benefit plans, we provide eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on both a before-tax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives, including investment in our common stock. In certain plans, we match a portion of the employees’ contributions. Our contributions to these defined-contribution plans totaled $190 in 2008, $182 in 2007 and $172 in 2006. The defined-contribution plans held approximately 35 and 34 million shares of our common stock at December 31, 2008 and 2007, respectively, representing approximately 9 and 8 percent of our outstanding shares at each date.

Defined-benefit Retirement Plan Summary Financial Information

We account for our defined-benefit retirement plans under SFAS 87, Employers’ Accounting for Pensions, SFAS 106, Employers’ Accounting for Postretirement Benefits, SFAS 132(R), Employers’ Disclosures About Pension and Other Postretirement Benefits, and SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

Estimating retirement plan assets, liabilities and costs under SFAS 87 and SFAS 106 requires the use of significant judgment, including extensive use of actuarial assumptions. These include the long-term rate of return on plan assets, the interest rate used to discount projected benefit payments, health care cost trend rates and future salary increases. Given the long-term nature of the assumptions being made, actual outcomes generally differ from these estimates.

The assets, liabilities and costs recognized under SFAS 87 and SFAS 106 defer the impact of differences between these long-term assumptions and the actual results each year and spread these differences over future years. We amortize actuarial differences under qualified plans on a straight-line basis over the average remaining service period of eligible employees. We recognize the difference between the actual and expected return on plan assets for qualified plans over five years. We recognize differences under nonqualified plans immediately. The deferral of these differences has two effects. The first is the smoothing of annual benefit costs to reduce the volatility that can result either from year-to-year changes in the assumptions or from actual results that are not necessarily representative of the long-term financial position of these plans. The second is the recording of plan assets and liabilities on the Consolidated Balance Sheet at levels not reflective of the current funded status of the plans because of these deferred differences.

SFAS 158 requires that we recognize an asset or liability on the Consolidated Balance Sheet equal to the funded status of our defined-benefit retirement plans. This is accomplished by recording the difference between the asset or liability recognized under SFAS 87 and SFAS 106 and the funded status of each of these plans directly to AOCI in shareholders’ equity on the Consolidated Balance Sheet. SFAS 158 does not change the measurement or reporting of pension or post-retirement benefit cost.

54    General Dynamics 2008 Annual Report

The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation at beginning of year	$(7,069)	$(7,195)	$(1,079)	$(1,134)
Service cost	(200)	(208)	(14)	(16)
Interest cost	(445)	(417)	(69)	(64)
Amendments	(31)	(6)	(11)	6
Actuarial (loss) gain	(294)	436	151	55
Acquisitions	(126)	—	(61)	—
Settlement/curtailment/other	25	(50)	25	(11)
Benefits paid	395	371	86	85
Benefit obligation at end of year	$(7,745)	$(7,069)	$(972)	$(1,079)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$7,452	$7,154	$437	$396
Actual return on plan assets	(2,360)	499	(154)	64
Acquisitions	118	—	—	—
Employer contributions	17	122	95	21
Settlement/curtailment/other	(17)	40	—	—
Benefits paid	(387)	(363)	(46)	(44)
Fair value of assets at end of year	$4,823	$7,452	$332	$437
Funded status at end of year	$(2,922)	$383	$(640)	$(642)

Amounts recognized in the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2008	2007	2008	2007
Noncurrent assets	$67	$825	$—	$—
Current liabilities	(331)	(321)	(235)	(264)
Noncurrent liabilities	(2,658)	(121)	(405)	(378)
Net (liability) asset recognized	$(2,922)	$383	$(640)	$(642)

Amounts recognized in AOCI consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2008	2007	2008	2007
Net actuarial loss	$3,464	$241	$55	$21
Prior service credit	(438)	(514)	(4)	(7)
Remaining transition obligation	—	—	2	2
Total amount recognized in AOCI	3,026	(273)	53	16
Net SFAS 87/SFAS 106 retirement plan asset (liability)	$104	$110	$(587)	$(626)

General Dynamics 2008 Annual Report    55

The following represent amounts included in AOCI on the Consolidated Balance Sheet on December 31, 2008, that we expect to recognize in our retirement benefit cost in 2009:

	Pension Benefits	Other Post-retirement Benefits
Prior service (credit) cost	$(46)	$1
Net actuarial loss (gain)	28	(9)

A pension plan’s funded status is the difference between the plan’s assets and its “projected benefit obligation” (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. A pension plan’s “accumulated benefit obligation” (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all defined-benefit pension plans was $7.5 billion and $6.7 billion on December 31, 2008 and 2007, respectively.

On December 31, 2008 and 2007, some of our pension plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

	Pension Benefits
December 31	2008	2007
Projected benefit obligation	$(7,579)	$(284)
Accumulated benefit obligation	(7,312)	(261)
Fair value of plan assets	4,662	138

Net periodic pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits			Other Post-retirement Benefits
Year Ended December 31	2008	2007	2006	2008	2007	2006
Service cost	$200	$208	$266	$14	$16	$18
Interest cost	445	417	424	69	64	67
Expected return on plan assets	(593)	(555)	(543)	(29)	(26)	(26)
Recognized net actuarial loss	14	10	30	2	6	9
Amortization of prior service (credit) cost	(46)	(42)	(11)	—	1	1
Amortization of unrecognized transition obligation	—	—	—	—	1	1
Net periodic cost	$20	$38	$166	$56	$62	$70

Retirement Plan Assumptions

We use a December 31 measurement date for our plans. We calculate the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the assumptions used to determine our benefit obligations and net periodic benefit costs.

	Pension Benefits			Other Post-retirement Benefits
Assumptions at December 31	2008	2007	2006	2008	2007	2006
Weighted average used to determine benefit obligations
Discount rate	6.48%	6.46%	5.94%	6.79%	6.33%	5.89%
Varying rates of increase in compensation levels based on age	2.00-9.00%	2.50-11.00%	2.50-11.00%

Weighted average used to determine net cost for the year ended
Discount rate	6.46%	5.94%	5.70%	6.33%	5.89%	5.74%
Expected weighted average long-term rate of return on assets	8.09%	8.11%	8.18%	8.00%	8.00%	8.00%
Varying rates of increase in compensation levels based on age	2.00-11.00%	2.50-11.00%	2.50-11.00%
Assumed health care cost trend rate for next year:
Post-65 claim groups				7.75%	8.25%	8.75%
Pre-65 claim groups				7.75%	8.25%	8.75%

56    General Dynamics 2008 Annual Report

We determine the interest rate used to discount projected benefit liabilities each year based on yields currently available on high-quality fixed-income investments with maturities consistent with the projected benefit payout period. We base the discount rate on a yield curve developed from a portfolio of high-quality corporate bonds with aggregate cash flows at least equal to the expected benefit payments and with similar timing.

In determining our expected long-term asset return assumptions, we rely on historical long-term rates of return by asset class, the current long-term U.S. Treasury bond rate, and our current and expected asset allocation strategy.

Our investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and existing market conditions. We are currently invested almost exclusively in U.S. publicly traded securities but may invest in other asset classes consistent with our investment policy. Further, we use derivative instruments on a non-leveraged basis to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.

The plans’ weighted average asset allocations on December 31, 2008 and 2007, by asset category, were as follows:

	Pension Benefits		Other Post-retirement Benefits
December 31	2008	2007	2008	2007
U.S. common stocks	51%	53%	48%	65%
U.S. common stocks with risk-mitigating hedges	44%	44%	19%	28%
Fixed income	5%	3%	33%	7%

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The health care cost trend rates are assumed to decline gradually to 4.75 percent for post-65 and pre-65 claim groups in the year 2014 and thereafter through the projected payout period of the benefits. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the net periodic benefit cost is $6 and ($5), respectively, and the effect on the accumulated post-retirement benefit obligation is $64 and ($54), respectively.

Contributions and Benefit Payments

It is our policy to fund our retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions, considered within our framework of capital deployment opportunities. These contributions are intended to provide not only for benefits attributed to service to date, but also for benefits to be earned in the future. In December 2007, we made a $100 discretionary payment to prefund a portion of future years’ funding requirements for our primary government pension plan. We expect to contribute approximately $230 to our pension plans in 2009. We maintain several Voluntary Employees’ Beneficiary Association (VEBA) trusts for some of our post-retirement benefit plans. For non-funded plans, claims are paid as received. We expect to contribute approximately $30 to our other post-retirement benefit plans in 2009.

We expect the following benefits to be paid from our retirement plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2009	$389	$ 89
2010	425	90
2011	428	91
2012	450	91
2013	472	90
2014-2018	2,727	434

Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the federal government makes subsidy payments to employers to offset the cost of prescription drug benefits provided to employees. We received $4 in subsidy payments in each of 2008 and 2007. We anticipate the following subsidy payments over the next 10 years:

2009	$4
2010	5
2011	5
2012	5
2013	5
2014–2018	26

Government Contract Considerations

Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension plans covering employees working in our government contracting businesses. With respect to post-retirement benefit plans, our government contracts provide for the recovery of contributions to a VEBA and, for non-funded plans, recovery of claims paid. The cumulative pension and post-retirement benefit cost for some of these plans exceeds our cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog, we defer the excess in contracts in process on the Consolidated Balance Sheet until the cost is paid, charged to contracts and included in net sales. For other plans, the amount contributed to the plans, charged to contracts and included in net sales has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the prepaid benefit cost related to these plans. (See Note G for discussion of our deferred contract costs.)

The net funded status of our government retirement plans was a liability of approximately $3.1 billion on December 31, 2008, and $350 on December 31, 2007. These amounts included accrued liabilities determined under SFAS 87 and 106 of $765 on December 31, 2008, and $715 on December 31, 2007.

General Dynamics 2008 Annual Report    57

R. BUSINESS GROUP INFORMATION

We operate in four business groups: Aerospace, Combat Systems, Marine Systems, and Information Systems and Technology. We organize and measure our business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; shipbuilding design and construction; and information systems, technologies and services, respectively. We measure each group’s profit based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our business groups.

Summary financial information for each of our business groups follows:

	Net Sales			Operating Earnings			Sales to U.S. Government
Year Ended December 31	2008	2007	2006	2008	2007	2006	2008	2007	2006
Aerospace	$5,512	$4,828	$4,116	$1,021	$810	$644	$125	$170	$187
Combat Systems	8,194	7,797	5,983	1,111	916	677	6,424	5,876	4,590
Marine Systems	5,556	4,993	4,940	521	421	375	5,290	4,902	4,839
Information Systems and Technology	10,038	9,622	9,024	1,075	1,027	976	8,307	7,809	6,788
Corporate*	—	—	—	(75)	(61)	(47)	—	—	—
	$29,300	$27,240	$24,063	$3,653	$3,113	$2,625	$20,146	$18,757	$16,404

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2008	2007	2006	2008	2007	2006	2008	2007	2006
Aerospace	$6,515	$3,006	$2,755	$164	$129	$86	$68	$51	$47
Combat Systems	8,666	7,708	6,347	100	118	92	140	134	108
Marine Systems	1,989	2,243	2,347	126	130	40	60	57	57
Information Systems and Technology	9,034	9,485	9,323	94	94	112	172	174	165
Corporate*	2,169	3,291	1,604	6	3	4	7	7	7
	$28,373	$25,733	$22,376	$490	$474	$334	$447	$423	$384

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans. Corporate identifiable assets include cash and equivalents from domestic operations and assets of discontinued operations.

The following table presents our net sales by geographic area based on the location of our customers:

Year Ended December 31	2008	2007	2006
North America:
United States	$24,203	$22,489	$20,235
Canada	719	665	429
Other	241	185	96
Total North America	25,163	23,339	20,760

Europe:
United Kingdom	842	777	1,001
Spain	662	819	700
Other	1,454	1,348	573
Total Europe	2,958	2,944	2,274
Asia/Pacific	545	382	599
Africa/Middle East	508	378	285
South America	126	197	145
	$29,300	$27,240	$24,063

Our net sales from international operations were $4,154 in 2008, $3,905 in 2007 and $3,404 in 2006. The long-lived assets of operations located outside the United States were 8 percent of our total long-lived assets on December 31, 2008, 4 percent on December 31, 2007, and 3 percent on December 31, 2006.

58    General Dynamics 2008 Annual Report

S. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The fixed-rate notes described in Note J are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain of our 100-percent-owned subsidiaries (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis on December 31, 2008 and 2007, for the balance sheet, as well as the statements of earnings and cash flows for each of the three years in the period ended December 31, 2008.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Year Ended December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net sales	$—	$25,131	$4,169	$—	$29,300
Cost of sales	(1)	20,491	3,438	—	23,928
General and administrative expenses	76	1,419	224	—	1,719
Operating earnings	(75)	3,221	507	—	3,653
Interest expense	(118)	—	(15)	—	(133)
Interest income	39	3	25	—	67
Other, net	5	2	10	—	17
Earnings from continuing operations before income taxes	(149)	3,226	527	—	3,604
Provision for income taxes	2	1,009	115	—	1,126
Discontinued operations, net of tax	—	(3)	(16)	—	(19)
Equity in net earnings of subsidiaries	2,610	—	—	(2,610)	—
Net earnings	$2,459	$2,214	$396	$(2,610)	$2,459

Year Ended December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net sales	$—	$23,329	$3,911	$—	$27,240
Cost of sales	(3)	19,273	3,214	—	22,484
General and administrative expenses	64	1,353	226	—	1,643
Operating earnings	(61)	2,703	471	—	3,113
Interest expense	(113)	(2)	(16)	—	(131)
Interest income	29	1	31	—	61
Other, net	(2)	3	3	—	4
Earnings from continuing operations before income taxes	(147)	2,705	489	—	3,047
Provision for income taxes	(26)	870	123	—	967
Discontinued operations, net of tax	—	(8)	—	—	(8)
Equity in net earnings of subsidiaries	2,193	—	—	(2,193)	—
Net earnings	$2,072	$1,827	$366	$(2,193)	$2,072

Year Ended December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net sales	$—	$20,656	$3,407	$—	$24,063
Cost of sales	(2)	17,099	2,840	—	19,937
General and administrative expenses	49	1,279	173	—	1,501
Operating earnings	(47)	2,278	394	—	2,625
Interest expense	(142)	(4)	(10)	—	(156)
Interest income	24	2	29	—	55
Other, net	(1)	1	3	—	3
Earnings from continuing operations before income taxes	(166)	2,277	416	—	2,527
Provision for income taxes	(31)	745	103	—	817
Discontinued operations, net of tax	—	146	—	—	146
Equity in net earnings of subsidiaries	1,991	—	—	(1,991)	—
Net earnings	$1,856	$1,678	$313	$(1,991)	$1,856

General Dynamics 2008 Annual Report    59

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$746	$—	$875	$—	$1,621
Accounts receivable	—	1,532	1,937	—	3,469
Contracts in process	402	2,675	1,264	—	4,341
Inventories
Work in process	—	785	91	—	876
Raw materials	—	907	94	—	1,001
Pre-owned aircraft	—	100	—	—	100
Other	—	60	(8)	—	52
Other current assets	190	33	267	—	490
Total current assets	1,338	6,092	4,520	—	11,950
Noncurrent assets:
Property, plant and equipment	133	4,199	1,008	—	5,340
Accumulated depreciation of PP&E	(30)	(2,057)	(381)	—	(2,468)
Intangible assets and goodwill	—	9,090	4,795	—	13,885
Accumulated amortization of intangible assets	—	(690)	(165)	—	(855)
Other assets	872	(448)	97	—	521
Investment in subsidiaries	23,355	—	—	(23,355)	—
Total noncurrent assets	24,330	10,094	5,354	(23,355)	16,423
Total assets	$25,668	$16,186	$9,874	$(23,355)	$28,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$905	$5	$1	$—	$911
Liabilities of discontinued operations	—	—	39	—	39
Other current liabilities	542	4,861	4,007	—	9,410
Total current liabilities	1,447	4,866	4,047	—	10,360
Noncurrent liabilities:
Long-term debt	3,094	8	11	—	3,113
Other liabilities	2,513	1,991	343	—	4,847
Total noncurrent liabilities	5,607	1,999	354	—	7,960
Intercompany	8,561	(8,972)	195	216	—
Shareholders’ equity:
Common stock, including surplus	1,828	6,134	3,091	(9,225)	1,828
Retained earnings	13,287	12,612	1,951	(14,563)	13,287
Other shareholders’ equity	(5,062)	(453)	236	217	(5,062)
Total shareholders’ equity	10,053	18,293	5,278	(23,571)	10,053
Total liabilities and shareholders’ equity	$25,668	$16,186	$9,874	$(23,355)	$28,373

60    General Dynamics 2008 Annual Report

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,875	$—	$1,016	$—	$2,891
Accounts receivable	—	1,648	1,226	—	2,874
Contracts in process	418	2,872	1,047	—	4,337
Inventories
Work in process	—	766	8	—	774
Raw materials	—	777	27	—	804
Pre-owned aircraft	—	30	—	—	30
Other	—	16	(3)	—	13
Other current assets	281	83	211	—	575
Total current assets	2,574	6,192	3,532	—	12,298
Noncurrent assets:
Property, plant and equipment	128	3,834	767	—	4,729
Accumulated depreciation of PP&E	(24)	(1,882)	(351)	—	(2,257)
Intangible assets and goodwill	—	8,793	1,831	—	10,624
Accumulated amortization of intangible assets	—	(585)	(125)	—	(710)
Other assets	548	420	81	—	1,049
Investment in subsidiaries	19,884	—	—	(19,884)	—
Total noncurrent assets	20,536	10,580	2,203	(19,884)	13,435
Total assets	$23,110	$16,772	$5,735	$(19,884)	$25,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$22	$151	$—	$673
Liabilities of discontinued operations	—	46	—	—	46
Other current liabilities	500	5,149	2,796	—	8,445
Total current liabilities	1,000	5,217	2,947	—	9,164
Noncurrent liabilities:
Long-term debt	2,098	12	8	—	2,118
Other liabilities	407	1,963	313	—	2,683
Total noncurrent liabilities	2,505	1,975	321	—	4,801
Intercompany	7,837	(7,631)	(461)	255	—
Shareholders’ equity:
Common stock, including surplus	1,623	6,100	1,546	(7,646)	1,623
Retained earnings	11,379	11,195	950	(12,145)	11,379
Other shareholders’ equity	(1,234)	(84)	432	(348)	(1,234)
Total shareholders’ equity	11,768	17,211	2,928	(20,139)	11,768
Total liabilities and shareholders’ equity	$23,110	$16,772	$5,735	$(19,884)	$25,733

General Dynamics 2008 Annual Report    61

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(635)	$3,469	$276	$—	$3,110
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(1,074)	(2,150)	—	(3,224)
Sales/maturities of available-for-sale securities	1,333	57	33	—	1,423
Purchases of available-for-sale securities	(1,310)	(63)	(33)	—	(1,406)
Capital expenditures	(6)	(431)	(53)	—	(490)
Other, net	—	35	—	—	35
Net cash used by investing activities	17	(1,476)	(2,203)	—	(3,662)
Cash flows from financing activities:
Purchases of common stock	(1,522)	—	—	—	(1,522)
Proceeds from fixed-rate notes	995	—	—	—	995
Proceeds from commercial paper, net	904	—	—	—	904
Dividends paid	(533)	—	—	—	(533)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Other, net	151	(2)	(211)	—	(62)
Net cash used by financing activities	(505)	(2)	(211)	—	(718)
Cash sweep/funding by parent	(6)	(1,991)	1,997	—	—
Net decrease in cash and equivalents	(1,129)	—	(141)	—	(1,270)
Cash and equivalents at beginning of year	1,875	—	1,016	—	2,891
Cash and equivalents at end of year	$746	$—	$875	$—	$1,621

Year Ended December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(70)	$2,765	$230	$—	$2,925
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,728)	(70)	—	—	(2,798)
Sales/maturities of available-for-sale securities	2,558	61	—	—	2,619
Capital expenditures	(3)	(414)	(57)	—	(474)
Business acquisitions, net of cash acquired	—	(49)	(281)	—	(330)
Other, net	38	93	—	—	131
Net cash used by investing activities	(135)	(379)	(338)	—	(852)
Cash flows from financing activities:
Purchases of common stock	(505)	—	—	—	(505)
Dividends paid	(445)	—	—	—	(445)
Other, net	274	5	(115)	—	164
Net cash used by financing activities	(676)	5	(115)	—	(786)
Cash sweep/funding by parent	2,162	(2,391)	229	—	—
Net increase in cash and equivalents	1,281	—	6	—	1,287
Cash and equivalents at beginning of year	594	—	1,010	—	1,604
Cash and equivalents at end of year	$1,875	$—	$1,016	$—	$2,891

Year Ended December 31, 2006	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(70)	$1,811	$387	$—	$2,128
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(2)	(2,340)	—	—	(2,342)
Capital expenditures	(4)	(287)	(43)	—	(334)
Discontinued operations	—	300	—	—	300
Other, net	48	11	1	—	60
Net cash used by investing activities	42	(2,316)	(42)	—	(2,316)
Cash flows from financing activities:
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(359)	—	—	—	(359)
Proceeds from option exercises	253	—	—	—	253
Other, net	(38)	(6)	111	—	67
Net cash used by financing activities	(644)	(6)	111	—	(539)
Cash sweep/funding by parent	(297)	511	(214)	—	—
Net decrease in cash and equivalents	(969)	—	242	—	(727)
Cash and equivalents at beginning of year	1,563	—	768	—	2,331
Cash and equivalents at end of year	$594	$—	$1,010	$—	$1,604

62    General Dynamics 2008 Annual Report

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

We maintain a system of internal accounting controls designed and intended to provide reasonable assurance that assets are safeguarded, that transactions are executed and recorded in accordance with management’s authorization and that accountability for assets is maintained. We maintain and monitor an environment that establishes an appropriate level of control consciousness. An important element of the monitoring process is an internal audit program that independently assesses the effectiveness of the control environment.

The Audit Committee of the board of directors, which is composed of five outside directors, meets periodically and, when appropriate, separately with the independent auditors, management and internal audit staff to review the activities of each.

The financial statements have been audited by KPMG LLP, independent registered public accounting firm, whose report follows.

L. Hugh Redd	John W. Schwartz
Senior Vice President and Chief Financial Officer	Vice President and Controller

General Dynamics 2008 Annual Report    63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of General Dynamics Corporation:

We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation (a Delaware corporation) and subsidiaries as of December 31, 2008 and 2007, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Dynamics Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2009, expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 19, 2009

64    General Dynamics 2008 Annual Report

SUPPLEMENTARY DATA (Unaudited)

(Dollars in millions, except per share amounts)	2008				2007
	4Q	3Q	2Q (a)	1Q	4Q	3Q	2Q (b)	1Q
Net sales	$7,852	$7,140	$7,303	$7,005	$7,515	$6,834	$6,591	$6,300
Operating earnings	938	933	921	861	871	801	760	681
Earnings from continuing operations	630	634	641	573	578	544	518	440
Net earnings (loss) from discontinued operations	(18)	—	—	(1)	1	2	(5)	(6)
Net earnings	612	634	641	572	579	546	513	434
Earnings per share – Basic (c):
Continuing operations	$1.62	$1.60	$1.61	$1.43	$1.43	$1.35	$1.28	$1.08
Discontinued operations	(0.05)	—	—	—	—	—	(0.01)	(0.01)
Net earnings	1.57	1.60	1.61	1.43	1.43	1.35	1.27	1.07

Earnings per share – Diluted (c):
Continuing operations	$1.62	$1.59	$1.60	$1.42	$1.42	$1.34	$1.27	$1.07
Discontinued operations	(0.05)	—	—	—	—	—	(0.01)	(0.01)
Net earnings	1.57	1.59	1.60	1.42	1.42	1.34	1.26	1.06
Market price range:
High	$74.85	$94.41	$95.13	$89.88	$94.55	$85.70	$82.41	$81.28
Low	47.81	73.12	82.47	74.01	82.41	70.61	76.01	73.59
Dividends declared	$0.35	$0.35	$0.35	$0.35	$0.29	$0.29	$0.29	$0.29

(Quarterly data are based on a 13-week period.)

(a)	Second quarter of 2008 includes $35 tax benefit related to a settlement of a tax refund suit with the U.S. Department of Justice (see Note E).
(b)	Second quarter of 2007 includes $18 tax benefit related to resolution of 2003-2004 IRS audits (see Note E).
(c)	The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the company’s disclosure controls and procedures were effective.

The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in 2008 the company’s Chief Executive Officer certified to the New York Stock Exchange (NYSE) that he was not aware of any violation by the company of the NYSE’s corporate governance listing standards.

General Dynamics 2008 Annual Report    65

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of General Dynamics Corporation:

The management of General Dynamics Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our evaluation we believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on the effectiveness of our internal control over financial reporting. The KPMG report immediately follows this report.

Nicholas D. Chabraja	L. Hugh Redd
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

66    General Dynamics 2008 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of General Dynamics Corporation:

We have audited General Dynamics Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation as of December 31, 2008 and 2007, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 19, 2009, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 19, 2009

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

General Dynamics 2008 Annual Report    67

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Code of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2009 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

Executive Officers of the Company

All of our executive officers are appointed annually. None of our executive officers was selected pursuant to any arrangement or understanding between the officer and any other person. As previously announced and pursuant to our agreement with him, Mr. Jay Johnson will become our chief executive officer on July 1, 2009, following the retirement of Mr. Chabraja. Mr. Chabraja will remain as Chairman of the Board of Directors through the annual meeting of shareholders in May 2010.

The name, age, offices and positions of our executives held for at least the last five years as of February 20, 2009, were as follows:

Name, Position and Office	Age
John P. Casey – Vice President of the company and President of Electric Boat Corporation since October 2003	54

Nicholas D. Chabraja – Chairman of the Board of Directors of the company and Chief Executive Officer since June 1997; Vice Chairman, December 1996 – May 1997; Executive Vice President, March 1994 – December 1996	66

Gerard J. DeMuro – Executive Vice President, Information Systems and Technology, since October 2003; Vice President of the company, February 2000 – October 2003; President of General Dynamics C4 Systems, August 2001 – October 2003	53

Charles M. Hall – Executive Vice President, Combat Systems, since July 2005; Vice President of the company and President of General Dynamics Land Systems, September 1999 – July 2005	57

David K. Heebner – Executive Vice President, Marine Systems, since January 2009; Senior Vice President of the company May 2002 – January 2009; President of General Dynamics Land Systems, July 2005 – October 2008; Senior Vice President, Planning and Development, May 2002 – July 2005; Vice President, Strategic Planning, January 2000 – May 2002	64

Jay L. Johnson – Vice Chairman of the company since September 2008; Executive Vice President of Dominion Resources, Inc., December 2002 – September 2008; Chief Executive Officer of Dominion Virginia Power, October 2007 – September 2008; President and Chief Executive Officer of Dominion Delivery, 2002 – 2007	62

S. Daniel Johnson – Vice President of the company and President of General Dynamics Information Technology since April 2008; Executive Vice President of General Dynamics Information Technology, July 2006 – March 2008; Executive Vice President and Chief Operating Officer of Anteon Corporation, August 2003 – June 2006	61

Joseph T. Lombardo – Executive Vice President, Aerospace, and President of Gulfstream Aerospace Corporation since April 2007; Vice President of the company and Chief Operating Officer of Gulfstream Aerospace Corporation, May 2002 – April 2007	61

Christopher Marzilli – Vice President of the company and President of General Dynamics C4 Systems since January 2006; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 – January 2006	49

Phebe N. Novakovic – Senior Vice President, Planning and Development, since July 2005; Vice President, Strategic Planning, October 2002 – July 2005	51

Walter M. Oliver – Senior Vice President, Human Resources and Administration, since March 2002; Vice President, Human Resources and Administration, January 2001 – March 2002	63

L. Hugh Redd – Senior Vice President and Chief Financial Officer since June 2006; Vice President and Controller of General Dynamics Land Systems, January 2000 – June 2006	51

Mark C. Roualet – Vice President of the company and President of General Dynamics Land Systems since October 2008; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 – October 2008; Senior Vice President – Ground Combat Systems, March 2003 – July 2007	50

David A. Savner – Senior Vice President, General Counsel and Secretary since May 1999; Senior Vice President – Law and Secretary, April 1998 – May 1999	64

John W. Schwartz – Vice President and Controller since March 1998	52

Lewis F. Von Thaer – Vice President of the company and President of General Dynamics Advanced Information Systems since March 2005; Senior Vice President, Operations, of General Dynamics Advanced Information Systems, November 2003 – March 2005	48

68    General Dynamics 2008 Annual Report

ITEM 11. EXECUTIVE COMPENSATION

The information required to be set forth herein is included in the sections entitled “Governance of the Company – Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report on Executive Compensation” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be set forth herein is included in the sections entitled “Security Ownership of Management” and “Security Ownership of Certain Beneficial Owners” in our Proxy Statement, which sections are incorporated herein by reference.

The information required to be set forth herein with respect to securities authorized for issuance under our equity compensation plans is included in the section entitled “Equity Compensation Plan Information” in our Proxy Statement, which section is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein is included in the sections entitled “Governance of the Company – Related Party Transactions Approval Policy” and “Governance of the Company – Director Independence” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein is included in the section entitled “Selection of Independent Auditors – Audit and Non-Audit Fees” in our Proxy Statement, which section is incorporated herein by reference.

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

3. Exhibits

See Index on pages 71 through 72 of this Annual Report on Form 10-K for the year ended December 31, 2008.

General Dynamics 2008 Annual Report    69

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By:	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller

February 20, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 20, 2009, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

/s/ Nicholas D. Chabraja	Chairman, Chief Executive Officer and Director
Nicholas D. Chabraja	(Principal Executive Officer)

/s/ L. Hugh Redd	Senior Vice President and Chief Financial Officer
L. Hugh Redd	(Principal Financial Officer)

/s/ John W. Schwartz	Vice President and Controller
John W. Schwartz	(Principal Accounting Officer)

*
Jay L. Johnson	Vice Chairman and Director

*
James S. Crown	Director

*
William P. Fricks	Director

*
Charles H. Goodman	Director

*
George A. Joulwan	Director

*
Paul G. Kaminski	Director

*
John M. Keane	Director

*
Deborah J. Lucas	Director

*
Lester L. Lyles	Director

*
Carl E. Mundy, Jr.	Director

*
J. Christopher Reyes	Director

*
Robert Walmsley	Director

*	By David A. Savner pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

/s/ David A. Savner
David A. Savner
Senior Vice President, General Counsel and
Secretary

70    General Dynamics 2008 Annual Report

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	2008	2007	2006
Balance at January 1	$87	$135	$125
Charged to costs and expenses	8	5	15
Deductions from reserves	(1)	(4)	(2)
Other adjustments*	4	(49)	(3)
Balance at December 31	$98	$87	$135

Allowance and valuation accounts consist of accounts receivable allowance for doubtful accounts and valuation allowance on deferred tax assets. These amounts are deducted from the assets to which they apply.

*	Includes amounts assumed in business combinations and foreign currency translation adjustments.

INDEX TO EXHIBITS – GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission October 7, 2004)

3.2	Amended and Restated Bylaws of General Dynamics Corporation (as amended effective February 4, 2009) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission February 5, 2009)

4.1	Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.2	First Supplemental Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.3	Second Supplemental Indenture dated as of May 15, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission May 16, 2003, SEC file number 1-3671)

4.4	Third Supplemental Indenture dated as of August 14, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission August 14, 2003, SEC file number 1-3671)

4.5	Fourth Supplemental Indenture dated as of December 15, 2008, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission December 15, 2008)

10.1*	Amended and Restated Employment Agreement between the company and Nicholas D. Chabraja dated June 7, 2007 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the Commission August 1, 2007)

10.2*	Amendment to Employment Agreement between the company and Nicholas D. Chabraja dated December 11, 2008**

10.3*	Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998 (incorporated herein by reference from the company's annual report on Form 10-K for the year ended December 31, 1998, filed with the Commission March 18, 1999, SEC file number 1-3671)

10.4*	Amendment to Retirement Benefit Agreement between the company and David A. Savner dated June 7, 2007 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the Commission August 1, 2007)

10.5*	Second Amendment to Retirement Benefit Agreement between the company and David A. Savner dated December 11, 2008**

10.6*	Executive Retention Agreement between the company and Walter M. Oliver dated June 7, 2007 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the Commission August 1, 2007)

General Dynamics 2008 Annual Report    71

INDEX TO EXHIBITS – GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibit Number	Description
10.7*	Letter Agreement with Jay L. Johnson dated May 7, 2008 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended June 29, 2008, filed with the Commission August 5, 2008)

10.8*	General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.9*	Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.10*	Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.11*	Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.12*	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Equity Compensation Plan**

10.13*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.14*	General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003, SEC file number 1-3671)

10.15*	General Dynamics Corporation Second Amended and Restated 1997 Incentive Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended September 29, 2002, filed with the Commission November 12, 2002, SEC file number 1-3671)

10.16*	General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003, SEC file number 1-3671)

10.17*	General Dynamics Corporation Supplemental Savings and Stock Investment Plan, amended and restated effective as of January 1, 2009**

10.18*	Form of Severance Protection Agreement entered into by substantially all executive officers**

10.19*	General Dynamics Corporation Supplemental Retirement Plan, restated effective January 1, 2009**

10.20*	2008 Compensation Arrangements for Named Executive Officers (incorporated herein by reference from the company's quarterly report on Form 10-Q for the quarterly period ended March 30, 2008, filed with the Commission May 6, 2008)

21	Subsidiaries**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
**	Filed herewith.

72    General Dynamics 2008 Annual Report