Form 10-Q
period 2009-04-05
GENERAL DYNAMICS CORP
filed 2009-05-05
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☑    Accelerated Filer  ☐     Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

385,018,267 shares of the registrant’s common stock, $1 par value per share, were outstanding at May 3, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) April 5 2009	December 31 2008
ASSETS
Current assets:
Cash and equivalents	$1,126	$1,621
Accounts receivable	3,795	3,469
Contracts in process	4,238	4,341
Inventories	2,083	2,029
Other current assets	588	490
Total current assets	11,830	11,950
Noncurrent assets:
Property, plant and equipment, net	2,840	2,872
Intangible assets, net	1,606	1,617
Goodwill	11,529	11,413
Other assets	474	521
Total noncurrent assets	16,449	16,423
Total assets	$28,279	$28,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$770	$911
Accounts payable	2,596	2,443
Customer advances and deposits	3,679	4,154
Other current liabilities	3,035	2,852
Total current liabilities	10,080	10,360
Noncurrent liabilities:
Long-term debt	3,112	3,113
Other liabilities	4,816	4,847
Commitments and contingencies (See Note K)
Total noncurrent liabilities	7,928	7,960
Shareholders’ equity:
Common stock	482	482
Surplus	1,383	1,346
Retained earnings	13,730	13,287
Treasury stock	(3,439)	(3,349)
Accumulated other comprehensive loss	(1,885)	(1,713)
Total shareholders’ equity	10,271	10,053
Total liabilities and shareholders’ equity	$28,279	$28,373

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	April 5 2009	March 30 2008
Revenues:
Products	$5,743	$4,860
Services	2,521	2,145
	8,264	7,005
Operating costs and expenses:
Products	5,040	4,210
Services	2,319	1,934
	7,359	6,144
Operating earnings	905	861
Interest, net	(39)	(19)
Other, net	3	3
Earnings from continuing operations before income taxes	869	845

Provision for income taxes, net	276	272
Earnings from continuing operations	593	573

Discontinued operations, net of tax	(3)	(1)

Net earnings	$590	$572

Earnings per share
Basic:
Continuing operations	$1.54	$1.43
Discontinued operations	(0.01)	—
Net earnings	$1.53	$1.43
Diluted:
Continuing operations	$1.54	$1.42
Discontinued operations	(0.01)	—
Net earnings	$1.53	$1.42

Supplemental information:
General and administrative expenses included in operating costs and expenses	$510	$430
Dividends per share	$0.38	$0.35

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 5 2009	March 30 2008
Cash flows from operating activities:
Net earnings	$590	$572
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	85	69
Amortization of intangible assets	54	33
Stock-based compensation expense	28	23
Excess tax benefit from stock-based compensation	(1)	(15)
Deferred income tax provision	40	(1)
Discontinued operations, net of tax	3	1
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(292)	(97)
Contracts in process	64	(41)
Inventories	(64)	(42)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	151	(231)
Customer advances and deposits	(512)	52
Income taxes payable	192	230
Other current liabilities	(127)	(140)
Other, net	(57)	18
Net cash provided by operating activities from continuing operations	154	431
Net cash used by discontinued operations – operating activities	(6)	(1)
Net cash provided by operating activities	148	430
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(168)	(65)
Capital expenditures	(81)	(85)
Purchases of available-for-sale securities	(86)	(973)
Sales/maturities of available-for-sale securities	49	968
Other, net	1	31
Net cash used by investing activities	(285)	(124)
Cash flows from financing activities:
Repayment of commercial paper, net	(139)	—
Dividends paid	(136)	(117)
Purchases of common stock	(109)	(519)
Proceeds from option exercises	27	30
Other, net	(1)	14
Net cash used by financing activities	(358)	(592)
Net decrease in cash and equivalents	(495)	(286)
Cash and equivalents at beginning of period	1,621	2,891
Cash and equivalents at end of period	$1,126	$2,605
Supplemental cash flow information:
Cash payments for:
Income taxes	$41	$41
Interest	$29	$35

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

Basis of Consolidation and Classification

The unaudited Consolidated Financial Statements included in this Form 10-Q include the accounts of General Dynamics Corporation and our wholly owned and majority-owned subsidiaries. We eliminate all inter-company balances and transactions in the consolidated statements.

Consistent with defense industry practice, we classify assets and liabilities related to long-term production contracts as current, even though some of these amounts are not expected to be realized within one year. In addition, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

Interim Financial Statements

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted.

Operating results for the three-month period ended April 5, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results for the first three months of 2009 and 2008.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

B.	Acquisitions, Intangible Assets and Goodwill

In 2009, we paid approximately $170 in cash to acquire one business in the Information Systems and Technology group that performs work for our classified customers.

In 2008, we acquired five businesses for an aggregate of approximately $3.2 billion in cash.

Aerospace

•

Jet Aviation, of Zurich, Switzerland, on November 5. Jet Aviation performs aircraft completions and refurbishments for business jets and commercial aircraft, aircraft support services, and management and fixed-base operations (FBO) services for a broad global customer base.

Combat Systems

•

AxleTech International (AxleTech), of Troy, Michigan, on December 19. AxleTech is a global manufacturer and supplier of highly engineered drive train components and aftermarket parts for heavy-payload military and commercial customers.

Marine Systems

•	HSI Electric, Inc. (HSI), of Honolulu, Hawaii, on July 23. HSI is a marine and industrial electrical company specializing in electrical apparatus installation, maintenance, troubleshooting and repair.

Information Systems and Technology

•

ViPS, Inc. (ViPS), a wholly owned subsidiary of HLTH Corporation, of Towson, Maryland, on July 22. ViPS is a leading provider of high-end healthcare technology solutions, including data management, analytics, decision support and process automation, that support both U.S. federal government agencies and commercial healthcare organizations.

•

Integrated Defense Systems, Inc. (IDSI), of Glen Rock, Pennsylvania, on February 29. IDSI produces advanced filtering technologies and broadband power amplifiers for tactical communications applications for military and other government customers.

We funded the above acquisitions using cash on hand and commercial paper borrowings. The operating results of these businesses have been included with our reported results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the Jet Aviation, AxleTech and ViPS acquisitions were still preliminary at April 5, 2009. We are in the process of identifying and valuing intangible and other assets acquired. The completion of these analyses could result in an increase or decrease to the preliminary value assigned to these acquired assets, as well as to future periods’ amortization expense. We expect the analyses to be completed during 2009 without any material adjustments.

Intangible assets consisted of the following:

	April 5 2009			December 31 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,592	$(645)	$947	$1,580	$(613)	$967
Other intangible assets	923	(264)	659	892	(242)	650
Total intangible assets	$2,515	$(909)	$1,606	$2,472	$(855)	$1,617

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. We amortize these assets over seven to 40 years. The weighted-average amortization life of these assets on April 5, 2009, was 15 years. Other intangible assets consist primarily of aircraft product design and customer lists, amortized over nine and 21 years, respectively, and software and licenses, amortized over six to 24 years. We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternative method is more representative of the usage of the asset.

Amortization expense was $54 for the three-month period ended April 5, 2009, and $33 for the three-month period ended March 30, 2008. We expect to record annual amortization expense over the next five years as follows:

2010	$208
2011	$200
2012	$196
2013	$156
2014	$134

The changes in the carrying amount of goodwill by business group for the three months ended April 5, 2009, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2008	$2,316	$2,638	$192	$6,267	$11,413
Acquisitions (a)	99	7	1	125	232
Other (b)	(94)	(19)	(1)	(2)	(116)
April 5, 2009	$2,321	$2,626	$192	$6,390	$11,529

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.

(b)	Consists of adjustments for foreign currency translation.

C.	Earnings per Share and Comprehensive Income

Earnings per Share

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended
	April 5 2009	March 30 2008
Basic weighted average shares outstanding	385,845	400,759
Dilutive effect of stock options and restricted stock	696	3,099
Diluted weighted average shares outstanding	386,541	403,858

On January 1, 2009, we adopted FASB Staff Position (FSP) EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-06-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that require calculation of earnings per share under the “two-class” method as specified in Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The two-class method is an earnings allocation methodology that determines earnings per share separately for each class of stock and participating security. Participants in our equity compensation plans who are granted restricted stock are allowed to retain cash dividends paid on nonvested shares. Therefore, our nonvested restricted stock awards qualify as participating securities under FSP EITF 03-06-1, and we are required to calculate earnings per share using the two-class method. However, the application of the two-class method had no measurable impact on our earnings per share for the three-month periods ended April 5, 2009, and March 30, 2008.

Comprehensive Income

Our comprehensive income was $418 and $617 for the three-month periods ended April 5, 2009, and March 30, 2008, respectively. The primary components of our comprehensive income are net earnings and foreign currency translation adjustments of ($163) in 2009 and $49 in 2008.

D.	Fair Value of Financial Instruments

Our financial instruments measured at fair value include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We do not have any significant non-financial assets or liabilities measured at fair value on April 5, 2009.

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following table presents the fair values of our other financial assets and liabilities on April 5, 2009, and December 31, 2008, and the basis for determining their fair values:

Financial assets (liabilities)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
April 5, 2009
Marketable securities*	$177	$177	$—
Other investments*	96	96	—
Derivatives*	(79)	—	(79)
Long-term debt	(3,254)	(3,254)	—
December 31, 2008
Marketable securities*	$143	$143	$—
Other investments*	98	98	—
Derivatives*	(77)	—	(77)
Long-term debt	(3,168)	(3,168)	—

*	Reported on the Consolidated Balance Sheet at fair value.

E.	Contracts in Process

Contracts in process represents recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	April 5 2009	December 31 2008
Contract costs and estimated profits	$13,226	$12,904
Other contract costs	1,081	1,078
	14,307	13,982
Less advances and progress payments	10,069	9,641
Total contracts in process	$4,238	$4,341

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $30 on April 5, 2009, and approximately $40 on December 31, 2008. We record revenue associated with these matters only when recovery can be estimated reliably and realization is probable. Contract costs on December 31, 2008, included approximately $215 associated with our contract to provide Pandur II wheeled vehicles to the Czech Republic. In the first quarter of 2009, we signed a renegotiated contract with the Czech Republic for the purchase of 107 vehicles, including 17 previously completed vehicles. Under the terms of the revised contract, we billed and collected the majority of the December 31, 2008, contracts-in-process balance and expect to recover the remaining balance over the course of the revised contract.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. Some of these liabilities are discounted at contractual rates agreed to with our U.S. government customers. These costs will become allocable to contracts generally when they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our April 5, 2009, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

F.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	April 5 2009	December 31 2008
Raw materials	$1,034	$1,001
Work in process	851	876
Pre-owned aircraft	152	100
Other	46	52
Total inventories	$2,083	$2,029

G.	Debt

Debt consisted of the following:

	Interest Rate	April 5 2009	December 31 2008
Commercial paper, net of unamortized discount	0.370%	$765	$905
Fixed-rate notes due:
August 2010	4.500%	700	700
May 2013	4.250%	999	999
February 2014	5.250%	995	995
August 2015	5.375%	400	400
Other	Various	23	25
Total debt		3,882	4,024
Less current portion		770	911
Long-term debt		$3,112	$3,113

On April 5, 2009, we had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. This included $1 billion of five-year fixed-rate notes issued on December 15, 2008, pursuant to a Form S-3 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933 on December 8, 2008. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note N for condensed consolidating financial statements.

On April 5, 2009, other debt consisted primarily of a capital lease arrangement and debt assumed in connection with our acquisition of SNC TEC in January 2007 and AxleTech in December 2008.

On April 5, 2009, we had $765 of commercial paper outstanding at an average yield of approximately 0.37 percent with an average maturity of 15 days. We have approximately $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities consist of a $1 billion multi-year facility expiring in July 2009 and a $975 multi-year facility expiring in December 2011. These facilities are required by rating agencies to support the A1/P1 rating of our commercial paper issuances. We are in the process of replacing a portion of the facility that expires in July. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. Additionally, a number of our international subsidiaries have available local bank credit facilities aggregating approximately $920.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on April 5, 2009.

H.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	April 5 2009	December 31 2008
Retirement benefits	$579	$566
Salaries and wages	552	613
Workers’ compensation	474	469
Other (a)	1,430	1,204
Total other current liabilities	$3,035	$2,852
Retirement benefits	$3,084	$3,063
Customer deposits on commercial contracts	1,137	1,174
Deferred income taxes	103	99
Other (b)	492	511
Total other liabilities	$4,816	$4,847

(a)	Consists primarily of income tax liabilities, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	Income Taxes

Our net deferred tax asset was included in the Consolidated Balance Sheet as follows:

	April 5 2009	December 31 2008
Current deferred tax asset	$77	$57
Current deferred tax liability	(44)	(62)
Noncurrent deferred tax asset	86	111
Noncurrent deferred tax liability	(103)	(99)
Net deferred tax asset	$16	$7

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

With respect to income tax uncertainties, based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on April 5, 2009, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on April 5, 2009, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

J.	Derivative Instruments and Hedging Activities

On January 1, 2009, we adopted SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures related to these financial instruments, including qualitative disclosures about our hedging objectives and strategies.

We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We do not use derivatives for trading or speculative purposes.

Foreign Currency Risk

Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. We periodically enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than three years. These instruments are designed to fix, or limit the adverse impact on, the amount of firmly committed and forecasted foreign currency-denominated payments, receipts and inter-company transactions related to our ongoing business and operational financing activities.

Interest Rate Risk

Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations, variable-rate commercial paper and short-term investments. However, the risk associated with these instruments is not material.

Commodity Price Risk

We are subject to risk of rising labor and commodity prices, primarily on long-term fixed-price contracts. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Some of the protective terms included in our contracts are considered derivatives but are not accounted for separately because they are clearly and closely related to the host contract. We have not entered into commodity hedging contracts but may do so as circumstances warrant. We do not believe that changes in labor or commodity prices will have a material impact on our results of operations or cash flows.

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of five years. We held $1.3 billion in cash and equivalents and marketable securities to be used for general corporate purposes on April 5, 2009. Our marketable securities have an average duration of two months and an average credit rating of AA. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

On April 5, 2009, and December 31, 2008, we had $2.3 billion and $2.4 billion, respectively, in notional forward foreign exchange contracts outstanding. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts recognized in the Consolidated Balance Sheet consisted of the following:

	April 5 2009	December 31 2008
Other current assets:
Designated as cash flow hedges under SFAS 133	$17	$40
Not designated as cash flow hedges under SFAS 133	7	11
Other current liabilities:
Designated as cash flow hedges under SFAS 133	(95)	(119)
Not designated as cash flow hedges under SFAS 133	(8)	(9)
Total	$(79)	$(77)

We had no material derivative financial instruments designated as fair value or net investment hedges on April 5, 2009, or December 31, 2008.

Changes in the fair value of derivative financial instruments are recorded in operating costs and expenses in the Consolidated Statement of Earnings or in accumulated other comprehensive income (AOCI) within shareholders’ equity on the Consolidated Balance Sheet, depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are deferred in AOCI until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statement of Earnings for all derivative financial instruments, regardless of designation.

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material for the three-month periods ended April 5, 2009 and March 30, 2008. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings in 2009 to be material.

Foreign Currency Financial Statement Translation

We translate foreign-currency balance sheets from our international business units’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 5, 2009, or March 30, 2008.

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

On May 3, 2007, the trial court issued a decision upholding the government’s default termination. We believe that the trial court failed to follow the appeals court ruling and continue to believe that the evidence supports a determination that the government’s default termination was not justified. The case is currently on appeal with the appeals court. The appeals court heard oral arguments in the case on December 3, 2008.

If, contrary to our expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at April 5, 2009. This would result in a liability to us of half of the total, or approximately $1.4 billion pretax. Our after-tax charge would be approximately $780, or $2.02 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $700. We believe we have sufficient resources to satisfy our obligation if required.

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

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.7 billion on April 5, 2009. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

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

Aircraft Trade-ins. In connection with orders for new aircraft in funded contract backlog, our Aerospace group has offered options to some customers to trade in aircraft as partial consideration in the new-aircraft transaction. These options were historically structured as predetermined minimum trade-in options with a fair value determined at contract signing. As the group’s contract backlog grew and the period from contract signing to scheduled entry into service extended, all new trade-in commitments were structured to establish the fair market value of the trade-in aircraft at a date generally 120 days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction.

In the first quarter of 2009, no fair market value trade-in options were exercised in connection with orders for new aircraft. Five aircraft scheduled for delivery in 2009 have fair market value trade-in options outstanding, none of which has been exercised by the customer. Two options offered at a predetermined minimum trade-in price remained unexercised on April 5, 2009. These commitments are associated with aircraft scheduled to deliver in 2010 and have a total value of $48. The estimated decline in fair market value from the date of commitment through April 5, 2009, for these two aircraft is not material.

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

The changes in the carrying amount of warranty liabilities for the three-month periods ended April 5, 2009, and March 30, 2008, were as follows:

	Three Months Ended
	April 5 2009	March 30 2008
Beginning balance	$221	$237
Warranty expense	16	15
Payments	(15)	(13)
Adjustments(a)	(1)	(33)
Ending balance(b)	$221	$206

(a)	Includes warranty liabilities assumed in connection with acquisitions, foreign exchange translation adjustments and reclassifications.

(b)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

L.	Retirement Plans

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three-month periods ended April 5, 2009, and March 30, 2008, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 5 2009	March 30 2008	April 5 2009	March 30 2008
Service cost	$52	$51	$2	$4
Interest cost	123	111	16	16
Expected return on plan assets	(144)	(149)	(8)	(7)
Recognized net actuarial loss (gain)	7	1	(2)	1
Amortization of prior service (credit) cost	(12)	(12)	—	1
Net periodic cost	$26	$2	$8	$15

Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension plans covering employees working in our government contracting businesses. With respect to post-retirement benefit plans, our government contracts provide for the recovery of contributions to a Voluntary Employees’ Beneficiary Association trust and, for non-funded plans, recovery of claims paid. The cumulative pension and post-retirement benefit cost for some of these plans exceeds our cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog, we defer the excess in contracts in process on the Consolidated Balance Sheet until the cost is paid, charged to contracts and included in revenues. For other plans, the amount contributed to the plans, charged to contracts and included in revenues has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the prepaid benefit cost related to these plans. (See Note E for discussion of our deferred contract costs.)

M.	Business Group Information

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

Summary operating results for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	April 5 2009	March 30 2008	April 5 2009	March 30 2008
Aerospace	$1,455	$1,279	$200	$236
Combat Systems	2,407	1,997	279	259
Marine Systems	1,669	1,378	163	122
Information Systems and Technology	2,733	2,351	289	260
Corporate*	—	—	(26)	(16)
	$8,264	$7,005	$905	$861

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans.

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

Condensed Consolidating Statement of Earnings

Three Months Ended April 5, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,663	$1,601	$—	$8,264
Cost of sales	7	5,487	1,355	—	6,849
General and administrative expenses	19	388	103	—	510
Operating earnings	(26)	788	143	—	905
Interest expense	(39)	(2)	(1)	—	(42)
Interest income	—	2	1	—	3
Other, net	2	1	—	—	3
Earnings from continuing operations before income taxes	(63)	789	143	—	869
Provision for income taxes	(42)	273	45	—	276
Discontinued operations, net of tax	—	—	(3)	—	(3)
Equity in net earnings of subsidiaries	611	—	—	(611)	—
Net earnings	$590	$516	$95	$(611)	$590

Three Months Ended March 30, 2008
Revenues	$—	$6,014	$991	$—	$7,005
Cost of sales	—	4,896	818	—	5,714
General and administrative expenses	16	348	66	—	430
Operating earnings	(16)	770	107	—	861
Interest expense	(27)	(6)	(5)	—	(38)
Interest income	12	—	7	—	19
Other, net	2	1	—	—	3
Earnings from continuing operations before income taxes	(29)	765	109	—	845
Provision for income taxes	(18)	263	27	—	272
Discontinued operations, net of tax	—	(1)	—	—	(1)
Equity in net earnings of subsidiaries	583	—	—	(583)	—
Net earnings	$572	$501	$82	$(583)	$572

Condensed Consolidating Balance Sheet

April 5, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$151	$—	$975	$—	$1,126
Accounts receivable	—	1,740	2,055	—	3,795
Contracts in process	406	2,937	895	—	4,238
Inventories
Raw materials	—	861	173	—	1,034
Work in process	—	721	130	—	851
Pre-owned aircraft	—	152	—	—	152
Other	—	25	21	—	46
Other current assets	250	19	319	—	588
Total current assets	807	6,455	4,568	—	11,830
Noncurrent assets:
Property, plant and equipment	135	4,240	1,011	—	5,386
Accumulated depreciation of PP&E	(32)	(2,113)	(401)	—	(2,546)
Intangible assets and goodwill	—	10,045	3,999	—	14,044
Accumulated amortization of intangible assets	—	(718)	(191)	—	(909)
Other assets	838	(453)	89	—	474
Investment in subsidiaries	24,537	—	—	(24,537)	—
Total noncurrent assets	25,478	11,001	4,507	(24,537)	16,449
Total assets	$26,285	$17,456	$9,075	$(24,537)	$28,279
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$765	$1	$4	$—	$770
Liabilities of discontinued operations	—	—	35	—	35
Other current liabilities	715	4,557	4,003	—	9,275
Total current liabilities	1,480	4,558	4,042	—	10,080
Noncurrent liabilities:
Long-term debt	3,094	11	7	—	3,112
Other liabilities	2,524	1,978	314	—	4,816
Total noncurrent liabilities	5,618	1,989	321	—	7,928
Intercompany	8,916	(8,695)	(221)	—	—
Shareholders’ equity:
Common stock, including surplus	1,865	6,135	3,595	(9,730)	1,865
Retained earnings	13,730	13,924	1,267	(15,191)	13,730
Other shareholders’ equity	(5,324)	(455)	71	384	(5,324)
Total shareholders’ equity	10,271	19,604	4,933	(24,537)	10,271
Total liabilities and shareholders’ equity	$26,285	$17,456	$9,075	$(24,537)	$28,279

Condensed Consolidating Balance Sheet

December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$746	$—	$875	$—	$1,621
Accounts receivable	—	1,532	1,937	—	3,469
Contracts in process	402	2,675	1,264	—	4,341
Inventories
Raw materials	—	907	94	—	1,001
Work in process	—	785	91	—	876
Pre-owned aircraft	—	100	—	—	100
Other	—	60	(8)	—	52
Other current assets	190	33	267	—	490
Total current assets	1,338	6,092	4,520	—	11,950
Noncurrent assets:
Property, plant and equipment	133	4,199	1,008	—	5,340
Accumulated depreciation of PP&E	(30)	(2,057)	(381)	—	(2,468)
Intangible assets and goodwill	—	9,090	4,795	—	13,885
Accumulated amortization of intangible assets	—	(690)	(165)	—	(855)
Other assets	872	(448)	97	—	521
Investment in subsidiaries	23,355	—	—	(23,355)	—
Total noncurrent assets	24,330	10,094	5,354	(23,355)	16,423
Total assets	$25,668	$16,186	$9,874	$(23,355)	$28,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$905	$5	$1	$—	$911
Liabilities of discontinued operations	—	—	39	—	39
Other current liabilities	542	4,861	4,007	—	9,410
Total current liabilities	1,447	4,866	4,047	—	10,360
Noncurrent liabilities:
Long-term debt	3,094	8	11	—	3,113
Other liabilities	2,513	1,991	343	—	4,847
Total noncurrent liabilities	5,607	1,999	354	—	7,960
Intercompany	8,561	(8,972)	195	216	—
Shareholders’ equity:
Common stock, including surplus	1,828	6,134	3,091	(9,225)	1,828
Retained earnings	13,287	12,612	1,951	(14,563)	13,287
Other shareholders’ equity	(5,062)	(453)	236	217	(5,062)
Total shareholders’ equity	10,053	18,293	5,278	(23,571)	10,053
Total liabilities and shareholders’ equity	$25,668	$16,186	$9,874	$(23,355)	$28,373

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 5, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(16)	$113	$51	$—	$148
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(168)	—	—	(168)
Other, net	(35)	(65)	(17)	—	(117)
Net cash used by investing activities	(35)	(233)	(17)	—	(285)
Cash flows from financing activities:
Repayment of commercial paper, net	(139)	—	—	—	(139)
Other, net	(217)	(1)	(1)	—	(219)
Net cash used by financing activities	(356)	(1)	(1)	—	(358)
Cash sweep/funding by parent	(188)	121	67	—	—
Net decrease in cash and equivalents	(595)	—	100	—	(495)
Cash and equivalents at beginning of period	746	—	875	—	1,621
Cash and equivalents at end of period	$151	$—	$975	$—	$1,126

Three Months Ended March 30, 2008
Net cash provided by operating activities	$(39)	$532	$(63)	$—	$430
Cash flows from investing activities:
Purchases of available-for-sale securities	(962)	(11)	—	—	(973)
Sales/maturities of available-for-sale securities	960	8	—	—	968
Other, net	(1)	(104)	(14)	—	(119)
Net cash used by investing activities	(3)	(107)	(14)	—	(124)
Cash flows from financing activities:
Purchases of common stock	(519)	—	—	—	(519)
Other, net	(72)	(1)	—	—	(73)
Net cash used by financing activities	(591)	(1)	—	—	(592)
Cash sweep/funding by parent	437	(424)	(13)	—	—
Net decrease in cash and equivalents	(196)	—	(90)	—	(286)
Cash and equivalents at beginning of period	1,875	—	1,016	—	2,891
Cash and equivalents at end of period	$1,679	$—	$926	$—	$2,605

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

Business Overview

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design and construction; and information systems, technologies and services. We operate through four business groups – Aerospace, Combat Systems, Marine Systems, and Information Systems and Technology. Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate, government and individual buyers of business aircraft. We operate in two primary markets: defense and business aviation. The majority of our revenues derive from contracts with the U.S. military. The following discussion should be read in conjunction with our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

Results of Operations

Consolidated Overview

Three Months Ended	April 5 2009	March 30 2008	Variance
Revenues	$8,264	$7,005	$1,259	18.0%
Operating earnings	905	861	44	5.1%
Operating margin	11.0%	12.3%

In the first quarter of 2009, each of our business groups contributed double-digit top-line growth, resulting in a significant increase in overall revenues over the first quarter of 2008. The Marine Systems group was our growth rate leader on the strength of increased activity at all of the group’s shipyards. Revenues in the Combat Systems and Information Systems and Technology groups were up due to higher volume throughout each of the groups’ businesses, particularly in military vehicles and tactical communications systems. In the Aerospace group, the acquisition of Jet Aviation resulted in increased revenues over the first quarter of 2008 despite lower aircraft deliveries in the quarter.

Our operating earnings in the first quarter of 2009 increased, although at a lower rate than our revenue growth. As a result, our operating margins decreased by 130 basis points compared to the first quarter of 2008. Operating margins in the Marine Systems group increased in the first quarter due to improved operating performance at each of our shipyards. Margins were lower, however, in the Combat Systems and Information Systems and Technology groups due to a shift in program mix compared to the first quarter of 2008. In the Aerospace group, margins were down due primarily to the addition of the lower-margin volume from the acquisition of Jet Aviation and the impact of adjustments to pre-owned aircraft inventories.

General and administrative (G&A) expenses as a percentage of sales for the first three months of 2009 were 6.2 percent compared with 6.1 percent in the same period in 2008. We expect G&A expenses as a percentage of sales for the full-year 2009 to approximate the full-year 2008 rate of 5.9 percent.

Net cash provided by operating activities from continuing operations was $154 in the first three months of 2009, compared with $431 in the same period in 2008. We used our cash to fund acquisitions and capital expenditures, repurchase our common stock, pay dividends and repay maturing debt. Our net debt – debt less cash and equivalents and marketable securities – was $2.6 billion at the end of the first quarter of 2009 compared with essentially no net debt at the end of the first quarter of 2008. Net debt increased as a result of approximately $3.3 billion spent on acquisitions, $1.1 billion of share repurchases, $552 of dividends paid and $486 of capital expenditures during the past 12 months.

Net interest expense in the first three months of 2009 increased by $20 over the first three months of 2008 to $39 due to the issuance of additional debt in 2008 and lower interest income on a reduced invested cash balance. We expect full-year net interest expense of approximately $150.

Our effective tax rate for the three-month period ended April 5, 2009, was 31.8 percent compared with 32.2 percent in the same period in 2008. We anticipate an effective tax rate of approximately 31.5 percent for the full-year 2009, compared with 31.2 percent in 2008. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

We generated total new orders of $5.9 billion in the first quarter of 2009, with particularly strong order activity in the Information Systems and Technology group. The group had a book-to-bill ratio greater than one despite its highest quarterly revenues to date. Total company backlog at the end of the quarter was $71.1 billion compared to $74.1 billion at the end of 2008. Funded backlog was $49.2 billion as of April 5, 2009, down from $51.7 billion at the end of the year. Our total backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft, which we refer to collectively as estimated potential contract value. At the end of the first quarter of 2009, management’s estimate of this potential contract value, which we expect to realize over the next 10 to 15 years, was approximately $17.9 billion, up 6.5 percent from $16.8 billion at the end of 2008.

Aerospace

Three Months Ended	April 5 2009	March 30 2008	Variance
Revenues	$1,455	$1,279	$176	13.8%
Operating earnings	200	236	(36)	(15.3)%
Operating margin	13.7%	18.5%
Aircraft deliveries (in units):
Green	31	37	(6)	(16.2)%
Completion	34	36	(2)	(5.6)%

The deterioration in the global economic environment in late 2008 and early 2009 has significantly impacted the business-jet market. In particular, new-aircraft order activity has declined, some customers have defaulted on their aircraft contracts and pre-owned aircraft inventories have grown.

In response to these conditions, the Aerospace group reduced its 2009 aircraft production schedule to level-load its 2009 and 2010 output. This resulted in fewer aircraft deliveries in the first quarter of 2009 compared to the same quarter in 2008 and an 8 percent decrease in new-aircraft revenues. In addition, aircraft services volume was down 9 percent organically in the quarter, again the result of the economic pull-back. The group did not sell any pre-owned aircraft in the first quarter of 2009, compared with one aircraft sold for $9 in the first quarter of 2008. Overall, Gulfstream’s revenues declined 8.6 percent from the first quarter of 2008. With the addition of the revenues of Jet Aviation, acquired in the fourth quarter of 2008, the Aerospace group’s first-quarter revenues were up compared to the same period in 2008.

The deterioration in the business-jet market also led to a decline in the group’s first-quarter operating earnings and margins compared to the prior-year period. The net reduction in earnings consisted of the following factors:

Aircraft manufacturing and completions	$18
Pre-owned aircraft	(22)
Aircraft services	5
Other	(37)
Total decrease in operating earnings	$(36)

Aircraft manufacturing and completion earnings increased over the first quarter of 2008 despite the decline in aircraft deliveries due to the addition of Jet Aviation’s completion business, liquidated damages received on defaulted aircraft contracts and cost reduction efforts that resulted in improved manufacturing margins at Gulfstream compared with the first quarter of 2008. The group is committed to reducing costs through a continued focus on production improvements and operational efficiencies to maintain operating margins in the aircraft manufacturing process.

The pre-owned aircraft market is suffering from a glut of supply and a significant reduction in the volume of transactions. Given the current market conditions, the group further wrote down the carrying value of its pre-owned aircraft inventory. The group had seven pre-owned aircraft available for sale at the end of the quarter, up from four aircraft at the end of the year.

Aircraft services earnings, which include Jet Aviation’s maintenance and repair activities, fixed-base operations and aircraft management services, were up slightly in the quarter.

While the combined effect of these operating factors netted steady earnings compared with 2008, the group’s first-quarter earnings were also impacted by higher product development costs, severance costs associated with workforce reduction activities and intangible asset amortization related to the Jet Aviation acquisition. As a result, the group’s operating earnings declined from the first quarter of 2008 to 2009, and its margins were down 480 basis points.

We expect revenues in the Aerospace group for the full-year 2009 to approximate the revenues generated by the group in 2008, reflecting the impact of the reduced aircraft production schedule and a full year of Jet Aviation results. The group’s quarterly revenues are likely to fluctuate during the year, including the effect of a planned workforce furlough in the third quarter. We expect the group’s operating margins to be approximately 500 basis points lower than those achieved in 2008 due to the addition of the Jet Aviation services business, the deterioration of the pre-owned market and pressures on pricing in the group’s mid-cabin segment.

Combat Systems

Three Months Ended	April 5 2009	March 30 2008	Variance
Revenues	$2,407	$1,997	$410	20.5%
Operating earnings	279	259	20	7.7%
Operating margin	11.6%	13.0%

The Combat Systems group’s revenues increased significantly in the first quarter of 2009 compared to the same quarter in 2008. Excluding acquisitions, the group grew 13.7 percent over the first quarter of 2008. Each of the group’s businesses contributed to the revenue growth in the quarter:

U.S. military vehicles	$257
Weapons systems	89
Munitions	46
European military vehicles	18
Total increase in revenues	$410

The increase in U.S. military vehicle revenues was driven primarily by higher activity on the Stryker wheeled combat vehicle program, as well as several contracts in support of the Abrams main battle tank, including the System Enhancement Package (SEP) upgrade and the M1A1 reset programs. In the weapons systems business, revenues increased as a result of the acquisition of AxleTech International (AxleTech) in the fourth quarter of 2008. Revenues in the group’s munitions business grew in the first quarter of 2009 primarily as a result of increased activity on its medium- and small-caliber munitions supply contracts for the United States. In the group’s European military vehicle business, higher volume in the arms and munitions programs led the growth in revenue.

In the first quarter of 2009, we signed a renegotiated contract with the Czech Republic for the purchase of 107 Pandur II vehicles, including 17 vehicles the group had previously completed. Deliveries of the remaining vehicles are scheduled through 2013. Under the terms of the revised contract, we billed and collected the majority of the contracts-in-process balance under the original contract and added approximately $40 to the group’s backlog, for a total remaining backlog value of approximately $375.

The Combat Systems group’s operating earnings increased in the first quarter of 2009, though at a lower rate than the group’s revenue growth. As a result, operating margins were down 140 basis points. The decline in margins was due to a shift in program mix, most notably within the mine-resistant, ambush protected (MRAP) vehicle program. Deliveries of the remaining vehicles under contract are scheduled to be complete by the end of the second quarter of 2009.

We expect Combat Systems to generate revenue growth of approximately 20 to 25 percent for the full year 2009 with margins in the mid-12 percent range.

Marine Systems

Three Months Ended	April 5 2009	March 30 2008	Variance
Revenues	$1,669	$1,378	$291	21.1%
Operating earnings	163	122	41	33.6%
Operating margin	9.8%	8.9%

The Marine Systems group’s revenues and operating earnings increased significantly in the first quarter of 2009 over the same prior-year period. The growth in the group’s revenues was shared among all of its shipyards and consisted of the following:

Multi-year Navy ship production	$238
Other Navy ship design and production, engineering and repair	29
Commercial ship production	24
Total increase in revenues	$291

The group’s multi-year ship-production programs for the U.S. Navy include submarines (Virginia class), combat-logistics ships (T-AKE) and destroyers (DDG-51 and DDG-1000). The most significant growth in the quarter was on the Virginia program as construction continued on the remaining five ships under the Block II contract. The group also began initial ramp-up activities on the eight-ship Block III contract, which was awarded in the fourth quarter of 2008. The second Block II ship is scheduled for delivery in the third quarter of 2009, and Block III deliveries are scheduled through 2019. Construction is in process on the eighth through 11th ships of the group’s 14-ship T-AKE program. The group delivered the seventh T-AKE in the first quarter of 2009, and deliveries are scheduled through 2012. Destroyer construction activity was up as volume increased on the group’s design and production contracts for the DDG-1000 next-generation destroyer while the workload on the DDG-51 Arleigh Burke program decreased slightly. The group began construction of the first DDG-1000 and continued work on the remaining four DDG-51s under contract with deliveries scheduled through 2011. The next Arleigh Burke destroyer is scheduled to be delivered in the second quarter of 2009.

In addition to the large, multi-ship programs, volume increased in the quarter on engineering and repair programs for the Navy. The group’s product carrier program generated the increase in commercial shipbuilding volume in the first quarter. The first ship under contract was delivered in January 2009, and construction is in process on the second through fourth ships. The second and third ships are scheduled to be delivered in the second half of 2009. The current construction plan includes deliveries through the fourth quarter of 2010.

The Marine Systems group continued to improve its performance in the first quarter of 2009, resulting in substantial operating earnings growth at each of our shipyards. As the group’s workload increases, we remain focused on achieving continued operational efficiencies across the shipyards. These efficiencies led to increased earnings rates on several key programs in the quarter, including the Virginia-class, DDG-51, DDG-1000 and commercial product carrier programs. As a result, the group’s operating margins improved by 90 basis points over the first quarter of 2008.

We expect 2009 revenue growth in Marine Systems of approximately 5 to 6 percent. However, the group’s substantial backlog offers an opportunity to outperform this expectation. We expect full-year operating margins in the group to improve slightly over the 9.4 percent margins achieved in 2008.

Information Systems and Technology

Three Months Ended	April 5 2009	March 30 2008	Variance
Revenues	$2,733	$2,351	$382	16.2%
Operating earnings	289	260	29	11.2%
Operating margin	10.6%	11.1%

The Information Systems and Technology group’s revenues increased significantly in the first quarter of 2009 compared with the same period in 2008, as each of the group’s markets produced double-digit growth. The group generated organic growth of 13.7 percent. The group’s 2009 top-line increase consisted of the following:

Tactical and strategic mission systems	$162
Information technology (IT) and mission services	163
Intelligence mission systems	57
Total increase in revenues	$382

Revenues in the tactical systems business were up primarily as a result of increased volume on several key U.S. military programs, including the Warfighter Information Network – Tactical (WIN-T) program, which provides warfighters fast, secure, mobile command-and-control capabilities, and the Common Hardware/Software III (CHS-3) program, which provides commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other U.S. federal agencies worldwide. In the group’s United Kingdom operations, volume on the BOWMAN communications program for the U.K. armed forces remained steady as the group continued with ongoing logistics support and sustainment activity. In IT services, revenues increased due to the addition of volume from recent acquisitions and higher activity on training and IT infrastructure programs. In the group’s intelligence systems business, volume increased most notably on several space systems programs, including ramp-up activity on a contract to build the spacecraft for NASA’s Landsat Data Continuity Mission.

Operating earnings in the Information Systems and Technology group increased significantly in the first quarter of 2009, although at a slightly lower rate than the revenue growth. A shift in the group’s contract mix resulted in a 50 basis-point decrease in operating margins in the quarter.

We expect full-year 2009 revenue growth in the Information Systems and Technology group of approximately 8 percent. Based on the scheduled program mix within the group for 2009, we expect full-year operating margins to decrease 30 to 40 basis points compared to the 10.7 percent margins achieved in 2008.

Corporate

Corporate results consist primarily of compensation expense for stock options and a portion of the results from our commercial pension plans. Corporate operating expenses totaled $26 in the first quarter of 2009 compared with $16 in the first quarter of 2008. The increase resulted primarily from higher stock option expense. We expect 2009 Corporate expense to be approximately $90 to $100.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the first quarter of 2009 and fourth quarter of 2008:

April 5, 2009	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$20,179	$590	$20,769	$2,071	$22,840
Combat Systems	11,746	2,724	14,470	2,112	16,582
Marine Systems	9,431	16,031	25,462	1,208	26,670
Information Systems and Technology	7,795	2,629	10,424	12,556	22,980
Total	$49,151	$21,974	$71,125	$17,947	$89,072

December 31, 2008
Aerospace	$21,861	$618	$22,479	$2,342	$24,821
Combat Systems	12,127	2,831	14,958	2,732	17,690
Marine Systems	10,482	15,963	26,445	1,510	27,955
Information Systems and Technology	7,242	3,003	10,245	10,263	20,508
Total	$51,712	$22,415	$74,127	$16,847	$90,974

Defense Businesses

The total backlog for our defense businesses represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog for the defense businesses represents firm orders that do not meet these criteria. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in the backlog only firm contracts we believe are likely to receive funding. Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contract awards or unexercised options. The estimated potential contract value represents management’s estimate of the potential value we will receive under these arrangements.

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

Contract options in our defense businesses represent agreements to perform additional work beyond the products and services associated with firm contracts, if the customer exercises the option. These options are negotiated in conjunction with a firm contract and provide the terms under which the customer may elect to procure additional units or services at a future date. We recognize unexercised options in backlog when the customer exercises the option and establishes a firm order.

Our defense businesses received over $5 billion of new awards during the first quarter of 2009. The orders in the first quarter included several notable contract awards.

Combat Systems awards included the following:

•	Approximately $220 from the U.S. Army to continue performing contractor logistics support for the Stryker program, bringing the total contract value to date to more than $1.2 billion.

•	Approximately $200 for the production of Stryker Reactive Armor Tile sets and Hull Protection kits.

•	Approximately $150 from the Army for the production of Hydra-70 rockets. This order brings the total contract value to date to more than $900.

•	Combined orders totaling approximately $80 for RG-31 vehicle-related spares under the MRAP vehicle program.

Information Systems and Technology awards included the following:

•

Approximately $250 under the Mobile User Objective System (MUOS) program for risk reduction and design development, bringing the total contract value to date to $1.2 billion. MUOS is designed to provide cell phone-like services to ground-based warfighters around the globe.

•	Approximately $70 from the Army to field the enhanced Prophet tactical signals intelligence (SIGINT) system. The contract has a potential value of more than $850 if all options are exercised.

•

An initial order worth approximately $40 for the Long Term Support Contract (LTSC) for the Canadian army’s Land Command Support System (LCSS). The contract has a potential value of approximately $680 if all options are exercised.

•

One of 59 General Services Administration (GSA) Alliant contracts to provide federal government agencies with integrated information technology solutions. Alliant is an IDIQ program with a $50 billion potential value among all awardees over a 10-year period.

•

One of 142 contracts under the second STRI Omnibus Contract (STOC II) to provide modeling, simulation and instrumentation solutions in support of Army training and testing requirements. STOC II is an IDIQ program with a potential value of $17.5 billion among all awardees over a 10-year period.

Following the end of the quarter, the Marine Systems group received an order from the Navy for the construction of its second littoral combat ship (LCS). The ship is scheduled for delivery in the second quarter of 2012. In addition, the group has reached an agreement in principle with the Navy regarding future destroyer construction. Under the planned arrangement, the group will construct two additional DDG-1000s and one additional DDG-51, subject to future contract negotiation and funding. We expect this agreement to provide stability to the group’s destroyer production for the foreseeable future.

Aerospace

The Aerospace funded backlog represents orders for which we have definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace estimated potential contract value represents options to purchase new aircraft, including long-term agreements with fleet customers.

The group’s backlog at the end of the first quarter of 2009 was $20.8 billion, a decrease of 8 percent since year-end. In the first quarter, the Aerospace group received over $800 in orders, resulting in a new-aircraft book-to-bill ratio (orders divided by revenues) of 0.6. The deterioration in global economic conditions, combined with political sensitivity regarding business jets in the United States, slowed aircraft order activity significantly and led some customers to default on their contracts for new aircraft in the quarter. Given these factors, the group reduced its 2009 planned aircraft production from 94 large and 30 mid-size aircraft to 73 and 24, respectively, to level-load deliveries in 2009 and 2010. While we believe the backlog has stabilized, risk remains and we will continue to work with customers to minimize the future impact to the group’s performance. We will also continue to assess aircraft production requirements and will modify the group’s production and delivery schedule as necessary based on the state of our backlog and market conditions.

Financial Condition, Liquidity and Capital Resources

Operating Activities

We generated cash from operating activities from continuing operations of $154 in the first quarter of 2009 compared with $431 in the same period in 2008. The primary driver of the decrease in cash flow in 2009 was a reduction in customer deposits in the Aerospace group due to reduced order activity. This was offset partially by a reduction in working capital growth in the first quarter of 2009 compared with the same period in 2008. We ended the first quarter of 2009 with a cash balance of $1.1 billion compared with $1.6 billion at the end of 2008.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at April 5, 2009. If this were the outcome, we would owe half of the total, or approximately $1.4 billion pretax. Our after-tax cash obligation would be approximately $700. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.

Investing Activities

Net cash used for investing activities was $285 for the three-month period ended April 5, 2009, compared with $124 in the same period in 2008. The primary uses of cash in investing activities were business acquisitions and capital expenditures. We completed one acquisition for approximately $170 in the first quarter of 2009 and one acquisition for $65 in the first quarter of 2008. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity. We expect full-year capital expenditures to be less than 2 percent of revenues.

Financing Activities

We used $358 for financing activities in the first three months of 2009 compared with $592 in the same period in 2008. Our typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

Net repayments of commercial paper in the first quarter of 2009 were $139, resulting in $765 of commercial paper outstanding at the end of the quarter. There were no significant debt repayments in the first three months of 2008, and we had no commercial paper outstanding at the end of the first quarter of 2008. We have approximately $2 billion in bank credit facilities that have not been drawn upon, including a $1 billion facility that expires in July 2009. We are in the process of replacing a portion of this facility. There are no material repayments of long-term debt scheduled until the third quarter of 2010.

On March 4, 2009, our board of directors declared an increased quarterly dividend of $0.38 per share – the 12th consecutive annual increase. The board had previously increased the quarterly dividend to $0.35 per share in March 2008.

In the first three months of 2009, we repurchased 2.1 million of our outstanding shares on the open market. In the first three months of 2008, we repurchased 6.3 million shares. As of April 5, 2009, approximately 2.7 million shares were authorized for repurchase by our board of directors.

Free Cash Flow

Our free cash flow from operations for the first three months of 2009 was $73 compared with $346 for the same period in 2008. We define free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the unaudited Consolidated Statement of Cash Flows:

Three Months Ended	April 5 2009	March 30 2008
Net cash provided by operating activities from continuing operations	$154	$431
Capital expenditures	(81)	(85)
Free cash flow from operations	$73	$346
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	26%	75%
Free cash flow from operations	12%	60%

We expect to continue to generate funds from operations in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

Additional Financial Information

Environmental Matters and Other Contingencies

For a discussion of environmental matters and other contingencies, see Note K to the unaudited Consolidated Financial Statements. We do not expect our aggregate liability with respect to these matters to have a material impact on our results of operations, financial condition or cash flows.

Application of Critical Accounting Policies

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to long-term contracts and programs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) on April 5, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 5, 2009, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 5, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note K to the unaudited Consolidated Financial Statements contained in Part I, Item 1 of this quarterly report on Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Pursuant to Share Buyback Program

1/1/09 - 2/1/09	500,000	$53.94	500,000	4,352,700
2/2/09 - 3/1/09	1,000,000	$50.75	1,000,000	3,352,700
3/2/09 - 4/5/09	605,000	$36.80	605,000	2,747,700

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (2)

1/1/09 - 2/1/09	181,038	$58.53

Total	2,286,038	$48.38

(1)	On August 6, 2008, our board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. On October 1, 2008, with 3.5 million shares remaining under the August authorization, the board of directors increased the number of authorized shares to 10 million. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

(2)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

We did not make any unregistered sales of equity securities in the first quarter.

ITEM 6. EXHIBITS

3.2	Amended and Restated Bylaws of General Dynamics Corporation (as amended effective February 4, 2009) incorporated herein by reference from Exhibit 3.2 to the company’s current report of Form 8-K, filed with the Commission on February 5, 2009

10.1	2009 Compensation Arrangements for Named Executive Officers*

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: May 5, 2009