Form 10-Q
period 2009-07-05
GENERAL DYNAMICS CORP
filed 2009-08-04
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2009

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

385,090,596 shares of the registrant’s common stock, $1 par value per share, were outstanding at July 5, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) July 5 2009	December 31 2008
ASSETS
Current assets:
Cash and equivalents	$1,614	$1,621
Accounts receivable	3,649	3,469
Contracts in process	4,408	4,341
Inventories	2,138	2,029
Other current assets	489	490
Total current assets	12,298	11,950
Noncurrent assets:
Property, plant and equipment, net	2,857	2,872
Intangible assets, net	1,566	1,617
Goodwill	11,739	11,413
Other assets	398	521
Total noncurrent assets	16,560	16,423
Total assets	$28,858	$28,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$55	$911
Accounts payable	2,427	2,443
Customer advances and deposits	3,862	4,154
Other current liabilities	2,916	2,852
Total current liabilities	9,260	10,360
Noncurrent liabilities:
Long-term debt	3,860	3,113
Other liabilities	4,737	4,847
Commitments and contingencies (See Note K)
Total noncurrent liabilities	8,597	7,960
Shareholders’ equity:
Common stock	482	482
Surplus	1,414	1,346
Retained earnings	14,201	13,287
Treasury stock	(3,437)	(3,349)
Accumulated other comprehensive loss	(1,659)	(1,713)
Total shareholders’ equity	11,001	10,053
Total liabilities and shareholders’ equity	$28,858	$28,373

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	July 5 2009	June 29 2008
Revenues:
Products	$5,593	$5,104
Services	2,507	2,199
	8,100	7,303
Operating costs and expenses:
Products	4,891	4,404
Services	2,264	1,978
	7,155	6,382
Operating earnings	945	921
Interest, net	(38)	(12)
Other, net	—	—
Earnings from continuing operations before income taxes	907	909

Provision for income taxes, net	286	268
Earnings from continuing operations	621	641

Discontinued operations, net of tax	(3)	—

Net earnings	$618	$641

Earnings per share
Basic:
Continuing operations	$1.61	$1.61
Discontinued operations	(0.01)	—
Net earnings	$1.60	$1.61
Diluted:
Continuing operations	$1.61	$1.60
Discontinued operations	(0.01)	—
Net earnings	$1.60	$1.60

Supplemental information:
General and administrative expenses included in operating costs and expenses	$509	$451
Dividends per share	$0.38	$0.35

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Six Months Ended
(Dollars in millions, except per share amounts)	July 5 2009	June 29 2008
Revenues:
Products	$11,337	$9,964
Services	5,027	4,344
	16,364	14,308
Operating costs and expenses:
Products	9,939	8,614
Services	4,575	3,912
	14,514	12,526
Operating earnings	1,850	1,782
Interest, net	(77)	(31)
Other, net	3	3
Earnings from continuing operations before income taxes	1,776	1,754

Provision for income taxes, net	562	540
Earnings from continuing operations	1,214	1,214

Discontinued operations, net of tax	(6)	(1)

Net earnings	$1,208	$1,213

Earnings per share
Basic:
Continuing operations	$3.15	$3.04
Discontinued operations	(0.02)	—
Net earnings	$3.13	$3.04
Diluted:
Continuing operations	$3.14	$3.01
Discontinued operations	(0.02)	—
Net earnings	$3.12	$3.01

Supplemental information:
General and administrative expenses included in operating costs and expenses	$1,019	$881
Dividends per share	$0.76	$0.70

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 5 2009	June 29 2008
Cash flows from operating activities:
Net earnings	$1,208	$1,213
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	171	146
Amortization of intangible assets	108	67
Stock-based compensation expense	58	50
Excess tax benefit from stock-based compensation	(1)	(24)
Deferred income tax provision	86	26
Discontinued operations, net of tax	6	1
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(149)	(83)
Contracts in process	(77)	(163)
Inventories	(115)	(73)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(18)	(207)
Customer advances and deposits	(430)	548
Other current liabilities	(163)	(27)
Other, net	79	(18)
Net cash provided by operating activities from continuing operations	763	1,456
Net cash used by discontinued operations – operating activities	(9)	(5)
Net cash provided by operating activities	754	1,451
Cash flows from investing activities:
Capital expenditures	(170)	(200)
Business acquisitions, net of cash acquired	(165)	(66)
Sales/maturities of available-for-sale securities	154	1,186
Purchases of available-for-sale securities	(107)	(1,247)
Other, net	1	31
Net cash used by investing activities	(287)	(296)
Cash flows from financing activities:
Repayment of commercial paper, net	(853)	—
Proceeds from fixed-rate notes, net	747	—
Dividends paid	(283)	(257)
Purchases of common stock	(109)	(660)
Proceeds from option exercises	30	89
Repayment of fixed-rate notes	—	(500)
Other, net	(6)	22
Net cash used by financing activities	(474)	(1,306)
Net decrease in cash and equivalents	(7)	(151)
Cash and equivalents at beginning of period	1,621	2,891
Cash and equivalents at end of period	$1,614	$2,740
Supplemental cash flow information:
Cash payments for:
Income taxes	$470	$516
Interest	$51	$66

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Operating results for the three- and six-month periods ended July 5, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results for the three- and six-month periods ended July 5, 2009, and June 29, 2008.

We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred through August 4, 2009, that require adjustment to or disclosure in this Form 10-Q.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

B.	Acquisitions, Intangible Assets and Goodwill

In 2009, we paid approximately $165 in cash to acquire one business in the Information Systems and Technology group that performs work for our classified customers.

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

We funded the above acquisitions using cash on hand and commercial paper borrowings. The operating results of these businesses have been included with our reported results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the Jet Aviation and AxleTech acquisitions were still preliminary at July 5, 2009. We are in the process of identifying and valuing intangible and other assets acquired. The completion of these analyses could result in an increase or decrease to the preliminary value assigned to these acquired assets, as well as to future periods’ amortization expense. We expect the analyses to be completed during 2009 without any material adjustments.

Intangible assets consisted of the following:

	July 5 2009			December 31 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,613	$(676)	$937	$1,580	$(613)	$967
Other intangible assets	915	(286)	629	892	(242)	650
Total intangible assets	$2,528	$(962)	$1,566	$2,472	$(855)	$1,617

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. We amortize these assets over seven to 40 years. The weighted-average amortization life of these assets on July 5, 2009, was 15 years. Other intangible assets consist primarily of aircraft product design and customer lists, amortized over nine and 21 years, respectively, and software and licenses, amortized over three to 24 years. We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternative method is more representative of the usage of the asset.

Amortization expense was $54 and $108 for the three- and six-month periods ended July 5, 2009, and $34 and $67 for the three- and six-month periods ended June 29, 2008. We expect to record annual amortization expense over the next five years as follows:

2010	$209
2011	$202
2012	$198
2013	$160
2014	$135

The changes in the carrying amount of goodwill by business group for the six months ended July 5, 2009, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2008	$2,316	$2,638	$192	$6,267	$11,413
Acquisitions (a)	141	13	1	135	290
Other (b)	(25)	45	—	16	36
July 5, 2009	$2,432	$2,696	$193	$6,418	$11,739

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.

(b)	Consists of adjustments for foreign currency translation.

C.	Earnings per Share and Comprehensive Income

Earnings per Share

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5 2009	June 29 2008	July 5 2009	June 29 2008
Basic weighted average shares outstanding	385,035	398,491	385,440	399,625
Dilutive effect of stock options and restricted stock	1,978	3,280	1,337	3,189
Diluted weighted average shares outstanding	387,013	401,771	386,777	402,814

On January 1, 2009, we adopted FASB Staff Position (FSP) EITF 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-06-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends are participating securities that require calculation of earnings per share under the “two-class” method as specified in Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The two-class method is an earnings allocation methodology that determines earnings per share separately for each class of stock and participating security. Participants in our equity compensation plans who are granted restricted stock are allowed to retain cash dividends paid on nonvested shares. Therefore, our nonvested restricted stock awards qualify as participating securities under FSP EITF 03-06-1, and we are required to calculate earnings per share using the two-class method. However, the application of the two-class method had no measurable impact on our earnings per share for the three- and six-month periods ended July 5, 2009, and June 29, 2008.

Comprehensive Income

Our comprehensive income was $844 and $1.3 billion for the three- and six month periods ended July 5, 2009, respectively, and $628 and $1.2 billion for the three- and six month periods ended June 29, 2008, respectively. The primary components of our comprehensive income are net earnings and foreign currency translation adjustments of $209 and $46 for the three- and six month periods ended July 5, 2009, respectively, and $3 and $52 for the three- and six month periods ended June 29, 2008, respectively.

D.	Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on July 5, 2009.

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following table presents the fair values of our other financial assets and liabilities on July 5, 2009, and December 31, 2008, and the basis for determining their fair values:

Financial assets (liabilities)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
July 5, 2009
Marketable securities*	$88	$88	$—
Other investments*	104	104	—
Derivatives*	(37)	—	(37)
Long-term debt	(4,033)	(4,033)	—
December 31, 2008
Marketable securities*	$143	$143	$—
Other investments*	98	98	—
Derivatives*	(77)	—	(77)
Long-term debt	(3,168)	(3,168)	—

*	Reported on the Consolidated Balance Sheet at fair value.

E. Contracts in Process

Contracts in process represents recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	July 5 2009	December 31 2008
Contract costs and estimated profits	$14,187	$12,904
Other contract costs	1,051	1,078
	15,238	13,982
Less advances and progress payments	10,830	9,641
Total contracts in process	$4,408	$4,341

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $30 on July 5, 2009, and approximately $40 on December 31, 2008. We record revenue associated with these matters only when recovery can be estimated reliably and realization is probable. Contract costs on December 31, 2008, included approximately $215 associated with our contract to provide Pandur II wheeled vehicles to the Czech Republic. In the first quarter of 2009, we signed a renegotiated contract with the Czech Republic for the purchase of 107 vehicles, including 17 previously completed vehicles. Under the terms of the revised contract, we billed and collected the majority of the December 31, 2008, contracts-in-process balance and expect to recover the remaining balance over the course of the revised contract.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. Some of these liabilities are discounted at contractual rates agreed to with our U.S. government customers. These costs will become allocable to contracts generally when they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our July 5, 2009, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

F.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	July 5 2009	December 31 2008
Raw materials	$1,138	$1,001
Work in process	831	876
Pre-owned aircraft	125	100
Other	44	52
Total inventories	$2,138	$2,029

G.	Debt

Debt consisted of the following:

	Interest Rate	July 5 2009	December 31 2008
Fixed-rate notes due:
August 2010	4.500%	$700	$700
July 2011	1.800%	747	—
May 2013	4.250%	999	999
February 2014	5.250%	996	995
August 2015	5.375%	400	400
Commercial paper, net of unamortized discount	0.270%	50	905
Other	Various	23	25
Total debt		3,915	4,024
Less current portion		55	911
Long-term debt		$3,860	$3,113

Fixed-rate Notes

On July 5, 2009, we had outstanding $3.8 billion aggregate principal amount of fixed-rate notes. This included $750 of two-year fixed-rate notes issued on June 24, 2009, and $1 billion of five-year fixed-rate notes issued on December 15, 2008, pursuant to a Form S-3 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933 on December 8, 2008. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note N for condensed consolidating financial statements.

Commercial Paper

On July 5, 2009, we had $50 of commercial paper outstanding at an average yield of approximately 0.27 percent with an average maturity of five days. We have approximately $1.8 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities consist of an $815 million 364-day facility expiring in July 2010 and a $975 multi-year facility expiring in December 2011. These facilities are required by rating agencies to support the A1/P1 rating of our commercial paper issuances. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. Additionally, a number of our international subsidiaries have available local bank credit facilities aggregating approximately $1.2 billion.

Other

On July 5, 2009, other debt consisted primarily of a capital lease arrangement and debt assumed in connection with our acquisitions of SNC TEC in January 2007 and AxleTech in December 2008.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on July 5, 2009.

H.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	July 5 2009	December 31 2008
Salaries and wages	$627	$613
Retirement benefits	594	566
Workers’ compensation	499	469
Other (a)	1,196	1,204
Total other current liabilities	$2,916	$2,852
Retirement benefits	$3,098	$3,063
Customer deposits on commercial contracts	1,036	1,174
Deferred income taxes	107	99
Other (b)	496	511
Total other liabilities	$4,737	$4,847

(a)	Consists primarily of income tax liabilities, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	Income Taxes

Our net deferred tax asset (liability) was included in the Consolidated Balance Sheet as follows:

	July 5 2009	December 31 2008
Current deferred tax asset	$56	$57
Current deferred tax liability	(48)	(62)
Noncurrent deferred tax asset	42	111
Noncurrent deferred tax liability	(107)	(99)
Net deferred tax (liability) asset	$(57)	$7

On November 27, 2001, we filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. We added the years 1994 to 1998 to the litigation on June 23, 2004. The suit sought recovery of refund claims that were disallowed by the Internal Revenue Service (IRS) at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the matters in the case. The court held that we could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note K for more information regarding the A-12 contract.) On the other issues in the case, we reached a settlement in 2008 with the U.S. Department of Justice acting on behalf of the United States. As a result of the settlement, we reduced our tax provision in the second quarter of 2008 by $35, or $0.09 per share. In the fourth quarter of 2008, we received a refund of $45, including taxable interest, and the court dismissed the case.

The IRS has examined all of our consolidated federal income tax returns through 2004. The IRS commenced its examination of our 2005 and 2006 income tax returns in October 2007, and we expect this examination to conclude in the third quarter of 2009. We have recorded liabilities for tax contingencies for all years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition or cash flows.

With respect to income tax uncertainties, based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on July 5, 2009, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on July 5, 2009, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Interest Rate Risk

Our financial instruments subject to interest rate risk include variable-rate commercial paper and short-term investments. However, the risk associated with these instruments is not material.

Commodity Price Risk

We are subject to risk of rising labor and commodity prices, primarily on long-term fixed-price contracts. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Some of the protective terms included in our contracts are considered derivatives but are not accounted for separately because they are clearly and closely related to the host contract. We have not entered into any material commodity hedging contracts but may do so as circumstances warrant. We do not believe that changes in labor or commodity prices will have a material impact on our results of operations or cash flows.

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of one year. We held $1.7 billion in cash and equivalents and marketable securities to be used for general corporate purposes on July 5, 2009. Our marketable securities have an average duration of one month and an average credit rating of AA. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

Hedging Activities

On July 5, 2009, and December 31, 2008, we had $2.1 billion and $2.4 billion, respectively, in notional forward foreign exchange contracts outstanding. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts recognized in the Consolidated Balance Sheet consisted of the following:

	July 5 2009	December 31 2008
Other current assets:
Designated as cash flow hedges under SFAS 133	$22	$40
Not designated as cash flow hedges under SFAS 133	4	11
Other current liabilities:
Designated as cash flow hedges under SFAS 133	(54)	(119)
Not designated as cash flow hedges under SFAS 133	(9)	(9)
Total	$(37)	$(77)

We had no material derivative financial instruments designated as fair value or net investment hedges on July 5, 2009, or December 31, 2008.

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

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material for the three- and six-month periods ended July 5, 2009, and June 29, 2008. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings during the next 12 months to be material.

Foreign Currency Financial Statement Translation

We translate foreign-currency balance sheets from our international business units’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 5, 2009, or June 29, 2008.

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

On May 3, 2007, the trial court issued a decision upholding the government’s default termination. We appealed the trial court’s decision. On June 2, 2009, a three-judge panel of the appeals court affirmed the trial court’s decision. We intend to petition the appeals court for a rehearing of its decision, either by the panel or by the full appeals court. We continue to believe that the law and facts support a determination that the government’s default termination was not justified.

If, contrary to our expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at July 5, 2009. This would result in a liability to us of half of the total, or approximately $1.4 billion pretax. Our after-tax charge would be approximately $790, or $2.04 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $705. We believe we have sufficient resources to satisfy our obligation if required.

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

As required, we provide financial assurance for certain sites undergoing or subject to investigation or remediation. Where applicable, we seek insurance recovery for costs related to environmental liabilities. We do not record insurance recoveries before collection is considered probable. Based on all known facts and analyses, as well as current U.S. government policies relating to allowable costs, we do not believe that our liability at any individual site, or in the aggregate, arising from such environmental conditions, will be material to our results of operations, financial condition or cash flows. We also do not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to our results of operations, financial condition or cash flows.

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.8 billion on July 5, 2009. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

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

Aircraft Trade-ins. In connection with orders for new aircraft in funded contract backlog, our Aerospace group has offered options to some customers to trade in aircraft as partial consideration in the new-aircraft transaction. These options were historically structured as predetermined minimum trade-in options with a fair value determined at contract signing. As the group’s contract backlog grew and the period from contract signing to scheduled entry into service extended, all new trade-in commitments were structured to establish the fair market value of the trade-in aircraft at a date generally 120 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction.

In the first six months of 2009, one fair market value trade-in option was exercised in connection with orders for new aircraft. Three aircraft scheduled for delivery in 2009 have fair market value trade-in options outstanding, none of which has been exercised by the customer. Beyond these commitments, additional fair market value trade-in options remain outstanding for aircraft scheduled to deliver from 2010 through 2013. Two options offered at a predetermined minimum trade-in price remained unexercised on July 5, 2009. These commitments, totaling $48, are associated with aircraft scheduled to deliver in 2010. The estimated decline in fair market value from the date of commitment through July 5, 2009, for these two aircraft is not material.

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

The changes in the carrying amount of warranty liabilities for the six-month periods ended July 5, 2009, and June 29, 2008, were as follows:

Six Months Ended	July 5 2009	June 29 2008
Beginning balance	$221	$237
Warranty expense	38	35
Payments	(29)	(22)
Adjustments (a)	(2)	(38)
Ending balance (b)	$228	$212

(a)	Includes warranty liabilities assumed in connection with acquisitions, foreign exchange translation adjustments and reclassifications.

(b)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

L.	Retirement Plans

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and six-month periods ended July 5, 2009, and June 29, 2008, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 5 2009	June 29 2008	July 5 2009	June 29 2008
Service cost	$52	$51	$2	$4
Interest cost	122	111	16	17
Expected return on plan assets	(143)	(149)	(8)	(7)
Recognized net actuarial loss (gain)	7	1	(2)	—
Amortization of prior service credit	(11)	(12)	—	—
Net periodic cost	$27	$2	$8	$14

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	July 5 2009	June 29 2008	July 5 2009	June 29 2008
Service cost	$104	$102	$4	$8
Interest cost	245	222	32	33
Expected return on plan assets	(287)	(298)	(16)	(14)
Recognized net actuarial loss (gain)	14	2	(4)	1
Amortization of prior service (credit) cost	(23)	(24)	—	1
Net periodic cost	$53	$4	$16	$29

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

Summary operating results for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	July 5 2009	June 29 2008	July 5 2009	June 29 2008
Aerospace	$1,415	$1,329	$215	$240
Combat Systems	2,405	2,015	300	282
Marine Systems	1,625	1,394	168	127
Information Systems and Technology	2,655	2,565	284	292
Corporate*	—	—	(22)	(20)
	$8,100	$7,303	$945	$921

	Revenues		Operating Earnings
Six Months Ended	July 5 2009	June 29 2008	July 5 2009	June 29 2008
Aerospace	$2,870	$2,608	$415	$476
Combat Systems	4,812	4,012	579	541
Marine Systems	3,294	2,772	331	249
Information Systems and Technology	5,388	4,916	573	552
Corporate*	—	—	(48)	(36)
	$16,364	$14,308	$1,850	$1,782

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans.

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

Condensed Consolidating Statement of Earnings

Three Months Ended July 5, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,563	$1,537	$—	$8,100
Cost of sales	1	5,364	1,281	—	6,646
General and administrative expenses	21	386	102	—	509
Operating earnings	(22)	813	154	—	945
Interest expense	(39)	—	(4)	—	(43)
Interest income	—	1	4	—	5
Other, net	—	(1)	1	—	—
Earnings from continuing operations before income taxes	(61)	813	155	—	907
Provision for income taxes	(28)	275	39	—	286
Discontinued operations, net of tax	—	—	(3)	—	(3)
Equity in net earnings of subsidiaries	651	—	—	(651)	—
Net earnings	$618	$538	$113	$(651)	$618

Three Months Ended June 29, 2008
Revenues	$—	$6,428	$875	$—	$7,303
Cost of sales	—	5,218	713	—	5,931
General and administrative expenses	20	373	58	—	451
Operating earnings	(20)	837	104	—	921
Interest expense	(28)	—	(5)	—	(33)
Interest income	11	1	9	—	21
Other, net	(1)	—	1	—	—
Earnings from continuing operations before income taxes	(38)	838	109	—	909
Provision for income taxes	(46)	289	25	—	268
Equity in net earnings of subsidiaries	633	—	—	(633)	—
Net earnings	$641	$549	$84	$(633)	$641

Condensed Consolidating Statement of Earnings

Six Months Ended July 5, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$13,226	$3,138	$—	$16,364
Cost of sales	8	10,851	2,636	—	13,495
General and administrative expenses	40	774	205	—	1,019
Operating earnings	(48)	1,601	297	—	1,850
Interest expense	(80)	—	(5)	—	(85)
Interest income	2	1	5	—	8
Other, net	—	2	1	—	3
Earnings from continuing operations before income taxes	(126)	1,604	298	—	1,776
Provision for income taxes	(70)	548	84	—	562
Discontinued operations, net of tax	—	—	(6)	—	(6)
Equity in net earnings of subsidiaries	1,264	—	—	(1,264)	—
Net earnings	$1,208	$1,056	$208	$(1,264)	$1,208

Six Months Ended June 29, 2008
Revenues	$—	$12,426	$1,882	$—	$14,308
Cost of sales	—	10,099	1,546	—	11,645
General and administrative expenses	36	721	124	—	881
Operating earnings	(36)	1,606	212	—	1,782
Interest expense	(61)	—	(10)	—	(71)
Interest income	23	2	15	—	40
Other, net	1	1	1	—	3
Earnings from continuing operations before income taxes	(73)	1,609	218	—	1,754
Provision for income taxes	(64)	552	52	—	540
Discontinued operations, net of tax	—	(1)	—	—	(1)
Equity in net earnings of subsidiaries	1,222	—	—	(1,222)	—
Net earnings	$1,213	$1,056	$166	$(1,222)	$1,213

Condensed Consolidating Balance Sheet

July 5, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$700	$—	$914	$—	$1,614
Accounts receivable	—	1,675	1,974	—	3,649
Contracts in process	368	3,104	936	—	4,408
Inventories
Raw materials	—	901	237	—	1,138
Work in process	—	719	112	—	831
Pre-owned aircraft	—	125	—	—	125
Other	—	21	23	—	44
Other current assets	119	137	233	—	489
Total current assets	1,187	6,682	4,429	—	12,298
Noncurrent assets:
Property, plant and equipment	137	4,299	1,049	—	5,485
Accumulated depreciation of PP&E	(33)	(2,176)	(419)	—	(2,628)
Intangible assets	—	1,465	1,063	—	2,528
Accumulated amortization of intangible assets	—	(746)	(216)	—	(962)
Goodwill	—	7,784	3,955	—	11,739
Other assets	240	151	7	—	398
Investment in subsidiaries	25,146	—	—	(25,146)	—
Total noncurrent assets	25,490	10,777	5,439	(25,146)	16,560
Total assets	$26,677	$17,459	$9,868	$(25,146)	$28,858
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$50	$1	$4	$—	$55
Customer advances and deposits	—	1,414	2,448	—	3,862
Other current liabilities	612	3,199	1,532	—	5,343
Total current liabilities	662	4,614	3,984	—	9,260
Noncurrent liabilities:
Long-term debt	3,841	10	9	—	3,860
Other liabilities	2,518	1,905	314	—	4,737
Total noncurrent liabilities	6,359	1,915	323	—	8,597
Intercompany	8,655	(9,045)	390	—	—
Shareholders’ equity:
Common stock, including surplus	1,896	6,132	3,602	(9,734)	1,896
Retained earnings	14,201	14,562	1,209	(15,771)	14,201
Other shareholders’ equity	(5,096)	(719)	360	359	(5,096)
Total shareholders’ equity	11,001	19,975	5,171	(25,146)	11,001
Total liabilities and shareholders’ equity	$26,677	$17,459	$9,868	$(25,146)	$28,858

Condensed Consolidating Balance Sheet

December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$746	$—	$875	$—	$1,621
Accounts receivable	—	1,532	1,937	—	3,469
Contracts in process	402	2,675	1,264	—	4,341
Inventories
Raw materials	—	907	94	—	1,001
Work in process	—	785	91	—	876
Pre-owned aircraft	—	100	—	—	100
Other	—	60	(8)	—	52
Other current assets	190	33	267	—	490
Total current assets	1,338	6,092	4,520	—	11,950
Noncurrent assets:
Property, plant and equipment	133	4,199	1,008	—	5,340
Accumulated depreciation of PP&E	(30)	(2,057)	(381)	—	(2,468)
Intangible assets	—	1,444	1,028	—	2,472
Accumulated amortization of intangible assets	—	(690)	(165)	—	(855)
Goodwill	—	7,646	3,767	—	11,413
Other assets	872	(448)	97	—	521
Investment in subsidiaries	23,355	—	—	(23,355)	—
Total noncurrent assets	24,330	10,094	5,354	(23,355)	16,423
Total assets	$25,668	$16,186	$9,874	$(23,355)	$28,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$905	$5	$1	$—	$911
Customer advances and deposits	—	1,771	2,383	—	4,154
Other current liabilities	542	3,090	1,663	—	5,295
Total current liabilities	1,447	4,866	4,047	—	10,360
Noncurrent liabilities:
Long-term debt	3,094	8	11	—	3,113
Other liabilities	2,513	1,991	343	—	4,847
Total noncurrent liabilities	5,607	1,999	354	—	7,960
Intercompany	8,561	(8,972)	195	216	—
Shareholders’ equity:
Common stock, including surplus	1,828	6,134	3,091	(9,225)	1,828
Retained earnings	13,287	12,612	1,951	(14,563)	13,287
Other shareholders’ equity	(5,062)	(453)	236	217	(5,062)
Total shareholders’ equity	10,053	18,293	5,278	(23,571)	10,053
Total liabilities and shareholders’ equity	$25,668	$16,186	$9,874	$(23,355)	$28,373

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 5, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(336)	$791	$299	$—	$754
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(165)	—	—	(165)
Other, net	52	(136)	(38)	—	(122)
Net cash used by investing activities	52	(301)	(38)	—	(287)
Cash flows from financing activities:
Repayment of commercial paper, net	(853)	—	—	—	(853)
Proceeds from fixed-rate notes	747	—	—	—	747
Dividends paid	(283)	—	—	—	(283)
Other, net	(82)	(2)	(1)	—	(85)
Net cash used by financing activities	(471)	(2)	(1)	—	(474)
Cash sweep/funding by parent	709	(488)	(221)	—	—
Net decrease in cash and equivalents	(46)	—	39	—	(7)
Cash and equivalents at beginning of period	746	—	875	—	1,621
Cash and equivalents at end of period	$700	$—	$914	$—	$1,614

Six Months Ended June 29, 2008
Net cash provided by operating activities	$(46)	$1,513	$(16)	$—	$1,451
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,187)	(27)	(33)	—	(1,247)
Sales/maturities of available-for-sale securities	1,163	23	—	—	1,186
Other, net	(1)	(207)	(27)	—	(235)
Net cash used by investing activities	(25)	(211)	(60)	—	(296)
Cash flows from financing activities:
Purchases of common stock	(660)	—	—	—	(660)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(257)	—	—	—	(257)
Other, net	113	(1)	(1)	—	111
Net cash used by financing activities	(1,304)	(1)	(1)	—	(1,306)
Cash sweep/funding by parent	1,398	(1,301)	(97)	—	—
Net decrease in cash and equivalents	23	—	(174)	—	(151)
Cash and equivalents at beginning of period	1,875	—	1,016	—	2,891
Cash and equivalents at end of period	$1,898	$—	$842	$—	$2,740

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

Business Overview

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design and construction; and information systems, technologies and services. We operate through four business groups – Aerospace, Combat Systems, Marine Systems, and Information Systems and Technology. Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate, government and individual owners of business aircraft. We operate in two primary markets: defense and business aviation. The majority of our revenues derive from contracts with the U.S. military. The following discussion should be read in conjunction with our 2008 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

Results of Operations

Consolidated Overview

Three Months Ended	July 5 2009	June 29 2008	Variance
Revenues	$8,100	$7,303	$797	10.9%
Operating earnings	945	921	24	2.6%
Operating margin	11.7%	12.6%

Six Months Ended	July 5 2009	June 29 2008	Variance
Revenues	$16,364	$14,308	$2,056	14.4%
Operating earnings	1,850	1,782	68	3.8%
Operating margin	11.3%	12.5%

General Dynamics’ revenues increased in the second quarter and first half of 2009 compared to the same periods in 2008, with contributions from each of our business groups. The Combat Systems group contributed the most substantial revenue growth on higher volume in its military vehicle programs and an acquisition in the group’s weapons systems business. Revenues increased significantly in Marine Systems as a result of higher activity at all of the group’s shipyards. In Information Systems and Technology, revenues were up in both the three- and six-month periods in all three of the group’s U.S. operations. The acquisition of Jet Aviation generated the revenue growth in the Aerospace group.

In the second quarter of 2009, we generated the highest quarterly operating earnings in General Dynamics’ history. Operating earnings increased in both the second quarter and first six months of 2009 over the same periods in 2008, although at a lower rate than the revenue growth. As a result, overall operating margins decreased by 90 basis points in the second quarter and 120 basis points in the first six months of 2009. In the Marine Systems group, operating margins increased significantly in the second quarter and first half of 2009 because of improved operating performance at each of the group’s shipyards. Margins were lower compared to 2008 in the remainder of our business groups. Margins in the Combat Systems and Information Systems and Technology groups were impacted by an unfavorable shift in program mix. In the Aerospace group, margins were down primarily due to the addition of the lower-margin volume from the acquisition of Jet Aviation. The Aerospace group’s margins in the first six months of 2009 were also impacted by write-downs of pre-owned aircraft inventories. Company-wide operating margins improved 70 basis points from the first quarter of 2009 to the second quarter on improved performance in each of our business units.

General and administrative (G&A) expenses as a percentage of sales for the first six months of 2009 and 2008 were 6.2 percent. We expect G&A expenses as a percentage of sales for the full-year 2009 to be approximately 6 percent.

Net cash provided by operating activities from continuing operations was $763 in the first half of 2009, compared with $1.5 billion in the same period in 2008. We used our cash to fund acquisitions and capital expenditures, repurchase our common stock, pay dividends and repay maturing debt. Our net debt – debt less cash and equivalents and marketable securities – was $2.2 billion at the end of the second quarter of 2009 compared with $2.3 billion at the end of 2008. Net debt decreased after giving effect to $283 of dividends paid, $257 of company-sponsored research and development, $170 of capital expenditures, $165 spent on acquisitions and $109 of share repurchases during the first six months of the year.

Net interest expense in the first six months of 2009 increased by $46 over the same period in 2008 to $77 due to the issuance of additional debt in 2008 and 2009 and lower interest income on a reduced invested cash balance. We expect full-year net interest expense of approximately $150.

Our effective tax rate for the six-month period ended July 5, 2009, was 31.6 percent compared with 30.8 percent in the same period in 2008. In the second quarter of 2008, the Joint Committee on Taxation of the Congress approved a proposed settlement between General Dynamics and the U.S. Department of Justice related to a tax refund suit. This resulted in a $35 – or approximately $0.09 per-share – benefit in the second quarter of 2008, which reduced the tax rate for the first half of 2008 by 200 basis points. We anticipate an effective tax rate of approximately 31.5 percent for the full-year 2009, compared with 31.2 percent in 2008. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

Our total backlog as of July 5, 2009, was $67.6 billion, down 5 percent from $71.1 billion at the end of the first quarter. Funded backlog was $47.7 billion at the end of the second quarter compared to $49.2 billion at the end of the first quarter. The backlog at the end of the second quarter remained up more than 20 percent compared with the year-ago second quarter. Our total backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft, which we refer to collectively as estimated potential contract value. As of July 5, 2009, management’s estimate of this potential contract value, which we expect to realize over the next 10 to 15 years, was approximately $17.7 billion, down slightly from $17.9 billion at the end of the first quarter.

Aerospace

Three Months Ended	July 5 2009	June 29 2008	Variance
Revenues	$1,415	$1,329	$86	6.5%
Operating earnings	215	240	(25)	(10.4)%
Operating margin	15.2%	18.1%
Aircraft deliveries (in units):
Green	26	39	(13)	(33.3)%
Completion	31	40	(9)	(22.5)%

Six Months Ended	July 5 2009	June 29 2008	Variance
Revenues	$2,870	$2,608	$262	10.0%
Operating earnings	415	476	(61)	(12.8)%
Operating margin	14.5%	18.3%
Aircraft deliveries (in units):
Green	57	76	(19)	(25.0)%
Completion	65	76	(11)	(14.5)%

The Aerospace group’s revenues increased in the second quarter and first half of 2009 over 2008 as a result of the addition of Jet Aviation, which was acquired in the fourth quarter of 2008. The global economic crisis has impacted Gulfstream in 2009. Revenues decreased 16 percent in the second quarter and 12 percent in the first half of 2009 compared to the same periods in 2008. Since late 2008, the business-jet market has experienced customer defaults on aircraft contracts, a decline in aircraft order activity and a glut of pre-owned aircraft inventory.

As a result of these conditions, the Aerospace group has produced and delivered fewer aircraft in 2009 than in 2008. In line with the revised production plan, new-aircraft revenues were down 20 percent in the second quarter and 14 percent in the first half of 2009 compared with the prior year. In addition, aircraft services revenues were down 21 percent organically in the quarter and 15 percent year-to-date in 2009, as customer deferrals of optional aircraft maintenance activities and intensified price competition have reduced the group’s services volume in 2009. Pre-owned aircraft revenues increased in 2009 as the group sold two pre-owned aircraft for $57 in the first half of 2009 compared with two sales for $17 in the first half of 2008.

Market conditions also led to a decline in the group’s operating earnings for the second quarter and first six months of 2009 compared to the prior-year periods. The net reduction in earnings consisted of the following factors:

	Second Quarter	Six Months
Aircraft manufacturing and completions	$—	$18
Pre-owned aircraft	(3)	(25)
Aircraft services	(4)	1
Other	(18)	(55)
Total decrease in operating earnings	$(25)	$(61)

Despite the decline in new aircraft deliveries in 2009, aircraft manufacturing and completion earnings were steady in the second quarter and increased in the first half of 2009 as a result of the addition of Jet Aviation’s completions business, a favorable mix of aircraft deliveries, liquidated damages received on defaulted aircraft contracts, and cost-reduction efforts at Gulfstream that resulted in improved manufacturing margins. The group continues to reduce costs through production improvements and operational efficiencies to maintain operating margins in the aircraft manufacturing process, including almost $45 of indirect cost savings in the first half of 2009. As a result, second quarter 2009 manufacturing margins at Gulfstream improved 360 basis points over the second quarter of 2008 and 150 basis points over the first quarter of 2009.

Given the state of the pre-owned market, the group wrote down the carrying value of its pre-owned aircraft inventory in the first quarter of 2009. The group has worked to minimize its exposure to pre-owned aircraft inventory in 2009 and as a result, limited its loss on the sale of pre-owned aircraft to $2 and had no additional inventory write-downs in the second quarter. The group had six pre-owned aircraft in inventory at the end of the second quarter, one of which is under contract for delivery in the third quarter.

Aircraft services earnings, which include Jet Aviation’s maintenance and repair activities, fixed-base operations and aircraft management services, were down slightly in the second quarter but remained steady in the first six months of 2009 compared with 2008. The group is experiencing competitive pressure on its aircraft services margins due to the market-wide reduction in maintenance and repair volume.

The group’s operating earnings in 2009 were also impacted by severance costs associated with workforce reduction activities and intangible asset amortization related to the Jet Aviation acquisition. As a result, the group’s overall operating margins were down 290 basis points in the quarter and 380 basis points in the first six months of 2009 compared to the same periods in 2008, with the first quarter of 2009 accounting for the majority of the first-half decline. Second-quarter 2009 operating margins were 150 basis points higher than the first quarter 2009.

We expect revenues in the Aerospace group for the full-year 2009 to be down approximately 5 percent compared with 2008 despite a full year of Jet Aviation results because of the impact of the reduced aircraft-production schedule. The group’s quarterly revenues and operating margins are likely to decline in the second half of the year, particularly in the third quarter as a result of a planned workforce furlough. We expect the group’s full-year operating margins to be down from 2008 to a range between 13.3 and 13.5 percent due to the addition of Jet Aviation, losses incurred to date in the pre-owned market and pressures on pricing in the group’s services business.

Combat Systems

Three Months Ended	July 5 2009	June 29 2008	Variance
Revenues	$2,405	$2,015	$390	19.4%
Operating earnings	300	282	18	6.4%
Operating margin	12.5%	14.0%

Six Months Ended	July 5 2009	June 29 2008	Variance
Revenues	$4,812	$4,012	$800	19.9%
Operating earnings	579	541	38	7.0%
Operating margin	12.0%	13.5%

The Combat Systems group was our revenue growth leader in the second quarter and first half of 2009 compared to the same prior-year periods. Strong volume in the group’s U.S. military vehicle business and the acquisition of AxleTech International (AxleTech) resulted in nearly 20 percent growth in the three- and six-month periods ended July 5, 2009. The group’s organic growth was 14 percent for both periods. The increase in the group’s revenues consisted of the following:

	Second Quarter	Six Months
U.S. military vehicles	$272	$529
Weapons systems	121	210
Munitions	11	57
European military vehicles	(14)	4
Total increase in revenues	$390	$800

The increase in U.S. military vehicle revenues was driven primarily by higher activity on the Stryker wheeled combat vehicle program, as well as several contracts in support of the Abrams main battle tank, including the System Enhancement Package (SEP) upgrade and M1A1 Abrams tank kits for Egypt. Revenues also increased because of the acquisition of AxleTech in the fourth quarter of 2008. In the group’s munitions business, revenues were up in the second quarter and first half of 2009 from higher activity on munitions supply contracts for the United States and Canada. Revenues decreased slightly in the European military vehicle business compared to the second quarter of 2008 because of fewer deliveries on several vehicle production programs, including the Pandur wheeled armored vehicle contract for Portugal and the Piranha wheeled armored vehicle contracts for Belgium and Romania. In the first six months of 2009, revenues were steady in Europe as lower activity on vehicle production programs was offset by increased volume on arms and munitions and mobile bridge programs.

The Combat Systems group’s operating earnings increased in the second quarter and first six months of 2009, though operating margins decreased 150 basis points in both periods. The group’s margins in 2008 were unusually high because of a favorable program mix, most notably within the mine-resistant, ambush-protected (MRAP) vehicle program. Operating margins for the second quarter 2009 showed a 90 basis-point improvement over first quarter 2009, driven by productivity improvements across all of the North American operations.

We expect 2009 full-year revenue growth in Combat Systems of about 22 percent over 2008 with margins in the mid-12 percent range.

Marine Systems

Three Months Ended	July 5 2009	June 29 2008	Variance
Revenues	$1,625	$1,394	$231	16.6%
Operating earnings	168	127	41	32.3%
Operating margin	10.3%	9.1%

Six Months Ended	July 5 2009	June 29 2008	Variance
Revenues	$3,294	$2,772	$522	18.8%
Operating earnings	331	249	82	32.9%
Operating margin	10.0%	9.0%

The Marine Systems group generated significant increases in revenues and operating earnings in the second quarter and first six months of 2009 over the same prior-year periods. Each of the group’s shipyards contributed to this revenue growth:

	Second Quarter	Six Months
Multi-year Navy ship construction	$128	$366
Other Navy ship design and construction, engineering and repair	81	110
Commercial ship construction	22	46
Total increase in revenues	$231	$522

The group’s multi-year ship-construction programs for the U.S. Navy include submarines (Virginia Class), combat-logistics ships (T-AKE) and destroyers (DDG-51 and DDG-1000). Increased activity on the Virginia-class program was the principal driver of the group’s revenue growth in 2009. The group continued building the remaining five submarines under the Block II contract and ramp-up activities on the eight-ship Block III contract, which was awarded in the fourth quarter of 2008. The second Block II ship is scheduled for delivery in the third quarter of 2009, and deliveries on the Block II and III contracts are scheduled through 2019.

Activity on the group’s 14-ship T-AKE program was down slightly in the second quarter but up year-to-date in 2009 as construction continued on the eighth through 11th ships. The group delivered the seventh T-AKE in the first quarter of 2009, the eighth ship is scheduled for delivery in the third quarter of 2009 and deliveries of the remaining ships are scheduled through 2012.

Destroyer construction revenues were up as activity increased on the group’s design and production contracts for the DDG-1000 next-generation destroyer, while the workload on the DDG-51 Arleigh Burke program decreased slightly, in line with our expectations. The group began construction of the first DDG-1000 in 2009 and continued work on the remaining four DDG-51s under contract, one of which delivered shortly after the end of the quarter. DDG-51 deliveries are scheduled through 2011.

In addition to the large, multi-ship programs, volume increased significantly in the second quarter and first half of 2009 on engineering and repair programs for the Navy. In commercial shipbuilding, volume was up on the group’s five-ship product carrier program in the first half of the year. The first two ships under contract were delivered in the first half of 2009, and construction is in process on the remaining three ships. The third ship is scheduled to be delivered in the fourth quarter of 2009. The current construction plan includes deliveries through the fourth quarter of 2010.

Improved performance at each of the Marine Systems group’s shipyards resulted in substantial operating earnings growth in 2009. Given the efficiencies achieved at all of the shipyards, the group increased earnings rates on several key programs in 2009, including the Virginia-class, DDG-51, DDG-1000 and commercial product carrier programs. As a result, the group’s operating margins increased 120 basis points in the second quarter and 100 basis points in the first half of 2009 compared with 2008. This performance is particularly notable following 24 percent earnings growth and 100 basis points of margin improvement in the full-year 2008 over 2007. As the group’s workload increases, we remain focused on achieving continued operational efficiencies across the shipyards.

We expect full-year 2009 revenue growth in the Marine Systems group of approximately 16 percent based on the group’s significant increase in volume thus far in 2009. We expect full-year operating margins in the group to increase approximately 40 to 50 basis points compared to the 9.4 percent margins achieved in the full-year 2008.

Information Systems and Technology

Three Months Ended	July 5 2009	June 29 2008	Variance
Revenues	$2,655	$2,565	$90	3.5%
Operating earnings	284	292	(8)	(2.7)%
Operating margin	10.7%	11.4%

Six Months Ended	July 5 2009	June 29 2008	Variance
Revenues	$5,388	$4,916	$472	9.6%
Operating earnings	573	552	21	3.8%
Operating margin	10.6%	11.2%

The Information Systems and Technology group’s revenues increased in the second quarter and first six months of 2009 compared with the same periods in 2008. This included organic growth of 1 percent in the second quarter and 7 percent in the first half of 2009. Acquisitions in the group’s IT services business provided the balance of the growth. The increase in the group’s revenues derived from each of the group’s market segments and consisted of the following:

	Second Quarter	Six Months
Information technology (IT) and mission services	$38	$200
Tactical and strategic mission systems	24	187
Intelligence mission systems	28	85
Total increase in revenues	$90	$472

Revenues in the group’s IT services business increased in both periods driven principally by additional volume from recent acquisitions. In the second quarter of 2009, organic revenues in the IT services business were down because of lower commercial wireless activity and decreased volume on the group’s Network-Centric Solutions (NETCENTS) contract compared to the second quarter of 2008. Organic IT services revenues were up in the first six months of 2009 from increased volume on the group’s IT infrastructure programs, including its New Campus East (NCE) contract for the National Geospatial Intelligence Agency and the Technology Operations and Maintenance Infrastructure Support (TOMIS) contract for the U.S. Bureau of Citizenship and Immigration.

Revenues in the tactical systems business in the second quarter were up primarily as a result of increased activity on several of the group’s battle management systems programs. In the first half of 2009, tactical systems revenues increased from higher activity on several key U.S. military programs, including the Warfighter Information Network – Tactical (WIN-T) program and the Common Hardware/Software III (CHS-3) program.

In the group’s intelligence systems business, volume has increased in 2009 on several integrated combat systems contracts, cyber forensics programs and a contract to build the spacecraft for NASA’s Landsat Data Continuity Mission.

Operating earnings in the Information Systems and Technology group were down slightly in the second quarter of 2009, but increased over the first half of 2008. The group’s contract mix in 2009 includes a higher percentage of lower-margin services contracts. This shift resulted in a 70-basis-point decrease in the group’s operating margins in the quarter and a 60-basis-point decrease year-to-date compared to 2008. The group’s operating margins remained steady from the first quarter to the second quarter of 2009.

We expect Information Systems and Technology to generate revenue growth of approximately 8 percent for the full year 2009. Based on the group’s scheduled program mix for 2009, we expect full-year operating margins to decline approximately 30 to 40 basis points compared to the 10.7 percent margins achieved in 2008.

Corporate

Corporate results consist primarily of compensation expense for stock options and a portion of the results from our commercial pension plans. Corporate operating expenses totaled $22 in the second quarter of 2009 compared with $20 in the second quarter of 2008. Year-to-date Corporate operating expenses were $48 in the first six months of 2009 compared with $36 in the same period in 2008. The increase in both periods resulted primarily from higher stock option expense. We expect 2009 Corporate expense to be approximately $90 to $100.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the second and first quarters of 2009:

July 5, 2009	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$19,306	$570	$19,876	$1,633	$21,509
Combat Systems	11,494	1,364	12,858	2,451	15,309
Marine Systems	8,645	15,724	24,369	1,241	25,610
Information Systems and Technology	8,208	2,297	10,505	12,372	22,877
Total	$47,653	$19,955	$67,608	$17,697	$85,305

April 5, 2009
Aerospace	$20,179	$590	$20,769	$2,071	$22,840
Combat Systems	11,746	2,724	14,470	2,112	16,582
Marine Systems	9,431	16,031	25,462	1,208	26,670
Information Systems and Technology	7,795	2,629	10,424	12,556	22,980
Total	$49,151	$21,974	$71,125	$17,947	$89,072

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

Our defense businesses received $4.7 billion of new awards during the second quarter of 2009. The Information Systems and Technology group continued to generate particularly strong order activity in the quarter, achieving a book-to-bill ratio of 1.0 or higher for the seventh time in the past eight quarters. The quarter-end backlog reflects a reduction of approximately $930 for the U.S. Army’s termination of the manned ground vehicle portion of the Future Combat Systems (FCS) program. The Army is currently considering its alternatives for combat vehicle modernization requirements, which we expect to provide additional opportunities for Combat Systems. The orders in the second quarter included several notable contract awards.

Combat Systems awards included the following:

•

Approximately $770 of orders for wheeled combat vehicles, including a $450 international order and a $320 order from the U.S. Army for the production of Stryker wheeled armored vehicles and related support.

•	Approximately $75 from the Army for the production of M2HB machine guns. This contract has a potential value of approximately $400.

Marine Systems awards included the following:

•	Approximately $410 from the U.S. Navy for our second Littoral Combat Ship (LCS).

Information Systems and Technology awards included the following:

•

Approximately $180 in orders under the CHS-3 program, bringing the total contract value to $1.9 billion. CHS-3 provides commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other U.S. federal agencies worldwide.

•

Approximately $12 to develop the antenna feed for the next-generation military satellite communications terminals under the Army’s Modernization of Enterprise Terminals (MET) program. This contract has a potential value of $200.

•

Combined orders totaling approximately $375 under the BOWMAN communications program for the United Kingdom to upgrade the system’s capabilities and provide long-term technical support, including repair, field services and spares.

Following the end of the quarter, the Information Systems and Technology group was selected as one of several awardees under two IDIQ programs. The group is one of three awardees under the Advanced Technical Exploitation Program (ATEP), which has a potential value of $600 among all awardees, to provide intelligence analysis, software systems development and support, and sensor exploitation research and development of space-based and airborne sensor data. The group was also one of four awardees to receive a contract under the U.S. Department of Homeland Security National Communications System’s (NCS) National Security and Emergency Preparedness Scientific, Engineering and Technical Assistance program to provide support to NCS national security/emergency preparedness (NS/EP) programs, including networking, emergency communications, national policy, operations, restoration protocols, industry and government guidelines, and pursuing new technical initiatives. The program has a potential value of $390 among all awardees.

In addition, in July 2009, the Combat Systems group was chosen as the prime contractor and systems integrator for the Canadian government’s LAV III upgrade program. While the Canadian government is in the process of defining the scope of the vehicle upgrades, the program has a potential value of more than $850. The U.S. Army also awarded the Combat Systems group orders totaling approximately $100 for Stryker and Abrams programs after the end of the quarter.

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

The pace of new-aircraft order activity increased substantially in the second quarter of 2009. The group achieved a new-aircraft book-to-bill ratio (orders divided by revenues) of 1.0 and, excluding the launch of the G650 in 2008, generated the highest quarterly order total since the second quarter of 2008. In particular, large-cabin orders have picked up considerably in recent months. This renewed order activity has helped to solidify the large-cabin backlog and, in turn, our production planning. Conversely, orders for mid-size aircraft have remained slow. The mid-size market has been influenced by large inventories of pre-owned aircraft and unsold newly built aircraft, resulting in considerable pricing pressure. We have managed mid-size production to prevent a build-up of unsold inventory and do not expect the pressures on the mid-size segment to have a material impact on the Aerospace group’s 2009 results. We will continue to monitor this segment of the market as we develop our 2010 delivery plan.

The group also experienced a significant reduction in customer defaults in the second quarter of 2009. While new-aircraft orders outpaced defaults in the quarter, the defaults and deliveries led to a decline in the group’s backlog to $19.9 billion from $20.8 billion in the first quarter. While risk remains in the group’s backlog, particularly in the event of additional economic shocks, we will continue to work to mitigate any further backlog deterioration. We will also continue to assess aircraft production requirements and will modify the group’s production and delivery schedule as necessary based on the state of the backlog and the business-jet market.

Financial Condition, Liquidity and Capital Resources

We ended the second quarter of 2009 with a cash balance of $1.6 billion, the same balance that we had at the end of 2008. Our net debt was $2.2 billion, down slightly from $2.3 billion at the end of the year. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first half of 2009 and 2008.

Operating Activities

We generated cash from operating activities from continuing operations of $763 in the first half of 2009 compared with $1.5 billion in the same period in 2008. Operating cash flow in the first half of 2009 can be attributed primarily to net earnings, offset by the draw-down of customer deposits in the Aerospace group. In the first half of 2008, net earnings and a build-up of customer deposits associated with aircraft orders, including the introduction of the G650, were the major components of operating cash flow. Customer deposits are down in 2009 compared with 2008 due to the deterioration of global economic conditions and the resulting reduction in aircraft order activity.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.4 billion at July 5, 2009. If this were the outcome, we would owe half of the total, or approximately $1.4 billion pretax. Our after-tax cash obligation would be approximately $705. We believe we have sufficient resources to pay such an obligation, if required.

Investing Activities

Net cash used for investing activities was $287 for the first six months of 2009, compared with $296 in the same period in 2008. The primary uses of cash in investing activities were business acquisitions and capital expenditures. We completed one acquisition for approximately $165 in the first half of 2009 and one acquisition for approximately $65 in the first half of 2008. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity. We expect full-year capital expenditures to be less than 2 percent of revenues.

In the second quarter of 2009, we signed an agreement to acquire Axsys Technologies, Inc. (Axsys), of Rocky Hill, Connecticut, for $643. Axsys designs and manufactures high-performance electro-optical and infrared (EO/IR) sensors and systems and multi-axis stabilized cameras for customers including the U.S. military and homeland security agencies. We are awaiting regulatory and Axsys shareholder approval for the transaction and expect to close the acquisition in the third quarter of 2009. We plan to finance the acquisition using cash on hand.

Financing Activities

We used $474 for financing activities in the six-month period ended July 5, 2009, compared with $1.3 billion in the same period in 2008. Our typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

On June 24, 2009, we issued $750 of two-year fixed-rate debt pursuant to a Form S-3 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933 on December 8, 2008. We used the proceeds to repay borrowings under our commercial paper program and for other general corporate purposes.

Net repayments of commercial paper in the first six months of 2009 were $853, resulting in $50 of commercial paper outstanding at the end of the second quarter. We had no commercial paper outstanding at the end of the second quarter of 2008. In the first half of 2008, we repaid $500 of fixed-rate debt on the scheduled maturity date. We have approximately $1.8 billion in bank credit facilities that have not been drawn upon, but which back up our commercial paper program. There are no material repayments of long-term debt scheduled until the third quarter of 2010.

On March 4, 2009, our board of directors declared an increased quarterly dividend of $0.38 per share – the 12th consecutive annual increase. The board had previously increased the quarterly dividend to $0.35 per share in March 2008.

In the first six months of 2009, we repurchased 2.1 million of our outstanding shares on the open market. In the first six months of 2008, we repurchased 8.3 million shares. As of July 5, 2009, approximately 2.7 million shares remained authorized for repurchase by our board of directors.

Free Cash Flow

Our free cash flow from operations for the first six months of 2009 was $593 compared with $1.3 billion for the same period in 2008. We define free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the unaudited Consolidated Statement of Cash Flows:

Six Months Ended	July 5 2009	June 29 2008
Net cash provided by operating activities from continuing operations	$763	$1,456
Capital expenditures	(170)	(200)
Free cash flow from operations	$593	$1,256
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	63%	120%
Free cash flow from operations	49%	103%

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

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards (SFAS) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. GAAP. SFAS 168 and the Codification are effective in the third quarter of 2009. SFAS 168 does not otherwise modify existing GAAP.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 changes the determination of whether a variable interest entity that is insufficiently capitalized or is not controlled through voting rights should be consolidated, and requires new disclosures regarding variable interest entities. SFAS 167 is effective in the first quarter of 2010. We do not expect the adoption of SFAS 167 to have a material effect on our results of operations, financial condition or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) on July 5, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 5, 2009, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 5, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, understandings, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, segment performance, cash flows, contingent liabilities, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation:

•	general U.S. and international political and economic conditions, including the current U.S. recession and global economic downturn;

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Annual Meeting of Shareholders of the company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on May 6, 2009.

(b)	In an uncontested election, each of the following nominees was elected to the Board of Directors according to the following votes:

	For	Against	Abstain
Election of Directors:
N.D. Chabraja	334,975,931	12,245,517	1,196,610
J.S. Crown	325,022,382	22,177,489	1,218,187
W.P. Fricks	334,119,867	13,087,050	1,211,141
J.L. Johnson	336,129,602	11,083,782	1,204,674
G.A. Joulwan	333,705,379	13,435,891	1,276,788
P.G. Kaminski	336,782,898	10,353,376	1,281,784
J.M. Keane	338,843,392	8,318,673	1,255,993
D.J. Lucas	339,023,885	8,138,122	1,256,051
L.L. Lyles	336,639,407	10,506,489	1,272,162
J.C. Reyes	338,655,134	8,481,440	1,281,484
R. Walmsley	329,330,063	17,795,739	1,292,256

(c)	The results of voting on Proposals 2 through 6 (as numbered in the company’s 2009 Proxy Statement) were as follows:

Proposal 2. Shareholders approved the General Dynamics 2009 Equity Compensation Plan.

	For	Against	Abstain	Broker Non-votes
Approval of General Dynamics 2009 Equity Compensation Plan	262,401,911	55,510,423	1,293,665	29,209,755

Proposal 3. Shareholders approved the 2009 General Dynamics United Kingdom Share Save Plan.

	For	Against	Abstain	Broker Non-votes
Approval of 2009 General Dynamics United Kingdom Share Save Plan	300,606,348	16,729,527	1,870,124	29,209,755

Proposal 4. Shareholders approved the selection of KPMG LLP as the company’s independent auditors for 2009.

	For	Against	Abstain	Broker Non-votes
Approval of KPMG as Independent Auditors	346,704,241	774,400	937,113	—

Proposal 5. Shareholders rejected a shareholder proposal requesting that the Board of Directors provide a comprehensive report on General Dynamics’ involvement in the space-based weapons program within six months of the annual meeting.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Weapons in Space	9,052,553	277,292,488	32,863,262	29,209,755

Proposal 6. Shareholders rejected a shareholder proposal requesting that the Board of Directors’ Compensation Committee adopt a policy against executive death benefit payments.

	For	Against	Abstain	Broker Non-votes
Shareholder Proposal with regard to Executive Death Benefit Payments	102,496,021	211,809,052	4,903,230	29,209,755

ITEM 6. EXHIBITS

4.1	Fifth Supplemental Indenture dated as of June 24, 2009, among the Company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission June 24, 2009)

10.1*	General Dynamics 2009 Equity Compensation Plan, as amended (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159038) filed with the Commission May 7, 2009)

10.2*	Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan**

10.3*	Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan**

10.4*	Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan**

10.5*	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan**

10.6*	General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159045) filed with the Commission May 7, 2009)

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data File**

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 6 of Form 10-Q.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: August 4, 2009