Form 10-Q
period 2009-10-04
GENERAL DYNAMICS CORP
filed 2009-11-03
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2009

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

385,801,290 shares of the registrant’s common stock, $1 par value per share, were outstanding at October 4, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) October 4 2009	December 31 2008
ASSETS
Current assets:
Cash and equivalents	$1,409	$1,621
Accounts receivable	3,851	3,469
Contracts in process	4,472	4,341
Inventories	2,112	2,029
Other current assets	384	490
Total current assets	12,228	11,950
Noncurrent assets:
Property, plant and equipment, net	2,874	2,872
Intangible assets, net	1,846	1,617
Goodwill	12,410	11,413
Other assets	417	521
Total noncurrent assets	17,547	16,423
Total assets	$29,775	$28,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$705	$911
Accounts payable	2,316	2,443
Customer advances and deposits	4,078	4,154
Other current liabilities	2,728	2,852
Total current liabilities	9,827	10,360
Noncurrent liabilities:
Long-term debt	3,159	3,113
Other liabilities	5,071	4,847
Commitments and contingencies (See Note K)
Total noncurrent liabilities	8,230	7,960
Shareholders’ equity:
Common stock	482	482
Surplus	1,457	1,346
Retained earnings	14,626	13,287
Treasury stock	(3,412)	(3,349)
Accumulated other comprehensive loss	(1,435)	(1,713)
Total shareholders’ equity	11,718	10,053
Total liabilities and shareholders’ equity	$29,775	$28,373

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	October 4 2009	September 28 2008
Revenues:
Products	$5,180	$4,828
Services	2,539	2,312
	7,719	7,140
Operating costs and expenses:
Products	4,515	4,113
Services	2,330	2,094
	6,845	6,207
Operating earnings	874	933
Interest, net	(40)	(11)
Other, net	(6)	—
Earnings from continuing operations before income taxes	828	922

Provision for income taxes, net	253	288
Earnings from continuing operations	575	634

Discontinued operations, net of tax	(3)	—

Net earnings	$572	$634

Earnings per share
Basic:
Continuing operations	$1.49	$1.60
Discontinued operations	(0.01)	—
Net earnings	$1.48	$1.60
Diluted:
Continuing operations	$1.48	$1.59
Discontinued operations	(0.01)	—
Net earnings	$1.47	$1.59

Supplemental information:
General and administrative expenses included in operating costs and expenses	$452	$414
Dividends per share	$0.38	$0.35

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per share amounts)	October 4 2009	September 28 2008
Revenues:
Products	$16,516	$14,792
Services	7,567	6,656
	24,083	21,448
Operating costs and expenses:
Products	14,432	12,727
Services	6,927	6,006
	21,359	18,733
Operating earnings	2,724	2,715
Interest, net	(117)	(42)
Other, net	(3)	3
Earnings from continuing operations before income taxes	2,604	2,676

Provision for income taxes, net	815	828
Earnings from continuing operations	1,789	1,848

Discontinued operations, net of tax	(9)	(1)

Net earnings	$1,780	$1,847

Earnings per share
Basic:
Continuing operations	$4.64	$4.63
Discontinued operations	(0.02)	—
Net earnings	$4.62	$4.63
Diluted:
Continuing operations	$4.62	$4.60
Discontinued operations	(0.02)	—
Net earnings	$4.60	$4.60

Supplemental information:
General and administrative expenses included in operating costs and expenses	$1,471	$1,295
Dividends per share	$1.14	$1.05

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 4 2009	September 28 2008
Cash flows from operating activities:
Net earnings	$1,780	$1,847
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	257	223
Amortization of intangible assets	161	103
Stock-based compensation expense	87	78
Deferred income tax provision	189	83
Discontinued operations, net of tax	9	1
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(324)	(207)
Contracts in process	(80)	(18)
Inventories	(56)	(125)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(146)	(259)
Customer advances and deposits	(238)	759
Other current liabilities	(218)	(139)
Other, net	(64)	(27)
Net cash provided by operating activities from continuing operations	1,357	2,319
Net cash used by discontinued operations – operating activities	(12)	(5)
Net cash provided by operating activities	1,345	2,314
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(805)	(303)
Capital expenditures	(251)	(314)
Sales/maturities of available-for-sale securities	234	1,341
Purchases of available-for-sale securities	(129)	(1,365)
Other, net	30	31
Net cash used by investing activities	(921)	(610)
Cash flows from financing activities:
Repayment of commercial paper, net	(904)	—
Proceeds from fixed-rate notes, net	747	—
Dividends paid	(430)	(397)
Purchases of common stock	(109)	(1,047)
Proceeds from option exercises	68	148
Repayment of fixed-rate notes	—	(500)
Repayment of senior notes	—	(150)
Other, net	(8)	(32)
Net cash used by financing activities	(636)	(1,978)
Net decrease in cash and equivalents	(212)	(274)
Cash and equivalents at beginning of period	1,621	2,891
Cash and equivalents at end of period	$1,409	$2,617
Supplemental cash flow information:
Cash payments for:
Income taxes	$614	$728
Interest	$114	$100

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended October 4, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results for the three- and nine-month periods ended October 4, 2009, and September 28, 2008.

We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred through November 3, 2009, that require adjustment to or disclosure in this Form 10-Q.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

B.	Acquisitions, Intangible Assets and Goodwill

In the first nine months of 2009, we acquired two businesses in the Information Systems and Technology group for an aggregate of $805 in cash.

•

Axsys Technologies, Inc. (Axsys), of Rocky Hill, Connecticut, on September 2. Axsys designs and manufactures high-performance electro-optical and infrared (EO/IR) sensors and systems and multi-axis stabilized cameras.

•	A business that performs work for our classified customers.

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

We funded the above acquisitions using cash on hand and commercial paper borrowings. The operating results of these businesses have been included with our reported results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. Some of the estimates related to the Jet Aviation and Axsys acquisitions were still preliminary at October 4, 2009. We are in the process of identifying and valuing intangible and other assets and liabilities acquired. The completion of these analyses could result in an increase or decrease to the preliminary value assigned to these acquired assets and liabilities, as well as to future periods’ amortization expense. We expect the analyses to be completed during 2009 without any material adjustments.

Intangible assets consisted of the following:

	October 4 2009			December 31 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,965	$(714)	$1,251	$1,580	$(613)	$967
Other intangible assets	897	(302)	595	892	(242)	650
Total intangible assets	$2,862	$(1,016)	$1,846	$2,472	$(855)	$1,617

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. We amortize these assets over seven to 40 years. The weighted-average amortization life of these assets on October 4, 2009, was 16 years. Other intangible assets consist primarily of aircraft product design and customer lists, amortized over nine and 21 years, respectively, and software and licenses, amortized over three to 24 years. We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternative method is more representative of the usage of the asset.

Amortization expense was $53 and $161 for the three- and nine-month periods ended October 4, 2009, and $36 and $103 for the three- and nine-month periods ended September 28, 2008. We expect to record annual amortization expense over the next five years as follows:

2010	$230
2011	$223
2012	$218
2013	$183
2014	$155

The changes in the carrying amount of goodwill by business group for the nine months ended October 4, 2009, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2008	$2,316	$2,638	$192	$6,267	$11,413
Acquisitions (a)	257	(80)	1	575	753
Other (b)	79	131	5	29	244
October 4, 2009	$2,652	$2,689	$198	$6,871	$12,410

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.

(b)	Consists primarily of adjustments for foreign currency translation.

C.	Earnings per Share and Comprehensive Income

Earnings per Share

We calculate basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the release of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 4 2009	September 28 2008	October 4 2009	September 28 2008
Basic weighted average shares outstanding	385,243	396,748	385,374	398,666
Dilutive effect of stock options and restricted stock	2,845	3,029	1,840	3,135
Diluted weighted average shares outstanding	388,088	399,777	387,214	401,801

In addition to the method described above, we are required to calculate earnings per share under the “two-class” method, as our nonvested restricted stock awards are deemed participating securities under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 260, Earnings Per Share. However, the application of the two-class method had no measurable impact on our earnings per share for the three- and nine-month periods ended October 4, 2009, and September 28, 2008.

Comprehensive Income

Our comprehensive income was $796 and $2.1 billion for the three- and nine-month periods ended October 4, 2009, respectively, and $501 and $1.7 billion for the three- and nine-month periods ended September 28, 2008, respectively. The primary components of our comprehensive income are net earnings, and foreign currency translation adjustments of $211 and $257 for the three- and nine-month periods ended October 4, 2009, respectively, and ($110) and ($58) for the three- and nine-month periods ended September 28, 2008, respectively.

D.	Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on October 4, 2009.

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following table presents the fair values of our other financial assets and liabilities on October 4, 2009, and December 31, 2008, and the basis for determining their fair values:

Financial assets (liabilities)	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
October 4, 2009
Marketable securities*	$29	$29	$—
Other investments*	111	111	—
Derivatives*	12	—	12
Long-term debt, including current portion	(4,099)	—	(4,099)
December 31, 2008
Marketable securities*	$143	$143	$—
Other investments*	98	98	—
Derivatives*	(77)	—	(77)
Long-term debt, including current portion	(3,168)	—	(3,168)

*	Reported on the Consolidated Balance Sheet at fair value.

E.	Contracts in Process

Contracts in process represents recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	October 4 2009	December 31 2008
Contract costs and estimated profits	$15,266	$12,904
Other contract costs	1,038	1,078
	16,304	13,982
Less advances and progress payments	11,832	9,641
Total contracts in process	$4,472	$4,341

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $50 on October 4, 2009, and approximately $40 on December 31, 2008. We record revenue associated with these matters only when recovery can be estimated reliably and realization is probable. Contract costs on December 31, 2008, included approximately $215 associated with our contract to provide Pandur II wheeled vehicles to the Czech Republic. In the first quarter of 2009, we signed a renegotiated contract with the Czech Republic for the purchase of 107 vehicles, including 17 previously completed vehicles. Under the terms of the revised contract, we billed and collected the majority of the December 31, 2008, contracts-in-process balance and expect to recover the remaining balance over the course of the revised contract.

Other contract costs represent amounts recorded under GAAP that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. Some of these liabilities are discounted at contractual rates agreed to with our U.S. government customers. These costs will become allocable to contracts generally when they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our October 4, 2009, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

F.	Inventories

Inventories represent primarily commercial aircraft components and consisted of the following:

	October 4 2009	December 31 2008
Raw materials	$1,124	$1,001
Work in process	890	876
Pre-owned aircraft	62	100
Other	36	52
Total inventories	$2,112	$2,029

G.	Debt

Debt consisted of the following:

	Interest Rate	October 4 2009	December 31 2008
Fixed-rate notes due:
August 2010	4.500%	$700	$700
July 2011	1.800%	747	—
May 2013	4.250%	999	999
February 2014	5.250%	996	995
August 2015	5.375%	400	400
Commercial paper, net of unamortized discount	—	—	905
Other	Various	22	25
Total debt		3,864	4,024
Less current portion		705	911
Long-term debt		$3,159	$3,113

Fixed-rate Notes

On October 4, 2009, we had outstanding $3.8 billion aggregate principal amount of fixed-rate notes. This included $750 of two-year fixed-rate notes issued on June 24, 2009, and $1 billion of five-year fixed-rate notes issued on December 15, 2008, pursuant to a Form S-3 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933 on December 8, 2008. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note N for condensed consolidating financial statements.

Commercial Paper

On October 4, 2009, we had no commercial paper outstanding but maintain the ability to access the market. We have approximately $1.8 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities consist of an $815 364-day facility expiring in July 2010 and a $975 multi-year facility expiring in December 2011. These facilities are required by rating agencies to support the A1/P1 rating of our commercial paper issuances. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. Additionally, a number of our international subsidiaries have available local bank credit facilities aggregating approximately $970.

Other

On October 4, 2009, other debt consisted primarily of a capital lease arrangement and debt assumed in connection with our recent acquisitions.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on October 4, 2009.

H.	Liabilities

A summary of significant liabilities, by balance sheet caption, follows:

	October 4 2009	December 31 2008
Salaries and wages	$650	$613
Workers’ compensation	500	469
Retirement benefits	394	566
Other (a)	1,184	1,204
Total other current liabilities	$2,728	$2,852
Retirement benefits	$3,117	$3,063
Customer deposits on commercial contracts	1,013	1,174
Deferred income taxes	350	99
Other (b)	591	511
Total other liabilities	$5,071	$4,847

(a)	Consists primarily of income tax liabilities, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	Income Taxes

Our net deferred tax asset (liability) was included in the Consolidated Balance Sheet as follows:

	October 4 2009	December 31 2008
Current deferred tax asset	$60	$57
Current deferred tax liability	(54)	(62)
Noncurrent deferred tax asset	62	111
Noncurrent deferred tax liability	(350)	(99)
Net deferred tax (liability) asset	$(282)	$7

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

In the third quarter of 2009, we reached agreement with the IRS on the examination of our federal income tax returns for 2005 and 2006. The resolution of this audit had no material impact on our results of operations, financial condition, cash flows or effective tax rate. With the completion of this audit, the IRS has examined all of our consolidated federal income tax returns through 2006.

The IRS has begun its examination of our 2007 to 2009 tax returns. We have recorded liabilities for tax uncertainties for all years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.

With respect to income tax uncertainties, based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on October 4, 2009, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on October 4, 2009, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of one year. On October 4, 2009, we held $1.4 billion in cash and equivalents and marketable securities to be used for general corporate purposes. Our marketable securities have an average duration of two months and an average credit rating of AA. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

Hedging Activities

On October 4, 2009, and December 31, 2008, we had $2.1 billion and $2.4 billion, respectively, in notional forward foreign exchange contracts outstanding. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts recognized in the Consolidated Balance Sheet consisted of the following:

	October 4 2009	December 31 2008
Other current assets:
Designated as cash flow hedges	$35	$40
Not designated as cash flow hedges	9	11
Other current liabilities:
Designated as cash flow hedges	(25)	(119)
Not designated as cash flow hedges	(7)	(9)
Total	$12	$(77)

We had no material derivative financial instruments designated as fair value or net investment hedges on October 4, 2009, or December 31, 2008.

Changes in the fair value of derivative financial instruments are recorded in operating costs and expenses in the Consolidated Statement of Earnings or in accumulated other comprehensive income (AOCI) within shareholders’ equity on the Consolidated Balance Sheet, depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in AOCI until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statement of Earnings for all derivative financial instruments, regardless of designation.

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material for the three- and nine-month periods ended October 4, 2009, and September 28, 2008. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings during the next 12 months to be material.

Foreign Currency Financial Statement Translation

We translate foreign-currency balance sheets from our international business units’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended October 4, 2009, or September 28, 2008.

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

On May 3, 2007, the trial court issued a decision upholding the government’s default termination. We appealed the trial court’s decision. On June 2, 2009, a three-judge panel of the appeals court affirmed the trial court’s decision. We have petitioned the appeals court for a rehearing of its decision, either by the panel or by the full appeals court. The appeals court requested a response from the government, which was filed on October 20, 2009. We continue to believe that the law and facts support a determination that the government’s default termination was not justified.

If, contrary to our expectations, the default termination is ultimately sustained, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion at October 4, 2009. This would result in a liability to us of half of the total, or approximately $1.4 billion pretax. Our after-

tax charge would be approximately $795, or $2.05 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $710. We believe we have sufficient resources to satisfy our obligation if required.

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

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $2.0 billion on October 4, 2009. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

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

As of October 4, 2009, we have three fair market value trade-in options associated with aircraft scheduled to deliver in the fourth quarter of 2009, two of which have been exercised by the customer. Beyond these commitments, additional fair market value trade-in options remain outstanding, including six scheduled to deliver in 2010. Two options offered at a predetermined minimum trade-in price remained unexercised on October 4, 2009. These commitments, totaling $48, are associated with aircraft scheduled to deliver in 2010. The estimated decline in fair market value from the date of commitment through October 4, 2009, for these two aircraft is not material.

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

The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 4, 2009, and September 28, 2008, were as follows:

Nine Months Ended	October 4 2009	September 28 2008
Beginning balance	$221	$237
Warranty expense	49	54
Payments	(46)	(36)
Adjustments (a)	3	(40)
Ending balance (b)	$227	$215

(a)	Includes warranty liabilities assumed in connection with acquisitions, foreign exchange translation adjustments and reclassifications.

(b)	Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs) and are excluded from the above amounts.

L.	Retirement Plans

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

We made a $250 contribution to our pension plans in the third quarter of 2009. Net periodic pension and other post-retirement benefit costs for the three- and nine-month periods ended October 4, 2009, and September 28, 2008, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 4 2009	September 28 2008	October 4 2009	September 28 2008
Service cost	$52	$51	$2	$4
Interest cost	123	111	16	16
Expected return on plan assets	(144)	(148)	(8)	(7)
Recognized net actuarial loss (gain)	7	1	(2)	—
Amortization of prior service credit	(12)	(12)	—	—
Net periodic cost	$26	$3	$8	$13

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	October 4 2009	September 28 2008	October 4 2009	September 28 2008
Service cost	$156	$153	$6	$12
Interest cost	368	333	48	49
Expected return on plan assets	(431)	(446)	(24)	(21)
Recognized net actuarial loss (gain)	21	3	(6)	1
Amortization of prior service (credit) cost	(35)	(36)	—	1
Net periodic cost	$79	$7	$24	$42

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

Summary operating results for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	October 4 2009	September 28 2008	October 4 2009	September 28 2008
Aerospace	$1,120	$1,372	$125	$281
Combat Systems	2,347	1,850	316	262
Marine Systems	1,518	1,404	155	140
Information Systems and Technology	2,734	2,514	296	270
Corporate*	—	—	(18)	(20)
	$7,719	$7,140	$874	$933

	Revenues		Operating Earnings
Nine Months Ended	October 4 2009	September 28 2008	October 4 2009	September 28 2008
Aerospace	$3,990	$3,980	$540	$757
Combat Systems	7,159	5,862	895	803
Marine Systems	4,812	4,176	486	389
Information Systems and Technology	8,122	7,430	869	822
Corporate*	—	—	(66)	(56)
	$24,083	$21,448	$2,724	$2,715

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans.

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

Condensed Consolidating Statement of Earnings

Three Months Ended October 4, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,278	$1,441	$—	$7,719
Cost of sales	—	5,202	1,191	—	6,393
General and administrative expenses	23	336	93	—	452
Operating earnings	(23)	740	157	—	874
Interest expense	(42)	—	—	—	(42)
Interest income	—	—	2	—	2
Other, net	—	(4)	(2)	—	(6)
Earnings from continuing operations before income taxes	(65)	736	157	—	828
Provision for income taxes	39	208	6	—	253
Discontinued operations, net of tax	—	—	(3)	—	(3)
Equity in net earnings of subsidiaries	676	—	—	(676)	—
Net earnings	$572	$528	$148	$(676)	$572

Three Months Ended September 28, 2008
Revenues	$—	$6,275	$865	$—	$7,140
Cost of sales	2	5,090	701	—	5,793
General and administrative expenses	18	345	51	—	414
Operating earnings	(20)	840	113	—	933
Interest expense	(23)	—	(4)	—	(27)
Interest income	8	—	8	—	16
Other, net	—	—	—	—	—
Earnings from continuing operations before income taxes	(35)	840	117	—	922
Provision for income taxes	65	196	27	—	288
Equity in net earnings of subsidiaries	734	—	—	(734)	—
Net earnings	$634	$644	$90	$(734)	$634

Condensed Consolidating Statement of Earnings

Nine Months Ended October 4, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$19,504	$4,579	$—	$24,083
Cost of sales	8	16,053	3,827	—	19,888
General and administrative expenses	63	1,110	298	—	1,471
Operating earnings	(71)	2,341	454	—	2,724
Interest expense	(122)	—	(5)	—	(127)
Interest income	1	2	7	—	10
Other, net	—	(2)	(1)	—	(3)
Earnings from continuing operations before income taxes	(192)	2,341	455	—	2,604
Provision for income taxes	(31)	756	90	—	815
Discontinued operations, net of tax	—	—	(9)	—	(9)
Equity in net earnings of subsidiaries	1,941	—	—	(1,941)	—
Net earnings	$1,780	$1,585	$356	$(1,941)	$1,780

Nine Months Ended September 28, 2008
Revenues	$—	$18,701	$2,747	$—	$21,448
Cost of sales	2	15,189	2,247	—	17,438
General and administrative expenses	54	1,066	175	—	1,295
Operating earnings	(56)	2,446	325	—	2,715
Interest expense	(84)	—	(14)	—	(98)
Interest income	32	(1)	25	—	56
Other, net	(1)	3	1	—	3
Earnings from continuing operations before income taxes	(109)	2,448	337	—	2,676
Provision for income taxes	1	749	78	—	828
Discontinued operations, net of tax	—	(1)	—	—	(1)
Equity in net earnings of subsidiaries	1,957	—	—	(1,957)	—
Net earnings	$1,847	$1,698	$259	$(1,957)	$1,847

Condensed Consolidating Balance Sheet

October 4, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$485	$—	$924	$—	$1,409
Accounts receivable	—	1,802	2,049	—	3,851
Contracts in process	367	3,042	1,063	—	4,472
Inventories
Raw materials	—	868	256	—	1,124
Work in process	—	792	98	—	890
Pre-owned aircraft	—	62	—	—	62
Other	—	29	7	—	36
Other current assets	4	134	246	—	384
Total current assets	856	6,729	4,643	—	12,228
Noncurrent assets:
Property, plant and equipment	139	4,363	1,066	—	5,568
Accumulated depreciation of PP&E	(35)	(2,226)	(433)	—	(2,694)
Intangible assets	—	1,635	1,227	—	2,862
Accumulated amortization of intangible assets	—	(774)	(242)	—	(1,016)
Goodwill	—	8,229	4,181	—	12,410
Other assets	86	151	180	—	417
Investment in subsidiaries	26,647	—	—	(26,647)	—
Total noncurrent assets	26,837	11,378	5,979	(26,647)	17,547
Total assets	$27,693	$18,107	$10,622	$(26,647)	$29,775
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$700	$1	$4	$—	$705
Customer advances and deposits	—	1,570	2,508	—	4,078
Other current liabilities	383	3,158	1,503	—	5,044
Total current liabilities	1,083	4,729	4,015	—	9,827
Noncurrent liabilities:
Long-term debt	3,142	11	6	—	3,159
Other liabilities	2,511	1,954	606	—	5,071
Total noncurrent liabilities	5,653	1,965	612	—	8,230
Intercompany	9,239	(9,639)	400	—	—
Shareholders’ equity:
Common stock, including surplus	1,939	6,772	3,666	(10,438)	1,939
Retained earnings	14,626	14,993	1,299	(16,292)	14,626
Other shareholders’ equity	(4,847)	(713)	630	83	(4,847)
Total shareholders’ equity	11,718	21,052	5,595	(26,647)	11,718
Total liabilities and shareholders’ equity	$27,693	$18,107	$10,622	$(26,647)	$29,775

Condensed Consolidating Balance Sheet

December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$746	$—	$875	$—	$1,621
Accounts receivable	—	1,532	1,937	—	3,469
Contracts in process	402	2,675	1,264	—	4,341
Inventories
Raw materials	—	907	94	—	1,001
Work in process	—	785	91	—	876
Pre-owned aircraft	—	100	—	—	100
Other	—	60	(8)	—	52
Other current assets	190	33	267	—	490
Total current assets	1,338	6,092	4,520	—	11,950
Noncurrent assets:
Property, plant and equipment	133	4,199	1,008	—	5,340
Accumulated depreciation of PP&E	(30)	(2,057)	(381)	—	(2,468)
Intangible assets	—	1,444	1,028	—	2,472
Accumulated amortization of intangible assets	—	(690)	(165)	—	(855)
Goodwill	—	7,646	3,767	—	11,413
Other assets	872	(448)	97	—	521
Investment in subsidiaries	23,355	—	—	(23,355)	—
Total noncurrent assets	24,330	10,094	5,354	(23,355)	16,423
Total assets	$25,668	$16,186	$9,874	$(23,355)	$28,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$905	$5	$1	$—	$911
Customer advances and deposits	—	1,771	2,383	—	4,154
Other current liabilities	542	3,090	1,663	—	5,295
Total current liabilities	1,447	4,866	4,047	—	10,360
Noncurrent liabilities:
Long-term debt	3,094	8	11	—	3,113
Other liabilities	2,513	1,991	343	—	4,847
Total noncurrent liabilities	5,607	1,999	354	—	7,960
Intercompany	8,561	(8,972)	195	216	—
Shareholders’ equity:
Common stock, including surplus	1,828	6,134	3,091	(9,225)	1,828
Retained earnings	13,287	12,612	1,951	(14,563)	13,287
Other shareholders’ equity	(5,062)	(453)	236	217	(5,062)
Total shareholders’ equity	10,053	18,293	5,278	(23,571)	10,053
Total liabilities and shareholders’ equity	$25,668	$16,186	$9,874	$(23,355)	$28,373

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 4, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(225)	$1,220	$350	$—	$1,345
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(636)	(168)	(1)	—	(805)
Other, net	114	(175)	(55)	—	(116)
Net cash used by investing activities	(522)	(343)	(56)	—	(921)
Cash flows from financing activities:
Repayment of commercial paper, net	(904)	—	—	—	(904)
Proceeds from fixed-rate notes	747	—	—	—	747
Dividends paid	(430)	—	—	—	(430)
Other, net	(45)	(2)	(2)	—	(49)
Net cash used by financing activities	(632)	(2)	(2)	—	(636)
Cash sweep/funding by parent	1,118	(875)	(243)	—	—
Net decrease in cash and equivalents	(261)	—	49	—	(212)
Cash and equivalents at beginning of period	746	—	875	—	1,621
Cash and equivalents at end of period	$485	$—	$924	$—	$1,409

Nine Months Ended September 28, 2008
Net cash provided by operating activities	$(215)	$2,480	$49	$—	$2,314
Cash flows from investing activities:
Purchases of available-for-sale securities	(1,293)	(39)	(33)	—	(1,365)
Sales/maturities of available-for-sale securities	1,274	34	33	—	1,341
Capital expenditures	(3)	(277)	(34)	—	(314)
Business acquisitions, net of cash acquired	—	(303)	—	—	(303)
Other, net	—	31	—	—	31
Net cash used by investing activities	(22)	(554)	(34)	—	(610)
Cash flows from financing activities:
Purchases of common stock	(1,047)	—	—	—	(1,047)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(397)	—	—	—	(397)
Other, net	179	(2)	(211)	—	(34)
Net cash used by financing activities	(1,765)	(2)	(211)	—	(1,978)
Cash sweep/funding by parent	1,886	(1,924)	38	—	—
Net decrease in cash and equivalents	(116)	—	(158)	—	(274)
Cash and equivalents at beginning of period	1,875	—	1,016	—	2,891
Cash and equivalents at end of period	$1,759	$—	$858	$—	$2,617

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

Results of Operations

Consolidated Overview

Three Months Ended	October 4 2009	September 28 2008	Variance
Revenues	$7,719	$7,140	$579	8.1%
Operating earnings	874	933	(59)	(6.3)%
Operating margin	11.3%	13.1%

Nine Months Ended	October 4 2009	September 28 2008	Variance
Revenues	$24,083	$21,448	$2,635	12.3%
Operating earnings	2,724	2,715	9	0.3%
Operating margin	11.3%	12.7%

General Dynamics’ revenues increased in the third quarter and first nine months of 2009 compared to the same periods in 2008 with strong contributions from each of our defense businesses. The Combat Systems group generated the most significant increase in revenues in the third quarter and first nine months of 2009 as a result of higher volume in its U.S. and European military vehicle programs and the acquisition of AxleTech International in December 2008. In Marine Systems, increases in shipbuilding and repair activity at each of the group’s shipyards resulted in the tenth consecutive quarterly increase in the group’s revenues. Revenues increased in Information Systems and Technology on higher volume in each of the group’s U.S. operations as well as recent acquisitions. In the Aerospace group, revenues were down in the third quarter, but remained steady year-to-date compared to 2008. Lower sales of Gulfstream aircraft and reduced aircraft services activity were offset somewhat by the November 2008 acquisition of Jet Aviation.

Our operating earnings decreased in the third quarter but remained steady for the first nine months of 2009 compared to the same periods in 2008. All of our defense businesses generated solid earnings growth in the three- and nine-month periods compared with 2008. Shifting contract mix in Combat Systems and Information Systems and Technology resulted in margin fluctuation from 2008 to 2009. In Combat Systems, 2009 third-quarter and year-to-date margins were down from historic highs in 2008. Margins in Information Systems and Technology were down year-to-date but improved in the third quarter both year-over-year and sequentially. In Marine Systems, improved operating performance at each of the group’s shipyards led to increased margins in the three- and nine-month periods in 2009. The Aerospace group’s earnings declined in both periods due to reduced aircraft deliveries and some losses associated with pre-owned aircraft. These factors, along with the addition of lower-margin business from Jet Aviation, reduced the group’s margins significantly in the third quarter and first nine months of 2009. As a result, our overall operating margins decreased by 180 basis points in the third quarter and 140 basis points in the first nine months of 2009.

General and administrative (G&A) expenses as a percentage of sales for the first nine months of 2009 were 6.1 percent compared with 6.0 percent in the same period in 2008. We expect G&A expenses as a percentage of sales for the full-year 2009 to be approximately 6 percent.

Net cash provided by operating activities from continuing operations was $1.4 billion in the first nine months of 2009, compared with $2.3 billion in the same period in 2008. We used our cash to fund acquisitions and capital expenditures, repurchase our common stock, pay dividends and repay maturing debt. Our net debt – debt less cash and equivalents and marketable securities – was $2.4 billion at the end of the third quarter of 2009 compared with $2.3 billion at the end of 2008. Net debt increased slightly after giving effect to $805 spent on acquisitions, $430 of dividends paid, $397 of company-sponsored research and development, $251 of capital expenditures, more than $250 of contributions to our retirement plans and $109 of share repurchases during the first nine months of the year.

Net interest expense in the first nine months of 2009 increased by $75 to $117 over the same period in 2008 due to the issuance of additional debt in 2008 and 2009 and lower interest income on a reduced invested cash balance. We expect full-year net interest expense of approximately $160.

Our effective tax rate for the nine-month period ended October 4, 2009, was 31.3 percent compared with 30.9 percent in the same period in 2008. The 2008 rate included a $35 – or approximately $0.09 per-share – benefit from the settlement of a tax refund suit, which reduced the tax rate for the first nine months of 2008 by 130 basis points. We anticipate an effective tax rate of approximately 31.5 percent for the full-year 2009, compared with 31.2 percent in 2008. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

Our total backlog was $66.2 billion as of October 4, 2009, up 10 percent from a year ago, but down 2 percent from the second quarter. Funded backlog was $46.8 billion at the end of the third quarter, also down 2 percent from the end of the second quarter. The backlog for the Combat Systems and Information Systems and Technology groups increased during the quarter on strong order activity. Our total backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft, which we refer to collectively as estimated potential contract value. As of the end of the third quarter 2009, management’s estimate of this potential contract value, which we expect to realize over the next 10 to 15 years, was approximately $18.2 billion, up 3 percent from $17.7 billion at the end of the second quarter.

Aerospace

Three Months Ended	October 4 2009	September 28 2008	Variance
Revenues	$1,120	$1,372	$(252)	(18.4)%
Operating earnings	125	281	(156)	(55.5)%
Operating margin	11.2%	20.5%
Gulfstream aircraft deliveries (in units):
Green	17	39	(22)	(56.4)%
Outfitted	24	38	(14)	(36.8)%

Nine Months Ended	October 4 2009	September 28 2008	Variance
Revenues	$3,990	$3,980	$10	0.3%
Operating earnings	540	757	(217)	(28.7)%
Operating margin	13.5%	19.0%
Gulfstream aircraft deliveries (in units):
Green	74	115	(41)	(35.7)%
Outfitted	89	114	(25)	(21.9)%

The Aerospace group’s revenues were down in the third quarter of 2009 but remained steady in the first nine months of the year compared to the same prior-year periods. These results reflect the net effect of a significant decline in Gulfstream revenues – 39 percent in the third quarter and 22 percent in the first nine months of the year – and the addition of Jet Aviation, acquired in the fourth quarter of 2008.

Starting in late 2008, the business-jet market was disrupted by the global economic crisis and the resulting tightening of credit markets. In response to these conditions, we scaled back Gulfstream’s aircraft production and delivery schedule to bridge the market downturn, including a planned five-week workforce furlough in the months of July and August. As a result, aircraft-manufacturing revenues were down 46 percent in the third quarter and 25 percent in the first nine months of 2009 compared with the prior year. The group’s aircraft-services business has also felt the effects of the market dislocation, as customers have deferred optional aircraft maintenance activities and price competition has intensified. As a result, organic aircraft-services revenues were down 22 percent in the third quarter and 17 percent year-to-date in 2009. Pre-owned aircraft revenues increased in 2009, slightly offsetting the decline in manufacturing and services revenues. The group sold five pre-owned aircraft for $119 in the first nine months of 2009 compared with two sales for $17 in the same period in 2008.

Driven largely by the factors noted above, the group’s operating earnings for the third quarter and first nine months of 2009 decreased compared to the prior-year periods. The net reduction in earnings consisted of the following factors:

	Third Quarter	Nine Months
Aircraft manufacturing and completions	$(123)	$(105)
Pre-owned aircraft	(10)	(35)
Aircraft services	(8)	(7)
Other	(15)	(70)
Total decrease in operating earnings	$(156)	$(217)

Aircraft manufacturing and completion earnings were down in the third quarter and first nine months of 2009 because of lower new aircraft deliveries. The addition of Jet Aviation’s completions business partially offset the impact of the Gulfstream production cuts. Despite the volume decline, aircraft manufacturing margins improved in the quarter and year-to-date because of cost-reduction initiatives, a favorable mix of aircraft deliveries and liquidated damages received on defaulted contracts. The group continues to focus on reducing costs through production improvements and operational efficiencies to maintain operating margins in the aircraft manufacturing process.

An increase in the global supply of pre-owned aircraft put significant pressure on the pre-owned aircraft market, resulting in a sharp decline in pre-owned prices in 2009. As a result, the group wrote down the carrying value of its pre-owned aircraft inventory in 2009. The group has worked to minimize its pre-owned aircraft exposure and as a result, has reduced its pre-owned aircraft inventory to four units with a value of $62 at the end of the third quarter from six units at a value of $125 in the second quarter.

Aircraft services earnings, which include Jet Aviation’s maintenance and repair activities, fixed-base operations and aircraft management services, decreased slightly in the third quarter and first nine months of 2009 compared with 2008. The group is experiencing competitive pressure on its aircraft services margins because of the market-wide reduction in maintenance and repair volume.

The group’s operating earnings in 2009 were also negatively impacted by severance costs associated with workforce reduction activities and intangible asset amortization related to the Jet Aviation acquisition.

As a result of the factors discussed above and the addition of the lower-margin Jet Aviation business, the group’s overall operating margins were down 930 basis points in the quarter and 550 basis points in the first nine months of 2009 compared to the same prior-year periods.

We expect Aerospace revenues for 2009, including a full year of Jet Aviation, to be down approximately 4 percent compared with the group’s 2008 results because of the impact of the reduced aircraft-production schedule. We expect the group’s full-year operating margins to be down from 2008 to a range between 13.2 and 13.4 percent due to the addition of Jet Aviation, losses incurred to date in the pre-owned market and pressures on pricing in the group’s services business.

Combat Systems

Three Months Ended	October 4 2009	September 28 2008	Variance
Revenues	$2,347	$1,850	$497	26.9%
Operating earnings	316	262	54	20.6%
Operating margin	13.5%	14.2%

Nine Months Ended	October 4 2009	September 28 2008	Variance
Revenues	$7,159	$5,862	$1,297	22.1%
Operating earnings	895	803	92	11.5%
Operating margin	12.5%	13.7%

The Combat Systems group was our revenue growth leader in the third quarter and first nine months of 2009. The group’s organic growth rate was 22 percent in the third quarter and 17 percent in the first nine months of 2009. The increase in the group’s revenues consisted of the following:

	Third Quarter	Nine Months
U.S. military vehicles	$282	$811
Weapons systems	131	341
Munitions	(3)	54
European military vehicles	87	91
Total increase in revenues	$497	$1,297

The U.S. military vehicle business contributed over half the group’s revenue growth in the third quarter and first nine months of 2009 due to increased activity on the Stryker wheeled combat vehicle and Abrams main battle tank programs. The Stryker activity related to continued vehicle production, logistics services and engineering efforts for the U.S. Army. The increased Abrams work resulted from the group’s progress in upgrading the remaining M1A1 tanks to the M1A2 System Enhancement Package (SEP) configuration, as well as production of Abrams tank kits for Egypt. The acquisition of AxleTech International in the fourth quarter of 2008 also contributed to Combat Systems’ revenue growth in 2009. In the group’s European military vehicle business, revenues were up as a result of increased activity on several vehicle production programs, including the Piranha wheeled armored vehicle contract for Belgium and the Eagle wheeled armored vehicle program for Germany, as well as higher volume on arms and munitions and mobile bridge programs.

The Combat Systems group’s operating earnings increased in the third quarter and first nine months of 2009. While the group’s margins have improved sequentially each quarter in 2009, operating margins decreased 70 basis points in the quarter and 120 basis points year-to-date when compared to 2008. The group’s margins in 2008 were unusually high because of a favorable program mix, most notably within the mine-resistant, ambush-protected (MRAP) vehicle program. The 2009 sequential margin expansion resulted from productivity improvements in each of the group’s businesses.

We expect revenue growth for the full-year 2009 in Combat Systems of approximately 21 percent compared to 2008 with operating margins between 12.5 and 12.7 percent.

Marine Systems

Three Months Ended	October 4 2009	September 28 2008	Variance
Revenues	$1,518	$1,404	$114	8.1%
Operating earnings	155	140	15	10.7%
Operating margin	10.2%	10.0%

Nine Months Ended	October 4 2009	September 28 2008	Variance
Revenues	$4,812	$4,176	$636	15.2%
Operating earnings	486	389	97	24.9%
Operating margin	10.1%	9.3%

The Marine Systems group’s revenues and operating earnings increased significantly in the third quarter and first nine months of 2009 over the same prior-year periods. Each of the group’s shipyards contributed to this growth. The increase in the group’s revenues consisted of the following:

	Third Quarter	Nine Months
Multi-year Navy ship construction	$72	$438
Other Navy ship design, construction, engineering and repair	47	157
Commercial ship construction	(5)	41
Total increase in revenues	$114	$636

The group’s multi-year ship-construction programs for the U.S. Navy include submarines (Virginia Class), combat-logistics ships (T-AKE) and destroyers (DDG-51 and DDG-1000). Increased activity on the Virginia-class program has been the principal driver of the group’s revenue growth to-date in 2009. The group continued building the remaining five submarines under the Block II contract and began construction on the first submarine under the Block III contract, which was awarded in the fourth quarter of 2008. Deliveries on the Block II and III contracts are scheduled through 2019.

Activity on the group’s 14-ship T-AKE program was down slightly in the third quarter, consistent with expectations, but remained steady compared with the year-to-date 2008 level as construction continued on the ninth through 12th ships. The group delivered the seventh and eighth T-AKE ships in 2009, the ninth ship is scheduled for delivery in the first quarter of 2010 and deliveries of the remaining ships are scheduled through 2012.

Destroyer construction revenues were up as activity increased on the group’s design and production contracts for the DDG-1000 next-generation destroyer, while the workload on the DDG-51 Arleigh Burke program decreased slightly, in line with our expectations. The remaining three DDG-51s under contract are scheduled for delivery through 2011, and the first DDG-1000 delivery is scheduled in 2013.

In addition to these ship-construction programs, volume increased significantly in the third quarter and first nine months of 2009 on engineering and repair programs for the Navy. In commercial shipbuilding, volume was down slightly on the group’s five-ship product carrier program in the third quarter but increased year-to-date. The first two ships under contract were delivered in the first nine months of 2009, and construction is in process on the remaining three ships. The third ship is scheduled to be delivered in the fourth quarter of 2009. The current construction plan includes deliveries through the fourth quarter of 2010.

The group generated substantial operating earnings growth in the third quarter and first nine months of 2009 on improved performance at each of the group’s shipyards. Based on labor and material cost reductions achieved through ongoing operational efficiency efforts at all three locations, the group has increased earnings rates on several key programs in 2009, including the Virginia-class, DDG-51, DDG-1000 and commercial product carrier programs. As a result, the group’s operating margins increased 20 basis points in the third quarter and 80 basis points in the first nine months of 2009 compared with 2008. This performance follows 24 percent earnings growth and 100 basis points of margin improvement in the full-year 2008 over 2007.

We expect Marine Systems to generate revenue growth of approximately 15 percent for the full-year 2009 with operating margins of approximately 10 percent.

Information Systems and Technology

Three Months Ended	October 4 2009	September 28 2008	Variance
Revenues	$2,734	$2,514	$220	8.8%
Operating earnings	296	270	26	9.6%
Operating margin	10.8%	10.7%

Nine Months Ended	October 4 2009	September 28 2008	Variance
Revenues	$8,122	$7,430	$692	9.3%
Operating earnings	869	822	47	5.7%
Operating margin	10.7%	11.1%

The Information Systems and Technology group’s revenues increased in the third quarter and first nine months of 2009 compared with the same periods in 2008. As a result of this growth, the group reported its highest quarterly revenues and operating earnings to date in the third quarter. The group generated organic revenue growth of 6 percent in the third quarter and 7 percent in the first nine months of 2009 with the remainder of the growth provided by acquisitions in the group’s information technology (IT) services and intelligence mission systems businesses. Each of the group’s market segments contributed to the increase in revenues in 2009:

	Third Quarter	Nine Months
Information technology and mission services	$78	$277
Tactical and strategic mission systems	57	245
Intelligence mission systems	85	170
Total increase in revenues	$220	$692

The largest driver of the revenue growth in the IT services business in 2009 was recent acquisitions. In the third quarter and first nine months of 2009, approximately one-third of the group’s IT services revenue growth was organic and resulted from higher volume on several of the group’s IT infrastructure programs. These programs included the New Campus East (NCE) contract for the National Geospatial Intelligence Agency and the Warfighter Field Operations Customer Support (FOCUS) contract. A decline in commercial wireless infrastructure activity tempered this business’s growth.

In the group’s tactical systems business, revenues were up in 2009 as a result of increased activity on several long-term contracts to supply the U.S. military with mobile command-and-control, communications and computing capabilities, including the Warfighter Information Network – Tactical (WIN-T) and Common Hardware/Software III (CHS-3) programs. Higher sales of encryption products also contributed to the revenue growth in 2009.

The intelligence systems business had the group’s strongest revenue growth rate in the third quarter and first nine months of 2009. Increased volume across all areas of the intelligence systems business drove this revenue growth in 2009. The most notable drivers were several integrated combat systems contracts, cyber security programs and a contract to build the spacecraft for NASA’s Landsat Data Continuity Mission. The acquisition of Axsys Technologies, Inc., in September 2009, also contributed to the group’s revenue growth.

Operating earnings in the Information Systems and Technology group increased in the third quarter and first nine months of 2009. A favorable shift in contract mix, particularly within the intelligence systems business, resulted in a 10-basis-point increase in the group’s operating margins over the third quarter of 2008. Year-to-date in 2009, the group’s contract mix included a higher percentage of lower-margin services contracts. As a result, the group’s operating margins for the first nine months of 2009 decreased 40 basis points compared to the same period in 2008.

We expect full-year 2009 revenue growth in the Information Systems and Technology group of approximately 8 to 9 percent. Based on the group’s scheduled program mix for 2009, we expect full-year operating margins in the 10.4 to 10.5 percent range.

Corporate

Corporate results consist primarily of compensation expense for stock options and a portion of the results from our commercial pension plans. Corporate operating expenses totaled $18 in the third quarter of 2009 compared with $20 in the third quarter of 2008. The Corporate third quarter 2009 operating results included a $5 gain from the sale of real estate. Year-to-date Corporate operating expenses were $66 in the first nine months of 2009 compared with $56 in the same period in 2008. The year-to-date increase is due primarily to higher stock option expense. We expect 2009 Corporate expense to be approximately $90.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the third and second quarters of 2009:

October 4, 2009	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$18,811	$444	$19,255	$1,361	$20,616
Combat Systems	11,508	1,355	12,863	2,645	15,508
Marine Systems	8,011	15,479	23,490	1,170	24,660
Information Systems and Technology	8,467	2,174	10,641	13,024	23,665
Total	$46,797	$19,452	$66,249	$18,200	$84,449

July 5, 2009
Aerospace	$19,306	$570	$19,876	$1,633	$21,509
Combat Systems	11,494	1,364	12,858	2,451	15,309
Marine Systems	8,645	15,724	24,369	1,241	25,610
Information Systems and Technology	8,208	2,297	10,505	12,372	22,877
Total	$47,653	$19,955	$67,608	$17,697	$85,305

Aerospace

Aerospace funded backlog represents orders for which we have definitive purchase contracts and deposits from the customer. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. Aerospace estimated potential contract value represents options to purchase new aircraft, including long-term agreements with fleet customers. The group ended the third quarter of 2009 with $19.3 billion of backlog compared with $19.9 billion at the end of the second quarter, as aircraft deliveries combined with customer defaults to offset increasing order activity.

The pace of aircraft orders has improved steadily since the first quarter of 2009 after a substantial decline in late 2008. Excluding the introduction of the G650 in 2008, the group generated its highest quarterly order total since the second quarter of 2008. The increased orders resulted in a book-to-bill ratio (orders divided by revenues) of 1.5 in the third quarter, bringing the year-to-date ratio to 1.0.

Large-cabin orders continued to improve over the past two quarters, which has helped to solidify the large-cabin backlog and, in turn, our production planning. Conditions in the mid-size market remain challenging; however, we began to see positive signs in the third quarter with an increase in mid-size order activity. In addition, orders continue for the new G650 and G250 models, which were introduced last year. These aircraft passed their scheduled roll-out milestone in late September and early October, respectively, and initial green deliveries are scheduled to begin in 2011.

While risk remains in the group’s backlog, particularly in the event of additional economic shocks, we will continue to work to mitigate any further backlog deterioration. We continually assess aircraft production requirements and will modify the group’s production and delivery schedule as necessary based on the state of the backlog and the business-jet market.

Defense Businesses

The total backlog for our defense businesses represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. The unfunded backlog for the defense businesses represents firm orders that do not meet these criteria. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in the backlog only firm contracts we believe are likely to receive funding. Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contract awards or unexercised options. The estimated potential contract value represents our estimate of the potential value we will receive under these arrangements.

IDIQ contracts are used when the customer has not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements, which set forth the majority of the contractual terms, including prices, are funded as delivery orders are placed. A significant portion of our IDIQ value represents contracts for which we have been designated as the sole-source supplier to design, develop, produce and integrate complex products and systems over several years for the military or other government agencies. We believe the customers intend to fully implement these systems. The estimated potential contract value also includes our estimate of the value we will receive under multiple-award IDIQ contracts in which we are one of several companies competing for task orders under the contract. Because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, we recognize these contracts in backlog only when they are funded.

Contract options in our defense businesses represent agreements to perform additional work beyond the products and services associated with firm contracts, if the customer exercises the option. These options are negotiated in conjunction with a firm contract and provide the terms under which the customer may elect to procure additional units or services at a future date. We recognize contract options in backlog when the customer exercises the option and establishes a firm order.

Our defense businesses received more than $6 billion of new awards during the third quarter of 2009. The Information Systems and Technology group has generated particularly strong order activity in 2009, achieving a book-to-bill ratio (orders divided by revenues) of 1.1 in both the third quarter and first nine months of the year. The group’s book-to-bill ratio has exceeded 1.0 for eight of the past nine quarters. The orders in the defense businesses in the third quarter included several notable contract awards.

Combat Systems awards included the following:

•	Approximately $950 from the U.S. Army for the production of Stryker wheeled armored vehicles, related support and reset of vehicles.

•	Approximately $115 from the Canadian government to supply various calibers of training and tactical ammunition.

•	Approximately $80 from the Army for the production of Hydra-70 rockets. This order brings the total contract value to date to over $1 billion.

•	Approximately $45 from the Army for small-caliber ammunition and other munitions in support of the Afghanistan National Forces. This contract has a potential value of $300.

•	Combat Systems was selected as the prime contractor and systems integrator for the Canadian government’s LAV III upgrade program. The program has a potential value of $850.

Marine Systems awards included the following:

•	Approximately $160 from the Navy for Class Common Equipment (CCE) material for the DDG 1000 destroyer program.

•	Two contracts from the U.S. Navy with a combined potential value of approximately $100 for repair work on USS Hartford, a Los Angeles-class submarine.

Information Systems and Technology awards included the following:

•	Approximately $155 in orders under the Network-Centric Solutions (NETCENTS) program, bringing the total contract value to almost $1 billion.

•	Approximately $90 under the Warfighter Field Operations Customer Support (FOCUS) program to provide life-cycle contractor and training support worldwide.

•

Approximately $20 from the Navy to develop commercial-off-the-shelf software and hardware upgrades to integrate improved tactical control capabilities for multiple submarine classes. This contract has a potential value of approximately $400.

•

A task order to provide enterprise information technology support to the U.S. Coast Guard under the Enterprise Acquisition Gateway for Leading-Edge Solutions (EAGLE) IDIQ contract. This task order has a potential value of approximately $140 if all options are exercised.

•

One of three IDIQ contracts under the Advanced Technical Exploitation Program (ATEP), which has a potential value of $600 among all awardees, to provide intelligence analysis, software systems development and support, sensor exploitation research, and development of space-based and airborne sensor data for the U.S. Air Force.

•

One of six IDIQ contracts from the Navy to provide engineering and technical services in support of hull, mechanical, electrical and electronics (HME&E) systems. The total contract has a potential value of $475 among all awardees.

Following the end of the quarter, the Combat Systems group was selected by the Army Tank Automotive Research, Development and Engineering Center as one of 14 awardees under an IDIQ program to provide engineering and manufacturing services. The IDIQ program has a potential value of $430 among all awardees over five years. In addition, the Information Systems and Technology group was awarded a contract worth approximately $150 for production and deployed-systems support for the

U.S. and United Kingdom SSBN submarine fire control system and the SSGN submarine Attack Weapon Control System (AWCS). Information Systems and Technology was also awarded a task order by the Army worth approximately $110 to modernize classroom technology training under the Information Technology Enterprise Technology Solutions-2 Services (ITES-2Q) IDIQ contract.

Financial Condition, Liquidity and Capital Resources

We ended the third quarter of 2009 with a cash balance of $1.4 billion, compared with $1.6 billion at the end of 2008. Our net debt was $2.4 billion, up slightly from $2.3 billion at the end of 2008. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first nine months of 2009 and 2008.

Operating Activities

We generated cash from operating activities from continuing operations of $1.4 billion in the first nine months of 2009 compared with $2.3 billion in the same period in 2008. Operating cash flow in the first nine months of 2009 can be attributed primarily to net earnings, offset by a decrease in customer deposits in the Aerospace group. In the first nine months of 2008, net earnings and a build-up of customer deposits associated with aircraft orders, including the introduction of the G650, were the major components of operating cash flow. The third quarter 2009 operating cash flows also included a $250 contribution to our pension plans.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion at July 5, 2009. If this were the outcome, we would owe half of the total, or approximately $1.4 billion pretax. Our after-tax cash obligation would be approximately $710. We believe we have sufficient resources to pay such an obligation, if required.

Investing Activities

Net cash used for investing activities was $921 for the first nine months of 2009, compared with $610 in the same period in 2008. The primary uses of cash in investing activities were business acquisitions and capital expenditures. We completed two acquisitions for $805 in the first nine months of 2009 and three acquisitions for $303 in the same period in 2008. We used cash on hand to fund these acquisitions. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity. We expect full-year capital expenditures to be less than 2 percent of revenues.

Financing Activities

We used $636 for financing activities in the nine-month period ended October 4, 2009, compared with $2 billion in the same period in 2008. Our typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

On June 24, 2009, we issued $750 of two-year fixed-rate debt pursuant to a Form S-3 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of

1933 on December 8, 2008. We used the proceeds to repay borrowings under our commercial paper program and for other general corporate purposes.

Net repayments of commercial paper in the first nine months of 2009 were $904. We did not have any commercial paper outstanding at either the end of the third quarter of 2009 or the end of the third quarter of 2008. We have approximately $1.8 billion in bank credit facilities that have not been drawn upon, but which back up our commercial paper program. In the first nine months of 2008, we repaid $500 of fixed-rate debt and $150 of senior notes on the scheduled maturity dates. There are no material repayments of long-term debt scheduled until the third quarter of 2010.

On March 4, 2009, our board of directors declared an increased quarterly dividend of $0.38 per share – the 12th consecutive annual increase. The board had previously increased the quarterly dividend to $0.35 per share in March 2008.

In the first nine months of 2009, we repurchased 2.1 million of our outstanding shares on the open market. In the first nine months of 2008, we repurchased 14.4 million shares. As of October 4, 2009, approximately 2.7 million shares remained authorized for repurchase by our board of directors.

Free Cash Flow

Our free cash flow from operations for the first nine months of 2009 was $1.1 billion compared with $2 billion for the same period in 2008. We define free cash flow from operations as net cash provided by operating activities from continuing operations less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities from continuing operations, as classified on the unaudited Consolidated Statement of Cash Flows:

Nine Months Ended	October 4 2009	September 28 2008
Net cash provided by operating activities from continuing operations	$1,357	$2,319
Capital expenditures	(251)	(314)
Free cash flow from operations	$1,106	$2,005
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities from continuing operations	76%	125%
Free cash flow from operations	62%	108%

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) on October 4, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on October 4, 2009, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 4, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our third quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
Pursuant to Share Buyback Program

7/6/09 - 8/2/09	—	$—	—	2,747,700
8/3/09 - 8/30/09	—	$—	—	2,747,700
8/31/09 - 10/4/09	—	$—	—	2,747,700
Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (2)

7/6/09 - 8/2/09	—	$—
8/3/09 - 8/30/09	249	$56.20
8/31/09 - 10/4/09	—	$—

Total	249	$56.20

(1)

On October 1, 2008, our board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

(2)

Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

We did not make any unregistered sales of equity securities in the third quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ John W. Schwartz
John W. Schwartz
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: November 3, 2009