Form 10-K
period 2009-12-31
GENERAL DYNAMICS CORP
filed 2010-02-19
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☒    Accelerated Filer  ☐     Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $19,653,090,757 as of July 5, 2009 (based on the closing price of the shares on the New York Stock Exchange).

385,725,209 shares of the registrant’s common stock were outstanding on January 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE:

        Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

2    General Dynamics 2009 Annual Report

(Dollars in millions, unless otherwise noted)

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design, repair and construction; and information systems, technologies and services. Incorporated in Delaware, we employ approximately 91,700 people and have a global presence.

We are dedicated to delivering consistently superior shareholder returns. Shareholder value is created by excellent program execution, organic growth, margin improvement, cash-flow generation and capital deployment. To drive growth, we identify fast currents in our core markets, new customers and attractive opportunities in adjacent markets. We deploy capital through acquisitions and divestitures, dividends, internal investment and, when appropriate, the repurchase of company shares on the open market.

In addition to creating shareholder value and delivering the highest quality products and services, management fosters a culture centered on continuous improvement, innovation, ethical behavior and integrity. This culture is evident in how we interact with shareholders, employees, customers, partners and the communities in which we operate.

Formed in 1952 through the combination of Electric Boat Company, Consolidated Vultee (CONVAIR) and other companies, General Dynamics grew organically and through acquisitions until the early 1990s, when we sold nearly all of our divisions except Electric Boat and Land Systems. Beginning in 1995, we expanded those two core defense businesses by acquiring additional shipyards and combat vehicle-related businesses. In 1997, to reach a new, expanding market, we began acquiring companies with expertise in information technology products and services. In 1999, we purchased Gulfstream Aerospace Corporation, a business-jet aircraft and aviation support-services company. Since 1995, we have acquired and successfully integrated 54 businesses, including two in 2009.

General Dynamics operates through four business groups – Aerospace, Combat Systems, Marine Systems and Information Systems and Technology.

AEROSPACE

Our Aerospace group designs, manufactures and outfits a comprehensive family of mid-size and large-cabin Gulfstream business-jet aircraft, and provides maintenance, refurbishment, outfitting and aircraft services for a variety of business-jet, narrow-body and wide-body aircraft customers globally. With more than 50 years of experience at the forefront of the business-jet aviation market, the Aerospace group is noted for:

•	superior aircraft design, quality, safety and reliability;

•	technologically advanced cockpit and cabin systems; and

•	industry-leading product service and support.

The group’s Gulfstream products include eight aircraft across a spectrum of price and performance options. The varying ranges, speeds and cabin dimensions are well-suited to the transportation needs of an increasingly diverse global customer base. The large-cabin models are manufactured at Gulfstream’s headquarters in Savannah, Georgia, and outfitted at one of the group’s U.S. completion facilities. A supplier is responsible for construction of the mid-size models. Gulfstream then outfits these models in one of the group’s U.S. completion centers.

General Dynamics 2009 Annual Report    3

The Aerospace group’s customers have become increasingly diverse in recent years. International customers now comprise almost 60 percent of the group’s order backlog, with strong interest across the globe in Europe, the Middle East, Latin America and the Asia-Pacific region. The group’s customer base has also shifted toward private companies and individual customers, which collectively represent more than two-thirds of total orders. Gulfstream remains a leading provider of aircraft for government and military service around the world, with aircraft operating in 37 nations. These government aircraft are used for head-of-state/ executive transportation and a variety of special-mission applications, including aerial reconnaissance, maritime surveillance, weather research and astronaut training.

To maximize profitability, management has adjusted aircraft production rates, invested in innovative product development and facilities, and enhanced the group’s global service network. In recent years, Gulfstream amassed a multi-year large-cabin backlog by making measured increases in aircraft production that consciously lagged strong global customer demand. This backlog provided Gulfstream increased flexibility when global economic turmoil began to negatively impact the business-jet market in late 2008 and early 2009. In response to this sudden market deterioration, we aggressively cut production levels. These production cuts were designed to stabilize the backlog and level-load production through 2009 and 2010.

The Aerospace group continuously invests in research and development (R&D) over the course of each aircraft model’s lifecycle to introduce new products and first-to-market enhancements that broaden customer choice, improve aircraft performance and set new standards for customer safety, comfort and in-flight productivity. The two newest aircraft to join the Gulfstream family, the super-mid-size G250 and the ultra-large-cabin G650, demonstrate this innovation. The G250, which will replace the G200, offers the largest cabin and the longest range at the fastest speed in its class. The G650, a completely new platform at the top of the business-jet market, has the longest range, fastest speed, largest cabin and most advanced cockpit in the Gulfstream fleet. Scheduled to enter service in late 2011 and 2012, respectively, both of these aircraft met their first-flight milestones on schedule in 2009. Gulfstream’s new and upgraded aircraft models are designed to minimize lifecycle costs while maximizing the commonality of parts and pilot-type ratings among the various models. For multiple-aircraft fleet operators, this uniformity reduces training and maintenance costs and enhances safety in the operation of the aircraft.

Current product-enhancement and development efforts include initiatives in advanced avionics, composites, flight-control systems, acoustics, cabin technologies and enhanced vision systems. Recent innovations include the second-generation Enhanced Vision System (EVS II) and the new Synthetic Vision-Primary Flight Display (SV-PFD), both of which assist the pilot during low-visibility conditions. EVS II, now certified for use on every Gulfstream aircraft, is a specially designed, forward-looking infrared (FLIR) camera that projects a real-world infrared image on the pilot’s head-up display (HUD), while Synthetic Vision provides three-dimensional images of the terrain, runway environment and obstacles on the pilot’s primary head-down display. These products work in tandem to provide pilots with unparalleled situational awareness regardless of weather, terrain or landing-field conditions.

In March 2006, we embarked on a $400 facilities project designed to create additional R&D offices and laboratories, improve the customer sales and design center, increase aircraft-service capacity and create facilities to build next-generation aircraft in Savannah. With the completion of the new Service Center in Savannah, this multi-year project is complete. This investment is integral to Gulfstream’s development and production efforts as the new purpose-built G650 manufacturing facility, which opened in March 2008, successfully produced the first three G650 test articles in 2009.

In addition to the increased service capacity in Savannah, Gulfstream’s Product Support team continues to deploy a team of technicians to airports in the western hemisphere in support of emergent customer-service requirements. With the addition of Jet Aviation in 2008, we expanded the group’s global service-support network to address the needs of the growing international installed fleet. An aviation services provider with aircraft service centers in more than 20 locations worldwide, Jet Aviation has enabled the Aerospace group to uphold its commitment to provide customers worldwide first-in-class service and support 24 hours a day.

Jet Aviation also expanded the Aerospace group’s portfolio to include premium aircraft-outfitting operations for airframes produced by other original equipment manufacturers (OEMs). Jet Aviation performs aircraft completions and refurbishments for business jets and narrow- and wide-body commercial aircraft at locations in Europe and the United States. As a trusted provider of turnkey aircraft management and fixed-base operations (FBO) services to a broad global customer base, Jet Aviation supports the continued growth and diversification of the Aerospace portfolio.

A market leader in the business-aviation industry, the Aerospace group remains focused on:

•	continuously investing in innovative first-to-market technologies and products;

•	providing exemplary and timely support to customers around the world; and

•	driving efficiencies into, and taking cost out of, aircraft production, outfitting and service processes.

4    General Dynamics 2009 Annual Report

Revenues for the Aerospace group were 16 percent of our consolidated revenues in 2009, 19 percent in 2008 and 18 percent in 2007. Revenues by major products and services were as follows:

Year Ended December 31	2009	2008	2007
New aircraft and completions	$3,893	$4,678	$4,081
Aircraft services	1,154	816	669
Pre-owned aircraft	124	18	78
Total Aerospace	$5,171	$5,512	$4,828

COMBAT SYSTEMS

Our Combat Systems group is a global leader in the design, development, production, support and enhancement of tracked and wheeled military vehicles, weapons systems and munitions for the United States and its allies. The group’s product lines include:

•	wheeled combat and tactical vehicles;

•	main battle tanks and tracked infantry vehicles;

•	guns and ammunition-handling systems;

•	ammunition and ordnance;

•	chemical, biological and explosive detection systems; and

•	drive train components and aftermarket parts.

Combat Systems has a strong foundation of products that are core platforms for customers across the combat vehicle, armaments and munitions markets. These long-term production programs have large, durable backlogs, providing the group’s management the opportunity to pursue continuous process and productivity improvements to increase customer satisfaction, reduce product lifecycle costs and improve the group’s financial performance. At the same time, the group applies its design and engineering expertise to develop product improvements that advance the utility and performance of these systems, while identifying and positioning itself for opportunities in emerging and adjacent markets.

Combat Systems’ core military vehicle platforms consist of a variety of wheeled combat vehicles and main battle tanks. At the heart of these programs are the Stryker wheeled combat vehicle and the Abrams main battle tank. The group is the sole provider of these vehicles – two of the key ground-force assets for its primary customer, the U.S. Army. Both of these vehicles are expected to be cornerstones of the Army’s force structure for the foreseeable future and offer significant opportunities for modernization and enhancements to meet the warfighter’s evolving requirements. Their proven effectiveness in multiple threat environments has also created opportunities for these vehicles in international markets.

Combat Systems produces Strykers under a contract awarded in 2001, which has been modified to support the Army’s vision for expanded deployment of the vehicle in new roles throughout the force. The Stryker supports numerous missions with 10 variants: infantry carrier; command and control; medical evacuation; fire support; engineering; anti-tank; mortar carrier; reconnaissance; mobile gun system (MGS); and nuclear, biological and chemical reconnaissance vehicle (NBCRV). Combat Systems is now working on a Stryker modernization contract to increase the capabilities of the fleet and ensure future compatibility with light and heavy forces.

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

Complementing these combat-vehicle programs are Combat Systems’ armor, weapons-system and munitions programs. The group manufactures the M2 heavy machine gun and the MK19 and MK47 grenade launchers, as well as weapons for most U.S. fighter aircraft, including all high-speed Gatling guns for fixed-wing aircraft and the Hydra-70 family of rockets. The group also holds leading or sole-source munitions supply positions for products such as:

•	the 120mm mortar and the 155mm and 105mm artillery projectile for the U.S. government,

•	conventional bomb structures for the U.S. government,

•	mortar systems and large-caliber ammunition for the Canadian Department of National Defence and

•	military propellant for the North American market.

In addition, Combat Systems is the principal second source for the U.S. military’s small-caliber ammunition needs.

Beyond these long-term platform and supply programs, Combat Systems has been active in providing logistics support in the United States’ ongoing operations in Iraq and Afghanistan. In addition to these revenues associated with the past seven years of warfare, the group also has opportunities associated with the refurbishment of battle-damaged vehicles, the replacement of equipment that has reached the end of its service life and the replenishment of ammunition and other supplies for the U.S. armed forces. As the principal contractor for the maintenance, repair and reset of Abrams tanks and Stryker vehicles and a major U.S. munitions supplier, we expect the sustaining, recapitalizing and upgrading of U.S. forces to generate significant revenues for Combat Systems in the coming years.

General Dynamics 2009 Annual Report    5

The Combat Systems group is also focused on innovative technologies and is well-positioned to participate in future development programs. For the U.S. Marine Corps, the group continues the design and testing of the Expeditionary Fighting Vehicle (EFV), an expeditionary combat platform designed to replace the service’s current craft. With the EFV, the Marine Corps can launch forces from ships located beyond the horizon and proceed directly to inland objectives. The EFV offers sea maneuverability at speeds three times the current platform’s capability and ground mobility equaling that of the Abrams tank, providing a level of flexibility and tactical surprise unparalleled in the current force structure. We are building seven new prototypes as part of a system design and development contract, which we expect to deliver in 2010.

The group is also a member of one of three teams awarded technology demonstration contracts for the Joint Light Tactical Vehicle (JLTV), which is intended to replace a portion of the Army’s fleet of High Mobility Multi-purpose Wheeled Vehicles (HMMWV). The Combat Systems team was the first to complete its critical design review for the JLTV in 2009. In addition, we are well-positioned to compete for work on the Army’s next-generation Ground Combat Vehicle program, for which the customer expects to award development contracts late in 2010.

Combat Systems has a significant presence internationally and is a recognized military-vehicle integrator and leading defense-materiel provider worldwide. It has manufacturing facilities in Australia, Austria, Brazil, Canada, France, Germany, Spain and Switzerland, and has customers in more than 30 countries. The group’s European business offers a broad range of products, including light- and medium-weight tracked and wheeled tactical vehicles, amphibious bridge systems, artillery systems, light weapons, ammunition and propellants. Like the group’s U.S. products, many of these systems constitute key platforms employed by its customers’ military forces. These include the Leopard 2E tank and the Pizarro tracked infantry vehicle, produced for the Spanish army; the Pandur II armored combat vehicle, produced for the Portuguese army and navy; the Eagle wheeled vehicle for Germany; and the Piranha wheeled armored vehicle, which the group has sold to several European countries.

Combat Systems also is experiencing increased international demand beyond Europe as a result of the demonstrated success of its fielded products. In particular, the group has contracts to provide Abrams tanks and light armored vehicles to a number of U.S. allies in the Middle East. The group is also a global manufacturer and supplier of highly engineered axles, suspensions, brakes and aftermarket parts for heavy-payload vehicles for a variety of military and commercial customers.

The Combat Systems group continues to focus on operational execution across the business as it delivers on its substantial backlog. In an environment of continuously expanding threats and evolving customer needs, including an increased emphasis on speed to market, the group remains focused on its customers’ requirements and the opportunities they present.

Revenues for the Combat Systems group were 30 percent of our consolidated revenues in 2009, 28 percent in 2008 and 29 percent in 2007. Revenues by major products and services were as follows:

Year Ended December 31	2009	2008	2007
Medium armored vehicles	$4,225	$3,570	$3,265
Main battle tanks	1,670	1,567	1,430
Munitions and propellant	1,313	1,278	1,276
Engineering and development	961	676	598
Rockets and missile components	469	394	294
Armament and detection systems	459	580	761
Drive train components and other	548	129	173
Total Combat Systems	$9,645	$8,194	$7,797

MARINE SYSTEMS

Our Marine Systems group designs, builds and supports submarines and surface ships for the U.S. Navy and commercial ships for Jones Act customers. The group is one of two primary shipbuilders for the Navy. The group’s diverse portfolio of platforms and capabilities includes:

•	nuclear-powered submarines (Virginia Class);

•	surface combatants (DDG-51, DDG-1000, LCS);

•	auxiliary and combat-logistics ships (T-AKE);

•	commercial ships;

•	design and engineering; and

•	overhaul, repair and lifecycle support services.

        The substantial majority of Marine Systems’ workload supports the U.S. Navy. These efforts include the construction of new ships and the design and development of next-generation platforms to help the customer meet evolving missions and maintain its desired fleet size, as well as maintenance and repair services to maximize the life and effectiveness of in-service ships. This business consists primarily of major ship-construction programs awarded under large, multi-ship contracts that span several years. The group’s mature Navy construction programs consist of the fast-attack Virginia-class nuclear-powered submarine, the Arleigh Burke-class (DDG-51) guided-missile destroyer and the Lewis and Clark-class (T-AKE) dry cargo/ammunition combat-logistics ship.

The Virginia-class submarine is the first U.S. submarine designed to address post-Cold War threats, including capabilities tailored for both open-ocean and littoral missions. These stealthy ships are well-suited for a variety of global assignments, including intelligence gathering, special-operations missions and sea-based missile launch.

6    General Dynamics 2009 Annual Report

The Virginia-class program includes 30 submarines, which the customer is procuring in multi-ship blocks. The group, in conjunction with an industry partner that shares in the construction of these vessels, has delivered the first six of 18 boats under contract. The remaining 12 boats extend deliveries through 2018. As a result of U.S. combatant-commander requirements, strong congressional support, innovative cost-saving design and production efforts, and successful program execution, the group is scheduled to build two submarines per year starting in 2011, which will double the current submarine workload.

Marine Systems also is the lead designer and producer of Arleigh Burke destroyers, a sophisticated class of surface combatants and the only active destroyer in the Navy’s global surface fleet. During 2009, we delivered USS Wayne E. Meyer, the 31st of 34 DDG-51 ships the Navy has contracted with us to build. The three remaining ships are scheduled for delivery in 2010 and 2011.

The group’s T-AKE combat-logistics ship supports multiple missions for the Navy, including replenishment at sea for U.S. and NATO operating forces around the world. T-AKE is the first Navy ship to incorporate proven commercial marine technologies such as integrated electric-drive propulsion. These technologies are designed to minimize T-AKE operations and maintenance costs over an expected 40-year life. The group has delivered the first eight of these ships, including two in 2009. Work is underway on the remaining four ships currently under contract, with deliveries scheduled through 2011. The Navy funded long-lead material procurement in 2009 for two additional ships under the contract, and we expect to receive construction contracts for these two ships in 2010.

The Marine Systems group participates in the development of technologies and naval platforms for the future. The group continues to apply its design and engineering expertise to advance next-generation submarine capabilities. These efforts include initial concept studies for the development of the next-generation ballistic missile submarine (SSBN). This new class of SSBN is expected to replace the current Ohio Class of ballistic missile submarines. Marine Systems also leads a joint Navy-Defense Advanced Research Projects Agency (DARPA) initiative to reduce the cost of future submarines by identifying and overcoming technological barriers. Under this initiative, the group is developing technologies to propel submarines with external electric motors, reduce the ship’s infrastructure and improve its sensors.

Marine Systems also is participating in a number of programs in support of the Navy’s efforts to renew its surface combatant fleet. The group is completing the design and has started construction of the next-generation guided-missile destroyer, the DDG-1000 Zumwalt Class. The group is building the first DDG-1000 destroyer at its Bath, Maine, shipyard and is negotiating contracts with the Navy for construction of the second and third ships, both of which have been fully funded.

Marine Systems leads one of two industry teams awarded contracts for the design and construction of the Littoral Combat Ship (LCS), a new high-speed surface warship designed to address emerging coastal-water threats. Marine Systems’ LCS is well-suited to accommodate the speed, draft and cargo capacity requirements of this new class of warship. The group delivered its first ship in the fourth quarter of 2009. We are currently working on the remaining ship in backlog, which is scheduled to be delivered in 2012.

In addition to these design and construction programs, the Marine Systems group provides comprehensive ship and submarine overhaul, repair and lifecycle support services to extend the service life of these vessels and maximize the value of these ships to the customer. The group operates the only full-service maintenance and repair shipyard on the West Coast, positioning us to support the Navy’s rebalancing of its surface force toward the Pacific Fleet. The group also provides international allies with program management, planning and engineering design support for submarine and surface-ship construction programs.

Beyond its Navy programs, Marine Systems designs and produces ships for commercial customers to meet the Jones Act requirement that ships carrying cargo between U.S. ports be built in U.S. shipyards. Marine Systems currently has a contract to build five product-carrier ships. These product carriers are based on a design the group obtained through a strategic partnership with an experienced international commercial shipyard. The partnership allows Marine Systems to offer proven commercial ship designs to customers, to share best practices that improve efficiency and throughput, and to achieve cost savings on materials procured through the partnership. The group has delivered the first three ships and expects to deliver the remaining ships by the end of 2010. With the existing fleet of Jones Act ships in need of replacement due to age and environmental regulations, we are marketing this proven product to new customers.

To further the group’s goals of efficiency and continuous process improvement, we are committed to strategic investments in our shipyards in partnership with the Navy and local governments. In addition, the Marine Systems group continues to leverage its design and engineering expertise across its shipyards to improve program execution and generate cost savings. This knowledge sharing enables the group to use resources more efficiently and drive process improvements throughout the business. The group is well-positioned to effectively fulfill the long-term ship-construction and support requirements of its Navy and commercial customers.

Revenues for the Marine Systems group were 20 percent of our consolidated revenues in 2009, 19 percent in 2008 and 18 percent in 2007. Revenues by major products and services were as follows:

Year Ended December 31	2009	2008	2007
Nuclear-powered submarines	$3,173	$2,579	$2,355
Surface combatants	1,278	1,195	1,112
Auxiliary and commercial ships	1,179	1,192	953
Repair and other services	733	590	573
Total Marine Systems	$6,363	$5,556	$4,993

General Dynamics 2009 Annual Report    7

INFORMATION SYSTEMS AND TECHNOLOGY

Our Information Systems and Technology group provides technologies, products and services that support a wide range of government and commercial digital-communication and information-sharing needs. Since we created the group in 1998, we have evolved its product and service offerings through almost 30 acquisitions and internal development into a three-part portfolio that includes tactical and strategic mission systems, information technology and mission services, and intelligence mission systems.

Tactical and strategic mission systems – The group designs, manufactures and delivers trusted and secure communications network systems, ruggedized computers, command-and-control systems and operational hardware to customers within the U.S. Department of Defense, the intelligence community and federal civilian agencies, and to international customers.

This market is characterized by programs designed to enhance warfighter communication, such as the U.S. Army’s Warfighter Information Network-Tactical (WIN-T) and the Joint Tactical Radio System (JTRS) Handheld, Manpack, Small Form Fit (HMS) network radios. WIN-T is the Army’s primary battlefield communications network. As the prime contractor for this program, we are responsible for the design, engineering, integration, production, program management and support of the network. Using ground and satellite communications links, WIN-T provides commanders with the digital communications services they need to access intelligence information, initiate battle plans, collaborate with other military elements, issue orders and monitor the status of their forces.

The JTRS program provides interoperable communications among all branches of the U.S. military on multi-channel, software-defined radios. The group is developing JTRS HMS radios, which connect soldiers, sensors and robotics platforms to the Army’s network, enhancing the dismounted soldier’s situational awareness and combat effectiveness. The JTRS HMS program successfully navigated several milestones in 2009, including intensive customer testing and the successful addition of the Soldier Radio Waveform, in preparation for initial production.

The group provides many of these capabilities to non-U.S. customers as well, including the United Kingdom’s Ministry of Defence, the Canadian Department of National Defence, the Royal Netherlands Marine Corps and the Romanian Ministry of Defense.

Information Systems and Technology’s leadership in this market results from decades of experience in designing, building and supporting previous generations of communications technologies. The group’s expertise and record of innovation encompass the key technologies that enable design and deployment of tactical networking systems. These include:

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

In addition to the work we do for the defense and intelligence communities, Information Systems and Technology provides significant support to the Department of Homeland Security and federal civilian markets through programs such as Rescue 21 and the Integrated Wireless Network (IWN) contract. Rescue 21, a state-of-the-art search-and-rescue system that the U.S. Coast Guard uses to locate distressed mariners and manage rescue assets, has been deployed to 24 Coast Guard sectors covering nearly 35,000 miles of U.S. coastline. The IWN program is a joint effort by the Departments of Justice, Homeland Security and the Treasury to provide a nationwide, interoperable wireless communications service in support of federal law enforcement, homeland security and first-responder operations.

Information technology and mission services – The group provides mission-critical information technology (IT) and skilled mission-support services to U.S. defense and intelligence communities, federal civilian agencies and select commercial customers. The group also specializes in:

•	design, development and integration of wireline and wireless voice, video and data networks;

•	mission simulation and training services;

•	healthcare technology solutions; and

•	secure identification and credentialing capabilities.

In this market, Information Systems and Technology has a long-standing reputation for excellence in providing technical-support personnel and domain specialists who enable customers to execute their missions effectively. For many customers, the group’s employees are the on-call staff that provide technical support for both commercial desktop technology and mission-specific hardware. For other customers, our employees conceive, install and operate mission systems on a day-to-day basis. In Fort Huachuca, Arizona, for example, Information Systems and Technology employees provide training and IT support services for critical Army intelligence missions, merging live data with network-centric computer-based simulations. The group also has provided enterprise-wide IT and information management services to Naval Air Systems Command for more than 10 years as the customer’s primary logistics-support contractor.

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

8    General Dynamics 2009 Annual Report

Information Systems and Technology is a leading provider of high-end healthcare technology solutions, including data management, analytics, claims fraud prevention and detection software, decision support and process automation that support the fast-growing needs for technology modernization of both U.S. federal agencies and commercial healthcare organizations. In Iraq, the group supports the Army’s military healthcare IT mission, helping ensure continuity of care for injured soldiers by providing accurate, timely information to medical staff both in the field and at treatment facilities.

Intelligence mission systems – The group provides mission-related systems integration, development and operations support to customers in the U.S. defense, intelligence, space and homeland security communities, and select allies. These include:

•	signals and information collection, processing and distribution systems;

•	special-purpose computing;

•	multi-level security;

•	data mining and fusion;

•	cyber security services; and

•	open-architecture mission systems and service-oriented architecture.

One of the group’s businesses has a 50-year legacy of providing advanced fire control systems for Navy submarine programs. Capitalizing on the breadth of this maritime-domain expertise, the group developed the core mission system for the General Dynamics team’s entry in the Navy’s Littoral Combat Ship (LCS) competition, and it is the ship mission systems integrator on the new Joint High Speed Vessel program for the Army and the Navy.

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

In 2009, we acquired Axsys Technologies, Inc., expanding the group’s footprint to include sensors and optical components for defense, aerospace, homeland security and high-performance commercial systems. Combining these sensors with our existing sensing and exploitation capabilities enables the group to significantly enhance customer product offerings.

The group’s contracts in securing and protecting organizations from network attacks have resulted in a market-leading position in government cyber security, computer forensics, countering identity theft and preventing credit card fraud. Information Systems and Technology is the principal support contractor for the U.S. Computer Emergency Response Team (US-CERT), for example, which provides response support and defense against cyber attacks for U.S. executive branch agencies, and information sharing and collaboration with state and local government, industry and international partners. The group’s capabilities in information operations, computer network defense and multi-level C4ISR-system security position it to meet emerging requirements to protect the national information infrastructure against infiltration and corruption.

The group’s increasingly diversified customer base has stimulated new opportunities in each of its three principal markets, including:

•	the growing requirements for cyber security services among homeland security and intelligence customers;

•	military and federal requirements for healthcare IT services; and

•	the warfighter’s need for improved tactical ISR and real-time intelligence to enable success against conventional and asymmetric threats.

Revenues for the Information Systems and Technology group were 34 percent of our consolidated revenues in 2009 and 2008, and 35 percent in 2007. Revenues by major products and services were as follows:

Year Ended December 31	2009	2008	2007
Tactical and strategic mission systems	$4,713	$4,455	$4,008
IT and mission services	3,832	3,536	3,584
Intelligence mission systems	2,257	2,047	2,030
Total Information Systems and Technology	$10,802	$10,038	$9,622

CUSTOMERS

In 2009, 71 percent of our revenues were from the U.S. government; 10 percent were from U.S. commercial customers; 9 percent were directly from international defense customers; and the remaining 10 percent were from international commercial customers.

U.S. GOVERNMENT

Our primary customers are the U.S. Department of Defense and intelligence community. We have also developed relationships with other U.S. government customers, including the Department of Homeland Security and several first-responder agencies. Our revenues from the U.S. government were as follows:

Year Ended December 31	2009	2008	2007
Direct	$22,243	$19,864	$18,447
Foreign Military Sales*	478	282	310
Total U.S. government	$22,721	$20,146	$18,757
Percent of total revenues	71%	69%	69%

*	In addition to our direct international sales, we sell to foreign governments through the Foreign Military Sales (FMS) program. Under the FMS program, we contract with and are paid by the U.S. government, and the U.S. government assumes the risk of collection from the foreign government customer.

General Dynamics 2009 Annual Report    9

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

Cost-reimbursement contracts accounted for approximately 38 percent of our U.S. government business in both 2009 and 2008; time-and-materials contracts accounted for approximately 7 percent in both years; and fixed-price contracts accounted for approximately 55 percent in both years.

Each of these contract types presents advantages and disadvantages. Cost-reimbursement contracts generally subject us to lower risk. They also can include fee schedules that allow the customer to make additional payments when we satisfy certain performance criteria. However, not all costs are reimbursed under these types of contracts, and the government carefully reviews the costs we charge. In addition, negotiated base fees are generally lower, consistent with our lower risk. Under time-and-materials contracts, our profit may vary if actual labor hour costs vary significantly from the negotiated rates. Additionally, because we often charge materials costs with little or no fee, the content mix can impact the profit margins associated with these contracts. Fixed-price contracts typically have higher fee levels in recognition of the higher risk and offer us additional profits if we can complete the work for less than the contract amount. Fixed-price contracts require that we absorb cost overruns, should they occur.

U.S. COMMERCIAL

Our U.S. commercial revenues were $3.3 billion in 2009, $4.1 billion in 2008 and $3.7 billion in 2007. This represented approximately 10 percent of our consolidated revenues in 2009 and 14 percent in each of 2008 and 2007. The majority of these sales are for Gulfstream aircraft. This customer base consists of individuals and public and privately held companies representing a wide range of industries.

INTERNATIONAL

Our direct revenues from government and commercial customers outside the United States were $6 billion in 2009, $5.1 billion in 2008 and $4.8 billion in 2007. This represented approximately 19 percent of our consolidated revenues in 2009 and 17 percent in each of 2008 and 2007.

We conduct business with government customers around the world with subsidiary operations in Australia, Austria, Brazil, Canada, France, Germany, Italy, Mexico, Spain, Switzerland and the United Kingdom. Our non-U.S. defense subsidiaries are committed to developing long-term relationships with their respective governments and have distinguished themselves as principal regional suppliers.

Our international commercial business consists primarily of business-jet aircraft exports and the delivery of aircraft support from a worldwide service network. The market for business-jet aircraft and related services outside North America has expanded significantly in recent years, particularly in Europe, the Middle East, and Asia-Pacific. While the United States continues to be our largest market for business aircraft, orders from customers outside North America represent a growing segment of our aircraft business, approaching 60 percent of total orders and total backlog in 2009.

For a discussion of the risks associated with conducting business in international locations, see Risk Factors contained in Part I, Item 1A, of this Annual Report on Form 10-K. For information regarding revenues and assets by geographic region, see Note Q to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

10    General Dynamics 2009 Annual Report

COMPETITION

Several factors determine our ability to compete successfully in both the defense and business-jet aircraft markets. While customers’ evaluation criteria vary, the principal competitive elements include:

•	the technical excellence, reliability and cost competitiveness of our products and services;

•	our ability to develop, manufacture and integrate complex systems and deliver them on schedule;

•	the reputation and customer confidence derived from our past performance; and

•	the successful management of our businesses and customer relationships.

DEFENSE MARKET

The U.S. government contracts with numerous domestic and foreign companies for defense products and services. We compete against other large platform and system-integration contractors, as well as smaller companies that specialize in a particular technology or capability. Internationally, we compete with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers operating in the local countries. Our Combat Systems group competes with a large number of domestic and foreign businesses. Our Marine Systems group has only one primary competitor, Northrop Grumman Corporation, with which it also partners or subcontracts on several programs, including the Virginia-class submarine. Our Information Systems and Technology group competes with many companies, from large defense companies to small niche competitors with specialized technologies. The defense market’s contract-based procurement relationships and the long-term operating cycle of many of our major platform programs can result in sustained periods of program continuity when we perform successfully.

We also are involved in teaming and subcontracting relationships with some of our competitors. Competitions for major defense programs often require companies to form teams to bring together broad capabilities to meet the customer’s requirements. Opportunities associated with these programs include roles as the program’s system integrator, overseeing and coordinating the efforts of all participants in the team, or as a provider of a specific hardware, such as military vehicles provided by Combat Systems, or a subsystem element, such as core mission systems provided by Information Systems and Technology.

Another competitive factor in the defense market is the U.S. government’s use of multiple-award indefinite delivery, indefinite quantity (IDIQ) contracts to provide customers with flexible procurement options. IDIQ contracts allow the government to select a group of eligible contractors for a program and establish an overall spending limit. When the government awards IDIQ contracts to multiple bidders under the same program, we must compete to be selected as a participant in the program and subsequently compete for individual delivery orders. This contracting model is most common among our Information Systems and Technology group’s customers but is also being used in programs for which our Combat Systems group competes.

BUSINESS-JET AIRCRAFT MARKET

The business-jet aircraft manufacturing market is divided into segments based on aircraft range, price and cabin size. Gulfstream has at least one competitor for each of its products currently in production, with more competitors for the shorter-range aircraft. There are currently no competitors in the group’s ultra-large-cabin market (G650). Key competitive factors include aircraft safety, reliability and performance; comfort and in-flight productivity; service quality and timeliness; technological and new-product innovation; and price. We believe Gulfstream competes effectively in all of these areas.

The Aerospace group competes in its business-jet aircraft services business primarily on the basis of price, service quality and timeliness. In its maintenance, repair and overhaul (MRO) and fixed-base operations (FBO) business, the group competes worldwide with several other large companies, as well as a large number of smaller companies, particularly in the maintenance business. In its completions business, the Aerospace group competes with original equipment manufacturers (OEMs) as well as other third-party providers.

RESEARCH AND DEVELOPMENT

We conduct independent R&D activities as part of our normal business operations. Over the past three years, the majority of our company-sponsored R&D expenditures was in the defense business. In accordance with government regulations, we recover a significant portion of these expenditures through overhead charges to U.S. government contracts. We also conduct customer-sponsored R&D activities under U.S. government contracts. In the commercial sector, most of our Aerospace group’s R&D activities support Gulfstream’s product enhancement and development programs. For more information on our R&D activities, including our expenditures for the past three years, see Note A to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

EMPLOYEES

On December 31, 2009, we had approximately 91,700 employees, 22 percent of whom work under collective bargaining agreements with various labor representatives. Agreements covering approximately 7 percent of total employees are due to expire during 2010. Historically, we have renegotiated labor agreements without any significant disruption of operating activities.

General Dynamics 2009 Annual Report    11

BACKLOG

Our total backlog represents the estimated remaining sales value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

Summary backlog information for each of our business groups follows:

							2009 Total Backlog Not Expected to be Completed in 2010
December 31	2009			2008
	Funded	Unfunded	Total	Funded	Unfunded	Total
Aerospace	$18,891	$433	$19,324	$21,861	$618	$22,479	$15,645
Combat Systems	11,431	1,985	13,416	12,127	2,831	14,958	6,084
Marine Systems	7,111	15,362	22,473	10,482	15,963	26,445	17,127
Information Systems and Technology	8,423	1,909	10,332	7,242	3,003	10,245	3,413
Total backlog	$45,856	$19,689	$65,545	$51,712	$22,415	$74,127	$42,269

RAW MATERIALS, SUPPLIERS AND SEASONALITY

We depend on suppliers and subcontractors for raw materials and components. These supply networks can experience price fluctuations and capacity constraints, which can put pressure on pricing. Effective management and oversight of suppliers and subcontractors is an important element of our successful performance. We attempt to mitigate these risks through long-term agreements with our suppliers or by negotiating flexible pricing terms in our customer contracts. We have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations.

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

INTELLECTUAL PROPERTY

We are a leader in the development of innovative products, manufacturing technologies and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, we license some intellectual property rights to and from others. The U.S. government holds licenses to our patents developed in the performance of U.S. government contracts, and it may use or authorize others to use the inventions covered by our patents. Although these intellectual property rights are important to the operation of our business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would, in our opinion, have a material impact on our business.

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

12    General Dynamics 2009 Annual Report

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

Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of our operations. Historically, these costs have not been material. Environmental costs often are allowable and recoverable under our contracts with the U.S. government. Based on information currently available and current U.S. government policies relating to allowable costs, we do not expect continued compliance with environmental regulations to have a material impact on our results of operations, financial condition or cash flows. For additional information relating to the impact of environmental controls, see Note N to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

We file several types of reports and other information with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports and information include an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. Free copies of these items are made available on our website (www.generaldynamics.com) as soon as practicable and through the General Dynamics investor relations office at (703) 876-3152.

These items also can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

General Dynamics 2009 Annual Report    13

ITEM 1A. RISK FACTORS

An investment in our common stock or debt securities is, of course, subject to risks and uncertainties. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding whether to purchase our securities.

Investment risks can be market-wide as well as unique to a specific industry or company. The market risks faced by an investor in our stock are similar to the uncertainties faced by investors in a broad range of industries. There are, however, some risks that apply more specifically to General Dynamics based on our type of business.

Because three of our four business groups serve the defense market, our revenues are concentrated with the U.S. government. This customer relationship involves certain unique risks. In addition, our sales to international customers expose us to different financial and legal risks. In our Aerospace group’s market, we face risks tied to U.S. and global economic conditions. Despite the varying nature of our U.S. and international defense and business-aviation operations and the markets they serve, each group shares some common risks, such as the ongoing development of high-technology products and the price, availability and quality of commodities and subsystems.

We depend on the U.S. government for a significant portion of our revenues. In each of the past three years, over two-thirds of our revenues were from the U.S. government. U.S. defense spending historically has been driven by perceived threats to national security. While the country has been under a sustained elevated threat level in recent years, there is no assurance that defense budgets will continue to grow at the pace seen over the past decade. In addition, competing demands for federal funds could put pressure on all areas of spending, which could impact the defense budget.

A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs could adversely affect our future revenues and earnings.

U.S. government contracts generally are not fully funded at inception and are subject to termination. Our U.S. government revenues are funded by agency budgets that operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. From February through September of each year, the appropriations and authorization committees of the Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Second, future revenues under existing multi-year contracts are conditioned on the continuing availability of congressional appropriations. The Congress typically appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Changes in appropriations in subsequent years may impact the funding available for these programs. Delays or changes in funding can impact the timing of available funds or lead to changes in program content.

In addition, U.S. government contracts generally permit the government to terminate a contract, in whole or in part, for convenience. If a contract is terminated for convenience, a contractor usually is entitled to receive payments for its allowable costs and the proportionate share of fees or earnings for the work performed. The government may also terminate a contract for default in the event of a breach by the contractor. If a contract is terminated for default, the government in most cases pays only for the work it has accepted. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on future revenues and earnings.

Our Aerospace group is subject to changing customer demand for business aircraft. Our Aerospace group’s business-jet market is driven by the demand for business-aviation products and services by U.S. and foreign businesses, the U.S. and other governments, and individual customers. The group’s future results also depend on other factors, including general economic conditions, the availability of credit and trends in capital goods markets. If our Aerospace group is unable to replace contracts terminated due to customer defaults with existing contracts in the backlog or new contracts, the group’s anticipated revenues and profitability could be reduced as a result.

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

14    General Dynamics 2009 Annual Report

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

International sales and operations are subject to greater risks that sometimes are associated with doing business in foreign countries. Our international business may pose different risks than our business in the United States. In some countries there is increased chance for economic, legal or political changes. Government customers in newly formed free-market economies typically have procurement procedures that are less mature, which can complicate the contracting process. In this context, our international business may be sensitive to changes in a foreign government’s leadership, national priorities and budgets. International transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. In addition, some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts may include penalties if we fail to meet the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect our revenues and earnings associated with our international business.

Our future success will depend, in part, on our ability to develop new products and maintain a qualified workforce to meet the needs of our customers. Virtually all of the products that we produce and sell are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The commercial and government markets in which we operate are characterized by rapidly changing technologies. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance depends in part on our ability to develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, our future revenues and earnings may be adversely affected.

Developing new technologies entails significant risks and uncertainties that may not be covered by indemnity or insurance. While we maintain insurance for some business risks, it is not practicable to obtain coverage to protect against all operational risks and liabilities. Where permitted by applicable laws, we seek indemnification from the U.S. government. In addition, we may seek limitation of potential liability related to the sale and use of our homeland security products and services through qualification by the Department of Homeland Security under the SAFETY Act provisions of the Homeland Security Act of 2002. We may elect to provide products or services even in instances where we are unable to obtain such indemnification or qualification.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation, the risk factors discussed in this section.

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

General Dynamics 2009 Annual Report    15

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in a number of offices, manufacturing plants, laboratories, warehouses and other facilities in the United States and abroad. We believe our main facilities are adequate for our present needs and, given planned improvements and construction, expect them to remain adequate for the foreseeable future.

On December 31, 2009, our business groups had major operations at the following locations:

•

Aerospace – Lincoln and Long Beach, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Cahokia, Illinois; Westfield, Massachusetts; Las Vegas, Nevada; Teterboro, New Jersey; Dallas, Texas; Appleton, Wisconsin; Beijing, China; Dusseldorf, Hannover and Kassel, Germany; Mexicali, Mexico; Moscow, Russia; Singapore; Basel, Geneva and Zurich, Switzerland; Dubai, United Arab Emirates; Biggin Hill and Luton, United Kingdom.

•

Combat Systems – Anniston, Alabama; Camden, Arkansas; Crawfordsville, St. Petersburg and Tallahassee, Florida; Chicago and Marion, Illinois; Saco, Maine; Westminster, Maryland; Shelby Township, Sterling Heights and Troy, Michigan; Lincoln, Nebraska; Charlotte, North Carolina; Lima, Ohio; Red Lion and Scranton, Pennsylvania; Garland, Texas; Burlington, Vermont; Marion and Woodbridge, Virginia; Oshkosh, Wisconsin; Vienna, Austria; Osasco, Brazil; London, La Gardeur and Valleyfield, Canada; St. Etienne, France; Kaiserslautern, Germany; Granada, La Coruna, Oviedo, Palencia, Sevilla and Trubia, Spain; Kreuzlingen, Switzerland.

•	Marine Systems – San Diego, California; Groton, Connecticut; Bath and Brunswick, Maine; Quonset Point, Rhode Island; Mexicali, Mexico.

•

Information Systems and Technology – Gilbert and Scottsdale, Arizona; San Diego and Santa Clara, California; Needham, Pittsfield and Taunton, Massachusetts; Ypsilanti, Michigan; Bloomington, Minnesota; Greensboro and Newton, North Carolina; Kilgore, Texas; Arlington and Fairfax, Virginia; Calgary and Ottawa, Canada; Oakdale and Tewkesbury, United Kingdom.

A summary of floor space by business group on December 31, 2009, follows:

(Square feet in millions)	Company- owned Facilities	Leased Facilities	Government- owned Facilities	Total
Aerospace	4.8	4.1	—	8.9
Combat Systems	7.6	4.7	7.2	19.5
Marine Systems	6.4	2.1	—	8.5
Information Systems and Technology	3.3	8.0	0.8	12.1
Total	22.1	18.9	8.0	49.0

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note N to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange.

The high and low sales prices of our common stock and the cash dividends declared on our common stock for each quarter of 2009 and 2008 are included in the Supplementary Data contained in Part II, Item 8, of this Annual Report on Form 10-K.

On January 31, 2010, there were approximately 14,000 holders of record of our common stock.

For information regarding securities authorized for issuance under our equity compensation plans, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

We did not make any unregistered sales of equity securities in 2009.

16    General Dynamics 2009 Annual Report

The following table provides information about our fourth quarter repurchases of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares That May Yet Be Purchased Under the Program*
10/5/09 – 11/1/09	—	—	—	2,747,700
11/2/09 – 11/29/09	706,309	$67.10	706,309	2,041,391
11/30/09 – 12/31/09	778,691	$67.59	778,691	9,415,000
Total	1,485,000	$67.36

*	On October 1, 2008, our board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. On December 2, 2009, with 1.8 million shares remaining under the October 2008 authorization, the board of directors increased the number of authorized shares to 10 million. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

For additional information relating to our repurchases of common stock during the past three years, see Financial Condition, Liquidity and Capital Resources – Financing Activities – Share Repurchases contained in Part II, Item 7, of this Annual Report on Form 10-K.

The following performance graph compares the cumulative total return to shareholders on our common stock, assuming reinvestment of dividends, with similar returns for the Standard & Poor’s® 500 Index and the Standard & Poor’s® Aerospace & Defense Index, both of which include General Dynamics.

General Dynamics 2009 Annual Report    17

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

(Dollars and shares in millions, except per-share and employee amounts)	2009	2008	2007	2006	2005
Summary of Operations
Revenues	$31,981	$29,300	$27,240	$24,063	$20,975
Operating earnings	3,675	3,653	3,113	2,625	2,179
Operating margin	11.5%	12.5%	11.4%	10.9%	10.4%
Interest, net	(160)	(66)	(70)	(101)	(118)
Provision for income taxes, net	1,106	1,126	967	817	621
Earnings from continuing operations	2,407	2,478	2,080	1,710	1,448
Return on sales (a)	7.5%	8.5%	7.6%	7.1%	6.9%
Discontinued operations, net of tax	(13)	(19)	(8)	146	13
Net earnings	2,394	2,459	2,072	1,856	1,461
Diluted earnings per share:
Continuing operations	6.20	6.22	5.10	4.20	3.58
Net earnings	6.17	6.17	5.08	4.56	3.61
Cash flows
Net cash provided by operating activities	$2,855	$3,124	$2,952	$2,156	$2,033
Net cash used by investing activities	(1,392)	(3,663)	(875)	(2,616)	(480)
Net cash used by financing activities	(806)	(718)	(786)	(539)	(520)
Net cash (used) provided by discontinued operations	(15)	(13)	(4)	272	322
Cash dividends declared per common share	1.52	1.40	1.16	0.92	0.80
Financial position
Cash and equivalents	$2,263	$1,621	$2,891	$1,604	$2,331
Total assets	31,077	28,373	25,733	22,376	19,700
Short- and long-term debt	3,864	4,024	2,791	2,781	3,287
Shareholders’ equity	12,423	10,053	11,768	9,827	8,145
Debt-to-equity (b)	31.1%	40.0%	23.7%	28.3%	40.4%
Book value per share (c)	32.21	26.00	29.13	24.22	20.34
Operating working capital (d)	948	624	838	1,040	967
Other information
Free cash flow from operations (e)	$2,470	$2,634	$2,478	$1,822	$1,771
Return on invested capital (f)	17.8%	18.5%	16.9%	15.6%	14.9%
Funded backlog	45,856	51,712	37,194	34,024	28,186
Total backlog	65,545	74,127	46,832	43,667	40,754
Shares outstanding	385.7	386.7	404.0	405.8	400.4
Weighted average shares outstanding:
Basic	385.5	396.2	404.4	403.4	401.6
Diluted	387.9	398.7	408.1	406.8	404.8
Employees	91,700	92,300	83,500	81,000	70,900
Sales per employee (g)	346,500	342,600	329,400	309,300	300,700

Note:	Prior year amounts have been reclassified for discontinued operations.
(a)	Return on sales is calculated as earnings from continuing operations divided by revenues.
(b)	Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.
(c)	Book value per share is calculated as total equity divided by total outstanding shares as of year end.
(d)	Operating working capital is calculated as accounts receivable, contracts in process (excluding “other contract costs” – see Note G to the Consolidated Financial Statements in Item 8) and inventories less accounts payable, customer advances and deposits, and liabilities for salaries and wages.
(e)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a GAAP reconciliation of net cash provided by operating activities to free cash flow from operations.
(f)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the calculation and related GAAP reconciliation of return on invested capital.
(g)	Sales per employee is calculated as revenues for the past 12 months divided by the average number of employees for the period.

18    General Dynamics 2009 Annual Report

(Dollars in millions, except per-share amounts or unless otherwise noted)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(For an overview of our business groups, including a discussion of products and services provided, see the Business discussion contained in Part I, Item 1, of this Annual Report on Form 10-K.)

MANAGEMENT OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design, repair and construction; and information systems, technologies and services. We operate through four business groups – Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate, government and individual buyers of business aircraft. We operate in two primary markets: defense and national security, and business aviation. The majority of our revenues derive from contracts with the U.S. military.

The nation’s engagement in combating terrorism around the world, coupled with the need to grow and modernize U.S. military forces, has driven Department of Defense funding levels since 2001. In particular, procurement and research and development (R&D) budgets, also known as investment accounts, provide the majority of our revenues. For fiscal year 2010, the Congress appropriated $531 billion for the Department of Defense, including approximately $185 billion for procurement and R&D. Budget expenditures generally lag congressional funding, and we expect that expenditures applied toward programs over the next few years will be consistent with defense funding appropriated in recent years.

To fund the wars in Afghanistan and Iraq, defense budgets have also included supplemental funding. While some of our programs have received supplemental funds, most of our funding is now derived from base budgets. For fiscal year 2010, the Congress has appropriated approximately $130 billion in supplemental funding, including approximately 20 percent for investment accounts. The Defense Department has requested another $33 billion of supplemental funding in 2010. If this second supplemental is approved, defense funding for fiscal year 2010 will total approximately $693 billion. For fiscal year 2011, the President has requested total defense funding of $708 billion, including $159 billion in supplemental funding. The 2011 budget requests $189 billion for investment accounts, an increase of 2 percent over the fiscal year 2010 appropriation, including a nearly 8 percent increase in procurement funding.

In February 2010, the Department of Defense published the Quadrennial Defense Review (QDR), an analysis of military priorities that shapes defense funding over the ensuing four years. This review reiterated the need for the military to prepare for a broad range of security challenges, and it prioritized continued investment in warfighting capabilities served by our portfolio of defense programs. The Pentagon’s five-year spending plan, also submitted to the Congress in February, reflects the slow, steady growth requirements set forth in the QDR. Through 2015, the base defense budget is expected to grow at a low-single-digit rate. Investment accounts are also projected to display low-single-digit inflation-adjusted growth, with procurement funding for mature programs growing and R&D funding for new programs declining over the period. This five-year plan also forecasts a reduction in future supplemental funding levels consistent with the administration’s plan to reduce troop levels in Iraq, offset somewhat by an increased footprint in Afghanistan.

Our future growth in the U.S. defense market is driven by the size and allocation of the defense budget, the diversity of our exposure to different programs and customers within the budget, our ability to evolve our products to address a fast-changing threat environment, and our successful execution of the contracts we are awarded. While the landscape will continue to evolve in conjunction with dynamic macroeconomic and geopolitical conditions, we expect defense funding to continue to be driven by the following:

•	support for the warfighter from the administration and the Congress in the face of threats posed by an uncertain global security environment;

•	the number of troops deployed in Afghanistan and Iraq, coupled with the increase in the overall size of the U.S. military;

•	the need to reset and replenish equipment and supplies damaged and consumed in Iraq and Afghanistan since 2001;

•	the need to maintain thousands of jobs that support the health of our nation’s military infrastructure; and

•	the need to modernize that infrastructure to address the evolving requirements of modern-day warfare.

        Beyond the U.S. defense market, governments around the world continue to fund weapons and equipment modernization programs, leading to significant defense export opportunities. We are committed to pursuing opportunities presented by international demand for military hardware and information technologies. While the revenue potential can be significant, international defense budgets are subject to unpredictable issues of contract award timing, changing priorities and overall spending pressures. As we broaden the customer base for our defense products around the world, we expect our international sales and exports to grow.

The deterioration in the global economic environment in late 2008 and early 2009 significantly impacted the business-aviation market. Difficult economic conditions, tight credit markets and negative business-jet rhetoric

General Dynamics 2009 Annual Report    19

in the first half of 2009 caused new-aircraft orders to decline, customers to default on aircraft contracts and pre-owned aircraft inventories to grow.

Business-jet market conditions began to improve in the second half of 2009, in line with the broader financial market recovery. Improved flying hours, increased new-aircraft order interest, particularly for large-cabin aircraft, abating customer defaults and higher aircraft service activity helped to stabilize our Aerospace business. Barring any further economic turmoil, we believe the diversity and duration of our business-jet order book positions the Aerospace group for further improvement in 2010. Continued investment in new aircraft products is expected to drive the Aerospace group’s long-term growth, particularly when it begins delivering its newest aircraft offerings, the G250 (scheduled to enter service in 2011) and the G650 (scheduled to enter service in 2012). Similarly, we believe that aircraft-service revenues provide the group diversified exposure to aftermarket sales fueled by continued growth in the global installed business-jet fleet.

We are committed to creating shareholder value through ethical business practices, disciplined program management and continuous operational improvements. Our solid performance is measured in our sustained revenue and earnings growth and strong cash flow. General Dynamics’ record as an industry leader in cash-flow generation has provided us the flexibility to execute our operational strategy and enabled us consistently to deploy resources to further enhance shareholder returns through acquisitions, payment of dividends and share repurchases.

CONSOLIDATED OVERVIEW

The following discussion of our results of operations is based on operating performance at the business group level. The disclosures focus on the material financial measures we use to evaluate the performance of each of our four business groups, including revenues, operating earnings and margins, cash flow, and orders and backlog. For the defense business groups, the discussion of results of operations is based on specific contracts and programs that drive the group’s results rather than types of products and services, which often comprise multiple contracts with different customers. For the Aerospace group, the results are analyzed with respect to specific lines of products and services, consistent with how the group is managed.

In the defense business groups, the majority of the revenues are generated by long-term government contracts. As discussed further in the Application of Critical Accounting Policies section, we account for revenues under these contracts using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work progresses, either as products are produced and delivered or as services are rendered. As a result, changes in revenues are generally discussed in terms of volume. Volume indicates increases or decreases in revenues due to changes in production or construction activity levels, delivery schedules or levels of services on individual contracts.

In the Aerospace group, we recognize revenue using the percentage-of-completion method. Sales contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s completion, which includes exterior painting and installation of customer-selected interiors and optional avionics. We record revenues on these contracts at two milestones: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the aircraft. Revenues in the Aerospace group’s aircraft outfitting and services businesses are recognized as work progresses or upon delivery of the service, similar to our defense businesses. Changes in revenues in this group result from the number of new aircraft deliveries (both green and completion), the progress toward completion of aircraft outfitting activities, the level of service activity during the period and the number of pre-owned aircraft sold.

Operating earnings and margins in the defense business groups are discussed in terms of changes in revenue volume, performance, the mix of contracts (e.g., fixed-price/cost-reimbursable) and the phases of work within those contracts (e.g., development/production). Performance refers to changes in contract earnings rates during the term of the contract based on revisions to estimates of profit at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract and/or the estimated costs required to complete the contract. The following discussion of results provides additional disclosure to the extent that a material or unusual event causes a change in the profitability of a contract.

In general, operating earnings and margins in the Aerospace group are a function of the prices we charge for our aircraft, our operational efficiency in manufacturing and completing the aircraft, and the mix of aircraft deliveries among the higher-margin large-cabin and lower-margin mid-size aircraft. Additional factors affecting the group’s earnings and margins include the volume and profitability of services work performed, the number and type of pre-owned aircraft sold, and the level of general and administrative costs incurred by the group, which include selling expenses and research and development costs.

Year Ended December 31	2009		2008		2007
	Revenues	Operating Earnings	Revenues	Operating Earnings	Revenues	Operating Earnings
Aerospace	$5,171	$707	$5,512	$1,021	$4,828	$810
Combat Systems	9,645	1,262	8,194	1,111	7,797	916
Marine Systems	6,363	642	5,556	521	4,993	421
Information Systems and Technology	10,802	1,151	10,038	1,075	9,622	1,027
Corporate	—	(87)	—	(75)	—	(61)
	$31,981	$3,675	$29,300	$3,653	$27,240	$3,113

20    General Dynamics 2009 Annual Report

Review of 2009 vs. 2008

Year Ended December 31	2009	2008	Variance
Revenues	$31,981	$29,300	$2,681	9.2%
Operating earnings	3,675	3,653	22	0.6%
Operating margin	11.5%	12.5%

General Dynamics’ revenues increased significantly in 2009 compared with 2008, as strong performance in each of our defense businesses more than offset the decline in the business-jet market. The Combat Systems group generated the strongest revenue growth from higher volume in its U.S. and European military vehicle programs and the acquisition of AxleTech International in December 2008. The Marine Systems group’s revenues were up significantly because of increased activity on U.S. Navy and commercial shipbuilding and repair programs across our shipyards. In the Information Systems and Technology group, increased volume in each of the group’s U.S. operations and recent acquisitions drove the group’s revenue growth. Revenues decreased in the Aerospace group in 2009 following our decision to cut aircraft production and deliveries – principally mid-size aircraft – in response to a significant downturn in the business-jet market in the first half of the year. This decline was offset partially by the acquisition of Jet Aviation in November 2008.

Our operating earnings increased slightly in 2009 over 2008. Earnings growth in each of our defense businesses was mostly offset by reduced earnings in Aerospace. Operating margins were up significantly in the Marine Systems group because of improved operating performance at each of our shipyards during the year. In the Information Systems and Technology group, margins remained consistent with those achieved in 2008. A shift in contract mix in the Combat Systems group led to reduced margins compared with the prior year. The Aerospace group’s margins were reduced by a five-week furlough at the group’s aircraft assembly operations in the third quarter of 2009, losses associated with pre-owned aircraft activities and the addition of lower-margin business at Jet Aviation. As a result, our overall operating margins decreased by 100 basis points in 2009 compared with 2008.

Review of 2008 vs. 2007

Year Ended December 31	2008	2007	Variance
Revenues	$29,300	$27,240	$2,060	7.6%
Operating earnings	3,653	3,113	540	17.3%
Operating margin	12.5%	11.4%

We generated solid revenue growth in 2008 compared with 2007, and operating earnings increased at more than twice the rate of revenue growth. The Aerospace and Marine Systems groups achieved the most significant jump in revenues as a result of increases in business-jet deliveries and higher activity on shipbuilding programs. Revenues increased in the Combat Systems group due to strong demand for U.S. military vehicles and related support services. Higher activity in tactical and strategic mission systems contributed the majority of the revenue growth in the Information Systems and Technology group. Our operating earnings increased significantly in 2008, and three of our four business groups reported earnings in excess of $1 billion. Growth in operating earnings exceeded the revenue growth in each of our business groups due to strong program execution and a continued focus on operating performance. Overall, our operating margins increased 110 basis points to 12.5 percent in 2008.

Cash Flow

Cash flows from operations in 2009 exceeded net earnings for the 11th consecutive year. Net cash provided by operating activities was $2.9 billion in 2009, $3.1 billion in 2008 and $3 billion in 2007. Over the three-year period, we deployed our cash to fund acquisitions and capital expenditures, repurchase our common stock, pay dividends and repay maturing debt. Our net debt – debt less cash and equivalents and marketable securities – was $1.2 billion at year-end 2009 compared with $2.3 billion at the end of 2008. This $1.1 billion decrease in net debt was achieved after the following capital deployments: $811 spent on acquisitions, $577 of dividends paid, $520 of company-sponsored research and development, $385 of capital expenditures, approximately $330 of contributions to our retirement plans and $209 of share repurchases during the year.

General Dynamics 2009 Annual Report    21

Other Financial Information

General and administrative (G&A) expenses as a percentage of revenues were 6.1 percent in 2009, 5.9 percent in 2008 and 6 percent in 2007. G&A expenses were $2 billion in 2009, $1.7 billion in 2008 and $1.6 billion in 2007. We expect 2010 G&A to be approximately 6 percent of revenues.

Net interest expense increased to $160 in 2009 compared with $66 in 2008 and $70 in 2007 due to the issuance of additional debt in 2008 and 2009 and lower interest income, reflecting lower market interest rates and a reduced invested cash balance during the year. We expect net interest expense of approximately $150 in 2010, subject to capital deployment activities during the year.

Our effective tax rate was 31.5 percent in 2009, 31.2 percent in 2008 and 31.7 percent in 2007. The 2008 rate included a $35, or approximately $0.09 per-share, benefit from the settlement of tax refund litigation, which reduced the 2008 tax rate by 100 basis points. Our effective tax rate in 2007 was impacted favorably by the resolution of our 2003 to 2004 federal income tax audit with the Internal Revenue Service. This settlement resulted in a benefit of $18, or approximately $0.04 per share, which reduced our effective tax rate by 60 basis points. We anticipate an effective tax rate of approximately 31.5 to 32 percent in 2010. For additional discussion of tax matters, see Note E to the Consolidated Financial Statements.

Discontinued Operations

In 2008, we entered into an agreement to sell our Spanish nitrocellulose operation and recognized a pretax loss of $11 in discontinued operations in anticipation of the sale. We are awaiting Spanish government approval and expect the sale to close in 2010. In 2007, we completed the sale of our coal mining operation and received proceeds of approximately $25. Our reported revenues exclude the revenues associated with these divested businesses. We have presented their operating results, along with the gains and losses from the transactions discussed above, as discontinued operations, net of income taxes.

Backlog and Estimated Potential Contract Value

Our total backlog was $65.5 billion at the end of 2009 compared to $74.1 billion at year-end 2008. Funded backlog was $45.9 billion at year end, down from $51.7 billion at the end of 2008. We received $26.4 billion of new orders in 2009. The Information Systems and Technology group’s orders were particularly strong in 2009, resulting in a book-to-bill ratio (orders divided by revenues) greater than one-to-one for the second consecutive year. Combat Systems also had another strong order year, driven in part by growing international order activity late in the year.

The total backlog for our defense businesses decreased in 2009 to $46.2 billion at the end of the year, compared with $51.6 billion at the end of 2008. The defense backlog represents the estimated remaining sales value of work to be performed under firm contracts. About three-quarters of the decline in our defense backlog during 2009 was in Marine Systems, which traditionally receives large, multi-year awards and works down that backlog in subsequent periods. The funded portion of the defense backlog was $27 billion at the end of 2009, down from $29.9 billion in December 2008. This includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in the backlog only firm contracts we believe are likely to receive funding.

The Aerospace group’s total backlog was $19.3 billion at the end of 2009 following a record level of $22.5 billion at year-end 2008. Aerospace funded backlog was $18.9 billion at the end of 2009 compared to $21.9 billion at the end of 2008. Aerospace funded backlog represents orders for which we have definitive purchase contracts and deposits from the customer. The Aerospace unfunded backlog of $433 at the end of 2009 consists of agreements to provide future aircraft maintenance and support services.

Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft, which we refer to collectively as estimated potential contract value.

Customers use IDIQ contracts when they have not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements, which set forth the majority of the contractual terms, including prices, are funded as delivery orders are placed. A significant portion of our estimated potential contract value includes our estimate of the value we will receive under multiple-award IDIQ contracts in which we are one of several companies competing for task orders. The estimated contract value also includes IDIQ contracts for which we have been designated as the sole-source supplier to design, develop, produce and integrate complex products and systems over several years for the military or other government agencies. We believe the customers intend to fully implement these systems. Because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, we recognize these contracts in backlog only when they are funded.

22    General Dynamics 2009 Annual Report

Contract options in our defense businesses represent agreements to perform additional work beyond the products and services associated with firm contracts, if the customer exercises the option. These options are negotiated in conjunction with a firm contract and provide the terms under which the customer may elect to procure additional units or services at a future date. Contract options in the Aerospace group represent options to purchase new aircraft and long-term agreements with fleet customers. We recognize options in backlog when the customer exercises the option and establishes a firm order.

On December 31, 2009, the estimated potential value associated with these IDIQ contracts and contract options was approximately $17.6 billion, up from $16.8 billion at the end of 2008. This represents our estimate of the potential value we will receive. The actual amount of funding received in the future may be higher or lower. We expect to realize this value over the next 10 to 15 years.

REVIEW OF OPERATING SEGMENTS

AEROSPACE

Review of 2009 vs. 2008

Year Ended December 31	2009	2008	Variance
Revenues	$5,171	$5,512	$(341)	(6.2)%
Operating earnings	707	1,021	(314)	(30.8)%
Operating margin	13.7%	18.5%

Gulfstream aircraft deliveries (in units):
Green	94	156	(62)	(39.7)%
Completion	110	152	(42)	(27.6)%

The Aerospace group’s revenues decreased in 2009, the net result of a 24 percent decline in Gulfstream revenues that was offset in part by revenues from Jet Aviation, which we acquired in the fourth quarter of 2008. The combination of the global economic deterioration and credit crisis along with negative business-jet rhetoric had a significant impact on the business-jet market in 2009. To adjust to the economic conditions and weakened demand, we reduced Gulfstream’s 2009 aircraft production and delivery schedule, primarily in the group’s mid-size models, to bridge the market downturn. This included a five-week furlough at the group’s production center in Savannah, Georgia, in July and August. As a result, aircraft-manufacturing revenues decreased 28 percent in 2009 compared with 2008. The economic environment also impacted the group’s aircraft services business. Organic aircraft-services revenues were down 15 percent in 2009 resulting from reduced flying hours and customer deferral of aircraft maintenance. The decline in aircraft manufacturing and services revenues was slightly offset by higher pre-owned aircraft revenues in 2009. The group sold six pre-owned aircraft for $124 in 2009 compared with two sales for $18 in 2008.

The group’s operating earnings declined in 2009 compared with 2008 due primarily to the factors noted above. The components of the reduction in earnings were as follows:

Aircraft manufacturing and completions	$(220)
Pre-owned aircraft	(18)
Aircraft services	1
Other	(77)
Total decrease in operating earnings	$(314)

The net decrease in the group’s aircraft manufacturing and completions earnings in 2009 resulted from the reduction in Gulfstream aircraft deliveries offset in part by the addition of Jet Aviation’s aircraft completions and refurbishing business. The earnings decline associated with the decreased Gulfstream volume was mitigated by cost-reduction initiatives, a shift in the mix of aircraft deliveries toward large-cabin aircraft, and liquidated damages collected on defaulted aircraft contracts. As a result, aircraft manufacturing margins increased in 2009 over 2008 despite the decline in volume during the year. The group continues to focus on reducing costs through production improvements and operational efficiencies to maintain aircraft-manufacturing margins.

In late 2008 and early 2009, the supply in the global pre-owned aircraft market increased significantly, putting considerable pressure on pricing. As a result, the group wrote down the carrying value of its pre-owned aircraft inventory in 2009. Pricing in the pre-owned market appears to have stabilized in the second half of 2009, particularly for large-cabin aircraft. The group continues to work to minimize its pre-owned aircraft exposure, with four pre-owned aircraft valued at $60 remaining in inventory at the end of 2009.

Aircraft services earnings were steady in 2009 compared with 2008 as the addition of Jet Aviation’s maintenance and repair activities, fixed-base operations and aircraft management services offset a decrease in organic aircraft services earnings. A significant reduction in flight hours in the business-jet market put competitive pressure on aircraft maintenance and repair earnings in 2009.

The group’s operating earnings also were impacted negatively in 2009 by severance costs associated with workforce reduction activities and intangible asset amortization related to the Jet Aviation acquisition.

The factors discussed above and the addition of lower-margin Jet Aviation business caused the group’s overall operating margins to decrease 480 basis points in 2009 compared with 2008.

General Dynamics 2009 Annual Report    23

Review of 2008 vs. 2007

Year Ended December 31	2008	2007	Variance
Revenues	$5,512	$4,828	$684	14.2%
Operating earnings	1,021	810	211	26.0%
Operating margin	18.5%	16.8%

Gulfstream aircraft deliveries (in units):
Green	156	138	18	13.0%
Completion	152	138	14	10.1%

The Aerospace group generated significant revenue growth in 2008, attributable primarily to increased aircraft deliveries compared with 2007. New aircraft revenues were up 12 percent in 2008 as a result of the increased aircraft production. Aircraft services volume increased 8 percent over 2007. The acquisition of Jet Aviation in November 2008 contributed approximately one-quarter of the group’s increase in revenues. The group’s pre-owned aircraft revenues were $18 in 2008, down from $78 in 2007.

The Aerospace group’s operating earnings increased at a significantly higher rate than revenues in 2008. Approximately $157 of the earnings growth resulted from higher new-aircraft and aircraft-services volume. Improved pricing, a favorable delivery mix and productivity improvements in the aircraft assembly and outfitting processes increased earnings by approximately $105. Reduced sales of pre-owned aircraft and write-downs of pre-owned aircraft inventory reduced the group’s earnings growth by $25. Increased selling expenses from strong order activity and higher product-development costs associated with the introduction of two new aircraft models in 2008 also reduced the group’s earnings growth by $26.

Backlog and Estimated Potential Contract Value

The economic turmoil of late 2008 and early 2009 had a significant impact on the business-jet market. The collapse of the global economy led some customers in the backlog to default on their contracts and caused some prospective customers to delay aircraft orders. Both the large-cabin and mid-size segments experienced a decline in orders in late 2008 and early 2009. However, the mid-size market experienced the greatest impact. Large-cabin orders improved steadily throughout the year. Excluding the introduction of the new G650, large-cabin orders in the fourth quarter of 2009 reached their highest level since the second quarter of 2008. Despite the rebound in order activity resulting in a full-year book-to-bill ratio (orders divided by revenues) greater than one-to-one, the customer defaults led to a 14 percent decline in the group’s backlog from the end of 2008. The Aerospace group ended 2009 with $19.3 billion of backlog, of which $18.9 billion was funded. Scheduled large-cabin deliveries are sold out through 2010 and well into 2011. Conditions in the mid-size market remain challenging. However, these aircraft represent a declining proportion of our portfolio. We continually assess aircraft production requirements and will modify the group’s production and delivery schedule as necessary based on the state of the backlog and the business-jet market.

Over the past few years, the group’s customer base has become increasingly diverse, both in customer type and geographic region. The group’s year-end backlog is divided approximately evenly among public companies, private companies and individual buyers. No one customer represents more than 1 percent of the group’s backlog. In addition, the backlog has shifted toward the international market, with customers outside North America comprising almost 60 percent of the backlog. The Aerospace backlog has also been diversified to include orders for the group’s newest aircraft models – the G650 and the G250. Both of these aircraft were introduced in 2008 and achieved their scheduled first flight in the fourth quarter of 2009. Initial green deliveries for each are scheduled to begin in 2011.

The backlog does not include options to purchase new aircraft or long-term agreements with fleet customers. These arrangements totaled $1.4 billion at the end of 2009 and are included in estimated potential contract value.

2010 Outlook

We expect a low- to mid-single-digit percentage increase in the Aerospace group’s revenues in 2010 compared with 2009. We expect to deliver approximately the same number of aircraft, with a further shift toward the large-cabin models. We also anticipate a modest increase in aircraft services activity in 2010. Based on the favorable mix of aircraft deliveries and the stabilization of the pre-owned aircraft market, tempered by the pace of ongoing operational improvement efforts at Jet Aviation, we expect the Aerospace group’s margins to improve slightly over 2009 to approximately 14 percent. These expectations do not assume any recovery in the mid-size market in 2010.

24    General Dynamics 2009 Annual Report

COMBAT SYSTEMS

Review of 2009 vs. 2008

Year Ended December 31	2009	2008	Variance
Revenues	$9,645	$8,194	$1,451	17.7%
Operating earnings	1,262	1,111	151	13.6%
Operating margin	13.1%	13.6%

The Combat Systems group’s revenues increased significantly in 2009 compared with 2008. The increase in revenues was driven by 12.5 percent organic growth and the acquisition of AxleTech International in December 2008. The group received strong contributions to this growth from each of its markets:

U.S. military vehicles	$774
Weapons systems and munitions	532
European military vehicles	145
Total increase in revenues	$1,451

Increased volume on the Stryker wheeled combat vehicle and Abrams main battle tank programs generated over half of the group’s revenue growth in 2009. The higher Stryker activity was due to increased vehicle production and modernization work. Under the Abrams program, the group continued to upgrade M1A1 tanks to the M1A2 System Enhancement Package (SEP) configuration for the U.S. Army and produced more Abrams tank kits for Egypt. The revenue growth in the U.S. military vehicles business was tempered somewhat by lower volume on the group’s mine-resistant, ambush-protected (MRAP) vehicle deliveries, which were completed in the second quarter of 2009.

Organic revenues were up in the group’s weapons systems and munitions businesses due to increased production of armor kits for Stryker vehicles, an increase in deliveries of Hydra-70 rockets and higher volume on munitions supply contracts for the United States and Canada.

The group’s European military vehicle business generated strong revenue growth in 2009. Revenues increased as a result of higher activity on several wheeled armored vehicle production programs, including the Piranha for Belgium and Spain and the Eagle for Germany. Volume also increased on the group’s European arms and munitions and mobile bridge programs, while activity was down on the Leopard tank program with the Spanish government.

The Combat Systems group’s operating earnings grew in 2009, though at a lower rate than revenues, resulting in a 50 basis-point decrease in operating margins compared with 2008. The group’s margins in 2008 were unusually high because of a favorable program mix in the U.S. military vehicles business.

Review of 2008 vs. 2007

Year Ended December 31	2008	2007	Variance
Revenues	$8,194	$7,797	$397	5.1%
Operating earnings	1,111	916	195	21.3%
Operating margin	13.6%	11.7%

In 2008, the Combat Systems group’s revenues were up compared with 2007 due to strength in the group’s U.S. military vehicles business. The majority of the revenue growth was generated by higher activity on the MRAP vehicle program, which emerged in late 2007, and several contracts in support of the group’s Abrams main battle tank modernization efforts, including the SEP upgrade and repair and reset work for battle-damaged M1 tanks. Revenues in the group’s weapons systems business decreased in 2008 due to fewer deliveries of systems that help protect U.S. combat forces from improvised explosive devices (IEDs). Revenues increased slightly on the group’s munitions programs over 2007. In the group’s European military vehicles business, volume was lower during the year on several international military vehicle programs, including the Leopard tank program.

The group’s operating earnings grew significantly in 2008, increasing at more than four times the rate of revenue growth during the year. While the most significant driver of the group’s earnings growth was improved performance in the U.S. military vehicle business, particularly on the MRAP and Abrams programs, each of the group’s businesses generated at least a 100 basis-point increase in margins in 2008. The operating leverage achieved across Combat Systems’ operations in 2008 produced an overall 190 basis-point improvement in the group’s operating margins compared with 2007.

Backlog and Estimated Potential Contract Value

The Combat Systems group’s total backlog was $13.4 billion at the end of 2009, down 10 percent from $15 billion at year-end 2008. Funded backlog decreased 6 percent in 2009 to $11.4 billion at year end. Approximately $930, or 60 percent, of the year-over-year decline in the group’s backlog is attributable to the Army’s termination for convenience of the manned ground vehicle portion of the Future Combat Systems (FCS) program. The Army currently is considering its alternatives for ground combat

General Dynamics 2009 Annual Report    25

vehicle requirements, which we expect will provide additional opportunities for Combat Systems, including the addition of an eighth Stryker Brigade. The group received $8.6 billion of new orders in 2009. The group’s backlog consists primarily of long-term production contracts that have scheduled deliveries through 2015.

The group’s backlog at the end of 2009 included approximately $2.8 billion for M1 Abrams main battle tank modernization and upgrade programs. These include the M1A2 SEP, System Technical Support (STS) and Tank Urban Survivability Kit (TUSK) programs. Under the SEP program, we retrofit Abrams main battle tanks with improved electronics, command-and-control capabilities and armor enhancements that are designed to improve the tank’s effectiveness. The group continued work in 2009 on a multi-year contract awarded in 2008 to upgrade the remaining M1A1 Abrams tanks to the SEP configuration. Approximately 50 percent of the group’s Abrams backlog at year end was for the SEP program. Under the STS program, we identify improvements and replace obsolete parts on Abrams tanks to maintain the tanks at high operational readiness rates. TUSK is a technological upgrade that improves the effectiveness of the tank in urban warfare environments. At year end, the Abrams backlog included a combined $620 for the STS and TUSK programs. In 2009, the group received awards from the Army totaling $580 for all Abrams-related programs, including awards to build M1A1 Situational Awareness (SA) tanks for the Iraqi army and for M1A2 upgrades for Saudi Arabia.

The Army’s Stryker wheeled combat vehicle program comprised over $2 billion of the group’s backlog at year end, including the production of approximately 700 vehicles scheduled for delivery through 2012. The group received over $2.1 billion of Stryker orders in 2009, including awards worth approximately $930 for vehicle production, $590 for contractor logistics support and $500 for Stryker modernization. In January 2010, the Army awarded the group a contract worth an additional $85 for battle-damage assessment, repair services and materials for Stryker brigades deployed to Iraq and Afghanistan. In February 2010, the Army awarded the group an additional $250 to continue Stryker logistics support and requested funds to establish an additional Stryker Brigade Combat Team.

Almost $500 of the group’s backlog at the end of 2009 was for the U.S. Marine Corps’ Expeditionary Fighting Vehicle (EFV) program. The group is building seven new prototypes under the system design and development phase of the EFV program, which the group expects to deliver in 2010.

The Combat Systems group has several significant international military vehicle production contracts in backlog. The backlog at the end of the year included:

•	$1.8 billion for Light Armored Vehicles under a Foreign Military Sale (FMS) contract through the Army,

•	$650 for the production of 190 Pizarro Advanced Infantry Fighting Vehicles scheduled for delivery to the Spanish army through 2015,

•	$425 for Pandur vehicles for an international customer,

•	$330 for the production of 90 Pandur II vehicles for the Czech Republic,

•	$240 from the Swiss government to provide 232 Duro wheeled armored personnel vehicles,

•	$170 for a contract with the government of Belgium for 82 Piranha wheeled military vehicles and

•	$170 for the production of 64 Leopard 2E battle tanks, which the group produces for the Spanish army using a design licensed from a German company.

In addition, Combat Systems was selected in 2009 as the prime contractor and systems integrator for the Canadian government’s LAV III upgrade program. The program has a potential value of $850, and we expect to receive a contract in 2010.

The Combat Systems group’s backlog at year end also included approximately $2.6 billion in weapons systems, munitions, detection systems and composite-structures programs. In 2009, the group received awards totaling $210 for the production of Hydra-70 rockets, bringing the total contract value to date to over $1 billion. The group also received awards worth approximately $115 from the Canadian government to supply various calibers of training and tactical ammunition and $75 from the Army for production of M2HB machine guns.

2010 Outlook

We expect 4 to 5 percent revenue growth in Combat Systems in 2010 attributable largely to international vehicle contracts and to growing activity in U.S. armament and munitions programs. We anticipate a slight decline in the group’s operating margins to the high-12 percent range due to a shift in program mix, including the start-up of several new contracts.

MARINE SYSTEMS

Review of 2009 vs. 2008

Year Ended December 31	2009	2008	Variance
Revenues	$6,363	$5,556	$807	14.5%
Operating earnings	642	521	121	23.2%
Operating margin	10.1%	9.4%

Each of the Marine Systems group’s shipyards contributed to the group’s strong growth in revenues and operating earnings in 2009 over the prior year. The increase in revenues consisted of the following:

Multi-year Navy ship construction	$552
Other Navy ship design, construction, engineering and repair	229
Commercial ship construction	26
Total increase in revenues	$807

The group’s multi-year ship-construction programs for the U.S. Navy include Virginia-class submarines, T-AKE combat-logistics ships and

26    General Dynamics 2009 Annual Report

DDG-51 and DDG-1000 destroyers. The Virginia-class program contributed almost two-thirds of the group’s increase in revenues. The group delivered the sixth boat under the program in 2009 and continued construction on the next five of the remaining 12 boats under contract. Virginia activity is expected to continue to ramp up as the group moves toward construction of two ships per year starting in 2011 with deliveries scheduled through 2018. Activity was down slightly on the T-AKE program in 2009 as the group continued construction on the ninth through 12th ships. The group delivered the seventh and eighth ships in 2009, and deliveries of the remaining four ships awarded to date are scheduled through 2011 with ships 13 and 14 in 2012. On the destroyer programs, revenues were up in 2009 as activity increased significantly on the group’s design and production contracts for the DDG-1000 next-generation destroyer, while volume on the DDG-51 Arleigh Burke-class program decreased, consistent with our expectations. The first DDG-1000 delivery is scheduled in 2014, and the remaining three DDG-51 destroyers under contract are scheduled for delivery through 2011.

In addition to these ship-construction programs, volume was up significantly in 2009 on engineering and repair programs for the Navy. The growing service requirements of the Navy’s aging fleet, along with the rebalancing of the fleet to position more ships on the West Coast, generated significant additional repair volume for our West Coast operations.

The group’s commercial shipbuilding activity consists of a five-ship product carrier program. Activity on this program increased slightly in 2009 as the first three ships were delivered and construction continued on the remaining two ships, which are scheduled for delivery in 2010.

The Marine Systems group’s operating earnings increased significantly in 2009. Each of the group’s shipyards has focused on operational efficiency and achieved significant labor and material cost reductions during the year. These efforts resulted in higher earnings rates on several key programs in 2009, including the Virginia-class, DDG-51, DDG-1000 and commercial product carrier programs. As a result, the group’s operating margins increased 70 basis points over 2008 to 10.1 percent. The group’s significant improvement in 2009 followed a 100-basis point increase in margins in 2008 over 2007.

Review of 2008 vs. 2007

Year Ended December 31	2008	2007	Variance
Revenues	$5,556	$4,993	$563	11.3%
Operating earnings	521	421	100	23.8%
Operating margin	9.4%	8.4%

Revenues in the Marine Systems group were up in 2008 as a result of increased activity at each of the group’s shipyards. Activity increased on the Virginia-class program as the group delivered the fourth and fifth boats in the program in 2008. Volume also increased on the T-AKE and DDG-1000 programs. Commercial shipbuilding volume was up in 2008 as the group ramped up construction of the first three of its product-carrier ships. Slightly lower activity on the DDG-51 destroyer program and the completion of the group’s SSGN submarine conversion contract in the fourth quarter of 2007 slightly offset the other volume increases in the group in 2008. The Marine Systems group improved its performance significantly in 2008, increasing operating earnings at double the rate of revenue growth. As a result of operational efficiencies realized at each of its shipyards, the group increased program earnings rates in 2008 on the Virginia, DDG-51, T-AKE and commercial product carrier programs. These improvements increased the group’s overall margins by 100 basis points in 2008.

Backlog and Estimated Potential Contract Value

The Marine Systems group’s backlog consists of long-term submarine and ship construction programs, as well as numerous repair and engineering contracts. The group generally receives large contract awards that provide backlog for several years. For example, in 2008 the group received a $14 billion contract for the construction of eight Virginia-class submarines to be delivered through 2018. After reaching an all-time high of $26.4 billion at the end of 2008, the group’s backlog decreased to $22.5 billion at year-end 2009, consistent with this historical pattern. The group’s funded backlog at the end of 2009 was $7.1 billion, down from $10.5 billion at year-end 2008. The current backlog includes shipbuilding deliveries through 2018.

The Virginia-class submarine program was our largest single program in 2009 and is the largest contract in the group’s backlog. The group’s backlog at year end included $16.3 billion for 12 Virginia-class submarines. As the prime contractor on the Virginia-class program, we report the entire backlog and revenues associated with the program but share the construction activity and the earnings equally with our teaming partner. The current Navy plan calls for construction of one submarine in 2010 and two per year beginning in 2011.

Navy destroyer programs represent another significant component of the group’s backlog. These include the Arleigh Burke-class DDG-51 and Zumwalt-class DDG-1000 destroyer programs. The group’s backlog at the end of 2009 included $1.2 billion for the ongoing design effort and construction of the first DDG-1000. In 2009, the group received approximately $300 in orders under the DDG-1000 program,

General Dynamics 2009 Annual Report    27

including approximately $160 for Class Common Equipment (CCE) material to begin construction of the first ship. At year end, the backlog included approximately $365 for the remaining three DDG-51 destroyers under contract. We anticipate receiving funding for long-lead materials for an additional DDG-51 in 2010. The group is currently negotiating contracts with the Navy for the construction of two additional DDG-1000s. We expect these awards to provide stability to the group’s destroyer production for the foreseeable future.

The Marine Systems group’s backlog at year end also included $880 for four of the remaining six ships under the Navy’s T-AKE combat-logistics ship program, including $200 of long-lead materials for the last two ships. These two ships have been authorized and appropriated by the Congress, and we expect to receive construction contracts in 2010. The year-end backlog included $390 for the Navy’s Littoral Combat Ship (LCS) program. In 2009, the group delivered its first LCS and received an order worth approximately $410 from the Navy for the second ship, scheduled for delivery in 2012.

At the end of 2009, the group’s backlog included approximately $125 for the remaining effort on the group’s product carrier contract.

In addition, the Marine Systems group’s backlog at year end included approximately $3.2 billion for engineering, repair, overhaul and other services. In January 2010, the Navy awarded the group an additional $120 to continue a development contract for concept studies, engineering and design of a Common Missile Compartment for the next-generation ballistic missile submarines under development for the Navy and the Royal Navy of the United Kingdom.

2010 Outlook

We expect 7 to 8 percent revenue growth in Marine Systems in 2010 as activity continues to ramp up on the Virginia-class and DDG-1000 construction programs, as well as submarine engineering activities. The group’s operating margins should moderate somewhat to the mid-9 percent range due to a shift in contract mix from more mature programs to earlier-stage construction, particularly among the group’s destroyer programs.

INFORMATION SYSTEMS AND TECHNOLOGY

Review of 2009 vs. 2008

Year Ended December 31	2009	2008	Variance
Revenues	$10,802	$10,038	$764	7.6%
Operating earnings	1,151	1,075	76	7.1%
Operating margin	10.7%	10.7%

The Information Systems and Technology group’s revenues reached the highest level in the group’s history in 2009, with revenue growth generated in each of the group’s market segments. The group’s organic revenue growth was over 4 percent in 2009 with the remainder of the growth provided by acquisitions in the group’s information technology (IT) services and intelligence mission systems businesses. The overall increase in revenues in 2009 was well-distributed across the group’s businesses:

Information technology and mission services	$296
Tactical and strategic mission systems	258
Intelligence mission systems	210
Total increase in revenues	$764

In the group’s IT services business, approximately 20 percent of the revenue growth in 2009 was organic and resulted primarily from higher volume on several IT infrastructure and support programs, including the New Campus East (NCE) contract for the National Geospatial Intelligence Agency, the Network-Centric Solutions (NETCENTS) program for U.S. federal agencies and the Technology Operations and Maintenance Infrastructure Support (TOMIS) contract for the U.S. Bureau of Citizenship and Immigration. The revenue growth on these programs was partially offset by lower activity in the commercial wireless market.

The most notable performance drivers in the group’s tactical and strategic mission systems business were higher volume on the Warfighter Information Network – Tactical (WIN-T) program and ground-based satellite communications programs, as well as increased sales of encryption products. Volume in the group’s United Kingdom-based tactical communications operations was steady compared with 2008.

The intelligence systems business had the highest revenue growth rate in 2009, the result of organic growth in each of its business areas and the acquisition of Axsys Technologies, Inc., in September 2009. Approximately 60 percent of the revenue growth in this business was organic. Higher activity on cyber security and several classified programs, as well as increased volume on a contract to build the spacecraft for NASA’s Landsat Data Continuity Mission, contributed the majority of this growth.

The Information Systems and Technology group’s operating earnings increased in line with revenues in 2009. As a result, the group achieved operating margins of 10.7 percent, consistent with 2008. Margins increased in the tactical systems and intelligence systems businesses due to improved performance and a favorable shift in contract mix, but margins were down in the IT services business as a result of contract mix.

Review of 2008 vs. 2007

Year Ended December 31	2008	2007	Variance
Revenues	$10,038	$9,622	$416	4.3%
Operating earnings	1,075	1,027	48	4.7%
Operating margin	10.7%	10.7%

Revenues in the Information Systems and Technology group increased in 2008, with the most significant growth over 2007 coming from the group’s tactical and strategic mission systems business. This growth

28    General Dynamics 2009 Annual Report

resulted from increased activity on several key U.S. military programs, such as the WIN-T program and the Common Hardware/Software III (CHS-3) program, as well as higher volume on the group’s ground-based satellite communications programs. Revenues were up in the group’s core IT services business due primarily to the ramp-up of activity on several new programs, including the TOMIS contract and the Warfighter Field Operations Customer Support (FOCUS) Army training contract. Within the IT services business, the group’s commercial wireless operations experienced significantly lower activity in 2008 due to reduced demand in the market. Revenues in the group’s intelligence mission systems business remained steady compared with 2007. Revenues decreased in the group’s U.K. business due to a scheduled decline in activity on the BOWMAN communications program for the U.K. armed forces, offset in part by higher activity on other command, control, communications, computing and intelligence systems (C4I) programs.

Operating margins remained steady compared with 2007, as improved performance on the group’s tactical communications programs offset an increased proportion of lower-margin service work in the group’s portfolio.

Backlog and Estimated Potential Contract Value

The Information Systems and Technology group generated a book-to-bill ratio (orders divided by revenues) greater than one-to-one in 2009 for the second consecutive year. As a result, the group’s backlog edged up slightly to $10.3 billion at year end after reporting record-level revenues in 2009. The group’s funded backlog grew 16 percent over year-end 2008 to $8.4 billion at the end of 2009. Unlike our other defense businesses, the Information Systems and Technology group’s backlog consists of thousands of contracts that have to be reconstituted each year with new program and task order awards, and relatively few large-scale, long-term programs. Some of the more significant programs are highlighted below.

The group’s backlog at year-end 2009 included approximately $860 for the Army’s WIN-T program. Information Systems and Technology is the prime contractor on this battlefield communications network program that is designed to provide warfighters with fast, secure, mobile command-and-control capabilities. In 2009, the group received almost $500 of awards for WIN-T, bringing the total program value to $2.1 billion.

Approximately $670 of the group’s backlog at year end was for the Canadian Maritime Helicopter Project (MHP). Under the MHP program, the group is scheduled to provide integrated mission systems, training and support for 28 state-of-the-art helicopters that are intended to replace Canada’s aging fleet of marine helicopters.

The group’s backlog at year end also included approximately $400 for maintenance and long-term support activities for the United Kingdom’s BOWMAN communications program. BOWMAN is the secure digital voice and data communications system for the U.K. armed forces. In 2009, the group received almost $500 in orders under this program, including an award to upgrade the system’s capabilities and provide long-term technical support.

The Intelligence Information, Command-and-Control Equipment and Enhancements (ICE2) program comprised over $325 of the group’s backlog at the end of 2009. ICE2 supports critical intelligence and command-and-control systems and networks for U.S. defense and intelligence operations worldwide.

Approximately $215 of the group’s backlog at year end was for the Warfighter FOCUS program. The group provides support for the Army’s live, virtual and constructive training operations under this contract.

In addition to these programs, the group received a number of significant contract awards in 2009, including the following:

•

Approximately $320 in orders under the CHS-3 program to provide commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other U.S. federal agencies worldwide. The group’s backlog at year end included $175 for CHS-3.

•	Approximately $310 of orders under the NETCENTS program. This program comprised $250 of the group’s backlog at the end of the year.

•

Approximately $250 of orders under the Mobile User Objective System (MUOS) program for design development and risk reduction. MUOS is designed to enable on-the-move satellite connectivity for U.S. and allied forces. The group’s backlog included $180 for the MUOS program at year end.

•

Approximately $210 from the Army for initial outfitting and transition support of the Walter Reed National Military Medical Center and the newly constructed Fort Belvoir Community Hospital. The contract has a maximum potential value of over $320 if all options are exercised.

•

A contract worth approximately $150 for production and deployed-systems support for the U.S. and United Kingdom SSBN submarine fire control system and the SSGN submarine Attack Weapon Control System (AWCS).

•	A task order from the Army worth approximately $110 to modernize classroom training technology under the Information Technology Enterprise Technology Solutions-2 Services (ITES-2S) IDIQ contract.

•	Approximately $70 from the Army to field the enhanced Prophet tactical signals intelligence (SIGINT) system. The contract has a maximum potential value of more than $850 if all options are exercised.

General Dynamics 2009 Annual Report    29

The group’s backlog does not include approximately $12.8 billion of estimated potential contract value associated with its anticipated share of IDIQ contracts and unexercised options. The value of these arrangements may be realized over the next 12 years. In 2009, funding under IDIQ contracts and options contributed over $3.6 billion, more than one-third of the group’s orders, to the group’s backlog, most notably from WIN-T, CHS-3, NETCENTS and Warfighter FOCUS.

Information Systems and Technology was awarded several significant IDIQ contracts during 2009, including the following:

•

One of 59 General Services Administration (GSA) Alliant contracts to provide federal government agencies with integrated information technology solutions. The Alliant program has a $50 billion maximum potential value among all awardees over a 10-year period.

•

One of three contracts under the Advanced Technical Exploitation Program (ATEP), which has a maximum potential value of $600 among all awardees, to provide intelligence analysis, software systems development and support, sensor exploitation research, and development of space-based and airborne sensor data for the U.S. Air Force.

•

One of four contracts under the U.S. Department of Homeland Security National Communications System’s (NCS) National Security and Emergency Preparedness Scientific, Engineering and Technical Assistance program to provide support for national security/emergency preparedness programs. The program has a maximum potential value of $390 among all awardees.

•

A contract from the Army with a maximum potential value of $200 to develop the Consolidated Product-Line Management system, which will improve the Army’s ability to manage its live combat training system product lines.

Shortly after the end of the year, the group received two significant contracts from the Army – one for training support services and one for healthcare IT services. The first is an IDIQ contract to provide technical, management and engineering support services for constructive training systems. It has a maximum potential value of approximately $390. The second is a contract to provide support for the Army’s Medical Communications for Combat Casualty Care. The contract is worth more than $150 if all options are exercised.

2010 Outlook

We expect revenues in the Information Systems and Technology group to grow by 8 to 9 percent in 2010. We expect each of the group’s businesses to contribute to the growth, particularly in the areas of IT support for intelligence and federal civilian customers, and intelligence, surveillance and reconnaissance work, including cyber security. The group’s operating margins should decline slightly but remain in the mid-10 percent range based on the projected contract mix in 2010.

CORPORATE

Corporate results consist primarily of compensation expense for stock options and a portion of the results from our commercial pension plans. Corporate operating expenses totaled $87 in 2009, $75 in 2008 and $61 in 2007. The increases in Corporate operating expenses in 2009 and 2008 resulted primarily from increased stock option expense. (See Note O to the Consolidated Financial Statements for additional information regarding our stock options.) We expect 2010 Corporate operating expenses of approximately $95.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the mid-1990s, General Dynamics embarked on a strategy of disciplined capital deployment, generating strong cash flow to enable a series of acquisitions designed to grow the company beyond our core platform businesses. This has resulted in a larger, more diversified company incorporating new products and technologies that meet the needs of an expanded customer base. We continue to place a strong emphasis on cash generation and capital allocation and deployment. This focus has afforded us the financial flexibility to deploy our cash resources to generate shareholder value while preserving a strong balance sheet to position us for the future.

Year Ended December 31	2009	2008	2007
Net cash provided by operating activities	$2,855	$3,124	$2,952
Net cash used by investing activities	(1,392)	(3,663)	(875)
Net cash used by financing activities	(806)	(718)	(786)
Net cash used by discontinued operations	(15)	(13)	(4)
Net increase (decrease) in cash and equivalents	642	(1,270)	1,287
Cash and equivalents at beginning of year	1,621	2,891	1,604
Cash and equivalents at end of year	2,263	1,621	2,891
Marketable securities	360	143	168
Short-and long-term debt	(3,864)	(4,024)	(2,791)
Net (debt) surplus (a)	$(1,241)	$(2,260)	$268
Debt-to-equity (b)	31.1%	40.0%	23.7%
Debt-to-capital (c)	23.7%	28.6%	19.2%

(a)	Net (debt) surplus is calculated as total debt less cash and equivalents and marketable securities.
(b)	Debt-to-equity ratio is calculated as total debt divided by total equity.
(c)	Debt-to-capital ratio is calculated as total debt divided by total debt plus total equity.

30    General Dynamics 2009 Annual Report

Our cash balances are invested primarily in time deposits from highly rated banks, commercial paper rated A1/P1 or higher and repurchase agreements with direct obligations of the Spanish government as collateral. Our marketable securities balances are invested primarily in term deposits and high-quality corporate, municipal and U.S. government-sponsored debt securities. The marketable securities have an average duration of six months and an average credit rating of AA-. We have not incurred any material losses associated with these investments.

The following is a discussion of our major operating, investing and financing activities for each of the past three years, as classified on the Consolidated Statement of Cash Flows.

Operating Activities

We generated cash from operating activities of $2.9 billion in 2009, $3.1 billion in 2008 and $3 billion in 2007. In all three years, the operating cash flow was attributed primarily to net earnings and increasing levels of customer deposits, particularly in the Aerospace group. In 2009, cash from operating activities also reflected the collection of approximately $150 from the Czech Republic after we signed a renegotiated contract to provide Pandur II wheeled vehicles. In 2007, the cash flows from operating activities included the collection of approximately $270 of contract funds upon resolution of the Marine Systems group’s request for equitable adjustment on the T-AKE contract.

Termination of A-12 Program. As discussed further in Note N to the Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion at December 31, 2009. If this were the outcome, we would owe half of the total, or approximately $1.4 billion pretax. Our after-tax cash obligation would be approximately $715. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.

Investing Activities

We used $1.4 billion in 2009, $3.7 billion in 2008 and $875 in 2007 for investing activities. The primary uses of cash in investing activities were business acquisitions and capital expenditures.

Business Acquisitions. In 2009, we completed two acquisitions for $811. In 2008, we completed five acquisitions for a total of $3.2 billion. In 2007, we completed four acquisitions for a total of $330. We financed these acquisitions using cash on hand and commercial paper. (See Note B to the Consolidated Financial Statements for additional information regarding the acquisitions.)

Capital Expenditures. Capital expenditures were $385 in 2009, $490 in 2008 and $474 in 2007. The decrease in 2009 compared with 2008 resulted from the completion of several major facility improvement projects in the Aerospace and Marine Systems groups. We expect capital expenditures of approximately $450 in 2010, less than 2 percent of revenues. We had no material commitments for capital expenditures on December 31, 2009.

Marketable Securities. As a result of lower market interest rates, we have expanded our investments in available-for-sale and held-to-maturity securities in recent years to generate additional return. Net purchases of these securities were $235 in 2009 compared with net sales of $17 in 2008 and net purchases of $179 in 2007.

Financing Activities

We used $806 in 2009, $718 in 2008 and $786 in 2007 for financing activities. Our typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

Debt Proceeds, Net. We had no material debt issuances or repayments in 2007. In 2008, we issued $904 of commercial paper, primarily to fund acquisitions during the year. During that year we also repaid $500 of fixed-rate notes, $150 of senior notes and $20 of term debt on the scheduled maturity dates. We issued $1 billion of five-year fixed-rate notes in December 2008 and another $750 of two-year fixed-rate notes in June 2009. We used the proceeds from the fixed-rate notes for general corporate purposes, including working capital requirements, capital expenditures and to term out our commercial paper borrowings. We ended 2009 with no commercial paper outstanding, and our total debt balance was down by $160 from 2008. We have approximately $1.8 billion in bank credit facilities that have not been drawn upon. These facilities provide backup liquidity to our commercial paper program. The next material repayment of long-term debt is $700 of fixed-rate notes scheduled in the third quarter of 2010. (See Note J to the Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.)

Dividends. Our board of directors declared an increased quarterly dividend of $0.38 per share on March 4, 2009, the 12th consecutive annual increase. The board had previously increased the quarterly dividend to $0.35 per share in March 2008 and $0.29 per share in March 2007.

Share Repurchases. In 2009, we repurchased 3.6 million of our outstanding shares on the open market. We repurchased 20 million shares in 2008 and 6.5 million shares in 2007 on the open market. On December 31, 2009, approximately 9.4 million shares remained authorized for repurchase by our board of directors – about 2 percent of our total shares outstanding.

General Dynamics 2009 Annual Report    31

Non-GAAP Management Metrics

Return on Invested Capital. We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. In 2009, for the 11th consecutive year, net cash provided by operating activities exceeded net earnings. We deployed this cash to complete acquisitions, continue our trend of annual dividend increases and repurchase our outstanding shares. As a result of this continued focus on cash generation and disciplined capital deployment, our return on invested capital (ROIC) has grown 290 basis points since 2005.

We believe ROIC is a useful measure for investors, because it reflects our ability to generate returns from the capital we have deployed in our operations. We use ROIC to evaluate investment decisions and as a performance measure in evaluating management. We define ROIC as net operating profit after taxes divided by the sum of the average debt and shareholders’ equity for the year. Net operating profit after taxes is defined as earnings from continuing operations plus after-tax interest and amortization expense. ROIC in 2008 and 2009 was impacted by the reduction and increase, respectively, in our shareholders’ equity associated with the returns on our retirement plan assets. (See Note P to the Consolidated Financial Statements for additional discussion of our retirement plans.) ROIC for 2005 through 2009 is calculated as follows:

Year Ended December 31	2009	2008	2007	2006	2005
Earnings from continuing operations	$2,407	$2,478	$2,080	$1,710	$1,448
After-tax interest expense	117	91	89	106	108
After-tax amortization expense	149	100	99	90	70
Net operating profit after taxes	2,673	2,669	2,268	1,906	1,626
Average debt and equity	$15,003	$14,390	$13,430	$12,220	$10,948
Return on invested capital	17.8%	18.5%	16.9%	15.6%	14.9%

Free Cash Flow. Our free cash flow from operations was $2.5 billion in 2009, $2.6 billion in 2008, $2.5 billion in 2007 and $1.8 billion in each of 2006 and 2005. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the Consolidated Statement of Cash Flows:

Year Ended December 31	2009	2008	2007	2006	2005
Net cash provided by operating activities	$2,855	$3,124	$2,952	$2,156	$2,033
Capital expenditures	(385)	(490)	(474)	(334)	(262)
Free cash flow from operations	$2,470	$2,634	$2,478	$1,822	$1,771
Cash flow as a percentage of earnings from continuing operations:
Net cash provided by operating activities	119%	126%	142%	126%	140%
Free cash flow from operations	103%	106%	119%	107%	122%

Over the past five years, we have generated free cash flow from operations well in excess of our earnings from continuing operations during the period – an average 110 percent conversion rate. We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

ADDITIONAL FINANCIAL INFORMATION

Off-balance Sheet Arrangements

On December 31, 2009, other than operating leases, we had no material off-balance sheet arrangements, including guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in shareholders’ equity on the Consolidated Balance Sheet; or variable interests in entities that provide us with financing, liquidity, market risk or credit risk support or engage with us in leasing, hedging or research and development services.

32    General Dynamics 2009 Annual Report

Contractual Obligations and Commercial Commitments

The following tables present information about our contractual obligations and commercial commitments on December 31, 2009:

		Payments Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (a)	$4,440	$867	$1,002	$2,138	$433
Capital lease obligations	1	1	—	—	—
Operating leases	1,037	220	300	171	346
Purchase obligations (b)	25,195	11,183	7,405	4,033	2,574
Other long-term liabilities (c)	13,088	1,664	2,111	1,623	7,690
	$43,761	$13,935	$10,818	$7,965	$11,043

(a)	Includes scheduled interest payments. See Note J to the Consolidated Financial Statements for discussion of long-term debt.
(b)	Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $19.8 billion of purchase orders for products and services to be delivered under firm government contracts under which we have full recourse under normal contract termination clauses. As disclosed in Note P to the Consolidated Financial Statements, we expect to make approximately $330 of contributions to our retirement plans in 2010. This amount has been excluded from the above amount.
(c)	Represents other long-term liabilities on our Consolidated Balance Sheet, including the current portion of long-term liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are based largely on historical experience. This amount also includes all liabilities under our defined-benefit retirement plans, as discussed in Note P. See Note P for information regarding the plan assets available to satisfy these liabilities. Retirement plan assets and liabilities are presented net on the Consolidated Balance Sheet on a plan-by-plan basis.

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Letters of credit*	$1,921	$480	$412	$718	$311
Trade-in options*	69	69	—	—	—
	$1,990	$549	$412	$718	$311

*	See Note N to the Consolidated Financial Statements for discussion of letters of credit and aircraft trade-in options.

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

We believe the following policies are critical and require the use of significant business judgment in their application:

Revenue Recognition. We account for revenues and earnings in our defense and aerospace businesses using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize contract revenue as the work progresses – either as the products are produced and delivered or as services are rendered, as applicable. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit over the remaining life of the contract based on either input measures (e.g., costs incurred) or output measures (e.g., contract milestones or units delivered), as appropriate to the circumstances. Where an interim output measure is reliably determinable and representative of progress toward completion, we use such output measures. Otherwise, we use input measures.

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

General Dynamics 2009 Annual Report    33

to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft. We do not recognize revenue at green delivery unless (1) a contract has been executed with the customer and (2) the customer can be expected to satisfy its obligations under the contract, as evidenced by the receipt of deposits from the customer and other factors.

We include revisions of estimated profits on contracts in earnings under the reallocation method rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining contract term, while under the cumulative catch-up method such impact would be recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses on government contracts.

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

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the availability and timing of funding from the customer, and the timing of product deliveries. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates periodically to assess revisions in contract values and estimated costs at completion and reflect changes in estimates in the current and future periods under the reallocation method.

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

Goodwill. Since 1995, we have acquired 54 businesses at a total cost of approximately $21 billion, including two in 2009. In connection with these acquisitions, we have recognized $12.3 billion of goodwill. Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not.

The test for goodwill impairment is a two-step process that requires a significant level of estimation by management, particularly the estimate of the fair value of our reporting units. These estimates require the use of judgment. We estimate the fair value of our reporting units based on the discounted projected cash flows of the underlying operations. This requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business, and the appropriate interest rate used to discount the projected cash flows. This discounted cash flow analysis is corroborated by “top-down” analyses, including a market assessment of our enterprise value. Beyond the annual impairment test, we review for factors on a quarterly basis that may lead us to perform a goodwill impairment test, such as a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. We have recorded no goodwill impairment to date and do not anticipate any reasonably possible circumstances that would lead to an impairment in the foreseeable future. The fair value of each of our reporting units on December 31, 2009, substantially exceeded its carrying value.

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

        Deferred Contract Costs. Certain costs incurred in the performance of our government contracts are recorded under GAAP but are not currently allocable to contracts. Such costs include a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally when they are paid. We have elected to defer (or inventory) these costs in contracts in process until they are paid, at which time the costs are charged to contracts and recovered from the government. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or one of two suppliers on long-term defense programs. We regularly assess the probability of recovery of these costs under our current and probable follow-on contracts. This assessment requires that we make assumptions about future contract costs, the extent of cost recovery under

34    General Dynamics 2009 Annual Report

our contracts and the amount of future contract activity. These estimates are based on our best judgment. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Retirement Plans. Our defined-benefit pension and other post-retirement benefit costs and obligations depend on a series of assumptions and estimates. The key assumptions relate to the interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. We determine the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. We determine the long-term rate of return on assets based on historical returns and the current and expected asset allocation strategy. These estimates are based on our best judgment, including consideration of current and future market conditions. In the event a change in any of the assumptions is warranted, future pension and post-retirement benefit cost could increase or decrease. For the impact of hypothetical changes in the discount rate and expected long-term rate of return on plan assets for our commercial pension and post-retirement benefit plans, see Note P to the Consolidated Financial Statements.

As discussed under Deferred Contract Costs, our contractual arrangements with the U.S. government provide for the recovery of contributions to our government retirement plans. We have elected to defer recognition of the cumulative net unfunded benefit cost in our government plans to provide a better matching of revenues and expenses. Accordingly, the impact on the retirement benefit cost for these plans that results from annual changes in assumptions does not impact our future earnings either positively or negatively.

We believe that our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

New Accounting Standards

In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 provides additional guidance with respect to the requirements for consolidation of a variable interest entity that is insufficiently capitalized or is not controlled through voting rights. The standard also requires new disclosures regarding variable interest entities. ASU 2009-17 is effective in the first quarter of 2010. We do not expect the adoption of ASU 2009-17 to have a material effect on our results of operations, financial condition or cash flows.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures and clarifies some existing disclosures regarding fair value measurements. ASU 2010-06 is effective in the first quarter of 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. See Note M to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K for a discussion of these risks. The following discussion quantifies the market risk exposure arising from hypothetical changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We had $1.8 billion in notional forward foreign exchange contracts outstanding on December 31, 2009, and $2.4 billion on December 31, 2008. A 10 percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have resulted in the following incremental pretax gains and losses:

Gain (loss)	2009	2008
Recognized	$4	$(12)
Unrecognized	(79)	(112)

This exchange-rate sensitivity relates primarily to changes in the U.S. dollar/Canadian dollar, euro/Swiss franc and U.S. dollar/Swiss franc exchange rates. We believe these hypothetical recognized and unrecognized gains and losses would be offset by corresponding losses and gains in the remeasurement of the underlying transactions being hedged. We believe these forward contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Risk

Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. On December 31, 2009, we had $3.9 billion par value of fixed-rate debt. We had no commercial paper outstanding. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10 percent unfavorable interest rate movement would not have a material impact on the fair value of our debt obligations.

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of one year. On December 31, 2009, we held $2.6 billion in cash and equivalents and marketable securities to be used for general corporate purposes. Our marketable securities have an average duration of six months and an average credit rating of AA-. Given that our investments had an aggregate weighted average maturity of 57 days on December 31, 2009, a 10 percent unfavorable interest rate movement would have no immediate material impact on the value of the holdings. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

General Dynamics 2009 Annual Report    35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statement of Earnings

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2009	2008	2007
Revenues:
Products	$21,977	$20,185	$19,125
Services	10,004	9,115	8,115
	31,981	29,300	27,240
Operating costs and expenses:
Products	17,808	16,230	15,672
Services	8,544	7,698	6,812
General and administrative	1,954	1,719	1,643
	28,306	25,647	24,127
Operating earnings	3,675	3,653	3,113
Interest, net	(160)	(66)	(70)
Other, net	(2)	17	4
Earnings from continuing operations before income taxes	3,513	3,604	3,047
Provision for income taxes, net	1,106	1,126	967
Earnings from continuing operations	2,407	2,478	2,080
Discontinued operations, net of tax	(13)	(19)	(8)
Net earnings	$2,394	$2,459	$2,072
Earnings per share
Basic:
Continuing operations	$6.24	$6.26	$5.14
Discontinued operations	(0.03)	(0.05)	(0.02)
Net earnings	$6.21	$6.21	$5.12
Diluted:
Continuing operations	$6.20	$6.22	$5.10
Discontinued operations	(0.03)	(0.05)	(0.02)
Net earnings	$6.17	$6.17	$5.08

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

36    General Dynamics 2009 Annual Report

Consolidated Balance Sheet

	December 31
(Dollars in millions)	2009	2008
ASSETS
Current assets:
Cash and equivalents	$2,263	$1,621
Accounts receivable	3,678	3,469
Contracts in process	4,449	4,341
Inventories	2,126	2,029
Other current assets	733	490
Total current assets	13,249	11,950
Noncurrent assets:
Property, plant and equipment, net	2,912	2,872
Intangible assets, net	2,098	1,617
Goodwill	12,269	11,413
Other assets	549	521
Total noncurrent assets	17,828	16,423
Total assets	$31,077	$28,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$705	$911
Accounts payable	2,365	2,443
Customer advances and deposits	4,313	4,154
Other current liabilities	2,988	2,852
Total current liabilities	10,371	10,360
Noncurrent liabilities:
Long-term debt	3,159	3,113
Other liabilities	5,124	4,847
Commitments and contingencies (see Note N)
Total noncurrent liabilities	8,283	7,960
Shareholders’ equity:
Common stock	482	482
Surplus	1,518	1,346
Retained earnings	15,093	13,287
Treasury stock	(3,463)	(3,349)
Accumulated other comprehensive loss	(1,207)	(1,713)
Total shareholders’ equity	12,423	10,053
Total liabilities and shareholders’ equity	$31,077	$28,373

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2009 Annual Report    37

Consolidated Statement of Cash Flows

	Year Ended December 31
(Dollars in millions)	2009	2008	2007
Cash flows from operating activities:
Net earnings	$2,394	$2,459	$2,072
Adjustments to reconcile net earnings to net cash provided by operating activities–
Depreciation of property, plant and equipment	344	301	278
Amortization of intangible assets	218	146	145
Stock-based compensation expense	117	105	86
Excess tax benefit from stock-based compensation	(5)	(31)	(67)
Deferred income tax provision	227	196	122
Discontinued operations, net of tax	13	19	8
(Increase) decrease in assets, net of effects of business acquisitions–
Accounts receivable	(151)	(386)	(519)
Contracts in process	(112)	73	(435)
Inventories	(72)	(183)	(135)
Increase (decrease) in liabilities, net of effects of business acquisitions–
Accounts payable	(92)	(38)	340
Customer advances and deposits	145	849	993
Other current liabilities	(306)	(203)	72
Other, net	135	(183)	(8)
Net cash provided by operating activities	2,855	3,124	2,952
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(811)	(3,224)	(330)
Capital expenditures	(385)	(490)	(474)
Purchases of held-to-maturity securities	(337)	—	—
Sales/maturities of available-for-sale securities	254	1,423	2,619
Purchases of available-for-sale securities	(152)	(1,406)	(2,798)
Proceeds from sale of assets, net	43	34	108
Other, net	(4)	—	—
Net cash used by investing activities	(1,392)	(3,663)	(875)
Cash flows from financing activities:
Net proceeds from (repayment of) commercial paper	(904)	904	—
Proceeds from fixed-rate notes	747	995	—
Dividends paid	(577)	(533)	(445)
Purchases of common stock	(209)	(1,522)	(505)
Proceeds from option exercises	142	144	207
Repayment of fixed-rate notes	—	(500)	—
Repayment of senior notes	—	(150)	—
Other, net	(5)	(56)	(43)
Net cash used by financing activities	(806)	(718)	(786)
Net cash used by discontinued operations–operating activities	(15)	(14)	(27)
Net cash provided by discontinued operations–investing activities	—	1	23
Net increase (decrease) in cash and equivalents	642	(1,270)	1,287
Cash and equivalents at beginning of year	1,621	2,891	1,604
Cash and equivalents at end of year	$2,263	$1,621	$2,891

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

38    General Dynamics 2009 Annual Report

Consolidated Statement of Shareholders’ Equity

	Common Stock		Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Comprehensive Income
(Dollars in millions)	Par	Surplus
Balance, December 31, 2006	$482	$880	$9,769	$(1,455)	$151	$9,827
Initial accrual of tax uncertainties	—	—	7	—	—	7	$—
Net earnings	—	—	2,072	—	—	2,072	2,072
Cash dividends declared	—	—	(469)	—	—	(469)	—
Stock-based awards	—	261	—	79	—	340	—
Shares purchased	—	—	—	(505)	—	(505)	—
Net gain on cash flow hedges	—	—	—	—	6	6	6
Unrealized gains on securities	—	—	—	—	3	3	3
Foreign currency translation adjustments	—	—	—	—	188	188	188
Change in retirement plans’ funded status	—	—	—	—	299	299	299
Balance, December 31, 2007	482	1,141	11,379	(1,881)	647	11,768	$2,568
Net earnings	—	—	2,459	—	—	2,459	$2,459
Cash dividends declared	—	—	(551)	—	—	(551)	—
Stock-based awards	—	205	—	62	—	267	—
Shares purchased	—	—	—	(1,530)	—	(1,530)	—
Net loss on cash flow hedges	—	—	—	—	(24)	(24)	(24)
Unrealized losses on securities	—	—	—	—	(5)	(5)	(5)
Foreign currency translation adjustments	—	—	—	—	(153)	(153)	(153)
Change in retirement plans’ funded status	—	—	—	—	(2,178)	(2,178)	(2,178)
Balance, December 31, 2008	482	1,346	13,287	(3,349)	(1,713)	10,053	$99
Net earnings	—	—	2,394	—	—	2,394	$2,394
Cash dividends declared	—	—	(588)	—	—	(588)	—
Stock-based awards	—	172	—	86	—	258	—
Shares purchased	—	—	—	(200)	—	(200)	—
Net gain on cash flow hedges	—	—	—	—	45	45	45
Unrealized gains on securities	—	—	—	—	3	3	3
Foreign currency translation adjustments	—	—	—	—	290	290	290
Change in retirement plans’ funded status	—	—	—	—	168	168	168
Balance, December 31, 2009	$482	$1,518	$15,093	$(3,463)	$(1,207)	$12,423	$2,900

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics 2009 Annual Report    39

(Dollars in millions, except per-share amounts or unless otherwise noted)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Our businesses are organized into four groups: Aerospace, which produces Gulfstream aircraft, performs aircraft outfitting and refurbishments for other manufacturers, and provides aircraft service operations; Combat Systems, which designs and manufactures combat vehicles, weapons systems and munitions; Marine Systems, which designs and constructs surface ships and submarines; and Information Systems and Technology, which provides information systems, technologies and services. Our primary customers are the U.S. military, other government organizations, the armed forces of other nations, and a diverse base of corporate and individual buyers of business aircraft.

Basis of Consolidation and Classification. The Consolidated Financial Statements include the accounts of General Dynamics Corporation and our wholly owned and majority-owned subsidiaries. We eliminate all inter-company balances and transactions in the Consolidated Financial Statements.

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

Revenue Recognition. We account for revenues and earnings in our defense and aerospace businesses using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize contract revenue as the work progresses – either as the products are produced and delivered or as services are rendered, as applicable. We estimate the profit on a contract as the difference between the total estimated revenue and the total estimated costs of a contract and recognize that profit over the contract term. We determine progress toward completion on production contracts based on either input measures, such as costs incurred, or output measures, such as units delivered, as appropriate. Our contracts for the manufacture of business-jet aircraft usually provide for two major phases: the manufacture of the “green” aircraft and its completion. Completion includes exterior painting and installation of customer-selected interiors and optional avionics. We record revenue at two milestones: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft. For services contracts, we recognize revenues as the services are rendered. We apply earnings rates to all contract costs, including general and administrative (G&A) expenses on government contracts, to determine revenues and operating earnings.

We review earnings rates periodically to assess revisions in contract values and estimated costs at completion. We apply the effect of any changes in earnings rates resulting from these assessments prospectively rather than under the cumulative catch-up method. Under the prospective (or reallocation) method, the impact of revisions in estimates is recognized over the remaining contract term, while under the cumulative catch-up method, such impact would be recognized immediately. We charge any anticipated losses on contracts to earnings as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses on government contracts. We recognize revenue arising from claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable.

Discontinued Operations. In 2007 and 2008, we sold and entered into agreements to sell certain non-core businesses. The financial statements have been restated to reflect the results of operations of these businesses in discontinued operations (the revenues of these businesses have been eliminated, and their net losses are reported separately below earnings from continuing operations). Net cash used by discontinued operations consists primarily of cash used by the operating activities of these businesses. In addition, 2007 includes approximately $25 in proceeds from the sale of our coal mining operation.

Research and Development Expenses. Research and development (R&D) expenses consisted of the following:

Year Ended December 31	2009	2008	2007
Company-sponsored R&D, including product development costs	$360	$317	$287
Bid and proposal costs	160	157	143
Total company-sponsored R&D	520	474	430
Customer-sponsored R&D	405	212	192
Total R&D	$925	$686	$622

R&D expenses are included in operating costs and expenses in the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contract.

40    General Dynamics 2009 Annual Report

The Aerospace group has cost-sharing arrangements with some of its suppliers that enhance the group’s internal development capabilities and offset a portion of the financial risk associated with the group’s product development efforts. These arrangements explicitly state that supplier contributions are for reimbursements of costs we incur in the development of new aircraft models and technologies, and we retain substantial rights in the products developed under these arrangements. We record amounts received from these cost-sharing arrangements as a reduction of R&D expenses. We have no obligation to refund any amounts received under the agreement regardless of the outcome of the development effort. Under the terms of each agreement, payments received from suppliers for their share of the costs are typically based on milestones and are recognized as earned when we achieve a milestone event.

Net Interest. Net interest expense consisted of the following:

Year Ended December 31	2009	2008	2007
Interest expense	$171	$133	$131
Interest income	(11)	(67)	(61)
Interest expense, net	$160	$66	$70
Interest payments	$137	$124	$127

Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. We report our investments in available-for-sale securities at fair value. Changes in the fair value of available-for-sale securities are recognized as a component of accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheet. We report our held-to-maturity securities at amortized cost. The interest income on these securities is a component of our net interest expense in the Consolidated Statement of Earnings. We had marketable securities and other investments totaling $482 at December 31, 2009, and $241 at December 31, 2008. These investments are included in other current and noncurrent assets on the Consolidated Balance Sheet (see note D). We had no trading securities at the end of either period.

The contractual arrangements with some of our international customers require us to maintain some of the advance payments made by our customers and apply them only to our activities associated with these contracts. These advances totaled approximately $255 on December 31, 2009.

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

We review goodwill and indefinite-lived intangible assets for impairment annually or when circumstances indicate that an impairment is more likely than not by applying a fair-value-based test. Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. We apply a two-step impairment test to first identify potential goodwill impairment for each reporting unit and then measure the amount of goodwill impairment loss, if necessary. We completed the required annual goodwill impairment test during the fourth quarter of 2009 and did not identify any impairment. For a summary of our goodwill by reporting unit, see Note B.

Subsequent Events. We have evaluated material events and transactions that have occurred after December 31, 2009, and concluded that no subsequent events have occurred through February 19, 2010, that require adjustment to or disclosure in this Form 10-K.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

In 2009, we acquired two businesses in the Information Systems and Technology group for an aggregate of $811 in cash.

•

Axsys Technologies, Inc. (Axsys), of Rocky Hill, Connecticut, on September 2. Axsys designs and manufactures high-performance electro-optical and infrared (EO/IR) sensors and systems and multi-axis stabilized cameras.

•	An information technology services business that performs work for our classified customers on January 26.

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

General Dynamics 2009 Annual Report    41

Marine Systems

•	HSI Electric, Inc. (HSI), of Honolulu, Hawaii, on July 23. HSI is a marine and industrial electrical company specializing in electrical apparatus installation, maintenance, troubleshooting and repair.

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

In 2007, we acquired four businesses for an aggregate of $330 in cash.

Aerospace

•

WECO Aerospace Systems, Inc. (WECO), of Lincoln, California, on March 2. WECO, renamed GDAS – Lincoln, Inc., is an aviation-component overhaul company specializing in electronic accessories and flight instrument services.

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

Intangible assets consisted of the following:

December 31	2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$2,393	$(779)	$1,614
Other intangible assets	778	(294)	484
Total intangible assets	$3,171	$(1,073)	$2,098

December 31	2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets	$1,580	$(613)	$967
Other intangible assets	892	(242)	650
Total intangible assets	$2,472	$(855)	$1,617

Contract and program intangible assets represent primarily acquired backlog and probable follow-on work and related customer relationships. We amortize these assets generally over seven to 30 years. The weighted-average amortization life of these assets on December 31, 2009, was 16 years. Other intangible assets consist of trade names and trademarks, technology, software and licenses. We amortize these other intangible assets generally over seven to 30 years, with a weighted-average amortization life of 21 years. We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset.

Amortization expense was $218 in 2009, $146 in 2008 and $145 in 2007. We expect to record annual amortization expense over the next five years as follows:

2010	$220
2011	211
2012	207
2013	173
2014	143

42    General Dynamics 2009 Annual Report

The changes in the carrying amount of goodwill by reporting unit during 2009 and 2008 were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2007	$355	$2,308	$185	$6,094	$8,942
Acquisitions (a)	1,795	529	6	234	2,564
Other (b)	166	(199)	1	(61)	(93)
December 31, 2008	2,316	2,638	192	6,267	11,413
Acquisitions (a)	96	(86)	1	576	587
Other (b)	68	158	5	38	269
December 31, 2009	$2,480	$2,710	$198	$6,881	$12,269

(a)	Includes adjustments to preliminary assignment of fair value to net assets acquired.
(b)	Consists primarily of adjustments for foreign currency translation.

C. EARNINGS PER SHARE

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the issuance of restricted shares.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2009	2008	2007
Basic weighted average shares outstanding	385,475	396,238	404,417
Dilutive effect of stock options and restricted stock*	2,448	2,508	3,728
Diluted weighted average shares outstanding	387,923	398,746	408,145

*	Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock because the effect of including these options and restricted shares would be antidilutive: 2009 – 14,986; 2008 – 9,489; 2007 – 4,064.

In addition to the method described above, we are required to calculate earnings per share under the “two-class” method, as our nonvested restricted stock awards are considered participating securities. However, the application of the two-class method had no measurable impact on our earnings per share for each of the past three years.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2009 or 2008.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation approaches can be used to determine fair value, each requiring different valuation inputs. The following hierarchy classifies the inputs used to determine fair value into three levels:

•	Level 1 – quoted prices in active markets for identical assets or liabilities;

•	Level 2 – inputs, other than quoted prices, that are observable by a marketplace participant, either directly or indirectly; and

•	Level 3 – unobservable inputs that are significant to the fair value measurement.

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2009 and 2008, and the basis for determining their fair values:

Financial assets (liabilities)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2009
Marketable securities:
Available-for-sale*	$24	$24	$—	$—
Held-to-maturity	336	—	336	—
Other investments*	122	122	—	—
Derivatives*	28	—	28	—
Long-term debt, including current portion	(4,079)	—	(4,079)	—
December 31, 2008
Available-for-sale securities*	$143	$143	$—	$—
Other investments*	98	98	—	—
Derivatives*	(77)	—	(77)	—
Long-term debt, including current portion	(3,168)	—	(3,168)	—

*	Reported on the Consolidated Balance Sheet at fair value.

General Dynamics 2009 Annual Report    43

E. INCOME TAXES

Income Tax Provision

We calculate our provision for federal, state and international income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of our net provision for income taxes for continuing operations:

Year Ended December 31	2009	2008	2007
Current:
U.S. federal	$719	$847	$756
State*	14	11	9
International	146	107	98
Total current	879	965	863
Deferred:
U.S. federal	226	182	89
State*	23	(7)	2
International	(22)	21	31
Total deferred	227	196	122
Tax adjustments	—	(35)	(18)
Provision for income taxes, net	$1,106	$1,126	$967
Net income tax payments	$860	$841	$759

*	The provision for state and local income taxes that is allocable to U.S. government contracts is included in operating costs and expenses in the Consolidated Statement of Earnings and, therefore, not included in the provision above.

The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2009	2008	2007
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax adjustments	—	(1.0)	(0.6)
State tax on commercial operations, net of federal benefits	0.7	0.1	0.2
Impact of international operations	(2.2)	(1.5)	(1.4)
Domestic production deduction	(0.8)	(1.0)	(1.1)
Domestic tax credits	(0.7)	(0.5)	(0.3)
Other, net	(0.5)	0.1	(0.1)
Effective income tax rate	31.5%	31.2%	31.7%

Deferred Tax Assets/(Liabilities)

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

December 31	2009	2008
Retirement plan liabilities*	$780	$948
A-12 termination	89	89
Tax loss and credit carryforwards	211	78
Other	895	808
Deferred assets	1,975	1,923
Valuation allowance	(68)	(70)
Net deferred assets	$1,907	$1,853
Intangible assets	(1,141)	(949)
Long-term contract accounting methods	(554)	(422)
Capital Construction Fund	(237)	(200)
Property basis differences	(141)	(139)
Lease income	(18)	(22)
Other	(220)	(114)
Deferred liabilities	$(2,311)	$(1,846)
Net deferred tax (liability) asset	$(404)	$7

*	Includes a deferred tax asset of $947 on December 31, 2009, and $1,069 on December 31, 2008, related to the amounts recorded in accumulated other comprehensive income to recognize the funded status of our retirement plans. See Notes L and P for further discussion.

Our net deferred tax asset (liability) was included on the Consolidated Balance Sheet as follows:

December 31	2009	2008
Current deferred tax asset	$55	$57
Current deferred tax liability	(103)	(62)
Noncurrent deferred tax asset	163	111
Noncurrent deferred tax liability	(519)	(99)
Net deferred tax (liability) asset	$(404)	$7

One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF). The CCF is a program, established by the U.S. government and administered by the Maritime Administration, that affects the timing of a portion of our tax payments. The program supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. It allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the funds are deposited and used for qualified activities. Unqualified withdrawals are subject to taxation plus interest. The CCF is collateralized by qualified assets as defined by the Maritime Administration. On December 31, 2009, we had invested $587 of U.S. government accounts receivable in the CCF and pledged to invest an additional $91 in 2010.

44    General Dynamics 2009 Annual Report

On December 31, 2009, we had U.S. and foreign operating and capital loss carryovers of $503, which begin to expire in 2013. We had R&D and foreign investment tax credit carryforwards of $99, which begin to expire in 2014.

Earnings from continuing operations before income taxes included foreign income of $573 in 2009, $524 in 2008 and $491 in 2007. We intend to reinvest indefinitely the undistributed earnings of some of our non-U.S. subsidiaries. On December 31, 2009, we had approximately $1.2 billion of earnings from these non-U.S. subsidiaries that had not been remitted to the United States. Should these earnings be distributed in the form of dividends or alternative means, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, but would generate partially offsetting foreign tax credits.

We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to valuation allowances recognized.

Tax Uncertainties

We periodically assess our liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense for financial reporting purposes.

In 2007, we reached an agreement with the Internal Revenue Service (IRS) on the examination of our income tax returns for 2003 and 2004. As a result of the resolution of the 2003 to 2004 audit, we reassessed our tax contingencies and recognized a non-cash benefit of $18, or $0.04 per share.

On November 27, 2001, we filed a refund suit in the U.S. Court of Federal Claims, titled General Dynamics v. United States, for the years 1991 to 1993. We added the years 1994 to 1998 to the litigation on June 23, 2004. The suit sought recovery of refund claims that were disallowed by the IRS at the administrative level. On December 30, 2005, the court issued its opinion regarding one of the matters in the case. The court held that we could not treat the A-12 contract as complete for federal income tax purposes in 1991, the year the contract was terminated. (See Note N for more information regarding the A-12 contract.) On the other issues in the case, we reached a settlement in 2008 with the U.S. Department of Justice acting on behalf of the United States. As a result of the settlement, we reduced our tax provision in the second quarter of 2008 by $35, or $0.09 per share. In the fourth quarter of 2008, we received a refund of $45, including taxable interest, and the court dismissed the case.

In the third quarter of 2009, we reached agreement with the IRS on the examination of our federal income tax returns for 2005 and 2006. The resolution of this audit had no material impact on our results of operations, financial condition, cash flows or effective tax rate.

The IRS has begun its examination of our 2007 to 2009 tax returns. As of January 1, 2010, the IRS selected General Dynamics to participate in its Compliance Assurance Process, a real-time audit, for 2010 and future years. We have recorded liabilities for tax contingencies for all years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on December 31, 2009, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on December 31, 2009, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. ACCOUNTS RECEIVABLE

Accounts receivable represent amounts billed and currently due from customers and consisted of the following:

December 31	2009	2008
Non-U.S. government	$2,038	$1,689
U.S. government	1,112	1,009
Commercial	528	771
Total accounts receivable	$3,678	$3,469

The receivables from non-U.S. government customers relate primarily to long-term production programs for the Spanish government. The scheduled payment terms for some of these receivables extend beyond the next year. Other than these amounts, we expect to collect substantially all of the December 31, 2009, accounts receivable balance during 2010.

General Dynamics 2009 Annual Report    45

G. CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

December 31	2009	2008
Contract costs and estimated profits	$13,817	$11,396
Other contract costs	981	1,078
	14,798	12,474
Advances and progress payments	(10,349)	(8,133)
Total contracts in process	$4,449	$4,341

Contract costs consist primarily of labor and material costs and related overhead and general and administrative expenses. Contract costs also include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $45 on December 31, 2009, and $40 on December 31, 2008. We record revenue associated with these matters only when recovery can be estimated reliably and realization is probable. Contract costs included approximately $320 on December 31, 2009, and $250 on December 31, 2008, of contract retainage that has been billed in accordance with contract terms but not yet paid. These amounts will be paid when contract specifications are satisfied in the normal course of performance.

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

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. Some of these liabilities are discounted at contractual rates agreed to with our U.S. government customer. These costs will become allocable to contracts generally when they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our year-end 2009 contracts-in-process balance, with the exception of these other contract costs, during 2010.

H. INVENTORIES

Our inventories represent primarily commercial aircraft components and are stated at the lower of cost or net realizable value. Cost for work-in-process inventories, representing principally aircraft in the manufacturing process, is based primarily on the estimated average unit cost of the units in a production lot. Cost for aircraft parts and components is based primarily on the first-in, first-out method. We record pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value. Inventories consisted of the following:

December 31	2009	2008
Raw materials	$1,129	$1,001
Work in process	907	876
Pre-owned aircraft	60	100
Other	30	52
Total inventories	$2,126	$2,029

I. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are carried at historical cost, net of accumulated depreciation. The major classes of property, plant and equipment were as follows:

December 31	2009	2008
Machinery and equipment	$3,195	$2,957
Buildings and improvements	2,069	1,863
Land and improvements	270	227
Construction in process	143	293
Total property, plant and equipment*	5,677	5,340
Accumulated depreciation	(2,765)	(2,468)
Property, plant and equipment, net	$2,912	$2,872

*	Our government customers provide certain plant facilities; we do not include these facilities above.

We depreciate most of our assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods up to 50 years. Machinery and equipment are depreciated over periods up to 30 years.

46    General Dynamics 2009 Annual Report

J. DEBT

Debt consisted of the following:

December 31		2009	2008
Fixed-rate notes due:	Interest Rate
August 2010	4.500%	$700	$700
July 2011	1.800%	747	—
May 2013	4.250%	999	999
February 2014	5.250%	996	995
August 2015	5.375%	400	400
Commercial paper, net of unamortized discount	—	—	905
Other	Various	22	25
Total debt		3,864	4,024
Less current portion		705	911
Long-term debt		$3,159	$3,113

Fixed-rate Notes

On December 31, 2009, we had outstanding $3.8 billion aggregate principal amount of fixed-rate notes. This included $750 of two-year notes issued on June 24, 2009, and $1 billion of five-year debt issued on December 15, 2008, pursuant to a Form S-3 Registration Statement filed with the Securities and Exchange Commission under the Securities Act of 1933 on December 8, 2008. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and applicable make-whole amounts. See Note R for condensed consolidating financial statements.

Commercial Paper

On December 31, 2009, we had no commercial paper outstanding, but we maintain the ability to access the market. We have approximately $1.8 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities consist of a $815 364-day facility expiring in July 2010 and a $975 multi-year facility expiring in December 2011. These facilities are required by rating agencies to support the A1/P1 rating of our commercial paper issuances. We may renew or replace these facilities, in whole or in part, prior to or upon their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. Additionally, a number of our international subsidiaries have available local bank credit facilities aggregating approximately $1.3 billion.

Other

On December 31, 2009, other debt consisted primarily of a capital lease arrangement and debt assumed in connection with our recent acquisitions.

The aggregate amounts of scheduled maturities of our debt for the next five years are as follows:

Year Ended December 31
2010	$705
2011	750
2012	4
2013	999
2014	996
Thereafter	410
Total debt	$3,864

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on December 31, 2009.

K. OTHER LIABILITIES

A summary of significant other liabilities, by balance sheet caption, follows:

December 31	2009	2008
Salaries and wages	$694	$613
Workers’ compensation	517	469
Retirement benefits	353	566
Other (a)	1,424	1,204
Total other current liabilities	$2,988	$2,852
Retirement benefits	$2,813	$3,063
Customer deposits on commercial contracts	1,161	1,174
Deferred income taxes	519	99
Other (b)	631	511
Total other liabilities	$5,124	$4,847

(a)	Consists primarily of income tax liabilities, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

See Note E for further discussion of deferred tax balances and Note P for further discussion of retirement benefits.

General Dynamics 2009 Annual Report    47

L. SHAREHOLDERS’ EQUITY

Authorized Stock. Our authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by our board of directors.

Shares Issued and Outstanding. We had 481,880,634 shares of common stock issued on December 31, 2009 and 2008. We had 385,704,691 shares of common stock outstanding on December 31, 2009, and 386,710,589 shares of common stock outstanding on December 31, 2008. No shares of our preferred stock were outstanding as of either date. The only changes in our shares outstanding during 2009 resulted from shares issued under our equity compensation plans (see Note O for further discussion) and share repurchases in the open market. In 2009, we repurchased 3.6 million shares at an average price of $55.72 per share. On December 31, 2009, approximately 9.4 million shares were authorized for repurchase by our board of directors – about 2 percent of our total shares outstanding.

Dividends per Share. Dividends declared per share were $1.52 in 2009, $1.40 in 2008 and $1.16 in 2007.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income (AOCI) consisted of the following:

December 31	2009
	Gross Balance	Deferred Taxes (a)	Net Balance
Unrealized gains on securities	$5	$(2)	$3
Foreign currency translation adjustment	732	(118)	614
Pension plans (b)	(2,756)	936	(1,820)
Other post-retirement plans (b)	(33)	11	(22)
Gains on cash flow hedges	23	(5)	18
Total AOCI	$(2,029)	$822	$(1,207)

December 31	2008
	Gross Balance	Deferred Taxes (a)	Net Balance
Unrealized losses on securities	$(1)	$1	$—
Foreign currency translation adjustment	356	(32)	324
Pension plans (b)	(3,026)	1,049	(1,977)
Other post-retirement plans (b)	(53)	20	(33)
Losses on cash flow hedges	(55)	28	(27)
Total AOCI	$(2,779)	$1,066	$(1,713)

(a)	The amount of income tax expense (benefit) reported in other comprehensive income was $244 in 2009, ($1,330) in 2008 and $247 in 2007.
(b)	We recognize an asset or liability on the balance sheet for the full funded status of our defined-benefit retirement plans. The difference between the cumulative benefit cost recognized and the full funded status of these plans is recorded directly to AOCI, net of tax. See Note P for further discussion.

M. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We do not use derivatives for trading or speculative purposes.

Foreign Currency Risk

Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. We periodically enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts with terms of less than three years. These instruments are designed to minimize our risk by fixing, or limiting the adverse impact on, the amount of firmly committed and forecasted foreign currency-denominated payments, receipts and inter-company transactions related to our business and operational financing activities.

Interest Rate Risk

Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. However, the risk associated with these instruments is not material.

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

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of one year. On December 31, 2009, we held $2.6 billion in cash and equivalents and marketable securities to be used for general corporate purposes. Our marketable securities have an average duration of six months and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

48    General Dynamics 2009 Annual Report

Hedging Activities

We had $1.8 billion in notional forward foreign exchange contracts outstanding on December 31, 2009, and $2.4 billion on December 31, 2008. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

December 31	2009	2008
Other current assets:
Designated as cash flow hedges	$37	$40
Not designated as cash flow hedges	12	12
Other current liabilities:
Designated as cash flow hedges	(14)	(108)
Not designated as cash flow hedges	(7)	(21)
Total	$28	$(77)

We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2009 or 2008.

We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statement of Earnings or in AOCI within shareholders’ equity on the Consolidated Balance Sheet, depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in AOCI until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statement of Earnings for all derivative financial instruments, regardless of designation.

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material in 2009. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings in 2010 to be material.

Foreign Currency Financial Statement Translation

We translate foreign-currency balance sheets from our international business units’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCI.

We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations in each of the past three years. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in each of the past three years.

N. COMMITMENTS AND CONTINGENCIES

Litigation

Termination of A-12 Program. In January 1991, the U.S. Navy terminated the A-12 aircraft contract for default. The A-12 contract was a fixed-price incentive contract for the full-scale development and initial production of the Navy’s carrier-based Advanced Tactical Aircraft. We and McDonnell Douglas, the contractors, were parties to the contract with the Navy. (McDonnell Douglas is now owned by The Boeing Company.) Both contractors had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination. As a consequence of the termination for default, the Navy demanded that the contractors repay $1.4 billion in unliquidated progress payments. The Navy agreed to defer collection of that amount pending a resolution by the court or a negotiated settlement.

Over more than 16 years of litigation, the trial court (the U.S. Court of Federal Claims) and appeals court (the Court of Appeals for the Federal Circuit) issued multiple rulings, some in favor of the government and others in favor of the contractors. On May 3, 2007, the trial court issued a decision upholding the default termination. The court did not, however, award any money judgment to the government. On June 2, 2009, a three-judge panel of the appeals court affirmed the trial court’s decision, and on November 24, 2009, the appeals court denied the contractors’ petitions for rehearing. The contractors intend to seek review of the appeals court decision from the United States Supreme Court. We continue to believe that the law and facts support a determination that the government’s default termination was not justified. Moreover, we continue to believe that there are significant legal obstacles to the government’s ability to collect any amount from the contractors given that no court has ever entered a money judgment in favor of the government.

If, contrary to our expectations, the default termination is ultimately sustained and the government prevails on its recovery theories, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion on December 31, 2009. This would result in a liability to us of half of the total, or approximately $1.4 billion pretax. Our after-tax charge would be approximately $800, or $2.06 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $715. We believe we have sufficient resources to satisfy our obligation if required.

General Dynamics 2009 Annual Report    49

Other. Various claims and other legal proceedings incidental to the normal course of business are pending or threatened against us. While we cannot predict the outcome of these matters, we believe any potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on our results of operations, financial condition or cash flows.

Environmental

We are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities, and at third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, we expect that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable contract costs reimbursed by the U.S. government.

As required, we provide financial assurance for certain sites undergoing or subject to investigation or remediation. We accrue environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. Where applicable, we seek insurance recovery for costs related to environmental liability. We do not record insurance recoveries before collection is considered probable. Based on all known facts and analyses, as well as current U.S. government policies relating to allowable contract costs, we do not believe that our liability at any individual site, or in the aggregate, arising from such environmental conditions, will be material to our results of operations, financial condition or cash flows. We also do not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to our results of operations, financial condition or cash flows.

Minimum Lease Payments

Total rental expense under operating leases was $258 in 2009, $230 in 2008 and $216 in 2007. Operating leases are primarily for facilities and equipment. Future minimum lease payments due during the next five years are as follows:

Year Ended December 31
2010	$220
2011	170
2012	130
2013	93
2014	78
2015 and thereafter	346
Total minimum lease payments	$1,037

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.9 billion on December 31, 2009. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

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

Aircraft Trade-ins. In connection with orders for new aircraft in funded contract backlog, our Aerospace group has offered options to some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These options were historically structured as predetermined minimum trade-in options with a fair value determined at contract signing. As the group’s contract backlog grew and the period from contract signing to scheduled entry into service extended, all new trade-in commitments were structured to establish the fair market value of the trade-in aircraft at a date generally 120 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction.

On December 31, 2009, we had five fair market value trade-in options associated with aircraft scheduled to deliver in 2010, which have yet to be exercised by the customer. Beyond these commitments, additional fair market value trade-in options remain outstanding in connection with aircraft in the group’s backlog. Additionally, two options offered at a predetermined minimum trade-in price totaling $48 for aircraft scheduled to deliver in 2010 remained unexercised on December 31, 2009. The estimated decline in fair market value from the date of commitment through the end of 2009 for these two aircraft is not material.

Labor Agreements. Approximately one-fifth of our employees are represented by labor organizations under 51 company-negotiated collective bargaining agreements. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating successor agreements without any material disruption of operating activities. We expect to complete the renegotiation of 20 collective bargaining agreements in 2010, covering approximately 6,600 employees. We do not expect that the renegotiations will, either individually or in the

50    General Dynamics 2009 Annual Report

aggregate, have a material impact on our results of operations, financial condition or cash flows.

Product Warranties. We provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based on the number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs). Our other warranty obligations, primarily for business jet aircraft, are included in other current liabilities and other liabilities on the Consolidated Balance Sheet.

The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2009	2008	2007
Beginning balance	$221	$237	$219
Warranty expense	71	69	77
Payments	(60)	(52)	(64)
Adjustments*	7	(33)	5
Ending balance	$239	$221	$237

*	Includes warranty liabilities assumed in connection with acquisitions, foreign exchange translation adjustments and reclassifications.

O. EQUITY COMPENSATION PLANS

Equity Compensation Overview

We have various equity compensation plans for employees, as well as for non-employee members of the board of directors. These include the General Dynamics Corporation 2009 Equity Compensation Plan (Equity Compensation Plan) and the 2009 General Dynamics United Kingdom Share Save Plan (U.K. Plan).

The purpose of the Equity Compensation Plan is to provide an effective means of attracting, retaining and motivating directors, officers and key employees, and to provide them with incentives to enhance our growth and profitability. Under the Equity Compensation Plan, awards may be granted to officers, employees or non-employee directors in common stock, options to purchase common stock, restricted shares of common stock, participation units or any combination of these.

Stock options may be granted either as incentive stock options, intended to qualify for capital gain treatment under Section 422 of the Internal Revenue Code (the Code), or as options not qualified under the Code. All options granted under the Equity Compensation Plan are issued with an exercise price at the fair market value of the common stock on the date of grant. Awards of stock options vest over two years, with 50 percent of the options vesting in one year and the remaining 50 percent vesting the following year. Stock options that have been awarded under the Equity Compensation Plan expire five years after the grant date. We grant stock options to participants in the Equity Compensation Plan on the first Wednesday of March based on the average of the high and low stock prices on that day as listed on the New York Stock Exchange.

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

We issue common stock under our equity compensation plans from treasury stock. On December 31, 2009, in addition to the shares reserved for issuance upon the exercise of outstanding options, approximately 32 million shares have been authorized for options and restricted stock that may be granted in the future.

Stock-based Compensation Expense

The following table details the components of stock-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2009	2008	2007
Stock options	$54	$49	$42
Restricted stock	22	19	14
Total stock-based compensation expense, net of tax*	$76	$68	$56

*	Stock-based compensation expense (pre-tax) is included in G&A expenses.

General Dynamics 2009 Annual Report    51

Stock Options

We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. We estimate the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2009	2008	2007
Expected volatility	24.0-30.2%	16.4-19.2%	15.5-21.7%
Weighted average expected volatility	25.5%	16.7%	18.9%
Expected term (in months)	40-50	44-50	48-54
Risk-free interest rate	1.4-2.8%	2.5-3.3%	4.4-4.7%
Expected dividend yield	2.0%	1.5%	1.5%

We estimate the above assumptions based on the following:

•	Expected volatility is based on the historical volatility of our common stock over a period equal to the expected term of the option.

•

Expected term is based on historical option exercise data used to determine the expected employee exercise behavior. Based on historical option exercise data, we have estimated different expected terms and determined a separate fair value for options granted for two employee populations.

•	The risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.

•	The dividend yield is based on our historical dividend yield level.

The resulting weighted average fair value per option granted was $6.98 in 2009, $11.66 in 2008 and $15.18 in 2007. Stock option expense reduced operating earnings (and earnings per share) by $83 ($0.14) in 2009, $75 ($0.12) in 2008 and $64 ($0.10) in 2007. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note Q). On December 31, 2009, we had $58 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of one year.

A summary of option activity during 2009 follows:

	Shares Under Option	Weighted Average Exercise Price
Outstanding at December 31, 2008	19,697,009	$70.28
Granted	11,975,557	40.43
Exercised	(2,801,386)	51.50
Forfeited/cancelled	(1,324,193)	52.31
Outstanding at December 31, 2009	27,546,987	$60.08
Vested and expected to vest at December 31, 2009	26,873,350	$60.30
Exercisable at December 31, 2009	11,807,955	$72.59

Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2009, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding	3.1	$362
Vested and expected to vest	3.1	348
Exercisable	2.0	33

In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised was $32 in 2009, $113 in 2008 and $218 in 2007.

        We received cash from the exercise of stock options of $142 in 2009, $144 in 2008 and $207 in 2007. The excess tax benefit resulting from stock option exercises was $5 in 2009, $31 in 2008 and $67 in 2007.

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

Compensation expense related to restricted stock and restricted stock units reduced operating earnings (and earnings per share) by $34 ($0.06) in 2009, $30 ($0.05) in 2008 and $22 ($0.03) in 2007. On December 31, 2009, we had $51 of unrecognized compensation cost related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

52    General Dynamics 2009 Annual Report

A summary of restricted stock and restricted stock unit activity during 2009 follows:

	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	1,776,791	$67.95
Granted	946,793	40.47
Vested	(491,135)	52.70
Forfeited	(33,071)	62.74
Nonvested at December 31, 2009	2,199,378	$59.60

The total fair value of shares vested was $29 in 2009, $51 in 2008 and $76 in 2007.

P. RETIREMENT PLANS

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Retirement Plan Summary Information

Pension Benefits. We have six noncontributory and five contributory trusteed, qualified defined-benefit pension plans covering eligible government business employees, and two noncontributory and four contributory plans covering eligible commercial business employees, including some employees of our international operations. The primary factors affecting the benefits earned by participants in our pension plans are employees’ years of service and compensation levels.

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

Defined-contribution Benefits. In addition to the defined-benefit plans, we provide eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on both a before-tax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives, including investment in our common stock. In certain plans, we match a portion of the employees’ contributions. Our contributions to these defined-contribution plans totaled $192 in 2009, $190 in 2008 and $182 in 2007. The defined-contribution plans held approximately 37 and 35 million shares of our common stock on December 31, 2009 and 2008, respectively, representing approximately 10 and 9 percent of our outstanding shares at each date.

Contributions and Benefit Payments

It is our policy to fund our defined-benefit retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions, considered within our framework of capital deployment opportunities. We make both discretionary and required contributions to our pension plans to provide not only for benefits attributed to service to date, but also for benefits to be earned in the future. Our required contributions are determined in accordance with IRS regulations. We contributed $298 to our pension plans in 2009 and expect to contribute approximately $300 in 2010. We will be fully subject to the Pension Protection Act of 2006 (PPA) beginning in 2011. While the contributions to our pension plans depend on a variety of factors, including the annual returns on our plan assets, we expect our future contributions to increase under the PPA. We maintain several Voluntary Employees’ Beneficiary Association (VEBA) trusts for some of our post-retirement benefit plans. For non-funded plans, claims are paid as received. We contributed $34 to our other post-retirement plans in 2009 and expect to contribute approximately $30 in 2010.

We expect the following benefits to be paid from our retirement plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2010	$420	$ 81
2011	419	82
2012	440	81
2013	463	81
2014	485	80
2015–2019	2,854	388

Government Contract Considerations

Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension plans covering employees working in our government contracting businesses. With respect to post-retirement benefit plans, our government contracts provide for the recovery of contributions to a VEBA and, for non-funded plans, recovery of claims paid. Upon payment, these recoverable contributions are assigned to contracts and billed to the customer in accordance with the Cost Accounting Standards and specific contractual terms. The cumulative pension and post-retirement benefit cost for some of these plans

General Dynamics 2009 Annual Report    53

exceeds our cost currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog, we defer the excess in contracts in process on the Consolidated Balance Sheet until the cost is paid, charged to contracts and included in revenues. For other plans, the amount contributed to the plans, charged to contracts and included in revenues has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the plan assets on the Consolidated Balance Sheet. (See Note G for a discussion of our deferred contract costs.)

The majority of our pension obligation relates to our pension plans for domestic, government business employees. The net funded status of our government pension plans was a liability of approximately $2 billion on December 31, 2009, and $2.5 billion on December 31, 2008.

Defined-benefit Retirement Plan Summary Financial Information

Estimating retirement plan assets, liabilities and costs requires the use of significant judgment, including extensive use of actuarial assumptions. These include the long-term rate of return on plan assets, the interest rate used to discount projected benefit payments, health care cost trend rates and future salary increases. Given the long-term nature of the assumptions being made, actual outcomes generally differ from these estimates.

Our annual benefit cost consists of three primary elements – the cost of benefits earned by employees for services rendered during the year, an interest charge on our plan liabilities and an assumed return on our plan assets for the year. The annual cost also includes gains and losses resulting from changes in actuarial assumptions, as well as gains and losses resulting from changes we make to plan benefit terms.

We recognize an asset or liability on the Consolidated Balance Sheet equal to the funded status of each of our defined-benefit retirement plans. The funded status is the difference between the fair value of the plan’s assets and its benefit obligation. Changes in plan assets and liabilities due to differences between actuarial assumptions and the actual results of the plan are recorded directly to AOCI in shareholders’ equity on the Consolidated Balance Sheet rather than charged to earnings. These differences are then amortized over future years as a component of our annual benefit cost. We amortize actuarial differences under qualified plans on a straight-line basis over the average remaining service period of eligible employees. We recognize the difference between the actual and expected return on plan assets for qualified plans over five years. The deferral of these differences reduces the volatility of our annual benefit cost that can result either from year-to-year changes in the assumptions or from actual results that are not necessarily representative of the long-term financial position of these plans. We recognize differences under nonqualified plans immediately.

Our annual pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits
Year Ended December 31	2009	2008	2007
Service cost	$203	$200	$208
Interest cost	491	445	417
Expected return on plan assets	(575)	(593)	(555)
Recognized net actuarial loss	35	14	10
Amortization of prior service credit	(46)	(46)	(42)
Annual benefit cost	$108	$20	$38

	Other Post-retirement Benefits
Year Ended December 31	2009	2008	2007
Service cost	$8	$14	$16
Interest cost	64	69	64
Expected return on plan assets	(32)	(29)	(26)
Recognized net actuarial (gain) loss	(6)	2	6
Amortization of prior service cost	1	—	1
Amortization of unrecognized transition obligation	—	—	1
Annual benefit cost	$35	$56	$62

54    General Dynamics 2009 Annual Report

The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation at beginning of year	$(7,745)	$(7,069)	$(972)	$(1,079)
Service cost	(203)	(200)	(8)	(14)
Interest cost	(491)	(445)	(64)	(69)
Amendments	(8)	(31)	—	(11)
Actuarial gain (loss)	2	(294)	(10)	151
Acquisitions	(16)	(126)	—	(61)
Settlement/curtailment/other	(46)	25	(12)	25
Benefits paid	380	395	79	86
Benefit obligation at end of year	$(8,127)	$(7,745)	$(987)	$(972)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$4,823	$7,452	$332	$437
Actual return on plan assets	872	(2,360)	63	(154)
Acquisitions	9	118	—	—
Employer contributions	298	17	34	95
Settlement/curtailment/other	43	(17)	—	—
Benefits paid	(372)	(387)	(51)	(46)
Fair value of assets at end of year	$5,673	$4,823	$378	$332
Funded status at end of year	$(2,454)	$(2,922)	$(609)	$(640)

Amounts recognized on the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2009	2008	2009	2008
Noncurrent assets	$103	$67	$—	$—
Current liabilities	(154)	(331)	(199)	(235)
Noncurrent liabilities	(2,403)	(2,658)	(410)	(405)
Net liability recognized	$(2,454)	$(2,922)	$(609)	$(640)

Amounts deferred in AOCI consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2009	2008	2009	2008
Net actuarial loss	$3,139	$3,464	$37	$55
Prior service credit	(383)	(438)	(4)	(2)
Total amount recognized in AOCI, pretax	$2,756	$3,026	$33	$53

General Dynamics 2009 Annual Report    55

The following represent amounts deferred in AOCI on the Consolidated Balance Sheet on December 31, 2009, that we expect to recognize in our retirement benefit cost in 2010:

	Pension Benefits	Other Post-retirement Benefits
Prior service (credit) cost	$(45)	$2
Net actuarial loss (gain)	66	(6)

A pension plan’s funded status is the difference between the plan’s assets and its “projected benefit obligation” (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. A pension plan’s “accumulated benefit obligation” (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all defined-benefit pension plans was $7.8 billion and $7.5 billion on December 31, 2009 and 2008, respectively.

On December 31, 2009 and 2008, some of our pension plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

	Pension Benefits
December 31	2009	2008
Projected benefit obligation	$(7,923)	$(7,579)
Accumulated benefit obligation	(7,637)	(7,312)
Fair value of plan assets	5,450	4,662

Retirement Plan Assumptions

We calculate the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the assumptions used to determine our benefit obligations and net periodic benefit costs:

	Pension Benefits
Assumptions at December 31	2009	2008	2007
Weighted average used to determine benefit obligations
Discount rate	6.42%	6.48%	6.46%
Rate of increase in compensation levels	2.00-9.00%	2.00-9.00%	2.50-11.00%

Weighted average used to determine net cost for the year ended
Discount rate	6.48%	6.46%	5.94%
Expected long-term rate of return on assets	8.08%	8.09%	8.11%
Rate of increase in compensation levels	2.00-9.00%	2.00-11.00%	2.50-11.00%

	Other Post-retirement Benefits
Assumptions at December 31	2009	2008	2007
Weighted average used to determine benefit obligations
Discount rate	6.18%	6.79%	6.33%

Weighted average used to determine net cost for the year ended
Discount rate	6.79%	6.33%	5.89%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
Health care cost trend rate:
Health care cost trend rate for next year	7.75%	7.75%	8.25%
Ultimate trend rate	4.75%	4.75%	4.75%
Year rate reaches ultimate trend rate	2015	2014	2014

56    General Dynamics 2009 Annual Report

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

In determining our expected long-term asset return assumptions, we rely on our current and expected asset allocation strategy. Our investment strategy considers historical market returns from various asset allocation scenarios.

These assumptions are based on our best judgment, including consideration of current and future market conditions. Changes in these estimates impact future pension and post-retirement benefits cost. As discussed above, we defer recognition of the cumulative benefit cost for our government plans in excess of costs allocable to contracts to provide a better matching of revenues and expenses. Therefore, the impact of annual changes in assumptions on the cost for these plans does not affect our future earnings either positively or negatively. For our commercial pension plans, the following hypothetical changes in the discount rate and expected long-term rate of return on plan assets would have had the following impact in 2009:

	Increase 25 bps	Decrease 25 bps
Increase (decrease) to net pension cost from:
Change in discount rate	$(5)	$5
Change in long-term rate of return on plan assets	(3)	3

A 25-basis-point change in these assumed rates would not have had a measurable impact on the benefit cost for our commercial post-retirement plans in 2009. Assumed health care cost trend rates have a significant effect on the amounts reported for our health care plans. The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rate on the net periodic benefit cost is $5 and ($4), respectively, and the effect on the accumulated post-retirement benefit obligation is $67 and ($57), respectively.

Plan Assets

A committee of our board of directors is responsible for the strategic oversight of our retirement plan assets held in trust. Management reports to the committee on a regular basis and is responsible for making all investment decisions related to retirement plan assets in compliance with the policies set forth by the committee.

Our investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. The objective of our investment policy is to generate future returns consistent with our assumed long-term rate of return used to determine our benefit obligations and net periodic benefit costs. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. At the end of 2009, our asset allocation policy ranges were:

Equities	25 - 85%
Fixed income	10 - 50%
Cash	0 - 15%
Other asset classes	0 - 10%

Over 90 percent of our pension plan assets are held in a single trust for our primary domestic government and commercial pension plans. On December 31, 2009, the trust was invested almost exclusively in publicly traded equities and fixed-income securities, but may invest in other asset classes in the future consistent with our investment policy. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets. Our investments in equity assets include U.S. and international securities as well as futures contracts on U.S. equity indices. Our investments in fixed-income assets include U.S. Treasury and U.S. agency securities, corporate bonds, mortgage-backed securities and futures contracts on U.S. Treasury securities for duration management purposes.

Assets for our international pension plans are held in trusts in the countries in which the related operations reside. Our international operations maintain investment policies for their individual plans due to country-specific regulations. The international plan assets are primarily invested in comingled funds comprised of international and U.S. equities and fixed-income securities.

We hold assets in VEBA trusts for some of our other post-retirement plans. These assets are generally invested in equities, corporate bonds and equity-based mutual funds. Our asset allocation strategy for the VEBA trusts considers potential fluctuations in our post-retirement liability, the taxable nature of certain VEBA trusts, tax deduction limits on contributions and the regulatory environment.

        Our retirement plan assets are reported at fair value. See Note D for a discussion of the fair value hierarchy. More than half of our retirement plan assets are considered Level 1 assets in the fair value hierarchy. These assets include investments in publicly traded equity securities and mutual funds. These securities (or the underlying investments of the funds) are actively traded and valued using quoted prices for identical

General Dynamics 2009 Annual Report    57

securities from the market exchanges. Our Level 2 assets consist of fixed-income securities and comingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined using valuation models that use observable inputs such as interest rates, bond yields, low-volume market quotes and quoted prices for similar assets. Our plan assets that are invested in comingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying investments of the fund. We had minimal Level 3 plan assets at December 31, 2009. These investments include real estate funds, insurance deposit contracts and direct private equity investments.

The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy on December 31, 2009, were as follows:

	Fair Value Hierarchy
Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$14	$14	$—	$—
Equity securities
U.S. companies (a)	2,453	2,453	—	—
International companies	221	221	—	—
Private equity investments	2	—	—	2
Fixed-income securities
U.S. Treasury securities	352	352	—	—
Corporate bonds (b)	873	—	873	—
Mortgage-backed securities	43	—	43	—
Asset-backed securities	2	—	2	—
Comingled funds
Equity funds	1,225	385	840	—
Money market funds	256	—	256	—
Fixed-income funds	117	—	117	—
Real estate funds	22	—	—	22
Commodity funds	7	—	7	—
Other investments
Insurance deposit agreements	86	—	—	86
Total pension plan assets	$5,673	$3,425	$2,138	$110

(a)	No single equity holding comprises more than 2 percent of the total fair value.
(b)	Our corporate bond investments have an average rating of AA-.

The fair value of our other post-retirement plan assets by category and the corresponding level within the fair value hierarchy on December 31, 2009, were as follows:

	Fair Value Hierarchy
Asset Category	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$28	$28	$—	$—
Equity securities
U.S. companies	188	188	—	—
International companies	7	7	—	—
Fixed-income securities
U.S. Treasury securities	1	1	—	—
Corporate bonds	22	—	22	—
Comingled funds
Money market funds	71	—	71	—
Equity funds	42	38	4	—
Fixed-income funds	11	—	11	—
Other investments
Insurance deposit agreements	8	—	—	8
Total other post-retirement plan assets	$378	$262	$108	$8

The changes in our Level 3 retirement plan assets for the year ended December 31, 2009, were as follows:

	Insurance Deposit Fund Agreements	Real Estate Funds	Private Equity Investments
Beginning balance at December 31, 2008	$93	$21	$—
Actual return on plan assets:
Relating to assets held at year end	5	1	—
Benefits paid	(8)	—	—
Contributions	4	—	—
Purchases	—	—	2
Ending balance at December 31, 2009	$94	$22	$2

58    General Dynamics 2009 Annual Report

Q. BUSINESS GROUP INFORMATION

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

Summary financial information for each of our business groups follows:

	Revenues			Operating Earnings			Revenues from U.S. Government
Year Ended December 31	2009	2008	2007	2009	2008	2007	2009	2008	2007
Aerospace	$5,171	$5,512	$4,828	$707	$1,021	$810	$189	$125	$170
Combat Systems	9,645	8,194	7,797	1,262	1,111	916	7,288	6,424	5,876
Marine Systems	6,363	5,556	4,993	642	521	421	6,067	5,290	4,902
Information Systems and Technology	10,802	10,038	9,622	1,151	1,075	1,027	9,177	8,307	7,809
Corporate*	—	—	—	(87)	(75)	(61)	—	—	—
	$31,981	$29,300	$27,240	$3,675	$3,653	$3,113	$22,721	$20,146	$18,757

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2009	2008	2007	2009	2008	2007	2009	2008	2007
Aerospace	$6,815	$6,515	$3,006	$112	$164	$129	$142	$68	$51
Combat Systems	9,342	8,666	7,708	104	100	118	156	140	134
Marine Systems	2,512	1,989	2,243	85	126	130	71	60	57
Information Systems and Technology	10,416	9,034	9,485	77	94	94	186	172	174
Corporate*	1,992	2,169	3,291	7	6	3	7	7	7
	$31,077	$28,373	$25,733	$385	$490	$474	$562	$447	$423

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans. Corporate identifiable assets include cash and equivalents from domestic operations and assets of discontinued operations.

The following table presents our revenues by geographic area based on the location of our customers:

Year Ended December 31	2009	2008	2007
North America:
United States	$26,017	$24,203	$22,489
Canada	760	719	665
Other	33	241	185
Total North America	26,810	25,163	23,339

Europe:
Switzerland	748	204	217
United Kingdom	614	842	777
Spain	529	662	819
Other	1,226	1,250	1,131
Total Europe	3,117	2,958	2,944
Asia/Pacific	1,154	545	382
Africa/Middle East	637	508	378
South America	263	126	197
	$31,981	$29,300	$27,240

Our revenues from international operations were $5.5 billion in 2009, $4.2 billion in 2008 and $3.9 billion in 2007. The long-lived assets of operations located outside the United States were 8 percent of our total long-lived assets on December 31, 2009 and 2008, and 4 percent on December 31, 2007.

General Dynamics 2009 Annual Report    59

R. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The fixed-rate notes described in Note J are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain of our 100-percent-owned subsidiaries (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis on December 31, 2009 and 2008, for the balance sheet, as well as the statements of earnings and cash flows for each of the three years in the period ended December 31, 2009.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Year Ended December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$25,765	$6,216	$—	$31,981
Cost of sales	9	21,143	5,200	—	26,352
General and administrative expenses	83	1,495	376	—	1,954
Operating earnings	(92)	3,127	640	—	3,675
Interest expense	(163)	(3)	(5)	—	(171)
Interest income	2	4	5	—	11
Other, net	(1)	(2)	1	—	(2)
Earnings from continuing operations before income taxes	(254)	3,126	641	—	3,513
Provision for income taxes	(35)	1,010	131	—	1,106
Discontinued operations, net of tax	—	—	(13)	—	(13)
Equity in net earnings of subsidiaries	2,613	—	—	(2,613)	—
Net earnings	$2,394	$2,116	$497	$(2,613)	$2,394

Year Ended December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$25,131	$4,169	$—	$29,300
Cost of sales	(1)	20,491	3,438	—	23,928
General and administrative expenses	76	1,419	224	—	1,719
Operating earnings	(75)	3,221	507	—	3,653
Interest expense	(118)	—	(15)	—	(133)
Interest income	39	3	25	—	67
Other, net	5	2	10	—	17
Earnings from continuing operations before income taxes	(149)	3,226	527	—	3,604
Provision for income taxes	2	1,009	115	—	1,126
Discontinued operations, net of tax	—	(3)	(16)	—	(19)
Equity in net earnings of subsidiaries	2,610	—	—	(2,610)	—
Net earnings	$2,459	$2,214	$396	$(2,610)	$2,459

Year Ended December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$23,329	$3,911	$—	$27,240
Cost of sales	(3)	19,273	3,214	—	22,484
General and administrative expenses	64	1,353	226	—	1,643
Operating earnings	(61)	2,703	471	—	3,113
Interest expense	(113)	(2)	(16)	—	(131)
Interest income	29	1	31	—	61
Other, net	(2)	3	3	—	4
Earnings from continuing operations before income taxes	(147)	2,705	489	—	3,047
Provision for income taxes	(26)	870	123	—	967
Discontinued operations, net of tax	—	(8)	—	—	(8)
Equity in net earnings of subsidiaries	2,193	—	—	(2,193)	—
Net earnings	$2,072	$1,827	$366	$(2,193)	$2,072

60    General Dynamics 2009 Annual Report

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,406	$—	$857	$—	$2,263
Accounts receivable	—	1,413	2,265	—	3,678
Contracts in process	299	3,075	1,075	—	4,449
Inventories
Raw materials	—	909	220	—	1,129
Work in process	—	896	11	—	907
Pre-owned aircraft	—	60	—	—	60
Other	—	33	(3)	—	30
Other current assets	102	142	489	—	733
Total current assets	1,807	6,528	4,914	—	13,249
Noncurrent assets:
Property, plant and equipment	140	4,448	1,089	—	5,677
Accumulated depreciation of PP&E	(37)	(2,274)	(454)	—	(2,765)
Intangible assets	—	1,640	1,531	—	3,171
Accumulated amortization of intangible assets	—	(806)	(267)	—	(1,073)
Goodwill	—	8,230	4,039	—	12,269
Other assets	35	163	351	—	549
Investment in subsidiaries	27,246	—	—	(27,246)	—
Total noncurrent assets	27,384	11,401	6,289	(27,246)	17,828
Total assets	$29,191	$17,929	$11,203	$(27,246)	$31,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$700	$2	$3	$—	$705
Customer advances and deposits	—	1,674	2,639	—	4,313
Other current liabilities	403	3,336	1,614	—	5,353
Total current liabilities	1,103	5,012	4,256	—	10,371
Noncurrent liabilities:
Long-term debt	3,143	9	7	—	3,159
Other liabilities	2,371	2,089	664	—	5,124
Total noncurrent liabilities	5,514	2,098	671	—	8,283
Intercompany	10,151	(10,815)	664	—	—
Shareholders’ equity:
Common stock, including surplus	2,000	6,773	2,244	(9,017)	2,000
Retained earnings	15,093	15,523	2,677	(18,200)	15,093
Other shareholders’ equity	(4,670)	(662)	691	(29)	(4,670)
Total shareholders’ equity	12,423	21,634	5,612	(27,246)	12,423
Total liabilities and shareholders’ equity	$29,191	$17,929	$11,203	$(27,246)	$31,077

General Dynamics 2009 Annual Report    61

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$746	$—	$875	$—	$1,621
Accounts receivable	—	1,532	1,937	—	3,469
Contracts in process	402	2,675	1,264	—	4,341
Inventories
Raw materials	—	907	94	—	1,001
Work in process	—	785	91	—	876
Pre-owned aircraft	—	100	—	—	100
Other	—	60	(8)	—	52
Other current assets	190	33	267	—	490
Total current assets	1,338	6,092	4,520	—	11,950
Noncurrent assets:
Property, plant and equipment	133	4,199	1,008	—	5,340
Accumulated depreciation of PP&E	(30)	(2,057)	(381)	—	(2,468)
Intangible assets	—	1,444	1,028	—	2,472
Accumulated amortization of intangible assets	—	(690)	(165)	—	(855)
Goodwill	—	7,646	3,767	—	11,413
Other assets	872	(448)	97	—	521
Investment in subsidiaries	23,571	—	—	(23,571)	—
Total noncurrent assets	24,546	10,094	5,354	(23,571)	16,423
Total assets	$25,884	$16,186	$9,874	$(23,571)	$28,373
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$905	$5	$1	$—	$911
Customer advances and deposits	—	1,771	2,383	—	4,154
Other current liabilities	542	3,090	1,663	—	5,295
Total current liabilities	1,447	4,866	4,047	—	10,360
Noncurrent liabilities:
Long-term debt	3,094	8	11	—	3,113
Other liabilities	2,513	1,991	343	—	4,847
Total noncurrent liabilities	5,607	1,999	354	—	7,960
Intercompany	8,777	(8,972)	195	—	—
Shareholders’ equity:
Common stock, including surplus	1,828	6,134	3,091	(9,225)	1,828
Retained earnings	13,287	12,612	1,951	(14,563)	13,287
Other shareholders’ equity	(5,062)	(453)	236	217	(5,062)
Total shareholders’ equity	10,053	18,293	5,278	(23,571)	10,053
Total liabilities and shareholders’ equity	$25,884	$16,186	$9,874	$(23,571)	$28,373

62    General Dynamics 2009 Annual Report

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(172)	$2,872	$155	$—	$2,855
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(641)	(168)	(2)	—	(811)
Capital expenditures	(7)	(297)	(81)	—	(385)
Purchases of held-to-maturity securities	(97)	—	(240)	—	(337)
Other, net	118	21	2	—	141
Net cash used by investing activities	(627)	(444)	(321)	—	(1,392)
Cash flows from financing activities:
Repayments of commercial paper, net	(904)	—	—	—	(904)
Proceeds from fixed-rate notes	747	—	—	—	747
Dividends paid	(577)	—	—	—	(577)
Other, net	(67)	(2)	(3)	—	(72)
Net cash used by financing activities	(801)	(2)	(3)	—	(806)
Net cash used by discontinued operations	—	—	(15)	—	(15)
Cash sweep/funding by parent	2,260	(2,426)	166	—	—
Net increase in cash and equivalents	660	—	(18)	—	642
Cash and equivalents at beginning of year	746	—	875	—	1,621
Cash and equivalents at end of year	$1,406	$—	$857	$—	$2,263

Year Ended December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(635)	$3,475	$284	$—	$3,124
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(1,074)	(2,150)	—	(3,224)
Sales/maturities of available-for-sale securities	1,333	57	33	—	1,423
Purchases of available-for-sale securities	(1,310)	(63)	(33)	—	(1,406)
Capital expenditures	(6)	(431)	(53)	—	(490)
Other, net	—	34	—	—	34
Net cash used by investing activities	17	(1,477)	(2,203)	—	(3,663)
Cash flows from financing activities:
Purchases of common stock	(1,522)	—	—	—	(1,522)
Proceeds from fixed-rate notes	995	—	—	—	995
Proceeds from commercial paper, net	904	—	—	—	904
Dividends paid	(533)	—	—	—	(533)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Other, net	151	(2)	(211)	—	(62)
Net cash used by financing activities	(505)	(2)	(211)	—	(718)
Net cash used by discontinued operations	—	(5)	(8)	—	(13)
Cash sweep/funding by parent	(6)	(1,991)	1,997	—	—
Net decrease in cash and equivalents	(1,129)	—	(141)	—	(1,270)
Cash and equivalents at beginning of year	1,875	—	1,016	—	2,891
Cash and equivalents at end of year	$746	$—	$875	$—	$1,621

Year Ended December 31, 2007	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(70)	$2,792	$230	$—	$2,952
Cash flows from investing activities:
Purchases of available-for-sale securities	(2,728)	(70)	—	—	(2,798)
Sales/maturities of available-for-sale securities	2,558	61	—	—	2,619
Capital expenditures	(3)	(414)	(57)	—	(474)
Business acquisitions, net of cash acquired	—	(49)	(281)	—	(330)
Other, net	38	70	—	—	108
Net cash used by investing activities	(135)	(402)	(338)	—	(875)
Cash flows from financing activities:
Purchases of common stock	(505)	—	—	—	(505)
Dividends paid	(445)	—	—	—	(445)
Other, net	274	5	(115)	—	164
Net cash used by financing activities	(676)	5	(115)	—	(786)
Net cash used by discontinued operations	—	(4)	—	—	(4)
Cash sweep/funding by parent	2,162	(2,391)	229	—	—
Net increase in cash and equivalents	1,281	—	6	—	1,287
Cash and equivalents at beginning of year	594	—	1,010	—	1,604
Cash and equivalents at end of year	$1,875	$—	$1,016	$—	$2,891

General Dynamics 2009 Annual Report    63

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

64    General Dynamics 2009 Annual Report

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of General Dynamics Corporation:

We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2009 and 2008, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Dynamics Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2010, expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 19, 2010

General Dynamics 2009 Annual Report    65

SUPPLEMENTARY DATA (UNAUDITED)

(Dollars in millions, except per-share amounts)	2009				2008
	4Q	3Q	2Q	1Q	4Q	3Q	2Q (a)	1Q
Revenues	$7,898	$7,719	$8,100	$8,264	$7,852	$7,140	$7,303	$7,005
Operating earnings	951	874	945	905	938	933	921	861
Earnings from continuing operations	618	575	621	593	630	634	641	573
Discontinued operations	(4)	(3)	(3)	(3)	(18)	—	—	(1)
Net earnings	614	572	618	590	612	634	641	572
Earnings per share – Basic (b):
Continuing operations	$1.60	$1.49	$1.61	$1.54	$1.62	$1.60	$1.61	$1.43
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.05)	—	—	—
Net earnings	1.59	1.48	1.60	1.53	1.57	1.60	1.61	1.43

Earnings per share – Diluted (b):
Continuing operations	$1.58	$1.48	$1.61	$1.54	$1.62	$1.59	$1.60	$1.42
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.05)	—	—	—
Net earnings	1.57	1.47	1.60	1.53	1.57	1.59	1.60	1.42
Market price range:
High	$70.84	$65.32	$61.12	$61.46	$74.85	$94.41	$95.13	$89.88
Low	62.19	49.85	42.30	35.28	47.81	73.12	82.47	74.01
Dividends declared	$0.38	$0.38	$0.38	$0.38	$0.35	$0.35	$0.35	$0.35

(Quarterly data are based on a 13-week period. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year.)

(a)	Second quarter of 2008 includes $35 tax benefit related to a settlement of a tax refund suit with the U.S. Department of Justice (see Note E).
(b)	The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the company’s disclosure controls and procedures were effective.

The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

66    General Dynamics 2009 Annual Report

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our evaluation we believe that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on the effectiveness of our internal control over financial reporting. The KPMG report immediately follows this report.

Jay L. Johnson	L. Hugh Redd
President and Chief Executive Officer	Senior Vice President and Chief Financial Officer

General Dynamics 2009 Annual Report    67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of General Dynamics Corporation:

We have audited General Dynamics Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation as of December 31, 2009 and 2008, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 19, 2010, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 19, 2010

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

68    General Dynamics 2009 Annual Report

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Code of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2010 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

Executive Officers of the Company

All of our executive officers are appointed annually. None of our executive officers was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions of our executives held for at least the last five years as of February 19, 2010, were as follows:

Name, Position and Office	Age
John P. Casey – Vice President of the company and President of Electric Boat Corporation since October 2003	55

Gerard J. DeMuro – Executive Vice President, Information Systems and Technology, since October 2003; Vice President of the company, February 2000 – October 2003; President of General Dynamics C4 Systems, August 2001 – October 2003	54

Gregory S. Gallopoulos – Senior Vice President, General Counsel and Secretary of the company since January 2010; Vice President and Deputy General Counsel of the company, July 2008 – January 2010; Managing Partner of Jenner & Block LLP, January 2005 – July 2008	50

Charles M. Hall – Executive Vice President, Combat Systems, since July 2005; Vice President of the company and President of General Dynamics Land Systems, September 1999 – July 2005	58

David K. Heebner – Executive Vice President, Marine Systems, since January 2009; Senior Vice President of the company, May 2002 – January 2009; President of General Dynamics Land Systems, July 2005 – October 2008; Senior Vice President, Planning and Development, May 2002 – July 2005; Vice President, Strategic Planning, January 2000 – May 2002	65

Jay L. Johnson – President and Chief Executive Officer of the company since July 2009; Vice Chairman of the company, September 2008 – July 2009; Executive Vice President of Dominion Resources, Inc., December 2002 – September 2008; Chief Executive Officer of Dominion Virginia Power, October 2007 – September 2008; President and Chief Executive Officer of Dominion Delivery, 2002 – 2007	63

S. Daniel Johnson – Vice President of the company and President of General Dynamics Information Technology since April 2008; Executive Vice President of General Dynamics Information Technology, July 2006 – April 2008; Executive Vice President and Chief Operating Officer of Anteon Corporation, August 2003 – July 2006	62

Joseph T. Lombardo – Executive Vice President, Aerospace, and President of Gulfstream Aerospace Corporation since April 2007; Vice President of the company and Chief Operating Officer of Gulfstream Aerospace Corporation, May 2002 – April 2007	62

Christopher Marzilli – Vice President of the company and President of General Dynamics C4 Systems since January 2006; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 – January 2006	50

Phebe N. Novakovic – Senior Vice President, Planning and Development, since July 2005; Vice President, Strategic Planning, October 2002 – July 2005	52

Walter M. Oliver – Senior Vice President, Human Resources and Administration, since March 2002; Vice President, Human Resources and Administration, January 2001 – March 2002	64

L. Hugh Redd – Senior Vice President and Chief Financial Officer since June 2006; Vice President and Controller of General Dynamics Land Systems, January 2000 – June 2006	52

Mark C. Roualet – Vice President of the company and President of General Dynamics Land Systems since October 2008; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 – October 2008; Senior Vice President – Ground Combat Systems, March 2003 – July 2007	51

John W. Schwartz – Vice President and Controller since March 1998	53

Lewis F. Von Thaer – Vice President of the company and President of General Dynamics Advanced Information Systems since March 2005; Senior Vice President, Operations, of General Dynamics Advanced Information Systems, November 2003 – March 2005	49

General Dynamics 2009 Annual Report    69

ITEM 11. EXECUTIVE COMPENSATION

The information required to be set forth herein is included in the sections entitled “Governance of the Company – Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in our Proxy Statement, which sections are incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be set forth herein is included in the sections entitled “Governance of the Company – Related Person Transactions Policy” and “Governance of the Company – Director Independence” in our Proxy Statement, which sections are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be set forth herein is included in the section entitled “Selection of Independent Auditors – Audit and Non-Audit Fees” in our Proxy Statement, which section is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Consolidated Financial Statements

 Consolidated Statement of Earnings

 Consolidated Balance Sheet

 Consolidated Statement of Cash Flows

 Consolidated Statement of Shareholders’ Equity

 Notes to Consolidated Financial Statements (A to R)

2. Financial Statement Schedules

Schedule	Description	Page

II	Valuation and Qualifying Accounts	72

All other financial schedules not listed are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

See Index on pages 72 through 74 of this Annual Report on Form 10-K for the year ended December 31, 2009.

70    General Dynamics 2009 Annual Report

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By:
John W. Schwartz
Vice President and Controller

February 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 19, 2010, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

President and Chief Executive Officer
Jay L. Johnson	Director (Principal Executive Officer)

Senior Vice President and Chief Financial Officer
L. Hugh Redd	(Principal Financial Officer)

Vice President and Controller
John W. Schwartz	(Principal Accounting Officer)

*
Nicholas D. Chabraja	Chairman of the Board of Directors

*
James S. Crown	Director

*
William P. Fricks	Director

*
George A. Joulwan	Director

*
Paul G. Kaminski	Director

*
John M. Keane	Director

*
Lester L. Lyles	Director

*
William A. Osborn	Director

*
J. Christopher Reyes	Director

*
Robert Walmsley	Director

*	By Gregory S. Gallopoulos pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

Gregory S. Gallopoulos
Senior Vice President, General Counsel and
Secretary

General Dynamics 2009 Annual Report    71

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	2009	2008	2007
Balance at January 1	$98	$87	$135
Charged to costs and expenses	10	8	5
Deductions from reserves	(2)	(1)	(4)
Other adjustments*	2	4	(49)
Balance at December 31	$108	$98	$87

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

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the company (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission October 7, 2004)

3.2	Amended and Restated Bylaws of General Dynamics Corporation (as amended effective February 4, 2009) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission February 5, 2009)

4.1	Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002, SEC file number 1-3671)

4.2	Second Supplemental Indenture dated as of May 15, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission May 16, 2003, SEC file number 1-3671)

4.3	Third Supplemental Indenture dated as of August 14, 2003, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission August 14, 2003, SEC file number 1-3671)

4.4	Fourth Supplemental Indenture dated as of December 15, 2008, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission December 15, 2008)

4.5	Fifth Supplemental Indenture dated as of June 24, 2009, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission June 24, 2009)

10.1*	Amended and Restated Employment Agreement between the company and Nicholas D. Chabraja dated June 7, 2007 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the Commission August 1, 2007)

10.2*	Amendment to Employment Agreement between the company and Nicholas D. Chabraja dated December 11, 2008 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.3*	Retirement Benefit Agreement between the company and David A. Savner dated March 4, 1998 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 1998, filed with the Commission March 18, 1999, SEC file number 1-3671)

10.4*	Amendment to Retirement Benefit Agreement between the company and David A. Savner dated June 7, 2007 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended July 1, 2007, filed with the Commission August 1, 2007)

72    General Dynamics 2009 Annual Report

INDEX TO EXHIBITS – GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibit Number	Description
10.5*	Second Amendment to Retirement Benefit Agreement between the company and David A. Savner dated December 11, 2008 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.6*	Letter Agreement with Jay L. Johnson dated May 7, 2008 (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended June 29, 2008, filed with the Commission August 5, 2008)

10.7*	General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004, SEC file number 1-3671)

10.8*	Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.9*	Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.10*	Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.11*	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.12*	General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159038) filed with the Commission May 7, 2009)

10.13*	Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.14*	Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.15*	Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.16*	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.17*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004, SEC file number 1-3671)

10.18*	General Dynamics Corporation Non-employee Directors’ 1999 Stock Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003, SEC file number 1-3671)

10.19*	General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003, SEC file number 1-3671)

10.20*	2009 General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159045) filed with the Commission May 7, 2009)

10.21*	General Dynamics Corporation Supplemental Savings and Stock Investment Plan, amended and restated effective as of January 1, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.22*	Form of Severance Protection Agreement entered into by substantially all executive officers elected prior to April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.23*	Form of Severance Protection Agreement entered into by substantially all executive officers elected on or after April 23, 2009**

10.24*	General Dynamics Corporation Supplemental Retirement Plan, restated effective January 1, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.25*	2009 Compensation Arrangements for Named Executive Officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended April 5, 2009, filed with the Commission May 5, 2009)

General Dynamics 2009 Annual Report    73

INDEX TO EXHIBITS – GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibit Number	Description
21	Subsidiaries**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data File**

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
**	Filed herewith.

74    General Dynamics 2009 Annual Report