Form 10-Q
period 2010-04-04
GENERAL DYNAMICS CORP
filed 2010-05-04
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

385,728,673 shares of the registrant’s common stock, $1 par value per share, were outstanding at April 4, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) April 4 2010	December 31 2009
ASSETS
Current assets:
Cash and equivalents	$2,025	$2,263
Accounts receivable	3,738	3,678
Contracts in process	4,692	4,449
Inventories	1,985	2,126
Other current assets	913	733
Total current assets	13,353	13,249
Noncurrent assets:
Property, plant and equipment, net	2,850	2,912
Intangible assets, net	2,032	2,098
Goodwill	12,288	12,269
Other assets	536	549
Total noncurrent assets	17,706	17,828
Total assets	$31,059	$31,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$704	$705
Accounts payable	2,250	2,365
Customer advances and deposits	4,102	4,313
Other current liabilities	2,881	2,988
Total current liabilities	9,937	10,371
Noncurrent liabilities:
Long-term debt	3,159	3,159
Other liabilities	5,184	5,124
Commitments and contingencies (See Note K)
Total noncurrent liabilities	8,343	8,283
Shareholders’ equity:
Common stock	482	482
Surplus	1,599	1,518
Retained earnings	15,527	15,093
Treasury stock	(3,560)	(3,463)
Accumulated other comprehensive loss	(1,269)	(1,207)
Total shareholders’ equity	12,779	12,423
Total liabilities and shareholders’ equity	$31,059	$31,077

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	April 4 2010	April 5 2009
Revenues:
Products	$5,162	$5,748
Services	2,588	2,516
	7,750	8,264
Operating costs and expenses:
Products	4,144	4,690
Services	2,202	2,159
General and administrative	486	510
	6,832	7,359
Operating earnings	918	905
Interest, net	(44)	(39)
Other, net	—	3
Earnings from continuing operations before income taxes	874	869

Provision for income taxes, net	275	276
Earnings from continuing operations	599	593

Discontinued operations, net of tax	(2)	(3)

Net earnings	$597	$590

Earnings per share
Basic:
Continuing operations	$1.56	$1.54
Discontinued operations	(0.01)	(0.01)
Net earnings	$1.55	$1.53
Diluted:
Continuing operations	$1.54	$1.54
Discontinued operations	(0.01)	(0.01)
Net earnings	$1.53	$1.53

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 4 2010	April 5 2009
Cash flows from operating activities:
Net earnings	$597	$590
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	86	85
Amortization of intangible assets	57	54
Stock-based compensation expense	29	28
Excess tax benefit from stock-based compensation	(17)	(1)
Deferred income tax provision	10	40
Discontinued operations, net of tax	2	3
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(51)	(292)
Contracts in process	(241)	64
Inventories	143	(64)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(114)	151
Customer advances and deposits	(230)	(512)
Income taxes payable	234	192
Other liabilities	(312)	(131)
Other, net	17	(53)
Net cash provided by operating activities	210	154
Cash flows from investing activities:
Purchases of held-to-maturity securities	(247)	—
Capital expenditures	(60)	(81)
Business acquisitions, net of cash acquired	(48)	(168)
Other, net	73	(36)
Net cash used by investing activities	(282)	(285)
Cash flows from financing activities:
Purchases of common stock	(200)	(109)
Proceeds from option exercises	168	27
Dividends paid	(147)	(136)
Repayment of commercial paper	—	(139)
Other, net	16	(1)
Net cash used by financing activities	(163)	(358)
Net cash used by discontinued operations – operating activities	(3)	(6)
Net decrease in cash and equivalents	(238)	(495)
Cash and equivalents at beginning of period	2,263	1,621
Cash and equivalents at end of period	$2,025	$1,126
Supplemental cash flow information:
Cash payments for:
Income taxes	$35	$41
Interest	$62	$29

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended April 4, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results for the three-month periods ended April 4, 2010, and April 5, 2009.

We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

B.	Acquisitions, Intangible Assets and Goodwill

We completed one acquisition in the first quarter of 2010 for $48 in cash. On January 8, we acquired a provider of software for military mission planning and execution. This business is included in the Information Systems and Technology group. In 2009, we acquired two businesses in the Information Systems and Technology group for an aggregate of $811 in cash. On September 2, we acquired a company that designs and manufactures high-performance electro-optical and infrared (EO/IR) sensors and systems and multi-axis stabilized cameras. On January 26, we acquired an information technology services business that performs work for our classified customers.

We funded the above acquisitions using cash on hand. The operating results of these businesses have been included with our reported results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

Intangible assets consisted of the following:

	April 4 2010			December 31 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets (a)	$2,351	$(819)	$1,532	$2,354	$(776)	$1,578
Trade names and trademarks	434	(43)	391	438	(36)	402
Technology and software	168	(79)	89	169	(73)	96
Other intangible assets (b)	207	(187)	20	210	(188)	22
Total intangible assets	$3,160	$(1,128)	$2,032	$3,171	$(1,073)	$2,098

(a)	Consists of acquired backlog and probable follow-on work and related customer relationships.

(b)	Consists primarily of aircraft product design and customer lists.

The amortization lives (in years) of our intangible assets on April 4, 2010, were as follows:

	Range of Amortization Life	Weighted Average Amortization Life
Contract and program intangible assets	7-30	16
Trade names and trademarks	30	30
Technology and software	7-13	9
Other intangible assets	7-21	13
Total intangible assets		17

We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternative method is more representative of the usage of the asset. Amortization expense was $57 for the three-month period ended April 4, 2010, and $54 for the three-month period ended April 5, 2009. We expect to record annual amortization expense over the next five years as follows:

2011	$213
2012	206
2013	171
2014	144
2015	138

The changes in the carrying amount of goodwill by reporting unit for the three months ended April 4, 2010, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2009	$2,480	$2,710	$198	$6,881	$12,269
Acquisitions	—	—	—	29	29
Other*	(46)	29	—	7	(10)
April 4, 2010	$2,434	$2,739	$198	$6,917	$12,288

*	Consists primarily of adjustments for foreign currency translation.

C.	Earnings per Share, Dividends and Comprehensive Income

Earnings per Share

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the incremental shares issuable upon the assumed exercise of stock options and the release of restricted shares. Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 4 2010	April 5 2009
Basic weighted average shares outstanding	384,823	385,845
Dilutive effect of stock options and restricted stock	4,161	696
Diluted weighted average shares outstanding	388,984	386,541

Dividends

Dividends declared per share were $0.42 and $0.38 for the three-month periods ended April 4, 2010, and April 5, 2009, respectively.

Comprehensive Income

Our comprehensive income was $535 and $418 for the three-month periods ended April 4, 2010, and April 5, 2009, respectively. The primary components of our comprehensive income are net earnings and foreign currency translation adjustments of ($57) in 2010 and ($163) in 2009.

D.	Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at their current fair value on April 4, 2010, or December 31, 2009.

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following table presents the carrying and fair values of our other financial assets and liabilities on April 4, 2010, and December 31, 2009, and the basis for determining their fair values:

Financial assets (liabilities)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
April 4, 2010
Marketable securities:
Available-for-sale*	$14	$14	$14	$—	$—
Held-to-maturity	567	567	—	567	—
Other investments*	107	107	107	—	—
Derivatives*	44	44	—	44	—
Long-term debt, including current portion	(3,863)	(4,090)	—	(4,090)	—
December 31, 2009
Marketable securities:
Available-for-sale*	$24	$24	$24	$—	$—
Held-to-maturity	336	336	—	336	—
Other investments*	122	122	122	—	—
Derivatives*	28	28	—	28	—
Long-term debt, including current portion	(3,864)	(4,079)	—	(4,079)	—

*	Reported on the Consolidated Balance Sheet at fair value.

E.	Contracts in Process

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	April 4 2010	December 31 2009
Contract costs and estimated profits	$14,970	$13,817
Other contract costs	949	981
	15,919	14,798
Advances and progress payments	(11,227)	(10,349)
Total contracts in process	$4,692	$4,449

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $40 on April 4, 2010, and $45 on December 31, 2009. We record revenue associated with these matters only when recovery can be estimated reliably and realization is probable.

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. Some of these liabilities are discounted at contractual rates agreed to with our U.S. government customer. These costs will become allocable to contracts generally when they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our April 4, 2010, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

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

	April 4 2010	December 31 2009
Raw materials	$955	$1,129
Work in process	940	907
Pre-owned aircraft	31	60
Finished goods	59	30
Total inventories	$1,985	$2,126

G.	Debt

Debt consisted of the following:

	Interest Rate	April 4 2010	December 31 2009
Fixed-rate notes due:
August 2010	4.500%	$700	$700
July 2011	1.800%	748	747
May 2013	4.250%	999	999
February 2014	5.250%	996	996
August 2015	5.375%	400	400
Other	Various	20	22
Total debt		3,863	3,864
Less current portion		704	705
Long-term debt		$3,159	$3,159

Fixed-rate Notes

On April 4, 2010, we had outstanding $3.8 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. See Note N for condensed consolidating financial statements.

Commercial Paper

On April 4, 2010, we had no commercial paper outstanding, but we maintain the ability to access the market. We have approximately $1.8 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities consist of an $815 364-day facility expiring in July 2010 and a $975 multi-year facility expiring in December 2011. These facilities are required by rating agencies to support the A1/P1 rating of our commercial paper issuances. We may renew or replace these facilities, in whole or in part, prior to or upon their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. Additionally, a number of our international subsidiaries have available local bank credit facilities aggregating approximately $1.3 billion.

Other

On April 4, 2010, other debt consisted primarily of a capital lease arrangement and debt assumed in connection with acquired businesses.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on April 4, 2010.

H.	Other Liabilities

A summary of significant liabilities by balance sheet caption follows:

	April 4 2010	December 31 2009
Salaries and wages	$624	$694
Workers’ compensation	518	517
Retirement benefits	359	353
Other (a)	1,380	1,424
Total other current liabilities	$2,881	$2,988
Retirement benefits	$2,820	$2,813
Customer deposits on commercial contracts	1,142	1,161
Deferred income taxes	531	519
Other (b)	691	631
Total other liabilities	$5,184	$5,124

(a)	Consists primarily of income tax liabilities, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	Income Taxes

Deferred Tax Assets/(Liabilities)

Our net deferred tax liability was included in the Consolidated Balance Sheet as follows:

	April 4 2010	December 31 2009
Current deferred tax asset	$31	$55
Current deferred tax liability	(97)	(103)
Noncurrent deferred tax asset	169	163
Noncurrent deferred tax liability	(531)	(519)
Net deferred tax liability	$(428)	$(404)

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

The IRS began its examination of our 2007 to 2009 tax returns in the fourth quarter of 2009. As of January 1, 2010, the IRS selected General Dynamics to participate in its Compliance Assurance Process, a real-time audit, for 2010 and future years. We have recorded liabilities for tax uncertainties for all years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on April 4, 2010, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on April 4, 2010, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of one year. On April 4, 2010, we held $2.6 billion in cash and equivalents and marketable securities. Our marketable securities have an average remaining duration of three months and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

Hedging Activities

We had $1.7 billion in notional forward foreign exchange contracts outstanding on April 4, 2010, and $1.8 billion on December 31, 2009. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

	April 4 2010	December 31 2009
Other current assets:
Designated as cash flow hedges	$49	$37
Not designated as cash flow hedges	27	12
Other current liabilities:
Designated as cash flow hedges	(20)	(14)
Not designated as cash flow hedges	(12)	(7)
Total	$44	$28

We had no material derivative financial instruments designated as fair value or net investment hedges on April 4, 2010, or December 31, 2009.

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

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material for the three-month periods ended April 4, 2010, and April 5, 2009. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings during the next 12 months to be material.

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

We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 4, 2010, or April 5, 2009. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three months of either 2010 or 2009.

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

Over more than 16 years of litigation, the trial court (the U.S. Court of Federal Claims) and appeals court (the Court of Appeals for the Federal Circuit) issued multiple rulings, some in favor of the government and others in favor of the contractors. On May 3, 2007, the trial court issued a decision upholding the default termination. The court did not, however, award any money judgment to the government. On June 2, 2009, a three-judge panel of the appeals court affirmed the trial court’s decision, and on November 24, 2009, the appeals court denied the contractors’ petitions for rehearing. The contractors have petitioned the United States Supreme Court for review of the appeals court decision. We continue to believe that the law and facts support a determination that the government’s default termination was not justified. Moreover, we continue to believe that there are significant legal obstacles to the government’s ability to collect any amount from the contractors given that no court has ever entered a money judgment in favor of the government.

If, contrary to our expectations, the default termination is ultimately sustained and the government prevails on its recovery theories, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion at April 4, 2010. This would result in a liability to us of half of the total, or approximately $1.4 billion pretax. Our after-tax charge would be approximately $800, or $2.06 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $715. We believe we have sufficient resources to satisfy our obligation if required.

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

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.8 billion on April 4, 2010. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no material event of default that would require us to satisfy these guarantees.

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

On April 4, 2010, we had two fair market value trade-in options associated with aircraft scheduled to deliver in 2010, which have not yet been exercised by the customer. Beyond these commitments, additional fair market value trade-in options remain outstanding in connection with aircraft in the group’s backlog. Additionally, two options offered at a predetermined minimum trade-in value totaling $48 for aircraft scheduled to deliver in 2010 were exercised during the quarter. The estimated decline in fair market value from the date of commitment through April 4, 2010, for these two aircraft is not material.

Product Warranties. We provide product warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based on the number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs). Our other warranty obligations, primarily for business-jet aircraft, are included in other current liabilities and other liabilities on the Consolidated Balance Sheet.

The changes in the carrying amount of warranty liabilities for the three-month periods ended April 4, 2010, and April 5, 2009, were as follows:

Three Months Ended	April 4 2010	April 5 2009
Beginning balance	$239	$221
Warranty expense	18	16
Payments	(13)	(15)
Adjustments*	(2)	(1)
Ending balance	$242	$221

*	Includes foreign exchange translation adjustments.

L.	Retirement Plans

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three-month periods ended April 4, 2010, and April 5, 2009, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 4 2010	April 5 2009	April 4 2010	April 5 2009
Service cost	$54	$52	$3	$2
Interest cost	127	123	15	16
Expected return on plan assets	(150)	(144)	(8)	(8)
Recognized net actuarial loss (gain)	17	7	(1)	(2)
Amortization of prior service credit	(11)	(12)	—	—
Net periodic cost	$37	$26	$9	$8

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

Summary operating results for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	April 4 2010	April 5 2009	April 4 2010	April 5 2009
Aerospace	$1,357	$1,455	$218	$200
Combat Systems	2,002	2,407	269	279
Marine Systems	1,639	1,669	161	163
Information Systems and Technology	2,752	2,733	290	289
Corporate*	—	—	(20)	(26)
	$7,750	$8,264	$918	$905

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans.

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

Condensed Consolidating Statement of Earnings

Three Months Ended April 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,432	$1,318	$—	$7,750
Cost of sales	(3)	5,252	1,097	—	6,346
General and administrative expenses	20	372	94	—	486
Operating earnings	(17)	808	127	—	918
Interest expense	(47)	—	—	—	(47)
Interest income	2	—	1	—	3
Other, net	—	(1)	1	—	—
Earnings from continuing operations before income taxes	(62)	807	129	—	874
Provision for income taxes	(21)	270	26	—	275
Discontinued operations, net of tax	—	—	(2)	—	(2)
Equity in net earnings of subsidiaries	638	—	—	(638)	—
Net earnings	$597	$537	$101	$(638)	$597

Three Months Ended April 5, 2009
Revenues	$—	$6,663	$1,601	$—	$8,264
Cost of sales	7	5,487	1,355	—	6,849
General and administrative expenses	19	388	103	—	510
Operating earnings	(26)	788	143	—	905
Interest expense	(39)	(2)	(1)	—	(42)
Interest income	—	2	1	—	3
Other, net	2	1	—	—	3
Earnings from continuing operations before income taxes	(63)	789	143	—	869
Provision for income taxes	(42)	273	45	—	276
Discontinued operations, net of tax	—	—	(3)	—	(3)
Equity in net earnings of subsidiaries	611	—	—	(611)	—
Net earnings	$590	$516	$95	$(611)	$590

Condensed Consolidating Balance Sheet

April 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,472	$—	$553	$—	$2,025
Accounts receivable	—	1,650	2,088	—	3,738
Contracts in process	266	3,350	1,076	—	4,692
Inventories
Raw materials	—	796	159	—	955
Work in process	—	918	22	—	940
Pre-owned aircraft	—	31	—	—	31
Finished goods	—	27	32	—	59
Other current assets	195	139	579	—	913
Total current assets	1,933	6,911	4,509	—	13,353
Noncurrent assets:
Property, plant and equipment	141	4,436	1,103	—	5,680
Accumulated depreciation of PP&E	(39)	(2,313)	(478)	—	(2,830)
Intangible assets	—	1,640	1,520	—	3,160
Accumulated amortization of intangible assets	—	(832)	(296)	—	(1,128)
Goodwill	—	8,260	4,028	—	12,288
Other assets	85	160	291	—	536
Investment in subsidiaries	28,189	—	—	(28,189)	—
Total noncurrent assets	28,376	11,351	6,168	(28,189)	17,706
Total assets	$30,309	$18,262	$10,677	$(28,189)	$31,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$700	$1	$3	$—	$704
Customer advances and deposits	—	1,662	2,440	—	4,102
Other current liabilities	590	3,128	1,413	—	5,131
Total current liabilities	1,290	4,791	3,856	—	9,937
Noncurrent liabilities:
Long-term debt	3,144	8	7	—	3,159
Other liabilities	2,528	2,092	564	—	5,184
Total noncurrent liabilities	5,672	2,100	571	—	8,343
Intercompany	10,568	(11,158)	590	—	—
Shareholders’ equity:
Common stock, including surplus	2,081	6,783	2,222	(9,005)	2,081
Retained earnings	15,527	16,402	2,797	(19,199)	15,527
Other shareholders’ equity	(4,829)	(656)	641	15	(4,829)
Total shareholders’ equity	12,779	22,529	5,660	(28,189)	12,779
Total liabilities and shareholders’ equity	$30,309	$18,262	$10,677	$(28,189)	$31,059

Condensed Consolidating Balance Sheet

December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,406	$—	$857	$—	$2,263
Accounts receivable	—	1,413	2,265	—	3,678
Contracts in process	299	3,075	1,075	—	4,449
Inventories
Raw materials	—	909	220	—	1,129
Work in process	—	896	11	—	907
Pre-owned aircraft	—	60	—	—	60
Finished goods	—	33	(3)	—	30
Other current assets	102	142	489	—	733
Total current assets	1,807	6,528	4,914	—	13,249
Noncurrent assets:
Property, plant and equipment	140	4,448	1,089	—	5,677
Accumulated depreciation of PP&E	(37)	(2,274)	(454)	—	(2,765)
Intangible assets	—	1,640	1,531	—	3,171
Accumulated amortization of intangible assets	—	(806)	(267)	—	(1,073)
Goodwill	—	8,230	4,039	—	12,269
Other assets	35	163	351	—	549
Investment in subsidiaries	27,246	—	—	(27,246)	—
Total noncurrent assets	27,384	11,401	6,289	(27,246)	17,828
Total assets	$29,191	$17,929	$11,203	$(27,246)	$31,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$700	$2	$3	$—	$705
Customer advances and deposits	—	1,674	2,639	—	4,313
Other current liabilities	403	3,336	1,614	—	5,353
Total current liabilities	1,103	5,012	4,256	—	10,371
Noncurrent liabilities:
Long-term debt	3,143	9	7	—	3,159
Other liabilities	2,371	2,089	664	—	5,124
Total noncurrent liabilities	5,514	2,098	671	—	8,283
Intercompany	10,151	(10,815)	664	—	—
Shareholders’ equity:
Common stock, including surplus	2,000	6,773	2,244	(9,017)	2,000
Retained earnings	15,093	15,523	2,677	(18,200)	15,093
Other shareholders’ equity	(4,670)	(662)	691	(29)	(4,670)
Total shareholders’ equity	12,423	21,634	5,612	(27,246)	12,423
Total liabilities and shareholders’ equity	$29,191	$17,929	$11,203	$(27,246)	$31,077

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(54)	$273	$(9)	$—	$210
Cash flows from investing activities:
Purchases of held-to-maturity securities	(125)	—	(122)	—	(247)
Business acquisitions, net of cash acquired	—	(48)	—	—	(48)
Other, net	22	8	(17)	—	13
Net cash used by investing activities	(103)	(40)	(139)	—	(282)
Cash flows from financing activities:
Purchases of common stock	(200)	—	—	—	(200)
Proceeds from option exercises	168	—	—	—	168
Dividends paid	(147)	—	—	—	(147)
Other, net	17	—	(1)	—	16
Net cash used by financing activities	(162)	—	(1)	—	(163)
Net cash used by discontinued operations	—	—	(3)	—	(3)
Cash sweep/funding by parent	385	(233)	(152)	—	—
Net decrease in cash and equivalents	66	—	(304)	—	(238)
Cash and equivalents at beginning of period	1,406	—	857	—	2,263
Cash and equivalents at end of period	$1,472	$—	$553	$—	$2,025

Three Months Ended April 5, 2009
Net cash provided by operating activities	$(16)	$117	$53	$—	$154
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(168)	—	—	(168)
Other, net	(35)	(65)	(17)	—	(117)
Net cash used by investing activities	(35)	(233)	(17)	—	(285)
Cash flows from financing activities:
Repayment of commercial paper	(139)	—	—	—	(139)
Dividends paid	(136)	—	—	—	(136)
Purchases of common stock	(109)	—	—	—	(109)
Other, net	28	(1)	(1)	—	26
Net cash used by financing activities	(356)	(1)	(1)	—	(358)
Net cash used by discontinued operations	—	—	(6)	—	(6)
Cash sweep/funding by parent	(188)	117	71	—	—
Net decrease in cash and equivalents	(595)	—	100	—	(495)
Cash and equivalents at beginning of period	746	—	875	—	1,621
Cash and equivalents at end of period	$151	$—	$975	$—	$1,126

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

Business Overview

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design, repair and construction; and information systems, technologies and services. We operate through four business groups – Aerospace, Combat Systems, Marine Systems, and Information Systems and Technology. Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate, government and individual owners of business aircraft. We operate in two primary markets: defense and national security, and business aviation. The majority of our revenues derive from contracts with the U.S. military. The following discussion should be read in conjunction with our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

Results of Operations

Consolidated Overview

Three Months Ended	April 4 2010	April 5 2009	Variance
Revenues	$7,750	$8,264	$(514)	(6.2)%
Operating earnings	918	905	13	1.4%
Operating margin	11.8%	11.0%

General Dynamics’ revenues were down in the first quarter of 2010 compared to the same period in 2009 due primarily to lower volume in the Combat Systems group and, to a lesser extent, reduced aircraft deliveries in the Aerospace group. Shipbuilding volume was down slightly in the Marine Systems group while revenues in the Information Systems and Technology group edged up compared with the first quarter of 2009.

Despite the decline in revenues, our operating earnings increased in the first quarter resulting in an 80 basis-point improvement in overall operating margins. The higher margins were driven by substantially improved performance in the Aerospace and Combat Systems groups. In the Marine Systems and Information Systems and Technology groups, margins were steady compared to the first quarter of 2009.

General and administrative (G&A) expenses were 6.3 percent of revenues for the first three months of 2010 compared with 6.2 percent in the same period in 2009. We expect G&A expenses as a percentage of sales for the full-year 2010 to be consistent with 2009 at approximately 6 percent.

Net cash provided by operating activities was $210 in the first three months of 2010, compared with $154 in the same period in 2009. We used our cash in both periods to fund acquisitions and capital expenditures, repurchase our common stock, pay dividends and repay maturing debt. Our net debt – debt less cash and equivalents and marketable securities – was $1.3 billion at the end of the first quarter of

2010, down from $2.6 billion at the end of the first quarter of 2009. The significant reduction in net debt came after the following capital deployments in the past 12 months: $691 spent on acquisitions, $588 of dividends paid, $529 of company-sponsored research and development, $364 of capital expenditures and $300 of share repurchases.

Net interest expense in the first quarter of 2010 was $44 compared with $39 in the same period in 2009 due to the issuance of additional debt in 2009. We expect full-year net interest expense between $150 and $160, subject to capital deployment activities.

Our effective tax rate for the first three months of 2010 was 31.5 percent compared with 31.8 percent in the same period in 2009. We anticipate the full-year 2010 effective tax rate to be between 31.5 and 31.7 percent, compared with 31.5 percent in 2009. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

Our total backlog was $63.9 billion on April 4, 2010, down 3 percent from the end of 2009. Funded backlog increased 3 percent in the first quarter of 2010 to $47.4 billion. We had strong order activity in all groups in the quarter, particularly in the Information Systems and Technology group, which had a book-to-bill ratio (orders divided by revenues) of one-to-one. Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft, which we refer to collectively as estimated potential contract value. As of the end of the first quarter of 2010, our estimate of this potential contract value, which we expect to realize over the next 10 to 15 years, was approximately $17 billion, down slightly from $17.6 billion at the end of 2009.

Aerospace

Three Months Ended	April 4 2010	April 5 2009	Variance
Revenues	$1,357	$1,455	$(98)	(6.7)%
Operating earnings	218	200	18	9.0%
Operating margin	16.1%	13.7%

The Aerospace group’s revenues decreased in the first quarter of 2010 due to lower volume in the group’s aircraft manufacturing and completions business. At the end of the first quarter of 2009, the group reset its aircraft production rates to bridge the downturn in the business-jet market that resulted from the global economic crisis. As a result of this action, the group delivered 28 green Gulfstream aircraft in the first quarter of 2010 compared with 31 in the first three months of 2009. The group’s outfitted deliveries of Gulfstream aircraft were also down from a year ago. The reduction, from 34 to 17, was almost exclusively within the group’s mid-size models, the result of lower mid-size green deliveries in 2009. Activity was down in the first three months of 2010 in the group’s outfitting work for aircraft produced by other original equipment manufacturers (OEMs), reflecting the economy’s impact on the broader business-jet market.

Aircraft services revenues were steady compared with the first quarter of 2009 as volume has improved since hitting a low point in mid-2009. An increase in pre-owned aircraft activity offset slightly the decrease in aircraft manufacturing and completions revenues. The group sold three pre-owned aircraft for $31 in the first quarter of 2010 compared with no sales in the same period in 2009.

Despite the decline in revenues, the group’s operating earnings improved in the first quarter of 2010. The components of the earnings growth were as follows:

Aircraft manufacturing and completions	$(25)
Pre-owned aircraft	21
Aircraft services	(5)
Other	27
Total increase in operating earnings	$18

The group’s aircraft manufacturing and completion earnings were down in the first quarter because of the lower aircraft deliveries and outfitting activity. The impact of the volume decline was offset in part by a favorable mix of outfitted deliveries and improved pricing on large-cabin units delivered in 2010 compared to those delivered in 2009. Liquidated damages associated with customer defaults were lower than a year ago but contributed to the group’s margin performance in the quarter. As a result of these factors, new aircraft manufacturing margins improved in the first quarter of 2010.

Pre-owned aircraft earnings improved in the first quarter of 2010. The economic conditions in early 2009 put significant pressure on the pre-owned aircraft market, resulting in a lower volume of transactions and reduced pricing. As a result, the group wrote down the carrying value of its pre-owned aircraft inventory in first quarter 2009. The pre-owned market continued to stabilize in early 2010. The group experienced no pre-owned losses in the first quarter of 2010 and had one pre-owned aircraft valued at $31 in inventory at the end of the quarter.

Aircraft services earnings were down slightly from the first quarter of 2009. Aircraft maintenance and repair margins have improved as flight hours in the business-jet fleet have steadied and begun to increase over the past several quarters. However, services margins have not fully returned to previous levels due to continued competitive pricing conditions in the market.

The group’s operating earnings were also favorably impacted by ongoing general and administrative cost reduction efforts and the absence of severance costs associated with workforce reduction activities in the first quarter of 2009.

As a result of the factors discussed above, the group’s overall operating margins increased 240 basis points in the quarter compared to the same prior-year period.

We expect full-year Aerospace revenues to increase in the low- to mid-single-digit percent range in 2010 over 2009. We anticipate delivering approximately the same number of Gulfstream aircraft, with a further shift toward large-cabin models, resulting in a favorable mix of deliveries compared to 2009. To the extent the mid-size market improves during the year, we have the flexibility to increase deliveries beyond our initial plan for the year. We also expect the rate of customer defaults to decline as the economy improves, resulting in fewer liquidated damages. Given these factors, we expect full-year 2010 operating margins for the group of around 14 percent, with some upside potential.

Combat Systems

Three Months Ended	April 4 2010	April 5 2009	Variance
Revenues	$2,002	$2,407	$(405)	(16.8)%
Operating earnings	269	279	(10)	(3.6)%
Operating margin	13.4%	11.6%

The Combat Systems group’s revenues were down in the first quarter of 2010 compared to the same quarter in 2009 due primarily to the timing of program activity in the group’s U.S. military vehicle business. The decrease in the group’s revenues in the quarter consisted of the following:

U.S. military vehicles	$(330)
Weapons systems and munitions	(98)
European military vehicles	23
Total decrease in revenues	$(405)

The group completed its work building mine-resistant, ambush-protected (MRAP) vehicles for the U.S. military in early 2009, resulting in the majority of the year-over-year decrease in revenues. In the first quarter of 2010, the group was awarded a contract for the production of additional MRAP vehicles, though this work is not scheduled to begin until later in 2010. U.S. military vehicle work was also down as a result of the 2009 cancellation of the manned ground vehicle portion of the U.S. Army’s Future Combat Systems (FCS) program. Offsetting these headwinds was an increase in vehicle production and modernization activity on the Stryker combat vehicle and Abrams main battle tank programs.

The decline in revenues in the group’s weapons systems and munitions businesses in the first quarter resulted from fewer sales of axles and suspensions, a reduction in activity on the group’s contract to provide small caliber ammunition to the U.S. Army and the completion of deliveries of systems that protect U.S. combat forces from improvised explosive devices (IEDs). We expect revenues in this business to increase in the second half of 2010 due to recently awarded contracts for axles and suspensions on new and retrofit MRAP vehicles, as well as opportunities for armor kits for Bradley and Stryker vehicles.

Revenues in the group’s European military vehicle business were up in the first quarter. This growth resulted from higher activity on several international wheeled armored vehicle programs, including the Eagle for Germany and the Pandur for various international customers. Volume also increased in the group’s European arms and munitions programs. The growth from these sources was tempered by the ramp down of the Leopard tank program for the Spanish government.

The Combat Systems group’s operating earnings decreased slightly in the first quarter of 2010, despite the more significant decline in revenues. As a result, operating margins increased 180 basis points in the quarter when compared to the same period in 2009. The increase in margins resulted from improved performance on several programs in the U.S. military vehicle business, including Stryker and Abrams SEP, and a favorable mix in the group’s munitions programs.

We expect full-year 2010 revenue growth in Combat Systems of approximately 4 to 5 percent. The majority of this growth is weighted toward the second half of the year and is based in part on the timing of contract awards and subsequent ramp-up of production. We expect operating margins for the group in the high-12 percent range with some opportunity to outperform given the strong operating performance in the first quarter.

Marine Systems

Three Months Ended	April 4 2010	April 5 2009	Variance
Revenues	$1,639	$1,669	$(30)	(1.8)%
Operating earnings	161	163	(2)	(1.2)%
Operating margin	9.8%	9.8%

The Marine Systems group’s revenues and operating earnings decreased slightly in the first quarter of 2010 compared to the same prior-year period due largely to the timing of shipbuilding activities. The decrease in the group’s revenues consisted of the following:

Multi-year Navy ship construction	$(77)
Other Navy ship design, construction, engineering and repair	88
Commercial ship construction	(41)
Total decrease in revenues	$(30)

The group’s multi-year ship-construction programs for the U.S. Navy include Virginia-class submarines, T-AKE combat-logistics ships, and DDG-51 and DDG-1000 destroyers. Activity on the Virginia-class program decreased slightly in the first quarter as the group transitions from the Block II contract to the Block III contract. We expect submarine construction volume to increase for the full-year as the group ramps up toward construction of two boats per year beginning in 2011. In the first quarter of 2010, the group continued construction of six of the remaining 12 boats under contract. The next boat is scheduled for delivery in the second quarter of 2010 with remaining deliveries scheduled through 2018.

Activity on the group’s T-AKE program was lower in the first quarter, consistent with expectations. The group delivered the ninth T-AKE ship in the quarter and continued construction of the 10th through 12th ships. The award of ships 13 and 14 in the first quarter extended deliveries through 2012.

Destroyer program revenues increased significantly in the first quarter of 2010 as activity increased on the group’s design and production contracts for the next-generation DDG-1000 destroyer, while volume on the DDG-51 Arleigh Burke program decreased. The remaining three DDG-51 destroyers under contract are scheduled for delivery through 2011, and the first DDG-1000 delivery is scheduled in 2014. The group was awarded a contract in the first quarter of 2010 for long-lead materials for an additional DDG-51 and expects contracts for two additional DDG-1000s in the second half of 2010.

Revenues increased in the first quarter of 2010 on engineering and repair programs for the Navy. The group has realized growing repair availabilities as the Navy recapitalizes its aging fleet. In addition, activity continues to increase on engineering programs associated with the next-generation ballistic missile submarine. In commercial shipbuilding, volume was down on the group’s five-ship product carrier program as construction activities ramp down. The final two ships under this contract are scheduled for delivery in 2010.

The group’s operating earnings decreased in the first quarter of 2010 consistent with the decline in revenues, resulting in steady operating margin performance. Operational efficiency and continued labor and material cost reductions resulted in higher earnings rates on the T-AKE and commercial product carrier programs in the first quarter. These improvements were offset by a continuing shift in contract mix within the group’s destroyer programs from the mature DDG-51 to the cost-reimbursable DDG-1000 contract.

We expect Marine Systems revenues to grow sequentially over the remaining quarters of 2010, resulting in full-year revenue growth of approximately 7 to 8 percent. We expect the group to achieve operating margins in the mid-9 percent range, impacted by the mix shift in the destroyer programs, which we expect to accelerate in the second half of the year.

Information Systems and Technology

Three Months Ended	April 4 2010	April 5 2009	Variance
Revenues	$2,752	$2,733	$19	0.7%
Operating earnings	290	289	1	0.3%
Operating margin	10.5%	10.6%

In the first quarter of 2010, the Information Systems and Technology group generated the highest quarterly revenues in the group’s history, up slightly from the same prior year period. This revenue growth is notable given that the group’s first quarter 2009 revenues were up 16 percent over the same period in 2008 and, at the time, represented the group’s highest quarterly revenues. The increase in the group’s revenues in the quarter consisted of the following:

Intelligence mission systems	$31
Tactical and strategic mission systems	(11)
Information technology and mission services	(1)
Total increase in revenues	$19

In the group’s intelligence mission systems business, the first-quarter revenue growth came from Axsys Technologies, Inc., acquired in September 2009. Revenues in the tactical and strategic mission systems business were down slightly due to a delay in funding availability on the Common Hardware/Software III (CHS-3) program. The impact of this decline was substantially offset by higher activity on the Warfighter Information Network-Tactical (WIN-T) battlefield communication system for the Army and the BOWMAN communications program for the United Kingdom. Revenues in the IT services business were steady compared with 2009 as a decline in commercial wireless activity offset growth in IT support for intelligence and federal civilian customers.

Operating earnings in the Information Systems and Technology group were essentially unchanged compared to the first quarter of 2009. Operating margins were up in the IT services business but down slightly in the tactical and strategic mission systems business, both due to a shift in contract mix. As a result, the group’s overall operating margins were 10.5 percent.

We expect full-year 2010 revenue growth in the Information Systems and Technology group of approximately 8 to 9 percent with quarterly revenues gradually increasing through the year. We expect the group’s operating margins to be in the mid-10 percent range, consistent with the first-quarter performance.

Corporate

Corporate results consist primarily of compensation expense for stock options and a portion of the results from our commercial pension plans. Corporate operating expenses totaled $20 in the first quarter of 2010 compared with $26 in the first quarter of 2009. We expect 2010 Corporate operating expense to be approximately $95.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the first quarter of 2010 and the fourth quarter of 2009:

April 4, 2010	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$18,123	$425	$18,548	$1,361	$19,909
Combat Systems	11,201	1,694	12,895	2,079	14,974
Marine Systems	9,634	12,457	22,091	340	22,431
Information Systems and Technology	8,452	1,880	10,332	13,207	23,539
Total	$47,410	$16,456	$63,866	$16,987	$80,853

December 31, 2009
Aerospace	$18,891	$433	$19,324	$1,361	$20,685
Combat Systems	11,431	1,985	13,416	2,327	15,743
Marine Systems	7,111	15,362	22,473	1,072	23,545
Information Systems and Technology	8,423	1,909	10,332	12,815	23,147
Total	$45,856	$19,689	$65,545	$17,575	$83,120

Aerospace

Aerospace funded backlog represents orders for which we have definitive purchase contracts and deposits from the customer. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. Aerospace estimated potential contract value represents options to purchase new aircraft and long-term agreements with fleet customers. The group ended the first quarter of 2010 with $18.5 billion of backlog compared with $19.3 billion at the end of 2009. The business-jet market has shown signs of steady improvement over the past few quarters. The group booked more orders for Gulfstream aircraft in the first quarter than it has since the third quarter of 2008, and orders outpaced defaults for the fourth consecutive quarter. Large-cabin orders continue to be strong, and mid-size orders improved in the first quarter of 2010, reaching their highest level since the second quarter of 2008. The group continued to experience customer defaults in the first quarter, which along with the deliveries in the quarter, led to the decline in backlog. We expect default activity to decline over the remainder of the year assuming the global economic recovery continues.

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

Our defense businesses each experienced continued demand for their products and services during the first quarter of 2010. The Information Systems and Technology group generated particularly strong order activity. The group achieved a book-to-bill ratio (orders divided by revenues) of one-to-one even as it recognized record revenues in the quarter. The orders in the defense businesses included several notable contract awards.

Combat Systems awards included the following:

•	Approximately $515 from the U.S. Army for vehicle production, contractor logistics support and battle-damage assessment under the Stryker wheeled armored vehicle program.

•	Approximately $300 from the U.S. Marine Corps under the mine-resistant, ambush-protected (MRAP) vehicle program to provide 250 RG-31 vehicles, suspension kits and spare parts.

•	Approximately $100 from the Army to provide improved ribbon bridge (IRB) bays and accessories.

Marine Systems awards included the following:

•	Approximately $845 from the U.S. Navy for the construction of the 13th and 14th T-AKE combat-logistics ships, scheduled for delivery in 2012.

•	Approximately $115 from the Navy for long-lead material for the construction of an additional DDG-51 Arleigh Burke-class destroyer.

•

Approximately $65 from the Navy to continue to provide Advance Nuclear Plant Studies (ANPS) in support of hull, mechanical, and electrical (HM&E) systems. The award has a maximum potential value of $185.

Information Systems and Technology awards included the following:

•	Approximately $390 from the Army under the WIN-T program for low rate initial production of Increment 2 satellite communication equipment and additional Increment 1 equipment.

•	Approximately $165 of orders for ruggedized computing and networking equipment under the Common Hardware/Software III (CHS-3) program, bringing the total contract value to more than $2.1 billion.

•	Approximately $110 for the Joint Tactical Radio System (JTRS) Handheld, Manpack and Small Form-Fit (HMS) radio program, bringing the total contract value to approximately $685.

•	Approximately $25 from the Army for Constructive Training Systems support. This five-year IDIQ contract has a maximum potential value of approximately $390.

•

Approximately $30 from the Army to support the Medical Communications for Combat Casualty Care (MC4) Product Management Office. The contract has a maximum potential value of approximately $150 over five years.

Financial Condition, Liquidity and Capital Resources

We ended the first quarter of 2010 with a cash balance of $2 billion, compared with $2.3 billion at the end of 2009. Our net debt was $1.3 billion, essentially unchanged from the end of 2009. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first three months of 2010 and 2009.

Operating Activities

We generated cash from operating activities of $210 in the first three months of 2010 compared with $154 in the same period in 2009. The primary driver of cash flows in both periods was net earnings, offset by growth in operating working capital (OWC). The increase in OWC in the first three months of 2010 is attributable to timing of payments on certain contracts, an occurrence we expect to reverse over the remainder of the year.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion at April 4, 2010. If this were the outcome, we would owe half of the total, or approximately $1.4 billion pretax. Our after-tax cash obligation would be approximately $715. We believe we have sufficient resources, including access to capital markets, to pay such an obligation if required.

Investing Activities

We used $282 for investing activities in the first three months of 2010 compared with $285 in the same period in 2009. The primary uses of cash in investing activities were business acquisitions, capital expenditures and purchases of marketable securities. We completed one acquisition for $48 in the first three months of 2010 and one acquisition for $168 in the same period in 2009. We used cash on hand to fund these acquisitions. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity. We expect full-year capital expenditures to be less than 2 percent of revenues. As a result of lower market interest rates, we have expanded our investments in marketable securities to generate additional return. We purchased $247 of held-to-maturity securities in the first quarter of 2010.

Financing Activities

Net cash used for financing activities was $163 in the three-month period ended April 4, 2010, compared with $358 in the same period in 2009. Our typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

We had no material debt issuances or repayments in the first quarter of 2010. We repaid $139 of commercial paper in the first three months of 2009, bringing our balance outstanding to zero. We did not have any commercial paper outstanding at either the end of the first quarter of 2010 or the end of the first quarter of 2009. We have approximately $1.8 billion in bank credit facilities that have not been drawn upon. These facilities provide backup liquidity to our commercial paper program. The next material repayment of long-term debt is $700 of fixed-rate notes scheduled to mature in the third quarter of 2010.

On March 3, 2010, our board of directors declared an increased quarterly dividend of $0.42 per share – the 13th consecutive annual increase. The board had previously increased the quarterly dividend to $0.38 per share in March 2009.

In the first three months of 2010, we repurchased 2.9 million of our outstanding shares on the open market at an average price of $68 per share. In the first three months of 2009, we repurchased 2.1 million shares at an average price of $47.50 per share. On April 4, 2010, approximately 6.5 million shares remained authorized for repurchase by our board of directors – about 2 percent of our total shares outstanding.

Free Cash Flow

Our free cash flow from operations for the first three months of 2010 was $150 compared with $73 for the same period in 2009. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Three Months Ended	April 4 2010	April 5 2009
Net cash provided by operating activities	$210	$154
Capital expenditures	(60)	(81)
Free cash flow from operations	$150	$73
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	35%	26%
Free cash flow from operations	25%	12%

We expect to continue to generate funds from operations in excess of our short- and long-term liquidity needs and anticipate free cash flow for the full year to approach 100 percent of our earnings from continuing operations. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

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

Application of Critical Accounting Policies

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to long-term contracts and programs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) on April 4, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 4, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares that May Yet Be Purchased Under the Program (a)
Pursuant to Share Buyback Program
1/1/10 - 1/31/10	—	$—	—	9,415,000
2/1/10 - 2/28/10	2,938,600	$68.04	2,938,600	6,476,400
3/1/10 - 4/4/10	—	$—	—	6,476,400
Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (b)
1/1/10 - 1/31/10	164,429	$68.68
2/1/10 - 2/28/10	—	$—
3/1/10 - 4/4/10	—	$—

Total	3,103,029	$68.07

(a)	On December 2, 2009, our board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

(b)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

We did not make any unregistered sales of equity securities in the first quarter.

ITEM 6. EXHIBITS

10.1	2010 Compensation Arrangements for Named Executive Officers*

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ Jason W. Aiken
Jason W. Aiken
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: May 4, 2010