Form 10-Q
period 2010-07-04
GENERAL DYNAMICS CORP
filed 2010-08-03
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

380,374,362 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 4, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) July 4 2010	December 31 2009
ASSETS
Current assets:
Cash and equivalents	$1,853	$2,263
Accounts receivable	3,545	3,678
Contracts in process	4,893	4,449
Inventories	1,967	2,126
Other current assets	908	733
Total current assets	13,166	13,249
Noncurrent assets:
Property, plant and equipment, net	2,850	2,912
Intangible assets, net	2,018	2,098
Goodwill	12,316	12,269
Other assets	522	549
Total noncurrent assets	17,706	17,828
Total assets	$30,872	$31,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$703	$705
Accounts payable	2,396	2,365
Customer advances and deposits	3,740	4,313
Other current liabilities	2,956	2,988
Total current liabilities	9,795	10,371
Noncurrent liabilities:
Long-term debt	3,159	3,159
Other liabilities	5,079	5,124
Commitments and contingencies (See Note K)
Total noncurrent liabilities	8,238	8,283
Shareholders’ equity:
Common stock	482	482
Surplus	1,631	1,518
Retained earnings	16,014	15,093
Treasury stock	(3,917)	(3,463)
Accumulated other comprehensive loss	(1,371)	(1,207)
Total shareholders’ equity	12,839	12,423
Total liabilities and shareholders’ equity	$30,872	$31,077

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	July 4 2010	July 5 2009
Revenues:
Products	$5,415	$5,600
Services	2,689	2,500
	8,104	8,100
Operating costs and expenses:
Products	4,328	4,517
Services	2,313	2,129
General and administrative	478	509
	7,119	7,155
Operating earnings	985	945
Interest, net	(42)	(38)
Other, net	2	—
Earnings from continuing operations before income taxes	945	907

Provision for income taxes, net	294	286
Earnings from continuing operations	651	621

Discontinued operations, net of tax	(3)	(3)

Net earnings	$648	$618

Earnings per share
Basic:
Continuing operations	$1.70	$1.61
Discontinued operations	(0.01)	(0.01)
Net earnings	$1.69	$1.60
Diluted:
Continuing operations	$1.68	$1.61
Discontinued operations	(0.01)	(0.01)
Net earnings	$1.67	$1.60

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Six Months Ended
(Dollars in millions, except per share amounts)	July 4 2010	July 5 2009
Revenues:
Products	$10,577	$11,349
Services	5,277	5,015
	15,854	16,364
Operating costs and expenses:
Products	8,472	9,206
Services	4,515	4,289
General and administrative	964	1,019
	13,951	14,514
Operating earnings	1,903	1,850
Interest, net	(86)	(77)
Other, net	2	3
Earnings from continuing operations before income taxes	1,819	1,776

Provision for income taxes, net	569	562
Earnings from continuing operations	1,250	1,214

Discontinued operations, net of tax	(5)	(6)

Net earnings	$1,245	$1,208

Earnings per share
Basic:
Continuing operations	$3.25	$3.15
Discontinued operations	(0.01)	(0.02)
Net earnings	$3.24	$3.13
Diluted:
Continuing operations	$3.21	$3.14
Discontinued operations	(0.01)	(0.02)
Net earnings	$3.20	$3.12

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 4 2010	July 5 2009
Cash flows from operating activities:
Net earnings	$1,245	$1,208
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	171	171
Amortization of intangible assets	112	108
Stock-based compensation expense	58	58
Excess tax benefit from stock-based compensation	(19)	(1)
Deferred income tax provision	30	86
Discontinued operations, net of tax	5	6
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	151	(149)
Contracts in process	(414)	(77)
Inventories	161	(115)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	26	(18)
Customer advances and deposits	(633)	(430)
Other current liabilities	(207)	(163)
Other, net	1	79
Net cash provided by operating activities	687	763
Cash flows from investing activities:
Purchases of held-to-maturity securities	(304)	—
Maturities of held-to-maturity securities	264	—
Business acquisitions, net of cash acquired	(237)	(165)
Purchases of available-for-sale securities	(170)	(107)
Capital expenditures	(123)	(170)
Other, net	124	155
Net cash used by investing activities	(446)	(287)
Cash flows from financing activities:
Purchases of common stock	(511)	(109)
Dividends paid	(310)	(283)
Proceeds from option exercises	157	30
Repayment of commercial paper	—	(853)
Proceeds from fixed-rate notes	—	747
Other, net	16	(6)
Net cash used by financing activities	(648)	(474)
Net cash used by discontinued operations – operating activities	(3)	(9)
Net decrease in cash and equivalents	(410)	(7)
Cash and equivalents at beginning of period	2,263	1,621
Cash and equivalents at end of period	$1,853	$1,614
Supplemental cash flow information:
Cash payments for:
Income taxes	$523	$470
Interest	$83	$51

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

Basis of Consolidation and Classification

The unaudited Consolidated Financial Statements included in this Form 10-Q include the accounts of General Dynamics Corporation and our wholly owned and majority-owned subsidiaries. We eliminate all inter-company balances and transactions in the consolidated statements.

Consistent with defense industry practice, we classify assets and liabilities related to long-term contracts as current, even though some of these amounts are not expected to be realized within one year. In addition, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

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

Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended July 4, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 4, 2010, and July 5, 2009.

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

B.	Acquisitions, Intangible Assets and Goodwill

We completed three acquisitions in the first six months of 2010 for an aggregate of $237 in cash. In the Combat Systems business group, we acquired a business that demilitarizes, incinerates and disposes of munitions, explosives and explosive wastes on May 12. In the Information Systems and Technology group, we acquired a provider of software for military mission planning and execution on

January 8, and a company that designs and manufactures sensor and optical surveillance systems for military and security applications on June 22.

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

We funded these acquisitions using cash on hand. The operating results of these businesses have been included with our reported results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

Intangible assets consisted of the following:

	July 4 2010			December 31 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets(a)	$2,392	$(863)	$1,529	$2,354	$(776)	$1,578
Trade names and trademarks	429	(43)	386	438	(36)	402
Technology and software	170	(83)	87	169	(73)	96
Other intangible assets(b)	206	(190)	16	210	(188)	22
Total intangible assets	$3,197	$(1,179)	$2,018	$3,171	$(1,073)	$2,098

(a)	Consists of acquired backlog and probable follow-on work and related customer relationships.

(b)	Consists primarily of aircraft product design and customer lists.

The amortization lives (in years) of our intangible assets on July 4, 2010, were as follows:

	Range of Amortization Life	Weighted Average Amortization Life
Contract and program intangible assets	7-30	17
Trade names and trademarks	30	30
Technology and software	7-13	10
Other intangible assets	7-21	13
Total intangible assets		19

We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternative method is more representative of the usage of the asset. Amortization expense was $55 and $112 for the three- and six-month periods ended July 4, 2010, and $54 and $108 for the three- and six-month periods ended July 5, 2009. We expect to record annual amortization expense over the next five years as follows:

2011	$216
2012	211
2013	174
2014	149
2015	144

The changes in the carrying amount of goodwill by reporting unit for the six months ended July 4, 2010, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2009	$2,480	$2,710	$198	$6,881	$12,269
Acquisitions	—	55	—	77	132
Other*	(51)	(30)	—	(4)	(85)
July 4, 2010	$2,429	$2,735	$198	$6,954	$12,316

*	Consists primarily of adjustments for foreign currency translation.

C.	Earnings per Share, Dividends and Comprehensive Income

Earnings per Share

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares. Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4 2010	July 5 2009	July 4 2010	July 5 2009
Basic weighted average shares outstanding	384,304	385,035	384,563	385,440
Dilutive effect of stock options and restricted stock	4,228	1,978	4,194	1,337
Diluted weighted average shares outstanding	388,532	387,013	388,757	386,777

Dividends

Dividends declared per share were $0.42 and $0.84 for the three- and six-month periods ended July 4, 2010, respectively, and $0.38 and $0.76 for the three- and six-month periods ended July 5, 2009, respectively.

Comprehensive Income

Our comprehensive income was $546 and $1.1 billion for the three- and six-month periods ended July 4, 2010, respectively, and $844 and $1.3 billion for the three- and six-month periods ended July 5, 2009, respectively. The primary components of our comprehensive income are net earnings and foreign currency translation adjustments of ($103) and ($160) for the three- and six-month periods ended July 4, 2010, respectively, and $209 and $46 for the three- and six-month periods ended July 5, 2009, respectively.

D.	Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at their current fair value on July 4, 2010, or December 31, 2009.

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

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following table presents the carrying and fair values of our other financial assets and liabilities on July 4, 2010, and December 31, 2009, and the basis for determining their fair values:

Financial assets (liabilities)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
July 4, 2010
Marketable securities:
Available-for-sale*	$130	$130	$130	$—	$—
Held-to-maturity	340	340	—	340	—
Other investments*	107	107	107	—	—
Derivatives*	22	22	—	22	—
Long-term debt, including current portion	(3,862)	(4,121)	—	(4,121)	—
December 31, 2009
Marketable securities:
Available-for-sale*	$24	$24	$24	$—	$—
Held-to-maturity	336	336	—	336	—
Other investments*	122	122	122	—	—
Derivatives*	28	28	—	28	—
Long-term debt, including current portion	(3,864)	(4,079)	—	(4,079)	—

*	Reported on the Consolidated Balance Sheet at fair value.

The fair value of our Level 2 assets and liabilities is generally determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.

E.	Contracts in Process

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	July 4 2010	December 31 2009
Contract costs and estimated profits	$15,299	$13,817
Other contract costs	948	981
	16,247	14,798
Advances and progress payments	(11,354)	(10,349)
Total contracts in process	$4,893	$4,449

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $55 on July 4, 2010, and $45 on December 31, 2009. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable.

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. Some of these liabilities are discounted at contractual rates agreed to with our U.S. government customer. These costs will become allocable to contracts generally when they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our July 4, 2010, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

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

	July 4 2010	December 31 2009
Work in process	$950	$907
Raw materials	942	1,129
Pre-owned aircraft	11	60
Finished goods	64	30
Total inventories	$1,967	$2,126

G.	Debt

Debt consisted of the following:

	Interest Rate	July 4 2010	December 31 2009
Fixed-rate notes due:
August 2010	4.500%	$700	$700
July 2011	1.800%	748	747
May 2013	4.250%	1,000	999
February 2014	5.250%	997	996
August 2015	5.375%	400	400
Other	Various	17	22
Total debt		3,862	3,864
Less current portion		703	705
Long-term debt		$3,159	$3,159

Fixed-rate Notes

On July 4, 2010, we had outstanding $3.8 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. We intend to satisfy the notes that mature in August with cash on hand. See Note N for condensed consolidating financial statements.

Commercial Paper

On July 4, 2010, we had no commercial paper outstanding, but we maintain the ability to access the market. We have approximately $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities consist of a $975 multi-year facility expiring in December 2011 and a $1 billion multi-year facility expiring in July 2013. These facilities are required by rating agencies to support the A1/P1 rating of our commercial paper issuances. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. Additionally, a number of our international subsidiaries have available local bank credit facilities aggregating approximately $1.3 billion.

Other

On July 4, 2010, other debt consisted primarily of a capital lease arrangement and debt assumed in connection with acquired businesses.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on July 4, 2010.

H.	Other Liabilities

A summary of significant liabilities by balance sheet caption follows:

	July 4 2010	December 31 2009
Salaries and wages	$711	$694
Workers’ compensation	523	517
Retirement benefits	376	353
Other (a)	1,346	1,424
Total other current liabilities	$2,956	$2,988
Retirement benefits	$2,814	$2,813
Customer deposits on commercial contracts	1,101	1,161
Deferred income taxes	469	519
Other (b)	695	631
Total other liabilities	$5,079	$5,124

(a)	Consists primarily of income tax liabilities, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	Income Taxes

Deferred Taxes

Our net deferred tax liability was included in the Consolidated Balance Sheet as follows:

	July 4 2010	December 31 2009
Current deferred tax asset	$30	$55
Current deferred tax liability	(150)	(103)
Noncurrent deferred tax asset	159	163
Noncurrent deferred tax liability	(469)	(519)
Net deferred tax liability	$(430)	$(404)

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

The IRS began its examination of our 2007 to 2009 tax returns in the fourth quarter of 2009. The IRS has selected General Dynamics to participate in its Compliance Assurance Process (CAP), a real-time audit, for 2010 and future years. The 2010 CAP audit began in the second quarter. We have recorded liabilities for tax uncertainties for all years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on July 4, 2010, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on July 4, 2010, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Interest Rate Risk

Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. However, we have assessed the risk associated with these instruments as not material.

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

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of one year. On July 4, 2010, we held $2.3 billion in cash and equivalents and marketable securities. Our marketable securities have an average remaining duration of two months and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

Hedging Activities

We had $2 billion in notional forward foreign exchange contracts outstanding on July 4, 2010, and $1.8 billion on December 31, 2009. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

	July 4 2010	December 31 2009
Other current assets:
Designated as cash flow hedges	$44	$37
Not designated as cash flow hedges	36	12
Other current liabilities:
Designated as cash flow hedges	(33)	(14)
Not designated as cash flow hedges	(25)	(7)
Total	$22	$28

We had no material derivative financial instruments designated as fair value or net investment hedges on July 4, 2010, or December 31, 2009.

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

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material for the three- and six month periods ended July 4, 2010, and July 5, 2009. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings during the next 12 months to be material.

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

We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three-and six-month periods ended July 4, 2010, or July 5, 2009. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three or six months of either 2010 or 2009.

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

If, contrary to our expectations, the default termination is ultimately sustained and the government prevails on its recovery theories, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion at July 4, 2010. This would result in a liability to us of half of the total, or approximately $1.4 billion pretax. Our after-tax charge would be approximately $805, or $2.07 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $720. We believe we have sufficient resources to satisfy our obligation if required.

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

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.7 billion on July 4, 2010. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no material event of default that would require us to satisfy these guarantees.

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

Aircraft Trade-ins. In connection with orders for new aircraft in funded contract backlog, our Aerospace group has offered options to some customers to trade in aircraft as partial consideration in the new-aircraft transaction. These trade-in commitments are structured to establish the fair market value of the trade-in aircraft at a date generally 120 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. On July 4, 2010, we had one fair market value trade-in option associated with aircraft scheduled to deliver in 2010, which has not yet been exercised by the customer. Beyond this commitment, additional fair market value trade-in options remain outstanding in connection with aircraft in the group’s backlog.

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

The changes in the carrying amount of warranty liabilities for the six-month periods ended July 4, 2010, and July 5, 2009, were as follows:

Six Months Ended	July 4 2010	July 5 2009
Beginning balance	$239	$221
Warranty expense	43	38
Payments	(25)	(29)
Adjustments*	(2)	(2)
Ending balance	$255	$228

*	Includes foreign exchange translation adjustments.

L.	Retirement Plans

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and six-month periods ended July 4, 2010, and July 5, 2009, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 4 2010	July 5 2009	July 4 2010	July 5 2009
Service cost	$54	$52	$2	$2
Interest cost	127	122	15	16
Expected return on plan assets	(150)	(143)	(8)	(8)
Recognized net actuarial loss (gain)	16	7	(1)	(2)
Amortization of prior service credit	(11)	(11)	—	—
Net periodic cost	$36	$27	$8	$8

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	July 4 2010	July 5 2009	July 4 2010	July 5 2009
Service cost	$108	$104	$5	$4
Interest cost	254	245	30	32
Expected return on plan assets	(300)	(287)	(16)	(16)
Recognized net actuarial loss (gain)	33	14	(2)	(4)
Amortization of prior service credit	(22)	(23)	—	—
Net periodic cost	$73	$53	$17	$16

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

We operate in four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. We organize and measure our business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; shipbuilding design, repair and construction; and information systems, products and services, respectively. We measure each group’s profit based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our business groups.

Summary operating results for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	July 4 2010	July 5 2009	July 4 2010	July 5 2009
Aerospace	$1,383	$1,415	$233	$215
Combat Systems	2,111	2,405	295	300
Marine Systems	1,637	1,625	167	168
Information Systems and Technology	2,973	2,655	312	284
Corporate*	—	—	(22)	(22)
	$8,104	$8,100	$985	$945

	Revenues		Operating Earnings
Six Months Ended	July 4 2010	July 5 2009	July 4 2010	July 5 2009
Aerospace	$2,740	$2,870	$451	$415
Combat Systems	4,113	4,812	564	579
Marine Systems	3,276	3,294	328	331
Information Systems and Technology	5,725	5,388	602	573
Corporate*	—	—	(42)	(48)
	$15,854	$16,364	$1,903	$1,850

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans.

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

Condensed Consolidating Statement of Earnings

Three Months Ended July 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,716	$1,388	$—	$8,104
Cost of sales	1	5,482	1,158	—	6,641
General and administrative expenses	21	369	88	—	478
Operating earnings	(22)	865	142	—	985
Interest expense	(44)	—	(1)	—	(45)
Interest income	—	3	—	—	3
Other, net	1	1	—	—	2
Earnings from continuing operations before income taxes	(65)	869	141	—	945
Provision for income taxes	(20)	274	40	—	294
Discontinued operations, net of tax	—	—	(3)	—	(3)
Equity in net earnings of subsidiaries	693	—	—	(693)	—
Net earnings	$648	$595	$98	$(693)	$648

Three Months Ended July 5, 2009
Revenues	$—	$6,563	$1,537	$—	$8,100
Cost of sales	1	5,364	1,281	—	6,646
General and administrative expenses	21	386	102	—	509
Operating earnings	(22)	813	154	—	945
Interest expense	(39)	—	(4)	—	(43)
Interest income	—	1	4	—	5
Other, net	—	(1)	1	—	—
Earnings from continuing operations before income taxes	(61)	813	155	—	907
Provision for income taxes	(28)	275	39	—	286
Discontinued operations, net of tax	—	—	(3)	—	(3)
Equity in net earnings of subsidiaries	651	—	—	(651)	—
Net earnings	$618	$538	$113	$(651)	$618

Condensed Consolidating Statement of Earnings

Six Months Ended July 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$13,148	$2,706	$—	$15,854
Cost of sales	(2)	10,734	2,255	—	12,987
General and administrative expenses	41	741	182	—	964
Operating earnings	(39)	1,673	269	—	1,903
Interest expense	(91)	—	(1)	—	(92)
Interest income	2	3	1	—	6
Other, net	1	—	1	—	2
Earnings from continuing operations before income taxes	(127)	1,676	270	—	1,819
Provision for income taxes	(41)	544	66	—	569
Discontinued operations, net of tax	—	—	(5)	—	(5)
Equity in net earnings of subsidiaries	1,331	—	—	(1,331)	—
Net earnings	$1,245	$1,132	$199	$(1,331)	$1,245

Six Months Ended July 5, 2009
Revenues	$—	$13,226	$3,138	$—	$16,364
Cost of sales	8	10,851	2,636	—	13,495
General and administrative expenses	40	774	205	—	1,019
Operating earnings	(48)	1,601	297	—	1,850
Interest expense	(80)	—	(5)	—	(85)
Interest income	2	1	5	—	8
Other, net	—	2	1	—	3
Earnings from continuing operations before income taxes	(126)	1,604	298	—	1,776
Provision for income taxes	(70)	548	84	—	562
Discontinued operations, net of tax	—	—	(6)	—	(6)
Equity in net earnings of subsidiaries	1,264	—	—	(1,264)	—
Net earnings	$1,208	$1,056	$208	$(1,264)	$1,208

Condensed Consolidating Balance Sheet

July 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,213	$—	$640	$—	$1,853
Accounts receivable	—	1,625	1,920	—	3,545
Contracts in process	268	3,464	1,161	—	4,893
Inventories
Work in process	—	925	25	—	950
Raw materials	—	784	158	—	942
Pre-owned aircraft	—	11	—	—	11
Finished goods	—	32	32	—	64
Other current assets	426	137	345	—	908
Total current assets	1,907	6,978	4,281	—	13,166
Noncurrent assets:
Property, plant and equipment	141	4,519	1,095	—	5,755
Accumulated depreciation of PP&E	(40)	(2,371)	(494)	—	(2,905)
Intangible assets	—	1,666	1,531	—	3,197
Accumulated amortization of intangible assets	—	(861)	(318)	—	(1,179)
Goodwill	—	8,318	3,998	—	12,316
Other assets	85	167	270	—	522
Investment in subsidiaries	28,741	—	—	(28,741)	—
Total noncurrent assets	28,927	11,438	6,082	(28,741)	17,706
Total assets	$30,834	$18,416	$10,363	$(28,741)	$30,872
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$700	$2	$1	$—	$703
Customer advances and deposits	—	1,566	2,174	—	3,740
Other current liabilities	550	3,397	1,405	—	5,352
Total current liabilities	1,250	4,965	3,580	—	9,795
Noncurrent liabilities:
Long-term debt	3,144	9	6	—	3,159
Other liabilities	2,453	2,069	557	—	5,079
Total noncurrent liabilities	5,597	2,078	563	—	8,238
Intercompany	11,148	(11,759)	611	—	—
Shareholders’ equity:
Common stock, including surplus	2,113	6,785	2,242	(9,027)	2,113
Retained earnings	16,014	17,006	2,868	(19,874)	16,014
Treasury stock	(3,917)	—	—	—	(3,917)
Accumulated other comprehensive loss	(1,371)	(659)	499	160	(1,371)
Total shareholders’ equity	12,839	23,132	5,609	(28,741)	12,839
Total liabilities and shareholders’ equity	$30,834	$18,416	$10,363	$(28,741)	$30,872

Condensed Consolidated Balance Sheet

December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,406	$—	$857	$—	$2,263
Accounts receivable	—	1,413	2,265	—	3,678
Contracts in process	299	3,075	1,075	—	4,449
Inventories
Raw materials	—	909	220	—	1,129
Work in process	—	896	11	—	907
Pre-owned aircraft	—	60	—	—	60
Finished goods	—	33	(3)	—	30
Other current assets	102	142	489	—	733
Total current assets	1,807	6,528	4,914	—	13,249
Noncurrent assets:
Property, plant and equipment	140	4,448	1,089	—	5,677
Accumulated depreciation of PP&E	(37)	(2,274)	(454)	—	(2,765)
Intangible assets	—	1,640	1,531	—	3,171
Accumulated amortization of intangible assets	—	(806)	(267)	—	(1,073)
Goodwill	—	8,230	4,039	—	12,269
Other assets	35	163	351	—	549
Investment in subsidiaries	27,246	—	—	(27,246)	—
Total noncurrent assets	27,384	11,401	6,289	(27,246)	17,828
Total assets	$29,191	$17,929	$11,203	$(27,246)	$31,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$700	$2	$3	$—	$705
Customer advances and deposits	—	1,674	2,639	—	4,313
Other current liabilities	403	3,336	1,614	—	5,353
Total current liabilities	1,103	5,012	4,256	—	10,371
Noncurrent liabilities:
Long-term debt	3,143	9	7	—	3,159
Other liabilities	2,371	2,089	664	—	5,124
Total noncurrent liabilities	5,514	2,098	671	—	8,283
Intercompany	10,151	(10,815)	664	—	—
Shareholders’ equity:
Common stock, including surplus	2,000	6,773	2,244	(9,017)	2,000
Retained earnings	15,093	15,523	2,677	(18,200)	15,093
Other shareholders’ equity	(4,670)	(662)	691	(29)	(4,670)
Total shareholders’ equity	12,423	21,634	5,612	(27,246)	12,423
Total liabilities and shareholders’ equity	$29,191	$17,929	$11,203	$(27,246)	$31,077

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(363)	$1,115	$(65)	$—	$687
Cash flows from investing activities:
Purchases of held-to-maturity securities	(182)	—	(122)	—	(304)
Maturities of held-to-maturity securities	54	—	210		264
Business acquisitions, net of cash acquired	—	(163)	(74)	—	(237)
Other, net	(99)	(39)	(31)	—	(169)
Net cash used by investing activities	(227)	(202)	(17)	—	(446)
Cash flows from financing activities:
Purchases of common stock	(511)	—	—	—	(511)
Dividends paid	(310)	—	—	—	(310)
Proceeds from option exercises	157	—	—	—	157
Other, net	19	(1)	(2)	—	16
Net cash used by financing activities	(645)	(1)	(2)	—	(648)
Net cash used by discontinued operations	—	—	(3)	—	(3)
Cash sweep/funding by parent	1,042	(912)	(130)	—	—
Net decrease in cash and equivalents	(193)	—	(217)	—	(410)
Cash and equivalents at beginning of period	1,406	—	857	—	2,263
Cash and equivalents at end of period	$1,213	$—	$640	$—	$1,853

Six Months Ended July 5, 2009
Net cash provided by operating activities	$(336)	$796	$303	$—	$763
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(165)	—	—	(165)
Other, net	52	(136)	(38)	—	(122)
Net cash used by investing activities	52	(301)	(38)	—	(287)
Cash flows from financing activities:
Repayment of commercial paper, net	(853)	—	—	—	(853)
Proceeds from fixed-rate notes	747	—	—	—	747
Dividends paid	(283)	—	—	—	(283)
Other, net	(82)	(2)	(1)	—	(85)
Net cash used by financing activities	(471)	(2)	(1)	—	(474)
Net cash used by discontinued operations	—	—	(9)	—	(9)
Cash sweep/funding by parent	709	(493)	(216)	—	—
Net decrease in cash and equivalents	(46)	—	39	—	(7)
Cash and equivalents at beginning of period	746	—	875	—	1,621
Cash and equivalents at end of period	$700	$—	$914	$—	$1,614

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

Business Overview

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design, repair and construction; and information systems, products and services. We operate through four business groups – Aerospace, Combat Systems, Marine Systems, and Information Systems and Technology. Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate, government and individual owners of business aircraft. We operate in two primary markets: defense and national security, and business aviation. The majority of our revenues derive from contracts with the U.S. military. The following discussion should be read in conjunction with our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

Results of Operations

Consolidated Overview

Three Months Ended	July 4 2010	July 5 2009	Variance
Revenues	$8,104	$8,100	$4	0.0%
Operating earnings	985	945	40	4.2%
Operating margin	12.2%	11.7%

Six Months Ended	July 4 2010	July 5 2009	Variance
Revenues	$15,854	$16,364	$(510)	(3.1)%
Operating earnings	1,903	1,850	53	2.9%
Operating margin	12.0%	11.3%

General Dynamics’ revenues were steady in the second quarter of 2010 but were down for the first half compared to 2009. Increases in all areas of the Information Systems and Technology portfolio have driven revenue growth in the group in 2010, particularly in the second quarter. Marine Systems revenues remained essentially unchanged in both the quarter and first half compared to 2009. Combat Systems revenues were down from 2009 due in large part to the timing of program activity in both the United States and Europe. Aerospace revenues have also declined from the second quarter and first half of 2009 as a result of reduced aircraft outfitting volume.

Operating earnings in the first half of 2010 were up significantly over 2009, exceeding any three- or six-month period in our history. The growth in operating earnings resulted in a 50 basis-point improvement in overall operating margins in the second quarter and a 70-basis point increase in the first half of the year. Margins increased significantly in the Aerospace and Combat Systems groups in 2010, while margins were steady in the Marine Systems group and down modestly in Information Systems and Technology.

General and administrative (G&A) expenses were 6.1 percent of revenues for the first six months of 2010 compared with 6.2 percent in the same period in 2009. We expect G&A expenses as a percentage of sales for the full-year 2010 to be consistent with 2009 at approximately 6 percent.

Net cash provided by operating activities was $687 in the first six months of 2010, compared with $763 in the same period in 2009. We used our cash in both periods to fund acquisitions and capital expenditures, repurchase our common stock, pay dividends and repay maturing debt. Our net debt – debt less cash and equivalents and marketable securities – was $1.5 billion at the end of the second quarter of 2010, down from $2.2 billion at the end of the second quarter of 2009. The significant reduction in net debt came after the following capital deployments in the past 12 months: $883 spent on acquisitions, $611 of share repurchases, $604 of dividends paid, $532 of company-sponsored research and development, $338 of capital expenditures, and more than $300 of contributions to our retirement plans.

Net interest expense in the first half of 2010 was $86 compared with $77 in the same period in 2009 due to the issuance of additional debt in 2009. We expect full-year net interest expense between $155 and $160, subject to capital deployment activities.

Our effective tax rate for the first six months of 2010 was 31.3 percent compared with 31.6 percent in the same period in 2009. We anticipate the full-year 2010 effective tax rate to be between 31.3 and 31.5 percent, compared with 31.5 percent in 2009. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

Our total backlog was $62.5 billion on July 4, 2010, down 2 percent from the first quarter of 2010. Second quarter order activity was particularly strong in the Combat Systems and Information Systems and Technology groups, each of which had a book-to-bill ratio (orders divided by revenues) of approximately one-to-one. Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft, which we refer to collectively as estimated potential contract value. As of the end of the second quarter of 2010, our estimate of this potential contract value, which we expect to realize over the next 10 to 15 years, was approximately $21.7 billion, up 28 percent from $17 billion at the end of the first quarter of 2010.

Aerospace

Three Months Ended	July 4 2010	July 5 2009	Variance
Revenues	$1,383	$1,415	$(32)	(2.3)%
Operating earnings	233	215	18	8.4%
Operating margin	16.8%	15.2%
Gulfstream aircraft deliveries (in units):
Green	28	26	2	7.7%
Outfitted	24	31	(7)	(22.6)%

Six Months Ended	July 4 2010	July 5 2009	Variance
Revenues	$2,740	$2,870	$(130)	(4.5)%
Operating earnings	451	415	36	8.7%
Operating margin	16.5%	14.5%
Gulfstream aircraft deliveries (in units):
Green	56	57	(1)	(1.8)%
Outfitted	41	65	(24)	(36.9)%

The Aerospace group’s revenues decreased in the second quarter and first six months of 2010 compared to the same prior-year periods. The decline was due primarily to a reduction in aircraft outfitting work. While green deliveries of Gulfstream aircraft in the second quarter and first half of 2010 were consistent with 2009, the group’s year-to-date outfitted deliveries were down significantly from a year ago. This reduction was limited primarily to the group’s mid-size models, the result of lower mid-size green deliveries in the second half of 2009. Volume associated with the group’s completion work for other original equipment manufacturers was down compared with 2009 commensurate with reduced 2010 OEM production rates attributable to the economic downturn.

The decrease in new aircraft manufacturing and outfitting revenues was partially offset by recovering aircraft-services activity. Increased business-jet flight hours and declining inventories of pre-owned aircraft in the market have led to steadily improving aircraft-services volume since hitting a low point in mid-2009. Pre-owned aircraft activity increased slightly over the first six months of 2009. The group sold four pre-owned aircraft for $64 in the first half of 2010 compared with two aircraft for $57 in the same period in 2009.

The group’s operating earnings improved in the second quarter and first six months of 2010. The components of the earnings growth were as follows:

	Second Quarter	Six Months
Aircraft manufacturing and outfitting	$(14)	$(39)
Aircraft services	9	4
Pre-owned aircraft	3	24
SG&A/other	20	47
Total increase in operating earnings	$18	$36

The group’s aircraft manufacturing and outfitting earnings were down in the second quarter and first six months of 2010 because of reduced liquidated damages associated with fewer customer defaults, as well as the decline in aircraft completion volume. Margins associated with these activities were up slightly compared with the second quarter and first half of 2009.

Aircraft services earnings have improved steadily in 2010, consistent with the increased volume. Services margins have also improved from mid-2009 but continue to be tempered by competitive market pricing conditions.

Pre-owned aircraft earnings improved from the second quarter and first half of 2009. The economic conditions in early 2009 caused pre-owned inventories to escalate, putting significant pressure on pre-owned aircraft pricing. Consequently, the group wrote down the carrying value of its pre-owned aircraft inventory in the first half of 2009. The group experienced no pre-owned losses in the first half of 2010 and had no pre-owned aircraft available for sale at the end of the quarter.

The group’s operating earnings were also favorably impacted by ongoing general and administrative cost reduction efforts, the timing of research and development expenditures and the absence of severance costs associated with workforce reduction activities in the first half of 2009.

As a result of the factors discussed above, the group’s overall operating margins increased 160 basis points in the quarter and 200 basis points year-to-date compared to the same prior-year periods.

We expect full-year 2010 Aerospace revenues to increase in the low- to mid-single-digit percent range over 2009. We expect the group’s full-year operating margins to be in the mid-15 percent range as the second half is influenced by fewer liquidated damages, increased product development costs and a two-week furlough at the group’s aircraft manufacturing facility resulting in fewer large-cabin deliveries.

Combat Systems

Three Months Ended	July 4 2010	July 5 2009	Variance
Revenues	$2,111	$2,405	$(294)	(12.2)%
Operating earnings	295	300	(5)	(1.7)%
Operating margin	14.0%	12.5%

Six Months Ended	July 4 2010	July 5 2009	Variance
Revenues	$4,113	$4,812	$(699)	(14.5)%
Operating earnings	564	579	(15)	(2.6)%
Operating margin	13.7%	12.0%

The Combat Systems group’s revenues decreased in the second quarter and first six months of 2010 compared to the same periods in 2009 due primarily to the timing of program activity in the group’s U.S. military vehicle business. The decrease in the group’s revenues consisted of the following:

	Second Quarter	Six Months
U.S. military vehicles	$(311)	$(641)
Weapons systems and munitions	27	(71)
European military vehicles	(10)	13
Total decrease in revenues	$(294)	$(699)

The primary driver of the decrease in revenues in the group’s U.S. military vehicles business was the completion of its contract to produce mine-resistant, ambush-protected (MRAP) vehicles in the first half of 2009. In the first quarter of 2010, the group was awarded a contract for the production of additional MRAP vehicles, though this work is not scheduled to deliver until the second half of 2010. Volume was also down as a result of the 2009 cancellation of the manned ground vehicle portion of the U.S. Army’s Future Combat Systems (FCS) program and the timing of activity on the group’s Stryker combat vehicle program.

In the group’s weapons and munitions businesses, revenues were up in the second quarter, but decreased in the first six months of 2010 compared to the same prior-year periods. The revenue growth in the second quarter resulted from increased sales of axles for MRAP vehicles and higher demand for the group’s propellant products. The completion of deliveries of systems that protect U.S. combat forces from improvised explosive devices (IEDs) in 2009 and a reduction in activity on the group’s contract to provide small-caliber ammunition to the Army were the primary drivers of the decline in revenues in the first half of 2010.

Revenues in the group’s European military vehicle business were essentially flat compared with the second quarter and first six months of 2009. In both periods, increasing activity on Eagle, Pandur and Piranha vehicle contracts was offset by the ramp down of the Leopard tank program for the Spanish government.

The Combat Systems group’s operating earnings decreased slightly in the second quarter and first six months of 2010. Improved performance on several U.S. military vehicle programs, including Stryker and Abrams, and a favorable mix in the group’s weapons systems and munitions programs drove significant margin improvement in 2010 over 2009. As a result, the group’s operating margins increased 150 basis points in the quarter and 170 basis points in the first half of the year.

We anticipate full-year 2010 Combat Systems revenues to be flat to down slightly compared to the group’s 2009 revenues. Previously anticipated revenue growth in 2010 has been negatively impacted by the timing of international contract awards and program starts, and a decline in the value of the euro, which reduces the group’s U.S. dollar-reported revenues and earnings. We expect full-year operating margins for the group in the mid-13 percent range given the strong operating performance in the first half of the year and the expected program mix in the second half.

Marine Systems

Three Months Ended	July 4 2010	July 5 2009	Variance
Revenues	$1,637	$1,625	$12	0.7%
Operating earnings	167	168	(1)	(0.6)%
Operating margin	10.2%	10.3%

Six Months Ended	July 4 2010	July 5 2009	Variance
Revenues	$3,276	$3,294	$(18)	(0.5)%
Operating earnings	328	331	(3)	(0.9)%
Operating margin	10.0%	10.0%

The Marine Systems group’s revenues remained essentially unchanged in the second quarter and first half of 2010 compared to the same prior-year periods. These results follow a 2009 first half in which the group generated nearly 20 percent revenue growth and more than 30 percent earnings growth over the prior year. Growth in Navy programs in 2010 offset a decline in commercial ship construction:

	Second Quarter	Six Months
Multi-year Navy ship construction	$27	$(50)
Other Navy ship design, construction, engineering and repair	24	112
Commercial ship construction	(39)	(80)
Total increase (decrease) in revenues	$12	$(18)

The group’s multi-year ship-construction programs for the U.S. Navy include Virginia-class submarines, T-AKE combat-logistics ships, and DDG-51 and DDG-1000 destroyers. Activity on the Virginia-class program increased in the second quarter but decreased slightly year-to-date as the group transitions from the Block II contract to the Block III contract. We expect submarine construction volume to increase for the full year as the group continues to ramp toward construction of two boats per year in 2011. In the second quarter of 2010, the group continued construction of six of the remaining 12 boats under contract. The seventh boat of the program delivered in July, and deliveries of the remaining boats under contract are scheduled through 2018.

Activity on the group’s T-AKE program was steady in the second quarter but down slightly in the first six months of 2010. The group continued construction of the 10th through 13th ships in the second quarter, and the 10th ship was delivered in July. Construction of the 14 th ship is scheduled to begin in the fourth quarter. Deliveries of the remaining four ships are scheduled through 2012.

Destroyer program revenues increased in the second quarter and first half of 2010 as activity ramped up on the group’s design and production contracts for the next-generation DDG-1000 destroyer, while volume on the DDG-51 Arleigh Burke program decreased. The remaining two DDG-51 destroyers under contract are scheduled for delivery in 2011, and the first DDG-1000 delivery is scheduled in 2014. The group was awarded a contract in the first half of 2010 for long-lead material for an additional Arleigh Burke destroyer under the DDG-51 continuation program. The group also received contracts for long-lead construction of the second DDG-1000 and long-lead material for the third ship.

Revenues on engineering programs associated with the next-generation ballistic-missile submarine were also up significantly in the second quarter and first six months of 2010. In commercial shipbuilding, revenues declined in 2010 on the group’s five-ship product carrier program as construction activities ramp down. The final two ships currently under contract are scheduled for delivery in the second half of 2010. We anticipate additional opportunities for commercial programs as the economy recovers given the age of the Jones Act fleet and environmental regulations.

The group’s 2010 operating earnings were also consistent with the second quarter and first half of 2009. As a result, margins were down 10 basis points in the quarter and steady for the first half compared with 2009. A continuing shift in contract mix within the group’s destroyer programs from the mature DDG-51 program to the cost-reimbursable contract for the first DDG-1000 offset improved productivity on the T-AKE and commercial product carrier programs in 2010.

We expect Marine Systems revenues to grow in the second half of the year, resulting in full-year revenue growth of approximately 5 percent over 2009. We expect the group to achieve operating margins in the mid-9 percent range, driven by the mix shift in the destroyer programs, which is scheduled to accelerate in the second half of the year.

Information Systems and Technology

Three Months Ended	July 4 2010	July 5 2009	Variance
Revenues	$2,973	$2,655	$318	12.0%
Operating earnings	312	284	28	9.9%
Operating margin	10.5%	10.7%

Six Months Ended	July 4 2010	July 5 2009	Variance
Revenues	$5,725	$5,388	$337	6.3%
Operating earnings	602	573	29	5.1%
Operating margin	10.5%	10.6%

The Information Systems and Technology group’s revenues increased in the second quarter and first half of 2010 over the same periods in 2009, with strong contributions from each of the group’s markets. Particularly notable is the group’s 8-percent revenue growth in the second quarter over the record-level revenues in the first quarter of 2010. The increase in the group’s revenues over 2009 consisted of the following:

	Second Quarter	Six Months
Tactical and strategic mission systems	$185	$174
Information technology and mission services	102	101
Intelligence mission systems	31	62
Total increase in revenues	$318	$337

Revenues in the tactical and strategic mission systems business increased significantly in 2010 due to higher volume on ruggedized and mobile computing programs and tactical communication contracts, including the Warfighter Information Network – Tactical (WIN-T) battlefield communication system for the Army and the BOWMAN communications program for the United Kingdom. In the group’s IT services business, volume increased on the group’s IT support programs for the intelligence community and the Network-Centric Solutions (NETCENTS) program to provide network support for federal agencies. The revenue growth in the group’s intelligence mission systems business resulted from the acquisition of Axsys Technologies, Inc., in the third quarter of 2009.

Operating earnings in the Information Systems and Technology group increased in the second quarter and first six months of 2010. The group’s operating margins were 10.5% in both the second quarter and first half of the year, down slightly compared to 2009 as a result of an anticipated shift in contract mix. Year-to-date operating margins were up in the IT services and intelligence mission systems businesses but down slightly in the tactical and strategic mission systems business.

We expect quarterly revenues in the Information Systems and Technology group to continue to increase throughout the remainder of the year, resulting in full-year 2010 revenue growth of approximately 8 to 9 percent over 2009. Consistent with the group’s performance in the first half of 2010, we expect the group’s full-year operating margins to be in the mid-10 percent range.

Corporate

Corporate results consist primarily of compensation expense for stock options and a portion of the results from our commercial pension plans. Corporate operating expenses totaled $22 in the second quarter of 2010, unchanged from the second quarter of 2009. Year-to-date Corporate operating expenses were $42 in the first six months of 2010 compared with $48 in the same period in 2009. We expect 2010 Corporate operating expense to be approximately $90.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the second and first quarters of 2010:

July 4, 2010	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$17,393	$408	$17,801	$1,361	$19,162
Combat Systems	11,070	1,695	12,765	4,744	17,509
Marine Systems	8,757	12,541	21,298	768	22,066
Information Systems and Technology	8,658	1,996	10,654	14,848	25,502
Total	$45,878	$16,640	$62,518	$21,721	$84,239

April 4, 2010
Aerospace	$18,123	$425	$18,548	$1,361	$19,909
Combat Systems	11,201	1,694	12,895	2,079	14,974
Marine Systems	9,634	12,457	22,091	340	22,431
Information Systems and Technology	8,452	1,880	10,332	13,207	23,539
Total	$47,410	$16,456	$63,866	$16,987	$80,853

Aerospace

Aerospace funded backlog represents orders for which we have definitive purchase contracts and deposits from the customer. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. Aerospace estimated potential contract value represents options to purchase new aircraft and long-term agreements with fleet customers. The group ended the second quarter of 2010 with $17.8 billion of backlog compared with $18.5 billion at the end of the first quarter. While the group experienced a significant reduction in customer default activity in the second quarter, aircraft deliveries exceeded net orders, resulting in the decline in backlog. The business-jet market has shown signs of continued improvement over the past few quarters, including increased utilization, decreasing pre-owned inventories and improving service demand. Order activity slowed in June, largely the result of European economic instability and resulting market uncertainty. We expect order activity to improve commensurate with the economy and default activity to continue to decline.

Defense Businesses

The total backlog for our defense businesses represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in the backlog only firm contracts we believe are likely to receive funding. Our backlog does not include work awarded under unfunded IDIQ contract awards or unexercised options. The estimated potential contract value represents our estimate of the potential value we will receive under these arrangements.

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

Our defense businesses each experienced healthy demand for their products and services during the second quarter of 2010. The Information Systems and Technology and Combat Systems groups generated particularly strong order activity, each achieving a book-to-bill ratio (orders divided by revenues) of approximately one-to-one. In addition, the potential value associated with IDIQ contracts and options grew significantly in both of these groups in the quarter. The orders in the defense businesses included several notable contract awards.

Combat Systems awards included the following:

•	Approximately $380 from the U.S. Army under the Stryker wheeled armored vehicle program for “double-V” hull design and engineering, and contractor logistics and vehicle support.

•	Approximately $280 from the Army for the production of Hydra-70 rockets, motors and warheads. This award has a maximum potential value of nearly $1 billion if all options are exercised.

•

Approximately $90 from the Army to provide Stabilized Commander’s Weapon Stations (SCWS) for Abrams main battle tanks under the Tank Urban Survivability Kit (TUSK) program. This award brings the total contract value to over $450.

•	Approximately $85 from the U.S. Marine Corps under the MRAP vehicle program for RG-31 vehicle field support and engineering upgrades.

•	Approximately $50 from Germany to produce Eagle IV armored vehicles. This contract has a maximum potential value of over $500 if all options are exercised.

•	Approximately $35 from the Canadian government for design work on the LAV III upgrade program. Combat Systems was selected as the prime contractor and systems integrator for the program in 2009.

Marine Systems awards included the following:

•	Approximately $170 from the U.S. Navy for lead-yard services for Virginia-class submarines. The award has a maximum potential value of approximately $880 if all options are exercised.

•	Over $100 from the Navy for engineering and support services for the DDG-1000 program, long-lead construction for the second DDG-1000 and long-lead material for the third ship.

Information Systems and Technology awards included the following:

•

Approximately $775 from the U.K. Ministry of Defence for the demonstration phase of the Scout Specialist Vehicle program. The contract includes options for future vehicle production, which will be added to the backlog upon successful testing of seven prototype vehicles. Work under this contract will be shared with the Combat Systems group, including a significant portion of the future production effort.

•	Approximately $220 of orders for ruggedized computing equipment under the Common Hardware/Software III (CHS-3) program, bringing the total contract value to nearly $2.3 billion.

•	Approximately $100 in orders for networking communications products under the Network-Centric Solutions (NETCENTS) program, bringing the total contract value to over $1.1 billion.

•

An IDIQ contract from the National Aeronautics and Space Administration (NASA) for the Space Network Ground Segment Sustainment (SGSS) project. The contract has a maximum potential value of approximately $640 over seven years.

•

One of several awards from the National Geospatial-Intelligence Agency to develop satellite-based intelligence-gathering technology for the Total Application Services for Enterprise Requirements (TASER) IDIQ program. The program has a maximum potential value of $1 billion among all awardees over five years.

•

One of several IDIQ contracts under the Defense Intelligence Agency’s (DIA) Solutions for the Information Technology Enterprise (SITE) contract. The program has a maximum potential value of $6.6 billion among all awardees over five years.

•

One of three awards under the Federal Aviation Administration’s (FAA) System Engineering 2020 Research and Development/Mission Analysis Support program. Our award under this program has a maximum potential value of $1.2 billion over 10 years.

•

One of three awards under the Navy’s Common Afloat Local Area Network Infrastructure (CALI) IDIQ program to provide ships and submarines with secure hardware, software and networking equipment. The program has a maximum potential value of approximately $500 among all awardees.

Financial Condition, Liquidity and Capital Resources

We ended the second quarter of 2010 with a cash balance of $1.9 billion, compared to $2.3 billion at the end of 2009. Our net debt was $1.5 billion, up from $1.2 billion at the end of 2009. Our debt-to-equity ratio (total debt divided by total equity) was down 100 basis points to 30.1 percent at the end of the second quarter from 31.1 percent at the end of 2009. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first six months of 2010 and 2009.

Operating Activities

We generated cash from operating activities of $687 in the first six months of 2010 compared with $763 in the same period in 2009. The primary driver of cash flows in both periods was net earnings, offset by growth in operating working capital due primarily to a decrease in customer advances and deposits. The decrease is attributable to timing of payments on certain contracts, which we expect to reverse in the second half of the year.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion on July 4, 2010. If this were the outcome, we would owe half of the total, or approximately $1.4 billion pretax. Our after-tax cash obligation would be approximately $720. We believe we have sufficient resources, including access to capital markets, to pay such an obligation if required.

Investing Activities

We used $446 for investing activities in the first six months of 2010 compared with $287 in the same period in 2009. The primary uses of cash in investing activities were business acquisitions, capital expenditures and purchases of marketable securities. We completed three acquisitions for $237 in the first six months of 2010 and one acquisition for $165 in the same period in 2009. We used cash on hand to fund these acquisitions. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity. We expect full-year capital expenditures to be about 1 percent of revenues. As a result of lower market interest rates, we have expanded our investments in marketable securities to generate additional return. We purchased $141 of available-for-sale and held-to-maturity securities in the first half of 2010, net of sales and maturities. In the first six months of 2009, we received $47 of net proceeds from the sale of marketable securities.

Financing Activities

Net cash used for financing activities was $648 in the six-month period ended July 4, 2010, compared with $474 in the same period in 2009. Our typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

We had no material debt issuances or repayments in the first half of 2010 and no commercial paper outstanding at the end of the second quarter. In the first six months of 2009, we issued $750 of two-year fixed-rate debt and repaid $853 of commercial paper. We have approximately $2 billion in bank credit facilities that have not been drawn upon. These facilities provide backup liquidity to our commercial paper program. The next material repayment of long-term debt is $700 of fixed-rate notes scheduled to mature in August of 2010. We plan to satisfy this obligation with cash on hand.

On March 3, 2010, our board of directors declared an increased quarterly dividend of $0.42 per share – the 13th consecutive annual increase. The board had previously increased the quarterly dividend to $0.38 per share in March 2009.

In the first six months of 2010, we repurchased 8.5 million of our outstanding shares on the open market at an average price of $67 per share. In the first six months of 2009, we repurchased 2.1 million shares at an average price of $47.50 per share. On July 4, 2010, approximately one million shares remained authorized by our board of directors for repurchase – less than 1 percent of our total shares outstanding.

Free Cash Flow

Our free cash flow from operations for the first six months of 2010 was $564 compared with $593 for the same period in 2009. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Six Months Ended	July 4 2010	July 5 2009
Net cash provided by operating activities	$687	$763
Capital expenditures	(123)	(170)
Free cash flow from operations	$564	$593
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	55%	63%
Free cash flow from operations	45%	49%

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on July 4, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 4, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog stability. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K. These factors include, without limitation:

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

All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to the company or any person acting on the company’s behalf are qualified by the cautionary statements in this section. We do not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report except as expressly required to do so by law.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our second quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares that May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
4/5/10 - 5/2/10	—	$—	—	6,476,400
5/3/10 - 5/30/10	1,813,300	$71.16	1,813,300	4,663,100
5/31/10 - 7/4/10	3,698,100	$63.41	3,698,100	965,000

Total	5,511,400	$65.96

*	On December 2, 2009, our board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

We did not make any unregistered sales of equity securities in the second quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ Jason W. Aiken
Jason W. Aiken
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: August 3, 2010