Form 10-Q
period 2010-10-03
GENERAL DYNAMICS CORP
filed 2010-11-02
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

377,743,896 shares of the registrant’s common stock, $1 par value per share, were outstanding on October 3, 2010.

PART I – FINANCIAL INFORMATION

ITEM  1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	(Unaudited) October 3 2010	December 31 2009
ASSETS
Current assets:
Cash and equivalents	$1,843	$2,263
Accounts receivable	3,874	3,678
Contracts in process	4,986	4,449
Inventories	1,986	2,126
Other current assets	701	733
Total current assets	13,390	13,249
Noncurrent assets:
Property, plant and equipment, net	2,918	2,912
Intangible assets, net	2,011	2,098
Goodwill	12,544	12,269
Other assets	620	549
Total noncurrent assets	18,093	17,828
Total assets	$31,483	$31,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$774	$705
Accounts payable	2,571	2,365
Customer advances and deposits	4,080	4,313
Other current liabilities	2,886	2,988
Total current liabilities	10,311	10,371
Noncurrent liabilities:
Long-term debt	2,430	3,159
Other liabilities	5,160	5,124
Commitments and contingencies (See Note K)
Total noncurrent liabilities	7,590	8,283
Shareholders’ equity:
Common stock	482	482
Surplus	1,662	1,518
Retained earnings	16,504	15,093
Treasury stock	(4,077)	(3,463)
Accumulated other comprehensive loss	(989)	(1,207)
Total shareholders’ equity	13,582	12,423
Total liabilities and shareholders’ equity	$31,483	$31,077

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	October 3 2010	October 4 2009
Revenues:
Products	$5,290	$5,185
Services	2,721	2,534
	8,011	7,719
Operating costs and expenses:
Products	4,217	4,220
Services	2,347	2,173
General and administrative	481	452
	7,045	6,845
Operating earnings	966	874
Interest, net	(38)	(40)
Other, net	—	(6)
Earnings from continuing operations before income taxes	928	828

Provision for income taxes, net	279	253
Earnings from continuing operations	649	575

Discontinued operations, net of tax	1	(3)

Net earnings	$650	$572

Earnings per share
Basic:
Continuing operations	$1.71	$1.49
Discontinued operations	—	(0.01)
Net earnings	$1.71	$1.48
Diluted:
Continuing operations	$1.70	$1.48
Discontinued operations	—	(0.01)
Net earnings	$1.70	$1.47

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per share amounts)	October 3 2010	October 4 2009
Revenues:
Products	$15,867	$16,534
Services	7,998	7,549
	23,865	24,083
Operating costs and expenses:
Products	12,690	13,421
Services	6,861	6,467
General and administrative	1,445	1,471
	20,996	21,359
Operating earnings	2,869	2,724
Interest, net	(124)	(117)
Other, net	2	(3)
Earnings from continuing operations before income taxes	2,747	2,604

Provision for income taxes, net	848	815
Earnings from continuing operations	1,899	1,789

Discontinued operations, net of tax	(4)	(9)

Net earnings	$1,895	$1,780

Earnings per share
Basic:
Continuing operations	$4.96	$4.64
Discontinued operations	(0.01)	(0.02)
Net earnings	$4.95	$4.62
Diluted:
Continuing operations	$4.91	$4.62
Discontinued operations	(0.01)	(0.02)
Net earnings	$4.90	$4.60

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 3 2010	October 4 2009
Cash flows from operating activities:
Net earnings	$1,895	$1,780
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	257	257
Amortization of intangible assets	167	161
Stock-based compensation expense	88	87
Excess tax benefit from stock-based compensation	(19)	—
Deferred income tax provision	65	189
Discontinued operations, net of tax	4	9
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(178)	(324)
Contracts in process	(478)	(80)
Inventories	149	(56)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	201	(146)
Customer advances and deposits	(331)	(238)
Other current liabilities	(336)	(218)
Other, net	83	(64)
Net cash provided by operating activities	1,567	1,357
Cash flows from investing activities:
Maturities of held-to-maturity securities	599	—
Purchases of held-to-maturity securities	(452)	—
Business acquisitions, net of cash acquired	(233)	(805)
Capital expenditures	(219)	(251)
Purchases of available-for-sale securities	(199)	(129)
Maturities of available-for-sale securities	120	174
Other, net	123	90
Net cash used by investing activities	(261)	(921)
Cash flows from financing activities:
Purchases of common stock	(726)	(109)
(Repayment of) proceeds from fixed-rate notes	(700)	747
Dividends paid	(471)	(430)
Proceeds from option exercises	159	68
Repayment of commercial paper	—	(904)
Other, net	16	(8)
Net cash used by financing activities	(1,722)	(636)
Net cash used by discontinued operations – operating activities	(4)	(12)
Net decrease in cash and equivalents	(420)	(212)
Cash and equivalents at beginning of period	2,263	1,621
Cash and equivalents at end of period	$1,843	$1,409
Supplemental cash flow information:
Cash payments for:
Income taxes	$750	$614
Interest	$145	$114

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts or unless otherwise noted)

A.	Basis of Preparation

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

Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended October 3, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended October 3, 2010, and October 4, 2009.

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

B.	Acquisitions, Intangible Assets and Goodwill

We completed three acquisitions in the first nine months of 2010 for an aggregate of $233 in cash. On May 12, we acquired a business that demilitarizes, incinerates and disposes of munitions, explosives and explosive wastes in an environmentally safe and efficient manner. This business is included in the Combat Systems group. On January 8, we acquired a provider of software for military mission planning and execution, and, on June 22, we acquired a company that designs and manufactures sensor and optical surveillance systems for military and security applications. These businesses are included in the Information Systems and Technology group.

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

Intangible assets consisted of the following:

	October 3 2010			December 31 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets(a)	$2,405	$(905)	$1,500	$2,354	$(776)	$1,578
Trade names and trademarks	464	(52)	412	438	(36)	402
Technology and software	173	(88)	85	169	(73)	96
Other intangible assets(b)	207	(193)	14	210	(188)	22
Total intangible assets	$3,249	$(1,238)	$2,011	$3,171	$(1,073)	$2,098

(a)	Consists of acquired backlog and probable follow-on work and related customer relationships.

(b)	Consists primarily of aircraft product design and customer lists.

The amortization lives (in years) of our intangible assets on October 3, 2010, were as follows:

	Range of Amortization Life	Weighted Average Amortization Life
Contract and program intangible assets	7-30	17
Trade names and trademarks	30	30
Technology and software	7-13	10
Other intangible assets	7-21	12
Total intangible assets		19

We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternative method is more representative of the usage of the asset. Amortization expense was $55 and $167 for the three- and nine-month periods ended October 3, 2010, and $ 53 and $161 for the three- and nine-month periods ended October 4, 2009. We expect to record annual amortization expense over the next five years as follows:

2011	$220
2012	213
2013	178
2014	151
2015	148

The changes in the carrying amount of goodwill by reporting unit for the nine months ended October 3, 2010, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2009	$2,480	$2,710	$198	$6,881	$12,269
Acquisitions	—	57	—	75	132
Other*	98	34	—	11	143
October 3, 2010	$2,578	$2,801	$198	$6,967	$12,544

*	Consists primarily of adjustments for foreign currency translation.

C.	Earnings per Share, Dividends and Comprehensive Income

Earnings per Share

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares. Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3 2010	October 4 2009	October 3 2010	October 4 2009
Basic weighted average shares outstanding	379,088	385,243	382,738	385,374
Dilutive effect of stock options and restricted stock	3,452	2,845	3,947	1,840
Diluted weighted average shares outstanding	382,540	388,088	386,685	387,214

Dividends

Dividends declared per share were $0.42 and $1.26 for the three- and nine-month periods ended October 3, 2010, respectively, and $0.38 and $1.14 for the three- and nine-month periods ended October 4, 2009, respectively.

Comprehensive Income

Our comprehensive income was $1 billion and $2.1 billion for the three- and nine-month periods ended October 3, 2010, respectively, and $796 and $2.1 billion for the three- and nine-month periods ended October 4, 2009, respectively. The primary components of our comprehensive income are net earnings and foreign currency translation adjustments of $317 and $157 for the three- and nine-month periods ended October 3, 2010, respectively, and $211 and $257 for the three- and nine-month periods ended October 4, 2009, respectively.

D.	Fair Value of Financial Instruments

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at their current fair value on October 3, 2010, or December 31, 2009.

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

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following table presents the carrying and fair values of our other financial assets and liabilities on October 3, 2010, and December 31, 2009, and the basis for determining their fair values:

Financial assets (liabilities)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
October 3, 2010
Marketable securities:
Available-for-sale*	$49	$49	$49	$—	$—
Held-to-maturity	158	158	—	158	—
Other investments*	108	108	108	—	—
Derivatives*	122	122	—	122	—
Long-term debt, including current portion	(3,204)	(3,502)	—	(3,502)	—
December 31, 2009
Marketable securities:
Available-for-sale*	$24	$24	$24	$—	$—
Held-to-maturity	336	336	—	336	—
Other investments*	122	122	122	—	—
Derivatives*	28	28	—	28	—
Long-term debt, including current portion	(3,864)	(4,079)	—	(4,079)	—

*	Reported on the Consolidated Balance Sheet at fair value.

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

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	October 3 2010	December 31 2009
Contract costs and estimated profits	$15,333	$13,817
Other contract costs	1,038	981
	16,371	14,798
Advances and progress payments	(11,385)	(10,349)
Total contracts in process	$4,986	$4,449

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs, which totaled approximately $60 on October 3, 2010, and $45 on December 31, 2009. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable.

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. Some of these liabilities are discounted at contractual rates agreed to with our U.S. government customer. These costs will become allocable to contracts generally when they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our October 3, 2010, contracts-in-process balance, with the exception of these other contract costs, during the next 12 months.

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

	October 3 2010	December 31 2009
Work in process	$976	$907
Raw materials	939	1,129
Finished goods	71	30
Pre-owned aircraft	—	60
Total inventories	$1,986	$2,126

G.	Debt

Debt consisted of the following:

	Interest Rate	October 3 2010	December 31 2009
Fixed-rate notes due:
August 2010	4.500%	$—	$700
July 2011	1.800%	749	747
May 2013	4.250%	1,000	999
February 2014	5.250%	997	996
August 2015	5.375%	400	400
Other	Various	58	22
Total debt		3,204	3,864
Less current portion		774	705
Long-term debt		$2,430	$3,159

Fixed-rate Notes

On October 3, 2010, we had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and any applicable make-whole amounts. We repaid $700 of the fixed-rate notes on the scheduled maturity date in August. See Note N for condensed consolidating financial statements.

Commercial Paper

On October 3 2010, we had no commercial paper outstanding, but we maintain the ability to access the market. We have approximately $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities consist of a $975 multi-year facility expiring in December 2011 and a $1 billion multi-year facility expiring in July 2013. These facilities are required by rating agencies to support the A1/P1 rating of our commercial paper issuances. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. Additionally, a number of our international subsidiaries have available local bank credit facilities aggregating approximately $1.4 billion.

Other

On October 3, 2010, other debt consisted primarily of debt assumed in connection with acquired businesses and from recent capital investments.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on October 3, 2010.

H.	Other Liabilities

A summary of significant liabilities by balance sheet caption follows:

	October 3 2010	December 31 2009
Salaries and wages	$734	$694
Workers’ compensation	523	517
Retirement benefits	244	353
Other (a)	1,385	1,424
Total other current liabilities	$2,886	$2,988
Retirement benefits	$2,825	$2,813
Customer deposits on commercial contracts	1,063	1,161
Deferred income taxes	517	519
Other (b)	755	631
Total other liabilities	$5,160	$5,124

(a)	Consists primarily of income tax liabilities, dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	Income Taxes

Deferred Taxes

Our net deferred tax liability was included in the Consolidated Balance Sheet as follows:

	October 3 2010	December 31 2009
Current deferred tax asset	$29	$55
Current deferred tax liability	(243)	(103)
Noncurrent deferred tax asset	234	163
Noncurrent deferred tax liability	(517)	(519)
Net deferred tax liability	$(497)	$(404)

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

In the third quarter of 2009, we reached agreement with the Internal Revenue Service (IRS) on the examination of our federal income tax returns for 2005 and 2006. The resolution of this audit had no material impact on our results of operations, financial condition, cash flows or effective tax rate. With the completion of this audit, the IRS has examined all of our consolidated federal income tax returns through 2006.

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

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on October 3, 2010, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on October 3, 2010, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of one year. On October 3, 2010, we held $2.1 billion in cash and equivalents and marketable securities. Our marketable securities have an average remaining duration of five months and an average credit rating of AA. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

Hedging Activities

We had $4.3 billion in notional forward foreign exchange contracts outstanding on October 3, 2010, and $1.8 billion on December 31, 2009. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

	October 3 2010	December 31 2009
Other current assets:
Designated as cash flow hedges	$121	$37
Not designated as cash flow hedges	33	12
Other current liabilities:
Designated as cash flow hedges	(20)	(14)
Not designated as cash flow hedges	(12)	(7)
Total	$122	$28

We had no material derivative financial instruments designated as fair value or net investment hedges on October 3, 2010, or December 31, 2009.

We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statement of Earnings or in accumulated other comprehensive income (AOCI) within shareholders’ equity on the Consolidated Balance Sheet depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in AOCI until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statement of Earnings for all derivative financial instruments, regardless of designation.

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material for the three- and nine month periods ended October 3, 2010, and October 4, 2009. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings during the next 12 months to be material.

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

We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three-and nine-month periods ended October 3, 2010, or October 4, 2009. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three or nine months of either 2010 or 2009.

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

Over more than 19 years of litigation, the trial court (the U.S. Court of Federal Claims) and appeals court (the Court of Appeals for the Federal Circuit) have issued multiple rulings, some in favor of the government and others in favor of the contractors. On May 3, 2007, the trial court issued a decision upholding the default termination. The court did not, however, award any money judgment to the government. On June 2, 2009, a three-judge panel of the appeals court affirmed the trial court’s decision, and on November 24, 2009, the appeals court denied the contractors’ petitions for rehearing. On September 28, 2010, the United States Supreme Court granted the contractors’ petition for review as to one issue – whether the government can maintain its default claim against the contractors while invoking the state-secrets privilege to deny the contractors a defense to that claim. The contractors contend that the government should not be permitted to pursue its default claim after stripping the contractors of their superior knowledge defense to that claim by invoking the state-secrets privilege. Additionally, apart from the state-secrets issue, and even if the Supreme Court were to ultimately rule in the government’s favor on that issue, we continue to believe that there are significant legal obstacles to the government’s ability to collect any amount from the contractors given that no court has ever entered a money judgment in favor of the government.

If, contrary to our expectations, the default termination is ultimately sustained and the government prevails on its recovery theories, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion at October 3, 2010. This would result in a liability to us of half of the total, or approximately $1.4 billion pretax. Our after-tax charge would be approximately $810, or $2.12 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $725. We believe we have sufficient resources to satisfy our obligation if required.

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

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.7 billion on October 3, 2010. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no material event of default that would require us to satisfy these guarantees.

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

The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 3, 2010, and October 4, 2009, were as follows:

Nine Months Ended	October 3 2010	October 4 2009
Beginning balance	$239	$221
Warranty expense	54	49
Payments	(38)	(46)
Adjustments*	2	3
Ending balance	$257	$227

*	Includes foreign exchange translation adjustments.

L.	Retirement Plans

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic pension and other post-retirement benefit costs for the three- and nine-month periods ended October 3, 2010, and October 4, 2009, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 3 2010	October 4 2009	October 3 2010	October 4 2009
Service cost	$54	$52	$3	$2
Interest cost	127	123	15	16
Expected return on plan assets	(150)	(144)	(8)	(8)
Recognized net actuarial loss (gain)	17	7	(1)	(2)
Amortization of prior service credit	(11)	(12)	—	—
Net periodic cost	$37	$26	$9	$8

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	October 3 2010	October 4 2009	October 3 2010	October 4 2009
Service cost	$162	$156	$8	$6
Interest cost	381	368	45	48
Expected return on plan assets	(450)	(431)	(24)	(24)
Recognized net actuarial loss (gain)	50	21	(3)	(6)
Amortization of prior service credit	(33)	(35)	—	—
Net periodic cost	$110	$79	$26	$24

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

Summary operating results for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	October 3 2010	October 4 2009	October 3 2010	October 4 2009
Aerospace	$1,291	$1,120	$199	$125
Combat Systems	2,069	2,347	311	316
Marine Systems	1,700	1,518	169	155
Information Systems and Technology	2,951	2,734	306	296
Corporate*	—	—	(19)	(18)
	$8,011	$7,719	$966	$874

	Revenues		Operating Earnings
Nine Months Ended	October 3 2010	October 4 2009	October 3 2010	October 4 2009
Aerospace	$4,031	$3,990	$650	$540
Combat Systems	6,182	7,159	875	895
Marine Systems	4,976	4,812	497	486
Information Systems and Technology	8,676	8,122	908	869
Corporate*	—	—	(61)	(66)
	$23,865	$24,083	$2,869	$2,724

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans.

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

Condensed Consolidating Statement of Earnings

Three Months Ended October 3, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,517	$1,494	$—	$8,011
Cost of sales	2	5,352	1,210	—	6,564
General and administrative expenses	20	357	104	—	481
Operating earnings	(22)	808	180	—	966
Interest expense	(38)	(1)	—	—	(39)
Interest income	—	(1)	2	—	1
Other, net	1	(1)	—	—	—
Earnings from continuing operations before income taxes	(59)	805	182	—	928
Provision for income taxes	(22)	272	29	—	279
Discontinued operations, net of tax	—	—	1	—	1
Equity in net earnings of subsidiaries	687	—	—	(687)	—
Net earnings	$650	$533	$154	$(687)	$650

Three Months Ended October 4, 2009
Revenues	$—	$6,278	$1,441	$—	$7,719
Cost of sales	—	5,202	1,191	—	6,393
General and administrative expenses	23	336	93	—	452
Operating earnings	(23)	740	157	—	874
Interest expense	(42)	—	—	—	(42)
Interest income	—	—	2	—	2
Other, net	—	(4)	(2)	—	(6)
Earnings from continuing operations before income taxes	(65)	736	157	—	828
Provision for income taxes	39	208	6	—	253
Discontinued operations, net of tax	—	—	(3)	—	(3)
Equity in net earnings of subsidiaries	676	—	—	(676)	—
Net earnings	$572	$528	$148	$(676)	$572

Condensed Consolidating Statement of Earnings

Nine Months Ended October 3, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$19,665	$4,200	$—	$23,865
Cost of sales	—	16,086	3,465	—	19,551
General and administrative expenses	61	1,098	286	—	1,445
Operating earnings	(61)	2,481	449	—	2,869
Interest expense	(129)	(1)	(1)	—	(131)
Interest income	2	2	3	—	7
Other, net	2	(1)	1	—	2
Earnings from continuing operations before income taxes	(186)	2,481	452	—	2,747
Provision for income taxes	(63)	816	95	—	848
Discontinued operations, net of tax	—	—	(4)	—	(4)
Equity in net earnings of subsidiaries	2,018	—	—	(2,018)	—
Net earnings	$1,895	$1,665	$353	$(2,018)	$1,895

Nine Months Ended October 4, 2009
Revenues	$—	$19,504	$4,579	$—	$24,083
Cost of sales	8	16,053	3,827	—	19,888
General and administrative expenses	63	1,110	298	—	1,471
Operating earnings	(71)	2,341	454	—	2,724
Interest expense	(122)	—	(5)	—	(127)
Interest income	1	2	7	—	10
Other, net	—	(2)	(1)	—	(3)
Earnings from continuing operations before income taxes	(192)	2,341	455	—	2,604
Provision for income taxes	(31)	756	90	—	815
Discontinued operations, net of tax	—	—	(9)	—	(9)
Equity in net earnings of subsidiaries	1,941	—	—	(1,941)	—
Net earnings	$1,780	$1,585	$356	$(1,941)	$1,780

Condensed Consolidating Balance Sheet

October 3, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,141	$—	$702	$—	$1,843
Accounts receivable	—	1,658	2,216	—	3,874
Contracts in process	368	3,283	1,335	—	4,986
Inventories
Work in process	—	944	32	—	976
Raw materials	—	782	157	—	939
Finished goods	—	33	38	—	71
Other current assets	224	142	335	—	701
Total current assets	1,733	6,842	4,815	—	13,390
Noncurrent assets:
Property, plant and equipment	143	4,603	1,139	—	5,885
Accumulated depreciation of PP&E	(40)	(2,413)	(514)	—	(2,967)
Intangible assets	—	1,666	1,583	—	3,249
Accumulated amortization of intangible assets	—	(892)	(346)	—	(1,238)
Goodwill	—	8,322	4,222	—	12,544
Other assets	90	168	362	—	620
Investment in subsidiaries	29,910	—	—	(29,910)	—
Total noncurrent assets	30,103	11,454	6,446	(29,910)	18,093
Total assets	$31,836	$18,296	$11,261	$(29,910)	$31,483
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$749	$20	$5	$—	$774
Customer advances and deposits	—	1,839	2,241	—	4,080
Other current liabilities	466	3,341	1,650	—	5,457
Total current liabilities	1,215	5,200	3,896	—	10,311
Noncurrent liabilities:
Long-term debt	2,396	29	5	—	2,430
Other liabilities	2,512	2,064	584	—	5,160
Total noncurrent liabilities	4,908	2,093	589	—	7,590
Intercompany	12,131	(12,726)	595	—	—
Shareholders’ equity:
Common stock, including surplus	2,144	6,786	2,285	(9,071)	2,144
Retained earnings	16,504	17,592	2,968	(20,560)	16,504
Treasury stock	(4,077)	—	—	—	(4,077)
Accumulated other comprehensive loss	(989)	(649)	928	(279)	(989)
Total shareholders’ equity	13,582	23,729	6,181	(29,910)	13,582
Total liabilities and shareholders’ equity	$31,836	$18,296	$11,261	$(29,910)	$31,483

Condensed Consolidating Balance Sheet

December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,406	$—	$857	$—	$2,263
Accounts receivable	—	1,413	2,265	—	3,678
Contracts in process	299	3,075	1,075	—	4,449
Inventories
Raw materials	—	909	220	—	1,129
Work in process	—	896	11	—	907
Pre-owned aircraft	—	60	—	—	60
Finished goods	—	33	(3)	—	30
Other current assets	102	142	489	—	733
Total current assets	1,807	6,528	4,914	—	13,249
Noncurrent assets:
Property, plant and equipment	140	4,448	1,089	—	5,677
Accumulated depreciation of PP&E	(37)	(2,274)	(454)	—	(2,765)
Intangible assets	—	1,640	1,531	—	3,171
Accumulated amortization of intangible assets	—	(806)	(267)	—	(1,073)
Goodwill	—	8,230	4,039	—	12,269
Other assets	35	163	351	—	549
Investment in subsidiaries	27,246	—	—	(27,246)	—
Total noncurrent assets	27,384	11,401	6,289	(27,246)	17,828
Total assets	$29,191	$17,929	$11,203	$(27,246)	$31,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$700	$2	$3	$—	$705
Customer advances and deposits	—	1,674	2,639	—	4,313
Other current liabilities	403	3,336	1,614	—	5,353
Total current liabilities	1,103	5,012	4,256	—	10,371
Noncurrent liabilities:
Long-term debt	3,143	9	7	—	3,159
Other liabilities	2,371	2,089	664	—	5,124
Total noncurrent liabilities	5,514	2,098	671	—	8,283
Intercompany	10,151	(10,815)	664	—	—
Shareholders’ equity:
Common stock, including surplus	2,000	6,773	2,244	(9,017)	2,000
Retained earnings	15,093	15,523	2,677	(18,200)	15,093
Other shareholders’ equity	(4,670)	(662)	691	(29)	(4,670)
Total shareholders’ equity	12,423	21,634	5,612	(27,246)	12,423
Total liabilities and shareholders’ equity	$29,191	$17,929	$11,203	$(27,246)	$31,077

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 3, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(399)	$1,893	$73	$—	$1,567
Cash flows from investing activities:
Maturities of held-to-maturity securities	267	—	332	—	599
Purchases of held-to-maturity securities	(221)	—	(231)	—	(452)
Business acquisitions, net of cash acquired	—	(163)	(70)	—	(233)
Other, net	(19)	(112)	(44)	—	(175)
Net cash used by investing activities	27	(275)	(13)	—	(261)
Cash flows from financing activities:
Purchases of common stock	(726)	—	—	—	(726)
Repayment of fixed-rate notes	(700)	—	—	—	(700)
Dividends paid	(471)	—	—	—	(471)
Other, net	178	(1)	(2)	—	175
Net cash used by financing activities	(1,719)	(1)	(2)	—	(1,722)
Net cash used by discontinued operations	—	—	(4)	—	(4)
Cash sweep/funding by parent	1,826	(1,617)	(209)	—	—
Net decrease in cash and equivalents	(265)	—	(155)	—	(420)
Cash and equivalents at beginning of period	1,406	—	857	—	2,263
Cash and equivalents at end of period	$1,141	$—	$702	$—	$1,843

Nine Months Ended October 4, 2009
Net cash provided by operating activities	$(225)	$1,220	$362	$—	$1,357
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(636)	(168)	(1)	—	(805)
Other, net	114	(175)	(55)	—	(116)
Net cash used by investing activities	(522)	(343)	(56)	—	(921)
Cash flows from financing activities:
Repayment of commercial paper	(904)	—	—	—	(904)
Proceeds from fixed-rate notes	747	—	—	—	747
Dividends paid	(430)	—	—	—	(430)
Other, net	(45)	(2)	(2)	—	(49)
Net cash used by financing activities	(632)	(2)	(2)	—	(636)
Net cash used by discontinued operations	—	—	(12)	—	(12)
Cash sweep/funding by parent	1,118	(875)	(243)	—	—
Net decrease in cash and equivalents	(261)	—	49	—	(212)
Cash and equivalents at beginning of period	746	—	875	—	1,621
Cash and equivalents at end of period	$485	$—	$924	$—	$1,409

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

Business Overview

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding design, construction and repair; and information systems, products and services. We operate through four business groups – Aerospace, Combat Systems, Marine Systems, and Information Systems and Technology. Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate, government and individual owners of business aircraft. We operate in two primary markets: defense and national security, and business aviation. The majority of our revenues derive from contracts with the U.S. military. The following discussion should be read in conjunction with our 2009 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

Results of Operations

Consolidated Overview

Three Months Ended	October 3 2010	October 4 2009	Variance
Revenues	$8,011	$7,719	$292	3.8%
Operating earnings	966	874	92	10.5%
Operating margin	12.1%	11.3%

Nine Months Ended	October 3 2010	October 4 2009	Variance
Revenues	$23,865	$24,083	$(218)	(0.9)%
Operating earnings	2,869	2,724	145	5.3%
Operating margin	12.0%	11.3%

General Dynamics’ revenues increased in the third quarter of 2010 compared with 2009. Aerospace revenues improved due primarily to higher volume in the group’s aircraft manufacturing and services businesses. Higher activity on the Marine Systems group’s U.S. Navy ship programs resulted in increased revenues in the quarter. Growth in the Information Systems and Technology group’s tactical business and strategic mission systems and information technology and mission services business drove the group’s revenues higher in the third quarter of 2010. Combat Systems revenues were down from 2009 due to reduced volume on U.S. military vehicle programs and the timing of activities under various international vehicle programs. Year to date, top-line growth in the Aerospace, Marine Systems, and Information Systems and Technology groups was offset by lower activity in Combat Systems.

Operating earnings were up in both the third quarter and first nine months of 2010 compared with the same periods in 2009, resulting in an 80 basis-point improvement in overall operating margins in the third quarter and a 70 basis-point increase year-to-date. Margins increased significantly in the Aerospace and Combat Systems groups in both 2010 periods, but were down slightly in the Marine Systems and Information Systems and Technology groups.

General and administrative (G&A) expenses were 6.1 percent of revenues for the first nine months of both 2010 and 2009. We expect G&A expenses as a percentage of sales for the full-year 2010 to be consistent with 2009 at approximately 6 percent.

Net cash provided by operating activities was $1.6 billion in the first nine months of 2010, compared with $1.4 billion in the same period in 2009. Our net debt – debt less cash and equivalents and marketable securities – was $1.2 billion at the end of the third quarter of 2010, down from $2.4 billion at the end of the third quarter of 2009. The significant reduction in net debt came after the following capital deployments in the past 12 months: $239 spent on acquisitions, $826 of share repurchases, $618 of dividends paid, $507 of company-sponsored research and development, $353 of capital expenditures, and more than $300 of contributions to our retirement plans.

Net interest expense in the first nine months of 2010 was $124 compared with $117 in the same period in 2009 due to the issuance of additional debt in 2009. We expect full-year 2010 net interest expense to be between $155 and $160.

Our effective tax rate for the first nine months of 2010 was 30.9 percent compared with 31.3 percent in the same period in 2009. We anticipate the full-year 2010 effective tax rate to be approximately 31.2 percent, compared with 31.5 percent in 2009. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

Our total backlog was $61.8 billion on October 3, 2010, down 1 percent from the second quarter of 2010. Third quarter order activity was particularly strong in the Information Systems and Technology, Aerospace and Combat Systems groups. Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft, which we refer to collectively as estimated potential contract value. At the end of the third quarter of 2010, our estimate of this potential contract value, which we expect to realize over the next 10 to 15 years, was $20.8 billion compared with $21.7 billion at the end of the second quarter of 2010.

Aerospace

Three Months Ended	October 3 2010	October 4 2009	Variance
Revenues	$1,291	$1,120	$171	15.3%
Operating earnings	199	125	74	59.2%
Operating margin	15.4%	11.2%
Gulfstream aircraft deliveries (in units):
Green	23	17	6	35.3%
Outfitted	24	24	—	—

Nine Months Ended	October 3 2010	October 4 2009	Variance
Revenues	$4,031	$3,990	$41	1.0%
Operating earnings	650	540	110	20.4%
Operating margin	16.1%	13.5%
Gulfstream aircraft deliveries (in units):
Green	79	74	5	6.8%
Outfitted	65	89	(24)	(27.0)%

The Aerospace group’s revenues were up in 2010 compared with 2009, particularly in the third quarter, due to higher volume in aircraft manufacturing and steady growth in aircraft services. Deliveries of green Gulfstream aircraft were up in the third quarter of 2010 compared with 2009 due to a shorter furlough at the group’s production center in Savannah, Georgia. Aircraft services revenues, which include both Gulfstream and Jet Aviation’s maintenance and repair activities, were up significantly in both the third quarter and first nine months of 2010, reflecting higher aircraft utilization, a growing installed base of aircraft and the continued recovery of the aircraft services market since mid-2009.

The increase in aircraft manufacturing and services revenues was partially offset by a reduction in aircraft outfitting work. This decline was associated primarily with the group’s completions work for other original equipment manufacturers (OEMs), reflecting decreased OEM production across the broader business-jet market. Outfitted deliveries of Gulfstream aircraft in the third quarter of 2010 equaled 2009 levels, though deliveries were lower for the nine-month period. The majority of the year-to-date decline related to fewer outfitted deliveries of mid-cabin aircraft – the result of lower green deliveries in the second half of 2009.

Pre-owned aircraft revenues also decreased slightly compared with both the third quarter and first nine months of 2009. The group sold six pre-owned aircraft for $92 in the first nine months of 2010 compared with five aircraft for $119 in the same period in 2009.

The group’s operating earnings improved in the third quarter and first nine months of 2010. The components of the earnings growth were as follows:

	Third Quarter	Nine Months
Aircraft manufacturing and outfitting	$47	$8
Aircraft services	17	21
Pre-owned aircraft	10	34
SG&A/other	—	47
Total increase in operating earnings	$74	$110

The group’s aircraft manufacturing and outfitting earnings were up in the third quarter and first nine months of 2010 compared with the same periods in 2009 due primarily to the increase in aircraft manufacturing volume. This increase was offset slightly by reduced liquidated damages associated with fewer customer defaults. Margins for these activities were up modestly compared with the third quarter and first nine months of 2009.

Consistent with the increased volume, aircraft services earnings continue to improve from the comparative 2009 periods. While margins have improved, they remain tempered by competitive market pricing conditions.

Pre-owned aircraft earnings improved significantly from 2009, when the group wrote down the carrying value of its pre-owned aircraft inventory. Through the first nine months of 2010, the pre-owned market appeared to stabilize, although inventories across the industry remain at higher levels than the historical norm. The group has realized modest profits on its pre-owned sales in 2010, has taken no pre-owned write-downs and ended the quarter with no pre-owned aircraft inventory.

The group’s operating earnings through the first nine months of 2010 were also favorably impacted by ongoing general and administrative cost reduction efforts, the timing of research and development expenditures and the absence of severance costs associated with workforce reduction activities in 2009.

As a result of the factors discussed above, the group’s overall operating margins increased 420 basis points in the quarter and 260 basis points year-to-date compared with the same prior-year periods.

We expect full-year 2010 Aerospace revenues to increase in the mid-single-digit percent range over 2009, driven primarily by increased aircraft manufacturing and services activity. We expect the group’s full-year operating margins to approach 16 percent based on the group’s year-to-date performance.

Combat Systems

Three Months Ended	October 3 2010	October 4 2009	Variance
Revenues	$2,069	$2,347	$(278)	(11.8)%
Operating earnings	311	316	(5)	(1.6)%
Operating margin	15.0%	13.5%

Nine Months Ended	October 3 2010	October 4 2009	Variance
Revenues	$6,182	$7,159	$(977)	(13.6)%
Operating earnings	875	895	(20)	(2.2)%
Operating margin	14.2%	12.5%

The Combat Systems group’s revenues were down in the third quarter and first nine months of 2010 compared with the same periods in 2009 due primarily to reduced activity in the group’s U.S. military vehicle business and the timing of several international vehicle programs. The decrease in the group’s revenues consisted of the following:

	Third Quarter	Nine Months
U.S. military vehicles	$(208)	$(849)
Weapons systems and munitions	32	(39)
European military vehicles	(102)	(89)
Total decrease in revenues	$(278)	$(977)

In the group’s U.S. military vehicles business, volume was down in the third quarter on the Abrams main battle tank and Stryker wheeled combat vehicle programs. The reductions related primarily to less refurbishment and upgrade work for the Abrams tank and lower support services and modification work for the Stryker vehicle. We expect Stryker activity to increase starting in the fourth quarter as the group ramps up production of double-V-hulled vehicles.

For the year-to-date period, the timing of mine-resistant, ambush-protected (MRAP) vehicle production and the 2009 cancellation of the manned ground vehicle portion of the U.S. Army’s Future Combat Systems (FCS) program represented more than half of the decline in revenues from 2009. The group’s deliveries of MRAP vehicles have fluctuated over the past two years in response to the customer’s urgent deployment needs. Volume is down year-to-date but up in the third quarter as the group began delivery of additional MRAP vehicles under a contract awarded in the first quarter of 2010. Deliveries are scheduled to continue into early 2011. Increased volume on the group’s foreign military sales (FMS) contracts to provide light armored vehicles and tanks to international military customers partially offset the overall decline in revenues.

In the group’s weapons systems and munitions businesses, revenues were up in the third quarter, but decreased in the first nine months of 2010 compared with the same prior-year periods. The third-quarter growth resulted from increased sales of axles in both the military and commercial markets, and higher demand for the group’s tactical bomb products. The decline in revenues in the first nine months of 2010 was due largely to timing on reactive armor sales and the 2009 completion of deliveries of systems that protect U.S. combat forces from improvised explosive devices (IEDs).

Revenues in the group’s European military vehicle business decreased in both the third quarter and first nine months of 2010. The primary driver was lower activity on the group’s wheeled vehicle and tank production programs, particularly in Spain. In the first nine months of 2010, increased activity on several international wheeled military vehicle contracts helped offset these decreases.

The Combat Systems group’s operating earnings decreased slightly in the third quarter and first nine months of 2010. Productivity improvements across the group, particularly in the U.S. military vehicles business, and a favorable contract mix, including reduced engineering and development work, resulted in significant margin improvement in 2010. The group’s operating margins increased 150 basis points in the quarter and 170 basis points in the first nine months of the year compared with 2009.

We expect full-year 2010 Combat Systems revenues to be approximately $9 billion. We expect full-year operating margins for the group to be approximately 14 percent given the strong operating performance in the first nine months of the year and continued favorable program mix in the fourth quarter.

Marine Systems

Three Months Ended	October 3 2010	October 4 2009	Variance
Revenues	$1,700	$1,518	$182	12.0%
Operating earnings	169	155	14	9.0%
Operating margin	9.9%	10.2%

Nine Months Ended	October 3 2010	October 4 2009	Variance
Revenues	$4,976	$4,812	$164	3.4%
Operating earnings	497	486	11	2.3%
Operating margin	10.0%	10.1%

The Marine Systems group’s revenues increased in the third quarter and first nine months of 2010 over the same prior-year periods from growth in U.S. Navy programs offset by a decline in commercial ship construction. The increase in the group’s revenues consisted of the following:

	Third Quarter	Nine Months
Multi-year Navy ship construction	$122	$72
Other Navy ship design, construction, engineering and repair	100	212
Commercial ship construction	(40)	(120)
Total increase in revenues	$182	$164

The group’s multi-year Navy ship-construction programs include Virginia-class submarines, T-AKE combat-logistics ships, and DDG-51 and DDG-1000 destroyers. Increased activity on the Virginia-class program in preparation to begin construction of two boats per year starting in 2011 has been the principal driver of the group’s revenue growth to-date in 2010. The group is completing the last three boats under the Block II contract and has begun the first two boats under the Block III contract. Deliveries of the remaining 11 boats under contract are scheduled through 2018.

Destroyer program revenues decreased slightly in the third quarter but increased in the year-to-date period. While volume decreased on the DDG-51 Arleigh Burke program, activity increased on the group’s design and construction contract for the first DDG-1000 destroyer. The remaining two DDG-51 destroyers under contract are scheduled for delivery in 2011 and 2012, and the first DDG-1000 delivery is scheduled in 2014. In July, the Navy awarded the group over $100 for continued engineering and support services for the DDG-1000 program, long-lead construction for the second DDG-1000 and long-lead material for the third ship. In the first part of 2011, the group expects to receive awards for construction of the second and third DDG-1000 ships, as well as for an additional DDG-51 associated with the Navy’s planned continuation of the DDG-51 program.

Activity on the group’s T-AKE program was down in both the third quarter and the first nine months of 2010. The group continued construction of the 11th through 13th ships in the third quarter, and construction of the 14th ship began in the fourth quarter. Deliveries of the remaining four ships are scheduled through 2012. The group has also begun advanced design on the first ship of the Mobile Landing Platform (MLP) program.

Revenues were also up in the third quarter and first nine months of 2010 on engineering programs, particularly work associated with the next-generation ballistic-missile submarine under development for the Navy. The group’s ship repair work has remained steady in 2010 following significant growth in 2009.

In commercial shipbuilding, construction on the group’s five-ship product carrier program continued to ramp down, resulting in lower revenues in both the quarter and year-to-date periods. The fourth ship in the program delivered in the third quarter, and the fifth ship is scheduled for delivery in the fourth quarter. We anticipate additional commercial program opportunities as the economy recovers given the age of the fleet subject to the Jones Act, which requires ships carrying cargo between U.S. ports be built in U.S. shipyards, and environmental regulations that require double-hull tankers and impose emission control limits.

The group’s 2010 operating earnings were up from the third quarter and first nine months of 2009, though sales growth outpaced earnings growth. Operating margins were down slightly in both periods due to a continuing shift in contract mix. Activity on the group’s destroyer programs is moving from the fixed-price DDG-51 program to the cost-reimbursable DDG-1000 contract, and the Virginia-class program is transitioning from the mature Block II to the Block III contract. Improved productivity on the T-AKE and commercial product carrier programs in 2010 have helped offset this shift in contract mix.

We expect Marine Systems fourth-quarter revenues to remain in the range of the first three quarters of the year, resulting in full-year revenue growth of close to 5 percent over 2009. For the year, we expect the group to achieve operating margins in the high-9 percent range, down slightly from 2009 due to the mix shift in the group’s ship-construction programs.

Information Systems and Technology

Three Months Ended	October 3 2010	October 4 2009	Variance
Revenues	$2,951	$2,734	$217	7.9%
Operating earnings	306	296	10	3.4%
Operating margin	10.4%	10.8%

Nine Months Ended	October 3 2010	October 4 2009	Variance
Revenues	$8,676	$8,122	$554	6.8%
Operating earnings	908	869	39	4.5%
Operating margin	10.5%	10.7%

The Information Systems and Technology group’s revenues increased in the third quarter and first nine months of 2010 over the same periods in 2009 due to strong contributions from the group’s tactical and strategic mission systems business and information technology and mission services business. Organic growth of 6 percent in the quarter and 5 percent in the first nine months was supplemented by acquisitions in late 2009 and early 2010. The increase in the group’s revenues over 2009 consisted of the following:

	Third Quarter	Nine Months
Tactical and strategic mission systems	$190	$364
Information technology (IT) and mission services	76	177
Intelligence mission systems	(49)	13
Total increase in revenues	$217	$554

Revenues in the tactical and strategic mission systems business have increased significantly in 2010 due to higher volume on ruggedized and mobile computing programs and tactical communication contracts, including the Common Hardware/Software III (CHS-3) program and the Warfighter Information Network – Tactical (WIN-T) battlefield communications system. In the group’s IT services business, volume increased on IT support and modernization programs for the intelligence community and the Network-Centric Solutions (NETCENTS) program, which provides network support for federal agencies. Revenue was down in the third quarter in the group’s intelligence mission systems business due to the timing of new program starts on cyber security and signals intelligence programs. Revenues were up in this business in the year-to-date period as a result of the acquisition of Axsys Technologies, Inc., in the third quarter of 2009.

The Information Systems and Technology group’s operating earnings increased in the third quarter and first nine months of 2010. The group’s operating margins were down compared with the third quarter and first nine months of 2009 as a result of a shift in contract mix, though the group’s margins have remained steady over the past four consecutive quarters.

We expect fourth-quarter revenues in the Information Systems and Technology group to be consistent with third quarter, resulting in full-year 2010 revenue growth of approximately 8 to 8.5 percent over 2009. Based on the group’s performance in the first nine months of 2010, we expect full-year operating margins in the mid-10 percent range.

Corporate

Corporate results consist primarily of compensation expense for stock options and a portion of the results from our commercial pension plans. Corporate operating expenses totaled $19 in the third quarter of 2010 compared with $18 in the third quarter of 2009. Year-to-date Corporate operating expenses were $61 in the first nine months of 2010 compared with $66 in the same period in 2009. We expect 2010 full-year Corporate operating expense to be approximately $85.

Backlog

The following table details the backlog and the total estimated contract value of each business group at the end of the third and second quarters of 2010:

October 3, 2010	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$17,184	$393	$17,577	$1,361	$18,938
Combat Systems	11,771	1,006	12,777	4,702	17,479
Marine Systems	7,972	12,620	20,592	768	21,360
Information Systems and Technology	8,666	2,219	10,885	13,978	24,863
Total	$45,593	$16,238	$61,831	$20,809	$82,640

July 4, 2010
Aerospace	$17,393	$408	$17,801	$1,361	$19,162
Combat Systems	11,070	1,695	12,765	4,744	17,509
Marine Systems	8,757	12,541	21,298	768	22,066
Information Systems and Technology	8,658	1,996	10,654	14,848	25,502
Total	$45,878	$16,640	$62,518	$21,721	$84,239

Aerospace

Aerospace funded backlog represents orders for which we have definitive purchase contracts and deposits from the customer. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. Aerospace estimated potential contract value represents options to purchase new aircraft and long-term agreements with fleet customers. The group ended the third quarter of 2010 with $17.6 billion of backlog compared with $17.8 billion at the end of the second quarter.

The business-jet market has been improving over the past few quarters, particularly the large-cabin segment. Customer flight hours are increasing, and our service facilities are at or above capacity. We received the highest number of orders for new aircraft in the third quarter of 2010 since the third quarter of 2008. The group’s net orders, adjusted for customer defaults, have increased sequentially in each quarter of 2010. We expect net order activity to continue to trend at or above current levels. Aircraft deliveries exceeded net orders in the quarter, resulting in the slight backlog decline. The group’s backlog remains well positioned between customer demand and aircraft production, with an 18-24 month lag between customer order and delivery of in-production large-cabin aircraft.

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

Our defense businesses each experienced continued demand for their products and services during the third quarter of 2010. The backlog in the Combat Systems and Information Systems and Technology groups was steady to up slightly compared with the second quarter of 2010, while the Marine Systems group continued to perform on its significant order book. The Information Systems and Technology group generated particularly strong order activity, achieving a book-to-bill ratio (orders divided by revenues) greater than one-to-one even as the group reported near-record revenues in the quarter. The orders in the defense businesses in the quarter included several notable contract awards.

Combat Systems awards included the following:

•	Approximately $340 from the U.S. Army under the Stryker wheeled armored vehicle program for contractor logistics support and to initiate the production of double-V-hulled vehicles.

•	Approximately $180 from the Canadian government to supply various calibers of ammunition.

•	Approximately $135 from the Army to provide Abrams tank System Technical Support, bringing the total value in backlog to approximately $425.

•	Approximately $90 from the Army for the production of reactive armor side skirt tiles for the Bradley Fighting Vehicle System.

•	Approximately $75 from the Army for the production of M2A1 machines guns. This contract has a potential value of approximately $400.

Marine Systems awards included the following:

•	Approximately $115 from the U.S. Navy for long-lead material and advanced design efforts for the first ship of the Mobile Landing Platform (MLP) program.

•	Approximately $35 from the Navy to provide ongoing lead-yard services for the DDG-51 destroyer program.

Information Systems and Technology awards included the following:

•

Approximately $240 from the National Aeronautics and Space Administration (NASA) for the Space Network Ground Segment Sustainment (SGSS) project to modernize the ground segment of the satellite communications network used by NASA.

•	Approximately $110 in orders for networking communications products under the Network-Centric Solutions (NETCENTS) program, bringing the total value in backlog to approximately $270.

•	Approximately $110 for information-technology infrastructure associated with the Base Realignment and Closure (BRAC) facility changes.

•	Approximately $100 from the Army for ruggedized computing equipment under the Common Hardware/Software III (CHS-3) program, bringing the total value in backlog to approximately $245.

•	Approximately $80 from the National Oceanic and Atmospheric Association to design, manufacture and install antennas for the Geostationary Operational Environmental Satellites (GOES).

•

Approximately $65 from the Army under the Warfighter Information Network-Tactical (WIN-T) program for Increment 1 satellite communication equipment technical support services. This award brings the total value in backlog to approximately $795.

Financial Condition, Liquidity and Capital Resources

We ended the third quarter of 2010 with a cash balance of $1.8 billion, compared with $2.3 billion at the end of 2009. Our net debt was $1.2 billion, essentially unchanged from the end of 2009. Our debt-to-equity ratio (total debt divided by total equity) was down 750 basis points to 23.6 percent at the end of the second quarter from 31.1 percent at the end of 2009 due primarily to the repayment of $700 of fixed-rate notes in the third quarter. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first nine months of 2010 and 2009.

Operating Activities

We generated cash from operating activities of $1.6 billion in the first nine months of 2010 compared with $1.4 billion in the same period in 2009. The primary driver of cash flows in both periods was net earnings, offset by growth in operating working capital (OWC) due primarily to timing of contract payments, particularly in the Information Systems and Technology group. We have cut the year-to-date OWC growth by one-third since the second quarter of 2010, a trend we expect to continue.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion on October 3, 2010. If this were the outcome, we would owe half of the total, or approximately $1.4 billion pretax. Our after-tax cash obligation would be approximately $725. We believe we have sufficient resources, including access to capital markets, to pay such an obligation if required.

Investing Activities

We used $261 for investing activities in the first nine months of 2010 compared with $921 in the same period in 2009. The primary uses of cash in investing activities were business acquisitions and capital expenditures. We completed three acquisitions for $233 in the first nine months of 2010 and two acquisitions for $805 in the same period in 2009. We used cash on hand to fund these acquisitions. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity. We expect full-year capital expenditures to be about 1 percent of revenues. As a result of lower market interest rates, we have expanded our investments in marketable securities in recent years to generate additional return. In the first nine months of 2010, we received $126 of net proceeds from the sale of marketable securities compared with net proceeds of $105 in the first nine months of 2009. 2010 net proceeds were used, in part, to repay maturing debt.

Financing Activities

Net cash used for financing activities was $1.7 billion in the nine-month period ended October 3, 2010, compared with $636 in the same period in 2009. Our typical financing activities are issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

In the third quarter of 2010, we repaid $700 of fixed-rate notes on their scheduled maturity date. In the first nine months of 2009, we issued $750 of two-year fixed-rate debt and repaid $904 of commercial paper. We had no commercial paper outstanding at the end of the third quarter. We have approximately $2 billion in bank credit facilities that have not been drawn upon. These facilities provide backup liquidity to our commercial paper program. The next material repayment of long-term debt is $750 of fixed-rate notes scheduled to mature in July of 2011.

On March 3, 2010, our board of directors declared an increased quarterly dividend of $0.42 per share – the 13th consecutive annual increase. The board had previously increased the quarterly dividend to $0.38 per share in March 2009.

In the first nine months of 2010, we repurchased 11.2 million of our outstanding shares on the open market at an average price of $65 per share. In the first nine months of 2009, we repurchased 2.1 million shares at an average price of $48 per share. On October 3, 2010, approximately 7.8 million shares remained authorized by our board of directors for repurchase – about 2 percent of our total shares outstanding. We have reduced our shares outstanding by approximately 2 percent during the first nine months of 2010.

Free Cash Flow

Our free cash flow from operations for the first nine months of 2010 was $1.3 billion compared with $1.1 billion for the same period in 2009. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Nine Months Ended	October 3 2010	October 4 2009
Net cash provided by operating activities	$1,567	$1,357
Capital expenditures	(219)	(251)
Free cash flow from operations	$1,348	$1,106
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	83%	76%
Free cash flow from operations	71%	62%

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on October 3, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on October 3, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 3, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our third quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares that May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
7/5/10 - 8/1/10	456,100	$59.44	456,100	508,900
8/2/10 - 8/29/10	1,745,500	$60.92	1,745,500	8,254,500
8/30/10 - 10/3/10	500,600	$58.44	500,600	7,753,900

Total	2,702,200	$60.21

*	On December 2, 2009, our board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. On August 4, 2010, with 0.5 million shares remaining under the December authorization, the board of directors increased the number of authorized shares to 10 million. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

We did not make any unregistered sales of equity securities in the third quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ Jason W. Aiken
Jason W. Aiken
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: November 2, 2010