Form 10-K
period 2010-12-31
GENERAL DYNAMICS CORP
filed 2011-02-18
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the

Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓  No

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

Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ✓ Accelerated Filer       Non-Accelerated Filer       Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ✓

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $21,219,557,495 as of July 4, 2010

(based on the closing price of the shares on the New York Stock Exchange).

372,704,788 shares of the registrant’s common stock were outstanding on January 30, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

2                        General Dynamics Annual Report • 2010

(Dollars in millions, unless otherwise noted)

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding; and communications and information technology. Incorporated in Delaware, we employ approximately 90,000 people and have a global presence.

We are dedicated to delivering consistently superior shareholder returns. Shareholder value is created through disciplined program execution, organic growth, margin improvement, efficient cash-flow conversion and prudent capital deployment. To drive growth, we pursue innovative product development and fast currents in our core markets as well as new customers and attractive opportunities in adjacent markets. To enhance margins, we seek to manage overhead costs, incentivize continuous-improvement initiatives and collaborate across our commercial and defense businesses. Our balanced capital deployment approach includes: acquisitions and divestitures, dividends, internal investment and, when appropriate, the repurchase of company shares on the open market.

In creating shareholder value and delivering the highest-quality products and services, we foster a culture centered on ethical behavior and integrity. This culture is evident in how we interact with shareholders, employees, customers, suppliers, partners and the communities in which we operate.

Formed in 1952 through the combination of Electric Boat Company, Consolidated Vultee (CONVAIR) and other companies, General Dynamics grew organically and through acquisitions until the early 1990s, when we sold nearly all of our divisions except Electric Boat and Land Systems. Beginning in 1995, we expanded those two core defense businesses by acquiring additional shipyards and combat vehicle-related businesses. In 1997, to reach a new, expanding market, we began acquiring companies with expertise in information technology products and services. In 1999, we purchased Gulfstream Aerospace Corporation, a business-jet aircraft and aviation support-services company. Since 1995, we have acquired and integrated 57 businesses, including three in 2010.

General Dynamics operates through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. For selected financial information regarding each of our business groups, see Note Q to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

AEROSPACE

Our Aerospace group designs, manufactures and outfits a comprehensive family of mid- and large-cabin business-jet aircraft, and provides maintenance, refurbishment, outfitting and aircraft services for a variety of business-jet, narrow-body and wide-body aircraft customers globally. With more than 50 years of experience at the forefront of the business-jet aviation market, the Aerospace group is noted for:

•	superior aircraft design, quality, safety and reliability;
•	technologically advanced cockpit and cabin systems and
•	industry-leading product service and support.

The group’s Gulfstream products include eight aircraft across a spectrum of price and performance options. The varying ranges, speeds and cabin dimensions are well-suited to the transportation needs of an increasingly diverse global customer base. The large-cabin models are

General Dynamics Annual Report • 2010                        3

manufactured at Gulfstream’s headquarters in Savannah, Georgia, and outfitted at one of the group’s U.S. completion facilities. The mid-cabin models are constructed by a key supplier and outfitted by Gulfstream in one of the group’s U.S. completion centers.

While the installed base of aircraft is predominately in North America, international customers represent nearly 60 percent of the group’s backlog, with growing order interest from emerging markets including the Asia-Pacific region. Private companies and individual customers collectively represent approximately two-thirds of the group’s total orders. Gulfstream remains a leading provider of aircraft for government and military service around the world, with aircraft operated by nearly 40 nations. These government aircraft are used for head-of-state/executive transportation and a variety of special-mission applications, including aerial reconnaissance, maritime surveillance, weather research and astronaut training.

To maximize profitability, management has adjusted aircraft production rates, invested in innovative product development and facilities, and enhanced the group’s global service network. For example, prior to the recent economic downturn, Gulfstream amassed a multi-year large-cabin backlog by making measured increases in aircraft production that consciously lagged growing international customer demand. This backlog provided Gulfstream increased flexibility when global economic turmoil began to negatively impact the business-jet market in late 2008. In response to this sudden market deterioration, we quickly and aggressively cut 2009 production levels to stabilize the backlog. We also reduced employment, cut overhead costs and introduced a multi-week summer furlough to adjust the group’s manufacturing operations. Improved new order activity and lower customer default levels enabled us to maintain large-cabin production in 2010 while modestly increasing mid-cabin production.

The Aerospace group continuously invests in research and development (R&D) over the course of each aircraft model’s lifecycle to introduce new products and first-to-market enhancements that broaden customer choice, improve aircraft performance and set new standards for customer safety, comfort and in-flight productivity. The two newest aircraft to join the Gulfstream family, the super-mid-size G250 and the ultra-large-cabin, ultra-high-speed G650, demonstrate this innovation. The G250, which will replace the G200, offers the largest cabin and the longest range at the fastest speed in its class. The G650 has the longest range, fastest speed, largest cabin and most advanced cockpit in the Gulfstream fleet and defines a completely new segment at the top of the business-jet market. Scheduled to enter service in late 2011 and mid-2012, respectively, both aircraft continue to perform well in flight testing, and they each remain on track for aircraft certification in 2011. Gulfstream’s new and upgraded aircraft models are designed to minimize lifecycle costs while maximizing the commonality of parts among the various models.

Current product-enhancement and development efforts include initiatives in advanced avionics, composites, flight-control systems, acoustics, cabin technologies and enhanced vision systems. Recent innovations include the second-generation Enhanced Vision System (EVS II) and the Synthetic Vision-Primary Flight Display (SV-PFD), both of which assist the pilot during low-visibility conditions. EVS II is a specially designed, forward-looking infrared (FLIR) camera that projects a real-world infrared image on the pilot's head-up display (HUD), while Synthetic Vision provides three-dimensional images of the terrain, runway environment and obstacles on the pilot’s primary head-down display. These products work in tandem to provide pilots with unparalleled situational awareness regardless of weather, terrain or landing-field conditions.

In November 2010, we announced a $500 seven-year facilities expansion project at Gulfstream’s Savannah campus designed to ensure the group is well-positioned to meet future demand for business-jet aircraft and support services. This investment plan includes constructing new facilities, renovating existing infrastructure and expanding the group’s R&D center. The new effort follows a recently completed $400 multi-year project in Savannah that established a purpose-built G650 manufacturing facility, increased aircraft-service capacity, improved the group’s customer sales and design center and created a state-of-the-art paint facility. This expansion initiative has paid immediate dividends. For example, the new manufacturing facility, designed for lean manufacturing and precision assembly, has successfully produced the five G650 test aircraft that are being used to meet the program’s certification testing schedule. Further, the newly expanded service center helped accommodate the significant recovery in customer demand in 2010.

In addition to the increased service capacity in Savannah, Gulfstream’s service network continues to evolve to address the demands of the growing international installed base. In 2010, we focused on increasing the group’s international parts and materials inventory, adding key personnel in fast-growing markets including Asia and South America, and realigning our existing North American service organization. In the western hemisphere, Gulfstream’s product support team continues to deploy a team of technicians in support of urgent customer-service requirements. We have also leveraged our 2008 acquisition of Jet Aviation, a maintenance and repair services provider with aircraft service centers in more than 20 locations worldwide, to provide customers around the world first-in-class service and support 24 hours a day.

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

4                        General Dynamics Annual Report • 2010

A market leader in the business-aviation industry, the Aerospace group remains focused on:

•	continuously investing in innovative first-to-market technologies and products;
•	providing exemplary and timely service support to customers around the world and
•	driving efficiencies into, and taking cost out of, the aircraft production, outfitting and service processes.

Revenues for the Aerospace group were 19 percent of our consolidated revenues in 2008 and 16 percent in both 2009 and 2010. Revenues by major products and services were as follows:

Year Ended December 31	2008	2009	2010
Aircraft manufacturing and outfitting	$4,678	$3,893	$ 3,869
Aircraft services	816	1,154	1,323
Pre-owned aircraft	18	124	107
Total Aerospace	$5,512	$5,171	$ 5,299

COMBAT SYSTEMS

Our Combat Systems group is a global leader in the design, development, production, support and enhancement of tracked and wheeled military vehicles, weapons systems and munitions for the United States and its allies. The group’s product lines include:

•	wheeled combat and tactical vehicles,
•	main battle tanks and tracked infantry vehicles,
•	munitions and propellant,
•	rockets and gun systems and
•	drivetrain components and aftermarket parts.

Combat Systems has a strong foundation of programs that deliver core capabilities to customers across the military-vehicle, weapons-system and munitions markets. These long-term production programs enable the group to pursue continuous process and productivity improvements, reduce product costs and improve the group’s financial performance. The group also applies its design and engineering expertise to develop product improvements that advance the utility and performance of these systems and increase warfighter safety and effectiveness, while identifying and positioning itself for new opportunities.

Combat Systems’ primary military-vehicle platforms consist of a variety of wheeled combat vehicles and main battle tanks. At the heart of these programs are the Stryker wheeled combat vehicle and the Abrams main battle tank – two of the key ground-force assets for our customers. Both of these vehicles remain elemental to the military’s force structure and offer continuing opportunities for modernization and enhancements to meet the warfighter’s evolving requirements.

The Stryker has proven itself as a versatile combat vehicle, supporting numerous missions with 10 variants: infantry carrier; command and control; medical evacuation; fire support; engineering; anti-tank; mortar carrier; reconnaissance; mobile gun system (MGS); and nuclear, biological and chemical reconnaissance vehicle (NBCRV). In addition to ongoing production of these vehicles, Combat Systems continues to work with the Army to ensure the Stryker remains relevant, affordable and capable of addressing a dynamic threat environment. For example, we are in the process of developing, testing and deploying in a period of just 18 months double-V-hulled vehicles that are designed to protect the crew from improvised explosive devices (IEDs). The group was authorized to begin production of these upgraded vehicles in 2010, with initial deliveries expected in early 2011.

Combat Systems continues to support the Army’s evolving needs for main battle tanks with technology upgrades to the Abrams, such as the System Enhancement Package (SEP). The SEP-configured tank is a digital platform with an enhanced command-and-control system, second-generation thermal sights and improved armor. We are also engaged in ongoing development efforts that can provide additional upgrade work while increasing the efficiency and capability of the tank.

Complementing these combat-vehicle programs are Combat Systems’ weapons-systems and munitions programs. For ground forces, the group manufactures vehicle armor, M2 heavy machine guns and MK19 and MK47 grenade launchers. For airborne platforms, Combat Systems produces weapons for most U.S. fighter aircraft, including all high-speed Gatling guns for fixed-wing aircraft and the Hydra-70 family of rockets. Combat Systems is also a global manufacturer and supplier of highly engineered axles, suspensions, brakes and aftermarket parts for heavy-payload vehicles for a variety of military and commercial customers.

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

Beyond these long-term platform and supply programs, Combat Systems provides logistics support in the United States’ ongoing operations in Iraq and Afghanistan. The group has opportunities associated with the

General Dynamics Annual Report • 2010                        5

refurbishment of battle-damaged vehicles, the replacement of equipment that has reached the end of its service life and the replenishment of ammunition and other supplies for the U.S. armed forces. As the sole provider of Abrams tanks and Stryker vehicles, Combat Systems is the primary contractor for the maintenance, repair and reset of these vehicles. The group is also a provider for the upgrade of Mine-Resistant, Ambush-Protected (MRAP) vehicles.

With the expertise from our incumbency on current production programs, the Combat Systems group is well-positioned to participate in future U.S. vehicle development programs. We are competing to lead the design and development of the Army’s next-generation armored personnel carrier, the Ground Combat Vehicle (GCV). The group is developing the Expeditionary Fighting Vehicle (EFV), a mission-critical combat platform designed to address the U.S. Marine Corps' amphibious assault requirement. As part of a system design and development contract, we have delivered seven new prototypes, which have performed well in customer reliability testing. The group is also a member of one of three teams awarded technology demonstration contracts for the Joint Light Tactical Vehicle (JLTV), which is intended to replace a portion of the U.S. fleet of High Mobility Multi-purpose Wheeled Vehicles (HMMWV).

Combat Systems has a significant presence internationally and is a recognized military-vehicle integrator and leading defense-materiel provider worldwide. The group has manufacturing facilities in Australia, Austria, Brazil, Canada, France, Germany, Spain and Switzerland. These operations are a key part of the defense industrial base of their home countries and have an extended customer base in more than 30 countries. The group’s European business offers a broad range of products, including light- and medium-weight tracked and wheeled tactical vehicles, amphibious bridge systems, artillery systems, light weapons, ammunition and propellants. Key platforms and their customers include the Leopard 2E tank and the Pizarro tracked infantry vehicle, produced for the Spanish army; the EAGLE wheeled vehicle for Germany; and the Piranha and Pandur wheeled armored vehicles, which the group produces for several European and Middle Eastern countries.

Combat Systems is experiencing strong international demand as a result of the demonstrated success of its fielded products. The group’s U.S. export activities include Abrams tanks and light armored vehicles (LAVs) for U.S. allies in the Middle East. Additionally, in 2010, the group was selected to manufacture tracked combat vehicle hulls for the Israeli Ministry of Defense. Combat Systems is also leveraging the strong customer relationships developed through its in-country operations. For example, Combat Systems continues work on Canada’s next-generation LAV at its Ontario facility and expects to transition from development to production in 2011. Through a contract awarded in 2010 to the United Kingdom operations of the company’s Information Systems and Technology group (see pg. 8), we will co-produce with a U.K.-based partner the Specialist Vehicle for the U.K. Ministry of Defence. The Specialist Vehicle is based on one of the group’s proven platforms. The program is envisioned to field up to 1,200 vehicles of different variants.

The Combat Systems group continues to emphasize operational execution across the business to drive cost reductions and margin improvement as the group delivers on its substantial backlog. In an environment of dynamic threats and evolving customer needs, the group remains focused on innovation, affordability and speed-to-market to secure new opportunities.

Revenues for the Combat Systems group were 28 percent of our consolidated revenues in 2008, 30 percent in 2009 and 27 percent in 2010. Revenues by major products and services were as follows:

Year Ended December 31	2008	2009	2010
Wheeled combat vehicles	$3,475	$4,017	$3,916
Munitions and propellant	1,470	1,541	1,612
Tanks and tracked vehicles	1,563	1,670	1,567
Rockets and gun systems	512	595	616
Engineering and development	673	960	372
Drivetrain components and other	501	862	795
Total Combat Systems	$8,194	$9,645	$8,878

MARINE SYSTEMS

Our Marine Systems group designs, builds and supports submarines and surface ships for the U.S. Navy and Jones Act ships for commercial customers. The group is one of two primary shipbuilders for the Navy. The group’s diverse portfolio of platforms and capabilities includes:

•	nuclear-powered submarines (Virginia Class),
•	surface combatants (DDG-51, DDG-1000, Littoral Combat Ship),
•	auxiliary and combat-logistics ships (T-AKE),
•	commercial ships (Jones Act ships),
•	design and engineering support (SSBN) and
•	overhaul, repair and lifecycle support services.

The substantial majority of Marine Systems’ workload supports the U.S. Navy. These efforts include the construction of new ships, and the design and development of next-generation platforms to help the customer meet evolving missions and maintain its desired fleet size. The group also provides maintenance and repair services to help maximize the life and effectiveness of in-service ships and maintain their relevance to the Navy’s current requirements. This business consists primarily of major ship-construction programs awarded under large, multi-ship contracts that span several years. The group’s three mature Navy construction programs are the fast-attack Virginia-class nuclear-powered submarine, the Arleigh Burke-class (DDG-51) guided-missile destroyer and the Lewis and Clark-class (T-AKE) dry cargo/ammunition combat-logistics ship.

The Virginia-class submarine is the first U.S. submarine designed to address post-Cold War threats, including capabilities tailored for both

6                        General Dynamics Annual Report • 2010

open-ocean and littoral missions. These stealthy ships are well-suited for a variety of global assignments, including intelligence gathering, special-operations missions and sea-based missile launch. The Virginia-class program includes 30 submarines, which the customer is procuring in multi-ship blocks. The group has delivered the first seven of 18 boats under contract in conjunction with an industry partner that shares in the construction of these vessels. In 2010, Marine Systems delivered the seventh boat in a record 65 months, five months faster than any of the previous boats in the program. The remaining 11 boats under contract extend deliveries through 2018. As a result of U.S. combatant-commander requirements for the versatile capabilities of the Virginia-class submarine, strong customer and congressional support, innovative cost-saving design and production efforts, and successful program performance, the group is scheduled to start construction of two submarines per year beginning in 2011. The group has been working toward this increased submarine production workload for several years.

Marine Systems also is the lead designer and producer of Arleigh Burke destroyers, the only active destroyer in the Navy’s global surface fleet. In 2010, we delivered USS Jason Dunham, the 32nd of 34 DDG-51 ships the Navy has contracted with us to build. The two remaining ships are scheduled for delivery in 2011 and 2012, respectively. DDG-51s are multi-mission combatants that offer excellent defense against a wide range of threats, including ballistic missile defense. The Navy plans to continue the DDG-51 program given the proven capabilities of this destroyer. The group expects to receive an award in 2011 for an additional DDG-51 ship associated with the continuation of this program. Marine Systems remains the lead DDG-51 design and planning shipyard, managing the design, modernization and lifecycle support of these ships.

The group’s T-AKE combat-logistics ship supports multiple missions for the Navy, including replenishment at sea for U.S. and NATO operating forces around the world. T-AKE is the first Navy ship to incorporate proven commercial marine technologies such as integrated electric-drive propulsion. These technologies are designed to minimize T-AKE operations and maintenance costs over an expected 40-year life. In 2010, we received construction contracts for the final two ships under the 14-ship program. The group has delivered the first 10 of these ships, including two in 2010. Work is underway on the remaining four ships, with two deliveries scheduled in 2011 and two in 2012.

The group is also developing technologies and naval platforms for the future. These design and engineering efforts include initial concept studies for the development of the next-generation ballistic-missile submarine (SSBN), which is expected to replace the current Ohio Class of ballistic missile submarines. The group is also participating in the design of the SSBN Common Missile Compartment under development for the U.S. Navy and the Royal Navy of the United Kingdom.

Marine Systems participates in a number of programs in support of the Navy’s efforts to renew its surface fleet. The group has completed the detailed design of the next-generation guided-missile destroyer, the DDG-1000 Zumwalt Class, and is currently building the first ship at its Bath, Maine, shipyard. In 2010, the group was awarded a contract for continued engineering and support services for the program, and long-lead construction and material for the second and third ships. We expect to be awarded construction contracts for the second and third ships in 2011.

In 2010, the group was awarded a contract for long-lead material and advanced design efforts for the first ship of the Mobile Landing Platform (MLP) program. The MLP is an auxiliary support ship intended to serve as a floating transfer station, improving the Navy’s ability to deliver equipment and cargo to areas without adequate port access in support of a variety of missions. The Navy plans to build three MLP ships, and the contract for construction of the first ship is scheduled to be awarded in 2011.

In addition to these design and construction programs, Marine Systems provides comprehensive ship and submarine overhaul, repair and lifecycle support services to extend the service life of these vessels and maximize the value of these ships to the customer. The group operates the only full-service maintenance and repair shipyard on the West Coast, positioning us to support the Navy’s rebalancing of its surface force toward the Pacific Fleet. The group also provides international allies with program management, planning, engineering and design support for submarine and surface-ship construction programs.

Beyond its Navy programs, Marine Systems designs and produces ships for commercial customers to meet the Jones Act requirement that ships carrying cargo between U.S. ports be built in U.S. shipyards. In 2010, the group completed a contract to build five product-carrier ships. Given the group’s proven success on this program, the age of the fleet of Jones Act ships and environmental regulations that require double-hull tankers and impose emission control limits, we anticipate additional commercial shipbuilding opportunities to materialize as the economy recovers.

To further the group’s goals of efficiency, affordability for the customer and continuous improvement, we make strategic investments in our business, often in cooperation with the Navy and local governments. In addition, Marine Systems leverages its design and engineering expertise across its business to improve program execution and generate cost savings. This knowledge sharing enables the group to use resources more efficiently and drive process improvements. The group is well-positioned to effectively fulfill the ship-construction and support requirements of its Navy and commercial customers.

Revenues for the Marine Systems group were 19 percent of our consolidated revenues in 2008, 20 percent in 2009 and 21 percent in 2010. Revenues by major products and services were as follows:

Year Ended December 31	2008	2009	2010
Nuclear-powered submarines	$2,579	$3,173	$3,587
Surface combatants	1,195	1,278	1,360
Auxiliary and commercial ships	1,192	1,179	961
Repair and other services	590	733	769
Total Marine Systems	$5,556	$6,363	$6,677

General Dynamics Annual Report • 2010                        7

INFORMATION SYSTEMS AND TECHNOLOGY

Our Information Systems and Technology group provides critical technologies, products and services that support a wide range of government and commercial communication and information-sharing needs. The group consists of a three-part portfolio centered on tactical communication systems, information technology services, and intelligence, surveillance and reconnaissance systems.

Tactical communication systems – The group designs, manufactures and delivers trusted and secure communications systems, command-and-control systems and operational hardware to customers within the U.S. Department of Defense, the intelligence community and federal civilian agencies, and to international customers. Our leadership in this market results from decades of experience with previous systems, incumbency on today’s programs and an ongoing record of innovation that encompasses key technologies at the center of our customers’ missions. These include:

•	ruggedized mobile computing solutions with embedded wireless capability;
•	information assurance and encryption technologies, products, systems and services that ensure the security and integrity of digital communications worldwide;
•	digital switching, broadband networking and automated network management;
•	battlespace command-and-control systems and
•	fixed and mobile radio and satellite communications systems and antenna technologies.

This market is characterized by programs that enhance warfighters’ ability to communicate, collaborate and access vital information through Internet-like networks on the battlefield. Key programs include the U.S. Army’s Warfighter Information Network-Tactical (WIN-T) and the Joint Tactical Radio System (JTRS).

WIN-T is the Army’s primary battlefield communications network. As the prime contractor, we are responsible for the design, engineering, integration, production, program management and support of the network. Using ground and satellite communications links, WIN-T provides commanders with the digital communications services they need to access intelligence information, initiate battle plans, collaborate with other military elements, issue orders and monitor the status of their forces. The group has deployed the first increment of WIN-T around the world to more than half of the U.S. Army. The group is transitioning into the second increment of the program, which adds on-the-move command and control and expands the capability to additional soldiers. The third increment of the program is designed to provide enhanced network reliability and capacity and smaller, more-tightly integrated communications and networking gear.

The JTRS program will provide communications among all branches of the U.S. military on multi-channel, software-defined radios. We are developing the JTRS Handheld, Manpack, Small Form Fit (HMS) network radios to connect soldiers, sensors and robotic platforms. These small radios will enhance dismounted soldiers’ situational awareness and combat effectiveness by giving them greater communications capabilities and access to intelligence data in the field. This critical networking capability was successfully demonstrated by the Army during extensive testing exercises in 2010 that connected command posts, on-the-move forces and dismounted soldiers. These exercises also demonstrated how WIN-T and JTRS enable key battle command applications to increase force effectiveness across a variety of missions and terrain.

Information Systems and Technology delivers the same type of modern communications and information-sharing benefits to many civilian customers, including the U.S. Department of Homeland Security and other federal civilian agencies. For example, we are the prime contractor for the U.S. Coast Guard’s Rescue 21 system, which provides enhanced search-and-rescue capabilities as well as state-of-the-art command-and-control capabilities to assist the Coast Guard in effectively deploying available assets on all maritime missions.

We also provide many of these capabilities to non-U.S. customers, including the U.K. Ministry of Defence and the Canadian Department of National Defence. Most recently, the U.K. Ministry of Defence awarded the group a contract for the demonstration phase of its Specialist Vehicle program. In this phase, the group will manage the design, integration and production of seven prototypes. The Specialist Vehicle’s open electronic architecture will make the fleet easier to maintain and reduce product lifecycle costs. Work under the contract will be shared with the Combat Systems group, including a significant portion of the future production effort.

Information technology services – The group provides mission-critical information technology (IT) and highly specialized mission-support services to the U.S. defense and intelligence communities, the Department of Homeland Security and other federal civilian agencies, and commercial and international customers. The group specializes in:

•	design, development, integration, maintenance and security of wireless and wire-line networks and enterprise infrastructure;
•	mission-operations simulation and training systems and services;
•	large-scale data center consolidation and modernization and
•	healthcare technology solutions and services.

In this market, Information Systems and Technology has a long-standing reputation for excellence in providing technical-support personnel and domain specialists who enable customers to execute their missions effectively. For many customers, the group’s employees are the on-call staff that provide technical support for both commercial desktop technology and mission-specific hardware. Our employees also develop, install and operate mission systems on a day-to-day basis. In Fort Huachuca, Arizona, for example, Information Systems and Technology employees

8                        General Dynamics Annual Report • 2010

provide training and IT support services for critical Army intelligence operations, including unmanned aircraft systems training units. We integrate and operate systems that create lifelike training scenarios, helping operators improve their proficiency at a fraction of the cost of live-action exercises.

Information Systems and Technology also supplies network-modernization and IT infrastructure services to U.S. government customers. As one of the U.S. Air Force’s leading partners for network modernization, the group has provided IT support services to more than 75 Air Force bases, and it currently supports the Air Force’s main operating bases. The group also has provided continuous enterprise-wide IT services and support to the U.S. Senate for more than five years.

In addition, we are a leading provider of healthcare technology solutions that meet the fast-growing needs for technology modernization of government and commercial healthcare organizations. Our offerings include data management, analytics, fraud prevention and detection software, decision support and process automation solutions. In Afghanistan and Iraq, the group supports the Army’s military healthcare IT mission, helping ensure continuity of care for injured soldiers by providing accurate and timely information to medical staff both in the field and at treatment facilities. For the Centers for Medicare & Medicaid Services, we are supporting the government’s implementation of healthcare reform and medical benefits programs, including facilitating a program to provide retirees with prescription health coverage.

Intelligence, surveillance and reconnaissance systems – We also provide mission-related systems development, integration and operations support to customers in the U.S. defense, intelligence and homeland security communities, and to U.S. allies. These offerings include:

•	open-architecture mission systems;
•	signals and information collection, processing and distribution systems;
•	design, development and integration of imagery solutions;
•	sensors and cameras;
•	special-purpose computing and
•	cyber security services and products.

We have a 50-year legacy of providing advanced fire control systems for Navy submarine programs, and currently are developing and integrating commercial-off-the-shelf (COTS) software and hardware upgrades to improve the tactical control capabilities for multiple submarine classes. This initiative leads the implementation of the Navy's open architecture and open business model approach on submarines with a design that emphasizes shared standards, providing greater interoperability, scalability and supplier independence. Capitalizing on this expertise and open architecture approach, the group developed the core mission system for the Navy’s Independence Class of Littoral Combat Ships (LCS), and it is the ship mission systems integrator on the Joint High Speed Vessel (JHSV) program for the Army and the Navy.

Information Systems and Technology continues to expand its imagery offerings. For example, the group recently integrated cameras and optics with algorithms and sensors to enhance customers’ ability to gather and interpret visual data. This group also produces the Defense Department’s most-widely used imagery-analysis software suite. This software is currently providing actionable information derived from raw intelligence and archived imagery to more than 10,000 intelligence and tactical users.

Information Systems and Technology’s contracts in securing and protecting organizations from network attacks have resulted in a market-leading position in cyber security. The group performs data recovery, forensic examinations and diagnostics as a prime contractor for the DoD Cyber Crime Center (DC3), the world’s largest accredited cyber crime laboratory. It is also the principal support contractor for the Department of Homeland Security’s U.S. Computer Emergency Readiness Team (US-CERT), which provides response support to and defense against cyber attacks for U.S. executive branch agencies, and information sharing and collaboration with state and local government, industry and international partners.

The group’s diverse customer base has stimulated strong growth opportunities in each of its three principal markets, including:

•	the warfighter’s need for improved tactical communications and real-time intelligence;
•	IT network and business system consolidation and modernization, and military and federal requirements for healthcare IT services and
•	the growing requirements for cyber security services among homeland security, defense, intelligence and commercial customers.

Revenues for the Information Systems and Technology group were 34 percent of our consolidated revenues in 2008 and 2009 and 36 percent in 2010. Revenues by major products and services were as follows:

Year Ended December 31	2008	2009	2010
Tactical communication systems	$4,455	$4,713	$5,134
Information technology services	3,536	3,920	4,262
Intelligence, surveillance and reconnaissance systems	2,047	2,169	2,216
Total Information Systems and Technology	$10,038	$10,802	$11,612

General Dynamics Annual Report • 2010                        9

CUSTOMERS

In 2010, 72 percent of our revenues were from the U.S. government; 10 percent were from U.S. commercial customers; 8 percent were directly from international defense customers; and the remaining 10 percent were from international commercial customers.

U.S. GOVERNMENT

Our primary customers are the U.S. Department of Defense and the U.S. intelligence community. We have also developed relationships with other U.S. government customers, including the Department of Homeland Security, Centers for Medicare & Medicaid Services, National Aeronautics and Space Administration and several first-responder agencies. Our revenues from the U.S. government were as follows:

Year Ended December 31	2008	2009	2010
Direct
Department of Defense (DoD)	$18,442	$20,344	$20,446
Non-DoD	1,422	1,899	1,941
Foreign Military Sales*	282	478	876
Total U.S. government	$20,146	$22,721	$23,263
Percent of total revenues	69%	71%	72%

*

In addition to our direct international sales, we sell to foreign governments through the Foreign Military Sales (FMS) program. Under the FMS program, we contract with and are paid by the U.S. government, and the U.S. government assumes the risk of collection from the foreign government customer.

We perform our U.S. government business under fixed-price, cost-reimbursement and time-and-materials contracts. Our production contracts are primarily fixed-price. Under these contracts, we agree to perform a specific scope of work for a fixed amount. Contracts for research, engineering, prototypes, repair and maintenance are typically cost-reimbursement or time-and-materials. Under cost-reimbursement contracts, the customer reimburses us for allowable costs and pays a fixed fee or an incentive- or award-based fee. These fees are determined by our ability to achieve targets set in the contract, such as cost, quality, schedule and performance. Under time-and-materials contracts, the customer pays a fixed hourly rate for direct labor and reimburses us for materials costs.

Fixed-price contracts accounted for approximately 55 percent of our U.S. government business in both 2009 and 2010; cost-reimbursement contracts accounted for approximately 38 percent in 2009 and 39 percent in 2010; and time-and-materials contracts accounted for approximately 7 percent in 2009 and 6 percent in 2010.

Each of these contract types presents advantages and disadvantages. Fixed-price contracts typically have higher fee levels as we are required to absorb cost overruns, should they occur. Therefore, these types of contracts offer us additional profits if we can complete the work for less than the contract amount. Cost-reimbursement contracts generally subject us to lower risk. They also can include fee schedules that allow the customer to make additional payments when we satisfy certain performance criteria. However, not all costs are reimbursed under these types of contracts, and the government carefully reviews the costs we charge. In addition, the negotiated base fees associated with cost-reimbursement contracts are generally lower, consistent with our lower risk. Under time-and-materials contracts, our profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Additionally, because we often charge materials costs with little or no fee, the content mix can impact the profit margins associated with these contracts.

U.S. COMMERCIAL

Our U.S. commercial revenues were $4.1 billion in 2008, $3.3 billion in 2009 and $3.2 billion in 2010. This represented approximately 14 percent of our consolidated revenues in 2008 and 10 percent in both 2009 and 2010. The majority of these revenues are for business-jet aircraft where our customer base consists of individuals and public and privately held companies representing a wide range of industries. Other commercial products include drivetrain components and aftermarket parts in our Combat Systems group, Jones Act ships in our Marine Systems group and ruggedized mobile computing solutions in our Information Systems and Technology group.

INTERNATIONAL

Our direct revenues from government and commercial customers outside the United States were $5.1 billion in 2008 and $6 billion in both 2009 and 2010. This represented approximately 17 percent of our consolidated revenues in 2008, 19 percent in 2009 and 18 percent in 2010.

We conduct business with government customers around the world with primary subsidiary operations in Australia, Austria, Brazil, Canada, France, Germany, Italy, Mexico, Spain, Switzerland and the United Kingdom. Our non-U.S. defense subsidiaries are committed to developing long-term relationships with their respective governments and have distinguished themselves as principal regional suppliers and employers.

Our international commercial business consists primarily of business-jet aircraft exports and worldwide aircraft services. The market for business-jet aircraft and related services outside North America has expanded significantly in recent years, particularly in emerging markets, including the Asia-Pacific region. While the United States continues to be our largest market for business aircraft, orders from customers outside North America represent a growing segment of our aircraft business, approximately 60 percent of total orders and backlog in 2010.

10                        General Dynamics Annual Report • 2010

For a discussion of the risks associated with conducting business in international locations, see Risk Factors contained in Part I, Item 1A, of this Annual Report on Form 10-K. For information regarding sales and assets by geographic region, see Note Q to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

COMPETITION

Several factors determine our ability to compete successfully in both the defense and business-jet aircraft markets. While customers’ evaluation criteria vary, the principal competitive elements include:

•	the technical excellence, reliability and cost competitiveness of our products and services;
•	our ability to innovate and develop new products and technology that improve mission performance;
•	successful program execution and on-time delivery of complex, integrated systems;
•	our global footprint and accessibility to customers;
•	our indigenous presence in the countries of several key customers;
•	the reputation and customer confidence derived from our past performance and
•	the successful management of our businesses and customer relationships.

DEFENSE MARKET

The U.S. government contracts with numerous domestic and foreign companies for products and services. We compete against other large platform and system-integration contractors, as well as smaller companies that specialize in a particular technology or capability. Internationally, we compete with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers based in the countries where we operate. Our Combat Systems group competes with a large number of domestic and foreign businesses. Our Marine Systems group has one primary competitor, Northrop Grumman Corporation, with which it also partners or subcontracts on several programs, including the Virginia-class submarine. Our Information Systems and Technology group competes with many companies, from large defense companies to small niche competitors with specialized technologies. The operating cycle of many of our major platform programs can result in sustained periods of program continuity when we perform successfully.

We also are involved in teaming and subcontracting relationships with some of our competitors. Competitions for major defense programs often require companies to form teams to bring together broad capabilities to meet the customer’s requirements. Opportunities associated with these programs include roles as the program’s integrator, overseeing and coordinating the efforts of all participants in the team, or as a provider of a specific hardware, such as military vehicles provided by Combat Systems, or a subsystem element, such as core mission systems provided by Information Systems and Technology.

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

BUSINESS-JET AIRCRAFT MARKET

The business-jet aircraft manufacturing market is divided into segments based on aircraft range, price and cabin size. Gulfstream has several competitors for each of its products, with more competitors for the shorter-range aircraft. Key competitive factors include aircraft safety, reliability and performance; comfort and in-flight productivity; service quality, global footprint and timeliness; technological and new-product innovation; and price. We believe Gulfstream competes effectively in all of these areas.

The Aerospace group competes worldwide in its business-jet aircraft services business primarily on the basis of price, service quality and timeliness. In its maintenance, repair and overhaul (MRO) and fixed-base operations (FBO) business, the group competes with several other large companies, as well as a number of smaller companies, particularly in the maintenance business. In its completions business, the group competes with original equipment manufacturers (OEMs), as well as other third-party providers.

General Dynamics Annual Report • 2010                        11

BACKLOG

Our total backlog represents the estimated remaining sales value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

Summary backlog information for each of our business groups follows:

							2010 Total Backlog Not Expected to be Completed in
December 31	2009			2010			2011
	Funded	Unfunded	Total	Funded	Unfunded	Total
Aerospace	$18,891	$433	$19,324	$17,443	$378	$17,821	$13,781
Combat Systems	11,431	1,985	13,416	10,908	892	11,800	4,486
Marine Systems	7,111	15,362	22,473	7,050	13,069	20,119	14,398
Information Systems and Technology	8,423	1,909	10,332	7,978	1,843	9,821	2,980
Total backlog	$45,856	$19,689	$65,545	$43,379	$16,182	$59,561	$35,645

RESEARCH AND DEVELOPMENT

To foster innovative product development and evolution, we conduct sustained R&D activities as part of our normal business operations. In the commercial sector, most of our Aerospace group’s R&D activities support Gulfstream’s product enhancement and development programs. In our defense businesses, we conduct both customer-sponsored R&D activities under U.S. government contracts and company-sponsored R&D. In accordance with government regulations, we recover a significant portion of company-sponsored R&D expenditures through overhead charges to U.S. government contracts. For more information on our R&D activities, including our expenditures for the past three years, see Note A to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY

We develop technology, manufacturing processes and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, we license some intellectual property rights to and from others. The U.S. government holds licenses to our patents developed in the performance of U.S. government contracts, and it may use or authorize others to use the inventions covered by our patents. Although these intellectual property rights are important to the operation of our business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would, in our opinion, have a material impact on our business.

EMPLOYEES

On December 31, 2010, we had approximately 90,000 employees, one-fifth of whom work under collective agreements with various labor unions and worker representatives. Agreements covering approximately 3 percent of total employees are due to expire during 2011. Historically, we have renegotiated labor agreements without any significant disruption of operating activities.

RAW MATERIALS, SUPPLIERS AND SEASONALITY

We depend on suppliers and subcontractors for raw materials and components. These supply networks can experience price fluctuations and capacity constraints, which can put pressure on pricing. Effective management and oversight of suppliers and subcontractors is an important element of our successful performance. We attempt to mitigate these risks through long-term agreements with our suppliers, by negotiating flexible pricing terms in our customer contracts and by procuring from our suppliers jointly across our business groups to achieve economies of scale. We have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations.

Our business is not generally seasonal in nature. The timing of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are the primary drivers of our revenue recognition. In the United States, these factors are influenced by the federal government’s October-to-September fiscal year. This process has historically resulted in higher revenues in the latter half of the year. Internationally, many of our government customers schedule deliveries toward the end of the calendar year, resulting in increasing revenues and earnings over the course of the year.

12                        General Dynamics Annual Report • 2010

REGULATORY MATTERS

U.S. GOVERNMENT CONTRACTS

U.S. government contracts are subject to procurement laws and regulations. The Federal Acquisition Regulation (FAR) and the Cost Accounting Standards (CAS) govern the majority of our contracts. The FAR mandates uniform policies and procedures for U.S. government acquisitions and purchased services. Also, individual agencies can have acquisition regulations that provide implementing language for the FAR or that supplement the FAR. For example, the Department of Defense implements the FAR through the Defense Federal Acquisition Regulation supplement (DFARs). For all federal government entities, the FAR regulates the phases of any product or service acquisition, including:

•	acquisition planning,
•	competition requirements,
•	contractor qualifications,
•	protection of source selection and vendor information and
•	acquisition procedures.

In addition, the FAR addresses the allowability of our costs, while the CAS address how those costs can be allocated to contracts. The FAR also subjects us to audits and other government reviews covering issues such as cost, performance and accounting practices relating to our contracts.

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

BUSINESS-JET AIRCRAFT

The Aerospace group is subject to Federal Aviation Administration (FAA) regulation in the United States and other similar aviation regulatory authorities internationally, including the European Aviation Safety Agency (EASA). For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each aircraft must receive a certificate of airworthiness. Aircraft completions also require approval by the appropriate aviation authority, which often is accomplished through a supplemental type certificate. Aviation authorities can require changes to a specific aircraft or model type for safety reasons if they believe the aircraft does not meet their standards. Maintenance facilities and charter operations must be licensed by aviation authorities as well.

ENVIRONMENTAL

We are subject to a variety of federal, state, local and foreign environmental laws and regulations. These laws and regulations cover the discharge, treatment, storage, disposal, investigation and remediation of some materials, substances and wastes. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities and at third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. As a PRP, we potentially are liable to the government or third parties for the full cost of remediating contamination at a relevant site. In cases where we have been designated a PRP, generally we seek to mitigate these environmental liabilities through available insurance coverage and by pursuing appropriate cost-recovery actions. In the unlikely event we are required to fully fund the remediation of a site, the current statutory framework would allow us to pursue contributions from other PRPs. We regularly assess our compliance status and management of environmental matters.

Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of our operations. Historically, these costs have not been material. Environmental costs often are allowable and recoverable under our contracts with the U.S. government. Based on information currently available and current U.S. government policies relating to allowable costs, we do not expect continued compliance with environmental regulations to have a material impact on our results of operations, financial condition or cash flows. For additional information relating to the impact of environmental matters, see Note N to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

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

General Dynamics Annual Report • 2010                        13

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

We depend on the U.S. government for a significant portion of our revenues. In each of the past three years, more than two-thirds of our revenues were from the U.S. government. U.S. defense spending historically has been driven by perceived threats to national security. While the country has been under an elevated threat level in recent years, there is no assurance that defense budgets will be sustained at current levels. In addition, competing demands for federal funds could pressure all areas of spending, which could further impact the defense budget.

A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs could adversely affect our future revenues and earnings.

U.S. government contracts are not always fully funded at inception and are subject to termination. Our U.S. government revenues are funded by agency budgets that operate on an October-to-September fiscal year. In February of each year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. For the remainder of the year, the appropriations and authorization committees of the Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

There are two primary risks associated with this process. First, the process may be delayed or disrupted. Changes in congressional schedules due to elections or other legislative priorities, negotiations for program funding levels or unforeseen world events can interrupt the funding for a program or contract. Second, future revenues under existing multi-year contracts are conditioned on the continuing availability of congressional appropriations. The Congress typically appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Changes in appropriations in subsequent years may impact the funding available for these programs. Delays or changes in funding can impact the timing of available funds or lead to changes in program content.

In addition, U.S. government contracts generally permit the government to terminate a contract, in whole or in part, for convenience. If a contract is terminated for convenience, a contractor usually is entitled to receive payments for its allowable costs and the proportionate share of fees or earnings for the work performed. The government may also terminate a contract for default in the event of a breach by the contractor. If a contract is terminated for default, the government in most cases pays only for the work it has accepted. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future revenues and earnings.

We are subject to audit by the U.S. government. U.S. government agencies routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The U.S. government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, labor, accounting and information systems. In some cases, audits may result in costs not being reimbursed or subject to repayment. If an audit or investigation were to result in allegations of improper or illegal activities, we could be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer reputational harm if allegations of impropriety were made against us.

Our Aerospace group is subject to changing customer demand for business aircraft. Our Aerospace group’s business-jet market is driven by the demand for business-aviation products and services by business, individual and government customers in the United States and around the world. The group’s future results also depend on other factors, including general economic conditions, the availability of credit and trends in capital goods markets. If customers default on existing contracts and our Aerospace group is unable to replace those contracts, the group’s anticipated revenues and profitability could be reduced as a result.

14                        General Dynamics Annual Report • 2010

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

If there is a significant change in one or more of these circumstances or estimates, or if we face unexpected contract costs, the profitability of one or more of these contracts may be adversely affected. This could affect our earnings and margins. If we fail to adequately manage the risks under our contracts, particularly fixed-price contracts, our earnings and margins may be adversely affected.

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

Our future success will depend, in part, on our ability to develop new products and maintain a qualified workforce to meet the needs of our customers. Virtually all of the products that we produce and sell are highly engineered and require sophisticated manufacturing and system-integration techniques and capabilities. The commercial and government markets in which we operate are characterized by rapidly changing technologies. The product and program needs of our government and commercial customers change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to develop and manufacture competitive products, and bring those products to market quickly at cost-effective prices. In addition, because of the highly specialized nature of our business, we must be able to hire and retain the skilled and qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, our future revenues and earnings may be adversely affected.

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

We have made and expect to continue to make investments, including acquisitions and joint ventures, that involve risks and uncertainties. These activities, particularly in the current environment of increased governmental regulation and enforcement both domestically and abroad, may expose us to legal and regulatory risks that are different from the risks we currently experience in our existing businesses. When evaluating potential mergers and acquisitions, we make judgments regarding the value of business opportunities, technologies and other assets, and the risks and costs of potential liabilities based on information available to us at the time of the transaction. Whether we realize the anticipated benefits from these transactions depends on multiple factors, including our integration of the businesses involved, the performance of the underlying products, capabilities or technologies, and market conditions following the acquisition. Although we believe we have established appropriate procedures and processes to mitigate these risks and have a proven track record of successful acquisitions and investments, unanticipated performance issues and acquired liabilities associated with these activities could adversely affect our financial results.

General Dynamics Annual Report • 2010                        15

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

On December 31, 2010, our business groups had major operations at the following locations:

•

Aerospace – Lincoln and Long Beach, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Cahokia, Illinois; Westfield, Massachusetts; Las Vegas, Nevada; Teterboro, New Jersey; Dallas, Texas; Appleton, Wisconsin; Beijing, China; Dusseldorf and Hannover, Germany; Mexicali, Mexico; Moscow, Russia; Singapore; Basel, Geneva and Zurich, Switzerland; Dubai, United Arab Emirates; Biggin Hill and Luton, United Kingdom.

•

Combat Systems – Anniston, Alabama; East Camden, Arkansas; Crawfordsville, St. Petersburg and Tallahassee, Florida; Chicago and Marion, Illinois; Saco, Maine; Westminster, Maryland; Shelby Township, Sterling Heights and Troy, Michigan; Lincoln, Nebraska; Charlotte, North Carolina; Lima, Ohio; Eynon and Red Lion, Pennsylvania; Garland, Texas; Williston, Vermont; Marion and Woodbridge, Virginia; Oshkosh, Wisconsin; Vienna, Austria; Edmonton, London, La Gardeur and Valleyfield, Canada; St. Etienne, France; Kaiserslautern, Germany; Granada, La Coruna, Oviedo, Palencia, Sevilla and Trubia, Spain; Kreuzlingen, Switzerland.

•	Marine Systems – San Diego, California; Groton and New London, Connecticut; Bath and Brunswick, Maine; North Kingstown, Rhode Island; Mexicali, Mexico.
•

Information Systems and Technology – Scottsdale, Arizona; San Diego and Santa Clara, California; Towson, Maryland; Needham, Pittsfield and Taunton, Massachusetts; Ypsilanti, Michigan; Bloomington, Minnesota; Nashua, New Hampshire; Greensboro and Newton, North Carolina; Kilgore, Texas; Arlington, Chantilly, Chesapeake, Fairfax and Herndon, Virginia; Calgary and Ottawa, Canada; Andover, Oakdale and Tewkesbury, United Kingdom.

A summary of floor space by business group on December 31, 2010, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	4.4	4.0	–	8.4
Combat Systems	7.6	4.7	7.5	19.8
Marine Systems	7.7	2.3	–	10.0
Information Systems and Technology	3.1	8.3	0.9	12.3
Total	22.8	19.3	8.4	50.5

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note N to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4. REMOVED AND RESERVED

16                        General Dynamics Annual Report • 2010

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange.

The high and low sales prices of our common stock and the cash dividends declared on our common stock for each quarter of 2010 and 2009 are included in the Supplementary Data contained in Part II, Item 8, of this Annual Report on Form 10-K.

On January 30, 2011, there were approximately 14,000 holders of record of our common stock.

For information regarding securities authorized for issuance under our equity compensation plans, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

We did not make any unregistered sales of equity securities in 2010.

The following table provides information about our fourth quarter repurchases of equity securities that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares That May Yet Be Purchased Under the Program*
10/4/10 – 10/31/10	–	–	–	7,753,900
11/1/10 – 11/28/10	1,600,000	$67.41	1,600,000	6,153,900
11/29/10 – 12/31/10	6,153,900	$69.79	6,153,900	–
Total	7,753,900	$69.30

*

On August 4, 2010, our board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. On February 2, 2011, with no shares remaining under the August authorization, the board of directors increased the number of authorized shares to 10 million. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

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

General Dynamics Annual Report • 2010                        17

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

(Dollars and shares in millions, except per share and employee amounts)	2006	2007	2008	2009	2010
Summary of Operations
Revenues	$24,063	$27,240	$29,300	$31,981	$32,466
Operating earnings	2,625	3,113	3,653	3,675	3,945
Operating margin	10.9%	11.4%	12.5%	11.5%	12.2%
Interest, net	(101)	(70)	(66)	(160)	(157)
Provision for income taxes, net	817	967	1,126	1,106	1,162
Earnings from continuing operations	1,710	2,080	2,478	2,407	2,628
Return on sales (a)	7.1%	7.6%	8.5%	7.5%	8.1%
Discontinued operations, net of tax	146	(8)	(19)	(13)	(4)
Net earnings	1,856	2,072	2,459	2,394	2,624
Diluted earnings per share:
Continuing operations	4.20	5.10	6.22	6.20	6.82
Net earnings	4.56	5.08	6.17	6.17	6.81
Cash flows
Net cash provided by operating activities	$2,156	$2,952	$3,124	$2,855	$2,986
Net cash used by investing activities	(2,616)	(875)	(3,663)	(1,392)	(408)
Net cash used by financing activities	(539)	(786)	(718)	(806)	(2,226)
Net cash provided (used) by discontinued operations	272	(4)	(13)	(15)	(2)
Cash dividends declared per common share	0.92	1.16	1.40	1.52	1.68
Financial position
Cash and equivalents	$1,604	$2,891	$1,621	$2,263	$2,613
Total assets	22,376	25,733	28,373	31,077	32,545
Short- and long-term debt	2,781	2,791	4,024	3,864	3,203
Shareholders’ equity	9,827	11,768	10,053	12,423	13,316
Debt-to-equity (b)	28.3%	23.7%	40.0%	31.1%	24.1%
Book value per share (c)	24.22	29.13	26.00	32.21	35.79
Operating working capital (d)	1,040	838	624	948	1,104
Other information
Free cash flow from operations (e)	$1,822	$2,478	$2,634	$2,470	$2,616
Return on invested capital (f)	15.6%	16.9%	18.5%	17.8%	17.5%
Funded backlog	34,024	37,194	51,712	45,856	43,379
Total backlog	43,667	46,832	74,127	65,545	59,561
Shares outstanding	405.8	404.0	386.7	385.7	372.1
Weighted average shares outstanding:
Basic	403.4	404.4	396.2	385.5	381.2
Diluted	406.8	408.1	398.7	387.9	385.2
Employees	81,000	83,500	92,300	91,700	90,000
Sales per employee (g)	309,300	329,400	342,600	346,500	358,100

(a)	Return on sales is calculated as earnings from continuing operations divided by revenues.
(b)	Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.
(c)	Book value per share is calculated as total equity divided by total outstanding shares as of year end.
(d)

Operating working capital is calculated as accounts receivable, contracts in process (excluding “other contract costs” - see Note G to the Consolidated Financial Statements in Item 8) and inventories less accounts payable, customer advances and deposits, and liabilities for salaries and wages.

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

18                        General Dynamics Annual Report • 2010

(Dollars in millions, except per-share amounts or unless otherwise noted)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an overview of our business groups, including a discussion of products and services provided, see the Business discussion contained in Part I, Item 1, of this Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

The nation’s engagement in combating threats to U.S. national security around the world, coupled with the need to equip and modernize U.S. military forces, drives Department of Defense funding levels. As a defense contractor, our financial performance is influenced by the allocation and prioritization of U.S. defense spending. For fiscal year (FY) 2011, the President requested $549 billion for the Department of Defense, including approximately $189 billion for procurement and research and development (R&D). Procurement and R&D budgets, also known as investment accounts, provide the majority of our U.S. defense revenues.

As of February 18, 2011, the Congress has not approved the President’s FY 2011 budget request. Consequently, the U.S. government, including the Department of Defense, is operating under a continuing resolution (CR), which funds the Pentagon at FY 2010 funding levels through early March 2011. For FY 2010, Congress appropriated $531 billion for the Defense Department, including approximately $185 billion for investment accounts. We anticipate that Congress will further consider the FY 2011 defense spending bill in conjunction with the expiration of the current CR. This consideration would likely result in either an extension of the CR, thereby keeping FY 2011 funding at FY 2010 levels, or the passage of a 2011 funding bill. In the case of an extended CR, we are actively engaged with our customers and the Congress to ensure funding required for critical programs is not disrupted. In either case, budget expenditures generally lag congressional funding, and we expect that expenditures applied toward programs over the next few years will be consistent with defense funding appropriated in recent years.

To fund the wars in Afghanistan and Iraq, defense budgets have also included supplemental funding. While some of our programs have received supplemental funds, most of our funding is now derived from base budgets. For FY 2011, the President has requested approximately $159 billion in supplemental funding, including approximately 16 percent for investment accounts. Future-year spending plans forecast a reduction in supplemental funding levels consistent with the administration’s plan to gradually reduce troop levels in Iraq and Afghanistan.

For FY 2012, the President has requested total defense funding of $671 billion, including $118 billion in supplemental funding. The 2012 budget requests $188 billion for investment accounts. The Pentagon’s five-year base spending plan, submitted with the FY 2012 funding request, reflects low-single-digit growth in the near-term with growth slowing in later years. This plan incorporates approximately $78 billion of projected cuts when compared with the previous five-year plan. Given force structure levels and current threat levels, the majority of those cuts are not manifested in investment accounts. Rather, investment accounts are projected to display low-single-digit growth over the five-year period, with procurement funding for mature programs growing and R&D funding for developmental programs declining over the period.

In today’s dynamic budget environment, the success of our U.S. defense business is enhanced by the diversity of our exposure to different programs and customers within the budget, our insight into customer requirements stemming from our incumbency on core programs, our ability to evolve our products to address a fast-changing threat environment, and our successful execution of the contracts we are awarded. While our nation’s budget deficits will influence government spending decisions, we expect defense funding to continue to be driven by the following:

•	support for the warfighter in the face of threats posed by an uncertain global security environment;
•	the number of troops deployed globally, coupled with the overall size of the U.S. military;
•	the need to reset and replenish equipment and supplies damaged and consumed in Iraq and Afghanistan since 2001;
•	the need to maintain thousands of jobs that support the health of our nation’s economy and
•	the need to modernize that infrastructure to address the evolving requirements of modern-day warfare.

Given today’s tenuous geopolitical landscape, governments around the world continue to fund weapons and equipment modernization programs, leading to diverse defense export opportunities. We continue to pursue opportunities presented by international demand for military hardware and information technologies, both from our indigenous international operations and through exports from our U.S. businesses. While the revenue potential can be significant, international defense budgets are subject to unpredictable issues of contract award timing, changing priorities and overall spending pressures. As we broaden the customer base for our defense products around the world, we expect our international sales and exports to grow.

General Dynamics Annual Report • 2010                        19

Business-jet market conditions continued to improve in 2010, in line with the broader economic recovery, particularly in the large-cabin market. Our Aerospace group benefitted from increased flying hours, higher aircraft services activity, improved new-aircraft order interest and declining customer defaults. Barring any further economic turmoil, we believe the diversity and duration of our business-jet backlog positions the Aerospace group for further improvement in 2011 and beyond. Continued investment in new aircraft products is expected to drive Aerospace’s long-term growth, particularly as the group begins producing its newest aircraft offerings, the G250 and the G650, in 2011. Similarly, we believe that aircraft-service revenues provide the group diversified exposure to aftermarket sales fueled by continued growth in the global installed business-jet fleet.

In these dynamic markets, we are committed to creating shareholder value through innovative product development, disciplined program execution and continuous improvement initiatives. Our solid performance is measured in our sustained revenue and earnings growth, margin improvement and efficient conversion of earnings into cash. Our record of excellent cash-flow conversion has enabled us to execute our operational strategy while providing us the flexibility to deploy our capital to further enhance shareholder returns through acquisitions, payment of dividends and share repurchases.

RESULTS OF OPERATIONS

The following discussion of our results of operations focuses on the material financial measures we use to evaluate our performance, including revenues, operating earnings and margins, cash flow, and orders and backlog. A consolidated overview is followed by a more detailed review of operating performance for each of our business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. For the Aerospace group, results are analyzed with respect to specific lines of products and services, consistent with how the group is managed. For the defense business groups, the discussion is based on the types of products and services each group offers with supplemental discussion of specific significant contracts and programs that drive the groups’ results.

In the Aerospace group, we recognize revenue using the percentage-of-completion method. As discussed further in the Application of Critical Accounting Policies section, sales contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s completion, which includes exterior painting and installation of customer-selected interiors and optional avionics. We record revenues on these contracts at two milestones: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the aircraft. Revenues in the Aerospace group’s aircraft outfitting and service businesses are recognized as work progresses or upon delivery of the service. Changes in revenues in this group result from the number and mix of new aircraft deliveries (both green and outfitted), the progress toward completion of aircraft outfitting activities, the level of service activity during the period and the number of pre-owned aircraft sold.

In general, operating earnings and margins in the Aerospace group are a function of the prices we charge for our aircraft, our operational efficiency in manufacturing and outfitting the aircraft, and the mix of aircraft deliveries among the higher-margin large-cabin and lower-margin mid-cabin aircraft. Additional factors affecting the group’s earnings and margins include the volume and profitability of services work performed, the number and type of pre-owned aircraft sold, and the level of general and administrative costs incurred by the group, which include selling expenses and R&D costs.

In the defense business groups, the majority of the revenues are generated by long-term government contracts. We account for revenues under these contracts using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work progresses, either as products are produced and delivered or as services are rendered. As a result, changes in revenues are generally discussed in terms of volume. Year-over-year variances attributed to volume indicate increases or decreases in revenues due to changes in production or construction activity levels, delivery schedules or levels of services on individual contracts.

Operating earnings and margins in the defense business groups are discussed in terms of changes in revenue volume, performance or contract mix (i.e., higher- vs. lower-margin work). Performance refers to changes in contract earnings rates during the term of the contract based on revisions to estimates of profit at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract or the estimated costs required to complete the contract. Contract mix can result in higher or lower earnings and margins due to contract type (e.g., fixed-price/cost-reimbursable) or the phase of work (e.g., development/production) within those contracts. The following discussion of results provides additional disclosure to the extent that a material or unusual event caused a change in the profitability of a contract (e.g., contract losses/claims).

Year Ended December 31	2008		2009		2010
	Revenues	Operating Earnings	Revenues	Operating Earnings	Revenues	Operating Earnings
Aerospace	$5,512	$ 1,021	$5,171	$ 707	$5,299	$ 860
Combat Systems	8,194	1,111	9,645	1,262	8,878	1,275
Marine Systems	5,556	521	6,363	642	6,677	674
Information Systems and Technology	10,038	1,075	10,802	1,151	11,612	1,219
Corporate	–	(75)	–	(87)	–	(83)
	$29,300	$ 3,653	$31,981	$ 3,675	$32,466	$ 3,945

20                        General Dynamics Annual Report • 2010

CONSOLIDATED OVERVIEW

REVIEW OF 2010 VS. 2009

Year Ended December 31	2009	2010	Variance
Revenues	$31,981	$32,466	$485	1.5%
Operating earnings	3,675	3,945	270	7.3%
Operating margin	11.5%	12.2%

General Dynamics’ revenues increased in 2010 compared with 2009, with higher revenues in the Aerospace, Marine Systems and Information Systems and Technology groups offset in part by lower Combat Systems revenues. Aerospace revenues improved primarily due to higher aircraft services volume. Growing activity in Marine Systems’ U.S. Navy ship programs resulted in increased revenues for the group in 2010. Increases across the Information Systems and Technology portfolio contributed to revenue growth in the group in 2010, particularly in the tactical communication systems and information technology services businesses. Revenues decreased in the Combat Systems group due primarily to reduced volume on U.S. military vehicle programs.

Our operating earnings growth significantly outpaced our sales growth in 2010. Each of our four business groups reported earnings growth compared with 2009. Earnings performance was particularly strong in the Aerospace and Combat Systems groups, both of which realized significant operating leverage in 2010. In the Aerospace group, operating margins were up due to improved pricing on aircraft services work and large-cabin aircraft deliveries, and the absence of pre-owned aircraft losses, which negatively impacted 2009 operating margins. Combat Systems’ 2010 margin expansion resulted from productivity improvements across the group, particularly in the U.S. military vehicle business, and a favorable contract mix, including reduced engineering and development work. Operating margins were steady in the Marine Systems group and down slightly in the Information Systems and Technology group due to a shift in contract mix. As a result, our overall operating margins increased by 70 basis points in 2010 compared with 2009.

REVIEW OF 2009 VS. 2008

Year Ended December 31	2008	2009	Variance
Revenues	$29,300	$31,981	$2,681	9.2%
Operating earnings	3,653	3,675	22	0.6%
Operating margin	12.5%	11.5%

In 2009, strong performance in each of our defense businesses more than offset reduced business-jet deliveries in the Aerospace group, resulting in significant top-line revenue growth over 2008. The Combat Systems and Marine Systems groups generated double-digit revenue growth on the strength of military vehicle and shipbuilding and repair programs. In the Information Systems and Technology group, increased volume in each of the group’s U.S. operations drove the group’s revenue growth. Revenues decreased in the Aerospace group in 2009 following our decision to cut aircraft production and deliveries in response to a significant downturn in the business-jet market.

Our operating earnings increased slightly in 2009 over 2008 as earnings growth in each of our defense businesses was offset by reduced earnings in the Aerospace group. Overall, our operating margins decreased by 100 basis points in 2009 compared with 2008. Operating margins were up significantly in the Marine Systems group due to strong program execution, while margins were steady in the Information Systems and Technology group and down in the Combat Systems and Aerospace groups.

CASH FLOW

Cash flows from operations in 2010 exceeded net earnings for the 12th consecutive year. Net cash provided by operating activities was $3.1 billion in 2008, $2.9 billion in 2009 and $3 billion in 2010. Over the three-year period, we deployed our cash to fund acquisitions and capital expenditures, repurchase our common stock, pay dividends and repay maturing debt. Our net debt, debt less cash and equivalents and marketable securities, was $378 at year-end 2010 compared with

General Dynamics Annual Report • 2010                        21

$1.2 billion at the end of 2009. This decrease in net debt was achieved after the following capital deployment activities: $1.2 billion of share repurchases, $631 of dividends paid, $508 of company-sponsored research and development, $370 of capital expenditures, $335 of contributions to our retirement plans and $233 spent on acquisitions during the year.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE

Our total backlog, including funded and unfunded portions, was $59.6 billion at the end of 2010 compared with $65.5 billion at year-end 2009. Strong orders across our defense businesses resulted in a book-to-bill ratio (orders divided by revenues) higher than 2009, despite increased revenues in 2010. Orders in our defense businesses were complemented by improving order activity in the Aerospace group, particularly in the second half of the year.

The Aerospace group’s total backlog was $17.8 billion at the end of 2010, compared with $19.3 billion at year-end 2009. Aerospace funded backlog was $17.4 billion at the end of 2010 compared with $18.9 billion at the end of 2009. Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from the customer. Net orders, adjusted for customer defaults, increased sequentially each quarter in 2010. However, aircraft deliveries exceeded net orders in 2010, resulting in the backlog decline. The Aerospace unfunded backlog of $378 at the end of 2010 consists of agreements to provide future aircraft maintenance and support services.

The total backlog for our defense businesses decreased in 2010 to $41.8 billion at the end of the year, compared with $46.2 billion at the end of 2009. The defense backlog represents the estimated remaining sales value of work to be performed under firm contracts. Over half of the decline in our defense backlog during 2010 was in Marine Systems, which traditionally receives large, multi-year awards and works down that backlog in subsequent periods. The funded portion of the defense backlog was $25.9 billion at the end of 2010. This includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in the backlog only firm contracts we believe are likely to receive funding.

Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft, which we refer to collectively as estimated potential contract value.

Customers use IDIQ contracts for several reasons, including expanding the field of available contractors to maximize competition under a given program or when they have not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements, which set forth the majority of the contractual terms, including prices, are funded as delivery orders are placed. A significant portion of our estimated potential contract value is composed of multiple-award IDIQ contracts in which we are one of several companies competing for task orders. We include only our estimate of the value we will receive under these arrangements. The estimated contract value also includes IDIQ contracts for which we have been designated as the sole-source supplier to design, develop, produce and integrate complex products and systems over several years for the military or other government agencies. We believe our customers intend to fully implement these products and systems. Because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, we recognize these contracts in backlog only when they are funded.

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

On December 31, 2010, the estimated potential contract value associated with these IDIQ contracts and contract options was approximately $21.8 billion, up significantly from $17.6 billion at the end of 2009. This represents our estimate of the potential value we will receive. The actual amount of funding received in the future may be higher or lower. The estimated potential contract value in the Combat Systems group doubled from year-end 2009, while the Information Systems and Technology group’s estimated potential contract value increased nearly 20 percent. We expect to realize this value over the next 10 to 15 years, reflecting continued demand for our products and services well into the future.

OTHER INFORMATION

Net interest expense was $66 in 2008, $160 in 2009 and $157 in 2010. Additional debt issued in 2008 and 2009 resulted in the increase from 2008 to 2009. The decrease in 2010 was due largely to the repayment of $700 of fixed-rate notes in the third quarter of 2010.

22                        General Dynamics Annual Report • 2010

We expect net interest expense of approximately $135 to $140 in 2011, subject to capital deployment activities during the year.

Our effective tax rate was 31.2 percent in 2008, 31.5 percent in 2009 and 30.7 percent in 2010. The 2008 rate included a $35, or approximately $0.09 per-share, benefit from the settlement of tax refund litigation, which reduced the 2008 tax rate by 100 basis points. We anticipate an effective tax rate of approximately 31 percent in 2011. For additional discussion of tax matters, see Note E to the Consolidated Financial Statements.

In 2008, we entered into an agreement to sell our Spanish nitrocellulose operation and recognized a pretax loss of $11 in discontinued operations in anticipation of the sale. The sale of this operation was completed in 2010. Our reported revenues exclude the revenues associated with this divested business. We have presented the operating results of this business, along with the loss from the sale, as discontinued operations, net of income taxes.

REVIEW OF BUSINESS GROUPS

AEROSPACE

Review of 2010 vs. 2009

Year Ended December 31	2009	2010	Variance
Revenues	$5,171	$5,299	$128	2.5%
Operating earnings	707	860	153	21.6%
Operating margin	13.7%	16.2%
Gulfstream aircraft deliveries (in units):
Green	94	99	5	5.3%
Completion	110	89	(21)	(19.1)%

The Aerospace group’s revenues increased in 2010 compared with 2009 due primarily to steady growth in aircraft services activity throughout the year. Aircraft manufacturing and outfitting revenues remained consistent with 2009 levels, with an increase in manufacturing volume offset by reduced outfitting work. Aircraft manufacturing revenues increased 9 percent in 2010, the result of additional deliveries and a more favorable mix of green Gulfstream aircraft. The decline in aircraft outfitting revenues was associated primarily with the group’s completions work for other original equipment manufacturers (OEMs), reflecting decreased OEM production across the broader business-jet market.

Aircraft services revenues, which include both Gulfstream and Jet Aviation’s maintenance and repair work, fixed-base operations and aircraft management services, increased 15 percent in 2010, reflecting the growing installed base of business-jet aircraft and increased utilization as the business-jet market recovers following the economic downturn. Revenues from sales of pre-owned aircraft were down slightly from 2009.

The group’s operating earnings improved significantly in 2010 compared with 2009, with improvements in all areas of the group’s portfolio. The components of the earnings growth were as follows:

Aircraft manufacturing and outfitting	$68
Pre-owned aircraft	40
Aircraft services	29
SG&A/other	16
Total increase in operating earnings	$153

The group’s aircraft manufacturing and outfitting earnings were up in 2010 compared with 2009 due to the increase in aircraft manufacturing volume, as well as improved pricing on large-cabin aircraft and mix shift within large-cabin models. This increase was offset in part by reduced liquidated damages associated with fewer customer defaults. Margins for these activities were up 190 basis points compared with 2009.

Pre-owned aircraft earnings improved significantly from 2009, when the group wrote down the carrying value of its pre-owned aircraft inventory. Pricing in the pre-owned market has improved since mid-2009, particularly for large-cabin aircraft, although inventories across the industry remain higher than historic norms. In 2010, the Aerospace group realized modest profits on its pre-owned sales, took no pre-owned aircraft write-downs and ended the year with no pre-owned aircraft in inventory.

Consistent with the increased volume, aircraft services earnings continued to improve from 2009. Margins associated with aircraft services were up 70 basis points in 2010 due to improved marketplace pricing.

The group’s operating earnings in 2010 were also favorably impacted by the timing of R&D expenditures and the absence of severance costs associated with workforce reductions in 2009.

As a result of the factors discussed above, the group’s overall operating margins increased 250 basis points in 2010 compared with 2009.

Review of 2009 vs. 2008

Year Ended December 31	2008	2009	Variance
Revenues	$5,512	$5,171	$ (341)	(6.2)%
Operating earnings	1,021	707	(314)	(30.8)%
Operating margin	18.5%	13.7%
Gulfstream aircraft deliveries (in units):
Green	156	94	(62)	(39.7)%
Completion	152	110	(42)	(27.6)%

The Aerospace group’s revenues decreased in 2009, the result of a decline in sales of Gulfstream aircraft that was offset in part by the addition of Jet Aviation, which we acquired in the fourth quarter of 2008. We reduced Gulfstream’s 2009 aircraft production, primarily in the group’s mid-cabin

General Dynamics Annual Report • 2010                        23

models, in response to the market downturn in late 2008. As a result, aircraft-manufacturing revenues decreased significantly in 2009 compared with 2008. Gulfstream aircraft-services revenues were down in 2009 due to reduced flying hours and customer deferral of aircraft maintenance.

The group’s operating earnings declined in 2009 compared with 2008 due primarily to the factors noted above. The earnings decline associated with decreased Gulfstream aircraft deliveries was mitigated by cost-reduction initiatives, liquidated damages collected on defaulted aircraft contracts, and the fact that the majority of the reduction in deliveries was in our lower-margin mid-cabin aircraft. As a result, aircraft manufacturing margins increased in 2009 over 2008 despite the decline in volume during the year. Aircraft services earnings were steady, as the addition of Jet Aviation offset a decrease at Gulfstream. However, competitive marketplace pressures reduced margins. Operating earnings in 2009 were also negatively impacted by losses on pre-owned aircraft inventories and severance costs associated with workforce reductions. Overall, the group’s operating margins decreased 480 basis points in 2009 compared with 2008.

Backlog and Estimated Potential Contract Value

The Aerospace group finished 2010 with a total backlog of $17.8 billion, of which $17.4 billion was funded. The group booked the highest number of orders for new aircraft in 2010 since the introduction of the G650 in 2008. Customer demand improved throughout the year, with net orders, adjusted for customer defaults, improving sequentially in each quarter of 2010. However, aircraft deliveries exceeded net orders in 2010, resulting in the backlog decline. We expect net order activity to remain strong in 2011. The group’s large-cabin backlog remains well positioned, with an 18- to 24-month period between customer order and aircraft delivery. While improving, conditions in the mid-cabin market remain difficult, though these aircraft represent a small share of the group’s portfolio. Order activity has been further strengthened by the group’s newest aircraft models, the G650 and the G250. Both of these aircraft continue to perform well in flight testing and remain on track for 2011 aircraft certification. The G250 and the G650 are scheduled to enter service in 2011 and 2012, respectively.

Over the past few years, the group’s customer base has become increasingly diverse, both in customer type and geographic region. Approximately two-thirds of the group’s year-end backlog is composed of private companies and individual buyers, though we are seeing renewed interest from large public companies. While the installed base of aircraft is predominately in North America, international customers comprise nearly 60 percent of the group’s backlog, with growing order interest in emerging markets, particularly from the Asia-Pacific region.

Total backlog does not include options to purchase new aircraft or long-term agreements with fleet customers. These arrangements totaled $1.4 billion at the end of 2010 and are included in estimated potential contract value.

2011 Outlook

We expect an increase of approximately 15 to 16 percent in the group’s revenues in 2011 compared with 2010, the result of increased large-cabin aircraft deliveries, including initial green deliveries of the G650, and continued growth in aircraft services activity. We expect the Aerospace group’s margins to be in the mid- to high-15 percent range, down modestly from 2010, due to reduced liquidated damages associated with fewer customer defaults and increasing service activity.

COMBAT SYSTEMS

Review of 2010 vs. 2009

Year Ended December 31	2009	2010	Variance
Revenues	$9,645	$8,878	$(767)	(8.0)%
Operating earnings	1,262	1,275	13	1.0%
Operating margin	13.1%	14.4%

The Combat Systems group’s revenues were down in 2010 compared with 2009 due to reduced volume in the group’s U.S. and European military vehicle businesses. The decrease in the group’s revenues consisted of the following:

U.S. military vehicles	$(600)
Weapons systems and munitions	6
European military vehicles	(173)
Total decrease in revenues	$(767)

In the group’s U.S. military vehicle business, lower Mine-Resistant, Ambush-Protected (MRAP) vehicle production and reduced engineering work represented the majority of the decline in revenues from 2009. The group’s deliveries of MRAP vehicles have fluctuated over the past two years in response to the customer’s urgent deployment needs. The reduction in activity on engineering programs related primarily to the 2009 cancellation of the manned ground vehicle portion of the Future Combat Systems (FCS)

24                        General Dynamics Annual Report • 2010

program and decreased volume on the Marine Corps’ Expeditionary Fighting Vehicle (EFV). These declines were offset in part by increased volume on the group’s foreign military sales (FMS) contracts to provide light armored vehicles (LAVs) and tanks to international customers.

Revenues were steady in the group’s weapons systems and munitions businesses. Increased sales of axles, largely in the military market, and higher demand for the group’s propellant products and munitions in Canada, were offset in part by lower armor kit production and the completion of deliveries of detection systems that protect U.S. combat forces from improvised explosive devices (IEDs).

Revenues in the group’s European military vehicle business decreased in 2010 as a result of the ramp-down of the Leopard tank program for the Spanish government and lower activity on the group’s Pandur and Piranha vehicle contracts for various international customers. Increased activity on other vehicle contracts, including the EAGLE vehicle for Germany, helped offset these decreases.

Despite the decline in revenues, the Combat Systems group’s operating earnings increased slightly in 2010. Productivity improvements across the group, particularly in the U.S. military vehicle business, and a favorable contract mix that included reduced engineering and development work resulted in significant margin improvement in 2010. The group’s operating margins increased 130 basis points in 2010 compared with 2009.

Review of 2009 vs. 2008

Year Ended December 31	2008	2009	Variance
Revenues	$8,194	$9,645	$1,451	17.7%
Operating earnings	1,111	1,262	151	13.6%
Operating margin	13.6%	13.1%

In 2009, the Combat Systems group’s revenues increased significantly compared with 2008 due to strong contributions from each of the group’s businesses. In the group’s U.S. military vehicle business, increased Stryker wheeled combat vehicle and Abrams main battle tank volume was the primary contributor of the revenue growth. Revenues were up in the group’s weapons systems and munitions businesses due to the acquisition of AxleTech International in December 2008, increased production of armor kits and an increase in deliveries of Hydra-70 rockets. The group’s European military vehicle business generated strong revenue growth in 2009 as a result of higher activity on several wheeled vehicle production programs.

The Combat Systems group’s operating earnings grew in 2009, though at a lower rate than revenues, resulting in a 50 basis-point decrease in operating margins compared with 2008. The operating margins in 2008 were influenced by a favorable program mix in the U.S. military vehicle business.

Backlog and Estimated Potential Contract Value

The Combat Systems group’s total backlog was $11.8 billion at the end of 2010, down from $13.4 billion at year-end 2009. Funded backlog decreased 5 percent in 2010 to $10.9 billion at year end. The group’s backlog consists primarily of long-term production contracts that have scheduled deliveries through 2016.

The Army’s Stryker wheeled combat vehicle program comprised $1.8 billion of the group’s backlog at year end, including the production of vehicles scheduled for delivery through 2012. The group received over $1.7 billion of Stryker orders in 2010, including awards for contractor logistics support, vehicle production and engineering services. Stryker orders in 2010 also included awards for Stryker double-V-hulled vehicles, designed and developed in quick response to the customer’s urgent deployment requirements.

The group’s backlog at the end of 2010 included $1.7 billion for M1 Abrams main battle tank modernization and upgrade programs. These programs include the M1A2 System Enhancement Package (SEP) under which we retrofit Abrams tanks with improved electronics, command-and-control capabilities and armor enhancements that are designed to improve the tanks’ effectiveness. The group continued work in 2010 on a multi-year contract awarded in 2008 to upgrade the remaining M1A1 Abrams tanks to the SEP configuration. Approximately half of the group’s Abrams backlog at year end was for the SEP program. In 2010, the group received awards from the Army totaling $380 for all Abrams-related programs.

The group’s backlog at year end also included approximately $400 under the MRAP program, largely for upgrade kits for previously delivered RG-31 vehicles, and $305 for the EFV program.

The Combat Systems group has several significant international military vehicle production contracts in backlog. The backlog at the end of the year included:

•	$1.9 billion for LAVs under several FMS contracts,
•	$520 for the production of Pizarro Advanced Infantry Fighting Vehicles scheduled for delivery to the Spanish army through 2016,
•	$460 for Pandur vehicles for several international customers,

General Dynamics Annual Report • 2010                        25

•	$215 from the Swiss government to provide Duro wheeled armored personnel vehicles,
•

$200 for the design, integration and production of seven prototypes under the U.K.’s Specialist Vehicle program, in addition to the integration work being performed by the Information Systems and Technology group and

•	$180 for a contract with the German government to provide EAGLE IV wheeled military vehicles.

The Combat Systems group’s backlog at year end also included approximately $2.6 billion in weapons systems and munitions programs. In 2010, the group received awards totaling approximately $275 for the production of Hydra-70 rockets. The group also received awards worth approximately $180 from the Canadian government to supply various calibers of ammunition, $150 from the Army for armor for Stryker and Bradley vehicles and $75 from the Army for production of M2A1 machine guns.

Combat Systems backlog does not include approximately $4.6 billion of estimated potential contract value associated with the group’s anticipated share of IDIQ contracts and unexercised options. The group’s estimated potential contract value doubled since year-end 2009 due to contracts awarded in 2010, including the Specialist Vehicle and Hydra-70 rocket programs.

2011 Outlook

We expect Combat Systems revenues to remain in the $9 billion range in 2011 with growth in international vehicle contracts, steady volume on U.S. weapons and munitions programs, and a reduction in volume on some of the group’s U.S. vehicle programs. We expect the group’s operating margins to be approximately 14 percent, down modestly from 2010 due to a shift in program mix.

MARINE SYSTEMS

Review of 2010 vs. 2009

Year Ended December 31	2009	2010	Variance
Revenues	$6,363	$6,677	$314	4.9%
Operating earnings	642	674	32	5.0%
Operating margin	10.1%	10.1%

The Marine Systems group’s revenues increased in 2010 compared with 2009 as growth in several U.S. Navy programs offset a decline in commercial ship construction. The increase in revenues consisted of the following:

Multi-year Navy ship construction	$170
Other Navy ship design, construction, engineering and repair	279
Commercial ship construction	(135)
Total increase in revenues	$314

The group’s multi-year ship-construction programs for the U.S. Navy include Virginia-class submarines, DDG-51 and DDG-1000 destroyers, and T-AKE combat-logistics ships. The principal driver of revenue growth in 2010 was increased activity on the Virginia-class program as the group continued to ramp toward construction of two submarines per year in 2011. The group delivered the seventh boat under the program in 2010 while construction continued on the next five boats. Deliveries of the remaining 11 boats under contract are scheduled through 2018.

In our surface combatant business, volume decreased on the DDG-51 Arleigh Burke program as the current multi-ship contract nears completion. Offsetting this decline was an increase in activity on the group’s design and construction contract for the first DDG-1000 Zumwalt-class destroyer. The remaining two DDG-51 destroyers under contract are scheduled for delivery in 2011 and 2012, and the first DDG-1000 delivery is scheduled in 2014.

Activity on the group’s T-AKE program was down in 2010 as construction continued on the remaining four ships. The group delivered the ninth and 10th ships in 2010, and deliveries of the last four ships are scheduled through 2012. In 2010, the group also began advanced design efforts for the Mobile Landing Platform (MLP) program.

In addition to these ship-construction programs, revenues were up significantly in 2010 on the group’s engineering programs, particularly work associated with the next-generation ballistic-missile submarine (SSBN). The group is performing initial concept studies, including design of a Common Missile Compartment for both the U.S. Navy and the Royal Navy of the United Kingdom. The group’s ship repair work has remained steady in 2010 following significant growth in 2009.

In 2010, the group completed construction on the final two ships of a five-ship commercial product-carrier contract. Given the success of this program, the age of the fleet of Jones Act ships and environmental regulations that require double-hull tankers and impose emission control limits, we anticipate additional commercial shipbuilding opportunities as the economy recovers.

The Marine Systems group’s operating earnings increased in 2010 consistent with the increase in revenues. Operating margins remained steady compared with 2009, though the group is undergoing a shift in contract mix. Activity on the group’s destroyer programs is moving from the fixed-price DDG-51 program to the cost-reimbursable DDG-1000 contract, and the Virginia-class program is transitioning from the mature Block II contract to the Block III contract. Favorable performance on the T-AKE and commercial product carrier programs in 2010 helped offset this mix shift.

26                        General Dynamics Annual Report • 2010

Review of 2009 vs. 2008

Year Ended December 31	2008	2009	Variance
Revenues	$5,556	$6,363	$807	14.5%
Operating earnings	521	642	121	23.2%
Operating margin	9.4%	10.1%

Revenues were up significantly in 2009 across the Marine Systems group. Increased activity on the Virginia-class program in preparation of starting construction of two submarines per year contributed almost two-thirds of the group’s increase in 2009 revenues. Volume also increased on the DDG-1000 and the group’s engineering and repair programs for the Navy. Lower activity on the DDG-51 and T-AKE programs slightly offset the other volume increases in the group in 2009.

The Marine Systems group’s operating earnings increased significantly in 2009. As a result of operational efficiencies realized at each of its businesses, the group increased program earnings rates in 2009 on the Virginia-class, DDG-51, DDG-1000 and commercial product carrier programs. These improvements increased the group’s overall margins by 70 basis points in 2009, a significant improvement following a 100-basis point margin increase in 2008.

Backlog and Estimated Potential Contract Value

The Marine Systems group’s backlog consists of long-term submarine and ship construction programs, as well as numerous repair and engineering contracts. The group generally receives large contract awards that provide backlog for several years. For example, in 2008, the group received a $14 billion contract for the construction of eight Virginia-class submarines to be delivered through 2018, increasing backlog to an all-time high of $26.4 billion at the end of 2008. Consistent with this historical pattern, as the group has performed on these multi-year contracts, the backlog has decreased to $20.1 billion at year-end 2010. The group’s funded backlog was $7.1 billion at the end of both 2009 and 2010.

The Virginia-class submarine program was the group’s largest program in 2010 and is the largest contract in the group’s backlog. The group’s backlog at year end included $13.7 billion for 11 Virginia-class submarines. As the prime contractor on the Virginia-class program, we report the entire backlog and revenues associated with the program but share the construction activity and the earnings with our teaming partner.

Navy destroyer programs represent another significant component of the group’s backlog. These include the Arleigh Burke-class DDG-51 and Zumwalt-class DDG-1000 destroyer programs. The group’s backlog at the end of 2010 included $855 for the ongoing design effort and construction of the first DDG-1000. In 2010, the group received approximately $420 in orders under the DDG-1000 program, including continued engineering and support services, long-lead construction for the second ship and long-lead material for the third ship. The group expects to be awarded construction contracts for the second and third DDG-1000 ships in 2011. At year end, the backlog also included approximately $220 for the remaining two DDG-51 destroyers under contract. The Navy plans to continue the DDG-51 program, and the group expects to receive an award for an additional DDG-51 in 2011 following funding for long-lead material for this ship in 2010.

The Marine Systems group’s backlog at year end included approximately $965 for the four remaining ships under the Navy’s T-AKE combat-logistics ship program. In 2010, we received construction contracts for the last two ships of the program. The year-end backlog also included approximately $340 for the group’s second ship under the Navy’s Littoral Combat Ship (LCS) program, scheduled for delivery in 2012, and $95 for the MLP program. The Navy plans to build three MLP auxiliary support ships, and the contract for construction of the first ship is scheduled to be awarded in 2011.

In addition, the Marine Systems group’s backlog at year end included approximately $3.9 billion for engineering, repair, overhaul and other services, including engineering and design efforts for the next-generation SSBN.

2011 Outlook

We expect the Marine Systems group’s revenues in 2011 to remain near 2010 levels as increased Virginia-class production and submarine engineering activity is offset by lower DDG-51, T-AKE and commercial volume. We expect the group’s operating margins to decline to the low-9 percent range due to the continued mix shift in ship-construction programs.

General Dynamics Annual Report • 2010                        27

INFORMATION SYSTEMS AND TECHNOLOGY

Review of 2010 vs. 2009

Year Ended December 31	2009	2010	Variance
Revenues	$10,802	$11,612	$810	7.5%
Operating earnings	1,151	1,219	68	5.9%
Operating margin	10.7%	10.5%

The Information Systems and Technology group generated strong top-line growth in 2010, with over 5 percent organic growth. The increase in revenues over 2009 was driven by the group’s tactical communication systems and information technology services businesses:

Tactical communication systems	$421
Information technology (IT) services	342
Intelligence, surveillance and reconnaissance (ISR) systems	47
Total increase in revenues	$810

Revenues in the tactical communication systems business increased significantly in 2010 due to higher volume in battlefield communication programs, in particular the Warfighter Information Network–Tactical (WIN-T) mobile communication network, and ruggedized computing products. Revenues in the group’s United Kingdom-based operations also increased in 2010 as work began on the demonstration phase of the U.K. Ministry of Defence Specialist Vehicle program.

In the IT services business, volume increased on the group’s IT support and modernization programs for the intelligence community and the Network-Centric Solutions (NETCENTS) program, which provides network support for federal agencies. Revenues also increased in this business as a result of the Base Realignment and Closure (BRAC) facility changes, including work on the New Campus East (NCE) contract for the National Geospatial-Intelligence Agency, and the Walter Reed National Military Medical Center relocation and Fort Belvoir Community Hospital outfitting for the Army.

Revenues were up in 2010 compared with 2009 in the group’s ISR business as a result of the acquisition of Axsys Technologies, Inc., in the third quarter of 2009. The group also experienced growth in cyber-related programs across its businesses in 2010, including systems that prevent network attacks, increase situational awareness and reduce network vulnerability.

The Information Systems and Technology group’s operating earnings increased in 2010, although at a slightly lower rate than revenues, resulting in a modest decrease in margins compared with 2009. The reduction in margins resulted from a shift in the group’s contract mix to include a growing proportion of IT services work.

Review of 2009 vs. 2008

Year Ended December 31	2008	2009	Variance
Revenues	$10,038	$10,802	$764	7.6%
Operating earnings	1,075	1,151	76	7.1%
Operating margin	10.7%	10.7%

The Information Systems and Technology group generated revenue growth in each of the group’s market segments in 2009. Organic growth of more than 4 percent was augmented by acquisitions in the group’s IT services and ISR businesses. Revenues increased on the WIN-T program and ground-based satellite communications programs in the group’s tactical communication business. In the IT services business, higher volume on several IT infrastructure and support contracts, including NCE and NETCENTS, accounted for the increase in revenues. Growing levels of cyber security-related work and higher activity on several classified programs contributed to the growth in the group’s ISR business.

Operating earnings increased in line with revenues in 2009, resulting in operating margins of 10.7 percent, consistent with 2008. Higher margins in the tactical communications and ISR businesses due to improved performance and a favorable shift in contract mix were offset by decreased margins in the IT services business.

Backlog and Estimated Potential Contract Value

The Information Systems and Technology group received the highest level of orders in the group’s history in 2010, generating a book-to-bill ratio of nearly one-to-one. As a result, the group ended the year with a backlog of $9.8 billion after reporting record-level revenues in 2010. The group’s backlog does not include approximately $15.2 billion of estimated potential contract value associated with its anticipated share of IDIQ contracts and unexercised options. In 2010, funding under IDIQ contracts and options contributed over $4.3 billion to the group’s backlog, or nearly 40 percent of the group’s orders. The estimated potential contract value in the Information Systems and Technology group increased nearly 20

28                        General Dynamics Annual Report • 2010

percent from year-end 2009, due most notably to unexercised options associated with the U.K. Specialist Vehicle and combat and seaframe control systems for the Independence Class of ships under the LCS program. When combined with backlog, the group’s total estimated potential contract value increased by 8 percent over 2009 to $25 billion.

Unlike our other defense businesses, the Information Systems and Technology group’s backlog consists of thousands of contracts that largely have to be reconstituted each year with new program and task order awards. While the group has relatively few large-scale, long-term programs, there are several significant contracts that provide a solid foundation for the business.

Programs for the U.K. Ministry of Defence comprised approximately $835 of the group’s backlog at the end of 2010, most notably the BOWMAN and the Specialist Vehicle programs. The group has successfully fielded the BOWMAN communications system, the secure digital voice and data communications system for the U.K. armed forces, and is now performing maintenance and long-term support and enhancement activities for the program. In 2010, the Ministry of Defence awarded the group a contract for the demonstration phase of its Specialist Vehicle program. In this phase, the group will manage the design, integration and production of seven prototype vehicles. Work and the backlog under the contract are shared with the Combat Systems group, including a significant portion of the future vehicle production effort.

The group’s backlog at year-end 2010 included approximately $645 for the Army’s WIN-T program. Information Systems and Technology is the prime contractor on this battlefield communications network designed to provide warfighters with fast, secure, mobile command-and-control capabilities. In 2010, the group received approximately $405 of awards for WIN-T, bringing the total program value to $2.7 billion. The backlog does not include $920 of estimated potential contract value for the WIN-T program awarded under an IDIQ format.

Approximately $340 of the group’s backlog at year end was for the Canadian Maritime Helicopter Project (MHP). Under the MHP program, the group is providing integrated mission systems, training and support for 28 state-of-the-art helicopters that are intended to replace Canada’s aging fleet of marine helicopters.

The Information Systems and Technology group’s backlog at year end also included approximately $225 for the Common Hardware/Software III (CHS-3) program to provide commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other U.S. federal agencies. In 2010, the group received over $500 in orders under this program, bringing the total contract value to more than $2.4 billion.

The group’s backlog at the end of 2010 included approximately $960 for a number of facility infrastructure and support programs, including NCE, NETCENTS, and the Walter Reed National Military Medical Center and Mark Center facilities.

In addition to these programs, the group received a number of significant contract awards in 2010, including the following:

•

$240 from the National Aeronautics and Space Administration (NASA) for the Space Network Ground Segment Sustainment (SGSS) project to modernize the ground segment of the satellite communications network used by NASA.

•	$190 for the Warfighter Field Operations Customer Support (FOCUS) program to provide support for the Army’s live, virtual and constructive training operations.
•

$150 from Austal USA for design, integration and testing of combat and seaframe control systems for one LCS. The contract includes options for nine additional ships that are scheduled to be exercised over the next five years and are included in the group’s estimated potential contract value.

•	$110 for the Army’s Joint Tactical Radio System (JTRS) Handheld, Manpack, Small Form Fit (HMS) radio program, bringing the total contract value to over $700.
•	$80 from the National Oceanic and Atmospheric Administration to design, manufacture and install antennas for Geostationary Operational Environmental Satellites-R (GOES-R).
•	$55 from the Department of Homeland Security’s U.S. Computer Emergency Readiness Team (US-CERT) to analyze and reduce cyber threats and vulnerabilities.

Information Systems and Technology was awarded several significant IDIQ contracts during 2010, including the following:

•

One of 46 awards from the Federal Bureau of Investigation (FBI) under the Information Technology Supplies and Support Services (ITSSS) program to provide technical services and engage in developmental projects and programs. The program has a maximum potential value of $30 billion among all awardees over eight years.

•

One of 11 awards under the Defense Intelligence Agency’s (DIA) Solutions for the Information Technology Enterprise (SITE) program. The program has a maximum potential value of $6.6 billion among all awardees over five years.

•

One of five awards under the Missile Defense Agency Engineering and Support Services (MiDAESS) program to provide systems engineering and testing services. The program has a maximum potential value of $1.6 billion among all awardees over five years.

•

One of three awards under the Federal Aviation Administration’s (FAA) System Engineering 2020 Research and Development/Mission Analysis Support program. Our award under this program has a maximum potential value of $1.2 billion over 10 years.

General Dynamics Annual Report • 2010                        29

•

One of 14 awards from the National Geospatial-Intelligence Agency to develop satellite-based intelligence-gathering technology for the Total Application Services for Enterprise Requirements (TASER) program. The program has a maximum potential value of $1 billion among all awardees over five years.

•

One of three awards under the Navy’s Common Afloat Local Area Network Infrastructure (CALI) program to provide ships and submarines with secure hardware, software and networking equipment. The program has a maximum potential value of $500 among all awardees.

•

One of five contracts to support several of the Army’s healthcare construction projects, including modernization of current Army medical facilities and transition to newly constructed facilities. The program has a maximum potential value of over $400 among all awardees over four years.

2011 Outlook

We expect revenues in the Information Systems and Technology group to grow approximately 3 to 5 percent in 2011. We expect each of the group’s businesses to contribute to the growth, particularly in the areas of IT support services for intelligence and federal civilian customers, and tactical communication systems. The group’s operating margins are expected to decline slightly but remain above 10 percent based on the projected contract mix in 2011.

CORPORATE

Corporate results consist primarily of compensation expense for stock options. Corporate operating expenses totaled $75 in 2008, $87 in 2009 and $83 in 2010. (See Note O to the Consolidated Financial Statements for additional information regarding our stock options.) We expect 2011 Corporate operating expenses of approximately $90 to $95.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

In the mid-1990s, General Dynamics embarked on a strategy of disciplined capital deployment, generating strong cash flow to enable a series of acquisitions designed to grow the company beyond our core platform businesses. This has resulted in a larger, more diversified company incorporating new products and technologies that meet the needs of an expanded customer base. We continue to place a strong emphasis on cash generation and capital allocation and deployment. This focus has afforded us the financial flexibility to deploy our cash resources to generate shareholder value while preserving a strong balance sheet to position us for future opportunities.

Year Ended December 31	2008	2009	2010
Net cash provided by operating activities	$3,124	$2,855	$2,986
Net cash used by investing activities	(3,663)	(1,392)	(408)
Net cash used by financing activities	(718)	(806)	(2,226)
Net cash used by discontinued operations	(13)	(15)	(2)
Net increase (decrease) in cash and equivalents	(1,270)	642	350
Cash and equivalents at beginning of year	2,891	1,621	2,263
Cash and equivalents at end of year	1,621	2,263	2,613
Marketable securities	143	360	212
Short- and long-term debt	(4,024)	(3,864)	(3,203)
Net debt (a)	$(2,260)	$(1,241)	$(378)
Debt-to-equity (b)	40.0%	31.1%	24.1%
Debt-to-capital (c)	28.6%	23.7%	19.4%

(a)	Net debt is calculated as total debt less cash and equivalents and marketable securities.
(b)	Debt-to-equity ratio is calculated as total debt divided by total equity.
(c)	Debt-to-capital ratio is calculated as total debt divided by the sum of total debt plus total equity.

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

30                        General Dynamics Annual Report • 2010

OPERATING ACTIVITIES

We generated cash from operating activities of $3.1 billion in 2008, $2.9 billion in 2009 and $3 billion in 2010. In all three years, the operating cash flow was attributed primarily to net earnings. In 2008 and 2009, increasing levels of customer deposits, particularly in the Aerospace group, reduced our operating working capital (OWC) and increased our operating cash flow. In addition, 2009 cash from operating activities reflected the collection of approximately $150 from the Czech Republic after we signed a renegotiated contract to provide Pandur II wheeled vehicles.

Termination of A-12 Program. As discussed further in Note N to the Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion at December 31, 2010. If this were the outcome, we would owe half of the total, or approximately $1.4 billion pretax. Our after-tax cash obligation would be approximately $725. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.

INVESTING ACTIVITIES

We used $3.7 billion in 2008, $1.4 billion in 2009 and $408 in 2010 for investing activities. The primary uses of cash in investing activities were business acquisitions, capital expenditures and purchases of marketable securities. Investing activities also include proceeds received from the sale of assets and marketable securities.

Business Acquisitions. In 2008, we completed five acquisitions for a total of $3.2 billion. In 2009, we completed two acquisitions for $811. In 2010, we completed three acquisitions for $233. We financed these acquisitions using cash on hand and commercial paper. (See Note B to the Consolidated Financial Statements for additional information regarding the acquisitions.)

Capital Expenditures. Capital expenditures were $490 in 2008, $385 in 2009 and $370 in 2010. The decrease in 2009 and 2010 compared with 2008 resulted from the completion of several major facility improvement projects in the Aerospace and Marine Systems groups. During 2010, the Aerospace group announced a new $500, seven-year facilities expansion project at the group’s Savannah campus. We expect capital expenditures of approximately $550 in 2011, less than 2 percent of revenues.

Marketable Securities. As a result of lower market interest rates, we have expanded our investments in available-for-sale and held-to-maturity securities in recent years to generate additional return. Net sales/maturities of these securities were $17 in 2008 compared with net purchases of $235 in 2009 and net sales/maturities of $115 in 2010.

FINANCING ACTIVITIES

We used $718 in 2008, $806 in 2009 and $2.2 billion in 2010 for financing activities. Our financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

Debt Proceeds, Net. In 2008, we issued $904 of commercial paper, primarily to fund acquisitions during the year. During that year we also repaid $500 of fixed-rate notes, $150 of senior notes and $20 of term debt on their scheduled maturity dates. We issued $1 billion of five-year fixed-rate notes in December 2008 and another $750 of two-year fixed-rate notes in June 2009. We used the proceeds from the fixed-rate notes for general corporate purposes, including working capital requirements, capital expenditures and to term out our commercial paper borrowings. In August 2010, we repaid $700 of fixed-rate notes on their scheduled maturity date.

We ended 2010 with no commercial paper outstanding, and our total debt balance was down approximately $660 from 2009, resulting in a debt-to-equity ratio of 24.1 percent, down 7 percentage points from year-end 2009. We have approximately $2 billion in bank credit facilities that have not been drawn upon. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission.

The next material repayment of long-term debt is $750 of fixed-rate notes scheduled to mature in July of 2011. As we approach the maturity date, we will determine whether to repay these notes with cash on hand or refinance the obligation. (See Note J to the Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.)

Dividends. Our board of directors declared an increased quarterly dividend of $0.42 per share on March 3, 2010, the 13th consecutive annual increase. The board had previously increased the quarterly dividend to $0.38 per share in March 2009 and $0.35 per share in March 2008.

Share Repurchases. Our board of directors has historically supported management’s tactical repurchase of our shares, typically in repurchase authorizations of 10 million-share increments. We repurchased 20 million shares on the open market in 2008, 3.6 million shares in 2009 and 18.9 million shares in 2010. As a result, we reduced our shares outstanding by 3.5 percent in the past year and by 8 percent since 2008. On February 2, 2011, the board authorized management to repurchase up to an additional 10 million shares, about 3 percent of our total shares outstanding. We expect to continue to repurchase shares as part of our capital deployment activities in the future.

General Dynamics Annual Report • 2010                        31

NON-GAAP MANAGEMENT METRICS

We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. In 2010, for the 12th consecutive year, net cash provided by operating activities exceeded net earnings. We deployed this cash to complete acquisitions, continue our trend of annual dividend increases and repurchase our outstanding shares. As described below, we use free cash flow and return on invested capital (ROIC) to measure our ability to efficiently convert net earnings into cash and to earn a return on the deployment of that capital.

Free Cash Flow. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the Consolidated Statement of Cash Flows:

Year Ended December 31	2006	2007	2008	2009	2010
Net cash provided by operating activities	$2,156	$2,952	$3,124	$2,855	$2,986
Capital expenditures	(334)	(474)	(490)	(385)	(370)
Free cash flow from operations	$1,822	$2,478	$2,634	$2,470	$2,616
Cash flow as a percentage of earnings from continuing operations:
Net cash provided by operating activities	126%	142%	126%	119%	114%
Free cash flow from operations	107%	119%	106%	103%	100%

Over the past five years, we have generated free cash flow from operations well in excess of our earnings from continuing operations during the period, an average 106 percent conversion rate. We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

Return on Invested Capital. We believe ROIC is a useful measure for investors, because it reflects our ability to generate returns from the capital we have deployed in our operations. We use ROIC to evaluate investment decisions and as a performance measure in evaluating management. We define ROIC as net operating profit after taxes divided by the sum of the average debt and shareholders’ equity for the year. Net operating profit after taxes is defined as earnings from continuing operations plus after-tax interest and amortization expense. As a result of our continued focus on cash generation and disciplined capital deployment, ROIC has grown 190 basis points since 2006. ROIC for 2006 through 2010 is calculated as follows:

Year Ended December 31	2006	2007	2008	2009	2010
Earnings from continuing operations	$1,710	$2,080	$2,478	$2,407	$2,628
After-tax interest expense	106	89	91	117	116
After-tax amortization expense	90	99	100	149	155
Net operating profit after taxes	1,906	2,268	2,669	2,673	2,899
Average debt and equity	$12,220	$13,430	$14,390	$15,003	$16,587
Return on invested capital	15.6%	16.9%	18.5%	17.8%	17.5%

32                        General Dynamics Annual Report • 2010

ADDITIONAL FINANCIAL INFORMATION

OFF-BALANCE SHEET ARRANGEMENTS

On December 31, 2010, other than operating leases, we had no material off-balance sheet arrangements, including guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in shareholders’ equity on the Consolidated Balance Sheet; or variable interests in entities that provide us with financing, liquidity, market-risk or credit-risk support or engage with us in leasing, hedging or research and development services.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables present information about our contractual obligations and commercial commitments on December 31, 2010:

		Payments Due by Period

Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (a)	$ 3,620	$ 905	$ 1,240	$ 1,466	$ 9
Capital lease obligations	2	1	1	–	–
Operating leases	914	187	259	151	317
Purchase obligations (b)	22,460	11,218	6,468	2,762	2,012
Other long-term liabilities (c)	14,516	2,247	2,172	1,759	8,338
	$ 41,512	$ 14,558	$ 10,140	$ 6,138	$ 10,676

(a)	Includes scheduled interest payments. See Note J to the Consolidated Financial Statements for discussion of long-term debt.
(b)

Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $17.2 billion of purchase orders for products and services to be delivered under firm government contracts under which we have full recourse under normal contract termination clauses.

(c)

Represents other long-term liabilities on our Consolidated Balance Sheet, including the current portion of these liabilities. The projected timing of cash flows associated with these obligations is based on management's estimates, which are based largely on historical experience. This amount also includes all liabilities under our defined-benefit retirement plans, as discussed in Note P. See Note P for information regarding the plan assets available to satisfy these liabilities. Retirement plan assets and liabilities are presented net on the Consolidated Balance Sheet on a plan-by-plan basis.

Amount of Commitment Expiration by Period

Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Letters of credit*	$ 1,610	$ 510	$ 663	$ 216	$ 221

*	See Note N to the Consolidated Financial Statements for discussion of letters of credit and aircraft trade-in options.

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

We believe the following policies are critical and require the use of significant business judgment in their application:

Revenue Recognition. We account for revenues and earnings in our defense and aerospace businesses using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize contract revenue as the work progresses, either as the products are produced and delivered or as services are rendered, as applicable. We estimate profit as the difference between total estimated revenue and total estimated cost of a contract and recognize that profit

General Dynamics Annual Report • 2010                        33

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

We include revisions of estimated profits on contracts in earnings under the reallocation method rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining contract term, while under the cumulative catch-up method such impact would be recognized immediately. If a revised estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the period it is identified. Anticipated losses cover all costs allocable to the contracts, including general and administrative expenses on government contracts.

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

The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion, and in some cases includes estimates of recoveries asserted against the customer for changes in specifications or other disputes. Contract estimates involve various assumptions and projections relative to the outcome of future events over a period of several years, including future labor productivity and availability, the nature and complexity of the work to be performed, the cost and availability of materials, the impact of delayed performance, the availability and timing of funding from the customer, and the timing of product deliveries. These estimates are based on our best judgment. A significant change in one or more of these estimates could affect the profitability of one or more of our contracts. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion and reflect changes in estimates in the current and future periods under the reallocation method.

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

Goodwill. Since 1995, we have acquired 57 businesses at a total cost of approximately $21 billion, including three in 2010. In connection with these acquisitions, we have recognized $12.6 billion of goodwill. Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not.

The test for goodwill impairment is a two-step process that requires a significant level of estimation by management, particularly the estimate of the fair value of our reporting units. These estimates require the use of judgment. We estimate the fair value of our reporting units based on the discounted projected cash flows of the underlying operations. This requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business and the appropriate interest rate used to discount the projected cash flows. This discounted cash flow analysis is corroborated by “top-down” analyses, including a market assessment of our enterprise value. Beyond the annual impairment test, we review for factors on a quarterly basis that may lead us to perform a goodwill impairment test, such as a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. We have recorded no goodwill impairment to date and do not anticipate any reasonably possible circumstances that would lead to an impairment in the foreseeable future. The fair value of each of our reporting units on December 31, 2010, substantially exceeded its carrying value.

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

34                        General Dynamics Annual Report • 2010

Deferred Contract Costs. Certain costs incurred in the performance of our government contracts are recorded under GAAP but are not currently allocable to contracts. Such costs include a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally after they are paid. We have elected to defer (or inventory) these costs in contracts in process until they can be allocated to contracts and recovered from the government. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or one of two suppliers on long-term defense programs. We regularly assess the probability of recovery of these costs under our current and probable follow-on contracts. This assessment requires that we make assumptions about future contract costs, the extent of cost recovery under our contracts and the amount of future contract activity. These estimates are based on our best judgment. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

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

As discussed under Deferred Contract Costs, our contractual arrangements with the U.S. government provide for the recovery of benefit costs for our government retirement plans. We have elected to defer recognition of the benefit costs that cannot currently be allocated to contracts to provide a better matching of revenues and expenses. Accordingly, the impact on the retirement benefit cost for these plans that results from annual changes in assumptions does not impact our future earnings either positively or negatively.

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

Foreign Currency Risk

We had $1.8 billion in notional forward foreign exchange contracts outstanding on December 31, 2009, and $4.2 billion on December 31, 2010. The increase in the amount of outstanding foreign currency forward contracts is due to significant international contract awards in 2010. A 10 percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have resulted in the following incremental pretax gains and losses:

Gain (loss)	2009	2010
Recognized	$4	$4
Unrecognized	(79)	(289)

This exchange-rate sensitivity relates primarily to changes in the U.S. dollar/Canadian dollar, euro/Canadian dollar and euro/pound Sterling exchange rates. We believe these hypothetical recognized and unrecognized gains and losses would be offset by corresponding losses and gains in the remeasurement of the underlying transactions being hedged. We believe these forward contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Risk

Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. On December 31, 2010, we had $3.1 billion par value of fixed-rate debt. We had no commercial paper outstanding on December 31, 2010. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10 percent unfavorable interest rate movement would not have a material impact on the fair value of our debt obligations.

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of one year. On December 31, 2010, we held $2.8 billion in cash and equivalents and marketable securities. Our marketable securities have an average duration of two months and an average credit rating of AA. Given that our investments had an aggregate weighted average maturity of less than one month on December 31, 2010, a 10 percent unfavorable interest rate movement would have no immediate material impact on the value of the holdings. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

General Dynamics Annual Report • 2010                        35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2008	2009	2010
Revenues:
Products	$20,185	$21,977	$21,619
Services	9,115	10,004	10,847
	29,300	31,981	32,466
Operating costs and expenses:
Products	16,230	17,808	17,253
Services	7,698	8,544	9,304
General and administrative	1,719	1,954	1,964
	25,647	28,306	28,521
Operating earnings	3,653	3,675	3,945
Interest, net	(66)	(160)	(157)
Other, net	17	(2)	2
Earnings from continuing operations before income taxes	3,604	3,513	3,790
Provision for income taxes, net	1,126	1,106	1,162
Earnings from continuing operations	2,478	2,407	2,628
Discontinued operations, net of tax	(19)	(13)	(4)
Net earnings	$2,459	$2,394	$2,624
Earnings per share
Basic:
Continuing operations	$6.26	$6.24	$6.89
Discontinued operations	(0.05)	(0.03)	(0.01)
Net earnings	$6.21	$6.21	$6.88
Diluted:
Continuing operations	$6.22	$6.20	$6.82
Discontinued operations	(0.05)	(0.03)	(0.01)
Net earnings	$6.17	$6.17	$6.81

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

36                        General Dynamics Annual Report • 2010

CONSOLIDATED BALANCE SHEET

	December 31
(Dollars in millions)	2009	2010
ASSETS
Current assets:
Cash and equivalents	$2,263	$2,613
Accounts receivable	3,678	3,848
Contracts in process	4,449	4,873
Inventories	2,126	2,158
Other current assets	733	694
Total current assets	13,249	14,186
Noncurrent assets:
Property, plant and equipment, net	2,912	2,971
Intangible assets, net	2,098	1,992
Goodwill	12,269	12,649
Other assets	549	747
Total noncurrent assets	17,828	18,359
Total assets	$31,077	$32,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$705	$773
Accounts payable	2,365	2,736
Customer advances and deposits	4,313	4,465
Other current liabilities	2,988	3,203
Total current liabilities	10,371	11,177
Noncurrent liabilities:
Long-term debt	3,159	2,430
Other liabilities	5,124	5,622
Commitments and contingencies (see Note N)
Total noncurrent liabilities	8,283	8,052
Shareholders’ equity:
Common stock	482	482
Surplus	1,518	1,729
Retained earnings	15,093	17,076
Treasury stock	(3,463)	(4,535)
Accumulated other comprehensive loss	(1,207)	(1,436)
Total shareholders’ equity	12,423	13,316
Total liabilities and shareholders’ equity	$31,077	$32,545

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics Annual Report • 2010                        37

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2008	2009	2010
Cash flows from operating activities:
Net earnings	$2,459	$2,394	$2,624
Adjustments to reconcile net earnings to net cash provided by operating activities-
Depreciation of property, plant and equipment	301	344	345
Amortization of intangible assets	146	218	224
Stock-based compensation expense	105	117	118
Excess tax benefit from stock-based compensation	(31)	(5)	(18)
Deferred income tax provision	196	227	56
Discontinued operations, net of tax	19	13	4
(Increase) decrease in assets, net of effects of business acquisitions-
Accounts receivable	(386)	(151)	(152)
Contracts in process	73	(112)	(334)
Inventories	(183)	(72)	(23)
Increase (decrease) in liabilities, net of effects of business acquisitions-
Accounts payable	(38)	(92)	366
Customer advances and deposits	849	145	30
Other current liabilities	(203)	(306)	(285)
Other, net	(183)	135	31
Net cash provided by operating activities	3,124	2,855	2,986
Cash flows from investing activities:
Maturities of held-to-maturity securities	–	–	605
Purchases of held-to-maturity securities	–	(337)	(468)
Capital expenditures	(490)	(385)	(370)
Business acquisitions, net of cash acquired	(3,224)	(811)	(233)
Purchases of available-for-sale securities	(1,406)	(152)	(226)
Maturities of available-for-sale securities	1,292	179	126
Other, net	165	114	158
Net cash used by investing activities	(3,663)	(1,392)	(408)
Cash flows from financing activities:
Purchases of common stock	(1,522)	(209)	(1,185)
Repayment of fixed-rate notes	(500)	–	(700)
Dividends paid	(533)	(577)	(631)
Proceeds from option exercises	144	142	277
Net proceeds from (repayment of) commercial paper	904	(904)	–
Proceeds from fixed-rate notes	995	747	–
Other, net	(206)	(5)	13
Net cash used by financing activities	(718)	(806)	(2,226)
Net cash used by discontinued operations	(13)	(15)	(2)
Net (decrease) increase in cash and equivalents	(1,270)	642	350
Cash and equivalents at beginning of year	2,891	1,621	2,263
Cash and equivalents at end of year	$1,621	$2,263	$2,613

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

38                        General Dynamics Annual Report • 2010

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
(Dollars in millions)	Par	Surplus	Earnings	Stock	Income (Loss)	Equity	Income
Balance, December 31, 2007	$ 482	$ 1,141	$ 11,379	$ (1,881)	$ 647	$ 11,768
Net earnings	–	–	2,459	–	–	2,459	$ 2,459
Cash dividends declared	–	–	(551)	–	–	(551)	–
Stock-based awards	–	205	–	62	–	267	–
Shares purchased	–	–	–	(1,530)	–	(1,530)	–
Net loss on cash flow hedges	–	–	–	–	(24)	(24)	(24)
Unrealized losses on securities	–	–	–	–	(5)	(5)	(5)
Foreign currency translation adjustments	–	–	–	–	(153)	(153)	(153)
Change in retirement plans’ funded status	–	–	–	–	(2,178)	(2,178)	(2,178)
Balance, December 31, 2008	482	1,346	13,287	(3,349)	(1,713)	10,053	$ 99
Net earnings	–	–	2,394	–	–	2,394	$ 2,394
Cash dividends declared	–	–	(588)	–	–	(588)	–
Stock-based awards	–	172	–	86	–	258	–
Shares purchased	–	–	–	(200)	–	(200)	–
Net gain on cash flow hedges	–	–	–	–	45	45	45
Unrealized gains on securities	–	–	–	–	3	3	3
Foreign currency translation adjustments	–	–	–	–	290	290	290
Change in retirement plans’ funded status	–	–	–	–	168	168	168
Balance, December 31, 2009	482	1,518	15,093	(3,463)	(1,207)	12,423	$ 2,900
Net earnings	–	–	2,624	–	–	2,624	$ 2,624
Cash dividends declared	–	–	(641)	–	–	(641)	–
Stock-based awards	–	211	–	191	–	402	–
Shares purchased	–	–	–	(1,263)	–	(1,263)	–
Net gain on cash flow hedges	–	–	–	–	66	66	66
Unrealized gains on securities	–	–	–	–	1	1	1
Foreign currency translation adjustments	–	–	–	–	279	279	279
Change in retirement plans’ funded status	–	–	–	–	(575)	(575)	(575)
Balance, December 31, 2010	$ 482	$ 1,729	$ 17,076	$ (4,535)	$ (1,436)	$ 13,316	$ 2,395

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics Annual Report • 2010                        39

(Dollars in millions, except per-share amounts or unless otherwise noted)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. Our businesses are organized into four groups: Aerospace, which produces Gulfstream aircraft, performs aircraft outfitting and refurbishments for other manufacturers, and provides aircraft services; Combat Systems, which designs and manufactures combat vehicles, weapons systems and munitions; Marine Systems, which designs and constructs surface ships and submarines; and Information Systems and Technology, which provides communications and information technology products and services. Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate and individual buyers of business aircraft.

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

Revenue Recognition. We account for revenues and earnings in our defense and aerospace businesses using the percentage-of-completion method of accounting. Under the percentage-of-completion method, we recognize contract revenue as the work progresses, either as the products are produced and delivered or as services are rendered, as applicable. We estimate the profit on a contract as the difference between the total estimated revenue and the total estimated costs of a contract and recognize that profit over the contract term. We determine progress toward completion on production contracts based on either input measures, such as costs incurred, or output measures, such as units delivered, as appropriate. Our contracts for the manufacture of business-jet aircraft usually provide for two major phases: the manufacture of the “green” aircraft and its completion. Completion includes exterior painting and installation of customer-selected interiors and optional avionics. We record revenue at two milestones: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft. For services contracts, we recognize revenues as the services are rendered. We apply earnings rates to all contract costs, including general and administrative (G&A) expenses on government contracts, to determine revenues and operating earnings.

We review earnings rates regularly to assess revisions in contract values and estimated costs at completion. We apply the effect of any changes in earnings rates resulting from these assessments prospectively rather than under the cumulative catch-up method. Under the prospective (or reallocation) method, the impact of revisions in estimates is recognized over the remaining contract term, while under the cumulative catch-up method, such impact would be recognized immediately. We charge any anticipated losses on contracts to earnings as soon as they are identified. Anticipated losses cover all costs allocable to the contracts, including G&A expenses on government contracts. We recognize revenue arising from claims either as income or as an offset against a potential loss only when the amount of the claim can be estimated reliably and its realization is probable.

Discontinued Operations. In 2008, we entered into an agreement to sell our Spanish nitrocellulose operation. The sale of this operation was completed in 2010. The financial statements reflect the results of operations of this business in discontinued operations (the revenues of this business have been eliminated, and its net losses are reported separately below earnings from continuing operations). Net cash used by discontinued operations consists primarily of cash used by the operating activities of this business prior to the sale.

Research and Development Expenses. Research and development (R&D) expenses consisted of the following:

Year Ended December 31	2008	2009	2010
Company-sponsored R&D, including product development costs	$317	$360	$325
Bid and proposal costs	157	160	183
Total company-sponsored R&D	474	520	508
Customer-sponsored R&D	212	405	548
Total R&D	$686	$925	$1,056

R&D expenses are included in operating costs and expenses in the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contract.

40                        General Dynamics Annual Report • 2010

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

Net Interest. Net interest expense consisted of the following:

Year Ended December 31	2008	2009	2010
Interest expense	$133	$171	$167
Interest income	(67)	(11)	(10)
Interest expense, net	$66	$160	$157
Interest payments	$124	$137	$168

Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. We report our investments in available-for-sale securities at fair value. Changes in the fair value of available-for-sale securities are recognized as a component of accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheet. We report our held-to-maturity securities at amortized cost. The interest income on these securities is a component of our net interest expense in the Consolidated Statement of Earnings. We had marketable securities and other investments totaling $482 on December 31, 2009, and $325 on December 31, 2010. These investments are included in other current and noncurrent assets on the Consolidated Balance Sheet (see note D). We had no trading securities at the end of either period.

The contractual arrangements with some of our international customers require us to maintain some of the advance payments made by our customers and apply them only to our activities associated with these contracts. These advances totaled approximately $245 on December 31, 2010.

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

We review goodwill and indefinite-lived intangible assets for impairment annually or when circumstances indicate that an impairment is more likely than not by applying a fair-value-based test. Goodwill represents the purchase price paid in excess of the fair value of identifiable net tangible and intangible assets acquired in a business combination. We apply a two-step impairment test to first identify potential goodwill impairment for each reporting unit and then measure the amount of goodwill impairment loss, if necessary. We completed the required annual goodwill impairment test during the fourth quarter of 2010 and did not identify any impairment. For a summary of our goodwill by reporting unit, see Note B.

Subsequent Events. We have evaluated material events and transactions that have occurred after December 31, 2010, and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-K.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

In 2010, we acquired three businesses for an aggregate of $233 in cash:

Combat Systems

•	A business that demilitarizes, incinerates and disposes of munitions, explosives and explosive wastes in an environmentally safe and efficient manner (on May 12).

Information Systems and Technology

•	A provider of software for military mission planning and execution (on January 8).
•	A U.K. based-company that designs and manufactures sensor and optical surveillance systems for military and security applications (on June 22).

In 2009, we acquired two businesses in the Information Systems and Technology group for an aggregate of $811 in cash:

•	An information technology services business that performs work for our classified customers (on January 26).
•	A company that designs and manufactures high-performance electro-optical and infrared (EO/IR) sensors and systems and multi-axis stabilized cameras (on September 2).

General Dynamics Annual Report • 2010                        41

In 2008, we acquired five businesses for an aggregate of $3.2 billion in cash:

Aerospace

•

A company that performs aircraft completions and refurbishments for business jets and commercial aircraft, aircraft support services, and management and fixed-base operations (FBO) services for a broad global customer base (on November 5).

Combat Systems

•	A global manufacturer and supplier of highly engineered drivetrain components and aftermarket parts for heavy-payload military and commercial customers (on December 19).

Marine Systems

•	A marine and industrial electrical company specializing in electrical apparatus installation, maintenance, troubleshooting and repair (on July 23).

Information Systems and Technology

•	A business that produces advanced filtering technologies and broadband power amplifiers for tactical communications applications for military and other government customers (on February 29).
•

A leading provider of high-end healthcare technology solutions, including data management, analytics, decision support and process automation, that support both U.S. federal government agencies and commercial healthcare organizations (on July 22).

We funded each of the above acquisitions using cash on hand. The operating results of these businesses have been included with our reported results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2009
Contract and program intangible assets*	$ 2,354	$ (776)	$ 1,578
Trade names and trademarks	438	(36)	402
Technology and software	169	(73)	96
Other intangible assets	210	(188)	22
Total intangible assets	$ 3,171	$ (1,073)	$ 2,098

	December 31, 2010
Contract and program intangible assets*	$ 2,421	$ (949)	$ 1,472
Trade names and trademarks	483	(58)	425
Technology and software	176	(94)	82
Other intangible assets	207	(194)	13
Total intangible assets	$ 3,287	$ (1,295)	$ 1,992

*	Consist of acquired backlog and probable follow-on work and related customer relationships.

The amortization lives (in years) of our intangible assets on December 31, 2010, were as follows:

	Range of Amortization Life	Weighted Average Amortization Life
Contract and program intangible assets	7-30	17
Trade names and trademarks	30	30
Technology and software	7-13	10
Other intangible assets	7-15	12

Total intangible assets		19

We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense was $146 in 2008, $218 in 2009 and $224 in 2010. We expect to record annual amortization expense over the next five years as follows:

2011	$224
2012	215
2013	180
2014	154
2015	150

42                        General Dynamics Annual Report • 2010

The changes in the carrying amount of goodwill by reporting unit during 2009 and 2010 were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2008	$ 2,316	$ 2,638	$ 192	$ 6,267	$ 11,413
Acquisitions	96	(86)	1	576	587
Other*	68	158	5	38	269
December 31, 2009	2,480	2,710	198	6,881	12,269
Acquisitions	–	57	–	76	133
Other*	170	61	–	16	247
December 31, 2010	$ 2,650	$ 2,828	$ 198	$ 6,973	$ 12,649

*	Consists primarily of adjustments for foreign currency translation.

C. EARNINGS PER SHARE

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares. Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2008	2009	2010
Basic weighted average shares outstanding	396,238	385,475	381,240
Dilutive effect of stock options and restricted stock*	2,508	2,448	3,996
Diluted weighted average shares outstanding	398,746	387,923	385,236

*

Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock because the effect of including these options and restricted shares would be antidilutive: 2008 - 9,489; 2009 - 14,986; 2010 - 17,867.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2009 or 2010.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation approaches can be used to determine fair value, each requiring different valuation inputs.

The following hierarchy classifies the inputs used to determine fair value into three levels:

•	Level 1 – quoted prices in active markets for identical assets or liabilities;
•	Level 2 – inputs, other than quoted prices, observable by a marketplace participant either directly or indirectly and
•	Level 3 – unobservable inputs significant to the fair value measurement.

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2009 and 2010, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2009
Marketable securities:
Available-for-sale	$24	$24	$24	$–
Held-to-maturity	336	336	–	336
Other investments	122	122	122	–
Derivatives	28	28	–	28
Long-term debt, including current portion	(3,864)	(4,079)	–	(4,079)

	December 31, 2010
Marketable securities:
Available-for-sale	$47	$47	$47	$–
Held-to-maturity	165	165	–	165
Other investments	113	113	113	–
Derivatives	130	130	–	130
Long-term debt, including current portion	(3,203)	(3,436)	–	(3,436)

(a)	Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)	We had no Level 3 financial instruments on December 31, 2009 or 2010.

General Dynamics Annual Report • 2010                        43

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

Year Ended December 31	2008	2009	2010
Current:
U.S. federal	$847	$719	$951
State*	11	14	7
International	107	146	148
Total current	965	879	1,106
Deferred:
U.S. federal	182	226	60
State*	(7)	23	3
International	21	(22)	(7)
Total deferred	196	227	56
Tax adjustments	(35)	–	–
Provision for income taxes, net	$1,126	$1,106	$1,162
Net income tax payments	$841	$860	$1,060

*

The provision for state and local income taxes that is allocable to U.S. government contracts is included in operating costs and expenses in the Consolidated Statement of Earnings and, therefore, not included in the provision above.

The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2008	2009	2010
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax adjustments	(1.0)	–	–
State tax on commercial operations, net of federal benefits	0.1	0.7	0.2
Impact of international operations	(1.5)	(2.2)	(2.3)
Domestic production deduction	(1.0)	(0.8)	(1.6)
Domestic tax credits	(0.5)	(0.7)	(0.7)
Other, net	0.1	(0.5)	0.1
Effective income tax rate	31.2%	31.5%	30.7%

Deferred Tax Assets/(Liabilities)

The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

December 31	2009	2010
Retirement benefits*	$780	$1,052
Tax loss and credit carryforwards	211	335
Salaries and wages	231	254
Workers’ compensation	214	215
A-12 termination	89	88
Other	450	447
Deferred assets	1,975	2,391
Valuation allowance	(68)	(83)
Net deferred assets	$1,907	$2,308
Intangible assets	(1,141)	(1,159)
Contract accounting methods	(554)	(649)
Capital Construction Fund	(237)	(239)
Other	(379)	(475)
Deferred liabilities	$(2,311)	$(2,522)
Net deferred tax liability	$(404)	$(214)

*

Includes a deferred tax asset of $947 on December 31, 2009, and $1,250 on December 31, 2010, related to the amounts recorded in accumulated other comprehensive income to recognize the funded status of our retirement plans. See Notes L and P for further discussion.

Our net deferred tax liability was included on the Consolidated Balance Sheet as follows:

December 31	2009	2010
Current deferred tax asset	$55	$30
Current deferred tax liability	(103)	(383)
Noncurrent deferred tax asset	163	359
Noncurrent deferred tax liability	(519)	(220)
Net deferred tax liability	$(404)	$(214)

One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF). The CCF is a program, established by the U.S. government and administered by the Maritime Administration, that affects the timing of a portion of our tax payments. The program supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. It allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the funds are deposited and used for qualified activities. Unqualified withdrawals are subject to taxation plus interest. The CCF is collateralized by qualified assets as defined by the Maritime Administration. On December 31, 2010, we had invested $682 of U.S. government accounts receivable in the CCF.

44                        General Dynamics Annual Report • 2010

On December 31, 2010, we had net operating and capital loss carryforwards of $763, which begin to expire in 2013, and R&D and investment tax credit carryforwards of $148, which begin to expire in 2011.

Earnings from continuing operations before income taxes included foreign income of $524 in 2008, $573 in 2009 and $640 in 2010. We intend to reinvest indefinitely the undistributed earnings of some of our non-U.S. subsidiaries. On December 31, 2010, we had approximately $1.5 billion of earnings from these non-U.S. subsidiaries that had not been remitted to the United States. Should these earnings be distributed, a portion would be treated as dividends under U.S. tax law and thus subject to U.S. federal income tax at the statutory rate of 35 percent, but would generate partially offsetting foreign tax credits.

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

The IRS began its examination of our 2007 to 2009 tax returns in the fourth quarter of 2009, and we expect this examination to conclude in 2011. The IRS has selected General Dynamics to participate in its Compliance Assurance Process (CAP), a real-time audit, for 2010 and future years. The 2010 CAP audit began in the second quarter. We have recorded liabilities for tax uncertainties for all years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on December 31, 2010, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on December 31, 2010, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. ACCOUNTS RECEIVABLE

Accounts receivable represent amounts billed and currently due from customers and consisted of the following:

December 31	2009	2010
Non-U.S. government	$2,038	$2,013
U.S. government	1,112	1,206
Commercial	528	629
Total accounts receivable	$3,678	$3,848

Receivables from non-U.S. government customers include $1.5 billion related to long-term production programs for the Spanish government. The scheduled payment terms for some of these receivables extend beyond the next year. Other than these amounts, we expect to collect substantially all of the December 31, 2010, accounts receivable balance during 2011.

General Dynamics Annual Report • 2010                        45

G. CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

December 31	2009	2010
Contract costs and estimated profits	$13,817	$15,675
Other contract costs	981	909
	14,798	16,584
Advances and progress payments	(10,349)	(11,711)
Total contracts in process	$4,449	$4,873

Contract costs consist primarily of labor and material costs and related overhead and G&A expenses. Contract costs also include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for these items were not material on December 31, 2009 or 2010.

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally after they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our year-end 2010 contracts-in-process balance, with the exception of these other contract costs, during 2011.

H. INVENTORIES

Our inventories represent primarily commercial aircraft components and are stated at the lower of cost or net realizable value. Work-in-process represents largely labor, material and overhead costs associated with aircraft in the manufacturing process and is based primarily on the estimated average unit cost of the units in a production lot. Raw materials are based primarily on the first-in, first-out method. We record pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value. Inventories consisted of the following:

December 31	2009	2010
Work in process	$907	$1,124
Raw materials	1,129	965
Finished goods	30	69
Pre-owned aircraft	60	–
Total inventories	$2,126	$2,158

I. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are carried at historical cost, net of accumulated depreciation. The major classes of property, plant and equipment were as follows:

December 31	2009	2010
Machinery and equipment	$3,195	$3,388
Buildings and improvements	2,069	2,084
Land and improvements	270	283
Construction in process	143	204
Total property, plant and equipment*	5,677	5,959
Accumulated depreciation	(2,765)	(2,988)
Property, plant and equipment, net	$2,912	$2,971

*	Our government customers provide certain facilities; we do not include these facilities above.

We depreciate most of our assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods up to 50 years. Machinery and equipment are depreciated over periods up to 30 years.

46                        General Dynamics Annual Report • 2010

J. DEBT

Debt consisted of the following:

December 31		2009	2010
Fixed-rate notes due:	Interest Rate
August 2010	4.500%	$700	$–
July 2011	1.800%	747	749
May 2013	4.250%	999	1,000
February 2014	5.250%	996	997
August 2015	5.375%	400	400
Other	Various	22	57
Total debt		3,864	3,203
Less current portion		705	773
Long-term debt		$3,159	$2,430

Fixed-rate Notes

On December 31, 2010, we had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and applicable make-whole amounts. We repaid $700 of the fixed-rate notes on the scheduled maturity date in August. See Note R for condensed consolidating financial statements.

Commercial Paper

On December 31, 2010, we had no commercial paper outstanding, but we maintain the ability to access the market. We have approximately $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities consist of a $975 multi-year facility expiring in December 2011 and a $1 billion multi-year facility expiring in July 2013. These facilities are required by rating agencies to support the A1/P1 rating of our commercial paper issuances. We may renew or replace, in whole or in part, these credit facilities prior to their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. Additionally, a number of our international subsidiaries have available local bank credit facilities aggregating approximately $1.4 billion.

Other

On December 31, 2010, other debt consisted primarily of debt assumed in connection with acquired businesses and from recent capital investments.

The aggregate amounts of scheduled maturities of our debt for the next five years are as follows:

Year Ended December 31
2011	$773
2012	25
2013	1,000
2014	997
2015	400
Thereafter	8
Total debt	$3,203

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on December 31, 2010.

K. OTHER LIABILITIES

A summary of significant other liabilities by balance sheet caption follows:

December 31	2009	2010
Salaries and wages	$694	$773
Workers’ compensation	517	537
Deferred income taxes	103	383
Retirement benefits	353	254
Other (a)	1,321	1,256
Total other current liabilities	$2,988	$3,203
Retirement benefits	$2,813	$3,596
Customer deposits on commercial contracts	1,161	1,039
Deferred income taxes	519	220
Other (b)	631	767
Total other liabilities	$5,124	$5,622

(a)	Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

See Note E for further discussion of deferred tax balances and Note P for further discussion of retirement benefits.

General Dynamics Annual Report • 2010                        47

L. SHAREHOLDERS’ EQUITY

Authorized Stock. Our authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by our board of directors.

Shares Issued and Outstanding. We had 481,880,634 shares of common stock issued on December 31, 2009 and 2010. We had 385,704,691 shares of common stock outstanding on December 31, 2009 and 372,052,313 shares of common stock outstanding on December 31, 2010. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2010 resulted from shares issued under our equity compensation plans (see Note O for further discussion) and share repurchases in the open market. In 2010, we repurchased 18.9 million shares at an average price of $67 per share. On February 2, 2011, our board of directors authorized our management to repurchase up to an additional 10 million shares, about 3 percent of our total shares outstanding.

Dividends per Share. Dividends declared per share were $1.40 in 2008, $1.52 in 2009 and $1.68 in 2010.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income (loss) (AOCI) consisted of the following:

	Gross Balance	Deferred Taxes (a)	Net Balance
	December 31, 2009
Unrealized gains on securities	$5	$(2)	$3
Foreign currency translation adjustment	732	(118)	614
Pension plans (b)	(2,756)	936	(1,820)
Other post-retirement plans (b)	(33)	11	(22)
Gains on cash flow hedges	23	(5)	18
Total AOCI	$(2,029)	$822	$(1,207)

	December 31, 2010
Unrealized gains on securities	$6	$(2)	$4
Foreign currency translation adjustment	1,040	(147)	893
Pension plans (b)	(3,457)	1,178	(2,279)
Other post-retirement plans (b)	(210)	72	(138)
Gains on cash flow hedges	112	(28)	84
Total AOCI	$(2,509)	$1,073	$(1,436)

(a)	The amount of income tax expense (benefit) reported in other comprehensive income was ($1,330) in 2008, $244 in 2009 and ($251) in 2010.
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

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of one year. On December 31, 2010, we held $2.8 billion in cash and equivalents and marketable securities. Our marketable securities have an average duration of two months and an average credit rating of AA. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

48                        General Dynamics Annual Report • 2010

Hedging Activities

We had $1.8 billion in notional forward foreign exchange contracts outstanding on December 31, 2009, and $4.2 billion on December 31, 2010. The increase in the amount of outstanding foreign currency forward contracts is due to significant international contract awards in 2010. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

December 31	2009	2010
Other current assets:
Designated as cash flow hedges	$ 37	$ 128
Not designated as cash flow hedges	12	35
Other current liabilities:
Designated as cash flow hedges	(14)	(16)
Not designated as cash flow hedges	(7)	(17)
Total	$ 28	$ 130

We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2009 or 2010.

We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statement of Earnings or in AOCI within shareholders’ equity on the Consolidated Balance Sheet depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in AOCI until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statement of Earnings for all derivative financial instruments, regardless of designation.

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material in 2010. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings in 2011 to be material.

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

Over more than 19 years of litigation, the trial court (the U.S. Court of Federal Claims) and appeals court (the Court of Appeals for the Federal Circuit) have issued multiple rulings, some in favor of the government and others in favor of the contractors. On May 3, 2007, the trial court issued a decision upholding the default termination. The court did not, however, award any money judgment to the government. On June 2, 2009, a three-judge panel of the appeals court affirmed the trial court’s decision, and on November 24, 2009, the appeals court denied the contractors’ petitions for rehearing. On September 28, 2010, the U.S. Supreme Court granted the contractors’ petition for review as to one issue – whether the government can maintain its default claim against the contractors while invoking the state-secrets privilege to deny the contractors a defense to that claim. Oral arguments were presented on January 18, 2011. The contractors contend that the government should not be permitted to pursue its default claim after stripping the contractors of their superior knowledge defense to that claim by invoking the state-secrets privilege. Additionally, apart from the state-secrets issue, and even if the Supreme Court ultimately were to rule in the government’s favor on that issue, we continue to believe that there are significant legal obstacles to the government’s ability to collect any amount from the contractors given that no court has ever entered a money judgment in favor of the government.

General Dynamics Annual Report • 2010                        49

If, contrary to our expectations, the default termination is ultimately sustained and the government prevails on its recovery theories, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion on December 31, 2010. This would result in a liability to us of half of the total, or approximately $1.4 billion pretax. Our after-tax charge would be approximately $815, or $2.14 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $725. We believe we have sufficient resources to satisfy our obligation if required.

Other. Various claims and other legal proceedings incidental to the normal course of business are pending or threatened against us. These matters relate to such issues as U.S. government investigations and claims, the protection of the environment, asbestos-related claims and employee-related matters. The nature of litigation is such that we cannot predict the outcome of these matters. However, based on information currently available, we believe any potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on our results of operations, financial condition or cash flows.

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

Minimum Lease Payments

Total rental expense under operating leases was $230 in 2008 and $258 in both 2009 and 2010. Operating leases are primarily for facilities and equipment. Future minimum lease payments due during the next five years are as follows:

Year Ended December 31
2011	$187
2012	151
2013	108
2014	86
2015	65
Thereafter	317
Total minimum lease payments	$914

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.6 billion on December 31, 2010. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

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

50                        General Dynamics Annual Report • 2010

Labor Agreements. Approximately one-fifth of our employees are represented by labor unions or work councils under 55 company-negotiated agreements. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating successor agreements without any material disruption of operating activities. We expect to renegotiate the terms of nine collective agreements in 2011, covering approximately 2,400 employees. We do not expect that the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.

Product Warranties. We provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is generally based on the number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs). Our other warranty obligations, primarily for business-jet aircraft, are included in other current liabilities and other liabilities on the Consolidated Balance Sheet.

The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2008	2009	2010
Beginning balance	$ 237	$ 221	$ 239
Warranty expense	69	71	70
Payments	(52)	(60)	(51)
Adjustments*	(33)	7	2
Ending balance	$ 221	$ 239	$ 260

*	Includes warranty liabilities assumed in connection with acquisitions, foreign exchange translation adjustments and reclassifications.

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

Participation units represent obligations that have a value derived from or related to the value of our common stock. These include stock appreciation rights, phantom stock units, and restricted stock units and are payable in cash or common stock.

Under the U.K. Plan, our employees located in the United Kingdom may invest designated amounts in a savings account to be used to purchase a specified number of shares of common stock, based on option grants that the employee may receive, at an exercise price of not less than 80 percent of the fair market value of the common stock. The options may be exercised three or five years after the date of grant, depending on the terms of the specific award.

We issue common stock under our equity compensation plans from treasury stock. On December 31, 2010, in addition to the shares reserved for issuance upon the exercise of outstanding options, approximately 26 million shares have been authorized for options and restricted stock that may be granted in the future.

Stock-based Compensation Expense

The following table details the components of stock-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2008	2009	2010
Stock options	$ 49	$ 54	$ 53
Restricted stock	19	22	24
Total stock-based compensation expense, net of tax*	$ 68	$ 76	$ 77

*	Stock-based compensation expense (pretax) is included in G&A expenses.

General Dynamics Annual Report • 2010                        51

Stock Options

We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. We estimate the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2008	2009	2010
Expected volatility	16.4-19.2%	24.0-30.2%	27.0-31.9%
Weighted average expected volatility	16.7%	25.5%	29.8%
Expected term (in months)	44-50	40-50	40-50
Risk-free interest rate	2.5-3.3%	1.4-2.8%	1.0-2.2%
Expected dividend yield	1.5%	2.0%	2.0%

We estimate the above assumptions based on the following:

•	Expected volatility is based on the historical volatility of our common stock over a period equal to the expected term of the option.
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

The resulting weighted average fair value per option granted was $11.66 in 2008, $6.98 in 2009 and $15.00 in 2010. Stock option expense reduced operating earnings (and earnings per share) by $75 ($0.12) in 2008, $83 ($0.14) in 2009 and $82 ($0.14) in 2010. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note Q). On December 31, 2010, we had $62 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of one year.

A summary of option activity during 2010 follows:

	Shares Under Option	Weighted Average Exercise Price
Outstanding on December 31, 2009	27,546,987	$60.08
Granted	5,906,478	73.32
Exercised	(5,451,340)	51.20
Forfeited/cancelled	(557,956)	61.49
Outstanding on December 31, 2010	27,444,169	$64.67
Vested and expected to vest on December 31, 2010	26,958,430	$64.81
Exercisable on December 31, 2010	15,398,210	$70.45

Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2010, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding	2.7	$293
Vested and expected to vest	2.7	285
Exercisable	2.0	111

In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised was $113 in 2008, $32 in 2009 and $109 in 2010.

We received cash from the exercise of stock options of $144 in 2008, $142 in 2009 and $277 in 2010. The excess tax benefit resulting from stock option exercises was $31 in 2008, $5 in 2009 and $18 in 2010.

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

Compensation expense related to restricted stock and restricted stock units reduced operating earnings (and earnings per share) by $30 ($0.05) in 2008, $34 ($0.06) in 2009 and $36 ($0.06) in 2010. On December 31, 2010, we had $53 of unrecognized compensation cost related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

52                        General Dynamics Annual Report • 2010

A summary of restricted stock and restricted stock unit activity during 2010 follows:

	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2009	2,199,378	$59.60
Granted	532,723	73.44
Vested	(441,359)	62.42
Forfeited	(28,752)	54.16
Nonvested at December 31, 2010	2,261,990	$62.38

The total fair value of shares vested was $51 in 2008, $29 in 2009 and $30 in 2010.

P. RETIREMENT PLANS

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Retirement Plan Summary Information

Pension Benefits. We have six noncontributory and six contributory trusteed, qualified defined-benefit pension plans covering eligible government business employees, and two noncontributory and four contributory plans covering eligible commercial business employees, including some employees of our international operations. The primary factors affecting the benefits earned by participants in our pension plans are employees’ years of service and compensation levels.

We also sponsor several unfunded and one funded non-qualified supplemental executive plans, which provide participants with additional benefits, including excess benefits over limits imposed on qualified plans by federal tax law.

Other Post-retirement Benefits. We maintain plans that provide post-retirement healthcare coverage for many of our current and former employees and post-retirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service and salary level at retirement. The coverage provided and the extent to which the retirees share in the cost of the program vary throughout the company. The plans provide health and life insurance benefits only to those employees who retire directly from our service and not to those who terminate service/seniority prior to eligibility for retirement.

Defined-contribution Benefits. In addition to the defined-benefit plans, we provide eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on both a before-tax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives, including investment in our common stock. In some of these plans, we match a portion of the employees’ contributions. Our contributions to these defined-contribution plans totaled $190 in 2008, $192 in 2009 and $195 in 2010. The defined-contribution plans held approximately 37 million and 36 million shares of our common stock on December 31, 2009 and 2010, respectively, representing approximately 10 percent of our outstanding shares on both dates.

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

We contributed $300 to our pension plans in 2010, including a voluntary $270 contribution to our primary government pension plan. We expect to contribute approximately $350 to our plans in 2011. We are subject to the Pension Protection Act of 2006 (PPA) beginning in 2011. While the contributions to our pension plans depend on a variety of factors, including the annual returns on our plan assets, we expect our contributions in future years to increase under the PPA.

We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our post-retirement benefit plans. For non-funded plans, claims are paid as received. We contributed $35 to our other post-retirement plans in 2010 and expect to contribute approximately $30 in 2011.

We expect the following benefits to be paid from our retirement plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2011	$430	$83
2012	448	83
2013	473	84
2014	493	84
2015	521	84
2016-2020	3,044	414

General Dynamics Annual Report • 2010                        53

Government Contract Considerations

Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our government contracting businesses. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards and specific contractual terms. For some of these plans, the cumulative pension and post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog, we defer the excess in contracts in process on the Consolidated Balance Sheet until the cost is allocable to contracts. For other plans, the amount allocated to contracts and included in revenues has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the plan assets on the Consolidated Balance Sheet. (See Note G for a discussion of our deferred contract costs.)

The majority of our pension obligation relates to our pension plans for domestic government business employees. The net funded status of our government pension plans was a liability of approximately $2 billion on December 31, 2009, and $2.4 billion on December 31, 2010. Our primary government pension plan was closed to new salaried participants on January 1, 2007.

Defined-benefit Retirement Plan Summary Financial Information

Estimating retirement plan assets, liabilities and costs requires the use of significant judgment, including extensive use of actuarial assumptions. These include the long-term rate of return on plan assets, the interest rate used to discount projected benefit payments, healthcare cost trend rates and future salary increases. Given the long-term nature of the assumptions being made, actual outcomes typically differ from these estimates.

Our annual benefit cost consists of three primary elements: the cost of benefits earned by employees for services rendered during the year, an interest charge on our plan liabilities and an assumed return on our plan assets for the year. The annual cost also includes gains and losses resulting from changes in actuarial assumptions, as well as gains and losses resulting from changes we make to plan benefit terms.

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

Our annual pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits
Year Ended December 31	2008	2009	2010
Service cost	$200	$203	$211
Interest cost	445	491	509
Expected return on plan assets	(593)	(575)	(600)
Recognized net actuarial loss	14	35	87
Amortization of prior service credit	(46)	(46)	(41)
Annual benefit cost	$20	$108	$166

	Other Post-retirement Benefits
Year Ended December 31	2008	2009	2010
Service cost	$14	$8	$10
Interest cost	69	64	59
Expected return on plan assets	(29)	(32)	(32)
Recognized net actuarial loss (gain)	2	(6)	(5)
Amortization of prior service cost	–	1	2
Annual benefit cost	$56	$35	$34

54                        General Dynamics Annual Report • 2010

The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2009	2010	2009	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$(7,745)	$(8,127)	$(972)	$(987)
Service cost	(203)	(211)	(8)	(10)
Interest cost	(491)	(509)	(64)	(59)
Amendments	(8)	(23)	–	(38)
Actuarial gain (loss)	2	(736)	(10)	(126)
Settlement/curtailment/other	(62)	(74)	(12)	(5)
Benefits paid	380	442	79	80
Benefit obligation at end of year	$(8,127)	$(9,238)	$(987)	$(1,145)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$4,823	$5,673	$332	$378
Actual return on plan assets	872	622	63	28
Employer contributions	298	300	34	35
Settlement/curtailment/other	52	69	–	–
Benefits paid	(372)	(414)	(51)	(52)
Fair value of assets at end of year	$5,673	$6,250	$378	$389
Funded status at end of year	$(2,454)	$(2,988)	$(609)	$(756)

Amounts recognized on the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2009	2010	2009	2010
Noncurrent assets	$103	$106	$–	$–
Current liabilities	(154)	(72)	(199)	(182)
Noncurrent liabilities	(2,403)	(3,022)	(410)	(574)
Net liability recognized	$(2,454)	$(2,988)	$(609)	$(756)

Amounts deferred in AOCI consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2009	2010	2009	2010
Net actuarial loss	$3,139	$3,778	$37	$177
Prior service (credit) cost	(383)	(321)	(4)	33
Total amount recognized in AOCI, pretax	$2,756	$3,457	$33	$210

The following is a reconciliation of the change in AOCI for our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2009	2010	2009	2010
Net actuarial (gain) loss	$(299)	$714	$(21)	$130
Prior service cost	8	23	–	38
Amortization of:
Net actuarial (loss) gain from prior years	(35)	(87)	6	5
Prior service credit (cost)	46	41	(1)	(2)
Other*	10	10	(4)	6
Change in AOCI, pretax	$(270)	$701	$(20)	$177

*Includes foreign exchange translation adjustments.

General Dynamics Annual Report • 2010                        55

The following represent amounts deferred in AOCI on the Consolidated Balance Sheet on December 31, 2010, that we expect to recognize in our retirement benefit cost in 2011:

	Pension Benefits	Other Post-retirement Benefits
Prior service (credit) cost	$(44)	$6
Net actuarial loss	159	4

A pension plan’s funded status is the difference between the plan’s assets and its “projected benefit obligation” (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. A pension plan’s “accumulated benefit obligation” (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all defined-benefit pension plans was $7.8 billion and $8.9 billion on December 31, 2009 and 2010, respectively. On December 31, 2009 and 2010, some of our pension plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

	Pension Benefits
December 31	2009	2010
Projected benefit obligation	$(7,923)	$(8,799)
Accumulated benefit obligation	(7,637)	(8,475)
Fair value of plan assets	5,450	5,799

Retirement Plan Assumptions

We calculate the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2009	2010
Pension Benefits
Discount rate	6.42%	5.73%
Rate of increase in compensation levels	2.00-9.00%	2.00-9.00%

Other Post-retirement Benefits
Discount rate	6.18%	5.54%
Healthcare cost trend rate:
Trend rate for next year	7.75%	7.75%
Ultimate trend rate	4.75%	4.75%
Year rate reaches ultimate trend rate	2015	2016

The following table summarizes the weighted average assumptions used to determine our net periodic benefit costs:

Assumptions for Year Ended December 31	2008	2009	2010
Pension Benefits
Discount rate	6.46%	6.48%	6.42%
Expected long-term rate of return on assets	8.09%	8.08%	8.43%
Rate of increase in compensation levels	2.00-11.00%	2.00-9.00%	2.00-9.00%

Other Post-retirement Benefits
Discount rate	6.33%	6.79%	6.18%
Expected long-term rate of return on assets	8.00%	8.00%	8.03%

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

These assumptions are based on our best judgment, including consideration of current and future market conditions. Changes in these estimates impact future pension and post-retirement benefit costs. As discussed above, we defer recognition of the cumulative benefit cost for our government plans in excess of costs allocable to contracts to provide a better matching of revenues and expenses. Therefore, the impact of annual changes in financial reporting assumptions on the cost for these plans does not affect our future earnings either positively or negatively. For our commercial pension plans, the following hypothetical changes in the discount rate and expected long-term rate of return on plan assets would have had the following impact in 2010:

	Increase 25 bps	Decrease 25 bps
Increase (decrease) to net pension cost from:
Change in discount rate	$(5)	$5
Change in long-term rate of return on plan assets	(3)	3

56                        General Dynamics Annual Report • 2010

A 25-basis-point change in these assumed rates would not have had a measurable impact on the benefit cost for our other commercial post-retirement plans in 2010. Assumed healthcare cost trend rates have a significant effect on the amounts reported for our healthcare plans. The effect of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate on the net periodic benefit cost is $6 and ($5), respectively, and the effect on the accumulated post-retirement benefit obligation is $78 and ($66), respectively.

Plan Assets

A committee of our board of directors is responsible for the strategic oversight of our retirement plan assets held in trust. Management reports to the committee on a regular basis and is responsible for making all investment decisions related to retirement plan assets in compliance with the policies set forth by the committee.

Our investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. The objective of our investment policy is to generate future returns consistent with our assumed long-term rate of return used to determine our benefit obligations and net periodic benefit costs. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. At the end of 2010, our asset allocation policy ranges were:

Equities	25 - 85%
Fixed income	10 - 50%
Cash	0 - 15%
Other asset classes	0 - 10%

Over 90 percent of our pension plan assets are held in a single trust for our primary domestic government and commercial pension plans. On December 31, 2010, the trust was invested largely in publicly traded equities and fixed-income securities, but may invest in other asset classes in the future consistent with our investment policy. Our investments in equity assets include U.S. and international securities and equity funds as well as futures contracts on U.S. equity indices. Our investments in fixed-income assets include U.S. Treasury and U.S. agency securities, corporate bonds, mortgage-backed securities, futures contracts on U.S. Treasury securities for duration management purposes and international securities. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.

Assets for our international pension plans are held in trusts in the countries in which the related operations reside. Our international operations maintain investment policies for their individual plans based on country-specific regulations. The international plan assets are primarily invested in commingled funds comprised of international and U.S. equities and fixed-income securities.

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

Our retirement plan assets are reported at fair value. (See Note D for a discussion of the hierarchy for determining fair value.) Our Level 1 assets include investments in publicly traded equity securities and commingled funds. These securities (and the underlying investments of the funds) are actively traded and valued using quoted prices for identical securities from the market exchanges. Our Level 2 assets consist of fixed-income securities and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined using valuation models that use observable inputs such as interest rates, bond yields, low-volume market quotes and quoted prices for similar assets. Our plan assets that are invested in commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying investments of the fund. We had minimal Level 3 plan assets on December 31, 2010. These investments include real estate funds, insurance deposit contracts and direct private equity investments.

General Dynamics Annual Report • 2010                        57

The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2009				December 31, 2010
Cash	$ 14	$ 14	$ –	$ –	$ 67	$ 67	$ –	$ –
Equity securities
U.S. companies (a)	2,453	2,453	–	–	1,389	1,389	–	–
International companies	221	221	–	–	178	178	–	–
Private equity investments	2	–	–	2	5	–	–	5
Fixed-income securities
Treasury securities	352	352	–	–	136	136	–	–
Corporate bonds (b)	873	–	873	–	1,201	–	1,201	–
Asset-backed securities	45	–	45	–	127	–	127	–
Commingled funds
Equity funds	1,225	385	840	–	2,466	173	2,293	–
Money market funds	256	–	256	–	404	–	404	–
Fixed-income funds	117	–	117	–	147	–	147	–
Real estate funds	22	–	–	22	26	–	–	26
Commodity funds	7	–	7	–	8	–	8	–
Other investments
Insurance deposit agreements	86	–	–	86	96	–	–	96
Total pension plan assets	$ 5,673	$ 3,425	$ 2,138	$ 110	$ 6,250	$ 1,943	$ 4,180	$ 127

(a)	No single equity holding comprises more than 2 percent of the total fair value.
(b)	Our corporate bond investments have an average rating of AA- on December 31, 2009, and A+ on December 31, 2010.

The fair value of our other post-retirement plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2009				December 31, 2010
Cash	$ 28	$ 28	$ –	$ –	$ 29	$ 29	$ –	$ –
Equity securities	195	195	–	–	192	192	–	–
Fixed-income securities	23	1	22	–	53	1	52	–
Commingled funds
Money market funds	71	–	71	–	65	–	65	–
Equity funds	42	38	4	–	33	23	10	–
Fixed-income funds	11	–	11	–	12	–	12	–
Other investments
Insurance deposit agreements	8	–	–	8	5	–	–	5
Total other post-retirement plan assets	$ 378	$ 262	$ 108	$ 8	$ 389	$ 245	$ 139	$ 5

The changes in our Level 3 retirement plan assets during 2009 and 2010 were not material.

58                        General Dynamics Annual Report • 2010

Q. BUSINESS GROUP INFORMATION

We operate in four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. We organize and measure our business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding; and communications and information technology, respectively. We measure each group’s profit based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our business groups.

Summary financial information for each of our business groups follows:

	Revenues			Operating Earnings			Revenues from U.S. Government
Year Ended December 31	2008	2009	2010	2008	2009	2010	2008	2009	2010
Aerospace	$5,512	$5,171	$5,299	$1,021	$707	$860	$125	$189	$220
Combat Systems	8,194	9,645	8,878	1,111	1,262	1,275	6,424	7,288	6,637
Marine Systems	5,556	6,363	6,677	521	642	674	5,290	6,067	6,518
Information Systems and Technology	10,038	10,802	11,612	1,075	1,151	1,219	8,307	9,177	9,888
Corporate*	–	–	–	(75)	(87)	(83)	–	–	–
	$29,300	$31,981	$32,466	$3,653	$3,675	$3,945	$20,146	$22,721	$23,263

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2008	2009	2010	2008	2009	2010	2008	2009	2010
Aerospace	$6,515	$6,815	$6,963	$164	$112	$66	$68	$142	$133
Combat Systems	8,666	9,342	9,324	100	104	116	140	156	162
Marine Systems	1,989	2,512	2,612	126	85	95	60	71	74
Information Systems and Technology	9,034	10,416	10,898	94	77	83	172	186	193
Corporate*	2,169	1,992	2,748	6	7	10	7	7	7
	$28,373	$31,077	$32,545	$490	$385	$370	$447	$562	$569

*

Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans. Corporate identifiable assets include cash and equivalents from domestic operations and assets of discontinued operations.

The following table presents our revenues by geographic area based on the location of our customers:

Year Ended December 31	2008	2009	2010
North America:
United States	$24,203	$26,017	$26,488
Canada	719	760	854
Other	241	33	281
Total North America	25,163	26,810	27,623
Europe:
United Kingdom	842	614	802
Switzerland	204	748	648
Spain	662	529	450
Other	1,250	1,226	929
Total Europe	2,958	3,117	2,829
Asia/Pacific	545	1,154	1,115
Africa/Middle East	508	637	569
South America	126	263	330
	$29,300	$31,981	$32,466

Our revenues from international operations were $4.2 billion in 2008, $5.5 billion in 2009 and $5.4 billion in 2010. The long-lived assets of operations located outside the United States were 8 percent of our total long-lived assets on December 31, 2008, 2009 and 2010.

General Dynamics Annual Report • 2010                        59

R. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The fixed-rate notes described in Note J are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain of our 100-percent-owned subsidiaries (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis on December 31, 2009 and 2010, for the balance sheet, as well as the statements of earnings and cash flows for each of the three years in the period ended December 31, 2010.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Year Ended December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$–	$25,131	$4,169	$–	$29,300
Cost of sales	(1)	20,491	3,438	–	23,928
General and administrative expenses	76	1,419	224	–	1,719
Operating earnings	(75)	3,221	507	–	3,653
Interest expense	(118)	–	(15)	–	(133)
Interest income	39	3	25	–	67
Other, net	5	2	10	–	17
Earnings from continuing operations before income taxes	(149)	3,226	527	–	3,604
Provision for income taxes	2	1,009	115	–	1,126
Discontinued operations, net of tax	–	(3)	(16)	–	(19)
Equity in net earnings of subsidiaries	2,610	–	–	(2,610)	–
Net earnings	$2,459	$2,214	$396	$(2,610)	$2,459

Year Ended December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$–	$25,765	$6,216	$–	$31,981
Cost of sales	9	21,143	5,200	–	26,352
General and administrative expenses	83	1,495	376	–	1,954
Operating earnings	(92)	3,127	640	–	3,675
Interest expense	(163)	(3)	(5)	–	(171)
Interest income	2	4	5	–	11
Other, net	(1)	(2)	1	–	(2)
Earnings from continuing operations before income taxes	(254)	3,126	641	–	3,513
Provision for income taxes	(35)	1,010	131	–	1,106
Discontinued operations, net of tax	–	–	(13)	–	(13)
Equity in net earnings of subsidiaries	2,613	–	–	(2,613)	–
Net earnings	$2,394	$2,116	$497	$(2,613)	$2,394

Year Ended December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$–	$26,376	$6,090	$–	$32,466
Cost of sales	1	21,558	4,998	–	26,557
General and administrative expenses	82	1,497	385	–	1,964
Operating earnings	(83)	3,321	707	–	3,945
Interest expense	(164)	(2)	(1)	–	(167)
Interest income	3	3	4	–	10
Other, net	1	1	–	–	2
Earnings from continuing operations before income taxes	(243)	3,323	710	–	3,790
Provision for income taxes	(78)	1,067	173	–	1,162
Discontinued operations, net of tax	–	–	(4)	–	(4)
Equity in net earnings of subsidiaries	2,789	–	–	(2,789)	–
Net earnings	$2,624	$2,256	$533	$(2,789)	$2,624

60                        General Dynamics Annual Report • 2010

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,406	$–	$857	$–	$2,263
Accounts receivable	–	1,413	2,265	–	3,678
Contracts in process	299	3,075	1,075	–	4,449
Inventories
Raw materials	–	909	220	–	1,129
Work in process	–	896	11	–	907
Pre-owned aircraft	–	60	–	–	60
Finished goods	–	33	(3)	–	30
Other current assets	102	142	489	–	733
Total current assets	1,807	6,528	4,914	–	13,249
Noncurrent assets:
Property, plant and equipment	140	4,448	1,089	–	5,677
Accumulated depreciation of PP&E	(37)	(2,274)	(454)	–	(2,765)
Intangible assets	–	1,640	1,531	–	3,171
Accumulated amortization of intangible assets	–	(806)	(267)	–	(1,073)
Goodwill	–	8,230	4,039	–	12,269
Other assets	35	163	351	–	549
Investment in subsidiaries	27,246	–	–	(27,246)	–
Total noncurrent assets	27,384	11,401	6,289	(27,246)	17,828
Total assets	$29,191	$17,929	$11,203	$(27,246)	$31,077
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$700	$2	$3	$–	$705
Customer advances and deposits	–	1,674	2,639	–	4,313
Other current liabilities	403	3,336	1,614	–	5,353
Total current liabilities	1,103	5,012	4,256	–	10,371
Noncurrent liabilities:
Long-term debt	3,143	9	7	–	3,159
Other liabilities	2,371	2,089	664	–	5,124
Total noncurrent liabilities	5,514	2,098	671	–	8,283
Intercompany	10,151	(10,815)	664	–	–
Shareholders’ equity:
Common stock, including surplus	2,000	6,773	2,244	(9,017)	2,000
Retained earnings	15,093	15,523	2,677	(18,200)	15,093
Treasury stock	(3,463)	–	–	–	(3,463)
Accumulated other comprehensive loss	(1,207)	(662)	691	(29)	(1,207)
Total shareholders’ equity	12,423	21,634	5,612	(27,246)	12,423
Total liabilities and shareholders’ equity	$29,191	$17,929	$11,203	$(27,246)	$31,077

General Dynamics Annual Report • 2010                        61

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,608	$–	$1,005	$–	$2,613
Accounts receivable	–	1,538	2,310	–	3,848
Contracts in process	263	3,205	1,405	–	4,873
Inventories
Work in process	–	1,090	34	–	1,124
Raw materials	–	808	157	–	965
Finished goods	–	36	33	–	69
Other current assets	143	147	404	–	694
Total current assets	2,014	6,824	5,348	–	14,186
Noncurrent assets:
Property, plant and equipment	147	4,687	1,125	–	5,959
Accumulated depreciation of PP&E	(42)	(2,448)	(498)	–	(2,988)
Intangible assets	–	1,664	1,623	–	3,287
Accumulated amortization of intangible assets	–	(920)	(375)	–	(1,295)
Goodwill	–	8,322	4,327	–	12,649
Other assets	183	172	392	–	747
Investment in subsidiaries	30,580	–	–	(30,580)	–
Total noncurrent assets	30,868	11,477	6,594	(30,580)	18,359
Total assets	$32,882	$18,301	$11,942	$(30,580)	$32,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$749	$21	$3	$–	$773
Customer advances and deposits	–	2,182	2,283	–	4,465
Other current liabilities	596	3,397	1,946	–	5,939
Total current liabilities	1,345	5,600	4,232	–	11,177
Noncurrent liabilities:
Long-term debt	2,396	29	5	–	2,430
Other liabilities	2,774	2,242	606	–	5,622
Total noncurrent liabilities	5,170	2,271	611	–	8,052
Intercompany	13,051	(13,626)	575	–	–
Shareholders’ equity:
Common stock, including surplus	2,211	6,786	2,360	(9,146)	2,211
Retained earnings	17,076	18,175	3,097	(21,272)	17,076
Treasury stock	(4,535)	–	–	–	(4,535)
Accumulated other comprehensive loss	(1,436)	(905)	1,067	(162)	(1,436)
Total shareholders’ equity	13,316	24,056	6,524	(30,580)	13,316
Total liabilities and shareholders’ equity	$32,882	$18,301	$11,942	$(30,580)	$32,545

62                        General Dynamics Annual Report • 2010

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(635)	$3,475	$284	$–	$3,124
Cash flows from investing activities:
Business acquisitions, net of cash acquired	–	(1,074)	(2,150)	–	(3,224)
Sales of available-for-sale securities	52	46	33	–	131
Maturities of available-for-sale securities	1,281	11	–	–	1,292
Purchases of available-for-sale securities	(1,310)	(63)	(33)	–	(1,406)
Capital expenditures	(6)	(431)	(53)	–	(490)
Other, net	–	34	–	–	34
Net cash used by investing activities	17	(1,477)	(2,203)	–	(3,663)
Cash flows from financing activities:
Purchases of common stock	(1,522)	–	–	–	(1,522)
Proceeds from fixed-rate notes	995	–	–	–	995
Proceeds from commercial paper, net	904	–	–	–	904
Dividends paid	(533)	–	–	–	(533)
Repayment of fixed-rate notes	(500)	–	–	–	(500)
Other, net	151	(2)	(211)	–	(62)
Net cash used by financing activities	(505)	(2)	(211)	–	(718)
Net cash used by discontinued operations	–	(5)	(8)	–	(13)
Cash sweep/funding by parent	(6)	(1,991)	1,997	–	–
Net decrease in cash and equivalents	(1,129)	–	(141)	–	(1,270)
Cash and equivalents at beginning of year	1,875	–	1,016	–	2,891
Cash and equivalents at end of year	$746	$–	$875	$–	$1,621

Year Ended December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(172)	$2,872	$155	$–	$2,855
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(641)	(168)	(2)	–	(811)
Capital expenditures	(7)	(297)	(81)	–	(385)
Purchases of held-to-maturity securities	(97)	–	(240)	–	(337)
Other, net	118	21	2	–	141
Net cash used by investing activities	(627)	(444)	(321)	–	(1,392)
Cash flows from financing activities:
Repayments of commercial paper, net	(904)	–	–	–	(904)
Proceeds from fixed-rate notes	747	–	–	–	747
Dividends paid	(577)	–	–	–	(577)
Other, net	(67)	(2)	(3)	–	(72)
Net cash used by financing activities	(801)	(2)	(3)	–	(806)
Net cash used by discontinued operations	–	–	(15)	–	(15)
Cash sweep/funding by parent	2,260	(2,426)	166	–	–
Net increase in cash and equivalents	660	–	(18)	–	642
Cash and equivalents at beginning of year	746	–	875	–	1,621
Cash and equivalents at end of year	$1,406	$–	$857	$–	$2,263

Year Ended December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(391)	$2,884	$493	$–	$2,986
Cash flows from investing activities:
Maturities of held-to-maturity securities	273	–	332	–	605
Purchases of held-to-maturity securities	(237)	–	(231)	–	(468)
Capital expenditures	(10)	(301)	(59)	–	(370)
Business acquisitions, net of cash acquired	–	(163)	(70)	–	(233)
Other, net	(12)	70	–	–	58
Net cash used by investing activities	14	(394)	(28)	–	(408)
Cash flows from financing activities:
Purchases of common stock	(1,185)	–	–	–	(1,185)
Repayment of fixed-rate notes	(700)	–	–	–	(700)
Dividends paid	(631)	–	–	–	(631)
Proceeds from option exercises	277	–	–	–	277
Other, net	18	(1)	(4)	–	13
Net cash used by financing activities	(2,221)	(1)	(4)	–	(2,226)
Net cash used by discontinued operations	–	–	(2)	–	(2)
Cash sweep/funding by parent	2,800	(2,489)	(311)	–	–
Net increase in cash and equivalents	202	–	148	–	350
Cash and equivalents at beginning of year	1,406	–	857	–	2,263
Cash and equivalents at end of year	$1,608	$–	$1,005	$–	$2,613

General Dynamics Annual Report • 2010                        63

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

The Audit Committee of the board of directors, which is composed of five outside directors, meets periodically and, when appropriate, separately with the independent registered public accounting firm, management and internal audit staff to review the activities of each.

The financial statements have been audited by KPMG LLP, independent registered public accounting firm, whose report follows.

L. Hugh Redd	Jason W. Aiken
Senior Vice President and Chief Financial Officer	Vice President and Controller

64                        General Dynamics Annual Report • 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of General Dynamics Corporation:

We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2009 and 2010, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Dynamics Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2011, expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 18, 2011

General Dynamics Annual Report • 2010                        65

SUPPLEMENTARY DATA

(UNAUDITED)

(Dollars in millions, except per-share amounts)	2009				2010
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenues	$8,264	$8,100	$7,719	$7,898	$7,750	$8,104	$8,011	$8,601
Operating earnings	905	945	874	951	918	985	966	1,076
Earnings from continuing operations	593	621	575	618	599	651	649	729
Discontinued operations	(3)	(3)	(3)	(4)	(2)	(3)	1	–
Net earnings	590	618	572	614	597	648	650	729
Earnings per share - Basic*:
Continuing operations	$1.54	$1.61	$1.49	$1.60	$1.56	$1.70	$1.71	$1.94
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	–	–
Net earnings	1.53	1.60	1.48	1.59	1.55	1.69	1.71	1.94

Earnings per share - Diluted*:
Continuing operations	$1.54	$1.61	$1.48	$1.58	$1.54	$1.68	$1.70	$1.91
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)	–	–
Net earnings	1.53	1.60	1.47	1.57	1.53	1.67	1.70	1.91
Market price range:
High	$61.46	$61.12	$65.32	$70.84	$78.62	$79.00	$64.60	$71.44
Low	35.28	42.30	49.85	62.19	65.30	57.68	55.46	61.51
Dividends declared	$0.38	$0.38	$0.38	$0.38	$0.42	$0.42	$0.42	$0.42

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the company’s disclosure controls and procedures were effective.

The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

66                        General Dynamics Annual Report • 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of General Dynamics Corporation:

The management of General Dynamics Corporation is responsible for establishing and maintaining adequate internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our evaluation we believe that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on the effectiveness of our internal control over financial reporting. The KPMG report immediately follows this report.

Jay L. Johnson	L. Hugh Redd
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

General Dynamics Annual Report • 2010                        67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of General Dynamics Corporation:

We have audited General Dynamics Corporation’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2009 and 2010, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 18, 2011, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 18, 2011

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

68                        General Dynamics Annual Report • 2010

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Codes of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2011 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

Executive Officers of the Company

All of our executive officers are appointed annually. None of our executive officers was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions of our executives held for at least the last five years as of February 18, 2011, were as follows:

Name, Position and Office	Age

Jason W. Aiken – Vice President and Controller of the company since April 2010; Staff Vice President, Accounting, of the company, July 2006 – March 2010; Director, Consolidation Accounting, of the company, June 2002 – June 2006	38

John P. Casey – Vice President of the company and President of Electric Boat Corporation since October 2003; Vice President of Electric Boat Corporation, October 1996 – October 2003	56

Gerard J. DeMuro – Executive Vice President, Information Systems and Technology, since October 2003; Vice President of the company, February 2000 – October 2003; President of General Dynamics C4 Systems, August 2001 – October 2003	55

Gregory S. Gallopoulos – Senior Vice President, General Counsel and Secretary of the company since January 2010; Vice President and Deputy General Counsel of the company, July 2008 – January 2010; Managing Partner of Jenner & Block LLP, January 2005 – June 2008	51

David K. Heebner – Executive Vice President, Combat Systems since May 2010; Executive Vice President, Marine Systems, January 2009 – May 2010; Senior Vice President of the company, May 2002 – January 2009; President of General Dynamics Land Systems, July 2005 – October 2008; Senior Vice President, Planning and Development, of the company, May 2002 – July 2005; Vice President, Strategic Planning, of the company, January 2000 – May 2002	66

Robert W. Helm – Senior Vice President, Planning and Development of the company since May 2010; Vice President, Government Relations, of Northrop Grumman Corporation, August 1989 – April 2010	59

Jay L. Johnson – Chairman and Chief Executive Officer of the company since May 2010; President and Chief Executive Officer of the company, July 2009 – May 2010; Vice Chairman of the company, September 2008 – July 2009; Executive Vice President of Dominion Resources, Inc., December 2002 – June 2008; Chief Executive Officer of Dominion Virginia Power, October 2007 – June 2008; President and Chief Executive Officer of Dominion Delivery, 2002 – 2007	64

S. Daniel Johnson – Vice President of the company and President of General Dynamics Information Technology since April 2008; Executive Vice President of General Dynamics Information Technology, July 2006 – March 2008; Executive Vice President and Chief Operating Officer of Anteon Corporation, August 2003 – June 2006	63

Joseph T. Lombardo – Executive Vice President, Aerospace, and President of Gulfstream Aerospace Corporation since April 2007; Vice President of the company and Chief Operating Officer of Gulfstream Aerospace Corporation, May 2002 – April 2007	63

Christopher Marzilli – Vice President of the company and President of General Dynamics C4 Systems since January 2006; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 – January 2006	51

Phebe N. Novakovic – Executive Vice President, Marine Systems, since May 2010; Senior Vice President, Planning and Development of the company, July 2005 – May 2010; Vice President, Strategic Planning, of the company, October 2002 – July 2005	53

Walter M. Oliver – Senior Vice President, Human Resources and Administration, of the company since March 2002; Vice President, Human Resources and Administration, of the company, January 2001 – March 2002	65

L. Hugh Redd – Senior Vice President and Chief Financial Officer of the company since June 2006; Vice President and Controller of General Dynamics Land Systems, January 2000 – June 2006	53

Mark C. Roualet – Vice President of the company and President of General Dynamics Land Systems since October 2008; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 – October 2008; Senior Vice President – Ground Combat Systems of General Dynamics Land Systems, March 2003 – July 2007	52

Lewis F. Von Thaer – Vice President of the company and President of General Dynamics Advanced Information Systems since March 2005; Senior Vice President, Operations, of General Dynamics Advanced Information Systems, November 2003 – March 2005	50

General Dynamics Annual Report • 2010                        69

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

3. Exhibits

See Index on pages 72 through 74 of this Annual Report on Form 10-K for the year ended December 31, 2010.

70                        General Dynamics Annual Report • 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By:
Jason W. Aiken
Vice President and Controller

February 18, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 18, 2011, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Chairman, Chief Executive Officer and Director
Jay L. Johnson	(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
L. Hugh Redd	(Principal Financial Officer)

Vice President and Controller
Jason W. Aiken	(Principal Accounting Officer)

*
Nicholas D. Chabraja	Director

*
James S. Crown	Director

*
William P. Fricks	Director

*
George A. Joulwan	Director

*
Paul G. Kaminski	Director

*
John M. Keane	Director

*
Lester L. Lyles	Director

*
William A. Osborn	Director

*
Robert Walmsley	Director

*

By Gregory S. Gallopoulos pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

Gregory S. Gallopoulos
Senior Vice President, General Counsel and Secretary

General Dynamics Annual Report • 2010                        71

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	2008	2009	2010
Balance on January 1	$87	$98	$108
Charged to costs and expenses	8	10	18
Deductions from reserves	(1)	(2)	1
Other adjustments*	4	2	(5)
Balance on December 31	$98	$108	$122

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

72                        General Dynamics Annual Report • 2010

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

10.9*

Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.10*

Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.11*

Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004, SEC file number 1-3671)

10.12*

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

10.14*	2009 General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159045) filed with the Commission May 7, 2009)

10.15*

General Dynamics Corporation Supplemental Savings and Stock Investment Plan, amended and restated effective as of January 1, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.16*

Form of Severance Protection Agreement entered into by substantially all executive officers elected prior to April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.17*

Form of Severance Protection Agreement entered into by substantially all executive officers elected on or after April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Commission February 19, 2010)

10.18*	General Dynamics Corporation Supplemental Retirement Plan, restated effective January 1, 2010**

10.19*

2010 Compensation Arrangements for Named Executive Officers (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended April 4, 2010, filed with the Commission May 4, 2010)

General Dynamics Annual Report • 2010                        73

INDEX TO EXHIBITS – GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibit Number	Description

21	Subsidiaries**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data File**

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
**	Filed herewith.

74                        General Dynamics Annual Report • 2010