Form 10-Q
period 2011-04-03
GENERAL DYNAMICS CORP
filed 2011-05-03
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

372,000,435 shares of the registrant’s common stock, $1 par value per share, were outstanding on April 3, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	December 31 2010	(Unaudited) April 3 2011
ASSETS
Current assets:
Cash and equivalents	$2,613	$2,484
Accounts receivable	3,848	4,237
Contracts in process	4,873	4,896
Inventories	2,158	2,273
Other current assets	694	905
Total current assets	14,186	14,795
Noncurrent assets:
Property, plant and equipment, net	2,971	2,993
Intangible assets, net	1,992	1,943
Goodwill	12,649	12,723
Other assets	747	650
Total noncurrent assets	18,359	18,309
Total assets	$32,545	$33,104
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$773	$792
Accounts payable	2,736	2,510
Customer advances and deposits	4,465	4,731
Other current liabilities	3,203	3,219
Total current liabilities	11,177	11,252
Noncurrent liabilities:
Long-term debt	2,430	2,411
Other liabilities	5,622	5,564
Commitments and contingencies (See Note K)
Total noncurrent liabilities	8,052	7,975
Shareholders’ equity:
Common stock	482	482
Surplus	1,729	1,781
Retained earnings	17,076	17,518
Treasury stock	(4,535)	(4,647)
Accumulated other comprehensive loss	(1,436)	(1,257)
Total shareholders’ equity	13,316	13,877
Total liabilities and shareholders’ equity	$32,545	$33,104

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	April 4 2010	April 3 2011
Revenues:
Products	$5,162	$5,061
Services	2,588	2,737
	7,750	7,798
Operating costs and expenses:
Products	4,144	4,009
Services	2,202	2,351
General and administrative	486	509
	6,832	6,869
Operating earnings	918	929
Interest, net	(44)	(34)
Other, net	—	1
Earnings from continuing operations before income taxes	874	896

Provision for income taxes, net	275	278
Earnings from continuing operations	599	618

Discontinued operations, net of tax	(2)	—

Net earnings	$597	$618

Earnings per share
Basic:
Continuing operations	$1.56	$1.66
Discontinued operations	(0.01)	—
Net earnings	$1.55	$1.66
Diluted:
Continuing operations	$1.54	$1.64
Discontinued operations	(0.01)	—
Net earnings	$1.53	$1.64

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 4 2010	April 3 2011
Cash flows from operating activities:
Net earnings	$597	$618
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	86	85
Amortization of intangible assets	57	58
Stock-based compensation expense	29	32
Excess tax benefit from stock-based compensation	(17)	(15)
Deferred income tax provision	10	19
Discontinued operations, net of tax	2	—
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(51)	(389)
Contracts in process	(241)	(14)
Inventories	143	(154)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(114)	(226)
Customer advances and deposits	(230)	198
Income taxes payable	234	215
Other current liabilities	(374)	(121)
Other, net	79	21
Net cash provided by operating activities	210	327
Cash flows from investing activities:
Purchases of available-for-sale securities	(31)	(174)
Maturities of held-to-maturity securities	2	116
Purchases of held-to-maturity securities	(247)	(78)
Capital expenditures	(60)	(61)
Other, net	54	59
Net cash used by investing activities	(282)	(138)
Cash flows from financing activities:
Purchases of common stock	(200)	(314)
Dividends paid	(147)	(157)
Proceeds from option exercises	168	138
Other, net	16	15
Net cash used by financing activities	(163)	(318)
Net cash used by discontinued operations	(3)	—
Net decrease in cash and equivalents	(238)	(129)
Cash and equivalents at beginning of period	2,263	2,613
Cash and equivalents at end of period	$2,025	$2,484
Supplemental cash flow information:
Cash payments for:
Income taxes	$35	$55
Interest	$62	$44

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share amounts or unless otherwise noted)

A.	BASIS OF PREPARATION

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

Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended April 3, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 4, 2010, and April 3, 2011.

We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

B.	ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

We did not acquire any businesses in the first three months of 2011. In 2010, we acquired three businesses for an aggregate of $233 in cash:

Combat Systems

•	A business that demilitarizes, incinerates and disposes of munitions, explosives and explosive wastes in an environmentally safe and efficient manner (on May 12).

Information Systems and Technology

•	A provider of software for military mission planning and execution (on January 8).

•	A U.K. based-company that designs and manufactures sensor and optical surveillance systems for military and security applications (on June 22).

We funded these acquisitions using cash on hand. The operating results of these businesses have been included with our reported results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

Intangible assets consisted of the following:

	December 31 2010			April 3 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets*	$2,421	$(949)	$1,472	$2,426	$(1,000)	$1,426
Trade names and trademarks	483	(58)	425	488	(62)	426
Technology and software	176	(94)	82	176	(97)	79
Other intangible assets	207	(194)	13	207	(195)	12
Total intangible assets	$3,287	$(1,295)	$1,992	$3,297	$(1,354)	$1,943

*	Consists of acquired backlog and probable follow-on work and related customer relationships.

The amortization lives (in years) of our intangible assets on April 3, 2011, were as follows:

	Range of Amortization Life	Weighted Average Amortization Life
Contract and program intangible assets	7-30	17
Trade names and trademarks	30	30
Technology and software	7-13	10
Other intangible assets	7-15	11
Total intangible assets		19

We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense was $57 for the three-month period ended April 4, 2010, and $58 for the three-month period ended April 3, 2011. We expect to record 2011 full-year amortization expense of $226 and annual amortization expense over the next five years as follows:

2012	$219
2013	181
2014	155
2015	150
2016	125

The changes in the carrying amount of goodwill by reporting unit for the three months ended April 3, 2011, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2010	$2,650	$2,828	$198	$6,973	$12,649
Acquisitions	—	—	—	—	—
Other*	17	45	—	12	74
April 3, 2011	$2,667	$2,873	$198	$6,985	$12,723

*	Consists primarily of adjustments for foreign currency translation.

C.	EARNINGS PER SHARE, DIVIDENDS AND COMPREHENSIVE INCOME

Earnings per Share

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares. Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 4 2010	April 3 2011
Basic weighted average shares outstanding	384,823	372,680
Dilutive effect of stock options and restricted stock	4,161	3,683
Diluted weighted average shares outstanding	388,984	376,363

Dividends

Dividends declared per share were $0.42 and $0.47 for the three-month periods ended April 4, 2010, and April 3, 2011, respectively.

Comprehensive Income

Our comprehensive income was $535 and $797 for the three-month periods ended April 4, 2010, and April 3, 2011, respectively. The primary components of our comprehensive income are net earnings and foreign currency translation adjustments of ($57) and $128 for the three-month periods ended April 4, 2010, and April 3, 2011, respectively.

D.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2010, or April 3, 2011.

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

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2010, and April 3, 2011, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2010
Marketable securities:
Available-for-sale	$47	$47	$47	$—
Held-to-maturity	165	165	—	165
Other investments	113	113	55	58
Derivatives	130	130	—	130
Long-term debt, including current portion	(3,203)	(3,436)	—	(3,436)
	April 3, 2011
Marketable securities:
Available-for-sale	$159	$159	$159	$—
Held-to-maturity	128	128	—	128
Other investments	118	118	60	58
Derivatives	189	189	—	189
Long-term debt, including current portion	(3,203)	(3,418)	—	(3,418)

(a)	Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.

(b)	We had no Level 3 financial instruments on December 31, 2010, or April 3, 2011.

The increase from year-end 2010 in marketable securities and derivative instruments represents the majority of the increase in other current assets on the Consolidated Balance Sheet.

E.	CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31 2010	April 3 2011
Contract costs and estimated profits	$15,675	$16,870
Other contract costs	909	932
	16,584	17,802
Advances and progress payments	(11,711)	(12,906)
Total contracts in process	$4,873	$4,896

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for these items were not material on December 31, 2010, or April 3, 2011.

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally after they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our April 3, 2011, contracts-in-process balance during the next 12 months, with the exception of these other contract costs.

F.	INVENTORIES

Our inventories represent primarily business-jet components and are stated at the lower of cost or net realizable value. Work-in-process represents largely labor, material and overhead costs associated with aircraft in the manufacturing process and is based primarily on the estimated average unit cost of the units in a production lot. Raw materials are based primarily on the first-in, first-out method. We record pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value. Inventories consisted of the following:

	December 31 2010	April 3 2011
Work in process	$1,124	$1,204
Raw materials	965	961
Finished goods	69	67
Pre-owned aircraft	—	41
Total inventories	$2,158	$2,273

G.	DEBT

Debt consisted of the following:

	Interest Rate	December 31 2010	April 3 2011
Fixed-rate notes due:
July 2011	1.800%	$749	$750
May 2013	4.250%	1,000	1,000
February 2014	5.250%	997	997
August 2015	5.375%	400	400
Other	Various	57	56
Total debt		3,203	3,203
Less current portion		773	792
Long-term debt		$2,430	$2,411

Fixed-rate Notes

On April 3, 2011, we had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and applicable make-whole amounts. The next material repayment of long-term debt is $750 of fixed-rate notes scheduled to mature in July of 2011. As we approach the maturity date, we will determine whether to repay these notes with cash on hand or refinance the obligation. See Note N for condensed consolidating financial statements.

Commercial Paper

On April 3, 2011, we had no commercial paper outstanding, but we maintain the ability to access the market. We have approximately $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $975 multi-year facility expiring in December 2011 and a $1 billion multi-year facility expiring in July 2013. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or in part, these credit facilities prior to their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on April 3, 2011.

H.	OTHER LIABILITIES

A summary of significant other liabilities by balance sheet caption follows:

	December 31 2010	April 3 2011
Salaries and wages	$773	$681
Workers’ compensation	537	541
Deferred income taxes	383	388
Retirement benefits	254	274
Other (a)	1,256	1,335
Total other current liabilities	$3,203	$3,219
Retirement benefits	$3,596	$3,631
Customer deposits on commercial contracts	1,039	971
Deferred income taxes	220	219
Other (b)	767	743
Total other liabilities	$5,622	$5,564

(a)	Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	INCOME TAXES

Deferred Tax Assets/(Liabilities)

Our net deferred tax liability was included in the Consolidated Balance Sheet as follows:

	December 31 2010	April 3 2011
Current deferred tax asset	$30	$29
Current deferred tax liability	(383)	(388)
Noncurrent deferred tax asset	359	292
Noncurrent deferred tax liability	(220)	(219)
Net deferred tax liability	$(214)	$(286)

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

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on April 3, 2011, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on April 3, 2011, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of two years. On April 3, 2011, we held $2.8 billion in cash and equivalents and marketable securities. Our marketable securities have an average duration of three months and an average credit rating of AA. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

Hedging Activities

We had $4.2 billion in notional forward foreign exchange contracts outstanding on December 31, 2010, and $4.6 billion on April 3, 2011. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

	December 31 2010	April 3 2011
Other current assets:
Designated as cash flow hedges	$128	$188
Not designated as cash flow hedges	35	37
Other current liabilities:
Designated as cash flow hedges	(16)	(19)
Not designated as cash flow hedges	(17)	(17)
Total	$130	$189

We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2010, or April 3, 2011.

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

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material for the three-month periods ended April 4, 2010, and April 3, 2011. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings during the next 12 months to be material.

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

We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 4, 2010, or April 3, 2011. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three months of either 2010 or 2011.

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

Over 20 years of litigation, the trial court (the U.S. Court of Federal Claims) and appeals court (the Court of Appeals for the Federal Circuit) have issued multiple rulings, some in favor of the government and others in favor of the contractors. On May 3, 2007, the trial court issued a decision upholding the default termination. The court did not, however, award any money judgment to the government. On June 2, 2009, a three-judge panel of the appeals court affirmed the trial court’s decision, and on November 24, 2009, the appeals court denied the contractors’ petitions for rehearing. On September 28, 2010, the U.S. Supreme Court granted the contractors’ petition for review as to one issue – whether the government can maintain its default claim against the contractors while invoking the state-secrets privilege to deny the contractors a defense to that claim. Oral arguments were presented on January 18, 2011. The contractors contend that the government should not be permitted to pursue its default claim after stripping the contractors of their superior knowledge defense to that claim by invoking the state-secrets privilege. Additionally, apart from the state-secrets issue, and even if the Supreme Court ultimately were to rule in the government’s favor on that issue, we continue to believe that there are significant legal obstacles to the government’s ability to collect any amount from the contractors given that no court has ever entered a money judgment in favor of the government. Based on the reasons stated above, we have not recorded an accrual for this matter.

If, contrary to our expectations, the default termination is ultimately sustained and the government prevails on its recovery theories, the contractors could collectively be required to repay the government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion on April 3, 2011. This would result in a liability to us of half of the total, or approximately $1.4 billion pretax. Our after-tax charge would be approximately $820, or $2.18 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $730. We believe we have sufficient resources to satisfy our obligation if required.

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

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.7 billion on April 3, 2011. These include letters of credit for our international subsidiaries, which are backed by available local bank credit facilities aggregating approximately $1 billion. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

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

Aircraft Trade-ins. In connection with orders for new aircraft in funded contract backlog, our Aerospace group has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are structured to establish the fair market value of the trade-in aircraft at a date generally 120 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction.

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

The changes in the carrying amount of warranty liabilities for the three-month periods ended April 4, 2010, and April 3, 2011, were as follows:

Three Months Ended	April 4 2010	April 3 2011
Beginning balance	$239	$260
Warranty expense	18	12
Payments	(13)	(13)
Adjustments*	(2)	(1)
Ending balance	$242	$258

*	Includes warranty liabilities assumed in connection with acquisitions, foreign exchange translation adjustments and reclassifications.

L.	RETIREMENT PLANS

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three-month periods ended April 4, 2010, and April 3, 2011, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 4 2010	April 3 2011	April 4 2010	April 3 2011
Service cost	$54	$64	$3	$4
Interest cost	127	129	15	15
Expected return on plan assets	(150)	(150)	(8)	(8)
Recognized net actuarial loss (gain)	17	40	(1)	1
Amortization of prior service credit	(11)	(11)	—	1
Net periodic cost	$37	$72	$9	$13

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

Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	April 4 2010	April 3 2011	April 4 2010	April 3 2011
Aerospace	$1,357	$1,353	$218	$230
Combat Systems	2,002	1,955	269	277
Marine Systems	1,639	1,676	161	167
Information Systems and Technology	2,752	2,814	290	276
Corporate*	—	—	(20)	(21)
	$7,750	$7,798	$918	$929

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans.

N.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Earnings

Three Months Ended April 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,432	$1,318	$—	$7,750
Cost of sales	(3)	5,252	1,097	—	6,346
General and administrative expenses	20	372	94	—	486
Operating earnings	(17)	808	127	—	918
Interest expense	(47)	—	—	—	(47)
Interest income	2	—	1	—	3
Other, net	—	(1)	1	—	—
Earnings from continuing operations before income taxes	(62)	807	129	—	874
Provision for income taxes	(21)	270	26	—	275
Discontinued operations, net of tax	—	—	(2)	—	(2)
Equity in net earnings of subsidiaries	638	—	—	(638)	—
Net earnings	$597	$537	$101	$(638)	$597

Three Months Ended April 3, 2011
Revenues	$—	$6,383	$1,415	$—	$7,798
Cost of sales	(3)	5,192	1,171	—	6,360
General and administrative expenses	22	375	112	—	509
Operating earnings	(19)	816	132	—	929
Interest expense	(36)	—	—	—	(36)
Interest income	2	—	—	—	2
Other, net	1	(1)	1	—	1
Earnings from continuing operations before income taxes	(52)	815	133	—	896
Provision for income taxes	(15)	259	34	—	278
Equity in net earnings of subsidiaries	655	—	—	(655)	—
Net earnings	$618	$556	$99	$(655)	$618

Condensed Consolidating Balance Sheet

December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,608	$—	$1,005	$—	$2,613
Accounts receivable	—	1,538	2,310	—	3,848
Contracts in process	263	3,205	1,405	—	4,873
Inventories
Work in process	—	1,090	34	—	1,124
Raw materials	—	808	157	—	965
Finished goods	—	36	33	—	69
Other current assets	143	147	404	—	694
Total current assets	2,014	6,824	5,348	—	14,186
Noncurrent assets:
Property, plant and equipment	147	4,687	1,125	—	5,959
Accumulated depreciation of PP&E	(42)	(2,448)	(498)	—	(2,988)
Intangible assets	—	1,664	1,623	—	3,287
Accumulated amortization of intangible assets	—	(920)	(375)	—	(1,295)
Goodwill	—	8,322	4,327	—	12,649
Other assets	183	172	392	—	747
Investment in subsidiaries	30,580	—	—	(30,580)	—
Total noncurrent assets	30,868	11,477	6,594	(30,580)	18,359
Total assets	$32,882	$18,301	$11,942	$(30,580)	$32,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$749	$21	$3	$—	$773
Customer advances and deposits	—	2,182	2,283	—	4,465
Other current liabilities	596	3,397	1,946	—	5,939
Total current liabilities	1,345	5,600	4,232	—	11,177
Noncurrent liabilities:
Long-term debt	2,396	29	5	—	2,430
Other liabilities	2,774	2,242	606	—	5,622
Total noncurrent liabilities	5,170	2,271	611	—	8,052
Intercompany	13,051	(13,626)	575	—	—
Shareholders’ equity:
Common stock, including surplus	2,211	6,786	2,360	(9,146)	2,211
Retained earnings	17,076	18,175	3,097	(21,272)	17,076
Treasury stock	(4,535)	—	—	—	(4,535)
Accumulated other comprehensive loss	(1,436)	(905)	1,067	(162)	(1,436)
Total shareholders’ equity	13,316	24,056	6,524	(30,580)	13,316
Total liabilities and shareholders’ equity	$32,882	$18,301	$11,942	$(30,580)	$32,545

Condensed Consolidating Balance Sheet

April 3, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,513	$—	$971	$—	$2,484
Accounts receivable	—	1,536	2,701	—	4,237
Contracts in process	272	3,056	1,568	—	4,896
Inventories
Work in process	—	1,163	41	—	1,204
Raw materials	—	804	157	—	961
Finished goods	—	25	42	—	67
Pre-owned aircraft	—	41	—	—	41
Other current assets	338	198	369	—	905
Total current assets	2,123	6,823	5,849	—	14,795
Noncurrent assets:
Property, plant and equipment	148	4,743	1,169	—	6,060
Accumulated depreciation of PP&E	(43)	(2,490)	(534)	—	(3,067)
Intangible assets	—	1,664	1,633	—	3,297
Accumulated amortization of intangible assets	—	(951)	(403)	—	(1,354)
Goodwill	—	8,323	4,400	—	12,723
Other assets	117	164	369	—	650
Investment in subsidiaries	31,687	—	—	(31,687)	—
Total noncurrent assets	31,909	11,453	6,634	(31,687)	18,309
Total assets	$34,032	$18,276	$12,483	$(31,687)	$33,104
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$750	$39	$3	$—	$792
Customer advances and deposits	—	2,076	2,655	—	4,731
Other current liabilities	759	3,232	1,738	—	5,729
Total current liabilities	1,509	5,347	4,396	—	11,252
Noncurrent liabilities:
Long-term debt	2,397	9	5	—	2,411
Other liabilities	2,779	2,157	628	—	5,564
Total noncurrent liabilities	5,176	2,166	633	—	7,975
Intercompany	13,470	(14,141)	671	—	—
Shareholders’ equity:
Common stock, including surplus	2,263	6,853	1,869	(8,722)	2,263
Retained earnings	17,518	18,918	3,680	(22,598)	17,518
Treasury stock	(4,647)	—	—	—	(4,647)
Accumulated other comprehensive income	(1,257)	(867)	1,234	(367)	(1,257)
Total shareholders’ equity	13,877	24,904	6,783	(31,687)	13,877
Total liabilities and shareholders’ equity	$34,032	$18,276	$12,483	$(31,687)	$33,104

Condensed Consolidating Statement of Cash Flows

Three Months Ended April 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(54)	$273	$(9)	$—	$210
Cash flows from investing activities:
Purchases of held-to-maturity securities	(125)	—	(122)	—	(247)
Business acquisitions, net of cash acquired	—	(48)	—	—	(48)
Other, net	22	8	(17)	—	13
Net cash used by investing activities	(103)	(40)	(139)	—	(282)
Cash flows from financing activities:
Purchases of common stock	(200)	—	—	—	(200)
Proceeds from option exercises	168	—	—	—	168
Dividends paid	(147)	—	—	—	(147)
Other, net	17	—	(1)	—	16
Net cash used by financing activities	(162)	—	(1)	—	(163)
Net cash used by discontinued operations	—	—	(3)	—	(3)
Cash sweep/funding by parent	385	(233)	(152)	—	—
Net decrease in cash and equivalents	66	—	(304)	—	(238)
Cash and equivalents at beginning of period	1,406	—	857	—	2,263
Cash and equivalents at end of period	$1,472	$—	$553	$—	$2,025

Three Months Ended April 3, 2011
Net cash provided by operating activities	$(72)	$636	$(237)	$—	$327
Cash flows from investing activities:
Purchases of available-for-sale securities	(142)	(32)	—	—	(174)
Maturities of held-to-maturity securities	9	—	107	—	116
Other, net	(50)	(17)	(13)	—	(80)
Net cash used by investing activities	(183)	(49)	94	—	(138)
Cash flows from financing activities:
Purchases of common stock	(314)	—	—	—	(314)
Dividends paid	(157)	—	—	—	(157)
Proceeds from option exercises	138	—	—	—	138
Other, net	15	—	—	—	15
Net cash used by financing activities	(318)	—	—	—	(318)
Cash sweep/funding by parent	478	(587)	109	—	—
Net decrease in cash and equivalents	(95)	—	(34)	—	(129)
Cash and equivalents at beginning of period	1,608	—	1,005	—	2,613
Cash and equivalents at end of period	$1,513	$—	$971	$—	$2,484

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

BUSINESS OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding; and communications and information technology. We operate through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate and individual buyers of business aircraft. We operate in two primary markets: defense and national security, and business aviation. The majority of our revenues derive from contracts with the U.S. government. The following discussion should be read in conjunction with our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

RESULTS OF OPERATIONS

Consolidated Overview

Three Months Ended	April 4 2010	April 3 2011	Variance
Revenues	$7,750	$7,798	$48	0.6%
Operating earnings	918	929	11	1.2%
Operating margin	11.8%	11.9%
Net cash provided by operating activities	210	327	117	55.7%

General Dynamics’ revenues increased in the first quarter of 2011 compared with 2010. Our defense revenues were up slightly while aerospace revenues remained steady year over year. The increase in defense revenues was driven by growth in several U.S. Navy programs in the Marine Systems group and information technology (IT) services in the Information Systems and Technology group. Combat Systems revenues were down from 2010 due to reduced volume on U.S. military vehicle programs. In the Aerospace group, higher aircraft manufacturing and services revenues offset reductions in other original equipment manufacturer (OEM) aircraft outfitting work and pre-owned aircraft activity.

Higher operating earnings in the first quarter of 2011 compared with the same period in 2010 resulted in a 10 basis-point increase in overall operating margins in the first quarter. Margins expanded in the Aerospace, Combat Systems and Marine Systems groups. Our Aerospace group continued to benefit from excellent operational performance in the quarter. Our defense businesses retained their focus on program execution, particularly in light of an increasingly challenging defense environment caused by the prolonged resolution of the 2011 U.S. defense budget.

Net cash provided by operating activities was $327 in the first three months of 2011, over 50 percent of net earnings, compared with $210, approximately 35 percent of net earnings, in the same period in 2010. We deployed this cash to fund capital expenditures, repurchase our common stock and pay dividends.

Our net debt – debt less cash and equivalents and marketable securities – was $432 at the end of the first quarter of 2011, down from $1.3 billion at the end of the first quarter of 2010. This decrease in net debt came after the following capital deployments in the past 12 months: $1.3 billion of share repurchases, $641 of dividends paid, $476 of company-sponsored research and development, $371 of capital expenditures, more than $300 of contributions to our retirement plans and $185 spent on acquisitions.

Net interest expense in the first three months of 2011 was $34 compared with $44 in the same period in 2010. The decrease was due largely to the repayment of $700 of fixed-rate notes in the third quarter of 2010. We expect full-year 2011 net interest expense to be approximately $130, subject to capital deployment activities during the year.

Our effective tax rate for the first three months of 2011 was 31 percent compared with 31.5 percent in the same period in 2010. We anticipate a full-year 2011 effective tax rate of approximately 31 percent, compared with 30.7 percent in 2010. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

Aerospace

Three Months Ended	April 4 2010	April 3 2011	Variance
Revenues	$1,357	$1,353	$(4)	(0.3)%
Operating earnings	218	230	12	5.5%
Operating margin	16.1%	17.0%
Gulfstream aircraft deliveries (in units):
Green	28	24	(4)	(14.3)%
Outfitted	17	24	7	41.2%

The Aerospace group’s revenues were steady year over year. Higher volume in aircraft manufacturing operations and continued growth in aircraft services activity were offset by a reduction in aircraft outfitting work for other OEMs and pre-owned aircraft sales.

The group delivered fewer green Gulfstream aircraft in the first quarter of 2011 compared with the first three months of 2010. Manufacturing revenues were stable despite the reduced deliveries as a result of a more favorable mix of aircraft deliveries, which included fewer mid-cabin aircraft. The group’s five-week aircraft manufacturing furlough in mid-2009 resulted in a temporary decline in outfitted deliveries in the first quarter of 2010. Outfitted deliveries have since increased, resulting in higher revenues in the first quarter of 2011. Decreased OEM production across the broader business-jet market and production delays on narrow- and wide-body commercial aircraft resulted in a decline in completions work at Jet Aviation.

Growth in aircraft services activity throughout 2010 continued into the first quarter of 2011, with both Gulfstream and Jet Aviation maintenance and repair work, fixed-base operations and aircraft management services increasing in the first quarter of 2011. This increase reflects the growing installed base of business-jet aircraft and increased aircraft utilization.

Additionally, the group sold no pre-owned aircraft in the first quarter of 2011 compared with three in 2010. We took in two trade-in aircraft in the quarter, one of which was available for sale and one under contract at quarter end.

The group’s operating earnings were up compared with the first quarter of 2010. The increase in the group’s earnings consisted of the following:

Aircraft manufacturing and outfitting	$15
Aircraft services	9
Pre-owned aircraft	—
SG&A/other	(12)
Total increase in operating earnings	$12

The group’s aircraft manufacturing and outfitting earnings increased compared with 2010 due to the growth in aircraft manufacturing volume and improved pricing on large-cabin units delivered in 2011. First quarter 2011 earnings included revenue from liquidated damages associated with a fleet customer’s determination not to purchase aircraft under a multi-year delivery contract. The liquidated damages recognized in connection with this single transaction contributed favorably to the group’s margins in the quarter but were slightly less than the damages received in the year-ago quarter when the group experienced a number of customer defaults. Jet Aviation continues to take steps to improve its performance, although earnings from its completions business were down compared with the first quarter of 2010.

Consistent with the increased volume, aircraft services earnings continued to improve from the comparative 2010 period. Margins were up slightly compared with the first quarter of 2010 due to a favorable mix of service work.

The group’s operating earnings in the first quarter of 2011 were also impacted by higher SG&A activities associated with selling and marketing expenses.

As a result of the factors discussed above, the group’s overall operating margins increased 90 basis points in the quarter compared with the same prior-year period.

We expect full-year 2011 Aerospace revenues to increase approximately 15 to 16 percent over 2010 and full-year operating margins to be approximately 15.5 to 16 percent. This outlook assumes initial green deliveries of the group’s new G650 aircraft later this year and sustained growth in aircraft services. On April 2, 2011, one of the five test aircraft used in flight testing for the ultra-large-cabin, ultra-high-speed G650 program crashed. We are cooperating fully with the National Transportation Safety Board (NTSB) in its investigation of the accident and working closely with the Federal Aviation Administration (FAA) on progressing toward G650 type certification. While we have temporarily suspended flight activity for the remaining four test aircraft, other certification activities and production work on the G650 program continue. The impact on the aircraft’s certification and initial green delivery schedule is currently unknown.

Combat Systems

Three Months Ended	April 4 2010	April 3 2011	Variance
Revenues	$2,002	$1,955	$(47)	(2.3)%
Operating earnings	269	277	8	3.0%
Operating margin	13.4%	14.2%

The Combat Systems group’s revenues were down in the first quarter of 2011 compared with the same period in 2010 due to reduced activity in the group’s U.S. military vehicle business. The decrease in the group’s revenues consisted of the following:

U.S. military vehicles	$(101)
Weapon systems and munitions	12
European military vehicles	42
Total decrease in revenues	$(47)

In the group’s U.S. military vehicle business, volume was down on the Abrams main battle tank and Expeditionary Fighting Vehicle (EFV) programs. The reductions related primarily to less refurbishment and upgrade work for the Abrams tank, consistent with our expectations, and a decline in EFV activity as the system design and development contract concludes. Increased volume on the group’s foreign military sales (FMS) contract to provide light armored vehicles to an international military customer partially offset the decline in revenues.

In the group’s weapon systems and munitions businesses, revenues were up modestly in the first quarter compared with the same prior-year period. The growth resulted from increased sales of heavy-payload axles in both the military and commercial markets.

Revenues in the group’s European military vehicle business increased in the first quarter of 2011 due largely to a higher volume of sales of Duro and EAGLE wheeled military vehicles to a variety of European customers and the start-up of the Specialist Vehicle (SV) program for the United Kingdom. The group is designing and co-producing seven prototype vehicles under the SV program in coordination with our U.K. business in the Information Systems and Technology group.

Despite the decrease in revenues, the Combat Systems group’s operating earnings increased in the first quarter of 2011, resulting in an 80 basis-point margin improvement compared with the first quarter of 2010. Margins were up as a result of productivity improvements across the group and a favorable contract mix, including reduced engineering and development work.

We expect full-year 2011 Combat Systems revenues to be approximately $9 billion, consistent with 2010, as growth in international vehicle contracts, particularly in the second half of the year, offsets a reduction in volume on some of the group’s U.S. vehicle programs. We expect full-year operating margins for the group to be approximately 14 percent.

Marine Systems

Three Months Ended	April 4 2010	April 3 2011	Variance
Revenues	$1,639	$1,676	$37	2.3%
Operating earnings	161	167	6	3.7%
Operating margin	9.8%	10.0%

The Marine Systems group’s revenues increased in the first quarter of 2011 over the same prior-year period as growth in several U.S. Navy programs was partially offset by a decline in commercial ship construction. The increase in the group’s revenues consisted of the following:

Multi-year Navy ship construction	$5
Other Navy ship design, construction, engineering and repair	64
Commercial ship construction	(32)
Total increase in revenues	$37

The group’s multi-year Navy ship-construction programs include Virginia-class submarines, DDG-51 and DDG-1000 destroyers, and T-AKE combat-logistics ships. The group has been accelerating construction of Virginia-class submarines over the past several years to achieve a build rate of two boats per year in 2011. This resulted in moderately higher volume on the program in the first quarter of 2011. The group is completing the last three boats under the Block II contract and has begun the first three boats under the Block III contract. Deliveries of the remaining 11 boats under contract are scheduled through 2018. Subsequent to the end of the quarter, in connection with the passage of the 2011 U.S. defense budget we received funding for the second 2011 boat.

Destroyer program revenues decreased in the first quarter of 2011 due largely to the timing of contract awards and construction activities. Volume was down on the DDG-51 program as the current multi-ship contract nears completion. The remaining two DDG-51 destroyers under contract are scheduled for delivery in 2011 and 2012. Based on the Navy’s plans to continue the DDG-51 program, the group expects to receive an award for an additional DDG-51 in 2011, following funding for long-lead material for this ship in 2010. Revenues were also down slightly on the DDG-1000 destroyer program. Delivery of the first DDG-1000 is scheduled for 2014. The group was awarded long-lead construction for the second ship and long-lead material for the third ship in 2010, with construction contracts for these ships expected in 2011. The group expects to complete contract negotiations with the U.S. Navy for the second and third ships in this class in the second quarter of 2011.

Activity on the group’s T-AKE program was up in the first quarter of 2011 as the group continued construction on the remaining ships under contract. Deliveries of the remaining three ships are scheduled through 2012. Volume is also up on the Mobile Landing Platform program. Advanced design efforts continue in anticipation of a construction award this year following funding in the 2011 U.S. defense budget.

While the net impact of these ship-construction programs resulted in essentially steady revenues compared with 2010, volume was up on engineering and repair programs for the Navy. Revenues were up in the first quarter of 2011 on the group’s engineering work associated with the next-generation ballistic-missile submarine under development for the Navy. Additionally, the group’s repair work continued to increase in the first quarter of 2011 following significant growth in 2009 and 2010, particularly at our West Coast operation.

In 2010, the group completed construction of a five-ship commercial product-carrier program, resulting in a decrease in commercial shipbuilding revenues in 2011. Given the success of the program, the age of the fleet of Jones Act ships and environmental regulations that require double-hull tankers and impose emission control limits, we anticipate additional commercial program opportunities as the economy continues to recover.

The group’s 2011 operating earnings increased at a slightly higher rate than revenues, resulting in an increase in margins compared with the first quarter of 2010 despite a continuing shift in contract mix from the fixed-price DDG-51 program to the cost-reimbursable DDG-1000 contract and from the mature Block II Virginia-class contract to the Block III contract. Strong performance on the T-AKE contract contributed significantly to the margin increase.

We expect Marine Systems 2011 revenues to remain near 2010 revenues of approximately $6.7 billion as increased Virginia-class production and submarine engineering activity are offset by lower DDG-51, T-AKE and commercial volume. For the year, we expect the group to achieve operating margins in the low-9 percent range, down from 2010. Margins are expected to decrease throughout the year due to the continued mix shift in ship-construction programs and the start-up of new production contracts.

Information Systems and Technology

Three Months Ended	April 4 2010	April 3 2011	Variance
Revenues	$2,752	$2,814	$62	2.3%
Operating earnings	290	276	(14)	(4.8)%
Operating margin	10.5%	9.8%

The Information Systems and Technology group’s revenues increased in the first quarter of 2011 over the same period in 2010. Increased revenues in the group’s information technology (IT) services business were offset in part by a decline in revenue in the group’s tactical communications and intelligence, surveillance and reconnaissance (ISR) businesses. The increase in the group’s revenues consisted of the following:

Tactical communication systems	$(33)
IT services	124
ISR systems	(29)
Total increase in revenues	$62

Revenues in the tactical communication systems business decreased in the first quarter of 2011 compared with 2010 due to lower volume on the Warfighter Information Network – Tactical (WIN-T) battlefield communications system and several programs at the group’s Canadian operation, including the Canadian Maritime Helicopter Project (MHP). The group received an award in the first quarter of 2011 for low-rate initial production of equipment under the second increment of the WIN-T program, and we expect activity under this contract to increase starting in the second quarter. Revenues in the group’s United Kingdom-based operation were steady, as lower volume on the BOWMAN contract, which is now in the maintenance and long-term support and enhancement phase of the program, was offset by higher volume on the demonstration phase of the U.K. Ministry of Defence Specialist Vehicle program.

In the group’s IT services business, volume increased on IT support and modernization programs for the intelligence community, including the New Campus East (NCE) contract, as well as several programs associated with the Base Realignment and Closure (BRAC) facility changes, including the Walter Reed National Military Medical Center and Mark Center facilities. Revenue was also up on the group’s Network-Centric Solutions (NETCENTS) program, which provides network support for federal agencies.

Revenue was down in the first quarter in the group’s ISR business due largely to the sale of a satellite facility in the first quarter of 2010 and the completion of several signals intelligence programs in early 2011.

The Information Systems and Technology group’s operating earnings and operating margins decreased in the first quarter of 2011 as a result of a shift in contract mix and an increasingly competitive and price-sensitive market for IT services. The significant sales growth in our IT services business in the quarter reduced the group’s overall margin.

We expect full-year revenues in the Information Systems and Technology group to grow approximately 3 to 5 percent. We expect this growth to be spread among each of the group’s businesses, particularly in the areas of tactical communication systems and IT services for intelligence and federal civilian customers. We expect the group’s margins to remain above 10 percent for the year, with margins increasing throughout the year as higher-margin product sales increase.

Corporate

Corporate results consist primarily of compensation expense for stock options and a portion of the results from our commercial pension plans. Corporate operating expenses totaled approximately $20 in the first quarter of both 2010 and 2011. We expect 2011 full-year Corporate operating expense of approximately $90.

BACKLOG

Our total backlog was $57.6 billion on April 3, 2011, down 3 percent from the fourth quarter of 2010. Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts, unexercised options associated with existing firm contracts or options to purchase new aircraft, which we refer to collectively as estimated potential contract value. At the end of the first quarter of 2011, our estimate of this potential contract value was $20.6 billion compared with $21.8 billion at the end of 2010.

The following table details the backlog and the total estimated contract value of each business group at the end of the fourth quarter of 2010 and the first quarter of 2011:

April 3, 2011	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$17,499	$361	$17,860	$—	$17,860
Combat Systems	10,289	1,092	11,381	4,925	16,306
Marine Systems	8,113	10,540	18,653	549	19,202
Information Systems and Technology	7,958	1,724	9,682	15,119	24,801
Total	$43,859	$13,717	$57,576	$20,593	$78,169

December 31, 2010
Aerospace	$17,443	$378	$17,821	$1,361	$19,182
Combat Systems	10,908	892	11,800	4,645	16,445
Marine Systems	7,050	13,069	20,119	584	20,703
Information Systems and Technology	7,978	1,843	9,821	15,196	25,017
Total	$43,379	$16,182	$59,561	$21,786	$81,347

Aerospace

Aerospace funded backlog represents orders for which we have definitive purchase contracts and deposits from the customer. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. Aerospace estimated potential contract value represents options to purchase new aircraft and long-term agreements with fleet customers. The group ended the first quarter of 2011 with $17.9 billion of backlog, following its second consecutive quarterly increase. In the first quarter of 2011, a fleet customer informed us of its intent not to purchase 40 large-cabin aircraft, which were scheduled to be delivered over the next five years. We have, therefore, removed these aircraft from the group’s estimated potential contract value. The impact to annual scheduled deliveries is not material.

Order activity in 2011 remains strong, with continued order interest from emerging markets, particularly the Asia-Pacific region. Additionally, we experienced the lowest amount of customer defaults in the backlog since the third quarter of 2008, an indication of the sustained improvement in the business-jet market. Backlog in the group’s large-cabin segment remains well-positioned, with an 18- to 24-month period between customer order and delivery of in-service aircraft.

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

Customers use IDIQ contracts for several reasons, including expanding the field of available contractors to maximize competition under a given program or when they have not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. These agreements, which set forth the majority of the contractual terms, including prices, are funded as delivery orders are placed. A significant portion of our estimated potential contract value is composed of multiple-award IDIQ contracts in which we are one of several companies competing for task orders. We include only our estimate of the value we will receive under these arrangements. The estimated contract value also includes IDIQ contracts for which we have been designated as the sole-source supplier to design, develop, produce and integrate complex products and systems over several years for the military or other government agencies. We believe the customers intend to fully implement these products and systems. Because the value of these arrangements is subject to the customer’s future exercise of an indeterminate quantity of delivery orders, we recognize these contracts in backlog only when they are funded.

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

Almost 75 percent of the decline in our defense business backlog from the fourth quarter of 2010 was in the Marine Systems group, which traditionally receives large, multi-year awards and works that backlog down in subsequent periods. Backlog was impacted in part by a delay in orders associated with the government’s continuing resolution (CR), which funded the Pentagon at fiscal year 2010 funding levels throughout the first quarter of 2011. Despite the difficult business environment associated with budget pressures and delays, our defense businesses each experienced continued demand for their products and services during the first quarter of 2011, with several notable contract awards.

Combat Systems awards included the following:

•	$325 from the Israeli Ministry of Defense for Merkava Armored Personnel Carrier (APC) hulls and material kit sets.

•	$155 from the U.S. Marine Corps for ammunition for the Expeditionary Fire Support System. The contract has a maximum potential value of $195 if all options are exercised.

•	$45 from the U.S. Army for training ammunition.

•	$35 from the Army for munitions demilitarization. The contract has a maximum potential value of $165 over five years if all options are exercised.

Marine Systems awards included the following:

•	$55 from the U.S. Navy for engineering, design and technical services for the DDG-1000 destroyer program, bringing the total value in backlog to approximately $815.

Information Systems and Technology awards included the following:

•

$295 from the Army under the WIN-T program for low-rate initial production of equipment under the second increment of the program. The second increment adds on-the-move command-and-control capabilities to the tactical communication network.

•	$100 from the Army for ruggedized computing equipment under the Common Hardware/Software III (CHS-3) program, bringing the total value in backlog to $230.

•

$90 from Austal USA for combat and seaframe control systems for the next Littoral Combat Ship (LCS). Options to provide these systems for eight additional ships will be recognized as orders as they are exercised over the next five years.

•	$65 under the Mobile User Objective System (MUOS) program for development of the Navy’s next-generation tactical satellite communication system.

•	$55 for networking and computing products and support under the Network-Centric Solutions (NETCENTS) program, bringing the total value in backlog to $215.

•	$30 from the Army to operate its Supply Support Activity (SSA) in Kuwait. The contract has a maximum potential value of $175 over five years if all options are exercised.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2011 with a cash balance of $2.5 billion, compared with $2.6 billion at the end of 2010. Our net debt was $432, essentially unchanged from the end of 2010. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first three months of 2010 and 2011.

Operating Activities

We generated cash from operating activities of $327 in the first three months of 2011 compared with $210 in the same period in 2010. The primary driver of cash flows in both periods was net earnings, offset by growth in operating working capital (OWC). The increase in OWC in the first three months of 2011 is due primarily to timing of contract payments, and we expect this growth to reverse over the remainder of the year.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.5 billion at April 3, 2011. If this were the outcome, we would owe half of the total, or approximately $1.4 billion pretax. Our after-tax cash obligation would be approximately $730. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.

Investing Activities

We used $138 for investing activities in the first three months of 2011 compared with $282 in the same period in 2010. The primary uses of cash in investing activities were capital expenditures and purchases of marketable securities. Investing activities also include proceeds received from the sale of assets and marketable securities. We expect full-year capital expenditures to be less than 2 percent of revenues, up slightly from 2010 due largely to the seven-year facilities expansion project at the Aerospace group’s Savannah campus announced in 2010. As a result of lower market interest rates, we have expanded our investments in available-for-sale and held-to-maturity securities in recent years to generate additional return. We had net purchases of $77 in the first three months of 2011 and net purchases of $229 in the first three months of 2010. We did not complete any acquisitions in the first quarter of 2011. We completed one acquisition for $48 in the first three months of 2010. We used cash on hand to fund this acquisition. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity.

Financing Activities

Net cash used for financing activities was $318 in the three-month period ended April 3, 2011, compared with $163 in the same period in 2010. Our financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

We had no commercial paper outstanding at the end of the first quarter. We have approximately $2 billion in bank credit facilities that have not been drawn upon. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission. The next material repayment of long-term debt is $750 of fixed-rate notes scheduled to mature in July of 2011. As we approach the maturity date, we will determine whether to repay these notes with cash on hand or refinance the obligation.

On March 2, 2011, our board of directors declared an increased quarterly dividend of $0.47 per share – the 14th consecutive annual increase. The board had previously increased the quarterly dividend to $0.42 per share in March 2010.

In the first three months of 2011, we repurchased 3.1 million of our outstanding shares on the open market at an average price of $75 per share. In the first three months of 2010, we repurchased 2.9 million shares at an average price of $68 per share. On April 3, 2011, approximately 6.9 million shares remained authorized by our board of directors for repurchase – about 2 percent of our total shares outstanding. We expect to continue to repurchase shares as part of our capital deployment activities in the future.

Non-GAAP Management Metrics – Free Cash Flow

Our free cash flow from operations for the first three months of 2011 was $266 compared with $150 for the same period in 2010. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Three Months Ended	April 4 2010	April 3 2011
Net cash provided by operating activities	$210	$327
Capital expenditures	(60)	(61)
Free cash flow from operations	$150	$266
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	35%	53%
Free cash flow from operations	25%	43%

Cash generation was strong across all areas of the business. We expect to continue to generate funds from operations in excess of our short- and long-term liquidity needs and believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

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

Application of Critical Accounting Policies

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to long-term contracts and programs, goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and contingencies and litigation. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on April 3, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 3, 2011, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	expected recovery on contract claims and requests for equitable adjustment;

•	changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;

•	potential for changing prices for energy and raw materials and

•	the status or outcome of legal and/or regulatory proceedings.

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares that May Yet Be Purchased Under the Program (a)
Pursuant to Share Buyback Program
1/1/11 - 1/30/11	—	$—	—	—
1/31/11 - 2/27/11	330,646	$75.80	330,646	9,669,354
2/28/11 - 4/3/11	2,800,941	$74.88	2,800,941	6,868,413

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (b)
1/1/11 - 1/30/11	140,933	$70.22
1/31/11 - 2/27/11	—	$—
2/28/11 - 4/3/11	—	$—

Total	3,272,520	$74.77

(a)	On February 2, 2011, with no shares remaining under a prior authorization, the board of directors authorized management to repurchase up to 10 million of common stock on the open market. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

(b)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

We did not make any unregistered sales of equity securities in the first quarter.

ITEM 6. EXHIBITS

10.1	General Dynamics Corporation Supplemental Savings and Stock Investment Plan, amended and restated as of January 1, 2009 (incorporating amendments through March 31, 2011)*

10.2	General Dynamics Corporation Supplemental Retirement Plan, restated effective January 1, 2010 (incorporating amendments through March 31, 2011)*

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ Jason W. Aiken
Jason W. Aiken
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: May 3, 2011