Form 10-Q
period 2011-07-03
GENERAL DYNAMICS CORP
filed 2011-08-03
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

361,764,830 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 3, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	December 31 2010	(Unaudited) July 3 2011
ASSETS
Current assets:
Cash and equivalents	$2,613	$2,157
Accounts receivable	3,848	4,229
Contracts in process	4,873	5,006
Inventories	2,158	2,382
Other current assets	694	899
Total current assets	14,186	14,673
Noncurrent assets:
Property, plant and equipment, net	2,971	3,048
Intangible assets, net	1,992	1,945
Goodwill	12,649	12,888
Other assets	747	807
Total noncurrent assets	18,359	18,688
Total assets	$32,545	$33,361
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$773	$772
Accounts payable	2,736	2,630
Customer advances and deposits	4,465	4,865
Other current liabilities	3,203	3,226
Total current liabilities	11,177	11,493
Noncurrent liabilities:
Long-term debt	2,430	2,409
Other liabilities	5,622	5,534
Commitments and contingencies (See Note K)
Total noncurrent liabilities	8,052	7,943
Shareholders’ equity:
Common stock	482	482
Surplus	1,729	1,820
Retained earnings	17,076	18,000
Treasury stock	(4,535)	(5,417)
Accumulated other comprehensive loss	(1,436)	(960)
Total shareholders’ equity	13,316	13,925
Total liabilities and shareholders’ equity	$32,545	$33,361

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	July 4 2010	July 3 2011
Revenues:
Products	$5,415	$5,055
Services	2,689	2,824
	8,104	7,879
Operating costs and expenses:
Products	4,328	4,005
Services	2,313	2,420
General and administrative	478	505
	7,119	6,930
Operating earnings	985	949
Interest, net	(42)	(31)
Other, net	2	41
Earnings from continuing operations before income taxes	945	959

Provision for income taxes, net	294	293
Earnings from continuing operations	651	666

Discontinued operations, net of tax	(3)	(13)

Net earnings	$648	$653

Earnings per share
Basic:
Continuing operations	$1.70	$1.81
Discontinued operations	(0.01)	(0.04)
Net earnings	$1.69	$1.77
Diluted:
Continuing operations	$1.68	$1.79
Discontinued operations	(0.01)	(0.03)
Net earnings	$1.67	$1.76

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Six Months Ended
(Dollars in millions, except per share amounts)	July 4 2010	July 3 2011
Revenues:
Products	$10,577	$10,116
Services	5,277	5,561
	15,854	15,677
Operating costs and expenses:
Products	8,472	8,014
Services	4,515	4,771
General and administrative	964	1,014
	13,951	13,799
Operating earnings	1,903	1,878
Interest, net	(86)	(65)
Other, net	2	42
Earnings from continuing operations before income taxes	1,819	1,855

Provision for income taxes, net	569	571
Earnings from continuing operations	1,250	1,284

Discontinued operations, net of tax	(5)	(13)

Net earnings	$1,245	$1,271

Earnings per share
Basic:
Continuing operations	$3.25	$3.47
Discontinued operations	(0.01)	(0.04)
Net earnings	$3.24	$3.43
Diluted:
Continuing operations	$3.21	$3.43
Discontinued operations	(0.01)	(0.03)
Net earnings	$3.20	$3.40

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 4 2010	July 3 2011
Cash flows from operating activities:
Net earnings	$1,245	$1,271
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	171	172
Amortization of intangible assets	112	116
Stock-based compensation expense	58	64
Excess tax benefit from stock-based compensation	(19)	(21)
Deferred income tax provision	30	34
Discontinued operations, net of tax	5	13
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	151	(385)
Contracts in process	(414)	(132)
Inventories	161	(224)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	26	(103)
Customer advances and deposits	(633)	283
Other, net	(206)	(12)
Net cash provided by operating activities	687	1,076
Cash flows from investing activities:
Purchases of held-to-maturity securities	(304)	(278)
Purchases of available-for-sale securities	(170)	(257)
Maturities of held-to-maturity securities	264	221
Capital expenditures	(123)	(152)
Business acquisitions, net of cash acquired	(237)	—
Other, net	124	215
Net cash used by investing activities	(446)	(251)
Cash flows from financing activities:
Purchases of common stock	(511)	(1,121)
Dividends paid	(310)	(333)
Proceeds from option exercises	157	175
Other, net	16	(2)
Net cash used by financing activities	(648)	(1,281)
Net cash used by discontinued operations	(3)	—
Net decrease in cash and equivalents	(410)	(456)
Cash and equivalents at beginning of period	2,263	2,613
Cash and equivalents at end of period	$1,853	$2,157
Supplemental cash flow information:
Cash payments for:
Income taxes	$523	$534
Interest	$83	$66

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share amounts or unless otherwise noted)

A.	BASIS OF PREPARATION

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

Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended July 3, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 4, 2010, and July 3, 2011.

We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q, except for the issuance and repayment of fixed-rate notes discussed in Note G.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

B.	ACQUISITIONS, DIVESTITURES, INTANGIBLE ASSETS AND GOODWILL

We did not acquire any businesses in the first six months of 2011. In 2010, we acquired three businesses for an aggregate of $233 in cash:

Combat Systems

•	A business that demilitarizes, incinerates and disposes of munitions, explosives and explosive wastes in an environmentally safe and efficient manner (on May 12).

Information Systems and Technology

•	A provider of software for military mission planning and execution (on January 8).

•	A U.K. based-company that designs and manufactures sensor and optical surveillance systems for military and security applications (on June 22).

We funded these acquisitions using cash on hand. The operating results of these businesses have been included with our reported results since the respective closing dates of the acquisitions. The purchase prices of these businesses have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

In the second quarter of 2011, we sold the detection systems portion of the weapons systems business in our Combat Systems group. The pretax gain of $38 on the sale was reported in other income in the Consolidated Statement of Earnings. The proceeds from the sale are included in investing activities in the Consolidated Statement of Cash Flows.

Intangible assets consisted of the following:

	December 31 2010			July 3 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets*	$2,421	$(949)	$1,472	$2,430	$(1,032)	$1,398
Trade names and trademarks	483	(58)	425	529	(70)	459
Technology and software	176	(94)	82	180	(103)	77
Other intangible assets	207	(194)	13	207	(196)	11
Total intangible assets	$3,287	$(1,295)	$1,992	$3,346	$(1,401)	$1,945

*	Consists of acquired backlog and probable follow-on work and related customer relationships.

The amortization lives (in years) of our intangible assets on July 3, 2011, were as follows:

	Range of Amortization Life	Weighted Average Amortization Life
Contract and program intangible assets	7-30	17
Trade names and trademarks	30	30
Technology and software	7-13	11
Other intangible assets	7-15	11
Total intangible assets		20

We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense was $55 and $112 for the three- and six-month periods ended July 4, 2010, and $58 and $116 for the three- and six-month periods ended July 3, 2011. We expect to record 2011 full-year amortization expense of $229 and annual amortization expense over the next five years as follows:

2012	$225
2013	186
2014	158
2015	155
2016	127

The changes in the carrying amount of goodwill by reporting unit for the six months ended July 3, 2011, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2010	$2,650	$2,828	$198	$6,973	$12,649
Acquisitions	—	—	—	—	—
Other*	179	45	—	15	239
July 3, 2011	$2,829	$2,873	$198	$6,988	$12,888

*	Consists primarily of adjustments for foreign currency translation.

C.	EARNINGS PER SHARE, DIVIDENDS AND COMPREHENSIVE INCOME

Earnings per Share

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares. Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4 2010	July 3 2011	July 4 2010	July 3 2011
Basic weighted average shares outstanding	384,304	367,961	384,563	370,320
Dilutive effect of stock options and restricted stock	4,228	3,456	4,194	3,569
Diluted weighted average shares outstanding	388,532	371,417	388,757	373,889

Dividends

Dividends declared per share were $0.42 and $0.84 for the three- and six-month periods ended July 4, 2010, respectively, and $0.47 and $0.94 for the three- and six-month periods ended July 3, 2011, respectively.

Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Six Months Ended
	July 4 2010	July 3 2011	July 4 2010	July 3 2011
Net earnings	$648	$653	$1,245	$1,271
Foreign currency translation adjustments	(103)	257	(160)	385
Other	1	40	(4)	91
Comprehensive income	$546	$950	$1,081	$1,747

D.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2010, or July 3, 2011.

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

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2010, and July 3, 2011, and the basis for determining their fair values:

Financial assets (liabilities) (a)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
	December 31, 2010
Marketable securities:
Available-for-sale	$47	$47	$47	$—
Held-to-maturity	165	165	—	165
Other investments	113	113	55	58
Derivatives	130	130	—	130
Long-term debt, including current portion	(3,203)	(3,436)	—	(3,436)
	July 3, 2011
Marketable securities:
Available-for-sale	$175	$175	$175	$—
Held-to-maturity	219	219	—	219
Other investments	118	118	57	61
Derivatives	223	223	—	223
Long-term debt, including current portion	(3,181)	(3,411)	—	(3,411)

(a)	We had no Level 3 financial instruments on December 31, 2010, or July 3, 2011.

(b)	Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.

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

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31 2010	July 3 2011
Contract costs and estimated profits	$15,675	$17,109
Other contract costs	909	931
	16,584	18,040
Advances and progress payments	(11,711)	(13,034)
Total contracts in process	$4,873	$5,006

Contract costs consist primarily of labor and material costs and related overhead and general and administrative (G&A) expenses. Contract costs also include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for these items were not material on December 31, 2010, or July 3, 2011.

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally after they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. This business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. However, if the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our July 3, 2011, contracts-in-process balance during the next 12 months, with the exception of these other contract costs.

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

	December 31 2010	July 3 2011
Work in process	$1,124	$1,305
Raw materials	965	988
Finished goods	69	79
Pre-owned aircraft	—	10
Total inventories	$2,158	$2,382

G.	DEBT

Debt consisted of the following:

	Interest Rate	December 31 2010	July 3 2011
Fixed-rate notes due:
July 2011	1.800%	$749	$750
May 2013	4.250%	1,000	1,000
February 2014	5.250%	997	997
August 2015	5.375%	400	400
Other	Various	57	34
Total debt		3,203	3,181
Less current portion		773	772
Long-term debt		$2,430	$2,409

Fixed-rate Notes

On July 3, 2011, we had outstanding $3.1 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and applicable make-whole amounts. Subsequent to the end of the quarter, we issued $1.5 billion of fixed-rate notes in $500 increments due in January 2015, July 2016 and July 2021. We used the proceeds from these notes in part to repay $750 of fixed-rate notes on their scheduled maturity date in July of 2011. See Note N for condensed consolidating financial statements.

Commercial Paper

On July 3, 2011, we had no commercial paper outstanding, but we maintain the ability to access the market. We have $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2013 and a new $1 billion multi-year facility expiring in July 2016 that replaces a $975 facility that was set to expire in December of 2011. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or in part, these credit facilities prior to their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on July 3, 2011.

H.	OTHER LIABILITIES

A summary of significant other liabilities by balance sheet caption follows:

	December 31 2010	July 3 2011
Salaries and wages	$773	$779
Workers’ compensation	537	542
Deferred income taxes	383	452
Retirement benefits	254	268
Other (a)	1,256	1,185
Total other current liabilities	$3,203	$3,226
Retirement benefits	$3,596	$3,664
Customer deposits on commercial contracts	1,039	922
Deferred income taxes	220	231
Other (b)	767	717
Total other liabilities	$5,622	$5,534

(a)	Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	INCOME TAXES

Deferred Tax Assets/(Liabilities)

Our net deferred tax liability was included in the Consolidated Balance Sheet as follows:

	December 31 2010	July 3 2011
Current deferred tax asset	$30	$27
Current deferred tax liability	(383)	(452)
Noncurrent deferred tax asset	359	333
Noncurrent deferred tax liability	(220)	(231)
Net deferred tax liability	$(214)	$(323)

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

The IRS concluded its examination of our 2007 to 2009 tax returns in the second quarter of 2011. The result of this examination did not have a material impact on our results of operations, financial condition, cash flows, or effective tax rate.

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

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on July 3, 2011, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on July 3, 2011, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years for a portion of the portfolio. On July 3, 2011, we held $2.6 billion in cash and equivalents and marketable securities. Our marketable securities have an average duration of seven months and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

Hedging Activities

We had $4.2 billion in notional forward foreign exchange contracts outstanding on December 31, 2010, and $4.3 billion on July 3, 2011. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

	December 31 2010	July 3 2011
Other current assets:
Designated as cash flow hedges	$128	$214
Not designated as cash flow hedges	35	50
Other current liabilities:
Designated as cash flow hedges	(16)	(20)
Not designated as cash flow hedges	(17)	(21)
Total	$130	$223

We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2010, or July 3, 2011.

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

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material for the three- and six-month periods ended July 4, 2010, and July 3, 2011. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings during the next 12 months to be material.

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

We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 4, 2010, or July 3, 2011. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three or six months of either 2010 or 2011.

K.	COMMITMENTS AND CONTINGENCIES

Litigation

Termination of A-12 Program. The A-12 aircraft contract was a fixed-price incentive contract for the full-scale development and initial production of the carrier-based Advanced Tactical Aircraft with the U.S. Navy and a team composed of contractors General Dynamics and McDonnell Douglas (now a subsidiary of The Boeing Company). In January 1991, the U.S. Navy terminated the contract for default and demanded that the contractors repay $1.4 billion in unliquidated progress payments. Following the termination, the Navy agreed to defer the collection of that amount pending a negotiated settlement or other resolution. Both contractors had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination.

Over 20 years of litigation, the trial court (the U.S. Court of Federal Claims), appeals court (the Court of Appeals for the Federal Circuit), and the U.S. Supreme Court have issued various rulings, some in favor of the government and others in favor of the contractors.

On May 3, 2007, the trial court issued a decision upholding the government’s determination of default. This decision was affirmed by a three-judge panel of the appeals court on June 2, 2009, and on November 24, 2009, the court of appeals denied the contractors’ petitions for rehearing. On September 28, 2010, the U.S. Supreme Court granted the contractors’ petitions for review as to whether the government can maintain its default claim against the contractors while invoking the state-secrets privilege to deny the contractors a defense to that claim.

On May 23, 2011, the U.S. Supreme Court vacated the judgment of the court of appeals, stating that the contractors had a plausible superior knowledge defense that had been stripped from them as a consequence of the government’s assertion of the state-secrets privilege. In particular, the U.S. Supreme Court held that, in that circumstance, neither party can obtain judicial relief.

In addition, the U.S. Supreme Court remanded the case to the court of appeals for further proceedings on whether the government has an obligation to share its superior knowledge with respect to highly classified information, whether the government has such an obligation when the agreement specifies information that must be shared (as was the case with respect to the A-12 contract), and whether these questions can safely be litigated by the courts without endangering state secrets. On July 7,

2011, the appeals court remanded these issues to the trial court for further proceedings consistent with the U.S. Supreme Court’s opinion. These issues remain to be resolved on remand, and we are currently awaiting instructions from the trial court as to the next steps in the case.

We believe that the lower courts will ultimately rule in the contractors’ favor on the remaining issues in the case. We expect this would leave all parties where they stood prior to the contracting officer’s declaration of default, meaning that no money would be due from one party to another. Additionally, even if the lower courts were to ultimately sustain the government’s default claim, we continue to believe that there are significant legal obstacles to the government’s ability to collect any amount from the contractors given that no court has ever awarded a money judgment to the government. For these reasons, we have not recorded an accrual for this matter. However, in connection with the U.S. Supreme’s Court decision in the second quarter of 2011, the anticipated timeline associated with this litigation was significantly extended. Therefore, we recognized in discontinued operations in the second quarter our revised estimate of the legal costs to conduct this ongoing litigation.

If, contrary to our expectations, the government prevails on its default claim and its recovery theories, the contractors could collectively be required to repay the government, on a joint and several basis, as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on July 3, 2011. This would result in a liability to us of half of the total (based upon Boeing satisfying McDonnell Douglas’s obligations under the contract), or approximately $1.5 billion pretax. Our after-tax charge would be approximately $825, or $2.22 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $730. We believe we have sufficient resources to satisfy our obligation if required.

Other. Various claims and other legal proceedings incidental to the normal course of business are pending or threatened against us. These matters relate to such issues as government investigations and claims, the protection of the environment, asbestos-related claims and employee-related matters. The nature of litigation is such that we cannot predict the outcome of these matters. However, based on information currently available, we believe any potential liabilities in these proceedings, individually or in the aggregate, will not have a material impact on our results of operations, financial condition or cash flows.

Environmental

We are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities, and at third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, we expect that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable contract costs and, therefore, reimbursed by the government.

As required, we provide financial assurance for certain sites undergoing or subject to investigation or remediation. We accrue environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. Where applicable, we seek insurance recovery for costs related to environmental liability. We do not record insurance recoveries before collection is considered probable. Based on all known facts and analyses, as well as current government policies relating to allowable contract costs, we do not believe that our liability at any individual site, or in the aggregate, arising from such environmental conditions, will be material to our results of operations, financial condition or cash flows. We also do not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to our results of operations, financial condition or cash flows.

Other

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.6 billion on July 3, 2011. These include letters of credit for our international subsidiaries, which are backed by available local bank credit facilities aggregating approximately $1.2 billion. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

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

The changes in the carrying amount of warranty liabilities for the six-month periods ended July 4, 2010, and July 3, 2011, were as follows:

Six Months Ended	July 4 2010	July 3 2011
Beginning balance	$239	$260
Warranty expense	43	29
Payments	(25)	(25)
Adjustments*	(2)	1
Ending balance	$255	$265

*	Includes warranty liabilities assumed in connection with acquisitions and foreign exchange translation adjustments.

L.	RETIREMENT PLANS

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three- and six-month periods ended July 4, 2010, and July 3, 2011, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 4 2010	July 3 2011	July 4 2010	July 3 2011
Service cost	$54	$63	$2	$3
Interest cost	127	130	15	15
Expected return on plan assets	(150)	(150)	(8)	(8)
Recognized net actuarial loss (gain)	16	40	(1)	1
Amortization of prior service credit	(11)	(11)	—	2
Net periodic cost	$36	$72	$8	$13

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	July 4 2010	July 3 2011	July 4 2010	July 3 2011
Service cost	$108	$127	$5	$7
Interest cost	254	259	30	30
Expected return on plan assets	(300)	(300)	(16)	(16)
Recognized net actuarial loss (gain)	33	80	(2)	2
Amortization of prior service credit	(22)	(22)	—	3
Net periodic cost	$73	$144	$17	$26

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

Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	July 4 2010	July 3 2011	July 4 2010	July 3 2011
Aerospace	$1,383	$1,376	$233	$209
Combat Systems	2,111	2,121	295	299
Marine Systems	1,637	1,576	167	161
Information Systems and Technology	2,973	2,806	312	299
Corporate*	—	—	(22)	(19)
	$8,104	$7,879	$985	$949

	Revenues		Operating Earnings
Six Months Ended	July 4 2010	July 3 2011	July 4 2010	July 3 2011
Aerospace	$2,740	$2,729	$451	$439
Combat Systems	4,113	4,076	564	576
Marine Systems	3,276	3,252	328	328
Information Systems and Technology	5,725	5,620	602	575
Corporate*	—	—	(42)	(40)
	$15,854	$15,677	$1,903	$1,878

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans.

N.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Earnings

Three Months Ended July 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,716	$1,388	$—	$8,104
Cost of sales	1	5,482	1,158	—	6,641
General and administrative expenses	21	369	88	—	478
Operating earnings	(22)	865	142	—	985
Interest expense	(44)	—	(1)	—	(45)
Interest income	—	3	—	—	3
Other, net	1	1	—	—	2
Earnings from continuing operations before income taxes	(65)	869	141	—	945
Provision for income taxes	(20)	274	40	—	294
Discontinued operations, net of tax	—	—	(3)	—	(3)
Equity in net earnings of subsidiaries	693	—	—	(693)	—
Net earnings	$648	$595	$98	$(693)	$648

Three Months Ended July 3, 2011
Revenues	$—	$6,362	$1,517	$—	$7,879
Cost of sales	(2)	5,148	1,279	—	6,425
General and administrative expenses	22	375	108	—	505
Operating earnings	(20)	839	130	—	949
Interest expense	(36)	(2)	—	—	(38)
Interest income	5	1	1	—	7
Other, net	—	43	(2)	—	41
Earnings from continuing operations before income taxes	(51)	881	129	—	959
Provision for income taxes	(17)	264	46	—	293
Discontinued operations, net of tax	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	700	—	—	(700)	—
Net earnings	$653	$617	$83	$(700)	$653

Condensed Consolidating Statement of Earnings

Six Months Ended July 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$13,148	$2,706	$—	$15,854
Cost of sales	(2)	10,734	2,255	—	12,987
General and administrative expenses	41	741	182	—	964
Operating earnings	(39)	1,673	269	—	1,903
Interest expense	(91)	—	(1)	—	(92)
Interest income	2	3	1	—	6
Other, net	1	—	1	—	2
Earnings from continuing operations before income taxes	(127)	1,676	270	—	1,819
Provision for income taxes	(41)	544	66	—	569
Discontinued operations, net of tax	—	—	(5)	—	(5)
Equity in net earnings of subsidiaries	1,331	—	—	(1,331)	—
Net earnings	$1,245	$1,132	$199	$(1,331)	$1,245

Six Months Ended July 3, 2011
Revenues	$—	$12,745	$2,932	$—	$15,677
Cost of sales	(5)	10,340	2,450	—	12,785
General and administrative expenses	44	750	220	—	1,014
Operating earnings	(39)	1,655	262	—	1,878
Interest expense	(72)	(2)	—	—	(74)
Interest income	7	1	1	—	9
Other, net	1	42	(1)	—	42
Earnings from continuing operations before income taxes	(103)	1,696	262	—	1,855
Provision for income taxes	(32)	523	80	—	571
Discontinued operations, net of tax	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	1,355	—	—	(1,355)	—
Net earnings	$1,271	$1,173	$182	$(1,355)	$1,271

Condensed Consolidating Balance Sheet

December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,608	$—	$1,005	$—	$2,613
Accounts receivable	—	1,538	2,310	—	3,848
Contracts in process	263	3,205	1,405	—	4,873
Inventories
Work in process	—	1,090	34	—	1,124
Raw materials	—	808	157	—	965
Finished goods	—	36	33	—	69
Other current assets	143	147	404	—	694
Total current assets	2,014	6,824	5,348	—	14,186
Noncurrent assets:
Property, plant and equipment	147	4,687	1,125	—	5,959
Accumulated depreciation of PP&E	(42)	(2,448)	(498)	—	(2,988)
Intangible assets	—	1,664	1,623	—	3,287
Accumulated amortization of intangible assets	—	(920)	(375)	—	(1,295)
Goodwill	—	8,322	4,327	—	12,649
Other assets	183	172	392	—	747
Investment in subsidiaries	30,580	—	—	(30,580)	—
Total noncurrent assets	30,868	11,477	6,594	(30,580)	18,359
Total assets	$32,882	$18,301	$11,942	$(30,580)	$32,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$749	$21	$3	$—	$773
Customer advances and deposits	—	2,182	2,283	—	4,465
Other current liabilities	596	3,397	1,946	—	5,939
Total current liabilities	1,345	5,600	4,232	—	11,177
Noncurrent liabilities:
Long-term debt	2,396	29	5	—	2,430
Other liabilities	2,774	2,242	606	—	5,622
Total noncurrent liabilities	5,170	2,271	611	—	8,052
Intercompany	13,051	(13,626)	575	—	—
Shareholders’ equity:
Common stock, including surplus	2,211	6,786	2,360	(9,146)	2,211
Retained earnings	17,076	18,175	3,097	(21,272)	17,076
Treasury stock	(4,535)	—	—	—	(4,535)
Accumulated other comprehensive loss	(1,436)	(905)	1,067	(162)	(1,436)
Total shareholders’ equity	13,316	24,056	6,524	(30,580)	13,316
Total liabilities and shareholders’ equity	$32,882	$18,301	$11,942	$(30,580)	$32,545

Condensed Consolidating Balance Sheet

July 3, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,195	$—	$962	$—	$2,157
Accounts receivable	—	1,387	2,842	—	4,229
Contracts in process	278	3,010	1,718	—	5,006
Inventories
Work in process	—	1,275	30	—	1,305
Raw materials	—	816	172	—	988
Finished goods	—	33	46	—	79
Pre-owned aircraft	—	10	—	—	10
Other current assets	351	162	386	—	899
Total current assets	1,824	6,693	6,156	—	14,673
Noncurrent assets:
Property, plant and equipment	151	4,820	1,199	—	6,170
Accumulated depreciation of PP&E	(45)	(2,525)	(552)	—	(3,122)
Intangible assets	—	1,649	1,697	—	3,346
Accumulated amortization of intangible assets	—	(970)	(431)	—	(1,401)
Goodwill	—	8,303	4,585	—	12,888
Other assets	243	166	398	—	807
Investment in subsidiaries	32,400	—	—	(32,400)	—
Total noncurrent assets	32,749	11,443	6,896	(32,400)	18,688
Total assets	$34,573	$18,136	$13,052	$(32,400)	$33,361
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$750	$20	$2	$—	$772
Customer advances and deposits	—	2,112	2,753	—	4,865
Other current liabilities	736	3,235	1,885	—	5,856
Total current liabilities	1,486	5,367	4,640	—	11,493
Noncurrent liabilities:
Long-term debt	2,397	9	3	—	2,409
Other liabilities	2,793	2,086	655	—	5,534
Total noncurrent liabilities	5,190	2,095	658	—	7,943
Intercompany	13,972	(14,581)	609	—	—
Shareholders’ equity:
Common stock, including surplus	2,302	6,853	1,869	(8,722)	2,302
Retained earnings	18,000	19,264	3,758	(23,022)	18,000
Treasury stock	(5,417)	—	—	—	(5,417)
Accumulated other comprehensive loss	(960)	(862)	1,518	(656)	(960)
Total shareholders’ equity	13,925	25,255	7,145	(32,400)	13,925
Total liabilities and shareholders’ equity	$34,573	$18,136	$13,052	$(32,400)	$33,361

Condensed Consolidating Statement of Cash Flows

Six Months Ended July 4, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(363)	$1,115	$(65)	$—	$687
Cash flows from investing activities:
Purchases of held-to-maturity securities	(182)	—	(122)	—	(304)
Maturities of held-to-maturity securities	54	—	210	—	264
Business acquisitions, net of cash acquired	—	(163)	(74)	—	(237)
Other, net	(99)	(39)	(31)	—	(169)
Net cash used by investing activities	(227)	(202)	(17)	—	(446)
Cash flows from financing activities:
Purchases of common stock	(511)	—	—	—	(511)
Dividends paid	(310)	—	—	—	(310)
Proceeds from option exercises	157	—	—	—	157
Other, net	19	(1)	(2)	—	16
Net cash used by financing activities	(645)	(1)	(2)	—	(648)
Net cash used by discontinued operations	—	—	(3)	—	(3)
Cash sweep/funding by parent	1,042	(912)	(130)	—	—
Net decrease in cash and equivalents	(193)	—	(217)	—	(410)
Cash and equivalents at beginning of period	1,406	—	857	—	2,263
Cash and equivalents at end of period	$1,213	$—	$640	$—	$1,853

Six Months Ended July 3, 2011
Net cash provided by operating activities	$16	$1,230	$(170)	$—	$1,076
Cash flows from investing activities:
Purchases of held-to-maturity securities	(278)	—	—	—	(278)
Purchases of available-for-sale securities	(213)	(44)	—	—	(257)
Maturities of held-to-maturity securities	114	—	107	—	221
Other, net	78	10	(25)	—	63
Net cash used by investing activities	(299)	(34)	82	—	(251)
Cash flows from financing activities:
Purchases of common stock	(1,121)	—	—	—	(1,121)
Dividends paid	(333)	—	—	—	(333)
Other, net	196	(20)	(3)	—	173
Net cash used by financing activities	(1,258)	(20)	(3)	—	(1,281)
Cash sweep/funding by parent	1,128	(1,176)	48	—	—
Net decrease in cash and equivalents	(413)	—	(43)	—	(456)
Cash and equivalents at beginning of period	1,608	—	1,005	—	2,613
Cash and equivalents at end of period	$1,195	$—	$962	$—	$2,157

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

The majority of the group’s costs relates to aircraft production activities and consists of labor, material and overhead costs. The costs are accumulated in production lots and recognized as expenses at green and final aircraft delivery based on the estimated average unit cost in a production lot. Thus, the level of operating expenses reported in a given period is based largely on the number and type of aircraft delivered. To the extent the relationship between our average unit production cost varies significantly between periods, the reasons for the changes are addressed in the discussion of the group’s operating results.

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

In the defense business groups, the majority of the revenues are generated by long-term government contracts. We account for revenues under these contracts using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work progresses, either as products are produced and delivered or as services are rendered. As a result, changes in revenues are generally discussed in terms of volume, typically measured by the level of costs incurred. Year-over-year variances attributed to volume indicate increases or decreases in revenues due to changes in production or construction activity levels, delivery schedules or levels of services on individual contracts.

Operating costs and expenses for the defense groups consist of labor, materials, subcontracts and indirect cost allocations (overhead and general and administrative). Variances in costs recognized from period to period reflect increases and decreases in production or activity levels on individual contracts but do not have an impact on a contract’s operating earnings or margins. Therefore, the discussion of the defense businesses’ operating results does not specifically address fluctuations in costs incurred from period to period. Only when the total estimated costs to complete a contract change relative to previous expectations do the contract’s earnings and margins increase or decrease. We refer to this as performance improvement or deterioration, as discussed below.

Operating earnings and margins in the defense business groups are discussed in terms of changes in revenue volume, performance or contract mix (i.e., higher- vs. lower-margin work). Performance refers to changes in contract earnings rates during the term of the contract based on revisions to estimates of profit at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract or the estimated costs required to complete the contract. Contract mix can result in higher or lower earnings and margins due to contract type (e.g., fixed-price/cost-reimbursable) or the phase of work (e.g., development/production) within those contracts. The following discussion of results provides additional disclosure to the extent that a material or unusual event caused a change in the profitability of a contract (e.g., contract losses/claims) or a non-contract-related event (e.g., restructurings, litigation settlements, natural disasters or related insurance settlements, work stoppages, asset sales, etc.) impacted our results.

Consolidated Overview

Three Months Ended	July 4 2010	July 3 2011	Variance
Revenues	$8,104	$7,879	$(225)	(2.8)%
Operating earnings	985	949	(36)	(3.7)%
Operating margin	12.2%	12.0%

Six Months Ended	July 4 2010	July 3 2011	Variance
Revenues	$15,854	$15,677	$(177)	(1.1)%
Operating earnings	1,903	1,878	(25)	(1.3)%
Operating margin	12.0%	12.0%
Net cash provided by operating activities	687	1,076	389	56.6%

General Dynamics’ revenues were down in the second quarter and first half of 2011 compared with the prior-year periods driven primarily by the timing of work in our tactical communications business in the Information Systems and Technology group and, to a lesser extent, on several U.S. Navy programs in the Marine Systems group. Combat Systems revenues were down slightly in the first half compared with 2010, though the second quarter revenues exceeded both the comparable prior-year period and the first quarter of 2011. Aerospace revenues were essentially unchanged in the quarter and year-to-date periods as lower aircraft manufacturing and outfitting work was offset by increased service revenues.

Operating earnings were down in the second quarter and first half of 2011 compared with the same periods in 2010, consistent with the reduction in revenues. Overall margins were down 20 basis points in the quarter but steady in the year-to-date period. Margins were up slightly in both periods in our defense business due to our continued focus on program execution. Margins were down in the Aerospace group due to the timing of supplier payments associated with Gulfstream’s research and development (R&D) efforts and lower earnings in Jet Aviation’s completions business.

Net cash provided by operating activities was $1.1 billion in the first six months of 2011, nearly 85 percent conversion of earnings from continuing operations, compared with $687, or 55 percent conversion, in the same period in 2010. We deployed this cash to repurchase our common stock, pay dividends and fund capital expenditures.

Our net debt – debt less cash and equivalents and marketable securities – was $630 at the end of the second quarter of 2011, down by $900 from $1.5 billion at the end of the second quarter of 2010. This decrease in net debt came after $1.8 billion of share repurchases, $654 of dividends paid, $399 of capital expenditures and more than $300 of contributions to our retirement plans over the past 12 months.

Net interest expense in the first half of 2011 was $65 compared with $86 in the same period in 2010. The decrease was due largely to the repayment of $700 of fixed-rate notes in the third quarter of 2010. We expect full-year 2011 net interest expense to be approximately $140. This estimate includes interest expense associated with debt issued in July 2011.

Other income in the second quarter of 2011 consisted primarily of a gain from the sale of the detection systems portion of the weapons systems business in our Combat Systems group. The sale resulted in a pretax gain of $38, or $0.07 per diluted share, in the quarter.

Our effective tax rate for the first half of 2011 was 30.8 percent compared with 31.3 percent in the same period in 2010. We anticipate a full-year 2011 effective tax rate of approximately 31 percent, compared with 30.7 percent in 2010. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. In the second quarter of 2011, the U.S. Supreme Court vacated the judgment of the appeals court (the Court of Appeals for the Federal Circuit) and remanded the case to the appeals court for further proceedings. The appeals court subsequently remanded the case to the trial court (the U.S. Court of Federal Claims). In connection with this decision, we recognized in discontinued operations our estimate of the legal costs to conduct this ongoing litigation.

Aerospace

Three Months Ended	July 4 2010	July 3 2011	Variance
Revenues	$1,383	$1,376	$(7)	(0.5)%
Operating earnings	233	209	(24)	(10.3)%
Operating margin	16.8%	15.2%
Gulfstream aircraft deliveries (in units):
Green	28	23	(5)	(17.9)%
Outfitted	24	22	(2)	(8.3)%

Six Months Ended	July 4 2010	July 3 2011	Variance
Revenues	$2,740	$2,729	$(11)	(0.4)%
Operating earnings	451	439	(12)	(2.7)%
Operating margin	16.5%	16.1%
Gulfstream aircraft deliveries (in units):
Green	56	47	(9)	(16.1)%
Outfitted	41	46	5	12.2%

Revenues

The Aerospace group’s revenues decreased slightly in the second quarter and the first half of 2011 compared to the prior-year periods. The change in the group’s revenues consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing and outfitting	$(81)	$(115)
Aircraft services	63	124
Pre-owned aircraft	11	(20)
Total decrease in revenues	$(7)	$(11)

The group delivered fewer mid-cabin green Gulfstream aircraft in both the second quarter and first six months of 2011 compared with the prior-year periods. Despite the reduced deliveries, green manufacturing revenues were down only slightly as the mix of aircraft deliveries was more favorable. Revenues from outfitted deliveries of Gulfstream aircraft were up modestly in the second quarter and first six months of 2011 due to additional deliveries of large-cabin aircraft. Completions revenues at Jet Aviation decreased in both periods as a result of manufacturing delays on narrow- and wide-body commercial aircraft contracts and continued low OEM production levels across the broader business-jet market.

Growth in aircraft services activity experienced in the second half of 2010 continued into the first half of 2011. Both Gulfstream and Jet Aviation aircraft services volume increased by double digits in the first half of 2011, reflecting the growing global installed base of business-jet aircraft and increased aircraft utilization.

Pre-owned aircraft sales were up in the second quarter but down in the first six months of 2011. The group sold two aircraft in both the second quarter and year-to-date 2011 periods compared with one in the second quarter of 2010 and four in the first six months of 2010. The group had two pre-owned aircraft in inventory at the end of the quarter, one of which was available for sale and one under contract.

Operating Earnings and Margins

The group’s operating earnings decreased in the second quarter and first six months of 2011 compared with 2010. The decrease in the group’s earnings consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing and outfitting	$6	$21
Aircraft services	4	13
Pre-owned aircraft	—	—
SG&A/other	(34)	(46)
Total decrease in operating earnings	$(24)	$(12)

The group’s aircraft manufacturing and outfitting earnings increased in both periods compared with 2010 despite reduced volume due to improved pricing on large-cabin units delivered in 2011 and a favorable mix of large- and mid-cabin deliveries. Liquidated damages associated with customer defaults were similar in both the second quarter and first six months of 2011 compared to the same 2010 periods. Earnings from Jet Aviation’s completions business were down compared with the second quarter and first six months of 2010 as a result of growth in labor hours on narrow- and wide-body completions projects and less aircraft outfitting work for other OEMs.

Aircraft services earnings were up in the second quarter and first six months of 2011, although margins were down in both periods due to an unfavorable mix of service work and competitive market pricing.

The group’s operating earnings in 2011 were negatively impacted by the timing of supplier payments associated with R&D efforts and higher SG&A expense associated with increased order activity.

As a result of the factors discussed above, the group’s overall operating margins decreased 160 basis points in the quarter and 40 basis points year-to date compared with the same prior-year periods.

Outlook

We expect full-year 2011 Aerospace revenues to increase approximately 14 to 15 percent over 2010 and full-year operating margins to approximate 15 percent. This outlook assumes Federal Aviation Administration (FAA) certification and initial green deliveries of the group’s new ultra-large-cabin, ultra-high speed G650 aircraft later this year and growth in aircraft services. With the concurrence of the FAA, flight-test activity on the G650 program resumed in the second quarter following a temporary suspension after an accident involving one of the five test aircraft in the program.

Combat Systems

Three Months Ended	July 4 2010	July 3 2011	Variance
Revenues	$2,111	$2,121	$10	0.5%
Operating earnings	295	299	4	1.4%
Operating margin	14.0%	14.1%

Six Months Ended	July 4 2010	July 3 2011	Variance
Revenues	$4,113	$4,076	$(37)	(0.9)%
Operating earnings	564	576	12	2.1%
Operating margin	13.7%	14.1%

Revenues

The Combat Systems group’s revenues were up slightly in the second quarter of 2011 but down in the first six months of 2011 compared with the same periods in 2010. The changes in the group’s revenues consisted of the following:

	Second Quarter	Six Months
U.S. military vehicles	$(28)	$(129)
Weapon systems and munitions	5	17
European military vehicles	33	75
Total increase (decrease) in revenues	$10	$(37)

In the group’s U.S. military vehicle business, volume was down in both the quarter-to-date and year-to-date periods on the Abrams main battle tank and Expeditionary Fighting Vehicle (EFV) programs. Consistent with our expectations, the reductions related primarily to less refurbishment and upgrade work for the Abrams tank and a decline in EFV activity as the system design and development contract nears completion. Increased volume on a foreign military sales (FMS) contract to provide light armored vehicles (LAVs) to an international military customer partially offset the decline in revenues.

Revenues in the group’s weapon systems and munitions businesses were up in the second quarter and first half of 2011 compared with the same prior-year periods. The growth resulted primarily from increased production of armor kits for Bradley vehicles and gun systems.

Revenues in the group’s European military vehicle business increased in both the second quarter and first half of 2011 due largely to a higher volume of Duro and EAGLE wheeled military vehicles sales to a variety of European customers, including the Swiss and German governments, and the start-up of the Specialist Vehicle (SV) program for the United Kingdom. The group is designing and co-producing seven prototype vehicles under the SV program in coordination with our U.K.-based business in the Information Systems and Technology group.

Operating Earnings and Margins

The group’s operating earnings grew slightly in the second quarter and first half of 2011, resulting in a 10 basis-point margin improvement in the second quarter and a 40 basis-point improvement in the six-month period compared with the prior-year periods. Margins were up as a result of productivity improvements across the group, including the Stryker, Abrams and FMS LAV programs.

Outlook

We expect full-year 2011 Combat Systems revenues to be approximately $9 billion, consistent with 2010, as growth in international vehicle contracts continues to offset a reduction in volume on some of the group’s U.S. vehicle programs. We expect full-year operating margins for the group to be approximately 14 percent.

Marine Systems

Three Months Ended	July 4 2010	July 3 2011	Variance
Revenues	$1,637	$1,576	$(61)	(3.7)%
Operating earnings	167	161	(6)	(3.6)%
Operating margin	10.2%	10.2%

Six Months Ended	July 4 2010	July 3 2011	Variance
Revenues	$3,276	$3,252	$(24)	(0.7)%
Operating earnings	328	328	—	0.0%
Operating margin	10.0%	10.1%

Revenues

The Marine Systems group’s revenues decreased in the second quarter but remained essentially steady for the first six months of 2011 compared with the same prior-year periods. The decrease in the group’s revenues consisted of the following:

	Second Quarter	Six Months
Navy ship construction	$(94)	$(50)
Navy ship design, engineering and repair services	67	92
Commercial ship construction	(34)	(66)
Total decrease in revenues	$(61)	$(24)

The group’s U.S. Navy ship-construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and T-AKE combat-logistics and Mobile Landing Platform (MLP) auxiliary support ships. The group has been increasing production levels on Virginia-class submarines over the past several years in preparation for the construction of two boats per year beginning in 2011. This resulted in higher volume on the program in the first six months of 2011, although revenues were down slightly in the second quarter of 2011 compared to the second quarter of 2010 due to timing of construction activity. The group received funding for the second 2011 boat during the quarter, and construction is expected to commence in the third quarter. Deliveries of the remaining 11 boats under contract are scheduled through 2018.

Revenues were down on the DDG-1000 destroyer program due to contract negotiations that have delayed anticipated construction activity. The group was awarded long-lead construction for the second ship and long-lead material for the third ship in 2010. Subsequent to the end of the quarter, the group reached an agreement with the Navy for the second and third ships in this class, and we expect to receive a formal award for construction of these ships in the third quarter of 2011. Delivery of the first DDG-1000 is scheduled for 2014. Volume was also down on the DDG-51 program as the current multi-ship contract nears completion. In connection with the Navy’s restart of the DDG-51 program, we are developing a contract proposal for additional destroyers and expect an award announcement in the second half of the year. We delivered one DDG-51 ship in the second quarter, and the remaining destroyer currently under contract is scheduled for delivery in 2012.

Activity on the group’s T-AKE program was down in 2011 as the group nears completion of the remaining three ships under contract, scheduled for delivery through 2012. On the MLP program, the group received an award in the second quarter for the first two ships of the program, with an option for a third ship. Volume increased in the second quarter as the group began construction of the first ship, which is scheduled for delivery in 2013. The group also received long-lead material funding for the third ship during the quarter.

While ship-construction revenues were down from 2010, volume was up on engineering and repair programs for the Navy. Revenues increased in both the second quarter and the first half of 2011 on the group’s engineering work associated with the Navy’s next-generation ballistic-missile submarine (SSBN(X)). Additionally, the group’s repair work continued to increase in 2011 following significant growth in 2009 and 2010, particularly at our West Coast operation.

In 2010, the group completed construction of a five-ship commercial product-carrier program, resulting in a decrease in commercial shipbuilding revenues in 2011. Given the success of this program, the age of the fleet of Jones Act ships and environmental regulations that require double-hull tankers and impose emission control limits, we believe that continued economic recovery will lead to additional commercial program opportunities in the coming years.

Operating Earnings and Margins

The group’s 2011 operating earnings decreased in the second quarter but were steady in the first six months of 2011 compared with the same prior-year periods, consistent with the changes in revenues. As a result, operating margins were steady in the quarter and up 10 basis points in the year-to-date period. Strong performance on the T-AKE contract contributed approximately 100 basis points to the group’s second-quarter operating margin, but was largely offset by margin compression from a shift in program mix to include an increase in engineering work and the shift from the fixed-price DDG-51 to the cost-reimbursable DDG-1000 contract.

Outlook

We expect Marine Systems 2011 revenues to remain near 2010 revenues of approximately $6.7 billion as increased Virginia-class production and submarine engineering activity are offset by lower DDG-51, T-AKE and commercial volume. For the year, we expect the group to achieve operating margins in the high-9 percent range.

Information Systems and Technology

Three Months Ended	July 4 2010	July 3 2011	Variance
Revenues	$2,973	$2,806	$(167)	(5.6)%
Operating earnings	312	299	(13)	(4.2)%
Operating margin	10.5%	10.7%

Six Months Ended	July 4 2010	July 3 2011	Variance
Revenues	$5,725	$5,620	$(105)	(1.8)%
Operating earnings	602	575	(27)	(4.5)%
Operating margin	10.5%	10.2%

Revenues

The Information Systems and Technology group’s revenues decreased in the second quarter and first half of 2011 compared with the same periods in 2010. The decrease in the group’s revenues consisted of the following:

	Second Quarter	Six Months
Tactical communication systems	$(231)	$(265)
Information technology (IT) services	75	200
Intelligence, surveillance and reconnaissance (ISR) systems	(11)	(40)
Total decrease in revenues	$(167)	$(105)

Volume in the tactical communication systems business was unfavorably impacted by both a slowed customer acquisition cycle and the delayed passage of the 2011 U.S. defense budget. This resulted in lower revenues in 2011 compared with 2010, specifically on ruggedized computing products, encryption devices and other products with shorter-term order horizons. In the group’s United Kingdom-based operation, revenues were up in both the quarter-to-date and year-to-date periods due to higher volume on the initial phase of the U.K. Ministry of Defence SV program.

In the group’s IT services business, volume increased in the second quarter and the first half of 2011 on IT support and modernization programs for the intelligence community and the Department of Defense. Key programs that drove the increase include the New Campus East (NCE), Walter Reed National Military Medical Center and Mark Center programs.

Revenue was down modestly in 2011 in the group’s ISR business due to lower optical products volume and the completion of several signals intelligence programs in early 2011.

Operating Earnings and Margins

The Information Systems and Technology group’s operating earnings were down in 2011 due to the lower revenues discussed above. A shift in contract mix to our lower-margin IT services business, coupled with an increasingly competitive and price-sensitive market for IT services, has compressed the group’s overall year-to-date margins by 30 basis points. In the second quarter, however, improved performance in the tactical communications business more than offset the impact of IT services volume, resulting in a 20 basis point increase in margins.

Outlook

We expect full-year revenues in the Information Systems and Technology group to approximate 2010 levels. Growth in IT services for intelligence and federal civilian customers will be offset by lower than expected revenues in our tactical communication systems business, the result of previously discussed procurement delays. We expect the group to achieve operating margins in the mid-10 percent range.

Corporate

Corporate results consist primarily of compensation expense for stock options. Corporate operating expenses totaled $19 in the second quarter of 2011 compared with $22 in the second quarter of 2010. Corporate expense was $40 year-to-date in 2011 compared with $42 in the same 2010 period. We expect 2011 full-year Corporate operating expense of approximately $85 to $90.

BACKLOG

Our total backlog was $57.1 billion on July 3, 2011, down 1 percent from the first quarter of 2011, while funded backlog was up 1 percent during the quarter to $44.3 billion. Second-quarter order activity was healthy across the business, particularly in the Aerospace segment. Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. At the end of the second quarter of 2011, our estimate of this potential contract value was $21.2 billion, up 3 percent from the end of the first quarter.

The following table details the backlog and the total estimated contract value of each business group at the end of the second and first quarters of 2011:

July 3, 2011	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$17,948	$340	$18,288	$—	$18,288
Combat Systems	9,657	1,135	10,792	4,370	15,162
Marine Systems	9,191	9,209	18,400	1,097	19,497
Information Systems and Technology	7,468	2,168	9,636	15,697	25,333
Total	$44,264	$12,852	$57,116	$21,164	$78,280

April 3, 2011
Aerospace	$17,499	$361	$17,860	$—	$17,860
Combat Systems	10,289	1,092	11,381	4,925	16,306
Marine Systems	8,113	10,540	18,653	549	19,202
Information Systems and Technology	7,958	1,724	9,682	15,119	24,801
Total	$43,859	$13,717	$57,576	$20,593	$78,169

Aerospace

Aerospace funded backlog represents orders for which we have definitive purchase contracts and deposits from the customer. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The group ended the second quarter of 2011 with $18.3 billion of backlog following the third consecutive quarterly increase. Order activity in 2011 has been very strong, particularly for the group’s large-cabin aircraft. In the second quarter of 2011, we received the highest number of orders for new aircraft since the start of the economic downturn in 2008. Approximately 75 percent of the group’s orders in the first half of 2011 were from international customers, with particular strength from emerging business-jet markets, including significant growth in orders from the Asia-Pacific region. Meanwhile, customer defaults remain at their lowest levels since the economic downturn began. Backlog in the group’s large-cabin segment remains well-positioned, with an 18- to 24-month period between customer order and delivery of in-service aircraft and approximately five years of backlog for the G650.

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

Backlog in our defense businesses was $38.8 billion on July 3, 2011, down 2 percent from the first quarter of 2011. Backlog was impacted in part by a delay in orders associated with prolonged acquisition cycles and the late passage of the 2011 U.S. defense budget, most significantly in the Combat Systems and Information Systems and Technology groups. Despite these delays, our defense businesses each experienced continued demand for their products and services during the second quarter of 2011 with several notable contract awards.

Combat Systems awards included the following:

•	$285 from the U.S. Army for the production of Hydra-70 rockets, bringing the total value in backlog to $435.

•	$125 from the U.S. Marine Corps under the mine-resistant, ambush-protected (MRAP) vehicle program for upgrade kits for previously delivered RG-31 vehicles.

•	$60 from the Army for Stryker vehicle double-V-hull design and engineering.

Marine Systems awards included the following:

•

$740 from the U.S. Navy to fully fund construction of two MLP auxiliary support ships. The contract included an option for a third ship, which is included in the group’s estimated potential contract value. The Navy separately awarded the group $60 of long-lead material funding for the third ship during the quarter.

•	$275 from the Navy for Advanced Nuclear Plant Studies (ANPS) in support of development of the next-generation ballistic-missile submarine (SSBN(X)). The award has a maximum potential value of $470.

•	$55 from the Navy for management and support of nuclear submarine maintenance work.

•	$55 from the Navy for engineering, design and technical services for the DDG-1000 program.

Information Systems and Technology awards included the following:

•

$330 from the U.S. General Services Administration to provide the IT infrastructure in support of the relocation of the Department of Homeland Security’s headquarters to the St. Elizabeths Hospital campus. The award has a maximum potential contract value of $875 over seven years.

•	$175 for the United Kingdom’s BOWMAN communications system for long-term support and enhancement activities for the program.

•	$95 for the Army’s Warfighter Field Operations Customer Support (FOCUS) program to provide support for live, virtual and constructive training operations.

•	$70 from the U.S. Air Force for networking and computing products and support under the Network-Centric Solutions (NETCENTS) program, bringing the total value in backlog to $200.

•	$55 from the Army for production of over 6,000 radios under the Joint Tactical Radio System (JTRS) Handheld, Manpack and Small Form-Fit (HMS) program.

•	$45 from the Army for ruggedized computing equipment under the CHS-3 program.

•	One of two awards from AT&T for the installation of generators at 7,000 cellular sites. The program has a maximum potential of approximately $1 billion among both awardees.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2011 with a cash balance of $2.2 billion, compared with $2.6 billion at the end of 2010. Our net debt was $630, up slightly from the end of 2010. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first six months of 2010 and 2011.

Operating Activities

We generated cash from operating activities of $1.1 billion in the first six months of 2011 compared with $687 in the same period in 2010. The primary driver of cash flows in both periods was net earnings, offset in part by growth in operating working capital (OWC). The increase in OWC in the first six months of 2011 was due primarily to timing of contract payments. We expect to reverse this growth over the remainder of the year.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on July 3, 2011. If this were the outcome, we would owe half of the total, or approximately $1.5 billion pretax. Our after-tax cash obligation would be approximately $730. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.

Investing Activities

We used $251 for investing activities in the first six months of 2011 compared with $446 in the same period in 2010. The primary uses of cash in investing activities were capital expenditures and purchases of marketable securities. Investing activities also include proceeds received from the sale of assets and marketable securities.

We expect full-year capital expenditures to be less than 2 percent of revenues, up slightly from 2010 due largely to the seven-year facilities expansion project at the Aerospace group’s Savannah campus announced in 2010. As a result of lower market interest rates, we have expanded our investments in available-for-sale and held-to-maturity securities in recent years to generate additional return. We had net purchases of $190 in the first six months of 2011 and $141 in the first six months of 2010. Investing activities in 2011 also included proceeds from the sale of the detection systems portion of the weapons systems business in our Combat Systems group in the second quarter. We did not complete any acquisitions in the first six months of 2011. We completed three acquisitions for $237 in the first six months of 2010 using cash on hand. Subsequent to the end of the second quarter of 2011, we completed two acquisitions in our Information Systems and Technology group. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity.

Financing Activities

Net cash used for financing activities was $1.3 billion in the six-month period ended July 3, 2011, compared with $648 in the same period in 2010. Our financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

We had no commercial paper outstanding at the end of the first quarter. We have $2 billion in bank credit facilities that have not been drawn upon, including a new $1 billion multi-year facility expiring in July 2016 that replaces a $975 facility that was set to expire in December of 2011. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission. Subsequent to the end of the quarter, we issued $1.5 billion of fixed-rate notes. We used the proceeds from these notes in part to repay $750 of fixed-rates notes on their scheduled maturity date in July of 2011.

On March 2, 2011, our board of directors declared an increased quarterly dividend of $0.47 per share – the 14th consecutive annual increase. The board had previously increased the quarterly dividend to $0.42 per share in March 2010.

In the first six months of 2011, we repurchased 14.2 million of our outstanding shares on the open market at an average price of $73 per share. In the first six months of 2010, we repurchased 8.5 million shares at an average price of $67 per share. On July 3, 2011, approximately 5.8 million shares remained authorized by our board of directors for repurchase – about 1.5 percent of our total shares outstanding. We expect to continue to repurchase shares as part of our capital deployment activities in the future.

Non-GAAP Management Metrics – Free Cash Flow

Our free cash flow from operations for the first six months of 2011 was $924, 72 percent of earnings from continuing operations, compared with $564, or 45 percent, for the same period in 2010. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Six Months Ended	July 4 2010	July 3 2011
Net cash provided by operating activities	$687	$1,076
Capital expenditures	(123)	(152)
Free cash flow from operations	$564	$924
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	55%	84%
Free cash flow from operations	45%	72%

Cash generation was strong across all areas of the business in the first half of 2011, particularly in the Marine Systems and Information Systems and Technology groups. We expect to continue to generate funds from operations in excess of our short- and long-term liquidity needs and believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on July 3, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 3, 2011, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program *	Maximum Number of Shares that May Yet Be Purchased Under the Program *
Pursuant to Share Buyback Program
4/4/11 - 5/1/11	—	$—	—	6,868,413
5/2/11 - 5/29/11	6,628,982	$73.58	6,628,982	239,431
5/30/11 - 7/3/11	4,464,562	$71.59	4,464,562	5,774,869

Total	11,093,544	$72.78

*	On June 1, 2011, with no shares remaining under a prior authorization, the board of directors authorized management to repurchase up to 10 million of common stock on the open market. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

ITEM 6. EXHIBITS

4.1	Sixth Supplemental Indenture dated as of July 12, 2011, among the company, the Guarantors (as defined therein) and the Bank of New York Mellon, as Trustee (incorporated by reference from the company’s current report on Form 8-K, filed with the Commission July 12, 2011)

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ Jason W. Aiken
Jason W. Aiken
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: August 3, 2011