Form 10-Q
period 2011-10-02
GENERAL DYNAMICS CORP
filed 2011-11-01
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

356,112,755 shares of the registrant’s common stock, $1 par value per share, were outstanding on October 2, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(Dollars in millions)	December 31 2010	(Unaudited) October 2 2011
ASSETS
Current assets:
Cash and equivalents	$2,613	$1,540
Accounts receivable	3,848	4,119
Contracts in process	4,873	5,137
Inventories	2,158	2,506
Other current assets	694	738
Total current assets	14,186	14,040
Noncurrent assets:
Property, plant and equipment, net	2,971	3,063
Intangible assets, net	1,992	2,044
Goodwill	12,649	13,454
Other assets	747	807
Total noncurrent assets	18,359	19,368
Total assets	$32,545	$33,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$773	$222
Accounts payable	2,736	2,584
Customer advances and deposits	4,465	4,690
Other current liabilities	3,203	2,986
Total current liabilities	11,177	10,482
Noncurrent liabilities:
Long-term debt	2,430	3,907
Other liabilities	5,622	5,400
Commitments and contingencies (See Note K)
Total noncurrent liabilities	8,052	9,307
Shareholders’ equity:
Common stock	482	482
Surplus	1,729	1,853
Retained earnings	17,076	18,483
Treasury stock	(4,535)	(5,758)
Accumulated other comprehensive loss	(1,436)	(1,441)
Total shareholders’ equity	13,316	13,619
Total liabilities and shareholders’ equity	$32,545	$33,408

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Three Months Ended
(Dollars in millions, except per share amounts)	October 3 2010	October 2 2011
Revenues:
Products	$5,290	$5,070
Services	2,721	2,783
	8,011	7,853
Operating costs and expenses:
Products	4,217	3,991
Services	2,347	2,372
General and administrative	481	492
	7,045	6,855
Operating earnings	966	998
Interest, net	(38)	(38)
Other, net	—	(8)
Earnings from continuing operations before income taxes	928	952

Provision for income taxes, net	279	287
Earnings from continuing operations	649	665

Discontinued operations, net of tax	1	(13)

Net earnings	$650	$652

Earnings per share
Basic:
Continuing operations	$1.71	$1.84
Discontinued operations	—	(0.03)
Net earnings	$1.71	$1.81
Diluted:
Continuing operations	$1.70	$1.83
Discontinued operations	—	(0.03)
Net earnings	$1.70	$1.80

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF EARNINGS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per share amounts)	October 3 2010	October 2 2011
Revenues:
Products	$15,867	$15,186
Services	7,998	8,344
	23,865	23,530
Operating costs and expenses:
Products	12,690	12,005
Services	6,861	7,143
General and administrative	1,445	1,506
	20,996	20,654
Operating earnings	2,869	2,876
Interest, net	(124)	(103)
Other, net	2	34
Earnings from continuing operations before income taxes	2,747	2,807

Provision for income taxes, net	848	858
Earnings from continuing operations	1,899	1,949

Discontinued operations, net of tax	(4)	(26)

Net earnings	$1,895	$1,923

Earnings per share
Basic:
Continuing operations	$4.96	$5.31
Discontinued operations	(0.01)	(0.07)
Net earnings	$4.95	$5.24
Diluted:
Continuing operations	$4.91	$5.26
Discontinued operations	(0.01)	(0.07)
Net earnings	$4.90	$5.19

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 3 2010	October 2 2011
Cash flows from operating activities:
Net earnings	$1,895	$1,923
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	257	259
Amortization of intangible assets	167	176
Stock-based compensation expense	88	96
Excess tax benefit from stock-based compensation	(19)	(22)
Deferred income tax provision	65	63
Discontinued operations, net of tax	4	26
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(178)	(143)
Contracts in process	(478)	(252)
Inventories	149	(346)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	201	(171)
Customer advances and deposits	(331)	(7)
Other current and noncurrent liabilities	(244)	(261)
Other, net	(9)	(129)
Net cash provided by operating activities	1,567	1,212
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(233)	(1,143)
Purchases of held-to-maturity securities	(452)	(428)
Maturities of held-to-maturity securities	599	322
Purchases of available-for-sale securities	(199)	(350)
Maturities of available-for-sale securities	120	227
Capital expenditures	(219)	(273)
Other, net	123	188
Net cash used by investing activities	(261)	(1,457)
Cash flows from financing activities:
Proceeds from fixed-rate notes	—	1,497
Purchases of common stock	(726)	(1,449)
Repayment of fixed-rate notes	(700)	(750)
Dividends paid	(471)	(504)
Net proceeds from commercial paper	—	200
Proceeds from option exercises	159	186
Other, net	16	(6)
Net cash used by financing activities	(1,722)	(826)
Net cash used by discontinued operations	(4)	(2)
Net decrease in cash and equivalents	(420)	(1,073)
Cash and equivalents at beginning of period	2,263	2,613
Cash and equivalents at end of period	$1,843	$1,540
Supplemental cash flow information:
Cash payments for:
Income taxes	$750	$804
Interest	$145	$112

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of this statement.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share amounts or unless otherwise noted)

A.	BASIS OF PREPARATION

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

Interim Financial Statements

The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted.

Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended October 2, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended October 3, 2010, and October 2, 2011.

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

We completed four acquisitions in the Information Systems and Technology group in the first nine months of 2011 for an aggregate of $1.1 billion in cash:

•	A provider of enterprise services and cloud computing to the U.S. Department of Defense (on July 18).

•	A provider of secure wireless networking equipment for the U.S. military and other government customers (on July 22).

•	A company that provides information assurance and security software (on August 12).

•	Vangent Inc., a business that provides healthcare information technology services and business systems to federal agencies (on September 30).

In 2010, we acquired three businesses for an aggregate of $233 in cash:

Combat Systems

•	A business that demilitarizes, incinerates and disposes of munitions, explosives and explosive wastes in an environmentally safe and efficient manner (on May 12).

Information Systems and Technology

•	A provider of software for military mission planning and execution (on January 8).

•	A company that designs and manufactures sensor and optical surveillance systems for military and security applications (on June 22).

We funded these acquisitions using cash on hand. The operating results of these acquisitions have been included with our reported results since their respective closing dates. In the third quarter, we recognized in other income $10 of transaction-related costs associated primarily with the acquisition of Vangent, Inc. The purchase prices of these acquisitions have been allocated preliminarily to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

In the second quarter of 2011, we sold the detection systems portion of the weapons systems business in our Combat Systems group. The pretax gain of $38 on the sale was reported in other income in the Consolidated Statement of Earnings for the nine-month period ended October 2, 2011. The proceeds from the sale are included in other investing activities in the Consolidated Statement of Cash Flows.

Intangible assets consisted of the following:

	December 31 2010			October 2 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets*	$2,421	$(949)	$1,472	$2,588	$(1,088)	$1,500
Trade names and trademarks	483	(58)	425	495	(70)	425
Technology and software	176	(94)	82	216	(106)	110
Other intangible assets	207	(194)	13	207	(198)	9
Total intangible assets	$3,287	$(1,295)	$1,992	$3,506	$(1,462)	$2,044

*	Based on acquired backlog and probable follow-on work and related customer relationships.

The amortization lives (in years) of our intangible assets on October 2, 2011, were as follows:

	Range of Amortization Life	Weighted Average Amortization Life
Contract and program intangible assets	7-30	16
Trade names and trademarks	30	30
Technology and software	7-13	9
Other intangible assets	7-15	11
Total intangible assets		19

We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense was $55 and $167 for the three- and nine-month periods ended October 3, 2010, and $60 and $176 for the three- and nine-month periods ended October 2, 2011. We expect to record 2011 full-year amortization expense of $239 and annual amortization expense over the next five years as follows:

2012	$244
2013	203
2014	180
2015	175
2016	148

The changes in the carrying amount of goodwill by reporting unit for the nine months ended October 2, 2011, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2010	$2,650	$2,828	$198	$6,973	$12,649
Acquisitions	—	—	—	840	840
Other*	50	(72)	—	(13)	(35)
October 2, 2011	$2,700	$2,756	$198	$7,800	$13,454

*	Consists primarily of adjustments for foreign currency translation.

C.	EARNINGS PER SHARE, DIVIDENDS AND COMPREHENSIVE INCOME

Earnings per Share

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares. Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3 2010	October 2 2011	October 3 2010	October 2 2011
Basic weighted average shares outstanding	379,088	359,710	382,738	366,783
Dilutive effect of stock options and restricted stock	3,452	3,175	3,947	3,438
Diluted weighted average shares outstanding	382,540	362,885	386,685	370,221

Dividends

Dividends declared per share were $0.42 and $1.26 for the three- and nine-month periods ended October 3, 2010, respectively, and $0.47 and $1.41 for the three- and nine-month periods ended October 2, 2011, respectively. Cash dividends paid were $471 in 2010 and $504 in 2011.

Comprehensive Income

Comprehensive income consisted of the following:

	Three Months Ended		Nine Months Ended
	October 3 2010	October 2 2011	October 3 2010	October 2 2011
Net earnings	$650	$652	$1,895	$1,923
Foreign currency translation adjustments	317	(408)	157	(23)
Other	65	(73)	61	18
Comprehensive income	$1,032	$171	$2,113	$1,918

D.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2010, or October 2, 2011.

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

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2010, and October 2, 2011, and the basis for determining their fair values:

Financial assets (liabilities) (a)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
	December 31, 2010
Marketable securities:
Available-for-sale	$47	$47	$47	$—
Held-to-maturity	165	165	—	165
Other investments	113	113	55	58
Derivatives	130	130	—	130
Long-term debt, including current portion	(3,203)	(3,436)	—	(3,436)
	October 2, 2011
Marketable securities:
Available-for-sale	$67	$67	$67	$—
Held-to-maturity	268	267	—	267
Other investments	118	118	61	57
Derivatives	47	47	—	47
Long-term debt, including current portion	(3,929)	(4,207)	—	(4,207)

(a)	We had no Level 3 financial instruments on December 31, 2010, or October 2, 2011.

(b)	Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.

E.	CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31 2010	October 2 2011
Contract costs and estimated profits	$15,675	$18,968
Other contract costs	909	936
	16,584	19,904
Advances and progress payments	(11,711)	(14,767)
Total contracts in process	$4,873	$5,137

Contract costs consist primarily of labor, material, overhead and general and administrative (G&A) expenses. Contract costs also include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for these items were not material on December 31, 2010, or October 2, 2011.

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits and environmental expenses. These costs will become allocable to contracts generally after they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. However, our business base includes numerous contracts for which we are the sole source or are one of two suppliers on long-term U.S. defense programs. We expect to bill substantially all of our October 2, 2011, contracts-in-process balance during the next 12 months, with the exception of these other contract costs.

F.	INVENTORIES

Our inventories represent primarily business-jet components and are stated at the lower of cost or net realizable value. Work-in-process represents largely labor, material and overhead costs associated with aircraft in the manufacturing process and is based primarily on the estimated average unit cost of the units in a production lot. Raw materials are valued primarily on the first-in, first-out method. Inventories consisted of the following:

	December 31 2010	October 2 2011
Work in process	$1,124	$1,424
Raw materials	965	993
Finished goods	69	89
Total inventories	$2,158	$2,506

G.	DEBT

Debt consisted of the following:

	Interest Rate	December 31 2010	October 2 2011
Fixed-rate notes due:
July 2011	1.800%	$749	$—
May 2013	4.250%	1,000	1,000
February 2014	5.250%	997	998
January 2015	1.375%	—	499
August 2015	5.375%	400	400
July 2016	2.250%	—	499
July 2021	3.875%	—	499
Commercial paper, net of unamortized discount	0.130%	—	200
Other	Various	57	34
Total debt		3,203	4,129
Less current portion		773	222
Long-term debt		$2,430	$3,907

Fixed-rate Notes

On October 2, 2011, we had outstanding $3.9 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. See Note N for unaudited condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or in part at 100 percent of the principal plus any accrued but unpaid interest and applicable make-whole amounts. On July 12, 2011, we issued $1.5 billion of fixed-rate notes in $500 increments due in January 2015, July 2016 and July 2021. We used the proceeds from these notes in part to repay $750 of fixed-rate notes on their scheduled maturity date in July of 2011.

Commercial Paper

On October 2, 2011, we had $200 in commercial paper outstanding at an average yield of approximately 0.13 percent with an average maturity of 12 days. We have $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2013 and a $1 billion multi-year facility expiring in July 2016. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or in part, these credit facilities prior to their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on October 2, 2011.

H.	OTHER LIABILITIES

A summary of significant other liabilities by balance sheet caption follows:

	December 31 2010	October 2 2011
Salaries and wages	$773	$808
Workers’ compensation	537	538
Deferred income taxes	383	169
Retirement benefits	254	267
Other (a)	1,256	1,204
Total other current liabilities	$3,203	$2,986
Retirement benefits	$3,596	$3,373
Customer deposits on commercial contracts	1,039	817
Deferred income taxes	220	503
Other (b)	767	707
Total other liabilities	$5,622	$5,400

(a)	Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	INCOME TAXES

Deferred Tax Assets/(Liabilities)

Our net deferred tax liability was included in the Consolidated Balance Sheet as follows:

	December 31 2010	October 2 2011
Current deferred tax asset	$30	$187
Current deferred tax liability	(383)	(169)
Noncurrent deferred tax asset	359	280
Noncurrent deferred tax liability	(220)	(503)
Net deferred tax liability	$(214)	$(205)

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

General Dynamics has participated in the IRS’ Compliance Assurance Process, a real-time audit of our tax return, since 2010. We have recorded liabilities for tax uncertainties for all years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on October 2, 2011, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on October 2, 2011, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

J.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We do not use derivatives for trading or speculative purposes.

Foreign Currency Risk

Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. We periodically enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts with an average maturity of two years. These instruments are designed to minimize our risk by fixing, or limiting the adverse impact on, the amount of firmly committed and forecasted foreign currency-denominated payments, receipts and inter-company transactions related to our business and operational financing activities.

Interest Rate Risk

Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. However, the risk associated with these instruments is not material.

Commodity Price Risk

We are subject to risk of rising labor and commodity prices, primarily on long-term fixed-price contracts. To the extent possible, we include terms in our long-term contracts that are designed to protect us from this risk. Some of the protective terms included in our contracts are considered derivatives but are not accounted for separately because they are clearly and closely related to the host contract. We have not entered into any material commodity hedging contracts but may do so as circumstances warrant. We do not believe that changes in labor or commodity prices will have a material impact on our results of operations or cash flows.

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On October 2, 2011, we held $1.9 billion in cash and equivalents and marketable securities. Our marketable securities have an average duration of ten months and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

Hedging Activities

We had $4.2 billion in notional forward foreign exchange contracts outstanding on December 31, 2010, and $3.9 billion on October 2, 2011. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

	December 31 2010	October 2 2011
Other current assets:
Designated as cash flow hedges	$128	$66
Not designated as cash flow hedges	35	25
Other current liabilities:
Designated as cash flow hedges	(16)	(18)
Not designated as cash flow hedges	(17)	(26)
Total	$130	$47

We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2010, or October 2, 2011.

We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statement of Earnings or in accumulated other comprehensive income (loss) (AOCI) within shareholders’ equity on the Consolidated Balance Sheet depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in AOCI until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statement of Earnings for all derivative financial instruments, regardless of designation.

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material for the three- and nine-month periods ended October 3, 2010, and October 2, 2011. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings during the next 12 months to be material.

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

We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended October 3, 2010, or October 2, 2011. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three or nine months of either 2010 or 2011.

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

In addition, the U.S. Supreme Court remanded the case to the court of appeals for further proceedings on whether the government has an obligation to share its superior knowledge with respect to highly classified information, whether the government has such an obligation when the agreement specifies information that must be shared (as was the case with respect to the A-12 contract), and whether these questions can safely be litigated by the courts without endangering state secrets. On July 7, 2011, the appeals court remanded these issues to the trial court for further proceedings consistent with the U.S. Supreme Court’s opinion. These issues remain to be resolved on remand.

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

If, contrary to our expectations, the government prevails on its default claim and its recovery theories, the contractors could collectively be required to repay the government, on a joint and several basis, as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on October 2, 2011. This would result in a liability to us of half of the total (based upon Boeing satisfying McDonnell Douglas’s obligations under the contract), or approximately $1.5 billion pretax. Our after-tax charge would be approximately $825, or $2.28 per share, to be recorded in discontinued operations. Our after-tax cash cost would be approximately $735. We believe we have sufficient resources to satisfy our obligation if required.

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

Environmental

We are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities, and at third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, we expect that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable contract costs and, therefore, recoverable under U.S. government contracts.

As required, we provide financial assurance for certain sites undergoing or subject to investigation or remediation. We accrue environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. Where applicable, we seek insurance recovery for costs related to environmental liability. We do not record insurance recoveries before collection is considered probable. In the third quarter, we recognized a $13 loss, net of taxes, in discontinued operations from the settlement of an environmental matter associated with a former operation of the company. Based on all known facts and analyses, as well as current government policies relating to allowable contract costs, we do not believe that our liability at any individual site, or in the aggregate, arising from such environmental conditions, will be material to our results of operations, financial condition or cash flows. We also do not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to our results of operations, financial condition or cash flows.

Other

SEC Request. On September 23, 2011, the SEC’s Division of Enforcement requested that we provide certain information, documents and records relating to accounting practices for revisions of estimates on contracts accounted for using the percentage-of-completion method. We are cooperating with the SEC Staff. This request is in early stages and we cannot predict its outcome.

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.5 billion on October 2, 2011. These include letters of credit for our international subsidiaries, which are backed by available local bank credit facilities aggregating approximately $1.1 billion. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

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

The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 3, 2010, and October 2, 2011, were as follows:

Nine Months Ended	October 3 2010	October 2 2011
Beginning balance	$239	$260
Warranty expense	54	45
Payments	(38)	(44)
Adjustments*	2	—
Ending balance	$257	$261

*	Includes warranty liabilities assumed in connection with acquisitions and foreign exchange translation adjustments.

L.	RETIREMENT PLANS

We provide defined-benefit pension and other post-retirement benefits, as well as defined-contribution benefits, to eligible employees.

Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three- and nine-month periods ended October 3, 2010, and October 2, 2011, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 3 2010	October 2 2011	October 3 2010	October 2 2011
Service cost	$54	$64	$3	$3
Interest cost	127	129	15	16
Expected return on plan assets	(150)	(150)	(8)	(8)
Recognized net actuarial loss (gain)	17	40	(1)	1
Amortization of prior service credit	(11)	(11)	—	1
Net periodic cost	$37	$72	$9	$13

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	October 3 2010	October 2 2011	October 3 2010	October 2 2011
Service cost	$162	$191	$8	$10
Interest cost	381	388	45	46
Expected return on plan assets	(450)	(450)	(24)	(24)
Recognized net actuarial loss (gain)	50	120	(3)	3
Amortization of prior service credit	(33)	(33)	—	4
Net periodic cost	$110	$216	$26	$39

Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense business groups. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards and specific contractual terms. For some of these plans, the cumulative pension and post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog, we defer the excess in contracts in process on the Consolidated Balance Sheet until the cost is allocable to contracts. See Note E for discussion of our deferred contract costs. For other plans, the amount allocated to contracts and included in revenues has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the plan assets on the Consolidated Balance Sheet.

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

Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	October 3 2010	October 2 2011	October 3 2010	October 2 2011
Aerospace	$1,291	$1,412	$199	$217
Combat Systems	2,069	2,140	311	319
Marine Systems	1,700	1,621	169	173
Information Systems and Technology	2,951	2,680	306	310
Corporate*	—	—	(19)	(21)
	$8,011	$7,853	$966	$998

	Revenues		Operating Earnings
Nine Months Ended	October 3 2010	October 2 2011	October 3 2010	October 2 2011
Aerospace	$4,031	$4,141	$650	$656
Combat Systems	6,182	6,216	875	895
Marine Systems	4,976	4,873	497	501
Information Systems and Technology	8,676	8,300	908	885
Corporate*	—	—	(61)	(61)
	$23,865	$23,530	$2,869	$2,876

*	Corporate operating results include our stock option expense and a portion of the operating results of our commercial pension plans.

N.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Earnings

Three Months Ended October 3, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,517	$1,494	$—	$8,011
Cost of sales	2	5,352	1,210	—	6,564
General and administrative expenses	20	357	104	—	481
Operating earnings	(22)	808	180	—	966
Interest expense	(38)	(1)	—	—	(39)
Interest income	—	(1)	2	—	1
Other, net	1	(1)	—	—	—
Earnings from continuing operations before income taxes	(59)	805	182	—	928
Provision for income taxes	(22)	272	29	—	279
Discontinued operations, net of tax	—	—	1	—	1
Equity in net earnings of subsidiaries	687	—	—	(687)	—
Net earnings	$650	$533	$154	$(687)	$650

Three Months Ended October 2, 2011
Revenues	$—	$6,262	$1,591	$—	$7,853
Cost of sales	(2)	5,059	1,306	—	6,363
General and administrative expenses	23	368	101	—	492
Operating earnings	(21)	835	184	—	998
Interest expense	(40)	(1)	—	—	(41)
Interest income	1	2	—	—	3
Other, net	1	(12)	3	—	(8)
Earnings from continuing operations before income taxes	(59)	824	187	—	952
Provision for income taxes	(21)	267	41	—	287
Discontinued operations, net of tax	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	703	—	—	(703)	—
Net earnings	$652	$557	$146	$(703)	$652

Condensed Consolidating Statement of Earnings

Nine Months Ended October 3, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$19,665	$4,200	$—	$23,865
Cost of sales	—	16,086	3,465	—	19,551
General and administrative expenses	61	1,098	286	—	1,445
Operating earnings	(61)	2,481	449	—	2,869
Interest expense	(129)	(1)	(1)	—	(131)
Interest income	2	2	3	—	7
Other, net	2	(1)	1	—	2
Earnings from continuing operations before income taxes	(186)	2,481	452	—	2,747
Provision for income taxes	(63)	816	95	—	848
Discontinued operations, net of tax	—	—	(4)	—	(4)
Equity in net earnings of subsidiaries	2,018	—	—	(2,018)	—
Net earnings	$1,895	$1,665	$353	$(2,018)	$1,895

Nine Months Ended October 2, 2011
Revenues	$—	$19,007	$4,523	$—	$23,530
Cost of sales	(7)	15,399	3,756	—	19,148
General and administrative expenses	67	1,118	321	—	1,506
Operating earnings	(60)	2,490	446	—	2,876
Interest expense	(112)	(3)	—	—	(115)
Interest income	8	3	1	—	12
Other, net	2	30	2	—	34
Earnings from continuing operations before income taxes	(162)	2,520	449	—	2,807
Provision for income taxes	(53)	790	121	—	858
Discontinued operations, net of tax	(26)	—	—	—	(26)
Equity in net earnings of subsidiaries	2,058	—	—	(2,058)	—
Net earnings	$1,923	$1,730	$328	$(2,058)	$1,923

Condensed Consolidating Balance Sheet

December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,608	$—	$1,005	$—	$2,613
Accounts receivable	—	1,538	2,310	—	3,848
Contracts in process	263	3,205	1,405	—	4,873
Inventories
Work in process	—	1,090	34	—	1,124
Raw materials	—	808	157	—	965
Finished goods	—	36	33	—	69
Other current assets	143	147	404	—	694
Total current assets	2,014	6,824	5,348	—	14,186
Noncurrent assets:
Property, plant and equipment	147	4,687	1,125	—	5,959
Accumulated depreciation of PP&E	(42)	(2,448)	(498)	—	(2,988)
Intangible assets	—	1,664	1,623	—	3,287
Accumulated amortization of intangible assets	—	(920)	(375)	—	(1,295)
Goodwill	—	8,322	4,327	—	12,649
Other assets	183	172	392	—	747
Investment in subsidiaries	30,580	—	—	(30,580)	—
Total noncurrent assets	30,868	11,477	6,594	(30,580)	18,359
Total assets	$32,882	$18,301	$11,942	$(30,580)	$32,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$749	$21	$3	$—	$773
Customer advances and deposits	—	2,182	2,283	—	4,465
Other current liabilities	596	3,397	1,946	—	5,939
Total current liabilities	1,345	5,600	4,232	—	11,177
Noncurrent liabilities:
Long-term debt	2,396	29	5	—	2,430
Other liabilities	2,774	2,242	606	—	5,622
Total noncurrent liabilities	5,170	2,271	611	—	8,052
Intercompany	13,051	(13,626)	575	—	—
Shareholders’ equity:
Common stock, including surplus	2,211	6,786	2,360	(9,146)	2,211
Retained earnings	17,076	18,175	3,097	(21,272)	17,076
Treasury stock	(4,535)	—	—	—	(4,535)
Accumulated other comprehensive loss	(1,436)	(905)	1,067	(162)	(1,436)
Total shareholders’ equity	13,316	24,056	6,524	(30,580)	13,316
Total liabilities and shareholders’ equity	$32,882	$18,301	$11,942	$(30,580)	$32,545

Condensed Consolidating Balance Sheet

October 2, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$682	$—	$858	$—	$1,540
Accounts receivable	—	1,521	2,598	—	4,119
Contracts in process	287	3,150	1,700	—	5,137
Inventories
Work in process	—	1,391	33	—	1,424
Raw materials	—	840	153	—	993
Finished goods	—	50	39	—	89
Other current assets	343	175	220	—	738
Total current assets	1,312	7,127	5,601	—	14,040
Noncurrent assets:
Property, plant and equipment	152	4,907	1,167	—	6,226
Accumulated depreciation of PP&E	(47)	(2,558)	(558)	—	(3,163)
Intangible assets	—	1,864	1,642	—	3,506
Accumulated amortization of intangible assets	—	(1,000)	(462)	—	(1,462)
Goodwill	—	9,140	4,314	—	13,454
Other assets	233	200	374	—	807
Investment in subsidiaries	32,562	—	—	(32,562)	—
Total noncurrent assets	32,900	12,553	6,477	(32,562)	19,368
Total assets	$34,212	$19,680	$12,078	$(32,562)	$33,408
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$200	$20	$2	$—	$222
Customer advances and deposits	—	2,197	2,493	—	4,690
Other current liabilities	442	3,442	1,686	—	5,570
Total current liabilities	642	5,659	4,181	—	10,482
Noncurrent liabilities:
Long-term debt	3,895	9	3	—	3,907
Other liabilities	2,812	1,995	593	—	5,400
Total noncurrent liabilities	6,707	2,004	596	—	9,307
Intercompany	13,244	(13,833)	589	—	—
Shareholders’ equity:
Common stock, including surplus	2,335	6,852	1,897	(8,749)	2,335
Retained earnings	18,483	19,880	3,888	(23,768)	18,483
Treasury stock	(5,758)	—	—	—	(5,758)
Accumulated other comprehensive loss	(1,441)	(882)	927	(45)	(1,441)
Total shareholders’ equity	13,619	25,850	6,712	(32,562)	13,619
Total liabilities and shareholders’ equity	$34,212	$19,680	$12,078	$(32,562)	$33,408

Condensed Consolidating Statement of Cash Flows

Nine Months Ended October 3, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(399)	$1,893	$73	$—	$1,567
Cash flows from investing activities:
Maturities of held-to-maturity securities	267	—	332	—	599
Purchases of held-to-maturity securities	(221)	—	(231)	—	(452)
Business acquisitions, net of cash acquired	—	(163)	(70)	—	(233)
Other, net	(19)	(112)	(44)	—	(175)
Net cash used by investing activities	27	(275)	(13)	—	(261)
Cash flows from financing activities:
Purchases of common stock	(726)	—	—	—	(726)
Repayment of fixed-rate notes	(700)	—	—	—	(700)
Dividends paid	(471)	—	—	—	(471)
Other, net	178	(1)	(2)	—	175
Net cash used by financing activities	(1,719)	(1)	(2)	—	(1,722)
Net cash used by discontinued operations	—	—	(4)	—	(4)
Cash sweep/funding by parent	1,826	(1,617)	(209)	—	—
Net decrease in cash and equivalents	(265)	—	(155)	—	(420)
Cash and equivalents at beginning of period	1,406	—	857	—	2,263
Cash and equivalents at end of period	$1,141	$—	$702	$—	$1,843

Nine Months Ended October 2, 2011
Net cash provided by operating activities	$(309)	$1,708	$(187)	$—	$1,212
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(1,143)	—	—	(1,143)
Purchases of held-to-maturity securities	(428)	—	—	—	(428)
Maturities of held-to-maturity securities	215	—	107	—	322
Purchases of available-for-sale securities	(264)	(86)	—	—	(350)
Other, net	232	(39)	(51)	—	142
Net cash used by investing activities	(245)	(1,268)	56	—	(1,457)
Cash flows from financing activities:
Proceeds from fixed-rate notes	1,497	—	—	—	1,497
Purchases of common stock	(1,449)	—	—	—	(1,449)
Repayment of fixed-rate notes	(750)	—	—	—	(750)
Dividends paid	(504)	—	—	—	(504)
Net proceeds from commercial paper	200	—	—	—	200
Other, net	203	(20)	(3)	—	180
Net cash used by financing activities	(803)	(20)	(3)	—	(826)
Net cash used by discontinued operations	—	—	(2)	—	(2)
Cash sweep/funding by parent	431	(420)	(11)	—	—
Net decrease in cash and equivalents	(926)	—	(147)	—	(1,073)
Cash and equivalents at beginning of period	1,608	—	1,005	—	2,613
Cash and equivalents at end of period	$682	$—	$858	$—	$1,540

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per share amounts or unless otherwise noted)

BUSINESS OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding; and communications and information technology. We operate through four business groups: Aerospace and Combat Systems, Marine Systems and Information Systems and Technology (collectively, our defense groups). Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate and individual buyers of business aircraft. We operate in two primary markets: defense and national security, and business aviation. The majority of our revenues are derived from contracts with the U.S. government. The following discussion should be read in conjunction with our 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission, and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

RESULTS OF OPERATIONS

Introduction

The majority of our revenues are recognized using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in our Aerospace and defense business groups. An understanding of these methods is important to the evaluation of our operating results.

In the Aerospace group, sales contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s outfitting, which includes exterior painting and installation of customer-selected interiors and avionics. We record revenues on these contracts at two milestones: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the outfitted aircraft. Revenues in the Aerospace group’s other original equipment manufacturers (OEMs) aircraft completions and service businesses are recognized as work progresses or upon delivery of the service. Changes in revenues result from the number and mix of new aircraft deliveries (both green and outfitted), progress on aircraft completions, the level of service activity during the period and the number of pre-owned aircraft sold.

The majority of the group’s operating costs relate to new aircraft production for firm orders and consist of labor, material and overhead costs. The costs are accumulated in production lots and recognized as operating costs at green and outfitted aircraft delivery based on the estimated average unit cost in a production lot. Thus, the level of operating costs reported in a given period is based largely on the number and type of aircraft delivered. To a much lesser extent, the level of operating costs is impacted by changes in the estimated average unit cost for a production lot. Operating costs in the Aerospace group’s aircraft completions operation and service businesses are generally recognized as incurred.

In general, operating earnings and margins in the Aerospace group are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft and the mix of aircraft deliveries between the higher-margin large-cabin and lower-margin mid-cabin aircraft. Additional factors affecting the group’s earnings and margins include the volume and profitability of completions and services work performed, the number and type of pre-owned aircraft sold and the level of general and administrative (G&A) costs incurred by the group, which include selling expenses and research and development (R&D) costs.

In the defense groups, revenue on long-term government contracts is recognized as work progresses, either as products are produced or as services are rendered. As a result, changes in revenues are discussed generally in terms of volume, typically measured by the level of costs incurred. Year-over-year variances attributed to volume indicate increases or decreases in revenues due to changes in production levels, delivery schedules or levels of services on individual contracts.

Operating costs for the defense groups consist of labor, material, subcontractor and overhead costs and are generally recognized as incurred. Variances in costs recognized from period to period primarily reflect increases and decreases in production or activity levels on individual contracts and, therefore, result largely from the same factors that drive variances in revenues.

Operating earnings and margins in the defense groups are driven by changes in volume, performance or contract mix (i.e., higher- vs. lower-margin work). Performance refers to changes in profitability during the period of performance based on revisions to estimates at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract or the estimated costs required to complete the contract. Therefore, changes in costs incurred in the period do not necessarily impact profitability. It is only when total estimated costs at completion change that profitability may be impacted. Contract mix can result in higher or lower earnings and margins due to contract type (e.g., fixed-price/cost-reimbursable) or the phase of work (e.g., development/production).

Consolidated Overview

Three Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$8,011	$7,853	$(158)	(2.0)%
Operating costs and expenses	7,045	6,855	(190)	(2.7)%
Operating earnings	966	998	32	3.3%
Operating margin	12.1%	12.7%

Nine Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$23,865	$23,530	$(335)	(1.4)%
Operating costs and expenses	20,996	20,654	(342)	(1.6)%
Operating earnings	2,869	2,876	7	0.2%
Operating margin	12.0%	12.2%

Our revenues and operating costs were down in the third quarter and first nine months of 2011 compared with the prior-year periods driven primarily by lower activity in the Information Systems and Technology’s tactical communications business and, to a lesser extent, on several U.S. Navy programs in the Marine Systems group. Operating earnings were up in the third quarter and first nine months of 2011 compared with the same periods in 2010 despite the decrease in revenues. Operating margins increased 60 basis points in the third quarter due to higher margins in the Marine Systems and Information Systems and Technology groups. Margins were up slightly in the year-to-date period. The review of business groups that follows the consolidated overview section contains a discussion of full-year revenue and margin expectations for our business groups.

Product Revenues and Operating Costs

Three Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$5,290	$5,070	$(220)	(4.2)%
Operating costs	4,217	3,991	(226)	(5.4)%

Nine Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$15,867	$15,186	$(681)	(4.3)%
Operating costs	12,690	12,005	(685)	(5.4)%

Product revenues were lower in the third quarter and first nine months of 2011 compared with the prior-year periods. The decrease in product revenues consisted of the following:

	Third Quarter	Nine Months
Tactical communication products	$(230)	$(385)
Ship construction	(124)	(244)
Aircraft manufacturing, outfitting and completions	89	3
Other, net	45	(55)
Total decrease	$(220)	$(681)

In the third quarter and first nine months of 2011, tactical communication products revenues decreased, particularly on ruggedized computing products, including the Common Hardware/Software III (CHS-3) program, driven by a slowed customer acquisition cycle and the delayed passage of the 2011 U.S. defense budget. Revenues were also down on several ship construction programs, most significantly on the DDG-1000 and DDG-51 destroyer programs due to award delays and on the commercial product-carrier program, which was completed in 2010. Offsetting these decreases in the third quarter were higher Gulfstream aircraft manufacturing and outfitting revenues, largely the result of additional green aircraft deliveries. In the year-to-date period, higher green aircraft revenues were essentially offset by lower completions revenues at Jet Aviation as a result of delays on narrow- and wide-body commercial aircraft contracts and continued lower volume on business-jet aircraft manufactured by other OEMs.

Product operating costs were lower in the third quarter and first nine months of 2011 compared with the prior-year periods. The decrease in product operating costs consisted of the following:

	Third Quarter	Nine Months
Tactical communication products	$(232)	$(378)
Ship construction	(132)	(247)
Aircraft manufacturing, outfitting and completions	77	(17)
Other, net	61	(43)
Total decrease	$(226)	$(685)

The primary driver of the changes in product operating costs in the third quarter and first nine months of 2011 is volume. To a much lesser extent, operating costs were also impacted by several other factors. Tactical communications products operating costs also decreased as a result of initiatives that reduced overhead costs and lower warranty expenses. Ship construction operating costs also trended down as labor hours required to build later ships in a program decreased due to production efficiencies, particularly on the mature T-AKE Navy ship contract. Offsetting these decreases, aircraft manufacturing, outfitting and completions operating costs increased due to labor-hour growth on narrow- and wide-body projects in Jet Aviation’s completions business.

Service Revenues and Operating Costs

Three Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$2,721	$2,783	$62	2.3%
Operating costs	2,347	2,372	25	1.1%

Nine Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$7,998	$8,344	$346	4.3%
Operating costs	6,861	7,143	282	4.1%

Service revenues increased in the third quarter and first nine months of 2011 compared with the prior-year periods. The increase in service revenues consisted of the following:

	Third Quarter	Nine Months
Aircraft services	$50	$145
Ship engineering and repair	45	140
Information technology (IT) services	11	209
Other, net	(44)	(148)
Total increase	$62	$346

In the third quarter and first nine months of 2011, the growing global installed base of business-jet aircraft and improving aircraft utilization resulted in higher aircraft services revenues in the Aerospace group. Revenues were also up on several U.S. Navy engineering and repair programs, most significantly on the next-generation ballistic-missile submarine (SSBN(X)) and on surface-ship repair programs. Additionally, growth in the first half of 2011 on IT support and modernization programs for the intelligence community and the Department of Defense, including the Walter Reed National Military Medical Center and Mark Center programs, resulted in higher year-to-date IT services revenues.

Service operating costs increased in the third quarter and first nine months of 2011 compared with the prior-year periods. The increase in service operating costs consisted of the following:

	Third Quarter	Nine Months
Aircraft services	$38	$130
Ship engineering and repair	42	126
IT services	3	205
Other, net	(58)	(179)
Total increase	$25	$282

Service operating costs increased in the third quarter and first nine months of 2011 due primarily to increased activity levels. Operating costs increased in the aircraft services business due primarily to higher customer demand. Higher labor hours on ship engineering and repair programs drove an increase in operating costs while increased volume of infrastructure material required under IT modernization contracts resulted in higher IT services operating costs. To a much lesser extent, operating costs also increased due to a higher allocation of overhead costs to Jet Aviation’s aircraft services work resulting from lower revenues in its completions business.

G&A Expenses

As a percentage of revenues, G&A expenses were 6.3 percent in the third quarter of 2011 and 6.4 percent in the year-to-date 2011 period, up slightly from 6.0 percent and 6.1 percent in the prior-year periods. G&A expenses as a percentage of revenues increased in 2011 due primarily to higher ongoing R&D efforts in our Aerospace group and lower overall revenues.

Interest Expense

Net interest expense in the first nine months of 2011 was $103 compared with $124 in the same period in 2010. The decrease was due largely to the repayment of $700 of fixed-rate notes in the third quarter of 2010, partially offset by interest expense associated with the $1.5 billion of fixed-rate notes issued in July 2011. We expect full-year 2011 net interest expense to be approximately $140.

Other Income

In 2011, other income consisted primarily of a gain from the sale of the detection systems portion of the weapons systems business in our Combat Systems group in the second quarter. The sale resulted in a pretax gain of $38. This gain was offset partially by $10 of transaction-related costs associated primarily with the Vangent, Inc. business acquisition we completed in the third quarter of 2011. For further discussion of acquisition activity, see Note B to the unaudited Consolidated Financial Statements.

Effective Tax Rate

Our effective tax rate for the first nine months of 2011 was 30.6 percent compared with 30.9 percent in the same period in 2010. We anticipate a full-year 2011 effective tax rate of approximately 31 percent, compared with 30.7 percent in 2010. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

Discontinued Operations

In the third quarter, we recognized a $13 loss, net of taxes, in discontinued operations from the settlement of an environmental matter associated with a former operation of the company. Additionally, the nine-month results reflect our estimate of the legal costs associated with the A-12 litigation recorded in the second quarter as a result of the U.S. Supreme Court’s decision that significantly extended the timeline associated with the litigation. See Note K to the unaudited Consolidated Financial Statements for further discussion of the A-12 litigation, which has been ongoing since 1991.

Review of Business Groups

Following is a discussion of operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed with respect to specific lines of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the types of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the groups’ results. Information regarding our business groups also can be found in Note M to the unaudited Consolidated Financial Statements.

Aerospace

Three Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$1,291	$1,412	$121	9.4%
Operating earnings	199	217	18	9.0%
Operating margin	15.4%	15.4%
Gulfstream aircraft deliveries (in units):
Green	23	25	2	8.7%
Outfitted	24	26	2	8.3%

Nine Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$4,031	$4,141	$110	2.7%
Operating earnings	650	656	6	0.9%
Operating margin	16.1%	15.8%
Gulfstream aircraft deliveries (in units):
Green	79	72	(7)	(8.9)%
Outfitted	65	72	7	10.8%

Operating Results

The Aerospace group’s revenues increased in the third quarter and the first nine months of 2011 compared to the prior-year periods. The increase consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$89	$(26)
Aircraft services	50	174
Pre-owned aircraft	(18)	(38)
Total increase in revenues	$121	$110

Aircraft manufacturing, outfitting and completions revenues include Gulfstream business-jet aircraft as well as Jet Aviation’s completions of aircraft produced by other OEMs. Gulfstream aircraft manufacturing and outfitting revenues increased in the third quarter and year-to-date due largely to delivery of additional large-cabin green and, to a lesser extent, outfitted aircraft. Offsetting this increase were lower completions revenues at Jet Aviation in both periods as a result of manufacturing delays on narrow- and wide-body commercial aircraft contracts and continued lower volume in business-jet aircraft manufactured by other OEMs.

Strong growth in aircraft services revenues in the first half of 2011 continued in the third quarter, reflecting the global installed base of business-jet aircraft and improving aircraft utilization.

Pre-owned aircraft sales decreased in the third quarter and first nine months of 2011. The group sold two aircraft in both the third quarter of 2010 and 2011 and four aircraft in the year-to-date 2011 period compared with six in the first nine months of 2010. The group ended the quarter with no pre-owned aircraft in inventory.

The group’s operating earnings increased slightly in the third quarter and first nine months of 2011 compared with 2010. The increase consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$40	$61
Aircraft services	(9)	4
Pre-owned aircraft	(1)	—
SG&A/other	(12)	(59)
Total increase in operating earnings	$18	$6

Gulfstream’s aircraft manufacturing and outfitting earnings increased in both periods compared with 2010 primarily due to additional large-cabin deliveries and, to a lesser extent, slightly higher liquidated damages associated with customer defaults. Earnings from Jet Aviation’s completions business were down compared with the third quarter and first nine months of 2010 as a result of growth in labor hours on narrow- and wide-body completions projects and less aircraft completions work for other OEMs. Management has undertaken major business initiatives to improve performance in Jet Aviation’s completions business and expects to deliver the remaining aircraft that have experienced significant delays over the next few months. In addition, competitive pressures in the broader completions market persist and have impacted the profitability of this business. If these negative trends continue, they could impact our projected operating results and, therefore, may result in the review of related long-lived assets for possible impairment, including specifically identified intangible assets of $140 and property, plant and equipment of $50.

Aircraft service earnings were down in the third quarter, but up slightly in the first nine months of 2011. Margins were down in both periods due to competitive market pricing and an unfavorable mix of service work, including lower-margin maintenance and refurbishment. Jet Aviation’s aircraft service margins were also negatively impacted by a higher allocation of overhead costs to Jet Aviation’s aircraft services work resulting from lower revenues in its completions business. The group’s operating earnings in 2011 were also negatively impacted by higher selling and marketing expenses associated with increased order activity and higher ongoing R&D efforts. As a result of the factors discussed above, the group’s overall operating margins were steady in the quarter, but decreased 30 basis points year-to date compared with the same prior-year periods.

Outlook

We expect the full-year 2011 Aerospace group revenues to increase approximately 13 percent over 2010 and full-year operating margins to approximate 15 percent. The group expects Federal Aviation Administration (FAA) provisional type certification for Gulfstream’s new ultra-large-cabin, ultra-high speed G650 aircraft in the fourth quarter, keeping the program on track for entry into service in the first half of 2012. We expect 10 to 12 initial green deliveries of the G650 aircraft in the fourth quarter of 2011, resulting in higher revenues for the group.

Combat Systems

Three Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$2,069	$2,140	$71	3.4%
Operating earnings	311	319	8	2.6%
Operating margin	15.0%	14.9%

Nine Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$6,182	$6,216	$34	0.5%
Operating earnings	875	895	20	2.3%
Operating margin	14.2%	14.4%

Operating Results

Higher Combat Systems revenues in the third quarter of 2011 drove an increase in year-to-date revenues over the comparable 2010 periods. The increase consisted of the following:

	Third Quarter	Nine Months
U.S. military vehicles	$(6)	$(135)
Weapon systems and munitions	42	59
European military vehicles	35	110
Total increase in revenues	$71	$34

In the group’s U.S. military vehicles business, volume was up in both periods on a foreign military sales (FMS) contract to provide light armored vehicles (LAVs) for an international military customer. Offsetting this increase were a decline in Expeditionary Fighting Vehicle (EFV) activity as the system design and development contract nears completion, and refurbishment and upgrade work for the Abrams main battle tank, particularly in the first half of the year.

Revenues in the group’s weapon systems and munitions businesses were up in the third quarter and first nine months of 2011 compared with the same prior-year periods. The growth resulted primarily from increased sales of heavy-payload axles in the military and commercial markets, particularly in the third quarter.

Revenue growth in the group’s European military vehicle business continued into the third quarter due largely to a higher volume of Duro and EAGLE wheeled military vehicles sales to a variety of European customers, including the Swiss and German governments, and the start-up of the Specialist Vehicle (SV) program for the United Kingdom. Offsetting this increase in both periods was lower activity on the group’s Pandur and Piranha vehicles contracts for various international customers.

The group’s operating earnings grew in the third quarter and first nine months of 2011, resulting in steady margins in the quarter-to-date period and slightly higher margins in the year-to-date period. The margin growth for the year is primarily due to productivity improvements in our U.S. military vehicles business, resulting in higher profitability on the Stryker, Abrams and FMS LAV programs.

Outlook

We expect full-year 2011 Combat Systems revenues to approach $9 billion as growth in international vehicle contracts offsets a reduction in volume on certain of the group’s U.S. vehicle programs. Given operating performance in the first nine months of the year, we expect full-year operating margins for the group to be approximately 14 percent.

Marine Systems

Three Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$1,700	$1,621	$(79)	(4.6)%
Operating earnings	169	173	4	2.4%
Operating margin	9.9%	10.7%

Nine Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$4,976	$4,873	$(103)	(2.1)%
Operating earnings	497	501	4	0.8%
Operating margin	10.0%	10.3%

Operating Results

The Marine Systems group’s revenues decreased in the third quarter and first nine months of 2011 compared with the same prior-year periods. The decrease consisted of the following:

	Third Quarter	Nine Months
Navy ship construction	$(98)	$(166)
Navy ship engineering and repair services	34	144
Commercial ship construction	(15)	(81)
Total decrease in revenues	$(79)	$(103)

The group’s U.S. Navy ship-construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and T-AKE combat-logistics and Mobile Landing Platform (MLP) auxiliary support ships. The group has been increasing production levels on Virginia-class submarines over the past several years in preparation for the construction of two boats per year beginning this year. While this drove higher volume on the program in the first six months of 2011, revenues were down in the third quarter of 2011 due to timing of construction activity as we transition from the Block II to the Block III contract, resulting in lower year-to-date revenues in 2011. Deliveries of the remaining 10 Virginia-class submarines under contract are scheduled through 2018.

Late in the third quarter, the group received an award for its portion of the construction of the second and third ships in the DDG-1000 destroyer program. Due to a delay in the award, revenues were down on the program year-to-date. Deliveries of the three DDG-1000 ships now under contract are scheduled for 2014, 2015 and 2018. Volume was also lower on the DDG-51 program as the legacy multi-ship contract nears completion with the remaining destroyer scheduled for delivery in 2012. However, in the third quarter, the group received a competitive award for a DDG-51 destroyer scheduled for delivery in 2016 as well as an option for an additional destroyer in connection with the Navy’s restart of the DDG-51 program.

Volume increased on the MLP program in the quarter-to-date and year-to-date periods as the group continued construction on the first ship of the three-ship program, scheduled for delivery in 2013. The group also has received a construction contract for the second ship and long-lead funding for the third ship. Activity on the group’s T-AKE program was down in 2011 as the group delivered two ships and nears completion of the remaining two ships, scheduled for delivery through 2012.

While ship-construction revenues were down from 2010, volume on engineering and repair programs for the Navy was up in the third quarter and the first nine months of 2011 compared with the same prior-year periods. Revenues increased in 2011 on the group’s engineering work associated with the Navy’s next-generation ballistic-missile submarine (SSBN(X)), although growth was more modest in the third quarter than in the first half of the year. Additionally, the group’s repair work continued to increase in 2011, following significant growth in 2010, particularly on surface-ship repair programs. Subsequent to the end of the quarter, we completed the acquisition of Metro Machine Corp., a surface-ship repair company that will provide access to repair operations in a key East Coast naval port.

In 2010, the group completed construction of a five-ship commercial product-carrier program, resulting in a decrease in commercial shipbuilding revenues in 2011. Given the success of this program, the age of the fleet of Jones Act ships and environmental regulations that require double-hull tankers and impose emission control limits, we believe that additional commercial shipbuilding opportunities will be realized in the coming years as the economy recovers.

Despite the decrease in revenues, the group’s 2011 operating earnings were up slightly in the third quarter and first nine months of 2011, resulting in an 80 basis-point increase in operating margins in the quarter-to-date period and a 30 basis-point increase in 2011. Continued performance improvement on the mature T-AKE contract was offset by margin compression from a shift in program mix as we transition to new shipbuilding contracts and design work on the SSBN(X) program increases.

Outlook

We expect Marine Systems 2011 revenues to remain near 2010 levels of approximately $6.7 billion as increased Virginia-class production and submarine engineering activity are offset by lower destroyer, T-AKE and commercial volume. For the year, we expect the group to achieve operating margins that approximate 10 percent.

Information Systems and Technology

Three Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$2,951	$2,680	$(271)	(9.2)%
Operating earnings	306	310	4	1.3%
Operating margin	10.4%	11.6%

Nine Months Ended	October 3 2010	October 2 2011	Variance
Revenues	$8,676	$8,300	$(376)	(4.3)%
Operating earnings	908	885	(23)	(2.5)%
Operating margin	10.5%	10.7%

Operating Results

The Information Systems and Technology group’s revenues decreased in the third quarter and first nine months of 2011 compared with the same periods in 2010. The decrease consisted of the following:

	Third Quarter	Nine Months
Tactical communication systems	$(286)	$(551)
Information technology (IT) services	26	226
Intelligence, surveillance and reconnaissance (ISR) systems	(11)	(51)
Total decrease in revenues	$(271)	$(376)

Volume in the tactical communication systems business was unfavorably impacted by the delayed passage of the 2011 U.S. defense budget and a protracted customer acquisition cycle that slowed award activity. This resulted in lower revenues in 2011 compared with 2010, specifically on ruggedized computing products, including CHS-3, and other products with shorter-term delivery horizons. Additionally, revenues on the Canadian Maritime Helicopter Project (MHP) were down in both periods as the group transitions to the training and support phase of the program. In the group’s United Kingdom-based operation, revenues were up in both periods due to higher volume on the initial phase of the U.K. Ministry of Defence SV program and in our surveillance systems business acquired in 2010.

In the group’s IT services business, revenue was up slightly in the third quarter, due largely to the start up of St. Elizabeths Hospital IT infrastructure program. The year-to-date increase was driven largely by growth in the first half of 2011 on IT support and modernization programs for the intelligence community and the Department of Defense (DoD), including the New Campus East, Walter Reed National Military Medical Center and Mark Center programs.

Revenues were down in the third quarter and first nine months of 2011 compared with the prior-year periods in the group’s ISR business due to lower optical products volume and, in the year-to-date period, the sale of a satellite facility in the first quarter of 2010.

Despite the decrease in revenues in the third quarter, the group’s operating earnings were up slightly. The increase in operating earnings resulted in 120-basis point margin growth in the quarter compared with the prior-year period. The margin expansion is largely due to our tactical communications business, and is the result of initiatives that reduced overhead costs, lower warranty expenses and favorable contract mix, including high-margin encryption and battlefield communications network products. While operating earnings were down year-to-date in 2011, operating margins were up 20 basis points as performance improvement in the tactical communications business was offset by sales growth in our lower-margin IT services business.

Outlook

We expect full-year 2011 revenues in the Information Systems and Technology group to be down 2 to 3 percent from 2010 levels. Organic growth in IT services and additional revenues from our 2011 acquisitions, most significantly Vangent, Inc., will be offset by lower than expected revenues in our tactical communication systems business. We expect the group to achieve operating margins in the mid-10 percent range.

Corporate

Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $21 in the third quarter of 2011 compared with $19 in the third quarter of 2010. Corporate operating costs were $61 through the first nine months of 2010 and 2011. We expect 2011 full-year Corporate operating costs of approximately $85.

BACKLOG

Our total backlog was $58.5 billion on October 2, 2011, up 2 percent from the second quarter of 2011. Third-quarter order activity was healthy across the business, with our Aerospace, Marine Systems and Information Systems and Technology groups generating a book-to-bill ratio (orders divided by revenue) greater than one-to-one. Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. The estimated potential contract value represents our estimate of the ultimate value we expect to receive under these arrangements. At the end of the third quarter of 2011, our estimate of this potential contract value was $27 billion, up nearly 30 percent from the end of the second quarter, with increases in the Marine

Systems and Information Systems and Technology groups due largely to the DDG-51 and DDG-1000 and Common Hardware Systems-4 (CHS-4) contract awards, respectively. The acquisition of Vangent, Inc. in the quarter also added approximately $1.2 billion to the Information Systems and Technology group’s estimated potential contract value.

The following table details the backlog and the total estimated contract value of each business group at the end of the third and second quarters of 2011:

October 2, 2011	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$18,306	$318	$18,624	$—	$18,624
Combat Systems	9,078	1,304	10,382	3,763	14,145
Marine Systems	10,269	8,611	18,880	2,044	20,924
Information Systems and Technology	8,248	2,389	10,637	21,429	32,066
Total	$45,901	$12,622	$58,523	$27,236	$85,759

July 3, 2011
Aerospace	$17,948	$340	$18,288	$—	$18,288
Combat Systems	9,657	1,135	10,792	4,370	15,162
Marine Systems	9,191	9,209	18,400	1,097	19,497
Information Systems and Technology	7,468	2,168	9,636	15,697	25,333
Total	$44,264	$12,852	$57,116	$21,164	$78,280

Aerospace

Aerospace funded backlog represents orders for which we have definitive purchase contracts and deposits from customers. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The group ended the third quarter of 2011 with $18.6 billion of backlog, the fourth consecutive quarterly increase. Order activity in 2011 has been very strong across the portfolio but particularly for large-cabin aircraft, and customer defaults remain at low levels. In the group’s large-cabin segment, backlog remains well-positioned, with an 18- to 24-month period between customer order and delivery of in-service aircraft and approximately five years of backlog for the G650. Approximately 75 percent of the group’s orders in 2011 were from international customers, with significant growth in orders from the Asia-Pacific region. In the third quarter of 2011, Gulfstream received an initial $810 order under the memorandum of understanding (MOU) with Minsheng Financial Leasing, the Chinese financial leasing company of Minsheng Bank. The order was for the purchase of 20 Gulfstream aircraft across the product portfolio.

Defense Groups

The total backlog for our defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included only firm contracts we believe are likely to receive funding.

Backlog in our defense groups was $39.9 billion on October 2, 2011, up 3 percent from the second quarter of 2011. Backlog increased in the Marine Systems and Information Systems and Technology groups, but was down slightly in the Combat Systems group. Our defense groups each received notable contract awards in the third quarter, including several that were delayed from the first half of the year.

Combat Systems awards included the following:

•	$440 from the U.S. Army for the Technology Development phase of the Army’s Ground Combat Vehicle (GCV) Infantry Fighting Vehicle program.

•	$250 from the Army to produce 115 Stryker double-V-hulled vehicles.

•	$205 from the U.S. Marine Corps under the MRAP vehicle program for upgrade kits for previously delivered RG-31 vehicles.

•	$135 from the Canadian government to supply various calibers of ammunition.

•	$60 from the Army to produce medium-caliber ammunition.

Marine Systems awards included the following:

•	$1.8 billion from the U.S. Navy for engineering, design and construction of two DDG-1000 destroyers.

•	$565 from the Navy for construction of a DDG-51 destroyer under the destroyer construction continuation program. The award also includes a $665 option to build an additional ship.

Information Systems and Technology awards included the following:

•	$85 from the Army for ruggedized computing equipment under the CHS-3 program.

•	$85 from the Army under the Warfighter Information Network-Tactical (WIN-T) program for Increment 1 equipment.

•	$55 under the Defense Intelligence Agency’s (DIA) Solutions for the Information Technology Enterprise (SITE) contract for enterprise communication services.

•	An IDIQ contract from the Army for ruggedized computing equipment under the CHS-4 program. The program has a maximum potential value of approximately $3.7 billion over ten years.

•

An IDIQ contract from the U.S. Air Force under the Global Broadcast Service (GBS) program for the production of Transportable Ground Receive Suites (TGRS) and delivery of retrofit kits for previously delivered systems. The program has a maximum potential value of $900 over five years.

•

An IDIQ contract from the Army to provide information systems engineering and IT support services to the Army’s Information Systems Engineering Command (ISEC). The program has a maximum potential value among the three awardees of close to $900 over five years.

Subsequent to the end of the quarter, the Combat Systems group received an order to modernize 550 LAV III combat vehicles for the Canadian government. The contract has a value of $1 billion over six years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We ended the third quarter of 2011 with a cash balance of $1.5 billion, compared with $2.6 billion at the end of 2010. Our net debt – debt less cash and equivalents and marketable securities – was $2.3 billion at the end of the third quarter of 2011, up by $1.9 billion from $378 at the end of 2010 due largely to the issuance of fixed-rate notes in the third quarter of 2011 and other capital deployment activities. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first nine months of 2010 and 2011.

Operating Activities

We generated cash from operating activities of $1.2 billion in the first nine months of 2011 compared with $1.6 billion in the same period in 2010. The primary driver of cash flows in both periods was net earnings, offset in part by growth in operating working capital (OWC). The increase in OWC in the first nine months of 2011 is largely due to an increase in inventories associated with the ramp toward initial green deliveries of the G650 aircraft in the fourth quarter of 2011 and early 2012. Significant cash flows associated with receipt of provisional type certification of the G650 are expected in the fourth quarter of 2011, mitigating this growth by year end as customer deposits are received. Cash from operating activities in the first nine months of 2011 included a $300 contribution to our pension plans, as compared to a $270 contribution in 2010.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 contract termination has been ongoing since 1991. If, contrary to our expectations, the default termination is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on October 2, 2011. If this were the outcome, we would owe half of the total, or approximately $1.5 billion pretax. Our after-tax cash obligation would be approximately $735. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.

Investing Activities

We used $1.5 billion for investing activities in the first nine months of 2011 compared with $261 in the same period in 2010. The primary uses of cash in investing activities were business acquisitions, capital expenditures and purchases of marketable securities. Investing activities also include proceeds received from the sale of assets and marketable securities.

We completed four acquisitions for $1.1 billion in the first nine months of 2011 and three acquisitions for $233 in the same period in 2010. We used cash on hand and commercial paper to fund these acquisitions. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity. We also announced the acquisition of Metro Machine Corp., an East Coast surface-ship repair company, which closed in the fourth quarter of 2011.

We expect full-year capital expenditures to be less than 2 percent of revenues, up slightly from 2010 largely due to Gulfstream’s seven-year facilities expansion project announced in 2010. As a result of lower market interest rates, we have expanded our investments in available-for-sale and held-to-maturity securities in recent years to generate additional return. We had net purchases of $135 in the first nine months of 2011 compared with net proceeds of $126 in the first nine months of 2010. Investing activities in 2011 also included proceeds from the sale of the detection systems portion of the weapons systems business in our Combat Systems group in the second quarter.

Financing Activities

Net cash used for financing activities was $826 in the nine-month period ended October 2, 2011, compared with $1.7 billion in the same period in 2010. Our financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock.

In the third quarter of 2011, we issued $1.5 billion of fixed-rate notes in $500 increments due in January 2015, July 2016 and July 2021. We used the proceeds from these notes in part to repay $750 of fixed-rates notes on their scheduled maturity date in July of 2011. We had $200 of commercial paper outstanding on October 2, 2011. We have $2 billion in bank credit facilities that remain unutilized. These facilities provide backup liquidity to our commercial paper program. We have no material repayments of long-term debt expected until 2013. We also have an effective shelf registration on file with the Securities and Exchange Commission.

On March 2, 2011, our board of directors declared an increased quarterly dividend of $0.47 per share – the 14th consecutive annual increase. The board had increased the quarterly dividend to $0.42 per share in March 2010.

In the first nine months of 2011, we repurchased 20 million of our outstanding shares on the open market at an average price of $69 per share. In the first nine months of 2010, we repurchased 11 million shares at an average price of $65 per share. On October 5, 2011, with no shares remaining under a prior authorization, our board of directors authorized management to repurchase up to 10 million shares – about 3 percent of our total shares outstanding.

Non-GAAP Management Metrics – Free Cash Flow

Our free cash flow from operations for the first nine months of 2011 was $939, 48 percent of earnings from continuing operations, compared with $1.3 billion, 71 percent, for the same period in 2010. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management of the business.

Strong cash generation in the first nine months of 2011 in the Marine Systems and Information Systems and Technology groups was offset by OWC growth in the Aerospace, and to a lesser extent, the Combat Systems groups.

The following table reconciles free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Nine Months Ended	October 3 2010	October 2 2011
Net cash provided by operating activities	$1,567	$1,212
Capital expenditures	(219)	(273)
Free cash flow from operations	$1,348	$939
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	83%	62%
Free cash flow from operations	71%	48%

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

Our use of the percentage-of-completion method of revenue recognition involves the use of various estimating techniques to project costs at completion. Contract estimates involve various assumptions and projections relative to the outcome of future events over the period of performance, often several years. We review our contract estimates regularly to assess revisions in contract values and estimated costs at completion. Other significant estimates include those related to goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations and contingencies and litigation. We base all estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. While actual results may differ from these estimates under different assumptions or conditions, we evaluate these estimates on an ongoing basis to ensure that our judgment produces financial information that fairly depicts the results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on October 2, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on October 2, 2011, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	expected recovery on contract claims and requests for equitable adjustment;

•	changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business aviation market;

•	potential for changing prices for energy and raw materials and

•	the status or outcome of legal and/or regulatory proceedings.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our third quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares that May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
7/4/11-7/31/11	—	$—	—	5,774,869
8/1/11-8/28/11	3,338,682	$61.47	3,338,682	2,436,187
8/29/11-10/2/11	2,436,187	$58.06	2,436,187	—

Total	5,774,869	$60.03

*	On June 1, 2011, the board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. On October 5, 2011, with no shares remaining under the June authorization, the board of directors increased the number of authorized shares to 10 million. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ Kimberly A. Kuryea
Kimberly A. Kuryea
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: November 1, 2011