Form 10-K
period 2011-12-31
GENERAL DYNAMICS CORP
filed 2012-02-17
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ✓

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

Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ✓ Accelerated Filer       Non-Accelerated Filer       Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      No ✓

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $26,079,926,210 as of July 3, 2011

(based on the closing price of the shares on the New York Stock Exchange).

356,821,649 shares of the registrant’s common stock were outstanding on January 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2012 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

2                        General Dynamics Annual Report 2011

(Dollars in millions, unless otherwise noted)

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding; and communications and information technology. We and our subsidiaries employ 95,100 people globally. We foster a culture of ethical behavior and integrity that is evident in how we interact with shareholders, employees, customers, suppliers, partners and the communities in which we operate.

We strive to deliver consistently superior shareholder returns. Our experienced management team creates shareholder value through disciplined program execution, organic growth, margin improvement, efficient cash-flow conversion and prudent capital deployment. We seek to manage overhead costs, incentivize continuous-improvement initiatives and collaborate across our businesses to enhance margins. Our balanced capital deployment approach involves internal investment, acquisitions and divestitures, dividends and the repurchase of company shares on the open market. As an experienced incumbent on multiple core defense programs, our portfolio remains well-positioned. We also proactively pursue innovative product development in our core markets and new opportunities in adjacent markets.

Formed in 1952, General Dynamics grew organically and through acquisitions until the early 1990s, when we sold nearly all of our divisions except Electric Boat and Land Systems. Starting in the mid-1990s, we began expanding by acquiring combat vehicle-related businesses, additional shipyards, information technology product and service companies and Gulfstream Aerospace Corporation. Since, we have acquired and integrated over 60 businesses, including six in 2011, to further strengthen and complement our business portfolio.

General Dynamics is incorporated in Delaware. We operate through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. For selected financial information regarding each of our business groups, see Note Q to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

AEROSPACE

Our Aerospace group designs, manufactures and outfits a comprehensive family of large- and mid-cabin Gulfstream business-jet aircraft, provides aircraft services (including maintenance and repair work, fixed-based operations (FBO) and aircraft management services) and performs aircraft completions for aircraft produced by other original equipment manufacturers (OEMs). With more than 50 years of experience at the forefront of the business-jet aviation market, the Aerospace group is known for:

•	superior aircraft design, quality, performance, safety and reliability;
•	technologically advanced cockpit and cabin systems; and
•	industry-leading product service and support.

The Gulfstream product line includes aircraft across a spectrum of price and performance options. The varying ranges, speeds and cabin dimensions are well-suited to the transportation needs of an increasingly diverse and global customer base. The large-cabin models are manufactured at Gulfstream’s headquarters in Savannah, Georgia, while the mid-cabin models are constructed by an Israeli supplier. All models are outfitted in the group’s U.S. facilities.

General Dynamics Annual Report 2011                        3

The two newest aircraft to join the Gulfstream family are the ultra-large-cabin, ultra-high-speed G650 and the super-mid-size G280. The G650 has the longest range, fastest speed, largest cabin and most advanced cockpit in the Gulfstream fleet and defines a completely new segment at the top of the business-jet market. The G650 received Federal Aviation Administration (FAA) provisional type certification in the fourth quarter of 2011 with full type certification expected in mid-2012. The G280, which recently replaced the G200, offers a larger cabin and the longest range at the fastest speed in its class. During flight testing, the G280 exceeded the original performance expectations announced at the program’s launch, including a 200-nautical-mile increase in range. The G280 has received Civil Aviation Administration of Israel (CAAI) provisional type certification with full FAA type certification expected in mid-2012. The G650 and the G280 are scheduled to enter service following full type certification.

While the installed base of aircraft is predominantly in North America, international customers represent approximately 65 percent of the group’s backlog. Approximately 70 percent of the group’s orders in 2011 were from international customers, with significant growth in orders in the Asia-Pacific region. Private companies and individual customers collectively represented approximately 60 percent of the group’s total orders. Gulfstream also remains a leading provider of aircraft for government and military service around the world, with aircraft operated by nearly 40 nations. These government aircraft are used for head-of-state/executive transportation and a variety of special-mission applications, including aerial reconnaissance, maritime surveillance, weather research and astronaut training.

The Aerospace group remains committed to research and development (R&D). We continuously invest in R&D to introduce new products and first-to-market enhancements that broaden customer choice, improve aircraft performance and set new standards for customer safety, comfort and in-flight productivity. Gulfstream’s aircraft are designed to minimize lifecycle costs while maximizing the commonality of parts among the various models. Current product-enhancement and development efforts include initiatives in advanced avionics, composites, flight-control systems, acoustics, cabin technologies and enhanced vision systems. Recent innovations include a state-of-the-art cabin management system for the G650, giving passengers control of the aircraft cabin systems through a handheld device that is synched to a particular seat on the aircraft. Each passenger can easily control their own environment, including lighting, temperature and entertainment equipment. We also recently launched a PlaneBook application, an electronic document management system that provides pilots easy and immediate access to critical flight information and aircraft-specific documents.

A $500 seven-year facilities expansion project is underway at Gulfstream’s Savannah campus, including constructing new facilities, renovating existing infrastructure and expanding the group’s R&D center. This investment is designed to ensure Gulfstream is well-positioned to meet future demand for business-jet aircraft and support services. This effort follows a recently completed $400 multi-year project in Savannah that established a purpose-built G650 manufacturing facility, increased aircraft-service capacity, improved the group’s customer sales and design center and created a state-of-the-art paint facility.

In addition to the increased service capacity in Savannah, Gulfstream’s service network continues to evolve to address the demands of the growing international installed base. In 2011, we continued to focus on increasing the group’s international parts and materials inventory and adding personnel in fast-growing markets. In Asia, for example, Gulfstream opened a product support office in Hong Kong and a sales office in Beijing to support customers before, during and after their aircraft purchase. We also expanded service facilities in Westfield, Massachusetts; Dallas, Texas; Luton, England; and Madrid, Spain. Gulfstream’s product support team deploys a team of aircraft technicians in support of urgent customer-service requirements in the Americas and Europe. This commitment to superior product support continues to receive industry recognition, including the number-one ranking for the ninth consecutive year in the annual Aviation International News Product Support Survey, as well as first-in-class product support recognition in the annual Professional Pilot survey.

We have leveraged the acquisition of Jet Aviation, a maintenance and repair services provider with aircraft service centers in more than 20 locations worldwide, to provide customers first-in-class service and support 24 hours a day. As a trusted provider of turnkey aircraft management and FBO services to a broad global customer base, Jet Aviation supports the continued growth and diversification of the Aerospace portfolio. Jet Aviation also performs aircraft completions for business jets and narrow- and wide-body commercial aircraft produced by other OEMs at locations in Europe and the United States.

A market leader in the business-aviation industry, the Aerospace group remains focused on:

•	continuously investing in innovative first-to-market technologies and products,
•	providing exemplary and timely service support to customers globally, and
•	driving efficiencies and reducing costs in the aircraft production, outfitting and service processes.

4                        General Dynamics Annual Report 2011

Revenues for the Aerospace group were 16 percent of our consolidated revenues in 2009 and 2010 and 19 percent in 2011. Revenues by major products and services were as follows:

Year Ended December 31	2009	2010	2011
Aircraft manufacturing, outfitting and completions	$3,893	$3,869	$4,400
Aircraft services	1,154	1,323	1,521
Pre-owned aircraft	124	107	77
Total Aerospace	$5,171	$5,299	$5,998

COMBAT SYSTEMS

Our Combat Systems group is a global leader in the design, development, production, support and enhancement of tracked and wheeled military vehicles, weapons systems and munitions for the United States and its allies. The group’s product lines include:

•	wheeled combat and tactical vehicles,
•	main battle tanks and tracked infantry vehicles,
•	munitions and propellant,
•	rockets and gun systems,
•	axle and drivetrain components and aftermarket parts, and
•	support and sustainment services.

We have a mature and diverse portfolio of franchise products that deliver core capabilities to domestic and international customers across the military-vehicle, weapons-system and munitions markets. These long-term production programs enable us to pursue continuous process improvements and other cost reduction initiatives that drive the group’s financial performance. We apply our design and engineering expertise to develop product enhancements that advance the utility, safety and effectiveness of our products, while identifying and positioning for new opportunities.

Our portfolio of vehicle platforms consists of wheeled tactical and combat vehicles and main battle tanks, including the Stryker wheeled combat vehicle, the Abrams main battle tank and the Mine-Resistant, Ambush-Protected (MRAP) class of tactical vehicles. These vehicles are fundamental to the military’s warfighting capabilities and offer continuing opportunities for upgrades and modernization to meet evolving requirements.

The Stryker has proven itself as a versatile combat vehicle, supporting numerous missions with 10 variants. In addition to ongoing production of these vehicles, we continue to work to ensure the Stryker remains relevant, affordable and capable of operating in a dynamic threat environment. For example, the group recently developed a double-V-hulled Stryker vehicle designed to further enhance protection of the crew from improvised explosive devices (IEDs). Moving from concept to delivery in just 14 months, more than 320 double-V-hulled vehicles have been delivered. As a result of its successful fielding in Afghanistan, we received orders for production of nearly 300 additional double-V-hulled vehicles in 2011. Also, there is potential for double-V-hull conversions of previously delivered Stryker vehicles and additional new production.

We continue to support the Army’s evolving needs for main battle tanks with technology upgrades to the Abrams, such as the System Enhancement Package (SEP). The SEP-configured tank is a digital platform with an enhanced command-and-control system, second-generation thermal sights and improved armor. We are also engaged in development efforts that can provide additional upgrade opportunities while increasing the efficiency and capability of the tank, which is planned to be a core Army platform for many decades.

Beyond these long-term platform programs, we have opportunities associated with the refurbishment of battle-damaged vehicles, the replacement of equipment that has reached the end of its service life and the replenishment of ammunition and other supplies for the U.S. armed forces. As the sole provider of Abrams tanks and Stryker vehicles, Combat Systems is the primary contractor for the maintenance, repair and reset of these vehicles.

We expanded the group’s vehicle offerings through the recent acquisition of Force Protection, Inc., adding the Buffalo route clearance and the versatile Cougar vehicles to our portfolio. These vehicles are at the forefront of blast- and ballistic-protected technologies and are designed to protect their occupants from landmines, hostile fire and IEDs. In addition to the more than 4,500 RG-31 and Cougar vehicles delivered to the U.S. military under the MRAP program, the group also provides Cougar, Buffalo and Ocelot vehicles to foreign customers including the U.K. Ministry of Defence. This large installed base has led to subsequent modernization programs, as well as support and sustainment services.

Complementing these combat-vehicle offerings are Combat Systems’ weapons-systems and munitions programs. For ground forces, the group manufactures vehicle armor, M2 heavy machine guns and MK19 and MK47 grenade launchers. For airborne platforms, Combat Systems produces weapons for many foreign customers and for all U.S. fighter aircraft, including high-speed Gatling guns for fixed-wing aircraft and the Hydra-70 family of rockets. We are also a global manufacturer and supplier of composite aircraft and ground equipment components and highly engineered axles, suspensions, brakes and aftermarket parts for heavy-payload vehicles for a variety of military and commercial customers.

General Dynamics Annual Report 2011                        5

The group holds leading munitions supply positions for products such as:

•	the 120mm mortar and the 155mm and 105mm artillery projectile for the U.S. government,
•	conventional bomb structures for the U.S. government,
•	mortar systems and large-caliber ammunition for the Canadian Department of National Defence, and
•	military propellant for the North American market.

With the expertise from our incumbency on current production programs, we are well-positioned to participate in future U.S. vehicle development programs. In 2011, we were awarded one of two contracts to compete for the preliminary design and development of the Army’s next-generation armored personnel carrier, the Ground Combat Vehicle (GCV). The group also intends to leverage its unique experience developing expeditionary vehicles to address the U.S. Marine Corps’ evolving approach to its amphibious-assault requirements. There are several new light vehicle opportunities in the domestic and international markets, including the Joint Light Tactical Vehicle (JLTV) program, which is intended to replace a portion of the U.S. fleet of High Mobility Multi-purpose Wheeled Vehicles (HMMWV). Additionally, the group’s Robotic Systems business is a leader in tactical autonomous robotics and the command and control technology that manages autonomous systems.

Combat Systems has a significant presence internationally and is a recognized military-vehicle integrator and leading defense-materiel provider worldwide. The group has manufacturing facilities in Australia, Austria, Brazil, Canada, France, Germany, Spain and Switzerland. These operations are a key part of the defense industrial base of their home countries and have an extended customer base in more than 30 countries. The group’s European operations offers a broad range of products, including light- and medium-weight tracked and wheeled tactical vehicles, amphibious bridge systems, artillery systems, light weapons, ammunition and propellants. Key platforms include the Leopard tank and the Pizarro tracked infantry vehicle; the EAGLE wheeled vehicle; and the Piranha and Pandur wheeled armored vehicles, which the group produces for several European, Middle Eastern and other international customers.

As a result of the demonstrated success of our fielded products, we have experienced continued international demand. The group’s U.S. export activities include Abrams tanks and Light Armored Vehicles (LAVs) for U.S. allies in the Middle East. The group also is manufacturing tracked combat vehicle hulls for the Israeli Ministry of Defense, with deliveries scheduled to begin in 2012. Combat Systems leverages the customer relationships developed through its in-country operations around the world. For example, Combat Systems received a contract in 2011 from the Canadian government to modernize 550 LAV III combat vehicles at its London, Ontario, and Edmonton, Alberta, facilities, in addition to an existing contract to provide long-term support to all Canadian LAV vehicles. We will also co-produce the Specialist Vehicle for the U.K. Ministry of Defence with the United Kingdom operations of the company’s Information Systems and Technology group. Additionally, deliveries began in 2011 of a variant of the Ocelot armored vehicle for the United Kingdom under the Light Protected Patrol Vehicle program.

The Combat Systems group continues to emphasize operational execution and business optimization initiatives to drive cost reductions as the group delivers on its backlog. Efforts undertaken in 2011 include the relocation of our European defense business headquarters to Madrid, Spain, and the consolidation of our guns and weapons businesses to align with anticipated demand, ensuring that we are competitively positioned for the future. In an environment of dynamic threats and evolving customer needs, the group remains focused on innovation, affordability and speed-to-market to secure new opportunities.

Revenues for the Combat Systems group were 30 percent of our consolidated revenues in 2009 and 27 percent in 2010 and 2011. Revenues by major products and services were as follows:

Year Ended December 31	2009	2010	2011
Wheeled combat vehicles	$4,040	$3,961	$4,220
Munitions and propellant	1,306	1,359	1,314
Tanks and tracked vehicles	1,670	1,567	1,159
Rockets and gun systems	676	728	740
Engineering and development	1,026	408	397
Drivetrain components and other	927	855	997
Total Combat Systems	$9,645	$8,878	$8,827

MARINE SYSTEMS

Our Marine Systems group designs, builds and supports submarines and surface ships. We are one of two primary shipbuilders for the U.S. Navy. The group’s diverse portfolio of platforms and capabilities includes:

•	nuclear-powered submarines (Virginia Class),
•	surface combatants (DDG-51 and DDG-1000),
•	auxiliary and combat-logistics ships (T-AKE and MLP),
•	commercial ships (Jones Act ships),
•	design and engineering support (SSBN(X)), and
•	overhaul, repair and lifecycle support services.

The substantial majority of Marine Systems’ workload supports the U.S. Navy. These efforts include the construction of new ships and the design and development of next-generation platforms to help the Navy meet evolving missions and maintain its desired fleet size. The group also provides maintenance, repair and modernization services to help maximize the life and effectiveness of in-service ships and maintain their relevance to the Navy’s current requirements. This business consists primarily of major ship-construction programs awarded under large, multi-ship

6                        General Dynamics Annual Report 2011

contracts that span several years. The group’s current Navy construction programs are the fast-attack Virginia-class nuclear-powered submarine, the Arleigh Burke-class (DDG-51) and Zumwalt-class (DDG-1000) guided-missile destroyers, and the Lewis and Clark-class (T-AKE) combat-logistics and Mobile Landing Platform (MLP) auxiliary support ships.

The Virginia-class submarine is the first U.S. submarine designed to address post-Cold War threats, including capabilities tailored for open-ocean and littoral missions. These stealthy boats are well-suited for a variety of global assignments, including intelligence gathering, special-operations missions and sea-based missile launch. The Virginia-class program includes 30 submarines, which the customer is procuring in multi-ship blocks. The group has delivered eight of 18 boats under contract in conjunction with an industry partner that shares in the construction of these vessels. The ninth boat in the class is expected to be delivered in the first quarter of 2012 in a record 62 months, three months faster than any of the previous boats in the program and an entire year earlier than original delivery projections. The remaining 10 boats under contract extend deliveries through 2018. Plans published by the Navy include a request for proposals in 2012 for nine submarines under a fourth block of the program. As a result of U.S. combatant-commander requirements for the versatile capabilities of the Virginia-class submarine, strong customer and congressional support, innovative cost-saving efforts and successful program performance, the group started construction of two submarines per year beginning in 2011.

We are the lead designer and producer of DDG-51s, the only active destroyer in the Navy’s global surface fleet. DDG-51s are multi-mission combatants that offer defense against a wide range of threats, including ballistic missiles. In 2011, we delivered the 33rd of 34 DDG-51 ships under the Navy’s legacy multi-ship contract. The remaining ship is scheduled for delivery in 2012. The group is also the lead DDG-51 design and planning shipyard, managing the design, modernization and lifecycle support of these ships. In the third quarter of 2011, in connection with the Navy’s restart of the DDG-51 program, the group was awarded a construction contract for a DDG-51 destroyer scheduled for delivery in 2016 and won a competitively awarded option for an additional destroyer.

In 2011, the group completed the detailed design of the next-generation guided-missile destroyer, the DDG-1000, and is building the first of the three ships in the class. In 2011, the group received an award for its portion of the construction of the second and third ships in the program. While the group is responsible for much of the construction of the ship, significant components will be manufactured by others and supplied as government-furnished material for integration into the destroyer. Delivery of the ships is scheduled for 2014, 2015 and 2018.

The group’s T-AKE combat-logistics ship supports multiple missions for the Navy, including replenishment at sea for U.S. and NATO operating forces around the world. T-AKE is the first Navy ship to incorporate proven commercial marine technologies like integrated electric-drive propulsion. These technologies are designed to minimize T-AKE operations and maintenance costs over an expected 40-year life. The group has delivered 12 ships under the 14-ship program, including two in 2011. Work is underway on the remaining two ships, which are scheduled for delivery in 2012. Over the course of the program, the group has reduced the hours required to build a single ship by more than 60 percent, completing construction of the 12th ship in half the scheduled time required to build the first.

In 2011, the group was awarded contracts for construction of the first two ships in the MLP program and long-lead funding for the third ship. Construction of the first ship commenced in 2011, with delivery scheduled in 2013. The MLP is an auxiliary support ship intended to serve as a floating transfer station, improving the Navy’s ability to deliver equipment and cargo to areas without adequate port access.

The group is also developing new technologies and naval platforms. These design and engineering efforts include initial concept studies for the development of the next-generation ballistic-missile submarine (SSBN(X)), which is expected to replace the current Ohio Class of ballistic missile submarines. The group is participating in the design of the SSBN Common Missile Compartment under development for the U.S. Navy and the Royal Navy of the United Kingdom with significant contract awards received in 2011 to continue this development.

In addition to these design and construction programs, Marine Systems provides comprehensive ship and submarine overhaul, repair and lifecycle support services to extend the service life of these vessels and maximize the value of these ships to the customer. We operate the only full-service maintenance and repair shipyard on the West Coast. In 2011, the group acquired Metro Machine Corp., a surface-ship repair operation located in Norfolk, Virginia, enhancing our ability to deliver maintenance and repair services to the Atlantic and Pacific fleets. We also provide allied navies with program management, planning, engineering and design support for submarine and surface-ship construction programs.

Marine Systems has the proven capability to design and produce ships for commercial customers to meet the Jones Act requirement that ships carrying cargo between U.S. ports be built in U.S. shipyards. For example, in 2010 the group delivered the final ship in a five-ship commercial product-carrier program. Given the success of this program, the age of the fleet of Jones Act ships and environmental regulations that require double-hull tankers and impose emission control limits, we anticipate additional commercial shipbuilding opportunities.

To further the group’s goals of efficiency, affordability for the customer and continuous improvement, we make strategic investments in our business, often in cooperation with the Navy and local governments. In addition, Marine Systems leverages its design and engineering expertise across its shipyards to improve program execution and generate cost savings. This knowledge sharing enables the group to use resources more efficiently and drive process improvements. We are well-positioned to fulfill the ship-construction and support requirements of our Navy and commercial customers.

General Dynamics Annual Report 2011                        7

Revenues for the Marine Systems group were 20 percent of our consolidated revenues in 2009, 21 percent in 2010 and 20 percent in 2011. Revenues by major products and services were as follows:

Year Ended December 31	2009	2010	2011
Nuclear-powered submarines	$3,173	$3,587	$3,696
Surface combatants	1,278	1,360	1,191
Auxiliary and commercial ships	1,179	961	930
Repair and other services	733	769	814
Total Marine Systems	$6,363	$6,677	$6,631

INFORMATION SYSTEMS AND TECHNOLOGY

Our Information Systems and Technology group provides critical technologies, products and services that support a wide range of government and commercial communication and information-sharing needs. The group consists of a three-part portfolio centered on tactical communication systems, information technology and related services and intelligence, surveillance and reconnaissance systems.

Tactical communication systems – We design, manufacture and deliver secure communications systems, command-and-control systems and operational hardware to customers within the U.S. Department of Defense (DoD), the intelligence community and federal civilian agencies, and to international customers. Our leadership in this market results from decades of domain expertise with legacy systems, incumbency on today’s programs and continuous innovation that encompasses key technologies at the center of our customers’ missions. The group’s solutions include:

•	ruggedized mobile computing solutions with embedded wireless capability;
•	information assurance and encryption technologies, products, systems and services that ensure the security and integrity of digital communications worldwide;
•	battlespace command-and-control systems;
•	digital switching, broadband networking and automated network management; and
•	fixed and mobile radio and satellite communications systems and antenna technologies.

This market is characterized by programs that enhance the warfighter’s ability to communicate, collaborate and access vital information through high-bandwidth, on-the-move Internet-like battlefield networks. Key programs include the U.S. Army’s Warfighter Information Network-Tactical (WIN-T) and the Joint Tactical Radio System (JTRS).

WIN-T is the Army’s primary battlefield communications network. As the prime contractor, we are responsible for the design, engineering, integration, production, program management and support of the network. Using ground and satellite communications links, WIN-T provides commanders with the digital communications services they need to access intelligence information, collaborate with other military elements, issue orders and monitor their forces. We have deployed the first increment of WIN-T to more than 90 percent of the U.S. Army. The second increment of WIN-T, which adds on-the-move command and control and other capabilities, is in low-rate initial production. The third increment will provide enhanced network reliability, increased capacity and smaller, more-tightly integrated communications and networking gear.

The JTRS program will provide communications among all U.S. military branches on multi-channel, software-defined radios. We are developing the JTRS Handheld, Manpack, Small Form Fit (HMS) network radios to connect individual soldiers, sensors and robotic platforms. These small radios have secure, mobile voice, video and data communications capabilities that are similar to those available through commercial cellular networks. The JTRS HMS radios are the first ground-domain radios fielded by the U.S. military that meet the full suite of JTRS requirements. The Army authorized low-rate production of over 6,000 radios in 2011, and initial Army plans call for purchasing more than 240,000 HMS radios.

Information Systems and Technology delivers similar modern communications and information-sharing benefits to many federal civilian customers, including the U.S. Department of Homeland Security. For example, we are the prime contractor for the U.S. Coast Guard’s Rescue 21 system, an enhanced command, control and communications system used to monitor distress calls along nearly 40,000 miles of U.S. coastline and to coordinate search-and-rescue response. Additionally, for the National Aeronautics and Space Administration (NASA), we are implementing a new ground-system architecture that improves the agency’s space-to-ground telecommunications and tracking coverage.

We provide many of these capabilities to non-U.S. customers, including the U.K. Ministry of Defence, the Canadian Department of National Defence and public agencies and private companies in Europe and the Middle East. In 2010, for example, we were selected to provide the telecommunications and security systems for the Khalifa Port in the United Arab Emirates. The $100 project includes design, procurement, integration and installation of the port’s telecommunications, security and control systems, helping to make it among the most technologically advanced ports in the world once completed.

Information technology services – We provide mission-critical information technology (IT) and highly specialized mission-support services to the U.S. defense and intelligence communities; the Departments of Homeland Security, Health and Human Services and other federal civilian agencies; and commercial and international customers. We specialize in:

•	mission-operations simulation and training systems and services,
•	large-scale data center consolidation and modernization,
•	health information technology solutions and services, and
•	secure wireless and wire-line networks and enterprise infrastructure.

8                        General Dynamics Annual Report 2011

In this market, Information Systems and Technology has a long-standing reputation for excellence in providing technical-support personnel and domain specialists, many of whom possess high-level clearances, to help customers execute their missions effectively. Frequently, our employees are the on-call staff that provides technical support for commercial desktop technology and mission-specific hardware. For example, we operate approximately 20 security operations centers and 15 critical incident response teams. Our employees also develop, install and operate mission systems on a daily basis.

Information Systems and Technology supplies network-modernization and IT infrastructure services to U.S. government customers. We are deploying a turnkey IT network infrastructure for the new 1.7 million square-foot Mark Center facility, located in the Washington, D.C. region, where 6,400 employees from 11 DoD organizations are relocating. We also will provide full enterprise support in relocating the Department of Homeland Security’s headquarters to the St. Elizabeths campus, including establishing a state-of-the-art IT infrastructure.

In addition, we are a leading provider of IT solutions that meet the fast-growing needs for technology modernization of government and commercial healthcare organizations. In 2011, we acquired Vangent, Inc., which, combined with our existing health IT business, created a Tier 1-level business that meets the large-scale requirements of customers in this growing market. The group’s combined offerings include data management, analytics, fraud prevention and detection software, decision support and process automation solutions. Programs include support for the Army’s military health IT mission by providing accurate and timely information to medical staff in the field and at treatment facilities that helps ensure continuity of care for injured soldiers. For the Centers for Medicare & Medicaid Services, we are supporting the government’s implementation of healthcare reform and medical benefits programs by delivering an automated Medicare claim adjudication system that efficiently manages the large volume of medical and healthcare claims. We also provide critical citizen services, including administration of the 1-800-MEDICARE contact line and several services that support U.S. student loan processing and administration.

Intelligence, surveillance and reconnaissance systems – We provide mission-related systems development, integration and operations support to customers in the U.S. defense, intelligence and homeland security communities, and to U.S. allies. These offerings include:

•	cyber security services and products;
•	open-architecture mission systems;
•	signals and information collection, processing and distribution systems;
•	imagery solutions, sensors and cameras; and
•	special-purpose computing.

Information Systems and Technology’s experience in securing and protecting government organizations from network attacks has resulted in a market-leading position in cyber security. We are the principal support contractor for the Department of Homeland Security’s U.S. Computer Emergency Readiness Team (US-CERT), which provides defense against and response support to cyber attacks for U.S. executive branch agencies and information sharing and collaboration with state and local government, industry and international partners. The group also uses its expertise to provide services to commercial victims of cyber attacks, including retail and financial services firms. Working closely with federal law enforcement and regulatory agencies, we provide investigative and forensic expertise as well as network remediation services.

Information Systems and Technology has a 50-year legacy of providing advanced fire control systems for Navy submarine programs and currently is developing and integrating commercial off-the-shelf (COTS) software and hardware upgrades to improve the tactical control capabilities for several submarine classes. This initiative leads the implementation of the Navy’s open architecture and open business model approach on submarines with a design that emphasizes shared standards, providing greater interoperability, scalability and supplier independence. Capitalizing on this expertise and open architecture approach, we developed the combat and seaframe control systems for the Navy’s Independence Class of Littoral Combat Ships (LCS) and it is the ship mission systems integrator on the Joint High Speed Vessel (JHSV) program for the Navy.

Opportunities in the group’s three principal markets continue to be driven by the expanding needs of our diverse customer base, including:

•	the warfighter’s need for improved tactical communications and real-time intelligence;
•	IT network and business system consolidation and modernization, and military and federal requirements for health IT services;
•	the growing requirements for cyber security services among homeland security, defense, intelligence and commercial customers; and
•	domestic and international homeland security, including border security and emergency response services.

Revenues for the Information Systems and Technology group were 34 percent of our consolidated revenues in 2009, 36 percent in 2010 and 34 percent in 2011. Revenues by major products and services were as follows:

Year Ended December 31	2009	2010	2011
Tactical communication systems	$4,713	$5,134	$4,511
Information technology services	3,920	4,262	4,601
Intelligence, surveillance and reconnaissance systems	2,169	2,216	2,109
Total Information Systems and Technology	$10,802	$11,612	$11,221

General Dynamics Annual Report 2011                        9

CUSTOMERS

In 2011, 69 percent of our revenues were from the U.S. government; 12 percent were from U.S. commercial customers; 9 percent were from international defense customers; and the remaining 10 percent were from international commercial customers.

U.S. GOVERNMENT

Our primary customers are the DoD and the U.S. intelligence community. We also contract with other U.S. government customers, including the Department of Homeland Security, Department of Health and Human Services, Centers for Medicare & Medicaid Services and several first-responder agencies. Our revenues from the U.S. government were as follows:

Year Ended December 31	2009	2010	2011
Department of Defense (DoD)	$20,344	$20,446	$19,221
Non-DoD	1,899	1,941	2,212
Foreign Military Sales*	478	876	1,170
Total U.S. government	$22,721	$23,263	$22,603
Percent of total revenues	71%	72%	69%

*

In addition to our direct international sales, we sell to foreign governments through the Foreign Military Sales (FMS) program. Under the FMS program, we contract with and are paid by the U.S. government and the U.S. government assumes the risk of collection from the foreign government customer.

We perform our U.S. government business under fixed-price, cost-reimbursement and time-and-materials contracts. Our production contracts are primarily fixed-price. Under these contracts, we agree to perform a specific scope of work for a fixed amount. Contracts for research, engineering, repair and maintenance and other services are typically cost-reimbursement or time-and-materials. Under cost-reimbursement contracts, the customer reimburses contract costs and pays a fixed fee or an incentive- or award-based fee. These fees are determined by our ability to achieve targets set in the contract, such as cost, quality, schedule and performance. Under time-and-materials contracts, the customer pays a fixed hourly rate for direct labor and reimburses us for material costs.

Fixed-price contracts accounted for approximately 55 percent of our U.S. government business in 2010 and 2011; cost-reimbursement contracts accounted for approximately 39 percent in 2010 and 38 percent in 2011; and time-and-materials contracts accounted for approximately 6 percent in 2010 and 7 percent in 2011.

Each of these contract types presents advantages and disadvantages. Fixed-price contracts typically have higher fee levels as we assume more risks, such as cost overruns. Therefore, these types of contracts offer additional profits if we can complete the work for less than the contract amount. Cost-reimbursement contracts generally subject us to lower risk. Accordingly, the negotiated base fees are generally lower than on fixed-price contracts. Cost-reimbursement contracts also can include fee provisions that allow the customer to make additional payments when we satisfy certain performance criteria. However, not all costs are reimbursed under these types of contracts and the government carefully reviews the costs we charge. Under time-and-materials contracts, our profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Additionally, because we often charge material costs with little or no fee, the content mix can impact the profit margins associated with these contracts.

U.S. COMMERCIAL

Our U.S. commercial revenues were $3.3 billion in 2009, $3.2 billion in 2010 and $3.8 billion in 2011. This represented approximately 10 percent of our consolidated revenues in 2009 and 2010 and 12 percent in 2011. The majority of these revenues are for business-jet aircraft where our customer base consists of individuals and public and privately held companies representing a wide range of industries. Other commercial products include drivetrain components and aftermarket parts in our Combat Systems group, Jones Act ships in our Marine Systems group and a variety of products and services in our Information Systems and Technology group.

INTERNATIONAL

Our direct revenues from government and commercial customers outside the United States were $6 billion in 2009 and 2010 and $6.3 billion in 2011. This represented approximately 19 percent of our consolidated revenues in 2009, 18 percent in 2010 and 19 percent in 2011.

We conduct business with government customers around the world with primary subsidiary operations in Australia, Austria, Brazil, Canada, France, Germany, Italy, Mexico, Spain, Switzerland and the United Kingdom. Our non-U.S. defense subsidiaries are committed to maintaining long-term relationships with their respective governments and have distinguished themselves as principal regional suppliers and employers.

Our international commercial business consists primarily of business-jet aircraft exports and worldwide aircraft services. The market for business-jet aircraft and related services outside North America has expanded significantly in recent years, particularly in emerging markets, including the Asia-Pacific region. While the installed base of aircraft is concentrated in North America, orders from international customers represent a growing segment of our aircraft business with approximately 70 percent of total orders and 65 percent of total backlog in 2011.

10                        General Dynamics Annual Report 2011

For a discussion of the risks associated with conducting business in international locations, see Risk Factors contained in Part I, Item 1A, of this Annual Report on Form 10-K. For information regarding sales and assets by geographic region, see Note Q to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

COMPETITION

Several factors determine our ability to compete successfully in the defense and business-aviation markets. While customers’ evaluation criteria vary, the principal competitive elements include:

•	the technical excellence, reliability and cost competitiveness of our products and services;
•	our ability to innovate and develop new products and technology that improve mission performance and adapt to dynamic threats;
•	successful program execution and on-time delivery of complex, integrated systems;
•	our global footprint and accessibility to customers;
•	our indigenous presence in the countries of several key customers;
•	the reputation and customer confidence derived from our past performance; and
•	the successful management of our businesses and customer relationships.

DEFENSE MARKET

The U.S. government contracts with numerous domestic and foreign companies for products and services. We compete against other large platform and system-integration contractors as well as smaller companies that specialize in a particular technology or capability. Internationally, we compete with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers based in the countries where we operate. Our Combat Systems group competes with a large number of domestic and foreign businesses. Our Marine Systems group has one primary competitor, Huntington Ingalls Industries, with which it also partners on the Virginia-class submarine program. Our Information Systems and Technology group competes with many companies, from large defense companies to small niche competitors with specialized technologies. The operating cycle of many of our major platform programs can result in sustained periods of program continuity when we perform successfully.

We are involved in teaming and subcontracting relationships with some of our competitors. Competitions for major defense programs often require companies to form teams to bring together broad capabilities to meet the customer’s requirements. Opportunities associated with these programs include roles as the program’s integrator, overseeing and coordinating the efforts of all participants on the team, or as a provider of a specific program component or subsystem element.

Another competitive factor in the defense market is the U.S. government’s use of indefinite delivery, indefinite quantity (IDIQ) contracts to provide customers with flexible procurement options. A common type of IDIQ contract known as a multiple-award contract allows the government to select a group of eligible contractors for a program and establish an overall spending limit. When the government awards IDIQ contracts to multiple bidders under the same program, we must compete subsequently for individual delivery orders. The IDIQ contracting model is most common among our Information Systems and Technology group’s customers but also is being used in programs for which our Combat Systems group competes.

BUSINESS-JET AIRCRAFT MARKET

Gulfstream has several competitors for each of its products, with more competitors for the shorter-range aircraft. Key competitive factors include aircraft safety, reliability and performance; comfort and in-flight productivity; service quality, global footprint and responsiveness; technological and new-product innovation; and price. We believe Gulfstream competes effectively in all of these areas.

The Aerospace group competes worldwide in its business-jet aircraft services business primarily on the basis of price, quality and timeliness. In its maintenance and repair and FBO businesses, the group competes with several other large companies as well as a number of smaller companies, particularly in the maintenance business. In its completions business, the group competes with other OEMs, as well as third-party providers.

General Dynamics Annual Report 2011                        11

BACKLOG

Our total backlog represents the estimated remaining sales value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

Summary backlog information for each of our business groups follows:

							2011 Total Backlog Not Expected to be Completed in
December 31	2010			2011			2012
	Funded	Unfunded	Total	Funded	Unfunded	Total
Aerospace	$17,443	$378	$17,821	$17,618	$289	$17,907	$12,782
Combat Systems	10,908	892	11,800	10,283	1,137	11,420	4,556
Marine Systems	7,050	13,069	20,119	9,364	9,140	18,504	12,943
Information Systems and Technology	7,978	1,843	9,821	7,434	2,145	9,579	2,738
Total backlog	$43,379	$16,182	$59,561	$44,699	$12,711	$57,410	$33,019

RESEARCH AND DEVELOPMENT

To foster innovative product development and evolution, we conduct sustained R&D activities as part of our normal business operations. In the commercial sector, most of our Aerospace group’s R&D activities support Gulfstream’s product enhancement and development programs. In our defense businesses, we conduct customer-sponsored R&D activities under U.S. government contracts and company-sponsored R&D. In accordance with government regulations, we recover a significant portion of company-sponsored R&D expenditures through overhead charges to U.S. government contracts. For more information on our R&D activities, including our expenditures for the past three years, see Note A to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY

We develop technology, manufacturing processes and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, we license some intellectual property rights to and from others. The U.S. government holds licenses to many of our patents developed in the performance of U.S. government contracts, and it may use or authorize others to use the inventions covered by these patents. Although these intellectual property rights are important to the operation of our business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would, in our opinion, have a material impact on our business.

EMPLOYEES

On December 31, 2011, we and our subsidiaries had 95,100 employees, one-fifth of whom work under collective agreements with various labor unions and worker representatives. Agreements covering approximately 5 percent of total employees are due to expire in 2012. Historically, we have renegotiated labor agreements without any significant disruption to operating activities.

RAW MATERIALS, SUPPLIERS AND SEASONALITY

We depend on suppliers and subcontractors for raw materials, components and subsystems. These supply networks can experience price fluctuations and capacity constraints, which can put pressure on our costs. Effective management and oversight of suppliers and subcontractors is an important element of our successful performance. We attempt to mitigate these risks with our suppliers by entering into long-term agreements and leveraging company-wide agreements to achieve economies of scale, and by negotiating flexible pricing terms in our customer contracts. We have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations.

Our business is not generally seasonal in nature. The timing of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are the primary drivers of our revenue recognition. In the United States, these factors are influenced by the federal government’s budget cycle. Internationally, work for many of our government customers is weighted toward the end of the calendar year, resulting in increasing revenues and earnings over the course of the year.

12                        General Dynamics Annual Report 2011

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

In addition, the FAR addresses the allowability of our costs, while the CAS address how those costs can be allocated to contracts. The FAR subjects us to audits and other government reviews covering issues such as cost, performance and accounting practices relating to our contracts.

INTERNATIONAL

Our international sales are subject to the applicable foreign government regulations and procurement policies and practices, as well as U.S. policies and regulations, such as the Foreign Corrupt Practices Act (FCPA). We are also subject to regulations governing investments, exchange controls, repatriation of earnings and import-export control, including the International Traffic in Arms Regulations (ITAR).

BUSINESS-JET AIRCRAFT

The Aerospace group is subject to FAA regulation in the United States and other similar aviation regulatory authorities internationally, including the Civil Aviation Administration of Israel (CAAI) and the European Aviation Safety Agency (EASA). For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority and each aircraft must receive a certificate of airworthiness. Often, aircraft receive provisional type certification prior to receiving full type certification. Aircraft outfitting and completions also require approval by the appropriate aviation authority, which often is accomplished through a supplemental type certificate. Aviation authorities can require changes to a specific aircraft or model type before granting approval. Maintenance facilities and charter operations must be licensed by aviation authorities as well.

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

Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of our operations. Historically, these costs have not been material. Environmental costs often are recoverable under our contracts with the U.S. government. Based on information currently available and current U.S. government policies relating to cost recovery, we do not expect continued compliance with environmental regulations to have a material impact on our results of operations, financial condition or cash flows. For additional information relating to the impact of environmental matters, see Note N to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

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

These items also can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information.

General Dynamics Annual Report 2011                        13

ITEM 1A. RISK FACTORS

An investment in our common stock or debt securities is subject to risks and uncertainties. Investors should consider the following factors, in addition to the other information contained in this Annual Report on Form 10-K, before deciding whether to purchase our securities.

Investment risks can be market-wide as well as unique to a specific industry or company. The market risks faced by an investor in our stock are similar to the uncertainties faced by investors in a broad range of industries. There are some risks that apply more specifically to our business.

Because three of our four business groups serve the defense market, our revenues are concentrated with the U.S. government. This customer relationship involves certain unique risks. In addition, our sales to international customers expose us to different financial and legal risks. In our Aerospace group, we face risks tied to U.S. and global economic conditions. Despite the varying nature of our U.S. and international defense and business-aviation operations and the markets they serve, each group shares some common risks, such as the ongoing development of high-technology products and the price, availability and quality of commodities and subsystems.

We depend on the U.S. government for a significant portion of our revenues. In each of the past three years, more than two-thirds of our revenues were from the U.S. government. U.S. defense spending has been driven by perceived threats to national security. While the country has been under an elevated threat level for the past decade, competing demands for federal funds could pressure all areas of spending.

A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated. Reductions in our existing programs could adversely affect our future revenues and earnings. For additional information relating to the current U.S. defense budget, see the Business Environment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

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

There are two primary risks associated with the U.S. government budget cycle. First, the annual process may be delayed or disrupted. For example, changes in congressional schedules due to elections or other legislative priorities, or negotiations for program funding levels can interrupt the process. If the annual budget is not approved by the end of the government fiscal year, portions of the U.S. government can shut down or operate under a continuing resolution that funds spending at prior year levels, which can impact funding for our programs and timing of new awards. Additionally, the Congress typically appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Future revenues under existing multi-year contracts are conditioned on the continuing availability of congressional appropriations. Changes in appropriations in subsequent years may impact the funding available for these programs. Delays or changes in funding can impact the timing of available funds or lead to changes in program content.

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

We are subject to audit by the U.S. government. U.S. government agencies routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts and compliance with applicable laws, regulations and standards. The U.S. government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, labor, accounting and information systems. In some cases, audits may result in costs not being reimbursed or subject to repayment. If an audit or investigation were to result in allegations of improper or illegal activities, we could be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer reputational harm if allegations of impropriety were made against us.

Our Aerospace group is subject to changing customer demand for business aircraft. Our Aerospace group’s business-jet market is driven by the demand for business-aviation products and services by business, individual and government customers in the United States and around the world. The group’s future results also depend on other factors, including general economic conditions, the availability of credit and trends in capital goods markets. If customers default on existing contracts and we are unable to replace those contracts, the group’s anticipated revenues and profitability could be reduced as a result.

14                        General Dynamics Annual Report 2011

Our earnings and margins depend on our ability to perform under our contracts. When agreeing to contractual terms, our management team makes assumptions and projections about future conditions or events. These projections assess:

•	the productivity and availability of labor,
•	the complexity of the work to be performed,
•	the cost and availability of materials and components, and
•	schedule requirements.

If there is a significant change in one or more of these circumstances or estimates, or if we fail to adequately manage the risks under our contracts, the profitability of our contracts may be adversely affected. This could affect our earnings and margins.

Our earnings and margins depend in part on subcontractor and vendor performance. We rely on other companies to provide materials, components and subsystems for our products. Subcontractors also perform some of the services that we provide to our customers. We depend on these subcontractors and vendors to meet our contractual obligations in full compliance with customer requirements. We often rely on only one or two sources of supply that, if disrupted, could have an adverse effect on our ability to meet our commitments to customers. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner.

International sales and operations are subject to greater risks that sometimes are associated with doing business in foreign countries. Our international business may pose different risks than our business in the United States. In some countries there is increased chance for economic, legal or political changes. Government customers in newly formed free-market economies typically have procurement procedures that are less mature, which may complicate the contracting process. In this context, our international business may be sensitive to changes in a foreign government’s leadership, national priorities and budgets. International transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. In addition, some international government customers require contractors to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, as a condition for a contract award. The contracts may include penalties if we fail to meet the offset requirements. An unfavorable event or trend in any one or more of these factors could adversely affect our revenues and earnings associated with our international business.

Our future success depends, in part, on our ability to develop new products and technologies and maintain a qualified workforce to meet the needs of our customers. Many of the products and services we provide involve sophisticated technologies and engineering, with related complex manufacturing and system integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to continue to develop, manufacture and provide innovative products and services and bring those offerings to market quickly at cost-effective prices. Because of the highly specialized nature of our business, we must hire and retain the skilled and qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, our future revenues and earnings may be adversely affected.

We have made and expect to continue to make investments, including acquisitions and joint ventures, that involve risks and uncertainties. These activities, particularly in the current environment of increased government regulation and enforcement domestically and abroad, may expose us to legal and regulatory risks that are different from the risks we have experienced in our existing businesses. When evaluating potential mergers and acquisitions, we make judgments regarding the value of business opportunities, technologies and other assets and the risks and costs of potential liabilities based on information available to us at the time of the transaction. Whether we realize the anticipated benefits from these transactions depends on multiple factors, including our integration of the businesses involved, the performance of the underlying products, capabilities or technologies and market conditions following the acquisition. Although we believe we have established appropriate procedures and processes to mitigate these risks and have a proven track record of successful acquisitions and investments, unanticipated performance issues and acquired liabilities associated with these activities could adversely affect our financial results, including future charges for impairment of long-lived assets.

Our business could be negatively impacted by cyber security events and other disruptions. As a defense contractor, we face various cyber security threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, as well as threats to physical security. We also design and manage information technology systems for various customers. We generally face the same security threats for these systems as for our own. Accordingly, we maintain information security policies and procedures for managing all systems. If any of these threats materialize, the event could cause serious harm to our business, damage our reputation and prevent us from being eligible for future work on sensitive or classified systems for U.S. government customers and could have an adverse effect on our results of operations.

General Dynamics Annual Report 2011                        15

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, operating margins, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation, the risk factors discussed in this section.

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

On December 31, 2011, our business groups had operations at the following locations:

•

Aerospace – Lincoln and Long Beach, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Cahokia, Illinois; Bedford and Westfield, Massachusetts; Las Vegas, Nevada; Teterboro, New Jersey; Dallas, Texas; Appleton, Wisconsin; Beijing, China; Dusseldorf and Hannover, Germany; Mexicali, Mexico; Moscow, Russia; Singapore; Basel, Geneva and Zurich, Switzerland; Dubai, United Arab Emirates; Biggin Hill and Luton, United Kingdom.

•

Combat Systems – Anniston, Alabama; East Camden, Arkansas; Healdsburg, California; Crawfordsville, St. Petersburg and Tallahassee, Florida; Chicago and Marion, Illinois; Saco, Maine; Westminster, Maryland; Shelby Township, Sterling Heights and Troy, Michigan; Joplin, Missouri; Lincoln, Nebraska; Charlotte, North Carolina; Lima, Ohio; Eynon and Red Lion, Pennsylvania; Edgefield and Ladson, South Carolina; Garland, Texas; Burlington and Williston, Vermont; Marion and Woodbridge, Virginia; Auburn, Washington; Oshkosh, Wisconsin; Vienna, Austria; Edmonton, London, La Gardeur and Valleyfield, Canada; St. Etienne, France; Kaiserslautern, Germany; Granada, La Coruna, Oviedo, Palencia, Sevilla and Trubia, Spain; Kreuzlingen, Switzerland.

•	Marine Systems – San Diego, California; Groton and New London, Connecticut; Bath and Brunswick, Maine; North Kingstown, Rhode Island; Chesapeake and Norfolk, Virginia; Mexicali, Mexico.
•

Information Systems and Technology – Cullman, Alabama; Phoenix and Scottsdale, Arizona; San Diego and Santa Clara, California; Colorado Springs, Colorado; Tampa, Florida; Coralville, Iowa; Lawrence, Kansas; Annapolis Junction and Towson, Maryland; Needham, Pittsfield and Taunton, Massachusetts; Ypsilanti, Michigan; Bloomington, Minnesota; Nashua, New Hampshire; Florham Park, New Jersey; Greensboro and Newton, North Carolina; Kilgore, Texas; Arlington, Chantilly, Chesapeake, Fairfax, Herndon and Richmond, Virginia; Calgary and Ottawa, Canada; Oakdale and Tewkesbury, United Kingdom.

A summary of floor space by business group on December 31, 2011, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	4.4	4.1	–	8.5
Combat Systems	8.1	5.8	7.4	21.3
Marine Systems	8.0	2.3	–	10.3
Information Systems and Technology	3.2	8.6	0.9	12.7
Total	23.7	20.8	8.3	52.8

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note N to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

16                        General Dynamics Annual Report 2011

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange.

The high and low sales prices of our common stock and the cash dividends declared on our common stock for each quarter of 2010 and 2011 are included in the Supplementary Data contained in Part II, Item 8, of this Annual Report on Form 10-K.

On January 29, 2012, there were approximately 13,000 holders of record of our common stock.

For information regarding securities authorized for issuance under our equity compensation plans, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

We did not make any unregistered sales of equity securities in 2011.

On October 5, 2011, the board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. We did not repurchase any shares in the fourth quarter. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

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

General Dynamics Annual Report 2011                        17

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

(Dollars and shares in millions, except per-share and employee amounts)
	2007	2008	2009	2010	2011
Summary of Operations
Revenues	$27,240	$29,300	$31,981	$32,466	$32,677
Operating earnings	3,113	3,653	3,675	3,945	3,826
Operating margin	11.4%	12.5%	11.5%	12.2%	11.7%
Interest, net	(70)	(66)	(160)	(157)	(141)
Provision for income taxes, net	967	1,126	1,106	1,162	1,166
Earnings from continuing operations	2,080	2,478	2,407	2,628	2,552
Return on sales (a)	7.6%	8.5%	7.5%	8.1%	7.8%
Discontinued operations, net of tax	(8)	(19)	(13)	(4)	(26)
Net earnings	2,072	2,459	2,394	2,624	2,526
Diluted earnings per share:
Continuing operations	5.10	6.22	6.20	6.82	6.94
Net earnings	5.08	6.17	6.17	6.81	6.87
Cash Flows
Net cash provided by operating activities	$2,952	$3,124	$2,855	$2,986	$3,238
Net cash used by investing activities	(875)	(3,663)	(1,392)	(408)	(1,974)
Net cash used by financing activities	(786)	(718)	(806)	(2,226)	(1,201)
Net cash used by discontinued operations	(4)	(13)	(15)	(2)	(27)
Cash dividends declared per common share	1.16	1.40	1.52	1.68	1.88
Financial Position
Cash and equivalents	$2,891	$1,621	$2,263	$2,613	$2,649
Total assets	25,733	28,373	31,077	32,545	34,883
Short- and long-term debt	2,791	4,024	3,864	3,203	3,930
Shareholders’ equity	11,768	10,053	12,423	13,316	13,232
Debt-to-equity (b)	23.7%	40.0%	31.1%	24.1%	29.7%
Book value per share (c)	29.13	26.00	32.21	35.79	37.12
Operating working capital (d)	838	624	948	1,104	1,219
Other Information
Free cash flow from operations (e)	$2,478	$2,634	$2,470	$2,616	$2,780
Return on invested capital (f)	16.9%	18.5%	17.8%	17.5%	16.5%
Funded backlog	37,194	51,712	45,856	43,379	44,699
Total backlog	46,832	74,127	65,545	59,561	57,410
Shares outstanding	404.0	386.7	385.7	372.1	356.4
Weighted average shares outstanding:
Basic	404.4	396.2	385.5	381.2	364.1
Diluted	408.1	398.7	387.9	385.2	367.5
Employees	83,500	92,300	91,700	90,000	95,100
Sales per employee (g)	329,400	342,600	346,500	358,100	358,600

(a)	Return on sales is calculated as earnings from continuing operations divided by revenues.
(b)	Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.
(c)	Book value per share is calculated as total equity divided by total outstanding shares as of year end.
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

18                        General Dynamics Annual Report 2011

(Dollars in millions, except per-share amounts or unless otherwise noted)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For an overview of our business groups, including a discussion of products and services provided, see the Business discussion contained in Part I, Item 1, of this Annual Report on Form 10-K.

BUSINESS ENVIRONMENT

The nation’s engagement in combating threats to U.S. national security around the world, coupled with the need to equip and modernize U.S. military forces, drives Department of Defense (DoD) funding requirements. As a defense contractor, our financial performance is impacted by the allocation and prioritization of U.S. defense spending. Procurement and research and development (R&D) budgets, also known as investment accounts, provide the majority of our U.S. defense revenues.

For fiscal year (FY) 2012, the DoD received funding of $531 billion, including approximately $177 billion for procurement and R&D. This funding was approximately $22 billion less than the President’s FY 2012 request due to the Budget Control Act (BCA) of 2011. The BCA, which became law in August 2011, has two primary parts. The first mandates a $487 billion reduction to previously-planned defense spending over the next decade. The second part is a sequester mechanism that would impose an additional $500 billion of cuts on defense funding between FY 2013 and FY 2021 if the Congress does not identify a means to reduce the U.S. deficit by $1.2 trillion. As of February 17, 2012, the Congress has not identified these required savings. If the Congress does not identify the required reduction, defense spending would likely sustain further cuts.

For FY 2013, the President has requested total defense funding of $525 billion, including $168 billion for investment accounts. In accordance with the first part of the BCA, the DoD’s five-year spending plan submitted with the FY 2013 funding request incorporates $259 billion of cuts when compared with the previous five-year plan. However, the spending plan does not include the impact of sequestration, the second part of the BCA. Despite these additional cuts, investment accounts are projected to display modest growth throughout the five-year period, with procurement funding for mature programs growing and R&D funding for development programs declining over the period.

Budget expenditures lag congressional funding, with appropriated money generally awarded over several years. A series of continuing resolutions over the past year has resulted in a protracted customer acquisition cycle that negatively impacted the flow of contract awards, particularly in our shorter-cycle Information Systems and Technology business group. The threat of further defense spending cuts and the potential for a fourth-quarter 2012 continuing resolution due to budget approval delays may further impact contract awards.

While the U.S. budget deficit will continue to influence government spending decisions, we expect defense funding requirements to continue to be driven by the following:

•	support for the warfighter in the face of threats posed by an uncertain global security environment, including the DoD’s increased emphasis on the Asia-Pacific region;
•	the number of troops deployed globally, coupled with the overall size of the U.S. military;
•	the need to reset and replenish equipment and supplies damaged and consumed in Iraq and Afghanistan since 2001; and
•	the need to modernize defense infrastructure to address the evolving requirements of modern-day warfare.

With these budget uncertainties, the long-term success of our U.S. defense business is enhanced by the relevance of our programs to the military’s funding priorities, the diversity of our programs and customers within the budget, our insight into customer requirements stemming from our incumbency on core programs, our ability to evolve our products to address a fast-changing threat environment, and our proven track record of successful contract execution.

In addition, the continuing tenuous geopolitical landscape requires governments around the world to fund weapons and equipment modernization programs, leading to diverse defense opportunities. We continue to pursue opportunities presented by international demand for military equipment and information technologies from our indigenous international operations and through exports from our U.S. businesses. While the revenue potential can be significant, international defense budgets are subject to unpredictable issues of contract award timing, changing priorities and overall spending pressures. As we broaden the customer base for our defense products around the world, we expect our international sales and exports to grow.

In our Aerospace group, business-jet market conditions showed further improvement in 2011, particularly in the large-cabin market. The group benefitted from increased flying hours across the installed base, improved new-aircraft order interest and declining customer contract defaults. Continued investment in new aircraft products is expected to drive Aerospace’s long-term growth, particularly as the group remains on track to deliver its newest aircraft offerings, the G280 and the G650, in mid-2012. Similarly, we believe that

General Dynamics Annual Report 2011                        19

aircraft-service revenues provide the group diversified exposure to aftermarket sales fueled by continued growth in the global installed business-jet fleet.

We are committed to creating shareholder value through innovative product development, disciplined program execution and continuous improvement initiatives. Our performance is measured in our sustained revenue growth, solid earnings and margins and efficient conversion of earnings into cash. Our record of excellent cash-flow conversion has enabled us to execute our operational strategy while providing us the flexibility to deploy our capital to further enhance shareholder returns through acquisitions, payment of dividends and share repurchases.

RESULTS OF OPERATIONS

INTRODUCTION

We recognize the majority of our revenues using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in the Aerospace and defense business groups. An understanding of these methods is important to the evaluation of our operating results.

In the Aerospace group, sales contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s outfitting, which includes exterior painting and installation of customer-selected interiors. We record revenues on these contracts at two milestones: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the outfitted aircraft. Revenues in the Aerospace group’s other original equipment manufacturers (OEMs) completions and service businesses are recognized as work progresses or upon delivery of the service. Changes in revenues result from the number and mix of new aircraft deliveries (green and outfitted), progress on aircraft completions and the level of service activity during the period.

The majority of the group’s operating costs relate to new aircraft production for firm orders and consist of labor, material and overhead costs. The costs are accumulated in production lots and recognized as operating costs at green aircraft delivery based on the estimated average unit cost in a production lot. Thus, the level of operating costs reported in a given period is based largely on the number and type of aircraft delivered. To a much lesser extent, the level of operating costs is impacted by changes in the estimated average unit cost for a production lot. Operating costs in the Aerospace group’s other OEMs completions and services businesses are generally recognized as incurred.

For new aircraft, operating earnings and margins in the Aerospace group are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft and the mix of aircraft deliveries between the higher-margin large-cabin and lower-margin mid-cabin aircraft. Additional factors affecting the group’s earnings and margins include the volume and profitability of completions and services work performed, the amount and type of pre-owned aircraft sold and the level of general and administrative (G&A) costs incurred by the group, which also include selling expenses and R&D costs.

In the defense groups, revenue on long-term government contracts is recognized as work progresses, either as products are produced or as services are rendered. As a result, changes in revenues are discussed generally in terms of volume, typically measured by the level of activity on individual contracts. Year-over-year variances attributed to volume indicate increases or decreases in revenues due to changes in production or service levels and delivery schedules.

Operating costs for the defense groups consist of labor, material, subcontractor and overhead costs and are generally recognized as incurred. Variances in costs recognized from period to period primarily reflect increases and decreases in production or activity levels on individual contracts and, therefore, result largely from the same factors that drive variances in revenues.

Operating earnings and margins in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability during the period of performance based on revisions to estimates at completion on individual contracts. These revisions result from increases or decreases to the estimated contract value or the estimated costs required to complete the contract. Therefore, changes in costs incurred in the period do not necessarily impact profitability. It is only when total estimated costs at completion change that profitability may be impacted. Contract mix refers to changes in the volume of higher- vs. lower-margin work on individual contracts and when aggregated across the contract portfolio. On an individual contract, higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).

Year Ended December 31	2009		2010		2011
	Revenues	Operating Earnings	Revenues	Operating Earnings	Revenues	Operating Earnings
Aerospace	$5,171	$ 707	$5,299	$ 860	$5,998	$ 729
Combat Systems	9,645	1,262	8,878	1,275	8,827	1,283
Marine Systems	6,363	642	6,677	674	6,631	691
Information Systems and Technology	10,802	1,151	11,612	1,219	11,221	1,200
Corporate	–	(87)	–	(83)	–	(77)
	$31,981	$ 3,675	$32,466	$ 3,945	$32,677	$ 3,826

20                        General Dynamics Annual Report 2011

CONSOLIDATED OVERVIEW

REVIEW OF 2010 VS. 2011

Year Ended December 31	2010	2011	Variance
Revenues	$32,466	$32,677	$211	0.6%
Operating costs and expenses	28,521	28,851	330	1.2%
Operating earnings	3,945	3,826	(119)	(3.0)%
Operating margin	12.2%	11.7%

Our revenues and operating costs were up slightly in 2011 compared with 2010. Revenues increased in the Aerospace group, primarily driven by initial green deliveries of the new G650 aircraft. This increase was partially offset by lower revenues in the Information Systems and Technology group’s tactical communication systems business, specifically on ruggedized computing products. Operating earnings declined in 2011, resulting in a 50-basis-point decrease in margins. While operating margins were up in each of the defense businesses, operating margins decreased in the completions business for other OEMs in our Aerospace group. The decrease was caused by the impairment of an intangible asset and losses on narrow- and wide-body completions projects.

Product Revenues and Operating Costs

Year Ended December 31	2010	2011	Variance
Revenues	$21,723	$21,440	$ (283)	(1.3)%
Operating costs	17,359	17,230	(129)	(0.7)%

Product revenues were lower in 2011 compared with 2010. The decrease in product revenues consisted of the following:

Tactical communication products	$ (447)
Ship construction	(279)
Aircraft manufacturing, outfitting and completions	548
Other, net	(105)
Total decrease	$ (283)

In 2011, tactical communication products revenues decreased, particularly on ruggedized computing products, driven by order delays stemming from recent Congressional continuing resolutions and a protracted customer acquisition cycle. Revenues were also down on several ship construction programs, most significantly on the DDG-1000 and DDG-51 destroyer programs due to award delays and on the commercial product-carrier program, which was completed in 2010. Offsetting these decreases were higher aircraft manufacturing, outfitting and completions revenues due to initial green deliveries of the new G650 aircraft.

Product operating costs were lower in 2011 compared with 2010. The decrease in product operating costs consisted of the following:

Tactical communication products	$ (425)
Ship construction	(299)
Aircraft manufacturing, outfitting and completions	654
Other, net	(59)
Total decrease	$ (129)

The primary driver of the changes in product operating costs in 2011 was volume. In addition, aircraft manufacturing, outfitting and completions operating costs increased in our other OEMs completions business due to $150 of cost growth and penalties associated with delivery delays on several narrow- and wide-body completions projects and a $111 impairment of the contract and program intangible asset.

Service Revenues and Operating Costs

Year Ended December 31	2010	2011	Variance
Revenues	$10,743	$11,237	$494	4.6%
Operating costs	9,198	9,591	393	4.3%

Service revenues increased in 2011 compared with 2010. The increase in service revenues consisted of the following:

Information technology (IT) services	$322
Aircraft services	181
Other, net	(9)
Total increase	$494

In 2011, growth on IT support and modernization programs for the DoD and the intelligence community, coupled with the acquisition of Vangent, Inc., resulted in higher IT services revenues. The growing global installed base of business-jet aircraft and increased flying hours across the installed base resulted in higher aircraft services revenues.

Service operating costs increased in 2011 compared with 2010. The increase in service operating costs consisted of the following:

IT services	$281
Aircraft services	172
Other, net	(60)
Total increase	$393

Service operating costs increased in 2011 due primarily to increased activity levels. In addition, the acquisition of Vangent, Inc., resulted in higher IT services operating costs.

General Dynamics Annual Report 2011                        21

REVIEW OF 2009 VS. 2010

Year Ended December 31	2009	2010	Variance
Revenues	$31,981	$32,466	$485	1.5%
Operating costs and expenses	28,306	28,521	215	0.8%
Operating earnings	3,675	3,945	270	7.3%
Operating margin	11.5%	12.2%

In 2010, our revenues and operating costs were up due to higher volume on aircraft services in our Aerospace group, U.S. Navy ship programs in our Marine Systems group and tactical communication systems and IT services in our Information Systems and Technology group, partially offset by lower U.S. military vehicle revenues in our Combat Systems group. Growth in operating earnings significantly outpaced revenue growth in 2010, resulting in a 70-basis-point increase in operating margins. While each of our business groups reported earnings growth, performance was particularly strong in the Aerospace and Combat Systems groups.

Product Revenues and Operating Costs

Year Ended December 31	2009	2010	Variance
Revenues	$21,977	$21,723	$ (254)	(1.2)%
Operating costs	17,808	17,359	(449)	(2.5)%

Product revenues decreased in 2010 compared with 2009. The decrease in product revenues consisted of the following:

U.S. military vehicles	$ (700)
Tactical communication products	421
Other, net	25
Total decrease	$ (254)

In 2010, U.S. military vehicle product revenues decreased due to lower Mine-Resistant, Ambush-Protected (MRAP) vehicle production and reduced activity on vehicle development programs. The increase in tactical communication products was driven by higher volume on the Warfighter Information Network – Tactical (WIN-T) program and several ruggedized computing products.

Product operating costs were lower in 2010 compared with 2009. The decrease in product operating costs consisted of the following:

U.S. military vehicles	$ (695)
Tactical communication products	369
Pre-owned aircraft	(57)
Other, net	(66)
Total decrease	$ (449)

The primary driver of the changes in product operating costs in 2010 was volume. In addition, pre-owned aircraft operating costs decreased due to $30 of write-downs on the carrying value of inventory in 2009.

Service Revenues and Operating Costs

Year Ended December 31	2009	2010	Variance
Revenues	$10,004	$10,743	$739	7.4%
Operating costs	8,544	9,198	654	7.7%

Service revenues increased in 2010 compared with 2009. The increase in service revenues consisted of the following:

IT services	$ 397
Ship engineering and repair	199
Aircraft services	139
Other, net	4
Total increase	$ 739

In 2010, IT services revenues increased due to higher volume on IT support and modernization programs for the intelligence community. Ship engineering and repair revenues increased, primarily on the U.S. Navy’s next-generation ballistic-missile submarine (SSBN(X)) program. Recovery in the business-jet market resulted in growth in aircraft services activity in 2010.

Service operating costs increased in 2010 compared with 2009. The increase in service operating costs consisted of the following:

IT services	$363
Ship engineering and repair	185
Aircraft services	101
Other, net	5
Total increase	$654

The drivers of increased service operating costs in 2010 were primarily due to increased activity levels on IT, ship engineering and repair and aircraft services.

OTHER INFORMATION

G&A Expenses

As a percentage of revenues, G&A expenses were 6.1 percent in 2009, 6 percent in 2010 and 6.2 percent in 2011. G&A expenses as a percentage of revenues increased slightly in 2011 primarily due to higher ongoing R&D efforts in our Aerospace group. We expect G&A in 2012 to be approximately 6 percent of revenues.

22                        General Dynamics Annual Report 2011

Interest Expense

Net interest expense was $160 in 2009, $157 in 2010 and $141 in 2011. The decrease in 2011 was largely due to the repayment of fixed-rate notes of $700 in the third quarter of 2010 and $750 in the third quarter of 2011, partially offset by interest expense associated with the $1.5 billion of fixed-rate notes issued in July 2011. We expect full-year 2012 net interest expense to be approximately $155 to $160, subject to capital deployment activities during the year.

Other Income

In 2011, other income consisted primarily of a $38 pretax gain from the sale of the detection systems portion of the weapons systems business in our Combat Systems group, partially offset by $17 of transaction-related costs associated with our 2011 business acquisitions. For further discussion of acquisition and divestiture activity, see Note B to the Consolidated Financial Statements.

Effective Tax Rate

Our effective tax rate was 31.5 percent in 2009, 30.7 percent in 2010 and 31.4 percent in 2011. The increase in 2011 was primarily due to lower income from international operations in jurisdictions with lower tax rates. We anticipate an effective tax rate of approximately 32 percent in 2012, an increase from recent years largely due to the expiration of the R&D tax credit that Congress has not yet extended for 2012. For additional discussion of tax matters, see Note E to the Consolidated Financial Statements.

Discontinued Operations

In 2010, we completed the sale of our nitrocellulose operation in Spain. The operating results of this business are presented as discontinued operations, net of income taxes, in 2009 and 2010. In 2011, we recognized a $13 loss, net of taxes, from the settlement of an environmental matter associated with a former operation of the company. We also increased our estimate of continued legal costs associated with the A-12 litigation as a result of the U.S. Supreme Court’s decision that extended the expected timeline associated with the litigation, resulting in a $13 loss, net of taxes. See Note N to the Consolidated Financial Statements for further discussion of the A-12 litigation, which has been ongoing since 1991.

REVIEW OF BUSINESS GROUPS

Following is a discussion of operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed with respect to specific lines of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the types of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to a group’s results. Additional information regarding our business groups can be found in Note Q to the Consolidated Financial Statements.

AEROSPACE

Review of 2010 vs. 2011

Year Ended December 31	2010	2011	Variance
Revenues	$5,299	$5,998	$699	13.2%
Operating earnings	860	729	(131)	(15.2)%
Operating margin	16.2%	12.2%
Gulfstream aircraft deliveries (in units):
Green	99	107	8	8.1%
Outfitted	89	99	10	11.2%

The Aerospace group’s revenues increased in 2011 compared to 2010. The increase consisted of the following:

Aircraft manufacturing, outfitting and completions	$531
Aircraft services	198
Pre-owned aircraft	(30)
Total increase	$699

Aircraft manufacturing, outfitting and completions revenues include Gulfstream business-jet aircraft as well as completions of aircraft produced by other OEMs. Gulfstream aircraft manufacturing and outfitting revenues increased in 2011 due to additional large-cabin green and outfitted deliveries, primarily initial green deliveries of the first 12 G650 aircraft in the fourth quarter. Offsetting this increase were lower completions revenues as a result of manufacturing delays on narrow- and wide-body commercial aircraft contracts and continued lower volume in business-jet aircraft manufactured by other OEMs.

Aircraft services revenues, which include maintenance and repair work, fixed-base operations and aircraft management services, increased 15 percent in 2011, reflecting the growing global installed base and increased flying hours of business-jet aircraft.

Revenues from sales of pre-owned aircraft were down slightly from 2010, and the group ended 2011 with no pre-owned aircraft in inventory.

The group’s operating earnings decreased in 2011. The decrease consisted of the following:

Aircraft manufacturing, outfitting and completions	$(43)
Aircraft services	–
Pre-owned aircraft	2
Selling, general and administrative/other	(90)
Total decrease	$(131)

General Dynamics Annual Report 2011                        23

Earnings from the manufacture and outfitting of Gulfstream aircraft increased approximately $240, or more than 20 percent, in 2011 compared with 2010 primarily due to initial green deliveries of the G650 aircraft. Earnings from other OEMs completions at Jet Aviation were down approximately $170 in 2011 primarily as a result of cost growth and penalties associated with delivery delays on several narrow- and wide-body completions projects, including $78 of contract losses in the fourth quarter. As a result of losses and lower revenues on other OEMs business-jet aircraft, we reviewed the related long-lived assets of the completions business in the fourth quarter of 2011 and recognized a $111 impairment charge on the contract and program intangible asset. We believe that major initiatives to reduce overhead and increase production efficiency undertaken by management beginning in 2011 will stabilize performance in the completions business in 2012.

Despite the increase in revenues, aircraft services earnings were steady in 2011 due to competitive market pricing and an unfavorable mix of service work. Jet Aviation’s aircraft services earnings were also negatively impacted by the strength of the Swiss franc as compared to the broader market.

The group’s operating earnings in 2011 were negatively impacted by higher R&D expenses and selling expenses associated with increased order activity.

As a result of the factors discussed above, the group’s overall operating margins decreased 400 basis points in 2011 compared with 2010. The impact on the group’s operating margins from the impairment charge was 180 basis points.

Review of 2009 vs. 2010

Year Ended December 31	2009	2010	Variance
Revenues	$5,171	$5,299	$128	2.5%
Operating earnings	707	860	153	21.6%
Operating margin	13.7%	16.2%
Gulfstream aircraft deliveries (in units):
Green	94	99	5	5.3%
Outfitted	110	89	(21)	(19.1)%

The Aerospace group’s revenues increased in 2010 primarily due to steady growth in aircraft services activity throughout the year. Aircraft manufacturing, outfitting and completions work remained consistent with 2009 levels, as an increase in manufacturing volume was offset by reduced completions. Revenues from sales of pre-owned aircraft were down slightly from 2009.

The group’s operating earnings improved in 2010 compared with 2009 across the group’s portfolio. Aircraft manufacturing, outfitting and completions earnings increased primarily due to higher volume. Pre-owned aircraft earnings were up due to improved pricing in the pre-owned market and the absence of write-downs of pre-owned aircraft inventory that occurred in 2009. Aircraft services earnings increased consistent with the higher volume. Operating earnings in 2010 were also favorably impacted by lower R&D expenditures. Overall, the group’s operating margins increased 250 basis points compared with 2009.

2012 Outlook

We expect an increase of approximately 15 percent in the group’s revenues in 2012 compared with 2011. The increase is due to additional green deliveries and initial outfitted deliveries of the G650. We expect the Aerospace group’s margins to be approximately 15 percent, up from 2011 due to improved performance in our other OEMs completions business.

COMBAT SYSTEMS

Review of 2010 vs. 2011

Year Ended December 31	2010	2011	Variance
Revenues	$8,878	$8,827	$(51)	(0.6)%
Operating earnings	1,275	1,283	8	0.6%
Operating margin	14.4%	14.5%

The Combat Systems group’s revenues were down slightly in 2011 compared with 2010. The decrease in the group’s revenues consisted of the following:

U.S. military vehicles	$(188)
Weapons systems and munitions	19
European military vehicles	118
Total decrease	$(51)

In the group’s U.S. military vehicle business, volume was down due to less refurbishment and upgrade work for the Abrams main battle tank, fewer survivability enhancement kits for the Stryker wheeled combat vehicle and a decline in activity on the Expeditionary Fighting Vehicle (EFV) program as the system design and development neared completion. Increased volume on the group’s contracts to provide light armored vehicles (LAVs) for several international customers partially offset these decreases.

Revenues were up slightly in the group’s weapons systems and munitions businesses. Increased sales of axles in the commercial and military markets were partially offset by the timing of munitions deliveries to the Canadian government and the sale of the detection systems business in the second quarter of 2011.

Revenues in the group’s European military vehicles business increased in 2011 largely due to higher volume of Duro and EAGLE wheeled vehicles to a variety of European customers, including the Swiss and German governments. Offsetting this increase was lower activity on the group’s Pandur and Piranha vehicle contracts for various international customers.

The group’s operating earnings and margins were up slightly in 2011, following a 130-basis-point margin improvement in 2010. The 10-basis-point increase in 2011 was primarily due to higher profitability on several major programs in our U.S. military vehicles business.

24                        General Dynamics Annual Report 2011

Review of 2009 vs. 2010

Year Ended December 31	2009	2010	Variance
Revenues	$9,645	$8,878	$(767)	(8.0)%
Operating earnings	1,262	1,275	13	1.0%
Operating margin	13.1%	14.4%

In 2010, the Combat Systems group’s revenues decreased compared with 2009 due to reduced volume in the group’s U.S. and European military vehicles businesses. In the group’s U.S. military vehicles business, lower MRAP vehicle production and reduced engineering work, primarily related to the 2009 cancellation of the manned ground vehicle portion of the Future Combat Systems (FCS) program, represented the majority of the decline in revenues. Revenues in the group’s European military vehicles business decreased due to the ramp-down of the Leopard tank program for the Spanish government and lower activity on the group’s Pandur and Piranha contracts.

Despite the decline in revenues, the Combat Systems group’s operating earnings increased slightly in 2010, resulting in a 130-basis-point increase in operating margins compared with 2009. Productivity improvements across the group, particularly in the U.S. military vehicles business, and a favorable contract mix that included reduced engineering and development work resulted in significant margin expansion.

2012 Outlook

We expect the Combat Systems group’s revenues to decrease to approximately $8.5 billion in 2012. A reduction in our U.S. military vehicles business primarily due to lower volume on the Stryker and MRAP programs will be partially offset by growth in international vehicle contracts and revenues from the December 2011 acquisition of Force Protection, Inc. We expect the group’s operating margins to approximate 2011 in the low- to mid-14 percent range.

MARINE SYSTEMS

Review of 2010 vs. 2011

Year Ended December 31	2010	2011	Variance
Revenues	$6,677	$6,631	$(46)	(0.7)%
Operating earnings	674	691	17	2.5%
Operating margin	10.1%	10.4%

The Marine Systems group’s revenues decreased in 2011 compared with 2010. The decrease in revenues consisted of the following:

Navy ship construction	$(153)
Other Navy ship design, engineering and repair	230
Commercial ship construction	(123)
Total decrease	$(46)

The group’s U.S. Navy ship-construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and T-AKE combat-logistics and Mobile Landing Platform (MLP) auxiliary support ships.

Revenues were down slightly in 2011 on the Virginia-class submarine program from timing of construction activity as we transitioned from the Block II to the Block III contract. In 2011, the group delivered the eighth boat while construction continued on the next six boats. Deliveries of the remaining 10 boats under contract are scheduled through 2018.

In our surface combatant business, the group received an award for construction of the second and third ships in the DDG-1000 destroyer program in the third quarter of 2011. Due to a delay in the award, revenues were down on the program in 2011. Deliveries of the three DDG-1000 ships under contract are scheduled for 2014, 2015 and 2018. On the DDG-51 program, volume was also lower as the legacy multi-ship contract neared completion with the remaining destroyer scheduled for delivery in 2012. In the third quarter of 2011, in connection with the Navy’s restart of the DDG-51 program, the group was awarded a construction contract for a DDG-51 destroyer scheduled for delivery in 2016 and won a competitively awarded option for an additional destroyer.

Volume increased on the MLP program in 2011 as the group commenced construction on the first ship of the three-ship program. The first ship is scheduled for delivery in 2013. In 2011, the group also received a construction contract for the second ship and long-lead funding for the third ship. Activity on the group’s T-AKE program was down in 2011 as the group delivered the 11th and 12th ships in the program. The final two ships are scheduled for completion in 2012.

While Navy ship-construction revenues were down from 2010, revenues were up in 2011 on engineering and repair programs for the Navy. Volume increased in 2011 on the group’s engineering work associated with the SSBN(X). The group currently is performing initial concept studies, including design of a Common Missile Compartment for the U.S. Navy and the Royal Navy of the United Kingdom, and reactor-plant planning yard services. The group’s repair work increased in 2011 following significant growth in 2010, particularly on surface-ship repair programs. This growth was aided by the 2011 acquisition of Metro Machine Corp., a surface-ship repair operation located in Norfolk, Virginia. This addition, coupled with our existing capabilities, enables us to deliver maintenance and repair services to the Atlantic and Pacific fleets.

In 2010, the group completed construction of a five-ship commercial product-carrier program, resulting in a decrease in commercial shipbuilding revenues in 2011. Given the success of this program, the age of Jones Act ships and other factors, we anticipate additional commercial shipbuilding opportunities.

Despite the decrease in revenues, the Marine Systems group’s operating earnings were up in 2011 compared with 2010, resulting in a 30-basis-point increase in operating margins. On the T-AKE contract, a modification negotiated during the year and favorable cost performance resulted in revisions in contract estimates that contributed 70 basis points to the

General Dynamics Annual Report 2011                        25

group’s 2011 operating margin expansion. This operating margin growth was offset by the absence of commercial ship construction revenues and operating margin compression as we transition to several new shipbuilding contracts and lower-margin service and design work increases.

Review of 2009 vs. 2010

Year Ended December 31	2009	2010	Variance
Revenues	$6,363	$6,677	$314	4.9%
Operating earnings	642	674	32	5.0%
Operating margin	10.1%	10.1%

Revenues in the Marine Systems group were up in 2010 primarily due to increased activity on the Virginia-class program as the group continued to ramp toward construction of two submarines per year and higher volume on the group’s SSBN(X) engineering program. Lower activity on the DDG-51 and T-AKE programs and the completion of the five-ship commercial product-carrier program slightly offset other volume increases in the group in 2010.

The Marine Systems group’s operating earnings increased in 2010 consistent with the increase in revenues as favorable performance on the T-AKE and commercial product-carrier programs offset a shift in program mix to new shipbuilding contracts and design work.

2012 Outlook

We expect the Marine Systems group’s revenues in 2012 to decrease slightly from 2011 due to the timing of several ship-construction programs, with operating margins approximating 2011 in the low- to mid-10 percent range.

INFORMATION SYSTEMS AND TECHNOLOGY

Review of 2010 vs. 2011

Year Ended December 31	2010	2011	Variance
Revenues	$11,612	$11,221	$(391)	(3.4)%
Operating earnings	1,219	1,200	(19)	(1.6)%
Operating margin	10.5%	10.7%

The Information Systems and Technology group’s revenues decreased in 2011 compared with 2010. The decrease in revenues consisted of the following:

Tactical communication systems	$(623)
Information technology (IT) services	339
Intelligence, surveillance and reconnaissance (ISR) systems	(107)
Total decrease	$(391)

Revenues in the tactical communication systems business were impacted unfavorably by recent continuing resolutions and a protracted customer acquisition cycle that slowed orders. This resulted in lower revenues in 2011 on ruggedized computing products, including the Common Hardware/Software III (CHS-3) program, and other products with shorter-term delivery timeframes. Additionally, revenues on the Canadian Maritime Helicopter Project (MHP) were down in 2011 as the group transitioned from production to the training and support phase of the program. Revenues were up in the group’s United Kingdom-based operation due to higher volume on the initial phase of the U.K. Ministry of Defence Specialist Vehicle (SV) program.

In the IT services business, volume increased on the group’s support and modernization programs for the intelligence community and the Departments of Defense (DoD) and Homeland Security, including the St. Elizabeths campus, New Campus East, Walter Reed National Military Medical Center and Mark Center infrastructure programs. Revenues also increased in this business as a result of the acquisition of Vangent, Inc., in the fourth quarter of 2011.

Revenues were down in 2011 compared with 2010 in the group’s ISR business as a result of the sale of a satellite facility in 2010 and lower optical products volume.

The Information Systems and Technology group’s operating earnings decreased in 2011, although at a lower rate than revenues, resulting in a 20-basis-point increase in margins compared with 2010. Higher margins in our tactical communication systems business were in part due to $95 of overhead reduction initiatives, but were largely offset by growth in our lower-margin IT services business.

Review of 2009 vs. 2010

Year Ended December 31	2009	2010	Variance
Revenues	$10,802	$11,612	$810	7.5%
Operating earnings	1,151	1,219	68	5.9%
Operating margin	10.7%	10.5%

The Information Systems and Technology group generated revenue growth in each of the group’s markets in 2010, with over 5 percent organic growth. Revenues increased on the WIN-T program and ruggedized computing products in the group’s tactical communication systems business. In the IT services business, higher volume on several IT support and modernization programs for the intelligence community accounted for the increase in revenues. The 2009 acquisition of Axsys Technologies, Inc., and growing levels of cyber security-related work contributed to the growth in the group’s ISR business.

Operating earnings increased in 2010, although at a slightly lower rate than revenues, resulting in a modest decrease in operating margins compared with 2009. The reduction in operating margins resulted from a shift in the group’s contract mix to include a growing proportion of IT services work.

26                        General Dynamics Annual Report 2011

2012 Outlook

We expect 2012 revenues in the Information Systems and Technology group to be consistent with 2011 as growth in the IT services business, driven by the acquisition of Vangent, Inc., is offset by continued revenue pressure in our tactical communication systems business. The group’s operating margins are expected to decline to the high-9 percent range due to the impact of continued revenue growth in our lower-margin IT services business.

CORPORATE

Corporate operating expenses totaled $87 in 2009, $83 in 2010 and $77 in 2011. Corporate results primarily consist of compensation expense for stock options. See Note O to the Consolidated Financial Statements for additional information regarding our stock options. We expect 2012 Corporate operating expenses of approximately $80.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE

Our total backlog, including funded and unfunded portions, was $57.4 billion at the end of 2011 compared with $59.6 billion at year-end 2010. Strong orders on major programs across our defense groups resulted in a book-to-bill ratio (orders divided by revenues) slightly higher than 2010, while our Aerospace group generated a book-to-bill ratio greater than one-to-one. Our backlog also increased nearly $1.8 billion due to our 2011 acquisitions.

Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. Customers use IDIQ contracts for several reasons, including expanding the field of available contractors to maximize competition under a given program or when they have not defined the exact timing and quantity of deliveries that will be required at the time the contract is executed. The estimated contract value includes multiple-award IDIQ contracts in which we are one of several companies competing for task orders as well as contracts where we have been designated as the sole-source supplier. We include our estimate of the remaining value we will receive under these arrangements.

Contract options in our defense businesses represent agreements to perform additional work at the election of the customer. These options are negotiated in conjunction with a firm contract and provide the terms under which the customer may procure additional units or services at a future date. Contract options in the Aerospace group represent options to purchase new aircraft and long-term agreements with fleet customers. We recognize options in backlog when the customer exercises the option and establishes a firm order.

On December 31, 2011, the estimated potential contract value associated with these IDIQ contracts and contract options was approximately $28 billion, up significantly from $21.8 billion at the end of 2010. This represents our estimate of the potential value we will receive. The actual amount of funding received in the future may be higher or lower. The estimated potential contract value increased in 2011 in our Marine Systems and Information Systems and Technology groups largely due to the DDG-51 option and Common Hardware Systems-4 (CHS-4) IDIQ contract awards. The acquisition of Vangent, Inc., in 2011 also added approximately $1.2 billion to the Information Systems and Technology group’s estimated potential contract value. We expect to realize this value primarily over the next several years, reflecting continued demand for our products and services well into the future.

AEROSPACE

Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from the customer. Funded backlog includes the group’s newest aircraft models, the G650 and the G280, which are expected to receive full type certification and enter service in mid-2012. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services.

The Aerospace group finished 2011 with a total backlog of $17.9 billion, up slightly from $17.8 billion at year-end 2010. In 2011, the group booked the highest number of orders for new aircraft since the introduction of the G650 in 2008. Customer defaults were down more than 15 percent from 2010.

We balance aircraft production rates with customer demand to maximize profitability and level-load production over time. This has enabled us to maintain an 18- to 24-month period between customer order and delivery of legacy large-cabin aircraft, while the G650 has accumulated approximately five years of backlog prior to initial deliveries. Although we expect order activity to remain strong and customer defaults to remain at low levels, backlog will likely decrease over the next several years as we deliver on our G650 backlog and the time period between customer order and delivery of the aircraft normalizes.

Over the past few years, the group’s customer base has become increasingly diverse in customer type and geographic region. Approximately two-thirds of the group’s year-end backlog is composed of private companies and individual buyers. While the installed base of aircraft is predominately in North America, international customers represent nearly 65 percent of the group’s backlog. Approximately 70 percent of the group’s orders in 2011 were from international customers, with significant growth in orders from the Asia-Pacific region. In 2011, Gulfstream received an $810 order from Minsheng

General Dynamics Annual Report 2011                        27

Financial Leasing, the Chinese financial leasing company of Minsheng Bank, for the purchase of 20 Gulfstream aircraft across the product portfolio over several years.

In 2011, a fleet customer informed us of its intent not to purchase 40 large-cabin aircraft. We removed these aircraft from the group’s estimated potential contract value with no impact to annual scheduled deliveries. At year end, there were no options to purchase new aircraft or long-term agreements with fleet customers included in estimated potential contract value.

DEFENSE GROUPS

The total backlog for our defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of the defense backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in backlog only firm contracts we believe are likely to receive funding.

Total backlog in our defense groups decreased 5 percent in 2011 to $39.5 billion at the end of the year, compared with $41.7 billion at the end of 2010. Over 70 percent of the decline during 2011 was in our Marine Systems group, which continued work on large, multi-year construction contracts awarded in prior periods.

COMBAT SYSTEMS

Combat Systems’ total backlog was $11.4 billion at the end of 2011, down slightly from $11.8 billion at year-end 2010. The group’s backlog primarily consists of long-term production contracts.

The Army’s Stryker wheeled combat vehicle program represented $1.5 billion of the group’s backlog at year end with vehicles scheduled for delivery through 2014. The group received over $1.4 billion of Stryker orders in 2011, including awards for production of 292 double-V-hulled vehicles and 100 Nuclear, Biological and Chemical Reconnaissance Vehicles, and contractor logistics support and engineering services.

The group’s backlog at year end included $1.1 billion for M1 Abrams main battle tank modernization and upgrade programs. In 2011, the group received awards totaling $380 for all Abrams-related programs. The group continued work on a multi-year contract awarded in 2008 to upgrade M1A1 Abrams tanks to the M1A2 System Enhancement Package (SEP) configuration. The group’s Abrams backlog at year end included $330 for the SEP program. Abrams backlog also includes $200 for Tank Urban Survivability Kits (TUSK), which increase the tank’s utility and crew survivability in urban warfare environments, and $310 for production of M1A1 Abrams tank kits for the Egyptian Land Forces under the Egyptian tank co-production program.

The group’s backlog at year end also included $400 for the Technology Development phase of the Army’s Ground Combat Vehicle (GCV) program and $280 under the MRAP program, largely for upgrade kits for previously-delivered vehicles. The acquisition of Force Protection, Inc., in 2011 added $660 to the group’s backlog, including $200 for the Buffalo mine clearance vehicle and $185 for the smaller Ocelot light patrol vehicle.

The Combat Systems group has several significant international military vehicle production contracts in backlog. The backlog at the end of the year included:

•	$1.5 billion for LAVs under several foreign military sales (FMS) contracts;
•	$915 for the upgrade and modernization of 550 LAV III combat vehicles for the Canadian Army;
•	$470 for the production of Pizarro Advanced Infantry Fighting Vehicles scheduled for delivery to the Spanish Army through 2016;
•	$425 for Pandur vehicles for several international customers;
•	$315 for Merkava Armored Personnel Carrier (APC) hulls and material kit sets for the Israeli Ministry of Defense;
•

$150 for the design, integration and production of seven prototypes under the U.K.’s Specialist Vehicle program, in addition to the integration work being performed by the Information Systems and Technology group;

•	$85 for a contract with the German government to provide EAGLE IV wheeled military vehicles; and
•	$75 from the Swiss government to provide Duro wheeled armored personnel vehicles.

The Combat Systems group’s backlog at year end also included $2.7 billion in weapons systems and munitions programs. In 2011, the group received awards totaling $630 for axles in the military and commercial markets and $305 for the production of Hydra-70 rockets. The group also received awards worth $335 from the Canadian government to supply various calibers of ammunition and $190 from the Marine Corps for ammunition for the Expeditionary Fire Support System.

Combat Systems backlog does not include $3.5 billion of estimated potential contract value associated with the group’s anticipated share of IDIQ contracts and unexercised options. The group’s estimated potential contract value decreased approximately 25 percent since year-end 2010

28                        General Dynamics Annual Report 2011

largely due to funding under IDIQ contracts and options that were then transferred to backlog, including the Hydra-70 rocket program.

MARINE SYSTEMS

The Marine Systems group’s backlog consists of long-term submarine and ship construction programs, as well as numerous engineering and repair contracts. The group generally receives large contract awards that provide backlog for several years. For example, in 2008, the group received a $14 billion contract for the construction of eight Virginia-class submarines to be delivered through 2018, increasing backlog to an all-time high of $26.4 billion at the end of 2008. Consistent with this historical pattern, as the group has performed on these multi-year contracts, the backlog has decreased to $18.5 billion at year-end 2011 compared to $20.1 billion at the end of 2010. While backlog decreased in our submarine business, backlog increased in both of our surface shipyards from major contract awards in 2011.

The Virginia-class submarine program was the company’s largest program in 2011 and is the largest contract in the group’s backlog. The group’s backlog at year end included $11 billion for ten Virginia-class submarines. As the prime contractor on the Virginia-class program, we report the entire backlog and revenues associated with the program but share the construction activity and the earnings with our teaming partner. Plans published by the Navy include a request for proposals in 2012 for nine submarines under a fourth block of the program.

Navy destroyer programs represent another significant component of the group’s backlog. These include the Arleigh Burke-class DDG-51 and Zumwalt-class DDG-1000 destroyer programs. In 2011, the group received approximately $1.6 billion in orders under the DDG-1000 program, bringing the value in backlog to $1.8 billion for the construction of three ships, including two awarded in 2011, and continued engineering and support services. At year end, the backlog also included $620 for DDG-51 destroyers. The final destroyer under the Navy’s legacy multi-ship contract is scheduled for delivery in 2012. Additionally, in connection with the Navy’s restart of the DDG-51 program, the group was awarded in 2011 a construction contract for a DDG-51 destroyer and won a competitively awarded option for an additional destroyer.

The Marine Systems group’s backlog at year end included $660 for the MLP program. In 2011, the group was awarded construction contracts for the first two ships in the program and long-lead funding for the third ship. The year-end backlog also included approximately $315 for the last two ships under the Navy’s T-AKE combat-logistics ship program and $160 for the group’s second ship under the Navy’s Littoral Combat Ship (LCS) program, scheduled for delivery in 2012.

In addition, the Marine Systems group’s backlog at year end included approximately $3.9 billion for engineering, repair, overhaul and other services. This includes $2.3 billion in design and engineering efforts for the SSBN(X). The group received several significant contract awards in 2011 totaling $645 to continue development work. Additionally, the acquisition of Metro Machine Corp. in 2011 added $485 to the group’s backlog for maintenance and repair services to be performed in Norfolk, Virginia. The group also received a $35 award in 2011 for the outfitting of the San Antonio-class amphibious assault dock ship (LPD) USS San Diego, with an option for work on two additional ships.

INFORMATION SYSTEMS AND TECHNOLOGY

The Information Systems and Technology group’s total backlog was $9.6 billion at the end of 2011, down slightly from $9.8 billion at year-end 2010. Backlog was impacted in part by award delays stemming from recent continuing resolutions. The group’s backlog does not include approximately $22.4 billion of estimated potential contract value associated with its anticipated share of IDIQ contracts and unexercised options. In 2011, funding under IDIQ contracts and options contributed over $3.9 billion to the group’s backlog, or over 35 percent of the group’s orders. The estimated potential contract value in the Information Systems and Technology group increased nearly 50 percent from year-end 2010, most notably due to the $3.7 billion CHS-4 contract award and the acquisition of Vangent, Inc., that added $1.2 billion. When combined, the group’s backlog and estimated potential contract value increased by 28 percent over 2010 to $32 billion.

General Dynamics Annual Report 2011                        29

Unlike our other defense businesses, the Information Systems and Technology group’s backlog consists of thousands of contracts and has to be reconstituted each year with new program and task order awards. Nonetheless, there are several significant contracts that provide a solid foundation for the business.

Programs for the U.K. Ministry of Defence comprised $670 of the group’s backlog at the end of 2011. Work continued in 2011 on the demonstration phase of the Ministry of Defence Specialist Vehicle program. In this phase, the group will manage the design, integration and production of seven prototype vehicles. Work and the backlog under the contract are shared with the Combat Systems group, including a significant portion of the future vehicle production effort. The group has successfully fielded the Bowman communications system, the secure digital voice and data communications system for the U.K. armed forces, and is now performing maintenance and long-term support and enhancement activities for the program.

The group’s backlog at year-end 2011 included approximately $330 for the Army’s WIN-T program. Information Systems and Technology is the prime contractor on this battlefield communications network. In 2011, the group received approximately $370 of awards for WIN-T. The backlog does not include $795 of estimated potential contract value for the WIN-T program awarded under an IDIQ contract.

The Information Systems and Technology group’s backlog at year end also included $150 for the CHS-3 program to provide commercial and ruggedized computers, network equipment and software to the U.S. armed forces and other U.S. federal agencies. In 2011, the group received $250 in orders under this program, bringing the total contract value to more than $2.6 billion. The group also received an IDIQ contract award for the next phase of the program, CHS-4.

The group’s backlog at the end of 2011 included approximately $755 for a number of support and modernization programs for the intelligence community and the Departments of Defense and Homeland Security, including the St. Elizabeths campus, New Campus East, NETCENTS and Walter Reed National Military Medical Center infrastructure programs.

In addition to these programs, the group received a number of significant contract awards in 2011, including the following:

•	$95 for production and support of U.S. and U.K. Trident II submarine weapons systems. The contract has a maximum value of $225 if all options are exercised.
•	$95 for the Warfighter Field Operations Customer Support (FOCUS) program to provide support for the Army’s live, virtual and constructive training operations.
•

$90 from Austal USA for combat and seaframe control systems for the next LCS, bringing the value in backlog to $225. Options to provide these systems for eight additional ships will be recognized as orders as they are exercised.

•	$65 under the Mobile User Objective System (MUOS) program for development of the Navy’s next-generation tactical satellite communication system.
•	$55 for the production of over 6,000 radios under the Army’s Joint Tactical Radio System (JTRS) Handheld, Manpack and Small Form Fit (HMS) program.

Information Systems and Technology was awarded several significant IDIQ contracts during 2011, including the following:

•	An award from the Army for ruggedized computing equipment under the CHS-4 program. The program has a maximum potential value of $3.7 billion over ten years.
•

An award from the U.S. Air Force under the Global Broadcast Service (GBS) program for the production of Transportable Ground Receive Suites (TGRS) and delivery of retrofit kits for previously delivered systems. The program has a maximum potential value of $900 over five years.

•	One of two awards from AT&T for the installation of generators at approximately 7,000 cellular sites. The program has a maximum potential value of $1 billion between both awardees over four years.
•

One of three awards from the Army to provide information systems engineering and IT support services to the Army’s Information Systems Engineering Command (ISEC). The program has a maximum potential value of close to $900 among awardees over five years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We place a strong emphasis on cash flow generation. This focus has afforded us the financial flexibility to deploy our cash resources to generate shareholder value while preserving a strong balance sheet to position us for future opportunities. In 2011, cash flows from operations exceeded net earnings for the 13th consecutive year. The $9.1 billion of cash generated by operating activities over the past three years was deployed to fund acquisitions and capital expenditures, repurchase our common stock, pay dividends and repay maturing debt. Our net debt, defined as debt less cash and equivalents and marketable securities, was $1 billion at year-end 2011, up by $655 from $378 at the end of 2010 largely due to the issuance of fixed-rate notes in 2011 and continued capital deployment activities.

Our cash balances are invested primarily in time deposits from highly rated banks, commercial paper rated A1/P1 or higher and short-term repurchase agreements with direct obligations of the Spanish government as collateral. Our marketable securities balances are invested primarily in term deposits and high-quality corporate, municipal and U.S. government-sponsored debt securities. The marketable securities have an average duration of one year and an average credit rating of AA-. We have not incurred any material losses associated with these investments. On December 31, 2011, $635 of our cash was held by international operations and is therefore not immediately available to fund domestic operations unless the cash is repatriated. While we do not intend to do so, should this amount be repatriated, it would be subject to U.S. federal income tax but would generate partially offsetting foreign tax credits.

30                        General Dynamics Annual Report 2011

Year Ended December 31	2009	2010	2011
Net cash provided by operating activities	$2,855	$2,986	$3,238
Net cash used by investing activities	(1,392)	(408)	(1,974)
Net cash used by financing activities	(806)	(2,226)	(1,201)
Net cash used by discontinued operations	(15)	(2)	(27)
Net increase in cash and equivalents	642	350	36
Cash and equivalents at beginning of year	1,621	2,263	2,613
Cash and equivalents at end of year	2,263	2,613	2,649
Marketable securities	360	212	248
Short- and long-term debt	(3,864)	(3,203)	(3,930)
Net debt (a)	$(1,241)	$(378)	$(1,033)
Debt-to-equity (b)	31.1%	24.1%	29.7%
Debt-to-capital (c)	23.7%	19.4%	22.9%

(a)	Net debt is calculated as total debt less cash and equivalents and marketable securities.
(b)	Debt-to-equity ratio is calculated as total debt divided by total equity.
(c)	Debt-to-capital ratio is calculated as total debt divided by the sum of total debt plus total equity.

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

OPERATING ACTIVITIES

We generated cash from operating activities of $2.9 billion in 2009, $3 billion in 2010 and $3.2 billion in 2011. In all three years, the operating cash flow was attributed primarily to net earnings. In 2011, operating cash flow also benefitted from customer deposits due upon receipt of provisional type certification of the G650. Cash from operating activities reflects contributions to our pension plans, which have grown in recent years from $300 in 2009 to $350 in 2011, with contributions of $500 expected in 2012.

Termination of A-12 Program. As discussed further in Note N to the Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on December 31, 2011. If this were the outcome, we would owe half of the total, or approximately $1.5 billion pretax. Our after-tax cash obligation would be approximately $735. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.

INVESTING ACTIVITIES

We used $1.4 billion in 2009, $408 in 2010 and $2 billion in 2011 for investing activities. The primary uses of cash in investing activities were business acquisitions, capital expenditures and purchases of marketable securities. Investing activities also include proceeds received from the sale of assets and marketable securities.

Business Acquisitions. In 2009, we completed two acquisitions for $811. In 2010, we completed three acquisitions for $233. In 2011, we completed six acquisitions for $1.6 billion. We used cash on hand to fund these acquisitions. See Note B to the Consolidated Financial Statements for further discussion of acquisition activity.

Capital Expenditures. Capital expenditures were $385 in 2009, $370 in 2010 and $458 in 2011. The increase in 2011 compared with 2009 and 2010 is due largely to Gulfstream’s $500, seven-year Savannah, Georgia, facilities expansion project announced in 2010. We expect capital expenditures of approximately $600 in 2012, or 2 percent of anticipated revenues, as work on Gulfstream’s facilities project increases.

Marketable Securities. As a result of lower market interest rates, we expanded our investment strategy several years ago to take advantage of the additional return generated by available-for-sale and held-to-maturity securities. Net purchases of these securities were $235 in 2009 compared with net proceeds of $115 in 2010 and net purchases of $49 in 2011.

Other, Net. Investing activities also included proceeds from the sale of a satellite facility in our Information Systems and Technology group in 2010 and the detection systems portion of the weapons systems business in the Combat Systems group in 2011.

FINANCING ACTIVITIES

We used $806 in 2009, $2.2 billion in 2010 and $1.2 billion in 2011 for financing activities. Our financing activities include issuances and repayments of debt, payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.

Debt Proceeds, Net. In 2009, we issued $750 of two-year fixed-rate notes. In 2011, we issued $1.5 billion of fixed-rate notes in $500 increments due in January 2015, July 2016 and July 2021. We used the proceeds from these fixed-rate notes in part to repay the $750 of fixed-rate notes issued in 2009. In August 2010, we repaid $700 of fixed-rate notes. We have no material repayments of long-term debt expected until 2013. See Note J to the Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.

We ended 2011 with no commercial paper outstanding. We have $2 billion in bank credit facilities that remain available. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission.

General Dynamics Annual Report 2011                        31

Dividends. Our board of directors declared a quarterly dividend of $0.47 per share on March 2, 2011, the 14th consecutive annual increase. The board had previously approved a quarterly dividend of $0.42 per share in March 2010 and $0.38 per share in March 2009.

Share Repurchases. Our board of directors has historically supported management’s tactical repurchase of our shares, typically in repurchase authorizations of 10-million-share increments. We repurchased 3.6 million shares on the open market in 2009, 18.9 million shares in 2010 and 20 million shares in 2011. As a result, we reduced our shares outstanding by 4.2 percent in 2011 and nearly 8 percent since 2009. On October 5, 2011, with no shares remaining under a prior authorization, the board authorized management to repurchase up to 10 million shares, about 3 percent of our total shares outstanding.

NON-GAAP MANAGEMENT METRICS

We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. As described below, we use free cash flow and return on invested capital (ROIC) to measure our ability to efficiently convert net earnings into cash and earn a return on the deployment of that capital.

Free Cash Flow. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our operations for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. Over the past five years, we have generated free cash flow from operations in excess of our earnings from continuing operations during the period at an average 107 percent conversion rate. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the Consolidated Statement of Cash Flows:

Year Ended December 31	2007	2008	2009	2010	2011
Net cash provided by operating activities	$2,952	$3,124	$2,855	$2,986	$3,238
Capital expenditures	(474)	(490)	(385)	(370)	(458)
Free cash flow from operations	$2,478	$2,634	$2,470	$2,616	$2,780
Cash flow as a percentage of earnings from continuing operations:
Net cash provided by operating activities	142%	126%	119%	114%	127%
Free cash flow from operations	119%	106%	103%	100%	109%

Return on Invested Capital. We believe ROIC is a useful measure for investors because it reflects our ability to generate returns from the capital we have deployed in our operations. We use ROIC to evaluate investment decisions and as a performance measure in evaluating management. We define ROIC as net operating profit after taxes divided by the sum of the average debt and shareholders’ equity for the year. Net operating profit after taxes is defined as earnings from continuing operations plus after-tax interest and amortization expense. Over the past five years, our ROIC has averaged 17.4 percent. ROIC is calculated as follows:

Year Ended December 31	2007	2008	2009	2010	2011
Earnings from continuing operations	$2,080	$2,478	$2,407	$2,628	$2,552
After-tax interest expense	89	91	117	116	106
After-tax amortization expense	99	100	149	155	163
Net operating profit after taxes	$2,268	$2,669	$2,673	$2,899	$2,821
Average debt and equity	$13,430	$14,390	$15,003	$16,587	$17,123
Return on invested capital	16.9%	18.5%	17.8%	17.5%	16.5%

32                        General Dynamics Annual Report 2011

ADDITIONAL FINANCIAL INFORMATION

OFF-BALANCE SHEET ARRANGEMENTS

On December 31, 2011, other than operating leases, we had no material off-balance sheet arrangements, including guarantees; retained or contingent interests in assets transferred to unconsolidated entities; derivative instruments indexed to our stock and classified in shareholders’ equity on the Consolidated Balance Sheet; or variable interests in entities that provide us with financing, liquidity, market-risk or credit-risk support or engage with us in leasing, hedging or research and development services.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables present information about our contractual obligations and commercial commitments on December 31, 2011:

		Payments Due by Period

Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (a)	$ 4,452	$ 178	$ 2,222	$ 1,486	$ 566
Capital lease obligations	2	1	1	–	–
Operating leases	1,137	234	342	206	355
Purchase obligations (b)	21,891	11,342	6,653	2,033	1,863
Other long-term liabilities (c)	16,034	2,763	2,190	1,885	9,196
	$ 43,516	$ 14,518	$ 11,408	$ 5,610	$ 11,980

(a)	Includes scheduled interest payments. See Note J to the Consolidated Financial Statements for discussion of long-term debt.
(b)

Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $15.7 billion of purchase orders for products and services to be delivered under firm government contracts under which we have full recourse under normal contract termination clauses.

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

Amount of Commitment Expiration by Period

Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Letters of credit*	$ 1,430	$ 679	$ 560	$ 22	$ 169

*	See Note N to the Consolidated Financial Statements for discussion of letters of credit.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the period. On an ongoing basis, we evaluate our estimates, including most pervasively those related to various assumptions and projections for our long-term contracts and programs. Other significant estimates include those related to goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, pre-owned aircraft inventory, and commitments and contingencies. We make our best estimates on historical and current experience and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates. We believe that our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

We believe the following policies are critical and require the use of significant business judgment in their application:

Revenue Recognition. We account for revenues and earnings using the percentage-of-completion method. Under this method, contract revenue and profit are recognized as work progresses, either as products are produced or as services are rendered. We determine progress using either input measures

General Dynamics Annual Report 2011                        33

(e.g., costs incurred) or output measures (e.g., contract milestones or units delivered), as appropriate to the circumstances. An input measure is used unless an output measure is identified that is reliably determinable and representative of progress  toward  completion.  We estimate the profit on a contract as the difference between the total estimated revenue and the total estimated costs of a contract and recognize that profit over the life of the contract. If at any time the estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the quarter it is identified.

We generally measure progress toward completion on contracts in our defense businesses based on the proportion of costs incurred to date relative to total estimated costs at completion (input measure). For our contracts for the manufacture of business-jet aircraft we record revenue at two contractual milestones: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft (output measure). We do not recognize revenue at green delivery unless (1) a contract has been executed with the customer and (2) the customer can be expected to satisfy its obligations under the contract, as evidenced by the receipt of significant deposits from the customer and other factors.

Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions that utilize the professional knowledge and experience of our engineers, program and operations managers and finance and accounting personnel to project the outcome of future events. These events often span several years, including labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. We include in our contract estimates claims against the customer for changes in specifications or other disputes when the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include award or incentive fees in the estimated contract value when there is a basis to reasonably estimate the amount of the fee. Estimates of award or incentive fees are based on historical award experience and anticipated performance. These estimates are based on our best judgment at the time. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review our performance monthly and update our contract estimates at least annually and often quarterly as well as when required by specific events or circumstances.

We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. We use this method because we believe the majority of factors that typically result in changes in estimates on our long-term contracts affect the period in which the change is identified and future periods. These changes generally reflect our current expectations as to future performance and, therefore, the reallocation method is the method that best matches our profits to the periods in which they are earned. Alternatively, most government contractors recognize the impact of a change in estimated profit immediately under the cumulative catch-up method. As a result, the impact on operating earnings in the period the change is identified is generally lower under the reallocation method as compared to the cumulative catch-up method. The net increase in our operating earnings from the quarterly impact of revisions in contract estimates totaled $350 in 2010 and $410 in 2011, reflecting favorable operational performance across our contract portfolio. Other than revisions discussed in the Aerospace and Marine Systems business groups’ results of operations, no revisions on any one contract were material.

Goodwill and Intangible Assets. Since 1995, we have acquired over 60 businesses at a total cost of approximately $22 billion, including six in 2011. In connection with these acquisitions, we have recognized $13.6 billion and $1.8 billion of goodwill and intangible assets, respectively.

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not, such as a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process that requires a significant level of estimation by management, particularly the estimate of the fair value of our reporting units. These estimates require the use of judgment. We estimate the fair value of our reporting units based on the discounted projected cash flows of the underlying operations. This requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business and the appropriate interest rate used to discount the projected cash flows. This discounted cash flow analysis is corroborated by “top-down” analyses, including a market assessment of our enterprise value. We have recorded no goodwill impairment to date nor do we anticipate any reasonably possible circumstances that would lead to impairment in the foreseeable future. The fair value of each of our reporting units on December 31, 2011, exceeded its carrying value under the first step of the two-step goodwill impairment test.

We review intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. We recorded an impairment loss in 2011 related to our completions business as discussed in the Aerospace group’s results of operations.

Commitments and Contingencies. We are subject to litigation and other legal proceedings arising either from the ordinary course of our business or under provisions relating to the protection of the environment. Estimating liabilities and costs associated with these matters requires the use of judgment. We record a charge against earnings when a liability associated with claims or pending or threatened litigation matters is

34                        General Dynamics Annual Report 2011

probable and when our exposure is reasonably estimable. The ultimate resolution of our exposure related to these matters may change as further facts and circumstances become known.

Deferred Contract Costs. Certain costs incurred in the performance of our government contracts are recorded under GAAP but are not allocable currently to contracts. Such costs include a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally after they are paid. We have elected to defer (or inventory) these costs in contracts in process until they can be allocated to contracts. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. Our business base includes numerous contracts for which we are the sole source or one of two suppliers on long-term defense programs. We regularly assess the probability of recovery of these costs under our current and probable follow-on contracts. This assessment requires that we make assumptions about future contract costs, the extent of cost recovery under our contracts and the amount of future contract activity. These estimates are based on our best judgment. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

Retirement Plans. Our defined-benefit pension and other post-retirement benefit costs and obligations depend on a series of assumptions and estimates. The key assumptions relate to the interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. We determine the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. We determine the long-term rate of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy. These estimates are based on our best judgment, including consideration of current and future market conditions. In the event a change in any of the assumptions is warranted, pension and post-retirement benefit cost could increase or decrease. For the impact of hypothetical changes in the discount rate and expected long-term rate of return on plan assets for our commercial pension and post-retirement benefit plans, see Note P to the Consolidated Financial Statements.

As discussed under Deferred Contract Costs, our contractual arrangements with the U.S. government provide for the recovery of benefit costs for our government retirement plans. We have elected to defer recognition of the benefit costs that cannot currently be allocated to contracts to provide a better matching of revenues and expenses. Accordingly, the impact on the retirement benefit cost for these plans that results from annual changes in assumptions does not impact our earnings either positively or negatively.

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

Foreign Currency Risk. We had notional forward foreign exchange contracts outstanding of $4.2 billion on December 31, 2010, and $4 billion on December 31, 2011. A 10 percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have resulted in the following incremental pretax gains and losses:

Gain (loss)	2010	2011
Recognized	$4	$(57)
Unrecognized	(289)	(176)

This exchange-rate sensitivity relates primarily to changes in the U.S. dollar/Canadian dollar, euro/Canadian dollar and U.S. dollar/euro exchange rates. We believe these hypothetical recognized and unrecognized gains and losses would be offset by corresponding losses and gains in the remeasurement of the underlying transactions being hedged. We believe these forward contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Risk. Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. On December 31, 2011, we had $3.9 billion par value of fixed-rate debt and no commercial paper outstanding. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10 percent unfavorable interest rate movement would not have a material impact on the fair value of our debt obligations.

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2011, we held $2.9 billion in cash and equivalents and marketable securities, which had an aggregate weighted average maturity of less than two months on December 31, 2011. Our marketable securities have an average duration of one year and an average credit rating of AA-. A 10 percent unfavorable interest rate movement would not have a material impact on the value of the holdings. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

General Dynamics Annual Report 2011                        35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2009	2010	2011
Revenues:
Products	$21,977	$21,723	$21,440
Services	10,004	10,743	11,237
	31,981	32,466	32,677
Operating costs and expenses:
Products	17,808	17,359	17,230
Services	8,544	9,198	9,591
General and administrative	1,954	1,964	2,030
	28,306	28,521	28,851
Operating earnings	3,675	3,945	3,826
Interest, net	(160)	(157)	(141)
Other, net	(2)	2	33
Earnings from continuing operations before income taxes	3,513	3,790	3,718
Provision for income taxes, net	1,106	1,162	1,166
Earnings from continuing operations	2,407	2,628	2,552
Discontinued operations, net of tax	(13)	(4)	(26)
Net earnings	$2,394	$2,624	$2,526
Earnings per share
Basic:
Continuing operations	$6.24	$6.89	$7.01
Discontinued operations	(0.03)	(0.01)	(0.07)
Net earnings	$6.21	$6.88	$6.94
Diluted:
Continuing operations	$6.20	$6.82	$6.94
Discontinued operations	(0.03)	(0.01)	(0.07)
Net earnings	$6.17	$6.81	$6.87

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

36                        General Dynamics Annual Report 2011

CONSOLIDATED BALANCE SHEET

	December 31
(Dollars in millions)	2010	2011
ASSETS
Current assets:
Cash and equivalents	$2,613	$2,649
Accounts receivable	3,848	4,452
Contracts in process	4,873	5,168
Inventories	2,158	2,310
Other current assets	694	789
Total current assets	14,186	15,368
Noncurrent assets:
Property, plant and equipment, net	2,971	3,284
Intangible assets, net	1,992	1,813
Goodwill	12,649	13,576
Other assets	747	842
Total noncurrent assets	18,359	19,515
Total assets	$32,545	$34,883
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$773	$23
Accounts payable	2,736	2,895
Customer advances and deposits	4,465	5,011
Other current liabilities	3,203	3,216
Total current liabilities	11,177	11,145
Noncurrent liabilities:
Long-term debt	2,430	3,907
Other liabilities	5,622	6,599
Commitments and contingencies (see Note N)
Total noncurrent liabilities	8,052	10,506
Shareholders’ equity:
Common stock	482	482
Surplus	1,729	1,888
Retained earnings	17,076	18,917
Treasury stock	(4,535)	(5,743)
Accumulated other comprehensive loss	(1,436)	(2,312)
Total shareholders’ equity	13,316	13,232
Total liabilities and shareholders’ equity	$32,545	$34,883

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics Annual Report 2011                        37

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2009	2010	2011
Cash flows from operating activities:
Net earnings	$2,394	$2,624	$2,526
Adjustments to reconcile net earnings to net cash provided by operating activities-
Depreciation of property, plant and equipment	344	345	354
Amortization of intangible assets	218	224	238
Intangible asset impairment	–	–	111
Stock-based compensation expense	117	118	128
Excess tax benefit from stock-based compensation	(5)	(18)	(24)
Deferred income tax provision	227	56	14
Discontinued operations, net of tax	13	4	26
Increase in assets, net of effects of business acquisitions-
Accounts receivable	(151)	(152)	(420)
Contracts in process	(112)	(334)	(62)
Inventories	(72)	(23)	(186)
Increase (decrease) in liabilities, net of effects of business acquisitions-
Accounts payable	(92)	366	17
Customer advances and deposits	145	30	629
Other current liabilities	(306)	(285)	86
Other, net	135	31	(199)
Net cash provided by operating activities	2,855	2,986	3,238
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(811)	(233)	(1,560)
Purchases of held-to-maturity securities	(337)	(468)	(459)
Maturities of held-to-maturity securities	–	605	441
Capital expenditures	(385)	(370)	(458)
Purchases of available-for-sale securities	(152)	(226)	(373)
Maturities of available-for-sale securities	179	126	235
Other, net	114	158	200
Net cash used by investing activities	(1,392)	(408)	(1,974)
Cash flows from financing activities:
Proceeds from fixed-rate notes	747	–	1,497
Purchases of common stock	(209)	(1,185)	(1,468)
Repayment of fixed-rate notes	–	(700)	(750)
Dividends paid	(577)	(631)	(673)
Proceeds from option exercises	142	277	198
Repayment of commercial paper	(904)	–	–
Other, net	(5)	13	(5)
Net cash used by financing activities	(806)	(2,226)	(1,201)
Net cash used by discontinued operations	(15)	(2)	(27)
Net increase in cash and equivalents	642	350	36
Cash and equivalents at beginning of year	1,621	2,263	2,613
Cash and equivalents at end of year	$2,263	$2,613	$2,649

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

38                        General Dynamics Annual Report 2011

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity	Income
Balance, December 31, 2008	$ 482	$ 1,346	$ 13,287	$ (3,349)	$ (1,713)	$10,053
Net earnings	–	–	2,394	–	–	2,394	$ 2,394
Cash dividends declared	–	–	(588)	–	–	(588)	–
Stock-based awards	–	172	–	86	–	258	–
Shares purchased	–	–	–	(200)	–	(200)	–
Net gain on cash flow hedges	–	–	–	–	45	45	45
Unrealized gains on securities	–	–	–	–	3	3	3
Foreign currency translation adjustments	–	–	–	–	290	290	290
Change in retirement plans’ funded status	–	–	–	–	168	168	168
Balance, December 31, 2009	482	1,518	15,093	(3,463)	(1,207)	12,423	$ 2,900
Net earnings	–	–	2,624	–	–	2,624	$ 2,624
Cash dividends declared	–	–	(641)	–	–	(641)	–
Stock-based awards	–	211	–	191	–	402	–
Shares purchased	–	–	–	(1,263)	–	(1,263)	–
Net gain on cash flow hedges	–	–	–	–	66	66	66
Unrealized gains on securities	–	–	–	–	1	1	1
Foreign currency translation adjustments	–	–	–	–	279	279	279
Change in retirement plans’ funded status	–	–	–	–	(575)	(575)	(575)
Balance, December 31, 2010	482	1,729	17,076	(4,535)	(1,436)	13,316	$ 2,395
Net earnings	–	–	2,526	–	–	2,526	$ 2,526
Cash dividends declared	–	–	(685)	–	–	(685)	–
Stock-based awards	–	159	–	181	–	340	–
Shares purchased	–	–	–	(1,389)	–	(1,389)	–
Net loss on cash flow hedges	–	–	–	–	(59)	(59)	(59)
Unrealized losses on securities	–	–	–	–	(1)	(1)	(1)
Foreign currency translation adjustments	–	–	–	–	(71)	(71)	(71)
Change in retirement plans’ funded status	–	–	–	–	(745)	(745)	(745)
Balance, December 31, 2011	$ 482	$ 1,888	$ 18,917	$ (5,743)	$ (2,312)	$ 13,232	$ 1,650

The accompanying Notes to Consolidated Financial Statements are an integral part of this statement.

General Dynamics Annual Report 2011                        39

(Dollars in millions, except per-share amounts or unless otherwise noted)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. General Dynamics is organized into four business groups: Aerospace, which produces Gulfstream aircraft, provides aircraft services and performs aircraft completions for other original equipment manufacturers (OEMs); Combat Systems, which designs and manufactures combat vehicles, weapons systems and munitions; Marine Systems, which designs and constructs surface ships and submarines; and Information Systems and Technology, which provides communications and information technology products and services. Our primary customers are the U.S. military, other U.S. government organizations, the armed forces of other nations, and a diverse base of corporate and individual buyers of business aircraft.

Basis of Consolidation and Classification. The Consolidated Financial Statements include the accounts of General Dynamics Corporation and our wholly owned and majority owned subsidiaries. We eliminate all inter-company balances and transactions in the Consolidated Financial Statements.

Consistent with defense industry practice, we classify assets and liabilities related to long-term production contracts as current, even though some of these amounts are not expected to be realized within one year. In addition, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

Use of Estimates. The nature of our business requires that we make a number of estimates and assumptions in accordance with U.S. generally accepted accounting principles (GAAP). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical and current experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates.

Revenue Recognition. We account for revenues and earnings using the percentage-of-completion method. Under this method, contract revenue and profit are recognized as the work progresses, either as the products are produced or as services are rendered. We determine progress using either input measures (e.g., costs incurred) or output measures (e.g., contract milestones or units delivered). We estimate the profit on a contract as the difference between the total estimated revenue and the total estimated costs of a contract and recognize that profit over the life of the contract. If at any time the estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the quarter it is identified.

We generally measure progress toward completion on contracts in our defense business based on the proportion of costs incurred to date relative to total estimated costs at completion. Our contracts for the manufacture of business-jet aircraft usually provide for two major phases: the manufacture of the “green” aircraft and its outfitting, which includes exterior painting and installation of customer-selected interiors. We record revenue at two contractual milestones: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft.

We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method rather than the cumulative catch-up method. Under the reallocation method, the impact of revisions in estimates is recognized prospectively over the remaining contract term.

Discontinued Operations. In 2010, we completed the sale of our nitrocellulose operation in Spain. The operating results of this business are presented as discontinued operations, net of income taxes, in 2009 and 2010. Net cash used by discontinued operations in these years consists primarily of cash used by the operating activities of this business prior to the sale.

In 2011, we recognized losses from the settlement of an environmental matter associated with a former operation of the company and our estimate of continued legal costs associated with the A-12 litigation as a result of the U.S. Supreme Court’s decision that extended the expected timeline associated with the litigation. Net cash used by discontinued operations in 2011 consists primarily of cash associated with the environmental settlement and A-12 litigation costs. See Note N to the Consolidated Financial Statements for further discussion of the A-12 litigation, which has been ongoing since 1991.

Research and Development Expenses. Research and development (R&D) expenses consisted of the following:

Year Ended December 31	2009	2010	2011
Company-sponsored R&D, including product development costs	$360	$325	$372
Bid and proposal costs	160	183	173
Total company-sponsored R&D	520	508	545
Customer-sponsored R&D	405	548	667
Total R&D	$925	$1,056	$1,212

R&D expenses are included in operating costs and expenses in the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contract.

40                      General Dynamics Annual Report 2011

The Aerospace group has cost-sharing arrangements with some of its suppliers that enhance the group’s internal development capabilities and offset a portion of the financial risk associated with the group’s product development efforts. These arrangements explicitly state that supplier contributions are for reimbursements of costs we incur in the development of new aircraft models and technologies, and we retain substantial rights in the products developed under these arrangements. We record amounts received from these cost-sharing arrangements as a reduction of R&D expenses. We have no obligation to refund any amounts received under the agreement regardless of the outcome of the development effort. Under the terms of each agreement, payments received from suppliers for their share of the costs are based typically on milestones and are recognized as earned when we achieve a milestone event.

Net Interest. Net interest expense consisted of the following:

Year Ended December 31	2009	2010	2011
Interest expense	$171	$167	$155
Interest income	(11)	(10)	(14)
Interest expense, net	$160	$157	$141
Interest payments	$137	$168	$133

Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. We report our investments in available-for-sale securities at fair value. Changes in the fair value of available-for-sale securities are recognized as a component of accumulated other comprehensive income within shareholders’ equity on the Consolidated Balance Sheet. We report our held-to-maturity securities at amortized cost. The interest income on these securities is a component of our net interest expense in the Consolidated Statement of Earnings. We had marketable securities and other investments totaling $325 on December 31, 2010, and $393 on December 31, 2011. These investments are included in other current and noncurrent assets on the Consolidated Balance Sheet (see Note D). We had no trading securities at the end of either period.

The contractual arrangements with certain international customers require us to maintain cash received from advance payments until applied to our activities associated with these contracts. These advances totaled approximately $245 on December 31, 2010, and $170 on December 31, 2011.

Long-lived Assets. We review long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Impairment losses, where identified, are determined as the excess of the carrying value over the fair value of the long-lived asset.

Contract losses on narrow- and wide-body commercial aircraft contracts and lower volume in business-jet aircraft manufactured by other OEMs resulted in a review in the fourth quarter of 2011 of the long-lived assets of the completions business in our Aerospace business group. A decline in the discounted cash flows of the completions business during the remaining five-year life of our contract and program intangible asset resulted in a $111 impairment, eliminating the remaining value of the asset. This loss was reported in operating earnings.

We review goodwill for impairment annually or when circumstances indicate that an impairment is more likely than not. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. The test for goodwill impairment is a two-step process to first identify potential goodwill impairment for each reporting unit and then, if necessary, measure the amount of the impairment loss. We completed the required goodwill impairment test during the fourth quarter of 2011 and did not identify any impairment. For a summary of our goodwill by reporting unit, see Note B.

Subsequent Events. We have evaluated material events and transactions that have occurred after December 31, 2011, and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-K.

B. ACQUISITIONS, DIVESTITURES, INTANGIBLE ASSETS AND GOODWILL

In 2011, we acquired six businesses for an aggregate of $1.6 billion in cash:

Combat Systems

•	A provider of wheeled vehicles, survivability solutions and vehicle sustainment services for the armed forces of the United States and its allies (on December 19).

Marine Systems

•	A surface-ship repair business in Norfolk, Virginia, that supports the U.S. Navy fleet (on October 31).

Information Systems and Technology

•	A provider of enterprise services and cloud computing to the U.S. Department of Defense (on July 15).
•	A provider of secure wireless networking equipment for the U.S. military and other government customers (on July 22).
•	A provider of information assurance and security software (on August 12).
•	A provider of health information technology services and business systems to federal agencies (on September 30).

General Dynamics Annual Report 2011                        41

In 2010, we acquired three businesses for an aggregate of $233 in cash:

Combat Systems

•	A business that demilitarizes, incinerates and disposes of munitions, explosives and explosive wastes in an environmentally safe and efficient manner (on May 12).

Information Systems and Technology

•	A provider of software for military mission planning and execution (on January 8).
•	A company that designs and manufactures sensor and optical surveillance systems for military and security applications (on June 22).

In 2009, we acquired two businesses in the Information Systems and Technology group for an aggregate of $811 in cash:

•	An information technology services business that performs work for our classified customers (on January 26).
•	A company that designs and manufactures high-performance electro-optical and infrared (EO/IR) sensors and systems and multi-axis stabilized cameras (on September 2).

We funded these acquisitions using cash on hand. The operating results of these acquisitions have been included with our reported results since their respective closing dates. In 2011, we recognized in other income $17 of transaction-related costs associated with our acquisitions. The purchase prices of these acquisitions have been allocated preliminarily to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

In 2011, we sold the detection systems portion of the weapons systems business in our Combat Systems group. The pretax gain of $38 on the sale was reported in other income in the Consolidated Statement of Earnings. The proceeds from the sale are included in other investing activities on the Consolidated Statement of Cash Flows.

Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2010			December 31, 2011
Contract and program intangible assets*	$ 2,421	$ (949)	$ 1,472	$ 2,393	$ (1,060)	$ 1,333
Trade names and trademarks	483	(58)	425	477	(70)	407
Technology and software	176	(94)	82	175	(110)	65
Other intangible assets	207	(194)	13	174	(166)	8
Total intangible assets	$ 3,287	$ (1,295)	$ 1,992	$ 3,219	$ (1,406)	$ 1,813

*

Consists of acquired backlog and probable follow-on work and related customer relationships. December 31, 2011 amount includes impact of $111 impairment of completions business intangible asset in our Aerospace group.

The amortization lives (in years) of our intangible assets on December 31, 2011, were as follows:

	Range of Amortization Life	Weighted Average Amortization Life
Contract and program intangible assets	7-30	17
Trade names and trademarks	30	30
Technology and software	7-13	11
Other intangible assets	7-15	11

Total intangible assets		19

We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense was $218 in 2009, $224 in 2010 and $238 in 2011. We expect to record annual amortization expense over the next five years as follows:

2012	$225
2013	182
2014	159
2015	155
2016	128

42                        General Dynamics Annual Report 2011

The changes in the carrying amount of goodwill by reporting unit during 2010 and 2011 were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2009	$ 2,480	$ 2,710	$ 198	$ 6,881	$ 12,269
Acquisitions	–	57	–	76	133
Other*	170	61	–	16	247
December 31, 2010	2,650	2,828	198	6,973	12,649
Acquisitions	–	60	31	897	988
Other*	(6)	(49)	–	(6)	(61)
December 31, 2011	$ 2,644	$ 2,839	$ 229	$ 7,864	$ 13,576

*	Consists primarily of adjustments for foreign currency translation.

C. EARNINGS PER SHARE

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares. Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2009	2010	2011
Basic weighted average shares outstanding	385,475	381,240	364,147
Dilutive effect of stock options and restricted stock*	2,448	3,996	3,377
Diluted weighted average shares outstanding	387,923	385,236	367,524

*

Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock because the effect of including these options and restricted shares would be antidilutive: 2009 - 14,986; 2010 - 17,867; 2011 - 23,079.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2010 or 2011.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation approaches can be used to determine fair value, each requiring different valuation inputs.

The following hierarchy classifies the inputs used to determine fair value into three levels:

•	Level 1 – quoted prices in active markets for identical assets or liabilities;
•	Level 2 – inputs, other than quoted prices, observable by a marketplace participant either directly or indirectly; and
•	Level 3 – unobservable inputs significant to the fair value measurement.

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2010 and 2011, and the basis for determining their fair values:

Financial assets (liabilities) (a)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
	December 31, 2010
Marketable securities:
Available-for-sale	$47	$47	$47	$–
Held-to-maturity	165	165	–	165
Other investments	113	113	55	58
Derivatives	130	130	–	130
Long-term debt, including current portion	(3,203)	(3,436)	–	(3,436)

	December 31, 2011
Marketable securities:
Available-for-sale	$70	$70	$70	$–
Held-to-maturity	178	175	–	175
Other investments	145	145	89	56
Derivatives	34	34	–	34
Long-term debt, including current portion	(3,930)	(4,199)	–	(4,199)

(a)	We had no Level 3 financial instruments on December 31, 2010 or 2011.
(b)	Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.

General Dynamics Annual Report 2011                        43

E. INCOME TAXES

Income Tax Provision. We calculate our provision for federal, state and international income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting purposes than for income tax purposes. The following is a summary of our net provision for income taxes for continuing operations:

Year Ended December 31	2009	2010	2011
Current:
U.S. federal	$719	$951	$951
State*	14	7	20
International	146	148	181
Total current	879	1,106	1,152
Deferred:
U.S. federal	226	60	87
State*	23	3	–
International	(22)	(7)	(73)
Total deferred	227	56	14
Provision for income taxes, net	$1,106	$1,162	$1,166
Net income tax payments	$860	$1,060	$1,083

*

The provision for state and local income taxes that is allocable to U.S. government contracts is included in operating costs and expenses in the Consolidated Statement of Earnings and, therefore, not included in the provision above.

The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2009	2010	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax on commercial operations, net of federal benefits	0.7	0.2	0.4
Impact of international operations	(2.3)	(2.4)	(1.0)
Domestic production deduction	(0.8)	(1.6)	(1.8)
Domestic tax credits	(0.6)	(0.6)	(0.6)
Other, net	(0.5)	0.1	(0.6)
Effective income tax rate	31.5%	30.7%	31.4%

Deferred Tax Assets (Liabilities). The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

December 31	2010	2011
Retirement benefits*	$1,052	$1,398
Tax loss and credit carryforwards	335	410
Salaries and wages	254	258
Workers’ compensation	215	222
A-12 termination	88	95
Other	447	521
Deferred assets	2,391	2,904
Valuation allowance	(83)	(102)
Net deferred assets	$2,308	$2,802
Intangible assets	$(1,159)	$(1,137)
Contract accounting methods	(649)	(626)
Capital Construction Fund	(239)	(239)
Other	(475)	(522)
Deferred liabilities	$(2,522)	$(2,524)
Net deferred tax asset (liability)	$(214)	$278

*

Includes a deferred tax asset of $1,250 on December 31, 2010, and $1,634 on December 31, 2011, related to the amounts recorded in accumulated other comprehensive income to recognize the funded status of our retirement plans. See Notes L and P for further discussion.

Our net deferred tax asset (liability) was included on the Consolidated Balance Sheet as follows:

December 31	2010	2011
Current deferred tax asset	$30	$269
Current deferred tax liability	(383)	(131)
Noncurrent deferred tax asset	359	310
Noncurrent deferred tax liability	(220)	(170)
Net deferred tax asset (liability)	$(214)	$278

We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to valuation allowances recognized.

One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF). The CCF is a program, established by the U.S. government and administered by the Maritime Administration, that affects the timing of a portion of our tax payments. The program supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. It allows us to defer federal and state income

44                        General Dynamics Annual Report 2011

taxes on earnings derived from eligible programs as long as the funds are deposited and used for qualified activities. Unqualified withdrawals are subject to taxation plus interest. The CCF is collateralized by qualified assets as defined by the Maritime Administration. We had U.S. government accounts receivable invested in the CCF of $682 on December 31, 2010, and $683 on December 31, 2011.

On December 31, 2011, we had net operating and capital loss carryforwards of $840 and R&D and investment tax credit carryforwards of $197, both of which begin to expire in 2012.

Earnings from continuing operations before income taxes included foreign income of $573 in 2009, $640 in 2010 and $473 in 2011. We intend to reinvest indefinitely the undistributed earnings of some of our non-U.S. subsidiaries. On December 31, 2011, we had approximately $1.5 billion of earnings from these non-U.S. subsidiaries that had not been remitted to the United States. Should these earnings be distributed, a portion would be treated as dividends under U.S. tax law and thus subject to U.S. federal income tax at the statutory rate of 35 percent, but would generate partially offsetting foreign tax credits.

Tax Uncertainties. We periodically assess our liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense for financial reporting purposes.

In the third quarter of 2009, we reached agreement with the Internal Revenue Service (IRS) on the examination of our federal income tax returns for 2005 and 2006. In the second quarter of 2011, we reached agreement with the IRS on the examination of our 2007 to 2009 federal income tax returns. The resolution of these audits had no material impact on our results of operations, financial condition, cash flows or effective tax rate. With the completion of these audits, the IRS has examined all of our consolidated federal income tax returns through 2009.

We have participated in the IRS’s Compliance Assurance Process, a real-time audit of our tax return, since 2010. We have recorded liabilities for tax uncertainties for the years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on December 31, 2011, is not material to our results of operations, financial condition or cash flows. We also believe that the total amount of unrecognized tax benefits on December 31, 2011, if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. ACCOUNTS RECEIVABLE

Accounts receivable represent amounts billed and currently due from customers and consisted of the following:

December 31	2010	2011
Non-U.S. government	$2,013	$2,536
U.S. government	1,206	1,039
Commercial	629	877
Total accounts receivable	$3,848	$4,452

Receivables from non-U.S. government customers include amounts related to long-term production programs for the Spanish Ministry of Defence of $1.6 billion on December 31, 2010, and $2.1 billion on December 31, 2011. A different ministry, the Spanish Ministry of Industry, has funded work on these programs in advance of costs incurred by the company. The cash advances are reported on the Consolidated Balance Sheet in current customer advances and deposits and will be repaid to the Ministry of Industry as we collect on the outstanding receivables from the Ministry of Defence. Other than these amounts, we expect to collect substantially all of the December 31, 2011, accounts receivable balance during 2012.

General Dynamics Annual Report 2011                        45

G. CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

December 31	2010	2011
Contract costs and estimated profits	$15,675	$18,807
Other contract costs	909	959
	16,584	19,766
Advances and progress payments	(11,711)	(14,598)
Total contracts in process	$4,873	$5,168

Contract costs consist primarily of labor, material, overhead and general and administrative (G&A) expenses. Contract costs also include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for these items were not material on December 31, 2010 or 2011.

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits and environmental expenses. These costs will become allocable to contracts generally after they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. However, our business base includes numerous contracts for which we have been designated the sole source or are one of two suppliers on long-term U.S. defense programs. We expect to bill substantially all of our year-end 2011 contracts-in-process balance during 2012, with the exception of these other contract costs.

H. INVENTORIES

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

December 31	2010	2011
Work in process	$1,124	$1,202
Raw materials	965	1,031
Finished goods	69	77
Total inventories	$2,158	$2,310

I. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are carried at historical cost, net of accumulated depreciation. The major classes of property, plant and equipment were as follows:

December 31	2010	2011
Machinery and equipment	$3,388	$3,712
Buildings and improvements	2,084	2,172
Land and improvements	283	321
Construction in process	204	313
Total property, plant and equipment*	5,959	6,518
Accumulated depreciation	(2,988)	(3,234)
Property, plant and equipment, net	$2,971	$3,284

*	Our government customers provide certain facilities; we do not include these facilities above.

We depreciate most of our assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods up to 50 years. Machinery and equipment are depreciated over periods up to 30 years.

46                        General Dynamics Annual Report 2011

J. DEBT

Debt consisted of the following:

December 31		2010	2011
Fixed-rate notes due:	Interest Rate
July 2011	1.800%	$749	$–
May 2013	4.250%	1,000	1,000
February 2014	5.250%	997	998
January 2015	1.375%	–	499
August 2015	5.375%	400	400
July 2016	2.250%	–	499
July 2021	3.875%	–	499
Other	Various	57	35
Total debt		3,203	3,930
Less current portion		773	23
Long-term debt		$2,430	$3,907

Fixed-rate Notes. On December 31, 2011, we had outstanding $3.9 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. See Note R for condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or part at 100 percent of the principal plus any accrued but unpaid interest and applicable make-whole amounts. On July 12, 2011, we issued $1.5 billion of fixed-rate notes in $500 increments due in January 2015, July 2016 and July 2021. We used the proceeds from these notes in part to repay $750 of fixed-rate notes on their scheduled maturity date in July 2011.

Commercial Paper. On December 31, 2011, we had no commercial paper outstanding, but we maintain the ability to access the market. We have $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2013 and a $1 billion multi-year facility expiring in July 2016. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or in part, these credit facilities prior to their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries.

The aggregate amounts of scheduled maturities of our debt for the next five years are as follows:

Year Ended December 31
2012	$23
2013	1,004
2014	998
2015	899
2016	499
Thereafter	507
Total debt	$3,930

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on December 31, 2011.

K. OTHER LIABILITIES

A summary of significant other liabilities by balance sheet caption follows:

December 31	2010	2011
Salaries and wages	$773	$845
Workers’ compensation	537	575
Retirement benefits	254	275
Deferred income taxes	383	131
Other (a)	1,256	1,390
Total other current liabilities	$3,203	$3,216
Retirement benefits	$3,596	$4,627
Customer deposits on commercial contracts	1,039	1,132
Deferred income taxes	220	170
Other (b)	767	670
Total other liabilities	$5,622	$6,599

(a)	Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related accruals.
(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

See Note E for further discussion of deferred tax balances and Note P for further discussion of retirement benefits.

General Dynamics Annual Report 2011                        47

L. SHAREHOLDERS’ EQUITY

Authorized Stock. Our authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by our board of directors.

Shares Issued and Outstanding. We had 481,880,634 shares of common stock issued on December 31, 2010 and 2011. We had 372,052,313 and 356,437,880 shares of common stock outstanding on December 31, 2010, and 2011, respectively. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2011 resulted from shares issued under our equity compensation plans (see Note O for further discussion) and shares repurchased in the open market. In 2011, we repurchased 20 million shares at an average price of $69 per share. On October 5, 2011, our board of directors authorized our management to repurchase up to an additional 10 million shares, about 3 percent of our total shares outstanding.

Dividends per Share. Dividends declared per share were $1.52 in 2009, $1.68 in 2010 and $1.88 in 2011.

Accumulated Other Comprehensive Income. Accumulated other comprehensive income (loss) (AOCI) consisted of the following:

	Gross Balance	Deferred Taxes (a)	Net Balance	Gross Balance	Deferred Taxes (a)	Net Balance
	December 31, 2010			December 31, 2011
Unrealized gains on securities	$6	$(2)	$4	$5	$(2)	$3
Foreign currency translation adjustment	1,040	(147)	893	951	(129)	822
Pension plans (b)	(3,457)	1,178	(2,279)	(4,532)	1,542	(2,990)
Other post-retirement plans (b)	(210)	72	(138)	(264)	92	(172)
Gains on cash flow hedges	112	(28)	84	31	(6)	25
Total AOCI	$(2,509)	$1,073	$(1,436)	$(3,809)	$1,497	$(2,312)

(a)	The amount of income tax expense (benefit) reported in other comprehensive income was $244 in 2009, ($251) in 2010 and ($424) in 2011.
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

Foreign Currency Risk. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Otherwise, we enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts, designed to offset and minimize our risk. The one-year average maturity of these instruments matches the duration of the activities that are at risk.

Interest Rate Risk. Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. However, the risk associated with these instruments is not material.

Commodity Price Risk. We are subject to risk of rising labor and commodity prices, primarily on long-term fixed-price contracts. To the extent possible, we include terms such as escalation clauses in our contracts that are designed to protect us from this risk. Some of the protective terms included in our contracts are considered derivatives but are not accounted for separately because they are clearly and closely related to the host contract. We have not entered into any material commodity hedging contracts but may do so as circumstances warrant. We do not believe that changes in labor or commodity prices will have a material impact on our results of operations or cash flows.

Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2011, we held $2.9 billion in cash and equivalents and marketable securities. Our marketable securities had an average duration of one year and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

48                        General Dynamics Annual Report 2011

Hedging Activities. We had notional forward foreign exchange contracts outstanding of $4.2 billion on December 31, 2010, and $4 billion on December 31, 2011. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

December 31	2010	2011
Other current assets:
Designated as cash flow hedges	$ 128	$ 64
Not designated as cash flow hedges	35	20
Other current liabilities:
Designated as cash flow hedges	(16)	(33)
Not designated as cash flow hedges	(17)	(17)
Total	$ 130	$ 34

We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2010 or 2011.

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

Net gains and losses recognized in earnings and AOCI, including gains and losses related to hedge ineffectiveness, were not material to our results of operations in any of the past three years. We do not expect the amount of gains and losses in AOCI that will be reclassified to earnings in 2012 to be material.

Foreign Currency Financial Statement Translation. We translate foreign-currency balance sheets from our international business units’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCI.

We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations in any of the past three years. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in each of the past three years.

N. COMMITMENTS AND CONTINGENCIES

Litigation

Termination of A-12 Program. The A-12 aircraft contract was a fixed-price incentive contract for the full-scale development and initial production of the carrier-based Advanced Tactical Aircraft with the U.S. Navy and a team composed of contractors General Dynamics and McDonnell Douglas (now a subsidiary of The Boeing Company). In January 1991, the U.S. Navy terminated the contract for default and demanded the contractors repay $1.4 billion in unliquidated progress payments. Following the termination, the Navy agreed to defer the collection of that amount pending a negotiated settlement or other resolution. Both contractors had full responsibility to the Navy for performance under the contract, and both are jointly and severally liable for potential liabilities arising from the termination.

Over 20 years of litigation, the trial court (the U.S. Court of Federal Claims), appeals court (the Court of Appeals for the Federal Circuit), and the U.S. Supreme Court have issued various rulings, some in favor of the government and others in favor of the contractors.

On May 3, 2007, the trial court issued a decision upholding the government’s determination of default. This decision was affirmed by a three-judge panel of the appeals court on June 2, 2009, and on November 24, 2009, the court of appeals denied the contractors’ petitions for rehearing. On September 28, 2010, the U.S. Supreme Court granted the contractors’ petitions for review as to whether the government could maintain its default claim against the contractors while invoking the state-secrets privilege to deny the contractors a defense to that claim.

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

General Dynamics Annual Report 2011                        49

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

If, contrary to our expectations, the government prevails on its default claim and its recovery theories, the contractors could collectively be required to repay the government, on a joint and several basis, as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on December 31, 2011. This would result in a liability to us of half of the total (based upon The Boeing Company satisfying McDonnell Douglas’ obligations under the contract), or approximately $1.5 billion pretax. Our after-tax charge would be approximately $830, or $2.31 per share, which would be recorded in discontinued operations. Our after-tax cash cost would be approximately $735. We believe we have sufficient resources to satisfy our obligation if required.

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

Environmental

We are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities and third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, we expect that a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable contract costs and, therefore, recoverable under U.S. government contracts.

As required, we provide financial assurance for certain sites undergoing or subject to investigation or remediation. We accrue environmental costs when it is probable that a liability has been incurred and the amount can be reasonably estimated. Where applicable, we seek insurance recovery for costs related to environmental liability. We do not record insurance recoveries before collection is considered probable. Based on all known facts and analyses, we do not believe that our liability at any individual site, or in the aggregate, arising from such environmental conditions, will be material to our results of operations, financial condition or cash flows. We also do not believe that the range of reasonably possible additional loss beyond what has been recorded would be material to our results of operations, financial condition or cash flows.

Minimum Lease Payments

Total expense under operating leases was $258 in 2009 and 2010 and $274 in 2011. Operating leases are primarily for facilities and equipment. Future minimum lease payments due during the next five years are as follows:

Year Ended December 31
2012	$234
2013	193
2014	149
2015	115
2016	91
Thereafter	355
Total minimum lease payments	$1,137

Other

Securities and Exchange Commission (SEC) Request. On September 23, 2011, the SEC’s Division of Enforcement requested that we provide certain information, documents and records relating to accounting practices for revisions of estimates on contracts accounted for using the percentage-of-completion method. We are cooperating with the SEC staff. We cannot predict the outcome of this request.

Letters of Credit. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion on December 31, 2011. These include letters of credit for our international subsidiaries, which are backed by available local bank credit facilities aggregating approximately $1.1 billion. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

Government Contracts. As a government contractor, we are subject to U.S. government audits and investigations relating to our operations,

50                        General Dynamics Annual Report 2011

including claims for fines, penalties, and compensatory and treble damages. Based on currently available information, we believe the outcome of such ongoing government disputes and investigations will not have a material impact on our results of operations, financial condition or cash flows.

In the performance of our contracts, we routinely request contract modifications that require additional funding and administrative involvement from the customer. Most often, these requests are due to customer-directed changes in scope of work. While we believe we are entitled to recovery of these costs, the resolution process with our customer may be protracted. In some cases, our request may be disputed and we are required to file a claim with the customer. Based on currently available information, we believe our outstanding modifications and other claims will be resolved without material impact to our results of operations, financial condition or cash flows.

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

Labor Agreements. Approximately one-fifth of our employees and our subsidiaries’ employees are represented by labor organizations and work under local works council agreements and 51 company-negotiated agreements. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating successor agreements without any material disruption of operating activities. We expect to renegotiate the terms of 10 collective agreements in 2012, covering approximately 5,000 employees. We do not expect the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.

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

The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2009	2010	2011
Beginning balance	$ 221	$239	$260
Warranty expense	71	70	88
Payments	(60)	(51)	(56)
Adjustments*	7	2	1
Ending balance	$ 239	$260	$293

*	Includes warranty liabilities assumed in connection with acquisitions and foreign exchange translation adjustments.

O. EQUITY COMPENSATION PLANS

Equity Compensation Overview. We have various equity compensation plans for employees, as well as for non-employee members of our board of directors. These include the General Dynamics Corporation 2009 Equity Compensation Plan (Equity Compensation Plan) and the 2009 General Dynamics United Kingdom Share Save Plan (U.K. Plan).

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

Stock options may be granted either as incentive stock options, intended to qualify for capital gain treatment under Section 422 of the Internal Revenue Code (the Code), or as options not qualified under the Code. All options granted under the Equity Compensation Plan are issued with an exercise price at the fair market value of the common stock on the date of grant. Awards of stock options vest over two years, with 50 percent of the options vesting in one year and the remaining 50 percent vesting the following year. Stock options that have been awarded under the Equity Compensation Plan expire five or seven years after the grant date. We grant annual stock option awards to participants in the Equity Compensation Plan on the first Wednesday of March based on the average of the high and low stock prices on that day as listed on the New York Stock Exchange. On occasion, we may also make ad hoc grants at other times during the year.

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

General Dynamics Annual Report 2011                        51

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

We issue common stock under our equity compensation plans from treasury stock. On December 31, 2011, in addition to the shares reserved for issuance upon the exercise of outstanding options, approximately 19 million shares have been authorized for options and restricted stock that may be granted in the future.

Stock-based Compensation Expense. The following table details the components of stock-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2009	2010	2011
Stock options	$54	$53	$58
Restricted stock	22	24	25
Total stock-based compensation expense, net of tax*	$76	$77	$83

*	Stock-based compensation expense (pretax) is included in G&A expenses.

Stock Options. We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. We estimate the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2009	2010	2011
Expected volatility	24.0-30.2%	27.0-31.9%	28.4-31.5%
Weighted average expected volatility	25.5%	29.8%	30.1%
Expected term (in months)	40-50	40-50	43-53
Risk-free interest rate	1.4-2.8%	1.0-2.2%	1.2-1.9%
Expected dividend yield	2.0%	2.0%	2.0%

We estimate the above assumptions based on the following:

•	Expected volatility is based on the historical volatility of our common stock over a period equal to the expected term of the option.
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

The resulting weighted average fair value per option granted was $6.98 in 2009, $15.00 in 2010 and $15.63 in 2011. Stock option expense reduced operating earnings (and earnings per share) by $83 ($0.14) in 2009, $82 ($0.14) in 2010 and $90 ($0.16) in 2011. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note Q). On December 31, 2011, we had $73 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of one year.

A summary of option activity during 2011 follows:

	Shares Under Option	Weighted Average Exercise Price
Outstanding on December 31, 2010	27,444,169	$64.67
Granted	6,609,514	74.48
Exercised	(4,144,982)	47.01
Forfeited/cancelled	(604,048)	73.55
Outstanding on December 31, 2011	29,304,653	$69.19
Vested and expected to vest on December 31, 2011	28,951,420	$69.15
Exercisable on December 31, 2011	19,580,192	$67.33

Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2011, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding	2.7	$164
Vested and expected to vest	2.7	163
Exercisable	1.6	154

In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value

52                        General Dynamics Annual Report 2011

is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised was $32 in 2009, $109 in 2010 and $113 in 2011.

We received cash from the exercise of stock options of $142 in 2009, $277 in 2010 and $198 in 2011. The excess tax benefit resulting from stock option exercises was $5 in 2009, $18 in 2010 and $24 in 2011.

Restricted Stock/Restricted Stock Units. We determine the fair value of restricted stock and restricted stock units as the average of the high and low market prices of our stock on the date of grant. We generally recognize compensation expense related to restricted stock and restricted stock units on a straight-line basis over the period during which the restriction lapses, which is generally four years.

Compensation expense related to restricted stock and restricted stock units reduced operating earnings (and earnings per share) by $34 ($0.06) in 2009, $36 ($0.06) in 2010 and $38 ($0.07) in 2011. On December 31, 2011, we had $56 of unrecognized compensation cost related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.4 years.

A summary of restricted stock and restricted stock unit activity during 2011 follows:

	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2010	2,261,990	$62.38
Granted	593,574	74.64
Vested	(398,656)	76.25
Forfeited	(35,875)	68.64
Nonvested at December 31, 2011	2,421,033	$63.01

The total fair value of shares vested was $29 in 2009, $30 in 2010 and $28 in 2011.

P. RETIREMENT PLANS

We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.

Retirement Plan Summary Information

Defined-contribution Benefits. We provide eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives, including investment in our common stock. In some of these plans, we match a portion of the employees’ contributions. Our contributions to these defined-contribution plans totaled $195 in 2009, $198 in 2010 and $203 in 2011. The defined-contribution plans held approximately 36 million and 33 million shares of our common stock on December 31, 2010 and 2011, respectively, representing approximately 10 percent of our outstanding shares on both dates.

Pension Benefits. We have six noncontributory and six contributory trusteed, qualified defined-benefit pension plans covering eligible government business employees, and two noncontributory and four contributory plans covering eligible commercial business employees, including some employees of our international operations. The primary factors affecting the benefits earned by participants in our pension plans are employees’ years of service and compensation levels. Our primary government pension plan, which comprises the majority of our unfunded obligation, was closed to new salaried participants on January 1, 2007.

We also sponsor several unfunded and one funded non-qualified supplemental executive plans, which provide participants with additional benefits, including excess benefits over limits imposed on qualified plans by federal tax law.

Other Post-retirement Benefits. We maintain plans that provide post-retirement healthcare coverage for many of our current and former employees and post-retirement life insurance benefits for certain retirees. These benefits vary by employment status, age, service and salary level at retirement. The coverage provided and the extent to which the retirees share in the cost of the program vary throughout the company. The plans provide health and life insurance benefits only to those employees who retire directly from our service and not to those who terminate service prior to eligibility for retirement.

Contributions and Benefit Payments

It is our policy to fund our defined-benefit retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions, considered within our framework of capital deployment opportunities. We make discretionary and required contributions to our pension plans to provide not only for benefits attributed to service to date, but also for benefits to be earned in the future. Our required contributions are determined in accordance with IRS regulations.

The contributions to our pension plans depend on a variety of factors, including discount rates and annual returns on our plan assets. We contributed $351 to our pension plans in 2011, including a $300 voluntary contribution to our primary government pension plan. We are subject to the Pension Protection Act of 2006 (PPA). We expect higher contributions in future years under the PPA, with an increase to approximately $500 in 2012.

General Dynamics Annual Report 2011                        53

We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our post-retirement benefit plans. For non-funded plans, claims are paid as received. We contributed $31 to our other post-retirement plans in 2011 and expect to contribute approximately $27 in 2012.

We expect the following benefits to be paid from our retirement plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2012	$450	$81
2013	473	82
2014	495	83
2015	521	83
2016	547	84
2017-2021	3,212	419

Government Contract Considerations

Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense business groups. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards (CAS) and specific contractual terms. For some of these plans, the cumulative pension and post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog, we defer the excess in contracts in process on the Consolidated Balance Sheet until the cost is allocable to contracts. See Note G for discussion of our deferred contract costs. For other plans, the amount allocated to contracts and included in revenues has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the plan assets on the Consolidated Balance Sheet.

In late 2011, changes were made to the CAS to harmonize the regulations with the PPA. As a result, pension costs allocable to our contracts are expected to increase beginning in 2014 when the impact of the CAS regulations begins to take effect.

Defined-benefit Retirement Plan Summary Financial Information

Estimating retirement plan assets, liabilities and costs requires the extensive use of actuarial assumptions. These include the long-term rate of return on plan assets, the interest rate used to discount projected benefit payments, healthcare cost trend rates and future salary increases. Given the long-term nature of the assumptions being made, actual outcomes typically differ from these estimates.

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

Our annual pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits			Other Post-retirement Benefits
Year Ended December 31	2009	2010	2011	2009	2010	2011
Service cost	$203	$211	$245	$8	$10	$13
Interest cost	491	509	517	64	59	62
Expected return on plan assets	(575)	(600)	(599)	(32)	(32)	(31)
Recognized net actuarial loss (gain)	35	87	173	(6)	(5)	4
Amortization of prior service (credit) cost	(46)	(41)	(43)	1	2	6
Annual benefit cost	$108	$166	$293	$35	$34	$54

54                        General Dynamics Annual Report 2011

The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2010	2011	2010	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$(8,127)	$(9,238)	$(987)	$(1,145)
Service cost	(211)	(245)	(10)	(13)
Interest cost	(509)	(517)	(59)	(62)
Amendments	(23)	(16)	(38)	(3)
Actuarial loss	(736)	(670)	(126)	(40)
Settlement/curtailment/other	(74)	(2)	(5)	3
Benefits paid	442	446	80	81
Benefit obligation at end of year	$(9,238)	$(10,242)	$(1,145)	$(1,179)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$5,673	$6,250	$378	$389
Actual return on plan assets	622	80	28	10
Employer contributions	300	351	35	31
Settlement/curtailment/other	69	4	–	–
Benefits paid	(414)	(435)	(52)	(51)
Fair value of assets at end of year	$6,250	$6,250	$389	$379
Funded status at end of year	$(2,988)	$(3,992)	$(756)	$(800)

Amounts recognized on the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2010	2011	2010	2011
Noncurrent assets	$106	$110	$–	$–
Current liabilities	(72)	(90)	(182)	(185)
Noncurrent liabilities	(3,022)	(4,012)	(574)	(615)
Net liability recognized	$(2,988)	$(3,992)	$(756)	$(800)

Amounts deferred in AOCI consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2010	2011	2010	2011
Net actuarial loss	$3,778	$4,790	$177	$234
Prior service (credit) cost	(321)	(258)	33	30
Total amount recognized in AOCI, pretax	$3,457	$4,532	$210	$264

The following is a reconciliation of the change in AOCI for our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2010	2011	2010	2011
Net actuarial loss	$714	$1,189	$130	$61
Prior service cost	23	16	38	3
Amortization of:
Net actuarial (loss) gain from prior years	(87)	(173)	5	(4)
Prior service credit (cost)	41	40	(2)	(6)
Other*	10	3	6	–
Change in AOCI, pretax	$701	$1,075	$177	$54

* Includes foreign exchange translation adjustments.

General Dynamics Annual Report 2011                        55

The following table represents amounts deferred in AOCI on the Consolidated Balance Sheet on December 31, 2011, that we expect to recognize in our retirement benefit cost in 2012:

	Pension Benefits	Other Post-retirement Benefits
Prior service (credit) cost	$(43)	$7
Net actuarial loss	265	10

A pension plan’s funded status is the difference between the plan’s assets and its projected benefit obligation (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. A pension plan’s accumulated benefit obligation (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all defined-benefit pension plans was $8.9 billion and $9.8 billion on December 31, 2010 and 2011, respectively. On December 31, 2010 and 2011, some of our pension plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

December 31	2010	2011
Projected benefit obligation	$(8,799)	$(9,960)
Accumulated benefit obligation	(8,475)	(9,536)
Fair value of plan assets	5,799	5,969

Retirement Plan Assumptions

We calculate the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2010	2011
Pension Benefits
Discount rate	5.73%	5.22%
Rate of increase in compensation levels	2.00-9.00%	2.00-9.00%

Other Post-retirement Benefits
Discount rate	5.54%	5.13%
Healthcare cost trend rate:
Trend rate for next year	8.00%	8.00%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2016	2019

The following table summarizes the weighted average assumptions used to determine our net periodic benefit costs:

Assumptions for Year Ended December 31	2009	2010	2011
Pension Benefits
Discount rate	6.48%	6.42%	5.73%
Expected long-term rate of return on assets	8.08%	8.43%	8.37%
Rate of increase in compensation levels	2.00-9.00%	2.00-9.00%	2.00-9.00%

Other Post-retirement Benefits
Discount rate	6.79%	6.18%	5.54%
Expected long-term rate of return on assets	8.00%	8.03%	8.03%

We determine the interest rate used to discount projected benefit liabilities each year based on yields currently available on high-quality fixed-income investments with maturities consistent with the projected benefit payout period. We base the discount rate on a yield curve developed from a portfolio of high-quality corporate bonds with aggregate cash flows at least equal to the expected benefit payments and with similar timing. We determine the long-term rate of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy.

These assumptions are based on our best judgment, including consideration of current and future market conditions. Changes in these estimates impact future pension and post-retirement benefit costs. As discussed above, we defer recognition of the cumulative benefit cost for our government plans in excess of costs allocable to contracts to provide a better matching of revenues and expenses. Therefore, the impact of annual changes in financial reporting assumptions on the cost for these plans does not affect our future earnings either positively or negatively. For our commercial pension plans, the following hypothetical changes in the discount rate and expected long-term rate of return on plan assets would have had the following impact in 2011:

	Increase 25 bps	Decrease 25 bps
Increase (decrease) to net pension cost from:
Change in discount rate	$(6)	$6
Change in long-term rate of return on plan assets	(3)	3

56                        General Dynamics Annual Report 2011

A 25-basis-point change in these assumed rates would not have had a measurable impact on the benefit cost for our other commercial post-retirement plans in 2011. Assumed healthcare cost trend rates have a significant effect on the amounts reported for our healthcare plans. The effect of a one-percentage-point increase or decrease in the assumed healthcare cost trend rate on the net periodic benefit cost is $7 and ($6), respectively, and the effect on the accumulated post-retirement benefit obligation is $94 and ($78), respectively.

Plan Assets

A committee of our board of directors is responsible for the strategic oversight of our defined-benefit retirement plan assets held in trust. Management reports to the committee on a regular basis and is responsible for making all investment decisions related to retirement plan assets in compliance with the company’s policies.

Our investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. The objective of our investment policy is to generate future returns consistent with our assumed long-term rate of return used to determine our benefit obligations and net periodic benefit costs. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. At the end of 2011, our asset allocation policy ranges were:

Equities	25 - 75%
Fixed income	10 - 50%
Cash	0 - 15%
Other asset classes	0 - 20%

Over 90 percent of our pension plan assets are held in a single trust for our primary domestic government and commercial pension plans. On December 31, 2011, the trust was invested largely in publicly traded equities and fixed-income securities, but may invest in other asset classes in the future consistent with our investment policy. Our investments in equity assets include U.S. and international securities and equity funds as well as futures contracts on U.S. equity indices. Our investments in fixed-income assets include U.S. Treasury and U.S. agency securities, corporate bonds, mortgage-backed securities, futures contracts on U.S. Treasury securities for duration management purposes and international securities. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.

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

Our retirement plan assets are reported at fair value. See Note D for a discussion of the hierarchy for determining fair value. Our Level 1 assets include investments in publicly traded equity securities and commingled funds. These securities (and the underlying investments of the funds) are actively traded and valued using quoted prices for identical securities from the market exchanges. Our Level 2 assets consist of fixed-income securities and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined using valuation models that use observable inputs such as interest rates, bond yields, low-volume market quotes and quoted prices for similar assets. Our plan assets that are invested in commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying investments of the fund. We had minimal Level 3 plan assets on December 31, 2011. These investments include real estate funds, insurance deposit contracts and direct private equity investments.

General Dynamics Annual Report 2011                        57

The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2010
Cash	$ 67	$ 67	$ –	$ –
Equity securities
U.S. companies (a)	1,389	1,389	–	–
International companies	178	178	–	–
Private equity investments	5	–	–	5
Fixed-income securities
Treasury securities	136	136	–	–
Corporate bonds (b)	1,201	–	1,201	–
Asset-backed securities	127	–	127	–
Commingled funds
Equity funds	2,466	173	2,293	–
Money market funds	404	–	404	–
Fixed-income funds	147	–	147	–
Real estate funds	26	–	–	26
Commodity funds	8	–	8	–
Other investments
Insurance deposit agreements	96	–	–	96
Total pension plan assets	$ 6,250	$ 1,943	$ 4,180	$ 127

(a)	No single equity holding amounted to more than 2 percent of the total fair value.
(b)	Our corporate bond investments had an average rating of A+.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2011
Cash	$50	$50	$–	$–
Equity securities
U.S. companies (a)	1,178	1,178	–	–
International companies	84	84	–	–
Private equity investments	8	–	–	8
Fixed-income securities
Treasury securities	224	224	–	–
Corporate bonds (b)	1,585	–	1,585	–
Asset-backed securities	60	–	60	–
Commingled funds
Equity funds	2,719	224	2,495	–
Money market funds	23	–	23	–
Fixed-income funds	176	–	176	–
Real estate funds	28	–	–	28
Commodity funds	8	–	8	–
Other investments
Insurance deposit agreements	107	–	–	107
Total pension plan assets	$6,250	$1,760	$4,347	$143

(a)	No single equity holding amounted to more than 1 percent of the total fair value.
(b)	Our corporate bond investments had an average rating of A-.

The fair value of our other post-retirement plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2010
Cash	$29	$29	$–	$–
Equity securities	192	192	–	–
Fixed-income securities	53	1	52	–
Commingled funds
Money market funds	65	–	65	–
Equity funds	33	23	10	–
Fixed-income funds	12	–	12	–
Other investments
Insurance deposit agreements	5	–	–	5
Total other post-retirement plan assets	$389	$245	$139	$5

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2011
Cash	$8	$8	$–	$–
Equity securities	133	133	–	–
Fixed-income securities	61	2	59	–
Commingled funds
Money market funds	12	–	12	–
Equity funds	159	1	158	–
Fixed-income funds	6	–	6	–
Total other post-retirement plan assets	$379	$144	$235	$–

The changes in our Level 3 retirement plan assets during 2010 and 2011 were not material.

58                        General Dynamics Annual Report 2011

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

Summary financial information for each of our business groups follows:

	Revenues			Operating Earnings
Year Ended December 31	2009	2010	2011	2009	2010	2011
Aerospace	$5,171	$5,299	$5,998	$707	$860	$729
Combat Systems	9,645	8,878	8,827	1,262	1,275	1,283
Marine Systems	6,363	6,677	6,631	642	674	691
Information Systems and Technology	10,802	11,612	11,221	1,151	1,219	1,200
Corporate*	–	–	–	(87)	(83)	(77)
	$31,981	$32,466	$32,677	$3,675	$3,945	$3,826

	Revenues from U.S. Government			Identifiable Assets
Year Ended December 31	2009	2010	2011	2009	2010	2011
Aerospace	$189	$220	$171	$6,815	$6,963	$7,132
Combat Systems	7,288	6,637	6,343	9,342	9,324	10,106
Marine Systems	6,067	6,518	6,582	2,512	2,612	2,858
Information Systems and Technology	9,177	9,888	9,507	10,416	10,898	11,934
Corporate*	–	–	–	1,992	2,748	2,853
	$22,721	$23,263	$22,603	$31,077	$32,545	$34,883

	Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2009	2010	2011	2009	2010	2011
Aerospace	$112	$66	$153	$142	$133	$142
Combat Systems	104	116	90	156	162	173
Marine Systems	85	95	116	71	74	74
Information Systems and Technology	77	83	93	186	193	196
Corporate*	7	10	6	7	7	7
	$385	$370	$458	$562	$569	$592

*

Corporate operating results include our stock option expense and a portion of the operating results of our pension plans. Corporate identifiable assets include cash and equivalents from domestic operations and assets of discontinued operations.

The following table presents our revenues by geographic area based on the location of our customers:

Year Ended December 31	2009	2010	2011
North America:
United States	$26,017	$26,488	$26,401
Canada	760	854	806
Other	33	281	39
Total North America	26,810	27,623	27,246
Europe:
United Kingdom	614	802	857
Switzerland	748	648	582
Spain	529	450	405
Other	1,226	929	1,113
Total Europe	3,117	2,829	2,957
Asia/Pacific:
China	468	578	929
Other	686	537	555
Total Asia/Pacific	1,154	1,115	1,484
Africa/Middle East	637	569	672
South America	263	330	318
	$31,981	$32,466	$32,677

Our revenues from international operations were $5.5 billion in 2009, $5.4 billion in 2010 and $5.7 billion in 2011. The long-lived assets of operations located outside the United States were 8 percent of our total long-lived assets on December 31, 2010, and 6 percent on December 31, 2011.

General Dynamics Annual Report 2011                        59

R. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The fixed-rate notes described in Note J are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain of our 100-percent-owned subsidiaries (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority owned subsidiaries) and all other subsidiaries on a combined basis on December 31, 2010 and 2011, for the balance sheet, as well as the statements of earnings and cash flows for each of the three years in the period ended December 31, 2011.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS

Year Ended December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$–	$25,765	$6,216	$–	$31,981
Operating costs	9	21,143	5,200	–	26,352
General and administrative expenses	83	1,495	376	–	1,954
Operating earnings	(92)	3,127	640	–	3,675
Interest expense	(163)	(3)	(5)	–	(171)
Interest income	2	4	5	–	11
Other, net	(1)	(2)	1	–	(2)
Earnings from continuing operations before income taxes	(254)	3,126	641	–	3,513
Provision for income taxes	(35)	1,010	131	–	1,106
Discontinued operations, net of tax	–	–	(13)	–	(13)
Equity in net earnings of subsidiaries	2,613	–	–	(2,613)	–
Net earnings	$2,394	$2,116	$497	$(2,613)	$2,394

Year Ended December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$–	$26,376	$6,090	$–	$32,466
Operating costs	1	21,558	4,998	–	26,557
General and administrative expenses	82	1,497	385	–	1,964
Operating earnings	(83)	3,321	707	–	3,945
Interest expense	(164)	(2)	(1)	–	(167)
Interest income	3	3	4	–	10
Other, net	1	1	–	–	2
Earnings from continuing operations before income taxes	(243)	3,323	710	–	3,790
Provision for income taxes	(78)	1,067	173	–	1,162
Discontinued operations, net of tax	–	–	(4)	–	(4)
Equity in net earnings of subsidiaries	2,789	–	–	(2,789)	–
Net earnings	$2,624	$2,256	$533	$(2,789)	$2,624

Year Ended December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$–	$26,253	$6,424	$–	$32,677
Operating costs	(13)	21,336	5,498	–	26,821
General and administrative expenses	90	1,499	441	–	2,030
Operating earnings	(77)	3,418	485	–	3,826
Interest expense	(152)	(2)	(1)	–	(155)
Interest income	9	2	3	–	14
Other, net	5	27	1	–	33
Earnings from continuing operations before income taxes	(215)	3,445	488	–	3,718
Provision for income taxes	(43)	1,097	112	–	1,166
Discontinued operations, net of tax	–	–	(26)	–	(26)
Equity in net earnings of subsidiaries	2,698	–	–	(2,698)	–
Net earnings	$2,526	$2,348	$350	$(2,698)	$2,526

60                        General Dynamics Annual Report 2011

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,608	$–	$1,005	$–	$2,613
Accounts receivable	–	1,538	2,310	–	3,848
Contracts in process	263	3,205	1,405	–	4,873
Inventories
Work in process	–	1,090	34	–	1,124
Raw materials	–	808	157	–	965
Finished goods	–	36	33	–	69
Other current assets	143	147	404	–	694
Total current assets	2,014	6,824	5,348	–	14,186
Noncurrent assets:
Property, plant and equipment	147	4,687	1,125	–	5,959
Accumulated depreciation of PP&E	(42)	(2,448)	(498)	–	(2,988)
Intangible assets	–	1,664	1,623	–	3,287
Accumulated amortization of intangible assets	–	(920)	(375)	–	(1,295)
Goodwill	–	8,322	4,327	–	12,649
Other assets	183	172	392	–	747
Investment in subsidiaries	30,580	–	–	(30,580)	–
Total noncurrent assets	30,868	11,477	6,594	(30,580)	18,359
Total assets	$32,882	$18,301	$11,942	$(30,580)	$32,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$749	$21	$3	$–	$773
Customer advances and deposits	–	2,182	2,283	–	4,465
Other current liabilities	596	3,397	1,946	–	5,939
Total current liabilities	1,345	5,600	4,232	–	11,177
Noncurrent liabilities:
Long-term debt	2,396	29	5	–	2,430
Other liabilities	2,774	2,242	606	–	5,622
Total noncurrent liabilities	5,170	2,271	611	–	8,052
Intercompany	13,051	(13,626)	575	–	–
Shareholders’ equity:
Common stock	482	6	44	(50)	482
Other shareholders’ equity	12,834	24,050	6,480	(30,530)	12,834
Total shareholders’ equity	13,316	24,056	6,524	(30,580)	13,316
Total liabilities and shareholders’ equity	$32,882	$18,301	$11,942	$(30,580)	$32,545

General Dynamics Annual Report 2011                        61

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,530	$–	$1,119	$–	$2,649
Accounts receivable	–	1,659	2,793	–	4,452
Contracts in process	292	3,182	1,694	–	5,168
Inventories
Work in process	–	1,168	34	–	1,202
Raw materials	–	898	133	–	1,031
Finished goods	–	36	41	–	77
Other current assets	319	247	223	–	789
Total current assets	2,141	7,190	6,037	–	15,368
Noncurrent assets:
Property, plant and equipment	153	5,181	1,184	–	6,518
Accumulated depreciation of PP&E	(49)	(2,604)	(581)	–	(3,234)
Intangible assets	–	1,767	1,452	–	3,219
Accumulated amortization of intangible assets	–	(976)	(430)	–	(1,406)
Goodwill	–	9,287	4,289	–	13,576
Other assets	265	247	330	–	842
Investment in subsidiaries	33,192	–	–	(33,192)	–
Total noncurrent assets	33,561	12,902	6,244	(33,192)	19,515
Total assets	$35,702	$20,092	$12,281	$(33,192)	$34,883
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$–	$21	$2	$–	$23
Customer advances and deposits	–	2,483	2,528	–	5,011
Other current liabilities	463	3,729	1,919	–	6,111
Total current liabilities	463	6,233	4,449	–	11,145
Noncurrent liabilities:
Long-term debt	3,895	9	3	–	3,907
Other liabilities	3,443	2,541	615	–	6,599
Total noncurrent liabilities	7,338	2,550	618	–	10,506
Intercompany	14,669	(15,240)	571	–	–
Shareholders’ equity:
Common stock	482	6	44	(50)	482
Other shareholders’ equity	12,750	26,543	6,599	(33,142)	12,750
Total shareholders’ equity	13,232	26,549	6,643	(33,192)	13,232
Total liabilities and shareholders’ equity	$35,702	$20,092	$12,281	$(33,192)	$34,883

62                        General Dynamics Annual Report 2011

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2009	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(172)	$2,872	$155	$–	$2,855
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(641)	(168)	(2)	–	(811)
Capital expenditures	(7)	(297)	(81)	–	(385)
Purchases of held-to-maturity securities	(97)	–	(240)	–	(337)
Other, net	118	21	2	–	141
Net cash used by investing activities	(627)	(444)	(321)	–	(1,392)
Cash flows from financing activities:
Repayment of commercial paper, net	(904)	–	–	–	(904)
Proceeds from fixed-rate notes	747	–	–	–	747
Dividends paid	(577)	–	–	–	(577)
Other, net	(67)	(2)	(3)	–	(72)
Net cash used by financing activities	(801)	(2)	(3)	–	(806)
Net cash used by discontinued operations	–	–	(15)	–	(15)
Cash sweep/funding by parent	2,260	(2,426)	166	–	–
Net increase in cash and equivalents	660	–	(18)	–	642
Cash and equivalents at beginning of year	746	–	875	–	1,621
Cash and equivalents at end of year	$1,406	$–	$857	$–	$2,263

Year Ended December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(391)	$2,884	$493	$–	$2,986
Cash flows from investing activities:
Maturities of held-to-maturity securities	273	–	332	–	605
Purchases of held-to-maturity securities	(237)	–	(231)	–	(468)
Capital expenditures	(10)	(301)	(59)	–	(370)
Business acquisitions, net of cash acquired	–	(163)	(70)	–	(233)
Other, net	(12)	70	–	–	58
Net cash used by investing activities	14	(394)	(28)	–	(408)
Cash flows from financing activities:
Purchases of common stock	(1,185)	–	–	–	(1,185)
Repayment of fixed-rate notes	(700)	–	–	–	(700)
Dividends paid	(631)	–	–	–	(631)
Proceeds from option exercises	277	–	–	–	277
Other, net	18	(1)	(4)	–	13
Net cash used by financing activities	(2,221)	(1)	(4)	–	(2,226)
Net cash used by discontinued operations	–	–	(2)	–	(2)
Cash sweep/funding by parent	2,800	(2,489)	(311)	–	–
Net increase in cash and equivalents	202	–	148	–	350
Cash and equivalents at beginning of year	1,406	–	857	–	2,263
Cash and equivalents at end of year	$1,608	$–	$1,005	$–	$2,613

General Dynamics Annual Report 2011                        63

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(359)	$3,524	$73	$–	$3,238
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(233)	(1,327)	–	–	(1,560)
Purchases of held-to-maturity securities	(459)	–	–	–	(459)
Maturities of held-to-maturity securities	334	–	107	–	441
Capital expenditures	(6)	(381)	(71)	–	(458)
Purchases of available-for-sale securities	(274)	(99)	–	–	(373)
Other, net	246	192	(3)	–	435
Net cash used by investing activities	(392)	(1,615)	33	–	(1,974)
Cash flows from financing activities:
Proceeds from fixed-rate notes	1,497	–	–	–	1,497
Purchases of common stock	(1,468)	–	–	–	(1,468)
Repayment of fixed-rate notes	(750)	–	–	–	(750)
Dividends paid	(673)	–	–	–	(673)
Other, net	216	(20)	(3)	–	193
Net cash used by financing activities	(1,178)	(20)	(3)	–	(1,201)
Net cash used by discontinued operations	–	–	(27)	–	(27)
Cash sweep/funding by parent	1,851	(1,889)	38	–	–
Net increase in cash and equivalents	(78)	–	114	–	36
Cash and equivalents at beginning of year	1,608	–	1,005	–	2,613
Cash and equivalents at end of year	$1,530	$–	$1,119	$–	$2,649

64                        General Dynamics Annual Report 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of General Dynamics Corporation:

We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2010 and 2011, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Dynamics Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2012, expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

KPMG LLP

McLean, Virginia

February 17, 2012

General Dynamics Annual Report 2011                        65

SUPPLEMENTARY DATA

(UNAUDITED)

(Dollars in millions, except per-share amounts)	2010				2011
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q (a)
Revenues	$7,750	$8,104	$8,011	$8,601	$7,798	$7,879	$7,853	$9,147
Operating earnings	918	985	966	1,076	929	949	998	950
Earnings from continuing operations	599	651	649	729	618	666	665	603
Discontinued operations	(2)	(3)	1	–	–	(13)	(13)	–
Net earnings	597	648	650	729	618	653	652	603
Earnings per share - Basic (b):
Continuing operations	$1.56	$1.70	$1.71	$1.94	$1.66	$1.81	$1.84	$1.69
Discontinued operations	(0.01)	(0.01)	–	–	–	(0.04)	(0.03)	–
Net earnings	1.55	1.69	1.71	1.94	1.66	1.77	1.81	1.69

Earnings per share - Diluted (b):
Continuing operations	$1.54	$1.68	$1.70	$1.91	$1.64	$1.79	$1.83	$1.68
Discontinued operations	(0.01)	(0.01)	–	–	–	(0.03)	(0.03)	–
Net earnings	1.53	1.67	1.70	1.91	1.64	1.76	1.80	1.68
Market price range:
High	$78.62	$79.00	$64.60	$71.44	$78.27	$75.93	$75.81	$67.36
Low	65.30	57.68	55.46	61.51	69.45	69.20	53.95	54.72
Dividends declared	$0.42	$0.42	$0.42	$0.42	$0.47	$0.47	$0.47	$0.47

Quarterly data are based on a 13-week period. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year.

(a)	Fourth quarter of 2011 includes $111 impairment charge of the contract and program intangible asset and $78 of contract losses in our completions business in the Aerospace group.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2011. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the company’s disclosure controls and procedures were effective.

The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

66                        General Dynamics Annual Report 2011

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our evaluation we believe that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

KPMG LLP has issued an audit report on the effectiveness of our internal control over financial reporting. The KPMG report immediately follows this report.

Jay L. Johnson	L. Hugh Redd
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

General Dynamics Annual Report 2011                        67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of General Dynamics Corporation:

We have audited General Dynamics Corporation’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2010 and 2011, and the related Consolidated Statements of Earnings, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 17, 2012, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

McLean, Virginia

February 17, 2012

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

68                        General Dynamics Annual Report 2011

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Codes of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2012 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

Executive Officers of the Company

All of our executive officers are appointed annually. None of our executive officers was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions of our executives held for at least the last five years as of February 17, 2012, were as follows:

Name, Position and Office	Age

John P. Casey – Vice President of the company and President of Electric Boat Corporation since October 2003; Vice President of Electric Boat Corporation, October 1996 – October 2003	57

Gerard J. DeMuro – Executive Vice President, Information Systems and Technology, since October 2003; Vice President of the company, February 2000 – October 2003; President of General Dynamics C4 Systems, August 2001 – October 2003	56

Larry R. Flynn – Vice President of the company and President of Gulfstream Aerospace Corporation since September 2011; Vice President of the company and Senior Vice President, Marketing and Sales of Gulfstream Aerospace Corporation, July 2008 – September 2011; President, Product Support of Gulfstream Aerospace Corporation, May 2002 – June 2008	60

Gregory S. Gallopoulos – Senior Vice President, General Counsel and Secretary of the company since January 2010; Vice President and Deputy General Counsel of the company, July 2008 – January 2010; Managing Partner of Jenner & Block LLP, January 2005 – June 2008	52

David K. Heebner – Executive Vice President, Combat Systems since May 2010; Executive Vice President, Marine Systems, January 2009 – May 2010; Senior Vice President of the company, May 2002 – January 2009; President of General Dynamics Land Systems, July 2005 – October 2008; Senior Vice President, Planning and Development of the company, May 2002 – July 2005; Vice President, Strategic Planning of the company, January 2000 – May 2002	67

Robert W. Helm – Senior Vice President, Planning and Development of the company since May 2010; Vice President, Government Relations of Northrop Grumman Corporation, August 1989 – April 2010	60

Jay L. Johnson – Chairman and Chief Executive Officer of the company since May 2010; Chief Executive Officer of the company, July 2009 – May 2010; Vice Chairman of the company, September 2008 – July 2009; Executive Vice President of Dominion Resources, Inc., December 2002 – June 2008; Chief Executive Officer of Dominion Virginia Power, October 2007 – June 2008; President and Chief Executive Officer of Dominion Delivery, 2002 – 2007	65

S. Daniel Johnson – Vice President of the company and President of General Dynamics Information Technology since April 2008; Executive Vice President of General Dynamics Information Technology, July 2006 – March 2008; Executive Vice President and Chief Operating Officer of Anteon Corporation, August 2003 – June 2006	64

Kimberly A. Kuryea – Vice President and Controller of the company since September 2011; Chief Financial Officer of General Dynamics Advanced Information Systems, November 2007 – August 2011; Staff Vice President, Internal Audit of the company, March 2004 – October 2007	44

Joseph T. Lombardo – Executive Vice President, Aerospace, since April 2007; President of Gulfstream Aerospace Corporation, April 2007 – September 2011; Vice President of the company and Chief Operating Officer of Gulfstream Aerospace Corporation, May 2002 – April 2007	64

Christopher Marzilli – Vice President of the company and President of General Dynamics C4 Systems since January 2006; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 – January 2006	52

Phebe N. Novakovic – Executive Vice President, Marine Systems, since May 2010; Senior Vice President, Planning and Development of the company, July 2005 – May 2010; Vice President, Strategic Planning of the company, October 2002 – July 2005	54

Walter M. Oliver – Senior Vice President, Human Resources and Administration of the company since March 2002; Vice President, Human Resources and Administration of the company, January 2001 – March 2002	66

L. Hugh Redd – Senior Vice President and Chief Financial Officer of the company since June 2006; Vice President and Controller of General Dynamics Land Systems, January 2000 – June 2006	54

Mark C. Roualet – Vice President of the company and President of General Dynamics Land Systems since October 2008; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 – October 2008; Senior Vice President – Ground Combat Systems of General Dynamics Land Systems, March 2003 – July 2007	53

Lewis F. Von Thaer – Vice President of the company and President of General Dynamics Advanced Information Systems since March 2005; Senior Vice President, Operations of General Dynamics Advanced Information Systems, November 2003 – March 2005	51

General Dynamics Annual Report 2011                        69

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

3. Exhibits

See Index on pages 72 through 74 of this Annual Report on Form 10-K for the year ended December 31, 2011.

70                        General Dynamics Annual Report 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION

By:
Kimberly A. Kuryea
Vice President and Controller

February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 17, 2012, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Chairman, Chief Executive Officer and Director
Jay L. Johnson	(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
L. Hugh Redd	(Principal Financial Officer)

Vice President and Controller
Kimberly A. Kuryea	(Principal Accounting Officer)

* Mary T. Barra	Director

* Nicholas D. Chabraja	Director

* James S. Crown	Director

* William P. Fricks	Director

* James L. Jones	Director

* George A. Joulwan	Director

* Paul G. Kaminski	Director

* John M. Keane	Director

* Lester L. Lyles	Director

* William A. Osborn	Director

* Robert Walmsley	Director

*

By Gregory S. Gallopoulos pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

Gregory S. Gallopoulos
Senior Vice President, General Counsel and Secretary

General Dynamics Annual Report 2011                        71

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	2009	2010	2011
Balance on January 1	$98	$108	$122
Charged to costs and expenses	10	18	48
Deductions from reserves	(2)	1	(14)
Other adjustments*	2	(5)	(4)
Balance on December 31	$108	$122	$152

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

72                        General Dynamics Annual Report 2011

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

10.13*	2009 General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159045) filed with the Commission May 7, 2009)

10.14*

General Dynamics Corporation Supplemental Savings and Stock Investment Plan, amended and restated effective as of January 1, 2009 (incorporating amendments through March 31, 2011) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended April 3, 2011, filed with the Commission May 3, 2011)

10.15*

Form of Severance Protection Agreement entered into by substantially all executive officers elected prior to April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.16*

Form of Severance Protection Agreement entered into by substantially all executive officers elected on or after April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Commission February 19, 2010)

10.17*

General Dynamics Corporation Supplemental Retirement Plan, restated effective January 1, 2010 (incorporating amendments through March 31, 2011) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended April 3, 2011, filed with the Commission May 3, 2011)

10.18*	2011 Compensation Arrangements for Named Executive Officers (incorporated herein by reference from the company’s current report on Form 8-K filed with the Commission March 7, 2011)

General Dynamics Annual Report 2011                        73

INDEX TO EXHIBITS – GENERAL DYNAMICS CORPORATION

COMMISSION FILE NO. 1-3671

Exhibit Number	Description

21	Subsidiaries**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data File**

*	Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
**	Filed herewith.

74                        General Dynamics Annual Report 2011