Form 10-Q
period 2012-04-01
GENERAL DYNAMICS CORP
filed 2012-05-01
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

360,606,640 shares of the registrant’s common stock, $1 par value per share, were outstanding on April 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 3, 2011	April 1, 2012
Revenues:
Products	$5,061	$4,718
Services	2,737	2,861
	7,798	7,579
Operating costs and expenses:
Products	4,009	3,764
Services	2,351	2,420
General and administrative	509	535
	6,869	6,719
Operating earnings	929	860
Interest, net	(34)	(39)
Other, net	1	—
Earnings before income taxes	896	821
Provision for income taxes, net	278	257
Net earnings	$618	$564

Earnings per share
Basic	$1.66	$1.58
Diluted	$1.64	$1.57

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 3, 2011	April 1, 2012
Net earnings	$618	$564
Net gain on cash flow hedges	57	14
Unrealized gains on securities	—	5
Foreign currency translation adjustments	153	169
Change in retirement plans’ funded status	23	57
Other comprehensive income before tax	233	245
Provision for income tax, net	54	45
Other comprehensive income, net of tax	179	200
Comprehensive income	$797	$764

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

(Dollars in millions)	December 31, 2011	(Unaudited) April 1, 2012
ASSETS
Current assets:
Cash and equivalents	$2,649	$2,632
Accounts receivable	4,452	4,686
Contracts in process	5,168	4,929
Inventories	2,310	2,444
Other current assets	789	819
Total current assets	15,368	15,510
Noncurrent assets:
Property, plant and equipment, net	3,284	3,290
Intangible assets, net	1,813	1,783
Goodwill	13,576	13,759
Other assets	842	967
Total noncurrent assets	19,515	19,799
Total assets	$34,883	$35,309
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$23	$3
Accounts payable	2,895	2,509
Customer advances and deposits	5,011	5,299
Other current liabilities	3,216	3,142
Total current liabilities	11,145	10,953
Noncurrent liabilities:
Long-term debt	3,907	3,905
Other liabilities	6,599	6,597
Commitments and contingencies (See Note K)
Total noncurrent liabilities	10,506	10,502
Shareholders’ equity:
Common stock	482	482
Surplus	1,888	1,897
Retained earnings	18,917	19,297
Treasury stock	(5,743)	(5,710)
Accumulated other comprehensive loss	(2,312)	(2,112)
Total shareholders’ equity	13,232	13,854
Total liabilities and shareholders’ equity	$34,883	$35,309

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 3, 2011	April 1, 2012
Cash flows from operating activities:
Net earnings	$618	$564
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	85	97
Amortization of intangible assets	58	57
Stock-based compensation expense	32	35
Excess tax benefit from stock-based compensation	(15)	(21)
Deferred income tax provision	19	3
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(389)	(233)
Contracts in process	(14)	162
Inventories	(154)	(114)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(226)	(387)
Customer advances and deposits	198	205
Income taxes payable	215	188
Other current liabilities	(120)	(269)
Other, net	21	127
Net cash provided by operating activities	328	414
Cash flows from investing activities:
Purchases of held-to-maturity securities	(78)	(126)
Capital expenditures	(61)	(90)
Purchases of available-for-sale securities	(174)	(65)
Business acquisitions, net of cash acquired	—	(26)
Maturities of held-to-maturity securities	116	3
Other, net	59	40
Net cash used by investing activities	(138)	(264)
Cash flows from financing activities:
Dividends paid	(157)	(169)
Proceeds from option exercises	138	78
Purchases of common stock	(314)	(76)
Other, net	15	1
Net cash used by financing activities	(318)	(166)
Net cash used by discontinued operations	(1)	(1)
Net decrease in cash and equivalents	(129)	(17)
Cash and equivalents at beginning of period	2,613	2,649
Cash and equivalents at end of period	$2,484	$2,632
Supplemental cash flow information:
Cash payments for:
Income taxes	$55	$82
Interest	$44	$57

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share amounts or unless otherwise noted)

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Classification

The unaudited Consolidated Financial Statements include the accounts of General Dynamics Corporation and our wholly owned and majority-owned subsidiaries. We eliminate all inter-company balances and transactions in the Consolidated Financial Statements.

Consistent with defense industry practice, we classify assets and liabilities related to long-term production contracts as current, even though some of these amounts may not be realized within one year. In addition, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

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

Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended April 1, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 3, 2011, and April 1, 2012.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Revenue Recognition

We account for revenues and earnings using the percentage-of-completion method. Under this method, contract revenue and profit are recognized as the work progresses, either as the products are produced or as services are rendered. We estimate the profit on a contract as the difference between the total estimated revenue and costs to complete a contract and recognize that profit over the life of the contract. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the loss in the quarter it is identified.

We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and earnings per share) from the quarterly impact of revisions in contract estimates totaled $90 ($0.16) and $68 ($0.13) for the three-months periods ended April 3, 2011, and April 1, 2012, respectively. No revisions on any one contract were material to our Consolidated Financial Statements.

Out of Period Adjustments

In the first quarter of 2012, we recorded adjustments impacting revenues, operating costs and contracts in process that reduced earnings before income taxes by $67. These adjustments were made after completing an analysis at one of our European subsidiaries related to recognition of contract receivables and relief of inventories that determined certain transactions were not recorded properly in prior periods. After evaluating the quantitative and qualitative effects of these adjustments, individually and in the aggregate, we have concluded that their impacts on the Company’s prior periods’ and current period Consolidated Financial Statements were not material.

Subsequent Events

We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

B.	ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

In the first quarter of 2012, we acquired a fixed-base operation at Houston Hobby Airport that provides fuel, catering, maintenance, repair and overhaul services to private aircraft.

In 2011, we acquired six businesses for an aggregate of $1.6 billion, funded by cash on hand:

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

Intangible assets consisted of the following:

	December 31, 2011			April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract and program intangible assets*	$2,393	$(1,060)	$1,333	$2,401	$(1,105)	$1,296
Trade names and trademarks	477	(70)	407	495	(77)	418
Technology and software	175	(110)	65	176	(115)	61
Other intangible assets	174	(166)	8	174	(166)	8
Total intangible assets	$3,219	$(1,406)	$1,813	$3,246	$(1,463)	$1,783

* Consists of acquired backlog and probable follow-on work and related customer relationships.

The amortization lives (in years) of our intangible assets on April 1, 2012, were as follows:

	Range of Amortization Life	Weighted Average Amortization Life
Contract and program intangible assets	7-30	17
Trade names and trademarks	30	30
Technology and software	7-13	11
Other intangible assets	7-15	11
Total intangible assets		20

We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense was $58 and $57 for the three-month periods ended April 3, 2011, and April 1, 2012, respectively. We expect to record amortization expense of $225 in 2012 and over the next five years as follows:

2013	$183
2014	162
2015	156
2016	127
2017	114

The changes in the carrying amount of goodwill by reporting unit for the three months ended April 1, 2012, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2011	$2,644	$2,839	$229	$7,864	$13,576
Acquisitions (a)	13	57	—	7	77
Other (b)	65	32	—	9	106
April 1, 2012	$2,722	$2,928	$229	$7,880	$13,759

(a) Includes adjustments during the purchase price allocation period.

(b) Consists primarily of adjustments for foreign currency translation.

C.	EARNINGS AND DIVIDENDS PER SHARE

Earnings per Share

We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares. Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended
	April 3, 2011	April 1, 2012
Basic weighted average shares outstanding	372,680	356,987
Dilutive effect of stock options and restricted stock	3,683	2,373
Diluted weighted average shares outstanding	376,363	359,360

Dividends

Dividends declared per share were $0.47 and $0.51 and cash dividends paid were $157 and $169 for the three-month periods ended April 3, 2011, and April 1, 2012, respectively.

D.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2011, or April 1, 2012.

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

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2011, and April 1, 2012, and the basis for determining their fair values:

Financial assets (liabilities) (a)	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
	December 31, 2011
Marketable securities:
Available-for-sale	$70	$70	$8	$62
Held-to-maturity	178	175	—	175
Other investments	145	145	89	56
Derivatives	34	34	—	34
Long-term debt, including current portion	(3,930)	(4,199)	—	(4,199)
	April 1, 2012
Marketable securities:
Available-for-sale	$70	$70	$14	$56
Held-to-maturity	299	299	—	299
Other investments	148	148	86	62
Derivatives	65	65	—	65
Long-term debt, including current portion	(3,908)	(4,153)	—	(4,153)

(a)	We had no Level 3 financial instruments on December 31, 2011, or April 1, 2012.

(b)	Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.

E.	CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31, 2011	April 1, 2012
Contract costs and estimated profits	$18,807	$19,010
Other contract costs	959	990
	19,766	20,000
Advances and progress payments	(14,598)	(15,071)
Total contracts in process	$5,168	$4,929

Contract costs consist primarily of labor, material, overhead and general and administrative (G&A) expenses. Contract costs also may include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for these items were not material on December 31, 2011, or April 1, 2012.

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits and environmental expenses. These costs will become allocable to contracts generally after they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our contracts-in-process balance as of April 1, 2012, during the next 12 months, with the exception of these other contract costs.

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

	December 31, 2011	April 1, 2012
Work in process	$1,202	$1,310
Raw materials	1,031	1,041
Finished goods	77	84
Pre-owned aircraft	—	9
Total inventories	$2,310	$2,444

G.	DEBT

Debt consisted of the following:

		December 31, 2011	April 1, 2012
Fixed-rate notes due:	Interest Rate
May 2013	4.250%	$1,000	$1,000
February 2014	5.250%	998	998
January 2015	1.375%	499	499
August 2015	5.375%	400	400
July 2016	2.250%	499	499
July 2021	3.875%	499	499
Other	Various	35	13
Total debt		3,930	3,908
Less current portion		23	3
Long-term debt		$3,907	$3,905

Fixed-rate Notes

On April 1, 2012, we had outstanding $3.9 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. See Note N for condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.

Commercial Paper

On April 1, 2012, we had no commercial paper outstanding, but we maintain the ability to access the market. We have $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2013 and a $1 billion multi-year facility expiring in July 2016. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or in part, these credit facilities prior to their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on April 1, 2012.

H.	OTHER LIABILITIES

A summary of significant other liabilities by balance sheet caption follows:

	December 31, 2011	April 1, 2012
Salaries and wages	$845	$679
Workers’ compensation	575	565
Retirement benefits	275	282
Federal income tax payable	46	214
Deferred income taxes	131	95
Other (a)	1,344	1,307
Total other current liabilities	$3,216	$3,142
Retirement benefits	$4,627	$4,677
Customer deposits on commercial contracts	1,132	1,049
Deferred income taxes	170	201
Other (b)	670	670
Total other liabilities	$6,599	$6,597

(a)	Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b)	Consists primarily of liabilities for warranty reserves and workers’ compensation.

I.	INCOME TAXES

Deferred Tax Assets

Our net deferred tax asset was included on the Consolidated Balance Sheets as follows:

	December 31, 2011	April 1, 2012
Current deferred tax asset	$269	$163
Current deferred tax liability	(131)	(95)
Noncurrent deferred tax asset	310	358
Noncurrent deferred tax liability	(170)	(201)
Net deferred tax asset	$278	$225

Tax Uncertainties

We periodically assess our liabilities and contingencies for all periods open to examination by tax authorities based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense.

In the first quarter of 2012, we reached agreement with the Internal Revenue Service (IRS) on the examination of our federal income tax return for 2010. The resolution of this audit had no material impact on our results of operations, financial condition, cash flows or effective tax rate. With the completion of this audit, the IRS has examined all of our consolidated federal income tax returns through 2010.

We participate in the IRS’s Compliance Assurance Process, a real-time audit of our tax return. We have recorded liabilities for tax uncertainties for the years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on April 1, 2012, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Investment Risk

Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On April 1, 2012, we held $3 billion in cash and equivalents and marketable securities. Our marketable securities had an average duration of one year and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

Hedging Activities

We had notional forward exchange contracts outstanding of $4 billion on December 31, 2011, and April 1, 2012. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

	December 31, 2011	April 1, 2012
Other current assets:
Designated as cash flow hedges	$64	$68
Not designated as cash flow hedges	20	32
Other current liabilities:
Designated as cash flow hedges	(33)	(23)
Not designated as cash flow hedges	(17)	(12)
Total	$34	$65

We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2011, or April 1, 2012.

We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statements of Earnings or in other comprehensive income (OCI) within the Consolidated Statements of Comprehensive Income depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in OCI until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statements of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statements of Earnings for all derivative financial instruments, regardless of designation.

Net gains and losses recognized in earnings and OCI, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three-month periods ended April 3, 2011, and April 1, 2012. We do not expect the amount of gains and losses in OCI that will be reclassified to earnings during the next 12 months to be material.

Foreign Currency Financial Statement Translation

We translate foreign-currency balance sheets from our international business units’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCI.

We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 3, 2011, or April 1, 2012. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three months of either 2011 or 2012.

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

If, contrary to our expectations, the government prevails on its default claim and its recovery theories, the contractors could collectively be required to repay the government, on a joint and several basis, as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on April 1, 2012. This would result in a liability to us of half of the total (based upon The Boeing Company satisfying McDonnell Douglas’ obligations under the contract), or approximately $1.5 billion pretax. Our after-tax charge would be approximately $830, or $2.31 per share, which would be recorded in discontinued operations. Our after-tax cash cost would be approximately $735. We believe we have sufficient resources to satisfy our obligation if required.

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

Other

Portugal Contract. Our European Land Systems subsidiary has a contract with the Portuguese Ministry of Defense to provide 260 Pandur vehicles over the course of seven years. As a result of the economic environment impacting Portugal, we believe it is likely that our contract will be restructured, and we have begun engaging with the customer on this point. At this time, we cannot predict either the timing of a potential contract restructuring or the outcome upon our operating results or cash flows. As of April 1, 2012, we had a balance of approximately $125 in contracts in process related to this contract. Management will continue to work with the Portuguese Ministry of Defense to arrive at an acceptable resolution.

Securities and Exchange Commission (SEC) Request. On September 23, 2011, the SEC’s Division of Enforcement requested that we provide certain information, documents and records relating to accounting practices for revisions of estimates on contracts accounted for using the percentage-of-completion method. We are cooperating with the SEC staff. We cannot predict the outcome of this request.

Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion on April 1, 2012. These include letters of credit for our international subsidiaries, which are backed by available local bank credit facilities aggregating approximately $1.1 billion. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of default that would require us to satisfy these guarantees.

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

Product Warranties. We provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is generally based on the number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion (EACs). Our other warranty obligations, primarily for business-jet aircraft, are included in other current liabilities and other liabilities on the Consolidated Balance Sheets.

The changes in the carrying amount of warranty liabilities for the three-month periods ended April 3, 2011, and April 1, 2012, were as follows:

Three Months Ended	April 3, 2011	April 1, 2012
Beginning balance	$260	$293
Warranty expense	12	19
Payments	(13)	(15)
Adjustments*	(1)	(5)
Ending balance	$258	$292

* Includes reclassifications and foreign exchange translation adjustments.

L.	RETIREMENT PLANS

We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.

Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three-month periods ended April 3, 2011, and April 1, 2012, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012
Service cost	$64	$71	$4	$3
Interest cost	129	131	15	14
Expected return on plan assets	(150)	(147)	(8)	(7)
Recognized net actuarial loss	40	66	1	2
Amortization of prior service (credit) cost	(11)	(11)	1	2
Net periodic cost	$72	$110	$13	$14

Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense business groups. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards (CAS) and specific contractual terms. For some of these plans, the cumulative pension and post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog, we defer the excess in contracts in process on the Consolidated Balance Sheets until the cost is allocable to contracts. See Note E for discussion of our deferred contract costs. For other plans, the amount allocated to contracts and included in revenues has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the plan assets on the Consolidated Balance Sheets.

In late 2011, changes were made to the CAS to harmonize the regulations with the Pension Protection Act of 2006 (PPA). As a result, pension costs allocable to our contracts are expected to increase beginning in 2014 when the impact of the CAS regulations begins to take effect.

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

Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012
Aerospace	$1,353	$1,623	$230	$271
Combat Systems	1,955	1,911	277	203
Marine Systems	1,676	1,605	167	185
Information Systems and Technology	2,814	2,440	276	218
Corporate*	—	—	(21)	(17)
	$7,798	$7,579	$929	$860

* Corporate operating results primarily consists of our stock option expense.

N.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The fixed-rate notes described in Note G are fully and unconditionally guaranteed on an unsecured, joint and several basis by certain of our 100-percent-owned subsidiaries (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority owned subsidiaries) and all other subsidiaries on a combined basis.

Condensed Consolidating Statements of Earnings

Three Months Ended April 3, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,383	$1,415	$—	$7,798
Cost of sales	(3)	5,192	1,171	—	6,360
General and administrative expenses	22	375	112	—	509
Operating earnings	(19)	816	132	—	929
Interest expense	(36)	—	—	—	(36)
Interest income	2	—	—	—	2
Other, net	1	(1)	1	—	1
Earnings before income taxes	(52)	815	133	—	896
Provision for income taxes	(15)	259	34	—	278
Equity in net earnings of subsidiaries	655	—	—	(655)	—
Net earnings	$618	$556	$99	$(655)	$618
Comprehensive income	$797	$583	$232	$(815)	$797

Three Months Ended April 1, 2012
Revenues	$—	$6,297	$1,282	$—	$7,579
Cost of sales	(5)	5,084	1,105	—	6,184
General and administrative expenses	22	412	101	—	535
Operating earnings	(17)	801	76	—	860
Interest expense	(42)	—	—	—	(42)
Interest income	2	1	—	—	3
Other, net	—	—	—	—	—
Earnings before income taxes	(57)	802	76	—	821
Provision for income taxes	(18)	238	37	—	257
Equity in net earnings of subsidiaries	603	—	—	(603)	—
Net earnings	$564	$564	$39	$(603)	$564
Comprehensive income	$764	$561	$201	$(762)	$764

Condensed Consolidating Balance Sheet

December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,530	$—	$1,119	$—	$2,649
Accounts receivable	—	1,659	2,793	—	4,452
Contracts in process	292	3,182	1,694	—	5,168
Inventories
Work in process	—	1,168	34	—	1,202
Raw materials	—	898	133	—	1,031
Finished goods	—	36	41	—	77
Other current assets	319	247	223	—	789
Total current assets	2,141	7,190	6,037	—	15,368
Noncurrent assets:
Property, plant and equipment	153	5,181	1,184	—	6,518
Accumulated depreciation of PP&E	(49)	(2,604)	(581)	—	(3,234)
Intangible assets	—	1,767	1,452	—	3,219
Accumulated amortization of intangible assets	—	(976)	(430)	—	(1,406)
Goodwill	—	9,287	4,289	—	13,576
Other assets	265	247	330	—	842
Investment in subsidiaries	33,192	—	—	(33,192)	—
Total noncurrent assets	33,561	12,902	6,244	(33,192)	19,515
Total assets	$35,702	$20,092	$12,281	$(33,192)	$34,883
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$21	$2	$—	$23
Customer advances and deposits	—	2,483	2,528	—	5,011
Other current liabilities	463	3,729	1,919	—	6,111
Total current liabilities	463	6,233	4,449	—	11,145
Noncurrent liabilities:
Long-term debt	3,895	9	3	—	3,907
Other liabilities	3,443	2,541	615	—	6,599
Total noncurrent liabilities	7,338	2,550	618	—	10,506
Intercompany	14,669	(15,240)	571	—	—
Shareholders’ equity:
Common stock	482	6	44	(50)	482
Other shareholders’ equity	12,750	26,543	6,599	(33,142)	12,750
Total shareholders’ equity	13,232	26,549	6,643	(33,192)	13,232
Total liabilities and shareholders’ equity	$35,702	$20,092	$12,281	$(33,192)	$34,883

Condensed Consolidating Balance Sheet

April 1, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,800	$—	$832	$—	$2,632
Accounts receivable	—	1,718	2,968	—	4,686
Contracts in process	330	3,088	1,511	—	4,929
Inventories
Work in process	—	1,296	14	—	1,310
Raw materials	—	904	137	—	1,041
Finished goods	—	40	44	—	84
Pre-owned aircraft	—	9	—	—	9
Other current assets	317	253	249	—	819
Total current assets	2,447	7,308	5,755	—	15,510
Noncurrent assets:
Property, plant and equipment	153	5,243	1,266	—	6,662
Accumulated depreciation of PP&E	(50)	(2,675)	(647)	—	(3,372)
Intangible assets	—	1,767	1,479	—	3,246
Accumulated amortization of intangible assets	—	(1,011)	(452)	—	(1,463)
Goodwill	—	9,353	4,406	—	13,759
Other assets	360	274	333	—	967
Investment in subsidiaries	34,227	—	—	(34,227)	—
Total noncurrent assets	34,690	12,951	6,385	(34,227)	19,799
Total assets	$37,137	$20,259	$12,140	$(34,227)	$35,309
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$—	$—	$3	$—	$3
Customer advances and deposits	—	2,637	2,662	—	5,299
Other current liabilities	652	3,479	1,520	—	5,651
Total current liabilities	652	6,116	4,185	—	10,953
Noncurrent liabilities:
Long-term debt	3,896	8	1	—	3,905
Other liabilities	3,487	2,494	616	—	6,597
Total noncurrent liabilities	7,383	2,502	617	—	10,502
Intercompany	15,248	(15,703)	455	—	—
Shareholders’ equity:
Common stock	482	6	44	(50)	482
Other shareholders’ equity	13,372	27,338	6,839	(34,177)	13,372
Total shareholders’ equity	13,854	27,344	6,883	(34,227)	13,854
Total liabilities and shareholders’ equity	$37,137	$20,259	$12,140	$(34,227)	$35,309

Condensed Consolidating Statements of Cash Flows

Three Months Ended April 3, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(71)	$636	$(237)	$—	$328
Cash flows from investing activities:
Purchases of available-for-sale securities	(142)	(32)	—	—	(174)
Maturities of held-to-maturity securities	9	—	107	—	116
Other, net	(50)	(17)	(13)	—	(80)
Net cash used by investing activities	(183)	(49)	94	—	(138)
Cash flows from financing activities:
Purchases of common stock	(314)	—	—	—	(314)
Dividends paid	(157)	—	—	—	(157)
Proceeds from option exercises	138	—	—	—	138
Other, net	15	—	—	—	15
Net cash used by financing activities	(318)	—	—	—	(318)
Net cash used by discontinued operations	—	—	(1)	—	(1)
Cash sweep/funding by parent	477	(587)	110	—	—
Net decrease in cash and equivalents	(95)	—	(34)	—	(129)
Cash and equivalents at beginning of period	1,608	—	1,005	—	2,613
Cash and equivalents at end of period	$1,513	$—	$971	$—	$2,484

Three Months Ended April 1, 2012
Net cash provided by operating activities	$(72)	$607	$(121)	$—	$414
Cash flows from investing activities:
Purchases of held-to-maturity securities	(126)	—	—	—	(126)
Capital expenditures	—	(75)	(15)	—	(90)
Purchases of available-for-sale securities	(45)	(20)	—	—	(65)
Other, net	23	20	(26)	—	17
Net cash used by investing activities	(148)	(75)	(41)	—	(264)
Cash flows from financing activities:
Dividends paid	(169)	—	—	—	(169)
Proceeds from option exercises	78	—	—	—	78
Purchases of common stock	(76)	—	—	—	(76)
Other, net	21	(20)	—	—	1
Net cash used by financing activities	(146)	(20)	—	—	(166)
Net cash used by discontinued operations	—	—	(1)	—	(1)
Cash sweep/funding by parent	636	(512)	(124)	—	—
Net decrease in cash and equivalents	270	—	(287)	—	(17)
Cash and equivalents at beginning of period	1,530	—	1,119	—	2,649
Cash and equivalents at end of period	$1,800	$—	$832	$—	$2,632

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions, except per-share amounts or unless otherwise noted)

BUSINESS OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding; and communications and information technology. We operate through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. Our primary customers are the U.S. government, largely the Department of Defense; international governments around the world; and a diverse base of corporate and individual buyers of business jets. We operate in two primary markets: defense and business aviation with the majority of our revenues from contracts with the U.S. government. The following discussion should be read in conjunction with our 2011 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

Defense Business Environment

As a defense contractor, our financial performance is impacted by the allocation and prioritization of U.S. defense spending. The Budget Control Act of 2011 has two primary parts that may affect future defense spending. The first part mandates a $487 billion reduction to previously-planned defense spending over the next decade. These cuts are incorporated in the fiscal year (FY) 2013 proposed defense budget. The second part is a sequester mechanism that would impose an additional $500 billion of cuts on defense spending between FY 2013 and FY 2021 if the Congress does not identify a means to reduce the U.S. deficit by $1.2 trillion. By law, these cuts take effect at the beginning of calendar year 2013. Because these reductions are not currently part of the Defense Department’s budget, we are unable to predict exactly how they might impact funding for our programs.

RESULTS OF OPERATIONS

Introduction

We recognize the majority of our revenues using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in our Aerospace and defense business groups. An understanding of our practices is important to an evaluation of our operating results.

In the Aerospace group, contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s outfitting, which includes exterior painting and installation of customer-selected interiors. We record revenues on these contracts at two milestones: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the outfitted aircraft. Revenues in the Aerospace group’s other original equipment manufacturers (OEMs) completions and services businesses are recognized as work progresses or upon delivery of the service. Changes in revenues result from the number and mix of new aircraft deliveries (green and outfitted), progress on aircraft completions and the level of service activity during the period.

The majority of the Aerospace group’s operating costs relates to new aircraft production for firm orders and consists of labor, material and overhead costs. The costs are accumulated in production lots and recognized as operating costs at green aircraft delivery based on the estimated average unit cost in a production lot. Thus, the level of operating costs reported in a given period is based largely on the number and type of aircraft delivered. To a lesser extent, the level of operating costs is impacted by changes in the estimated average unit cost for a production lot. Operating costs in the Aerospace group’s other OEMs completions and services businesses are generally recognized as incurred.

For new aircraft, operating earnings and margins in the Aerospace group are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft and the mix of aircraft deliveries between the higher-margin large-cabin and lower-margin mid-cabin aircraft. Additional factors affecting the group’s earnings and margins include the volume and profitability of completions and services work performed, the amount and type of pre-owned aircraft sold and the level of general and administrative (G&A) costs incurred by the group, which also include selling expenses and research and development (R&D) costs.

In the defense groups, revenue on long-term government contracts is recognized as work progresses, either as products are produced or services are rendered. As a result, changes in revenues are discussed generally in terms of volume, typically measured by the level of activity on individual contracts. Year-over-year variances attributed to volume indicate increases or decreases in revenues due to changes in production or service levels and delivery schedules.

Operating costs for the defense groups consist of labor, material, subcontractor and overhead costs and are generally recognized as incurred. Variances in costs recognized from period to period primarily reflect increases and decreases in production or activity levels on individual contracts and, therefore, result largely from the same factors that drive variances in revenues.

Operating earnings and margins in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on revisions to estimates at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract or the estimated costs to complete. Therefore, changes in costs incurred in the period do not necessarily impact profitability. It is only when total estimated costs at completion change that profitability may be impacted. Contract mix refers to changes in the volume of higher- vs. lower-margin work on individual contracts and when aggregated across the contract portfolio. On an individual contract, higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).

Consolidated Overview

Three Months Ended	April 3, 2011	April 1, 2012	Variance
Revenues	$7,798	$7,579	$(219)	(2.8)%
Operating costs and expenses	6,869	6,719	(150)	(2.2)%
Operating earnings	929	860	(69)	(7.4)%
Operating margins	11.9%	11.3%

Our revenues and operating costs were down in the first quarter of 2012 compared with the prior-year period driven primarily by lower volume in the Information Systems and Technology’s tactical communications systems business. These decreases were partially offset by the Aerospace group’s green deliveries of G650 aircraft, which began in the fourth quarter of 2011. Operating earnings and margins for the first quarter of 2012 were down due to the lower volume in Information Systems and Technology and the related shift in revenues from higher margin tactical communication products to lower margin information technology services.

Product Revenues and Operating Costs

Three Months Ended	April 3, 2011	April 1, 2012	Variance
Revenues	$5,061	$4,718	$(343)	(6.8)%
Operating costs	4,009	3,764	(245)	(6.1)%

Product revenues were lower in the first quarter of 2012 compared with the prior-year period. The decrease in product revenues consisted of the following:

Tactical communication products	$(346)
Ship construction	(122)
Aircraft manufacturing, outfitting and completions	245
Other, net	(120)
Total decrease	$(343)

In the first quarter of 2012, tactical communication products revenues decreased driven by protracted customer acquisition cycles and a slower than expected transition to follow-on work on programs such as Common Hardware Systems-4 (CHS-4) and the Warfighter Information Network – Tactical (WIN-T). Revenues were also down in ship construction as the T-AKE combat-logistics ship program nears completion and the Virginia-class submarine program transitions to Block III. Offsetting these decreases were higher aircraft manufacturing, outfitting and completions revenues due to first quarter deliveries of G650 aircraft, which began in the fourth quarter of 2011.

Product operating costs were lower in the first quarter of 2012 compared with the prior-year period. The decrease in product operating costs consisted of the following:

Tactical communication products volume	$(280)
Ship construction volume	(142)
Aircraft manufacturing, outfitting and completions volume	170
Other changes, net	7
Total decrease	$(245)

As demonstrated above, the primary driver of the change in product operating costs in the first quarter of 2012 was volume. No other changes were material.

Service Revenues and Operating Costs

Three Months Ended	April 3, 2011	April 1, 2012	Variance
Revenues	$2,737	$2,861	$124	4.5%
Operating costs and expenses	2,351	2,420	69	2.9%

Service revenues increased in the first quarter of 2012 compared with the prior-year period. The increase in service revenues consisted of the following:

Ship engineering and repair	$78
Other, net	46
Total increase	$124

In the first quarter of 2012, the increase in ship engineering and repair revenues was driven by the fourth quarter 2011 acquisition of Metro Machine Corp.

Service operating costs increased in the first quarter of 2012 compared with the prior-year period. The increase in service operating costs consisted of the following:

Ship engineering and repair volume	$66
Other changes, net	3
Total increase	$69

The primary driver of the change in service operating costs in the first quarter of 2012 was volume. No other changes were material.

Other Information

G&A Expenses

As a percentage of revenues, G&A expenses were 7.1 percent in the first quarter of 2012, up from 6.5 percent in the prior-year period.

Interest Expense

Net interest expense in the first three months of 2012 was $39 compared with $34 in the same period in 2011. The increase in interest expense is largely due to the $750 million net increase in fixed-rate notes in July 2011. We expect full-year 2012 net interest expense to be approximately $155 to $160, subject to capital deployment activities during the year.

Effective Tax Rate

Our effective tax rate for the first three months of 2012 was 31.3 percent compared with 31 percent in the same period in 2011. We anticipate a full-year 2012 effective tax rate of approximately 32 percent, compared with 31.4 percent in 2011, an increase primarily due to the expiration of the R&D tax credit that Congress has not yet extended for 2012. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

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

Aerospace

Three Months Ended	April 3, 2011	April 1, 2012	Variance
Revenues	$1,353	$1,623	$270	20.0%
Operating earnings	230	271	41	17.8%
Operating margins	17.0%	16.7%
Gulfstream aircraft deliveries (in units):
Green	24	28	4	16.7%
Outfitted	24	19	(5)	(20.8)%

Operating Results

The Aerospace group’s revenues increased in the first quarter of 2012 compared to the prior-year period. The increase consisted of the following:

Aircraft manufacturing, outfitting and completions	$245
Aircraft services	25
Total increase	$270

Aircraft manufacturing, outfitting and completions revenues include Gulfstream business-jet aircraft as well as completions of aircraft produced by other OEMs. Aircraft manufacturing, outfitting and completions revenues increased in the first quarter primarily due to green deliveries of the new G650 aircraft, which began in the fourth quarter of 2011.

The growing global installed base and increased flying hours of business-jet aircraft resulted in growth in aircraft services revenues in the first quarter of 2012.

The group’s operating earnings increased in the first quarter of 2012 compared with 2011. The increase consisted of the following:

Aircraft manufacturing, outfitting and completions	$68
Aircraft services	6
Selling, general and administrative/other	(33)
Total increase	$41

Aircraft manufacturing, outfitting and completions earnings increased in the first quarter of 2012 compared with 2011 primarily due to the additional G650 green deliveries discussed above. Earnings from Jet Aviation’s completions business also increased in the first quarter as operational performance improved on narrow-and wide-body completion contracts.

Aircraft services earnings increased in the first quarter primarily due to a favorable mix of work.

Selling, general and administrative expenses were higher in the first quarter of 2012 due to the timing of supplier payments associated with Gulfstream’s R&D efforts.

The group’s operating margins decreased 30 basis points compared with the same prior-year period as higher R&D expenses offset the growth in the group’s higher-margin aircraft manufacturing business.

Outlook

We expect an increase of approximately 15 percent in the group’s revenues in 2012 compared with 2011. The increase is due to additional green deliveries and initial outfitted deliveries of the G650. We expect the Aerospace group’s margins to be in the mid-15 percent range, up from 2011 due to improved performance in Jet Aviation’s completions business and the strong first quarter performance at Gulfstream.

Combat Systems

Three Months Ended	April 3, 2011	April 1, 2012	Variance
Revenues	$1,955	$1,911	$(44)	(2.3)%
Operating earnings	277	203	(74)	(26.7)%
Operating margins	14.2%	10.6%

Operating Results

The Combat Systems group’s revenues were down in the first quarter of 2012 compared with the same period in 2011. The decrease consisted of the following:

U.S. military vehicles	$61
Weapon systems and munitions	(31)
European military vehicles	(74)
Total decrease	$(44)

Revenues were up in the group’s U.S. military vehicles business due to the December 2011 acquisition of Force Protection, Inc. Revenues were also up due to increased volume on international Abrams main battle tank and light armored vehicle (LAV) programs. These revenues were partially offset by lower volume on the domestic Stryker wheeled combat vehicle and Abrams programs consistent with our expectations.

Revenues were down in the first quarter of 2012 in the munitions business due to lower volume across several programs. The decrease in munitions revenues was partially offset by increased sales of axles in the military and commercial markets.

Revenues in the European military vehicle business decreased as work completes on the Piranha vehicle contract with the Belgian Army.

The Combat Systems group’s operating margins for the first quarter of 2012 were impacted negatively by $67 of prior period adjustments recorded at one of our subsidiaries in the European military vehicles business. For further discussion, see Note A to the unaudited Consolidated Financial Statements. Over two thirds of these adjustments contributed to lower first quarter 2012 revenues in the European military vehicles business.

Outlook

We expect the Combat Systems group’s revenues to approximate $8.5 billion in 2012. A reduction in our U.S. military vehicles business primarily due to lower volume on the Stryker, Abrams and MRAP programs will be offset partially by growth in international vehicle exports and revenues from the acquisition of Force Protection Inc. Given the impact of the first quarter operating results, we expect the group’s full-year operating margin to be in the high-13 percent range.

Marine Systems

Three Months Ended	April 3, 2011	April 1, 2012	Variance
Revenues	$1,676	$1,605	$(71)	(4.2)%
Operating earnings	167	185	18	10.8%
Operating margins	10.0%	11.5%

Operating Results

The Marine Systems group’s revenues decreased in the first quarter of 2012 compared with the same prior-year period. The decrease consisted of the following:

Navy ship construction	$(122)
Navy ship engineering, repair and other services	51
Total decrease	$(71)

The group’s U.S. Navy ship-construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and T-AKE combat-logistics and Mobile Landing Platform (MLP) auxiliary support ships. Navy ship construction revenues were down in the first quarter of 2012 primarily on lower Virginia-class submarine volume as we transition from the Block II to the Block III contract. Deliveries of the remaining 10 Virginia-class submarines under contract are scheduled through 2018, and plans published by the Navy include a request for proposals in 2012 for the next nine submarines under the program.

Volume was steady on the DDG-1000 and DDG-51 programs in the first quarter of 2012. Deliveries of the three DDG-1000 ships under contract are scheduled for 2014, 2015 and 2018. The remaining destroyer scheduled for delivery under the legacy DDG-51 multi-ship contract is scheduled for delivery in the second quarter of 2012. The two destroyers awarded under the Navy’s restart of the DDG-51 program, including one awarded in the first quarter of 2012, are scheduled for delivery in 2016 and 2017, respectively.

Volume increased on the MLP program in the first quarter of 2012 as the group continued construction on the first ship. Construction of the second ship is scheduled to begin in the second quarter of 2012. In the first quarter, the group was awarded a construction contract for the third ship in the program. Delivery of one ship per year is scheduled beginning in 2013. A fourth MLP ship was requested in the FY 2013 budget request. Activity on the group’s T-AKE program was down in 2012 as the group neared completion of the remaining two ships.

While ship-construction revenues were down from the first quarter of 2011, revenues were up on engineering and repair programs for the Navy in the first quarter of 2012. The increase in revenues was driven by the 2011 acquisition of Metro Machine Corp., a surface-ship repair operation located in Norfolk, Virginia, that, coupled with our existing capabilities, enables us to deliver maintenance and repair services to the Atlantic and Pacific fleets.

Despite the decrease in revenues, the group’s operating earnings were up in the first quarter of 2012, resulting in a 150-basis-point increase in operating margins. This margin increase was primarily due to the increase in the T-AKE profit rate as the mature program continued to experience favorable cost performance.

Outlook

We expect the Marine Systems group’s 2012 revenues to decrease slightly from 2011 because of the timing of several ship-construction programs, with operating margins expected in the high-10 percent range.

Information Systems and Technology

Three Months Ended	April 3, 2011	April 1, 2012	Variance
Revenues	$2,814	$2,440	$(374)	(13.3)%
Operating earnings	276	218	(58)	(21.0)%
Operating margins	9.8%	8.9%

Operating Results

The Information Systems and Technology group’s revenues decreased in the first quarter of 2012 compared with the same period in 2011. The decrease consisted of the following:

Tactical communication systems	$(329)
Information technology (IT) services	(1)
Intelligence, surveillance and reconnaissance (ISR) systems	(44)
Total decrease	$(374)

The decrease in revenues in the tactical communication systems business was driven by protracted customer acquisition cycles and slower than expected transition to related follow-on work in the U.S. This resulted in lower revenues in the first quarter of 2012 in key products, including encryption hardware, CHS-4 and WIN-T. In addition, over 10% of the decline in revenues was due to lower volume on the U.K.-based Bowman communications system program, which has moved into the maintenance and long-term support phase.

In the group’s IT services business, decreased volume on several large-scale IT infrastructure and support programs for the intelligence community and the Department of Defense, including the New Campus East program, was offset by increased revenues from the 2011 acquisition of Vangent, Inc.

Revenues were down in the first quarter of 2012 compared with the prior-year period in the group’s ISR business due to lower volume of optical products and on several mission integration programs.

The decrease in the group’s first quarter 2012 operating earnings resulted in a 90-basis-point decrease in operating margins. This decrease was driven by a shift in the mix of the group’s revenues to lower-margin IT services, which increased from 40 to 45 percent of the group’s total revenues. Additionally, margins were down in the tactical communications systems business in the first quarter of 2012 as a result of lower encryption products sales.

Outlook

We expect 2012 revenues in the Information Systems and Technology group to be down approximately 5 percent from 2011 due to continued award delays in our tactical communication systems business. Given the mix shift to lower-margin IT services business discussed above, the group’s operating margins are expected to decline to the mid-9 percent range in 2012.

Corporate

Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $17 in the first quarter of 2012 compared with $21 in the first quarter of 2011. We expect 2012 full-year Corporate operating costs of approximately $70.

BACKLOG

Our total backlog, including funded and unfunded portions, was $55.2 billion on April 1, 2012 compared with $57.4 billion at year-end 2011. Our backlog does not include work awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. The estimated potential contract value represents our estimate of the ultimate value we expect to receive under these arrangements. At the end of the first quarter of 2012, our estimate of this potential contract value was $27 billion, down 4 percent from year-end 2011.

The following table details the backlog and the total estimated contract value of each business group at the end of the fourth quarter of 2011 and first quarter of 2012:

December 31, 2011	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
Aerospace	$17,618	$289	$17,907	$—	$17,907
Combat Systems	10,283	1,137	11,420	3,453	14,873
Marine Systems	9,364	9,140	18,504	2,163	20,667
Information Systems and Technology	7,434	2,145	9,579	22,384	31,963
Total	$44,699	$12,711	$57,410	$28,000	$85,410

April 1, 2012
Aerospace	$16,718	$266	$16,984	$—	$16,984
Combat Systems	9,623	1,042	10,665	3,473	14,138
Marine Systems	12,261	5,754	18,015	1,199	19,214
Information Systems and Technology	7,649	1,913	9,562	22,256	31,818
Total	$46,251	$8,975	$55,226	$26,928	$82,154

Aerospace

Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Funded backlog includes the group’s newest aircraft models, the G650 and the G280, which have received provisional type certification from the Federal Aviation Administration (FAA). Full type certification is expected for both aircraft around mid-2012. In the group’s large-cabin segment, backlog remains well-positioned, with an 18- to 24-month period between customer order and delivery of in-service aircraft and approximately five years of backlog for the G650. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services.

The group ended the first quarter of 2012 with $17 billion of backlog, down from $17.9 billion at year-end 2011 as we continue to deliver on our G650 backlog. Order activity in the first quarter of 2012 was solid, but lower than the fourth quarter. Customer defaults in the quarter were down nearly 50 percent from the fourth quarter of 2011. Approximately 60 percent of the group’s orders in the first quarter of 2012 were from North American customers, with increased demand from Fortune 500 companies. In the international market, the group continued to see strong interest from customers in the Asia-Pacific region. While the installed base of aircraft is predominately in North America, international customers represented over 60 percent of the group’s backlog at the end of the first quarter.

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

Total backlog in our defense groups was $38.2 billion on April 1, 2012, down 3 percent from the fourth quarter of 2011. Total backlog decreased primarily in the Combat Systems group following significant Stryker and LAV orders in the fourth quarter of 2011. Funded backlog increased significantly during the quarter in our Marine Systems group with the funding of two Virginia-class submarines, which were previously reported in unfunded backlog. Our defense groups each received notable contract awards in the first quarter.

Combat Systems awards included the following:

•	$130 from the U.K. Ministry of Defence for the production of 100 Ocelot light patrol vehicles.

•	$40 from the U.S. Army for the production of 258 Stryker Mine Rollers.

•	$35 from the Army for munitions demilitarization.

Marine Systems awards included the following:

•	$665 from the U.S. Navy for construction of a second DDG-51 destroyer under the destroyer construction continuation program.

•	$360 from the Navy for construction of the third MLP auxiliary support ship.

Information Systems and Technology awards included the following:

•	$155 for combat and seaframe control systems on two Navy Littoral Combat Ships (LCS); options remain for six additional shipsets of equipment.

•	$80 from the U.S. Department of Education to assist in the implementation and operation of the Federal Student Aid Information Center.

•	$75 from the U.S. Air Force for networking and computing products and support under the Network-Centric Solutions (NETCENTS) program.

•	$70 from the Canadian government to provide engineering and support services.

•	An award from the U.S. Department of Energy to provide cybersecurity and cloud-computing support services. The program has a maximum potential value of $140 over four years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We ended the first quarter of 2012 with a cash balance of $2.6 billion, unchanged from the end of 2011. Our net debt, defined as debt less cash and equivalents and marketable securities, was $900 at the end of the first quarter of 2012, down $100 from $1 billion at the end of 2011. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first three months of 2011 and 2012.

Operating Activities

We generated cash from operating activities of $414 in the first three months of 2012 compared with $328 in the same period in 2011. The primary driver of cash flows in both periods was net earnings, offset in part by growth in operating working capital (OWC). The increase in OWC in the first three months of 2012 is largely due to timing of contract payments and, consistent with historical experience, expected to largely reverse by the end of the year.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on April 1, 2012. If this were the outcome, we would owe half of the total, or approximately $1.5 billion pretax. Our after-tax cash obligation would be approximately $735. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.

Investing Activities

We used $264 for investing activities in the first three months of 2012 compared with $138 in the same period in 2011. The primary uses of cash for investing activities were capital expenditures and purchases of marketable securities.

We also completed one acquisition for $26 in the first three months of 2012. We did not complete any acquisitions in the first quarter of 2011. We used cash on hand to fund this acquisition. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity.

We expect full-year capital expenditures to be approximately 2 percent of revenues, up slightly from 2011 largely due to Gulfstream’s $500 seven-year Savannah, Georgia, facilities expansion project started in 2010.

As a result of lower market interest rates, we have increased our investment in available-for-sale and held-to-maturity securities to take advantage of the additional return. We had net purchases of $148 in the first three months of 2012 compared with $77 in the first three months of 2011.

Financing Activities

Net cash used for financing activities was $166 in the three-month period ended April 1, 2012, compared with $318 in the same period in 2011. Our financing activities include payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock options exercises.

We had no commercial paper outstanding on April 1, 2012. We have $2 billion in bank credit facilities that remain available. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission. We have no material repayments of long-term debt expected until 2013.

On March 7, 2012, our board of directors declared an increased quarterly dividend of $0.51 per share – the 15th consecutive annual increase. The board had increased the quarterly dividend to $0.47 per share in March 2011.

In the first three months of 2012, we repurchased 1.4 million of our outstanding shares on the open market at an average price of $72 per share. In the first three months of 2011, we repurchased 3.1 million shares at an average price of $75 per share. On April 1, 2012, approximately 8.6 million shares remain authorized by our board of directors for repurchase – about 2 percent of our total shares outstanding.

Non-GAAP Management Metrics – Free Cash Flow

Our free cash flow from operations for the first three months of 2012 was $324, or 57 percent of earnings from continuing operations, compared with $267 and 43 percent for the same period in 2011. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management of the business.

The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows:

Three Months Ended	April 3, 2011	April 1, 2012
Net cash provided by operating activities	$328	$414
Capital expenditures	(61)	(90)
Free cash flow from operations	$267	$324
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	53%	73%
Free cash flow from operations	43%	57%

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

Application of Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions that project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings from the quarterly impact of revisions in contract estimates totaled $90 and $68 for the three-months periods ended April 3, 2011, and April 1, 2012, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements.

Other significant estimates include those related to goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations and contingencies and litigation. We make our best estimates based on historical and current experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. We believe that our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on April 1, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 1, 2012, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “should,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, operating margins, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K. These factors include, without limitation:

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

ITEM 1A. RISK FACTORS

There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(a)	Maximum Number of Shares that May Yet Be Purchased Under the Program(a)
Pursuant to Share Buyback Program
1/1/12-1/29/12	—	$—	—	10,000,000
1/30/12-2/26/12	376,460	$69.72	376,460	9,623,540
2/27/12-4/1/12	988,517	$72.54	988,517	8,635,023
Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (b)
1/1/12-1/29/12	148,886	$68.21
1/30/12-2/26/12	—	$—
2/27/12-4/1/12	—	$—

Total	1,513,863	$71.41

(a)	On October 5, 2011, with no shares remaining under a prior authorization, the board of directors authorized management to repurchase up to 10 million shares of common stock on the open market. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.
(b)	Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

We did not make any unregistered sales of equity securities in the first quarter.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6. EXHIBITS

10.1	Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan*

10.2	Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan*

10.3	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan*

10.4	Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan*

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ Kimberly A. Kuryea
Kimberly A. Kuryea
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)

Dated: May 1, 2012