Form 10-Q
period 2012-07-01
GENERAL DYNAMICS CORP
filed 2012-08-01
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

352,778,253 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 1, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 3, 2011	July 1, 2012
Revenues:
Products	$5,055	$4,987
Services	2,824	2,935
	7,879	7,922
Operating costs and expenses:
Products	4,005	3,936
Services	2,420	2,491
General and administrative	505	525
	6,930	6,952
Operating earnings	949	970
Interest, net	(31)	(37)
Other, net	41	(5)
Earnings before income taxes	959	928
Provision for income taxes, net	293	294
Earnings from continuing operations	666	634
Discontinued operations, net of tax	(13)	-
Net earnings	$653	$634

Earnings per share
Basic:
Continuing operations	$1.81	$1.79
Discontinued operations	(0.04)	-
Net earnings	$1.77	$1.79
Diluted:
Continuing operations	$1.79	$1.77
Discontinued operations	(0.03)	-
Net earnings	$1.76	$1.77

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	July 3, 2011	July 1, 2012
Revenues:
Products	$10,116	$9,705
Services	5,561	5,796
	15,677	15,501
Operating costs and expenses:
Products	8,014	7,700
Services	4,771	4,911
General and administrative	1,014	1,060
	13,799	13,671
Operating earnings	1,878	1,830
Interest, net	(65)	(76)
Other, net	42	(5)
Earnings before income taxes	1,855	1,749
Provision for income taxes, net	571	551
Earnings from continuing operations	1,284	1,198
Discontinued operations, net of tax	(13)	-
Net earnings	$1,271	$1,198

Earnings per share
Basic:
Continuing operations	$3.47	$3.37
Discontinued operations	(0.04)	-
Net earnings	$3.43	$3.37
Diluted:
Continuing operations	$3.43	$3.34
Discontinued operations	(0.03)	-
Net earnings	$3.40	$3.34

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 3, 2011	July 1, 2012
Net earnings	$653	$634
Net gain (loss) on cash flow hedges	25	(55)
Unrealized gains (losses) on securities	1	(3)
Foreign currency translation adjustments	261	(207)
Change in retirement plans’ funded status	30	64
Other comprehensive income (loss) before tax	317	(201)
Provision (benefit) for income tax, net	20	(11)
Other comprehensive income (loss), net of tax	297	(190)
Comprehensive income	$950	$444

	Six Months Ended
	July 3, 2011	July 1, 2012
Net earnings	$1,271	$1,198
Net gain (loss) on cash flow hedges	82	(41)
Unrealized gains on securities	1	2
Foreign currency translation adjustments	414	(38)
Change in retirement plans’ funded status	53	121
Other comprehensive income before tax	550	44
Provision for income tax, net	74	34
Other comprehensive income, net of tax	476	10
Comprehensive income	$1,747	$1,208

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

		(Unaudited)
(Dollars in millions)	December 31, 2011	July 1, 2012
ASSETS
Current assets:
Cash and equivalents	$2,649	$2,540
Accounts receivable	4,452	4,571
Contracts in process	5,168	4,916
Inventories	2,310	2,648
Other current assets	789	852
Total current assets	15,368	15,527
Noncurrent assets:
Property, plant and equipment, net	3,284	3,248
Intangible assets, net	1,813	1,738
Goodwill	13,576	13,762
Other assets	842	928
Total noncurrent assets	19,515	19,676
Total assets	$34,883	$35,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$23	$1,028
Accounts payable	2,895	2,559
Customer advances and deposits	5,011	5,398
Other current liabilities	3,216	3,194
Total current liabilities	11,145	12,179
Noncurrent liabilities:
Long-term debt	3,907	2,905
Other liabilities	6,599	6,457
Commitments and contingencies (See Note K)
Total noncurrent liabilities	10,506	9,362
Shareholders’ equity:
Common stock	482	482
Surplus	1,888	1,939
Retained earnings	18,917	19,751
Treasury stock	(5,743)	(6,208)
Accumulated other comprehensive loss	(2,312)	(2,302)
Total shareholders’ equity	13,232	13,662
Total liabilities and shareholders’ equity	$34,883	$35,203

   The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 3, 2011	July 1, 2012
Cash flows from operating activities:
Net earnings	$1,271	$1,198
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	172	189
Amortization of intangible assets	116	115
Stock-based compensation expense	64	69
Excess tax benefit from stock-based compensation	(21)	(22)
Deferred income tax provision	34	3
Discontinued operations, net of tax	13	-
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(385)	(110)
Contracts in process	(132)	194
Inventories	(224)	(316)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(103)	(342)
Customer advances and deposits	283	226
Other, net	(9)	(1)
Net cash provided by operating activities	1,079	1,203
Cash flows from investing activities:
Capital expenditures	(152)	(176)
Business acquisitions, net of cash acquired	-	(165)
Purchases of held-to-maturity securities	(278)	(160)
Maturities of held-to-maturity securities	221	19
Purchases of available-for-sale securities	(257)	(100)
Other, net	215	76
Net cash used by investing activities	(251)	(506)
Cash flows from financing activities:
Purchases of common stock	(1,121)	(592)
Dividends paid	(333)	(353)
Proceeds from option exercises	175	111
Other, net	(2)	28
Net cash used by financing activities	(1,281)	(806)
Net cash used by discontinued operations	(3)	-
Net decrease in cash and equivalents	(456)	(109)
Cash and equivalents at beginning of period	2,613	2,649
Cash and equivalents at end of period	$2,157	$2,540
Supplemental cash flow information:
Cash payments for:
Income taxes	$534	$506
Interest	$66	$78

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

(Dollars in millions, except per-share amounts or unless otherwise noted)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Classification. The unaudited Consolidated Financial Statements include the accounts of General Dynamics Corporation and our wholly owned and majority-owned subsidiaries. We eliminate all inter-company balances and transactions in the Consolidated Financial Statements.

Consistent with defense industry practice, we classify assets and liabilities related to long-term production contracts as current, even though some of these amounts may not be realized within one year. In addition, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.

Interim Financial Statements. The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted.

Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended July 1, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

In our opinion, the unaudited Consolidated Financial Statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 3, 2011, and July 1, 2012.

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

We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and earnings per share) from the quarterly impact of revisions in contract estimates totaled $99 ($0.19) and $186 ($0.34) for the three- and six-month periods ended July 3, 2011, and $90 ($0.17) and $158 ($0.30) for the three- and six-month periods ended July 1, 2012, respectively. In the second quarter and first half of 2012, no revisions on any one contract were material to our Consolidated Financial Statements.

Subsequent Events. We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL

In the first six months of 2012, we acquired two businesses for an aggregate of $165, funded by cash on hand:

Aerospace

•	A fixed-base operation at Houston Hobby Airport that provides fuel, catering, maintenance, repair and overhaul services to private aircraft (on February 29).

Information Systems and Technology

•	A provider of 3G and 4G Long Term Evolution (LTE) wireless broadband network equipment and solutions for public safety and military customers (on June 8).

In 2011, we acquired six businesses for an aggregate of $1.6 billion, funded by cash on hand:

Combat Systems

•	Force Protection, Inc., a provider of wheeled vehicles, survivability solutions and vehicle sustainment services for the armed forces of the United States and its allies (on December 19).

Marine Systems

•	Metro Machine Corp., a surface-ship repair business in Norfolk, Virginia, that supports the U.S. Navy fleet (on October 31).

Information Systems and Technology

•	A provider of enterprise services and cloud computing to the U.S. Department of Defense (on July 15).
•	A provider of secure wireless networking equipment for the U.S. military and other government customers (on July 22).
•	A provider of information assurance and security software (on August 12).
•	Vangent, Inc., a provider of health information technology services and business systems to federal agencies (on September 30).

The operating results of these acquisitions have been included with our reported results since their respective closing dates. The purchase prices of these acquisitions have been allocated preliminarily to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2011			July 1, 2012
Contract and program intangible assets*	$ 2,393	$ (1,060)	$ 1,333	$ 2,404	$ (1,161)	$ 1,243
Trade names and trademarks	477	(70)	407	472	(76)	396
Technology and software	175	(110)	65	209	(118)	91
Other intangible assets	174	(166)	8	174	(166)	8
Total intangible assets	$ 3,219	$ (1,406)	$ 1,813	$ 3,259	$ (1,521)	$ 1,738

* Consists of acquired backlog and probable follow-on work and related customer relationships.

    The amortization lives (in years) of our intangible assets on July 1, 2012, were as follows:

	Range of Amortization Life	Weighted Average Amortization Life
Contract and program intangible assets	7-30	17
Trade names and trademarks	30	30
Technology and software	7-13	9
Other intangible assets	7-15	11
Total intangible assets		20

We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense was $58 and $116 for the three- and six-month periods ended July 3, 2011, and $58 and $115 for the three- and six-month periods ended July 1, 2012. We expect to record amortization expense of $230 in 2012 and over the next five years as follows:

2013	$188
2014	166
2015	162
2016	132
2017	117

The changes in the carrying amount of goodwill by reporting unit for the six months ended July 1, 2012, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2011	$2,644	$2,839	$229	$7,864	$13,576
Acquisitions (a)	14	60	1	130	205
Other (b)	(22)	1	-	2	(19)
July 1, 2012	$2,636	$2,900	$230	$7,996	$13,762

(a) Includes adjustments during the purchase price allocation period.

(b) Consists primarily of adjustments for foreign currency translation.

C. EARNINGS AND DIVIDENDS PER SHARE

Earnings per Share. We compute basic earnings per share using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted earnings per share incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares and restricted stock units (RSUs). Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012

Basic weighted average shares outstanding	367,961	355,048	370,320	356,017
Dilutive effect of stock options and restricted stock/RSUs	3,456	2,325	3,569	2,349
Diluted weighted average shares outstanding	371,417	357,373	373,889	358,366

Dividends. Dividends declared per share were $0.47 and $0.94 for the three- and six-month periods ended July 3, 2011, and $0.51 and $1.02 for the three- and six-month periods ended July 1, 2012. Cash dividends paid were $176 and $333 for the three- and six-month periods ended July 3, 2011, and $184 and $353 for the three- and six-month periods ended July 1, 2012.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS

Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2011, or July 1, 2012.

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

The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2011, and July 1, 2012, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
Financial assets (liabilities) (a)	December 31, 2011
Marketable securities:
Available-for-sale	$70	$70	$8	$62
Held-to-maturity	178	175	-	175
Other investments	145	145	89	56
Derivatives	34	34	-	34
Long-term debt, including current portion	(3,930)	(4,199)	-	(4,199)

	July 1, 2012
Marketable securities:
Available-for-sale	$68	$68	$28	$40
Held-to-maturity	316	316	-	316
Other investments	146	146	84	62
Derivatives	1	1	-	1
Long-term debt, including current portion	(3,933)	(4,174)	-	(4,174)

(a) We had no Level 3 financial instruments on December 31, 2011, or July 1, 2012.

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

E. CONTRACTS IN PROCESS

Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31, 2011	July 1, 2012

Contract costs and estimated profits	$ 18,807	$ 20,022
Other contract costs	959	1,032
	19,766	21,054
Advances and progress payments	(14,598)	(16,138)
Total contracts in process	$ 5,168	$ 4,916

Contract costs consist primarily of labor, material, overhead and general and administrative (G&A) expenses. Contract costs also may include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for negotiated settlements and claims for unanticipated contract costs included in contracts in process were not material on December 31, 2011, or July 1, 2012.

Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits and environmental expenses. These costs will become allocable to contracts generally after they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our contracts-in-process balance as of July 1, 2012, during the next 12 months, with the exception of these other contract costs.

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

	December 31, 2011	July 1, 2012

Work in process	$ 1,202	$ 1,487
Raw materials	1,031	1,051
Finished goods	77	74
Pre-owned aircraft	-	36
Total inventories	$ 2,310	$ 2,648

G. DEBT

Debt consisted of the following:

		December 31, 2011	July 1, 2012

Fixed-rate notes due:	Interest Rate
May 2013	4.250%	$ 1,000	$ 1,000
February 2014	5.250%	998	998
January 2015	1.375%	499	499
August 2015	5.375%	400	400
July 2016	2.250%	499	499
July 2021	3.875%	499	499
Other	Various	35	38
Total debt		3,930	3,933
Less current portion		23	1,028
Long-term debt		$ 3,907	$ 2,905

Fixed-rate Notes. On July 1, 2012, we had outstanding $3.9 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. See Note N for condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.

Commercial Paper. On July 1, 2012, we had no commercial paper outstanding, but we maintain the ability to access the market. We have $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2013 and a $1 billion multi-year facility expiring in July 2016. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or in part, these credit facilities prior to their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on July 1, 2012.

H. OTHER LIABILITIES

A summary of significant other liabilities by balance sheet caption follows:

	December 31, 2011	July 1, 2012
Salaries and wages	$ 845	$ 771
Workers’ compensation	575	572
Retirement benefits	275	284
Deferred income taxes	131	94
Other (a)	1,390	1,473
Total other current liabilities	$ 3,216	$ 3,194

Retirement benefits	$ 4,627	$ 4,601
Customer deposits on commercial contracts	1,132	980
Deferred income taxes	170	190
Other (b)	670	686
Total other liabilities	$ 6,599	$ 6,457

(a) Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.

(b) Consists primarily of liabilities for warranty reserves and workers’ compensation.

I. INCOME TAXES

Deferred Tax Assets. Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	December 31, 2011	July 1, 2012
Current deferred tax asset	$ 269	$ 166
Current deferred tax liability	(131)	(94)
Noncurrent deferred tax asset	310	355
Noncurrent deferred tax liability	(170)	(190)

Net deferred tax asset	$ 278	$ 237

Tax Uncertainties. The Internal Revenue Service (IRS) has examined all of our consolidated federal income tax returns through 2010. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense.

We participate in the IRS’s Compliance Assurance Process, a real-time audit of our tax return. We have recorded liabilities for tax uncertainties for the years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on July 1, 2012, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

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

Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On July 1, 2012, we held $2.9 billion in cash and equivalents and marketable securities. Our marketable securities had an average duration of one year and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.

Hedging Activities. We had $4 billion in notional forward exchange contracts outstanding on December 31, 2011, and $3.5 billion on July 1, 2012. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

	December 31, 2011	July 1, 2012
Other current assets:
Designated as cash flow hedges	$ 64	$ 31
Not designated as cash flow hedges	20	26
Other current liabilities:
Designated as cash flow hedges	(33)	(41)
Not designated as cash flow hedges	(17)	(15)
Total	$ 34	$ 1

We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2011, or July 1, 2012.

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

Net gains and losses recognized in earnings and OCI, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and six-month periods ended July 3, 2011, and July 1, 2012. We do not expect the amount of gains and losses in OCI that will be reclassified to earnings during the next 12 months to be material.

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

We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 3, 2011, or July 1, 2012. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three or six months of either 2011 or 2012.

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

If, contrary to our expectations, the government prevails on its default claim and its recovery theories, the contractors could collectively be required to repay the government, on a joint and several basis, as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on July 1, 2012. This would result in a liability to us of half of the total (based upon The Boeing Company satisfying McDonnell Douglas’ obligations under the contract), or approximately $1.5 billion pretax. Our after-tax charge would be approximately $830, or $2.32 per share, which would be recorded in discontinued operations. Our after-tax cash cost would be approximately $740. We believe we have sufficient resources to satisfy our obligation if required.

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

Other

Portugal Contract. Our European Land Systems business has a contract with the Portuguese Ministry of Defense to provide 260 Pandur vehicles over the course of seven years. As a result of the economic environment impacting Portugal, we believe it is likely that our contract will be restructured, and we continue to engage with the customer. At this time, we cannot predict either the timing of a potential contract restructuring or the outcome upon our operating results or cash flows. As of July 1, 2012, we had a balance of approximately $130 in accounts receivable and contracts in process related to this contract. Management is continuing to work with the Portuguese Ministry of Defense to arrive at an acceptable resolution.

Securities and Exchange Commission (SEC) Request. On September 23, 2011, the SEC’s Division of Enforcement requested that we provide certain information, documents and records relating to accounting practices for revisions of estimates on contracts accounted for using the percentage-of-completion method. We are cooperating with the SEC staff. We cannot predict the outcome of this request.

Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.3 billion on July 1, 2012. These include letters of credit for our international subsidiaries, which are backed by available local bank credit facilities aggregating approximately $910.

From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of a material nature that would require us to satisfy these guarantees.

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

The changes in the carrying amount of warranty liabilities for the six-month periods ended July 3, 2011, and July 1, 2012, were as follows:

Six Months Ended	July 3, 2011	July 1, 2012
Beginning balance	$ 260	$ 293
Warranty expense	29	35
Payments	(25)	(35)
Adjustments*	1	(8)
Ending balance	$ 265	$ 285

     * Includes reclassifications.

L. RETIREMENT PLANS

We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.

Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three- and six-month periods ended July 3, 2011, and July 1, 2012, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
Service cost	$ 63	$ 71	$ 3	$ 3
Interest cost	130	131	15	14
Expected return on plan assets	(150)	(147)	(8)	(8)
Recognized net actuarial loss	40	66	1	3
Amortization of prior service (credit) cost	(11)	(11)	2	2
Net periodic cost	$ 72	$ 110	$ 13	$ 14

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
Service cost	$ 127	$ 142	$ 7	$ 6
Interest cost	259	262	30	28
Expected return on plan assets	(300)	(294)	(16)	(15)
Recognized net actuarial loss	80	132	2	5
Amortization of prior service (credit) cost	(22)	(22)	3	4
Net periodic cost	$ 144	$ 220	$ 26	$ 28

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

In late 2011, changes were made to the CAS to harmonize the regulations with the Pension Protection Act of 2006 (PPA). As a result, pension costs allocable to our contracts are expected to increase beginning in 2014 when the full impact of the CAS regulations begins to take effect. For certain contracts awarded prior to February 28, 2012, we are entitled to recovery of these additional pension costs from our customers. While we continue to assess the amount and timing of these costs, we expect to submit requests for equitable adjustment (REA) for these contracts in the second half of 2012.

M. BUSINESS GROUP INFORMATION

We operate in four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. We organize our business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding; and communications and information technology, respectively. We measure each group’s profit based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our business groups.

Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
Aerospace	$ 1,376	$ 1,592	$ 209	$ 257
Combat Systems	2,121	2,149	299	322
Marine Systems	1,576	1,653	161	183
Information Systems and Technology	2,806	2,528	299	226
Corporate*	-	-	(19)	(18)
	$ 7,879	$ 7,922	$ 949	$ 970

	Revenues		Operating Earnings
Six Months Ended	July 3, 2011	July 1, 2012	July 3, 2011	July 1, 2012
Aerospace	$ 2,729	$ 3,215	$ 439	$ 528
Combat Systems	4,076	4,060	576	525
Marine Systems	3,252	3,258	328	368
Information Systems and Technology	5,620	4,968	575	444
Corporate*	-	-	(40)	(35)
	$ 15,677	$ 15,501	$ 1,878	$ 1,830

  * Corporate operating results primarily consists of stock option expense.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

Three Months Ended July 3, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$-	$6,362	$1,517	$-	$7,879
Cost of sales	(2)	5,148	1,279	-	6,425
General and administrative expenses	22	375	108	-	505
Operating earnings	(20)	839	130	-	949
Interest expense	(36)	(2)	-	-	(38)
Interest income	5	1	1	-	7
Other, net	-	43	(2)	-	41
Earnings before income taxes	(51)	881	129	-	959
Provision for income taxes	(17)	264	46	-	293
Discontinued operations, net of tax	(13)	-	-	-	(13)
Equity in net earnings of subsidiaries	700	-	-	(700)	-
Net earnings	$653	$617	$83	$(700)	$653
Comprehensive income	$950	$619	$360	$(979)	$950

Three Months Ended July 1, 2012
Revenues	$-	$6,504	$1,418	$-	$7,922
Cost of sales	(4)	5,273	1,158	-	6,427
General and administrative expenses	22	397	106	-	525
Operating earnings	(18)	834	154	-	970
Interest expense	(41)	-	(1)	-	(42)
Interest income	1	2	2	-	5
Other, net	(1)	(3)	(1)	-	(5)
Earnings before income taxes	(59)	833	154	-	928
Provision for income taxes	(44)	308	30	-	294
Equity in net earnings of subsidiaries	649	-	-	(649)	-
Net earnings	$634	$525	$124	$(649)	$634
Comprehensive income	$444	$520	$(98)	$(422)	$444

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

Six Months Ended July 3, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$-	$12,745	$2,932	$-	$15,677
Cost of sales	(5)	10,340	2,450	-	12,785
General and administrative expenses	44	750	220	-	1,014
Operating earnings	(39)	1,655	262	-	1,878
Interest expense	(72)	(2)	-	-	(74)
Interest income	7	1	1	-	9
Other, net	1	42	(1)	-	42
Earnings before income taxes	(103)	1,696	262	-	1,855
Provision for income taxes	(32)	523	80	-	571
Discontinued operations, net of tax	(13)	-	-	-	(13)
Equity in net earnings of subsidiaries	1,355	-	-	(1,355)	-
Net earnings	$1,271	$1,173	$182	$(1,355)	$1,271
Comprehensive income	$1,747	$1,199	$593	$(1,792)	$1,747

Six Months Ended July 1, 2012
Revenues	$-	$12,801	$2,700	$-	$15,501
Cost of sales	(9)	10,358	2,262	-	12,611
General and administrative expenses	44	808	208	-	1,060
Operating earnings	(35)	1,635	230	-	1,830
Interest expense	(83)	-	(1)	-	(84)
Interest income	3	3	2	-	8
Other, net	(2)	(2)	(1)	-	(5)
Earnings before income taxes	(117)	1,636	230	-	1,749
Provision for income taxes	(62)	546	67	-	551
Equity in net earnings of subsidiaries	1,253	-	-	(1,253)	-
Net earnings	$1,198	$1,090	$163	$(1,253)	$1,198
Comprehensive income	$1,208	$1,086	$103	$(1,189)	$1,208

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$ 1,530	$ -	$ 1,119	$ -	$ 2,649
Accounts receivable	-	1,659	2,793	-	4,452
Contracts in process	292	3,182	1,694	-	5,168
Inventories
Work in process	-	1,168	34	-	1,202
Raw materials	-	898	133	-	1,031
Finished goods	-	36	41	-	77
Other current assets	320	247	222	-	789
Total current assets	2,142	7,190	6,036	-	15,368
Noncurrent assets:
Property, plant and equipment	153	5,181	1,184	-	6,518
Accumulated depreciation of PP&E	(49)	(2,604)	(581)	-	(3,234)
Intangible assets	-	1,767	1,452	-	3,219
Accumulated amortization of intangible assets	-	(976)	(430)	-	(1,406)
Goodwill	-	9,287	4,289	-	13,576
Other assets	10	629	203	-	842
Investment in subsidiaries	33,450	-	-	(33,450)	-
Total noncurrent assets	33,564	13,284	6,117	(33,450)	19,515
Total assets	$ 35,706	$ 20,474	$ 12,153	$ (33,450)	$ 34,883
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$ -	$ 21	$ 2	$ -	$ 23
Customer advances and deposits	-	2,483	2,528	-	5,011
Other current liabilities	537	3,729	1,845	-	6,111
Total current liabilities	537	6,233	4,375	-	11,145
Noncurrent liabilities:
Long-term debt	3,895	9	3	-	3,907
Other liabilities	3,443	2,541	615	-	6,599
Total noncurrent liabilities	7,338	2,550	618	-	10,506
Intercompany	14,599	(15,240)	641	-	-
Shareholders’ equity:
Common stock	482	6	44	(50)	482
Other shareholders’ equity	12,750	26,925	6,475	(33,400)	12,750
Total shareholders’ equity	13,232	26,931	6,519	(33,450)	13,232
Total liabilities and shareholders’ equity	$ 35,706	$ 20,474	$ 12,153	$ (33,450)	$ 34,883

CONDENSED CONSOLIDATING BALANCE SHEET

July 1, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,655	$-	$885	$-	$2,540
Accounts receivable	-	1,654	2,917	-	4,571
Contracts in process	372	3,089	1,455	-	4,916
Inventories
Work in process	-	1,472	15	-	1,487
Raw materials	-	918	133	-	1,051
Finished goods	-	33	41	-	74
Pre-owned aircraft	-	36	-	-	36
Other current assets	359	256	237	-	852
Total current assets	2,386	7,458	5,683	-	15,527
Noncurrent assets:
Property, plant and equipment	153	5,282	1,257	-	6,692
Accumulated depreciation of PP&E	(52)	(2,725)	(667)	-	(3,444)
Intangible assets	-	1,810	1,449	-	3,259
Accumulated amortization of intangible assets	-	(1,046)	(475)	-	(1,521)
Goodwill	-	9,479	4,283	-	13,762
Other assets	55	673	200	-	928
Investment in subsidiaries	34,656	-	-	(34,656)	-
Total noncurrent assets	34,812	13,473	6,047	(34,656)	19,676
Total assets	$37,198	$20,931	$11,730	$(34,656)	$35,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$1,000	$-	$28	$-	$1,028
Customer advances and deposits	-	2,924	2,474	-	5,398
Other current liabilities	647	3,590	1,516	-	5,753
Total current liabilities	1,647	6,514	4,018	-	12,179
Noncurrent liabilities:
Long-term debt	2,896	8	1	-	2,905
Other liabilities	3,393	2,456	608	-	6,457
Total noncurrent liabilities	6,289	2,464	609	-	9,362
Intercompany	15,600	(16,063)	463	-	-
Shareholders’ equity:
Common stock	482	6	44	(50)	482
Other shareholders’ equity	13,180	28,010	6,596	(34,606)	13,180
Total shareholders’ equity	13,662	28,016	6,640	(34,656)	13,662
Total liabilities and shareholders’ equity	$37,198	$20,931	$11,730	$(34,656)	$35,203

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Six Months Ended July 3, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$19	$1,230	$(170)	$-	$1,079
Cash flows from investing activities:
Purchases of held-to-maturity securities	(278)	-	-	-	(278)
Purchases of available-for-sale securities	(213)	(44)	-	-	(257)
Maturities of held-to-maturity securities	114	-	107	-	221
Other, net	78	10	(25)	-	63
Net cash used by investing activities	(299)	(34)	82	-	(251)
Cash flows from financing activities:
Purchases of common stock	(1,121)	-	-	-	(1,121)
Dividends paid	(333)	-	-	-	(333)
Other, net	196	(20)	(3)	-	173
Net cash used by financing activities	(1,258)	(20)	(3)	-	(1,281)
Net cash used by discontinued operations	(3)	-	-	-	(3)
Cash sweep/funding by parent	1,128	(1,176)	48	-	-
Net decrease in cash and equivalents	(413)	-	(43)	-	(456)
Cash and equivalents at beginning of period	1,608	-	1,005	-	2,613
Cash and equivalents at end of period	$1,195	$-	$962	$-	$2,157

Six Months Ended July 1, 2012
Net cash provided by operating activities	$(34)	$1,254	$(17)	$-	$1,203
Cash flows from investing activities:
Capital expenditures	(1)	(155)	(20)	-	(176)
Business acquisitions, net of cash acquired	-	(139)	(26)	-	(165)
Purchases of held-to-maturity securities	(160)	-	-	-	(160)
Purchases of available-for-sale securities	(64)	(36)	-	-	(100)
Other, net	60	35	-	-	95
Net cash used by investing activities	(165)	(295)	(46)	-	(506)
Cash flows from financing activities:
Purchases of common stock	(592)	-	-	-	(592)
Dividends paid	(353)	-	-	-	(353)
Proceeds from option exercises	111	-	-	-	111
Other, net	22	(20)	26	-	28
Net cash used by financing activities	(812)	(20)	26	-	(806)
Cash sweep/funding by parent	1,136	(939)	(197)	-	-
Net decrease in cash and equivalents	125	-	(234)	-	(109)
Cash and equivalents at beginning of period	1,530	-	1,119	-	2,649
Cash and equivalents at end of period	$1,655	$-	$885	$-	$2,540

(Dollars in millions, except per-share amounts or unless otherwise noted)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding; and communications and information technology. We operate through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. Our primary customers are the U.S. government, including the Department of Defense, Department of Homeland Security, the intelligence community and other civilian agencies; international governments around the world; and a diverse base of corporate and individual buyers of business jets. We operate in two primary markets, defense and business aviation, with the majority of our revenues from contracts with the U.S. government. The following discussion should be read in conjunction with our 2011 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

DEFENSE BUSINESS ENVIRONMENT

As a defense contractor, our financial performance is impacted by the allocation and prioritization of U.S. defense spending. The Budget Control Act of 2011 has two primary parts that affect future defense spending. The first part mandates a $487 billion reduction to previously-planned defense spending over the next decade. These cuts are incorporated in the fiscal year (FY) 2013 proposed defense budget. The second part is a sequester mechanism that would impose an additional $500 billion of cuts on defense spending between FY 2013 and FY 2021 if the Congress does not identify a means to reduce the U.S. deficit by $1.2 trillion. By law, these cuts take effect at the beginning of calendar year 2013. As of August 1, 2012, the Congress has not identified the required savings. Given the uncertainty regarding how the Congress will reduce the U.S. deficit and a lack of specifics on how cuts will be implemented, we are unable to predict the impact on our programs or financial outlook, including our revenues, operating earnings and margins, cash flow, orders and backlog and long-lived assets. However, funding reductions of the magnitude imposed by the sequester mechanism as written would have material operational consequences to our employee base, facilities and suppliers.

RESULTS OF OPERATIONS

INTRODUCTION

We recognize the majority of our revenues using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in our Aerospace and defense business groups. An understanding of our practices is important to an evaluation of our operating results.

In the Aerospace group, contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s outfitting, which includes exterior painting and installation of customer-selected interiors. We record revenues on these contracts at the completion of these two phases: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the outfitted aircraft. Revenues in the Aerospace group’s other original equipment manufacturers (OEMs) completions and services businesses are recognized as work progresses or upon delivery of services. Changes in revenues result from the number and mix of new aircraft deliveries (green and outfitted), progress on aircraft completions and the level of aircraft service activity during the period.

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

For new aircraft, operating earnings and margins are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft and the mix of aircraft deliveries between the higher-margin large-cabin and lower-margin mid-cabin aircraft. Additional factors affecting the group’s earnings and margins include the volume, mix and profitability of completions and services work performed, the market for pre-owned aircraft and the level of general and administrative (G&A) and research and development (R&D) costs incurred by the group.

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

CONSOLIDATED OVERVIEW

Three Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 7,879	$ 7,922	$ 43	0.5%
Operating costs and expenses	6,930	6,952	22	0.3%
Operating earnings	949	970	21	2.2%
Operating margins	12.0%	12.2%

Six Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 15,677	$ 15,501	$ (176)	(1.1)%
Operating costs and expenses	13,799	13,671	(128)	(0.9)%
Operating earnings	1,878	1,830	(48)	(2.6)%
Operating margins	12.0%	11.8%

Our revenues and operating costs were up slightly in the second quarter of 2012 compared with the prior-year period. These increases were driven primarily by the Aerospace group’s green deliveries of G650 aircraft, which commenced in the fourth quarter of 2011, but were largely offset by lower volume in the Information Systems and Technology group’s tactical communications systems business. Operating earnings and margins in the second quarter of 2012 were up due to the increased volume in the higher-margin Aerospace group, as well as favorable performance on major production programs in the Combat Systems and Marine Systems groups.

In the first half of 2012, revenues and operating costs were down as tactical communications systems volume decreases in the Information Systems and Technology group exceeded the impact of G650 aircraft revenues in the Aerospace group. Operating earnings and margins in the first half of 2012 were down due to lower volume in the Information Systems and Technology group and the shift in revenues from higher margin tactical communications products to lower margin information technology services.

PRODUCT REVENUES AND OPERATING COSTS

Three Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 5,055	$ 4,987	$ (68)	(1.3)%
Operating costs	4,005	3,936	(69)	(1.7)%

Six Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 10,116	$ 9,705	$ (411)	(4.1)%
Operating costs	8,014	7,700	(314)	(3.9)%

Product revenues were lower in the second quarter and the first six months of 2012 compared with the prior-year periods. The decrease in product revenues consisted of the following:

	Second Quarter	Six Months
Tactical communications products	$(310)	$(656)
Aircraft manufacturing, outfitting and completions	249	494
Ship construction	47	(73)
Pre-owned aircraft	(44)	(44)
Other, net	(10)	(132)
Total decrease	$(68)	$(411)

In 2012, tactical communication products revenues decreased due to protracted customer acquisition cycles and a slower than expected transition to follow-on work on several programs. Offsetting this decrease were higher aircraft manufacturing, outfitting and completions revenues due to green deliveries of G650 aircraft, which began in the fourth quarter of 2011. While ship construction revenues increased in the second quarter due to higher DDG-1000 and DDG-51 destroyer volume, revenues were down in the first half of 2012 as the T-AKE combat-logistics ship program nears completion. The Aerospace group sold no pre-owned aircraft in 2012.

Product operating costs were lower in the second quarter and first half of 2012 compared with the prior-year periods. The decrease in product operating costs consisted of the following:

	Second Quarter	Six Months
Tactical communication products volume	$(221)	$(502)
Aircraft manufacturing, outfitting and completions volume	187	378
Ship construction volume	26	(112)
Pre-owned aircraft volume	(43)	(43)
Other changes, net	(18)	(35)

Total decrease	$(69)	$(314)

As the table above demonstrates, the primary driver of the changes in product operating costs in the second quarter and first six months of 2012 was volume. No other changes were material.

SERVICE REVENUES AND OPERATING COSTS

Three Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$2,824	$2,935	$111	3.9%
Operating costs	2,420	2,491	71	2.9%

Six Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$5,561	$5,796	$235	4.2%
Operating costs	4,771	4,911	140	2.9%

Service revenues increased in the second quarter and first half of 2012 compared with the prior-year periods. The increase in service revenues consisted of the following:

	Second Quarter	Six Months
Ship engineering and repair	$43	$121
Tactical communications support	54	71
Other, net	14	43
Total increase	$111	$235

In 2012, the increase in ship engineering and repair revenues was driven by the fourth quarter 2011 acquisition of Metro Machine Corp. and higher volume on engineering work on the U.S. Navy’s next-generation ballistic-missile submarine (SSBN(X)) program. Tactical communications support revenues increased in 2012 primarily due to higher service volume on the U.K.-based Bowman communications system program, which has transitioned to maintenance and long-term support.

Service operating costs increased in the second quarter and first six months of 2012 compared with the prior-year periods. The increase in service operating costs consisted of the following:

	Second Quarter	Six Months
Ship engineering and repair volume	$ 36	$ 102
Tactical communications support volume	36	59
Other changes, net	(1)	(21)
Total increase	$ 71	$ 140

As shown above, the primary driver of the changes in service operating costs in the second quarter and first six months of 2012 was volume. No other changes were material.

OTHER INFORMATION

G&A Expenses

As a percentage of revenues, G&A expenses were 6.8 percent in the first half of 2012, up from 6.5 percent in the prior-year period.

Interest Expense

Net interest expense in the first six months of 2012 was $76 compared with $65 in the same period in 2011. The increase in interest expense is largely due to the $750 million net increase in fixed-rate notes in July 2011. We expect full-year 2012 net interest expense to be approximately $155.

Other, Net

In 2011, other income included a gain from the sale of the detection systems portion of the weapons systems business in our Combat Systems group in the second quarter. The sale resulted in a pretax gain of $38.

Effective Tax Rate

Our effective tax rate for the first six months of 2012 was 31.5 percent compared with 30.8 percent in the same period in 2011. We anticipate a full-year 2012 effective tax rate of approximately 32 percent, compared with 31.4 percent in 2011, an increase primarily due to the expiration of the R&D tax credit that Congress has not yet extended for 2012 and less income from international operations in jurisdictions with lower tax rates. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial Statements.

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

AEROSPACE

Three Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 1,376	$ 1,592	$ 216	15.7%
Operating earnings	209	257	48	23.0%
Operating margin	15.2%	16.1%

Gulfstream aircraft deliveries (in units):
Green	23	26	3	13.0%
Outfitted	22	21	(1)	(4.5)%

Six Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 2,729	$ 3,215	$ 486	17.8%
Operating earnings	439	528	89	20.3%
Operating margin	16.1%	16.4%

Gulfstream aircraft deliveries (in units):
Green	47	54	7	14.9%
Outfitted	46	40	(6)	(13.0)%

Operating Results

The Aerospace group’s revenues increased in the second quarter and first six months of 2012 compared with the prior-year periods. The increase consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$ 249	$ 494
Aircraft services	11	36
Pre-owned aircraft	(44)	(44)
Total increase	$ 216	$ 486

Aircraft manufacturing, outfitting and completions revenues include Gulfstream business-jet aircraft as well as completions of aircraft produced by other OEMs. Aircraft manufacturing, outfitting and completions revenues increased in 2012 primarily due to green deliveries of the new G650 aircraft, which began in the fourth quarter of 2011.

The growing global installed base of business-jet aircraft and increased demand for maintenance and repair work resulted in growth in aircraft services revenues in the second quarter and first six months of 2012 compared with the prior-year periods.

Pre-owned aircraft sales decreased in the second quarter and first six months of 2012. The Aerospace group sold no pre-owned aircraft in 2012 compared with two aircraft in the second quarter of 2011.

The group’s operating earnings increased in the second quarter and first six months of 2012 compared with 2011. The increase consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$ 40	$ 108
Aircraft services	(6)	-
Pre-owned aircraft	(1)	(1)
G&A/other expenses	15	(18)
Total increase	$ 48	$ 89

Aircraft manufacturing, outfitting and completions earnings increased in the second quarter and first half of 2012 compared with the prior-year periods primarily due to the additional G650 green deliveries discussed above. Earnings from Jet Aviation’s completions business also increased in 2012 as operational performance improved on narrow- and wide-body completion contracts.

Despite the increase in revenues, aircraft services earnings were down slightly in the second quarter and steady in the first six months of 2012 due to an unfavorable mix of service work and competitive market pricing.

In the first six months of 2012, G&A and other expenses were negatively impacted by higher R&D expenses. However, in the second quarter, these expenses were lower due to the timing of supplier reimbursements of R&D costs.

The group’s operating margins increased 90 and 30 basis points in the second quarter and first six months of 2012, respectively, compared with the prior year periods. The increases were driven by growth in the group’s higher-margin aircraft manufacturing business and improved operational performance in Jet Aviation’s completions business.

Outlook

We expect an increase of approximately 15 percent in the group’s revenues in 2012 compared with 2011. The expected increase is due to additional green deliveries and initial outfitted deliveries of the G650. We expect the Aerospace group’s margins to be in the mid-15 percent range, up from 2011 due to the continued strong performance at Gulfstream and improved performance in Jet Aviation’s completions business.

COMBAT SYSTEMS

Three Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 2,121	$ 2,149	$ 28	1.3%
Operating earnings	299	322	23	7.7%
Operating margins	14.1%	15.0%

Six Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 4,076	$ 4,060	$ (16)	(0.4)%
Operating earnings	576	525	(51)	(8.9)%
Operating margins	14.1%	12.9%

Operating Results

The Combat Systems group’s revenues were up in the second quarter and down slightly in the first half of 2012 compared with the prior-year periods. The change consisted of the following:

	Second Quarter	Six Months
U.S. military vehicles	$154	$215
Weapon systems and munitions	(60)	(91)
European military vehicles	(66)	(140)
Total increase (decrease)	$28	$(16)

In the second quarter and first half of 2012, revenues were up in the group’s U.S. military vehicles business, primarily due to the December 2011 acquisition of Force Protection, Inc., increased export volume on the international Abrams main battle tank and light armored vehicle (LAV) programs and the start of the technology development phase of the Army’s Ground Combat Vehicle (GCV) program. These revenues were partially offset by lower volume on the domestic Stryker wheeled combat vehicle and Abrams tank programs consistent with our expectations.

Revenues were down in 2012 in the weapons systems and munitions business due to the sale of the detection systems business in the second quarter of 2011 and lower volume across several armament and munitions programs.

In the group’s European military vehicle business, revenues were down in 2012 due to lower volume on several wheeled vehicle contracts for various international customers, including final deliveries under the Piranha vehicle contract with the Belgium Army.

The Combat Systems group’s operating margins increased 90 basis points in the second quarter of 2012 due to higher profitability on the U.S. Stryker and Abrams programs. In the first half of 2012, margins were down 120 basis points compared with 2011 due to the negative impact of $67 of prior period adjustments recorded in the first quarter of 2012 at one of our subsidiaries in the European military vehicles business.

Outlook

We expect the Combat Systems group’s revenues to approximate $8.5 billion in 2012. Lower volume in our domestic U.S. and European military vehicles businesses is expected to be mitigated by growth in international vehicle exports and revenues from the acquisition of Force Protection, Inc. Given the group’s operating results in the first half of the year, we expect the group’s full-year operating margin to approximate the mid-13 percent range.

MARINE SYSTEMS

Three Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 1,576	$ 1,653	$ 77	4.9%
Operating earnings	161	183	22	13.7%
Operating margins	10.2%	11.1%

Six Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 3,252	$ 3,258	$ 6	0.2%
Operating earnings	328	368	40	12.2%
Operating margins	10.1%	11.3%

Operating Results

Higher Marine Systems group revenues in the second quarter of 2012 drove a slight increase in the first half of 2012 revenues over the comparable 2011 periods. The increase consisted of the following:

	Second Quarter	Six Months
Navy ship construction	$47	$(73)
Navy ship engineering, repair and other services	30	79
Total increase	$77	$6

The group’s U.S. Navy ship-construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and T-AKE combat-logistics and Mobile Landing Platform (MLP) auxiliary support ships. While Virginia-class submarine volume was steady in the second quarter, revenues were down in the first half of 2012 compared with the prior-year period due to timing as the group transitions from the Block II to the Block III contract. The ninth Virginia-class submarine, Mississippi, was delivered in the second quarter of 2012 one year ahead of schedule and more than $60 below target cost. Deliveries of the remaining nine Virginia-class submarines under contract are scheduled through 2018, and plans published by the Navy include a request for proposals in 2012 for the next nine submarines under the program.

Increased volume on the DDG-1000 and DDG-51 destroyer programs in the second quarter of 2012 drove higher revenues in the first half of 2012. Deliveries of the three DDG-1000 ships under contract are scheduled for 2014, 2015 and 2018. The final destroyer under the legacy DDG-51 multi-ship contract was delivered in the second quarter of 2012. The two destroyers awarded under the Navy’s restart of the DDG-51 program, including one awarded in the first quarter of 2012, are scheduled for delivery in 2016 and 2017, respectively. We have submitted a bid for a multi-ship, multi-year contract expected to be awarded in early 2013 for nine DDG-51 ships with an option for a tenth ship.

Volume increased on the MLP program in 2012 as the group continued construction on the first ship and began construction of the second ship. The group was awarded a construction contract for the third MLP ship in the first quarter. Delivery of one ship per year is scheduled beginning in 2013. Additionally, a fourth MLP ship was included in the FY 2013 budget request. On the group’s T-AKE program, activity was down in 2012 as the program nears completion. The 13th ship, USNS Medgar Evers, was delivered in the second quarter of 2012 and delivery of the final ship is scheduled for the fourth quarter.

Revenues were up on engineering and repair programs for the Navy in 2012. The increase in revenues was driven by the 2011 acquisition of Metro Machine Corp., a surface-ship repair operation located in Norfolk, Virginia, and higher volume on engineering work on the SSBN(X) program.

Growth in operating earnings outpaced revenues, resulting in a 90- and 120-basis point increase in operating margin in the second quarter and the first half of 2012, respectively, compared with the prior-year periods. This margin increase was primarily due to an increase in the T-AKE profit rate as the mature program continued to experience favorable cost performance.

Outlook

We expect the Marine Systems group’s 2012 revenues to decrease slightly from 2011 as construction on new ship-construction programs mitigates the decline in revenues from the T-AKE program that will be completed this year. Given strong performance in the first half of the year, operating margins are expected to be in the low-11 percent range.

INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 2,806	$ 2,528	$ (278)	(9.9)%
Operating earnings	299	226	(73)	(24.4)%
Operating margins	10.7%	8.9%

Six Months Ended	July 3, 2011	July 1, 2012	Variance
Revenues	$ 5,620	$ 4,968	$ (652)	(11.6)%
Operating earnings	575	444	(131)	(22.8)%
Operating margins	10.2%	8.9%

Operating Results

The Information Systems and Technology group’s revenues decreased in the second quarter and first half of 2012 compared with the prior-year periods. The decrease consisted of the following:

	Second Quarter	Six Months
Tactical communication systems	$(256)	$(585)
Information technology (IT) services	3	2
Intelligence, surveillance and reconnaissance (ISR) systems	(25)	(69)
Total decrease	$(278)	$(652)

The decrease in revenues in the tactical communication systems business was driven by protracted U.S. customer acquisition cycles and a slower than expected transition to follow-on work on several contracts. This resulted in lower revenues in 2012 on key programs, including Common Hardware Systems (CHS) and the Warfighter Information Network – Tactical (WIN-T), and for encryption hardware products. In addition, over 10 percent of the decline in the group’s revenues in both periods was due to lower volume on the U.K.-based Bowman communications system program, which has been successfully fielded and has now moved into maintenance and long-term support.

In the group’s IT services business, revenues were steady in the second quarter and first six months of 2012 compared with the prior-year periods as decreased volume on several completed large-scale IT infrastructure and support programs for the intelligence community and the Department of Defense, including the New Campus East program, was offset by revenues from the 2011 acquisition of Vangent, Inc.

Revenues were down in 2012 compared with the prior-year periods in the group’s ISR business due to lower volume of optical products and on several mission integration programs. Demand for optical products continues to be negatively impacted by pressured defense budgets and the economic downtown.

The decrease in the group’s 2012 operating earnings resulted in a 180-basis-point decrease in operating margins in the second quarter and a 130-basis-point decrease in the first half of 2012 compared with the prior-year periods. This decrease was driven by a shift in the mix of the group’s revenues to lower-margin IT services, which increased from 40 to 45 percent of the group’s total revenues in both periods.

Outlook

We expect 2012 revenues in the Information Systems and Technology group to be down approximately 7 percent from 2011 due to continued award delays in our tactical communication systems business. Given the mix shift to lower-margin IT services business discussed above, the group’s operating margins are expected to be in the low-9 percent range in 2012.

CORPORATE

Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $18 in the second quarter of 2012 compared with $19 in the second quarter of 2011 and $35 in the first half of 2012 compared with $40 in the 2011 period. We expect 2012 full-year Corporate operating costs of approximately $70.

BACKLOG

Our total backlog, including funded and unfunded portions, was $52.4 billion on July 1, 2012, compared with $55.2 billion at the end of the first quarter of 2012. Our backlog does not include work expected to be awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. The estimated potential contract value represents our estimate of the ultimate value we expect to receive under these arrangements. At the end of the second quarter of 2012, our estimate of this potential contract value was $26.2 billion, down 3 percent from the end of the first quarter.

The following table details the backlog and the total estimated contract value of each business group at the end of the first and second quarters of 2012:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	April 1, 2012
Aerospace	$16,718	$266	$16,984	$-	$16,984
Combat Systems	9,623	1,042	10,665	3,473	14,138
Marine Systems	12,261	5,754	18,015	1,199	19,214
Information Systems and Technology	7,649	1,913	9,562	22,256	31,818
Total	$46,251	$8,975	$55,226	$26,928	$82,154

	July 1, 2012
Aerospace	$16,058	$241	$16,299	$-	$16,299
Combat Systems	8,854	905	9,759	3,090	12,849
Marine Systems	11,666	5,339	17,005	1,377	18,382
Information Systems and Technology	7,348	1,951	9,299	21,774	31,073
Total	$43,926	$8,436	$52,362	$26,241	$78,603

AEROSPACE

Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Funded backlog includes the group’s newest aircraft models, the G280 and the G650, which have received provisional type certification from the Federal Aviation Administration (FAA). The G280 has completed its FAA flight testing and the Aerospace group is working through the final stages of certification, expected before the end of 2012. Flight testing on the G650 is nearly complete. We remain on track for full type certification in the third quarter of 2012 although the exact date of type certification will be determined primarily by the FAA schedule. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services.

The group ended the second quarter of 2012 with $16.3 billion of backlog, down from $17 billion at the end of the first quarter as we deliver on our G650 backlog. An elongated order cycle related, in part, to increased global economic uncertainty resulted in lower than expected order activity in the second quarter. We expect order activity to improve in the second half of the year as we receive orders we anticipated in the first half of 2012, including several multi-aircraft orders. However, customer defaults in the quarter were at the lowest level in nearly four years. In the group’s large-cabin segment, backlog remains well-positioned with an 18- to 24-month period between customer order and delivery of in-service aircraft and approximately five years of backlog for the G650.

Approximately 60 percent of the group’s orders in the first half of 2012 were from North American customers, with strong demand from Fortune 500 companies. While the installed base of aircraft is predominantly in North America, international customers represented nearly 60 percent of the group’s backlog at the end of the second quarter.

DEFENSE GROUPS

The total backlog for our defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included only firm contracts at the amounts we believe are likely to receive funding.

Total backlog in our defense groups was $36.1 billion on July 1, 2012, down 6 percent from the first quarter. Backlog decreased in each of our defense groups, most significantly in the Marine Systems group, which typically has significant variations in quarterly order intake and received significant DDG-51 and MLP orders in the first quarter, and the Combat Systems group, which expects several significant contract awards in the second half of 2012, including Abrams modernization and international tank export programs.

Our defense groups each received notable contract awards in the quarter.

Combat Systems awards included the following:

—	$270 from the U.S. Army for the production of Hydra-70 rockets.
—	$170 from the Army to upgrade Abrams tanks to the M1A2 System Enhancement Package (SEP) configuration and for continued technical support on the program.
—	$115 from the Army for the double-V-hull conversion of 49 previously-delivered Stryker vehicles and contractor logistics support.

Marine Systems awards included the following:

—	$125 from the U.S. Navy for Advanced Nuclear Plant Studies (ANPS) in support of development of the SSBN(X).
—	$80 from the Navy for long-lead funding for the construction of the first Virginia-class submarine under Block IV of the program.
—	$65 from the Navy for planning yard services for the DDG-51 guided missile destroyer and FFG-7 Oliver Hazard Perry-class frigate programs.

Information Systems and Technology awards included the following:

—	$80 for support of the Trident missile D5 life-extension program, which extends the life of existing missiles by replacing and upgrading obsolete components.

—	$80 for the Army’s Warfighter Field Operations Customer Support (FOCUS) program to provide support for live, virtual and constructive training operations.
—	$65 from the Army for production of Prophet Enhanced tactical signals intelligence systems.
—	$55 for the Battlefield Information Collection and Exploitation System (BICES) project to provide coordinated intelligence gathering among NATO and other allies.
—	$30 from the Army under the Range Radar Replacement Program (RRRP) to develop modernized instrumentation radars at U.S Army test ranges.
—

An award from the Centers for Medicare & Medicaid Services (CMS) to combine the Coordination of Benefits and the Medicare Secondary Payer systems. The program has a maximum potential value of $100 over 5 years.

—

An IDIQ contract from the Federal Aviation Administration to deliver radios that allow air traffic control personnel to communicate with aircraft. The program has a maximum potential value of $365 over 10 years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

We ended the second quarter of 2012 with a cash balance of $2.5 billion, down $109 from the end of 2011. Our net debt, defined as debt less cash and equivalents and marketable securities, was $1 billion at the end of the second quarter of 2012, unchanged from the end of 2011. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first half of 2011 and 2012.

OPERATING ACTIVITIES

We generated cash from operating activities of $1.2 billion in the first half of 2012 compared with $1.1 billion in the same period in 2011. The primary driver of cash flows in both periods was net earnings. Cash from operating activities in the first half of 2012 also includes approximately $100 of contributions to our pension plans.

As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on July 1, 2012. If this were the outcome, we would owe half of the total, or approximately $1.5 billion pretax. Our after-tax cash obligation would be approximately $740. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.

INVESTING ACTIVITIES

We used $506 for investing activities in the first six months of 2012 compared with $251 in the same period in 2011. The primary uses of cash for investing activities were acquisitions, capital expenditures and purchases of marketable securities.

We completed two acquisitions for $165 in the first half of 2012. We did not complete any acquisitions in the first six months of 2011. We used cash on hand to fund these acquisitions. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity. We also announced the acquisition of the Ship Repair and Coatings Division of Earl Industries, an

East Coast ship repair company that supports the U.S. Navy fleet in Norfolk, Virginia, and Mayport, Florida. The acquisition closed in the third quarter of 2012.

We expect full-year capital expenditures to be approximately 2 percent of revenues, up slightly from 2011 largely due to Gulfstream’s $500 seven-year Savannah, Georgia, facilities expansion project started in 2010.

As a result of lower market interest rates that have decreased the return on our cash balances, we have continued our investment in available-for-sale and held-to-maturity securities to take advantage of additional return generated by these investments. We had net purchases of $165 in the first half of 2012 compared with $190 in the first six months of 2011.

In 2011, investing activities also included proceeds from the second quarter sale of the detections systems portion of the weapons systems business in our Combat Systems group.

FINANCING ACTIVITIES

Net cash used for financing activities was $806 in the six-month period ended July 1, 2012, compared with $1.3 billion in the same period in 2011. Our financing activities include payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock options exercises.

We had no commercial paper outstanding on July 1, 2012. We have $2 billion in bank credit facilities that remain available. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission. The next material repayment of long-term debt is $1 billion of fixed-rate notes scheduled to mature in May 2013. As we approach the maturity date, we will determine whether to repay these notes with cash on hand or refinance the obligation. See Note G to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.

On March 7, 2012, our board of directors declared an increased quarterly dividend of $0.51 per share – the 15th consecutive annual increase. The board had increased the quarterly dividend to $0.47 per share in March 2011.

In the first six months of 2012, we repurchased 9.1 million of our outstanding shares on the open market at an average price of $66 per share. In the first half of 2011, we repurchased 14.2 million shares at an average price of $73 per share. On July 1, 2012, approximately 10.9 million shares remain authorized by our board of directors for repurchase – about 3 percent of our total shares outstanding.

NON-GAAP MANAGEMENT METRICS – FREE CASH FLOW

Our free cash flow from operations for the first six months of 2012 was $1 billion, or 86 percent of earnings from continuing operations, compared with $927 and 72 percent for the same period in 2011. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management of the business.

The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statements of Cash Flows:

Six Months Ended	July 3, 2011	July 1, 2012
Net cash provided by operating activities	$1,079	$1,203
Capital expenditures	(152)	(176)
Free cash flow from operations	$927	$1,027
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	84%	100%
Free cash flow from operations	72%	86%

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

Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions that project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and earnings per share) from the quarterly impact of revisions in contract estimates totaled $99 ($0.19) and $186 ($0.34) for the three- and six-months periods ended July 3, 2011, including the revision in estimate on the Marine Systems’ T-AKE contract discussed in the second quarter of 2011. The net increase in our operating earnings (and earnings per share) totaled $90 ($0.17) and $158 ($0.31) for the three- and six-month periods ended July 1, 2012, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first half of 2012.

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

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on July 1, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 1, 2012, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “should,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, operating margins, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K. These factors include, without limitation:

•	general U.S. and international political and economic conditions;
•	decreases in U.S. government defense spending or changing priorities within the defense budget;
•	termination or restructuring of government contracts due to unilateral government action;
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

Other than the revision to the following risk factor concerning risks relating to the U.S. government’s defense budget, we do not believe there are any material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

We depend on the U.S. government for a significant portion of our revenues. More than two-thirds of our revenues are from the U.S. government. U.S. defense spending has been driven by perceived threats to national security. While the country has been under an elevated threat level for the past decade, competing demands for federal funds could pressure all areas of spending. A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated, which would impact our financial performance.

The Budget Control Act of 2011 has two primary parts that affect future defense spending. The first part mandates a $487 billion reduction to previously-planned defense spending over the next decade. These cuts are incorporated in the fiscal year (FY) 2013 proposed defense budget. The second part is a sequester mechanism that would impose an additional $500 billion of cuts on defense spending between FY 2013 and FY 2021 if the Congress does not identify a means to reduce the U.S. deficit by $1.2 trillion. By law, these cuts take effect at the beginning of calendar year 2013. As of August 1, 2012, the Congress has not identified the required savings. Given the uncertainty regarding how the Congress will reduce the U.S. deficit and a lack of specifics on how cuts will be implemented, we are unable to predict the impact on our programs or financial outlook, including our revenues, operating earnings and margins, cash flow, orders and backlog and long-lived assets. However, funding reductions of the magnitude imposed by the sequester mechanism as written would have material operational consequences to our employee base, facilities and suppliers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our second quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares that May Yet Be Purchased Under the Program (a)
Pursuant to Share Buyback Program

4/2/12-4/29/12	-	$-	-	8,635,023
4/30/12-5/27/12	4,447,975	$66.04	4,447,975	4,187,048
5/28/12-7/1/12	3,312,300	$63.44	3,312,300	10,874,748
Total	7,760,275	$64.93

(a) On June 7, 2012, with 2.4 million shares remaining under a prior authorization, the board of directors authorized management to repurchase an additional 10 million shares of common stock on the open market. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.

We did not make any unregistered sales of equity securities in the second quarter.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6.	EXHIBITS

10.1*

General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-181124), filed with the Securities and Exchange Commission May 3, 2012)

10.2*	Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan**

10.3*	Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan**

10.4*	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan**

10.5*	Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan**

10.6*

Retirement Agreement dated June 6, 2012, between Jay L. Johnson and General Dynamics Corporation (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission June 6, 2012)

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

* Indicates a management contract or compensatory plan or arrangement.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION

by	/s/ Kimberly A. Kuryea
Kimberly A. Kuryea Vice President and Controller (Authorized Officer and Chief Accounting Officer)

Dated: August 1, 2012