Form 10-Q
period 2012-09-30
GENERAL DYNAMICS CORP
filed 2012-10-30
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ✓ Accelerated Filer __ Non-Accelerated Filer __ Smaller Reporting Company ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
353,069,806 shares of the registrant’s common stock, $1 par value per share, were outstanding on September 30, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	October 2, 2011	September 30, 2012
Revenues:
Products	$5,070	$4,967
Services	2,783	2,967
	7,853	7,934
Operating costs and expenses:
Products	3,991	4,012
Services	2,372	2,507
General and administrative	492	510
	6,855	7,029
Operating earnings	998	905
Interest, net	(38)	(39)
Other, net	(8)	(3)
Earnings before income taxes	952	863
Provision for income taxes, net	287	263
Earnings from continuing operations	665	600
Discontinued operations, net of tax	(13)	—
Net earnings	$652	$600

Earnings per share
Basic:
Continuing operations	$1.84	$1.71
Discontinued operations	(0.03)	—
Net earnings	$1.81	$1.71
Diluted:
Continuing operations	$1.83	$1.70
Discontinued operations	(0.03)	—
Net earnings	$1.80	$1.70
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	October 2, 2011	September 30, 2012
Revenues:
Products	$15,186	$14,672
Services	8,344	8,763
	23,530	23,435
Operating costs and expenses:
Products	12,005	11,712
Services	7,143	7,418
General and administrative	1,506	1,570
	20,654	20,700
Operating earnings	2,876	2,735
Interest, net	(103)	(115)
Other, net	34	(8)
Earnings before income taxes	2,807	2,612
Provision for income taxes, net	858	814
Earnings from continuing operations	1,949	1,798
Discontinued operations, net of tax	(26)	—
Net earnings	$1,923	$1,798

Earnings per share
Basic:
Continuing operations	$5.31	$5.08
Discontinued operations	(0.07)	—
Net earnings	$5.24	$5.08
Diluted:
Continuing operations	$5.26	$5.04
Discontinued operations	(0.07)	—
Net earnings	$5.19	$5.04
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	October 2, 2011	September 30, 2012
Net earnings	$652	$600
Net gain (loss) on cash flow hedges	(146)	7
Unrealized gains (losses) on securities	(2)	5
Foreign currency translation adjustments	(475)	129
Change in retirement plans' funded status	40	56
Other comprehensive income (loss) before tax	(583)	197
Provision (benefit) for income tax, net	(102)	52
Other comprehensive income (loss), net of tax	(481)	145
Comprehensive income	$171	$745

	Nine Months Ended
(Dollars in millions, except per-share amounts)	October 2, 2011	September 30, 2012
Net earnings	$1,923	$1,798
Net loss on cash flow hedges	(64)	(34)
Unrealized gains (losses) on securities	(1)	7
Foreign currency translation adjustments	(61)	91
Change in retirement plans' funded status	93	177
Other comprehensive income (loss) before tax	(33)	241
Provision (benefit) for income tax, net	(28)	86
Other comprehensive income (loss), net of tax	(5)	155
Comprehensive income	$1,918	$1,953
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

		(Unaudited)
(Dollars in millions)	December 31, 2011	September 30, 2012
ASSETS
Current assets:
Cash and equivalents	$2,649	$2,874
Accounts receivable	4,452	4,339
Contracts in process	5,168	5,031
Inventories	2,310	2,661
Other current assets	789	688
Total current assets	15,368	15,593
Noncurrent assets:
Property, plant and equipment, net	3,284	3,345
Intangible assets, net	1,813	1,734
Goodwill	13,576	13,986
Other assets	842	845
Total noncurrent assets	19,515	19,910
Total assets	$34,883	$35,503
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$23	$1,001
Accounts payable	2,895	2,540
Customer advances and deposits	5,011	5,523
Other current liabilities	3,216	3,129
Total current liabilities	11,145	12,193
Noncurrent liabilities:
Long-term debt	3,907	2,924
Other liabilities	6,599	6,114
Commitments and contingencies (See Note K)
Total noncurrent liabilities	10,506	9,038
Shareholders' equity:
Common stock	482	482
Surplus	1,888	1,971
Retained earnings	18,917	20,170
Treasury stock	(5,743)	(6,194)
Accumulated other comprehensive loss	(2,312)	(2,157)
Total shareholders' equity	13,232	14,272
Total liabilities and shareholders' equity	$34,883	$35,503
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 2, 2011	September 30, 2012
Cash flows from operating activities:
Net earnings	$1,923	$1,798
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	259	286
Amortization of intangible assets	176	172
Stock-based compensation expense	96	104
Excess tax benefit from stock-based compensation	(22)	(24)
Deferred income tax provision	63	53
Discontinued operations, net of tax	26	—
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(143)	139
Contracts in process	(252)	91
Inventories	(346)	(340)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(171)	(368)
Customer advances and deposits	(7)	257
Other current and noncurrent liabilities	(257)	(184)
Other, net	(129)	(77)
Net cash provided by operating activities	1,216	1,907
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,143)	(426)
Capital expenditures	(273)	(286)
Purchases of held-to-maturity securities	(428)	(260)
Sales of held-to-maturity securities	—	211
Maturities of held-to-maturity securities	322	54
Purchases of available-for-sale securities	(350)	(201)
Maturities of available-for-sale securities	227	96
Other, net	188	144
Net cash used by investing activities	(1,457)	(668)
Cash flows from financing activities:
Purchases of common stock	(1,449)	(602)
Dividends paid	(504)	(533)
Proceeds from option exercises	186	121
Proceeds from fixed-rate notes	1,497	—
Repayment of fixed-rate notes	(750)	—
Net proceeds from commercial paper	200	—
Other, net	(6)	2
Net cash used by financing activities	(826)	(1,012)
Net cash used by discontinued operations	(6)	(2)
Net increase (decrease) in cash and equivalents	(1,073)	225
Cash and equivalents at beginning of period	2,613	2,649
Cash and equivalents at end of period	$1,540	$2,874
Supplemental cash flow information:
Cash payments for:
Income taxes	$804	$805
Interest	$112	$135
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
In our opinion, the unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended October 2, 2011, and September 30, 2012.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Revenue Recognition. We account for revenues and earnings using the percentage-of-completion method. Under this method, contract costs and revenues are recognized as the work progresses, either as the products are produced or as services are rendered. We estimate the profit on a contract as the difference between the total estimated revenue and costs to complete a contract and recognize that profit over the life of the contract. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the loss in the quarter it is identified.
We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and earnings per share) from the quarterly impact of revisions in contract estimates totaled $113 ($0.22) and $299 ($0.56) for the three- and nine-months periods ended October 2, 2011, and $45 ($0.09) and $203 ($0.39) for the three- and nine-months periods ended September 30, 2012, respectively. In the third quarter and first nine months of 2012, no revisions on any one contract were material to our Consolidated Financial Statements.
Subsequent Events. We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
In the first nine months of 2012, we acquired six businesses for an aggregate of $426, funded by cash on hand:
Aerospace

•	A fixed-base operator at Houston Hobby Airport that provides fuel, catering, maintenance, repair and overhaul services to private aircraft (on February 29).
Combat Systems

•	The defense operations of Gayston Corporation, a business that supplies precision metal components used in several munitions program (on August 27).
Marine Systems

•	The Ship Repair and Coatings Division of Earl Industries, an East Coast ship-repair company that supports the U.S. Navy fleet in Norfolk, Virginia and Mayport, Florida (on July 31).
Information Systems and Technology

•	IPWireless, Inc., a provider of 3G and 4G Long Term Evolution (LTE) wireless broadband network equipment and solutions for public safety and military customers (on June 8).

•
Open Kernel Labs, Inc., a provider of virtualization software for securing wireless communications, applications and content for mobile devices and automotive in-vehicle infotainment systems (on August 17).

•	Fidelis Security Systems, Inc., a company that provides cyber security tools that offer real-time network visibility, analysis and control (on August 27).
In 2011, we acquired six businesses for an aggregate of $1.6 billion, funded by cash on hand:
Combat Systems

•	Force Protection, Inc., a provider of wheeled vehicles, survivability solutions and vehicle sustainment services for the armed forces of the United States and its allies (on December 19).
Marine Systems

•	Metro Machine Corp., a surface-ship repair business in Norfolk, Virginia, that supports the U.S. Navy fleet (on October 31).
Information Systems and Technology

•	A provider of enterprise services and cloud computing to the U.S. Department of Defense (on July 15).

•	A provider of secure wireless networking equipment for the U.S. military and other government customers (on July 22).

•	A provider of information assurance and security software (on August 12).

•	Vangent, Inc., a provider of health information technology services and business systems to federal agencies (on September 30).
The operating results of these acquisitions have been included with our reported results since their respective closing dates. The purchase prices of these acquisitions have been allocated preliminarily to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2011			September 30, 2012
Contract and program intangible assets*	$2,393	$(1,060)	$1,333	$2,407	$(1,207)	$1,200
Trade names and trademarks	477	(70)	407	481	(80)	401
Technology and software	175	(110)	65	251	(125)	126
Other intangible assets	174	(166)	8	174	(167)	7
Total intangible assets	$3,219	$(1,406)	$1,813	$3,313	$(1,579)	$1,734
* Consists of acquired backlog and probable follow-on work and related customer relationships.
The amortization lives (in years) of our intangible assets on September 30, 2012, were as follows:

	Range of	Weighted Average
	Amortization Life	Amortization Life
Contract and program intangible assets	7-30	17
Trade names and trademarks	30	30
Technology and software	7-13	9
Other intangible assets	7-15	11
Total intangible assets		19
We amortize intangible assets on a straight-line basis unless the pattern of usage of the benefits indicates an alternate method is more representative of the usage of the asset. Amortization expense was $60 and $176 for the three- and nine-month periods ended October 2, 2011, and $57 and $172 for the three- and nine-month periods ended September 30, 2012. We expect to record amortization expense of $231 in 2012 and over the next five years as follows:

2013	$196
2014	173
2015	168
2016	140
2017	124

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2012, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2011	$2,644	$2,839	$229	$7,864	$13,576
Acquisitions (a)	14	87	38	227	366
Other (b)	(5)	40	1	8	44
September 30, 2012	$2,653	$2,966	$268	$8,099	$13,986

(a)	Includes adjustments during the purchase price allocation period.

(b)	Consists primarily of adjustments for foreign currency translation.

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

	Three Months Ended		Nine Months Ended
	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
Basic weighted average shares outstanding	359,710	350,470	366,783	354,168
Dilutive effect of stock options and restricted stock/RSUs	3,175	2,356	3,438	2,351
Diluted weighted average shares outstanding	362,885	352,826	370,221	356,519
Dividends. Dividends declared per share were $0.47 and $1.41 for the three- and nine-month periods ended October 2, 2011, and $0.51 and $1.53 for the three- and nine-month periods ended September 30, 2012. Cash dividends paid were $171 and $504 for the three- and nine-month periods ended October 2, 2011, and $180 and $533 for the three- and nine-month periods ended September 30, 2012.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2011, or September 30, 2012.
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
The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt (commercial paper) on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2011, and September 30, 2012, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2011
Marketable securities:
Available-for-sale	$70	$70	$8	$62
Held-to-maturity	178	175	—	175
Other investments	145	145	89	56
Derivatives	34	34	—	34
Long-term debt, including current portion	(3,930)	(4,199)	—	(4,199)

	September 30, 2012
Marketable securities:
Available-for-sale	$7	$7	$—	$7
Held-to-maturity (c)	170	170	—	170
Other investments	150	150	95	55
Derivatives	16	16	—	16
Long-term debt, including current portion	(3,925)	(4,160)	—	(4,160)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2011, or September 30, 2012.
(c)We sold $211 of held-to-maturity securities in the first nine months of 2012. The net carrying amount of these securities on the date of sale was $210.

E. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31, 2011	September 30, 2012
Contract costs and estimated profits	$18,807	$20,550
Other contract costs	959	1,074
	19,766	21,624
Advances and progress payments	(14,598)	(16,593)
Total contracts in process	$5,168	$5,031

Contract costs consist primarily of labor, material, overhead and general and administrative (G&A) expenses. Contract costs also may include estimated contract recoveries for matters such as contract changes, negotiated settlements and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for negotiated settlements and claims for unanticipated contract costs included in contracts in process were not material on December 31, 2011, or September 30, 2012.
Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits and environmental expenses. These costs will become allocable to contracts generally after they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. We expect to bill substantially all of our contracts-in-process balance as of September 30, 2012, during the next 12 months, with the exception of these other contract costs.

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

	December 31, 2011	September 30, 2012
Work in process	$1,202	$1,457
Raw materials	1,031	1,065
Finished goods	77	82
Pre-owned aircraft	—	57
Total inventories	$2,310	$2,661

G. DEBT
Debt consisted of the following:

		December 31, 2011	September 30, 2012
Fixed-rate notes due:	Interest Rate
May 2013	4.250%	$1,000	$1,000
February 2014	5.250%	998	999
January 2015	1.375%	499	499
August 2015	5.375%	400	400
July 2016	2.250%	499	500
July 2021	3.875%	499	499
Other	Various	35	28
Total debt		3,930	3,925
Less current portion		23	1,001
Long-term debt		$3,907	$2,924

Fixed-rate Notes. On September 30, 2012, we had outstanding $3.9 billion aggregate principal amount of fixed-rate notes. The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. See Note N for condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
Commercial Paper. On September 30, 2012, we had no commercial paper outstanding, but we maintain the ability to access the market. We have $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2013 and a $1 billion multi-year facility expiring in July 2016. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or in part, these credit facilities prior to their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on September 30, 2012.

H. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	December 31, 2011	September 30, 2012
Salaries and wages	$845	$794
Workers' compensation	575	570
Retirement benefits	275	283
Deferred income taxes	131	134
Other (a)	1,390	1,348
Total other current liabilities	$3,216	$3,129

Retirement benefits	$4,627	$4,328
Customer deposits on commercial contracts	1,132	895
Deferred income taxes	170	178
Other (b)	670	713
Total other liabilities	$6,599	$6,114
(a)Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation.

I. INCOME TAXES
Deferred Tax Assets. Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	December 31, 2011	September 30, 2012
Current deferred tax asset	$269	$43
Current deferred tax liability	(131)	(134)
Noncurrent deferred tax asset	310	390
Noncurrent deferred tax liability	(170)	(178)
Net deferred tax asset	$278	$121

Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The Internal Revenue Service (IRS) has examined all of our consolidated federal income tax returns through 2010.
We participate in the IRS’s Compliance Assurance Process, a real-time audit of our tax return. We have recorded liabilities for tax uncertainties for the years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.
Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on September 30, 2012, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

J. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We do not use derivatives for trading or speculative purposes.
Foreign Currency Risk. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Otherwise, we enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts, designed to offset and minimize our risk. The one year average maturity of these instruments matches the duration of the activities that are at risk.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On September 30, 2012, we held $3.1 billion in cash and equivalents and marketable securities. Our marketable securities had an average duration of two months and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.
Hedging Activities. We had $4 billion in notional forward exchange contracts outstanding on December 31, 2011, and $3 billion on September 30, 2012. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

	December 31, 2011	September 30, 2012
Other current assets:
Designated as cash flow hedges	$64	$33
Not designated as cash flow hedges	20	34
Other current liabilities:
Designated as cash flow hedges	(33)	(35)
Not designated as cash flow hedges	(17)	(16)
Total	$34	$16
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2011, or September 30, 2012.
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
Net gains and losses recognized in earnings and OCI, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and nine-month periods ended October 2, 2011, and September 30, 2012. We do not expect the amount of gains and losses in OCI that will be reclassified to earnings during the next 12 months to be material.
Foreign Currency Financial Statement Translation. We translate foreign-currency balance sheets from our international business units’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and earnings statements at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCI.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ income statements into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended October 2, 2011, or September 30, 2012. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three or nine months of either 2011 or 2012.

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
If, contrary to our expectations, the government prevails on its default claim and its recovery theories, the contractors could collectively be required to repay the government, on a joint and several basis, as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on September 30, 2012. This would result in a liability to us of half of the total (based upon The Boeing Company satisfying McDonnell Douglas’ obligations under the contract), or approximately $1.5 billion pretax. Our after-tax charge would be approximately $835, or $2.37 per share, which would be recorded in discontinued operations. Our after-tax cash cost would be approximately $740. We believe we have sufficient resources to satisfy our obligation if required.

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
Other
Portugal Program. Our European Land Systems business has a contract with the Portuguese Ministry of National Defense to provide 260 Pandur vehicles over the course of seven years. We have been engaging with the customer regarding a potential restructuring of the contract.  Recently, the Minister of National Defense stated publicly that he intends to terminate the program based upon a breach of the contract. We have not been officially notified of any such termination or breach, nor do we believe that we are in breach of the contract. To protect our rights under the contract, we have filed a demand for arbitration. We cannot predict at this time whether the contract will be restructured or terminated or the results of the arbitration proceeding. Further, we cannot predict when the matter will be resolved or the outcome it may have on our operating results or cash flows.  As of September 30, 2012, we had a balance of approximately $130 in accounts receivable and contracts in process related to this contract.
Securities and Exchange Commission (SEC) Request. On September 23, 2011, the SEC’s Division of Enforcement requested that we provide certain information, documents and records relating to accounting practices for revisions of estimates on contracts accounted for using the percentage-of-completion method. We are cooperating with the SEC staff. We cannot predict the outcome of this request.
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.3 billion on September 30, 2012. These include letters of credit for our international subsidiaries, which are backed by available local bank credit facilities aggregating approximately $830. From time to time in the ordinary course of business, we guarantee the payment or performance obligations of our subsidiaries arising under certain contracts. We are aware of no event of a material nature that would require us to satisfy these guarantees.
Government Contracts. As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties, and compensatory and treble damages. We believe the outcome of such ongoing government disputes and investigations will not have a material impact on our results of operations, financial condition or cash flows.
In the performance of our contracts, we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based upon the circumstances, we periodically will file a claim or a request for equitable adjustment (REA). In some cases, these requests are disputed by our customer. We believe our outstanding modifications and other claims will be resolved without material impact to our results of operations, financial condition or cash flows.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 2, 2011, and September 30, 2012, were as follows:

Nine Months Ended	October 2, 2011	September 30, 2012
Beginning balance	$260	$293
Warranty expense	45	60
Payments	(44)	(47)
Adjustments*	—	(5)
Ending balance	$261	$301
* Includes reclassifications.

L. RETIREMENT PLANS
We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.
Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three- and nine-month periods ended October 2, 2011, and September 30, 2012, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
Service cost	$64	$71	$3	$3
Interest cost	129	131	16	15
Expected return on plan assets	(150)	(147)	(8)	(7)
Recognized net actuarial loss	40	66	1	2
Amortization of prior service (credit) cost	(11)	(11)	1	2
Net periodic cost	$72	$110	$13	$15

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
Service cost	$191	$213	$10	$9
Interest cost	388	393	46	43
Expected return on plan assets	(450)	(441)	(24)	(22)
Recognized net actuarial loss	120	198	3	7
Amortization of prior service (credit) cost	(33)	(33)	4	6
Net periodic cost	$216	$330	$39	$43
Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense business groups. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards (CAS) and specific contractual terms. For some of these plans, the cumulative pension and post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog and probable follow-on contracts, we defer the excess in contracts in process on the Consolidated Balance Sheets until the cost is allocable to contracts. See Note E for discussion of our deferred contract costs. For other plans, the amount allocated to contracts and included in revenues has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the plan assets on the Consolidated Balance Sheets.
In late 2011, changes were made to the CAS to harmonize the regulations with the Pension Protection Act of 2006 (PPA). As a result, pension costs allocable to our contracts are expected to increase beginning in 2014 when the full impact of the CAS regulations begins to take effect. For certain contracts awarded prior to February 27, 2012, we are entitled to recovery of these additional pension costs from our customers. We expect to submit REAs of approximately $170 for these contracts in the fourth quarter of 2012.

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
Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
Aerospace	$1,412	$1,836	$217	$261
Combat Systems	2,140	1,956	319	274
Marine Systems	1,621	1,670	173	186
Information Systems and Technology	2,680	2,472	310	201
Corporate*	—	—	(21)	(17)
	$7,853	$7,934	$998	$905

	Revenues		Operating Earnings
Nine Months Ended	October 2, 2011	September 30, 2012	October 2, 2011	September 30, 2012
Aerospace	$4,141	$5,051	$656	$789
Combat Systems	6,216	6,016	895	799
Marine Systems	4,873	4,928	501	554
Information Systems and Technology	8,300	7,440	885	645
Corporate*	—	—	(61)	(52)
	$23,530	$23,435	$2,876	$2,735
*Corporate operating results primarily consists of stock option expense.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

Three Months Ended October 2, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,262	$1,591	$—	$7,853
Cost of sales	(2)	5,059	1,306	—	6,363
General and administrative expenses	23	368	101	—	492
Operating earnings	(21)	835	184	—	998
Interest expense	(40)	(1)	—	—	(41)
Interest income	1	2	—	—	3
Other, net	1	(12)	3	—	(8)
Earnings before income taxes	(59)	824	187	—	952
Provision for income taxes	(21)	267	41	—	287
Discontinued operations, net of tax	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	703	—	—	(703)	—
Net earnings	$652	$557	$146	$(703)	$652
Comprehensive income	$171	$541	$(336)	$(205)	$171
Three Months Ended September 30, 2012
Revenues	$—	$6,684	$1,250	$—	$7,934
Cost of sales	(7)	5,476	1,050	—	6,519
General and administrative expenses	22	388	100	—	510
Operating earnings	(15)	820	100	—	905
Interest expense	(40)	—	—	—	(40)
Interest income	2	(2)	1	—	1
Other, net	(2)	1	(2)	—	(3)
Earnings before income taxes	(55)	819	99	—	863
Provision for income taxes	(12)	244	31	—	263
Equity in net earnings of subsidiaries	643	—	—	(643)	—
Net earnings	$600	$575	$68	$(643)	$600
Comprehensive income	$745	$577	$170	$(747)	$745

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

Nine Months Ended October 2, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$19,007	$4,523	$—	$23,530
Cost of sales	(7)	15,399	3,756	—	19,148
General and administrative expenses	67	1,118	321	—	1,506
Operating earnings	(60)	2,490	446	—	2,876
Interest expense	(112)	(3)	—	—	(115)
Interest income	8	3	1	—	12
Other, net	2	30	2	—	34
Earnings before income taxes	(162)	2,520	449	—	2,807
Provision for income taxes	(53)	790	121	—	858
Discontinued operations, net of tax	(26)	—	—	—	(26)
Equity in net earnings of subsidiaries	2,058	—	—	(2,058)	—
Net earnings	$1,923	$1,730	$328	$(2,058)	$1,923
Comprehensive income	$1,918	$1,740	$257	$(1,997)	$1,918
Nine Months Ended September 30, 2012
Revenues	$—	$19,485	$3,950	$—	$23,435
Cost of sales	(16)	15,834	3,312	—	19,130
General and administrative expenses	66	1,196	308	—	1,570
Operating earnings	(50)	2,455	330	—	2,735
Interest expense	(123)	—	(1)	—	(124)
Interest income	5	1	3	—	9
Other, net	—	(5)	(3)	—	(8)
Earnings before income taxes	(168)	2,451	329	—	2,612
Provision for income taxes	(74)	790	98	—	814
Equity in net earnings of subsidiaries	1,892	—	—	(1,892)	—
Net earnings	$1,798	$1,661	$231	$(1,892)	$1,798
Comprehensive income	$1,953	$1,659	$273	$(1,932)	$1,953

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,530	$—	$1,119	$—	$2,649
Accounts receivable	—	1,659	2,793	—	4,452
Contracts in process	292	3,182	1,694	—	5,168
Inventories
Work in process	—	1,168	34	—	1,202
Raw materials	—	898	133	—	1,031
Finished goods	—	36	41	—	77
Other current assets	320	247	222	—	789
Total current assets	2,142	7,190	6,036	—	15,368
Noncurrent assets:
Property, plant and equipment	153	5,181	1,184	—	6,518
Accumulated depreciation of PP&E	(49)	(2,604)	(581)	—	(3,234)
Intangible assets	—	1,767	1,452	—	3,219
Accumulated amortization of intangible assets	—	(976)	(430)	—	(1,406)
Goodwill	—	9,287	4,289	—	13,576
Other assets	10	629	203	—	842
Investment in subsidiaries	33,450	—	—	(33,450)	—
Total noncurrent assets	33,564	13,284	6,117	(33,450)	19,515
Total assets	$35,706	$20,474	$12,153	$(33,450)	$34,883
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$21	$2	$—	$23
Customer advances and deposits	—	2,483	2,528	—	5,011
Other current liabilities	537	3,729	1,845	—	6,111
Total current liabilities	537	6,233	4,375	—	11,145
Noncurrent liabilities:
Long-term debt	3,895	9	3	—	3,907
Other liabilities	3,443	2,541	615	—	6,599
Total noncurrent liabilities	7,338	2,550	618	—	10,506
Intercompany	14,599	(15,240)	641	—	—
Shareholders' equity:
Common stock	482	6	44	(50)	482
Other shareholders' equity	12,750	26,925	6,475	(33,400)	12,750
Total shareholders' equity	13,232	26,931	6,519	(33,450)	13,232
Total liabilities and shareholders' equity	$35,706	$20,474	$12,153	$(33,450)	$34,883

CONDENSED CONSOLIDATING BALANCE SHEET

September 30, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,987	$—	$887	$—	$2,874
Accounts receivable	—	1,390	2,949	—	4,339
Contracts in process	421	3,176	1,434	—	5,031
Inventories
Work in process	—	1,441	16	—	1,457
Raw materials	—	952	113	—	1,065
Finished goods	—	34	48	—	82
Pre-owned aircraft	—	57	—	—	57
Other current assets	197	239	252	—	688
Total current assets	2,605	7,289	5,699	—	15,593
Noncurrent assets:
Property, plant and equipment	154	5,445	1,281	—	6,880
Accumulated depreciation of PP&E	(54)	(2,792)	(689)	—	(3,535)
Intangible assets	—	1,857	1,456	—	3,313
Accumulated amortization of intangible assets	—	(1,082)	(497)	—	(1,579)
Goodwill	—	9,637	4,349	—	13,986
Other assets	2	668	175	—	845
Investment in subsidiaries	35,597	—	—	(35,597)	—
Total noncurrent assets	35,699	13,733	6,075	(35,597)	19,910
Total assets	$38,304	$21,022	$11,774	$(35,597)	$35,503
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,000	$—	$1	$—	$1,001
Customer advances and deposits	—	2,954	2,569	—	5,523
Other current liabilities	549	3,694	1,426	—	5,669
Total current liabilities	1,549	6,648	3,996	—	12,193
Noncurrent liabilities:
Long-term debt	2,897	27	—	—	2,924
Other liabilities	3,137	2,358	619	—	6,114
Total noncurrent liabilities	6,034	2,385	619	—	9,038
Intercompany	16,449	(16,805)	356	—	—
Shareholders' equity:
Common stock	482	6	44	(50)	482
Other shareholders' equity	13,790	28,788	6,759	(35,547)	13,790
Total shareholders' equity	14,272	28,794	6,803	(35,597)	14,272
Total liabilities and shareholders' equity	$38,304	$21,022	$11,774	$(35,597)	$35,503

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Nine Months Ended October 2, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(305)	$1,708	$(187)	$—	$1,216
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(1,143)	—	—	(1,143)
Purchases of held-to-maturity securities	(428)	—	—	—	(428)
Maturities of held-to-maturity securities	215	—	107	—	322
Purchases of available-for-sale securities	(264)	(86)	—	—	(350)
Other, net	232	(39)	(51)	—	142
Net cash used by investing activities	(245)	(1,268)	56	—	(1,457)
Cash flows from financing activities:
Proceeds from fixed-rate notes	1,497	—	—	—	1,497
Purchases of common stock	(1,449)	—	—	—	(1,449)
Repayment of fixed-rate notes	(750)	—	—	—	(750)
Dividends paid	(504)	—	—	—	(504)
Net proceeds from commercial paper	200	—	—	—	200
Other, net	203	(20)	(3)	—	180
Net cash used by financing activities	(803)	(20)	(3)	—	(826)
Net cash used by discontinued operations	(6)	—	—	—	(6)
Cash sweep/funding by parent	433	(420)	(13)	—	—
Net decrease in cash and equivalents	(926)	—	(147)	—	(1,073)
Cash and equivalents at beginning of period	1,608	—	1,005	—	2,613
Cash and equivalents at end of period	$682	$—	$858	$—	$1,540
Nine Months Ended September 30, 2012
Net cash provided by operating activities	$(523)	$2,275	$155	$—	$1,907
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(101)	(299)	(26)	—	(426)
Capital expenditures	(1)	(251)	(34)	—	(286)
Purchases of held-to-maturity securities	(260)	—	—	—	(260)
Sales of held-to-maturity securities	211	—	—	—	211
Purchases of available-for-sale securities	(140)	(61)	—	—	(201)
Other, net	233	61	—	—	294
Net cash used by investing activities	(58)	(550)	(60)	—	(668)
Cash flows from financing activities:
Purchases of common stock	(602)	—	—	—	(602)
Dividends paid	(533)	—	—	—	(533)
Proceeds from option exercises	121	—	—	—	121
Other, net	24	(20)	(2)	—	2
Net cash used by financing activities	(990)	(20)	(2)	—	(1,012)
Net cash used by discontinued operations	(2)	—	—	—	(2)
Cash sweep/funding by parent	2,030	(1,705)	(325)	—	—
Net increase in cash and equivalents	457	—	(232)	—	225
Cash and equivalents at beginning of period	1,530	—	1,119	—	2,649
Cash and equivalents at end of period	$1,987	$—	$887	$—	$2,874

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

General Dynamics offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding; and communications and information technology. We operate through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. Our primary customers are the U.S. government, including the Department of Defense, Department of Homeland Security, the intelligence community and other civilian agencies; international governments; and a diverse base of corporate and individual buyers of business jets. We operate in two primary markets, defense and business aviation, with the majority of our revenues from contracts with the U.S. government. The following discussion should be read in conjunction with our 2011 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

DEFENSE BUSINESS ENVIRONMENT

As a defense contractor, our financial performance is impacted by the allocation and prioritization of U.S. defense spending. Several factors are currently impacting U.S. defense spending, including the fact that the Congress has not approved the President's fiscal year (FY) 2013 budget request. Consequently, the U.S. government, including the Department of Defense, is operating under a continuing resolution (CR) that provides funding at FY 2012 levels through March 2013. However, a CR does not fund new contract starts or multi-year contracts and historically has slowed the pace of funding for our existing contracts.

Additionally, U.S. defense spending has been negatively impacted by the Budget Control Act of 2011. The Budget Control Act of 2011 has two primary parts that affect future defense spending. The first part mandates a $487 billion reduction to previously-planned defense spending over the next decade. These cuts are incorporated into the FY 2013 proposed defense budget. The second part is a sequester mechanism that would impose an additional $500 billion of cuts on defense spending between FY 2013 and FY 2021 if the Congress does not identify a means to reduce the U.S. deficit by $1.2 trillion by year end. As of October 30, 2012, the means have not been identified by Congress. Given the uncertainty regarding how the Congress will reduce the U.S. deficit and a lack of specifics on how cuts will be implemented, we are unable to predict the impact, which could be material, on our programs or financial outlook, including our revenues, operating earnings and margins, cash flow, orders and backlog and recovery of long-lived assets. However, funding reductions of the magnitude imposed by the sequester mechanism as written could have material operational consequences to our employee base, facilities and suppliers.

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
The majority of the Aerospace group’s operating costs relates to new aircraft production for firm orders and consists of labor, material and overhead costs. The costs are accumulated in production lots and recognized as operating costs at green aircraft delivery based on the estimated average unit cost in a production lot. While changes in the estimated average unit cost for a production lot impact the level of operating costs, the amount of operating costs reported in a given period is based largely on the number and type of aircraft delivered. Operating costs in the Aerospace group’s other OEMs completions and services businesses are generally recognized as incurred.
For new aircraft, operating earnings and margins are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft and the mix of aircraft deliveries between the higher-margin large-cabin and lower-margin mid-cabin aircraft. Additional factors affecting the group’s earnings and margins include the volume, mix and profitability of completions and services work performed, the market for pre-owned aircraft and the level of general and administrative (G&A) and net research and development (R&D) costs incurred by the group.
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

CONSOLIDATED OVERVIEW

Three Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$7,853	$7,934	$81	1.0%
Operating costs and expenses	6,855	7,029	174	2.5%
Operating earnings	998	905	(93)	(9.3)%
Operating margins	12.7%	11.4%
Nine Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$23,530	$23,435	$(95)	(0.4)%
Operating costs and expenses	20,654	20,700	46	0.2%
Operating earnings	2,876	2,735	(141)	(4.9)%
Operating margins	12.2%	11.7%
Our revenues and operating costs were up in the third quarter of 2012 compared with the prior-year period driven primarily by the Aerospace group’s green deliveries of G650 aircraft, which commenced in the fourth quarter of 2011. These increases were largely offset by lower volume in the Information Systems and Technology group’s tactical communications systems business and on several U.S. and international wheeled vehicle contracts in the Combat Systems group. In the first nine months of 2012, the volume decreases in the Information Systems and Technology and Combat Systems groups described above exceeded the impact of G650 aircraft deliveries. Operating earnings and margins in the third quarter and first nine months of 2012 were down primarily due to the shift in volume from higher margin tactical communications products to lower margin information technology services in the Information Systems and Technology group.
PRODUCT REVENUES AND OPERATING COSTS

Three Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$5,070	$4,967	$(103)	(2.0)%
Operating costs	3,991	4,012	21	0.5%
Nine Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$15,186	$14,672	$(514)	(3.4)%
Operating costs	12,005	11,712	(293)	(2.4)%

Product revenues were lower in the third quarter and the first nine months of 2012 compared with the prior-year periods. The decrease in product revenues consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$412	$906
European vehicles production	(103)	(200)
Tactical communications products	(237)	(893)
Ship construction	(73)	(146)
Other, net	(102)	(181)
Total decrease	$(103)	$(514)
In 2012, aircraft manufacturing, outfitting and completions revenues increased due to green deliveries of G650 aircraft, which began in the fourth quarter of 2011. Offsetting this increase were lower European vehicles production revenues largely due to multiple wheeled vehicle contracts for various international customers that are nearing completion. Tactical communication products revenues decreased due to protracted customer acquisition cycles and a slower than expected transition to follow-on work on several programs. Ship construction revenues decreased due to lower volume on the T-AKE combat-logistics ship program, which is nearing completion, and timing on the Virginia-class submarine program as the group transitions from the Block II to the Block III contract.
Product operating costs were higher in the third quarter but lower in the first nine months of 2012 compared with the prior-year periods. The change in product operating costs consisted of the following:

	Third Quarter	Nine Months
Volume:
Aircraft manufacturing, outfitting and completions	$322	$681
European vehicles production	(81)	(163)
Tactical communication products	(144)	(653)
Ship construction	(67)	(178)
Other changes, net	(9)	20
Total increase (decrease)	$21	$(293)
As the table above demonstrates, the primary driver of the changes in product operating costs in the third quarter and first nine months of 2012 was volume. No other changes were material.
SERVICE REVENUES AND OPERATING COSTS

Three Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$2,783	$2,967	$184	6.6%
Operating costs	2,372	2,507	135	5.7%
Nine Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$8,344	$8,763	$419	5.0%
Operating costs	7,143	7,418	275	3.8%

Service revenues increased in the third quarter and first nine months of 2012 compared with the prior-year periods. The increase in service revenues consisted of the following:

	Third Quarter	Nine Months
Ship engineering and repair	$144	$265
Tactical communications support	11	82
Other, net	29	72
Total increase	$184	$419
In 2012, the increase in ship engineering and repair revenues was driven by the acquisition of two East Coast surface-ship repair operations and higher volume on the U.S. Navy’s Ohio-class replacement engineering program. Tactical communications support revenues increased in 2012 primarily due to higher service volume on the U.K.-based Bowman communications systems program, which has transitioned to maintenance and long-term support.
Service operating costs increased in the third quarter and first nine months of 2012 compared with the prior-year periods. The increase in service operating costs consisted of the following:

	Third Quarter	Nine Months
Volume:
Ship engineering and repair	$120	$221
Tactical communications support	—	57
Other changes, net	15	(3)
Total increase	$135	$275
As shown above, the primary driver of the changes in service operating costs in the third quarter and first nine months of 2012 was volume. No other changes were material.
OTHER INFORMATION
G&A Expenses
As a percentage of revenues, G&A expenses were 6.7 percent in the first nine months of 2012, compared with 6.4 percent in the prior-year period.
Interest Expense
Net interest expense in the first nine months of 2012 was $115 compared with $103 in the same period in 2011. The increase in interest expense is due to the $750 net increase in fixed-rate notes beginning in July 2011. We expect full-year 2012 net interest expense to be approximately $155.
Other, Net
In 2011, other income included a gain from the sale of the detection systems portion of the weapons systems business in our Combat Systems group in the second quarter. The sale resulted in a pretax gain of $38.
Effective Tax Rate
Our effective tax rate for the first nine months of 2012 was 31.2 percent compared with 30.6 percent in the same period in 2011. We anticipate a full-year 2012 effective tax rate slightly below 32 percent, compared with 31.4 percent in 2011, an increase primarily due to less income from international operations in jurisdictions with lower tax rates and the expiration of the R&D tax credit that Congress has not yet extended for 2012. For additional discussion of tax matters, see Note I to the unaudited Consolidated Financial

Statements.
Discontinued Operations
In 2011, we recognized a $13 loss, net of taxes, in discontinued operations from the settlement of an environmental matter associated with a former operation of the company in the third quarter. Additionally, the results for the first nine months of 2011 reflect our estimate of the legal costs associated with the A-12 litigation recorded in the second quarter as a result of the U.S. Supreme Court's decision that significantly extended the timeline associated with the litigation. See Note K to the unaudited Consolidated Financial Statements for further discussion of the A-12 litigation, which has been ongoing since 1991.

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
AEROSPACE

Three Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$1,412	$1,836	$424	30.0%
Operating earnings	217	261	44	20.3%
Operating margin	15.4%	14.2%

Gulfstream aircraft deliveries (in units):
Green	25	34	9	36.0%
Outfitted	26	17	(9)	(34.6)%
Nine Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$4,141	$5,051	$910	22.0%
Operating earnings	656	789	133	20.3%
Operating margin	15.8%	15.6%

Gulfstream aircraft deliveries (in units):
Green	72	88	16	22.2%
Outfitted	72	57	(15)	(20.8)%
Operating Results
The Aerospace group’s revenues increased in the third quarter and first nine months of 2012 compared with the prior-year periods. The increase consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$412	$906
Aircraft services	(13)	23
Pre-owned aircraft	25	(19)
Total increase	$424	$910
Aircraft manufacturing, outfitting and completions revenues include Gulfstream business-jet aircraft as well as completions of aircraft produced by other OEMs. Aircraft manufacturing, outfitting and completions revenues increased in 2012 primarily due to green deliveries of the new G650 aircraft, which began in the fourth quarter of 2011.
The growing global installed base of aircraft has led to increased demand for aircraft services, resulting in higher revenues in the first nine months of 2012. However, lower volume in our maintenance business at Jet Aviation in the third quarter of 2012, particularly in Europe, resulted in decreased aircraft services revenues compared with the prior-year period. Jet Aviation's maintenance business continues to be negatively impacted by an increasingly competitive marketplace.
Pre-owned aircraft sales increased in the third quarter but decreased in the first nine months of 2012. While the group sold fewer aircraft in both periods, the type of aircraft sold in the third quarter resulted in higher revenues when compared with the same period of 2011.
The group's operating earnings increased in the third quarter and first nine months of 2012 compared with 2011. The increase consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$53	$161
Aircraft services	6	6
Pre-owned aircraft	1	(1)
G&A/other expenses	(16)	(33)
Total increase	$44	$133
Aircraft manufacturing, outfitting and completions earnings increased in the third quarter and first nine months of 2012 compared with the prior-year periods primarily due to the additional G650 green deliveries discussed above. These earnings were partially offset by fewer outfitted aircraft deliveries. We expect outfitting earnings to increase in the fourth quarter, driven in part by delivery of several outfitted G650 aircraft.
Aircraft services earnings were up slightly in the third quarter and first nine months of 2012 due to a favorable mix of service work.
In the first nine months of 2012, G&A and other expenses were negatively impacted by higher net R&D expenses, including lower supplier reimbursements of R&D costs.
The group’s operating margins decreased 120 and 20 basis points in the third quarter and first nine months of 2012, respectively, compared with the prior year periods as higher R&D expenses offset growth in the group's higher-margin manufacturing business.
Outlook
We expect an increase of approximately 16 to 17 percent in the group’s revenues in 2012 compared with 2011. The expected increase is due to additional green deliveries and initial outfitted deliveries of the G650 which received type certification from the FAA in the third quarter of 2012. We expect the Aerospace group’s margins to be in the mid-15 percent range, up from 2011 due to continued strong performance at Gulfstream and improved performance in Jet Aviation’s completions business.
COMBAT SYSTEMS

Three Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$2,140	$1,956	$(184)	(8.6)%
Operating earnings	319	274	(45)	(14.1)%
Operating margins	14.9%	14.0%
Nine Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$6,216	$6,016	$(200)	(3.2)%
Operating earnings	895	799	(96)	(10.7)%
Operating margins	14.4%	13.3%
Operating Results
The Combat Systems group’s revenues decreased in the third quarter and first nine months of 2012 compared with the prior-year periods. The decrease consisted of the following:

	Third Quarter	Nine Months
U.S. military vehicles	$(12)	$203
Weapon systems and munitions	(69)	(160)
European military vehicles	(103)	(243)
Total decrease	$(184)	$(200)
In the first nine months of 2012, revenues were up in the group’s U.S. military vehicles business due to the December 2011 acquisition of Force Protection, Inc., increased volume on several international export light armored vehicle (LAV) programs and the start of the technology development phase of the Army’s Ground Combat Vehicle (GCV) program. These revenues were partially offset by lower volume on the domestic Stryker, Abrams and Mine-Resistant, Ambush-Protected (MRAP) vehicle programs consistent with our expectations. The decrease in MRAP volume was primarily in the third quarter of 2012 and due to the completion of upgrade kit deliveries, which resulted in lower overall revenues compared with the third quarter of 2011.
Revenues were down in the third quarter of 2012 in the weapons systems and munitions business due to lower armor kit production and axle sales. In the first nine months of 2012, lower volume across several armament and munitions programs combined with the sale of the detection systems business in the second quarter of 2011 resulted in the decrease in revenues.
In the group’s European military vehicle business, revenues were down in 2012 due to lower volume on multiple wheeled vehicle contracts for various international customers that are nearing completion. Final deliveries under several of these contracts are scheduled in the fourth quarter of 2012, including Piranha vehicles for the Belgian Army, Duro vehicles for the Swiss government and EAGLE vehicles for the German government.
The Combat Systems group’s operating margins decreased 90 basis points in the third quarter of

2012 due to lower volume on mature, high-margin production programs, including the U.S. Stryker and Abrams programs, and unfavorable overhead absorption in our European military vehicles business. In the first nine months of 2012, margins were down 110 basis points compared with 2011 due to the negative impact of $67 of prior period adjustments recorded in the first quarter of 2012 at one of our subsidiaries in the European military vehicles business.
Outlook
We expect the Combat Systems group’s revenues to approximate $8.5 billion in 2012. Lower volume in our domestic U.S. and European military vehicles businesses is expected to be mitigated by growth in international vehicle exports and revenues from the acquisition of Force Protection, Inc. Given the group’s operating results in the first nine months of the year, we expect the group’s full-year operating margin to approximate the mid-13 percent range. This operating margin outlook does not include any potential impact from uncertainties related to the group's Portugal contract. See Note K to the unaudited Consolidated Financial Statements for additional information regarding this contract.
MARINE SYSTEMS

Three Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$1,621	$1,670	$49	3.0%
Operating earnings	173	186	13	7.5%
Operating margins	10.7%	11.1%

Nine Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$4,873	$4,928	$55	1.1%
Operating earnings	501	554	53	10.6%
Operating margins	10.3%	11.2%
Operating Results
Revenues increased in the Marine Systems group in the third quarter and first nine months of 2012 compared with the prior-year periods. The increase consisted of the following:

	Third Quarter	Nine Months
Navy ship construction	$(73)	$(146)
Navy ship engineering, repair and other services	122	201
Total increase	$49	$55
The group’s U.S. Navy ship-construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and T-AKE combat-logistics and Mobile Landing Platform (MLP) auxiliary support ships. Revenues were down on the Virginia-class submarine program in the third quarter and first nine months of 2012 compared with the prior-year periods due to timing as the group transitions from the Block II to the Block III contract. Deliveries of the remaining nine Virginia-class submarines under contract are scheduled through 2018, and the Navy has requested proposals for the next block of submarines under the program expected to be awarded in the second half of 2013.
Revenues were up on the DDG-1000 and DDG-51 destroyer programs in the third quarter and first nine months of 2012. Deliveries of the three DDG-1000 ships under contract are scheduled for 2014, 2015 and 2018. Two destroyers awarded under the Navy’s restart of the DDG-51 program, including one awarded in the first quarter of 2012, are scheduled for delivery in 2016 and 2017, respectively. In the third quarter of 2012, we submitted a bid for a multi-ship, multi-year DDG-51 contract expected to be awarded in the first half of 2013.
Volume increased on the MLP program in 2012 as the group continued construction on the first ship and began construction of the second ship. The group was awarded a construction contract for the third MLP ship in the first quarter of 2012. Delivery of one ship per year is scheduled beginning in 2013. Additionally, the Navy's long-term shipbuilding plan includes a fourth MLP ship. On the group’s T-AKE program, activity was down in 2012 as the program nears completion. The 13th ship was delivered in the second quarter of 2012 and the 14th and final ship was delivered in October.
Revenues were up on engineering and repair programs for the Navy in 2012. The increase in revenues was driven by the acquisition of two East Coast surface-ship repair operations and higher volume on the Ohio-class replacement engineering program.
Growth in operating earnings outpaced revenues, resulting in a 40- and 90-basis point increase in operating margin in the third quarter and the first nine months of 2012, respectively, compared with the prior-year periods. This margin improvement was primarily due to increases in the T-AKE profit rate as the mature program continues to experience favorable cost performance.
Outlook
We expect the Marine Systems group’s 2012 revenues to decrease slightly from 2011. Given strong performance in the first nine months of the year, operating margins are expected to be in the mid-11 percent range in 2012.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$2,680	$2,472	$(208)	(7.8)%
Operating earnings	310	201	(109)	(35.2)%
Operating margins	11.6%	8.1%

Nine Months Ended	October 2, 2011	September 30, 2012	Variance
Revenues	$8,300	$7,440	$(860)	(10.4)%
Operating earnings	885	645	(240)	(27.1)%
Operating margins	10.7%	8.7%
Operating Results
The Information Systems and Technology group’s revenues decreased in the third quarter and first nine months of 2012 compared with the prior-year periods. The decrease consisted of the following:

	Third Quarter	Nine Months
Tactical communication systems	$(225)	$(810)
Information technology (IT) services	25	27
Intelligence, surveillance and reconnaissance (ISR) systems	(8)	(77)
Total decrease	$(208)	$(860)
The decrease in revenues in the tactical communication systems business was driven by protracted U.S. customer acquisition cycles and a slower than expected transition to follow-on work on several contracts. This resulted in lower revenues in 2012 on key programs, including Warfighter Information Network – Tactical (WIN-T) and Common Hardware Systems (CHS), and for encryption and ruggedized hardware products. In addition, approximately 10% of the decline in the group’s revenues in both periods was due to lower volume on the U.K.-based Bowman communications system program, which has been successfully fielded and has now moved into maintenance and long-term support.
In the group’s IT services business, revenues were higher in the third quarter and first nine months of 2012 compared with the prior-year periods. Decreased volume on several completed large-scale IT infrastructure and support programs for the intelligence community and the Department of Defense, including the New Campus East and Walter Reed National Military Medical Center programs, was more than offset by revenues from the 2011 acquisition of Vangent, Inc.
Revenues were down in 2012 compared with the prior-year periods in the group’s ISR business primarily due to lower optical products sales. Demand for optical products continues to be negatively impacted by pressured defense budgets and the economic downturn. We anticipate orders in the fourth quarter that will stabilize production volume in the optical products business. However, if these awards are delayed or are for lower quantities than expected, it would impact the business' projected operating results and, therefore, may require the review of related long-lived assets for possible impairment, including specifically identified intangible assets of $125 and property, plant and equipment of $20.
In addition to the decrease in the group’s 2012 operating earnings due to volume, operating margins decreased 350 basis points in the third quarter and 200 basis points in the first nine months of 2012 compared with the prior-year periods. This decrease was driven primarily by a shift in the mix of the group’s revenues to lower-margin IT services, which increased from approximately 40 to 45 percent of the group’s total revenues in both periods. Contributing to this shift has been lower demand for encryption products and ruggedized hardware in our tactical communications business over the past year. Consequently, in the third quarter of 2012, we announced that we will cease production of several of these ruggedized hardware products. In addition, the group reduced the value of its existing ruggedized hardware inventory by $25 based on the anticipated remaining demand for these products. If orders do not materialize as expected, we may experience further inventory reductions.
Outlook
We expect 2012 revenues in the Information Systems and Technology group to be down 8 to 9 percent from 2011 due to continued award delays and lower demand in our tactical communication systems business. Given operating results in the first nine months of the year, the group’s operating margins are expected to approximate 9 percent in 2012.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $17 in the third quarter of 2012 compared with $21 in the third quarter of 2011 and $52 in the first nine months of 2012 compared with $61 in the 2011 period. We expect 2012 full-year Corporate operating costs of approximately $70.

BACKLOG
Our total backlog, including funded and unfunded portions, was $51.5 billion on September 30, 2012, compared with $52.4 billion at the end of the second quarter of 2012. Our estimated potential contract value includes our assessment of the ultimate value we expect to be awarded under unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts. At the end of the third quarter of 2012, our estimate of this potential contract value was $26.1 billion, compared with $26.2 billion at the end of the second quarter.
The following table details the backlog and the total estimated contract value of each business group at the end of the second and third quarters of 2012:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	July 1, 2012
Aerospace	$16,058	$241	$16,299	$—	$16,299
Combat Systems	8,854	905	9,759	3,090	12,849
Marine Systems	11,666	5,339	17,005	1,377	18,382
Information Systems and Technology	7,348	1,951	9,299	21,774	31,073
Total	$43,926	$8,436	$52,362	$26,241	$78,603

	September 30, 2012
Aerospace	$15,827	$215	$16,042	$—	$16,042
Combat Systems	8,259	1,101	9,360	2,627	11,987
Marine Systems	10,909	5,036	15,945	1,382	17,327
Information Systems and Technology	8,224	1,887	10,111	22,052	32,163
Total	$43,219	$8,239	$51,458	$26,061	$77,519

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Funded backlog includes the group’s newest aircraft models, the G280 and G650, which each received type certification from the FAA in the third quarter of 2012. Aerospace unfunded backlog consists of agreements to provide future aircraft maintenance and support services.
The group ended the third quarter of 2012 with $16 billion of backlog, down from $16.3 billion at the end of the second quarter as we deliver on our G650 backlog. Order activity included demand for products across our portfolio. Orders were up from the first and second quarters of 2012. Consistent with our expectations, we received several North American multi-aircraft orders we had anticipated in the first half of 2012. Customer defaults remain at the lowest level in four years. In the group’s large-cabin segment, backlog remains well-positioned with an approximate 18-month period between customer order and delivery of in-service aircraft and approximately five years of backlog for the G650.
Approximately 60 percent of the group’s orders in the first nine months of 2012 were from North American customers, with strong demand from Fortune 500 companies. While the installed base of aircraft is predominantly in North America, international customers represented nearly 60 percent of the group’s backlog at the end of the third quarter.

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
Total backlog in our defense groups was $35.4 billion on September 30, 2012, down 2 percent from the second quarter. Backlog increased in our Information Systems and Technology group, which booked the highest amount of orders since the second quarter of 2010, including several significant contract awards on major programs. Backlog decreased in our Marine Systems group, which typically has significant variations in quarterly order intake. The Combat Systems group anticipates several notable contract awards in the fourth quarter of 2012 or early 2013.
Our defense groups each received notable contract awards in the quarter.
Combat Systems awards included the following:

•	$395 from the U.S. Army to begin engineering development efforts for the Abrams main battle tank modernization program.

•	$135 from the Canadian government to supply various calibers of ammunition.

•	$50 from the Army to produce M31A2 propellant.
Marine Systems awards included the following:

•	$105 from the U.S. Navy to renovate and modernize the dock landing ship USS Comstock (LSD 45).

•	$95 from the Navy for advance planning and preliminary execution of fire-restoration efforts on USS Miami (SSN 755).
Information Systems and Technology awards included the following:

•	$340 from the Army under the Warfighter Information Network-Tactical (WIN-T) program for Increment 2 equipment production.

•	$265 for wireless network systems and support from several commercial customers.

•	$95 from the Army for ruggedized computing equipment under the Common Hardware Systems-4 (CHS-4) program.

•	$85 from the U.S. Air Force for networking and computing products and support under the Network-Centric Solutions (NETCENTS) program.

•	$80 from the U.S. Department of State to provide supply chain management services. The program has a maximum potential value of $1.2 billion over 5 years.

•	$75 from the Army under the WIN-T program for Increment 1 technical support services and upgrades.

•	$70 from the Army for production of over 13,000 Rifleman radios and accessory kits under the Joint Tactical Radio System (JTRS) Handheld, Manpack and Small Form-Fit (HMS) program.

•	$65 for the Army's Warfighter Field Operations Customer Support (FOCUS) program to provide support for live, virtual and constructive training operations.

•	$65 to supply 64 radio-telescope antennas for South Africa's MeerKAT radio telescope program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2012 with a cash balance of $2.9 billion, up $225 from the end of 2011. Our net debt, defined as debt less cash and equivalents and marketable securities, was $874 at the end of the third quarter of 2012, down $159 from the end of 2011. Following is a discussion of the major components of our operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first nine months of 2011 and 2012.
OPERATING ACTIVITIES
We generated cash from operating activities of $1.9 billion in the first nine months of 2012 compared with $1.2 billion in the same period in 2011. The primary driver of cash flows in both periods was net earnings. Contributions to our pension plans, which were approximately $430 in the first nine months of 2012 compared with $300 in the prior-year period, also impacted cash from operating activities.
As discussed further in Note K to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on September 30, 2012. If this were the outcome, we would owe half of the total, or approximately $1.5 billion pretax. Our after-tax cash obligation would be approximately $740. We believe we have sufficient resources, including access to capital markets, to pay such an obligation, if required.
INVESTING ACTIVITIES
We used $668 for investing activities in the first nine months of 2012 compared with $1.5 billion in the same period in 2011. The primary uses of cash for investing activities were acquisitions, capital expenditures and purchases of marketable securities.
We completed six acquisitions for $426 in the first nine months of 2012 and four acquisitions for $1.1 billion in the first nine months of 2011. We used cash on hand to fund these acquisitions. See Note B to the unaudited Consolidated Financial Statements for further discussion of acquisition activity.
We expect full-year capital expenditures to be up slightly from 2011 largely due to Gulfstream’s $500 seven-year Savannah, Georgia, facilities expansion project started in 2010.
Our investments in available-for-sale and held-to-maturity securities are focused on ensuring financial flexibility to deploy cash resources. To bolster liquidity in the uncertain business environment caused by the continuing resolution and the looming sequester mechanism, we received cash of $42 from the net sales and maturities of these securities in the first nine months of 2012, including $211 from the sale of held-to-maturity securities.
In 2011, investing activities also included proceeds from the second quarter sale of the detections systems portion of the weapons systems business in our Combat Systems group.
FINANCING ACTIVITIES
Net cash used for financing activities was $1 billion in the nine-month period ended September 30, 2012, compared with $826 in the same period in 2011. Our financing activities include payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock options exercises.
We had no commercial paper outstanding on September 30, 2012. We have $2 billion in bank credit facilities that remain available. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission. The next material repayment of long-term debt is $1 billion of fixed-rate notes scheduled to mature in May 2013. We are evaluating current market conditions and various alternatives with respect to outstanding debt, including issuing debt to redeem one or more series of our existing fixed-rate notes. See Note G to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.
On March 7, 2012, our board of directors declared an increased quarterly dividend of $0.51 per share – the 15th consecutive annual increase. The board had increased the quarterly dividend to $0.47 per share in March 2011.
In the first nine months of 2012, we repurchased 9.1 million of our outstanding shares on the open market at an average price of $66 per share. In the first nine months of 2011, we repurchased 20 million shares at an average price of $69 per share. On September 30, 2012, approximately 10.9 million shares remain authorized by our board of directors for repurchase – about 3 percent of our total shares outstanding.
NON-GAAP MANAGEMENT METRICS – FREE CASH FLOW
Our free cash flow from operations for the first nine months of 2012 was $1.6 billion, or 90 percent of earnings from continuing operations, compared with $943 and 48 percent for the same period in 2011. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management of the business.
The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statements of Cash Flows:

Nine Months Ended	October 2, 2011	September 30, 2012
Net cash provided by operating activities	$1,216	$1,907
Capital expenditures	(273)	(286)
Free cash flow from operations	$943	$1,621
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	62%	106%
Free cash flow from operations	48%	90%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions that project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and earnings per share) from the quarterly impact of revisions in contract estimates totaled $113 ($0.22) and $299 ($0.56) for the three- and nine-months periods ended October 2, 2011, including the revision in estimate on the Marine Systems’ T-AKE contract discussed in the second quarter of 2011. The net increase in our operating earnings (and earnings per share) totaled $45 ($0.09) and $203 ($0.39) for the three- and nine-months periods ended September 30, 2012, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first nine months of 2012.
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
We will complete our required annual goodwill impairment test during the fourth quarter of 2012. Current uncertainties in the defense business environment, including slowed spending and the threat of sequestration, may impact the fair value of our reporting units. Given recent operating trends, we believe the reporting unit which most likely could be impacted is Information Systems and Technology.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on September 30, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on September 30, 2012, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “should,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, operating margins, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K. These factors include, without limitation:

•	general U.S. and international political and economic conditions;

•	decreases in U.S. government defense spending or changing priorities within the defense budget and the impacts of the Budget Control Act of 2011;

•	termination or restructuring of government contracts due to unilateral government action;

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
The Budget Control Act of 2011 has two primary parts that affect future defense spending. The first part mandates a $487 billion reduction to previously-planned defense spending over the next decade. These cuts are incorporated in the fiscal year (FY) 2013 proposed defense budget. The second part is a sequester mechanism that would impose an additional $500 billion of cuts on defense spending between FY 2013 and FY 2021 if the Congress does not identify a means to reduce the U.S. deficit by $1.2 trillion by year end. As of October 30, 2012, the means have not been identified by Congress. Given the uncertainty regarding how the Congress will reduce the U.S. deficit and a lack of specifics on how cuts will be implemented, we are unable to predict the impact, which could be material, on our programs or financial outlook, including our revenues, operating earnings and margins, cash flow, orders and backlog and recovery of long-lived assets. However, funding reductions of the magnitude imposed by the sequester mechanism as written could have material operational consequences to our employee base, facilities and suppliers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 7, 2012, with 2.4 million shares remaining under a prior authorization, the board of directors authorized management to repurchase an additional 10 million shares of common stock on the open market. We did not repurchase any shares in the third quarter and approximately 10.9 million shares remain authorized for repurchase. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.
We did not make any unregistered sales of equity securities in the third quarter.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

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
Dated: October 30, 2012