Form 10-K
period 2012-12-31
GENERAL DYNAMICS CORP
filed 2013-02-08
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No ___
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K ✓
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ✓ Accelerated Filer __ Non-Accelerated Filer __ Smaller Reporting Company ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $22,029,273,687 as of July 1, 2012 (based on the closing price of the shares on the New York Stock Exchange).
353,442,904 shares of the registrant’s common stock, $1 par value per share, were outstanding on January 27, 2013.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2013 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

Schedule II - Valuation and Qualifying Accounts	105
Index to Exhibits	105

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW
General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding; and communications and information technology. Our experienced management team delivers shareholder returns through disciplined execution on backlog, efficient cash-flow conversion and prudent capital deployment. We manage overhead costs, undertake continuous-improvement initiatives and collaborate across our businesses to maximize earnings and cash. Our disciplined capital deployment approach includes internal investment, acquisitions and divestitures, dividends and the repurchase of company shares on the open market.
Incorporated in Delaware in 1952, General Dynamics grew organically and through acquisitions until the early 1990s when we sold nearly all of our divisions except Electric Boat and Land Systems. Starting in the mid-1990s, we again began expanding by acquiring combat vehicle-related businesses, additional shipyards, information technology product and service companies and Gulfstream Aerospace Corporation. Since 1995, we have acquired and integrated more than 65 businesses to further strengthen and complement our business portfolio. We and our subsidiaries have 92,200 employees globally.
We operate through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. For selected financial information regarding each of our business groups, see Note Q to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.
AEROSPACE
Our Aerospace group designs, manufactures and outfits a comprehensive family of Gulfstream business-jet aircraft, provides aircraft services (including maintenance and repair work, fixed-based operations (FBO) and aircraft management services) and performs aircraft completions for aircraft produced by other original equipment manufacturers (OEMs). With more than 50 years of experience at the forefront of the business-jet market, the Aerospace group is known for:

•	superior aircraft design, quality, performance, safety and reliability;

•	technologically advanced cockpit and cabin systems; and

•	industry-leading product service and support.
The Gulfstream product line includes aircraft across a spectrum of price and performance options in the large- and mid-cabin business-jet market. The varying ranges, speeds and cabin dimensions are well-suited to the transportation needs of an increasingly diverse and global customer base. The large-cabin models are manufactured at Gulfstream’s headquarters in Savannah, Georgia, while the mid-cabin models are constructed by an international partner. All models are outfitted in the group’s U.S. facilities.
The two newest aircraft to join the Gulfstream family, the ultra-large-cabin, ultra-high-speed G650 and the super-mid-size G280, each earned Federal Aviation Administration (FAA) type certification and entered into service in 2012. The G650 has the longest range, fastest speed, largest cabin and most advanced cockpit in the Gulfstream fleet and defines a completely new segment at the top of the business-jet market. The G280, which has replaced the G200, offers a larger cabin and the longest range at the fastest speed in its class. During flight testing, both of these aircraft exceeded original performance expectations and set city-pair speed records.

Demand for Gulfstream aircraft remains strong across geographic regions and customer types. While North American corporate customer demand has increased recently, international orders comprise approximately 60 percent of the group’s backlog, representing demand from several emerging markets including the Asia-Pacific region. Private companies and individuals collectively represent approximately 60 percent of the group’s backlog. Gulfstream also remains a leading provider of aircraft for governments and militaries around the world, with aircraft operated by nearly 40 nations. These government aircraft are used for head-of-state/executive transportation and a variety of special-mission applications, including aerial reconnaissance, maritime surveillance and weather research.
We are committed to continuous investment in research and development (R&D) activities that enable us to introduce new products and first-to-market enhancements that broaden customer choice, improve aircraft performance and set new standards for customer safety, comfort and in-flight productivity. Gulfstream’s aircraft are designed to minimize lifecycle costs while maximizing the commonality of parts among the various models. Current product-enhancement and development efforts include initiatives in advanced avionics, composites, biofuels, flight-control systems, acoustics, cabin technologies and enhanced vision systems. Recent innovations include a state-of-the-art cabin management system designed for the G650, and now available on several other Gulfstream aircraft. This system gives passengers control of the aircraft cabin systems through a handheld device synched to a particular seat on the aircraft. Each passenger can easily control their own environment, including lighting, temperature and entertainment equipment. We also offer the PlaneBook application, which provides pilots easy and immediate digital access to critical flight information and aircraft-specific documents.
A multi-year facilities project at our Savannah campus is scheduled to continue through 2017. This expansion includes constructing new facilities, renovating existing infrastructure and expanding the group’s R&D center. This investment is intended to position the group to meet future demand for business-jet aircraft. This effort follows a recently completed multi-year project in Savannah that established a purpose-built G650 manufacturing facility, increased aircraft-service capacity, improved the group’s customer sales and design center and created a state-of-the-art paint facility.
In addition to the increased service capacity in Savannah, the service network for Gulfstream aircraft is evolving to address the demands of the growing international customer base. In 2012, for example, we added Gulfstream service centers in emerging markets such as Brazil and China and expanded our facility in Luton, United Kingdom. We also have a team of Gulfstream aircraft technicians to deploy for urgent customer-service requirements in the Americas and Europe. This commitment to superior product support continues to receive industry recognition, including the number-one ranking for the tenth consecutive year in the annual Aviation International News Product Support Survey, as well as the top ranking in the annual Professional Pilot Survey.
Jet Aviation augments our Aerospace portfolio by providing best-in-class maintenance, repair, aircraft management and FBO services to a broad global customer base. The Aerospace group also performs aircraft completions for business jets and narrow- and wide-body commercial aircraft produced by other OEMs at locations in Europe and the United States.
A market leader in the business-aviation industry, the Aerospace group remains focused on developing innovative first-to-market technologies and products; providing exemplary and timely service support to customers globally; and driving efficiencies and reducing costs in the aircraft production, outfitting and service processes.
Revenues for the Aerospace group were 16 percent of our consolidated revenues in 2010, 19 percent in 2011 and 22 percent in 2012. Revenues by major products and services were as follows:

Year Ended December 31	2010	2011	2012
Aircraft manufacturing, outfitting and completions	$3,869	$4,400	$5,317
Aircraft services	1,323	1,521	1,491
Pre-owned aircraft	107	77	104
Total Aerospace	$5,299	$5,998	$6,912
COMBAT SYSTEMS
Our Combat Systems group is a global leader in the design, development, production, support and enhancement of tracked and wheeled military vehicles, weapons systems and munitions for the United States and its allies. The group’s product lines include:

•	wheeled combat and tactical vehicles,

•	main battle tanks and tracked combat vehicles,

•	munitions and propellant,

•	rockets and gun systems,

•	axle and drivetrain components and aftermarket parts, and

•	support and sustainment services.
We have a mature and diverse portfolio of franchise products that deliver core capabilities to domestic and international customers across the military vehicle, weapons systems and munitions markets. These long-term production programs position us to pursue continuous process improvements and other cost reduction initiatives that drive the group’s financial performance. We apply our design and engineering expertise to develop product enhancements that advance the utility, safety and effectiveness of our products.
Our portfolio of vehicle platforms in our U.S. military vehicles business consists of wheeled combat vehicles and main battle tanks for the U.S. military, including the Stryker wheeled combat vehicle and the Abrams main battle tank. These vehicles are fundamental to the military’s warfighting capabilities and offer continuing opportunities for upgrades and modernization to meet evolving requirements.
The Stryker has proven itself as a versatile combat vehicle, supporting numerous missions over the past 10 years. To meet evolving customer requirements, the group developed a double-V-hulled Stryker to further enhance soldier protection from improvised explosive devices (IEDs). Over the last two years, nearly 750 double-V-hulled vehicles have been delivered to the U.S. Army. In 2012, the group secured contracts to perform hull exchanges to convert previously delivered Stryker vehicles to the double-V-hull configuration.
We continue to support the Army’s evolving needs for main battle tanks with technology upgrades to the Abrams, such as the System Enhancement Package (SEP). The SEP-configured tank is a digital platform with an enhanced command-and-control system, second-generation thermal sights and improved armor. In September 2012, we received a multi-year contract from the Army to conduct development efforts for additional upgrade opportunities designed to increase the efficiency and capability of the Abrams tank.
Beyond these long-term platform programs, we have opportunities associated with the refurbishment of battle-damaged vehicles and the replacement of equipment that has reached the end of its service life. As the sole provider of Abrams tanks and Stryker vehicles, Combat Systems is the primary contractor for the maintenance, repair and reset of these vehicles.
The group’s portfolio of tactical vehicles is at the forefront of blast- and ballistic- protected technologies, designed to protect vehicle occupants from landmines, hostile fire and IEDs. We have delivered more than 4,500 RG-31 and Cougar vehicles to the U.S. military under the Mine-Resistant, Ambush Protected (MRAP)

vehicle program. This large installed base has led to subsequent modernization programs, as well as support and sustainment services.
By leveraging the expertise gained from our incumbency on current production programs, we are well-positioned to participate in future U.S. combat vehicle development programs. In addition to the Abrams and Stryker modernization efforts, we have a contract for the design and development phase of the Army’s next-generation infantry fighting vehicle, the Ground Combat Vehicle (GCV). The group is also positioning itself for the upcoming competitions for new contracts for the Amphibious Combat Vehicle (ACV), the cornerstone of the U.S. Marine Corps’ future amphibious-assault requirements, and the Army’s Armored Multi-Purpose Vehicle (AMPV) program, a replacement for the M113 family of vehicles.
As a result of the demonstrated success of our U.S. military vehicles, we have cultivated continued international demand. The group’s U.S. exports include Abrams tanks and Light Armored Vehicles (LAVs) for U.S. allies around the world. The international operations of our U.S. military vehicles business also have generated significant indigenous opportunities. We are modernizing approximately 600 LAV III combat vehicles for the Canadian government, as well as providing long-term support to all Canadian LAV vehicles. For the U.K. Ministry of Defence, we are producing the Foxhound armored vehicle and will co-produce the Specialist Vehicle with the U.K. operations of our Information Systems and Technology group.
Combat Systems has also benefited from customer relationships developed through its in-country operations including manufacturing sites in Austria, France, Germany, Spain and Switzerland where we are a key part of the defense industrial base. The group’s European operations offer a broad range of products, including military vehicles, amphibious bridge systems, artillery systems, ammunition and propellants. Key platforms include the Leopard tank, the Pizarro and Ulan tracked infantry vehicles, the Eagle wheeled vehicle, and the Piranha and Pandur wheeled armored vehicles.
Complementing these combat-vehicle offerings are Combat Systems’ weapons systems and munitions programs. For ground forces, the group manufactures vehicle armor, M2 heavy machine guns and MK19 and MK47 grenade launchers. For airborne platforms, the group produces weapons for many foreign customers and all U.S. fighter aircraft, including high-speed Gatling guns for fixed-wing aircraft and the Hydra-70 family of rockets. We are also a global manufacturer and supplier of composite aircraft and ground equipment components and highly engineered axles, suspensions, brakes and aftermarket parts for a variety of military and commercial customers.
Our munitions portfolio covers the full breadth of naval, air and ground forces applications across all calibers and weapon platforms for the U.S. government and its allies. The group holds leading munitions supply positions for products such as large caliber tank ammunition, medium caliber ammunition, mortar and artillery projectiles, tactical missile aerostructures and high-performance warheads, military propellants and conventional bombs and bomb cases.
The Combat Systems group continues to emphasize operational execution and business optimization initiatives to drive cost reductions as the group delivers on its backlog. As an example, we are aligning our European business for anticipated lower demand, ensuring that we are competitively positioned for the future. In an environment of dynamic threats and evolving customer needs, the group remains focused on innovation, affordability and speed-to-market to deliver on our current programs and to secure new opportunities.
Revenues for the Combat Systems group were 27 percent of our consolidated revenues in 2010 and 2011 and 25 percent in 2012. Revenues by major products and services were as follows:

Year Ended December 31	2010	2011	2012
Wheeled combat vehicles	$3,961	$4,220	$3,930
Munitions and propellant	1,359	1,314	1,252
Tanks and tracked vehicles	1,567	1,159	792
Rockets and gun systems	728	740	698
Engineering and development	408	397	516
Drivetrain components and other	855	997	804
Total Combat Systems	$8,878	$8,827	$7,992
MARINE SYSTEMS
Our Marine Systems group designs, builds and supports submarines and surface ships. We are one of two primary shipbuilders for the U.S. Navy. The group’s diverse portfolio of platforms and capabilities includes:

•	nuclear-powered submarines (Virginia class and Ohio-class replacement),

•	surface combatants (DDG-51 and DDG-1000),

•	auxiliary and combat-logistics ships (MLP and T-AKE),

•	commercial ships (Jones Act ships),

•	design and engineering support, and

•	overhaul, repair and lifecycle support services.
Our work for the Navy includes the construction of new ships and the design and development of next-generation platforms to help meet evolving missions and maintain desired fleet size. The group also provides maintenance, repair and modernization services to help maximize the life and effectiveness of in-service ships and maintain their relevance to the Navy’s current requirements. This business consists primarily of major ship-construction programs awarded under large, multi-ship contracts that span several years. The group’s current Navy construction programs are the Virginia-class nuclear-powered submarine, the Arleigh Burke-class (DDG-51) and Zumwalt-class (DDG-1000) guided-missile destroyers, and the Mobile Landing Platform (MLP) auxiliary support ship.
The Virginia-class submarine includes capabilities for open-ocean and littoral missions. These stealthy boats are well-suited for a variety of global assignments, including intelligence gathering, special-operations missions and sea-based missile launch. The Virginia-class program includes 30 submarines, which the customer is procuring in multi-ship blocks. The group has delivered nine of 18 boats under contract in conjunction with an industry partner that shares in the construction of these vessels. The remaining nine boats under contract extend deliveries through 2018. We have submitted a proposal for the next block of submarines under the program expected to be awarded near the end of 2013.
We are the lead designer and producer of DDG-51s, the only active destroyer in the Navy’s global surface fleet, managing the design, modernization and lifecycle support of these ships. DDG-51s are multi-mission combatants that offer defense against a wide range of threats, including ballistic missiles. In 2012, we delivered the final DDG-51 ship under the prior multi-ship contract. In connection with the Navy’s restart of the DDG-51 program, we have been awarded construction contracts for two destroyers. Delivery of these ships is scheduled for 2016 and 2017. We have submitted a competitive bid for a multi-ship construction contract that is expected to be awarded in the first half of 2013.
The group is also currently building the three ships planned under the DDG-1000 destroyer program, the Navy’s next-generation, guided-missile naval destroyer. These ships are equipped with numerous advanced technology and survivability systems, including a low radar profile, an integrated power system and advanced gun systems that provide a three-fold increase in range over current naval surface weapons.

Construction and delivery of the destroyer requires integration of components manufactured by others and supplied as government-furnished material. Deliveries of the ships are scheduled for 2015, 2016 and 2018.
The group’s MLP auxiliary support ship serves as a floating transfer station, improving the Navy’s ability to deliver equipment and cargo to areas without adequate port access. In 2012, the group was awarded a construction contract for the third ship in the program. Construction of the first two ships is underway, with delivery of one ship per year beginning in 2013. The Navy’s long-term shipbuilding plan includes procurement of a fourth ship in 2014.
In 2012, the group delivered the final ship under the 14-ship T-AKE program, marking the completion of a shipbuilding program that spanned more than a decade. T-AKE ships support multiple missions for the Navy and incorporate marine technologies and commercial ship-design features to minimize operating and maintenance costs over the ships’ service life. Throughout the course of the program, the group reduced the hours required to build a single ship by nearly 80 percent.
We are also developing new technologies and naval platforms. These design and engineering efforts include initial concept studies for the development of the next-generation ballistic-missile submarine, which is expected to replace the Ohio class of ballistic missile submarines. We received an award in the fourth quarter of 2012 for the design of the submarine. In conjunction with these efforts, the group is participating in the design of the Common Missile Compartment under joint development for the U.S. Navy and the U.K. Royal Navy.
In addition to these design and construction programs, Marine Systems provides comprehensive ship and submarine overhaul, repair and lifecycle support services to extend the service life and maximize the value of these ships to the customer. We operate the only full-service maintenance and repair shipyard on the West Coast. With the recent acquisition of two repair operations, we have extended the reach of our surface-ship repair capabilities in several major Navy ports on the East Coast. We also provide extensive submarine repair services in a variety of U.S. locations. Recently, we were awarded a contract for advance planning and preliminary execution of restoration efforts on USS Miami, which was badly damaged in a fire. We also provide allied navies with program management, planning, engineering and design support for submarine and surface-ship construction programs. In addition, we are a leading operator of ships for the U.S. Military Sealift Command and commercial customers.
Marine Systems has the proven capability to design and produce ships for commercial customers to meet the Jones Act requirement that ships carrying cargo between U.S. ports be built in U.S. shipyards. In the fourth quarter of 2012, we were awarded a contract for the construction of two liquefied natural gas (LNG)-powered containerships. Construction is scheduled to begin in 2014 with deliveries in 2015 and 2016. When complete, the containerships are expected to be the largest ships of any type in the world primarily powered by LNG. We anticipate that the age of the Jones Act fleet and environmental regulations that require double-hull tankers and impose emission control limits will provide additional commercial shipbuilding opportunities.
To further the group’s goals of efficiency, technological innovation, affordability for the customer and continuous improvement, we make strategic investments in our business, often in cooperation with the Navy and local governments. In addition, Marine Systems leverages its design and engineering expertise across its shipyards to improve program execution and generate cost savings. This knowledge-sharing enables the group to use resources more efficiently and drive process improvements. We are well-positioned to continue to fulfill the ship-construction and support requirements of our Navy and commercial customers.
Revenues for the Marine Systems group were 21 percent of our consolidated revenues in 2010, 20 percent in 2011 and 21 percent in 2012. Revenues by major products and services were as follows:

Year Ended December 31	2010	2011	2012
Nuclear-powered submarines	$3,587	$3,696	$3,601
Surface combatants	1,360	1,191	1,152
Auxiliary and commercial ships	961	930	746
Repair and other services	769	814	1,093
Total Marine Systems	$6,677	$6,631	$6,592
INFORMATION SYSTEMS AND TECHNOLOGY
Our Information Systems and Technology group provides critical technologies, products and services that support a wide range of government and commercial communication and information sharing and security needs. The group consists of a three-part portfolio centered on secure mobile communication systems, information technology solutions and mission support services, and intelligence, surveillance and reconnaissance systems.
Secure mobile communication systems – We design, manufacture and deliver secure communication systems, command-and-control systems and operational hardware to customers in the U.S. Department of Defense (DoD), the intelligence community and federal civilian and public safety agencies, and to international customers. Our leadership in this market results from decades of domain expertise with legacy systems, incumbency on today’s programs and continuous innovation that encompasses key technologies at the center of our customers’ missions. The group’s solutions include:

•	fixed and mobile radio and satellite communications systems and antenna technologies;

•	information assurance and encryption technologies, products, systems and services that ensure the security and integrity of fixed and mobile digital communications;

•	battlespace command-and-control systems; and

•	broadband networking.
This market is characterized by programs that enhance the customer’s ability to communicate, collaborate and access vital information through high-bandwidth, on-the-move Internet-like battlefield networks. Key programs include the U.S. Army’s Warfighter Information Network-Tactical (WIN-T) and the Handheld Manpack Small Form Fit (HMS) family of radios, which includes the AN/PRC-154 Rifleman and AN/PRC-155 Manpack radios and several other small networking radios.
WIN-T is the Army’s primary mobile battlefield communications network which provides soldiers secure, high-speed, high-capacity voice, data and video communications. As the prime contractor, we are responsible for the design, engineering, integration, production, program management and support of the network. The first increment of WIN-T is now fully deployed. The second increment, which adds on-the-move command and control and other capabilities, completed operational tests in May and began fielding in October of 2012. The third increment, which is in the development and testing phase, will provide enhanced network reliability, increased capacity and smaller, more-tightly integrated communications and networking gear.
We are the prime contractor for the HMS program, which provides networking radios that give soldiers secure, mobile voice, video and data communications capabilities, similar to those available through commercial cellular networks. The Rifleman radio has been deployed in Afghanistan with the Army’s 75th Ranger Regiment and 10th Mountain Division. The Manpack radio has demonstrated its capabilities through extensive government tests and the Army has announced plans to field it to five brigade combat teams in 2013. The Army has purchased more than 26,000 HMS radios from us and plans to procure competitively more than 240,000 over the life of the program.

Information Systems and Technology delivers similar communications and information-sharing benefits to many federal civilian customers. Since 2001, we have delivered more than 13,500 radios to the FAA, allowing air traffic controllers to communicate with commercial and military aircraft throughout the nation’s airspace, and we were recently awarded a contract to provide the FAA updated radios using the latest in communications technology.
We also provide many of these tactical communications capabilities to non-U.S. customers, including the Canadian Department of National Defence, the U.K. Ministry of Defence and public agencies and private companies in Europe and the Middle East. For example, we designed, procured, integrated and installed the telecommunications, security and control systems for the newly operating Khalifa Port in the United Arab Emirates, helping to make it among the most technologically advanced ports in the world.
Information technology solutions and mission support services – We provide mission-critical information technology (IT) and highly specialized mission-support services to the U.S. defense and intelligence communities; the Departments of Homeland Security and Health and Human Services and other federal civilian agencies; and commercial and international customers. We support the IT lifecycle from design and integration to operation and maintenance. We specialize in:

•	mission-operations simulation and training systems and services,

•	large-scale data center optimization and modernization,

•	network operations and maintenance,

•	health information technology solutions and services, and

•	secure wireless and wire-line networks and enterprise infrastructure.
In this market, Information Systems and Technology has a long-standing reputation for excellence in providing technical-support personnel and domain specialists, many of whom possess high-level clearances, to help customers execute their missions effectively. Frequently, our employees are the on-call staff that provides technical support for commercial desktop technology and mission-specific hardware. For example, we operate approximately 20 security operations centers and 15 critical incident response teams. Our employees also develop, install and operate mission systems on a daily basis. We are also at the forefront of cloud technologies and services.
Information Systems and Technology supplies network-modernization and IT infrastructure services to U.S. government customers, commercial wireless network providers and federal, state and local public safety agencies. We work closely with our customers to ensure these network infrastructures are secure, efficient, scalable and cost-effective. We are currently providing full enterprise support in the relocation of the Department of Homeland Security’s headquarters to the St. Elizabeths campus in Washington, D.C., including establishing a state-of-the-art IT infrastructure.
The group is also a leading provider of IT solutions in the fast-growing market for government and commercial healthcare technology modernization. Our offerings include data management, analytics, fraud prevention and detection software, decision support, process automation solutions and program management solutions for deployed IT military health systems. For the Centers for Medicare & Medicaid Services, we are supporting the government’s implementation of healthcare reform and medical benefits programs by delivering an automated Medicare claim adjudication system that efficiently manages the large volume of medical and healthcare claims. We also provide critical citizen services, including support for Medicare claims, contact center services, and student loan processing and administration for the Department of Education.

Intelligence, surveillance and reconnaissance systems – We provide mission systems development, integration and operations support to customers in the U.S. defense, intelligence and homeland security communities, and to U.S. allies. These offerings include:

•	cyber security services and products;

•	open-architecture mission systems;

•	signals and information collection, processing and distribution systems;

•	imagery solutions, sensors and cameras; and

•	special-purpose computing.
Information Systems and Technology’s experience in securing and protecting government organizations from network attacks has resulted in a market-leading position in cyber security. The group offers a range of cyber security services and products that help government and commercial customers protect their networks and prevent data breaches by providing real-time network visibility. For example, we are a principal support contractor for the Department of Homeland Security’s U.S. Computer Emergency Readiness Team, which provides defense against and response to cyber attacks for U.S. executive branch agencies. We also leverage our expertise to provide investigative, forensic and network remediation services to commercial victims of cyber attacks, including retail and financial services firms.
Information Systems and Technology has a 50-year legacy of providing advanced fire control systems for Navy submarine programs and is developing and integrating commercial off-the-shelf software and hardware upgrades to improve the tactical control capabilities for several submarine classes. This initiative leads the implementation of the Navy’s open-architecture approach on submarines with a design that emphasizes shared standards, providing greater interoperability, scalability and supplier independence. Capitalizing on this expertise and open-architecture approach, we developed the combat and seaframe control systems and are the lead systems integrator for the Navy’s Independence-class Littoral Combat Ship (LCS). We are also designing, integrating and testing the electronic systems for the Navy’s 10-ship Joint High Speed Vessel program.
The group’s three principal markets continue to be driven by the expanding needs of our diverse customer base, including improved mobile communications and real-time intelligence, IT network and business system consolidation and modernization, cyber security services and emergency response systems and services.
Revenues for the Information Systems and Technology group were 36 percent of our consolidated revenues in 2010, 34 percent in 2011 and 32 percent in 2012. Revenues by major products and services were as follows:

Year Ended December 31	2010	2011	2012
Mobile communication systems	$5,134	$4,511	$3,425
IT solutions and mission support services	4,262	4,601	4,545
Intelligence, surveillance and reconnaissance systems	2,216	2,109	2,047
Total Information Systems and Technology	$11,612	$11,221	$10,017

CUSTOMERS
In 2012, 66 percent of our revenues were from the U.S. government, 13 percent were from U.S. commercial customers, 8 percent were from international defense customers, and the remaining 13 percent were from international commercial customers.

U.S. GOVERNMENT
Our primary customers are the U.S. Department of Defense (DoD) and intelligence community. We also contract with other U.S. government customers, including the Department of Homeland Security, Department of Health and Human Services, Centers for Medicare & Medicaid Services and several first-responder agencies. Our revenues from the U.S. government were as follows:

Year Ended December 31	2010	2011	2012
DoD	$20,446	$19,221	$17,217
Non-DoD	1,941	2,212	2,382
Foreign Military Sales (FMS)*	876	1,170	1,206
Total U.S. government	$23,263	$22,603	$20,805
Percent of total revenues	72%	69%	66%
* In addition to our direct international sales, we sell to foreign governments through the FMS program. Under the FMS program, we contract with and are paid by the U.S. government and the U.S. government assumes the risk of collection from the foreign government customer.
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
Fixed-price contracts accounted for approximately 55 percent of our U.S. government business in 2011 and 56 percent in 2012; cost-reimbursement contracts accounted for approximately 38 percent in 2011 and 39 percent in 2012; and time-and-materials contracts accounted for approximately 7 percent in 2011 and 5 percent in 2012.
Each of these contract types presents advantages and disadvantages. Fixed-price contracts typically have higher fee levels as we assume more risks, such as any cost overruns under our control. These types of contracts offer additional profits when we complete the work for less than the contract amount. Cost-reimbursement contracts generally subject us to lower risk. Accordingly, the negotiated base fees are usually lower than on fixed-price contracts. Cost-reimbursement contracts also can include fee provisions that allow the customer to make additional payments when we satisfy specific performance criteria. Additionally, not all costs are allowable under these types of contracts and the government carefully reviews the costs we charge. Under time-and-materials contracts, our profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Additionally, because these contracts can provide little or no fee for managing material costs, the content mix can impact the profit margins.
U.S. COMMERCIAL
Our U.S. commercial revenues were $3.2 billion in 2010, $3.8 billion in 2011 and $4.2 billion in 2012. This represented approximately 10 percent of our consolidated revenues in 2010, 12 percent in 2011 and 13 percent in 2012. The majority of these revenues are for business-jet aircraft and services where our customer base consists of individuals and public and privately held companies representing a wide range of industries. Other commercial products include drivetrain components and aftermarket parts in our Combat Systems group, Jones Act ships in our Marine Systems group and a variety of products and services in our Information Systems and Technology group.

INTERNATIONAL
Our direct revenues from government and commercial customers outside the United States were $6 billion in 2010, $6.3 billion in 2011 and $6.5 billion in 2012. This represented approximately 18 percent of our consolidated revenues in 2010, 19 percent in 2011 and 21 percent in 2012.
We conduct business with government customers around the world with primary subsidiary operations in Australia, Brazil, Canada, France, Germany, Italy, Mexico, Spain, Switzerland and the United Kingdom. Our non-U.S. defense subsidiaries are committed to maintaining long-term relationships with their respective governments and have distinguished themselves as principal regional suppliers and employers.
Our international commercial business consists primarily of business-jet aircraft exports and worldwide aircraft services. The market for business-jet aircraft and related services outside North America has expanded significantly in recent years, particularly in emerging markets. While the installed base of aircraft is concentrated in North America, orders from international customers represent a growing segment of our aircraft business with approximately 60 percent of total backlog in 2012.
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
COMPETITION

Several factors determine our ability to compete successfully in the defense and business-aviation markets. While customers’ evaluation criteria vary, the principal competitive elements include:

•	the technical excellence, reliability and cost competitiveness of our products and services;

•	our ability to innovate and develop new products and technology that improve mission performance and adapt to dynamic threats;

•	successful program execution and on-time delivery of complex, integrated systems;

•	our global footprint and accessibility to customers;

•	our indigenous presence in the countries of several key customers;

•	the reputation and customer confidence derived from our past performance; and

•	the successful management of customer relationships.

DEFENSE MARKET COMPETITION
The U.S. government contracts with numerous domestic and foreign companies for products and services. We compete against other large platform and system-integration contractors as well as smaller companies that specialize in a particular technology or capability. Internationally, we compete with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers based in the countries where we operate. Our Combat Systems group competes with a large number of domestic and foreign businesses. Our Marine Systems group has one primary competitor with which it also partners on the Virginia-class submarine program. Our Information Systems and Technology group competes with many companies, from large defense companies to small niche competitors with specialized technologies. The operating cycle of many of our major platform programs can result in sustained periods of program continuity when we perform successfully.
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

BUSINESS-JET AIRCRAFT MARKET COMPETITION
The Aerospace group has several competitors for each of its Gulfstream products, with more competitors for the shorter-range aircraft. Key competitive factors include aircraft safety, reliability and performance; comfort and in-flight productivity; service quality, global footprint and responsiveness; technological and new-product innovation; and price. We believe that Gulfstream competes effectively in all of these areas.
The Aerospace group competes worldwide in its business-jet aircraft services business primarily on the basis of price, quality and timeliness. In its maintenance, repair and FBO businesses, the group competes with several other large companies as well as a number of smaller companies, particularly in the maintenance business. In its completions business, the group competes with other OEMs, as well as third-party providers.

BACKLOG
Our total backlog represents the estimated remaining value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

Summary backlog information for each of our business groups follows:

							2012 Total Backlog Not Expected to Be Completed in 2013
December 31	2011			2012
	Funded	Unfunded	Total	Funded	Unfunded	Total
Aerospace	$17,618	$289	$17,907	$15,458	$209	$15,667	$9,886
Combat Systems	10,283	1,137	11,420	7,442	1,298	8,740	3,221
Marine Systems	9,364	9,140	18,504	13,495	3,606	17,101	11,323
Information Systems and Technology	7,434	2,145	9,579	8,130	1,643	9,773	2,799
Total backlog	$44,699	$12,711	$57,410	$44,525	$6,756	$51,281	$27,229
RESEARCH AND DEVELOPMENT
To foster innovative product development and evolution, we conduct sustained R&D activities as part of our normal business operations. In the commercial sector, most of our Aerospace group’s R&D activities support Gulfstream’s product enhancement and development programs. In our U.S. defense businesses, we conduct customer-sponsored R&D activities under government contracts and company-sponsored R&D. In accordance with government regulations, we recover a significant portion of company-sponsored R&D expenditures through overhead charges to U.S. government contracts. For more information on our R&D activities, including our expenditures for the past three years, see Note A to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.

INTELLECTUAL PROPERTY
We develop technology, manufacturing processes and systems-integration practices. In addition to owning a large portfolio of proprietary intellectual property, we license some intellectual property rights to and from others. The U.S. government holds licenses to many of our patents developed in the performance of U.S. government contracts, and it may use or authorize others to use the inventions covered by these patents. Although these intellectual property rights are important to the operation of our business, no existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material impact on our business.
EMPLOYEES
On December 31, 2012, we and our subsidiaries had 92,200 employees, approximately one-fifth of whom work under collective agreements with various labor unions and worker representatives. Agreements covering approximately 6 percent of total employees are due to expire in 2013. Historically, we have renegotiated labor agreements without any significant disruption to operating activities.
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
Our business is not generally seasonal in nature. The timing of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are the primary drivers of our revenue recognition. In the United States, these factors are influenced by the federal government’s budget cycle. Internationally, work for many of our government customers is weighted toward the end of the calendar year, generally resulting in increasing revenues and earnings over the course of the year.

REGULATORY MATTERS
U.S. GOVERNMENT CONTRACTS
U.S. government contracts are subject to procurement laws and regulations. The Federal Acquisition Regulation (FAR) and the Cost Accounting Standards (CAS) govern the majority of our contracts. The FAR mandates uniform policies and procedures for U.S. government acquisitions and purchased services. Also, individual agencies can have acquisition regulations that provide implementing language for the FAR or that supplement the FAR. For example, the DoD implements the FAR through the Defense Federal Acquisition Regulation supplement (DFARs). For all federal government entities, the FAR regulates the phases of any product or service acquisition, including:

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
INTERNATIONAL
Our international sales are subject to the applicable foreign government regulations and procurement policies and practices, as well as U.S. policies and regulations. We are also subject to regulations governing investments, exchange controls, repatriation of earnings and import-export control.
BUSINESS-JET AIRCRAFT
The Aerospace group is subject to FAA regulation in the United States and other similar aviation regulatory authorities internationally, including the Civil Aviation Administration of Israel (CAAI), the European Aviation Safety Agency (EASA) and the Civil Aviation Administration of China (CAAC). For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority and each aircraft must receive a certificate of airworthiness. Aircraft outfitting and completions also require approval by the appropriate aviation authority, which often is accomplished through a supplemental type certificate. Aviation authorities can require changes to a specific aircraft or model type before granting approval. Maintenance facilities and charter operations must be licensed by aviation authorities as well.

ENVIRONMENTAL
We are subject to a variety of federal, state, local and foreign environmental laws and regulations. These laws and regulations cover the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities and at third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. As a PRP, we potentially are liable to the government or third parties for the cost of remediating contamination at a relevant site. In cases where we have been designated a PRP, generally we seek to mitigate these environmental liabilities through available insurance coverage and by pursuing appropriate cost-recovery actions. In the unlikely event we are required to fully fund the remediation of a site, the current statutory framework would allow us to pursue contributions from other PRPs. We regularly assess our compliance status and management of environmental matters.
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
AVAILABLE INFORMATION
We file several types of reports and other information with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports and information include an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. Free copies of these items are made available on our website (www.generaldynamics.com) as soon as practicable and through the General Dynamics investor relations office at (703) 876-3583.

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

Because three of our four business groups serve the defense market, our revenues are concentrated with the U.S. government. This customer relationship involves some specific risks. In addition, our sales to international customers expose us to different financial and legal risks. Despite the varying nature of our U.S. and international defense and business-aviation operations and the markets they serve, each group shares some common risks, such as the ongoing development of high-technology products and the price, availability and quality of commodities and subsystems.

The U.S. government provides a significant portion of our revenues. In each of the past three years, approximately two-thirds of our revenues were from the U.S. government. U.S. defense spending is driven by threats to national security. While the country has been under an elevated threat level for more than a decade, competing demands for federal funds could pressure all areas of spending. A decrease in U.S. government defense spending or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated, which could have some impact on our financial performance.

Several factors are currently affecting U.S. defense spending, including:

•
the fact that the Congress has not passed a fiscal year (FY) 2013 budget, resulting in the U.S. government, including the DoD, operating under a continuing resolution (CR) that provides funding at FY 2012 levels through March 2013;

•
a $487 billion, or approximately 8 percent, reduction to previously-planned defense funding over the next decade as mandated by the Budget Control Act of 2011 (BCA). These cuts were incorporated into the FY 2013 proposed defense budget; and

•
a sequester mechanism, also part of the BCA, that would impose an additional $500 billion of defense cuts over nine years starting in FY 2013, which represents approximately 9 percent of planned defense funding over the period.

While we are unable to predict the exact impact on our programs or financial outlook, these factors, particularly the funding reductions of the magnitude imposed by the sequester mechanism as written, could in the aggregate have material adverse operational and financial consequences, depending on how the cuts are allocated across the budget. Due to its shorter-cycle businesses, the Information Systems and Technology outlook is more sensitive than our other defense groups to any additional budget cuts that may occur. For additional information relating to the U.S. defense budget, see the Business Environment section of

Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7, of this Annual Report on Form 10-K.

U.S. government contracts are not always fully funded at inception and are subject to termination. Our U.S. government revenues are funded by agency budgets that operate on an October-to-September fiscal year. Early each calendar year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. For the remainder of the year, the appropriations and authorization committees of the Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

There are two primary risks associated with the U.S. government budget cycle. First, the annual process may be delayed or disrupted. For example, changes in congressional schedules due to elections or other legislative priorities, or negotiations for program funding levels can interrupt the process. If the annual budget is not approved by the beginning of the government fiscal year, portions of the U.S. government can shut down or operate under a CR that maintains spending at prior year levels, which can impact funding for our programs and timing of new awards. Second, the Congress typically appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Future revenues under existing multi-year contracts are conditioned on the continuing availability of congressional appropriations. Changes in appropriations in subsequent years may impact the funding available for these programs. Delays or changes in funding can impact the timing of available funds or lead to changes in program content.

In addition, U.S. government contracts generally permit the government to terminate a contract, in whole or in part, for convenience. If a contract is terminated for convenience, a contractor usually is entitled to receive payments for its allowable costs and the proportionate share of fees or earnings for the work performed. The government may also terminate a contract for default in the event of a breach by the contractor. If a contract is terminated for default, the government in most cases pays only for the work it has accepted. The loss of anticipated funding or the termination of multiple or large programs could have a material adverse effect on our future revenues and earnings.

Government contractors are subject to audit by the U.S. government. U.S. government agencies routinely audit and review government contractors. These agencies review a contractor’s performance under its contracts and compliance with applicable laws, regulations and standards. The U.S. government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, labor, accounting and information systems. In some cases, audits may result in contractor costs not being reimbursed or subject to repayment. If an audit or investigation were to result in allegations against a contractor of improper or illegal activities, civil or criminal penalties and administrative sanctions could result, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, reputational harm could result if allegations of impropriety were made.

Our Aerospace group is subject to changing customer demand for business aircraft. Our Aerospace group’s business-jet market is driven by the demand for business-aviation products and services by business, individual and government customers in the United States and around the world. The group’s results also depend on other factors, including general economic conditions, the availability of credit and trends in capital goods markets. In addition, if customers default on existing contracts and the contracts are not replaced, the group’s anticipated revenues and profitability could be materially reduced as a result.

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
If there is a significant change in one or more of these circumstances or estimates, or if the risks under our contracts are not managed adequately, the profitability of our contracts may be adversely affected. This could affect our earnings and margins materially.

Our earnings and margins depend in part on subcontractor and vendor performance. We rely on other companies to provide materials, components and subsystems for our products. Subcontractors also perform some of the services that we provide to our customers. We depend on these subcontractors and vendors to meet our contractual obligations in full compliance with customer requirements. We manage our supplier base carefully to avoid customer problems. However, we sometimes rely on only one or two sources of supply that, if disrupted, could have an adverse effect on our ability to meet our customer commitments. Our ability to perform our obligations as a prime contractor may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner.

International sales and operations are subject to different, and sometimes greater, risks that may be associated with doing business in foreign countries. In some countries there is increased chance for economic, legal or political changes, and procurement procedures may be less robust or mature, which may complicate the contracting process. Our international business may be sensitive to changes in a foreign government’s budgets, leadership and national priorities, including the current European fiscal condition. International transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. An unfavorable event or trend in any one or more of these factors could materially adversely affect revenues and earnings associated with our international business. In addition, some international government customers require contractors to enter into letters of credit, performance or surety bonds, bank guarantees and other similar arrangements or to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, that require us to satisfy certain requirements. If we do not satisfy these requirements, our future revenues and earnings may be materially adversely affected.

Our future success depends, in part, on our ability to develop new products and technologies and maintain a qualified workforce to meet the needs of our customers. Many of the products and services we provide involve sophisticated technologies and engineering, with related complex manufacturing and system integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends, in part, on our ability to continue to develop, manufacture and provide innovative products and services and bring those offerings to market quickly at cost-effective prices. Because of the highly specialized nature of our business, we must hire and retain the skilled and qualified personnel necessary to perform the services required by our customers. If we are unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, our future revenues and earnings may be materially adversely affected.

We have made and expect to continue to make investments, including acquisitions and joint ventures, that involve risks and uncertainties. When evaluating potential mergers and acquisitions, we make judgments regarding the value of business opportunities, technologies and other assets and the risks and costs of potential liabilities based on information available to us at the time of the transaction. Whether we realize the anticipated benefits from these transactions depends on multiple factors, including our integration of the businesses involved, the performance of the underlying products, capabilities or technologies, market conditions following the acquisition and acquired liabilities. These factors could materially adversely affect our financial results, including future impairment charges.

Our business could be negatively impacted by cyber security events and other disruptions. As a defense contractor, we face various cyber security threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, as well as threats to physical security. We also design and manage information technology systems for various customers. We generally face the same security threats for these systems as for our own. Accordingly, we maintain information security policies and procedures for managing all systems. If any of these threats were to materialize, the event could cause harm to our business and our reputation and challenge our eligibility for future work on sensitive or classified systems for U.S. government customers, as well as negatively impact our results of operations materially.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in a number of offices, manufacturing plants, laboratories, warehouses and other facilities in the United States and abroad. We believe our facilities are adequate for our present needs and, given planned improvements and construction, expect them to remain adequate for the foreseeable future.

On December 31, 2012, our business groups had primary operations at the following locations:

•
Aerospace – Lincoln and Long Beach, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Cahokia, Illinois; Bedford and Westfield, Massachusetts; Las Vegas, Nevada; Teterboro, New Jersey; Dallas and Houston, Texas; Appleton, Wisconsin; Sorocaba, Brazil; Beijing and Hong Kong, China; Dusseldorf, Germany; Mexicali, Mexico; Moscow, Russia; Singapore; Basel, Geneva and Zurich, Switzerland; Dubai, United Arab Emirates; Luton, United Kingdom.

•
Combat Systems – Anniston, Alabama; East Camden and Hampton, Arkansas; Healdsburg, California; Crawfordsville, St. Petersburg and Tallahassee, Florida; Chicago and Marion, Illinois; Saco, Maine; Westminster, Maryland; Shelby Township, Sterling Heights and Troy, Michigan; Joplin, Missouri; Lincoln, Nebraska; Charlotte, North Carolina; Lima, Ohio; Eynon, Red Lion and Scranton, Pennsylvania; Edgefield and Ladson, South Carolina; Garland, Texas; Burlington and Williston, Vermont; Marion and Woodbridge, Virginia; Auburn, Washington; Oshkosh, Wisconsin; Vienna, Austria; Edmonton, London, La Gardeur, St. Augustin and Valleyfield, Canada; St. Etienne, France; Kaiserslautern, Germany; Granada, La Coruna, Oviedo, Sevilla and Trubia, Spain; Kreuzlingen, Switzerland.

•
Marine Systems – San Diego, California; Groton and New London, Connecticut; Jacksonville, Florida; Bath and Brunswick, Maine; North Kingstown, Rhode Island; Chesapeake and Norfolk, Virginia; Mexicali, Mexico.

•
Information Systems and Technology – Cullman, Alabama; Phoenix and Scottsdale, Arizona; San Diego and Santa Clara, California; Colorado Springs, Colorado; Orlando and Tampa, Florida; Coralville, Iowa; Lawrence, Kansas; Annapolis Junction and Towson, Maryland; Needham, Pittsfield and Taunton, Massachusetts; Ypsilanti, Michigan; Bloomington, Minnesota; Nashua, New Hampshire; Florham Park, New Jersey; Greensboro and Newton, North Carolina; Kilgore, Texas; Arlington, Chantilly, Chesapeake, Fairfax, Herndon and Richmond, Virginia; Calgary and Ottawa, Canada; Tallinn, Estonia; Oakdale, St. Leonards, Tewkesbury and Throckmorton, United Kingdom.

A summary of floor space by business group on December 31, 2012, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	4.3	4.2	—	8.5
Combat Systems	8.3	5.3	7.7	21.3
Marine Systems	8.2	2.2	—	10.4
Information Systems and Technology	3.2	8.6	0.9	12.7
Total	24.0	20.3	8.6	52.9

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
The high and low sales prices of our common stock and the cash dividends declared on our common stock for each quarter of 2011 and 2012 are included in the Supplementary Data contained in Part II, Item 8, of this Annual Report on Form 10-K.
On January 27, 2013, there were approximately 14,000 holders of record of our common stock.
For information regarding securities authorized for issuance under our equity compensation plans, see Note O to the Consolidated Financial Statements contained in Part II, Item 8, of this Annual Report on Form 10-K.
We did not make any unregistered sales of equity securities in 2012.
On June 7, 2012, with 2.4 million shares remaining under a prior authorization, the board of directors authorized management to repurchase 10 million shares of common stock on the open market. We did not repurchase any shares in the fourth quarter and approximately 10.9 million shares remain authorized for repurchase. Unless terminated or extended earlier by resolution of the board of directors, the program will expire when the number of authorized shares has been repurchased.
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

ITEM 6. SELECTED FINANCIAL DATA
The following table presents selected historical financial data derived from the Consolidated Financial Statements and other company information for each of the five years presented. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto.

(Dollars and shares in millions, except per-share and employee amounts)
	2008	2009	2010	2011	2012
Summary of Operations
Revenues	$29,300	$31,981	$32,466	$32,677	$31,513
Operating earnings	3,653	3,675	3,945	3,826	833
Operating margin	12.5%	11.5%	12.2%	11.7%	2.6%
Interest, net	(66)	(160)	(157)	(141)	(156)
Provision for income taxes, net	1,126	1,106	1,162	1,166	873
Earnings (loss) from continuing operations	2,478	2,407	2,628	2,552	(332)
Return on sales (a)	8.5%	7.5%	8.1%	7.8%	(1.1)%
Discontinued operations, net of tax	(19)	(13)	(4)	(26)	—
Net earnings (loss)	2,459	2,394	2,624	2,526	(332)
Diluted earnings (loss) per share:
Continuing operations (b)	6.22	6.20	6.82	6.94	(0.94)
Net earnings (loss) (b)	6.17	6.17	6.81	6.87	(0.94)
Cash Flows
Net cash provided by operating activities	$3,124	$2,855	$2,986	$3,238	$2,687
Net cash used by investing activities	(3,663)	(1,392)	(408)	(1,974)	(656)
Net cash used by financing activities	(718)	(806)	(2,226)	(1,201)	(1,382)
Net cash used by discontinued operations	(13)	(15)	(2)	(27)	(2)
Cash dividends declared per common share	1.40	1.52	1.68	1.88	2.04
Financial Position
Cash and equivalents	$1,621	$2,263	$2,613	$2,649	$3,296
Total assets	28,373	31,077	32,545	34,883	34,309
Short- and long-term debt	4,024	3,864	3,203	3,930	3,909
Shareholders’ equity	10,053	12,423	13,316	13,232	11,390
Debt-to-equity (c)	40.0%	31.1%	24.1%	29.7%	34.3%
Book value per share (d)	26.00	32.21	35.79	37.12	32.20
Operating working capital (e)	624	948	1,104	1,195	746
Other Information
Free cash flow from operations (f)	$2,634	$2,470	$2,616	$2,780	$2,237
Return on invested capital (g)	18.5%	17.8%	17.5%	16.5%	(0.4)%
Funded backlog	51,712	45,856	43,379	44,699	44,525
Total backlog	74,127	65,545	59,561	57,410	51,281
Shares outstanding	386.7	385.7	372.1	356.4	353.7
Weighted average shares outstanding:
Basic	396.2	385.5	381.2	364.1	353.3
Diluted	398.7	387.9	385.2	367.5	353.3
Employees	92,300	91,700	90,000	95,100	92,200
Sales per employee (h)	342,600	346,500	358,100	358,600	337,300

(a)	Return on sales is calculated as earnings (loss) from continuing operations divided by revenues.

(b)	2012 amounts exclude dilutive effect of stock options and restricted stock as it would be antidilutive.

(c)	Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.

(d)	Book value per share is calculated as total equity divided by total outstanding shares as of year end.

(e)
Operating working capital is calculated as accounts receivable, contracts in process (excluding “other contract costs” - see Note G to the Consolidated Financial Statements in Item 8) and inventories less accounts payable, customer advances and deposits, and liabilities for salaries and wages.

(f)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a reconciliation of net cash provided by operating activities to free cash flow from operations.

(g)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the calculation of return on invested capital.

(h)	Sales per employee is calculated as revenues for the past 12 months divided by the average number of employees for the period.

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For an overview of our business groups, including a discussion of products and services provided, see the Business discussion contained in Part I, Item 1, of this Annual Report on Form 10-K.

BUSINESS ENVIRONMENT
As approximately two-thirds of our revenues are from the U.S. government, our financial performance is impacted by the level of U.S. defense spending. Currently, the U.S. government, including the Department of Defense (DoD), is operating under a continuing resolution (CR) that provides funding at fiscal year (FY) 2012 levels through March 2013. A CR does not generally fund new program starts or new multi-year contracts. A series of CRs over the past several years has negatively impacted the flow of contract awards, particularly in our shorter-cycle Information Systems and Technology business group.
While U.S. military budgets are generally driven by national security requirements, the country’s current fiscal shortfall is negatively influencing defense spending. The Budget Control Act of 2011 (BCA) mandated a $487 billion, or approximately 8 percent, reduction to previously-planned defense funding over the next decade. These cuts were incorporated into the FY 2013 proposed defense budget. In addition, the BCA included a sequester mechanism that would impose an additional $500 billion of defense cuts over nine years starting in FY 2013, which represents approximately 9 percent of planned defense funding over the period. If sequestration is triggered, the FY 2013 defense budget could be lowered by as much as $40 to $50 billion, or approximately 9 percent. However, how these reductions would be implemented has not been defined. Congress recently extended the deadline for resolving sequestration to March 1, 2013. As of February 7, 2013, a solution has not been identified.
For FY 2013, the President requested total defense funding of $525 billion, which is down from FY 2012 funding of $531 billion. We anticipate that Congress will consider the FY 2013 defense spending bill in conjunction with the expiration of the current CR at the end of March. At that time, the CR will either be extended through the government’s year end, thereby keeping FY 2013 spending at FY 2012 levels, or the FY 2013 funding bill will be passed. The President has not yet published the FY 2014 budget request, although the FY 2014 topline mandated by budget reduction legislation is $527 billion. Because budget expenditures lag congressional funding, our associated revenues and earnings in a given year do not correspond directly with the current year budgeted amounts.
In addition to the impact of U.S. budget deficit reduction negotiations, defense spending decisions over the next several years may also be shaped by the ongoing Quadrennial Defense Review (QDR), an analysis of military priorities and requirements commissioned every four years. We expect defense funding requirements to continue to be influenced by the following:

•	the imperative to provide support for the warfighter in the face of threats posed by an uncertain global security environment, including the DoD’s increased emphasis on the Asia-Pacific region;

•	the number of troops deployed globally, coupled with the overall size of the U.S. military;

•	the need to reset and replenish equipment and supplies damaged and consumed in Iraq and Afghanistan since 2001; and

•	the need to modernize defense infrastructure to address the evolving requirements of modern-day warfare, including an emphasis on soldier survivability, enhanced battlefield communications and new technologies in the intelligence, surveillance and reconnaissance, unmanned systems and cyberspace arenas.
Despite these budget uncertainties, the long-term outlook for our U.S. defense business is buoyed by the relevance of our programs to the military’s funding priorities, the diversity of our programs and customers within the budget, our insight into customer requirements stemming from our incumbency on core programs, our ability to evolve our products to address a fast-changing threat environment and our proven track record of successful contract execution.
We continue to pursue opportunities presented by international demand for military equipment and information technologies from our indigenous international operations and through exports from our U.S. businesses. While the revenue potential can be significant, international defense budgets, much like U.S. budgets, are subject to unpredictable issues of contract award timing, changing priorities and overall spending pressures. As a result of the demonstrated success of our products and services, we would expect our international sales and exports to grow subject to overall economic conditions.
In our Aerospace group, business-jet market conditions were steady in 2012. The group benefited from robust flying hours across the installed base of Gulfstream aircraft, improved large-cabin order interest from North American corporate customers and lower customer contract defaults. We expect our continued investment in new aircraft products to support Aerospace’s long-term growth, as evidenced by the group’s newest aircraft offerings, the G280 and the G650. Similarly, we believe that aircraft-service revenues provide the group diversified exposure to aftermarket sales fueled by continued growth in the global installed business-jet fleet.

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important to an evaluation of our operating results. We recognize the majority of our revenues using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in our Aerospace and defense business groups.
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
The majority of the Aerospace group’s operating costs relates to new aircraft production for firm orders and consists of labor, material and overhead costs. The costs are accumulated in production lots and recognized as operating costs at green aircraft delivery based on the estimated average unit cost in a production lot. While changes in the estimated average unit cost for a production lot impact the level of operating costs, the amount of operating costs reported in a given period is based largely on the number and type of aircraft delivered. Operating costs in the Aerospace group’s completions and services businesses are generally recognized as incurred.

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
In the defense groups, revenue on long-term government contracts is recognized as work progresses, either as products are produced or services are rendered. As a result, changes in revenues are discussed generally in terms of volume, typically measured by the level of activity on individual contracts or programs. Year-over-year variances attributed to volume are due to changes in production or service levels and delivery schedules.
Operating costs for the defense groups consist of labor, material, subcontractor and overhead costs and are generally recognized as incurred. Variances in costs recognized from period to period primarily reflect increases and decreases in production or activity levels on individual contracts and, therefore, result largely from the same factors that drive variances in revenues.
Operating earnings and margins in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on revisions to estimates at completion on individual contracts. These revisions may result from increases or decreases to the estimated value of the contract, the estimated costs to complete or both. Therefore, changes in costs incurred in the period do not necessarily impact profitability. It is only when total estimated costs at completion change that profitability may be impacted. Contract mix refers to changes in the volume of higher- vs. lower-margin work. Higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).

CONSOLIDATED OVERVIEW

Year Ended December 31	2010		2011		2012
	Revenues	Operating Earnings	Revenues	Operating Earnings	Revenues	Operating Earnings
Aerospace	$5,299	$860	$5,998	$729	$6,912	$858
Combat Systems	8,878	1,275	8,827	1,283	7,992	663
Marine Systems	6,677	674	6,631	691	6,592	750
Information Systems and Technology	11,612	1,219	11,221	1,200	10,017	(1,369)
Corporate	—	(83)	—	(77)	—	(69)
	$32,466	$3,945	$32,677	$3,826	$31,513	$833

REVIEW OF 2011 VS. 2012

Year Ended December 31	2011	2012	Variance
Revenues	$32,677	$31,513	$(1,164)	(3.6)%
Operating costs and expenses	28,851	30,680	1,829	6.3%
Operating earnings	3,826	833	(2,993)	(78.2)%
Operating margins	11.7%	2.6%
Our revenues decreased in 2012 compared with 2011. Revenues decreased in the Information Systems and Technology’s mobile communication systems business and on several international wheeled vehicle contracts in the Combat Systems group. These decreases were partially offset by higher revenues in the Aerospace group due to increased deliveries of G650 aircraft. Operating costs increased in 2012 due to several discrete charges discussed below in conjunction with our business groups’ operating results, most significantly the $2 billion goodwill impairment recorded in the Information Systems and Technology group. As a result, operating earnings and margins decreased in 2012.
Product Revenues and Operating Costs

Year Ended December 31	2011	2012	Variance
Revenues	$21,440	$19,784	$(1,656)	(7.7)%
Operating costs	17,230	16,228	(1,002)	(5.8)%

Product revenues were lower in 2012 compared with 2011. The decrease in product revenues consisted of the following:

Aircraft manufacturing and outfitting	$791
Mobile communication products	(1,177)
European vehicle production	(636)
Ship construction	(404)
Other, net	(230)
Total decrease	$(1,656)
In 2012, aircraft manufacturing and outfitting revenues increased due to green deliveries of G650 aircraft, which began in the fourth quarter of 2011. More than offsetting this increase, mobile communication products revenues decreased due to protracted customer acquisition cycles and a slower than expected transition to follow-on work on several programs. Lower European vehicle production revenues were largely due to several contracts nearing completion and the revenue impact of the termination of the contract to provide Pandur vehicles to the Portuguese government. Ship construction revenues decreased due to the completion of the T-AKE combat-logistics ship program and timing of activity on the Virginia-class submarine program as the group transitions from the Block II to the Block III contract.
Product operating costs were lower in 2012 compared with 2011. The change in product operating costs primarily due to volume consisted of the following:

Primary changes due to volume:
Aircraft manufacturing and outfitting	$585
Mobile communication products	(850)
European vehicle production	(377)
Ship construction	(422)
(1,064)
Discrete charges	179
Other changes, net	(117)
Total decrease	$(1,002)
Discrete charges discussed in conjunction with the Combat Systems and Information Systems and Technology business groups’ operating results include $89 related to the termination of the contract to provide Pandur vehicles to the Portuguese government, $58 of ruggedized hardware inventory write-downs for products that ceased production in 2012 and $32 for cost growth associated with the demonstration phase of the Specialist Vehicle (SV) program for the U.K. Ministry of Defence. No other changes were material.
Service Revenues and Operating Costs

Year Ended December 31	2011	2012	Variance
Revenues	$11,237	$11,729	$492	4.4%
Operating costs	9,591	10,182	591	6.2%

Service revenues increased in 2012 compared with 2011. The increase in service revenues consisted of the following:

Ship engineering and repair	$358
Mobile communication support	91
Other, net	43
Total increase	$492
In 2012, the increase in ship engineering and repair revenues was driven by the recent acquisition of two East Coast surface-ship repair operations and higher volume on the U.S. Navy’s Ohio-class replacement engineering program. Mobile communication support revenues increased in 2012 primarily due to higher maintenance and long-term support activity on the U.K.-based Bowman communications systems program.

Service operating costs increased in 2012 compared with 2011. The increase in service operating costs primarily due to volume consisted of the following:

Primary changes due to volume:
Ship engineering and repair	$298
Mobile communication support	76
374
Intangible asset impairment	191
Other changes, net	26
Total increase	$591
The intangible asset impairment is in Jet Aviation’s maintenance business and discussed in conjunction with the Aerospace business group’s operating results. No other changes were material.

REVIEW OF 2010 VS. 2011

Year Ended December 31	2010	2011	Variance
Revenues	$32,466	$32,677	$211	0.6%
Operating costs and expenses	28,521	28,851	330	1.2%
Operating earnings	3,945	3,826	(119)	(3.0)%
Operating margin	12.2%	11.7%
Our revenues and operating costs were up slightly in 2011 compared with 2010. Revenues increased in the Aerospace group, primarily driven by initial green deliveries of the new G650 aircraft. This increase was partially offset by lower revenues in the Information Systems and Technology group’s mobile communication systems business. Operating costs also increased due to the impairment of an intangible asset in our Aerospace group. As a result, operating earnings and margins declined in 2011.
Product Revenues and Operating Costs

Year Ended December 31	2010	2011	Variance
Revenues	$21,723	$21,440	$(283)	(1.3)%
Operating costs	17,359	17,230	(129)	(0.7)%
Product revenues were lower in 2011 compared with 2010 due to lower revenues on mobile communication products and on several ship construction programs, most significantly on the DDG-1000 and DDG-51 destroyers and commercial product-carrier programs. These decreases were partially offset by higher aircraft manufacturing, outfitting and completions revenues due to initial green deliveries of the G650 aircraft. Product operating costs were lower in 2011 compared with 2010 primarily due to volume. However, the decrease in volume was partially offset by an impairment of an intangible asset in the completions business in our Aerospace group.
Service Revenues and Operating Costs

Year Ended December 31	2010	2011	Variance
Revenues	$10,743	$11,237	$494	4.6%
Operating costs	9,198	9,591	393	4.3%

Service revenues increased in 2011 compared with 2010 as growth on IT support and modernization programs for the DoD and the intelligence community, coupled with the acquisition of Vangent, Inc., resulted in higher IT services revenues. Additionally, the growing global installed base of business-jet aircraft and increased flying hours across the installed base resulted in higher aircraft services revenues. Service operating costs increased in 2011 compared with 2010 primarily due to volume.
OTHER INFORMATION
Goodwill Impairment
In 2012, we recorded a $2 billion goodwill impairment in the Information Systems and Technology group discussed below in conjunction with the business group’s operating results and in the Application of Critical Accounting Policies.
G&A Expenses
As a percentage of revenues, G&A expenses were 6 percent in 2010, 6.2 percent in 2011 and 7.2 percent in 2012. The increase in 2012 is due, in part, to restructuring-related charges in our European military vehicles business discussed below in conjunction with the Combat Systems business group’s operating results. We expect G&A expenses in 2013 to be approximately 6.5 percent of revenues.
Interest, Net
Net interest expense was $157 in 2010, $141 in 2011 and $156 in 2012. The 2012 increase in interest expense is due to the $750 net increase in long-term debt beginning in July 2011. We expect full-year 2013 net interest expense to be approximately $90. The significant expected decrease from 2012 results from our debt refinancing completed in December 2012 that lowered the weighted-average interest rate on our outstanding debt from 3.9 percent to 2.2 percent. See Note J to the Consolidated Financial Statements for additional information regarding our debt obligations.
Other, Net
In 2012, other expense included a $123 loss on the redemption of debt associated with the refinancing discussed above. In 2011, other income consisted primarily of a $38 gain from the sale of a business in our Combat Systems group.
Effective Tax Rate
Our effective tax rate was 30.7 percent in 2010, 31.4 percent in 2011 and 161.4 percent in 2012. The significant increase in 2012 was primarily due to the largely non-deductible goodwill impairment of $2 billion recorded in the Information Systems and Technology group and, to a lesser extent, the establishment of valuation allowances related to deferred tax assets in our international operations. For further discussion and a reconciliation of our effective tax rate from the statutory federal rate, see Note E to the Consolidated Financial Statements. We anticipate an effective tax rate of approximately 32 percent in 2013.
Discontinued Operations
In 2011, we recognized a $13 loss, net of taxes, in discontinued operations from the settlement of an environmental matter associated with a former operation of the company. We also increased our estimate of the continued legal costs associated with the A-12 litigation as a result of the U.S. Supreme Court’s decision that extended the timeline associated with the litigation, resulting in a $13 loss, net of taxes. See Note N to the Consolidated Financial Statements for further discussion of the A-12 litigation.

REVIEW OF BUSINESS GROUPS
Following is a discussion of the operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed with respect to specific lines of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the types of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the group’s results. Information regarding our business groups also can be found in Note Q to the Consolidated Financial Statements.
AEROSPACE
Review of 2011 vs. 2012

Year Ended December 31	2011	2012	Variance
Revenues	$5,998	$6,912	$914	15.2%
Operating earnings	729	858	129	17.7%
Operating margin	12.2%	12.4%

Gulfstream aircraft deliveries (in units):
Green	107	121	14	13.1%
Outfitted	99	94	(5)	(5.1)%
The Aerospace group’s revenues increased in 2012 compared to 2011. The increase consisted of the following:

Aircraft manufacturing, outfitting and completions	$917
Aircraft services	(30)
Pre-owned aircraft	27
Total increase	$914
Aircraft manufacturing, outfitting and completions revenues include the manufacture and outfitting of Gulfstream business-jet aircraft as well as completions of aircraft produced by other OEMs. Aircraft manufacturing, outfitting and completions revenues increased in 2012 primarily due to increased deliveries of the G650 aircraft.
The group’s operating earnings increased in 2012. The increase consisted of the following:

Aircraft manufacturing, outfitting and completions	$333
Aircraft services	(198)
Pre-owned aircraft	(1)
G&A/other expenses	(5)
Total increase	$129
Earnings from the manufacture and outfitting of Gulfstream aircraft increased $136, or over 10 percent, in 2012 compared with 2011 primarily due to green deliveries of the G650 aircraft. Earnings from other OEM completions were up $197 in 2012 as operational performance improved. Operating earnings in 2011 were negatively impacted by $78 of losses on several completions projects and a $111 impairment of the completions business contract and program intangible asset as a result of these losses and lower revenues.

Aircraft services earnings decreased in 2012 primarily due to a $191 impairment charge on intangible assets in Jet Aviation’s maintenance business, which has been negatively impacted by an increasingly competitive marketplace, particularly in Europe. Most significantly, certain OEMs are performing maintenance work that historically was performed by third-party service providers, including Jet Aviation. As a result of these market trends, we reviewed the long-lived assets of Jet Aviation’s maintenance business in the fourth quarter of 2012 and eliminated the remaining value of the contract and program and related technology intangible assets. We are aligning our Jet Aviation maintenance business with anticipated future demand, and as a result sold three European-based maintenance facilities in December 2012. We believe that we have right-sized Jet Aviation’s maintenance business to remain profitable, albeit smaller, in the future.
Review of 2010 vs. 2011

Year Ended December 31	2010	2011	Variance
Revenues	$5,299	$5,998	$699	13.2%
Operating earnings	860	729	(131)	(15.2)%
Operating margin	16.2%	12.2%
Gulfstream aircraft deliveries (in units):
Green	99	107	8	8.1%
Outfitted	89	99	10	11.2%
The Aerospace group’s revenues increased in 2011 primarily due to additional Gulfstream large-cabin green and outfitted deliveries, including initial green deliveries of the new G650 aircraft. Higher aircraft services revenues in 2011, reflecting the growing global installed base and increased flying hours of business-jet aircraft, were offset by lower completions revenues as a result of manufacturing delays and lower volume. The group’s operating earnings decreased in 2011 compared with 2010 due to the contract losses and intangible asset impairment in our completions business discussed above and from higher R&D and selling expenses.
2013 Outlook
We expect an increase of approximately 16 percent in the group’s revenues in 2013 compared with 2012, led by Gulfstream, and operating margins in the mid-15 percent range.
COMBAT SYSTEMS

Review of 2011 vs. 2012

Year Ended December 31	2011	2012	Variance
Revenues	$8,827	$7,992	$(835)	(9.5)%
Operating earnings	1,283	663	(620)	(48.3)%
Operating margins	14.5%	8.3%
The Combat Systems group’s revenues decreased in 2012 compared with 2011. The decrease consisted of the following:

U.S. military vehicles	$12
Weapon systems and munitions	(212)
European military vehicles	(635)
Total decrease	$(835)
In 2012, revenues were up slightly in the group’s U.S. military vehicles business. Revenues increased due to the December 2011 acquisition of Force Protection, Inc., higher volume on several international light armored vehicle (LAV) programs and the start of the Technology Development phase of the Army’s Ground Combat Vehicle (GCV) program. These increases were largely offset by lower volume on the domestic Stryker, Abrams and Mine-Resistant, Ambush-Protected (MRAP) vehicle programs.
Lower volume across several U.S. armament and munitions programs, including vehicle armor, MK47 grenade launchers and Hydra rockets, due to slowed defense spending, combined with the sale of the detection systems business in the second quarter of 2011, resulted in the decrease in revenues in the weapons systems and munitions business.
In the group’s European military vehicle business, revenues were down in 2012 due to lower volume on multiple wheeled vehicle contracts for various international customers that are nearing completion. In 2012, final deliveries occurred under several of these contracts, including Piranha vehicles for the Belgian Army, Duro vehicles for the Swiss government and Eagle vehicles for the German government.
The Combat Systems group’s operating earnings and margins decreased in 2012. In addition to lower volume, operating results in 2012 include the negative impact of three discrete charges in our European military vehicles business:

•	$292 for contract disputes accruals, primarily related to the termination of the contract to provide Pandur vehicles for Portugal ($169 of this amount was recorded as a reduction of revenues);

•
$98 of restructuring-related charges, primarily severance, for activities associated with eliminating excess capacity and aligning our European military vehicles business for anticipated lower demand; and

•	$67 of out-of-period adjustments recorded in the first quarter of 2012 ($48 of this amount was recorded as a reduction of revenues).

For further discussion of the status of the Portugal program and the restructuring costs, see Note N to the Consolidated Financial Statements. The impact on the group’s operating margins from the charges was approximately 530 basis points.

Review of 2010 vs. 2011

Year Ended December 31	2010	2011	Variance
Revenues	$8,878	$8,827	$(51)	(0.6)%
Operating earnings	1,275	1,283	8	0.6%
Operating margins	14.4%	14.5%
The Combat Systems group’s revenues were down slightly in 2011 compared with 2010 due to reduced volume in the group’s U.S. military vehicles business. Volume was down due to less refurbishment and upgrade work for the Abrams tank, fewer survivability kits for the Stryker vehicle and a decline in activity on the Expeditionary Fighting Vehicle program as the system design and development neared completion. Increased volume to provide LAVs for several international customers partially offset these decreases.

Partially offsetting the decrease in the group’s U.S. military vehicles business, revenues were higher in the group’s European military vehicles business due to increased volume on Duro and Eagle wheeled vehicles for a variety of European customers. The group’s operating earnings and margins were up slightly in 2011 due to higher profitability on several major programs in our U.S. military vehicle business.
2013 Outlook
We expect the Combat Systems group’s revenues in 2013 to be down approximately 6 percent from 2012 with operating margins in the mid-13 percent range. The expected decline in revenues is due to anticipated lower services revenues in our U.S. military vehicles business and lower overall revenues in our weapons systems business. Our 2013 outlook assumes the U.S. government operates under a CR in FY 2013 and there are no significant reductions to the proposed defense budget.
MARINE SYSTEMS

Review of 2011 vs. 2012

Year Ended December 31	2011	2012	Variance
Revenues	$6,631	$6,592	$(39)	(0.6)%
Operating earnings	691	750	59	8.5%
Operating margins	10.4%	11.4%
Operating Results
The Marine Systems group’s revenues decreased in 2012 compared with 2011. The decrease consisted of the following:

Ship construction	$(336)
Ship engineering, repair and other services	297
Total decrease	$(39)
The group’s U.S. Navy ship-construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and T-AKE combat-logistics and Mobile Landing Platform (MLP) auxiliary support ships. Decreased revenues in 2012 of $580 on the Virginia-class and the remainder of the ships in the T-AKE programs were partially offset by an increase of $244 on the MLP and DDG destroyer programs. Revenues were lower on the Virginia-class program in 2012 due to timing as the group transitions from the Block II to the Block III contract. In 2012, the group delivered the final ship under the T-AKE program, resulting in a decrease in revenues. Revenues increased in 2012 on the MLP and DDG-51 programs as two ships are now under construction on both programs.
Revenues were higher on engineering and repair programs for the Navy in 2012. The increase in revenues was driven by recent acquisitions of two East Coast surface-ship repair operations and higher volume on the Ohio-class replacement engineering program.
Despite the decline in revenues, the Marine Systems group’s operating earnings increased in 2012, resulting in a 100 basis-point increase in operating margin compared with 2011. Increases in the T-AKE profit rate contributed $53 of operating earnings, approximately 70 basis points of margin expansion, as the program continued to experience favorable cost performance through construction of the final ship.

Review of 2010 vs. 2011

Year Ended December 31	2010	2011	Variance
Revenues	$6,677	$6,631	$(46)	(0.7)%
Operating earnings	674	691	17	2.5%
Operating margin	10.1%	10.4%
Revenues in the Marine Systems group decreased slightly in 2011 due to lower volume on the DDG programs, the completion of a five-ship commercial product-carrier construction program in 2010 and the wind down of the T-AKE program. These decreases were partially offset by higher volume on the MLP ship construction program, the Ohio-class replacement program and surface-ship repair work. The group’s operating earnings and margins increased in 2011 due to favorable cost performance on the mature T-AKE program.
2013 Outlook
We expect the Marine Systems group’s 2013 revenues to increase approximately 2 percent from 2012. With the completion of the T-AKE program, operating margins are expected to decline to the low- to mid-9 percent range in 2013. Our 2013 outlook assumes the U.S. government operates under a CR in FY 2013 and there are no significant reductions to the proposed defense budget.
INFORMATION SYSTEMS AND TECHNOLOGY

Review of 2011 vs. 2012

Year Ended December 31	2011	2012	Variance
Revenues	$11,221	$10,017	$(1,204)	(10.7)%
Operating earnings (loss)	1,200	(1,369)	(2,569)	(214.1)%
Operating margins	10.7%	(13.7)%
Operating Results
The Information Systems and Technology group’s revenues decreased in 2012 compared with 2011. The decrease consisted of the following:

Mobile communication systems	$(1,086)
Information technology (IT) solutions and mission support services	(56)
Intelligence, surveillance and reconnaissance (ISR) systems	(62)
Total decrease	$(1,204)
The decrease in revenues in the mobile communication systems business was driven by slowed defense spending, protracted U.S. customer acquisition cycles and a slower than expected transition to follow-on work on several contracts. This resulted in lower revenues in 2012 on key programs, including the Warfighter Information Network – Tactical (WIN-T) and Common Hardware Systems (CHS), and for encryption and ruggedized hardware products. In addition, over 10 percent of the decline in the group’s revenues was due to lower volume on the U.K.-based Bowman communications system program, which has been successfully fielded and has now moved into maintenance and long-term support.
In the group’s IT solutions and services business, decreased volume in 2012 due to the completion of several large-scale IT infrastructure and support programs for the intelligence community and the DoD, including the New Campus East, Mark Center and Walter Reed National Military Medical Center programs, was largely offset by revenues from the 2011 acquisition of Vangent, Inc.
Revenues were down in 2012 compared with 2011 in the group’s ISR business primarily due to lower optical products revenues as demand was impacted negatively by pressured defense budgets and the broader economic environment. Actions taken in 2012 to align the business with anticipated future demand are expected to stabilize performance in 2013.
Operating earnings and margins decreased significantly in 2012 compared with 2011. This decrease was driven by the negative impact of four discrete charges:

•
$2 billion goodwill impairment resulting from a decline in the estimated fair value of the group caused by topline pressure from slowed defense spending and the threat of sequestration, and margin compression due to mix shift impacting the projected cash flows of the group;

•
$110 of intangible asset impairments on several assets in our optical products business, most significantly the contract and program intangible asset, as a result of competitive losses and delays in the fourth quarter of 2012 indicative of lower overall demand caused by the economic downturn;

•
$58 write-down of substantially all of the remaining ruggedized hardware inventory, including $25 in the third quarter, based on anticipated remaining demand for products that ceased production in 2012; and

•	$26 for cost growth associated with the demonstration phase of the SV program (an additional $6 was recorded by the Combat Systems group’s European military vehicles business).

For further discussion of the impairment charges, see Note B to the Consolidated Financial Statements and the Application of Critical Accounting Policies later in this section.

Review of 2010 vs. 2011

Year Ended December 31	2010	2011	Variance
Revenues	$11,612	$11,221	$(391)	(3.4)%
Operating earnings	1,219	1,200	(19)	(1.6)%
Operating margins	10.5%	10.7%
The Information Systems and Technology group’s revenues were down in 2011 compared with 2010. Revenues in the mobile communication systems business were impacted unfavorably by CRs and protracted U.S. customer acquisition cycles that slowed orders, resulting in lower revenues on ruggedized hardware products, including CHS, and other products with shorter-term delivery timeframes. Additionally, revenues on the Canadian Maritime Helicopter Project (MHP) were down in 2011 as the group transitioned from production to the training and support phase of the program. Lower revenues in the group’s ISR business resulted from the sale of a satellite facility in 2010 and lower optical products volume. Offsetting these decreases were increased revenues in the IT solutions and services business due to the 2011 acquisition of Vangent, Inc., and higher volume on the group’s large-scale IT infrastructure and support programs. Operating earnings decreased at a lower rate than revenues, resulting in a 20-basis-point increase in operating margins. Higher margins in our mobile communication systems business were in part due to $95 of overhead reduction initiatives, but were largely offset by growth in our lower-margin IT solutions and services business.

2013 Outlook
We expect 2013 revenues in the Information Systems and Technology group to be down approximately 5 percent from 2012 with operating margins in the low-8 percent range. Our 2013 outlook assumes the U.S. government operates under a CR in FY 2013 and there are no significant reductions to the proposed defense budget. Due to its shorter-cycle businesses, the Information Systems and Technology outlook is more sensitive than our other defense groups to any additional budget reductions that may occur.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $83 in 2010, $77 in 2011 and $69 in 2012. We expect 2013 full-year Corporate operating costs of approximately $90, an increase from 2012 due to less income from the advanced funding of our primary pension plan.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $51.3 billion at the end of 2012 compared with $57.4 billion at year-end 2011.
Our backlog does not include work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. IDIQ contracts provide customers with flexibility when they have not defined the exact timing and quantity of deliveries or services that will be required at the time the contract is executed. Contract options represent agreements to perform additional work under existing contracts at the election of the customer. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value. On December 31, 2012, estimated potential contract value associated with IDIQ contracts and contract options was approximately $26.9 billion, down 4 percent from $28 billion at the end of 2011. We expect to realize this value over the next several years.

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services.
The Aerospace group finished 2012 with a total backlog of $15.7 billion, down from $17.9 billion at year-end 2011. Order activity included demand for products across our portfolio, although orders were lower than in 2011 as we have experienced an elongated order cycle. Weaker order activity in the first half of 2012 improved somewhat in the second half of the year, including several North American Fortune 500 multi-aircraft orders. Customer defaults were down significantly from 2011 to the lowest level in five years.

We balance aircraft production rates with customer demand to maximize profitability and stabilize production over time. This has enabled us to maintain an appropriate window between customer order and delivery for our G450 and G550 large-cabin aircraft, but we have accumulated approximately five years of backlog for the G650. Backlog will likely decrease over the next several years as we deliver on our G650 backlog and the time period between customer order and delivery of that aircraft normalizes.
The group’s customer base is diverse across customer types and geographic regions. Approximately 60 percent of the group’s year-end backlog was composed of private companies and individual buyers. While the installed base of aircraft is predominately in North America, international customers represent nearly 60 percent of the group’s backlog. Over 55 percent of the group’s orders in 2012 were from North American customers, as Fortune 500 companies took steps in 2012 to re-capitalize their fleets.

DEFENSE GROUPS
The total backlog for our defense groups represents the estimated remaining value of work to be performed under firm contracts. The funded portion of this backlog includes amounts that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in total backlog only firm contracts at the amounts we believe are likely to receive funding.
Total backlog in our defense groups was $35.6 billion on December 31, 2012, down 10 percent from $39.5 billion at the end of 2011. The decrease occurred in our Combat Systems and Marine Systems groups as work continued on large, multi-year contracts awarded in prior periods.
COMBAT SYSTEMS
Combat Systems’ total backlog was $8.7 billion at the end of 2012, down from $11.4 billion at year-end 2011. The group’s backlog primarily consists of long-term production contracts.
The group’s backlog on December 31, 2012, included $1.6 billion for M1 Abrams main battle tank modernization and upgrade programs for the Army and U.S. allies around the world. In 2012, the group received awards totaling $1 billion for all Abrams-related programs, including a $395 multi-year contract to conduct development efforts for additional upgrade opportunities designed to increase the efficiency and capability of the tank. The group was also awarded $170 to continue work on a multi-year contract awarded in 2008 to upgrade M1A1 tanks to the M1A2 System Enhancement Package (SEP) configuration. Abrams backlog also included $225 for production of M1A1 tank kits for the Egyptian Land Forces under an Egyptian tank co-production program, $315 for Merkava Armored Personnel Carrier hulls and material kits for the Israeli Ministry of Defense and $160 for the production of an M1A2 variant for the Kingdom of Saudi Arabia.
The Army’s Stryker wheeled combat vehicle program represented $1.2 billion of the group’s backlog at year end with vehicles scheduled for delivery through 2014. The group received over $1.1 billion of Stryker orders in 2012, including awards for production of 62 new vehicles, the conversion of previously delivered vehicles to the double-V-hull configuration, contractor logistics support and engineering services.
The group’s backlog at year end also included $195 for the Technology Development phase of the Army’s GCV program, $140 for the Buffalo mine clearance vehicle and $80 under the MRAP program, largely for upgrade kits for previously-delivered vehicles.
The Combat Systems group has several significant international military vehicle production contracts in backlog. The backlog at the end of the year included:

•
$870 for the upgrade and modernization of LAV III combat vehicles for the Canadian Army, including a $135 contract modification awarded in 2012 to upgrade an additional 66 vehicles bringing the total to approximately 600 vehicles;

•	$800 for LAVs under several foreign military sales (FMS) contracts;

•	$115 for 151 Foxhound armored vehicles for the U.K. Ministry of Defence;

•	$150 for Pizarro Advanced Infantry Fighting Vehicles scheduled for delivery to the Spanish Army through 2016; and

•	$110 for the design, integration and production of seven prototypes under the U.K.’s SV program, in addition to the integration work being performed by the Information Systems and Technology group.
The Combat Systems group’s backlog at year end also included $2.4 billion in weapons systems and munitions programs. In 2012, the group received awards totaling $390 for axles in the military and commercial markets and $265 for the production of Hydra-70 rockets. The group also received awards worth $180 from the Canadian government to supply various calibers of ammunition.
Combat Systems’ estimated potential contract value of $2.8 billion decreased approximately 20 percent since year-end 2011 due to the funding of IDIQ contracts and options that were then transferred to backlog, such as for the Hydra-70 rocket program.

MARINE SYSTEMS
The Marine Systems group’s total backlog consists of long-term submarine and ship construction programs, as well as numerous engineering and repair contracts. The group periodically receives large contract awards that provide backlog for several years. As the group performs on the contracts, backlog decreases. Consistent with this historical pattern, the backlog has decreased to $17.1 billion at year-end 2012, compared to $18.5 billion at the end of 2011.
The Virginia-class submarine program was the company’s largest program in 2012 and is the largest contract in the group’s and company’s backlog. The group’s backlog at year end included $9 billion for nine Virginia-class submarines scheduled for delivery through 2018. As the prime contractor on the Virginia-class program, we report the entire backlog and revenues associated with the program but share the construction activity and the earnings with our teaming partner. We have submitted a proposal for the next block of submarines under the program expected to be awarded near the end of 2013. In 2012, we received $385 of awards for long-lead materials for the first three boats under the next block of submarines.
Navy destroyer programs represented $2.4 billion of the group’s backlog at year-end 2012. Under the Navy’s restart of the DDG-51 program, we have construction contracts for two destroyers scheduled for deliveries in 2016 and 2017. We have submitted a bid for a multi-ship construction contract that is expected to be awarded in the first half of 2013. Backlog at year end also includes three ships under the DDG-1000 program scheduled for deliveries in 2015, 2016 and 2018.
The Marine Systems group’s backlog at year end included $605 for the MLP program. In 2012, the group was awarded a construction contract for the third ship in the program. Delivery of one ship per year is scheduled beginning in 2013, and the Navy’s long-term shipbuilding plan includes procurement of a fourth ship in 2014. The year-end backlog also included $335 for two liquefied natural gas (LNG)-powered containerships. Construction of these ships is scheduled to begin in 2014 with deliveries in 2015 and 2016.
In addition, the Marine Systems group’s backlog at year end included approximately $4.7 billion for engineering, repair, overhaul and other services. This includes $1.9 billion for design and development efforts on the Ohio-class replacement engineering program, including $1.8 billion awarded in the fourth quarter of 2012. Year-end backlog for maintenance and repair services totaled $1.4 billion.
INFORMATION SYSTEMS AND TECHNOLOGY
The Information Systems and Technology group’s total backlog was $9.8 billion at the end of 2012, up from $9.6 billion at year-end 2011. The group’s backlog does not include approximately $21 billion of estimated potential contract value associated with its anticipated share of IDIQ contracts and unexercised options. In 2012, funding under IDIQ contracts and options contributed over $5.1 billion to the group’s backlog, over half of the group’s orders, resulting in a slight decrease in the estimated potential contract value from year-end 2011. When combined, the group’s backlog and estimated potential contract value totaled $30.8 billion.
Unlike our other defense businesses, the Information Systems and Technology group’s backlog consists of thousands of contracts and must be reconstituted each year with new program and task order awards. Nonetheless, there are several significant contracts that provide a solid foundation for the business.

The group’s backlog at year-end 2012 included approximately $645 for the Army’s WIN-T program. The backlog does not include over $300 of estimated potential contract value for the WIN-T program awarded as an IDIQ contract.
The Information Systems and Technology group’s backlog at year end also included $370 for the Handheld, Manpack and Small Form-Fit (HMS) program. In 2012, the group received $315 in orders from the Army for production of nearly 17,000 Rifleman and Manpack radios and accessory kits.
The group’s backlog at the end of 2012 included approximately $520 for a number of support and modernization programs for the intelligence community and the DoD and Department of Homeland Security, including the St. Elizabeths campus, New Campus East and NETCENTS infrastructure programs.
Programs for the U.K. Ministry of Defence comprised $495 of the group’s backlog at the end of 2012. Work continued in 2012 on the demonstration phase of the SV program. In this phase, the group manages the design, integration and production of seven prototype vehicles. Work and the backlog under the contract are shared with the Combat Systems group. The group also has successfully fielded the Bowman communications system and is now performing maintenance and long-term support and enhancement activities for the program.
In addition to these programs, the group received a number of significant contract awards in 2012, including the following:

•
$155 from Austal USA for combat and seaframe control systems for two Littoral Combat Ships, bringing the value in backlog to $295. Options to provide these systems for six additional ships will be recognized as orders as they are exercised.

•	$150 from the U.S. Department of State to provide supply chain management services. The program has a maximum potential value of $1.2 billion over five years.

•	$125 for production and support of U.S. and U.K. Trident II submarine weapons systems.

•
$95 from the Army for ruggedized computing equipment under the Common Hardware Systems-4 (CHS-4) program, bringing the value in backlog to $155. The backlog does not include $3.5 billion of estimated potential contract value awarded under an IDIQ contract.

•	$80 for support of the Trident missile D5 life-extension program, which extends the life of existing missiles by replacing and upgrading obsolete components.

•	$65 for the Warfighter Field Operations Customer Support (FOCUS) program to provide support for the Army’s live, virtual and constructive training operations, bringing the value in backlog to $145.
Information Systems and Technology was awarded several significant IDIQ contracts during 2012, including the following:

•
An award from the Federal Aviation Administration to deliver radios that allow air traffic control personnel to communicate with aircraft. The program has a maximum potential value of $365 over 10 years.

•	An award from the U.S. Department of Energy to provide cybersecurity and cloud-computing support services. The program has a maximum potential value of $140 over four years.

•
An award from the Centers for Medicare & Medicaid Services to combine the Coordination of Benefits and the Medicare Secondary Payer systems. The program has a maximum potential value of $100 over five years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We place a strong emphasis on cash flow generation. This focus has afforded us the financial flexibility to deploy our cash resources while preserving a strong balance sheet to position us for future opportunities. The $8.9 billion of cash generated by operating activities over the past three years was deployed to fund acquisitions and capital expenditures, repurchase our common stock, pay dividends and repay maturing debt. Our net debt was $613 at year-end 2012, down by $420 from the end of 2011.
Our cash balances are invested primarily in time deposits from highly rated banks and commercial paper rated A1/P1 or higher. On December 31, 2012, $1 billion of our cash was held by international operations and therefore, not immediately available to fund domestic operations unless repatriated. While we do not intend to do so, should this cash be repatriated, it would be subject to U.S. federal income tax but would generate partially offsetting foreign tax credits.

Year Ended December 31	2010	2011	2012
Net cash provided by operating activities	$2,986	$3,238	$2,687
Net cash used by investing activities	(408)	(1,974)	(656)
Net cash used by financing activities	(2,226)	(1,201)	(1,382)
Net cash used by discontinued operations	(2)	(27)	(2)
Net increase in cash and equivalents	350	36	647
Cash and equivalents at beginning of year	2,263	2,613	2,649
Cash and equivalents at end of year	2,613	2,649	3,296
Marketable securities	212	248	—
Short- and long-term debt	(3,203)	(3,930)	(3,909)
Net debt (a)	$(378)	$(1,033)	$(613)
Debt-to-equity (b)	24.1%	29.7%	34.3%
Debt-to-capital (c)	19.4%	22.9%	25.6%

(a)	Net debt is calculated as total debt less cash and equivalents and marketable securities.

(b)	Debt-to-equity ratio is calculated as total debt divided by total equity.

(c)	Debt-to-capital ratio is calculated as total debt divided by the sum of total debt plus total equity.
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
OPERATING ACTIVITIES
We generated cash from operating activities of $3 billion in 2010, $3.2 billion in 2011 and $2.7 billion in 2012. In all three years, the primary driver of cash flows was net earnings (loss) after removing the impact of non-cash charges. Operating cash flow is also impacted by contributions to our pension plans, which have grown from $300 in 2010 to $530 in 2012, with contributions of $600 expected in 2013.
Termination of A-12 Program. As discussed further in Note N to the Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on December 31, 2012. If this were the outcome, we would owe half of the total, or approximately $1.5 billion pretax. Our after-tax cash obligation would be approximately $740. We believe we have sufficient resources, including access to capital markets, to pay such an obligation if required.

INVESTING ACTIVITIES
We used $408 in 2010, $2 billion in 2011 and $656 in 2012 for investing activities. The primary uses of cash for investing activities were acquisitions and capital expenditures.
Business Acquisitions. We completed 16 acquisitions over the last three years totaling $2.3 billion. We used cash on hand to fund these acquisitions. See Note B to the Consolidated Financial Statements for further discussion of acquisition activity.
Capital Expenditures. Capital expenditures were $370 in 2010, $458 in 2011 and $450 in 2012. The increase in 2011 and 2012 compared with 2010 is largely due to Gulfstream’s Savannah, Georgia, facilities expansion project announced in 2010. We expect capital expenditures of approximately $640 in 2013, or 2 percent of anticipated revenues, as work on Gulfstream’s facilities project continues. On December 31, 2012, the project was approximately 35 percent complete.
Marketable Securities. To bolster liquidity in an uncertain business environment, we received cash of $219 from the net sales and maturity of marketable securities in 2012, including $211 from the sale of held-to-maturity securities. We held no marketable securities on December 31, 2012.
Other, Net. Investing activities also included proceeds from the sale of a satellite facility in our Information Systems and Technology group in 2010 and the detection systems business in our Combat Systems group in 2011.
FINANCING ACTIVITIES
We used $2.2 billion in 2010, $1.2 billion in 2011 and $1.4 billion in 2012 for financing activities including issuances and repayments of debt, payment of dividends and repurchases of common stock.
Debt Proceeds, Net. In August 2010, we repaid $700 of maturing fixed-rate notes. In 2011, we issued $1.5 billion of fixed-rate notes and used the proceeds to repay $750 of maturing fixed-rate notes. In 2012, we issued $2.4 billion of fixed-rate notes and used the proceeds to redeem, prior to maturity, an equal amount of fixed-rate notes with higher interest rates. We have no material repayments of long-term debt expected until 2015. See Note J to the Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.
We ended 2012 with no commercial paper outstanding. We have $2 billion in bank credit facilities that remain available. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission.
Dividends. On March 7, 2012, our board of directors declared an increased quarterly dividend of $0.51 per share – the 15th consecutive annual increase. The board had previously increased the quarterly dividend to $0.47 per share in March 2011 and $0.42 per share in March 2010. In advance of possible tax increases in 2013, we accelerated our first quarter 2013 dividend payment to December 2012.
Share Repurchases. Our board of directors typically authorizes repurchases in 10 million-share increments. We repurchased 18.9 million shares on the open market in 2010, 20 million shares in 2011 and 9.1 million shares in 2012. As a result, we reduced our shares outstanding by over 8 percent since 2009. On December 31, 2012, approximately 10.9 million shares remained authorized by our board of directors for repurchase, approximately 3 percent of our total shares outstanding.

NON-GAAP MANAGEMENT METRICS

We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. As described below, we use free cash flow and return on invested capital (ROIC) to measure our performance in these areas. While we believe that these metrics provide useful information, they are not operating measures under U.S. generally accepted accounting principles (GAAP) and there are limitations associated with their use. Our calculation of these metrics may not be completely comparable to similarly titled measures of other companies due to potential differences in the method of calculation. As a result, the use of these metrics should not be considered in isolation from, or as a substitute for, other GAAP measures.
Free Cash Flow. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our operations for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the Consolidated Statements of Cash Flows:

Year Ended December 31	2008	2009	2010	2011	2012
Net cash provided by operating activities	$3,124	$2,855	$2,986	$3,238	$2,687
Capital expenditures	(490)	(385)	(370)	(458)	(450)
Free cash flow from operations	$2,634	$2,470	$2,616	$2,780	$2,237
Cash flow as a percentage of earnings (loss) from continuing operations:
Net cash provided by operating activities	126%	119%	114%	127%	NM*
Free cash flow from operations	106%	103%	100%	109%	NM*
* Not meaningful (NM) due to net loss in 2012.
Return on Invested Capital. We believe ROIC is a useful measure for investors because it reflects our ability to generate returns from the capital we have deployed in our operations. We use ROIC to evaluate investment decisions and as a performance measure in evaluating management. We define ROIC as net operating profit after taxes divided by the sum of the average debt and shareholders’ equity for the year. Net operating profit after taxes is defined as earnings (loss) from continuing operations plus after-tax interest and amortization expense. ROIC is calculated as follows:

Year Ended December 31	2008	2009	2010	2011	2012
Earnings (loss) from continuing operations	$2,478	$2,407	$2,628	$2,552	$(332)
After-tax interest expense	91	117	116	106	109
After-tax amortization expense	100	149	155	163	152
Net operating profit (loss) after taxes	$2,669	$2,673	$2,899	$2,821	$(71)
Average debt and equity	$14,390	$15,003	$16,587	$17,123	$17,203
Return on invested capital	18.5%	17.8%	17.5%	16.5%	(0.4)%

ADDITIONAL FINANCIAL INFORMATION
OFF-BALANCE SHEET ARRANGEMENTS
On December 31, 2012, other than operating leases, we had no material off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables present information about our contractual obligations and commercial commitments on December 31, 2012:

		Payments Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (a)	$4,923	$89	$673	$1,546	$2,615
Capital lease obligations	34	3	4	4	23
Operating leases	1,099	239	341	188	331
Purchase obligations (b)	19,841	11,440	5,385	1,659	1,357
Other long-term liabilities (c)	18,331	3,259	2,035	1,790	11,247
	$44,228	$15,030	$8,438	$5,187	$15,573
(a)Includes scheduled interest payments. See Note J to the Consolidated Financial Statements for discussion of long-term debt.
(b)Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $13.5 billion of purchase orders for products and services to be delivered under firm government contracts under which we have full recourse under normal contract termination clauses.
(c)Represents other long-term liabilities on our Consolidated Balance Sheet, including the current portion of these liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are based largely on historical experience. This amount also includes all liabilities under our defined-benefit retirement plans. See Note P for information regarding these liabilities and the plan assets available to satisfy them.

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Letters of credit and guarantees*	$1,895	$1,193	$409	$6	$287
* See Note N to the Consolidated Financial Statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the period. On an ongoing basis, we evaluate our estimates, including most pervasively those related to various assumptions and projections for our long-term contracts and programs. Other significant estimates include those related to goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, and litigation and other contingencies. We employ judgment in making our estimates but they are based on historical experience and currently available information and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results could differ from these estimates. We believe that our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

We believe the following policies are critical and require the use of significant judgment in their application:
Revenue Recognition. We account for revenues and earnings using the percentage-of-completion method. Under this method, contract revenue and profit are recognized as work progresses, either as products are produced or as services are rendered. We determine progress using either input measures (e.g., costs incurred) or output measures (e.g., contract milestones or units delivered), as appropriate to the circumstances. An input measure is used in most cases unless an output measure is identified that is reliably determinable and representative of progress  toward  completion.  We estimate the profit on a contract as the difference between the total estimated revenue and the total estimated costs of a contract and recognize that profit over the life of the contract. If at any time the estimate of contract profitability reveals an anticipated loss on the contract, we recognize the loss in the quarter it is identified.
We generally measure progress toward completion on contracts in our defense businesses based on the proportion of costs incurred to date relative to total estimated costs at completion (input measure). For our contracts for the manufacture of business-jet aircraft, we record revenue at two contractual milestones: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft (output measure). We do not recognize revenue at green delivery unless (1) a contract has been executed with the customer and (2) the customer can be expected to satisfy its obligations under the contract, as evidenced by the receipt of significant deposits from the customer and other factors.
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions that utilize the professional knowledge and experience of our engineers, program and operations managers and finance and accounting personnel to project the outcome of future events that often span several years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. We include in our contract estimates additional revenues for submitted contract modifications or claims against the customer when the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include award or incentive fees in the estimated contract value when there is a basis to reasonably estimate the amount of the fee. Estimates of award or incentive fees are based on historical award experience and anticipated performance. These estimates are based on our best judgment at the time. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events or circumstances.
We recognize changes in the estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. We use this method because we believe the majority of factors that typically result in changes in estimates on our long-term contracts affect the period in which the change is identified and future periods. These changes generally reflect our current expectations as to future performance and, therefore, the reallocation method is the method that best matches our profits to the periods in which they are earned. Most government contractors recognize the impact of a change in estimated profit immediately under the cumulative catch-up method. The impact on operating earnings in the period the change is identified is generally lower under the reallocation method as compared to the cumulative catch-up method. The net increase in our operating earnings (and on a per-share basis) from the quarterly impact of revisions in contract estimates totaled $350

($0.60) in 2010, $356 ($0.63) in 2011 and $180 ($0.33) in 2012. Other than revisions discussed in the Marine Systems and Information Systems and Technology business groups’ results of operations, no revisions on any one contract were material in 2012.
Goodwill and Intangible Assets. Since 1995, we have acquired more than 65 businesses at a total cost of approximately $23 billion, including seven in 2012. We have recognized goodwill and intangible assets as a result of these acquisitions.
Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process that requires a significant level of estimation and use of judgment by management, particularly the estimate of the fair value of our reporting units. We estimate the fair value of our reporting units primarily based on the discounted projected cash flows of the underlying operations. This requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business, the appropriate risk-adjusted interest rate used to discount the projected cash flows, and terminal value growth and earnings rates applied to the final year of projected cash flows. Due to the variables inherent in our estimate of fair value, differences in assumptions may have a material effect on the result of our impairment analysis. To assess the reasonableness of our discounted projected cash flows, we compare the sum of our reporting units’ fair value to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluate the reasonableness of this control premium by comparing it to control premiums for recent comparable market transactions. We also review market multiples of earnings from comparable publicly-traded companies with similar operating characteristics to ensure the reasonableness of our discounted projected cash flows.
We conducted and completed the required goodwill impairment test as of December 31, 2012. Step one of the goodwill impairment test compares the fair value of our reporting units to their carrying values. As it relates to the test, our reporting units are consistent with our business groups. Slowed defense spending, the threat of sequestration and margin compression due to mix shift have impacted operating results and tempered the projected cash flows of the Information Systems and Technology reporting unit, negatively impacting our estimate of its fair value. Step one of the impairment test concluded that the book value of our Information Systems and Technology reporting unit exceeded its estimated fair value. For our remaining three reporting units, the estimated fair values were at least double their respective book values.
For the Information Systems and Technology reporting unit, we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the results of the step two analysis, we recorded a $2 billion goodwill impairment in 2012.
We review intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Prior to conducting step one of our 2012 goodwill impairment test, we reviewed certain of our long-lived assets for recoverability and recorded intangible asset impairment losses of $191 and $110 in our Aerospace and Information Systems and Technology groups, respectively, as discussed in the business groups’ results of operations.
Commitments and Contingencies. We are subject to litigation and other legal proceedings arising either from the ordinary course of our business or under provisions relating to the protection of the environment. Estimating liabilities and costs associated with these matters requires the use of judgment. We record a charge against earnings when a liability associated with claims or pending or threatened litigation is probable and when our exposure is reasonably estimable. The ultimate resolution of our exposure related to these matters may change as further facts and circumstances become known.
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
Retirement Plans. Our defined-benefit pension and other post-retirement benefit costs and obligations depend on a series of assumptions and estimates. The key assumptions relate to the interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. We determine the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. We determine the long-term rate of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy. These estimates are based on our best judgment, including consideration of current and future market conditions. In the event a change in any of the assumptions is warranted, pension and post-retirement benefit cost could increase or decrease. For the impact of hypothetical changes in the discount rate and expected long-term rate of return on plan assets for our pension and post-retirement benefit plans, see Note P to the Consolidated Financial Statements.
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
Foreign Currency Risk. We had notional forward foreign exchange contracts outstanding of $4 billion on December 31, 2011, and $2.5 billion on December 31, 2012. A 10 percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have resulted in the following incremental pretax losses:

	2011	2012
Recognized	$(57)	$(61)
Unrecognized	(176)	(71)
This exchange-rate sensitivity relates primarily to changes in the U.S. dollar/Canadian dollar, euro/Canadian dollar and Swiss franc/euro exchange rates. We believe these hypothetical recognized and unrecognized gains and losses would be offset by corresponding losses and gains in the remeasurement of the underlying transactions being hedged. We believe these forward contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Risk. Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. On December 31, 2012, we had $3.9 billion par value of fixed-rate debt and no commercial paper outstanding. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10 percent unfavorable interest rate movement would not have a material impact on the fair value of our debt obligations.
Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2012, we held $3.3 billion in cash and equivalents, but held no marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2010	2011	2012
Revenues:
Products	$21,723	$21,440	$19,784
Services	10,743	11,237	11,729
	32,466	32,677	31,513
Operating costs and expenses:
Products	17,359	17,230	16,228
Services	9,198	9,591	10,182
Goodwill impairment	—	—	1,994
General and administrative (G&A)	1,964	2,030	2,276
	28,521	28,851	30,680
Operating earnings	3,945	3,826	833
Interest, net	(157)	(141)	(156)
Other, net	2	33	(136)
Earnings from continuing operations before income taxes	3,790	3,718	541
Provision for income taxes, net	1,162	1,166	873
Earnings (loss) from continuing operations	2,628	2,552	(332)
Discontinued operations, net of tax	(4)	(26)	—
Net earnings (loss)	$2,624	$2,526	$(332)

Earnings (loss) per share
Basic:
Continuing operations	$6.89	$7.01	$(0.94)
Discontinued operations	(0.01)	(0.07)	—
Net earnings (loss)	$6.88	$6.94	$(0.94)
Diluted:
Continuing operations	$6.82	$6.94	$(0.94)
Discontinued operations	(0.01)	(0.07)	—
Net earnings (loss)	$6.81	$6.87	$(0.94)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
(Dollars in millions)	2010	2011	2012
Net earnings (loss)	$2,624	$2,526	$(332)
Net gain (loss) on cash flow hedges	89	(81)	(23)
Unrealized gains (losses) on securities	1	(1)	6
Foreign currency translation adjustments	308	(89)	141
Change in retirement plans’ funded status	(878)	(1,129)	(1,149)
Other comprehensive loss before tax	(480)	(1,300)	(1,025)
Benefit for income tax, net	(251)	(424)	(562)
Other comprehensive loss, net of tax	(229)	(876)	(463)
Comprehensive income (loss)	$2,395	$1,650	$(795)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

	December 31
(Dollars in millions)	2011	2012
ASSETS
Current assets:
Cash and equivalents	$2,649	$3,296
Accounts receivable	4,429	4,204
Contracts in process	5,168	4,964
Inventories	2,310	2,776
Other current assets	812	504
Total current assets	15,368	15,744
Noncurrent assets:
Property, plant and equipment, net	3,284	3,403
Intangible assets, net	1,813	1,383
Goodwill	13,576	12,048
Other assets	842	1,731
Total noncurrent assets	19,515	18,565
Total assets	$34,883	$34,309

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,895	$2,469
Customer advances and deposits	5,011	6,042
Other current liabilities	3,239	3,109
Total current liabilities	11,145	11,620
Noncurrent liabilities:
Long-term debt	3,907	3,908
Other liabilities	6,599	7,391
Commitments and contingencies (See Note N)
Total noncurrent liabilities	10,506	11,299
Shareholders’ equity:
Common stock	482	482
Surplus	1,888	1,988
Retained earnings	18,917	17,860
Treasury stock	(5,743)	(6,165)
Accumulated other comprehensive loss	(2,312)	(2,775)
Total shareholders’ equity	13,232	11,390
Total liabilities and shareholders’ equity	$34,883	$34,309
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2010	2011	2012
Cash flows from operating activities:
Net earnings (loss)	$2,624	$2,526	$(332)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities –
Depreciation of property, plant and equipment	345	354	386
Amortization of intangible assets	224	238	234
Goodwill and intangible asset impairments	—	111	2,295
Stock-based compensation expense	118	128	114
Excess tax benefit from stock-based compensation	(18)	(24)	(29)
Deferred income tax (benefit) provision	56	14	(148)
Discontinued operations, net of tax	4	26	—
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(152)	(397)	240
Contracts in process	(334)	(62)	149
Inventories	(23)	(186)	(478)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	366	17	(441)
Customer advances and deposits	30	629	730
Other current liabilities	(285)	86	22
Other, net	31	(222)	(55)
Net cash provided by operating activities	2,986	3,238	2,687
Cash flows from investing activities:
Capital expenditures	(370)	(458)	(450)
Business acquisitions, net of cash acquired	(233)	(1,560)	(444)
Purchases of held-to-maturity securities	(468)	(459)	(260)
Maturities of held-to-maturity securities	605	441	224
Sales of held-to-maturity securities	—	—	211
Purchases of available-for-sale securities	(226)	(373)	(252)
Sales of available-for-sale securities	78	107	186
Maturities of available-for-sale securities	126	235	110
Other, net	80	93	19
Net cash used by investing activities	(408)	(1,974)	(656)
Cash flows from financing activities:
Repayment of fixed-rate notes	(700)	(750)	(2,400)
Proceeds from fixed-rate notes	—	1,497	2,382
Dividends paid	(631)	(673)	(893)
Purchases of common stock	(1,185)	(1,468)	(602)
Proceeds from option exercises	277	198	146
Other, net	13	(5)	(15)
Net cash used by financing activities	(2,226)	(1,201)	(1,382)
Net cash used by discontinued operations	(2)	(27)	(2)
Net increase in cash and equivalents	350	36	647
Cash and equivalents at beginning of year	2,263	2,613	2,649
Cash and equivalents at end of year	$2,613	$2,649	$3,296
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
Balance, December 31, 2009	$482	$1,518	$15,093	$(3,463)	$(1,207)	$12,423
Net earnings	—	—	2,624	—	—	2,624
Cash dividends declared	—	—	(641)	—	—	(641)
Stock-based awards	—	211	—	191	—	402
Shares purchased	—	—	—	(1,263)	—	(1,263)
Other comprehensive loss	—	—	—	—	(229)	(229)
Balance, December 31, 2010	482	1,729	17,076	(4,535)	(1,436)	13,316
Net earnings	—	—	2,526	—	—	2,526
Cash dividends declared	—	—	(685)	—	—	(685)
Stock-based awards	—	159	—	181	—	340
Shares purchased	—	—	—	(1,389)	—	(1,389)
Other comprehensive loss	—	—	—	—	(876)	(876)
Balance, December 31, 2011	482	1,888	18,917	(5,743)	(2,312)	13,232
Net loss	—	—	(332)	—	—	(332)
Cash dividends declared	—	—	(725)	—	—	(725)
Stock-based awards	—	100	—	180	—	280
Shares purchased	—	—	—	(602)	—	(602)
Other comprehensive loss	—	—	—	—	(463)	(463)
Balance, December 31, 2012	$482	$1,988	$17,860	$(6,165)	$(2,775)	$11,390
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share amounts or unless otherwise noted)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. General Dynamics is organized into four business groups: Aerospace, which produces Gulfstream aircraft, provides aircraft services and performs aircraft completions for other original equipment manufacturers (OEMs); Combat Systems, which designs and manufactures combat vehicles, weapons systems and munitions; Marine Systems, which designs, constructs and repairs surface ships and submarines; and Information Systems and Technology, which provides communications and information technology products and services. Our primary customer is the U.S. government. We also do significant business with international governments and a diverse base of corporate and individual buyers of business aircraft.
Basis of Consolidation and Classification. The Consolidated Financial Statements include the accounts of General Dynamics Corporation and our wholly-owned and majority-owned subsidiaries. We eliminate all inter-company balances and transactions in the Consolidated Financial Statements.
Consistent with defense industry practice, we classify assets and liabilities related to long-term production contracts as current, even though some of these amounts may not be realized within one year. In addition, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.
Use of Estimates. The nature of our business requires that we make a number of estimates and assumptions in accordance with U.S. generally accepted accounting principles (GAAP). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and currently available information and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates.
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
We generally measure progress toward completion on contracts in our defense business based on the proportion of costs incurred to date relative to total estimated costs at completion. For our contracts for the manufacture of business-jet aircraft, we record revenue at two contractual milestones: when green aircraft are delivered to, and accepted by, the customer and when the customer accepts final delivery of the fully outfitted aircraft.
We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the favorable impact of revisions in contract estimates totaled $350 ($0.60) in 2010, $356 ($0.63) in 2011 and $180 ($0.33) in 2012. Other than revisions on the T-AKE combat-logistics ship and Specialist Vehicle programs of $53 and ($32), respectively, no revisions on any one contract were material in 2012.

Discontinued Operations. In 2011, we recognized losses from the settlement of an environmental matter associated with a former operation of the company and our estimate of continued legal costs associated with the A-12 litigation as a result of the U.S. Supreme Court’s decision that extended the expected timeline associated with the litigation. Net cash used by discontinued operations in 2011 consists primarily of cash associated with the environmental settlement and A-12 litigation costs. See Note N to the Consolidated Financial Statements for further discussion of the A-12 litigation.
Research and Development Expenses. Research and development (R&D) expenses consisted of the following:

Year Ended December 31	2010	2011	2012
Company-sponsored R&D, including product development costs	$325	$372	$374
Bid and proposal costs	183	173	170
Total company-sponsored R&D	508	545	544
Customer-sponsored R&D	696	994	1,063
Total R&D	$1,204	$1,539	$1,607
R&D expenses are included in operating costs and expenses in the Consolidated Statements of Earnings (Loss) in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contract.
The Aerospace group has cost-sharing arrangements with some of its suppliers that enhance the group’s internal development capabilities and offset a portion of the financial cost associated with the group’s product development efforts. These arrangements explicitly state that supplier contributions are for reimbursements of costs we incur in the development of new aircraft models and technologies, and we retain substantial rights in the products developed under these arrangements. We record amounts received from these cost-sharing arrangements as a reduction of R&D expenses. We have no obligation to refund any amounts received under the agreement regardless of the outcome of the development effort. Under the terms of each agreement, payments received from suppliers for their share of the costs are based typically on milestones and are recognized as earned when we achieve a milestone.
Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2010	2011	2012
Interest expense	$167	$155	$168
Interest income	(10)	(14)	(12)
Interest expense, net	$157	$141	$156
Interest payments	$168	$133	$186
Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. We report our investments in available-for-sale securities at fair value. Changes in the fair value of available-for-sale securities are recognized as a component of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). We report our held-to-maturity securities at amortized cost. The interest income on these securities is a component of our net interest expense in the Consolidated Statements of Earnings (Loss). These investments are included in other current and noncurrent assets on the Consolidated Balance Sheets (see Note D). We had no trading securities on December 31, 2011 or 2012.
The contractual arrangements with certain international customers require us to maintain cash received from advance payments until applied to our activities associated with these contracts. These advances totaled approximately $170 on December 31, 2011, and $35 on December 31, 2012.

Long-lived Assets and Goodwill. We review long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We assess the recoverability of the carrying value of assets held for use based on a review of undiscounted projected cash flows. Impairment losses, where identified, are measured as the excess of the carrying value of the long-lived asset over its fair value as determined by discounted projected cash flows.
We review goodwill for impairment annually or when circumstances indicate that an impairment is more likely than not. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. The test for goodwill impairment is a two-step process to first identify potential goodwill impairment for each reporting unit and then, if necessary, measure the amount of the impairment loss. Our reporting units are consistent with our business groups in Note R.
See Note B for a discussion of the impairments of our long-lived assets in 2012, including goodwill.
Subsequent Events. We have evaluated material events and transactions that have occurred after December 31, 2012, and concluded that no subsequent events have occurred that require adjustment to or disclosure in the Consolidated Financial Statements.

B. ACQUISITIONS, DIVESTITURES, GOODWILL AND INTANGIBLE ASSETS
Acquisitions and Divestitures
In 2012, we acquired seven businesses for an aggregate of $444, funded by cash on hand:
Aerospace

•	A fixed-base operator at Houston Hobby Airport that provides fuel, catering, maintenance, repair and overhaul services to private aircraft (on February 29).
Combat Systems

•	The defense operations of Gayston Corporation, a business that supplies precision metal components used in several munitions programs (on August 27).
Marine Systems

•	The Ship Repair and Coatings Division of Earl Industries, an East Coast ship-repair company that supports the U.S. Navy fleet in Norfolk, Virginia, and Mayport, Florida (on July 31).

•	Applied Physical Sciences Corp., a provider of applied submarine research and development services (on December 21).
Information Systems and Technology

•	IPWireless, Inc., a provider of 3G and 4G Long Term Evolution (LTE) wireless broadband network equipment and solutions for public safety and military customers (on June 8).

•
Open Kernel Labs, Inc., a provider of virtualization software for securing wireless communications, applications and content for mobile devices and automotive in-vehicle infotainment systems (on August 17).

•	Fidelis Security Systems, Inc., a company that provides cyber security tools that offer real-time network visibility and analysis (on August 27).
In 2011, we acquired six businesses for an aggregate of $1.6 billion, funded by cash on hand:
Combat Systems

•	Force Protection, Inc., a provider of wheeled vehicles, survivability solutions and vehicle sustainment services for the armed forces of the United States and its allies (on December 19).

Marine Systems

•	Metro Machine Corp., a surface-ship repair business in Norfolk, Virginia, that supports the U.S. Navy fleet (on October 31).
Information Systems and Technology

•	A provider of enterprise services and cloud computing to the U.S. Department of Defense (on July 15).

•	A provider of secure wireless networking equipment for the U.S. military and other government customers (on July 22).

•	A provider of information assurance and security software (on August 12).

•	Vangent, Inc., a provider of health information technology services and business systems to federal agencies (on September 30).
In 2010, we acquired three businesses for an aggregate of $233, funded by cash on hand:
Combat Systems

•	A business that demilitarizes, incinerates and disposes of munitions, explosives and explosive wastes in an environmentally safe and efficient manner (on May 12).
Information Systems and Technology

•	A provider of software for military mission planning and execution (on January 8).

•	A company that designs and manufactures sensor and optical surveillance systems for military and security applications (on June 22).
The operating results of these acquisitions have been included with our reported results since their respective closing dates. The purchase prices of these acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
In 2011, we sold a business in our Combat Systems group. The pretax gain of $38 on the sale was reported in other income in the Consolidated Statements of Earnings (Loss). The proceeds from the sale are included in other investing activities on the Consolidated Statements of Cash Flows.
Goodwill
The changes in the carrying amount of goodwill by reporting unit during 2011 and 2012 were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2010	$2,650	$2,828	$198	$6,973	$12,649
Acquisitions (a)	—	60	31	897	988
Other (b)	(6)	(49)	—	(6)	(61)
December 31, 2011	$2,644	$2,839	$229	$7,864	$13,576
Impairment	—	—	—	(1,994)	(1,994)
Acquisitions (a)	11	86	61	221	379
Other (b)	42	36	—	9	87
December 31, 2012	$2,697	$2,961	$290	$6,100	$12,048
(a)Includes adjustments during the purchase price allocation period.
(b)Consists primarily of adjustments for foreign currency translation.

We completed our annual goodwill impairment test as of December 31, 2012. The first step of the goodwill impairment test compares the fair value of our reporting units to their carrying values. We estimate the fair value of our reporting units primarily based on the discounted projected cash flows of the underlying operations. Revenue pressure from slowed defense spending and the threat of sequestration and margin compression due to mix shift have impacted operating results and tempered the projected cash flows of the Information Systems and Technology reporting unit, negatively impacting our estimate of its fair value. Step one of the impairment test concluded that the book value of our Information Systems and Technology reporting unit exceeded its estimated fair value. For our remaining three reporting units, the estimated fair values were at least double their respective book values.

For the Information Systems and Technology reporting unit, we performed the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the test requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Based on the step two analysis, we recorded a $2 billion goodwill impairment in the fourth quarter of 2012. We had no accumulated impairment losses prior to December 31, 2012.
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2011			December 31, 2012
Contract and program intangible assets*	$2,393	$(1,060)	$1,333	$2,066	$(1,165)	$901
Trade names and trademarks	477	(70)	407	494	(87)	407
Technology and software	175	(110)	65	180	(108)	72
Other intangible assets	174	(166)	8	175	(172)	3
Total intangible assets	$3,219	$(1,406)	$1,813	$2,915	$(1,532)	$1,383
* Consists of acquired backlog and probable follow-on work and related customer relationships.

In the fourth quarter of 2012, we recognized impairments in our Aerospace and Information Systems and Technology groups of $191 and $110, respectively, on contract and program, and related technology, intangible assets for substantially all of their remaining values. These losses were reported in operating costs and expenses in the respective segments. In the Aerospace group, lower demand in our maintenance business at Jet Aviation caused by an increasingly competitive marketplace resulted in a review of the long-lived assets of the business. In the Information Systems and Technology group, fourth-quarter 2012 competitive losses and award delays in our optical products business indicative of lower overall demand resulted in a review of the long-lived assets.

In the fourth quarter of 2011, losses on narrow- and wide-body commercial aircraft contracts and lower volume in business-jet aircraft manufactured by other OEMs triggered a review of the long-lived assets of the completions business in the Aerospace group, resulting in a $111 impairment of the contract and program intangible asset.
The amortization lives (in years) of our intangible assets on December 31, 2012, were as follows:

Range of
Amortization Life
Contract and program intangible assets	7-30
Trade names and trademarks	30
Technology and software	7-15
Other intangible assets	3-7
Amortization expense was $224 in 2010, $238 in 2011 and $234 in 2012. We expect to record annual amortization expense over the next five years as follows:

2013	$167
2014	142
2015	139
2016	110
2017	99

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS generally incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares and restricted stock units (RSUs). In 2012, because of the net loss, diluted EPS was calculated using only the basic weighted average shares outstanding as the inclusion of stock options, restricted stock and RSUs would be antidilutive. Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2010	2011	2012
Basic weighted average shares outstanding	381,240	364,147	353,346
Dilutive effect of stock options and restricted stock/RSUs*	3,996	3,377	—
Diluted weighted average shares outstanding	385,236	367,524	353,346
* Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock because the effect of including these options and restricted shares would be antidilutive: 2010 - 17,867 and 2011 - 23,079.

D. FAIR VALUE
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

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2011 or 2012, except for long-lived assets that were impaired in 2012, including goodwill in our Information Systems and Technology business group. We estimated the fair value of these assets primarily based on the discounted projected cash flows of the underlying operations, a Level 3 fair value measure. See Note B for a further discussion of the long-lived asset impairments.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2011 and 2012, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2011
Marketable securities:
Available-for-sale	$70	$70	$8	$62
Held-to-maturity	178	175	—	175
Other investments	145	145	89	56
Derivatives	34	34	—	34
Long-term debt, including current portion	(3,930)	(4,199)	—	(4,199)

	December 31, 2012
Marketable securities:
Available-for-sale	$—	$—	$—	$—
Held-to-maturity (c)	—	—	—	—
Other investments	150	150	96	54
Derivatives	22	22	—	22
Long-term debt, including current portion	(3,909)	(3,966)	—	(3,966)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2011 or 2012.
(c)We sold $211 of held-to-maturity securities in 2012. The net carrying amount of these securities on the date of sale was $210.

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

Year Ended December 31	2010	2011	2012
Current:
U.S. federal	$951	$951	$892
State	7	20	(9)
International	148	181	138
Total current	1,106	1,152	1,021
Deferred:
U.S. federal	60	87	(172)
State	3	—	(5)
International	(7)	(73)	29
Total deferred	56	14	(148)
Provision for income taxes, net	$1,162	$1,166	$873
Net income tax payments	$1,060	$1,083	$1,155

The provision for state and local income taxes that is allocable to U.S. government contracts is included in operating costs and expenses in the Consolidated Statements of Earnings (Loss) and, therefore, not included in the provision above.
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2010	2011	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax on commercial operations, net of federal benefits	0.2	0.4	(1.6)
Impact of international operations	(2.4)	(1.0)	53.8
Domestic production deduction	(1.6)	(1.8)	(11.2)
Domestic tax credits	(0.6)	(0.6)	(1.4)
Goodwill impairment	—	—	92.1
Other, net	0.1	(0.6)	(5.3)
Effective income tax rate	30.7%	31.4%	161.4%

Our 2012 effective tax rate was unfavorably impacted by two items. Due to the non-deductible nature of a substantial portion of our goodwill, there was a limited tax benefit recognized on the impairment. In addition, due to the unfavorable market conditions impacting certain of our international subsidiaries, a valuation allowance was established for their net deferred tax assets, including the operating losses resulting from the charges discussed in Note N at our European Land Systems business in the fourth quarter of 2012 (see deferred tax assets table below).

Deferred Tax Assets. The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

December 31	2011	2012
Retirement benefits	$1,398	$1,746
Tax loss and credit carryforwards	410	561
Salaries and wages	258	261
Workers’ compensation	222	260
A-12 termination	95	94
Other	521	536
Deferred assets	2,904	3,458
Valuation allowance	(102)	(335)
Net deferred assets	$2,802	$3,123
Intangible assets	$(1,137)	$(950)
Contract accounting methods	(626)	(566)
Capital Construction Fund	(239)	(239)
Other	(522)	(390)
Deferred liabilities	$(2,524)	$(2,145)
Net deferred tax asset	$278	$978
Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

December 31	2011	2012
Current deferred tax asset	$269	$44
Current deferred tax liability	(131)	(173)
Noncurrent deferred tax asset	310	1,251
Noncurrent deferred tax liability	(170)	(144)
Net deferred tax asset	$278	$978
We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to valuation allowances recognized.
Our retirement benefits deferred tax amount includes a deferred tax asset of $1.6 billion on December 31, 2011, and $2.1 billion on December 31, 2012, related to the amounts recorded in accumulated other comprehensive loss (AOCI) to recognize the funded status of our retirement plans. See Notes L and P for further discussion.
One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF). The CCF is a program, established by the U.S. government and administered by the Maritime Administration, that affects the timing of a portion of our tax payments. The program supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. It allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the funds are deposited and used for qualified activities. Unqualified withdrawals are subject to taxation plus interest. The CCF is collateralized by qualified assets as defined by the Maritime Administration. We had U.S. government accounts receivable invested in the CCF of $683 on December 31, 2011, and $684 on December 31, 2012.
On December 31, 2012, we had net operating loss carryforwards of $1.4 billion and R&D and investment tax credit carryforwards of $204, both of which begin to expire in 2013.

Earnings from continuing operations before income taxes included foreign income (loss) of $640 in 2010, $473 in 2011 and ($194) in 2012. We intend to reinvest indefinitely the undistributed earnings of most of our non-U.S. subsidiaries. On December 31, 2012, we had approximately $1.6 billion of earnings from these non-U.S. subsidiaries that had not been remitted to the United States. In general, should these earnings be distributed, a portion would be treated as dividends under U.S. tax law and thus subject to U.S. federal income tax at the statutory rate of 35 percent, but would generate partially offsetting foreign tax credits. However, it is not practicable to estimate the additional amount of taxes payable.
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
We participate in the IRS’s Compliance Assurance Process, a real-time audit of our consolidated corporate federal income tax return. We have recorded liabilities for tax uncertainties for the years that remain open to review. We do not expect the resolution of tax matters for these years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.
Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on December 31, 2012, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. ACCOUNTS RECEIVABLE
Accounts receivable represent amounts billed and currently due from customers and consisted of the following:

December 31	2011	2012
Non-U.S. government	$2,536	$2,728
U.S. government	1,039	778
Commercial	854	698
Total accounts receivable	$4,429	$4,204
Receivables from non-U.S. government customers include amounts related to long-term production programs for the Spanish Ministry of Defence of $2.5 billion on December 31, 2012. A different ministry, the Spanish Ministry of Industry, has funded work on these programs in advance of costs incurred by the company. The cash advances are reported on the Consolidated Balance Sheets in current customer advances and deposits and will be repaid to the Ministry of Industry as we collect on the outstanding receivables from the Ministry of Defence, leaving a net receivable of $28 on December 31, 2012. With respect to our other receivables, we expect to collect substantially all of the December 31, 2012, balance during 2013.

G. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

December 31	2011	2012
Contract costs and estimated profits	$18,807	$8,162
Other contract costs	959	1,089
	19,766	9,251
Advances and progress payments	(14,598)	(4,287)
Total contracts in process	$5,168	$4,964
Contract costs consist primarily of labor, material, overhead and G&A expenses. The decrease in the December 31, 2012, contract costs and estimated profits, and associated advances and progress payments, amounts is primarily due to the completion of the T-AKE combat-logistics ship contract.
Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material on December 31, 2011 or 2012.
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
Excluding our other contract costs, we expect to bill all but approximately 15 percent of our year-end 2012 contracts-in-process balance during 2013. Of the amount not expected to be billed in 2013, $365 relates to a single contract, the Canadian Maritime Helicopter Project (MHP), as the prime contract is behind schedule. Ultimately, we believe these delays will be resolved and the balance will be billed and collected.

H. INVENTORIES
Our inventories represent primarily business-jet components and are stated at the lower of cost or net realizable value. Work-in-process represents largely labor, material and overhead costs associated with aircraft in the manufacturing process and is based primarily on the estimated average unit cost of the units in a production lot. Raw materials are valued primarily on the first-in, first-out method. We record pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value. In 2012, we announced that we would cease production of several ruggedized hardware products in our Information Systems and Technology business group. As a result, a $58 loss was recognized to write the related inventory down to net realizable value.
Inventories consisted of the following:

December 31	2011	2012
Work in process	$1,202	$1,518
Raw materials	1,031	1,109
Finished goods	77	69
Pre-owned aircraft	—	80
Total inventories	$2,310	$2,776

I. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment (PP&E) are carried at historical cost, net of accumulated depreciation. The major classes of property, plant and equipment were as follows:

December 31	2011	2012
Machinery and equipment	$3,712	$3,966
Buildings and improvements	2,172	2,442
Land and improvements	321	340
Construction in process	313	255
Total property, plant and equipment	6,518	7,003
Accumulated depreciation	(3,234)	(3,600)
Property, plant and equipment, net	$3,284	$3,403

We depreciate most of our assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods up to 50 years. Machinery and equipment are depreciated over periods up to 30 years. Our government customers provide certain facilities and as such, we do not include these facilities above.

J. DEBT
Debt consisted of the following:

December 31		2011	2012
Fixed-rate notes due:	Interest Rate
May 2013	4.250%	$1,000	$—
February 2014	5.250%	998	—
January 2015	1.375%	499	500
August 2015	5.375%	400	—
July 2016	2.250%	499	500
November 2017	1.000%	—	895
July 2021	3.875%	499	499
November 2022	2.250%	—	990
November 2042	3.600%	—	498
Other	Various	35	27
Total debt		3,930	3,909
Less current portion		23	1
Long-term debt		$3,907	$3,908
On November 6, 2012, we issued $2.4 billion of fixed-rate notes payable in increments of $900, $1 billion and $500 in November 2017, 2022 and 2042, respectively. In December 2012, we used the proceeds from these notes, together with cash on hand, to redeem an equal amount of previously-issued fixed-rate notes with a higher interest rate, lowering the weighted-average interest rate on our outstanding debt from 3.9 percent to 2.2 percent while extending the weighted-average maturity from 2.6 to 9.5 years. The loss of $123 on the redemption, largely representing make-whole amounts, was reported in other expense in the Consolidated Statements of Earnings (Loss).
The fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries (see Note R for condensed consolidating financial statements). We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.

The aggregate amounts of scheduled maturities of our debt for the next five years are as follows:

Year Ended December 31
2013	$1
2014	—
2015	500
2016	500
2017	896
Thereafter	2,012
Total debt	$3,909
On December 31, 2012, we had no commercial paper outstanding, but we maintain the ability to access the market. We have $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2013 and a $1 billion multi-year facility expiring in July 2016. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or in part, these credit facilities at or prior to their expiration. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on December 31, 2012.

K. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

December 31	2011	2012
Salaries and wages	$845	$835
Workers’ compensation	575	578
Retirement benefits	275	318
Deferred income taxes	131	173
Other (a)	1,413	1,205
Total other current liabilities	$3,239	$3,109

Retirement benefits	$4,627	$5,671
Customer deposits on commercial contracts	1,132	849
Deferred income taxes	170	144
Other (b)	670	727
Total other liabilities	$6,599	$7,391
(a)Consists primarily of environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers’ compensation.

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
Shares Issued and Outstanding. On December 31, 2011, we had 481,880,634 shares of common stock issued and 356,437,880 shares of common stock outstanding. On December 31, 2012, we had 481,880,634 shares of common stock issued and 353,674,248 shares of common stock outstanding, including unvested restricted stock of 2,377,354 shares. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2012 resulted from share activity under our equity compensation plans (see Note O for further discussion) and shares repurchased in the open market. In 2012, we repurchased 9.1 million shares at an average price of $66 per share. On June 7, 2012, with 2.4 million shares remaining under a prior authorization, the board of directors authorized management to repurchase an additional 10 million shares. On December 31, 2012, approximately 10.9 million shares remained authorized for repurchase, about 3 percent of our total shares outstanding.
Dividends per Share. Dividends declared per share were $1.68 in 2010, $1.88 in 2011 and $2.04 in 2012. Cash dividends paid were $631 in 2010, $673 in 2011 and $893 in 2012. In advance of possible tax increases in 2013, we accelerated our first quarter 2013 dividend payment to December 2012.
Other Comprehensive Loss. The tax effect for each component of other comprehensive loss consisted of the following:

Year Ended December 31, 2010	Gross Amount	Benefit (Provision) for Income Tax	Net Amount
Gain on cash flow hedges	$89	$(23)	$66
Unrealized gains on securities	1	—	1
Foreign currency translation adjustments	308	(29)	279
Change in retirement plans' funded status	(878)	303	(575)
Other comprehensive loss	$(480)	$251	$(229)

Year Ended December 31, 2011	Gross Amount	Benefit (Provision) for Income Tax	Net Amount
Loss on cash flow hedges	$(81)	$22	$(59)
Unrealized losses on securities	(1)	—	(1)
Foreign currency translation adjustments	(89)	18	(71)
Change in retirement plans' funded status	(1,129)	384	(745)
Other comprehensive loss	$(1,300)	$424	$(876)

Year Ended December 31, 2012	Gross Amount	Benefit (Provision) for Income Tax	Net Amount
Loss on cash flow hedges	$(23)	$3	$(20)
Unrealized gains on securities	6	(2)	4
Foreign currency translation adjustments	141	130	271
Change in retirement plans' funded status	(1,149)	431	(718)
Other comprehensive loss	$(1,025)	$562	$(463)
The changes, net of tax, in each component of AOCI consisted of the following:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCI
Balance, December 31, 2009	$19	$3	$613	$(1,842)	$(1,207)
2010 other comprehensive loss	66	1	279	(575)	(229)
Balance, December 31, 2010	85	4	892	(2,417)	(1,436)
2011 other comprehensive loss	(59)	(1)	(71)	(745)	(876)
Balance, December 31, 2011	26	3	821	(3,162)	(2,312)
2012 other comprehensive loss	(20)	4	271	(718)	(463)
Balance, December 31, 2012	$6	$7	$1,092	$(3,880)	$(2,775)

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2012, we held $3.3 billion in cash and equivalents, but held no marketable securities.
Hedging Activities. We had $4 billion in notional forward exchange contracts outstanding on December 31, 2011, and $2.5 billion on December 31, 2012. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D). The fair value of these derivative contracts consisted of the following:

December 31	2011	2012
Other current assets:
Designated as cash flow hedges	$64	$26
Not designated as cash flow hedges	20	21
Other current liabilities:
Designated as cash flow hedges	(33)	(18)
Not designated as cash flow hedges	(17)	(7)
Total	$34	$22
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2011, or December 31, 2012.
We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statements of Earnings (Loss) or in other comprehensive loss (OCI) within the Consolidated Statements of Comprehensive Income (Loss) depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in OCI until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statements of Earnings (Loss). The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statements of Earnings (Loss) for all derivative financial instruments, regardless of designation.
Net gains and losses recognized in earnings and OCI, including gains and losses related to hedge ineffectiveness, were not material to our results of operations in any of the past three years. We do not expect the amount of gains and losses in OCI that will be reclassified to earnings in 2013 to be material.
Foreign Currency Financial Statement Translation. We translate foreign-currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCI.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations in any of the past three years. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in each of the past three years.

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

Over 20 years of litigation, the trial court (the U.S. Court of Federal Claims), appeals court (the Court of Appeals for the Federal Circuit) and the U.S. Supreme Court have issued various rulings, some in favor of the government and others in favor of the contractors.
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
If, contrary to our expectations, the government prevails on its default claim and its recovery theories, the contractors could collectively be required to repay the government, on a joint and several basis, as much as $1.4 billion for progress payments received for the A-12 contract, plus interest, which was approximately $1.6 billion on December 31, 2012. This would result in a liability to us of half of the total (based upon The Boeing Company satisfying McDonnell Douglas’ obligations under the contract), or approximately $1.5 billion pretax. Our after-tax charge would be approximately $835, or $2.36 per share, which would be recorded in discontinued operations. Our after-tax cash cost would be approximately $740. We believe we have sufficient resources to satisfy our obligation if required.
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
Minimum Lease Payments
Total expense under operating leases was $258 in 2010, $274 in 2011 and $301 in 2012. Operating leases are primarily for facilities and equipment. Future minimum lease payments due are as follows:

Year Ended December 31
2013	$239
2014	193
2015	148
2016	111
2017	77
Thereafter	331
Total minimum lease payments	$1,099
Other
Portugal Program. In the fourth quarter of 2012, the Portuguese Ministry of National Defense notified our Combat Systems group’s European Land Systems business that it was terminating the contract to provide 260 Pandur vehicles based on an alleged breach of the contract. Subsequently, the customer has drawn approximately $75 from bank guarantees for the contract. We have asserted that we are not in breach of the contract and that the termination of the contract was invalid, and we have filed a demand for arbitration to protect our rights under the contract and Portuguese law. Given the uncertainty of receiving further payments from the customer, we have written off the receivables and contracts in process balances and accrued an estimate of the remaining costs related to the close-out of the contract, totaling $258. On December 31, 2012, approximately $195 of bank guarantees relating to the program and its related offset requirements remained outstanding. The bank guarantees could be drawn upon by the customer through 2014 and, therefore, have a possible impact on our future operating results and cash flows.
Restructuring Costs. In the fourth quarter of 2012, the company recorded a $98 restructuring charge for plans being carried out to eliminate excess capacity and align our Combat Systems group’s European Land Systems business with expected demand given the European fiscal condition. The charge, which is reported in G&A expenses on our Consolidated Statement of Earnings (Loss), primarily represents our estimate of severance costs as determined based on local laws. However, the local administrative process, which involves management, the government and labor representatives, could yield severance terms that are in excess of the statutory amount. As a result, it is reasonably possible that our actual severance costs could be $30 to $40 higher than our liability recorded on December 31, 2012.

Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, performance or surety bonds, bank guarantees and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.9 billion on December 31, 2012. These include arrangements for our international subsidiaries, which are backed by available local bank credit facilities aggregating approximately $850. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under specific contracts.
Government Contracts. As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties, and compensatory and treble damages. We believe the outcome of such ongoing government disputes and investigations will not have a material impact on our results of operations, financial condition or cash flows.
In the performance of our contracts, we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based upon the circumstances, we periodically file claims or requests for equitable adjustment (REAs). In some cases, these requests are disputed by our customer. We believe our outstanding modifications and other claims will be resolved without material impact to our results of operations, financial condition or cash flows.
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
Labor Agreements. Approximately one-fifth of our employees and our subsidiaries’ employees are represented by labor organizations and work under local works council agreements and 56 company-negotiated agreements. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating successor agreements without any material disruption of operating activities. We expect to renegotiate the terms of 18 collective agreements in 2013, covering approximately 5,600 employees. We do not expect the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.
Product Warranties. We provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is generally based on the number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion. Our other warranty obligations, primarily for business-jet aircraft, are included in other current liabilities and other liabilities on the Consolidated Balance Sheets.
The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2010	2011	2012
Beginning balance	$239	$260	$293
Warranty expense	70	88	91
Payments	(51)	(56)	(58)
Adjustments*	2	1	(7)
Ending balance	$260	$293	$319
* Includes reclassifications.

O. EQUITY COMPENSATION PLANS
Equity Compensation Overview. We have various equity compensation plans for employees, as well as for non-employee members of our board of directors. These include the General Dynamics Corporation 2009 Equity Compensation Plan and the 2012 Equity Compensation Plan (Equity Compensation Plans) and the 2009 General Dynamics United Kingdom Share Save Plan (U.K. Plan).

The Equity Compensation Plans seek to provide an effective means of attracting, retaining and motivating directors, officers and key employees, and to provide them with incentives to enhance our growth and profitability. Under the Equity Compensation Plans, awards may be granted to officers, employees or non-employee directors in common stock, options to purchase common stock, restricted shares of common stock, participation units or any combination of these.

Stock options may be granted either as incentive stock options, intended to qualify for capital gain treatment under Section 422 of the Internal Revenue Code (the Code), or as options not qualified under the Code. As a matter of practice, we do not currently grant incentive stock options. All options granted under the Equity Compensation Plans are issued with an exercise price at the fair market value of the common stock on the date of grant. Awards of stock options vest over two years, with 50 percent of the options vesting in one year and the remaining 50 percent vesting the following year. Stock options that have been awarded under the Equity Compensation Plans expire five or seven years after the grant date. We grant annual stock option awards to participants in the Equity Compensation Plans on the first Wednesday of March based on the average of the high and low stock prices on that day as listed on the New York Stock Exchange. On occasion, we may also make ad hoc grants at other times during the year for new hires or promotions.

Grants of restricted stock are awards of shares of common stock that are released approximately four years after the grant date. During that restriction period, recipients may not sell, transfer, pledge, assign or otherwise convey their restricted shares to another party. However, during the restriction period, the recipient is entitled to vote the restricted shares and receive cash dividends on those shares.

Participation units represent obligations that have a value derived from or related to the value of our common stock. These include stock appreciation rights, phantom stock units and restricted stock units (RSUs) and are payable in cash or common stock. Beginning in March 2012, we granted RSUs with a performance measure based on a management metric, return on invested capital (ROIC). Depending on the company’s performance with respect to this metric, the number of RSUs earned may be less than, equal to, or greater than the original number of RSUs awarded.

We issue common stock under our equity compensation plans from treasury stock. On December 31, 2012, in addition to the shares reserved for issuance upon the exercise of outstanding options, approximately 19 million shares have been authorized for options and restricted stock that may be granted in the future.

Stock-based Compensation Expense. Stock-based compensation expense is included in G&A expenses. The following table details the components of stock-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2010	2011	2012
Stock options	$53	$58	$57
Restricted stock	24	25	17
Total stock-based compensation expense, net of tax	$77	$83	$74
Stock Options. We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. We estimate the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2010	2011	2012
Expected volatility	27.0-31.9%	28.4-31.5%	27.9-31.3%
Weighted average expected volatility	29.8%	30.1%	30.7%
Expected term (in months)	40-50	43-53	43-53
Risk-free interest rate	1.0-2.2%	1.2-1.9%	0.6-0.8%
Expected dividend yield	2.0%	2.0%	2.7%
We determine the above assumptions based on the following:

•	Expected volatility is based on the historical volatility of our common stock over a period equal to the expected term of the option.

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

The resulting weighted average fair value per option granted was $15.00 in 2010, $15.63 in 2011 and $13.23 in 2012. Stock option expense reduced operating earnings (and on a per-share basis) by $82 ($0.14) in 2010, $90 ($0.16) in 2011 and $88 ($0.16) in 2012. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note Q). On December 31, 2012, we had $56 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of one year.
A summary of option activity during 2012 follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2011	29,304,653	$69.19
Granted	5,650,767	70.81
Exercised	(3,722,749)	40.57
Forfeited/cancelled	(5,107,912)	76.52
Outstanding on December 31, 2012	26,124,759	$72.19
Vested and expected to vest on December 31, 2012	25,811,443	$72.19
Exercisable on December 31, 2012	17,004,811	$72.30

Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2012, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding	3.2	$76
Vested and expected to vest	3.1	76
Exercisable	1.8	73
In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised was $109 in 2010, $113 in 2011 and $112 in 2012.

We received cash from the exercise of stock options of $277 in 2010, $198 in 2011 and $146 in 2012. The excess tax benefit resulting from stock option exercises was $18 in 2010, $24 in 2011 and $29 in 2012.

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

Compensation expense related to restricted stock and restricted stock units reduced operating earnings (and on a per-share basis) by $36 ($0.06) in 2010, $38 ($0.07) in 2011 and $26 ($0.05) in 2012. On December 31, 2012, we had $52 of unrecognized compensation cost related to restricted stock and restricted stock units, which is expected to be recognized over a weighted average period of 2.3 years.

A summary of restricted stock and restricted stock unit activity during 2012 follows:

	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2011	2,421,033	$63.01
Granted	532,354	70.86
Vested	(421,834)	83.03
Forfeited	(38,104)	67.53
Nonvested at December 31, 2012	2,493,449	$61.23

The total fair value of shares vested was $30 in 2010, $28 in 2011 and $28 in 2012.

P. RETIREMENT PLANS
We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.
Retirement Plan Summary Information
Defined-contribution Benefits. We provide eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives, including investment in our common stock. In some of these plans, we match a portion of the employees’ contributions. Our contributions to these plans totaled $198 in 2010, $203 in 2011 and $201 in 2012. The defined-contribution plans held approximately 33 million and 31 million shares of our common stock, representing approximately 10 percent and 9 percent of our outstanding shares, on December 31, 2011 and 2012, respectively.
Pension Benefits. We have six noncontributory and six contributory trusteed, qualified defined-benefit pension plans covering eligible government business employees, and two noncontributory and four contributory plans covering eligible commercial business employees, including some employees of our international operations. The primary factors affecting the benefits earned by participants in our pension plans are employees’ years of service and compensation levels. Our primary government pension plan, which comprises the majority of our unfunded obligation, was closed to new salaried participants on January 1, 2007. Additionally, we have made changes to this plan for certain participants effective January 1, 2014, that limit or cease the benefits that accrue for future service. As a result of this modification, the plan’s projected benefit obligation (PBO) is expected to be reduced by approximately $155.
We also sponsor one funded and several unfunded non-qualified supplemental executive plans, which provide participants with additional benefits, including excess benefits over limits imposed on qualified plans by federal tax law.
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
Contributions and Benefit Payments
It is our policy to fund our defined-benefit retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions, considered within our capital deployment framework. We make discretionary and required contributions to our pension plans to provide not only for benefits attributed to service to date, but also for benefits to be earned in the future. Our required contributions are determined in accordance with IRS regulations.
The contributions to our pension plans depend on a variety of factors, including discount rates and annual returns on our plan assets. We contributed $532 to our pension plans in 2012, including approximately $100 of voluntary contributions. We are subject to the Pension Protection Act of 2006 (PPA). We expect higher contributions in future years under the PPA, with an increase to $600 in 2013.
We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our post-retirement benefit plans. For non-funded plans, claims are paid as received. We contributed $32 to our other post-retirement plans in 2012 and expect to contribute $29 in 2013.
We expect the following benefits to be paid from our retirement plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2013	$475	$85
2014	495	86
2015	519	86
2016	545	87
2017	574	87
2018-2022	3,362	430
Government Contract Considerations
Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense business groups. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards (CAS) and specific contractual terms. For some of these plans, the cumulative pension and post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog and probable follow-on contracts, we defer the excess in contracts in process on the Consolidated Balance Sheets until the cost is allocable to contracts. See Note G for discussion of our other contract costs. For other plans, the amount allocated to contracts and included in revenues has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the plan assets on the Consolidated Balance Sheets.
In late 2011, changes were made to the CAS to harmonize the regulations with the PPA. As a result, pension costs allocable to our contracts are expected to increase beginning in 2014 when the full impact of the CAS regulations begins to take effect. For certain contracts awarded prior to February 27, 2012, we are entitled to recovery of these additional pension costs from our customers. We submitted REAs of approximately $165 for these contracts in the fourth quarter of 2012.
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
Our annual benefit cost consists of three primary elements: the cost of benefits earned by employees for services rendered during the year, an interest charge on our plan liabilities and an assumed return on our plan assets for the year. The annual cost also includes gains and losses resulting from changes in actuarial assumptions, differences between the actual and assumed long-term rate of return on assets and gains and losses resulting from changes we make to plan benefit terms.
We recognize an asset or liability on the Consolidated Balance Sheets equal to the funded status of each of our defined-benefit retirement plans. The funded status is the difference between the fair value of the plan’s assets and its benefit obligation. Changes in plan assets and liabilities due to differences between actuarial assumptions and the actual results of the plan are recorded directly to AOCI in shareholders’ equity on the Consolidated Balance Sheets rather than charged to earnings. These differences are then amortized over future years as a component of our annual benefit cost. We amortize actuarial differences under qualified plans on a straight-line basis over the average remaining service period of eligible employees. We recognize the difference between the actual and expected return on plan assets for qualified plans over five years. The deferral of these differences reduces the volatility of our annual benefit cost that can result either from year-to-year changes in the assumptions or from actual results that are not necessarily representative of the long-term financial position of these plans. We recognize differences under nonqualified plans immediately.
Our annual pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits
Year Ended December 31	2010	2011	2012
Service cost	$211	$245	$266
Interest cost	509	517	523
Expected return on plan assets	(600)	(599)	(588)
Recognized net actuarial loss	87	173	287
Amortization of prior service credit	(41)	(43)	(42)
Annual benefit cost	$166	$293	$446

	Other Post-retirement Benefits
Year Ended December 31	2010	2011	2012
Service cost	$10	$13	$12
Interest cost	59	62	59
Expected return on plan assets	(32)	(31)	(30)
Recognized net actuarial loss (gain)	(5)	4	10
Amortization of prior service cost	2	6	7
Annual benefit cost	$34	$54	$58

The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2011	2012	2011	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$(9,238)	$(10,242)	$(1,145)	$(1,179)
Service cost	(245)	(266)	(13)	(12)
Interest cost	(517)	(523)	(62)	(59)
Amendments	(16)	—	(3)	—
Actuarial loss	(670)	(1,527)	(40)	(211)
Settlement/curtailment/other	(2)	(7)	3	(5)
Benefits paid	446	451	81	82
Benefit obligation at end of year	$(10,242)	$(12,114)	$(1,179)	$(1,384)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$6,250	$6,250	$389	$379
Actual return on plan assets	80	874	10	64
Employer contributions	351	532	31	32
Settlement/curtailment/other	4	12	—	—
Benefits paid	(435)	(441)	(51)	(49)
Fair value of assets at end of year	$6,250	$7,227	$379	$426
Funded status at end of year	$(3,992)	$(4,887)	$(800)	$(958)

Amounts recognized on our Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2011	2012	2011	2012
Noncurrent assets	$110	$144	$—	$—
Current liabilities	(90)	(114)	(185)	(204)
Noncurrent liabilities	(4,012)	(4,917)	(615)	(754)
Net liability recognized	$(3,992)	$(4,887)	$(800)	$(958)
Amounts deferred in AOCI consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2011	2012	2011	2012
Net actuarial loss	$4,790	$5,737	$234	$401
Prior service (credit) cost	(258)	(214)	30	21
Total amount recognized in AOCI, pretax	$4,532	$5,523	$264	$422

The following is a reconciliation of the change in AOCI for our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2011	2012	2011	2012
Net actuarial loss	$1,189	$1,241	$61	$177
Prior service cost	16	—	3	—
Amortization of:
Net actuarial loss from prior years	(173)	(287)	(4)	(10)
Prior service credit (cost)	40	42	(6)	(7)
Other*	3	(5)	—	(2)
Change in AOCI, pretax	$1,075	$991	$54	$158
* Includes foreign exchange translation adjustments.
The following table represents amounts deferred in AOCI on the Consolidated Balance Sheet on December 31, 2012, that we expect to recognize in our retirement benefit cost in 2013:

	Pension Benefits	Other Post-retirement Benefits
Prior service (credit) cost	$(43)	$6
Net actuarial loss	425	25
A pension plan’s funded status is the difference between the plan’s assets and its PBO. The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. A pension plan’s accumulated benefit obligation (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all defined-benefit pension plans was $9.8 billion and $11.5 billion on December 31, 2011 and 2012, respectively. On December 31, 2011 and 2012, some of our pension plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

December 31	2011	2012
PBO	$(9,960)	$(11,956)
ABO	(9,536)	(11,323)
Fair value of plan assets	5,969	7,028
Retirement Plan Assumptions
We calculate the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2011	2012
Pension Benefits
Discount rate	5.22%	4.22%
Rate of increase in compensation levels	3.77%	3.77%
Other Post-retirement Benefits
Discount rate	5.13%	3.97%
Healthcare cost trend rate:
Trend rate for next year	8.00%	8.00%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2019	2019
The following table summarizes the weighted average assumptions used to determine our net periodic benefit costs:

Assumptions for Year Ended December 31	2010	2011	2012
Pension Benefits
Discount rate	6.42%	5.73%	5.22%
Expected long-term rate of return on assets	8.43%	8.37%	8.24%
Rate of increase in compensation levels	3.88%	3.86%	3.77%
Other Post-retirement Benefits
Discount rate	6.18%	5.54%	5.13%
Expected long-term rate of return on assets	8.03%	8.03%	8.03%
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
These assumptions are based on our best judgment, including consideration of current and future market conditions. Changes in these estimates impact future pension and post-retirement benefit costs. As discussed above, we defer recognition of the cumulative benefit cost for our government plans in excess of costs allocable to contracts to provide a better matching of revenues and expenses. Therefore, the impact of annual changes in financial reporting assumptions on the cost for these plans does not affect our operating results either positively or negatively. For our domestic pension plans, the following hypothetical changes in the discount rate and expected long-term rate of return on plan assets would have had the following impact in 2012:

	Increase 25 basis points	Decrease 25 basis points
Increase (decrease) to net pension cost from:
Change in discount rate	$(31)	$32
Change in long-term rate of return on plan assets	(16)	16
A 25-basis-point change in these assumed rates would not have had a measurable impact on the benefit cost for our other post-retirement plans in 2012. Assumed healthcare cost trend rates have a significant effect on the amounts reported for our healthcare plans. The effect of a 1 percentage point increase or decrease in the assumed healthcare cost trend rate on the net periodic benefit cost is $6 and ($5), respectively, and the effect on the accumulated post-retirement benefit obligation is $118 and ($96), respectively.
Plan Assets
A committee of our board of directors is responsible for the strategic oversight of our defined-benefit retirement plan assets held in trust. Management reports to the committee on a regular basis and is responsible for making all investment decisions related to retirement plan assets in compliance with the company’s policies.
Our investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. The objective of our investment policy is to generate future returns consistent with our assumed long-term rate of return used to determine our benefit obligations and net periodic benefit costs. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. At the end of 2012, our asset allocation policy ranges were:

Equities	25 - 75%
Fixed income	10 - 50%
Cash	0 - 15%
Other asset classes	0 - 20%
Over 90 percent of our pension plan assets are held in a single trust for our primary domestic government and commercial pension plans. On December 31, 2012, the trust was invested largely in publicly traded equities and fixed-income securities, but may invest in other asset classes in the future consistent with our investment policy. Our investments in equity assets include U.S. and international securities and equity funds as well as futures contracts on U.S. equity indices. Our investments in fixed-income assets include U.S. Treasury and U.S. agency securities, corporate bonds, mortgage-backed securities, futures contracts and international securities. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.
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
Our retirement plan assets are reported at fair value. See Note D for a discussion of the hierarchy for determining fair value. Our Level 1 assets include investments in publicly traded equity securities and commingled funds. These securities (and the underlying investments of the funds) are actively traded and valued using quoted prices for identical securities from the market exchanges. Our Level 2 assets consist of fixed-income securities and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined using valuation models that use observable inputs such as interest rates, bond yields, low-volume market quotes and quoted prices for similar assets. Our plan assets that are invested in commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying investments of the fund. We had minimal Level 3 plan assets on December 31, 2012. These investments include real estate and hedge funds, insurance deposit contracts and direct private equity investments.
The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2011
Cash	$50	$50	$—	$—
Equity securities
U.S. companies (a)	1,178	1,178	—	—
International companies	84	84	—	—
Private equity investments	8	—	—	8
Fixed-income securities
Treasury securities	224	224	—	—
Corporate bonds (b)	1,585	—	1,585	—
Asset-backed securities	60	—	60	—
Commingled funds
Equity funds	2,719	224	2,495	—
Money market funds	23	—	23	—
Fixed-income funds	176	—	176	—
Real estate funds	28	—	—	28
Commodity funds	8	—	8	—
Other investments
Insurance deposit agreements	107	—	—	107
Total pension plan assets	$6,250	$1,760	$4,347	$143

(a)	No single equity holding amounted to more than 1 percent of the total fair value.

(b)	Our corporate bond investments had an average rating of A-.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2012
Cash	$43	$43	$—	$—
Equity securities
U.S. companies (a)	500	500	—	—
International companies	85	85	—	—
Private equity investments	8	—	—	8
Fixed-income securities
Treasury securities	141	141	—	—
Corporate bonds (b)	1,805	—	1,805	—
Commingled funds
Equity funds	3,791	303	3,488	—
Money market funds	240	—	240	—
Fixed-income funds	165	—	165	—
Real estate funds	32	—	—	32
Commodity funds	8	—	8	—
Hedge funds	301	—	201	100
Other investments
Insurance deposit agreements	108	—	—	108
Total pension plan assets	$7,227	$1,072	$5,907	$248

(a)	No single equity holding amounted to more than 1 percent of the total fair value.

(b)	Our corporate bond investments had an average rating of BBB+.
The fair value of our other post-retirement plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2011
Cash	$8	$8	$—	$—
Equity securities	133	133	—	—
Fixed-income securities	61	2	59	—
Commingled funds
Money market funds	12	—	12	—
Equity funds	159	1	158	—
Fixed-income funds	6	—	6	—
Total other post-retirement plan assets	$379	$144	$235	$—

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2012
Cash	$18	$18	$—	$—
Equity securities	120	120	—	—
Fixed-income securities	56	1	55	—
Commingled funds
Equity funds	225	4	221	—
Fixed-income funds	6	6	—	—
Hedge funds	1	—	1	—
Total other post-retirement plan assets	$426	$149	$277	$—
The changes in our Level 3 retirement plan assets during 2011 and 2012 were not material.

Q. BUSINESS GROUP INFORMATION
We operate in four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. We organize our business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding and services; and communications and information technology, respectively. We measure each group’s profit based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our business groups.
Summary financial information for each of our business groups follows:

	Revenues			Operating Earnings			Revenues from U.S. Government
Year Ended December 31	2010	2011	2012	2010	2011	2012	2010	2011	2012
Aerospace	$5,299	$5,998	$6,912	$860	$729	$858	$220	$171	$160
Combat Systems	8,878	8,827	7,992	1,275	1,283	663	6,637	6,343	5,699
Marine Systems	6,677	6,631	6,592	674	691	750	6,518	6,582	6,504
Information Systems and Technology	11,612	11,221	10,017	1,219	1,200	(1,369)	9,888	9,507	8,442
Corporate*	—	—	—	(83)	(77)	(69)	—	—	—
	$32,466	$32,677	$31,513	$3,945	$3,826	$833	$23,263	$22,603	$20,805

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2010	2011	2012	2010	2011	2012	2010	2011	2012
Aerospace	$6,963	$7,132	$7,524	$66	$153	$204	$133	$142	$125
Combat Systems	9,324	9,967	9,619	116	90	87	162	173	173
Marine Systems	2,612	2,858	3,032	95	116	85	74	74	95
Information Systems and Technology	10,898	11,934	9,701	83	93	72	193	196	220
Corporate*	2,748	2,992	4,433	10	6	2	7	7	7
	$32,545	$34,883	$34,309	$370	$458	$450	$569	$592	$620
*Corporate operating results primarily consist of stock option expense. Corporate identifiable assets are primarily cash and equivalents.

The following table presents our revenues by geographic area based on the location of our customers:

Year Ended December 31	2010	2011	2012
North America:
United States	$26,488	$26,401	$25,004
Canada	854	806	878
Other	281	39	165
Total North America	27,623	27,246	26,047
Europe:
United Kingdom	802	857	1,027
Switzerland	648	582	679
Russia	29	287	548
Spain	450	405	288
Other	900	826	534
Total Europe	2,829	2,957	3,076
Asia/Pacific:
China	578	929	876
Other	537	555	541
Total Asia/Pacific	1,115	1,484	1,417
Africa/Middle East	569	672	713
South America	330	318	260
	$32,466	$32,677	$31,513
Our revenues from international operations were $5.4 billion in 2010, $5.7 billion in 2011 and $4.5 billion in 2012. The long-lived assets of operations located outside the United States were 6 percent of our total long-lived assets on December 31, 2011 and 2012.

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

R. CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (LOSS)

Year Ended December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$26,376	$6,090	$—	$32,466
Cost of sales	1	21,558	4,998	—	26,557
G&A	82	1,497	385	—	1,964
Operating earnings	(83)	3,321	707	—	3,945
Interest, net	(161)	1	3	—	(157)
Other, net	1	1	—	—	2
Earnings before income taxes	(243)	3,323	710	—	3,790
Provision for income taxes	(78)	1,067	173	—	1,162
Discontinued operations, net of tax	—	—	(4)	—	(4)
Equity in net earnings of subsidiaries	2,789	—	—	(2,789)	—
Net earnings	$2,624	$2,256	$533	$(2,789)	$2,624
Comprehensive income	$2,395	$2,101	$857	$(2,958)	$2,395
Year Ended December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$26,253	$6,424	$—	$32,677
Cost of sales	(13)	21,336	5,498	—	26,821
G&A	90	1,499	441	—	2,030
Operating earnings	(77)	3,418	485	—	3,826
Interest, net	(143)	—	2	—	(141)
Other, net	5	27	1	—	33
Earnings before income taxes	(215)	3,445	488	—	3,718
Provision for income taxes	(43)	1,097	112	—	1,166
Discontinued operations, net of tax	—	—	(26)	—	(26)
Equity in net earnings of subsidiaries	2,698	—	—	(2,698)	—
Net earnings	$2,526	$2,348	$350	$(2,698)	$2,526
Comprehensive income	$1,650	$2,228	$157	$(2,385)	$1,650
Year Ended December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$26,349	$5,164	$—	$31,513
Cost of sales	(20)	23,614	4,810	—	28,404
G&A	89	1,618	569	—	2,276
Operating earnings	(69)	1,117	(215)	—	833
Interest, net	(158)	(3)	5	—	(156)
Other, net	(126)	(4)	(6)	—	(136)
Earnings before income taxes	(353)	1,110	(216)	—	541
Provision for income taxes	(137)	854	156	—	873
Equity in net earnings of subsidiaries	(116)	—	—	116	—
Net loss	$(332)	$256	$(372)	$116	$(332)
Comprehensive loss	$(795)	$21	$(90)	$69	$(795)

R. CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,530	$—	$1,119	$—	$2,649
Accounts receivable	—	1,659	2,770	—	4,429
Contracts in process	292	3,182	1,694	—	5,168
Inventories
Work in process	—	1,168	34	—	1,202
Raw materials	—	898	133	—	1,031
Finished goods	—	36	41	—	77
Other current assets	320	247	245	—	812
Total current assets	2,142	7,190	6,036	—	15,368
Noncurrent assets:
Property, plant and equipment	153	5,181	1,184	—	6,518
Accumulated depreciation of PP&E	(49)	(2,604)	(581)	—	(3,234)
Intangible assets	—	1,767	1,452	—	3,219
Accumulated amortization of intangible assets	—	(976)	(430)	—	(1,406)
Goodwill	—	9,287	4,289	—	13,576
Other assets	10	629	203	—	842
Investment in subsidiaries	33,450	—	—	(33,450)	—
Total noncurrent assets	33,564	13,284	6,117	(33,450)	19,515
Total assets	$35,706	$20,474	$12,153	$(33,450)	$34,883
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Customer advances and deposits	$—	$2,483	$2,528	$—	$5,011
Other current liabilities	537	3,750	1,847	—	6,134
Total current liabilities	537	6,233	4,375	—	11,145
Noncurrent liabilities:
Long-term debt	3,895	9	3	—	3,907
Other liabilities	3,443	2,541	615	—	6,599
Total noncurrent liabilities	7,338	2,550	618	—	10,506
Intercompany	14,599	(15,240)	641	—	—
Shareholders’ equity:
Common stock	482	6	44	(50)	482
Other shareholders’ equity	12,750	26,925	6,475	(33,400)	12,750
Total shareholders’ equity	13,232	26,931	6,519	(33,450)	13,232
Total liabilities and shareholders’ equity	$35,706	$20,474	$12,153	$(33,450)	$34,883

R. CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,248	$—	$1,048	$—	$3,296
Accounts receivable	—	1,254	2,950	—	4,204
Contracts in process	439	3,199	1,326	—	4,964
Inventories
Work in process	—	1,507	11	—	1,518
Raw materials	—	1,020	89	—	1,109
Finished goods	—	32	37	—	69
Pre-owned aircraft	—	80	—	—	80
Other current assets	45	249	210	—	504
Total current assets	2,732	7,341	5,671	—	15,744
Noncurrent assets:
Property, plant and equipment	155	5,556	1,292	—	7,003
Accumulated depreciation of PP&E	(56)	(2,850)	(694)	—	(3,600)
Intangible assets	—	1,693	1,222	—	2,915
Accumulated amortization of intangible assets	—	(1,068)	(464)	—	(1,532)
Goodwill	—	7,661	4,387	—	12,048
Other assets	700	738	328	(35)	1,731
Investment in subsidiaries	33,324	—	—	(33,324)	—
Total noncurrent assets	34,123	11,730	6,071	(33,359)	18,565
Total assets	$36,855	$19,071	$11,742	$(33,359)	$34,309
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,052	$2,990	$—	$6,042
Other current liabilities	394	3,743	1,441	—	5,578
Total current liabilities	394	6,795	4,431	—	11,620
Noncurrent liabilities:
Long-term debt	3,881	27	—	—	3,908
Other liabilities	4,121	2,704	566	—	7,391
Total noncurrent liabilities	8,002	2,731	566	—	11,299
Intercompany	17,069	(17,388)	319	—	—
Shareholders’ equity:
Common stock	482	6	44	(50)	482
Other shareholders’ equity	10,908	26,927	6,382	(33,309)	10,908
Total shareholders’ equity	11,390	26,933	6,426	(33,359)	11,390
Total liabilities and shareholders’ equity	$36,855	$19,071	$11,742	$(33,359)	$34,309

R. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2010	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(391)	$2,884	$493	$—	$2,986
Cash flows from investing activities:
Maturities of held-to-maturity securities	273	—	332	—	605
Purchases of held-to-maturity securities	(237)	—	(231)	—	(468)
Capital expenditures	(10)	(301)	(59)	—	(370)
Other, net	(12)	(93)	(70)	—	(175)
Net cash used by investing activities	14	(394)	(28)	—	(408)
Cash flows from financing activities:
Purchases of common stock	(1,185)	—	—	—	(1,185)
Repayment of fixed-rate notes	(700)	—	—	—	(700)
Dividends paid	(631)	—	—	—	(631)
Other, net	295	(1)	(4)	—	290
Net cash used by financing activities	(2,221)	(1)	(4)	—	(2,226)
Net cash used by discontinued operations	—	—	(2)	—	(2)
Cash sweep/funding by parent	2,800	(2,489)	(311)	—	—
Net increase in cash and equivalents	202	—	148	—	350
Cash and equivalents at beginning of year	1,406	—	857	—	2,263
Cash and equivalents at end of year	$1,608	$—	$1,005	$—	$2,613
Year Ended December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(359)	$3,524	$73	$—	$3,238
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(233)	(1,327)	—	—	(1,560)
Purchases of held-to-maturity securities	(459)	—	—	—	(459)
Maturities of held-to-maturity securities	334	—	107	—	441
Capital expenditures	(6)	(381)	(71)	—	(458)
Purchases of available-for-sale securities	(274)	(99)	—	—	(373)
Other, net	246	192	(3)	—	435
Net cash used by investing activities	(392)	(1,615)	33	—	(1,974)
Cash flows from financing activities:
Proceeds from fixed-rate notes	1,497	—	—	—	1,497
Purchases of common stock	(1,468)	—	—	—	(1,468)
Repayment of fixed-rate notes	(750)	—	—	—	(750)
Dividends paid	(673)	—	—	—	(673)
Other, net	216	(20)	(3)	—	193
Net cash used by financing activities	(1,178)	(20)	(3)	—	(1,201)
Net cash used by discontinued operations	—	—	(27)	—	(27)
Cash sweep/funding by parent	1,851	(1,889)	38	—	—
Net increase in cash and equivalents	(78)	—	114	—	36
Cash and equivalents at beginning of year	1,608	—	1,005	—	2,613
Cash and equivalents at end of year	$1,530	$—	$1,119	$—	$2,649

R. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(541)	$2,850	$378	$—	$2,687
Cash flows from investing activities:
Capital expenditures	(2)	(390)	(58)	—	(450)
Business acquisitions, net of cash acquired	(121)	(297)	(26)	—	(444)
Other, net	221	(1)	18	—	238
Net cash used by investing activities	98	(688)	(66)	—	(656)
Cash flows from financing activities:
Repayment of fixed-rate notes	(2,400)	—	—	—	(2,400)
Proceeds from fixed-rate notes	2,382	—	—	—	2,382
Dividends paid	(893)	—	—	—	(893)
Purchases of common stock	(602)	—	—	—	(602)
Other, net	154	(21)	(2)	—	131
Net cash used by financing activities	(1,359)	(21)	(2)	—	(1,382)
Net cash used by discontinued operations	(2)	—	—	—	(2)
Cash sweep/funding by parent	2,522	(2,141)	(381)	—	—
Net increase in cash and equivalents	718	—	(71)	—	647
Cash and equivalents at beginning of year	1,530	—	1,119	—	2,649
Cash and equivalents at end of year	$2,248	$—	$1,048	$—	$3,296

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of General Dynamics Corporation:
We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2011 and 2012, and the related Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Dynamics Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2013, expressed an unqualified opinion on the effectiveness of the company’s internal control over financial reporting.

KPMG LLP
McLean, Virginia
February 8, 2013

SUPPLEMENTARY DATA
(UNAUDITED)

(Dollars in millions, except per-share amounts)	2011				2012
	1Q	2Q	3Q	4Q (a)	1Q (b)	2Q	3Q	4Q (c)
Revenues	$7,798	$7,879	$7,853	$9,147	$7,579	$7,922	$7,934	$8,078
Operating earnings (loss)	929	949	998	950	860	970	905	(1,902)
Earnings (loss) from continuing operations	618	666	665	603	564	634	600	(2,130)
Discontinued operations	—	(13)	(13)	—	—	—	—	—
Net earnings (loss)	618	653	652	603	564	634	600	(2,130)
Earnings (loss) per share – Basic (d):
Continuing operations	$1.66	$1.81	$1.84	$1.69	$1.58	$1.79	$1.71	$(6.07)
Discontinued operations	—	(0.04)	(0.03)	—	—	—	—	—
Net earnings (loss)	1.66	1.77	1.81	1.69	1.58	1.79	1.71	(6.07)
Earnings (loss) per share – Diluted (d):
Continuing operations	$1.64	$1.79	$1.83	$1.68	$1.57	$1.77	$1.70	$(6.07)
Discontinued operations	—	(0.03)	(0.03)	—	—	—	—	—
Net earnings (loss)	1.64	1.76	1.80	1.68	1.57	1.77	1.70	(6.07)
Market price range:
High	$78.27	$75.93	$75.81	$67.36	$74.15	$74.54	$67.29	$70.59
Low	69.45	69.20	53.95	54.72	66.76	61.54	61.09	61.70
Dividends declared	$0.47	$0.47	$0.47	$0.47	$0.51	$0.51	$0.51	$0.51
Quarterly data are based on a 13-week period. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year.
(a)Fourth quarter of 2011 includes $111 impairment charge of the contract and program intangible asset and $78 of contract losses in our completions business in the Aerospace group.
(b)First quarter of 2012 includes $67 of out-of-period adjustments at one of our European subsidiaries.
(c)Fourth quarter of 2012 includes $2.3 billion of goodwill and intangible asset impairment charges in our Aerospace and Information Systems and Technology groups and $546 of other discrete charges.
(d)The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods. Fourth quarter of 2012 amounts exclude the dilutive effect of stock options and restricted stock as it would be antidilutive.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2012. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the company’s disclosure controls and procedures were effective.
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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our evaluation we believe that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria.
KPMG LLP has issued an audit report on the effectiveness of our internal control over financial reporting. The KPMG report immediately follows this report.

Phebe N. Novakovic	L. Hugh Redd
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of General Dynamics Corporation:
We have audited General Dynamics Corporation’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2011 and 2012, and the related Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2012, and our report dated February 8, 2013, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
McLean, Virginia
February 8, 2013

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Codes of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2013 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.
Executive Officers of the Company
All of our executive officers are appointed annually. None of our executive officers was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions of our executives held for at least the last five years as of February 8, 2013, were as follows:

Name, Position and Office	Age

John P. Casey – Executive Vice President, Marine Systems, since May 2012; Vice President of the company and President of Electric Boat Corporation since October 2003; Vice President of Electric Boat Corporation, October 1996 – October 2003	58

Gerard J. DeMuro – Executive Vice President, Information Systems and Technology, since October 2003; Vice President of the company, February 2000 – October 2003; President of General Dynamics C4 Systems, August 2001 – October 2003	57

Larry R. Flynn – Vice President of the company and President of Gulfstream Aerospace Corporation since September 2011; Vice President of the company and Senior Vice President, Marketing and Sales of Gulfstream Aerospace Corporation, July 2008 – September 2011; President, Product Support of Gulfstream Aerospace Corporation, May 2002 – June 2008	60

Gregory S. Gallopoulos – Senior Vice President, General Counsel and Secretary of the company since January 2010; Vice President and Deputy General Counsel of the company, July 2008 – January 2010; Managing Partner of Jenner & Block LLP, January 2005 – June 2008	53

David K. Heebner – Executive Vice President, Combat Systems since May 2010; Executive Vice President, Marine Systems, January 2009 – May 2010; Senior Vice President of the company, May 2002 – January 2009; President of General Dynamics Land Systems, July 2005 – October 2008; Senior Vice President, Planning and Development of the company, May 2002 – July 2005; Vice President, Strategic Planning of the company, January 2000 – May 2002	67

Robert W. Helm – Senior Vice President, Planning and Development of the company since May 2010; Vice President, Government Relations of Northrop Grumman Corporation, August 1989 – April 2010	61

S. Daniel Johnson – Vice President of the company and President of General Dynamics Information Technology since April 2008; Executive Vice President of General Dynamics Information Technology, July 2006 – March 2008; Executive Vice President and Chief Operating Officer of Anteon Corporation, August 2003 – June 2006	65

Kimberly A. Kuryea – Vice President and Controller of the company since September 2011; Chief Financial Officer of General Dynamics Advanced Information Systems, November 2007 – August 2011; Staff Vice President, Internal Audit of the company, March 2004 – October 2007	45

Joseph T. Lombardo – Executive Vice President, Aerospace, since April 2007; President of Gulfstream Aerospace Corporation, April 2007 – September 2011; Vice President of the company and Chief Operating Officer of Gulfstream Aerospace Corporation, May 2002 – April 2007	65

Christopher Marzilli – Vice President of the company and President of General Dynamics C4 Systems since January 2006; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 – January 2006	53

Phebe N. Novakovic – Chairman and Chief Executive Officer since January 2013; President and Chief Operating Officer, May 2012 – December 2012; Executive Vice President, Marine Systems, May 2010 – May 2012; Senior Vice President, Planning and Development of the company, July 2005 – May 2010; Vice President, Strategic Planning of the company, October 2002 – July 2005	55

Walter M. Oliver – Senior Vice President, Human Resources and Administration of the company since March 2002; Vice President, Human Resources and Administration of the company, January 2001 – March 2002	67

Kevin J. Poitras – Vice President of the company and President of Electric Boat Corporation since May 2012; Senior Vice President, Engineering, Design and Business Development of Electric Boat Corporation, September 2010 – May 2012; Vice President, Engineering and Design Programs of Electric Boat Corporation, October 2005 – September 2010	55

L. Hugh Redd – Senior Vice President and Chief Financial Officer of the company since June 2006; Vice President and Controller of General Dynamics Land Systems, January 2000 – June 2006	55

Mark C. Roualet – Vice President of the company and President of General Dynamics Land Systems since October 2008; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 – October 2008; Senior Vice President – Ground Combat Systems of General Dynamics Land Systems, March 2003 – July 2007	54

Lewis F. Von Thaer – Vice President of the company and President of General Dynamics Advanced Information Systems since March 2005; Senior Vice President, Operations of General Dynamics Advanced Information Systems, November 2003 – March 2005	52

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
1. Consolidated Financial Statements

Consolidated Statements of Earnings (Loss)
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements (A to R)
2. Financial Statement Schedules

Schedule	Description	Page
II	Valuation and Qualifying Accounts	105

All other financial schedules not listed are omitted because they are either not applicable or not required, or because the required information is included in the Consolidated Financial Statements or the Notes thereto.

3. Exhibits

See Index on pages 105 through 107 of this Annual Report on Form 10-K for the year ended December 31, 2012.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
Kimberly A. Kuryea
Vice President and Controller

Dated: February 8, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 8, 2013, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Chairman, Chief Executive Officer and Director
Phebe N. Novakovic	(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
L. Hugh Redd	(Principal Financial Officer)

Vice President and Controller
Kimberly A. Kuryea	(Principal Accounting Officer)

*
Mary T. Barra	Director

*
Nicholas D. Chabraja	Director

*
James S. Crown	Director

*
William P. Fricks	Director

*
Paul G. Kaminski	Director

*
John M. Keane	Director

*
Lester L. Lyles	Director

*
William A. Osborn	Director

*
Robert Walmsley	Director

 * By Gregory S. Gallopoulos pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

Gregory S. Gallopoulos
Senior Vice President, General Counsel and Secretary

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

(Dollars in millions)	2010	2011	2012
Balance on January 1	$108	$122	$152
Charged to costs and expenses	18	48	262
Deductions from reserves	1	(14)	(19)
Other adjustments*	(5)	(4)	2
Balance on December 31	$122	$152	$397
Allowance and valuation accounts consist of accounts receivable allowance for doubtful accounts and valuation allowance on deferred tax assets. These amounts are deducted from the assets to which they apply.
* Primarily consists of foreign currency translation adjustments.

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

3.2
Amended and Restated Bylaws of General Dynamics Corporation (as amended effective February 4, 2009) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission February 5, 2009)

4.1
Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.2
Sixth Supplemental Indenture dated as of July 12, 2011, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission July 12, 2011)

4.3
Seventh Supplemental Indenture dated as of November 6, 2012, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission November 6, 2012)

10.1*
General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.2*
Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.3*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.4*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2004, filed with the Commission March 4, 2005)

10.5*
Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation Equity Compensation Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.6*
General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159038) filed with the Commission May 7, 2009)

10.7*
Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.8*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.9*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.10*
Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.11*
General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-181124) filed with the Commission May 3, 2012)

10.12*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.13*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.14*
Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.15*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.16*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.17*
General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2002, filed with the Commission March 24, 2003)

10.18*	2009 General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159045) filed with the Commission May 7, 2009)

10.19*	General Dynamics Corporation Supplemental Savings Plan, amended and restated effective as of December 31, 2012**

10.20*
Form of Severance Protection Agreement entered into by substantially all executive officers elected prior to April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.21*
Form of Severance Protection Agreement entered into by substantially all executive officers elected on or after April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Commission February 19, 2010)

10.22*
General Dynamics Corporation Supplemental Retirement Plan, restated effective January 1, 2010 (incorporating amendments through March 31, 2011) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended April 3, 2011, filed with the Commission May 3, 2011)

10.23*	2012 Compensation Arrangements for Named Executive Officers (incorporated herein by reference from the company’s current report on Form 8-K filed with the Commission March 13, 2012)

21	Subsidiaries**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data File**

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
** Filed herewith.