Form 10-Q
period 2013-03-31
GENERAL DYNAMICS CORP
filed 2013-04-30
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
353,186,716 shares of the registrant’s common stock, $1 par value per share, were outstanding on March 31, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 1, 2012	March 31, 2013
Revenues:
Products	$4,718	$4,459
Services	2,861	2,945
	7,579	7,404
Operating costs and expenses:
Products	3,764	3,529
Services	2,420	2,521
General and administrative (G&A)	535	507
	6,719	6,557
Operating earnings	860	847
Interest, net	(39)	(23)
Earnings before income taxes	821	824
Provision for income taxes, net	257	253
Net earnings	$564	$571

Earnings per share
Basic	$1.58	$1.62
Diluted	$1.57	$1.62
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 1, 2012	March 31, 2013
Net earnings	$564	$571
Net gain (loss) on cash flow hedges	14	(12)
Unrealized gains on securities	5	4
Foreign currency translation adjustments	169	(178)
Change in retirement plans' funded status	57	100
Other comprehensive income (loss) before tax	245	(86)
Provision for income tax, net	45	33
Other comprehensive income (loss), net of tax	200	(119)
Comprehensive income	$764	$452
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

		(Unaudited)
(Dollars in millions)	December 31, 2012	March 31, 2013
ASSETS
Current assets:
Cash and equivalents	$3,296	$3,745
Accounts receivable	4,204	4,261
Contracts in process	4,964	5,073
Inventories	2,776	2,863
Other current assets	504	408
Total current assets	15,744	16,350
Noncurrent assets:
Property, plant and equipment, net	3,403	3,374
Intangible assets, net	1,383	1,310
Goodwill	12,048	11,934
Other assets	1,731	1,641
Total noncurrent assets	18,565	18,259
Total assets	$34,309	$34,609
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,469	$2,503
Customer advances and deposits	6,042	5,958
Other current liabilities	3,109	3,308
Total current liabilities	11,620	11,769
Noncurrent liabilities:
Long-term debt	3,908	3,909
Other liabilities	7,391	7,349
Commitments and contingencies (See Note L)
Total noncurrent liabilities	11,299	11,258
Shareholders' equity:
Common stock	482	482
Surplus	1,988	1,961
Retained earnings	17,860	18,234
Treasury stock	(6,165)	(6,201)
Accumulated other comprehensive loss	(2,775)	(2,894)
Total shareholders' equity	11,390	11,582
Total liabilities and shareholders' equity	$34,309	$34,609
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 1, 2012	March 31, 2013
Cash flows from operating activities:
Net earnings	$564	$571
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	97	95
Amortization of intangible assets	57	47
Stock-based compensation expense	35	31
Excess tax benefit from stock-based compensation	(21)	(12)
Deferred income tax provision	3	11
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(233)	(57)
Contracts in process	162	(98)
Inventories	(114)	(95)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(387)	34
Customer advances and deposits	205	(94)
Income taxes payable	188	217
Other current liabilities	(269)	(176)
Other, net	127	30
Net cash provided by operating activities	414	504
Cash flows from investing activities:
Capital expenditures	(90)	(75)
Purchases of available-for-sale securities	(65)	(29)
Purchases of held-to-maturity securities	(126)	—
Other, net	17	28
Net cash used by investing activities	(264)	(76)
Cash flows from financing activities:
Proceeds from option exercises	78	12
Dividends paid	(169)	—
Purchases of common stock	(76)	—
Other, net	1	12
Net cash (used) provided by financing activities	(166)	24
Net cash used by discontinued operations	(1)	(3)
Net (decrease) increase in cash and equivalents	(17)	449
Cash and equivalents at beginning of period	2,649	3,296
Cash and equivalents at end of period	$2,632	$3,745
Supplemental cash flow information:
Cash payments for:
Income taxes	$82	$26
Interest	$57	$19
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share amounts or unless otherwise noted)
A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation and Classification. The unaudited Consolidated Financial Statements include the accounts of General Dynamics Corporation and our wholly owned and majority-owned subsidiaries. We eliminate all inter-company balances and transactions in the unaudited Consolidated Financial Statements.
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 1, 2012, and March 31, 2013.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a diluted per-share basis) from the favorable impact of revisions in contract estimates totaled $68 ($0.13) and $108 ($0.20) for the three-months periods ended April 1, 2012, and March 31, 2013, respectively. In the first quarter of 2013, no revisions on any one contract were material to our unaudited Consolidated Financial Statements.
Subsequent Events. We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
We did not acquire any businesses in the first quarter of 2013. In 2012, we acquired seven businesses for an aggregate of $444, funded by cash on hand, including one in the first quarter of 2012.

The changes in the carrying amount of goodwill by reporting unit for the three months ended
March 31, 2013, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2012 (a)	$2,697	$2,961	$290	$6,100	$12,048
Acquisitions (b)	—	2	—	(2)	—
Other (c)	(66)	(36)	—	(12)	(114)
March 31, 2013	$2,631	$2,927	$290	$6,086	$11,934

(a)	Goodwill on December 31, 2012, in the Information Systems and Technology reporting unit is net of $1,994 of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2012			March 31, 2013
Contract and program intangible assets*	$2,066	$(1,165)	$901	$2,068	$(1,206)	$862
Trade names and trademarks	494	(87)	407	486	(93)	393
Technology and software	180	(108)	72	160	(109)	51
Other intangible assets	175	(172)	3	176	(172)	4
Total intangible assets	$2,915	$(1,532)	$1,383	$2,890	$(1,580)	$1,310
* Consists of acquired backlog and probable follow-on work and related customer relationships.
Amortization expense was $57 and $47 for the three-month periods ended April 1, 2012, and March 31, 2013, respectively. We expect to record amortization expense of $165 in 2013.

C. EARNINGS PER SHARE
Earnings per Share. We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS generally incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares and restricted stock units (RSUs). Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 1, 2012	March 31, 2013
Basic weighted average shares outstanding	356,987	351,873
Dilutive effect of stock options and restricted stock/RSUs*	2,373	1,644
Diluted weighted average shares outstanding	359,360	353,517
* Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock because the effect of including these options and restricted shares would be antidilutive: 2012 - 23.859 and 2013 - 24.707.

D. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2012, or March 31, 2013, except for long-lived assets that were impaired in 2012, including goodwill in our Information Systems and Technology business group.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2012, and March 31, 2013, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2012
Other investments	150	150	96	54
Derivatives	22	22	—	22
Long-term debt, including current portion	(3,909)	(3,966)	—	(3,966)

	March 31, 2013
Other investments	152	152	98	54
Derivatives	3	3	—	3
Long-term debt, including current portion	(3,910)	(3,915)	—	(3,915)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2012, or March 31, 2013.

E. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31, 2012	March 31, 2013
Contract costs and estimated profits	$8,162	$8,584
Other contract costs	1,089	1,140
	9,251	9,724
Advances and progress payments	(4,287)	(4,651)
Total contracts in process	$4,964	$5,073
Contract costs consist primarily of labor, material, overhead and G&A expenses. Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material on December 31, 2012, or March 31, 2013.
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

	December 31, 2012	March 31, 2013
Work in process	$1,518	$1,620
Raw materials	1,109	1,117
Finished goods	69	60
Pre-owned aircraft	80	66
Total inventories	$2,776	$2,863

G. DEBT
Debt consisted of the following:

		December 31, 2012	March 31, 2013
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$500	$500
July 2016	2.250%	500	500
November 2017	1.000%	895	895
July 2021	3.875%	499	499
November 2022	2.250%	990	990
November 2042	3.600%	498	498
Other	Various	27	28
Total debt		3,909	3,910
Less current portion		1	1
Long-term debt		$3,908	$3,909
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries (see Note O for condensed consolidating financial statements). We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
On March 31, 2013, we had no commercial paper outstanding, but we maintain the ability to access the market. We have $2 billion in bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2013 and a $1 billion multi-year facility expiring in July 2016. These facilities are required by rating agencies to support our commercial paper issuances. We plan to renew or replace, in whole or in part, these credit facilities prior to their expiration at similar levels. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on March 31, 2013.

H. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	December 31, 2012	March 31, 2013
Salaries and wages	$835	$661
Workers' compensation	578	561
Retirement benefits	318	325
Deferred income taxes	173	121
Other (a)	1,205	1,640
Total other current liabilities	$3,109	$3,308

Retirement benefits	$5,671	$5,642
Customer deposits on commercial contracts	849	839
Deferred income taxes	144	132
Other (b)	727	736
Total other liabilities	$7,391	$7,349
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation.

The increase in the March 31, 2013, other current liabilities amount is primarily due to $198 of dividends payable. We did not have any dividends payable on December 31, 2012, because we accelerated our first quarter 2013 dividend payment to December 2012.

I. INCOME TAXES
Deferred Tax Assets. Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	December 31, 2012	March 31, 2013
Current deferred tax asset	$44	$29
Current deferred tax liability	(173)	(121)
Noncurrent deferred tax asset	1,251	1,138
Noncurrent deferred tax liability	(144)	(132)
Net deferred tax asset	$978	$914
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
During the first quarter of 2013, we reached agreement with the Internal Revenue Service (IRS) on the examination of our federal income tax return for 2011. The resolution of this audit had no material impact on our results of operations, financial condition, cash flows or effective tax rate. With the completion of this audit, the IRS has examined our consolidated federal income tax returns through 2011.

We participate in the IRS’s Compliance Assurance Process, a real-time audit of our consolidated corporate federal income tax return. We have recorded liabilities for tax uncertainties for the years that remain open to review. We do not expect the resolution of tax matters for open years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.
Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on March 31, 2013, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

J. SHAREHOLDERS' EQUITY
Dividends per Share. Dividends declared per share were $0.51 and $0.56 for the three-month periods ended April 1, 2012, and March 31, 2013. Cash dividends paid were $169 for the three-month period ended April 1, 2012. We did not pay any dividends in the first three months of 2013 because we accelerated our first quarter 2013 dividend payment to December 2012.
Other Comprehensive Income (Loss). The tax effect for each component of other comprehensive income (OCI) consisted of the following:

	Gross Amount	Benefit (Provision) for Income Tax	Net Amount	Gross Amount	Benefit (Provision) for Income Tax	Net Amount
Three Months Ended	April 1, 2012			March 31, 2013
Gain (loss) on cash flow hedges	$14	$(7)	$7	$(12)	$4	$(8)
Unrealized gains on securities	5	(1)	4	4	(2)	2
Foreign currency translation adjustments	169	(17)	152	(178)	2	(176)
Change in retirement plans' funded status	57	(20)	37	100	(37)	63
Other comprehensive income (loss)	$245	$(45)	$200	$(86)	$(33)	$(119)
The changes, net of tax, in each component of accumulated other comprehensive loss (AOCI) consisted of the following:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCI
Balance, December 31, 2012	$6	$7	$1,092	$(3,880)	$(2,775)
OCI before reclassifications	(3)	2	(176)	(2)	(179)
Amounts reclassified from AOCI	(5)	—	—	65	60
Other comprehensive loss	(8)	2	(176)	63	(119)
Balance, March 31, 2013	$(2)	$9	$916	$(3,817)	$(2,894)

Significant amounts reclassified out of each component of AOCI consisted of the following:

Three Months Ended March 31, 2013	Amount Reclassified from AOCI	Consolidated Statement of Earnings Line Item
Losses on cash flow hedges of foreign exchange contracts	$(8)	Operating costs and expenses
	3	Tax benefit
	(5)
Changes in retirement plans' funded status
Recognized net actuarial loss	112	*
Amortization of prior service credit	(13)	*
	(34)	Tax expense
	65
Total reclassifications, net of tax	$60
* These AOCI components are included in our net periodic pension and other post-retirement benefit cost. See Note M for additional details.

K. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On March 31, 2013, we held $3.7 billion in cash and equivalents, but held no marketable securities.
Hedging Activities. We had $2.5 billion in notional forward exchange contracts outstanding on December 31, 2012, and $2.4 billion on March 31, 2013. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statements of Earnings or in OCI within the Consolidated Statements of Comprehensive Income depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in OCI until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statements of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statements of Earnings for all derivative financial instruments, regardless of designation.
Net gains and losses recognized in earnings and OCI, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three-month periods ended April 1, 2012, and March 31, 2013. We do not expect the amount of gains and losses in OCI that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2012, or March 31, 2013.
Foreign Currency Financial Statement Translation. We translate foreign-currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCI.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 1, 2012, or March 31, 2013. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three months of either 2012 or 2013.

L. COMMITMENTS AND CONTINGENCIES
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
If, contrary to our expectations, the government prevails on its default claim and its recovery theories, the contractors could collectively be required to repay the government, on a joint and several basis, as much as $1.4 billion for progress payments received for the A-12 contract plus interest. Interest was approximately $1.6 billion on March 31, 2013. This would result in a liability to us of half of the total (based upon The Boeing Company satisfying McDonnell Douglas’ obligations under the contract), or approximately $1.5 billion pretax. Our after-tax charge would be approximately $835, or $2.36 per share, which would be recorded in discontinued operations. Our after-tax cash cost would be approximately $740. We believe we have sufficient resources to satisfy our obligation if required.
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
Other
Portugal Program. In 2012, the Portuguese Ministry of National Defense notified our Combat Systems group's European Land Systems business that it was terminating the contract to provide 260 Pandur vehicles based on an alleged breach of contract. Subsequently, the customer drew $75 from bank guarantees for the contract. We have asserted that we are not in breach of the contract and that the termination of the contract was invalid, and we are currently in arbitration with the customer. Given the uncertainty of receiving further payments, we reserved the receivables and contracts in process balances and accrued an estimate of the remaining costs related to the close-out of the contract, totaling $258 in 2012. As of March 31, 2013, approximately $195 of bank guarantees relating to the program and its related offset requirements remained outstanding. The bank guarantees could be drawn upon by the customer through 2014 and, therefore, have a possible impact on our future operating results and cash flows.
Restructuring Costs. In 2012, the company recorded a $98 restructuring charge for plans being carried out to eliminate excess capacity and align our Combat Systems group's European Land Systems business with expected demand given the European fiscal condition. The charge primarily represented our estimate of severance costs as determined based on local laws. Following discussions with labor representatives, management offered an enhanced severance benefit through April 2013 to employees that voluntarily terminated. Based on the acceptance rate, management estimates that an additional $15 of severance costs will be required to be recognized in the second quarter of 2013.
Letters of Credit and Guarantees. In the ordinary course of business, we have issued letters of credit, performance or surety bonds, bank guarantees and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.9 billion on March 31, 2013. In addition, from time to time in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
Product Warranties. We provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is generally based on the number of months of warranty coverage remaining for products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion. Our other warranty obligations, primarily for business-jet aircraft, are included in other current and noncurrent liabilities on the Consolidated Balance Sheets.
The changes in the carrying amount of warranty liabilities for the three-month periods ended April 1, 2012, and March 31, 2013, were as follows:

Three Months Ended	April 1, 2012	March 31, 2013
Beginning balance	$293	$319
Warranty expense	19	24
Payments	(15)	(16)
Adjustments*	(5)	(2)
Ending balance	$292	$325
* Includes reclassifications.

M. RETIREMENT PLANS
We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.
Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three-month periods ended April 1, 2012, and March 31, 2013, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013
Service cost	$71	$80	$3	$4
Interest cost	131	124	14	13
Expected return on plan assets	(147)	(148)	(7)	(7)
Recognized net actuarial loss	66	106	2	6
Amortization of prior service (credit) cost	(11)	(15)	2	2
Net periodic cost	$110	$147	$14	$18

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

In late 2011, changes were made to the CAS to harmonize the regulations with the Pension Protection Act of 2006. As a result, pension costs allocable to our contracts are expected to increase beginning in 2014 when the impact of the CAS regulations begins to take effect. For certain contracts awarded prior to February 27, 2012, we are entitled to recovery of these additional pension costs from our customers. We submitted REAs of approximately $165 for these contracts in 2012.

N. BUSINESS GROUP INFORMATION
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
Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	April 1, 2012	March 31, 2013	April 1, 2012	March 31, 2013
Aerospace	$1,623	$1,778	$271	$310
Combat Systems	1,911	1,553	203	215
Marine Systems	1,605	1,626	185	159
Information Systems and Technology	2,440	2,447	218	185
Corporate*	—	—	(17)	(22)
	$7,579	$7,404	$860	$847
*Corporate operating results primarily consists of stock option expense.

O. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended April 1, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,297	$1,282	$—	$7,579
Cost of sales	(5)	5,084	1,105	—	6,184
G&A	22	412	101	—	535
Operating earnings	(17)	801	76	—	860
Interest, net	(40)	1	—	—	(39)
Other, net	—	—	—	—	—
Earnings before income taxes	(57)	802	76	—	821
Provision for income taxes	(18)	238	37	—	257
Equity in net earnings of subsidiaries	603	—	—	(603)	—
Net earnings	$564	$564	$39	$(603)	$564
Comprehensive income	$764	$561	$201	$(762)	$764
Three Months Ended March 31, 2013
Revenues	$—	$6,388	$1,016	$—	$7,404
Cost of sales	3	5,224	823	—	6,050
G&A	20	406	81	—	507
Operating earnings	(23)	758	112	—	847
Interest, net	(23)	(1)	1	—	(23)
Earnings before income taxes	(46)	757	113	—	824
Provision for income taxes	(9)	230	32	—	253
Equity in net earnings of subsidiaries	608	—	—	(608)	—
Net earnings	$571	$527	$81	$(608)	$571
Comprehensive income	$452	$548	$(122)	$(426)	$452

O. CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,248	$—	$1,048	$—	$3,296
Accounts receivable	—	1,254	2,950	—	4,204
Contracts in process	439	3,199	1,326	—	4,964
Inventories
Work in process	—	1,507	11	—	1,518
Raw materials	—	1,020	89	—	1,109
Finished goods	—	32	37	—	69
Pre-owned aircraft	—	80	—	—	80
Other current assets	45	249	210	—	504
Total current assets	2,732	7,341	5,671	—	15,744
Noncurrent assets:
Property, plant and equipment	155	5,556	1,292	—	7,003
Accumulated depreciation of PP&E	(56)	(2,850)	(694)	—	(3,600)
Intangible assets	—	1,693	1,222	—	2,915
Accumulated amortization of intangible assets	—	(1,068)	(464)	—	(1,532)
Goodwill	—	7,661	4,387	—	12,048
Other assets	700	738	328	(35)	1,731
Investment in subsidiaries	33,324	—	—	(33,324)	—
Total noncurrent assets	34,123	11,730	6,071	(33,359)	18,565
Total assets	$36,855	$19,071	$11,742	$(33,359)	$34,309
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,052	$2,990	$—	$6,042
Other current liabilities	394	3,743	1,441	—	5,578
Total current liabilities	394	6,795	4,431	—	11,620
Noncurrent liabilities:
Long-term debt	3,881	27	—	—	3,908
Other liabilities	4,121	2,704	566	—	7,391
Total noncurrent liabilities	8,002	2,731	566	—	11,299
Intercompany	17,069	(17,388)	319	—	—
Shareholders' equity:
Common stock	482	6	44	(50)	482
Other shareholders' equity	10,908	26,927	6,382	(33,309)	10,908
Total shareholders' equity	11,390	26,933	6,426	(33,359)	11,390
Total liabilities and shareholders' equity	$36,855	$19,071	$11,742	$(33,359)	$34,309

O. CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

March 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,758	$—	$987	$—	$3,745
Accounts receivable	—	1,516	2,745	—	4,261
Contracts in process	498	3,189	1,386	—	5,073
Inventories
Work in process	—	1,608	12	—	1,620
Raw materials	—	1,030	87	—	1,117
Finished goods	—	20	40	—	60
Pre-owned aircraft	—	66	—	—	66
Other current assets	30	198	180	—	408
Total current assets	3,286	7,627	5,437	—	16,350
Noncurrent assets:
Property, plant and equipment	155	5,605	1,302	—	7,062
Accumulated depreciation of PP&E	(58)	(2,902)	(728)	—	(3,688)
Intangible assets	—	1,684	1,206	—	2,890
Accumulated amortization of intangible assets	—	(1,098)	(482)	—	(1,580)
Goodwill	—	7,659	4,275	—	11,934
Other assets	441	742	311	147	1,641
Investment in subsidiaries	34,141	—	—	(34,141)	—
Total noncurrent assets	34,679	11,690	5,884	(33,994)	18,259
Total assets	$37,965	$19,317	$11,321	$(33,994)	$34,609
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,069	$2,889	$—	$5,958
Other current liabilities	795	3,760	1,256	—	5,811
Total current liabilities	795	6,829	4,145	—	11,769
Noncurrent liabilities:
Long-term debt	3,882	26	1	—	3,909
Other liabilities	4,100	2,669	580	—	7,349
Total noncurrent liabilities	7,982	2,695	581	—	11,258
Intercompany	17,606	(17,912)	306	—	—
Shareholders' equity:
Common stock	482	6	44	(50)	482
Other shareholders' equity	11,100	27,699	6,245	(33,944)	11,100
Total shareholders' equity	11,582	27,705	6,289	(33,994)	11,582
Total liabilities and shareholders' equity	$37,965	$19,317	$11,321	$(33,994)	$34,609

O. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended April 1, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(72)	$607	$(121)	$—	$414
Cash flows from investing activities:
Purchases of held-to-maturity securities	(126)	—	—	—	(126)
Capital expenditures	—	(75)	(15)	—	(90)
Purchases of available-for-sale securities	(45)	(20)	—	—	(65)
Other, net	23	20	(26)	—	17
Net cash used by investing activities	(148)	(75)	(41)	—	(264)
Cash flows from financing activities:
Dividends paid	(169)	—	—	—	(169)
Proceeds from option exercises	78	—	—	—	78
Purchases of common stock	(76)	—	—	—	(76)
Other, net	21	(20)	—	—	1
Net cash used by financing activities	(146)	(20)	—	—	(166)
Net cash used by discontinued operations	—	—	(1)	—	(1)
Cash sweep/funding by parent	636	(512)	(124)	—	—
Net decrease in cash and equivalents	270	—	(287)	—	(17)
Cash and equivalents at beginning of period	1,530	—	1,119	—	2,649
Cash and equivalents at end of period	$1,800	$—	$832	$—	$2,632
Three Months Ended March 31, 2013
Net cash provided by operating activities	$(63)	$595	$(28)	$—	$504
Net cash used by investing activities	—	(67)	(9)	—	(76)
Net cash used by financing activities	24	—	—	—	24
Net cash used by discontinued operations	(3)	—	—	—	(3)
Cash sweep/funding by parent	552	(528)	(24)	—	—
Net increase in cash and equivalents	510	—	(61)	—	449
Cash and equivalents at beginning of period	2,248	—	1,048	—	3,296
Cash and equivalents at end of period	$2,758	$—	$987	$—	$3,745

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding; and communications and information technology. We operate through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. Our primary customers are the U.S. government, including the Department of Defense (DoD), intelligence community and other U.S. government customers; international governments; and a wide range of corporate and individual customers for business jets. We operate in two primary markets, defense and business aviation, with the majority of our revenues from contracts with the U.S. government. The following discussion should be read in conjunction with our 2012 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

DEFENSE BUSINESS ENVIRONMENT

Over the past several years, the level of U.S. defense spending has been negatively impacted by the country's fiscal shortfall. The Budget Control Act of 2011 (BCA) mandated a $487 billion, or approximately 8 percent, reduction to previously-planned defense funding over the next decade. In addition, the BCA included a sequester mechanism that imposed additional defense cuts of $500 billion, or approximately 9 percent, over nine years starting in fiscal year (FY) 2013 if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion. Because these means were not identified, the sequester mechanism took effect on March 1, 2013.

Although much of the U.S. government is operating under a continuing resolution (CR), the FY 2013 defense budget of $528 billion was passed late in March 2013, providing funding for the Department of Defense's (DoD) current priorities and allowing new program starts and multi-year contracts. While the FY 2013 defense budget incorporates the reductions mandated by the BCA, it does not include the $43 billion of cuts required by the sequester mechanism. The DoD is determining how to implement these reductions. In addition, early in the second quarter of 2013, the President's FY 2014 budget request was published, which complies with the $527 billion amount mandated by the BCA, but like the FY 2013 budget does not include the $55 billion of FY 2014 cuts imposed by the sequester.

These budget uncertainties continue to negatively impact the flow of contract awards. However, despite these uncertainties, our outlook for the U.S. defense business is buoyed by the relevance of our programs to the military's funding priorities, the diversity of our products and customers within the budget and our proven track record of successful contract execution.

Our 2013 financial outlook for each of our defense business groups assumed that the U.S. government would operate under a CR in FY 2013 and that there would be no significant reductions to the proposed defense budget. The outlook for our defense groups incorporates the FY 2013 budget and reflects our current understanding of how customers will implement the sequester. We will continue to monitor and assess the sequester's impact on our business.

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
Operating earnings and margins in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on revisions to estimates at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract, the estimated costs to complete or both. Therefore, changes in costs incurred in the period do not necessarily impact profitability. It is only when total estimated costs at completion change that profitability may be impacted. Contract mix refers to changes in the volume of higher- vs. lower-margin work. Higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).

CONSOLIDATED OVERVIEW

Three Months Ended	April 1, 2012	March 31, 2013	Variance
Revenues	$7,579	$7,404	$(175)	(2.3)%
Operating costs and expenses	6,719	6,557	(162)	(2.4)%
Operating earnings	860	847	(13)	(1.5)%
Operating margins	11.3%	11.4%
Our revenues and operating costs were down in the first quarter of 2013 compared with the prior-year period driven primarily by the lower volume in the Combat Systems group on the domestic Stryker, Abrams and Mine-Resistant, Ambush-Protected (MRAP) vehicle programs and lower axle sales. This decrease was partially offset by outfitted deliveries of the G650 aircraft and green deliveries of the G280 aircraft in the Aerospace group. Operating margins were up slightly in the first quarter of 2013.
PRODUCT REVENUES AND OPERATING COSTS

Three Months Ended	April 1, 2012	March 31, 2013	Variance
Revenues	$4,718	$4,459	$(259)	(5.5)%
Operating costs	3,764	3,529	(235)	(6.2)%

Product revenues were lower in the first quarter of 2013 compared with the prior-year period. The decrease consisted of the following:

Aircraft manufacturing and outfitting	$185
Military vehicle production	(259)
Weapons systems production	(83)
Ship construction	(74)
Other, net	(28)
Total decrease	$(259)
In the first quarter of 2013, aircraft manufacturing and outfitting revenues increased due to outfitted deliveries of the G650 aircraft and green deliveries of the G280 aircraft. U.S. and European military vehicle production decreased on several programs, including the U.S. Stryker, Abrams and MRAP programs and several international Duro and Eagle wheeled vehicle programs. Weapons systems revenues decreased primarily due to lower axle sales. The completion of the T-AKE combat-logistics ship program in late 2012 resulted in the decrease in ship construction revenues.
Product operating costs were lower in the first quarter of 2013 compared with the prior-year period. The decrease consisted of the following:

Primary changes due to volume:
Aircraft manufacturing and outfitting	$166
Military vehicle production	(242)
Weapons systems production	(59)
Ship construction	(38)
(173)
Other changes, net	(62)
Total decrease	$(235)

The decrease in product operating costs was primarily due to lower volume. No other changes were material.
SERVICE REVENUES AND OPERATING COSTS

Three Months Ended	April 1, 2012	March 31, 2013	Variance
Revenues	$2,861	$2,945	$84	2.9%
Operating costs	2,420	2,521	101	4.2%

Service revenues were higher in the first quarter of 2013 compared with the prior-year period. The increase consisted of the following:

Ship engineering and repair	$95
Other, net	(11)
Total increase	$84
In the first quarter of 2013, the increase in ship engineering and repair revenues was driven by submarine overhaul and repair work.
Service operating costs increased in the first quarter of 2013 compared with the prior-year period. The increase consisted of the following:

Ship engineering and repair volume	$93
Other changes, net	8
Total increase	$101
The increase in service operating costs was primarily due to higher volume. No other changes were material.

OTHER INFORMATION
G&A Expenses
As a percentage of revenues, G&A expenses were 6.8 percent in the first quarter of 2013, compared with 7.1 percent in the prior-year period. We expect G&A expenses in 2013 to be approximately 6.5 percent of revenues.
Interest, Net
Net interest expense in the first three months of 2013 was $23 compared with $39 in the same period in 2012. The decrease in interest expense results from our debt refinancing completed in December 2012 that significantly lowered the weighted-average interest rate on our outstanding debt from 3.9 percent to 2.2 percent. We expect full-year 2013 net interest expense to be approximately $90.
Effective Tax Rate
Our effective tax rate for the first three months of 2013 was 30.7 percent compared with 31.3 percent in the same period in 2012. In the first quarter of 2013, Congress retroactively extended the R&D tax credit for 2012, which favorably impacted our first-quarter effective tax rate. We anticipate a full-year 2013 effective tax rate of approximately 32 percent.

REVIEW OF BUSINESS GROUPS
Following is a discussion of operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed with respect to specific lines of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the types of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the groups’ results. Information regarding our business groups also can be found in Note N to the unaudited Consolidated Financial Statements.
AEROSPACE

Three Months Ended	April 1, 2012	March 31, 2013	Variance
Revenues	$1,623	$1,778	$155	9.6%
Operating earnings	271	310	39	14.4%
Operating margin	16.7%	17.4%

Gulfstream aircraft deliveries (in units):
Green	28	30	2	7.1%
Outfitted	19	29	10	52.6%
Operating Results
The Aerospace group’s revenues increased in the first quarter of 2013 compared with the prior-year period. The increase consisted of the following:

Aircraft manufacturing, outfitting and completions	$154
Aircraft services	(40)
Pre-owned aircraft	41
Total increase	$155
Aircraft manufacturing, outfitting and completions revenues include the manufacture and outfitting of Gulfstream business-jet aircraft as well as completions of aircraft produced by other OEMs. Aircraft manufacturing, outfitting and completions revenues increased in 2013 primarily due to outfitted deliveries of the G650 aircraft and green deliveries of the G280 aircraft. Outfitted deliveries of the G650 aircraft began in the fourth quarter of 2012 while green deliveries of the G280 aircraft began in the second quarter of 2012. Aircraft services revenues were lower in 2013 largely due to the sale of three European-based facilities in Jet Aviation's maintenance business in the fourth quarter of 2012 and lower services revenues across the group. Pre-owned aircraft sales increased in the first quarter of 2013 due to the sale of two aircraft as compared to no pre-owned aircraft sales in the first quarter of 2012, somewhat compressing margins of the group.
The group's operating earnings increased in the first quarter of 2013 compared with 2012. The increase consisted of the following:

Aircraft manufacturing, outfitting and completions	$38
Aircraft services	(2)
Pre-owned aircraft	—
G&A/other expenses	3
Total increase	$39
Aircraft manufacturing, outfitting and completions earnings increased in the first quarter of 2013 compared with the prior-year period primarily due to the increase in G650 outfitted deliveries discussed above.
Outlook
We expect an increase of approximately 16 percent in the group’s full-year revenues in 2013 compared with 2012, primarily due to increased production of Gulfstream aircraft, and operating margins in the mid-15 percent range.
COMBAT SYSTEMS

Three Months Ended	April 1, 2012	March 31, 2013	Variance
Revenues	$1,911	$1,553	$(358)	(18.7)%
Operating earnings	203	215	12	5.9%
Operating margins	10.6%	13.8%
Operating Results
The Combat Systems group’s revenues decreased in the first quarter of 2013 compared with the prior-year period. The decrease consisted of the following:

U.S. military vehicles	$(247)
Weapon systems and munitions	(74)
European military vehicles	(37)
Total decrease	$(358)
In the first three months of 2013, revenues were down in the group’s U.S. military vehicles business due to lower volume on the domestic Stryker, Abrams and MRAP vehicle programs. Revenues were down in the first quarter of 2013 in the weapons systems and munitions business primarily due to lower axle sales and slower contract execution. In the group’s European military vehicle business, revenues were down due to final vehicle deliveries in 2012 under several Duro and Eagle wheeled vehicle contracts.
The Combat Systems group’s operating margins increased 320 basis points in the first quarter of 2013. Operating results in the first quarter of 2012 include the negative impact of $67 of out-of-period adjustments in our European military vehicles business.
Outlook
We expect the Combat Systems group’s full-year revenues in 2013 to be down 8 percent from 2012 with operating margins in the mid- to high-13 percent range. This outlook includes the anticipated impact of $15 of restructuring-related charges in our European military vehicles business in the second quarter of 2013. For further discussion of the restructuring costs, see Note L to the unaudited Consolidated Financial Statements.
MARINE SYSTEMS

Three Months Ended	April 1, 2012	March 31, 2013	Variance
Revenues	$1,605	$1,626	$21	1.3%
Operating earnings	185	159	(26)	(14.1)%
Operating margins	11.5%	9.8%
Operating Results
Revenues increased in the Marine Systems group in the first quarter of 2013 compared with the prior-year period. The increase consisted of the following:

Navy ship construction	$(88)
Navy ship engineering, repair and other services	95
Commercial ship construction	14
Total increase	$21
The group’s U.S. Navy ship-construction programs currently include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and Mobile Landing Platform (MLP) auxiliary support ships. The decrease in 2013 revenues is almost entirely due to the completion of the T-AKE combat-logistics ship program in late 2012. Revenues were higher on engineering and repair programs for the Navy in the first three months of 2013 driven by submarine overhaul and repair work, including restoration efforts on USS Miami. Design work for two liquefied natural gas (LNG)-powered containerships that will begin construction in 2014 resulted in commercial ship construction revenues in the first quarter of 2013.

With the completion of the mature T-AKE program in 2012, the Marine Systems group's operating earnings decreased in the first quarter of 2013 at a higher rate than revenues, resulting in a 170-basis point decrease in operating margin compared with the prior-year period.
Outlook
We expect the Marine Systems group’s 2013 full-year revenues to remain near 2012 levels. Operating margins are expected to be in the mid- to high-9 percent range in 2013.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	April 1, 2012	March 31, 2013	Variance
Revenues	$2,440	$2,447	$7	0.3%
Operating earnings	218	185	(33)	(15.1)%
Operating margins	8.9%	7.6%
Operating Results
The Information Systems and Technology group’s revenues increased in the first quarter of 2013 compared with the prior-year period. The increase consisted of the following:

Mobile communication systems	$(11)
Information technology (IT) solutions and mission support services	38
Intelligence, surveillance and reconnaissance (ISR) systems	(20)
Total increase	$7
While revenues were down slightly in our mobile communication and ISR systems businesses, revenues increased in our IT services business driven primarily by higher volume on the New Campus East (NCE) and St. Elizabeths campus IT infrastructure support and modernization programs.
Operating earnings and margins decreased in the first quarter of 2013 compared with the prior-year period due to growth in lower-margin IT services.
Outlook
We expect 2013 full-year revenues in the Information Systems and Technology group to be down approximately 5 percent from 2012 with operating margins in the low-8 percent range. Operating margins are expected to improve in the second half of 2013 as revenues for higher-margin encryption products in our mobile communication systems business increase.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $22 in the first quarter of 2013 compared with $17 in the first quarter of 2012. We expect 2013 full-year Corporate operating costs of approximately $90.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $48.5 billion on March 31, 2013, compared with $51.3 billion at year-end 2012. Our backlog does not include work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. On March 31, 2013, estimated potential contract value was $25.2 billion, compared with $26.9 billion at the end of 2012.
The following table details the backlog and the estimated potential contract value of each business group at the end of the fourth quarter of 2012 and first quarter of 2013:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	December 31, 2012
Aerospace	$15,458	$209	$15,667	$—	$15,667
Combat Systems	7,442	1,298	8,740	2,794	11,534
Marine Systems	13,495	3,606	17,101	3,047	20,148
Information Systems and Technology	8,130	1,643	9,773	21,009	30,782
Total	$44,525	$6,756	$51,281	$26,850	$78,131

	March 31, 2013
Aerospace	$15,029	$197	$15,226	$—	$15,226
Combat Systems	6,677	1,180	7,857	3,038	10,895
Marine Systems	12,551	3,108	15,659	2,324	17,983
Information Systems and Technology	8,158	1,551	9,709	19,811	29,520
Total	$42,415	$6,036	$48,451	$25,173	$73,624

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services.
The group ended the first quarter of 2013 with $15.2 billion of backlog, down from $15.7 billion at year-end 2012 as we deliver on our G650 backlog. Orders were up modestly from the prior-year period and from the fourth quarter of 2012 and included demand for products across our portfolio.
While 2012 orders were largely from North American customers, approximately 70 percent of the group’s orders in the first three months of 2013 were from international customers, with strong demand from the Asia-Pacific region. International customers represented over 60 percent of the group’s backlog at the end of the first quarter.

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
Total backlog in our defense groups was $33.2 billion on March 31, 2013, down 7 percent from year-end. The decrease was primarily on our long-term construction programs in the Combat Systems and

Marine Systems groups. With the passage of a FY 2013 defense budget in the first quarter, we expect the flow of contract awards to improve in the remainder of the year. Nonetheless, our defense groups each received notable contract awards in the quarter.
Combat Systems awards included the following:

•	$55 from the U.S. Army for the production of Hydra-70 rockets.
Marine Systems awards included the following:

•	An IDIQ contract from the U.S. Navy to perform submarine safety and maintenance work. The program has a maximum potential value of $215 over five years.
Information Systems and Technology awards included the following:

•	$160 for commercial wireless network systems and support.

•	$160 for combat and seaframe control systems on two Navy Littoral Combat Ships (LCS).

•	$105 for the National Geospatial-Intelligence Agency's NCE infrastructure support and modernization program.

•	$85 from the U.S. Department of Education to assist in the implementation and operation of the Federal Student Aid Information Center.

•	$75 to provide advanced communication services to the Canadian Army.

•	$75 from the Army under the Warfighter Information Network-Tactical (WIN-T) program for Increment 2 equipment production and training.

•	$70 from the Army for ruggedized computing equipment under the Common Hardware Systems-4 (CHS-4) program.

•	$60 from the U.S. Air Force for networking and computing products and support under the Network-Centric Solutions (NETCENTS) program.

•	$60 for the United Kingdom's Bowman communications system for long-term support and enhancement activities for the program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2013 with a cash balance of $3.7 billion, up from $3.3 billion at the end of 2012. Our net debt, defined as debt less cash and equivalents and marketable securities, was $165 at the end of the first quarter of 2013, down $448 from the end of 2012. The following is a discussion of our major operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first three months of 2012 and 2013.
OPERATING ACTIVITIES
We generated cash from operating activities of $504 in the first three months of 2013 compared with $414 in the same period in 2012. The primary driver of cash flows in both periods was net earnings offset in part by growth in operating working capital (OWC). The increase in OWC in the first three months of 2013 is largely due to timing of contract payments and, consistent with historical experience, is expected to largely reverse by the end of the year.
As discussed further in Note L to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. If, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract plus interest. Interest was approximately $1.6 billion on March 31, 2013. If this were the outcome, we would owe half of the total, or approximately $1.5 billion pretax. Our after-tax cash obligation would be approximately $740. We believe we have sufficient resources, including access to capital markets, to pay such an obligation if required.
INVESTING ACTIVITIES
We used $76 for investing activities in the first three months of 2013 compared with $264 in the same period in 2012. The primary use of cash for investing activities was capital expenditures.
We expect capital expenditures of approximately 2 percent of anticipated revenues in 2013, as work on Gulfstream’s Savannah, Georgia, facilities expansion project announced in 2010 continues.
FINANCING ACTIVITIES
Cash from financing activities was $24 in the first three months of 2013. We used $166 for financing activities in the same period in 2012. Our financing activities include payment of dividends and repurchases of common stock.
On March 6, 2013, our board of directors declared an increased quarterly dividend of $0.56 per share – the 16th consecutive annual increase. The board had increased the quarterly dividend to $0.51 per share in March 2012. We did not pay any dividends in the first three months of 2013 because we accelerated our first quarter 2013 dividend payment to December 2012.
In the first three months of 2013, we repurchased 1 million of our outstanding shares on the open market at an average price of $70 per share. While our shares outstanding reflect the impact of these repurchases, the cash outflow will be reported as a financing activity in the second quarter of 2013 because the shares did not settle until April 2013. On March 31, 2013, approximately 9.9 million shares remain authorized by our board of directors for repurchase, about 3 percent of our total shares outstanding. We repurchased 1.4 million shares at an average price of $72 per share in the first three months of 2012.
We had no commercial paper outstanding on March 31, 2013. We have $2 billion in bank credit facilities that remain available. These facilities provide backup liquidity to our commercial paper program. We plan to renew or replace, in whole or in part, these credit facilities prior to their expiration in July 2013 and July 2016 at similar levels. We also have an effective shelf registration on file with the Securities and Exchange Commission. We have no material repayments of long-term debt expected until 2015. See Note G to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.
NON-GAAP MANAGEMENT METRICS – FREE CASH FLOW
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
Our free cash flow from operations for the first three months of 2013 was $429, or 75 percent of net earnings, compared with $324 and 57 percent for the same period in 2012. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statements of Cash Flows:

Three Months Ended	April 1, 2012	March 31, 2013
Net cash provided by operating activities	$414	$504
Capital expenditures	(90)	(75)
Free cash flow from operations	$324	$429
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	73%	88%
Free cash flow from operations	57%	75%
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the quarterly impact of revisions in contract estimates totaled $68 ($0.13) and $108 ($0.20) for the three-month periods ended April 1, 2012 and March 31, 2013, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first three months of 2013.
Other significant estimates include those related to goodwill and other intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations and litigation and other contingencies. We employ judgment in making our estimates but they are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
We believe that our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on March 31, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on March 31, 2013, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “should,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, operating margins, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K. These factors include, without limitation:

•	general U.S. and international political and economic conditions;

•	decreases in U.S. government defense spending or changing priorities within the defense budget and the impacts of the Budget Control Act of 2011, including sequester;

•	termination or restructuring of government contracts due to unilateral government action;

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

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
Pursuant to Share Buyback Program
1/1/13-1/27/13	—	$—	—	10,874,748
1/28/13-2/24/13	—	$—	—	10,874,748
2/25/13-3/31/13	1,012,495	$70.31	1,012,495	9,862,253

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (a)
1/1/13-1/27/13	359,978	$70.73
1/28/13-2/24/13	—	$—
2/25/13-3/31/13	—	$—
Total	1,372,473	$70.42
(a)Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

We did not make any unregistered sales of equity in the first quarter.

ITEM 6. EXHIBITS

10.1
Retirement Agreement between Gerard J. DeMuro and General Dynamics Corporation dated March 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2013)

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
Dated: April 30, 2013