Form 10-Q
period 2013-06-30
GENERAL DYNAMICS CORP
filed 2013-07-24
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
349,867,839 shares of the registrant’s common stock, $1 par value per share, were outstanding on June 30, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 1, 2012	June 30, 2013
Revenues:
Products	$4,987	$4,877
Services	2,935	3,034
	7,922	7,911
Operating costs and expenses:
Products	3,936	3,837
Services	2,491	2,590
General and administrative (G&A)	525	524
	6,952	6,951
Operating earnings	970	960
Interest, net	(37)	(18)
Other, net	(5)	1
Earnings before income taxes	928	943
Provision for income taxes, net	294	303
Net earnings	$634	$640

Earnings per share
Basic	$1.79	$1.82
Diluted	$1.77	$1.81
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	July 1, 2012	June 30, 2013
Revenues:
Products	$9,705	$9,337
Services	5,796	5,978
	15,501	15,315
Operating costs and expenses:
Products	7,700	7,366
Services	4,911	5,111
G&A	1,060	1,031
	13,671	13,508
Operating earnings	1,830	1,807
Interest, net	(76)	(41)
Other, net	(5)	1
Earnings before income taxes	1,749	1,767
Provision for income taxes, net	551	556
Net earnings	$1,198	$1,211

Earnings per share
Basic	$3.37	$3.45
Diluted	$3.34	$3.43
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
Net earnings	$634	$640	$1,198	$1,211
Losses on cash flow hedges	(55)	—	(41)	(12)
Unrealized gains (losses) on securities	(3)	3	2	7
Foreign currency translation adjustments	(207)	(66)	(38)	(244)
Change in retirement plans' funded status	64	104	121	204
Other comprehensive income (loss) before tax	(201)	41	44	(45)
Provision (benefit) for income tax, net	(11)	36	34	69
Other comprehensive income (loss), net of tax	(190)	5	10	(114)
Comprehensive income	$444	$645	$1,208	$1,097
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

		(Unaudited)
(Dollars in millions)	December 31, 2012	June 30, 2013
ASSETS
Current assets:
Cash and equivalents	$3,296	$3,757
Accounts receivable	4,204	4,289
Contracts in process	4,964	5,110
Inventories	2,776	2,935
Other current assets	504	447
Total current assets	15,744	16,538
Noncurrent assets:
Property, plant and equipment, net	3,403	3,351
Intangible assets, net	1,383	1,270
Goodwill	12,048	11,909
Other assets	1,731	1,663
Total noncurrent assets	18,565	18,193
Total assets	$34,309	$34,731
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,469	$2,444
Customer advances and deposits	6,042	6,113
Other current liabilities	3,109	3,284
Total current liabilities	11,620	11,841
Noncurrent liabilities:
Long-term debt	3,908	3,907
Other liabilities	7,391	7,227
Commitments and contingencies (See Note L)
Total noncurrent liabilities	11,299	11,134
Shareholders' equity:
Common stock	482	482
Surplus	1,988	2,043
Retained earnings	17,860	18,677
Treasury stock	(6,165)	(6,557)
Accumulated other comprehensive loss	(2,775)	(2,889)
Total shareholders' equity	11,390	11,756
Total liabilities and shareholders' equity	$34,309	$34,731
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 1, 2012	June 30, 2013
Cash flows from operating activities:
Net earnings	$1,198	$1,211
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	189	191
Amortization of intangible assets	115	89
Stock-based compensation expense	69	61
Excess tax benefit from stock-based compensation	(22)	(16)
Deferred income tax provision	3	42
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	(110)	(90)
Contracts in process	194	(125)
Inventories	(316)	(167)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(342)	(25)
Customer advances and deposits	226	(54)
Income taxes payable	67	50
Other current liabilities	(114)	(156)
Other, net	46	72
Net cash provided by operating activities	1,203	1,083
Cash flows from investing activities:
Capital expenditures	(176)	(168)
Purchases of available-for-sale securities	(100)	(43)
Business acquisitions, net of cash acquired	(165)	(1)
Other, net	(65)	48
Net cash used by investing activities	(506)	(164)
Cash flows from financing activities:
Purchases of common stock	(592)	(485)
Proceeds from options exercised	111	212
Dividends paid	(353)	(198)
Other, net	28	16
Net cash used by financing activities	(806)	(455)
Net cash used by discontinued operations	—	(3)
Net (decrease) increase in cash and equivalents	(109)	461
Cash and equivalents at beginning of period	2,649	3,296
Cash and equivalents at end of period	$2,540	$3,757
Supplemental cash flow information:
Cash payments for:
Income taxes	$506	$468
Interest	$78	$46
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 1, 2012, and June 30, 2013.
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
We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a diluted per-share basis) from the favorable impact of revisions in contract estimates totaled $90 ($0.17) and $158 ($0.30) for the three- and six-month periods ended July 1, 2012, and $83 ($0.15) and $191 ($0.35) for the three- and six-month periods ended June 30, 2013, respectively. In the second quarter and first half of 2013, no revisions on any one contract were material to our unaudited Consolidated Financial Statements.
Subsequent Events. We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
We did not acquire any businesses in the first six months of 2013. In 2012, we acquired seven businesses for an aggregate of $444, funded by cash on hand, including two in the first half of 2012.

The changes in the carrying amount of goodwill by reporting unit for the six months ended
June 30, 2013, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2012 (a)	$2,697	$2,961	$290	$6,100	$12,048
Acquisitions (b)	—	2	—	2	4
Other (c)	(56)	(66)	—	(21)	(143)
June 30, 2013	$2,641	$2,897	$290	$6,081	$11,909

(a)	Goodwill on December 31, 2012, in the Information Systems and Technology reporting unit is net of $1,994 of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2012			June 30, 2013
Contract and program intangible assets*	$2,066	$(1,165)	$901	$2,067	$(1,239)	$828
Trade names and trademarks	494	(87)	407	487	(96)	391
Technology and software	180	(108)	72	161	(113)	48
Other intangible assets	175	(172)	3	166	(163)	3
Total intangible assets	$2,915	$(1,532)	$1,383	$2,881	$(1,611)	$1,270
* Consists of acquired backlog and probable follow-on work and related customer relationships.
Amortization expense was $58 and $115 for the three- and six-month periods ended July 1, 2012, and $42 and $89 for the three- and six-month periods ended June 30, 2013, respectively. We expect to record amortization expense of $165 in 2013.

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

	Three Months Ended		Six Months Ended
	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
Basic weighted average shares outstanding	355,048	351,110	356,017	351,492
Dilutive effect of stock options and restricted stock/RSUs*	2,325	1,822	2,349	1,732
Diluted weighted average shares outstanding	357,373	352,932	358,366	353,224
* Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock because the effect of including these options and restricted shares would be antidilutive: 2012 - 23,847 and 2013 - 16,484.

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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2012, or June 30, 2013, except for long-lived assets that were impaired in December 2012, including goodwill in our Information Systems and Technology business group.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2012, and June 30, 2013, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2012
Other investments	$150	$150	$96	$54
Derivatives	22	22	—	22
Long-term debt, including current portion	(3,909)	(3,966)	—	(3,966)

	June 30, 2013
Other investments	$149	$149	$100	$49
Derivatives	1	1	—	1
Long-term debt, including current portion	(3,908)	(3,775)	—	(3,775)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2012, or June 30, 2013.

E. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31, 2012	June 30, 2013
Contract costs and estimated profits	$8,162	$8,871
Other contract costs	1,089	1,148
	9,251	10,019
Advances and progress payments	(4,287)	(4,909)
Total contracts in process	$4,964	$5,110
Contract costs consist primarily of labor, material, overhead and G&A expenses. Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits and environmental expenses. These costs will become allocable to contracts generally after they are paid. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.

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

	December 31, 2012	June 30, 2013
Work in process	$1,518	$1,657
Raw materials	1,109	1,160
Finished goods	69	56
Pre-owned aircraft	80	62
Total inventories	$2,776	$2,935

G. DEBT
Debt consisted of the following:

		December 31, 2012	June 30, 2013
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$500	$500
July 2016	2.250%	500	500
November 2017	1.000%	895	895
July 2021	3.875%	499	499
November 2022	2.250%	990	991
November 2042	3.600%	498	498
Other	Various	27	25
Total debt		3,909	3,908
Less current portion		1	1
Long-term debt		$3,908	$3,907
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries (see Note O for condensed consolidating financial statements). We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
On June 30, 2013, we had no commercial paper outstanding, but we maintain the ability to access the market. We have $2 billion in committed bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2016 and a $1 billion multi-year facility expiring in July 2018 that replaces a facility that expired in July 2013. These facilities are required by the rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $285 in committed bank credit facilities to provide backup liquidity to our European businesses.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on June 30, 2013.

H. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	December 31, 2012	June 30, 2013
Salaries and wages	$835	$754
Workers' compensation	578	529
Retirement benefits	318	328
Deferred income taxes	173	207
Other (a)	1,205	1,466
Total other current liabilities	$3,109	$3,284

Retirement benefits	$5,671	$5,606
Customer deposits on commercial contracts	849	724
Deferred income taxes	144	136
Other (b)	727	761
Total other liabilities	$7,391	$7,227
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation.

The increase in the June 30, 2013, other current liabilities amount is primarily due to $196 of dividends payable. We did not have any dividends payable on December 31, 2012, because we paid our first quarter 2013 dividend in December 2012.

I. INCOME TAXES
Deferred Tax Assets. Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	December 31, 2012	June 30, 2013
Current deferred tax asset	$44	$33
Current deferred tax liability	(173)	(207)
Noncurrent deferred tax asset	1,251	1,157
Noncurrent deferred tax liability	(144)	(136)
Net deferred tax asset	$978	$847
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
We participate in the Internal Revenue Service (IRS) Compliance Assurance Process, a real-time audit of our consolidated corporate federal income tax return. The IRS has examined our consolidated federal income tax returns through 2011.

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 30, 2013, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

J. SHAREHOLDERS' EQUITY
Dividends per Share. Dividends declared per share were $0.51 and $1.02 for the three- and six-month periods ended July 1, 2012, and $0.56 and $1.12 for the three- and six-month periods ended June 30, 2013. Cash dividends paid were $184 and $353 for the three- and six-month periods ended July 1, 2012, and $198 for the six-month period ended June 30, 2013. We did not pay any dividends in the first three months of 2013 because we paid our first quarter 2013 dividend in December 2012.
Other Comprehensive Income (Loss). The tax effect for each component of other comprehensive income (OCI) consisted of the following:

	Gross Amount	Benefit (Provision) for Income Tax	Net Amount	Gross Amount	Benefit (Provision) for Income Tax	Net Amount
Three Months Ended	July 1, 2012			June 30, 2013
Losses on cash flow hedges	$(55)	$14	$(41)	$—	$—	$—
Unrealized gains (losses) on securities	(3)	1	(2)	3	—	3
Foreign currency translation adjustments	(207)	16	(191)	(66)	1	(65)
Change in retirement plans' funded status	64	(20)	44	104	(37)	67
Other comprehensive income (loss)	$(201)	$11	$(190)	$41	$(36)	$5

	Gross Amount	Benefit (Provision) for Income Tax	Net Amount	Gross Amount	Benefit (Provision) for Income Tax	Net Amount
Six Months Ended	July 1, 2012			June 30, 2013
Losses on cash flow hedges	$(41)	$7	$(34)	$(12)	$4	$(8)
Unrealized gains on securities	2	—	2	7	(2)	5
Foreign currency translation adjustments	(38)	(1)	(39)	(244)	3	(241)
Change in retirement plans' funded status	121	(40)	81	204	(74)	130
Other comprehensive income (loss)	$44	$(34)	$10	$(45)	$(69)	$(114)
The changes, net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2012	$6	$7	$1,092	$(3,880)	$(2,775)
OCI before reclassifications	—	5	(241)	—	(236)
Amounts reclassified from AOCL	(8)	—	—	130	122
Other comprehensive loss	(8)	5	(241)	130	(114)
Balance, June 30, 2013	$(2)	$12	$851	$(3,750)	$(2,889)

Significant amounts reclassified out of each component of AOCL consisted of the following:

Six Months Ended June 30, 2013	Amount Reclassified from AOCL	Consolidated Statement of Earnings Line Item
Losses on cash flow hedges of foreign exchange contracts	$(12)	Operating costs and expenses
	4	Tax benefit
	(8)
Changes in retirement plans' funded status
Recognized net actuarial loss	224	*
Amortization of prior service credit	(26)	*
	(68)	Tax expense
	130
Total reclassifications, net of tax	$122
* These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note M for additional details.

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

Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On June 30, 2013, we held $3.8 billion in cash and equivalents, but held no marketable securities.
Hedging Activities. We had $2.5 billion in notional forward exchange contracts outstanding on December 31, 2012, and $2.2 billion on June 30, 2013. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
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
Net gains and losses recognized in earnings and OCI, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and six-month periods ended July 1, 2012, and June 30, 2013. We do not expect the amount of gains and losses in OCI that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2012, or June 30, 2013.
Foreign Currency Financial Statement Translation. We translate foreign-currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCI.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 1, 2012, or June 30, 2013. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three months or six months of either 2012 or 2013.

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
Recently, the government and the contractors have initiated discussions that could, if successful, lead to a settlement of this longstanding dispute. The government has submitted to Congress proposed legislation that would authorize the Navy to receive and retain payment in-kind for settlement of the A-12 litigation. Congress has not yet acted on the proposed legislation, and the parties have not reached agreement on the specific terms of any potential settlement of the case.

If settlement efforts are not successful and the case proceeds, we believe that the lower courts will ultimately rule in the contractors’ favor on the remaining issues in the case. We expect this would leave all parties where they stood prior to the contracting officer’s declaration of default, meaning that no money would be due from one party to another. Additionally, even if the lower courts were to ultimately sustain the government’s default claim, we continue to believe that there are significant legal obstacles to the government’s ability to collect any amount from the contractors given that no court has ever awarded a money judgment to the government. For these reasons, we have not recorded an accrual for this matter.
If, contrary to our expectations, the government prevails on its default claim and its recovery theories, the contractors could collectively be required to repay the government, on a joint and several basis, as much as $1.4 billion for progress payments received for the A-12 contract plus interest. Interest was approximately $1.6 billion on June 30, 2013. This would result in a liability to us of half of the total (based upon The Boeing Company satisfying McDonnell Douglas’ obligations under the contract), or approximately $1.5 billion pretax. Our after-tax charge would be approximately $840, or $2.38 per share, which would be recorded in discontinued operations. Our after-tax cash cost would be approximately $745. We believe we have sufficient resources to satisfy our obligation if required.
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
Other
Portugal Program. In 2012, the Portuguese Ministry of National Defense notified our Combat Systems group's European Land Systems business that it was terminating the contract to provide 260 Pandur vehicles based on an alleged breach of contract. Subsequently, the customer drew $75 from bank guarantees for the contract. We have asserted that we are not in breach of the contract and that the termination of the contract was invalid, and we are currently in arbitration with the customer. Given the uncertainty of receiving further payments, we reserved the receivables and contracts in process balances and accrued an estimate of the remaining costs related to the close-out of the contract, totaling $258 in 2012. As of June 30, 2013, approximately $195 of bank guarantees relating to the program and its related offset requirements remained outstanding. The bank guarantees could be drawn upon by the customer through 2014 and, therefore, have a possible impact on our future operating results and cash flows.
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.8 billion on June 30, 2013. In addition, from time to time in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended July 1, 2012, and June 30, 2013, were as follows:

Six Months Ended	July 1, 2012	June 30, 2013
Beginning balance	$293	$319
Warranty expense	35	52
Payments	(35)	(29)
Adjustments*	(8)	—
Ending balance	$285	$342
* Includes reclassifications.

M. RETIREMENT PLANS
We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.
Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three- and six-month periods ended July 1, 2012, and June 30, 2013, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
Service cost	$71	$80	$3	$4
Interest cost	131	124	14	13
Expected return on plan assets	(147)	(148)	(8)	(7)
Recognized net actuarial loss	66	106	3	6
Amortization of prior service (credit) cost	(11)	(15)	2	2
Net periodic cost	$110	$147	$14	$18

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
Service cost	$142	$160	$6	$8
Interest cost	262	248	28	26
Expected return on plan assets	(294)	(296)	(15)	(14)
Recognized net actuarial loss	132	212	5	12
Amortization of prior service (credit) cost	(22)	(30)	4	4
Net periodic cost	$220	$294	$28	$36
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
Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
Aerospace	$1,592	$2,053	$257	$389
Combat Systems	2,149	1,549	322	218
Marine Systems	1,653	1,759	183	178
Information Systems and Technology	2,528	2,550	226	198
Corporate*	—	—	(18)	(23)
	$7,922	$7,911	$970	$960

	Revenues		Operating Earnings
Six Months Ended	July 1, 2012	June 30, 2013	July 1, 2012	June 30, 2013
Aerospace	$3,215	$3,831	$528	$699
Combat Systems	4,060	3,102	525	433
Marine Systems	3,258	3,385	368	337
Information Systems and Technology	4,968	4,997	444	383
Corporate*	—	—	(35)	(45)
	$15,501	$15,315	$1,830	$1,807
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended July 1, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,504	$1,418	$—	$7,922
Cost of sales	(4)	5,273	1,158	—	6,427
G&A	22	397	106	—	525
Operating earnings	(18)	834	154	—	970
Interest, net	(40)	2	1	—	(37)
Other, net	(1)	(3)	(1)	—	(5)
Earnings before income taxes	(59)	833	154	—	928
Provision for income taxes	(44)	308	30	—	294
Equity in net earnings of subsidiaries	649	—	—	(649)	—
Net earnings	$634	$525	$124	$(649)	$634
Comprehensive income	$444	$520	$(98)	$(422)	$444
Three Months Ended June 30, 2013
Revenues	$—	$6,932	$979	$—	$7,911
Cost of sales	3	5,604	820	—	6,427
G&A	19	411	94	—	524
Operating earnings	(22)	917	65	—	960
Interest, net	(23)	5	—	—	(18)
Other, net	(1)	—	2	—	1
Earnings before income taxes	(46)	922	67	—	943
Provision for income taxes	(11)	283	31	—	303
Equity in net earnings of subsidiaries	675	—	—	(675)	—
Net earnings	$640	$639	$36	$(675)	$640
Comprehensive income	$645	$637	$(20)	$(617)	$645

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Six Months Ended July 1, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$12,801	$2,700	$—	$15,501
Cost of sales	(9)	10,358	2,262	—	12,611
G&A	44	808	208	—	1,060
Operating earnings	(35)	1,635	230	—	1,830
Interest, net	(80)	3	1	—	(76)
Other, net	(2)	(2)	(1)	—	(5)
Earnings before income taxes	(117)	1,636	230	—	1,749
Provision for income taxes	(62)	546	67	—	551
Equity in net earnings of subsidiaries	1,253	—	—	(1,253)	—
Net earnings	$1,198	$1,090	$163	$(1,253)	$1,198
Comprehensive income	$1,208	$1,086	$103	$(1,189)	$1,208
Six Months Ended June 30, 2013
Revenues	$—	$13,320	$1,995	$—	$15,315
Cost of sales	6	10,830	1,641	—	12,477
G&A	39	816	176	—	1,031
Operating earnings	(45)	1,674	178	—	1,807
Interest, net	(46)	4	1	—	(41)
Other, net	(1)	1	1	—	1
Earnings before income taxes	(92)	1,679	180	—	1,767
Provision for income taxes	(20)	513	63	—	556
Equity in net earnings of subsidiaries	1,283	—	—	(1,283)	—
Net earnings	$1,211	$1,166	$117	$(1,283)	$1,211
Comprehensive income	$1,097	$1,185	$(142)	$(1,043)	$1,097

O. CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,248	$—	$1,048	$—	$3,296
Accounts receivable	—	1,254	2,950	—	4,204
Contracts in process	439	3,199	1,326	—	4,964
Inventories
Work in process	—	1,507	11	—	1,518
Raw materials	—	1,020	89	—	1,109
Finished goods	—	32	37	—	69
Pre-owned aircraft	—	80	—	—	80
Other current assets	45	249	210	—	504
Total current assets	2,732	7,341	5,671	—	15,744
Noncurrent assets:
Property, plant and equipment	155	5,556	1,292	—	7,003
Accumulated depreciation of PP&E	(56)	(2,850)	(694)	—	(3,600)
Intangible assets	—	1,693	1,222	—	2,915
Accumulated amortization of intangible assets	—	(1,068)	(464)	—	(1,532)
Goodwill	—	7,661	4,387	—	12,048
Other assets	700	738	328	(35)	1,731
Investment in subsidiaries	33,324	—	—	(33,324)	—
Total noncurrent assets	34,123	11,730	6,071	(33,359)	18,565
Total assets	$36,855	$19,071	$11,742	$(33,359)	$34,309
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,052	$2,990	$—	$6,042
Other current liabilities	394	3,743	1,441	—	5,578
Total current liabilities	394	6,795	4,431	—	11,620
Noncurrent liabilities:
Long-term debt	3,881	27	—	—	3,908
Other liabilities	4,121	2,704	566	—	7,391
Total noncurrent liabilities	8,002	2,731	566	—	11,299
Intercompany	17,069	(17,388)	319	—	—
Shareholders' equity:
Common stock	482	6	44	(50)	482
Other shareholders' equity	10,908	26,927	6,382	(33,309)	10,908
Total shareholders' equity	11,390	26,933	6,426	(33,359)	11,390
Total liabilities and shareholders' equity	$36,855	$19,071	$11,742	$(33,359)	$34,309

O. CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

June 30, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,729	$—	$1,028	$—	$3,757
Accounts receivable	—	1,468	2,821	—	4,289
Contracts in process	534	3,190	1,386	—	5,110
Inventories
Work in process	—	1,644	13	—	1,657
Raw materials	—	1,077	83	—	1,160
Finished goods	—	15	41	—	56
Pre-owned aircraft	—	62	—	—	62
Other current assets	64	192	191	—	447
Total current assets	3,327	7,648	5,563	—	16,538
Noncurrent assets:
Property, plant and equipment	155	5,668	1,284	—	7,107
Accumulated depreciation of PP&E	(60)	(2,959)	(737)	—	(3,756)
Intangible assets	—	1,674	1,207	—	2,881
Accumulated amortization of intangible assets	—	(1,117)	(494)	—	(1,611)
Goodwill	—	7,660	4,249	—	11,909
Other assets	426	735	303	199	1,663
Investment in subsidiaries	34,573	—	—	(34,573)	—
Total noncurrent assets	35,094	11,661	5,812	(34,374)	18,193
Total assets	$38,421	$19,309	$11,375	$(34,374)	$34,731
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,187	$2,926	$—	$6,113
Other current liabilities	739	3,782	1,207	—	5,728
Total current liabilities	739	6,969	4,133	—	11,841
Noncurrent liabilities:
Long-term debt	3,882	25	—	—	3,907
Other liabilities	4,051	2,599	577	—	7,227
Total noncurrent liabilities	7,933	2,624	577	—	11,134
Intercompany	17,993	(18,392)	399	—	—
Shareholders' equity:
Common stock	482	6	44	(50)	482
Other shareholders' equity	11,274	28,102	6,222	(34,324)	11,274
Total shareholders' equity	11,756	28,108	6,266	(34,374)	11,756
Total liabilities and shareholders' equity	$38,421	$19,309	$11,375	$(34,374)	$34,731

O. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended July 1, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(34)	$1,254	$(17)	$—	$1,203
Cash flows from investing activities:
Capital expenditures	(1)	(155)	(20)	—	(176)
Business acquisitions, net of cash acquired	—	(139)	(26)	—	(165)
Purchases of held-to-maturity securities	(160)	—	—	—	(160)
Purchases of available-for-sale securities	(64)	(36)	—	—	(100)
Other, net	60	35	—	—	95
Net cash used by investing activities	(165)	(295)	(46)	—	(506)
Cash flows from financing activities:
Purchases of common stock	(592)	—	—	—	(592)
Dividends paid	(353)	—	—	—	(353)
Proceeds from option exercises	111	—	—	—	111
Other, net	22	(20)	26	—	28
Net cash used by financing activities	(812)	(20)	26	—	(806)
Cash sweep/funding by parent	1,136	(939)	(197)	—	—
Net decrease in cash and equivalents	125	—	(234)	—	(109)
Cash and equivalents at beginning of period	1,530	—	1,119	—	2,649
Cash and equivalents at end of period	$1,655	$—	$885	$—	$2,540
Six Months Ended June 30, 2013
Net cash provided by operating activities	$(36)	$1,182	$(63)	$—	$1,083
Net cash used by investing activities	2	(147)	(19)	—	(164)
Cash flows from financing activities:
Purchases of common stock	(485)	—	—	—	(485)
Other, net	30	—	—	—	30
Net cash used by financing activities	(455)	—	—	—	(455)
Net cash used by discontinued operations	(3)	—	—	—	(3)
Cash sweep/funding by parent	973	(1,035)	62	—	—
Net decrease in cash and equivalents	481	—	(20)	—	461
Cash and equivalents at beginning of period	2,248	—	1,048	—	3,296
Cash and equivalents at end of period	$2,729	$—	$1,028	$—	$3,757

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

The FY 2013 defense budget of $528 billion, which was passed in March 2013, incorporated the reductions mandated by the BCA but did not include the $37 billion of cuts required by the sequester mechanism. These mandated sequester cuts have since been identified by the DoD, providing some understanding of how our customers may address sequestration in the remaining two months of FY 2013.

The President's FY 2014 budget request was submitted to the Congress in the second quarter of 2013. The FY 2014 request complies with the $527 billion amount mandated by the BCA, but does not include the $52 billion of FY 2014 cuts imposed by sequestration. Although it is unclear whether the mandated cuts will ultimately be included in the budget when it is approved by the Congress, the Secretary of Defense recently provided a preliminary high-level approach to implementing the cuts in FY 2014 at the Congress' request.

In the event that the budget is not approved and a continuing resolution (CR) is in effect during the fourth calendar quarter of 2013, funding will be prescribed at prior-year levels. Our financial outlook for our defense business (Combat Systems, Marine Systems and Information Systems and Technology) anticipates our estimates of the likely impact of 2013 sequestration reductions and a fourth quarter CR structured by the Congress and executed by the DoD in accordance with past practice.

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important to an evaluation of our operating results. We recognize the majority of our revenues using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in our Aerospace and defense groups.
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

CONSOLIDATED OVERVIEW

Three Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$7,922	$7,911	$(11)	(0.1)%
Operating costs and expenses	6,952	6,951	(1)	—%
Operating earnings	970	960	(10)	(1.0)%
Operating margins	12.2%	12.1%
Six Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$15,501	$15,315	$(186)	(1.2)%
Operating costs and expenses	13,671	13,508	(163)	(1.2)%
Operating earnings	1,830	1,807	(23)	(1.3)%
Operating margins	11.8%	11.8%
Our revenues and operating costs were down slightly in 2013 compared with the prior-year periods driven by lower volume in the Combat Systems group across all of our land forces-related businesses. This decrease was partially offset by increased aircraft deliveries in our Aerospace group. Operating margins were steady in 2013 on lower volume compared with the prior-year periods.
PRODUCT REVENUES AND OPERATING COSTS

Three Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$4,987	$4,877	$(110)	(2.2)%
Operating costs	3,936	3,837	(99)	(2.5)%
Six Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$9,705	$9,337	$(368)	(3.8)%
Operating costs	7,700	7,366	(334)	(4.3)%

Product revenues were lower in the second quarter and the first six months of 2013 compared with the prior-year periods. The decrease consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing and outfitting	$467	$652
Military vehicle production	(434)	(693)
Weapons systems production	(92)	(175)
Ship construction	(25)	(100)
Other, net	(26)	(52)
Total decrease	$(110)	$(368)
In 2013, aircraft manufacturing and outfitting revenues increased due to additional deliveries of Gulfstream aircraft. U.S. and European military vehicle production decreased on several programs, including the U.S. Stryker, Abrams and MRAP programs and several international Duro and Eagle wheeled vehicle programs. Weapons systems revenues decreased due to lower U.S. Army spending on Hydra-70 rockets, guns and axles. The completion of the T-AKE combat-logistics ship program in late 2012 and lower volume on the DDG-1000 destroyer program due to less material purchases resulted in the decrease in ship construction revenues.
Product operating costs were lower in the second quarter and first half of 2013 compared with the prior-year periods. As shown below, the decrease in product operating costs was primarily due to lower volume. No other changes were material.

	Second Quarter	Six Months
Primary changes due to volume:
Aircraft manufacturing and outfitting	$339	$505
Military vehicle production	(336)	(572)
Weapons systems production	(64)	(123)
Ship construction	(11)	(49)
	(72)	(239)
Other changes, net	(27)	(95)
Total decrease	$(99)	$(334)
SERVICE REVENUES AND OPERATING COSTS

Three Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$2,935	$3,034	$99	3.4%
Operating costs	2,491	2,590	99	4.0%
Six Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$5,796	$5,978	$182	3.1%
Operating costs	4,911	5,111	200	4.1%

Service revenues were higher in the second quarter and first half of 2013 compared with the prior-year periods. The increase consisted of the following:

	Second Quarter	Six Months
Ship engineering and repair	$131	$227
Other, net	(32)	(45)
Total increase	$99	$182
The increase in ship engineering and repair revenues was driven by submarine overhaul and repair work and the acquisition of an East Coast surface-ship repair yard in the second half of 2012.
Service operating costs increased in the second quarter and first six months of 2013 compared with the prior-year periods. As shown below, the increase in service operating costs was primarily due to higher volume. No other changes were material.

	Second Quarter	Six Months
Ship engineering and repair volume	$118	$211
Other changes, net	(19)	(11)
Total increase	$99	$200
OTHER INFORMATION
G&A Expenses
As a percentage of revenues, G&A expenses were 6.7 percent in the first half of 2013, compared with 6.8 percent in the prior-year period. We expect G&A expenses in 2013 to be approximately 6.5 percent of revenues.
Interest, Net
Net interest expense in the first six months of 2013 was $41 compared with $76 in the same period in 2012. The decrease in interest expense results from our debt refinancing completed in December 2012 that lowered the weighted-average interest rate on our outstanding debt from 3.9 percent to 2.2 percent. We expect full-year 2013 net interest expense to be approximately $85.
Effective Tax Rate
Our effective tax rate for the first six months of 2012 and 2013 was 31.5 percent. We anticipate a full-year 2013 effective tax rate of approximately 32 percent.

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
AEROSPACE

Three Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$1,592	$2,053	$461	29.0%
Operating earnings	257	389	132	51.4%
Operating margin	16.1%	18.9%

Gulfstream aircraft deliveries (in units):
Green	26	35	9	34.6%
Outfitted	21	36	15	71.4%
Six Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$3,215	$3,831	$616	19.2%
Operating earnings	528	699	171	32.4%
Operating margin	16.4%	18.2%

Gulfstream aircraft deliveries (in units):
Green	54	65	11	20.4%
Outfitted	40	65	25	62.5%
Operating Results
The Aerospace group’s revenues increased in the second quarter and first six months of 2013 compared with the prior-year periods. The increase consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$436	$590
Aircraft services	(18)	(58)
Pre-owned aircraft	43	84
Total increase	$461	$616
Aircraft manufacturing, outfitting and completions revenues include the manufacture and outfitting of Gulfstream business-jet aircraft as well as completions of aircraft produced by other OEMs. Aircraft manufacturing, outfitting and completions revenues increased on all of our aircraft models in the second quarter of 2013 compared to the prior-year period. In the first half of 2013, revenues increased primarily due to additional deliveries of the new G650 and G280 aircraft.

Although aircraft services revenues increased from the first to the second quarter of 2013, aircraft services revenues were lower compared to the prior-year periods due in part to the sale of three European-based maintenance facilities in the fourth quarter of 2012.
Pre-owned aircraft sales increased in 2013 as we sold three aircraft in the second quarter and five in the first half of 2013 as compared to no pre-owned aircraft sales in similar periods in 2012.
The group's operating earnings increased in the second quarter and first six months of 2013 compared with 2012. The increase consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$138	$176
Aircraft services	10	8
Pre-owned aircraft	(4)	(4)
G&A/other expenses	(12)	(9)
Total increase	$132	$171
Aircraft manufacturing, outfitting and completions earnings increased in 2013 primarily due to the increase in aircraft deliveries discussed above.
Outlook
We expect an increase of approximately 17 percent in the group’s full-year revenues in 2013 compared with 2012, led by Gulfstream. Operating margins are expected to decrease in the second half of 2013 compared with the first half due in part to price increases from several major suppliers and a mix shift in second-half deliveries with two fewer large-cabin green deliveries in the third quarter compared to the second quarter of 2013 and an increase of three mid-cabin deliveries from our original production estimates. Full-year operating margins for the group are expected to be in the mid- to high-16 percent range.
COMBAT SYSTEMS

Three Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$2,149	$1,549	$(600)	(27.9)%
Operating earnings	322	218	(104)	(32.3)%
Operating margins	15.0%	14.1%
Six Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$4,060	$3,102	$(958)	(23.6)%
Operating earnings	525	433	(92)	(17.5)%
Operating margins	12.9%	14.0%
Operating Results
The Combat Systems group’s revenues decreased in the second quarter and first half of 2013 compared with the prior-year periods. The decrease consisted of the following:

	Second Quarter	Six Months
U.S. military vehicles	$(415)	$(662)
Weapon systems and munitions	(126)	(200)
European military vehicles	(59)	(96)
Total decrease	$(600)	$(958)
In 2013, revenues were down in the group's U.S. military vehicles business as a result of decreased U.S. Army spending on combat vehicle programs.
Lower Army spending on Hydra-70 rockets, guns, axles and ammunition also impacted revenues in 2013 in the weapons systems and munitions business. In July 2013, we announced the consolidation of our weapons systems business into our munitions business to maintain competitiveness and create opportunities for growth over time. We expect to cover the majority of our 2013 consolidation costs with savings we will realize during the year.
In the group’s European military vehicle business, revenues were down due to final vehicle deliveries in 2012 under several legacy Duro and Eagle wheeled vehicle contracts for the Swiss and German governments.
Operating results in 2012 and 2013 include the negative impact of the following discrete charges in our European military vehicles business:

•	$18 of restructuring-related charges in the second quarter of 2013 to reduce the cost structure of the business commensurate with its revenue level; and

•	$67 of previously-reported out-of-period adjustments in the first quarter of 2012.
Without the charges described above, the group's operating margins were up slightly in the second quarter and first half of 2013.
Outlook
We expect the Combat Systems group’s full-year revenues in 2013 to be down nearly 15 percent from 2012 given order delays from the first half to the second half of 2013, with operating margins in the mid-14 percent range.
MARINE SYSTEMS

Three Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$1,653	$1,759	$106	6.4%
Operating earnings	183	178	(5)	(2.7)%
Operating margins	11.1%	10.1%

Six Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$3,258	$3,385	$127	3.9%
Operating earnings	368	337	(31)	(8.4)%
Operating margins	11.3%	10.0%
Operating Results

Revenues increased in the Marine Systems group in the second quarter and first half of 2013 compared with the prior-year periods. The increase consisted of the following:

	Second Quarter	Six Months
Navy ship construction	$(28)	$(117)
Navy ship engineering, repair and other services	131	227
Commercial ship construction	3	17
Total increase	$106	$127
The group’s U.S. Navy ship construction programs currently include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and Mobile Landing Platform (MLP) auxiliary support ships. The decrease in 2013 construction revenues is due to the completion of the T-AKE combat-logistics ship program in late 2012 and lower volume on the DDG-1000 destroyer program due to less material purchases. Offsetting these decreases, revenues increased on the Virginia-class program due to over $95 of additional volume in the second quarter of 2013 as the Block II contract nears completion.
Revenues were higher on engineering and repair programs for the Navy in 2013 driven by increased submarine overhaul and repair work and the acquisition of an East Coast surface-ship repair yard in the second half of 2012.
Operating margins decreased in 2013 due to the completion of the mature, higher-margin T-AKE program in 2012.
Outlook
We expect the Marine Systems group’s 2013 full-year revenues to remain near 2012 levels. Operating margins are expected to be in the mid- to high-9 percent range in 2013.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$2,528	$2,550	$22	0.9%
Operating earnings	226	198	(28)	(12.4)%
Operating margins	8.9%	7.8%

Six Months Ended	July 1, 2012	June 30, 2013	Variance
Revenues	$4,968	$4,997	$29	0.6%
Operating earnings	444	383	(61)	(13.7)%
Operating margins	8.9%	7.7%
Operating Results
The Information Systems and Technology group’s revenues increased slightly in the second quarter and first half of 2013 compared with the prior-year periods. The increase consisted of the following:

	Second Quarter	Six Months
Mobile communication systems	$4	$(7)
Information technology (IT) solutions and mission support services	59	97
Intelligence, surveillance and reconnaissance (ISR) systems	(41)	(61)
Total increase	$22	$29
The increase in revenues in the IT services business in the second quarter and first six months of 2013 was driven by higher volume on programs to provide IT infrastructure services to commercial wireless providers and increased sales to several U.S. government customers.
Revenues decreased in 2013 across the ISR systems business driven by lower defense spending and a slower than expected transition to follow-on work on several contracts.
Operating margins decreased in 2013 compared with the prior-year periods due to an unfavorable program mix in our mobile communication systems business, poor performance in our United Kingdom business and growth in lower-margin IT services. We have consolidated our U.K. business into our North American mobile communication systems business. This consolidation was effected to improve operating and financial performance of the business over time.
Outlook
We expect 2013 full-year revenues in the Information Systems and Technology group to be down approximately 2 percent from 2012 with operating margins approaching 8 percent as productivity improvements continue to take hold and we experience a positive mix shift to some of our higher-margin legacy programs.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $23 in the second quarter of 2013 compared with $18 in the second quarter of 2012 and $45 in the first half of 2013 compared with $35 in the 2012 period. We expect 2013 full-year Corporate operating costs of approximately $90.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $49.4 billion on June 30, 2013, up 2 percent from $48.5 billion at the end of the first quarter of 2013. Our backlog does not include work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. On June 30, 2013, estimated potential contract value was $27.7 billion, up 10 percent from $25.2 billion at the end of first quarter of 2013.
The following table details the backlog and the estimated potential contract value of each business group at the end of the first and second quarters of 2013:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	March 31, 2013
Aerospace	$15,029	$197	$15,226	$—	$15,226
Combat Systems	6,677	1,180	7,857	3,038	10,895
Marine Systems	12,551	3,108	15,659	2,324	17,983
Information Systems and Technology	8,158	1,551	9,709	19,811	29,520
Total	$42,415	$6,036	$48,451	$25,173	$73,624

	June 30, 2013
Aerospace	$14,480	$183	$14,663	$—	$14,663
Combat Systems	5,915	1,129	7,044	3,025	10,069
Marine Systems	12,771	5,149	17,920	3,900	21,820
Information Systems and Technology	7,943	1,856	9,799	20,788	30,587
Total	$41,109	$8,317	$49,426	$27,713	$77,139

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services.
The group ended the second quarter of 2013 with $14.7 billion of backlog, down from $15.2 billion at the end of the first quarter of 2013 as we deliver on our G650 backlog. Orders were up significantly from the prior-year period and steady compared with the first quarter of 2013, and included demand for products across our portfolio. There were no customer defaults in the second quarter for the first time since 2008.

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
Total backlog in our defense groups was $34.8 billion on June 30, 2013, up 5 percent from the first quarter of 2013, driven primarily by the Marine Systems group. Our defense groups each received notable contract awards in the quarter.
Combat Systems awards included the following:

•	$180 from the U.S. Army to extend the Technology Development (TD) phase of the Army's Ground Combat Vehicle (GCV) program by six months.

•	The production of 100 EAGLE V vehicles for Germany, with an option for 76 additional vehicles.
Marine Systems awards included the following:

•	$2.8 billion from the U.S. Navy for construction of four DDG-51 ships, with an option for a fifth ship.

•	$210 from the Navy for long-lead material for three Virginia-class submarines under Block IV of the program.

•	The design and construction of four product carriers for an affiliate of American Petroleum Tankers, with options to build four additional ships.
Information Systems and Technology awards included the following:

•	$560 from the Centers for Medicare and Medicaid Services for contact-center services, including the 1-800-MEDICARE program.

•	$80 from the Navy for support of the Trident missile D5 life-extension program, which extends the life of existing missiles by replacing and upgrading obsolete components.

•	$65 from the Centers for Medicare and Medicaid Services for infrastructure support.

•	$60 for the Army's Warfighter Field Operations Customer Support (FOCUS) program to provide support for live, virtual and constructive training operations.

•	$60 from the Army for ruggedized computing equipment under the Common Hardware Systems-4 (CHS-4) program.

•	$60 from the Army for the production and support of the Prophet Enhanced signals intelligence system.

•	$60 from the U.S. Air Force for networking and computing products and support under the Network-Centric Solutions (NETCENTS) program.

•	$55 from the Army under the Warfighter Information Network-Tactical (WIN-T) program for equipment and support services.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2013 with a cash balance of $3.8 billion, up from $3.3 billion at the end of 2012. Our net debt, defined as debt less cash and equivalents and marketable securities, was $151 at the end of the second quarter of 2013, down $462 from the end of 2012. The following is a discussion of our major operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first half of 2012 and 2013.
OPERATING ACTIVITIES
We generated cash from operating activities of $1.1 billion in the first half of 2013 compared with $1.2 billion in the same period in 2012. The primary driver of cash flows in both periods was net earnings offset in part by growth in operating working capital (OWC). The increase in OWC in the first half of 2013 is largely due to timing of contract activity and payments and, consistent with historical experience, is expected to largely reverse by the end of the year. Cash from operating activities in the first six months of 2013 also includes approximately $140 of contributions to our pension plans compared with $100 in the first six months of 2012.
As discussed further in Note L to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. Recently, the government and the contractors have initiated discussions that could, if successful, lead to a settlement of this longstanding dispute. If a settlement is not reached and, contrary to our expectations, the default termination ultimately is sustained and the government prevails on its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract plus interest. Interest was approximately $1.6 billion on June 30, 2013. If this were the outcome, we would owe half of the total, or approximately $1.5 billion pretax. Our after-tax cash obligation would be approximately $745. We believe we have sufficient resources, including access to capital markets, to pay such an obligation if required.
INVESTING ACTIVITIES
We used $164 for investing activities in the first six months of 2013 compared with $506 in the same period in 2012. The primary use of cash for investing activities in 2013 was capital expenditures. We expect capital expenditures of approximately 2 percent of anticipated revenues in 2013, as work on Gulfstream’s Savannah, Georgia, facilities expansion project announced in 2010 continues.
FINANCING ACTIVITIES
Cash used for financing activities was $455 in the first six months of 2013 compared with $806 in the same period in 2012. Our financing activities include payment of dividends and repurchases of common stock.
On March 6, 2013, our board of directors declared an increased quarterly dividend of $0.56 per share – the 16th consecutive annual increase. The board had increased the quarterly dividend to $0.51 per share in March 2012. While we made a second quarter dividend payment, we did not pay any dividends in the first three months of 2013 because we paid our first quarter 2013 dividend payment in December 2012.
In the first half of 2013, we repurchased 7.6 million of our outstanding shares on the open market at an average price of $77 per share. As 1.3 million of these shares did not settle until July 2013, an associated cash outflow of $100 will be reported as a financing activity in the third quarter of 2013. On June 30, 2013, approximately 3.2 million shares remain authorized by our board of directors for repurchase, about 1 percent of our total shares outstanding. We repurchased 9.1 million shares at an average price of $66 per share in the first six months of 2012.
We had no commercial paper outstanding on June 30, 2013. We have $2 billion in bank credit facilities that remain available. These include a new $1 billion facility expiring in July 2018 that replaces a facility that expired in July 2013 and a $1 billion facility expiring in 2016. These facilities provide backup liquidity to our commercial paper program. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. We also have an effective shelf registration on file with the Securities and Exchange Commission. We have no material repayments of long-term debt expected until 2015. See Note G to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.
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
Our free cash flow from operations for the first six months of 2013 was $915, or 76 percent of net earnings, compared with $1 billion and 86 percent for the same period in 2012. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statements of Cash Flows:

Six Months Ended	July 1, 2012	June 30, 2013
Net cash provided by operating activities	$1,203	$1,083
Capital expenditures	(176)	(168)
Free cash flow from operations	$1,027	$915
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	100%	89%
Free cash flow from operations	86%	76%
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the quarterly impact of revisions in contract estimates totaled $90 ($0.17) and $158 ($0.30) for the three- and six-month periods ended July 1, 2012, and $83 ($0.15) and $191 ($0.35) for the three- and six-month periods ended June 30, 2013, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first six months of 2013.

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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on June 30, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on June 30, 2013, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our second quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
Pursuant to Share Buyback Program
4/1/13-4/28/13	—	$—	—	9,862,253
4/29/13-5/26/13	1,760,000	$76.98	1,760,000	8,102,253
5/27/13-6/30/13	4,858,300	$77.76	4,858,300	3,243,953
Total	6,618,300	$77.55

We did not make any unregistered sales of equity in the second quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
Kimberly A. Kuryea
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: July 24, 2013