Form 10-Q
period 2013-09-29
GENERAL DYNAMICS CORP
filed 2013-10-23
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
352,198,231 shares of the registrant’s common stock, $1 par value per share, were outstanding on September 29, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	September 30, 2012	September 29, 2013
Revenues:
Products	$4,967	$4,796
Services	2,967	3,000
	7,934	7,796
Operating costs and expenses:
Products	4,012	3,742
Services	2,507	2,591
General and administrative (G&A)	510	506
	7,029	6,839
Operating earnings	905	957
Interest, net	(39)	(22)
Other, net	(3)	5
Earnings before income taxes	863	940
Provision for income taxes, net	263	289
Net earnings	$600	$651

Earnings per share
Basic	$1.71	$1.86
Diluted	$1.70	$1.84
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	September 30, 2012	September 29, 2013
Revenues:
Products	$14,672	$14,132
Services	8,763	8,979
	23,435	23,111
Operating costs and expenses:
Products	11,712	11,108
Services	7,418	7,702
G&A	1,570	1,537
	20,700	20,347
Operating earnings	2,735	2,764
Interest, net	(115)	(63)
Other, net	(8)	6
Earnings before income taxes	2,612	2,707
Provision for income taxes, net	814	845
Net earnings	$1,798	$1,862

Earnings per share
Basic	$5.08	$5.31
Diluted	$5.04	$5.27
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Net earnings	$600	$651	$1,798	$1,862
Gains (losses) on cash flow hedges	7	12	(34)	—
Unrealized gains on securities	5	—	7	7
Foreign currency translation adjustments	129	152	91	(92)
Change in retirement plans' funded status	56	95	177	299
Other comprehensive income before tax	197	259	241	214
Provision for income tax, net	52	39	86	108
Other comprehensive income, net of tax	145	220	155	106
Comprehensive income	$745	$871	$1,953	$1,968
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

		(Unaudited)
(Dollars in millions)	December 31, 2012	September 29, 2013
ASSETS
Current assets:
Cash and equivalents	$3,296	$4,065
Accounts receivable	4,204	4,365
Contracts in process	4,964	5,113
Inventories	2,776	2,986
Other current assets	504	589
Total current assets	15,744	17,118
Noncurrent assets:
Property, plant and equipment, net	3,403	3,365
Intangible assets, net	1,383	1,248
Goodwill	12,048	12,008
Other assets	1,731	1,732
Total noncurrent assets	18,565	18,353
Total assets	$34,309	$35,471
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,469	$2,443
Customer advances and deposits	6,042	6,266
Other current liabilities	3,109	3,356
Total current liabilities	11,620	12,065
Noncurrent liabilities:
Long-term debt	3,908	3,908
Other liabilities	7,391	6,893
Commitments and contingencies (See Note L)
Total noncurrent liabilities	11,299	10,801
Shareholders' equity:
Common stock	482	482
Surplus	1,988	2,161
Retained earnings	17,860	19,131
Treasury stock	(6,165)	(6,500)
Accumulated other comprehensive loss	(2,775)	(2,669)
Total shareholders' equity	11,390	12,605
Total liabilities and shareholders' equity	$34,309	$35,471
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	September 30, 2012	September 29, 2013
Cash flows from operating activities:
Net earnings	$1,798	$1,862
Adjustments to reconcile net earnings to net cash provided by operating activities –
Depreciation of property, plant and equipment	286	288
Amortization of intangible assets	172	127
Stock-based compensation expense	104	90
Excess tax benefit from stock-based compensation	(24)	(19)
Deferred income tax provision	53	47
(Increase) decrease in assets, net of effects of business acquisitions –
Accounts receivable	139	(166)
Contracts in process	91	(119)
Inventories	(340)	(218)
Increase (decrease) in liabilities, net of effects of business acquisitions –
Accounts payable	(368)	(26)
Customer advances and deposits	257	16
Other current liabilities	(105)	(167)
Other, net	(156)	(165)
Net cash provided by operating activities	1,907	1,550
Cash flows from investing activities:
Capital expenditures	(286)	(271)
Business acquisitions, net of cash acquired	(426)	(1)
Other, net	44	56
Net cash used by investing activities	(668)	(216)
Cash flows from financing activities:
Purchases of common stock	(602)	(696)
Proceeds from option exercises	121	484
Dividends paid	(533)	(394)
Other, net	2	46
Net cash used by financing activities	(1,012)	(560)
Net cash used by discontinued operations	(2)	(5)
Net increase in cash and equivalents	225	769
Cash and equivalents at beginning of period	2,649	3,296
Cash and equivalents at end of period	$2,874	$4,065
Supplemental cash flow information:
Cash payments for:
Income taxes	$805	$713
Interest	$135	$66
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended September 29, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended September 30, 2012, and September 29, 2013.
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
We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a diluted per-share basis) from the favorable impact of revisions in contract estimates totaled $45 ($0.09) and $203 ($0.39) for the three- and nine-month periods ended September 30, 2012, and $105 ($0.19) and $296 ($0.54) for the three- and nine-month periods ended September 29, 2013, respectively. While no revisions on any one contract were material to our unaudited Consolidated Financial Statements in the third quarter and first nine months of 2013, the amounts increased from 2012 largely due to improved performance in the Combat Systems group.
Subsequent Events. We have evaluated material events and transactions that have occurred after the balance sheet date and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
We did not acquire any businesses in the first nine months of 2013. In 2012, we acquired seven businesses for an aggregate of $444, funded by cash on hand, including six in the first nine months of 2012 for an aggregate of $426.

The changes in the carrying amount of goodwill by reporting unit for the nine months ended
September 29, 2013, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2012 (a)	$2,697	$2,961	$290	$6,100	$12,048
Acquisitions (b)	—	2	(1)	1	2
Other (c)	10	(39)	—	(13)	(42)
September 29, 2013	$2,707	$2,924	$289	$6,088	$12,008

(a)	Goodwill on December 31, 2012, in the Information Systems and Technology reporting unit is net of $1,994 of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2012			September 29, 2013
Contract and program intangible assets*	$2,066	$(1,165)	$901	$2,069	$(1,271)	$798
Trade names and trademarks	494	(87)	407	500	(99)	401
Technology and software	180	(108)	72	160	(114)	46
Other intangible assets	175	(172)	3	166	(163)	3
Total intangible assets	$2,915	$(1,532)	$1,383	$2,895	$(1,647)	$1,248
* Consists of acquired backlog and probable follow-on work and related customer relationships.
Amortization expense was $57 and $172 for the three- and nine-month periods ended September 30, 2012, and $38 and $127 for the three- and nine-month periods ended September 29, 2013, respectively. We expect to record amortization expense of $165 in 2013.

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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Basic weighted average shares outstanding	350,470	349,337	354,168	350,774
Dilutive effect of stock options and restricted stock/RSUs*	2,356	3,581	2,351	2,348
Diluted weighted average shares outstanding	352,826	352,918	356,519	353,122
* Excludes the following outstanding options to purchase shares of common stock because the effect of including these options would be antidilutive: 2012 - 23,777 and 2013 - 10,992.

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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2012, or September 29, 2013, except for long-lived assets that were impaired in December 2012, including goodwill in our Information Systems and Technology business group.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2012, and September 29, 2013, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2012
Other investments	$150	$150	$96	$54
Derivatives	22	22	—	22
Long-term debt, including current portion	(3,909)	(3,966)	—	(3,966)

	September 29, 2013
Other investments	$142	$142	$100	$42
Derivatives	14	14	—	14
Long-term debt, including current portion	(3,936)	(3,800)	—	(3,800)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2012, or September 29, 2013.

E. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31, 2012	September 29, 2013
Contract costs and estimated profits	$8,162	$8,479
Other contract costs	1,089	1,174
	9,251	9,653
Advances and progress payments	(4,287)	(4,540)
Total contracts in process	$4,964	$5,113
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

	December 31, 2012	September 29, 2013
Work in process	$1,518	$1,674
Raw materials	1,109	1,200
Finished goods	69	60
Pre-owned aircraft	80	52
Total inventories	$2,776	$2,986

G. DEBT
Debt consisted of the following:

		December 31, 2012	September 29, 2013
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$500	$500
July 2016	2.250%	500	500
November 2017	1.000%	895	895
July 2021	3.875%	499	499
November 2022	2.250%	990	991
November 2042	3.600%	498	498
Other	Various	27	53
Total debt		3,909	3,936
Less current portion		1	28
Long-term debt		$3,908	$3,908
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries (see Note O for condensed consolidating financial statements). We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
While we had no commercial paper outstanding on September 29, 2013, we issued approximately $500 of commercial paper subsequent to the end of the quarter to bolster liquidity in the current business environment. We have $2 billion in committed bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2016 and a $1 billion multi-year facility expiring in July 2018 that replaces a facility that expired in July 2013. These facilities are required by the rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $280 in committed bank credit facilities to provide backup liquidity to our European businesses.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on September 29, 2013.

H. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	December 31, 2012	September 29, 2013
Salaries and wages	$835	$765
Workers' compensation	578	520
Retirement benefits	318	326
Deferred income taxes	173	343
Other (a)	1,205	1,402
Total other current liabilities	$3,109	$3,356

Retirement benefits	$5,671	$5,292
Customer deposits on commercial contracts	849	680
Deferred income taxes	144	131
Other (b)	727	790
Total other liabilities	$7,391	$6,893
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation.

The increase in the September 29, 2013, other current liabilities amount is primarily due to $198 of dividends payable. We did not have any dividends payable on December 31, 2012, because we paid our first quarter 2013 dividend in December 2012. The decrease in the September 29, 2013, noncurrent retirement benefits amount is primarily due to over $500 of contributions to our pension plans in 2013.

I. INCOME TAXES
Deferred Tax Assets. Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	December 31, 2012	September 29, 2013
Current deferred tax asset	$44	$36
Current deferred tax liability	(173)	(343)
Noncurrent deferred tax asset	1,251	1,240
Noncurrent deferred tax liability	(144)	(131)
Net deferred tax asset	$978	$802
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

Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on September 29, 2013, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

J. SHAREHOLDERS' EQUITY
Dividends per Share. Dividends declared per share were $0.51 and $1.53 for the three- and nine-month periods ended September 30, 2012, and $0.56 and $1.68 for the three- and nine-month periods ended September 29, 2013. Cash dividends paid were $180 and $533 for the three- and nine-month periods ended September 30, 2012, and $196 and $394 for the three- and nine-month periods ended September 29, 2013. We did not pay any dividends in the first three months of 2013 because we paid our first quarter 2013 dividend in December 2012.
Other Comprehensive Income. The tax effect for each component of other comprehensive income (OCI) consisted of the following:

	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Three Months Ended	September 30, 2012			September 29, 2013
Gains on cash flow hedges	$7	$(3)	$4	$12	$(3)	$9
Unrealized gains (losses) on securities	5	(2)	3	—	—	—
Foreign currency translation adjustments	129	(27)	102	152	(2)	150
Change in retirement plans' funded status	56	(20)	36	95	(34)	61
Other comprehensive income	$197	$(52)	$145	$259	$(39)	$220

	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Nine Months Ended	September 30, 2012			September 29, 2013
Losses on cash flow hedges	$(34)	$4	$(30)	$—	$1	$1
Unrealized gains on securities	7	(2)	5	7	(2)	5
Foreign currency translation adjustments	91	(28)	63	(92)	1	(91)
Change in retirement plans' funded status	177	(60)	117	299	(108)	191
Other comprehensive income	$241	$(86)	$155	$214	$(108)	$106
The changes, net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2012	$6	$7	$1,092	$(3,880)	$(2,775)
OCI before reclassifications	10	5	(91)	(3)	(79)
Amounts reclassified from AOCL	(9)	—	—	194	185
Other comprehensive income	1	5	(91)	191	106
Balance, September 29, 2013	$7	$12	$1,001	$(3,689)	$(2,669)

Significant amounts reclassified out of each component of AOCL consisted of the following:

Nine Months Ended September 29, 2013	Amount Reclassified from AOCL	Consolidated Statement of Earnings Line Item
Losses on cash flow hedges of foreign exchange contracts	$(14)	Operating costs and expenses
	5	Tax benefit
	(9)
Changes in retirement plans' funded status
Recognized net actuarial loss	336	*
Amortization of prior service credit	(40)	*
	(102)	Tax expense
	194
Total reclassifications, net of tax	$185
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

Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On September 29, 2013, we held $4.1 billion in cash and equivalents, but held no marketable securities.
Hedging Activities. We had $2.5 billion in notional forward exchange contracts outstanding on December 31, 2012, and $2 billion on September 29, 2013. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
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
Net gains and losses recognized in earnings and OCI, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and nine-month periods ended September 30, 2012, and September 29, 2013. We do not expect the amount of gains and losses in OCI that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2012, or September 29, 2013.
Foreign Currency Financial Statement Translation. We translate foreign-currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCI.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended September 30, 2012, or September 29, 2013. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three months or nine months of either 2012 or 2013.

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
In May 2007, the trial court issued a decision upholding the government’s determination of default. This decision was affirmed by a three-judge panel of the appeals court in June 2009, and in November 2009 the court of appeals denied the contractors’ petitions for rehearing. In September 2010, the U.S. Supreme Court granted the contractors’ petitions for review as to whether the government could maintain its default claim against the contractors while invoking the state-secrets privilege to deny the contractors a defense to that claim.
In May 2011, the U.S. Supreme Court vacated the judgment of the court of appeals, stating that the contractors had a plausible superior knowledge defense that had been stripped from them as a consequence of the government’s assertion of the state-secrets privilege. In particular, the U.S. Supreme Court held that, in that circumstance, neither party can obtain judicial relief.
In addition, the U.S. Supreme Court remanded the case to the court of appeals for further proceedings on whether the government has an obligation to share its superior knowledge with respect to highly classified information, whether the government has such an obligation when the agreement specifies information that must be shared (as was the case with respect to the A-12 contract), and whether these questions can safely be litigated by the courts without endangering state secrets. In July 2011, the appeals court remanded these issues to the trial court for further proceedings consistent with the U.S. Supreme Court’s opinion. These issues remain to be resolved on remand.
The government and the contractors are now pursuing efforts that could, if successful, finally and fully settle this longstanding dispute. A written settlement agreement between the contractors and the Navy has been signed that provides for in-kind consideration to be provided by the contractors in exchange for dismissal of the case. Under the settlement agreement we would provide a credit to the Navy in the amount of $198 toward the design, construction and delivery of portions of a ship in the DDG-1000 program. The settlement agreement is contingent largely upon approval by Congress of legislation that would authorize the Navy to receive and retain payment in-kind for the settlement. If the legislation is ultimately not adopted by Congress, the settlement agreement will become null and void. We do not know the timing of any potential Congressional action to adopt the legislation, and the case is stayed pending Congressional action.
If settlement efforts are not successful and the case proceeds, we believe that the lower courts will ultimately rule in the contractors’ favor on the remaining issues in the case. We expect this would leave all parties where they stood prior to the contracting officer’s declaration of default, meaning that no money would be due from one party to another. Additionally, even if the lower courts were to sustain the government’s default claim, we continue to believe that there are significant legal obstacles to the government’s ability to collect any amount from the contractors given that no court has ever awarded a money judgment to the government. For these reasons, we have not recorded an accrual for this matter.
If, contrary to our expectations, a settlement is not reached and the government prevails on its default claim and its recovery theories, the contractors could collectively be required to repay the government, on a joint and several basis, as much as $1.4 billion for progress payments received for the A-12 contract plus interest. Interest was approximately $1.6 billion on September 29, 2013. This would result in a liability to us of half of the total (based upon The Boeing Company satisfying McDonnell Douglas’ obligations under the contract), or approximately $1.5 billion pretax. Our after-tax charge would be approximately $840, or $2.38 per share, which would be recorded in discontinued operations. Our after-tax cash cost would be approximately $745. We believe we have sufficient resources to satisfy our obligation if required.

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
Other
Portugal Program. In 2012, the Portuguese Ministry of National Defense notified our Combat Systems group's European Land Systems business that it was terminating the contract to provide 260 Pandur vehicles based on an alleged breach of contract. Subsequently, the customer drew $75 from bank guarantees for the contract. We have asserted that we are not in breach of the contract and that the termination of the contract was invalid, and we are currently in arbitration with the customer. Given the uncertainty of receiving further payments, we reserved the receivables and contracts in process balances and accrued an estimate of the remaining costs related to the close-out of the contract, totaling $258 in 2012. As of September 29, 2013, approximately $195 of bank guarantees relating to the program and its related offset requirements remained outstanding. The bank guarantees could be drawn upon by the customer through 2014 and, therefore, have a possible impact on our future operating results and cash flows.
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.8 billion on September 29, 2013. In addition, from time to time in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended September 30, 2012, and September 29, 2013, were as follows:

Nine Months Ended	September 30, 2012	September 29, 2013
Beginning balance	$293	$319
Warranty expense	60	84
Payments	(47)	(51)
Adjustments*	(5)	(4)
Ending balance	$301	$348
* Includes reclassifications.

M. RETIREMENT PLANS
We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.
Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three- and nine-month periods ended September 30, 2012, and September 29, 2013, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Service cost	$71	$80	$3	$4
Interest cost	131	124	15	13
Expected return on plan assets	(147)	(148)	(7)	(7)
Recognized net actuarial loss	66	106	2	6
Amortization of prior service (credit) cost	(11)	(16)	2	2
Net periodic cost	$110	$146	$15	$18

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Service cost	$213	$240	$9	$12
Interest cost	393	372	43	39
Expected return on plan assets	(441)	(444)	(22)	(21)
Recognized net actuarial loss	198	318	7	18
Amortization of prior service (credit) cost	(33)	(46)	6	6
Net periodic cost	$330	$440	$43	$54
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
In late 2011, changes were made to the CAS to harmonize the regulations with the Pension Protection Act of 2006. As a result, pension costs allocable to our contracts are expected to increase beginning in 2014 when the impact of the CAS regulations begins to take effect. For certain contracts awarded prior to February 27, 2012, we are entitled to recovery of these additional pension costs. We submitted REAs of approximately $165 for these contracts in 2012. These REAs remain outstanding on September 29, 2013, and are subject to negotiation with our customer, the U.S. Department of Defense.

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
Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Aerospace	$1,836	$2,152	$261	$369
Combat Systems	1,956	1,367	274	224
Marine Systems	1,670	1,697	186	170
Information Systems and Technology	2,472	2,580	201	216
Corporate*	—	—	(17)	(22)
	$7,934	$7,796	$905	$957

	Revenues		Operating Earnings
Nine Months Ended	September 30, 2012	September 29, 2013	September 30, 2012	September 29, 2013
Aerospace	$5,051	$5,983	$789	$1,068
Combat Systems	6,016	4,469	799	657
Marine Systems	4,928	5,082	554	507
Information Systems and Technology	7,440	7,577	645	599
Corporate*	—	—	(52)	(67)
	$23,435	$23,111	$2,735	$2,764
*Corporate operating results primarily consist of stock option expense.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended September 30, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,684	$1,250	$—	$7,934
Cost of sales	(7)	5,476	1,050	—	6,519
G&A	22	388	100	—	510
Operating earnings	(15)	820	100	—	905
Interest, net	(38)	(2)	1	—	(39)
Other, net	(2)	1	(2)	—	(3)
Earnings before income taxes	(55)	819	99	—	863
Provision for income taxes	(12)	244	31	—	263
Equity in net earnings of subsidiaries	643	—	—	(643)	—
Net earnings	$600	$575	$68	$(643)	$600
Comprehensive income	$745	$577	$170	$(747)	$745
Three Months Ended September 29, 2013
Revenues	$—	$6,924	$872	$—	$7,796
Cost of sales	3	5,628	702	—	6,333
G&A	19	410	77	—	506
Operating earnings	(22)	886	93	—	957
Interest, net	(21)	(1)	—	—	(22)
Other, net	1	2	2	—	5
Earnings before income taxes	(42)	887	95	—	940
Provision for income taxes	(15)	291	13	—	289
Equity in net earnings of subsidiaries	678	—	—	(678)	—
Net earnings	$651	$596	$82	$(678)	$651
Comprehensive income	$871	$610	$235	$(845)	$871

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Nine Months Ended September 30, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$19,485	$3,950	$—	$23,435
Cost of sales	(16)	15,834	3,312	—	19,130
G&A	66	1,196	308	—	1,570
Operating earnings	(50)	2,455	330	—	2,735
Interest, net	(118)	1	2	—	(115)
Other, net	—	(5)	(3)	—	(8)
Earnings before income taxes	(168)	2,451	329	—	2,612
Provision for income taxes	(74)	790	98	—	814
Equity in net earnings of subsidiaries	1,892	—	—	(1,892)	—
Net earnings	$1,798	$1,661	$231	$(1,892)	$1,798
Comprehensive income	$1,953	$1,659	$273	$(1,932)	$1,953
Nine Months Ended September 29, 2013
Revenues	$—	$20,244	$2,867	$—	$23,111
Cost of sales	11	16,454	2,345	—	18,810
G&A	56	1,229	252	—	1,537
Operating earnings	(67)	2,561	270	—	2,764
Interest, net	(68)	3	2	—	(63)
Other, net	1	1	4	—	6
Earnings before income taxes	(134)	2,565	276	—	2,707
Provision for income taxes	(35)	804	76	—	845
Equity in net earnings of subsidiaries	1,961	—	—	(1,961)	—
Net earnings	$1,862	$1,761	$200	$(1,961)	$1,862
Comprehensive income	$1,968	$1,794	$94	$(1,888)	$1,968

O. CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,248	$—	$1,048	$—	$3,296
Accounts receivable	—	1,254	2,950	—	4,204
Contracts in process	439	3,199	1,326	—	4,964
Inventories
Work in process	—	1,507	11	—	1,518
Raw materials	—	1,020	89	—	1,109
Finished goods	—	32	37	—	69
Pre-owned aircraft	—	80	—	—	80
Other current assets	45	249	210	—	504
Total current assets	2,732	7,341	5,671	—	15,744
Noncurrent assets:
Property, plant and equipment	155	5,556	1,292	—	7,003
Accumulated depreciation of PP&E	(56)	(2,850)	(694)	—	(3,600)
Intangible assets	—	1,693	1,222	—	2,915
Accumulated amortization of intangible assets	—	(1,068)	(464)	—	(1,532)
Goodwill	—	7,661	4,387	—	12,048
Other assets	700	738	328	(35)	1,731
Investment in subsidiaries	33,324	—	—	(33,324)	—
Total noncurrent assets	34,123	11,730	6,071	(33,359)	18,565
Total assets	$36,855	$19,071	$11,742	$(33,359)	$34,309
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,052	$2,990	$—	$6,042
Other current liabilities	394	3,743	1,441	—	5,578
Total current liabilities	394	6,795	4,431	—	11,620
Noncurrent liabilities:
Long-term debt	3,881	27	—	—	3,908
Other liabilities	4,121	2,704	566	—	7,391
Total noncurrent liabilities	8,002	2,731	566	—	11,299
Intercompany	17,069	(17,388)	319	—	—
Shareholders' equity:
Common stock	482	6	44	(50)	482
Other shareholders' equity	10,908	26,927	6,382	(33,309)	10,908
Total shareholders' equity	11,390	26,933	6,426	(33,359)	11,390
Total liabilities and shareholders' equity	$36,855	$19,071	$11,742	$(33,359)	$34,309

O. CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

September 29, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$3,057	$—	$1,008	$—	$4,065
Accounts receivable	—	1,408	2,957	—	4,365
Contracts in process	572	3,193	1,348	—	5,113
Inventories
Work in process	—	1,663	11	—	1,674
Raw materials	—	1,105	95	—	1,200
Finished goods	—	26	34	—	60
Pre-owned aircraft	—	52	—	—	52
Other current assets	52	329	208	—	589
Total current assets	3,681	7,776	5,661	—	17,118
Noncurrent assets:
Property, plant and equipment	156	5,738	1,312	—	7,206
Accumulated depreciation of PP&E	(62)	(3,019)	(760)	—	(3,841)
Intangible assets	—	1,675	1,220	—	2,895
Accumulated amortization of intangible assets	—	(1,144)	(503)	—	(1,647)
Goodwill	—	7,661	4,347	—	12,008
Other assets	650	717	331	34	1,732
Investment in subsidiaries	35,366	—	—	(35,366)	—
Total noncurrent assets	36,110	11,628	5,947	(35,332)	18,353
Total assets	$39,791	$19,404	$11,608	$(35,332)	$35,471
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,245	$3,021	$—	$6,266
Other current liabilities	778	3,832	1,189	—	5,799
Total current liabilities	778	7,077	4,210	—	12,065
Noncurrent liabilities:
Long-term debt	3,883	25	—	—	3,908
Other liabilities	3,721	2,591	581	—	6,893
Total noncurrent liabilities	7,604	2,616	581	—	10,801
Intercompany	18,804	(19,116)	312	—	—
Shareholders' equity:
Common stock	482	6	44	(50)	482
Other shareholders' equity	12,123	28,821	6,461	(35,282)	12,123
Total shareholders' equity	12,605	28,827	6,505	(35,332)	12,605
Total liabilities and shareholders' equity	$39,791	$19,404	$11,608	$(35,332)	$35,471

O. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(523)	$2,275	$155	$—	$1,907
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(101)	(299)	(26)	—	(426)
Capital expenditures	(1)	(251)	(34)	—	(286)
Purchases of held-to-maturity securities	(260)	—	—	—	(260)
Sales of held-to-maturity securities	211	—	—	—	211
Purchases of available-for-sale securities	(140)	(61)	—	—	(201)
Other, net	233	61	—	—	294
Net cash used by investing activities	(58)	(550)	(60)	—	(668)
Cash flows from financing activities:
Purchases of common stock	(602)	—	—	—	(602)
Dividends paid	(533)	—	—	—	(533)
Proceeds from option exercises	121	—	—	—	121
Other, net	24	(20)	(2)	—	2
Net cash used by financing activities	(990)	(20)	(2)	—	(1,012)
Net cash used by discontinued operations	(2)	—	—	—	(2)
Cash sweep/funding by parent	2,030	(1,705)	(325)	—	—
Net increase in cash and equivalents	457	—	(232)	—	225
Cash and equivalents at beginning of period	1,530	—	1,119	—	2,649
Cash and equivalents at end of period	$1,987	$—	$887	$—	$2,874
Nine Months Ended September 29, 2013
Net cash provided by operating activities	$(445)	$1,983	$12	$—	$1,550
Net cash used by investing activities	1	(188)	(29)	—	(216)
Cash flows from financing activities:
Purchases of common stock	(696)	—	—	—	(696)
Proceeds from option exercises	484	—	—	—	484
Dividends paid	(394)	—	—	—	(394)
Other, net	19	—	27	—	46
Net cash used by financing activities	(587)	—	27	—	(560)
Net cash used by discontinued operations	(5)	—	—	—	(5)
Cash sweep/funding by parent	1,845	(1,795)	(50)	—	—
Net decrease in cash and equivalents	809	—	(40)	—	769
Cash and equivalents at beginning of period	2,248	—	1,048	—	3,296
Cash and equivalents at end of period	$3,057	$—	$1,008	$—	$4,065

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding; and communications systems and information technology. We operate through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. Our primary customers are the U.S. government, including the Department of Defense (DoD), intelligence community and other U.S. government customers; international governments; and a wide range of corporate and individual customers for business jets. We operate in two primary markets, defense and business aviation, with the majority of our revenues from contracts with the U.S. government. The following discussion should be read in conjunction with our 2012 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

DEFENSE BUSINESS ENVIRONMENT

Over the past several years, U.S. defense spending has been reduced. The Budget Control Act of 2011 (BCA) mandated a $487 billion, or approximately 8 percent, reduction to previously-planned defense funding over the next decade. In addition, if the Congress did not identify a means to reduce the U.S. deficit by $1.2 trillion, the BCA included a sequester mechanism that imposed additional defense cuts of $500 billion, or approximately 9 percent, over nine years starting in fiscal year (FY) 2013. Because these means were not identified, the sequester mechanism took effect on March 1, 2013.
When the U.S. government's new fiscal year began on October 1, 2013, the President's FY 2014 budget request had not been approved by the Congress. Subsequently, following a 16 day partial U.S. government shutdown (the shutdown), a continuing resolution (CR), which prescribes defense funding at prior-year levels of $497 billion, including $37 billion of sequestration cuts, was approved through January 15, 2014. If the Congress does not approve a FY 2014 budget and a second CR is not approved by that date, the government may again shut down. It is unclear how and to what extent any additional BCA-related cuts would be applied to a second FY 2014 CR or a FY 2014 appropriation.
Our financial outlook for our defense business (Combat Systems, Marine Systems and Information Systems and Technology) assumes the current CR is in effect during our fourth calendar quarter, which, if executed by the DoD in accordance with past practice, should not have a material impact on our operating results. Additionally, our outlook does not reflect any lingering impacts from the shutdown, which could impact a few of our businesses.

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

CONSOLIDATED OVERVIEW

Three Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$7,934	$7,796	$(138)	(1.7)%
Operating costs and expenses	7,029	6,839	(190)	(2.7)%
Operating earnings	905	957	52	5.7%
Operating margins	11.4%	12.3%
Nine Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$23,435	$23,111	$(324)	(1.4)%
Operating costs and expenses	20,700	20,347	(353)	(1.7)%
Operating earnings	2,735	2,764	29	1.1%
Operating margins	11.7%	12.0%
Our revenues and operating costs were down slightly in 2013 compared with the prior-year periods driven by lower volume in our Combat Systems business. This decrease was largely offset by increased aircraft deliveries in our Aerospace group and higher volume in the Marine Systems and Information Systems and Technology groups. Operating margins were up in 2013 compared with the prior-year periods due to improved performance in the Aerospace and Combat Systems groups.
PRODUCT REVENUES AND OPERATING COSTS

Three Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$4,967	$4,796	$(171)	(3.4)%
Operating costs	4,012	3,742	(270)	(6.7)%
Nine Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$14,672	$14,132	$(540)	(3.7)%
Operating costs	11,712	11,108	(604)	(5.2)%

Product revenues were lower in the third quarter and the first nine months of 2013 compared with the prior-year periods. The decrease consisted of the following:

	Third Quarter	Nine Months
Military vehicle production	$(414)	$(1,107)
Weapons systems and munitions production	(149)	(349)
Aircraft manufacturing, outfitting and completions	218	808
Other, net	174	108
Total decrease	$(171)	$(540)
In 2013, U.S. and European military vehicle production decreased on several programs, including the U.S. Stryker, Abrams and Mine-Resistant, Ambush-Protected (MRAP) programs and several international Duro and Eagle wheeled vehicle programs. Weapons systems revenues decreased due to lower U.S. Army spending on axles, Hydra-70 rockets, guns and ammunition. Offsetting these decreases, aircraft manufacturing, outfitting and completions revenues increased due to additional deliveries of the new G650 and G280 aircraft.
Product operating costs were lower in the third quarter and first nine months of 2013 compared with the prior-year periods. As shown below, the decrease in product operating costs was primarily due to lower volume. Other changes, net include $25 of previously-reported reductions in the value of our ruggedized hardware inventory in the third quarter of 2012. No other changes were individually significant.

	Third Quarter	Nine Months
Primary changes due to volume:
Military vehicle production	$(365)	$(948)
Weapons systems and munitions production	(121)	(272)
Aircraft manufacturing, outfitting and completions	140	583
	(346)	(637)
Other changes, net	76	33
Total decrease	$(270)	$(604)

SERVICE REVENUES AND OPERATING COSTS

Three Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$2,967	$3,000	$33	1.1%
Operating costs	2,507	2,591	84	3.4%
Nine Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$8,763	$8,979	$216	2.5%
Operating costs	7,418	7,702	284	3.8%

Service revenues were higher in the third quarter and first nine months of 2013 compared with the prior-year periods. The increase consisted of the following:

	Third Quarter	Nine Months
Ship engineering and repair	$(2)	$225
Other, net	35	(9)
Total increase	$33	$216
Ship engineering and repair revenues increased in the first nine months of 2013 due to increased submarine overhaul and repair work and the acquisition of an East Coast surface-ship repair yard in the third quarter of 2012.
Service operating costs increased in the third quarter and first nine months of 2013 compared with the prior-year periods. As shown below, the increase in service operating costs was primarily due to higher volume. Other changes, net include $20 of restructuring-related charges in 2013 at our United Kingdom business in the Information Systems and Technology group, including $11 in the third quarter, associated with the consolidation of this business into our North American mobile communication systems business. No other changes were individually significant.

	Third Quarter	Nine Months
Ship engineering and repair volume	$(4)	$207
Other changes, net	88	77
Total increase	$84	$284

OTHER INFORMATION
G&A Expenses
As a percentage of revenues, G&A expenses were 6.7 percent in the first nine months of 2012 and 2013. We expect full-year G&A expenses as a percent of revenues to approximate the first nine months of 2013.
Interest, Net
Net interest expense in the first nine months of 2013 was $63 compared with $115 in the same period in 2012. The decrease in interest expense results from our debt refinancing completed in December 2012 that lowered the weighted-average interest rate on our outstanding debt from 3.9 percent to 2.2 percent. We expect full-year 2013 net interest expense to be approximately $85.
Effective Tax Rate
Our effective tax rate for the first nine months of 2012 and 2013 was 31.2 percent. We anticipate a full-year 2013 effective tax rate in the mid-31 percent range.

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
AEROSPACE

Three Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$1,836	$2,152	$316	17.2%
Operating earnings	261	369	108	41.4%
Operating margin	14.2%	17.1%

Gulfstream aircraft deliveries (in units):
Green	34	34	—	—%
Outfitted	17	38	21	123.5%
Nine Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$5,051	$5,983	$932	18.5%
Operating earnings	789	1,068	279	35.4%
Operating margin	15.6%	17.9%

Gulfstream aircraft deliveries (in units):
Green	88	99	11	12.5%
Outfitted	57	103	46	80.7%
Operating Results
The Aerospace group’s revenues increased in the third quarter and first nine months of 2013 compared with the prior-year periods. The increase consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$218	$808
Aircraft services	41	(17)
Pre-owned aircraft	57	141
Total increase	$316	$932
Aircraft manufacturing, outfitting and completions revenues include the manufacture and outfitting of Gulfstream business-jet aircraft as well as completions of aircraft produced by other OEMs. Aircraft manufacturing, outfitting and completions revenues increased primarily due to additional deliveries of the new G650 and G280 aircraft.

While aircraft services revenues increased in the third quarter of 2013 compared to the prior-year period, aircraft services revenues were slightly lower in the first nine months of 2013 due to the sale of three European-based maintenance facilities in the fourth quarter of 2012.
Pre-owned aircraft sales increased in 2013 as we sold four aircraft in the third quarter and nine in the first nine months of 2013 as compared to one aircraft in the same periods in 2012.
The group's operating earnings increased in the third quarter and first nine months of 2013 compared with 2012. The increase consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$104	$280
Aircraft services	6	14
Pre-owned aircraft	—	(4)
G&A/other expenses	(2)	(11)
Total increase	$108	$279
Aircraft manufacturing, outfitting and completions earnings increased in 2013 primarily due to the increase in aircraft deliveries discussed above. The Aerospace group's operating margins increased 290 basis points in the third quarter and 230 basis points in the first nine months of 2013 compared with the prior-year periods primarily due to top-line growth of higher-margin aircraft manufacturing, outfitting and completions revenues.
Outlook
With continued strong deliveries of Gulfstream aircraft, we expect an increase of approximately 17 percent in the group’s full-year revenues in 2013 compared with 2012, consistent with the first nine months of 2013. Full-year operating margins for the group are expected to be in the low-17 percent range.
COMBAT SYSTEMS

Three Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$1,956	$1,367	$(589)	(30.1)%
Operating earnings	274	224	(50)	(18.2)%
Operating margins	14.0%	16.4%
Nine Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$6,016	$4,469	$(1,547)	(25.7)%
Operating earnings	799	657	(142)	(17.8)%
Operating margins	13.3%	14.7%
Operating Results
Revenues decreased in the Combat Systems group in the third quarter and first nine months of 2013 compared with the prior-year periods. The decrease consisted of the following:

	Third Quarter	Nine Months
U.S. military vehicles	$(364)	$(1,026)
Weapon systems and munitions	(152)	(352)
European military vehicles	(73)	(169)
Total decrease	$(589)	$(1,547)
In 2013, revenues were down across the group as a result of decreased U.S. Army spending. This impacted programs for combat vehicles, including Stryker, Abrams and MRAP, and weapons systems and munitions, including axles, Hydra-70 rockets, guns and ammunition. In addition, revenues in the group’s European military vehicle business were down primarily due to final vehicle deliveries in 2012 under several legacy Duro and Eagle wheeled vehicle contracts for the Swiss and German governments.
In response to decreased customer spending and to align our businesses with anticipated future demand, we have undertaken cost reduction initiatives throughout the group, including headcount reductions, restructurings and consolidation activities. As an example, we reduced headcount by over 20 percent in our U.S. military vehicles and European military vehicles businesses during the first nine months of 2013. Additionally, in the second quarter of 2013, we announced the consolidation of our weapons systems business into our munitions business. Our actions are intended to help us remain competitively positioned for the future while creating opportunities for margin improvement.
The Combat Systems group's operating margins increased 240 basis points in the third quarter and 140 basis points in the first nine months of 2013 compared with the prior-year periods due to improved performance in our U.S. military vehicles business and the favorable impact of cost savings associated with restructuring and consolidation activities executed in our European military vehicles business. In addition, operating results in the first quarter of 2012 include the negative impact of $67 of previously-reported out-of-period adjustments in our European military vehicles business.
Outlook
We expect the Combat Systems group’s full-year revenues in 2013 to be down nearly 20 percent from 2012 given lower U.S. Army spending and delays in international orders, which were expected earlier in the year and are now anticipated in the fourth quarter of 2013. We expect operating margins in the mid-14 percent range.
MARINE SYSTEMS

Three Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$1,670	$1,697	$27	1.6%
Operating earnings	186	170	(16)	(8.6)%
Operating margins	11.1%	10.0%

Nine Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$4,928	$5,082	$154	3.1%
Operating earnings	554	507	(47)	(8.5)%
Operating margins	11.2%	10.0%

Operating Results
The Marine Systems group’s revenues increased in the third quarter and first nine months of 2013 compared with the prior-year periods. The increase consisted of the following:

	Third Quarter	Nine Months
Navy ship construction	$(15)	$(132)
Navy ship engineering, repair and other services	(2)	225
Commercial ship construction	44	61
Total increase	$27	$154
The group’s U.S. Navy ship construction programs currently include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and Mobile Landing Platform (MLP) auxiliary support ships. The decrease in 2013 construction revenues is due to the completion of the T-AKE combat-logistics ship program in late 2012 and lower volume on the DDG-1000 destroyer program as the first ship nears completion. Offsetting these decreases, revenues increased on the Virginia-class program, primarily due to long-lead materials for the initial boats under the next block of submarines, and increased activity on the DDG-51 destroyer program, particularly in the third quarter of 2013, following the multi-ship award in the second quarter of 2013.
While revenues on engineering and repair programs for the Navy were steady in the third quarter of 2013 compared to the prior-year period, revenues increased in the first nine months of 2013 due to increased submarine overhaul and repair work and the acquisition of an East Coast surface-ship repair yard in the third quarter of 2012.
Commercial ship construction revenues increased as work commenced in 2013 on two contracts for Jones Act ships secured in late 2012 and the second quarter of 2013, respectively.
Operating margins decreased in 2013 due to the completion of the mature, higher-margin T-AKE program in 2012.
Outlook
We expect the Marine Systems group’s 2013 full-year revenues to remain near 2012 levels. Operating margins are expected to be in the high-9 percent range in 2013.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$2,472	$2,580	$108	4.4%
Operating earnings	201	216	15	7.5%
Operating margins	8.1%	8.4%

Nine Months Ended	September 30, 2012	September 29, 2013	Variance
Revenues	$7,440	$7,577	$137	1.8%
Operating earnings	645	599	(46)	(7.1)%
Operating margins	8.7%	7.9%

Operating Results
The Information Systems and Technology group’s revenues increased in the third quarter and first nine months of 2013 compared with the prior-year periods. The increase consisted of the following:

	Third Quarter	Nine Months
Mobile communication systems	$105	$99
Information technology (IT) solutions and mission support services	45	141
Intelligence, surveillance and reconnaissance (ISR) systems	(42)	(103)
Total increase	$108	$137
Revenues increased in 2013 in the mobile communication systems business due to higher volume on key programs that received significant production awards late in 2012 or the first half of 2013, including the Warfighter Information Network - Tactical (WIN-T), Handheld, Manpack and Small Form-Fit (HMS) and Common Hardware Systems-4 (CHS-4) programs.
Revenues increased in 2013 in the IT services business. The business has added over 6,000 employees throughout the year to meet commercial wireless customers' accelerated schedules for IT infrastructure services and to start work under a contract to provide contact-center services for the Centers for Medicare & Medicaid Services.
Revenues decreased in 2013 across the ISR systems business driven by lower U.S. defense spending and a related slower-than-expected transition to follow-on work.
The Information Systems and Technology group's operating margins increased 30 basis points in the third quarter, but decreased 80 basis points in the first nine months of 2013 compared with the prior-year periods. Operating results in 2012 and 2013 include the following discrete charges in our mobile communication systems business:

•	2012 - $25 of previously-reported reductions in the value of our ruggedized hardware inventory in the third quarter; and

•
2013 - $20 of restructuring-related charges, including $11 in the third quarter, associated with an ongoing alignment of the U.K. business with anticipated demand, including consolidating the business into our North American business.

Without the charges described above, the group's operating margins were impacted in both periods due to growth in lower-margin IT services and poor operating performance in our U.K. business. However, margins have increased during each quarter of 2013 due to improvement in overall operating performance in our non-services U.S.-based businesses.
Outlook
We expect 2013 full-year revenues in the Information Systems and Technology group to be slightly lower than 2012 with operating margins in the high-7 percent range.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $22 in the third quarter of 2013 compared with $17 in the third quarter of 2012 and $67 in the first nine months of 2013 compared with $52 in the 2012 period. We expect 2013 full-year Corporate operating costs of approximately $90.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $47.9 billion on September 29, 2013 compared with $49.4 billion at the end of the second quarter of 2013. Our backlog does not include work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. On September 29, 2013, estimated potential contract value was $27.4 billion compared with $27.7 billion at the end of second quarter of 2013.
The following table details the backlog and the estimated potential contract value of each business group at the end of the second and third quarters of 2013:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	June 30, 2013
Aerospace	$14,480	$183	$14,663	$—	$14,663
Combat Systems	5,915	1,129	7,044	3,025	10,069
Marine Systems	12,771	5,149	17,920	3,900	21,820
Information Systems and Technology	7,943	1,856	9,799	20,788	30,587
Total	$41,109	$8,317	$49,426	$27,713	$77,139

	September 29, 2013
Aerospace	$13,653	$170	$13,823	$—	$13,823
Combat Systems	6,164	954	7,118	3,622	10,740
Marine Systems	12,228	5,337	17,565	3,389	20,954
Information Systems and Technology	7,950	1,485	9,435	20,433	29,868
Total	$39,995	$7,946	$47,941	$27,444	$75,385

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services.
The group ended the third quarter of 2013 with $13.8 billion of backlog, down from $14.7 billion at the end of the second quarter of 2013 as we deliver on our G650 backlog. Orders in the quarter were down slightly compared with the prior-year period and steady from the first and second quarters of 2013. In the first nine months of 2013, orders were up nearly 15 percent compared to the prior-year period.

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

Total backlog in our defense groups was $34.1 billion on September 29, 2013 compared with $34.8 billion at the end of the second quarter of 2013. While backlog decreased from the second quarter, our defense groups each received notable contract awards during the quarter.
Combat Systems awards included the following:

•	$200 from the U.S. Army under the Stryker wheeled armored vehicle program for the production of 66 double-V-hulled vehicles and for contractor logistics support.

•	$185 from the Army for the production of Hydra-70 rockets and M2A1 machine gun barrel kits.

•	$150 from the Army under a foreign military sales contract to convert Abrams tanks to the Saudi M1A2S configuration for the Kingdom of Saudi Arabia.

•	$35 from the U.K. Ministry of Defence for the production of 24 Foxhound light tactical vehicles.
Marine Systems awards included the following:

•	$280 from the U.S. Navy for repair and maintenance services on four LHA- and LHD-class ships.

•	$210 from the Navy for the design and construction of a steel deckhouse and hangar and construction of the aft Peripheral Vertical Launching System (PVLS) modules on the third DDG-1000 destroyer.

•	$55 from the Navy for moored training ship platforms.

•	The design and construction of two product carriers from Seabulk Tankers, Inc.
Information Systems and Technology awards included the following:

•	$140 from the Army under the WIN-T program for equipment and support services.

•	$90 from the Army for ruggedized computing equipment under the CHS-4 program.

•	$75 from the U.S. Department of State to provide supply chain management services.

•	$65 for the Army's Warfighter Field Operations Customer Support (FOCUS) program to provide support for live, virtual and constructive training operations.

•
One of 17 awards to provide cyber security services to the U.S. Department of Homeland Security and other government agencies through a General Services Administration blanket purchase agreement. The agreement has a maximum potential value of $6 billion over five years among all awardees.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2013 with a cash balance of $4.1 billion, up from $3.3 billion at the end of 2012. Our net cash, defined as cash and equivalents less debt, was $129 at the end of the third quarter of 2013, up $742 from the end of 2012. The following is a discussion of our major operating, investing and financing activities, as classified on the Consolidated Statement of Cash Flows, in the first nine months of 2012 and 2013.

OPERATING ACTIVITIES
We generated cash from operating activities of $1.6 billion in the first nine months of 2013 compared with $1.9 billion in the same period in 2012. The primary driver of cash flows in both periods was net earnings offset in part by growth in operating working capital (OWC). The increase in OWC in the first nine months of 2013 is largely due to timing of contract activity and payments. Cash from operating activities in the first nine months of 2013 also includes over $500 of contributions to our pension plans compared with $430 in the first nine months of 2012.
As discussed further in Note L to the unaudited Consolidated Financial Statements, litigation on the A-12 program termination has been ongoing since 1991. Recently, the government and the contractors have signed a settlement agreement that provides for in-kind consideration to be provided in exchange for dismissal of the case. If, contrary to our expectations, a settlement is not reached and the government prevails on its default claim and its recovery theories, we, along with The Boeing Company, could collectively be required to repay the U.S. government as much as $1.4 billion for progress payments received for the A-12 contract plus interest. Interest was approximately $1.6 billion on September 29, 2013. If this were the outcome, we would owe half of the total, or approximately $1.5 billion pretax. Our after-tax cash obligation would be approximately $745. We believe we have sufficient resources, including access to capital markets, to pay such an obligation if required.
INVESTING ACTIVITIES
We used $216 for investing activities in the first nine months of 2013 compared with $668 in the same period in 2012. The primary use of cash for investing activities in 2013 was capital expenditures. We expect capital expenditures of approximately 2 percent of anticipated revenues in 2013, as work continues on Gulfstream’s Savannah, Georgia, facilities expansion project announced in 2010.
FINANCING ACTIVITIES
Cash used for financing activities was $560 in the first nine months of 2013 compared with $1 billion in the same period in 2012. Our financing activities include payment of dividends and repurchases of common stock. Net cash from financing activities also includes proceeds received from stock option exercises.
On March 6, 2013, our board of directors declared an increased quarterly dividend of $0.56 per share – the 16th consecutive annual increase. The board had increased the quarterly dividend to $0.51 per share in March 2012. While we made second and third quarter dividend payments, we did not pay any dividends in the first three months of 2013 because we paid our first quarter 2013 dividend payment in December 2012.
In the first nine months of 2013, we repurchased 9.2 million of our outstanding shares on the open market at an average price of $78 per share. As 0.2 million of these shares did not cash settle until October 2013, the associated cash outflow of $22 will be reported as a financing activity in the fourth quarter of 2013. On October 2, 2013, with 1.4 million shares remaining under a prior authorization, the board of directors authorized management to repurchase 10 million shares of common stock on the open market, approximately 3 percent of our total shares outstanding. We repurchased 9.1 million shares at an average price of $66 per share in the first nine months of 2012.
While we had no commercial paper outstanding on September 29, 2013, we issued approximately $500 of commercial paper subsequent to the end of the quarter to bolster liquidity in the current business environment. We have $2 billion in bank credit facilities that remain available. These include a new $1 billion facility expiring in July 2018 that replaces a facility that expired in July 2013 and a $1 billion facility expiring in 2016. These facilities provide backup liquidity to our commercial paper program. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. We also have an effective shelf registration on file with the Securities and Exchange Commission. We have no material repayments of long-term debt expected until 2015. See Note G to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.
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
Our free cash flow from operations for the first nine months of 2013 was $1.3 billion, or 69 percent of net earnings, compared with $1.6 billion and 90 percent for the same period in 2012. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statements of Cash Flows:

Nine Months Ended	September 30, 2012	September 29, 2013
Net cash provided by operating activities	$1,907	$1,550
Capital expenditures	(286)	(271)
Free cash flow from operations	$1,621	$1,279
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	106%	83%
Free cash flow from operations	90%	69%
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the quarterly impact of revisions in contract estimates totaled $45 ($0.09) and $203 ($0.39) for the three- and nine-month periods ended September 30, 2012, and $105 (($0.19)) and $296 (($0.54)) for the three- and nine-month periods ended September 29, 2013, respectively. While no revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first nine months of 2013, the amounts increased from 2012 largely due to improved performance in the Combat Systems group.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on September 29, 2013. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on September 29, 2013, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “should,” “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, operating margins, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-

looking statements due to a variety of factors, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K. These factors include, without limitation:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our third quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
Pursuant to Share Buyback Program
7/1/13-7/28/13	—	$—	—	3,243,953
7/29/13-8/25/13	—	$—	—	3,243,953
8/26/13-9/29/13	1,562,621	$85.73	1,562,621	1,681,332
Total	1,562,621	$85.73

We did not make any unregistered sales of equity in the third quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
Kimberly A. Kuryea
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: October 23, 2013