Form 10-K
period 2013-12-31
GENERAL DYNAMICS CORP
filed 2014-02-07
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
Large Accelerated Filer ✓ Accelerated Filer __ Non-Accelerated Filer __ Smaller Reporting Company ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $25,984,413,270 as of June 30, 2013 (based on the closing price of the shares on the New York Stock Exchange).
342,250,398 shares of the registrant’s common stock, $1 par value per share, were outstanding on January 26, 2014.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2014 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW
General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding; and communication and information technology systems and solutions. Our management team delivers shareholder returns through disciplined execution of backlog, efficient cash-flow conversion and prudent capital deployment. We manage costs, undertake continuous-improvement initiatives and collaborate across our businesses to achieve our goals of maximizing earnings and cash and returning value to our shareholders.
Incorporated in Delaware in 1952, General Dynamics grew organically and through acquisitions until the early 1990s when we sold nearly all of our divisions except Electric Boat and Land Systems. Starting in the mid-1990s, we began expanding by acquiring combat vehicle-related businesses, additional shipyards, information technology product and service companies and Gulfstream Aerospace Corporation. Since 1995, we have acquired and integrated more than 65 businesses to strengthen and complement our business portfolio.
We operate globally through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. For selected financial information regarding each of our business groups, see Note Q to the Consolidated Financial Statements in Item 8.
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
The Gulfstream product line includes aircraft across a spectrum of price and performance options in the large- and mid-cabin business-jet market. The varying ranges, speeds and cabin dimensions are well-suited to the needs of a diverse and global customer base. The large-cabin models are manufactured at Gulfstream’s headquarters in Savannah, Georgia, while the mid-cabin models are constructed by an international partner. All models are outfitted in the group’s U.S. facilities.
The two newest aircraft in the Gulfstream family, the ultra-large-cabin, ultra-high-speed G650 and the super-mid-size G280, have exceeded original performance expectations since their entry into service in 2012. The G650 has the longest range, fastest speed, largest cabin and most advanced cockpit in the Gulfstream fleet and defines a completely new segment at the top of the business-jet market. The National Aeronautic Association recognized the G650 for setting a new record for the fastest west-bound around-the-world flight in the civilian non-supersonic class of aircraft. The G650 has also set more than 35 city-pair speed records. The G280 offers the longest range at the fastest speed in its class and has set more than 30 city-pair speed records.

Demand for Gulfstream aircraft remains strong across geographic regions and customer types with orders from public and private companies as well as individuals. Additionally, Gulfstream remains a leading provider of aircraft for governments and militaries around the world, with aircraft operated by approximately 40 nations. These government aircraft are used for head-of-state and executive transportation and a variety of special-mission applications, including aerial reconnaissance, maritime surveillance and weather research.
We are committed to returns-based investment in research and development (R&D) activities that enable the introduction of new products and first-to-market enhancements that broaden customer choice, improve aircraft performance and set new standards for customer safety, comfort and in-flight productivity. Gulfstream’s aircraft are designed to minimize lifecycle costs while maximizing the commonality of parts among the various models. Current product-enhancement and development efforts include initiatives in advanced avionics, composites, biofuels, flight-control systems, acoustics, cabin technologies and enhanced vision systems. Recent innovations include a state-of-the-art cabin management system designed for the G650, and now available on other Gulfstream aircraft. This system gives passengers control of the aircraft cabin systems through a handheld device synched to a particular seat on the aircraft. Each passenger can easily control his own environment, including lighting, temperature and entertainment equipment. We also offer several service and support applications including the PlaneBook application, which provides pilots easy and immediate digital access to critical flight information and aircraft-specific documents.
A multi-year facilities project at our Savannah campus is scheduled to continue through 2017. This expansion includes constructing new facilities and renovating existing infrastructure. This effort follows a multi-year project that established a purpose-built G650 manufacturing facility, increased aircraft-service capacity, improved the group’s customer sales and design center and created a state-of-the-art paint facility.
Gulfstream offers an extensive company-owned product support organization with service professionals located around the globe. The service network for Gulfstream aircraft continues to evolve to address the demands of the growing international customer base. We operate 10 company-owned service centers, maintain 14 authorized warranty centers and maintenance facilities on six continents, and offer on-call Gulfstream aircraft technicians ready to deploy for urgent customer-service requirements in the Americas. This commitment to superior product support continues to receive industry recognition, including the number-one ranking for the 11th consecutive year in the annual Aviation International News Product Support Survey, as well as the top ranking in the annual Professional Pilot Survey.
Jet Aviation augments our Aerospace portfolio by providing custom, complex completions of single- and double-aisle aircraft that require advanced engineering, design and manufacturing capabilities. Jet Aviation also provides completions for business-jet customers. In addition, Jet Aviation provides superior maintenance, repair, aircraft management and FBO services to a broad global customer base. We operate more than 25 facilities worldwide and continue to enhance our service network and capabilities.
A market leader in the business-aviation industry, the Aerospace group remains focused on developing innovative first-to-market technologies and products; providing exemplary and timely service to customers globally; and driving efficiencies and reducing costs in the aircraft production, outfitting and service processes.
Revenues for the Aerospace group were 19 percent of our consolidated revenues in 2011, 22 percent in 2012 and 26 percent in 2013. Revenues by major products and services were as follows:

Year Ended December 31	2011	2012	2013
Aircraft manufacturing, outfitting and completions	$4,400	$5,317	$6,378
Aircraft services	1,521	1,491	1,530
Pre-owned aircraft	77	104	210
Total Aerospace	$5,998	$6,912	$8,118
COMBAT SYSTEMS
Our Combat Systems group is a global leader in systems engineering, spanning design, development, manufacture and support of tracked and wheeled military vehicles, weapons systems and munitions for the United States and its allies. The group’s product lines include:

•	wheeled combat and tactical vehicles,

•	main battle tanks and tracked combat vehicles,

•	munitions and armaments,

•	axle and drivetrain components and aftermarket parts, and

•	support and sustainment services.
We have a mature and diverse portfolio of franchise products that deliver core capabilities to domestic and international customers. We pursue continuous process improvements and other cost-reduction initiatives to improve our productivity and operating performance. We apply our design and engineering expertise to develop improvements that advance the utility, safety and effectiveness of our products.
The portfolio of platforms in our U.S. military vehicles business includes the Stryker wheeled combat vehicle, the Abrams main battle tank and the Buffalo route clearance vehicle. These vehicles are fundamental to military warfighting capabilities and offer continuing opportunities for upgrades and modernization to meet evolving requirements.
The Stryker has proven itself a versatile combat vehicle, supporting numerous missions for more than 10 years. The group developed a double-V-hulled Stryker to further improve soldier protection from improvised explosive devices (IEDs). Nearly 780 double-V-hulled vehicles representing two Stryker brigades have been delivered to the U.S. Army since 2011. In late 2013, the group received a contract to field the first 96 of 341 vehicles in a third Stryker brigade by 2017.
We continue to support the Army’s evolving needs for main battle tanks with technology upgrades to the Abrams, such as the System Enhancement Package (SEP), which provides a digital platform with an enhanced command-and-control system, second-generation thermal sights and improved armor. In September 2013, we conducted a preliminary design review with the Army under a five-year development contract that provides opportunities for fleet-wide vehicle modernization.
The group’s portfolio of tactical vehicles is at the forefront of blast- and ballistic-protected technologies, designed to protect vehicle occupants from landmines, hostile fire and IEDs. The Buffalo vehicle is a recognized leader in route clearance missions and has been fielded to several North American and European countries. We have delivered approximately 5,600 RG-31 and Cougar vehicles to the U.S. military under the Mine-Resistant, Ambush Protected (MRAP) vehicle program. This installed base has led to subsequent modernization programs, as well as support and sustainment services. Further, the group entered the light mobility vehicle market with two key U.S. Special Operations Command vehicle awards in 2013 for the Ground Mobility Vehicle (GMV) and the Internally-Transportable Vehicle (ITV) programs.
Beyond these long-term programs, we have opportunities associated with the refurbishment of battle-damaged vehicles and the replacement of equipment that has reached the end of its service life. As the sole provider of Abrams tanks and Stryker and Buffalo vehicles, Combat Systems is the primary contractor for the maintenance, repair and reset of these vehicles.
By leveraging the expertise gained from our incumbency on current engineering and production programs, we are well-positioned to participate in next-generation U.S. combat vehicle development programs. In addition to the Abrams and Stryker modernization efforts, we have a contract for the design and development phase of the Army’s new infantry fighting vehicle, the Ground Combat Vehicle (GCV). The group is also positioning itself for future work on the Amphibious Combat Vehicle (ACV), the cornerstone of the U.S. Marine Corps’ future amphibious-assault requirements, and the Army’s Armored Multi-Purpose Vehicle (AMPV) program, a replacement for the M113 family of vehicles.
As a result of the demonstrated success of our U.S. military vehicles, we have cultivated continued international demand. The group’s U.S. exports include Abrams tanks and light armored vehicles (LAVs) for U.S. allies around the world. For the U.K. Ministry of Defence (MoD), we are producing the Foxhound armored vehicle and developing the Specialist Vehicle (SV). Under the SV program, the U.K. MoD plans to acquire 589 vehicles with four variants. We have also generated significant opportunities in countries where we have operations. We are modernizing approximately 600 LAV III combat vehicles for the Canadian government, as well as providing long-term support to all Canadian LAV vehicles. The group’s European operations offer a broad range of products, including military vehicles, amphibious bridge systems and artillery systems for customers at home and abroad. Key platforms include the Leopard tank, the Pizarro and ASCOD tracked infantry vehicles, the Duro and Eagle wheeled vehicles, and the Piranha and Pandur wheeled armored vehicles.
Complementing these combat-vehicle offerings are Combat Systems’ weapons systems and munitions programs. For ground forces, the group manufactures reactive vehicle armor, M2 heavy machine guns, and MK19 and MK47 grenade launchers. For airborne platforms, the group produces weapons for U.S. and foreign fighter aircraft, including high-speed Gatling guns for all U.S. fixed-wing military aircraft. We are also a global manufacturer and supplier of composite aircraft and ground equipment components and highly engineered axles, suspensions, brakes and aftermarket parts for a variety of military and commercial customers.
Our munitions portfolio covers the full breadth of naval, air and ground forces applications across all calibers and weapons platforms for the U.S. government and its allies. The group holds leading munitions supply positions for products such as Hydra-70 rockets, large-caliber tank ammunition, medium-caliber ammunition, mortar and artillery projectiles, tactical missile aerostructures and high-performance warheads, military propellants, and conventional bombs and bomb cases.
The Combat Systems group continues to emphasize operational execution and business optimization initiatives to drive cost reductions as the group delivers on its backlog. In response to decreased customer spending, the group has undertaken restructuring activities to ensure we remain competitively positioned for the future. In an environment of dynamic threats and evolving customer needs, the group remains agile and focused on innovation, affordability and speed-to-market to deliver on our current programs and to secure new opportunities.
Revenues for the Combat Systems group were 27 percent of our consolidated revenues in 2011, 25 percent in 2012 and 20 percent in 2013. Revenues by major products and services were as follows:

Year Ended December 31	2011	2012	2013
Wheeled combat vehicles	$4,220	$3,930	$2,709
Munitions and armaments	2,054	1,950	1,761
Tanks and tracked vehicles	1,159	792	595
Engineering and development	397	516	553
Drivetrain components and other	997	804	502
Total Combat Systems	$8,827	$7,992	$6,120
MARINE SYSTEMS
Our Marine Systems group designs, builds and supports submarines and surface ships. We are one of two primary shipbuilders for the U.S. Navy. The group’s diverse portfolio of platforms and capabilities includes:

•	nuclear-powered submarines,

•	surface combatants,

•	auxiliary and combat-logistics ships,

•	commercial Jones Act ships,

•	design and engineering support, and

•	overhaul, repair and lifecycle support services.
Our work for the Navy includes the construction of new ships and the design and development of next-generation platforms to help meet evolving missions and maintain desired fleet size. More than 95 percent of the group’s revenues are for major Navy ship-construction programs awarded under large, multi-ship contracts that span several years. These programs include Virginia-class nuclear-powered submarines, Arleigh Burke-class (DDG-51) and Zumwalt-class (DDG-1000) guided-missile destroyers, and Mobile Landing Platform (MLP) auxiliary support ships.
The Virginia-class submarine includes capabilities for open-ocean and littoral missions. These stealthy boats are well-suited for a variety of global assignments, including intelligence gathering, special-operations missions and sea-based missile launch. The Virginia-class program includes 30 submarines, which the customer is procuring in multi-boat blocks. The group has delivered 10 of 18 boats under contract in conjunction with an industry partner that shares in the construction. The remaining eight boats under contract are scheduled for delivery through 2018. We received advanced funding in 2013 for long-lead materials for submarines in the next block of the program and anticipate being awarded a construction contract in 2014.
We are the lead designer and producer of DDG-51s, managing the design, modernization and lifecycle support of these ships. As the only active destroyer in the Navy’s global surface fleet, DDG-51s are multi-mission combatants that offer defense against a wide range of threats, including ballistic missiles. We currently have construction contracts for six DDG-51s, including four awarded in 2013, scheduled for delivery through 2022, as well as an option for an additional ship.
The group is also building the three ships planned for the DDG-1000 destroyer program. These ships are equipped with numerous technological enhancements, including a low radar profile, an integrated power system and advanced gun systems that provide a three-fold increase in range over current naval surface weapons. Deliveries of the ships are scheduled for 2015, 2016 and 2018. The first ship in the program is nearly 90 percent complete.
The group’s MLP auxiliary support ship serves as a floating transfer station, improving the Navy’s ability to deliver equipment and cargo to areas without adequate port access. In 2013, the group delivered the first ship in the program, and construction is underway on the remaining two ships, scheduled for delivery in 2014 and 2015. The Navy’s long-term shipbuilding plan includes procurement of a fourth ship in 2014. The third and fourth ships will be configured as Afloat Forward Staging Bases (AFSB), designed to facilitate a variety of missions in support of special operations, providing significant new capabilities to the customer.
We are also developing new technologies and naval platforms in conjunction with our customers. These design and engineering efforts include the development of the next-generation ballistic-missile submarine to replace the Ohio class of ballistic-missile submarines. In conjunction with these efforts, the group is leading the design of the Common Missile Compartment under joint development for the U.S. Navy and the U.K. Royal Navy.
In addition, Marine Systems provides comprehensive ship and submarine overhaul, repair and lifecycle support services to extend the service life and maximize the value of these ships. Our surface-ship repair operations include a full-service maintenance and repair shipyard on the West Coast and repair shipyards on the East Coast. We also provide extensive submarine repair services in a variety of U.S. locations. In support of allied navies, we offer program management, planning, engineering and design support for submarine and surface-ship construction programs. We also operate ships for the U.S. Military Sealift Command and commercial customers.
Marine Systems has the proven capability to design and produce ships for commercial customers to meet the Jones Act requirement that ships carrying cargo between U.S. ports be built in U.S. shipyards. We currently have construction contracts for nine ships, including seven secured in 2013, scheduled for delivery through 2017. We anticipate that the age of the Jones Act fleet and environmental regulations that impose more stringent emission control limits will continue to provide additional commercial shipbuilding opportunities.
To further the group’s goals of operating efficiency, technological innovation, affordability for the customer and continuous improvement, we make strategic investments in our business, often in cooperation with the Navy and local governments. In addition, Marine Systems leverages its design and engineering expertise across its shipyards to improve program execution and generate cost savings. This knowledge-sharing enables the group to use resources more efficiently and drive process improvements. We are well-positioned to continue to fulfill the ship-construction and support requirements of our customers.
Revenues for the Marine Systems group were 20 percent of our consolidated revenues in 2011 and 21 percent in 2012 and 2013. Revenues by major products and services were as follows:

Year Ended December 31	2011	2012	2013
Nuclear-powered submarines	$3,696	$3,601	$3,697
Surface combatants	1,191	1,152	1,139
Auxiliary and commercial ships	930	746	499
Repair and other services	814	1,093	1,377
Total Marine Systems	$6,631	$6,592	$6,712
INFORMATION SYSTEMS AND TECHNOLOGY
Our Information Systems and Technology group is a three-part portfolio providing technologies, products and services that address a wide range of military, federal/civilian and commercial information-system needs. We provide full-spectrum support for product design, development, integration, production and sustainment in:

•	secure mobile communication systems;

•	information technology (IT) solutions and mission support services; and

•	intelligence, surveillance and reconnaissance (ISR), naval control systems and cyber security solutions.

Secure mobile communication systems – We design, integrate and manufacture secure communication and command-and-control systems and operational hardware for customers in the U.S. Department of Defense (DoD), the intelligence community, federal/civilian and public safety agencies, and for international customers. Our leadership in this market results from decades of domain expertise, incumbency on priority programs and continuous innovation to deliver technologies that meet our customers’ needs. These solutions include:

•	fixed and mobile radio and satellite communication systems and antenna technologies;

•	information assurance and encryption, products, systems and services;

•	command-and-control systems; and

•	broadband networking.
We improve our customers’ ability to communicate, collaborate and access vital information. For example, we are the prime contractor for the Army’s top modernization priority, the Warfighter Information Network-Tactical (WIN-T), a mobile battlefield communication network that provides soldiers secure, high-speed, high-capacity voice, data and video communications. We are responsible for the design, engineering, integration, production, program management and support of this network.
We are also the prime contractor on many of the Army’s core tactical radio programs, including the AN/PRC-154A Rifleman and AN/PRC-155 two-channel Manpack radios. These products give soldiers secure mobile voice, video and data communications capabilities, similar to those available through commercial cellular networks. The Army has purchased more than 26,000 of these radios from us and plans to competitively procure more than 240,000. We deliver similar communications and information-sharing benefits to federal/civilian customers, including air traffic controller radios to the Federal Aviation Administration (FAA).
Information Systems and Technology also provides many of these capabilities to non-U.S. public agencies and commercial customers. For the Canadian Department of National Defence, we developed, deployed and continue to support the Canadian Army’s fully integrated, secure combat voice and data network. We leveraged this experience to deliver the U.K. MoD’s Bowman tactical communication system for which we provide ongoing support and capability upgrades.
IT solutions and mission support services – We design, build and operate large-scale secure IT networks and systems and provide professional and technical services and solutions to the U.S. defense and intelligence communities; to the Departments of Homeland Security and Health and Human Services, and other federal/civilian agencies; and to commercial and international customers. We specialize in:

•	secure wireless and wire-line networks, enterprise infrastructure, network operations and maintenance;

•	health IT solutions and services;

•	large-scale data center optimization and modernization; and

•	mission operations, simulation and training systems and services.
Information Systems and Technology provides technical-support personnel and domain specialists to help customers execute their missions. Our employees develop, install and operate mission systems on a daily basis. We also supply network-modernization and IT infrastructure services to U.S. government customers, commercial wireless network providers, and federal, state and local public safety agencies. We work closely with our customers to ensure their network infrastructures are secure, efficient, scalable and cost-effective. We are at the forefront of cloud technologies and services.
The group is a leading provider in the healthcare IT market, supporting military and other U.S. government health systems with critical citizen services for healthcare reform and medical benefits programs.

Our offerings include data management, analytics, fraud prevention and detection software, process automation and program management solutions for public and commercial health systems. For example, we are operating approximately 15 customer contact centers for the Centers for Medicare & Medicaid Services, responding to consumer inquiries about key programs and providing call center services for the Patient Protection and Affordable Care Act program.
Intelligence, surveillance and reconnaissance systems – We design, build, deploy and support ISR, naval control systems and cyber security solutions for customers in the U.S. defense, intelligence and homeland security communities, and to U.S. allies. Our offerings include:

•	signals and information collection, processing and distribution systems and imagery sensors;

•	cyber security solutions and products; and

•	open-architecture surface and undersea naval control systems.
Information Systems and Technology provides solutions for classified programs. Our expertise includes multi-intelligence ground systems, command-and-control and reconnaissance systems and large-scale, high-performance data and signal processing. We deliver high-reliability, long-life sensors and payloads designed to perform in the most extreme environments, including space payloads and undersea sensor and power systems.
In addition, our experience in securing and protecting organizations from network attacks has resulted in a market-leading position in cyber security. The group offers comprehensive services and products to help customers protect their networks from internal and external threats and prevent data breaches. For example, we are supporting the DoD’s Cyber Crime Center and the Department of Homeland Security’s National Cybersecurity Protection System. We leverage this expertise to provide investigative, forensic and network remediation services to commercial victims of cyber attacks, including retail and financial services firms.
Information Systems and Technology also has a 50-year legacy of providing advanced fire-control systems for Navy submarine programs and is developing and integrating commercial off-the-shelf software and hardware upgrades to improve the tactical control capabilities for several submarine classes. Capitalizing on this expertise, we developed the combat and seaframe control systems and are the lead systems integrator for the Navy’s Independence-variant Littoral Combat Ship (LCS) and the electronic systems for the Navy’s Joint High Speed Vessel (JHSV).
The group is well-positioned to continue meeting the needs of our diverse customer base. We are continuing to improve performance across the portfolio by optimizing the size of the business while developing innovative solutions to meet evolving customer requirements.
Revenues for the Information Systems and Technology group were 34 percent of our consolidated revenues in 2011, 32 percent in 2012 and 33 percent in 2013. Revenues by major products and services were as follows:

Year Ended December 31	2011	2012	2013
Mobile communication systems	$4,511	$3,425	$3,657
IT solutions and mission support services	4,601	4,545	4,734
Intelligence, surveillance and reconnaissance systems	2,109	2,047	1,877
Total Information Systems and Technology	$11,221	$10,017	$10,268

CUSTOMERS
In 2013, 62 percent of our revenues were from the U.S. government, 18 percent were from U.S. commercial customers, 7 percent were from international defense customers and the remaining 13 percent were from international commercial customers.
U.S. GOVERNMENT
Our primary customer is the U.S. Department of Defense (DoD). We also contract with other U.S. government customers, including the intelligence community, the Departments of Homeland Security and Health and Human Services and first-responder agencies. Our revenues from the U.S. government were as follows:

Year Ended December 31	2011	2012	2013
DoD	$19,221	$17,217	$15,441
Non-DoD	2,212	2,382	2,790
Foreign Military Sales (FMS)*	1,170	1,206	1,032
Total U.S. government	$22,603	$20,805	$19,263
Percent of total revenues	69%	66%	62%
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
Fixed-price contracts accounted for 56 percent of our U.S. government business in 2012 and 54 percent in 2013; cost-reimbursement contracts accounted for 39 percent in 2012 and 42 percent in 2013; and time-and-materials contracts accounted for 5 percent in 2012 and 4 percent in 2013.
Each of these contract types presents advantages and disadvantages. Fixed-price contracts typically have higher fee levels as we assume more risks, such as any cost overruns under our control. These types of contracts offer additional profits when we complete the work for less than the contract amount. Cost-reimbursement contracts generally subject us to lower risk. Accordingly, the negotiated base fees are usually lower than fees earned on fixed-price contracts. Cost-reimbursement contracts also can include fee provisions that can require the customer to make additional payments when we satisfy specific performance criteria. Additionally, not all costs are allowable under these types of contracts and the government reviews the costs we charge. Under time-and-materials contracts, our profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because these contracts can provide little or no fee for managing material costs, the content mix can impact profit margins.
U.S. COMMERCIAL
Our U.S. commercial revenues were $3.8 billion in 2011, $4.2 billion in 2012 and $5.6 billion in 2013. This represented approximately 12 percent of our consolidated revenues in 2011, 13 percent in 2012 and 18 percent in 2013. The majority of these revenues are for business-jet aircraft and services where our customer base consists of individuals and public and privately held companies representing a wide range of industries.

INTERNATIONAL
Our direct revenues from non-U.S. government and commercial customers were $6.3 billion in 2011, $6.5 billion in 2012 and $6.4 billion in 2013. This represented approximately 19 percent of our consolidated revenues in 2011, 21 percent in 2012 and 20 percent in 2013.
We conduct business with government customers around the world with operations in Australia, Brazil, Canada, France, Germany, Mexico, Spain, Switzerland and the United Kingdom. Our non-U.S. defense subsidiaries are committed to maintaining long-term relationships with their respective governments and have distinguished themselves as principal regional suppliers and employers.
Our international commercial business consists primarily of business-jet aircraft exports and worldwide aircraft services. The market for business-jet aircraft and related services outside North America has expanded significantly in recent years. While the installed base of aircraft is concentrated in North America, orders from international customers represent a significant segment of our aircraft business with approximately 65 percent of total backlog on December 31, 2013.
For a discussion of the risks associated with conducting business in international locations, see Risk Factors contained herein. For information regarding revenues and assets by geographic region, see Note Q to the Consolidated Financial Statements in Item 8.
COMPETITION

Several factors determine our ability to compete successfully in the defense and business-aviation markets. While customers’ evaluation criteria vary, the principal competitive elements include:

•	the technical excellence, reliability and cost competitiveness of our products and services;

•	our ability to innovate and develop new products and technologies that improve mission performance and adapt to dynamic threats;

•	successful program execution and on-time delivery of complex, integrated systems;

•	our global footprint and accessibility to customers;

•	our presence in the countries of several key customers;

•	the reputation and customer confidence derived from our past performance; and

•	the successful management of customer relationships.

DEFENSE MARKET COMPETITION
The U.S. government contracts with numerous domestic and foreign companies for products and services. We compete against other large-platform and system-integration contractors as well as smaller companies that specialize in a particular technology or capability. Internationally, we compete with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers based in the countries where we operate. Our Combat Systems group competes with a large number of domestic and foreign businesses. Our Marine Systems group has one primary competitor with which it also partners on the Virginia-class submarine program. Our Information Systems and Technology group competes with many companies, from large defense companies to small niche competitors with specialized technologies or expertise. The operating cycle of many of our major platform programs can result in sustained periods of program continuity when we perform successfully.
We are involved in teaming and subcontracting relationships with some of our competitors. Competitions for major defense programs often require companies to form teams to bring together broad capabilities to meet the customer’s requirements. Opportunities associated with these programs include roles as the program’s integrator, overseeing and coordinating the efforts of all participants on the team, or as a provider of a specific component or subsystem.

BUSINESS-JET AIRCRAFT MARKET COMPETITION
The Aerospace group has several competitors for each of its Gulfstream products. Key competitive factors include aircraft safety, reliability and performance; comfort and in-flight productivity; service quality, global footprint and responsiveness; technological and new-product innovation; and price. We believe that Gulfstream competes effectively in all of these areas.
The Aerospace group competes worldwide in its business-jet aircraft services business primarily on the basis of price, quality and timeliness. In its maintenance, repair and FBO businesses, the group competes with several other large companies as well as a number of smaller companies, particularly in the maintenance business. In its completions business, the group competes with other OEMs, as well as several third-party providers.

BACKLOG
Our total backlog represents the estimated remaining value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Summary backlog information for each of our business groups follows:

							2013 Total Backlog Not Expected to Be Completed in 2014
December 31	2012			2013
	Funded	Unfunded	Total	Funded	Unfunded	Total
Aerospace	$15,458	$209	$15,667	$13,785	$158	$13,943	$7,442
Combat Systems	7,442	1,298	8,740	5,571	1,113	6,684	2,611
Marine Systems	13,495	3,606	17,101	11,795	5,063	16,858	11,573
Information Systems and Technology	8,130	1,643	9,773	7,253	1,267	8,520	1,864
Total backlog	$44,525	$6,756	$51,281	$38,404	$7,601	$46,005	$23,490
RESEARCH AND DEVELOPMENT
To foster innovative product development and evolution, we conduct sustained R&D activities as part of our normal business operations. In the commercial sector, most of our Aerospace group’s R&D activities support Gulfstream’s product enhancement and development programs. In our U.S. defense businesses, we conduct customer-sponsored R&D activities under government contracts and company-sponsored R&D. In accordance with government regulations, we recover a significant portion of company-sponsored R&D expenditures through overhead charges to U.S. government contracts. For more information on our company-sponsored R&D activities, including our expenditures for the past three years, see Note A to the Consolidated Financial Statements in Item 8.
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
EMPLOYEES
On December 31, 2013, we and our subsidiaries had 96,000 employees, approximately one-fifth of whom work under collective agreements with various labor unions and worker representatives. Agreements covering approximately 5 percent of total employees are due to expire in 2014. Historically, we have renegotiated labor agreements without any significant disruption to operating activities.
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
Our business is not generally seasonal in nature. The timing of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are the primary drivers of our revenue recognition. In the United States, these factors are influenced by the federal government’s budget cycle based on its October-to-September fiscal year. Internationally, work for many of our government customers is weighted toward the end of the calendar year.

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

ENVIRONMENTAL
We are subject to a variety of federal, state, local and foreign environmental laws and regulations. These laws and regulations cover the discharge, treatment, storage, disposal, investigation and remediation of certain materials, substances and wastes. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities and at third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. As a PRP, we potentially are liable to the government or third parties for the cost of remediating contamination. In cases where we have been designated a PRP, generally we seek to mitigate these environmental liabilities through available insurance coverage and by pursuing appropriate cost-recovery actions. In the unlikely event we are required to fully fund the remediation of a site, the current statutory framework would allow us to pursue contributions from other PRPs. We regularly assess our compliance status and management of environmental matters.
Operating and maintenance costs associated with environmental compliance and management of contaminated sites are a normal, recurring part of our operations. Historically, these costs have not been material. Environmental costs often are recoverable under our contracts with the U.S. government. Based on information currently available and current U.S. government policies relating to cost recovery, we do not expect continued compliance with environmental regulations to have a material impact on our results of operations, financial condition or cash flows. For additional information relating to the impact of environmental matters, see Note N to the Consolidated Financial Statements in Item 8.
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

The U.S. government provides a significant portion of our revenues. In each of the past three years, approximately two-thirds of our revenues were from the U.S. government. U.S. defense spending is driven by threats to national security. While the country has been under an elevated threat level for more than a decade, competing demands for federal funds are pressuring various areas of spending. Defense investment accounts (budgets for procurement and research and development) remain under pressure. Decreases in U.S. government defense spending, including investment accounts, or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated, which could impact our financial performance.

For additional information relating to the U.S. defense budget, see the Business Environment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

U.S. government contracts are not always fully funded at inception and any funding is subject to disruption or delay. Our U.S. government revenues are funded by agency budgets that operate on an October-to-September fiscal year. Early each calendar year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. For the remainder of the year, the appropriations and authorization committees of the Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

There are two primary risks associated with the U.S. government budget cycle. First, the annual process may be delayed or disrupted, which has occurred during the past few years. For example, changes in congressional schedules due to elections or other legislative priorities, or negotiations for program funding levels can interrupt the process. If the annual budget is not approved by the beginning of the government fiscal year, portions of the U.S. government can shut down or operate under a continuing resolution that maintains spending at prior-year levels, which can impact funding for our programs and timing of new awards. Second, the Congress typically appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Future revenues under existing multi-year contracts are conditioned on the continuing availability of congressional appropriations. Changes in appropriations in subsequent years may impact the funding available for these programs. Delays or changes in funding can impact the timing of available funds or lead to changes in program content.

Our U.S. government contracts are subject to termination rights by the customer. U.S. government contracts generally permit the government to terminate a contract, in whole or in part, for convenience. If a contract is terminated for convenience, a contractor usually is entitled to receive payments for its allowable costs and the proportionate share of fees or earnings for the work performed. The government may also terminate a contract for default in the event of a breach by the contractor. If a contract is terminated for default, the government in most cases pays only for the work it has accepted. The termination of multiple or large programs could have a material adverse effect on our future revenues and earnings.

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

Our Aerospace group is subject to changing customer demand for business aircraft. The business-jet market is driven by the demand for business-aviation products and services by business, individual and government customers in the United States and around the world. The Aerospace group’s results also depend on other factors, including general economic conditions, the availability of credit and trends in capital goods markets. In addition, if customers default on existing contracts and the contracts are not replaced, the group’s anticipated revenues and profitability could be materially reduced as a result.

Earnings and margins depend on our ability to perform on our contracts. When agreeing to contractual terms, our management team makes assumptions and projections about future conditions or events. The accounting for our contracts and programs requires assumptions and estimates about these conditions and events. These projections and estimates assess:

•	the productivity and availability of labor,

•	the complexity of the work to be performed,

•	the cost and availability of materials and components, and

•	schedule requirements.
If there is a significant change in one or more of these circumstances or estimates, or if the risks under our contracts are not managed adequately, the profitability of contracts could be adversely affected. This could affect earnings and margins materially.

Earnings and margins depend in part on subcontractor and vendor performance. We rely on other companies to provide materials, components and subsystems for our products. Subcontractors also perform some of the services that we provide to our customers. We depend on these subcontractors and vendors to meet our contractual obligations in full compliance with customer requirements. We manage our supplier base carefully to avoid customer problems. However, we sometimes rely on only one or two sources of supply that, if disrupted, could have an adverse effect on our ability to meet our customer commitments. Our ability to perform our obligations may be adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies or perform the agreed-upon services in a timely and cost-effective manner.

International sales and operations are subject to different risks that may be associated with doing business in foreign countries. In some countries there is increased chance for economic, legal or political changes, and procurement procedures may be less robust or mature, which may complicate the contracting process. Our international business may be sensitive to changes in a foreign government’s budgets, leadership and national priorities. International transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. Our international business is subject to U.S. and foreign laws and regulations, including laws and regulations relating to import-export controls, technology transfers, the Foreign Corrupt Practices Act and certain other anti-corruption laws, and the International Traffic in Arms Regulations (ITAR). An unfavorable event or trend in any one or more of these factors or a failure to comply with U.S. or foreign laws could result in administrative, civil or criminal liabilities, including suspension or debarment from government contracts or suspension of our export privileges and could materially adversely affect revenues and earnings associated with our international business.

In addition, some international government customers require contractors to enter into letters of credit, performance or surety bonds, bank guarantees and other similar financial arrangements. We may also be required to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, that require us to satisfy certain requirements or face penalties. Offset requirements may extend over several years and require us to establish joint ventures with local companies. If we do not satisfy these financial or offset requirements, our future revenues and earnings may be materially adversely affected.

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

We have made and expect to continue to make investments, including acquisitions and joint ventures, that involve risks and uncertainties. When evaluating potential mergers and acquisitions, we make judgments regarding the value of business opportunities, technologies and other assets and the risks and costs of potential liabilities based on information available to us at the time of the transaction. Whether we realize the anticipated benefits from these transactions depends on multiple factors, including our integration of the businesses involved, the performance of the underlying products, capabilities or technologies, market conditions following the acquisition and acquired liabilities, including some that may not have been identified prior to the acquisition. These factors could materially adversely affect our financial results.

Changes in business conditions may cause goodwill and other intangible assets to become impaired. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. We face some uncertainty in our business environment due to a variety of challenges, including changes in defense spending. We may experience unforeseen circumstances that adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets. Future write-offs of goodwill or other intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

Our business could be negatively impacted by cyber security events and other disruptions. As a defense contractor, we face various cyber security threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, denial of service attacks, as well as threats to the physical security of our facilities and employees, and threats from terrorist acts. We also design and manage information technology systems for various customers. We generally face the same security threats for these systems as for our own. Accordingly, we maintain information security policies and procedures for managing all systems. We have experienced cyber security threats to our information technology infrastructure and attempts to gain access to our sensitive information. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats could cause harm to our business and our reputation and challenge our eligibility for future work on sensitive or classified systems for U.S. government customers, as well as negatively impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

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

On December 31, 2013, our business groups had primary operations at the following locations:

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

•
Combat Systems – Anniston, Alabama; East Camden and Hampton, Arkansas; Healdsburg, California; Crawfordsville, St. Petersburg and Tallahassee, Florida; Chicago and Marion, Illinois; Saco, Maine; Westminster, Maryland; Shelby Township, Sterling Heights and Troy, Michigan; Joplin, Missouri; Lincoln, Nebraska; Lima, Ohio; Eynon, Red Lion and Scranton, Pennsylvania; Edgefield and Ladson, South Carolina; Garland, Texas; Williston, Vermont; Marion, Virginia; Auburn, Washington; Oshkosh, Wisconsin; Vienna, Austria; Edmonton, London, La Gardeur, St. Augustin and Valleyfield, Canada; St. Etienne, France; Kaiserslautern, Germany; Granada, Sevilla and Trubia, Spain; Kreuzlingen, Switzerland.

•
Marine Systems – San Diego, California; Groton and New London, Connecticut; Jacksonville, Florida; Bath and Brunswick, Maine; North Kingstown, Rhode Island; Chesapeake and Norfolk, Virginia; Mexicali, Mexico.

•
Information Systems and Technology – Cullman, Alabama; Phoenix and Scottsdale, Arizona; San Diego and Santa Clara, California; Colorado Springs, Colorado; Lynn Haven and Orlando, Florida; Coralville, Iowa; Lawrence, Kansas; Annapolis Junction and Towson, Maryland; Needham, Pittsfield and Taunton, Massachusetts; Ypsilanti, Michigan; Bloomington, Minnesota; Nashua, New Hampshire; Florham Park, New Jersey; Greensboro and Newton, North Carolina; Houston and Kilgore, Texas; Sandy, Utah; Arlington, Chantilly, Chesapeake, Fairfax, Herndon, Richmond and Springfield, Virginia; Calgary and Ottawa, Canada; Tallinn, Estonia; Oakdale, St. Leonards and Throckmorton, United Kingdom.

A summary of floor space by business group on December 31, 2013, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	6.1	4.6	—	10.7
Combat Systems	8.3	5.2	5.7	19.2
Marine Systems	8.3	2.2	—	10.5
Information Systems and Technology	3.2	9.0	0.9	13.1
Total	25.9	21.0	6.6	53.5

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note N to the Consolidated Financial Statements in Item 8.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange.
The high and low sales prices of our common stock and the cash dividends declared on our common stock for each quarter of 2012 and 2013 are included in the Supplementary Data contained in Item 8.
On January 26, 2014, there were approximately 14,000 holders of record of our common stock.
For information regarding securities authorized for issuance under our equity compensation plans, see Note O to the Consolidated Financial Statements contained in Item 8.
We did not make any unregistered sales of equity securities in 2013.
The following table provides information about our fourth quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares that May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
9/30/13-10/27/13	244,980	$87.67	244,980	11,436,352
10/28/13-11/24/13	—	$—	—	11,436,352
11/25/13-12/31/13	—	$—	—	11,436,352
Total	244,980	$87.67
* On October 2, 2013, with 1.4 million shares remaining under a prior authorization, the board of directors authorized management to repurchase 10 million shares of common stock.
For additional information relating to our repurchases of common stock during the past three years, as well as the subsequent repurchase of 11.4 million shares in January 2014, see Financial Condition, Liquidity and Capital Resources – Financing Activities – Share Repurchases contained in Item 7.
The following performance graph compares the cumulative total return to shareholders on our common stock, assuming reinvestment of dividends, with similar returns for the Standard & Poor’s® 500 Index and the Standard & Poor’s® Aerospace & Defense Index, both of which include General Dynamics.

Cumulative Total Return
Based on Investments of $100 Beginning December 31, 2008
(Assumes Reinvestment of Dividends)

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

(Dollars and shares in millions, except per-share and employee amounts)
	2009	2010	2011	2012	2013
Summary of Operations
Revenues	$31,981	$32,466	$32,677	$31,513	$31,218
Operating earnings	3,675	3,945	3,826	833	3,685
Operating margin	11.5%	12.2%	11.7%	2.6%	11.8%
Interest, net	(160)	(157)	(141)	(156)	(86)
Provision for income taxes, net	1,106	1,162	1,166	873	1,121
Earnings (loss) from continuing operations	2,407	2,628	2,552	(332)	2,486
Return on sales (a)	7.5%	8.1%	7.8%	(1.1)%	8.0%
Discontinued operations, net of tax	(13)	(4)	(26)	—	(129)
Net earnings (loss)	2,394	2,624	2,526	(332)	2,357
Diluted earnings (loss) per share:
Continuing operations (b)	6.20	6.82	6.94	(0.94)	7.03
Net earnings (loss) (b)	6.17	6.81	6.87	(0.94)	6.67
Cash Flows
Net cash provided by operating activities	$2,855	$2,986	$3,238	$2,687	$3,106
Net cash used by investing activities	(1,392)	(408)	(1,974)	(656)	(367)
Net cash used by financing activities	(806)	(2,226)	(1,201)	(1,382)	(725)
Net cash used by discontinued operations	(15)	(2)	(27)	(2)	(9)
Cash dividends declared per common share	1.52	1.68	1.88	2.04	2.24
Financial Position
Cash and equivalents	$2,263	$2,613	$2,649	$3,296	$5,301
Total assets	31,077	32,545	34,883	34,309	35,448
Short- and long-term debt	3,864	3,203	3,930	3,909	3,909
Shareholders’ equity	12,423	13,316	13,232	11,390	14,501
Debt-to-equity (c)	31.1%	24.1%	29.7%	34.3%	27.0%
Book value per share (d)	32.21	35.79	37.12	32.20	41.03
Operating working capital (e)	948	1,104	1,195	746	714
Other Information
Free cash flow from operations (f)	$2,470	$2,616	$2,780	$2,237	$2,666
Return on invested capital (g)	18.0%	17.4%	16.4%	(0.4)%	16.6%
Funded backlog	45,856	43,379	44,699	44,525	38,404
Total backlog	65,545	59,561	57,410	51,281	46,005
Shares outstanding	385.7	372.1	356.4	353.7	353.4
Weighted average shares outstanding:
Basic	385.5	381.2	364.1	353.3	350.7
Diluted	387.9	385.2	367.5	353.3	353.5
Employees	91,700	90,000	95,100	92,200	96,000
Sales per employee (h)	346,500	358,100	358,600	337,300	337,600

(a)	Return on sales is calculated as earnings (loss) from continuing operations divided by revenues.

(b)	2012 amounts exclude dilutive effect of stock options and restricted stock as it was antidilutive.

(c)	Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.

(d)	Book value per share is calculated as total equity divided by total outstanding shares as of year end.

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

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For an overview of our business groups, including a discussion of products and services provided, see the Business discussion contained in Item 1.

BUSINESS ENVIRONMENT
More than 60 percent of our revenues are from the U.S. government. Accordingly, our financial performance is impacted by U.S. government spending levels, particularly defense spending. Over the past several years, U.S. defense spending has been reduced, due in part to the country’s fiscal shortfall. To address this shortfall, the Budget Control Act of 2011 (BCA) mandated a $487 billion, or 8 percent, reduction to previously-planned defense funding over 10 years. The BCA also included a mechanism, referred to as the sequester, that can impose additional defense cuts of up to $500 billion, or 9 percent, over nine years starting in fiscal year (FY) 2013.
The Bipartisan Budget Act of 2013 (BBA) prescribed defense top-line funding for FY 2014 and 2015 at levels generally consistent with FY 2013, reducing budget uncertainties and providing near-term stability. The BBA also included sequester reductions of approximately $30 billion in FY 2014 and $43 billion in FY 2015, less than the amounts imposed by the BCA.
In adherence to the BBA, Congress appropriated $497 billion in FY 2014 for the Department of Defense (DoD), including approximately $156 billion for procurement and research and development (R&D) budgets, also known as investment accounts, relatively consistent with FY 2013. These investment accounts are the source of the majority of our U.S. government revenues.
The long-term outlook for our U.S. defense business is buoyed by the relevance of our programs to the U.S. military’s funding priorities, the diversity of our programs and customers, our insight into customer requirements stemming from our incumbency on core programs, our ability to evolve our products to address a fast-changing threat environment and our proven track record of successful contract execution.
We continue to pursue opportunities outside the U.S. presented by demand for military equipment and information technologies from our international operations and through exports from our North American businesses. While the revenue potential can be significant, our work for these customers is subject to changing budget priorities and overall spending pressures, as well as timing of contract awards.
In our Aerospace group, business-jet market conditions were strong in 2013. The group benefited from improved order interest across the group’s range of customers and lower customer contract defaults. We expect our continued investment in new aircraft products to support Aerospace’s long-term growth. Similarly, we believe aircraft-service revenues provide the group diversified exposure to aftermarket sales fueled by the global installed business-jet fleet.

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important to evaluate our operating results. We recognize the majority of our revenues using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in our Aerospace and defense groups.
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
For new aircraft, operating earnings and margins are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft, and the mix of aircraft deliveries between the higher-margin large-cabin and lower-margin mid-cabin aircraft. Additional factors affecting the group’s earnings and margins include the volume, mix and profitability of completions and services work performed, the market for pre-owned aircraft, and the level of general and administrative (G&A) and net R&D costs incurred by the group.
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
Operating costs for the defense groups consist of labor, material, subcontractor, overhead and G&A costs and are recognized generally as incurred. Variances in costs recognized from period to period primarily reflect increases and decreases in production or activity levels on individual contracts and, therefore, result largely from the same factors that drive variances in revenues.
Operating earnings and margins in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on revisions to estimates at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract, the estimated costs to complete or both. Therefore, changes in costs incurred in the period compared with prior periods do not necessarily impact profitability. It is only when total estimated costs at completion on a given contract change without a corresponding change in the value of that contract that the profitability of that contract may be impacted. Contract mix refers to changes in the volume of higher- vs. lower-margin work. Additionally, higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).
CONSOLIDATED OVERVIEW
REVIEW OF 2012 VS. 2013

Year Ended December 31	2012	2013	Variance
Revenues	$31,513	$31,218	$(295)	(0.9)%
Operating costs and expenses	30,680	27,533	3,147	10.3%
Operating earnings	833	3,685	2,852	342.4%
Operating margins	2.6%	11.8%
Our revenues were essentially flat in 2013 compared with 2012 despite a challenging business environment that included a 16-day partial U.S. government shutdown. We experienced lower volume in our Combat Systems business as a result of decreased U.S. Army spending and delays in international orders. This was largely offset by higher revenues in our Aerospace group from increased deliveries of G650 and G280 aircraft. Revenues increased slightly in our Marine Systems and Information Systems and Technology groups in 2013. Operating costs were lower in 2013 due to several discrete charges in 2012, most significantly a $2 billion goodwill impairment recorded in the Information Systems and Technology group. These charges are discussed below in conjunction with our business groups’ operating results. Operating earnings and margins increased significantly in 2013 due to improved operating performance.
REVIEW OF 2011 VS. 2012

Year Ended December 31	2011	2012	Variance
Revenues	$32,677	$31,513	$(1,164)	(3.6)%
Operating costs and expenses	28,851	30,680	(1,829)	(6.3)%
Operating earnings	3,826	833	(2,993)	(78.2)%
Operating margins	11.7%	2.6%
Our revenues decreased in 2012 compared with 2011 due to lower volume in the Information Systems and Technology group’s mobile communication systems business and on several European wheeled vehicle contracts in the Combat Systems group. These decreases were partially offset by higher revenues in the Aerospace group due to increased deliveries of G650 aircraft. Operating costs increased in 2012 due to the discrete charges referenced above, resulting in lower operating earnings and margins.

REVIEW OF BUSINESS GROUPS

Year Ended December 31	2011		2012		2013
	Revenues	Operating Earnings	Revenues	Operating Earnings	Revenues	Operating Earnings
Aerospace	$5,998	$729	$6,912	$858	$8,118	$1,416
Combat Systems	8,827	1,283	7,992	663	6,120	904
Marine Systems	6,631	691	6,592	750	6,712	666
Information Systems and Technology	11,221	1,200	10,017	(1,369)	10,268	795
Corporate	—	(77)	—	(69)	—	(96)
	$32,677	$3,826	$31,513	$833	$31,218	$3,685
Following is a discussion of operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed with respect to specific lines of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the types of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the group’s results. Information regarding our business groups also can be found in Note Q to the Consolidated Financial Statements in Item 8.
AEROSPACE
Review of 2012 vs. 2013

Year Ended December 31	2012	2013	Variance
Revenues	$6,912	$8,118	$1,206	17.4%
Operating earnings	858	1,416	558	65.0%
Operating margins	12.4%	17.4%

Gulfstream aircraft deliveries (in units):
Green	121	139	18	14.9%
Outfitted	94	144	50	53.2%
The increase in the Aerospace group’s revenues in 2013 consisted of the following:

Aircraft manufacturing, outfitting and completions	$1,061
Aircraft services	39
Pre-owned aircraft	106
Total increase	$1,206
Aircraft manufacturing, outfitting and completions revenues increased in 2013 primarily due to additional deliveries of G650 and G280 aircraft. Production rates for these aircraft have been ramping up since their initial green deliveries in 2011 and 2012, respectively. Pre-owned aircraft sales increased as we sold 11 aircraft in 2013 as compared to three in 2012. The group had one pre-owned aircraft available for sale on December 31, 2013.
The increase in the group’s operating earnings in 2013 consisted of the following:

Aircraft manufacturing, outfitting and completions	$376
Aircraft services	222
Pre-owned aircraft	(9)
G&A/other expenses	(31)
Total increase	$558
Aircraft manufacturing, outfitting and completions earnings increased in 2013 primarily due to the increase in aircraft deliveries discussed above. In addition to improved performance, aircraft services earnings increased in 2013 primarily due to the impairment charge taken in 2012 discussed below. In the completions and maintenance businesses, Jet Aviation made positive contributions throughout 2013 following actions to reduce costs and improve operational processes.
Review of 2011 vs. 2012

Year Ended December 31	2011	2012	Variance
Revenues	$5,998	$6,912	$914	15.2%
Operating earnings	729	858	129	17.7%
Operating margins	12.2%	12.4%
Gulfstream aircraft deliveries (in units):
Green	107	121	14	13.1%
Outfitted	99	94	(5)	(5.1)%
The Aerospace group’s revenues and operating earnings increased in 2012 primarily due to increased green deliveries of G650 aircraft, which began in the fourth quarter of 2011. Losses in Jet Aviation’s completions business in 2011 included a $111 impairment of the completions business intangible asset and $78 of project losses, while 2012 was negatively impacted by a $191 impairment of the maintenance business intangible assets. During 2011 and 2012, Jet Aviation’s completions and maintenance businesses suffered from an increasingly competitive marketplace and performance issues.
2014 Outlook
With continued growth in deliveries of newer Gulfstream aircraft models, we expect an increase of approximately 11 percent in the group’s revenues in 2014 compared with 2013. Operating margins are expected to be around 17 percent.
COMBAT SYSTEMS
Review of 2012 vs. 2013

Year Ended December 31	2012	2013	Variance
Revenues	$7,992	$6,120	$(1,872)	(23.4)%
Operating earnings	663	904	241	36.3%
Operating margins	8.3%	14.8%
The decrease in the Combat Systems group’s revenues in 2013 consisted of the following:

U.S. military vehicles	$(1,389)
Weapons systems and munitions	(439)
European military vehicles	(44)
Total decrease	$(1,872)

In 2013, revenues were down as a result of decreased U.S. Army spending, in part due to sequestration and the government shutdown. This impacted U.S. military vehicle programs, including Stryker, Abrams and Mine-Resistant, Ambush-Protected (MRAP), and weapons systems and munitions, including axles, Hydra-70 rockets, guns and ammunition. In addition, revenues in the group’s European military vehicles business were down slightly due to final vehicle deliveries in 2012 on Duro and Eagle wheeled vehicle contracts for the Swiss and German governments, respectively.
In response to decreased customer spending and to align our business with anticipated future demand, we implemented cost reduction initiatives in 2013 throughout the group. We reduced headcount by more than 25 percent in our U.S. and European military vehicles businesses. Additionally, we consolidated our weapons systems and munitions businesses. Our actions are intended to help us remain competitively positioned for the future while creating opportunities for margin improvement.
The Combat Systems group’s operating earnings and margins increased in 2013 primarily due to the 2012 discrete charges in our European military vehicles business discussed below that reduced the group’s operating margins approximately 530 basis points. Operating earnings and margins also increased 120 basis points in 2013 due to strong performance across our U.S. businesses and the favorable impact of cost savings associated with restructuring activities in our European military vehicles business.
Review of 2011 vs. 2012

Year Ended December 31	2011	2012	Variance
Revenues	$8,827	$7,992	$(835)	(9.5)%
Operating earnings	1,283	663	(620)	(48.3)%
Operating margins	14.5%	8.3%
The Combat Systems group’s revenues decreased in 2012 compared with 2011 due to lower volume in the group’s European military vehicles and weapons systems and munitions businesses. In the group’s European military vehicles business, revenues were down in 2012 on contracts with various international customers that were nearing completion, including contracts for Piranha, Duro and Eagle vehicles. Volume was down across several U.S. armament and munitions programs in 2012 due to slowed defense spending, including vehicle armor, MK47 grenade launchers and Hydra-70 rockets. The sale of the detection systems business in the second quarter of 2011 also resulted in lower revenues in the weapons systems and munitions business in 2012.
The Combat Systems group’s operating earnings and margins decreased significantly in 2012 due to the negative impact of three discrete charges in our European military vehicles business:

•	$292 for contract dispute accruals, primarily related to the termination of the contract to provide Pandur vehicles for Portugal ($169 of this amount was recorded as a reduction of revenues);

•	$98 of restructuring-related charges, primarily severance, for activities associated with eliminating excess capacity; and

•	$67 of out-of-period adjustments recorded in the first quarter of 2012 ($48 of this amount was recorded as a reduction of revenues).
2014 Outlook
We expect the Combat Systems group’s revenues in 2014 to decrease 4 to 4.5 percent from 2013 with operating margins approximating 14 percent. Our outlook assumes approximately $1.2 billion in revenues from an international order expected in the first quarter of 2014.

MARINE SYSTEMS
Review of 2012 vs. 2013

Year Ended December 31	2012	2013	Variance
Revenues	$6,592	$6,712	$120	1.8%
Operating earnings	750	666	(84)	(11.2)%
Operating margins	11.4%	9.9%
The increase in the Marine Systems group’s revenues in 2013 consisted of the following:

Navy ship construction	$(150)
Navy ship engineering, repair and other services	178
Commercial ship construction	92
Total increase	$120
The group’s U.S. Navy ship-construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and Mobile Landing Platform (MLP) auxiliary support ships. The decrease in 2013 construction revenues is due to the completion of the T-AKE combat-logistics ship program in late 2012. Partially offsetting this decrease, revenues increased on the Virginia-class program, primarily due to long-lead material for the initial boats on the next block of submarines. Revenues were higher on engineering and repair programs for the Navy in 2013 due to increased submarine overhaul and repair work. Commercial ship construction revenues increased as work commenced on contracts for Jones Act ships secured in late 2012 and 2013.
Operating earnings and margins decreased in 2013 due to the completion of the mature, higher-margin T-AKE program in 2012. Excluding the impact of this program, operating margins improved in 2013.
Review of 2011 vs. 2012

Year Ended December 31	2011	2012	Variance
Revenues	$6,631	$6,592	$(39)	(0.6)%
Operating earnings	691	750	59	8.5%
Operating margins	10.4%	11.4%
Revenues in the Marine Systems group decreased slightly in 2012 as lower Navy ship construction revenues were largely offset by higher revenues on engineering and repair programs for the Navy. Decreased Navy ship construction revenues on the Virginia-class and the T-AKE programs were partially offset by an increase on the MLP and DDG programs. Higher revenues on Navy engineering and repair programs were driven by the acquisition of two East Coast surface-ship repair operations and higher volume on the Ohio-class replacement engineering program.
Despite the decline in revenues, the Marine Systems group’s operating earnings increased in 2012. Increases in the T-AKE profit rate contributed $53 to the operating earnings growth, approximately 70 basis points of margin expansion, as the program continued to experience favorable cost performance through construction and delivery of the final ship.

2014 Outlook
We expect the Marine Systems group’s 2014 revenues to increase 2.5 percent from 2013 with operating margins approximating 9.5 percent.
INFORMATION SYSTEMS AND TECHNOLOGY
Review of 2012 vs. 2013

Year Ended December 31	2012	2013	Variance
Revenues	$10,017	$10,268	$251	2.5%
Operating earnings (loss)	(1,369)	795	2,164	158.1%
Operating margins	(13.7)%	7.7%
The increase in the Information Systems and Technology group’s revenues in 2013 consisted of the following:

Mobile communication systems	$232
Information technology (IT) solutions and mission support services	189
Intelligence, surveillance and reconnaissance (ISR) systems	(170)
Total increase	$251
Revenues increased in 2013 in the mobile communication systems business due to higher volume on key programs that received significant production awards in late 2012 or 2013, including the Warfighter Information Network-Tactical (WIN-T), Handheld, Manpack and Small Form-Fit (HMS) and Common Hardware Systems-4 (CHS-4) programs. The IT services business added more than 8,000 employees throughout the year to meet commercial wireless customers’ accelerated schedules for IT infrastructure services and to start work on a contract to provide contact-center services for the Centers for Medicare & Medicaid Services, resulting in increased revenues in 2013. Revenues decreased in 2013 across the ISR business driven by lower U.S. defense spending and a slower-than-expected transition to related follow-on work.
The Information Systems and Technology group’s operating earnings and margins increased in 2013 due to several discrete charges taken in 2012 discussed below. Excluding these charges, operating margins decreased slightly in 2013 primarily due to growth in the lower-margin IT services business and performance challenges in the group’s U.K. business. The U.K. business was consolidated into our North American mobile communication systems business in 2013.
Review of 2011 vs. 2012

Year Ended December 31	2011	2012	Variance
Revenues	$11,221	$10,017	$(1,204)	(10.7)%
Operating earnings	1,200	(1,369)	(2,569)	(214.1)%
Operating margins	10.7%	(13.7)%
The Information Systems and Technology group’s revenues were down in 2012 compared with 2011, driven primarily by lower revenues in the mobile communication systems business. Revenues in this business were impacted unfavorably by slowed defense spending and protracted U.S. customer acquisition cycles. This resulted in lower revenues in 2012 on key programs including WIN-T and CHS, and in encryption and ruggedized hardware products. In addition, more than 10 percent of the decline in the group’s revenues was due to lower volume on the U.K.-based Bowman communication system program, which was fielded successfully and moved into maintenance and long-term support.
Operating earnings and margins decreased significantly in 2012 compared with 2011 driven by the negative impact of four discrete charges:

•
$2 billion goodwill impairment resulting from a decline in the estimated fair value of the group caused by topline pressure from slowed defense spending and the threat of sequestration, coupled with margin compression due to a shift in the group’s contract mix impacting projected cash flows;

•
$110 of intangible asset impairments on several assets in our optical products business, most significantly the contract and program intangible asset, as a result of competitive losses and delays in 2012 indicative of lower overall demand caused by the economic downturn;

•	$58 write-down of substantially all of the remaining ruggedized hardware inventory based on anticipated remaining demand for products that ceased production in 2012; and

•	$26 for cost growth associated with the demonstration phase of the U.K. Specialist Vehicle (SV) program.
2014 Outlook
We expect 2014 revenues in the Information Systems and Technology group to decrease nearly 20 percent from 2013, largely due to award delays and slowed defense spending on major production programs in the mobile communication systems business. Operating margins are expected to be in the low-8 percent range.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $77 in 2011, $69 in 2012 and $96 in 2013. We expect 2014 Corporate operating costs of approximately $85.
OTHER INFORMATION
PRODUCT AND SERVICE REVENUES AND OPERATING COSTS
Review of 2012 vs. 2013

Year Ended December 31	2012	2013	Variance
Revenues:
Products	$19,784	$19,371	$(413)	(2.1)%
Services	11,729	11,847	118	1.0%

Operating Costs:
Products	$16,228	$15,296	$(932)	(5.7)%
Services	10,182	10,158	(24)	(0.2)%
The decrease in product revenues in 2013 consisted of the following:

Military vehicle production	$(1,218)
Weapons systems and munitions production	(430)
Aircraft manufacturing and outfitting	1,123
Other, net	112
Total decrease	$(413)
In 2013, military vehicle production revenues decreased on several programs, including the Stryker, Abrams and MRAP programs. Weapons systems and munitions production revenues decreased due to lower U.S. Army spending on axles, Hydra-70 rockets, guns and ammunition. Offsetting these decreases, aircraft manufacturing and outfitting revenues increased due to additional deliveries of the new G650 and G280 aircraft.
Product operating costs were lower in 2013 compared with 2012. Discrete charges in 2012 are discussed below. Excluding these charges, the decrease in product operating costs was primarily due to lower volume. No other changes were individually significant.

Primary changes due to volume:
Military vehicle production	$(1,180)
Weapons systems and munitions production	(358)
Aircraft manufacturing and outfitting	864
(674)
2012 discrete charges	(289)
Other changes, net	31
Total decrease	$(932)
The increase in service revenues in 2013 consisted of the following:

Ship engineering and repair	$178
Other, net	(60)
Total increase	$118
Ship engineering and repair revenues increased in 2013 due to increased submarine overhaul and repair work.
Service operating costs were lower in 2013 compared with 2012 due to the intangible asset impairment in 2012 discussed below. Excluding this impairment, service operating costs increased primarily due to higher volume. No other changes were individually significant.

Ship engineering and repair volume	$163
2012 intangible asset impairment	(191)
Other changes, net	4
Total decrease	$(24)

Review of 2011 vs. 2012

Year Ended December 31	2011	2012	Variance
Revenues:
Products	$21,440	$19,784	$(1,656)	(7.7)%
Services	11,237	11,729	492	4.4%

Operating Costs:
Products	$17,230	$16,228	$(1,002)	(5.8)%
Services	9,591	10,182	591	6.2%
The decrease in product revenues in 2012 consisted of the following:

Mobile communication products	$(1,177)
European vehicle production	(636)
Ship construction	(404)
Aircraft manufacturing and outfitting	791
Other, net	(230)
Total decrease	$(1,656)
In 2012, mobile communication products revenues decreased due to slowed defense spending and protracted U.S. customer acquisition cycles. Lower European vehicle production revenues were largely due to several contracts nearing completion and the revenue impact of the termination of the contract to provide Pandur vehicles to the Portuguese government. Ship construction revenues decreased due to the completion of the T-AKE combat-logistics ship program and timing of activity on the Virginia-class submarine program. Aircraft manufacturing and outfitting revenues were higher due to increased deliveries of G650 aircraft.
Product operating costs were lower in 2012 compared with 2011. As shown below, the decrease in product operating costs was primarily due to lower volume. Discrete charges discussed in conjunction with the Combat Systems and Information Systems and Technology 2012 business groups’ operating results included $110 of intangible asset impairments on several assets in our optical products business, $89 related to the termination of the contract to provide Pandur vehicles to the Portuguese government, $58 of ruggedized hardware inventory write-downs for products that ceased production in 2012 and $32 for cost growth associated with the demonstration phase of the SV program for the U.K. Ministry of Defence. The 2011 intangible asset impairment in Jet Aviation’s completions business is discussed in conjunction with the Aerospace business group’s operating results. No other changes were individually significant.

Primary changes due to volume:
Mobile communication products	$(850)
European vehicle production	(377)
Ship construction	(422)
Aircraft manufacturing and outfitting	585
(1,064)
2012 discrete charges	289
2011 intangible asset impairment	(111)
Other changes, net	(116)
Total decrease	$(1,002)
The increase in service revenues in 2012 consisted of the following:

Ship engineering and repair	$358
Mobile communication support	91
Other, net	43
Total increase	$492
In 2012, the increase in ship engineering and repair revenues was driven by the acquisition of two East Coast surface-ship repair operations and higher volume on the Ohio-class replacement engineering program. Mobile communication support revenues increased in 2012 primarily due to higher maintenance and long-term support activity on the U.K.-based Bowman communication system program.
Service operating costs were higher in 2012 compared with 2011. As shown below, the increase in service operating costs was primarily due to higher volume. The 2012 intangible asset impairment in Jet Aviation’s maintenance business is discussed in conjunction with the Aerospace business group’s operating results. No other changes were individually significant.

Primary changes due to volume:
Ship engineering and repair	$298
Mobile communication support	76
374
2012 intangible asset impairment	191
Other changes, net	26
Total increase	$591
GOODWILL IMPAIRMENT
In 2012, we recorded a $2 billion goodwill impairment in the Information Systems and Technology group discussed in conjunction with the business group’s operating results.
G&A EXPENSES
As a percentage of revenues, G&A expenses were 6.2 percent in 2011, 7.2 percent in 2012 and 6.7 percent in 2013. G&A expenses in 2012 and 2013 were negatively impacted by restructuring-related charges in our European military vehicles business. We expect G&A expenses in 2014 to be approximately 6.5 percent of revenues.

INTEREST, NET
Net interest expense was $141 in 2011, $156 in 2012 and $86 in 2013. The decrease in interest expense from 2012 results from our debt refinancing completed in December 2012 that lowered the weighted-average interest rate on our outstanding debt from 3.9 percent to 2.2 percent. See Note J to the Consolidated Financial Statements in Item 8 for additional information regarding our debt obligations. We expect full-year 2014 net interest expense to be approximately $90.
OTHER, NET
In 2012, other expense included a $123 loss on the redemption of debt associated with the refinancing discussed above. In 2011, other income consisted primarily of a $38 gain from the sale of a business in our Combat Systems group.
PROVISION FOR INCOME TAXES, NET
Our effective tax rate was 31.4 percent in 2011, 161.4 percent in 2012 and 31.1 percent in 2013. The significant increase in 2012 was primarily due to the largely non-deductible goodwill impairment of $2 billion recorded in the Information Systems and Technology group and, to a lesser extent, the establishment of valuation allowances related to deferred tax assets in our international operations. For further discussion and a reconciliation of our effective tax rate from the statutory federal rate, see Note E to the Consolidated Financial Statements in Item 8. We anticipate an effective tax rate in the range of 30.5 to 31 percent in 2014.
DISCONTINUED OPERATIONS
In 2013, we recognized a $129 loss, net of taxes, from the settlement of the A-12 litigation with the U.S. Navy. See Note N to the Consolidated Financial Statements in Item 8 for further discussion of the A-12 settlement. In 2011, we recognized a $13 loss, net of taxes, in discontinued operations from the settlement of an environmental matter associated with a former operation of the company. We also increased our estimate of the legal costs associated with the A-12 litigation as a result of the U.S. Supreme Court’s decision in that year that extended the timeline associated with the litigation, resulting in a $13 loss, net of taxes, for a combined loss in discontinued operations of $26 in 2011.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE

Our total backlog, including funded and unfunded portions, was $46 billion at the end of 2013 compared with $51.3 billion at year-end 2012.
Our backlog does not include work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. IDIQ contracts provide customers with flexibility when they have not defined the exact timing and quantity of deliveries or services that will be required at the time the contract is executed. Contract options in our defense business represent agreements to perform additional work under existing contracts at the election of the customer. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value. Contract options in the Aerospace group represent options to purchase new aircraft and long-term agreements with fleet customers. We recognize options in backlog when the customer exercises the option and establishes a firm order. On December 31, 2013, estimated potential contract value associated with IDIQ contracts and contract options was approximately $27.6 billion, up 3 percent from $26.9 billion at the end of 2012. We expect to realize this value over the next several years.

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace group finished 2013 with a total backlog of $13.9 billion, down from $15.7 billion at year-end 2012. The group’s backlog has declined in recent years as we ramped up G650 production to work off the substantial orders we received upon introduction of the aircraft in 2008.
Orders were up significantly compared to 2012 and included strong demand across our product portfolio. Estimated potential contract value increased $1.7 billion associated with international orders received in 2013.
The group’s customer base is diverse across customer types and geographic regions. At year-end 2013, private companies and individuals collectively represented approximately 60 percent of the group’s backlog. Geographically, 65 percent of the group’s backlog was comprised of international customers on December 31, 2013.

We balance aircraft production rates with customer demand to maximize profitability and stabilize delivery levels over time. This has enabled us to maintain an appropriate window between customer order and delivery for our G450 and G550 large-cabin aircraft. We have approximately four years of backlog for the G650. Backlog will likely decrease over the next several years as the time period between customer order and delivery of the G650 aircraft normalizes. At that time, we expect order activity to more closely match deliveries.

DEFENSE GROUPS
The total backlog in our defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in total backlog only firm contracts at the amounts we believe are likely to receive funding. Total backlog in our defense groups was $32.1 billion on December 31, 2013, compared with $35.6 billion at the end of 2012.
COMBAT SYSTEMS
Combat Systems’ total backlog was $6.7 billion at the end of 2013 compared with $8.7 billion at year-end 2012 due to delays in international orders and slowed U.S. Army spending.
The group’s backlog on December 31, 2013, included $1.2 billion for M1 Abrams main battle tank modernization and upgrade programs for the Army and U.S. allies around the world. In 2013, the group received awards totaling $435 for all Abrams-related programs.
The Army’s Stryker wheeled combat vehicle program represented $1 billion of the group’s backlog at December 31, 2013, with vehicles scheduled for delivery through 2015. The group received $620 of Stryker orders in 2013, including awards for 96 double-V-hulled vehicles, contractor logistics support and engineering services. The group received a $230 order in 2013 for research, development and testing in preparation for the Stryker Engineering Change Proposal (ECP) upgrade program.
The Combat Systems group has several significant international military vehicle production contracts in backlog. The backlog at the end of the year included:

•	$950 for LAVs for various international customers, including $570 for the upgrade and modernization of approximately 600 LAV III combat vehicles for the Canadian Army;

•	$345 for the design, integration and production of seven prototypes under the U.K.’s SV program;

•	$320 for Pizarro Advanced Infantry Fighting Vehicles scheduled for delivery to the Spanish Army through 2016; and

•	$190 for the production of additional Eagle vehicles for Germany and Duro vehicles for Switzerland, with an option for 76 additional vehicles.
The Combat Systems group’s backlog at year end also included $2.2 billion for weapons systems and munitions programs.
Combat Systems’ estimated potential contract value of $3.7 billion increased approximately 30 percent since year-end 2012 primarily due to an IDIQ award for the new Ground Mobility Vehicle (GMV).

MARINE SYSTEMS
The Marine Systems group’s backlog consists of long-term submarine and ship construction programs, as well as numerous engineering and repair contracts. Backlog has decreased slightly to $16.9 billion at year-end 2013 compared to $17.1 billion at the end of 2012.
The Virginia-class submarine program was the company’s largest program in 2013 and is the largest contract in the company’s backlog. The group’s backlog at year end included $6.9 billion for eight Virginia-class submarines scheduled for delivery through 2018. We received $330 of advanced funding in 2013 for long-lead materials for submarines in the next block of the program and anticipate being awarded a contract for construction in 2014.
Navy destroyer programs represented $4.9 billion of the group’s backlog at year-end 2013. We currently have construction contracts for six DDG-51 destroyers, including four awarded in 2013, scheduled for delivery through 2022. Backlog at year end also includes three ships under the DDG-1000 program scheduled for delivery through 2018.
The Marine Systems group’s backlog at December 31, 2013, included $250 for the MLP program. In 2013, the group delivered the first ship in the program, and construction is underway on the remaining two ships, scheduled for delivery in 2014 and 2015. The Navy’s shipbuilding plan includes procurement of a fourth ship in 2014. The third and fourth ships will be configured as Afloat Forward Staging Bases (AFSB).
The year-end backlog also included $1.1 billion for nine Jones Act ships for commercial customers, including contracts for seven ships secured in 2013, scheduled for delivery through 2017.
In addition to these construction programs, the Marine Systems group’s backlog at December 31, 2013, included approximately $3.7 billion for engineering, repair, overhaul and other services. Design and development efforts on the Ohio-class submarine replacement engineering program totaled $1.7 billion. Year-end backlog for maintenance and repair services totaled $1.2 billion.
INFORMATION SYSTEMS AND TECHNOLOGY
Unlike our other defense businesses, the Information Systems and Technology group’s backlog consists of thousands of contracts and is reconstituted each year with new program and task order awards. The Information Systems and Technology group’s total backlog was $8.5 billion at the end of 2013 compared to $9.8 billion at year-end 2012. The group’s backlog does not include approximately $19.1 billion of estimated potential contract value associated with its anticipated share of IDIQ contracts and unexercised options. In 2013, funding under IDIQ contracts and options contributed over $4.1 billion to the group’s orders.
The group received a number of significant contract awards in 2013, including the following:

•	$250 from the Army for ruggedized computing equipment under the CHS-4 program. $990 of estimated potential contract value remains under this IDIQ contract.

•	$235 for commercial wireless network systems and support.

•
$160 from Austal USA for combat and seaframe control systems for two Littoral Combat Ships, bringing the value in backlog to $325. Options to provide these naval control systems for four additional ships will be reported in backlog when they are exercised.

•	$145 from the U.S. Department of State to provide supply chain management services. The program has a maximum potential value of $1.2 billion over five years.

•	$140 for production and support of U.S. and U.K. Trident II submarine weapons systems.

•	$135 for the Warfighter Field Operations Customer Support (FOCUS) program to provide support for the Army’s live, virtual and constructive training operations.
Backlog at year-end 2013 also included the following key programs:

•
$490 of support and modernization work for the intelligence community, the DoD and the Department of Homeland Security, including the St. Elizabeths campus, New Campus East and NETCENTS infrastructure programs.

•	$450 for WIN-T and an additional $755 of estimated potential contract value awarded as an IDIQ contract.

•	$315 for contact-center services for the Centers for Medicare & Medicaid Services, including the 1-800-MEDICARE program.

•	$190 for the Rifleman and Manpack tactical radios. In 2013, the group received orders from the Army for production of 1,500 radios and 500 accessory kits.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We place a strong emphasis on cash flow generation. This focus gives us the flexibility for capital deployment while preserving a strong balance sheet to position us for future opportunities. The $9 billion of cash generated by operating activities over the past three years was deployed to fund acquisitions and capital expenditures, repurchase our common stock and pay dividends. Our net cash, defined as cash and equivalents less debt, was $1.4 billion at year-end 2013, up $2 billion from the end of 2012.
Our cash balances are invested primarily in time deposits from highly rated banks and commercial paper rated A1/P1 or higher. On December 31, 2013, $1.1 billion of our cash was held by international operations. While we do not intend to do so, should this cash be repatriated, it would be subject to U.S. federal income tax but would generate offsetting foreign tax credits.

Year Ended December 31	2011	2012	2013
Net cash provided by operating activities	$3,238	$2,687	$3,106
Net cash used by investing activities	(1,974)	(656)	(367)
Net cash used by financing activities	(1,201)	(1,382)	(725)
Net cash used by discontinued operations	(27)	(2)	(9)
Net increase in cash and equivalents	36	647	2,005
Cash and equivalents at beginning of year	2,613	2,649	3,296
Cash and equivalents at end of year	2,649	3,296	5,301
Marketable securities	248	—	—
Short- and long-term debt	(3,930)	(3,909)	(3,909)
Net cash (debt) (a)	$(1,033)	$(613)	$1,392
Debt-to-equity (b)	29.7%	34.3%	27.0%
Debt-to-capital (c)	22.9%	25.6%	21.2%

(a)	Net cash is calculated as cash and equivalents and marketable securities less debt.

(b)	Debt-to-equity ratio is calculated as total debt divided by total equity.

(c)	Debt-to-capital ratio is calculated as total debt divided by the sum of total debt plus total equity.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities for each of the past three years, as classified on the Consolidated Statements of Cash Flows.

OPERATING ACTIVITIES
We generated cash from operating activities of $3.2 billion in 2011, $2.7 billion in 2012 and $3.1 billion in 2013. In all three years, the primary driver of cash flows was net earnings (loss) after removing the impact of non-cash charges. Operating cash flows in 2013 were favorably impacted by reductions in operating working capital (OWC), primarily in our Marine Systems business group from deposits associated with orders received in 2013 for commercial ships. Cash from operating activities includes contributions to our pension plans, which have grown from $350 in 2011 to $600 in 2013, with contributions of approximately $550 expected in 2014.
INVESTING ACTIVITIES
We used $2 billion in 2011, $656 in 2012 and $367 in 2013 for investing activities. The primary uses of cash for investing activities were capital expenditures and acquisitions.
Capital Expenditures. Capital expenditures were $458 in 2011, $450 in 2012 and $440 in 2013. We expect capital expenditures of approximately 2 percent of anticipated revenues in 2014, including ongoing work on Gulfstream’s Savannah, Georgia, facilities project announced in 2010.
Business Acquisitions. We did not complete any acquisitions in 2013. We completed 13 acquisitions in 2011 and 2012 totaling $2 billion. We used cash on hand to fund these acquisitions. See Note B to the Consolidated Financial Statements in Item 8 for further discussion of acquisition activity.
Marketable Securities. We held no marketable securities on December 31, 2013. In 2012, to bolster liquidity in an uncertain business environment, we received cash of $219 from the net sales and maturity of marketable securities, including $211 from the sale of held-to-maturity securities.
Other, Net. Investing activities also included proceeds from the sale of the detection systems business in our Combat Systems group in 2011.
FINANCING ACTIVITIES
We used $1.2 billion in 2011, $1.4 billion in 2012 and $725 in 2013 for financing activities. Our primary financing activities included repurchases of common stock, payment of dividends, and issuances and repayments of debt. Net cash from financing activities also included proceeds received from stock option exercises.
Share Repurchases. We repurchased 20 million shares on the open market in 2011, 9.1 million shares in 2012 and 9.4 million shares in 2013. As a result, we have reduced our shares outstanding by approximately 5 percent since 2010.
On January 24, 2014, we repurchased 11.4 million shares of our common stock for $1.2 billion under an accelerated share repurchase (ASR) agreement with a financial institution. On February 5, 2014, with shares from the prior authorization exhausted by the ASR program, the board of directors authorized management to repurchase 20 million additional shares of common stock on the open market, approximately 6 percent of our total shares outstanding.
Dividends. On March 6, 2013, our board of directors declared an increased quarterly dividend of $0.56 per share – the 16th consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.51 per share in March 2012 and $0.47 per share in March 2011. We did not pay any dividends in the first three months of 2013 because we made our first quarter 2013 dividend payment in December 2012.
Debt Proceeds, Net. In 2011, we issued $1.5 billion of fixed-rate notes and used the proceeds to repay $750 of maturing fixed-rate notes. In 2012, we issued $2.4 billion of fixed-rate notes and used the proceeds to redeem, prior to maturity, an equal amount of fixed-rate notes with higher interest rates. We have no material repayments of long-term debt scheduled until 2015. See Note J to the Consolidated Financial Statements in Item 8 for additional information regarding our debt obligations, including scheduled debt maturities.
We ended 2013 with no commercial paper outstanding. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2016 and a $1 billion facility expiring in July 2018. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration statement on file with the Securities and Exchange Commission that allows us to access the capital markets.
NON-GAAP MANAGEMENT METRICS

We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. As described below, we use free cash flow and return on invested capital (ROIC) to measure our performance in these areas. While we believe these metrics provide useful information, they are not operating measures under U.S. generally accepted accounting principles (GAAP), and there are limitations associated with their use. Our calculation of these metrics may not be completely comparable to similarly titled measures of other companies due to potential differences in the method of calculation. As a result, the use of these metrics should not be considered in isolation from, or as a substitute for, other GAAP measures.
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

Year Ended December 31	2009	2010	2011	2012	2013
Net cash provided by operating activities	$2,855	$2,986	$3,238	$2,687	$3,106
Capital expenditures	(385)	(370)	(458)	(450)	(440)
Free cash flow from operations	$2,470	$2,616	$2,780	$2,237	$2,666
Cash flow as a percentage of earnings (loss) from continuing operations:
Net cash provided by operating activities	119%	114%	127%	NM*	125%
Free cash flow from operations	103%	100%	109%	NM*	107%
* Not meaningful (NM) due to net loss in 2012.
Return on Invested Capital. We believe ROIC is a useful measure for investors because it reflects our ability to generate returns from the capital we have deployed in our operations. We use ROIC to evaluate investment decisions and as a performance measure in evaluating management. We define ROIC as net operating profit after taxes divided by average invested capital (the sum of the average debt and shareholders’ equity for the year excluding any change in accumulated other comprehensive loss). Net operating profit after taxes is defined as earnings (loss) from continuing operations plus after-tax interest and amortization expense. ROIC is calculated as follows:

Year Ended December 31	2009	2010	2011	2012	2013
Earnings (loss) from continuing operations	$2,407	$2,628	$2,552	$(332)	$2,486
After-tax interest expense	117	116	106	109	67
After-tax amortization expense	149	155	163	152	106
Net operating profit (loss) after taxes	$2,673	$2,899	$2,821	$(71)	$2,659
Average invested capital	$14,870	$16,634	$17,168	$17,223	$15,989
Return on invested capital	18.0%	17.4%	16.4%	(0.4)%	16.6%
ADDITIONAL FINANCIAL INFORMATION
OFF-BALANCE SHEET ARRANGEMENTS
On December 31, 2013, other than operating leases, we had no material off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables present information about our contractual obligations and commercial commitments on December 31, 2013:

		Payments Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (a)	$4,857	$89	$1,167	$1,028	$2,573
Capital lease obligations	34	3	4	4	23
Operating leases	1,096	216	316	191	373
Purchase obligations (b)	17,023	10,027	5,153	1,446	397
Other long-term liabilities (c)	17,334	3,375	2,267	1,691	10,001
	$40,344	$13,710	$8,907	$4,360	$13,367
(a)Includes scheduled interest payments. See Note J to the Consolidated Financial Statements for discussion of long-term debt.
(b)Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $11.1 billion of purchase obligations for products and services to be delivered under firm government contracts under which we have full recourse under normal contract termination clauses.
(c)Represents other long-term liabilities on our Consolidated Balance Sheets, including the current portion of these liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are based largely on historical experience. This amount also includes all liabilities under our defined-benefit retirement plans. See Note P to the Consolidated Financial Statements in Item 8 for information regarding these liabilities and the plan assets available to satisfy them.

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Letters of credit and guarantees*	$1,824	$774	$72	$715	$263
Trade-in options*	71	71	—	—	—
	$1,895	$845	$72	$715	$263
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

We use this method because we believe the majority of factors that typically result in changes in estimates on our long-term contracts affect the period in which the change is identified and future periods. These changes generally reflect our current expectations as to future performance and, therefore, the reallocation method is the method that best matches our profits to the periods in which they are earned. Most government contractors recognize the impact of a change in estimated profit immediately under the cumulative catch-up method. The impact on operating earnings in the period the change is identified is generally lower under the reallocation method as compared to the cumulative catch-up method. The net increase in our operating earnings (and on a per-share basis) from the quarterly impact of revisions in contract estimates totaled $356 ($0.63) in 2011, $180 ($0.33) in 2012 and $351 ($0.65) in 2013. While no revisions on any one contract were material to our Consolidated Financial Statements in 2013, the amount increased from 2012 largely due to improved performance in the Combat Systems group.
Goodwill and Intangible Assets. Since 1995, we have acquired more than 65 businesses at a total cost of approximately $23 billion. We have recognized goodwill and intangible assets as a result of these acquisitions.
Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process that requires a significant level of estimation and use of judgment by management, particularly the estimate of the fair value of our reporting units. We estimate the fair value of our reporting units primarily based on the discounted projected cash flows of the underlying operations. This requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business, the appropriate risk-adjusted interest rate used to discount the projected cash flows, and terminal value growth and earnings rates applied to the final year of projected cash flows. Due to the variables inherent in our estimates of fair value, differences in assumptions may have a material effect on the result of our impairment analysis. To assess the reasonableness of our discounted projected cash flows, we compare the sum of our reporting units’ fair value to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluate the reasonableness of this control premium by comparing it to control premiums for recent comparable market transactions.
We completed the required annual goodwill impairment test as of December 31, 2013. The first step of the goodwill impairment test compares the fair value of our reporting units to their carrying values. Our reporting units are consistent with our business groups. For our Aerospace, Combat Systems and Marine Systems reporting units, the estimated fair values were at least double their respective carrying values. The fair value of our Information Systems and Technology reporting unit, for which we recorded a $2 billion goodwill impairment in 2012, exceeded its carrying value by a margin of approximately 15 percent. While the projected cash flows have not changed materially from 2012, the book value of the reporting unit has increased, largely due to improvement in the funded status of the unit’s defined-benefit retirement plans. The reporting unit remains at risk for a future goodwill impairment should there be further significant increases in the carrying value of the reporting unit or deterioration in the projected cash flows. Uncertainties in future defense spending remain in the current business environment and could impact projected cash flows for the reporting unit.
We review intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment losses,

where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. As a result of lower revenues throughout 2013, we reviewed the long-lived assets of our axle business in the Combat Systems group for recoverability. The margin by which the expected cash flows of the business exceeded its carrying value was approximately 10 percent. If future cash flows do not support the recovery of the business’ assets, we will be required to impair some or all of the long-lived assets, including specifically identified intangible assets of $175.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. See Note M to the Consolidated Financial Statements in Item 8 for a discussion of these risks. The following discussion quantifies the market risk exposure arising from hypothetical changes in foreign currency exchange rates and interest rates.
Foreign Currency Risk. We had notional forward foreign exchange contracts outstanding of $2.5 billion on December 31, 2012, and $1.7 billion on December 31, 2013. A 10 percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have resulted in the following incremental pretax losses:

	2012	2013
Recognized	$(61)	$(51)
Unrecognized	(71)	(40)
This exchange-rate sensitivity relates primarily to changes in the U.S. dollar/Canadian dollar, euro/Swiss franc and euro/Canadian dollar exchange rates. We believe these hypothetical recognized and unrecognized losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these forward contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Risk. Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. On December 31, 2013, we had $3.9 billion par value of fixed-rate debt and no commercial paper outstanding. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10 percent unfavorable interest rate movement would not have a material impact on the fair value of our debt obligations.
Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2013, we held $5.3 billion in cash and equivalents, but no marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2011	2012	2013
Revenues:
Products	$21,440	$19,784	$19,371
Services	11,237	11,729	11,847
	32,677	31,513	31,218
Operating costs and expenses:
Products	17,230	16,228	15,296
Services	9,591	10,182	10,158
Goodwill impairment	—	1,994	—
General and administrative (G&A)	2,030	2,276	2,079
	28,851	30,680	27,533
Operating earnings	3,826	833	3,685
Interest, net	(141)	(156)	(86)
Other, net	33	(136)	8
Earnings from continuing operations before income taxes	3,718	541	3,607
Provision for income taxes, net	1,166	873	1,121
Earnings (loss) from continuing operations	2,552	(332)	2,486
Discontinued operations, net of tax	(26)	—	(129)
Net earnings (loss)	$2,526	$(332)	$2,357

Earnings (loss) per share
Basic:
Continuing operations	$7.01	$(0.94)	$7.09
Discontinued operations	(0.07)	—	(0.37)
Net earnings (loss)	$6.94	$(0.94)	$6.72
Diluted:
Continuing operations	$6.94	$(0.94)	$7.03
Discontinued operations	(0.07)	—	(0.36)
Net earnings (loss)	$6.87	$(0.94)	$6.67
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
(Dollars in millions)	2011	2012	2013
Net earnings (loss)	$2,526	$(332)	$2,357
Gains (losses) on cash flow hedges	(81)	(23)	3
Unrealized gains (losses) on securities	(1)	6	12
Foreign currency translation adjustments	(89)	141	(118)
Change in retirement plans’ funded status	(1,129)	(1,149)	2,595
Other comprehensive income (loss) before tax	(1,300)	(1,025)	2,492
Provision (benefit) for income tax, net	(424)	(562)	902
Other comprehensive income (loss), net of tax	(876)	(463)	1,590
Comprehensive income (loss)	$1,650	$(795)	$3,947
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

	December 31
(Dollars in millions)	2012	2013
ASSETS
Current assets:
Cash and equivalents	$3,296	$5,301
Accounts receivable	4,204	4,402
Contracts in process	4,964	4,780
Inventories	2,776	2,968
Other current assets	504	435
Total current assets	15,744	17,886
Noncurrent assets:
Property, plant and equipment, net	3,403	3,415
Intangible assets, net	1,383	1,217
Goodwill	12,048	11,977
Other assets	1,731	953
Total noncurrent assets	18,565	17,562
Total assets	$34,309	$35,448

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,469	$2,248
Customer advances and deposits	6,042	6,584
Other current liabilities	3,109	3,362
Total current liabilities	11,620	12,194
Noncurrent liabilities:
Long-term debt	3,908	3,908
Other liabilities	7,391	4,845
Commitments and contingencies (see Note N)
Total noncurrent liabilities	11,299	8,753
Shareholders’ equity:
Common stock	482	482
Surplus	1,988	2,226
Retained earnings	17,860	19,428
Treasury stock	(6,165)	(6,450)
Accumulated other comprehensive loss	(2,775)	(1,185)
Total shareholders’ equity	11,390	14,501
Total liabilities and shareholders’ equity	$34,309	$35,448
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2011	2012	2013
Cash flows from operating activities:
Net earnings (loss)	$2,526	$(332)	$2,357
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	354	386	393
Amortization of intangible assets	238	234	163
Goodwill and intangible asset impairments	111	2,295	—
Stock-based compensation expense	128	114	120
Excess tax benefit from stock-based compensation	(24)	(29)	(23)
Deferred income tax (benefit) provision	14	(148)	104
Discontinued operations, net of tax	26	—	129
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(397)	240	(205)
Contracts in process	(62)	149	177
Inventories	(186)	(478)	(200)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	17	(441)	(223)
Customer advances and deposits	629	730	330
Other current liabilities	86	22	(126)
Other, net	(222)	(55)	110
Net cash provided by operating activities	3,238	2,687	3,106
Cash flows from investing activities:
Capital expenditures	(458)	(450)	(440)
Purchases of available-for-sale securities	(373)	(252)	(135)
Sales of available-for-sale securities	107	186	99
Maturities of available-for-sale securities	235	110	14
Business acquisitions, net of cash acquired	(1,560)	(444)	(1)
Purchases of held-to-maturity securities	(459)	(260)	—
Maturities of held-to-maturity securities	441	224	—
Sales of held-to-maturity securities	—	211	—
Other, net	93	19	96
Net cash used by investing activities	(1,974)	(656)	(367)
Cash flows from financing activities:
Purchases of common stock	(1,468)	(602)	(740)
Dividends paid	(673)	(893)	(591)
Proceeds from option exercises	198	146	583
Repayment of fixed-rate notes	(750)	(2,400)	—
Proceeds from fixed-rate notes	1,497	2,382	—
Other, net	(5)	(15)	23
Net cash used by financing activities	(1,201)	(1,382)	(725)
Net cash used by discontinued operations	(27)	(2)	(9)
Net increase in cash and equivalents	36	647	2,005
Cash and equivalents at beginning of year	2,613	2,649	3,296
Cash and equivalents at end of year	$2,649	$3,296	$5,301
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
Balance, December 31, 2010	$482	$1,729	$17,076	$(4,535)	$(1,436)	$13,316
Net earnings	—	—	2,526	—	—	2,526
Cash dividends declared	—	—	(685)	—	—	(685)
Stock-based awards	—	159	—	181	—	340
Shares purchased	—	—	—	(1,389)	—	(1,389)
Other comprehensive loss	—	—	—	—	(876)	(876)
Balance, December 31, 2011	482	1,888	18,917	(5,743)	(2,312)	13,232
Net loss	—	—	(332)	—	—	(332)
Cash dividends declared	—	—	(725)	—	—	(725)
Stock-based awards	—	100	—	180	—	280
Shares purchased	—	—	—	(602)	—	(602)
Other comprehensive loss	—	—	—	—	(463)	(463)
Balance, December 31, 2012	482	1,988	17,860	(6,165)	(2,775)	11,390
Net earnings	—	—	2,357	—	—	2,357
Cash dividends declared	—	—	(789)	—	—	(789)
Stock-based awards	—	238	—	455	—	693
Shares purchased	—	—	—	(740)	—	(740)
Other comprehensive income	—	—	—	—	1,590	1,590
Balance, December 31, 2013	$482	$2,226	$19,428	$(6,450)	$(1,185)	$14,501
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share amounts or unless otherwise noted)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. General Dynamics is organized into four business groups: Aerospace, which produces Gulfstream aircraft, provides aircraft services and performs aircraft completions for other original equipment manufacturers (OEMs); Combat Systems, which designs and manufactures combat vehicles, weapons systems and munitions; Marine Systems, which designs, constructs and repairs surface ships and submarines; and Information Systems and Technology, which provides communication and information technology systems and solutions. Our primary customer is the U.S. government. We also do significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business aircraft.
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
We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the favorable impact of revisions in contract estimates totaled $356 ($0.63) in 2011, $180 ($0.33) in 2012 and $351 ($0.65) in 2013. No revisions on any one contract were material in 2013.

Discontinued Operations. In 2013, we recognized a $129 loss, net of taxes, from the settlement of the A-12 litigation with the U.S. Navy. The litigation was related to a terminated contract in the company’s former tactical military aircraft business. The $198 credit due the Navy under the terms of the settlement agreement is reported in other current and noncurrent liabilities on the Consolidated Balance Sheets and will be utilized over several years as the company renders services on the DDG-1000 program. This activity, including an estimated $57 expected in 2014, will be reported in net cash used by discontinued operations on the Consolidated Statements of Cash Flows. See Note N for further discussion of the A-12 settlement.
In 2011, we recognized losses of $26 from the settlement of an environmental matter associated with a former operation of the company and our estimate of legal costs associated with the A-12 litigation as a result of the U.S. Supreme Court’s decision in that year that extended the expected timeline associated with the litigation. Net cash used by discontinued operations in 2011 consists primarily of cash associated with the environmental settlement.
Research and Development Expenses. Company-sponsored research and development (R&D) expenses, including product development costs, were $372 in 2011, $374 in 2012 and $310 in 2013. R&D expenses are included in operating costs and expenses in the Consolidated Statements of Earnings (Loss) in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contracts.
The Aerospace group has cost-sharing arrangements with some of its suppliers that enhance the group’s internal development capabilities and offset a portion of the financial cost associated with the group’s product development efforts. These arrangements explicitly state that supplier contributions are for reimbursements of costs we incur in the development of new aircraft models and technologies, and we retain substantial rights in the products developed under these arrangements. We record amounts received from these cost-sharing arrangements as a reduction of R&D expenses. We have no obligation to refund any amounts received under the agreement regardless of the outcome of the development effort. Under the terms of each agreement, payments received from suppliers for their share of the costs are based typically on milestones and are generally recognized as received.
Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2011	2012	2013
Interest expense	$155	$168	$103
Interest income	(14)	(12)	(17)
Interest expense, net	$141	$156	$86
Interest payments	$133	$186	$94
The decrease in interest expense from 2012 results from our debt refinancing completed in December 2012 that lowered the weighted-average interest rate on our outstanding debt from 3.9 percent to 2.2 percent. See Note J to the Consolidated Financial Statements for additional information regarding our debt obligations.
Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. We report our investments in available-for-sale securities at fair value. Changes in the fair value of available-for-sale securities are recognized as a component of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). The interest income on these securities is a component of our net interest expense in the Consolidated Statements of Earnings (Loss). These investments are included in other current and noncurrent assets on the Consolidated Balance Sheets (see Note D). We had no trading or held-to-maturity securities on December 31, 2012 or 2013.
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
We review goodwill for impairment annually or when circumstances indicate that an impairment is more likely than not. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. The test for goodwill impairment is a two-step process to first identify potential goodwill impairment for each reporting unit and then, if necessary, measure the amount of the impairment loss. Our reporting units are consistent with our business groups in Note Q. For a summary of our goodwill by reporting unit, see Note B.
Subsequent Events. In January 2014, we entered into an accelerated share repurchase (ASR) agreement with a financial institution. Under the ASR program, we repurchased 11.4 million shares of our common stock for $1.2 billion on January 24, 2014, funded by cash on hand. Our final cost will be determined based on the volume-weighted average daily market price of our stock during the term of the agreement, which expires later in 2014. On February 5, 2014, with shares from the prior authorization exhausted by the ASR program, the board of directors authorized management to repurchase 20 million additional shares of common stock on the open market, approximately 6 percent of our total shares outstanding as of December 31, 2013.
We have evaluated other material events and transactions that have occurred after December 31, 2013, and concluded that none have occurred that require adjustment to or disclosure in the Consolidated Financial Statements.

B. ACQUISITIONS, DIVESTITURES, GOODWILL AND INTANGIBLE ASSETS
Acquisitions and Divestitures
We did not acquire any businesses in 2013.
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
Goodwill
The changes in the carrying amount of goodwill by reporting unit during 2012 and 2013 were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2011	$2,644	$2,839	$229	$7,864	$13,576
Impairment	—	—	—	(1,994)	(1,994)
Acquisitions (a)	11	86	61	221	379
Other (b)	42	36	—	9	87
December 31, 2012	$2,697	$2,961	$290	$6,100	$12,048
Acquisitions (a)	—	2	(1)	1	2
Other (b)	44	(69)	—	(48)	(73)
December 31, 2013	$2,741	$2,894	$289	$6,053	$11,977
(a)Includes adjustments during the purchase price allocation period.
(b)Consists primarily of adjustments for foreign currency translation and allocations of goodwill associated with asset sales.
We completed the required annual goodwill impairment test as of December 31, 2013. The first step of the goodwill impairment test compares the fair values of our reporting units to their carrying values. Our reporting units are consistent with our business groups. We estimate the fair values of our reporting units primarily based on the discounted projected cash flows of the underlying operations. For our Aerospace, Combat Systems and Marine Systems reporting units, the estimated fair values were at least double their respective carrying values as of December 31, 2013. The fair value of our Information Systems and Technology reporting unit, for which we recorded a goodwill impairment in 2012 discussed below, exceeded its carrying value by a smaller margin of approximately 15 percent. While the projected cash flows have not changed materially from 2012, the carrying value of the reporting unit has increased, largely due to improvement in the funded status of the unit’s defined-benefit retirement plans (see Note P for a discussion of our defined-benefit retirement plans). The reporting unit remains at risk for a future goodwill impairment should there be further significant increases in the carrying value of the reporting unit or deterioration in the projected cash flows.
In 2012, we recorded a $2 billion goodwill impairment in the Information Systems and Technology reporting unit. Revenue pressure from slowed defense spending and the threat of sequestration and margin compression due to mix shift impacted operating results and tempered the projected cash flows of the reporting unit, which negatively impacted our estimate of its fair value. Because step one of the impairment test concluded that the carrying value of the reporting unit exceeded its estimated fair value, we performed the second step of the test to measure the amount of the impairment loss, if any. The second step requires the allocation of the reporting unit’s fair value to its assets and liabilities, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the carrying value, the difference is recorded as an impairment loss. Prior to December 31, 2012, we had no accumulated impairment losses.
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2012			December 31, 2013
Contract and program intangible assets*	$2,066	$(1,165)	$901	$2,042	$(1,273)	$769
Trade names and trademarks	494	(87)	407	507	(103)	404
Technology and software	180	(108)	72	140	(97)	43
Other intangible assets	175	(172)	3	155	(154)	1
Total intangible assets	$2,915	$(1,532)	$1,383	$2,844	$(1,627)	$1,217
* Consists of acquired backlog and probable follow-on work and related customer relationships.
We did not recognize any impairments of our intangible assets in 2013. As a result of lower revenues throughout 2013, we reviewed the long-lived assets of our axle business in the Combat Systems group for recoverability in 2013 prior to conducting step one of our goodwill impairment test. The margin by which the expected cash flows of the business exceeded its carrying value was approximately 10 percent. If future cash flows do not support the recovery of the business’ assets, we will be required to impair some or all of the long-lived assets, including specifically identified intangible assets of $175.
In 2012, we recognized impairments in our Aerospace and Information Systems and Technology groups of $191 and $110, respectively, on contract and program, and related technology, intangible assets for substantially all of their remaining values. These losses were reported in operating costs and expenses in the respective segments. In the Aerospace group, lower demand in our maintenance business at Jet Aviation caused by an increasingly competitive marketplace resulted in a review of the long-lived assets of the business. In the Information Systems and Technology group, 2012 competitive losses and award delays in our optical products business indicative of lower overall demand resulted in a review of the long-lived assets.
In 2011, losses on narrow- and wide-body commercial aircraft contracts and lower volume for business-jet aircraft manufactured by other OEMs triggered a review of the long-lived assets of the completions business in the Aerospace group, resulting in a $111 impairment of the contract and program intangible asset.
The amortization lives (in years) of our intangible assets on December 31, 2013, were as follows:

Range of
Amortization Life
Contract and program intangible assets	7-30
Trade names and trademarks	30
Technology and software	7-15
Other intangible assets	5
Amortization expense was $238 in 2011, $234 in 2012 and $163 in 2013. We expect to record annual amortization expense over the next five years as follows:

2014	$141
2015	137
2016	110
2017	96
2018	86

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

Year Ended December 31	2011	2012	2013
Basic weighted average shares outstanding	364,147	353,346	350,714
Dilutive effect of stock options and restricted stock/RSUs*	3,377	—	2,785
Diluted weighted average shares outstanding	367,524	353,346	353,499
* Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock because the effect of including these options and restricted shares would be antidilutive: 2011 - 23,079 and 2013 - 8,246.

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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2012 or 2013, except for long-lived assets that were impaired in 2012. We estimated the fair value of these assets primarily based on the discounted projected cash flows of the underlying operations, a Level 3 fair value measure.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2012 and 2013, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2012
Other investments	$150	$150	$96	$54
Derivatives	22	22	—	22
Long-term debt, including current portion	(3,909)	(3,966)	—	(3,966)

	December 31, 2013
Other investments	$183	$183	$134	$49
Derivatives	10	10	—	10
Long-term debt, including current portion	(3,909)	(3,758)	—	(3,758)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2012 or 2013.

E. INCOME TAXES
Income Tax Provision. We calculate our provision for federal, state and international income taxes based on current tax law. The reported tax provision differs from the amounts currently receivable or payable because some income and expense items are recognized in different time periods for financial reporting than for income tax purposes. The following is a summary of our net provision for income taxes for continuing operations:

Year Ended December 31	2011	2012	2013
Current:
U.S. federal	$951	$892	$857
State	20	(9)	28
International	181	138	132
Total current	1,152	1,021	1,017
Deferred:
U.S. federal	87	(172)	108
State	—	(5)	1
International	(73)	29	(5)
Total deferred	14	(148)	104
Provision for income taxes, net	$1,166	$873	$1,121
Net income tax payments	$1,083	$1,155	$888

State and local income taxes allocable to U.S. government contracts are included in operating costs and expenses in the Consolidated Statements of Earnings (Loss) and, therefore, not included in the provision above.
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2011	2012	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax on commercial operations, net of federal benefits	0.4	(1.6)	0.7
Impact of international operations	(1.0)	53.8	—
Domestic production deduction	(1.8)	(11.2)	(2.2)
Domestic tax credits	(0.6)	(1.4)	(0.8)
Goodwill impairment	—	92.1	—
Other, net	(0.6)	(5.3)	(1.6)
Effective income tax rate	31.4%	161.4%	31.1%
In 2013, other, net primarily represents a tax benefit from the shutdown of the ruggedized hardware product line in our Information Systems and Technology business group.
Our 2012 effective tax rate was unfavorably impacted by two items. Due to the non-deductible nature of a substantial portion of our goodwill, there was a limited tax benefit recognized on the impairment. In addition, due to the unfavorable market conditions impacting certain of our international subsidiaries, a valuation allowance was established for their net deferred tax assets, including the operating losses resulting from the charges at our European Land Systems business in the fourth quarter of 2012 (see deferred tax assets table below).
Deferred Tax Assets. The tax effects of temporary differences between reported earnings and taxable earnings consisted of the following:

December 31	2012	2013
Retirement benefits	$1,746	$783
Tax loss and credit carryforwards	561	581
Salaries and wages	261	249
Workers’ compensation	260	272
A-12 contract termination	94	163
Other	331	311
Deferred assets	3,253	2,359
Valuation allowance	(335)	(383)
Net deferred assets	$2,918	$1,976
Intangible assets	$(950)	$(995)
Contract accounting methods	(367)	(322)
Property, plant and equipment (PP&E)	(231)	(269)
Capital Construction Fund	(239)	(240)
Other	(153)	(133)
Deferred liabilities	$(1,940)	$(1,959)
Net deferred tax asset	$978	$17
Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

December 31	2012	2013
Current deferred tax asset	$44	$36
Current deferred tax liability	(173)	(298)
Noncurrent deferred tax asset	1,251	416
Noncurrent deferred tax liability	(144)	(137)
Net deferred tax asset	$978	$17
We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to valuation allowances recognized.
Our retirement benefits deferred tax amount includes a deferred tax asset of $2.1 billion on December 31, 2012, and $1.2 billion on December 31, 2013, related to the amounts recorded in accumulated other comprehensive loss (AOCL) to recognize the funded status of our retirement plans. See Notes L and P for further discussion. The decrease in the December 31, 2013, deferred tax asset amount is due to improvement in the funded status of our defined-benefit retirement plans during the year.
With the settlement of the A-12 litigation, we expect to receive in 2014 the tax benefits from the contract termination. Further, we believe we are entitled to interest in accordance with the Internal Revenue Code that will be recognized when the amount is determined to be realizable. See Note N to the Consolidated Financial Statements for further discussion of the A-12 settlement.
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

The CCF is collateralized by qualified assets as defined by the Maritime Administration. We had U.S. government accounts receivable invested in the CCF of $684 on December 31, 2012, and $459 on December 31, 2013.
On December 31, 2013, we had net operating loss carryforwards of $1.5 billion that begin to expire in 2016 and R&D and investment tax credit carryforwards of $181 that begin to expire in 2014.
Earnings from continuing operations before income taxes included international income (loss) of $473 in 2011, ($194) in 2012 and $360 in 2013. We intend to reinvest indefinitely the undistributed earnings of some of our non-U.S. subsidiaries. On December 31, 2013, we had approximately $1.7 billion of undistributed earnings from these non-U.S. subsidiaries. In general, should these earnings be distributed, a portion would be treated as dividends under U.S. tax law and thus subject to U.S. federal income tax at the statutory rate of 35 percent, but would generate offsetting foreign tax credits.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on December 31, 2013, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. ACCOUNTS RECEIVABLE
Accounts receivable represent amounts billed and currently due from customers and consisted of the following:

December 31	2012	2013
Non-U.S. government	$2,728	$2,767
U.S. government	778	951
Commercial	698	684
Total accounts receivable	$4,204	$4,402
Receivables from non-U.S. government customers include amounts related to long-term production programs for the Spanish Ministry of Defence of $2.5 billion on December 31, 2013. A different ministry, the Spanish Ministry of Industry, has funded work on these programs in advance of costs incurred by the company. The cash advances are reported on the Consolidated Balance Sheets in current customer advances and deposits and will be repaid to the Ministry of Industry as we collect on the outstanding receivables from the Ministry of Defence. The net amount for these programs on December 31, 2013, is an advance payment of $102. With respect to our other receivables, we expect to collect substantially all of the December 31, 2013, balance during 2014.

G. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

December 31	2012	2013
Contract costs and estimated profits	$8,162	$7,961
Other contract costs	1,089	1,178
	9,251	9,139
Advances and progress payments	(4,287)	(4,359)
Total contracts in process	$4,964	$4,780
Contract costs consist primarily of labor, material, overhead and G&A expenses. Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material on December 31, 2012 or 2013.
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
Excluding our other contract costs, we expect to bill all but approximately 15 percent of our year-end 2013 contracts-in-process balance during 2014. Of the amount not expected to be billed in 2014, approximately $315 relates to a single contract, the Canadian Maritime Helicopter Project (MHP), as the prime contract is behind schedule. Ultimately, we believe these delays will be resolved and the balance will be billed and collected.

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
Inventories consisted of the following:

December 31	2012	2013
Work in process	$1,518	$1,635
Raw materials	1,109	1,258
Finished goods	69	57
Pre-owned aircraft	80	18
Total inventories	$2,776	$2,968

I. PROPERTY, PLANT AND EQUIPMENT, NET
PP&E is carried at historical cost, net of accumulated depreciation. The major classes of PP&E were as follows:

December 31	2012	2013
Machinery and equipment	$3,966	$4,156
Buildings and improvements	2,442	2,508
Land and improvements	340	337
Construction in process	255	247
Total PP&E	7,003	7,248
Accumulated depreciation	(3,600)	(3,833)
PP&E, net	$3,403	$3,415

We depreciate most of our assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods of up to 50 years. Machinery and equipment are depreciated over periods of up to 30 years. Our government customers provide certain facilities and as such, we do not include these facilities above.

J. DEBT
Debt consisted of the following:

December 31		2012	2013
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$500	$500
July 2016	2.250%	500	500
November 2017	1.000%	895	896
July 2021	3.875%	499	499
November 2022	2.250%	990	991
November 2042	3.600%	498	498
Other	Various	27	25
Total debt		3,909	3,909
Less current portion		1	1
Long-term debt		$3,908	$3,908
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries (see Note R for condensed consolidating financial statements). We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.

The aggregate amounts of scheduled maturities of our debt for the next five years are as follows:

Year Ended December 31
2014	$1
2015	500
2016	500
2017	897
2018	1
Thereafter	2,010
Total debt	$3,909
While we had no commercial paper outstanding on December 31, 2013, we issued, and subsequently repaid, $500 of commercial paper in the fourth quarter of 2013. We maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2016 and a $1 billion multi-year facility expiring in July 2018. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $280 in committed bank credit facilities to provide backup liquidity to our European businesses.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on December 31, 2013.

K. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

December 31	2012	2013
Salaries and wages	$835	$807
Workers’ compensation	578	497
Retirement benefits	318	303
Deferred income taxes	173	298
Other (a)	1,205	1,457
Total other current liabilities	$3,109	$3,362

Retirement benefits	$5,671	$3,076
Customer deposits on commercial contracts	849	677
Deferred income taxes	144	137
Other (b)	727	955
Total other liabilities	$7,391	$4,845
(a)Consists primarily of dividend payable, taxes payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers’ compensation and liabilities of discontinued operations.

The increase in the December 31, 2013, other current liabilities amount is primarily due to $198 of dividends payable. We did not have any dividends payable on December 31, 2012, because we paid our first quarter 2013 dividend in December 2012. The decrease in the December 31, 2013, noncurrent retirement benefits amount is due to improvement in the funded status of our defined-benefit retirement plans. See Note E for further discussion of deferred tax balances and Note P for further discussion of retirement benefits.

L. SHAREHOLDERS’ EQUITY
Authorized Stock. Our authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by our board of directors.
Shares Issued and Outstanding. On December 31, 2012, we had 481,880,634 shares of common stock issued and 353,674,248 shares of common stock outstanding. On December 31, 2013, we had 481,880,634 shares of common stock issued and 353,402,794 shares of common stock outstanding, including unvested restricted stock of 1,947,273 shares. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2013 resulted from share activity under our equity compensation plans (see Note O for further discussion) and shares repurchased in the open market. In 2013, we repurchased 9.4 million shares at an average price of $78 per share.
On October 2, 2013, with 1.4 million shares remaining under a prior authorization, the board of directors authorized management to repurchase an additional 10 million shares. On December 31, 2013, approximately 11.4 million shares remained authorized for repurchase, about 3 percent of our total shares outstanding. All of these shares were subsequently repurchased in January 2014 through an ASR agreement with a financial institution. See Note A for further discussion of the ASR and the subsequent authorization by the board of directors to repurchase 20 million additional shares of common stock on the open market.
Dividends per Share. Dividends declared per share were $1.88 in 2011, $2.04 in 2012 and $2.24 in 2013. Cash dividends paid were $673 in 2011, $893 in 2012 and $591 in 2013. In advance of possible tax increases in 2013, we accelerated our first quarter 2013 dividend payment to December 2012.
Other Comprehensive Income (Loss). The tax effect for each component of other comprehensive income (loss) (OCL) consisted of the following:

Year Ended December 31, 2011	Gross Amount	Benefit (Provision) for Income Tax	Net Amount
Losses on cash flow hedges	$(81)	$22	$(59)
Unrealized losses on securities	(1)	—	(1)
Foreign currency translation adjustments	(89)	18	(71)
Change in retirement plans' funded status	(1,129)	384	(745)
Other comprehensive loss	$(1,300)	$424	$(876)

Year Ended December 31, 2012	Gross Amount	Benefit (Provision) for Income Tax	Net Amount
Losses on cash flow hedges	$(23)	$3	$(20)
Unrealized gains on securities	6	(2)	4
Foreign currency translation adjustments	141	130	271
Change in retirement plans' funded status	(1,149)	431	(718)
Other comprehensive loss	$(1,025)	$562	$(463)

Year Ended December 31, 2013	Gross Amount	Benefit (Provision) for Income Tax	Net Amount
Gains on cash flow hedges	$3	$—	$3
Unrealized gains on securities	12	(4)	8
Foreign currency translation adjustments	(118)	—	(118)
Change in retirement plans' funded status	2,595	(898)	1,697
Other comprehensive income	$2,492	$(902)	$1,590
The changes, net of tax, in each component of AOCL consisted of the following:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2010	$85	$4	$892	$(2,417)	$(1,436)
2011 other comprehensive loss	(59)	(1)	(71)	(745)	(876)
Balance, December 31, 2011	26	3	821	(3,162)	(2,312)
2012 other comprehensive loss	(20)	4	271	(718)	(463)
Balance, December 31, 2012	6	7	1,092	(3,880)	(2,775)
OCL before reclassifications	11	8	(118)	1,453	1,354
Amounts reclassified from AOCL	(8)	—	—	244	236
2013 other comprehensive income	3	8	(118)	1,697	1,590
Balance, December 31, 2013	$9	$15	$974	$(2,183)	$(1,185)

Significant amounts reclassified out of each component of AOCL in 2013 consisted of the following:

	Amount Reclassified from AOCL	Consolidated Statements of Earnings (Loss) Line Item
Losses on cash flow hedges of foreign exchange contracts	$(12)	Operating costs and expenses
	4	Tax benefit
	(8)
Changes in retirement plans' funded status
Recognized net actuarial loss	435	*
Amortization of prior service credit	(60)	*
	(131)	Tax expense
	244
Total reclassifications, net of tax	$236
* These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note P for additional details.

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2013, we held $5.3 billion in cash and equivalents, but held no marketable securities.
Hedging Activities. We had $2.5 billion in notional forward exchange contracts outstanding on December 31, 2012, and $1.7 billion on December 31, 2013. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statements of Earnings (Loss) or in OCL within the Consolidated Statements of Comprehensive Income (Loss) depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in OCL until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statements of Earnings (Loss). The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statements of Earnings (Loss) for all derivative financial instruments, regardless of designation.
Net gains and losses recognized in earnings and OCL, including gains and losses related to hedge ineffectiveness, were not material to our results of operations in any of the past three years. We do not expect the amount of gains and losses in OCL that will be reclassified to earnings in 2014 to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2012, or December 31, 2013.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations in any of the past three years. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in each of the past three years.

N. COMMITMENTS AND CONTINGENCIES
Litigation
Termination of A-12 Program. The A-12 aircraft contract was a fixed-price incentive contract between the U.S. Navy and a team composed of contractors General Dynamics and McDonnell Douglas (now a subsidiary of The Boeing Company) for the full-scale development and initial production of a carrier-based Advanced Tactical Aircraft. In January 1991, the Navy terminated the contract for default and demanded the contractors repay $1.4 billion in unliquidated progress payments. Following the termination, the Navy agreed to defer the collection of that amount pending a negotiated settlement or other resolution. Both contractors had full responsibility to the Navy for performance under the contract, and both were jointly and severally liable for potential liabilities arising from the termination.
Over 20 years of litigation, the trial court (the U.S. Court of Federal Claims), appeals court (the Court of Appeals for the Federal Circuit) and the U.S. Supreme Court have issued various rulings, some in favor of the government and others in favor of the contractors.
In the third quarter of 2013, the Navy and the contractors signed a written settlement agreement that provided for in-kind consideration by the contractors in exchange for dismissal of the case. Under the settlement agreement we agreed to provide a credit to the Navy in the amount of $198 toward the design, construction and delivery of portions of a ship in the DDG-1000 program. The settlement agreement was contingent largely upon approval by Congress of legislation that would authorize the Navy to receive and retain payment in-kind for the settlement. In December 2013, President Obama signed the National Defense Authorization Act, which contained a provision authorizing the A-12 settlement. Accordingly, we recognized a $198 loss ($129, net of taxes) in discontinued operations in the fourth quarter of 2013. The settlement agreement provided that within a specified time of enactment of the authorizing legislation the parties would file with the Court of Federal Claims a stipulation of the dismissal of the A-12 litigation with prejudice. The parties filed the stipulation in early 2014 and the Court dismissed the A-12 litigation on January 23, 2014.

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
Minimum Lease Payments
Total expense under operating leases was $274 in 2011, $301 in 2012 and $311 in 2013. Operating leases are primarily for facilities and equipment. Future minimum lease payments due are as follows:

Year Ended December 31
2014	$216
2015	177
2016	139
2017	106
2018	85
Thereafter	373
Total minimum lease payments	$1,096
Other
Portugal Program. In 2012, the Portuguese Ministry of National Defense notified our Combat Systems group’s European Land Systems business that it was terminating a contract to provide 260 Pandur vehicles based on an alleged breach of contract. Subsequently, the customer drew $75 from bank guarantees for the contract. We have asserted that we are not in breach of the contract and that the termination of the contract was invalid, and we are currently in arbitration with the customer. Given the uncertainty of receiving further payments, we reserved in 2012 the receivables and contracts in process balances and accrued an estimate of the remaining costs related to the close-out of the contract, totaling $258. As of December 31, 2013, we had approximately $145 outstanding under a bank guarantee for the program’s offset requirements. The bank guarantee could be drawn upon by the customer through 2014.

Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.8 billion on December 31, 2013. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
Labor Agreements. Approximately one-fifth of our employees and our subsidiaries’ employees are represented by labor organizations and work under local works council agreements and 56 company-negotiated agreements. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating successor agreements without any material disruption of operating activities. We expect to renegotiate the terms of 11 collective agreements in 2014, covering approximately 4,300 employees. We do not expect the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.
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
The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2011	2012	2013
Beginning balance	$260	$293	$319
Warranty expense	88	91	125
Payments	(56)	(58)	(83)
Adjustments	1	(7)	(5)
Ending balance	$293	$319	$356

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

Stock options may be granted either as incentive stock options, intended to qualify for capital gain treatment under Section 422 of the Internal Revenue Code (the Code), or as options not qualified under the Code. As a matter of practice, we do not currently grant incentive stock options. All options granted under the Equity Compensation Plans are issued with an exercise price at the fair market value of the common stock on the date of grant. Awards of stock options vest over two years, with 50 percent of the options vesting in one year and the remaining 50 percent vesting the following year. Stock options that have been awarded under the Equity Compensation Plans expire five or seven years after the grant date. We grant annual stock option awards to participants in the Equity Compensation Plans on the first Wednesday of March based on the average of the high and low stock prices on that day as listed on the New York Stock Exchange. On occasion, we may also make limited ad hoc grants at other times during the year for new hires or promotions.

Grants of restricted stock are awards of shares of common stock that are released approximately four years after the grant date. During that restriction period, recipients may not sell, transfer, pledge, assign or otherwise convey their restricted shares to another party. However, during the restriction period, the recipient is entitled to vote the restricted shares and receive dividends on those shares.

Participation units represent obligations that have a value derived from or related to the value of our common stock. These include stock appreciation rights, phantom stock units and RSUs and are payable in cash or common stock. Beginning in 2012, we granted RSUs with a performance measure based on a management metric, return on invested capital (ROIC). Depending on the company’s performance with respect to this metric, the number of RSUs earned may be less than, equal to or greater than the original number of RSUs awarded.

We issue common stock under our equity compensation plans from treasury stock. On December 31, 2013, in addition to the shares reserved for issuance upon the exercise of outstanding options, approximately 18 million shares have been authorized for options and restricted stock that may be granted in the future.

Stock-based Compensation Expense. Stock-based compensation expense is included in G&A expenses. The following table details the components of stock-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2011	2012	2013
Stock options	$58	$57	$48
Restricted stock	25	17	30
Total stock-based compensation expense, net of tax	$83	$74	$78
Stock Options. We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. We estimate the fair value of options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2011	2012	2013
Expected volatility	28.4-31.5%	27.9-31.3%	21.6-27.3%
Weighted average expected volatility	30.1%	30.7%	23.5%
Expected term (in months)	43-53	43-53	43-53
Risk-free interest rate	1.2-1.9%	0.6-0.8%	0.5-1.0%
Expected dividend yield	2.0%	2.7%	3.0%
We determine the above assumptions based on the following:

•	Expected volatility is based on the historical volatility of our common stock over a period equal to the expected term of the option.

•
Expected term is based on historical option exercise data used to determine the expected employee exercise behavior. Based on historical option exercise data, we have estimated different expected terms and determined a separate fair value for options granted for two employee populations.

•	Risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.

•	Expected dividend yield is based on our historical dividend yield level.

The resulting weighted average fair value per option granted was $15.63 in 2011, $13.23 in 2012 and $8.90 in 2013. Stock option expense reduced pretax operating earnings (and on a per-share basis) by $90 ($0.16) in 2011, $88 ($0.16) in 2012 and $74 ($0.14) in 2013. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note Q). On December 31, 2013, we had $46 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of one year.
A summary of option activity during 2013 follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2012	26,124,759	$72.19
Granted	7,566,031	67.77
Exercised	(9,079,434)	65.55
Forfeited/cancelled	(6,973,245)	81.62
Outstanding on December 31, 2013	17,638,111	$69.99
Vested and expected to vest on December 31, 2013	17,314,425	$70.03
Exercisable on December 31, 2013	7,550,972	$71.85

Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2013, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding	4.8	$451
Vested and expected to vest	4.8	441
Exercisable	3.4	179
In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. For options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of options exercised was $113 in 2011, $112 in 2012 and $154 in 2013. We received cash from the exercise of stock options of $198 in 2011, $146 in 2012 and $583 in 2013.

Restricted Stock/Restricted Stock Units. We determine the fair value of restricted stock and RSUs as the average of the high and low market prices of our stock on the date of grant. We generally recognize compensation expense related to restricted stock and RSUs on a straight-line basis over the period during which the restriction lapses, which is generally four years.

Compensation expense related to restricted stock and RSUs reduced pretax operating earnings (and on a per-share basis) by $38 ($0.07) in 2011, $26 ($0.05) in 2012 and $46 ($0.09) in 2013. On December 31, 2013, we had $48 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted average period of 2.3 years.

A summary of restricted stock and RSU activity during 2013 follows:

	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2012	2,493,449	$61.23
Granted	1,000,541	67.99
Vested	(903,731)	40.46
Forfeited	(82,862)	70.33
Nonvested at December 31, 2013	2,507,397	$71.11

The total fair value of shares vested was $28 in 2011, $28 in 2012 and $63 in 2013.

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

Our contributions to these plans totaled $203 in 2011, $201 in 2012 and $204 in 2013. The defined-contribution plans held approximately 31 million and 27 million shares of our common stock, representing approximately 9 percent and 8 percent of our outstanding shares, on December 31, 2012 and 2013, respectively.
Pension Benefits. We have six noncontributory and six contributory trusteed, qualified defined-benefit pension plans covering eligible government business employees, and two noncontributory and four contributory plans covering eligible commercial business employees, including some employees of our international operations. The primary factors affecting the benefits earned by participants in our pension plans are employees’ years of service and compensation levels. Our primary government pension plan, which comprises the majority of our unfunded obligation, was closed to new salaried participants on January 1, 2007. Additionally, we made changes to this plan for certain participants effective in 2014 that limit or cease the benefits that accrue for future service. As a result of these modifications, the plan’s projected benefit obligation (PBO) was reduced by approximately $205.
We also sponsor one funded and several unfunded non-qualified supplemental executive plans, which provide participants with additional benefits, including excess benefits over limits imposed on qualified plans by federal tax law.
Other Post-retirement Benefits. We maintain plans that provide post-retirement healthcare and life insurance coverage for certain of our employees and retirees. These benefits vary by employment status, age, service and salary level at retirement. The coverage provided and the extent to which the retirees share in the cost of the program vary throughout the company. The plans provide health and life insurance benefits only to those employees who retire directly from our service and not to those who terminate service prior to eligibility for retirement.
Contributions and Benefit Payments
It is our policy to fund our defined-benefit retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions, considered within our capital deployment framework. We make discretionary and required contributions to our pension plans to provide for benefits attributed to service to date and to be earned in the future. Our required contributions are determined in accordance with IRS regulations. The contributions to our pension plans depend on a variety of factors, including discount rates and annual returns on our plan assets. We contributed $601 to our pension plans in 2013, including approximately $250 of voluntary contributions. We expect to contribute approximately $550 to our pension plans in 2014.
We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our post-retirement benefit plans. For non-funded plans, claims are paid as received. We contributed $25 to our other post-retirement plans in 2013 and expect to contribute a similar amount in 2014.
We expect the following benefits to be paid from our retirement plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2014	$496	$82
2015	520	83
2016	543	83
2017	569	82
2018	596	82
2019-2023	3,427	397
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
In 2011, changes were made to the CAS to harmonize the regulations with the Pension Protection Act of 2006 (PPA). For certain contracts awarded prior to February 27, 2012, we are entitled to recover additional pension costs from our customers resulting from the CAS harmonization with the PPA. We submitted REAs of approximately $165 for these contracts in 2012. These REAs remain outstanding on December 31, 2013, and are subject to negotiation with our customer, the U.S. Department of Defense.
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
We recognize an asset or liability on the Consolidated Balance Sheets equal to the funded status of each of our defined-benefit retirement plans. The funded status is the difference between the fair value of the plan’s assets and its benefit obligation. Changes in plan assets and liabilities due to differences between actuarial assumptions and the actual results of the plan are recorded directly to AOCL in shareholders’ equity on the Consolidated Balance Sheets rather than charged to earnings. These differences are then amortized over future years as a component of our annual benefit cost. We amortize actuarial differences under qualified plans on a straight-line basis over the average remaining service period of eligible employees.

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
Our annual pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits
Year Ended December 31	2011	2012	2013
Service cost	$245	$266	$298
Interest cost	517	523	492
Expected return on plan assets	(599)	(588)	(590)
Recognized net actuarial loss	173	287	409
Amortization of prior service credit	(43)	(42)	(67)
Annual benefit cost	$293	$446	$542

	Other Post-retirement Benefits
Year Ended December 31	2011	2012	2013
Service cost	$13	$12	$15
Interest cost	62	59	53
Expected return on plan assets	(31)	(30)	(29)
Recognized net actuarial loss	4	10	26
Amortization of prior service cost	6	7	7
Annual benefit cost	$54	$58	$72

The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2012	2013	2012	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$(10,242)	$(12,114)	$(1,179)	$(1,384)
Service cost	(266)	(298)	(12)	(15)
Interest cost	(523)	(492)	(59)	(53)
Amendments	—	234	—	—
Actuarial gain (loss)	(1,527)	1,094	(211)	177
Settlement/curtailment/other	(7)	2	(5)	11
Benefits paid	451	561	82	81
Benefit obligation at end of year	$(12,114)	$(11,013)	$(1,384)	$(1,183)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$6,250	$7,227	$379	$426
Actual return on plan assets	874	1,200	64	116
Employer contributions	532	601	32	25
Settlement/curtailment/other	12	(3)	—	—
Benefits paid	(441)	(549)	(49)	(48)
Fair value of assets at end of year	$7,227	$8,476	$426	$519
Funded status at end of year	$(4,887)	$(2,537)	$(958)	$(664)

Amounts recognized on our Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2012	2013	2012	2013
Noncurrent assets	$144	$178	$—	$—
Current liabilities	(114)	(104)	(204)	(199)
Noncurrent liabilities	(4,917)	(2,611)	(754)	(465)
Net liability recognized	$(4,887)	$(2,537)	$(958)	$(664)
Amounts deferred in AOCL consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2012	2013	2012	2013
Net actuarial loss	$5,737	$3,618	$401	$109
Prior service (credit) cost	(214)	(387)	21	10
Total amount recognized in AOCL, pretax	$5,523	$3,231	$422	$119

The following is a reconciliation of the change in AOCL for our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2012	2013	2012	2013
Net actuarial loss (gain)	$1,241	$(1,704)	$177	$(264)
Prior service cost	—	(234)	—	—
Amortization of:
Net actuarial loss from prior years	(287)	(409)	(10)	(26)
Prior service credit (cost)	42	67	(7)	(7)
Other*	(5)	(12)	(2)	(6)
Change in AOCL, pretax	$991	$(2,292)	$158	$(303)
* Includes foreign exchange translation and curtailment adjustments.
The following table represents amounts deferred in AOCL on the Consolidated Balance Sheets on December 31, 2013, that we expect to recognize in our retirement benefit cost in 2014:

	Pension Benefits	Other Post-retirement Benefits
Prior service (credit) cost	$(67)	$5
Net actuarial loss	294	9
A pension plan’s funded status is the difference between the plan’s assets and its PBO. The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. A pension plan’s accumulated benefit obligation (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all defined-benefit pension plans was $11.5 billion and $10.6 billion on December 31, 2012 and 2013, respectively. On December 31, 2012 and 2013, some of our pension plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

December 31	2012	2013
PBO	$(11,956)	$(10,627)
ABO	(11,323)	(10,275)
Fair value of plan assets	7,028	7,988
Retirement Plan Assumptions
We calculate the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.

The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2012	2013
Pension Benefits
Discount rate	4.22%	4.95%
Rate of increase in compensation levels	3.77%	3.70%
Other Post-retirement Benefits
Discount rate	3.97%	4.74%
Healthcare cost trend rate:
Trend rate for next year	8.00%	8.00%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2019	2019
The following table summarizes the weighted average assumptions used to determine our net periodic benefit costs:

Assumptions for Year Ended December 31	2011	2012	2013
Pension Benefits
Discount rate	5.73%	5.22%	4.22%
Expected long-term rate of return on assets	8.37%	8.24%	8.14%
Rate of increase in compensation levels	3.86%	3.77%	3.79%
Other Post-retirement Benefits
Discount rate	5.54%	5.13%	3.97%
Expected long-term rate of return on assets	8.03%	8.03%	8.03%
We base the discount rate on a current yield curve developed from a portfolio of high-quality fixed-income investments with maturities consistent with the projected benefit payout period. We determine the long-term rate of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy.
These assumptions are based on our best judgment, including consideration of current and future market conditions. Changes in these estimates impact future pension and post-retirement benefit costs. As discussed above, we defer recognition of the cumulative benefit cost for our government plans in excess of costs allocable to contracts to provide a better matching of revenues and expenses. Therefore, the impact of annual changes in financial reporting assumptions on the cost for these plans does not affect our operating results either positively or negatively. For our domestic pension plans that represent the majority of our total obligation, the following hypothetical changes in the discount rate and expected long-term rate of return on plan assets would have had the following impact in 2013:

	Increase 25 basis points	Decrease 25 basis points
Increase (decrease) to net pension cost from:
Change in discount rate	$(37)	$31
Change in long-term rate of return on plan assets	(16)	16
A 25-basis-point change in these assumed rates would not have had a measurable impact on the benefit cost for our other post-retirement plans in 2013. For our healthcare plans, the effect of a 1 percentage point increase or decrease in the assumed healthcare cost trend rate on the net periodic benefit cost is $8 and ($6), respectively, and the effect on the accumulated post-retirement benefit obligation is $102 and ($83), respectively.

Plan Assets
A committee of our board of directors is responsible for the strategic oversight of our defined-benefit retirement plan assets held in trust. Management reports to the committee on a regular basis and is responsible for making all investment decisions related to retirement plan assets in compliance with the company’s policies.
Our investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. The objective of our investment policy is to generate future returns consistent with our assumed long-term rate of return used to determine our benefit obligations and net periodic benefit costs. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. At the end of 2013, our asset allocation policy ranges were:

Equities	25 - 75%
Fixed income	10 - 50%
Cash	0 - 15%
Other asset classes	0 - 20%
More than 90 percent of our pension plan assets are held in a single trust for our primary domestic government and commercial pension plans. On December 31, 2013, the trust was invested largely in publicly traded equities and fixed-income securities, but may invest in other asset classes in the future consistent with our investment policy. Our investments in equity assets include U.S. and international securities and equity funds as well as futures contracts on U.S. equity indices. Our investments in fixed-income assets include U.S. Treasury and U.S. agency securities, corporate bonds, mortgage-backed securities, futures contracts and international securities. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.
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
Our retirement plan assets are reported at fair value. See Note D for a discussion of the hierarchy for determining fair value. Our Level 1 assets include investments in publicly traded equity securities and commingled funds. These securities (and the underlying investments of the funds) are actively traded and valued using quoted prices for identical securities from the market exchanges. Our Level 2 assets consist of fixed-income securities and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined using valuation models that use observable inputs such as interest rates, bond yields, low-volume market quotes and quoted prices for similar assets. Our plan assets that are invested in commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying investments of the fund. We had minimal Level 3 plan assets on December 31, 2013. These investments include real estate and hedge funds, insurance deposit contracts and direct private equity investments.

The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2012
Cash	$43	$43	$—	$—
Equity securities
U.S. companies (a)	500	500	—	—
International companies	85	85	—	—
Private equity investments	8	—	—	8
Fixed-income securities
Treasury securities	141	141	—	—
Corporate bonds (b)	1,805	—	1,805	—
Commingled funds
Equity funds	3,791	303	3,488	—
Money market funds	240	—	240	—
Fixed-income funds	165	—	165	—
Real estate funds	32	—	—	32
Commodity funds	8	—	8	—
Hedge funds	301	—	201	100
Other investments
Insurance deposit agreements	108	—	—	108
Total pension plan assets	$7,227	$1,072	$5,907	$248

(a)	No single equity holding amounted to more than 1 percent of the total fair value.

(b)	Our corporate bond investments had an average rating of BBB+.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2013
Cash	$35	$35	$—	$—
Equity securities
U.S. companies (a)	685	685	—	—
International companies	128	128	—	—
Private equity investments	10	—	—	10
Fixed-income securities
Treasury securities	428	428	—	—
Corporate bonds (b)	2,227	—	2,227	—
Commingled funds
Equity funds	3,935	286	3,649	—
Money market funds	97	—	97	—
Fixed-income funds	303	—	303	—
Real estate funds	34	—	—	34
Commodity funds	8	—	8	—
Hedge funds	471	—	288	183
Other investments
Insurance deposit agreements	115	—	—	115
Total pension plan assets	$8,476	$1,562	$6,572	$342

(a)	No single equity holding amounted to more than 1 percent of the total fair value.

(b)	Our corporate bond investments had an average rating of A-.

The fair value of our other post-retirement plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2012
Cash	$18	$18	$—	$—
Equity securities	120	120	—	—
Fixed-income securities	56	1	55	—
Commingled funds
Equity funds	225	4	221	—
Fixed-income funds	6	6	—	—
Hedge funds	1	—	1	—
Total other post-retirement plan assets	$426	$149	$277	$—

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2013
Cash	$6	$6	$—	$—
Equity securities	154	154	—	—
Fixed-income securities	55	2	53	—
Commingled funds
Equity funds	296	5	291	—
Fixed-income funds	6	6	—	—
Hedge funds	2	—	1	1
Total other post-retirement plan assets	$519	$173	$345	$1
The changes in our Level 3 retirement plan assets during 2012 and 2013 were not material.

Q. BUSINESS GROUP INFORMATION
We operate in four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. We organize our business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding and services; and communication and information technology systems and solutions, respectively. We measure each group’s profit based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our business groups.
Summary financial information for each of our business groups follows:

	Revenues			Operating Earnings			Revenues from U.S. Government
Year Ended December 31	2011	2012	2013	2011	2012	2013	2011	2012	2013
Aerospace	$5,998	$6,912	$8,118	$729	$858	$1,416	$171	$160	$98
Combat Systems	8,827	7,992	6,120	1,283	663	904	6,343	5,699	4,057
Marine Systems	6,631	6,592	6,712	691	750	666	6,582	6,504	6,536
Information Systems and Technology	11,221	10,017	10,268	1,200	(1,369)	795	9,507	8,442	8,572
Corporate*	—	—	—	(77)	(69)	(96)	—	—	—
	$32,677	$31,513	$31,218	$3,826	$833	$3,685	$22,603	$20,805	$19,263

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2011	2012	2013	2011	2012	2013	2011	2012	2013
Aerospace	$7,132	$7,524	$8,005	$153	$204	$250	$142	$125	$123
Combat Systems	9,967	9,619	9,393	90	87	54	173	173	144
Marine Systems	2,858	3,032	3,088	116	85	83	74	95	103
Information Systems and Technology	11,934	9,701	9,432	93	72	52	196	220	178
Corporate*	2,992	4,433	5,530	6	2	1	7	7	8
	$34,883	$34,309	$35,448	$458	$450	$440	$592	$620	$556
*Corporate operating results primarily consist of stock option expense. Corporate identifiable assets are primarily cash and equivalents.
The following table presents our revenues by geographic area based on the location of our customers:

Year Ended December 31	2011	2012	2013
North America:
United States	$26,401	$25,004	$24,845
Canada	806	878	923
Other	39	165	40
Total North America	27,246	26,047	25,808
Europe:
United Kingdom	857	1,027	881
Switzerland	582	679	541
Russia	287	548	244
Spain	405	288	201
Other	826	534	974
Total Europe	2,957	3,076	2,841
Asia/Pacific:
China	929	876	987
Other	555	541	499
Total Asia/Pacific	1,484	1,417	1,486
Africa/Middle East	672	713	748
South America	318	260	335
	$32,677	$31,513	$31,218
Our revenues from international operations were $5.7 billion in 2011, $4.5 billion in 2012 and $3.4 billion in 2013. The long-lived assets of operations located outside the United States were 6 percent of our total long-lived assets on December 31, 2012 and 2013.

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

R. CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (LOSS)

Year Ended December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$26,253	$6,424	$—	$32,677
Cost of sales	(13)	21,336	5,498	—	26,821
G&A	90	1,499	441	—	2,030
Operating earnings	(77)	3,418	485	—	3,826
Interest, net	(143)	—	2	—	(141)
Other, net	5	27	1	—	33
Earnings before income taxes	(215)	3,445	488	—	3,718
Provision for income taxes	(43)	1,097	112	—	1,166
Discontinued operations, net of tax	(26)	—	—	—	(26)
Equity in net earnings of subsidiaries	2,724	—	—	(2,724)	—
Net earnings	$2,526	$2,348	$376	$(2,724)	$2,526
Comprehensive income	$1,650	$2,228	$183	$(2,411)	$1,650
Year Ended December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$26,349	$5,164	$—	$31,513
Cost of sales	(20)	23,614	4,810	—	28,404
G&A	89	1,618	569	—	2,276
Operating earnings	(69)	1,117	(215)	—	833
Interest, net	(158)	(3)	5	—	(156)
Other, net	(126)	(4)	(6)	—	(136)
Earnings before income taxes	(353)	1,110	(216)	—	541
Provision for income taxes	(137)	854	156	—	873
Equity in net earnings of subsidiaries	(116)	—	—	116	—
Net loss	$(332)	$256	$(372)	$116	$(332)
Comprehensive loss	$(795)	$21	$(90)	$69	$(795)
Year Ended December 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$27,272	$3,946	$—	$31,218
Cost of sales	20	22,175	3,259	—	25,454
G&A	74	1,664	341	—	2,079
Operating earnings	(94)	3,433	346	—	3,685
Interest, net	(93)	1	6	—	(86)
Other, net	1	6	1	—	8
Earnings before income taxes	(186)	3,440	353	—	3,607
Provision for income taxes	(56)	1,058	119	—	1,121
Discontinued operations, net of tax	(129)	—	—	—	(129)
Equity in net earnings of subsidiaries	2,616	—	—	(2,616)	—
Net earnings	$2,357	$2,382	$234	$(2,616)	$2,357
Comprehensive income	$3,947	$2,820	$191	$(3,011)	$3,947

R. CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,248	$—	$1,048	$—	$3,296
Accounts receivable	—	1,254	2,950	—	4,204
Contracts in process	439	3,199	1,326	—	4,964
Inventories
Work in process	—	1,507	11	—	1,518
Raw materials	—	1,020	89	—	1,109
Finished goods	—	32	37	—	69
Pre-owned aircraft	—	80	—	—	80
Other current assets	45	249	210	—	504
Total current assets	2,732	7,341	5,671	—	15,744
Noncurrent assets:
PP&E	155	5,556	1,292	—	7,003
Accumulated depreciation of PP&E	(56)	(2,850)	(694)	—	(3,600)
Intangible assets	—	1,693	1,222	—	2,915
Accumulated amortization of intangible assets	—	(1,068)	(464)	—	(1,532)
Goodwill	—	7,661	4,387	—	12,048
Other assets	700	738	328	(35)	1,731
Investment in subsidiaries	33,324	—	—	(33,324)	—
Total noncurrent assets	34,123	11,730	6,071	(33,359)	18,565
Total assets	$36,855	$19,071	$11,742	$(33,359)	$34,309
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,052	$2,990	$—	$6,042
Other current liabilities	394	3,743	1,441	—	5,578
Total current liabilities	394	6,795	4,431	—	11,620
Noncurrent liabilities:
Long-term debt	3,881	27	—	—	3,908
Other liabilities	4,121	2,704	566	—	7,391
Total noncurrent liabilities	8,002	2,731	566	—	11,299
Intercompany	17,069	(17,388)	319	—	—
Shareholders’ equity:
Common stock	482	6	44	(50)	482
Other shareholders’ equity	10,908	26,927	6,382	(33,309)	10,908
Total shareholders’ equity	11,390	26,933	6,426	(33,359)	11,390
Total liabilities and shareholders’ equity	$36,855	$19,071	$11,742	$(33,359)	$34,309

R. CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$4,175	$—	$1,126	$—	$5,301
Accounts receivable	—	1,451	2,951	—	4,402
Contracts in process	571	3,124	1,085	—	4,780
Inventories
Work in process	—	1,623	12	—	1,635
Raw materials	—	1,172	86	—	1,258
Finished goods	—	24	33	—	57
Pre-owned aircraft	—	18	—	—	18
Other current assets	35	202	198	—	435
Total current assets	4,781	7,614	5,491	—	17,886
Noncurrent assets:
PP&E	156	5,827	1,265	—	7,248
Accumulated depreciation of PP&E	(64)	(3,062)	(707)	—	(3,833)
Intangible assets	—	1,614	1,230	—	2,844
Accumulated amortization of intangible assets	—	(1,111)	(516)	—	(1,627)
Goodwill	—	7,631	4,346	—	11,977
Other assets	558	483	398	(486)	953
Investment in subsidiaries	36,067	—	—	(36,067)	—
Total noncurrent assets	36,717	11,382	6,016	(36,553)	17,562
Total assets	$41,498	$18,996	$11,507	$(36,553)	$35,448
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,493	$3,091	$—	$6,584
Other current liabilities	763	3,643	1,204	—	5,610
Total current liabilities	763	7,136	4,295	—	12,194
Noncurrent liabilities:
Long-term debt	3,883	25	—	—	3,908
Other liabilities	2,335	2,008	502	—	4,845
Total noncurrent liabilities	6,218	2,033	502	—	8,753
Intercompany	20,016	(20,108)	92	—	—
Shareholders’ equity:
Common stock	482	6	3,570	(3,576)	482
Other shareholders’ equity	14,019	29,929	3,048	(32,977)	14,019
Total shareholders’ equity	14,501	29,935	6,618	(36,553)	14,501
Total liabilities and shareholders’ equity	$41,498	$18,996	$11,507	$(36,553)	$35,448

R. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2011	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(359)	$3,524	$73	$—	$3,238
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(233)	(1,327)	—	—	(1,560)
Purchases of held-to-maturity securities	(459)	—	—	—	(459)
Maturities of held-to-maturity securities	334	—	107	—	441
Capital expenditures	(6)	(381)	(71)	—	(458)
Purchases of available-for-sale securities	(274)	(99)	—	—	(373)
Other, net	246	192	(3)	—	435
Net cash used by investing activities	(392)	(1,615)	33	—	(1,974)
Cash flows from financing activities:
Proceeds from fixed-rate notes	1,497	—	—	—	1,497
Purchases of common stock	(1,468)	—	—	—	(1,468)
Repayment of fixed-rate notes	(750)	—	—	—	(750)
Dividends paid	(673)	—	—	—	(673)
Other, net	216	(20)	(3)	—	193
Net cash used by financing activities	(1,178)	(20)	(3)	—	(1,201)
Net cash used by discontinued operations	(27)	—	—	—	(27)
Cash sweep/funding by parent	1,878	(1,889)	11	—	—
Net increase in cash and equivalents	(78)	—	114	—	36
Cash and equivalents at beginning of year	1,608	—	1,005	—	2,613
Cash and equivalents at end of year	$1,530	$—	$1,119	$—	$2,649
Year Ended December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(541)	$2,850	$378	$—	$2,687
Cash flows from investing activities:
Capital expenditures	(2)	(390)	(58)	—	(450)
Business acquisitions, net of cash acquired	(121)	(297)	(26)	—	(444)
Other, net	221	(1)	18	—	238
Net cash used by investing activities	98	(688)	(66)	—	(656)
Cash flows from financing activities:
Repayment of fixed-rate notes	(2,400)	—	—	—	(2,400)
Proceeds from fixed-rate notes	2,382	—	—	—	2,382
Dividends paid	(893)	—	—	—	(893)
Purchases of common stock	(602)	—	—	—	(602)
Other, net	154	(21)	(2)	—	131
Net cash used by financing activities	(1,359)	(21)	(2)	—	(1,382)
Net cash used by discontinued operations	(2)	—	—	—	(2)
Cash sweep/funding by parent	2,522	(2,141)	(381)	—	—
Net increase in cash and equivalents	718	—	(71)	—	647
Cash and equivalents at beginning of year	1,530	—	1,119	—	2,649
Cash and equivalents at end of year	$2,248	$—	$1,048	$—	$3,296

R. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(454)	$2,810	$750	$—	$3,106
Cash flows from investing activities:
Capital expenditures	(1)	(381)	(58)	—	(440)
Other, net	3	59	11	—	73
Net cash used by investing activities	2	(322)	(47)	—	(367)
Cash flows from financing activities:
Purchases of common stock	(740)	—	—	—	(740)
Dividends paid	(591)	—	—	—	(591)
Proceeds from option exercises	583	—	—	—	583
Other, net	23	—	—	—	23
Net cash used by financing activities	(725)	—	—	—	(725)
Net cash used by discontinued operations	(9)	—	—	—	(9)
Cash sweep/funding by parent	3,113	(2,488)	(625)	—	—
Net increase in cash and equivalents	1,927	—	78	—	2,005
Cash and equivalents at beginning of year	2,248	—	1,048	—	3,296
Cash and equivalents at end of year	$4,175	$—	$1,126	$—	$5,301

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of General Dynamics Corporation:
We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries (the Company) as of December 31, 2012 and 2013, and the related Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Dynamics Corporation’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 7, 2014, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
McLean, Virginia
February 7, 2014

SUPPLEMENTARY DATA
(UNAUDITED)

(Dollars in millions, except per-share amounts)	2012				2013
	1Q (a)	2Q	3Q	4Q (b)	1Q	2Q	3Q	4Q (c)
Revenues	$7,579	$7,922	$7,934	$8,078	$7,404	$7,911	$7,796	$8,107
Operating earnings (loss)	860	970	905	(1,902)	847	960	957	921
Earnings (loss) from continuing operations	564	634	600	(2,130)	571	640	651	624
Discontinued operations	—	—	—	—	—	—	—	(129)
Net earnings (loss)	564	634	600	(2,130)	571	640	651	495
Earnings (loss) per share - Basic (d):
Continuing operations	$1.58	$1.79	$1.71	$(6.07)	$1.62	$1.82	$1.86	$1.78
Discontinued operations	—	—	—	—	—	—	—	(0.37)
Net earnings (loss)	1.58	1.79	1.71	(6.07)	1.62	1.82	1.86	1.41
Earnings (loss) per share - Diluted (d):
Continuing operations	$1.57	$1.77	$1.70	$(6.07)	$1.62	$1.81	$1.84	$1.76
Discontinued operations	—	—	—	—	—	—	—	(0.36)
Net earnings (loss)	1.57	1.77	1.70	(6.07)	1.62	1.81	1.84	1.40
Market price range:
High	$74.15	$74.54	$67.29	$70.59	$72.01	$79.48	$89.94	$95.76
Low	66.76	61.54	61.09	61.70	64.47	65.37	77.40	83.61
Dividends declared	$0.51	$0.51	$0.51	$0.51	$0.56	$0.56	$0.56	$0.56
Quarterly data are based on a 13-week period. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year.
(a)First quarter of 2012 includes $67 of out-of-period adjustments at one of our European subsidiaries.
(b)Fourth quarter of 2012 includes $2.3 billion of goodwill and intangible asset impairment charges in our Aerospace and Information Systems and Technology groups and $546 of other discrete charges.
(c)Fourth quarter of 2013 includes $129 loss, net of taxes, in discontinued operations from the settlement of the A-12 litigation.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013 (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective.
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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on our evaluation we believe that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.
KPMG LLP has issued an audit report on the effectiveness of our internal control over financial reporting. The KPMG report immediately follows this report.

Phebe N. Novakovic	Jason W. Aiken
Chairman and Chief Executive Officer	Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of General Dynamics Corporation:
We have audited General Dynamics Corporation’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2012 and 2013, and the related Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2013, and our report dated February 7, 2014, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
McLean, Virginia
February 7, 2014

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be set forth herein, except for the information included under Executive Officers of the Company, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Our Culture of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2014 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.
Executive Officers of the Company
All of our executive officers are appointed annually. None of our executive officers was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions of our executives held for at least the past five years as of February 7, 2014, were as follows:

Name, Position and Office	Age

Jason W. Aiken – Senior Vice President and Chief Financial Officer since January 2014; Vice President of the company and Chief Financial Officer of Gulfstream Aerospace Corporation, September 2011 – December 2013; Vice President and Controller of the company, April 2010 – August 2011; Staff Vice President, Accounting of the company, July 2006 – March 2010	41

John P. Casey – Executive Vice President, Marine Systems, since May 2012; Vice President of the company and President of Electric Boat Corporation, October 2003 – May 2012; Vice President of Electric Boat Corporation, October 1996 – October 2003	59

Larry R. Flynn – Vice President of the company and President of Gulfstream Aerospace Corporation since September 2011; Vice President of the company and Senior Vice President, Marketing and Sales of Gulfstream Aerospace Corporation, July 2008 – September 2011; President, Product Support of Gulfstream Aerospace Corporation, May 2002 – June 2008	61

Gregory S. Gallopoulos – Senior Vice President, General Counsel and Secretary of the company since January 2010; Vice President and Deputy General Counsel of the company, July 2008 – January 2010; Managing Partner of Jenner & Block LLP, January 2005 – June 2008	54

Jeffrey S. Geiger – Vice President of the company and President of Electric Boat Corporation since November 2013; Vice President of the company and President of Bath Iron Works Corporation, April 2009 – November 2013; Senior Vice President, Operations and Engineering of Bath Iron Works, March 2008 – March 2009	52

David K. Heebner – Executive Vice President, Information Systems and Technology, since March 2013; Executive Vice President, Combat Systems, May 2010 – March 2013; Executive Vice President, Marine Systems, January 2009 – May 2010; Senior Vice President of the company, May 2002 – January 2009; President of General Dynamics Land Systems, July 2005 – October 2008; Senior Vice President, Planning and Development of the company, May 2002 – July 2005; Vice President, Strategic Planning of the company, January 2000 – May 2002	68

Robert W. Helm – Senior Vice President, Planning and Development of the company since May 2010; Vice President, Government Relations of Northrop Grumman Corporation, August 1989 – April 2010	62

S. Daniel Johnson – Vice President of the company and President of General Dynamics Information Technology since April 2008; Executive Vice President of General Dynamics Information Technology, July 2006 – March 2008	66

Kimberly A. Kuryea – Vice President and Controller of the company since September 2011; Chief Financial Officer of General Dynamics Advanced Information Systems, November 2007 – August 2011; Staff Vice President, Internal Audit of the company, March 2004 – October 2007	46

Joseph T. Lombardo – Executive Vice President, Aerospace, since April 2007; President of Gulfstream Aerospace Corporation, April 2007 – September 2011; Vice President of the company and Chief Operating Officer of Gulfstream Aerospace Corporation, May 2002 – April 2007	66

Christopher Marzilli – Vice President of the company and President of General Dynamics C4 Systems since January 2006; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 – January 2006	54

Phebe N. Novakovic – Chairman and Chief Executive Officer of the company since January 2013; President and Chief Operating Officer of the company, May 2012 – December 2012; Executive Vice President, Marine Systems, May 2010 – May 2012; Senior Vice President, Planning and Development of the company, July 2005 – May 2010; Vice President, Strategic Planning of the company, October 2002 – July 2005	56

Walter M. Oliver – Senior Vice President, Human Resources and Administration of the company since March 2002; Vice President, Human Resources and Administration of the company, January 2001 – March 2002	68

Mark C. Roualet – Executive Vice President, Combat Systems, since March 2013; Vice President of the company and President of General Dynamics Land Systems, October 2008 – March 2013; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 – October 2008	55

Gary L. Whited – Vice President of the company and President of General Dynamics Land Systems since March 2013; Senior Vice President of General Dynamics Land Systems, September 2011 – March 2013; Vice President and Chief Financial Officer of General Dynamics Land Systems, June 2006 – September 2011	53

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
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements (A to R)

2. Exhibits

See Index on pages 102 through 104 of this Annual Report on Form 10-K for the year ended December 31, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
Kimberly A. Kuryea
Vice President and Controller

Dated: February 7, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 7, 2014, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Chairman, Chief Executive Officer and Director
Phebe N. Novakovic	(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
Jason W. Aiken	(Principal Financial Officer)

Vice President and Controller
Kimberly A. Kuryea	(Principal Accounting Officer)

*
Mary T. Barra	Director

*
Nicholas D. Chabraja	Director

*
James S. Crown	Director

*
William P. Fricks	Director

*
Paul G. Kaminski	Director

*
John M. Keane	Director

*
Lester L. Lyles	Director

*
James N. Mattis	Director

*
William A. Osborn	Director

*
Laura J. Schumacher	Director

*
Robert Walmsley	Director

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

10.6*
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

10.10*
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

10.13*	2009 General Dynamics United Kingdom Share Save Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159045) filed with the Commission May 7, 2009)

10.14*	General Dynamics Corporation Supplemental Savings Plan, amended and restated effective as of January 1, 2014**

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

10.18*	2013 Compensation Arrangements for Named Executive Officers (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission March 11, 2013)

10.19*
Retirement Agreement between L. Hugh Redd and General Dynamics Corporation dated December 20, 2013 (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission on December 23, 2013)

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