Form 10-Q
period 2014-03-30
GENERAL DYNAMICS CORP
filed 2014-04-23
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
342,860,725 shares of the registrant’s common stock, $1 par value per share, were outstanding on March 30, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	March 31, 2013	March 30, 2014
Revenues:
Products	$4,481	$4,497
Services	2,923	2,827
	7,404	7,324
Operating costs and expenses:
Products	3,548	3,518
Services	2,502	2,436
General and administrative (G&A)	507	499
	6,557	6,453
Operating earnings	847	871
Interest, net	(23)	(22)
Other, net	—	2
Earnings before income taxes	824	851
Provision for income taxes, net	253	256
Net earnings	$571	$595

Earnings per share
Basic	$1.62	$1.74
Diluted	$1.62	$1.71
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 31, 2013	March 30, 2014
Net earnings	$571	$595
(Losses) gains on cash flow hedges	(12)	4
Unrealized gains on securities	4	3
Foreign currency translation adjustments	(178)	(65)
Change in retirement plans' funded status	100	61
Other comprehensive (loss) income before tax	(86)	3
Provision for income tax, net	33	21
Other comprehensive loss, net of tax	(119)	(18)
Comprehensive income	$452	$577
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

		(Unaudited)
(Dollars in millions)	December 31, 2013	March 30, 2014
ASSETS
Current assets:
Cash and equivalents	$5,301	$4,296
Accounts receivable	4,402	4,286
Contracts in process	4,780	4,889
Inventories	2,968	2,977
Other current assets	435	516
Total current assets	17,886	16,964
Noncurrent assets:
Property, plant and equipment, net	3,415	3,408
Intangible assets, net	1,217	1,184
Goodwill	11,977	11,946
Other assets	953	880
Total noncurrent assets	17,562	17,418
Total assets	$35,448	$34,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1	$502
Accounts payable	2,248	2,215
Customer advances and deposits	6,584	6,502
Other current liabilities	3,361	3,404
Total current liabilities	12,194	12,623
Noncurrent liabilities:
Long-term debt	3,908	3,409
Other liabilities	4,845	4,660
Commitments and contingencies (See Note L)
Total noncurrent liabilities	8,753	8,069
Shareholders' equity:
Common stock	482	482
Surplus	2,226	2,325
Retained earnings	19,428	19,809
Treasury stock	(6,450)	(7,723)
Accumulated other comprehensive loss	(1,185)	(1,203)
Total shareholders' equity	14,501	13,690
Total liabilities and shareholders' equity	$35,448	$34,382
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 31, 2013	March 30, 2014
Cash flows from operating activities:
Net earnings	$571	$595
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	95	97
Amortization of intangible assets	47	35
Stock-based compensation expense	31	27
Excess tax benefit from stock-based compensation	(12)	(32)
Deferred income tax provision	11	42
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(57)	116
Contracts in process	(98)	(94)
Inventories	(95)	(19)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	34	(33)
Customer advances and deposits	(94)	(165)
Income taxes payable	217	150
Other current liabilities	(176)	(171)
Other, net	30	(120)
Net cash provided by operating activities	504	428
Cash flows from investing activities:
Capital expenditures	(75)	(87)
Sales of available-for-sale securities	26	66
Purchases of available-for-sale securities	(29)	(60)
Other, net	2	4
Net cash used by investing activities	(76)	(77)
Cash flows from financing activities:
Purchases of common stock	—	(1,430)
Proceeds from option exercises	12	249
Dividends paid	—	(198)
Excess tax benefit from stock-based compensation	12	32
Net cash provided (used) by financing activities	24	(1,347)
Net cash used by discontinued operations	(3)	(9)
Net increase (decrease) in cash and equivalents	449	(1,005)
Cash and equivalents at beginning of period	3,296	5,301
Cash and equivalents at end of period	$3,745	$4,296
Supplemental cash flow information:
Cash payments for:
Income taxes	$26	$67
Interest	$19	$19
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended March 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended March 31, 2013, and March 30, 2014.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
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
We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the favorable impact of revisions in contract estimates totaled $108 ($0.20) and $38 ($0.07) for the three-month periods ended March 31, 2013, and March 30, 2014, respectively. While no revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first quarter of 2014, the amount decreased compared with the prior-year period as 2013 included higher favorable revisions in contract estimates on several programs nearing completion in the Combat Systems and Information Systems and Technology groups.
Discontinued Operations. In late 2013, we settled our litigation with the U.S. Navy related to a terminated contract in the company’s former tactical military aircraft business. Under the terms of the settlement agreement, the Navy received a $198 credit that will be utilized over several years as the company renders design and construction services on the DDG-1000 program. This activity will be reported in net cash used by discontinued operations on the Consolidated Statements of Cash Flows, along with the related tax benefit.
Subsequent Events. We have evaluated material events and transactions that have occurred after March 30, 2014, and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
We did not acquire any businesses in 2013 or in the first quarter of 2014.

The changes in the carrying amount of goodwill by reporting unit for the three months ended
March 30, 2014, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2013 (a)	$2,741	$2,894	$289	$6,053	$11,977
Other (b)	13	(35)	—	(9)	(31)
March 30, 2014	$2,754	$2,859	$289	$6,044	$11,946
(a)Goodwill on December 31, 2013, in the Information Systems and Technology reporting unit is net of $1,994 of accumulated impairment losses.
(b)Consists primarily of adjustments for foreign currency translation.
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2013			March 30, 2014
Contract and program intangible assets*	$2,042	$(1,273)	$769	$1,881	$(1,143)	$738
Trade names and trademarks	507	(103)	404	509	(107)	402
Technology and software	140	(97)	43	139	(96)	43
Other intangible assets	155	(154)	1	155	(154)	1
Total intangible assets	$2,844	$(1,627)	$1,217	$2,684	$(1,500)	$1,184
* Consists of acquired backlog and probable follow-on work and related customer relationships. The decrease in the gross carrying amount and accumulated amortization of contract and program intangible assets from December 31, 2013, to March 30, 2014, is primarily due to the write-off of fully amortized assets in the Information Systems and Technology group.
Amortization expense was $47 and $35 and for the three-month periods ended March 31, 2013, and March 30, 2014, respectively. We expect to record amortization expense of $139 in 2014.

C. EARNINGS PER SHARE
Earnings per Share. We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased throughout 2013 and 2014 due to share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares and restricted stock units (RSUs). Diluted EPS also includes contingently issuable shares associated with the settlement of our accelerated share repurchase (ASR) program that expires later in 2014. See Note J for additional details of our share repurchases and the ASR.
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	March 31, 2013	March 30, 2014
Basic weighted average shares outstanding	351,873	342,232
Dilutive effect of other securities*	1,644	5,016
Diluted weighted average shares outstanding	353,517	347,248
* Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock/RSUs because the effect of including these options would be antidilutive: 2013 - 24,707 and 2014 - 4,790.

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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2013, or March 30, 2014.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and accounts payable on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2013, and March 30, 2014, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2013
Other investments	$183	$183	$134	$49
Derivatives	10	10	—	10
Long-term debt, including current portion	(3,909)	(3,758)	—	(3,758)

	March 30, 2014
Other investments	$176	$176	$113	$63
Derivatives	16	16	—	16
Long-term debt, including current portion	(3,911)	(3,828)	—	(3,828)

(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2013, or March 30, 2014.

E. INCOME TAXES
Deferred Taxes. Our net deferred tax asset (liability) was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	December 31, 2013	March 30, 2014
Current deferred tax asset	$36	$38
Current deferred tax liability	(298)	(328)
Noncurrent deferred tax asset	416	335
Noncurrent deferred tax liability	(137)	(97)
Net deferred tax asset (liability)	$17	$(52)
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
We participate in the Internal Revenue Service (IRS) Compliance Assurance Process, a real-time audit of our consolidated corporate federal income tax return. During the first quarter of 2014, we reached agreement with the IRS on the examination of our federal income tax return for 2012. The resolution of this audit had no material impact on our results of operations, financial condition, cash flows or effective tax rate. With the completion of this audit, the IRS has examined our consolidated federal income tax returns through 2012. We do not expect the resolution of tax matters for open years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.
Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on March 30, 2014, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31, 2013	March 30, 2014
Contract costs and estimated profits	$7,961	$7,709
Other contract costs	1,178	1,141
	9,139	8,850
Advances and progress payments	(4,359)	(3,961)
Total contracts in process	$4,780	$4,889
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

G. INVENTORIES
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
Inventories consisted of the following:

	December 31, 2013	March 30, 2014
Work in process	$1,635	$1,688
Raw materials	1,258	1,220
Finished goods	57	46
Pre-owned aircraft	18	23
Total inventories	$2,968	$2,977

H. DEBT
Debt consisted of the following:

		December 31, 2013	March 30, 2014
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$500	$500
July 2016	2.250%	500	500
November 2017	1.000%	896	896
July 2021	3.875%	499	499
November 2022	2.250%	991	991
November 2042	3.600%	498	498
Other	Various	25	27
Total debt		3,909	3,911
Less current portion		1	502
Long-term debt		$3,908	$3,409
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries (see Note O for condensed consolidating financial statements). We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts. As we approach the maturity date of the fixed-rate notes due in January 2015, we will determine whether to repay these notes with cash on hand or refinance the obligation.
On March 30, 2014, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2016 and a $1 billion multi-year facility expiring in July 2018. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $280 in committed bank credit facilities to provide backup liquidity to our European businesses.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on March 30, 2014.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	December 31, 2013	March 30, 2014
Salaries and wages	$807	$607
Workers' compensation	497	491
Retirement benefits	303	302
Deferred income taxes	298	328
Income taxes payable	33	150
Other (a)	1,423	1,526
Total other current liabilities	$3,361	$3,404

Retirement benefits	$3,076	$3,020
Customer deposits on commercial contracts	677	594
Deferred income taxes	137	97
Other (b)	955	949
Total other liabilities	$4,845	$4,660
(a)Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation and liabilities of discontinued operations.

J. SHAREHOLDERS' EQUITY
Dividends per Share. Dividends declared per share were $0.56 and $0.62 for the three-month periods ended March 31, 2013, and March 30, 2014. Cash dividends paid were $198 for the three-month period ended March 30, 2014. In advance of possible tax increases in 2013, we accelerated our first quarter 2013 dividend payment to December 2012.
Share Repurchases. In the first three months of 2014, we repurchased approximately 14 million of our outstanding shares. Of this amount, 11.4 million shares were repurchased on January 24, 2014, for $1.2 billion through an ASR program with a financial institution. Our final cost of the program will be determined based on the weighted-average daily market price of our stock during the term of the agreement, which expires later in 2014. On February 5, 2014, with shares from the prior authorization largely exhausted by the ASR program, the board of directors authorized management to repurchase 20 million additional shares of common stock on the open market. Subsequently, we repurchased an additional 3 million shares at an average price of $108 per share. On March 30, 2014, 17.1 million shares remain authorized by our board of directors for repurchase, approximately 5 percent of our total shares outstanding. We repurchased 9.4 million shares at an average price of $78 per share in 2013, including 1 million shares at an average price of $70 per share in the first three months of 2013.
Other Comprehensive Income (Loss). The tax effect for each component of other comprehensive income (loss) (OCL) consisted of the following:

	Gross Amount	Tax Effect	Net Amount	Gross Amount	Tax Effect	Net Amount
Three Months Ended	March 31, 2013			March 30, 2014
(Losses) gains on cash flow hedges	$(12)	$4	$(8)	$4	$(1)	$3
Unrealized gains on securities	4	(2)	2	3	(1)	2
Foreign currency translation adjustments	(178)	2	(176)	(65)	1	(64)
Change in retirement plans' funded status	100	(37)	63	61	(20)	41
Other comprehensive loss	$(86)	$(33)	$(119)	$3	$(21)	$(18)
The changes, net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2013	$9	$15	$974	$(2,183)	$(1,185)
OCL before reclassifications	2	2	(64)	2	(58)
Amounts reclassified from AOCL	1	—	—	39	40
Other comprehensive loss	3	2	(64)	41	(18)
Balance, March 30, 2014	$12	$17	$910	$(2,142)	$(1,203)

Significant amounts reclassified out of each component of AOCL consisted of the following:

Three Months Ended March 30, 2014	Amount Reclassified from AOCL	Consolidated Statement of Earnings Line Item
Gains on cash flow hedges of foreign exchange contracts	$2	Operating costs and expenses
	(1)	Tax expense
	1
Changes in retirement plans' funded status
Recognized net actuarial loss	76	*
Amortization of prior service credit	(17)	*
	(20)	Tax expense
	39
Total reclassifications, net of tax	$40
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On March 30, 2014, we held $4.3 billion in cash and equivalents, but held no marketable securities.
Hedging Activities. We had $1.7 billion in notional forward exchange contracts outstanding on December 31, 2013, and $1.6 billion on March 30, 2014. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statements of Earnings or in OCL within the Consolidated Statements of Comprehensive Income depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in OCL until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statements of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statements of Earnings for all derivative financial instruments, regardless of designation.
Net gains and losses recognized in earnings and OCL, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three-month periods ended March 31, 2013, and March 30, 2014. We do not expect the amount of gains and losses in OCL that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2013, or March 30, 2014.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended March 31, 2013, or March 30, 2014. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three months of either 2013 or 2014.

L. COMMITMENTS AND CONTINGENCIES
Litigation
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
Other
Portugal Program. In 2012, the Portuguese Ministry of National Defense notified our Combat Systems group's European Land Systems business that it was terminating the contract to provide 260 Pandur vehicles based on an alleged breach of contract. Subsequently, the customer drew $75 from bank guarantees for the contract. We have asserted that we are not in breach of the contract and that the termination of the contract was invalid, and we are currently in arbitration with the customer. As of March 30, 2014, we had approximately $145 outstanding under a bank guarantee for the program's offset requirements. The bank guarantee could be drawn upon by the customer through 2014.
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.1 billion on March 30, 2014. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended March 31, 2013, and March 30, 2014, were as follows:

Three Months Ended	March 31, 2013	March 30, 2014
Beginning balance	$319	$356
Warranty expense	24	33
Payments	(16)	(14)
Adjustments	(2)	—
Ending balance	$325	$375

M. RETIREMENT PLANS
We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.
Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three-month periods ended March 31, 2013, and March 30, 2014, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014
Service cost	$80	$48	$4	$3
Interest cost	124	133	13	13
Expected return on plan assets	(148)	(164)	(7)	(8)
Recognized net actuarial loss	106	74	6	2
Amortization of prior service (credit) cost	(15)	(17)	2	—
Net periodic cost	$147	$74	$18	$10
Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense business groups. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards (CAS) and specific contractual terms. For some of these plans, the cumulative pension and post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog and probable follow-on contracts, we defer the excess in contracts in process on the Consolidated Balance Sheets until the cost is allocable to contracts. See Note F for discussion of our deferred contract costs. For other plans, the amount allocated to contracts and included in revenues has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenues and expenses. These deferrals have been classified against the plan assets on the Consolidated Balance Sheets.
In 2011, changes were made to the CAS to harmonize the regulations with the Pension Protection Act of 2006 (PPA). For certain contracts awarded prior to February 27, 2012, we are entitled to recover additional pension costs from our customers resulting from the CAS harmonization with the PPA. We submitted REAs of approximately $165 for these contracts in 2012. These REAs remained outstanding on March 30, 2014, and are subject to negotiation with our customer, the U.S. Department of Defense.

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
Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	March 31, 2013	March 30, 2014	March 31, 2013	March 30, 2014
Aerospace	$1,778	$2,125	$310	$404
Combat Systems	1,553	1,317	215	136
Marine Systems	1,626	1,601	159	166
Information Systems and Technology	2,447	2,281	185	183
Corporate*	—	—	(22)	(18)
	$7,404	$7,324	$847	$871
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended March 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,388	$1,016	$—	$7,404
Cost of sales	3	5,224	823	—	6,050
G&A	20	406	81	—	507
Operating earnings	(23)	758	112	—	847
Interest, net	(23)	(1)	1	—	(23)
Earnings before income taxes	(46)	757	113	—	824
Provision for income taxes	(9)	230	32	—	253
Equity in net earnings of subsidiaries	608	—	—	(608)	—
Net earnings	$571	$527	$81	$(608)	$571
Comprehensive income	$452	$548	$(122)	$(426)	$452
Three Months Ended March 30, 2014
Revenues	$—	$6,393	$931	$—	$7,324
Cost of sales	7	5,197	750	—	5,954
G&A	13	369	117	—	499
Operating earnings	(20)	827	64	—	871
Interest, net	(22)	—	—	—	(22)
Other, net	—	—	2	—	2
Earnings before income taxes	(42)	827	66	—	851
Provision for income taxes	(9)	249	16	—	256
Equity in net earnings of subsidiaries	628	—	—	(628)	—
Net earnings	$595	$578	$50	$(628)	$595
Comprehensive income	$577	$572	$3	$(575)	$577

O. CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$4,175	$—	$1,126	$—	$5,301
Accounts receivable	—	1,451	2,951	—	4,402
Contracts in process	571	3,124	1,085	—	4,780
Inventories
Work in process	—	1,623	12	—	1,635
Raw materials	—	1,172	86	—	1,258
Finished goods	—	24	33	—	57
Pre-owned aircraft	—	18	—	—	18
Other current assets	35	202	198	—	435
Total current assets	4,781	7,614	5,491	—	17,886
Noncurrent assets:
Property, plant and equipment	156	5,827	1,265	—	7,248
Accumulated depreciation of PP&E	(64)	(3,062)	(707)	—	(3,833)
Intangible assets	—	1,614	1,230	—	2,844
Accumulated amortization of intangible assets	—	(1,111)	(516)	—	(1,627)
Goodwill	—	7,631	4,346	—	11,977
Other assets	558	483	398	(486)	953
Investment in subsidiaries	36,067	—	—	(36,067)	—
Total noncurrent assets	36,717	11,382	6,016	(36,553)	17,562
Total assets	$41,498	$18,996	$11,507	$(36,553)	$35,448
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,493	$3,091	$—	$6,584
Other current liabilities	763	3,643	1,204	—	5,610
Total current liabilities	763	7,136	4,295	—	12,194
Noncurrent liabilities:
Long-term debt	3,883	25	—	—	3,908
Other liabilities	2,335	2,008	502	—	4,845
Total noncurrent liabilities	6,218	2,033	502	—	8,753
Intercompany	20,016	(20,108)	92	—	—
Shareholders' equity:
Common stock	482	6	3,570	(3,576)	482
Other shareholders' equity	14,019	29,929	3,048	(32,977)	14,019
Total shareholders' equity	14,501	29,935	6,618	(36,553)	14,501
Total liabilities and shareholders' equity	$41,498	$18,996	$11,507	$(36,553)	$35,448

O. CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

March 30, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$3,371	$—	$925	$—	$4,296
Accounts receivable	—	1,312	2,974	—	4,286
Contracts in process	549	3,136	1,204	—	4,889
Inventories
Work in process	—	1,674	14	—	1,688
Raw materials	—	1,137	83	—	1,220
Finished goods	—	14	32	—	46
Pre-owned aircraft	—	23	—	—	23
Other current assets	45	247	224	—	516
Total current assets	3,965	7,543	5,456	—	16,964
Noncurrent assets:
Property, plant and equipment	155	5,896	1,261	—	7,312
Accumulated depreciation of PP&E	(65)	(3,123)	(716)	—	(3,904)
Intangible assets	—	1,451	1,233	—	2,684
Accumulated amortization of intangible assets	—	(972)	(528)	—	(1,500)
Goodwill	—	7,582	4,364	—	11,946
Other assets	565	499	321	(505)	880
Investment in subsidiaries	36,799	—	—	(36,799)	—
Total noncurrent assets	37,454	11,333	5,935	(37,304)	17,418
Total assets	$41,419	$18,876	$11,391	$(37,304)	$34,382
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$1	$—	$502
Customer advances and deposits	—	3,347	3,155	—	6,502
Other current liabilities	1,035	3,469	1,115	—	5,619
Total current liabilities	1,535	6,817	4,271	—	12,623
Noncurrent liabilities:
Long-term debt	3,384	25	—	—	3,409
Other liabilities	2,210	1,981	469	—	4,660
Total noncurrent liabilities	5,594	2,006	469	—	8,069
Intercompany	20,600	(20,606)	6	—	—
Shareholders' equity:
Common stock	482	6	3,564	(3,570)	482
Other shareholders' equity	13,208	30,653	3,081	(33,734)	13,208
Total shareholders' equity	13,690	30,659	6,645	(37,304)	13,690
Total liabilities and shareholders' equity	$41,419	$18,876	$11,391	$(37,304)	$34,382

O. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities	$(63)	$595	$(28)	$—	$504
Net cash used by investing activities	—	(67)	(9)	—	(76)
Net cash provided by financing activities	24	—	—	—	24
Net cash used by discontinued operations	(3)	—	—	—	(3)
Cash sweep/funding by parent	552	(528)	(24)	—	—
Net increase in cash and equivalents	510	—	(61)	—	449
Cash and equivalents at beginning of period	2,248	—	1,048	—	3,296
Cash and equivalents at end of period	$2,758	$—	$987	$—	$3,745
Three Months Ended March 30, 2014
Net cash provided by operating activities	$(65)	$669	$(176)	$—	$428
Net cash used by investing activities	—	(68)	(9)	—	(77)
Cash flows from financing activities:
Purchases of common stock	(1,430)	—	—	—	(1,430)
Other, net	83	—	—	—	83
Net cash used by financing activities	(1,347)	—	—	—	(1,347)
Net cash used by discontinued operations	(9)	—	—	—	(9)
Cash sweep/funding by parent	617	(601)	(16)	—	—
Net decrease in cash and equivalents	(804)	—	(201)	—	(1,005)
Cash and equivalents at beginning of period	4,175	—	1,126	—	5,301
Cash and equivalents at end of period	$3,371	$—	$925	$—	$4,296

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding; and communication and information technology systems and solutions. We operate globally through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. Our primary customers are the U.S. government, including the Department of Defense, intelligence community and other U.S. government customers; international governments; and a wide range of corporate and individual customers for business jets. The majority of our revenues are from the U.S. government. The following discussion should be read in conjunction with our 2013 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important in the evaluation of our operating results. We recognize the majority of our revenues using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in our Aerospace and defense groups.
In the Aerospace group, contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s outfitting, which includes exterior painting and installation of customer-selected interiors. We record revenues on these contracts at the completion of these two phases: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the outfitted aircraft. Revenues associated with the group’s completions of other original equipment manufacturers' (OEMs) aircraft and the group's services businesses are recognized as work progresses or upon delivery of services. Changes in revenues from period to period result from the number and mix of new aircraft deliveries (green and outfitted), progress on aircraft completions and the level of aircraft service activity during the period.
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
For new aircraft, operating earnings and margins are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft, and the mix of aircraft deliveries between the higher-margin large-cabin and lower-margin mid-cabin aircraft. Additional factors affecting the group’s earnings and margins include the volume, mix and profitability of completions and services work performed, the market for pre-owned aircraft, and the level of general and administrative (G&A) and net research and development (R&D) costs incurred by the group.

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

CONSOLIDATED OVERVIEW

Three Months Ended	March 31, 2013	March 30, 2014	Variance
Revenues	$7,404	$7,324	$(80)	(1.1)%
Operating costs and expenses	6,557	6,453	104	1.6%
Operating earnings	847	871	24	2.8%
Operating margins	11.4%	11.9%
Our revenues and operating costs were down slightly in the first quarter of 2014 compared with the prior-year period driven by lower volume in our Combat Systems and Information Systems and Technology groups primarily due to decreased U.S. Army spending. These decreases were largely offset by increased aircraft deliveries in our Aerospace group. Operating earnings and margins were up in 2014 compared with the prior-year period primarily due to growth in higher-margin aircraft manufacturing, outfitting and completions revenues in the Aerospace group and a slight increase in Marine Systems earnings and margins.

REVIEW OF BUSINESS GROUPS
Following is a discussion of operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed for specific lines of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the types of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the groups’ results. Information regarding our business groups also can be found in Note N to the unaudited Consolidated Financial Statements.

AEROSPACE

Three Months Ended	March 31, 2013	March 30, 2014	Variance
Revenues	$1,778	$2,125	$347	19.5%
Operating earnings	310	404	94	30.3%
Operating margin	17.4%	19.0%

Gulfstream aircraft deliveries (in units):
Green	30	35	5	16.7%
Outfitted	29	39	10	34.5%
Operating Results
The increase in the Aerospace group's revenues in the first quarter of 2014 compared with the prior-year period consisted of the following:

Aircraft manufacturing, outfitting and completions	$343
Aircraft services	44
Pre-owned aircraft	(40)
Total increase	$347
Aircraft manufacturing, outfitting and completions revenues increased primarily due to additional deliveries of G650 aircraft. Production rates for this aircraft have been ramping up since initial green deliveries in 2011. Aircraft services revenues grew due to increased maintenance work. Pre-owned aircraft sales decreased as we did not sell any pre-owned aircraft in the first quarter of 2014 compared to two sales in the first quarter of 2013. We had two pre-owned aircraft available for sale on March 30, 2014, valued at $23.
The increase in the group's operating earnings in the first quarter of 2014 compared with the prior-year period consisted of the following:

Aircraft manufacturing, outfitting and completions	$110
Aircraft services	3
Pre-owned aircraft	1
G&A/other expenses	(20)
Total increase	$94
Aircraft manufacturing, outfitting and completions earnings grew primarily due to the increase in aircraft deliveries discussed above. Partially offsetting this increase were higher R&D expenses compared with the prior-year period associated with ongoing product development efforts. Overall, the Aerospace group's operating margins increased 160 basis points in the first quarter of 2014 compared with the prior-year period primarily due to growth in higher-margin aircraft manufacturing, outfitting and completions revenues.

Outlook
We expect an increase of approximately 11 percent in the group’s full-year revenues in 2014 compared with 2013 as a result of increased deliveries of newer Gulfstream aircraft models. Operating margins are expected to be around 17 percent.
COMBAT SYSTEMS

Three Months Ended	March 31, 2013	March 30, 2014	Variance
Revenues	$1,553	$1,317	$(236)	(15.2)%
Operating earnings	215	136	(79)	(36.7)%
Operating margins	13.8%	10.3%
Operating Results
The decrease in the Combat Systems group's revenues in the first quarter of 2014 compared with the prior-year period was consistent with our expectations and was comprised of the following:

U.S. military vehicles	$(179)
Weapon systems and munitions	(68)
International military vehicles	11
Total decrease	$(236)
U.S. military vehicles revenues were down as a result of decreased U.S. Army spending, which impacted all of our major programs, including Stryker, Abrams, Buffalo and Mine Resistant, Ambush Protected (MRAP) vehicles. Decreased U.S. Army spending also impacted weapons systems and munitions programs, including axles, guns and ammunition.
Revenues for international military vehicles were up slightly as work commenced on a $10 billion international order received in the first quarter of 2014. Largely offsetting this increase were lower revenues on several other international contracts that are nearing completion, including Pandur vehicles for the Czech government and a foreign military sales contract to provide light armored vehicles.
The Combat Systems group's operating margins decreased 350 basis points in the first quarter of 2014 compared with the prior-year period. Operating margins were lower in part because of restructuring charges of $29 in the first quarter of 2014 in our Austrian operations, primarily for employee severance, to align better our European military vehicles business with future demand. In addition, operating results in the first quarter of 2013 reflected a stronger mix of high-margin production programs and associated favorable revisions in contract estimates.
Outlook
We expect the Combat Systems group’s full-year revenues in 2014 to decrease 4 to 4.5 percent from 2013 with operating margins around 14 percent as new international work offsets the majority of scheduled declines in U.S. military production.

MARINE SYSTEMS

Three Months Ended	March 31, 2013	March 30, 2014	Variance
Revenues	$1,626	$1,601	$(25)	(1.5)%
Operating earnings	159	166	7	4.4%
Operating margins	9.8%	10.4%

Operating Results
The slight decrease in the Marine Systems group’s revenues in the first quarter of 2014 compared with the prior-year period consisted of the following:

Navy ship construction	$65
Navy engineering, repair and other services	(98)
Commercial ship construction	8
Total decrease	$(25)
The group’s U.S. Navy ship construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and Mobile Landing Platform (MLP) auxiliary support ships. The increase in construction revenues is due to higher volume on the Virginia-class program, primarily for long-lead materials for the next block of submarines, Block IV. We expect the 10-ship Block IV multi-year contract to be awarded during the second quarter of 2014. On March 26, 2014, the Department of Defense notified Congress 30 days prior to the contract award of the Navy's intent to execute the contract.
The revenue decrease on Navy engineering, overhaul and repair programs, was primarily due to timing of submarine-related services.
Operating margins increased in the first quarter of 2014 compared with the prior-year period primarily due to cost efficiencies resulting in strong performance on the MLP program. The second ship of three in the program was delivered in March 2014.
Outlook
We expect the Marine Systems group’s 2014 full-year revenues to increase about 2.5 percent from 2013 with operating margins around 9.5 percent.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	March 31, 2013	March 30, 2014	Variance
Revenues	$2,447	$2,281	$(166)	(6.8)%
Operating earnings	185	183	(2)	(1.1)%
Operating margins	7.6%	8.0%
Operating Results
The decrease in the Information Systems and Technology group’s revenues in the first quarter of 2014 compared with the prior-year period consisted of the following:

Mobile communication systems	$(162)
Information technology (IT) solutions and mission support services	27
Intelligence, surveillance and reconnaissance (ISR) systems	(31)
Total decrease	$(166)
Revenues decreased 20 percent in the mobile communication systems business primarily as a result of decreased U.S. Army spending on multiple programs. Also contributing to the decrease was lower revenues in our U.K. operations, primarily on the Bowman communication system program. Revenues increased in our IT services business on a contract awarded in the second quarter of 2013 to provide contact-center services for the Centers for Medicare & Medicaid Services. This increase was largely offset by lower volume on several programs, including our commercial wireless work.
The group's operating margins increased in the first quarter of 2014 compared with the prior-year period due to the favorable impact of ongoing cost-reduction efforts, particularly in the mobile communication systems business, and solid operating performance across our lines of business. The effect of these efforts was offset in part because the group had fewer favorable revisions in contract estimates than in the first quarter of 2013 as several programs neared completion.
Outlook
We expect 2014 full-year revenues in the Information Systems and Technology group to decrease nearly 20 percent from 2013, largely due to slowed defense spending on major production programs in the mobile communication systems business discussed above. Operating margins are expected to increase to the low-8 percent range.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $18 in the first quarter of 2014 compared with $22 in the first quarter of 2013. We expect 2014 full-year Corporate operating costs of approximately $85.

OTHER INFORMATION
PRODUCT REVENUES AND OPERATING COSTS

Three Months Ended	March 31, 2013	March 30, 2014	Variance
Revenues	$4,481	$4,497	$16	0.4%
Operating costs	3,548	3,518	(30)	(0.8)%

The slight increase in product revenues in the first quarter of 2014 compared with the prior-year period consisted of the following:

Aircraft manufacturing and outfitting	$335
U.S. military vehicle production	(127)
Mobile communication products	(93)
Weapons systems and munitions production	(76)
Other, net	(23)
Total increase	$16
Aircraft manufacturing and outfitting revenues increased due to additional deliveries of G650 aircraft. Offsetting this increase, revenues decreased on several U.S. military vehicle production and mobile communication products programs due to lower U.S. Army spending. Decreased U.S. Army spending also impacted weapons systems and munitions production, including programs for axles, guns and ammunition.
Product operating costs were lower in the first quarter of 2014 compared with the prior-year period. As shown below, the decrease in product operating costs was primarily due to lower volume. No other changes were individually significant.

Primary changes due to volume:
Aircraft manufacturing and outfitting	$212
U.S. military vehicle production	(99)
Mobile communication products	(89)
Weapons systems and munitions products	(59)
(35)
Other changes, net	5
Total decrease	$(30)

SERVICE REVENUES AND OPERATING COSTS

Three Months Ended	March 31, 2013	March 30, 2014	Variance
Revenues	$2,923	$2,827	$(96)	(3.3)%
Operating costs	2,502	2,436	(66)	(2.6)%

The decrease in service revenues in the first quarter of 2014 compared with the prior-year period consisted of the following:

Ship engineering and repair	$(76)
Other, net	(20)
Total decrease	$(96)
Ship engineering and repair revenues decreased due to lower volume on various submarine programs.
Service operating costs were lower in the first quarter of 2014 compared with the prior-year period. As shown below, the decrease in service operating costs was primarily due to lower volume. No other changes were individually significant.

Ship engineering and repair volume	$(61)
Other changes, net	(5)
Total decrease	$(66)

OTHER INFORMATION
G&A Expenses
As a percentage of revenues, G&A expenses were 6.8 percent in the first quarters of 2013 and 2014. While G&A expenses in the first quarter of 2014 were impacted negatively by $29 of severance-related charges in our European military vehicles business in the Combat Systems group, G&A expenses as a percentage of revenues were steady due to ongoing cost-reduction efforts across the company. We expect G&A expenses in 2014 to be approximately 6.5 percent of revenues.
Interest, Net
Net interest expense in the first three months of 2014 was $22 compared with $23 in the same period in 2013. We expect full-year 2014 net interest expense to be approximately $90.
Effective Tax Rate
Our effective tax rate for the first three months of 2014 was 30.1 percent, compared with 30.7 percent in the prior-year period. We anticipate a full-year effective tax rate in the range of 30.5 to 31 percent in 2014.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $56 billion on March 30, 2014, up more than 20 percent from $46 billion at year-end 2013. Our backlog does not include work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. On March 30, 2014, estimated potential contract value associated with IDIQ contracts and contract options was $28.7 billion, up 4 percent from $27.6 billion at the end of 2013. Combined, our total estimated contract value was $84.7 billion on March 30, 2014.
The following table details the backlog and the estimated potential contract value of each business group at the end of the fourth quarter of 2013 and first quarter of 2014:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value*	Total Estimated Contract Value
	December 31, 2013
Aerospace	$13,785	$158	$13,943	$1,679	$15,622
Combat Systems	5,571	1,113	6,684	3,664	10,348
Marine Systems	11,795	5,063	16,858	3,098	19,956
Information Systems and Technology	7,253	1,267	8,520	19,127	27,647
Total	$38,404	$7,601	$46,005	$27,568	$73,573

	March 30, 2014
Aerospace	$12,747	$199	$12,946	$2,000	$14,946
Combat Systems	16,001	885	16,886	8,143	25,029
Marine Systems	12,447	5,248	17,695	2,046	19,741
Information Systems and Technology	7,134	1,343	8,477	16,494	24,971
Total	$48,329	$7,675	$56,004	$28,683	$84,687
*    Estimated potential contract value on March 30, 2014, increased $2.1 billion in our Combat Systems group, and decreased by a corresponding amount in our Information Systems and Technology group, associated with the transfer of responsibility for the U.K. Specialist Vehicle (SV) program between the two groups.

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. Estimated potential contract value represents primarily options to purchase new aircraft and long-term agreements with fleet customers.
The group ended the first quarter of 2014 with $12.9 billion of backlog, compared with $13.9 billion at year-end 2013. Orders in the quarter were across the group's product portfolio. There were no customer defaults in the quarter.
The group's backlog has declined in recent years as G650 production has ramped up to fulfill the substantial orders we received upon introduction of the aircraft in 2008. Backlog will likely decrease over the next several years as the time period between customer order and delivery of the G650 aircraft normalizes.

DEFENSE GROUPS
The total backlog in our defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in total backlog only firm contracts at the amounts we believe are likely to receive funding. Total backlog in our defense groups was $43.1 billion on March 30, 2014, up 34 percent from $32.1 billion at year-end. Estimated potential contract value was $26.7 billion on March 30, 2014, up 3 percent from $25.9 billion at year-end. Despite a challenging business environment, each of our defense groups had a book-to-bill ratio (orders divided by revenues) greater than one-to-one, and received several notable contract awards during the quarter.

Combat Systems awards included the following:

•
$10 billion from the Government of Canada’s Canadian Commercial Corporation to provide military and commercial vehicles, training and support services to an international customer over 14 years. The contract provides for an estimated potential $3 billion of additional vehicles and services. All three businesses in the Combat Systems group and the mobile communication systems business in the Information Systems and Technology group will participate in performing work under this contract.

•	$75 from the U.S. Marine Corps for egress upgrade kits for the Cougar vehicle in support of the MRAP program.

•	$65 from the U.K. Ministry of Defence to develop three additional SV variants, bringing the total number of variants under development to seven.

•	$60 from the U.S. Army to upgrade 12 M1A1 Abrams tanks to the M1A2 Systems Enhancement Package (SEP) configuration.
Marine Systems awards included the following:

•	$645 from the U.S. Navy exercising an option to construct an additional DDG-51 destroyer, bringing the total number of ships to be constructed under a multi-year procurement to five.

•	$520 from the Navy for long-lead material for five Virginia-class submarines under Block IV of the program.

•	$130 from the Navy for the detail design and construction of the MLP 3 Afloat Forward Staging Base (AFSB).

•	$130 from the Navy for repair and maintenance services for nuclear-powered aircraft carriers homeported in Puget Sound, Washington.

•	$55 from the Navy for design work, including advanced nuclear plant studies, for the next-generation ballistic-missile submarine.
Information Systems and Technology awards included the following:

•	$210 for the U.K.'s Bowman tactical communication system for long-term support and capability upgrades.

•	$165 for combat and seaframe control systems on two Navy Littoral Combat Ships (LCS).

•	$110 from the Army under the Warfighter Information Network-Tactical (WIN-T) program for Increment 2 spares and support services.

•	$80 from the U.S. Department of Education to design, build and operate the federal student aid application processing system.

•	$60 from the National Geospatial-Intelligence Agency (NGA) to consolidate NGA's operations from six locations to one stand-alone location at New Campus East (NCE).

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2014 with a cash balance of $4.3 billion, compared with $5.3 billion at the end of 2013. Our net cash position, defined as cash and equivalents less debt, was $385 at the end of the first quarter of 2014, down $1 billion from the end of 2013 primarily driven by the share repurchase activity discussed below. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statements of Cash Flows, in the first three months of 2013 and 2014.
OPERATING ACTIVITIES
We generated cash from operating activities of $428 in the first three months of 2014, compared with $504 in the same period in 2013. The primary driver of cash flows in both periods was net earnings offset in part by growth in operating working capital (OWC). While we started work on a large international order received in the first quarter of 2014 in our Combat Systems group, significant customer deposits associated with this contract are scheduled to be received in the second quarter of 2014.
INVESTING ACTIVITIES
We used $77 for investing activities in the first three months of 2014, compared with $76 in the same period in 2013. The primary use of cash for investing activities in 2014 was capital expenditures. We expect capital expenditures of approximately 2 percent of anticipated revenues in 2014.
FINANCING ACTIVITIES
Cash used for financing activities was $1.3 billion in the first three months of 2014, compared with cash provided by financing activities of $24 in the same period in 2013. Our financing activities include repurchases of common stock and payment of dividends. Net cash from financing activities also includes proceeds received from stock option exercises.
In the first three months of 2014, we repurchased approximately 14 million of our shares. Of this amount, 11.4 million shares were repurchased on January 24, 2014, for $1.2 billion under an accelerated share repurchase (ASR) program with a financial institution. On February 5, 2014, with shares from the prior authorization largely exhausted by the ASR program, the board of directors authorized management to repurchase 20 million additional shares of common stock on the open market. Subsequently, we repurchased an additional 3 million shares at an average price of $108 per share. As some of these shares did not settle until April 2014, an associated cash outflow of $48 will be reported as a financing activity in the second quarter of 2014. On March 30, 2014, 17.1 million shares remain authorized by our board of directors for repurchase, approximately 5 percent of our total shares outstanding. We repurchased one million shares at an average price of $70 per share in the first three months of 2013.
On March 5, 2014, our board of directors declared an increased quarterly dividend of $0.62 per share – the 17th consecutive annual increase. The board had previously increased the quarterly dividend to $0.56 per share in March 2013. We did not pay any dividends in the first three months of 2013 because we accelerated our first quarter 2013 dividend payment to December 2012.
We had no commercial paper outstanding on March 30, 2014. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2016 and a $1 billion facility expiring in July 2018. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the capital markets. We have no material repayments of long-term debt scheduled until $500 million of fixed-rates notes mature in January 2015. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation. See Note H to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.
NON-GAAP FINANCIAL MEASURES – FREE CASH FLOW
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

Three Months Ended	March 31, 2013	March 30, 2014
Net cash provided by operating activities	$504	$428
Capital expenditures	(75)	(87)
Free cash flow from operations	$429	$341
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	88%	72%
Free cash flow from operations	75%	57%
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the favorable impact of revisions in contract estimates totaled $108 ($0.20) and $38 ($0.07) for the three-month periods ended March 31, 2013 and March 30, 2014, respectively. While no revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first quarter of 2014, the amount decreased compared with the prior-year period as 2013 included higher favorable revisions in contract estimates on several programs nearing completion in the Combat Systems and Information Systems and Technology groups.
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
We believe that our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on March 30, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on March 30, 2014, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “estimates,” ”should” and variations of these words and similar expressions are intended to identify forward-looking statements. These include but are not limited to projections of revenues, earnings, operating margins, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including the risk factors discussed in Item 1A of our Annual Report on Form 10-K. These factors include, without limitation:

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

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares that May Yet Be Purchased Under the Program (a)
Pursuant to Share Buyback Program
1/1/14-1/26/14	11,400,000	$101.55	11,400,000	36,352
1/27/14-2/23/14	399,500	$105.20	399,500	19,636,852
2/24/14-3/30/14	2,560,000	$108.65	2,560,000	17,076,852

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (b)
1/1/14-1/26/14	183,925	$95.04
1/27/14-2/23/14	—	$—
2/24/14-3/30/14	—	$—
Total	14,543,425	$102.82
(a)On February 5, 2014, with shares from the prior authorization largely exhausted, the board of directors authorized management to repurchase 20 million shares of common stock.
(b)Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.

We did not make any unregistered sales of equity in the first quarter.

ITEM 6. EXHIBITS

10.1*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the General Dynamics Compensation Recoupment Policy)**

10.2*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the General Dynamics Compensation Recoupment Policy)**

10.3*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the General Dynamics Compensation Recoupment Policy)**

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
Dated: April 23, 2014