Form 10-Q
period 2014-06-29
GENERAL DYNAMICS CORP
filed 2014-07-23
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
334,315,950 shares of the registrant’s common stock, $1 par value per share, were outstanding on June 29, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	June 30, 2013	June 29, 2014
Revenues:
Products	$4,838	$4,659
Services	2,996	2,815
	7,834	7,474
Operating costs and expenses:
Products	3,805	3,637
Services	2,554	2,402
General and administrative (G&A)	514	486
	6,873	6,525
Operating earnings	961	949
Interest, net	(18)	(24)
Earnings from continuing operations before income taxes	943	925
Provision for income taxes, net	303	279
Earnings from continuing operations	640	646
Discontinued operations, net of taxes of ($38) in 2014	—	(105)
Net earnings	$640	$541

Earnings per share
Basic:
Continuing operations	$1.82	$1.92
Discontinued operations	—	(0.31)
Net earnings	$1.82	$1.61
Diluted:
Continuing operations	$1.81	$1.88
Discontinued operations	—	(0.30)
Net earnings	$1.81	$1.58
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	June 30, 2013	June 29, 2014
Revenues:
Products	$9,229	$9,096
Services	5,919	5,643
	15,148	14,739
Operating costs and expenses:
Products	7,279	7,102
Services	5,056	4,837
G&A	1,009	977
	13,344	12,916
Operating earnings	1,804	1,823
Interest, net	(41)	(46)
Other, net	—	1
Earnings from continuing operations before income taxes	1,763	1,778
Provision for income taxes, net	553	536
Earnings from continuing operations	1,210	1,242
Discontinued operations, net of taxes of $3 in 2013 and ($39) in 2014	1	(106)
Net earnings	$1,211	$1,136

Earnings per share
Basic:
Continuing operations	$3.45	$3.66
Discontinued operations	—	(0.31)
Net earnings	$3.45	$3.35
Diluted:
Continuing operations	$3.43	$3.60
Discontinued operations	—	(0.31)
Net earnings	$3.43	$3.29
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
Net earnings	$640	$541	$1,211	$1,136
Losses on cash flow hedges	—	(13)	(12)	(9)
Unrealized gains on securities	3	3	7	6
Foreign currency translation adjustments	(66)	74	(244)	9
Change in retirement plans' funded status	104	55	204	116
Other comprehensive income (loss) before tax	41	119	(45)	122
Provision for income tax, net	36	20	69	41
Other comprehensive income (loss), net of tax	5	99	(114)	81
Comprehensive income	$645	$640	$1,097	$1,217
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)	December 31, 2013	June 29, 2014
ASSETS
Current assets:
Cash and equivalents	$5,301	$3,841
Accounts receivable	4,370	4,474
Contracts in process	4,780	4,934
Inventories	2,890	3,158
Other current assets	821	776
Total current assets	18,162	17,183
Noncurrent assets:
Property, plant and equipment, net	3,359	3,327
Intangible assets, net	1,044	983
Goodwill	11,932	11,927
Other assets	997	912
Total noncurrent assets	17,332	17,149
Total assets	$35,494	$34,332
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1	$501
Accounts payable	2,216	2,486
Customer advances and deposits	6,584	6,694
Other current liabilities	3,458	3,541
Total current liabilities	12,259	13,222
Noncurrent liabilities:
Long-term debt	3,908	3,409
Other liabilities	4,826	4,582
Commitments and contingencies (See Note L)
Total noncurrent liabilities	8,734	7,991
Shareholders' equity:
Common stock	482	482
Surplus	2,226	2,415
Retained earnings	19,428	20,142
Treasury stock	(6,450)	(8,816)
Accumulated other comprehensive loss	(1,185)	(1,104)
Total shareholders' equity	14,501	13,119
Total liabilities and shareholders' equity	$35,494	$34,332
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	June 30, 2013	June 29, 2014
Cash flows from operating activities - continuing operations:
Net earnings	$1,211	$1,136
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	186	191
Amortization of intangible assets	79	61
Stock-based compensation expense	61	64
Excess tax benefit from stock-based compensation	(16)	(54)
Deferred income tax provision	47	64
Discontinued operations, net of taxes	(1)	106
Increase in assets, net of effects of business acquisitions:
Accounts receivable	(102)	(104)
Contracts in process	(125)	(130)
Inventories	(161)	(278)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(10)	270
Customer advances and deposits	(54)	25
Income taxes payable	50	188
Other current liabilities	(149)	(81)
Other, net	71	(164)
Net cash provided by operating activities	1,087	1,294
Cash flows from investing activities - continuing operations:
Capital expenditures	(165)	(162)
Other, net	4	17
Net cash used by investing activities	(161)	(145)
Cash flows from financing activities - continuing operations:
Purchases of common stock	(485)	(2,691)
Proceeds from option exercises	212	415
Dividends paid	(198)	(411)
Excess tax benefit from stock-based compensation	16	54
Net cash used by financing activities	(455)	(2,633)
Net cash (used) provided by discontinued operations	(10)	24
Net increase (decrease) in cash and equivalents	461	(1,460)
Cash and equivalents at beginning of period	3,296	5,301
Cash and equivalents at end of period	$3,757	$3,841
Supplemental cash flow information:
Cash payments for:
Income taxes	$468	$281
Interest	$46	$44
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
Balance, December 31, 2012	$482	$1,988	$17,860	$(6,165)	$(2,775)	$11,390
Net earnings	—	—	1,211	—	—	1,211
Cash dividends declared	—	—	(394)	—	—	(394)
Stock-based awards	—	55	—	193	—	248
Shares purchased	—	—	—	(585)	—	(585)
Other comprehensive loss	—	—	—	—	(114)	(114)
Balance, June 30, 2013	$482	$2,043	$18,677	$(6,557)	$(2,889)	$11,756

Balance, December 31, 2013	$482	$2,226	$19,428	$(6,450)	$(1,185)	$14,501
Net earnings	—	—	1,136	—	—	1,136
Cash dividends declared	—	—	(422)	—	—	(422)
Stock-based awards	—	189	—	325	—	514
Shares purchased	—	—	—	(2,691)	—	(2,691)
Other comprehensive income	—	—	—	—	81	81
Balance, June 29, 2014	$482	$2,415	$20,142	$(8,816)	$(1,104)	$13,119
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended June 29, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended June 30, 2013, and June 29, 2014.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited Consolidated Financial Statements have been restated to reflect the results of operations of our axle business in discontinued operations (see further discussion below).
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
We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the favorable impact of revisions in contract estimates totaled $83 ($0.15) and $191 ($0.35) for the three- and six-month periods ended June 30, 2013, and $62 ($0.12) and $100 ($0.19) for the three- and six-month periods ended June 29, 2014, respectively. While no revisions on any one contract were material to our unaudited Consolidated Financial Statements in the second quarter and first six months of 2014, the amount decreased compared with the prior-year periods as 2013 included higher favorable revisions in contract estimates on several programs nearing completion in the Combat Systems and Information Systems and Technology groups.

In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-9 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. ASU 2014-9 is effective in the first quarter of 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.
The required adoption of the ASU in 2017 will preclude our use of the reallocation method of recognizing revisions in estimated profit on contracts discussed above. Because changes in estimated profit will be recognized in the period they are identified (cumulative catch-up method), rather than prospectively over the remaining contract term, we expect that the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
Discontinued Operations. In June 2014, we committed to a plan to sell our axle business in the Combat Systems group. Accordingly, the assets and liabilities of the business, including an allocation of goodwill, were reported as held for sale and included in other current assets and liabilities on the unaudited Consolidated Balance Sheets. When a business is held for sale, management is required to evaluate the net assets of the business for impairment based on its fair value less cost to sell. Based on this analysis, we recognized a $106 after-tax loss in the second quarter.
In late 2013, we settled our litigation with the U.S. Navy related to a terminated contract in the company’s former tactical military aircraft business. Under the terms of the settlement agreement, the Navy received a $198 credit that will be utilized over several years as the company renders design and construction services on the DDG-1000 program. This activity will be reported in net cash from discontinued operations on the Consolidated Statements of Cash Flows.
Subsequent Events. We have evaluated material events and transactions that have occurred after June 29, 2014, and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
We did not acquire any businesses in 2013 or 2014.

The changes in the carrying amount of goodwill by reporting unit for the six months ended
June 29, 2014, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2013 (a)	$2,741	$2,849	$289	$6,053	$11,932
Other (b)	(2)	(5)	—	2	(5)
June 29, 2014	$2,739	$2,844	$289	$6,055	$11,927
(a)Goodwill on December 31, 2013, in the Information Systems and Technology reporting unit is net of $1,994 of accumulated impairment losses.
(b)Consists primarily of adjustments for foreign currency translation.

Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2013			June 29, 2014
Contract and program intangible assets*	$1,790	$(1,189)	$601	$1,629	$(1,076)	$553
Trade names and trademarks	507	(103)	404	505	(111)	394
Technology and software	130	(92)	38	130	(95)	35
Other intangible assets	155	(154)	1	155	(154)	1
Total intangible assets	$2,582	$(1,538)	$1,044	$2,419	$(1,436)	$983
* Consists of acquired backlog and probable follow-on work and related customer relationships. The decrease in the gross carrying amount and accumulated amortization of contract and program intangible assets from December 31, 2013, to June 29, 2014, is primarily due to the write-off of fully amortized assets in the Information Systems and Technology group.
Amortization expense was $37 and $79 for the three- and six-month periods ended June 30, 2013, and $31 and $61 for the three- and six-month periods ended June 29, 2014, respectively. We expect to record amortization expense of $121 in 2014.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
Basic weighted average shares outstanding	351,110	336,692	351,492	339,462
Dilutive effect of other securities*	1,822	6,093	1,732	5,905
Diluted weighted average shares outstanding	352,932	342,785	353,224	345,367
* Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock/RSUs because the effect of including these securities would be antidilutive: 2013 - 16,484 and 2014 - 2,922.

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

We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2013, or June 29, 2014, except for our assets held for sale (discussed in Note A) that were measured at fair value using Level 3 inputs. Our estimate of fair value considered the discounted projected cash flows of the underlying operations and an evaluation of market prices for similar assets.
Our financial instruments include cash and equivalents and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and accounts payable on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2013, and June 29, 2014, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2013
Other investments	$183	$183	$134	$49
Derivatives	10	10	—	10
Long-term debt, including current portion	(3,909)	(3,758)	—	(3,758)

	June 29, 2014
Other investments	$173	$173	$108	$65
Derivatives	9	9	—	9
Long-term debt, including current portion	(3,910)	(3,869)	—	(3,869)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2013, or June 29, 2014.

E. INCOME TAXES
Deferred Taxes. Our net deferred tax asset (liability) was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	December 31, 2013	June 29, 2014
Current deferred tax asset	$35	$34
Current deferred tax liability	(300)	(321)
Noncurrent deferred tax asset	462	373
Noncurrent deferred tax liability	(135)	(91)
Net deferred tax asset (liability)	$62	$(5)
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
Based on all known facts and circumstances and current tax law, we believe the total amount of unrecognized tax benefits on June 29, 2014, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. We further believe that there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31, 2013	June 29, 2014
Contract costs and estimated profits	$7,961	$8,013
Other contract costs	1,178	1,100
	9,139	9,113
Advances and progress payments	(4,359)	(4,179)
Total contracts in process	$4,780	$4,934
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

Inventories consisted of the following:

	December 31, 2013	June 29, 2014
Work in process	$1,633	$1,906
Raw materials	1,210	1,181
Finished goods	29	26
Pre-owned aircraft	18	45
Total inventories	$2,890	$3,158

H. DEBT
Debt consisted of the following:

		December 31, 2013	June 29, 2014
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$500	$500
July 2016	2.250%	500	500
November 2017	1.000%	896	896
July 2021	3.875%	499	499
November 2022	2.250%	991	992
November 2042	3.600%	498	498
Other	Various	25	25
Total debt		3,909	3,910
Less current portion		1	501
Long-term debt		$3,908	$3,409
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
On June 29, 2014, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2016 and a $1 billion multi-year facility expiring in July 2018. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $280 in committed bank credit facilities to provide backup liquidity to our European businesses.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on June 29, 2014.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	December 31, 2013	June 29, 2014
Salaries and wages	$801	$698
Workers' compensation	497	478
Retirement benefits	303	304
Deferred income taxes	300	321
Income taxes payable	36	173
Other (a)	1,521	1,567
Total other current liabilities	$3,458	$3,541

Retirement benefits	$3,064	$2,915
Customer deposits on commercial contracts	677	592
Deferred income taxes	135	91
Other (b)	950	984
Total other liabilities	$4,826	$4,582
(a)Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation and liabilities of discontinued operations.

J. SHAREHOLDERS' EQUITY
Dividends per Share. Dividends declared per share were $0.56 and $1.12 for the three- and six-month periods ended June 30, 2013, and $0.62 and $1.24 for the three- and six-month periods ended June 29, 2014, respectively. Cash dividends paid were $198 for the six-month period ended June 30, 2013, and $213 and $411 for the three- and six-month periods ended June 29, 2014. In advance of possible tax increases, we accelerated our first quarter 2013 dividend payments to December 2012.
Share Repurchases. In the first six months of 2014, we repurchased approximately 25 million of our outstanding shares. Of this amount, 11.4 million shares were repurchased on January 24, 2014, for $1.2 billion under an ASR program facilitated through a financial institution. Our final cost of the ASR program will be determined based on the weighted-average daily market price of our stock during the term of the agreement, which expires later in 2014. On February 5, 2014, with shares from the prior authorization largely exhausted by the ASR program, the board of directors authorized management to repurchase 20 million additional shares of common stock on the open market. Subsequently, we repurchased an additional 13.6 million shares at an average price of $112 per share. On June 29, 2014, 6.4 million shares remain authorized by our board of directors for repurchase, approximately 2 percent of our total shares outstanding. We repurchased 7.6 million shares at an average price of $77 per share in the first six months of 2013.

Accumulated Other Comprehensive Loss. The changes, before tax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains (losses) on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2012	$6	$7	$1,092	$(3,880)	$(2,775)
Other comprehensive (loss) income before tax	(12)	7	(244)	204	(45)
Provision for income tax, net	4	(2)	3	(74)	(69)
Other comprehensive (loss) income net of tax	(8)	5	(241)	130	(114)
Balance, June 30, 2013	$(2)	$12	$851	$(3,750)	$(2,889)

	Gains (losses) on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2013	$9	$15	$974	$(2,183)	$(1,185)
Other comprehensive (loss) income before tax	(9)	6	9	116	122
Provision for income tax, net	3	(2)	(1)	(41)	(41)
Other comprehensive (loss) income net of tax	(6)	4	8	75	81
Balance, June 29, 2014	$3	$19	$982	$(2,108)	$(1,104)

Amounts reclassified out of AOCL related primarily to changes in retirement plans' funded status and consisted of recognized net actuarial losses (before tax) of $224 and $153 for the six-month periods ended June 30, 2013, and June 29, 2014, respectively. This was partially offset by amortization of prior service credit (before tax) of $26 and $35 for the six-month periods ended June 30, 2013, and June 29, 2014, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note M for additional details.

K. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We do not use derivatives for trading or speculative purposes.
Foreign Currency Risk. Our foreign currency exchange rate risk related to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Otherwise, we enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts, designed to offset and minimize our risk. The one-year average maturity of these instruments matches the duration of the activities that are at risk.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On June 29, 2014, we held $3.8 billion in cash and equivalents, but held no marketable securities.
Hedging Activities. We had $1.7 billion in notional forward exchange contracts outstanding on December 31, 2013, and $1.4 billion on June 29, 2014. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statements of Earnings or in other comprehensive loss (OCL) within the Consolidated Statements of Comprehensive Income depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in OCL until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statements of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statements of Earnings for all derivative financial instruments, regardless of designation.
Net gains and losses recognized in earnings and OCL, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and six-month periods ended June 30, 2013, and June 29, 2014. We do not expect the amount of gains and losses in OCL that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2013, or June 29, 2014.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended June 30, 2013, or June 29, 2014. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first six months of either 2013 or 2014.

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
Other
Portugal Program. In 2012, the Portuguese Ministry of National Defense notified our Combat Systems group's European Land Systems business that it was terminating the contract to provide 260 Pandur vehicles based on an alleged breach of contract. Subsequently, the customer drew $75 from bank guarantees for the contract. We have asserted that we are not in breach of the contract and that the termination of the contract was invalid, and we are currently in arbitration with the customer. As of June 29, 2014, we had approximately $145 outstanding under a bank guarantee for the program's offset requirements. The bank guarantee could be drawn upon by the customer through 2014.
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

Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.1 billion on June 29, 2014. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended June 30, 2013, and June 29, 2014, were as follows:

Six Months Ended	June 30, 2013	June 29, 2014
Beginning balance	$316	$354
Warranty expense	52	62
Payments	(29)	(29)
Ending balance	$339	$387

M. RETIREMENT PLANS
We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.
Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three- and six-month periods ended June 30, 2013, and June 29, 2014, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
Service cost	$80	$48	$4	$3
Interest cost	124	133	13	13
Expected return on plan assets	(148)	(164)	(7)	(8)
Recognized net actuarial loss	106	74	6	3
Amortization of prior service (credit) cost	(15)	(17)	2	(1)
Net periodic cost	$147	$74	$18	$10

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
Service cost	$160	$96	$8	$6
Interest cost	248	266	26	26
Expected return on plan assets	(296)	(328)	(14)	(16)
Recognized net actuarial loss	212	148	12	5
Amortization of prior service (credit) cost	(30)	(34)	4	(1)
Net periodic cost	$294	$148	$36	$20
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
In 2011, changes were made to the CAS to harmonize the regulations with the Pension Protection Act of 2006 (PPA). For certain contracts awarded prior to February 27, 2012, we are entitled to recover additional pension costs from our customers resulting from the CAS harmonization with the PPA. We submitted REAs of approximately $165 for these contracts in 2012. These REAs remained outstanding on June 29, 2014, and are subject to negotiation with our customer, the U.S. Department of Defense.

N. BUSINESS GROUP INFORMATION
We operate in four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. We organize our business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; military and commercial shipbuilding and related services; and communication and information technology systems and solutions, respectively. We measure each group’s profit based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our business groups.
Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
Aerospace	$2,053	$1,995	$389	$384
Combat Systems	1,472	1,465	219	220
Marine Systems	1,759	1,851	178	174
Information Systems and Technology	2,550	2,163	198	188
Corporate*	—	—	(23)	(17)
	$7,834	$7,474	$961	$949

	Revenues		Operating Earnings
Six Months Ended	June 30, 2013	June 29, 2014	June 30, 2013	June 29, 2014
Aerospace	$3,831	$4,120	$699	$788
Combat Systems	2,935	2,723	430	359
Marine Systems	3,385	3,452	337	340
Information Systems and Technology	4,997	4,444	383	371
Corporate*	—	—	(45)	(35)
	$15,148	$14,739	$1,804	$1,823
*Corporate operating results consist primarily of stock option expense.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended June 30, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,932	$902	$—	$7,834
Cost of sales	3	5,604	752	—	6,359
G&A	19	411	84	—	514
Operating earnings	(22)	917	66	—	961
Interest, net	(23)	5	—	—	(18)
Other, net	(1)	—	1	—	—
Earnings before income taxes	(46)	922	67	—	943
Provision for income taxes	(11)	283	31	—	303
Equity in net earnings of subsidiaries	675	—	—	(675)	—
Net earnings	$640	$639	$36	$(675)	$640
Comprehensive income	$645	$637	$(20)	$(617)	$645
Three Months Ended June 29, 2014
Revenues	$—	$6,437	$1,037	$—	$7,474
Cost of sales	3	5,231	805	—	6,039
G&A	14	401	71	—	486
Operating earnings	(17)	805	161	—	949
Interest, net	(25)	—	1	—	(24)
Other, net	(2)	4	(2)	—	—
Earnings before income taxes	(44)	809	160	—	925
Provision for income taxes	(14)	270	23	—	279
Discontinued operations, net of taxes	(105)	—	—	—	(105)
Equity in net earnings of subsidiaries	676	—	—	(676)	—
Net earnings	$541	$539	$137	$(676)	$541
Comprehensive income	$640	$540	$200	$(740)	$640

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Six Months Ended June 30, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$13,320	$1,828	$—	$15,148
Cost of sales	6	10,830	1,499	—	12,335
G&A	39	816	154	—	1,009
Operating earnings	(45)	1,674	175	—	1,804
Interest, net	(46)	4	1	—	(41)
Other, net	(1)	1	—	—	—
Earnings before income taxes	(92)	1,679	176	—	1,763
Provision for income taxes	(20)	513	60	—	553
Discontinued operations, net of tax	1	—	—		1
Equity in net earnings of subsidiaries	1,282	—	—	(1,282)	—
Net earnings	$1,211	$1,166	$116	$(1,282)	$1,211
Comprehensive income	$1,097	$1,185	$(143)	$(1,042)	$1,097
Six Months Ended June 29, 2014
Revenues	$—	$12,830	$1,909	$—	$14,739
Cost of sales	9	10,429	1,501	—	11,939
G&A	28	769	180	—	977
Operating earnings	(37)	1,632	228	—	1,823
Interest, net	(47)	—	1	—	(46)
Other, net	(2)	4	(1)	—	1
Earnings before income taxes	(86)	1,636	228	—	1,778
Provision for income taxes	(23)	520	39	—	536
Discontinued operations, net of taxes	(106)	—	—	—	(106)
Equity in net earnings of subsidiaries	1,305	—	—	(1,305)	—
Net earnings	$1,136	$1,116	$189	$(1,305)	$1,136
Comprehensive income	$1,217	$1,111	$205	$(1,316)	$1,217

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

December 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$4,179	$—	$1,122	$—	$5,301
Accounts receivable	—	1,451	2,919	—	4,370
Contracts in process	571	3,124	1,085	—	4,780
Inventories
Work in process	—	1,623	10	—	1,633
Raw materials	—	1,172	38	—	1,210
Finished goods	—	24	5	—	29
Pre-owned aircraft	—	18	—	—	18
Other current assets	424	203	194	—	821
Total current assets	5,174	7,615	5,373	—	18,162
Noncurrent assets:
Property, plant and equipment	156	5,827	1,169	—	7,152
Accumulated depreciation of PP&E	(64)	(3,062)	(667)	—	(3,793)
Intangible assets	—	1,614	968	—	2,582
Accumulated amortization of intangible assets	—	(1,111)	(427)	—	(1,538)
Goodwill	—	8,041	3,891	—	11,932
Other assets	600	483	398	(484)	997
Investment in subsidiaries	35,071	—	—	(35,071)	—
Total noncurrent assets	35,763	11,792	5,332	(35,555)	17,332
Total assets	$40,937	$19,407	$10,705	$(35,555)	$35,494
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,493	$3,091	$—	$6,584
Other current liabilities	868	3,644	1,163	—	5,675
Total current liabilities	868	7,137	4,254	—	12,259
Noncurrent liabilities:
Long-term debt	3,883	25	—	—	3,908
Other liabilities	2,333	2,007	486	—	4,826
Total noncurrent liabilities	6,216	2,032	486	—	8,734
Intercompany	19,352	(19,697)	345	—	—
Shareholders' equity:
Common stock	482	6	3,570	(3,576)	482
Other shareholders' equity	14,019	29,929	2,050	(31,979)	14,019
Total shareholders' equity	14,501	29,935	5,620	(35,555)	14,501
Total liabilities and shareholders' equity	$40,937	$19,407	$10,705	$(35,555)	$35,494

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

June 29, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,882	$—	$959	$—	$3,841
Accounts receivable	—	1,340	3,134	—	4,474
Contracts in process	524	2,974	1,436	—	4,934
Inventories
Work in process	—	1,895	11	—	1,906
Raw materials	—	1,148	33	—	1,181
Finished goods	—	17	9	—	26
Pre-owned aircraft	—	45	—	—	45
Other current assets	262	304	210	—	776
Total current assets	3,668	7,723	5,792	—	17,183
Noncurrent assets:
Property, plant and equipment	155	5,944	1,184	—	7,283
Accumulated depreciation of PP&E	(67)	(3,196)	(693)	—	(3,956)
Intangible assets	—	1,451	968	—	2,419
Accumulated amortization of intangible assets	—	(995)	(441)	—	(1,436)
Goodwill	—	7,992	3,935	—	11,927
Other assets	533	400	330	(351)	912
Investment in subsidiaries	36,489	—	—	(36,489)	—
Total noncurrent assets	37,110	11,596	5,283	(36,840)	17,149
Total assets	$40,778	$19,319	$11,075	$(36,840)	$34,332
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,503	3,191	—	6,694
Other current liabilities	1,090	3,559	1,378	—	6,027
Total current liabilities	1,590	7,063	4,569	—	13,222
Noncurrent liabilities:
Long-term debt	3,385	24	—	—	3,409
Other liabilities	2,122	2,027	433	—	4,582
Total noncurrent liabilities	5,507	2,051	433	—	7,991
Intercompany	20,562	(20,761)	199	—	—
Shareholders' equity:
Common stock	482	6	2,043	(2,049)	482
Other shareholders' equity	12,637	30,960	3,831	(34,791)	12,637
Total shareholders' equity	13,119	30,966	5,874	(36,840)	13,119
Total liabilities and shareholders' equity	$40,778	$19,319	$11,075	$(36,840)	$34,332

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities *	$(36)	$1,182	$(59)	$—	$1,087
Net cash used by investing activities *	2	(147)	(16)	—	(161)
Cash flows from financing activities:
Purchases of common stock	(485)	—	—	—	(485)
Other, net	30	—	—	—	30
Net cash used by financing activities *	(455)	—	—	—	(455)
Net cash used by discontinued operations	(10)	—	—	—	(10)
Cash sweep/funding by parent	943	(1,035)	92	—	—
Net increase in cash and equivalents	444	—	17	—	461
Cash and equivalents at beginning of period	2,300	—	996	—	3,296
Cash and equivalents at end of period	$2,744	$—	$1,013	$—	$3,757
Six Months Ended June 29, 2014
Net cash provided by operating activities *	$187	$1,197	$(90)	$—	$1,294
Net cash used by investing activities *	1	(132)	(14)	—	(145)
Cash flows from financing activities:
Purchases of common stock	(2,691)	—	—	—	(2,691)
Proceeds from option exercises	415	—	—	—	415
Dividends paid	(411)	—	—	—	(411)
Other, net	54	—	—	—	54
Net cash used by financing activities *	(2,633)	—	—	—	(2,633)
Net cash provided by discontinued operations	24	—	—	—	24
Cash sweep/funding by parent	1,124	(1,065)	(59)	—	—
Net decrease in cash and equivalents	(1,297)	—	(163)	—	(1,460)
Cash and equivalents at beginning of period	4,179	—	1,122	—	5,301
Cash and equivalents at end of period	$2,882	$—	$959	$—	$3,841

* Continuing operations only

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; shipbuilding; and communication and information technology systems and solutions. We operate globally through four business groups: Aerospace, Combat Systems, Marine Systems and Information Systems and Technology. Our primary customers are the U.S. government, including the Department of Defense, intelligence community and other U.S. government customers; international governments; and a wide range of corporate and individual customers for business jets. The following discussion should be read in conjunction with our 2013 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q. The unaudited Consolidated Financial Statements have been restated to reflect the results of operations of our axle business in discontinued operations (for further discussion, see Note A to the unaudited Consolidated Financial Statements).

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important in the evaluation of our operating results. We recognize the majority of our revenues using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in our Aerospace and defense groups.
In the Aerospace group, contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s outfitting, which includes exterior painting and installation of customer-selected interiors. We record revenues on these contracts at the completion of these two phases: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the outfitted aircraft. Revenues associated with the group’s completions of other original equipment manufacturers' (OEMs) aircraft and the group's services businesses are recognized as work progresses or upon delivery of services. Fluctuations in revenues from period to period result from the number and mix of new aircraft deliveries (green and outfitted), progress on aircraft completions and the level of aircraft service activity during the period.
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
In the defense groups, revenue on long-term government contracts is recognized as work progresses, either as products are produced or services are rendered. As a result, variations in revenues are discussed generally in terms of volume, typically measured by the level of activity on individual contracts or programs. Year-over-year variances attributed to volume are due to changes in production or service levels and delivery schedules.
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

CONSOLIDATED OVERVIEW

Three Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$7,834	$7,474	$(360)	(4.6)%
Operating costs and expenses	6,873	6,525	348	5.1%
Operating earnings	961	949	(12)	(1.2)%
Operating margins	12.3%	12.7%
Six Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$15,148	$14,739	$(409)	(2.7)%
Operating costs and expenses	13,344	12,916	428	3.2%
Operating earnings	1,804	1,823	19	1.1%
Operating margins	11.9%	12.4%
Our revenues and operating costs and expenses were lower in the second quarter of 2014 compared with the prior-year period resulting in higher margins. The lower revenues reflect lower volume in our Information Systems and Technology group primarily due to decreased U.S. Army spending as a result of its lower operating tempo in hostile areas. For the six-month period, lower volume in our Information Systems and Technology and Combat Systems groups, also due to decreased U.S. Army spending, was partially offset by increased aircraft deliveries in our Aerospace group. Operating margins were up in 2014 compared with the prior-year periods primarily due to growth in higher-margin aircraft manufacturing, outfitting and completions revenues in the Aerospace group and improved performance in the Information Systems and Technology group.

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
AEROSPACE

Three Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$2,053	$1,995	$(58)	(2.8)%
Operating earnings	389	384	(5)	(1.3)%
Operating margin	18.9%	19.2%

Gulfstream aircraft deliveries (in units):
Green	35	33	(2)	(5.7)%
Outfitted	36	38	2	5.6%
Six Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$3,831	$4,120	$289	7.5%
Operating earnings	699	788	89	12.7%
Operating margin	18.2%	19.1%

Gulfstream aircraft deliveries (in units):
Green	65	68	3	4.6%
Outfitted	65	77	12	18.5%
Operating Results
The changes in the Aerospace group's revenues in the second quarter and first six months of 2014 compared with the prior-year periods consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$(44)	$299
Pre-owned aircraft	(43)	(83)
Aircraft services	29	73
Total (decrease) increase	$(58)	$289
Aircraft manufacturing, outfitting and completions revenues increased in the first half of 2014 primarily due to additional deliveries of G650 aircraft. Production rates and productivity for the G650 have been increasing since initial green deliveries in 2011. In the second quarter of 2014, revenues were down slightly due to the timing of deliveries from quarter to quarter. Pre-owned aircraft sales decreased as we had no sales in 2014 compared to three sales in the second quarter and five in the first half of 2013. We had four pre-owned aircraft in inventories on June 29, 2014, valued at $45, two of which are under contract. Aircraft services revenues continue to exceed the prior-year periods due to increased maintenance work in 2014.

The changes in the group's operating earnings in the second quarter and first six months of 2014 compared with the prior-year periods consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$30	$140
Pre-owned aircraft	3	4
Aircraft services	1	4
G&A/other expenses	(39)	(59)
Total (decrease) increase	$(5)	$89
Aircraft manufacturing, outfitting and completions earnings grew in the second quarter and first half of 2014 due to increased G650 deliveries and favorable cost performance in aircraft manufacturing and outfitting activities. Partially offsetting these increases were higher R&D expenses compared with the prior-year period associated with ongoing product-development efforts. Overall, the Aerospace group's operating margins increased 30 basis points in the second quarter and 90 basis points in the first six months of 2014 compared with the prior-year periods.
Outlook
We expect an increase of approximately 8 percent in the group’s full-year revenues in 2014 compared with 2013 as a result of increased deliveries of newer Gulfstream aircraft models. Operating margins are expected to be around 18 percent.
COMBAT SYSTEMS

Three Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$1,472	$1,465	$(7)	(0.5)%
Operating earnings	219	220	1	0.5%
Operating margins	14.9%	15.0%
Six Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$2,935	$2,723	$(212)	(7.2)%
Operating earnings	430	359	(71)	(16.5)%
Operating margins	14.7%	13.2%
Operating Results
The decrease in the Combat Systems group's revenues in the second quarter and first six months of 2014 compared with the prior-year periods consisted of the following:

	Second Quarter	Six Months
U.S. military vehicles	$(144)	$(323)
Weapon systems and munitions	(26)	(63)
International military vehicles	163	174
Total decrease	$(7)	$(212)

U.S. military vehicles revenues were down in the second quarter and first six months of 2014 as a result of decreased U.S. Army spending, which impacted our major U.S. ground forces programs, including Stryker, Abrams, Buffalo and Mine Resistant, Ambush Protected (MRAP) vehicles. Revenues also decreased in weapons systems and munitions primarily due to lower tank ammunition production for international customers.
Revenues for international military vehicles were up significantly in the second quarter and first half of 2014 as work commenced on a $10 billion international order received in the first quarter of 2014. Work on this order in the second quarter and first six months of 2014 was somewhat offset by lower revenues on several other international contracts that are nearing completion, including Pandur vehicles for the Czech government and a foreign military sales contract to provide light armored vehicles.
The Combat Systems group's operating margins increased 10 basis points in the second quarter and decreased 150 basis points in the first six months of 2014 compared with the prior-year periods. Second quarter 2014 operating margins were up as a result of a reduced cost base in our European business following restructuring activities in 2013 and the first quarter of 2014. Operating margins in the first half of 2014 were negatively impacted by a $29 charge associated with the first-quarter restructuring activities as well as a shift in contract mix. The group's results in 2013 reflected a stronger mix of high-margin production programs and associated favorable revisions in estimates as contracts matured.
Outlook
We expect the Combat Systems group’s full-year revenues in 2014 to be about $5.7 billion, with operating margins around 15 percent as new international work offsets the majority of scheduled declines in U.S. military production.
MARINE SYSTEMS

Three Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$1,759	$1,851	$92	5.2%
Operating earnings	178	174	(4)	(2.2)%
Operating margins	10.1%	9.4%
Six Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$3,385	$3,452	$67	2.0%
Operating earnings	337	340	3	0.9%
Operating margins	10.0%	9.8%

Operating Results
The increase in the Marine Systems group’s revenues in the second quarter and first six months of 2014 compared with the prior-year periods consisted of the following:

	Second Quarter	Six Months
Navy ship construction	$89	$154
Navy engineering, repair and other services	(66)	(164)
Commercial ship construction	69	77
Total increase	$92	$67

The group’s U.S. Navy ship construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and Mobile Landing Platform (MLP) auxiliary support ships. The increase in construction revenues in 2014 is primarily due to higher volume on the Virginia-class program, including long-lead materials for Block IV, which was awarded in the second quarter. Revenues also increased on the DDG-51 program in connection with a multi-year contract awarded in the second quarter of 2013. Lower volume on the DDG-1000 and MLP programs largely offset the growth on the DDG-51 program.
The revenue decrease in Navy engineering, repair and other services was primarily due to lower spending by the Navy on submarine-related services.
Commercial ship construction revenues increased in the second quarter and first six months of 2014 as work ramped up on the group's construction of Jones Act ships. The group currently has 10 of these ships under contract, including one awarded in the second quarter of 2014.
Operating margins decreased in the second quarter and first six months of 2014 compared with the prior-year periods primarily due to a shift in contract mix as work on the new Virginia-class and DDG-51 contracts ramped up and mature, higher-margin contracts neared completion.
Outlook
We expect the Marine Systems group’s 2014 full-year revenues to increase about 4.5 percent from 2013 with operating margins in the high-9 percent range.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$2,550	$2,163	$(387)	(15.2)%
Operating earnings	198	188	(10)	(5.1)%
Operating margins	7.8%	8.7%
Six Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$4,997	$4,444	$(553)	(11.1)%
Operating earnings	383	371	(12)	(3.1)%
Operating margins	7.7%	8.3%
Operating Results
The Information Systems and Technology group's revenues in the second quarter and first six months of 2014 compared with the prior-year periods were higher than our expectations. The change from 2013 consisted of the following:

	Second Quarter	Six Months
Mobile communication systems	$(250)	$(412)
Information technology (IT) solutions and mission support services	(119)	(92)
Intelligence, surveillance and reconnaissance (ISR) systems	(18)	(49)
Total decrease	$(387)	$(553)
Revenues decreased approximately 25 percent in the mobile communication systems business in the second quarter and first six months of 2014 primarily as a result of decreased U.S. Army spending on several programs. Revenues decreased in both periods of 2014 in our IT services business due to lower volume on several programs, including our commercial wireless work. This decrease was partially offset in the first six months of 2014 by our work on a contract to provide contact-center services for the Centers for Medicare & Medicaid Services. These revenues and the associated headcount declined in the second quarter following high call volume in the first quarter of 2014.
The group's operating margins increased in the second quarter and first six months of 2014 compared with the prior-year periods due to the favorable impact of ongoing cost-reduction efforts, particularly in the mobile communication systems business, and solid operating performance across our lines of business. The effect of these efforts was offset in part because the group had fewer favorable revisions in contract estimates than 2013 as several programs neared completion.
Outlook
We expect 2014 full-year revenues in the Information Systems and Technology group to decrease 15 percent from 2013, largely due to slowed defense spending on major production programs in the mobile communication systems business discussed above. Operating margins are expected to be in the low-8 percent range.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $23 in the second quarter of 2013 compared with $17 in the second quarter of 2014 and $45 in the first six months of 2013 compared with $35 in the 2014 period. We expect 2014 full-year Corporate operating costs of approximately $80.

OTHER INFORMATION
PRODUCT REVENUES AND OPERATING COSTS

Three Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$4,838	$4,659	$(179)	(3.7)%
Operating costs	3,805	3,637	(168)	(4.4)%
Six Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$9,229	$9,096	$(133)	(1.4)%
Operating costs	7,279	7,102	(177)	(2.4)%

The decrease in product revenues in the second quarter and first six months of 2014 compared with the prior-year periods consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing and outfitting	$(44)	$291
Navy ship construction	89	154
Military vehicle production	10	(144)
Mobile communication products	(162)	(255)
Pre-owned aircraft sales	(43)	(83)
Other, net	(29)	(96)
Total decrease	$(179)	$(133)

Aircraft manufacturing and outfitting revenues increased in the first six months of 2014 due to additional deliveries of G650 aircraft. Revenues increased in Navy ship construction mainly due to increased activity on the Virginia-class submarine program. Offsetting these increases, revenues decreased on several U.S. military vehicle production and mobile communication products programs due to lower U.S. Army spending. For the second quarter of 2014, lower U.S. military vehicle production was more than offset by increasing activity on a significant international vehicle order that was received in the first quarter of 2014. Pre-owned aircraft sales were down as there have been no sales through six months of 2014.
Product operating costs were lower in the second quarter and first six months of 2014 compared with the prior-year periods. As shown below, the decrease in product operating costs was primarily due to lower volume. No other changes were individually significant.

	Second Quarter	Six Months
Primary changes due to volume:
Aircraft manufacturing and outfitting	$(54)	$158
Navy ship construction	75	109
Military vehicle production	36	(72)
Mobile communication products	(142)	(231)
Pre-owned aircraft sales	(46)	(87)
	(131)	(123)
Other changes, net	(37)	(54)
Total decrease	$(168)	$(177)

SERVICE REVENUES AND OPERATING COSTS

Three Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$2,996	$2,815	$(181)	(6.0)%
Operating costs	2,554	2,402	(152)	(6.0)%
Six Months Ended	June 30, 2013	June 29, 2014	Variance
Revenues	$5,919	$5,643	$(276)	(4.7)%
Operating costs	5,056	4,837	(219)	(4.3)%

The decrease in service revenues in the second quarter and first six months of 2014 compared with the prior-year periods consisted of the following:

	Second Quarter	Six Months
Navy engineering, repair and other services	$(66)	$(164)
IT services	(89)	(66)
Other, net	(26)	(46)
Total decrease	$(181)	$(276)
Navy engineering, repair and other services revenues decreased due to lower volume on various submarine programs, while IT service revenues decreased due to lower volume, particularly in our commercial wireless line of business.

Service operating costs were lower in the second quarter and first six months of 2014 compared with the prior-year periods. As shown below, the decrease in service operating costs was primarily due to lower volume. No other changes were individually significant.

	Second Quarter	Six Months
Navy engineering, repair and other services volume	$(50)	$(128)
IT services volume	(69)	(31)
Other changes, net	(33)	(60)
Total decrease	$(152)	$(219)

OTHER INFORMATION
G&A Expenses
As a percentage of revenues, G&A expenses were 6.6 percent in the first six months of 2014 and 6.7 percent in the same period of 2013. We expect G&A expenses in 2014 to be approximately 6.5 percent of revenues.
Interest, Net
Net interest expense in the first six months of 2014 was $46 compared with $41 in the same period in 2013. We expect full-year 2014 net interest expense to be approximately $90.
Effective Tax Rate
Our effective tax rate for the first six months of 2014 was 30.1 percent, compared with 31.4 percent in the prior-year period. We anticipate a full-year effective tax rate of approximately 30.5 percent in 2014.
Discontinued Operations, Net of Taxes
In June 2014, we committed to a plan to sell our axle business in the Combat Systems group. Accordingly, the results of operations of this business are reported in discontinued operations and were $1 and ($106) for the first six months of 2013 and 2014, respectively. The 2014 results include an after-tax loss of $106 to write down the net assets of the business to their estimated fair value. For further discussion, see Note A to the unaudited Consolidated Financial Statements.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $71.1 billion on June 29, 2014, up more than 25 percent from $55.9 billion on March 30, 2014. Our backlog does not include work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. On June 29, 2014, estimated potential contract value associated with IDIQ contracts and contract options was $28.4 billion. Combined, our total estimated contract value was $99.5 billion on June 29, 2014.

The following table details the backlog and the estimated potential contract value of each business group at the end of the first and second quarters of 2014:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	March 30, 2014
Aerospace	$12,747	$199	$12,946	$2,000	$14,946
Combat Systems	15,870	885	16,755	8,143	24,898
Marine Systems	12,447	5,248	17,695	2,046	19,741
Information Systems and Technology	7,134	1,343	8,477	16,494	24,971
Total	$48,198	$7,675	$55,873	$28,683	$84,556

	June 29, 2014
Aerospace	$12,556	$172	$12,728	$1,920	$14,648
Combat Systems	15,363	852	16,215	8,074	24,289
Marine Systems	15,458	17,747	33,205	1,938	35,143
Information Systems and Technology	7,343	1,602	8,945	16,477	25,422
Total	$50,720	$20,373	$71,093	$28,409	$99,502

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. Estimated potential contract value represents primarily options to purchase new aircraft and long-term agreements with fleet customers.
The group ended the second quarter of 2014 with $12.7 billion of backlog, compared with $12.9 billion on March 30, 2014. The group experienced strong demand in the quarter with order activity across its product portfolio.
The group's backlog was lowered in recent years as G650 production has ramped up to fulfill the substantial orders we received upon introduction of the aircraft in 2008. Backlog will likely decrease over the next several years as the time period between customer order and delivery of the G650 aircraft normalizes.

DEFENSE GROUPS
The total backlog in our defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in total backlog only firm contracts at the amounts we believe are likely to receive funding. Total backlog in our defense groups was $58.4 billion on June 29, 2014, up 36 percent from $42.9 billion on March 30, 2014. The most significant contributor to the growth in backlog was a contract awarded by the U.S. Navy to construct 10 additional Virginia-class submarines. Estimated potential contract value was $26.5 billion on June 29, 2014, down slightly from $26.7 billion on March 30, 2014. Each of our defense groups received notable contract awards during the quarter.

Combat Systems awards included the following:

•	$290 from the U.S. Army under the Stryker wheeled armored vehicle program for the production of 93 double-V-hulled vehicles and for contractor logistics support.

•	$50 from the U.S. Marine Corps for production of seven light armored vehicle (LAV) upgrade kits, testing and customer support.
Marine Systems awards included the following:

•
$17.8 billion from the Navy for the construction of 10 Virginia-class submarines under the multi-year Block IV contract, including $1.2 billion that was previously recognized as orders for long-lead material.

•	$125 for the construction of a Jones Act product carrier from an affiliate of American Petroleum Tankers.

•	$85 from the Navy for design work, including advanced nuclear plant studies, for the next-generation ballistic-missile submarine.

•	$65 from the Navy for long-lead material for the fourth Mobile Landing Platform (MLP), configured as an Afloat Forward Staging Base (AFSB).
Information Systems and Technology awards included the following:

•	$645 to extend the period of performance for support on the Canadian Maritime Helicopter Project (MHP).

•	$425 from the Centers for Medicare & Medicaid Services (CMS) for contact-center services.

•	$105 from the Navy for the procurement of material to support production of guidance and missile hardware.

•	$80 from the Army under the Warfighter Information Network-Tactical (WIN-T) program for equipment and support services.

•	$75 to provide design and support services on the U.S. Air Force’s Space Fence program.

•	$70 from the Army for ruggedized computing equipment under the Common Hardware Systems-4 (CHS-4) program.

•	$60 from the U.K. Ministry of Defence for tactical communication systems spares and services.

•
An IDIQ contract from the Department of Homeland Security (DHS) to enhance mission effectiveness and create economies of scale through enhanced integration and consolidation. The program has a maximum potential value of $700 over seven years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2014 with a cash balance of $3.8 billion, compared with $5.3 billion at the end of 2013. Our net debt position, defined as cash and equivalents less debt, was $69 at the end of the second quarter of 2014, as compared with a net cash position of $1.4 billion at the end of 2013. The change was primarily driven by the share repurchase activity discussed below. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statements of Cash Flows, in the first six months of 2013 and 2014.
OPERATING ACTIVITIES
We generated cash from operating activities of $1.3 billion in the first six months of 2014, compared with $1.1 billion in the same period in 2013. The primary driver of cash flows in both periods was net earnings offset in part by growth in operating working capital (OWC). While we started work on a large international order received in the first quarter of 2014 in our Combat Systems group, significant customer deposits associated with this contract were not received until July of 2014.
INVESTING ACTIVITIES
We used $145 for investing activities in the first six months of 2014, compared with $161 in the same period in 2013. The primary use of cash for investing activities in both periods was capital expenditures. We expect capital expenditures of approximately 2 percent of anticipated revenues in 2014.
FINANCING ACTIVITIES
Cash used for financing activities was $2.6 billion in the first six months of 2014, compared with $455 in the same period in 2013. Our financing activities include debt issuances and repayments, repurchases of common stock and payment of dividends. Net cash from financing activities also includes proceeds received from stock option exercises.
In the first six months of 2014, we repurchased approximately 25 million of our outstanding shares. Of this amount, 11.4 million shares were repurchased on January 24, 2014, for $1.2 billion under an accelerated share repurchase (ASR) program facilitated through a financial institution. Our final cost of the ASR program will be determined based on the weighted-average daily market price of our stock during the term of the agreement, which expires later in 2014. On February 5, 2014, with shares from the prior authorization largely exhausted by the ASR program, the board of directors authorized management to repurchase 20 million additional shares of common stock on the open market. Subsequently, we repurchased an additional 13.6 million shares at an average price of $112 per share. On June 29, 2014, 6.4 million shares remain authorized by our board of directors for repurchase, approximately 2 percent of our total shares outstanding. We repurchased 7.6 million shares at an average price of $77 per share in the first six months of 2013.
On March 5, 2014, our board of directors declared an increased quarterly dividend of $0.62 per share – the 17th consecutive annual increase. The board had previously increased the quarterly dividend to $0.56 per share in March 2013. The first half of 2013 included only one quarterly dividend payment as we accelerated our first quarter 2013 dividend payment to December 2012.
We had no commercial paper outstanding on June 29, 2014. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2016 and a $1 billion facility expiring in July 2018. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the capital markets. We have no material repayments of long-term debt scheduled until $500 million of fixed-rates notes mature in January 2015. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation. See Note H to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.
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

Six Months Ended	June 30, 2013	June 29, 2014
Net cash provided by operating activities	$1,087	$1,294
Capital expenditures	(165)	(162)
Free cash flow from operations	$922	$1,132
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	90%	104%
Free cash flow from operations	76%	91%
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the favorable impact of revisions in contract estimates totaled $83 ($0.15) and $191 ($0.35) for the three- and six-month periods ended June 30, 2013, and $62 ($0.12) and $100 ($0.19) for the three- and six-month periods ended June 29, 2014, respectively. While no revisions on any one contract were material to our unaudited Consolidated Financial Statements in the second quarter and first six months of 2014, the amount decreased compared with the prior-year periods as 2013 included higher favorable revisions in contract estimates on several programs nearing completion in the Combat Systems and Information Systems and Technology groups.
In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-9 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. ASU 2014-9 is effective in the first quarter of 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.
The required adoption of the ASU in 2017 will preclude our use of the reallocation method of recognizing revisions in estimated profit on contracts discussed above. Because changes in estimated profit will be recognized in the period they are identified (cumulative catch-up method), rather than prospectively over the remaining contract term, we expect that the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on June 29, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on June 29, 2014, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our second quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares that May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
3/31/14-4/27/14	1,078,700	$108.39	1,078,700	15,998,152
4/28/14-5/25/14	7,275,000	$112.62	7,275,000	8,723,152
5/26/14-6/29/14	2,329,000	$118.84	2,329,000	6,394,152
Total	10,682,700	$113.55
* On February 5, 2014, with shares from the prior authorization largely exhausted, the board of directors authorized management to repurchase 20 million shares of common stock.

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

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002***

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

101	Interactive Data File***

* Indicates a management contract or compensatory plan or arrangement.
** Incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 30, 2014, filed with the Commission April 23, 2014.
*** Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
Kimberly A. Kuryea
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: July 23, 2014