Form 10-Q
period 2014-09-28
GENERAL DYNAMICS CORP
filed 2014-10-22
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
331,389,741 shares of the registrant’s common stock, $1 par value per share, were outstanding on September 28, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	September 29, 2013	September 28, 2014
Revenues:
Products	$4,752	$4,909
Services	2,983	2,842
	7,735	7,751
Operating costs and expenses:
Products	3,700	3,866
Services	2,577	2,408
General and administrative (G&A)	497	478
	6,774	6,752
Operating earnings	961	999
Interest, net	(22)	(21)
Other, net	4	1
Earnings from continuing operations before income tax	943	979
Provision for income tax, net	291	285
Earnings from continuing operations	652	694
Discontinued operations, net of tax of ($2) in 2013 and $1 in 2014	(1)	2
Net earnings	$651	$696

Earnings per share
Basic:
Continuing operations	$1.86	$2.09
Discontinued operations	—	0.01
Net earnings	$1.86	$2.10
Diluted:
Continuing operations	$1.84	$2.05
Discontinued operations	—	0.01
Net earnings	$1.84	$2.06
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	September 29, 2013	September 28, 2014
Revenues:
Products	$13,981	$14,005
Services	8,902	8,485
	22,883	22,490
Operating costs and expenses:
Products	10,979	10,967
Services	7,633	7,246
G&A	1,506	1,455
	20,118	19,668
Operating earnings	2,765	2,822
Interest, net	(63)	(67)
Other, net	4	2
Earnings from continuing operations before income tax	2,706	2,757
Provision for income tax, net	844	821
Earnings from continuing operations	1,862	1,936
Discontinued operations, net of tax of $1 in 2013 and ($38) in 2014	—	(104)
Net earnings	$1,862	$1,832

Earnings per share
Basic:
Continuing operations	$5.31	$5.75
Discontinued operations	—	(0.31)
Net earnings	$5.31	$5.44
Diluted:
Continuing operations	$5.27	$5.64
Discontinued operations	—	(0.30)
Net earnings	$5.27	$5.34
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014
Net earnings	$651	$696	$1,862	$1,832
Gains (losses) on cash flow hedges	12	(60)	—	(69)
Unrealized gains on securities	—	1	7	7
Foreign currency translation adjustments	152	(235)	(92)	(226)
Change in retirement plans' funded status	95	61	299	177
Other comprehensive income (loss), pretax	259	(233)	214	(111)
Provision for income tax, net	39	—	108	41
Other comprehensive income (loss), net of tax	220	(233)	106	(152)
Comprehensive income	$871	$463	$1,968	$1,680
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)	December 31, 2013	September 28, 2014
ASSETS
Current assets:
Cash and equivalents	$5,301	$5,105
Accounts receivable	4,370	4,181
Contracts in process	4,780	4,436
Inventories	2,890	3,139
Other current assets	821	1,308
Total current assets	18,162	18,169
Noncurrent assets:
Property, plant and equipment, net	3,359	3,322
Intangible assets, net	1,044	929
Goodwill	11,932	11,756
Other assets	997	1,135
Total noncurrent assets	17,332	17,142
Total assets	$35,494	$35,311
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1	$501
Accounts payable	2,216	2,390
Customer advances and deposits	6,584	7,990
Other current liabilities	3,458	3,789
Total current liabilities	12,259	14,670
Noncurrent liabilities:
Long-term debt	3,908	3,410
Other liabilities	4,826	4,221
Commitments and contingencies (See Note L)
Total noncurrent liabilities	8,734	7,631
Shareholders' equity:
Common stock	482	482
Surplus	2,226	2,467
Retained earnings	19,428	20,631
Treasury stock	(6,450)	(9,233)
Accumulated other comprehensive loss	(1,185)	(1,337)
Total shareholders' equity	14,501	13,010
Total liabilities and shareholders' equity	$35,494	$35,311
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	September 29, 2013	September 28, 2014
Cash flows from operating activities - continuing operations:
Net earnings	$1,862	$1,832
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	280	285
Amortization of intangible assets	112	91
Stock-based compensation expense	90	94
Excess tax benefit from stock-based compensation	(19)	(66)
Deferred income tax provision	51	94
Discontinued operations, net of tax	—	104
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(181)	189
Contracts in process	(119)	380
Inventories	(212)	(259)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(1)	174
Customer advances and deposits	16	1,231
Income taxes payable	80	148
Other current and noncurrent liabilities	(183)	(238)
Other, net	(223)	(261)
Net cash provided by operating activities	1,553	3,798
Cash flows from investing activities - continuing operations:
Purchases of held-to-maturity securities	—	(500)
Capital expenditures	(267)	(337)
Other, net	55	11
Net cash used by investing activities	(212)	(826)
Cash flows from financing activities - continuing operations:
Purchases of common stock	(696)	(3,117)
Dividends paid	(394)	(618)
Proceeds from option exercises	484	475
Other	46	66
Net cash used by financing activities	(560)	(3,194)
Net cash (used) provided by discontinued operations	(12)	26
Net increase (decrease) in cash and equivalents	769	(196)
Cash and equivalents at beginning of period	3,296	5,301
Cash and equivalents at end of period	$4,065	$5,105
Supplemental cash flow information:
Cash payments for:
Income taxes	$713	$573
Interest	$66	$65
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
Balance, December 31, 2012	$482	$1,988	$17,860	$(6,165)	$(2,775)	$11,390
Net earnings	—	—	1,862	—	—	1,862
Cash dividends declared	—	—	(591)	—	—	(591)
Stock-based awards	—	173	—	383	—	556
Shares purchased	—	—	—	(718)	—	(718)
Other comprehensive income	—	—	—	—	106	106
Balance, September 29, 2013	$482	$2,161	$19,131	$(6,500)	$(2,669)	$12,605

Balance, December 31, 2013	$482	$2,226	$19,428	$(6,450)	$(1,185)	$14,501
Net earnings	—	—	1,832	—	—	1,832
Cash dividends declared	—	—	(629)	—	—	(629)
Stock-based awards	—	241	—	377	—	618
Shares purchased	—	—	—	(3,160)	—	(3,160)
Other comprehensive loss	—	—	—	—	(152)	(152)
Balance, September 28, 2014	$482	$2,467	$20,631	$(9,233)	$(1,337)	$13,010
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended September 28, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended September 29, 2013, and September 28, 2014.
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
We review and update our contract estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the favorable impact of revisions in contract estimates totaled $105 ($0.19) and $296 ($0.54) for the three- and nine-month periods ended September 29, 2013, and $13 ($0.02) and $103 ($0.20) for the three- and nine-month periods ended September 28, 2014, respectively. While no revisions on any one contract were material to our unaudited Consolidated Financial Statements in the third quarter and first nine months of 2014, the amount decreased compared with the prior-year periods as 2013 included higher favorable revisions in contract estimates on several programs that neared completion in the Combat Systems and Information Systems and Technology groups.

In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. ASU 2014-09 is effective in the first quarter of 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.
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
In late 2013, we settled our litigation with the U.S. Navy related to a terminated contract in the company’s discontinued tactical military aircraft business. Under the terms of the settlement agreement, the Navy received a $198 credit that will be utilized over several years as the company renders design and construction services on the DDG-1000 program. This activity is reported in net cash from discontinued operations on the Consolidated Statements of Cash Flows.
Subsequent Events. We have evaluated material events and transactions that have occurred after September 28, 2014, and concluded that no subsequent events have occurred that require adjustment to or disclosure in this Form 10-Q.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
We did not acquire any businesses in 2013 or the first nine months of 2014.

The changes in the carrying amount of goodwill by reporting unit for the nine months ended
September 28, 2014, were as follows:

	Aerospace	Combat Systems	Marine Systems	Information Systems and Technology	Total Goodwill
December 31, 2013 (a)	$2,741	$2,849	$289	$6,053	$11,932
Other (b)	(104)	(59)	—	(13)	(176)
September 28, 2014	$2,637	$2,790	$289	$6,040	$11,756
(a)Goodwill on December 31, 2013, in the Information Systems and Technology reporting unit is net of $1,994 of accumulated impairment losses.
(b)Consists primarily of adjustments for foreign currency translation.

Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2013			September 28, 2014
Contract and program intangible assets*	$1,790	$(1,189)	$601	$1,626	$(1,102)	$524
Trade names and trademarks	507	(103)	404	487	(118)	369
Technology and software	130	(92)	38	129	(94)	35
Other intangible assets	155	(154)	1	155	(154)	1
Total intangible assets	$2,582	$(1,538)	$1,044	$2,397	$(1,468)	$929
* Consists of acquired backlog and probable follow-on work and related customer relationships.

The decrease in the gross carrying amount and accumulated amortization of contract and program intangible assets from December 31, 2013, to September 28, 2014, is primarily due to the write-off of fully amortized assets in the Information Systems and Technology group. Amortization expense was $33 and $112 for the three- and nine-month periods ended September 29, 2013, and $30 and $91 for the three- and nine-month periods ended September 28, 2014, respectively.

C. EARNINGS PER SHARE
Earnings per Share. We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased throughout 2013 and 2014 due to share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares and restricted stock units (RSUs). Diluted EPS in 2014 also includes contingently issuable shares associated with the settlement of our accelerated share repurchase (ASR) program that expires in the fourth quarter of 2014. See Note J for additional details of our share repurchases and the ASR.
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014
Basic weighted average shares outstanding	349,337	331,811	350,774	336,911
Dilutive effect of other securities*	3,581	6,370	2,348	6,203
Diluted weighted average shares outstanding	352,918	338,181	353,122	343,114
* Excludes the following outstanding options to purchase shares of common stock and nonvested restricted stock/RSUs because the effect of including these securities would be antidilutive: 2013 - 10,992 and 2014 - 3,446.

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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2013, or September 28, 2014, except for our assets held for sale (discussed in Note A) that were measured at fair value using Level 3 inputs. Our estimate of fair value considered the discounted projected cash flows of the underlying operations and an evaluation of market prices for similar assets.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and accounts payable on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2013, and September 28, 2014, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2013
Other investments	$183	$183	$134	$49
Derivatives	10	10	—	10
Long-term debt, including current portion	(3,909)	(3,758)	—	(3,758)

	September 28, 2014
Held-to-maturity marketable securities	$500	$500	$10	$490
Other investments	170	170	106	64
Derivatives	(61)	(61)	—	(61)
Long-term debt, including current portion	(3,911)	(3,879)	—	(3,879)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2013, or September 28, 2014.

E. INCOME TAXES
Deferred Taxes. Our net deferred tax asset (liability) was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	December 31, 2013	September 28, 2014
Current deferred tax asset	$35	$32
Current deferred tax liability	(300)	(563)
Noncurrent deferred tax asset	462	597
Noncurrent deferred tax liability	(135)	(92)
Net deferred tax asset (liability)	$62	$(26)

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
Based on all known facts and circumstances and current tax law, the total amount of unrecognized tax benefits on September 28, 2014, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	December 31, 2013	September 28, 2014
Contract costs and estimated profits	$7,961	$7,209
Other contract costs	1,178	1,073
	9,139	8,282
Advances and progress payments	(4,359)	(3,846)
Total contracts in process	$4,780	$4,436
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

Inventories consisted of the following:

	December 31, 2013	September 28, 2014
Work in process	$1,633	$1,843
Raw materials	1,210	1,244
Finished goods	29	23
Pre-owned aircraft	18	29
Total inventories	$2,890	$3,139

H. DEBT
Debt consisted of the following:

		December 31, 2013	September 28, 2014
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$500	$500
July 2016	2.250%	500	500
November 2017	1.000%	896	897
July 2021	3.875%	499	499
November 2022	2.250%	991	992
November 2042	3.600%	498	498
Other	Various	25	25
Total debt		3,909	3,911
Less current portion		1	501
Long-term debt		$3,908	$3,410
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
On September 28, 2014, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2016 and a $1 billion multi-year facility expiring in July 2018. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $265 in committed bank credit facilities to provide backup liquidity to our European businesses.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on September 28, 2014.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	December 31, 2013	September 28, 2014
Salaries and wages	$801	$720
Workers' compensation	497	466
Retirement benefits	303	301
Deferred income taxes	300	563
Income taxes payable	36	115
Other (a)	1,521	1,624
Total other current liabilities	$3,458	$3,789

Retirement benefits	$3,064	$2,612
Customer deposits on commercial contracts	677	502
Deferred income taxes	135	92
Other (b)	950	1,015
Total other liabilities	$4,826	$4,221
(a)Consists primarily of dividends payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation and liabilities of discontinued operations.

J. SHAREHOLDERS' EQUITY
Dividends per Share. Dividends declared per share were $0.56 and $1.68 for the three- and nine-month periods ended September 29, 2013, and $0.62 and $1.86 for the three- and nine-month periods ended September 28, 2014, respectively. Cash dividends paid were $196 and $394 for the three- and nine-month periods ended September 29, 2013, and $207 and $618 for the three- and nine-month periods ended September 28, 2014. In advance of possible tax increases, we accelerated our first quarter 2013 dividend payments to December 2012.
Share Repurchases. In the first nine months of 2014, we repurchased approximately 28.8 million of our outstanding shares. Of this amount, 11.4 million shares were repurchased on January 24, 2014, for $1.2 billion under an ASR program facilitated through a financial institution. Our final cost of the ASR program will be determined based on the weighted-average daily market price of our stock during the term of the agreement, which expires in the fourth quarter of 2014. On February 5, 2014, with shares from the prior authorization largely exhausted by the ASR program, the board of directors authorized management to repurchase 20 million additional shares of common stock on the open market. Subsequently, we repurchased an additional 17.4 million shares for approximately $2 billion. On September 28, 2014, 2.6 million shares remained authorized by our board of directors for repurchase, approximately 1 percent of our total shares outstanding. We repurchased 9.2 million shares for a total of approximately $700 in the first nine months of 2013.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2012	$6	$7	$1,092	$(3,880)	$(2,775)
Other comprehensive (loss) income, pretax	—	7	(92)	299	214
(Benefit) provision for income tax, net	(1)	2	(1)	108	108
Other comprehensive (loss) income, net of tax	1	5	(91)	191	106
Balance, September 29, 2013	$7	$12	$1,001	$(3,689)	$(2,669)

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2013	$9	$15	$974	$(2,183)	$(1,185)
Other comprehensive (loss) income, pretax	(69)	7	(226)	177	(111)
(Benefit) provision for income tax, net	(18)	3	(5)	61	41
Other comprehensive (loss) income, net of tax	(51)	4	(221)	116	(152)
Balance, September 28, 2014	$(42)	$19	$753	$(2,067)	$(1,337)

Amounts reclassified out of AOCL related primarily to changes in retirement plans' funded status and consisted of pretax recognized net actuarial losses of $336 and $228 for the nine-month periods ended September 29, 2013, and September 28, 2014, respectively. This was partially offset by pretax amortization of prior service credit of $40 and $51 for the nine-month periods ended September 29, 2013, and September 28, 2014, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note M for additional details.

K. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We do not use derivatives for trading or speculative purposes.
Foreign Currency Risk and Hedging Activities. Our foreign currency exchange rate risk related to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Otherwise, we enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts, designed to offset and minimize our risk. The two-year average maturity of these instruments matches the duration of the activities that are at risk. We had $1.7 billion in notional forward exchange contracts outstanding on December 31, 2013, and $5 billion on September 28, 2014. The increase in the amount of outstanding foreign currency forward contracts is due to significant international contract awards in 2014. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
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
Net gains and losses recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and nine-month periods ended September 29, 2013, and September 28, 2014. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three- and nine-month periods ended September 29, 2013, and September 28, 2014, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2013, or September 28, 2014.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On September 28, 2014, we held $5.1 billion in cash and equivalents and $500 of marketable securities reported in other current assets. Our marketable securities had an average duration of four months and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating our international operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended September 29, 2013, or September 28, 2014. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first nine months of either 2013 or 2014.

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
Other
Portugal Program. In the third quarter of 2014, we reached a settlement with the Portuguese Ministry of National Defense and Ministry of Economy relating to a dispute arising from a contract in our Combat Systems group’s European Land Systems business to provide armored vehicles. The settlement provides for the delivery of vehicles and a significant reduction in our offset obligations and related bank guarantees. The settlement did not have a material impact on our results of operations, financial condition or cash flows.
Government Contracts. As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties, and compensatory and treble damages. We believe the outcome of such ongoing government audits and investigations will not have a material impact on our results of operations, financial condition or cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.2 billion on September 28, 2014. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended September 29, 2013, and September 28, 2014, were as follows:

Nine Months Ended	September 29, 2013	September 28, 2014
Beginning balance	$316	$354
Warranty expense	84	108
Payments	(50)	(54)
Adjustments	(4)	6
Ending balance	$346	$414

M. RETIREMENT PLANS
We provide defined-contribution benefits, as well as defined-benefit pension and other post-retirement benefits, to eligible employees.
Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three- and nine-month periods ended September 29, 2013, and September 28, 2014, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014
Service cost	$80	$49	$4	$3
Interest cost	124	133	13	13
Expected return on plan assets	(148)	(164)	(7)	(8)
Recognized net actuarial loss	106	73	6	2
Amortization of prior service (credit) cost	(16)	(16)	2	—
Net periodic cost	$146	$75	$18	$10

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014
Service cost	$240	$145	$12	$9
Interest cost	372	399	39	39
Expected return on plan assets	(444)	(492)	(21)	(24)
Recognized net actuarial loss	318	221	18	7
Amortization of prior service (credit) cost	(46)	(50)	6	(1)
Net periodic cost	$440	$223	$54	$30
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
In 2011, changes were made to the CAS to harmonize the regulations with the Pension Protection Act of 2006 (PPA). For certain contracts awarded prior to February 27, 2012, we are entitled to recover additional pension costs from our customers resulting from the CAS harmonization with the PPA. We submitted REAs of approximately $165 for these contracts in 2012. These REAs remained outstanding on September 28, 2014, and are subject to negotiation with our customer, the U.S. Department of Defense.

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
Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014
Aerospace	$2,152	$2,289	$369	$411
Combat Systems	1,306	1,395	228	232
Marine Systems	1,697	1,820	170	170
Information Systems and Technology	2,580	2,247	216	202
Corporate*	—	—	(22)	(16)
	$7,735	$7,751	$961	$999

	Revenues		Operating Earnings
Nine Months Ended	September 29, 2013	September 28, 2014	September 29, 2013	September 28, 2014
Aerospace	$5,983	$6,409	$1,068	$1,199
Combat Systems	4,241	4,118	658	591
Marine Systems	5,082	5,272	507	510
Information Systems and Technology	7,577	6,691	599	573
Corporate*	—	—	(67)	(51)
	$22,883	$22,490	$2,765	$2,822
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended September 29, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,925	$810	$—	$7,735
Cost of sales	2	5,629	646	—	6,277
G&A	19	410	68	—	497
Operating earnings	(21)	886	96	—	961
Interest, net	(23)	1	—	—	(22)
Other, net	1	—	3	—	4
Earnings before income tax	(43)	887	99	—	943
Provision for income tax, net	(15)	290	16	—	291
Discontinued operations, net of tax	(1)	—	—	—	(1)
Equity in net earnings of subsidiaries	680	—	—	(680)	—
Net earnings	$651	$597	$83	$(680)	$651
Comprehensive income	$871	$611	$236	$(847)	$871
Three Months Ended September 28, 2014
Revenues	$—	$6,761	$990	$—	$7,751
Cost of sales	(1)	5,512	763	—	6,274
G&A	16	397	65	—	478
Operating earnings	(15)	852	162	—	999
Interest, net	(21)	(4)	4	—	(21)
Other, net	(2)	2	1	—	1
Earnings before income tax	(38)	850	167	—	979
Provision for income tax, net	(8)	268	25	—	285
Discontinued operations, net of tax	2	—	—	—	2
Equity in net earnings of subsidiaries	724	—	—	(724)	—
Net earnings	$696	$582	$142	$(724)	$696
Comprehensive income	$463	$570	$(120)	$(450)	$463

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Nine Months Ended September 29, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$20,244	$2,639	$—	$22,883
Cost of sales	10	16,454	2,148	—	18,612
G&A	56	1,229	221	—	1,506
Operating earnings	(66)	2,561	270	—	2,765
Interest, net	(69)	4	2	—	(63)
Other, net	—	—	4	—	4
Earnings before income tax	(135)	2,565	276	—	2,706
Provision for income tax, net	(35)	804	75	—	844
Discontinued operations, net of tax	—	—	—	—	—
Equity in net earnings of subsidiaries	1,962	—	—	(1,962)	—
Net earnings	$1,862	$1,761	$201	$(1,962)	$1,862
Comprehensive income	$1,968	$1,794	$95	$(1,889)	$1,968
Nine Months Ended September 28, 2014
Revenues	$—	$19,592	$2,898	$—	$22,490
Cost of sales	8	15,943	2,262	—	18,213
G&A	44	1,165	246	—	1,455
Operating earnings	(52)	2,484	390	—	2,822
Interest, net	(68)	(4)	5	—	(67)
Other, net	(4)	5	1	—	2
Earnings before income tax	(124)	2,485	396	—	2,757
Provision for income tax, net	(31)	788	64	—	821
Discontinued operations, net of tax	(104)	—	—	—	(104)
Equity in net earnings of subsidiaries	2,029	—	—	(2,029)	—
Net earnings	$1,832	$1,697	$332	$(2,029)	$1,832
Comprehensive income	$1,680	$1,680	$86	$(1,766)	$1,680

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

December 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$4,179	$—	$1,122	$—	$5,301
Accounts receivable	—	1,451	2,919	—	4,370
Contracts in process	571	3,124	1,085	—	4,780
Inventories
Work in process	—	1,623	10	—	1,633
Raw materials	—	1,172	38	—	1,210
Finished goods	—	24	5	—	29
Pre-owned aircraft	—	18	—	—	18
Other current assets	424	203	194	—	821
Total current assets	5,174	7,615	5,373	—	18,162
Noncurrent assets:
Property, plant and equipment	156	5,827	1,169	—	7,152
Accumulated depreciation of PP&E	(64)	(3,062)	(667)	—	(3,793)
Intangible assets	—	1,614	968	—	2,582
Accumulated amortization of intangible assets	—	(1,111)	(427)	—	(1,538)
Goodwill	—	8,041	3,891	—	11,932
Other assets	600	483	398	(484)	997
Investment in subsidiaries	35,071	—	—	(35,071)	—
Total noncurrent assets	35,763	11,792	5,332	(35,555)	17,332
Total assets	$40,937	$19,407	$10,705	$(35,555)	$35,494
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,493	$3,091	$—	$6,584
Other current liabilities	868	3,644	1,163	—	5,675
Total current liabilities	868	7,137	4,254	—	12,259
Noncurrent liabilities:
Long-term debt	3,883	25	—	—	3,908
Other liabilities	2,333	2,007	486	—	4,826
Total noncurrent liabilities	6,216	2,032	486	—	8,734
Intercompany	19,352	(19,697)	345	—	—
Shareholders' equity:
Common stock	482	6	3,570	(3,576)	482
Other shareholders' equity	14,019	29,929	2,050	(31,979)	14,019
Total shareholders' equity	14,501	29,935	5,620	(35,555)	14,501
Total liabilities and shareholders' equity	$40,937	$19,407	$10,705	$(35,555)	$35,494

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

September 28, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,257	$—	$2,848	$—	$5,105
Accounts receivable	—	1,404	2,777	—	4,181
Contracts in process	516	2,911	1,009	—	4,436
Inventories
Work in process	—	1,832	11	—	1,843
Raw materials	—	1,212	32	—	1,244
Finished goods	—	15	8	—	23
Pre-owned aircraft	—	29	—	—	29
Other current assets	753	394	161	—	1,308
Total current assets	3,526	7,797	6,846	—	18,169
Noncurrent assets:
Property, plant and equipment	209	5,947	1,151	—	7,307
Accumulated depreciation of PP&E	(69)	(3,228)	(688)	—	(3,985)
Intangible assets	—	1,452	945	—	2,397
Accumulated amortization of intangible assets	—	(1,019)	(449)	—	(1,468)
Goodwill	—	7,991	3,765	—	11,756
Other assets	474	400	337	(76)	1,135
Investment in subsidiaries	37,270	—	—	(37,270)	—
Total noncurrent assets	37,884	11,543	5,061	(37,346)	17,142
Total assets	$41,410	$19,340	$11,907	$(37,346)	$35,311
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,614	4,376	—	7,990
Other current liabilities	1,268	3,664	1,247	—	6,179
Total current liabilities	1,768	7,279	5,623	—	14,670
Noncurrent liabilities:
Long-term debt	3,386	24	—	—	3,410
Other liabilities	1,797	1,988	436	—	4,221
Total noncurrent liabilities	5,183	2,012	436	—	7,631
Intercompany	21,449	(21,573)	124	—	—
Shareholders' equity:
Common stock	482	6	2,043	(2,049)	482
Other shareholders' equity	12,528	31,616	3,681	(35,297)	12,528
Total shareholders' equity	13,010	31,622	5,724	(37,346)	13,010
Total liabilities and shareholders' equity	$41,410	$19,340	$11,907	$(37,346)	$35,311

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 29, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities *	$(445)	$1,983	$15	$—	$1,553
Net cash used by investing activities *	1	(188)	(25)	—	(212)
Cash flows from financing activities:
Purchases of common stock	(696)	—	—	—	(696)
Proceeds from option exercises	484	—	—	—	484
Dividends paid	(394)	—	—	—	(394)
Other, net	19	—	27	—	46
Net cash used by financing activities *	(587)	—	27	—	(560)
Net cash used by discontinued operations	(12)	—	—	—	(12)
Cash sweep/funding by parent	1,801	(1,795)	(6)	—	—
Net increase in cash and equivalents	758	—	11	—	769
Cash and equivalents at beginning of period	2,300	—	996	—	3,296
Cash and equivalents at end of period	$3,058	$—	$1,007	$—	$4,065
Nine Months Ended September 28, 2014
Net cash provided by operating activities *	$(237)	$2,140	$1,895	$—	$3,798
Cash flows from investing activities:
Purchases of held-to-maturity securities	(500)	—	—	—	(500)
Capital expenditures	(54)	(257)	(26)	—	(337)
Other, net	2	19	(10)	—	11
Net cash used by investing activities *	(552)	(238)	(36)	—	(826)
Cash flows from financing activities:
Purchases of common stock	(3,117)	—	—	—	(3,117)
Dividends paid	(618)	—	—	—	(618)
Proceeds from option exercises	475	—	—	—	475
Other, net	66	—	—	—	66
Net cash used by financing activities *	(3,194)	—	—	—	(3,194)
Net cash provided by discontinued operations	26	—	—	—	26
Cash sweep/funding by parent	2,035	(1,902)	(133)	—	—
Net decrease in cash and equivalents	(1,922)	—	1,726	—	(196)
Cash and equivalents at beginning of period	4,179	—	1,122	—	5,301
Cash and equivalents at end of period	$2,257	$—	$2,848	$—	$5,105
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
DEFENSE BUSINESS ENVIRONMENT

With approximately 60 percent of our revenues from the U.S. government, our financial performance is impacted by U.S. government spending levels, particularly defense spending. When the U.S. government's new fiscal year began on October 1, 2014, the President's fiscal year (FY) 2015 budget request had not been approved by the Congress. Subsequently, a continuing resolution (CR), which prescribes defense funding at prior-year levels, was approved through December 11, 2014. Since the FY15 budget request is relatively consistent with the FY14 appropriation and our backlog supports our expected revenues, we do not expect that the CR will have a material impact on our operating results during the fourth quarter of 2014.

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

The majority of the Aerospace group’s operating costs relates to new aircraft production for firm orders and consists of labor, material, subcontractor and overhead costs. The costs are accumulated in production lots and recognized as operating costs at green aircraft delivery based on the estimated average unit cost in a production lot. While changes in the estimated average unit cost for a production lot impact the level of operating costs, the amount of operating costs reported in a given period is based largely on the number and type of aircraft delivered. Operating costs in the Aerospace group’s completions and services businesses are generally recognized as incurred.
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

CONSOLIDATED OVERVIEW

Three Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$7,735	$7,751	$16	0.2%
Operating costs and expenses	6,774	6,752	22	0.3%
Operating earnings	961	999	38	4.0%
Operating margins	12.4%	12.9%
Nine Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$22,883	$22,490	$(393)	(1.7)%
Operating costs and expenses	20,118	19,668	450	2.2%
Operating earnings	2,765	2,822	57	2.1%
Operating margins	12.1%	12.5%
Our revenues increased in the third quarter of 2014 compared with the prior-year period due to higher revenues in our Aerospace, Combat Systems and Marine Systems groups from increased aircraft deliveries, the start of an international vehicle program and higher ship construction activity, respectively. These increases were partially offset by lower volume in our Information Systems and Technology group, primarily associated with several mobile communication systems programs. Revenues were lower in the first nine months of 2014 compared with the prior-year period. Decreased U.S. Army spending negatively affected our Combat Systems and Information Systems and Technology groups, though to a lesser degree than expected in the Information Systems and Technology group. Aerospace and Marine Systems revenues grew year over year through the first nine months of 2014 due to the factors described above.
Operating costs and expenses decreased, and operating earnings were up in 2014, resulting in an increase in operating margins of 50 basis points in the third quarter and 40 basis points in the first nine months of 2014 compared with the prior-year periods. The increased margins in 2014 were due to improved performance in aircraft manufacturing and outfitting activities in the Aerospace group and significant cost reductions in the Information Systems and Technology group. Third quarter operating margins of 12.9 percent were the highest quarterly margins the company has generated in six years.

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

AEROSPACE

Three Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$2,152	$2,289	$137	6.4%
Operating earnings	369	411	42	11.4%
Operating margin	17.1%	18.0%

Gulfstream aircraft deliveries (in units):
Green	34	38	4	11.8%
Outfitted	38	31	(7)	(18.4)%
Nine Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$5,983	$6,409	$426	7.1%
Operating earnings	1,068	1,199	131	12.3%
Operating margin	17.9%	18.7%

Gulfstream aircraft deliveries (in units):
Green	99	106	7	7.1%
Outfitted	103	108	5	4.9%
Operating Results
The increase in the Aerospace group's revenues in the third quarter and first nine months of 2014 compared with the prior-year periods consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$175	$474
Pre-owned aircraft	(27)	(110)
Aircraft services	(11)	62
Total increase	$137	$426
Aircraft manufacturing, outfitting and completions revenues increased in 2014 primarily due to additional deliveries of large-cabin aircraft. We have experienced reduced aircraft trade-in activity in 2014 leading to lower pre-owned aircraft sales. We had three sales in the third quarter and first nine months of 2014 compared to four sales in the third quarter and nine in the first nine months of 2013. Although aircraft services activity was slightly lower in the third quarter of 2014 compared to the third quarter of 2013, revenues in the first nine months of 2014 exceeded the prior-year period due to growth in the number of aircraft in service and the resulting increased demand for maintenance work.
The increase in the group's operating earnings in the third quarter and first nine months of 2014 compared with the prior-year periods consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$39	$179
Pre-owned aircraft	(1)	3
Aircraft services	9	13
G&A/R&D/other expenses	(5)	(64)
Total increase	$42	$131
Aircraft manufacturing, outfitting and completions earnings grew in the third quarter and first nine months of 2014 due to improved operating performance on our large- and mid-cabin aircraft production. Partially offsetting these increases were higher net R&D expenses associated with ongoing product-development efforts. Overall, the Aerospace group's operating margins increased 90 basis points in the third quarter and 80 basis points in the first nine months of 2014 compared with the prior-year periods primarily due to additional higher-margin aircraft deliveries and favorable cost performance in manufacturing and outfitting activities.
Outlook
We expect an increase of approximately 8 percent in the group's full-year revenues in 2014 compared with 2013 as a result of increased deliveries of Gulfstream aircraft. Operating margins are expected to be in the mid-18 percent range.
COMBAT SYSTEMS

Three Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$1,306	$1,395	$89	6.8%
Operating earnings	228	232	4	1.8%
Operating margins	17.5%	16.6%
Nine Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$4,241	$4,118	$(123)	(2.9)%
Operating earnings	658	591	(67)	(10.2)%
Operating margins	15.5%	14.4%
Operating Results
The Combat Systems group's revenues were up in the third quarter, but down somewhat in the first nine months of 2014 compared with the prior-year periods. The changes consisted of the following:

	Third Quarter	Nine Months
U.S. military vehicles	$(143)	$(466)
Weapon systems and munitions	6	(57)
International military vehicles	226	400
Total increase (decrease)	$89	$(123)
U.S. military vehicle revenues were down in the third quarter and first nine months of 2014 as a result of the anticipated decrease in U.S. Army spending, which impacted our major U.S. ground forces programs, including Stryker, Abrams, Buffalo and Mine Resistant, Ambush Protected (MRAP) vehicles. Revenues also decreased on the completed Ground Combat Vehicle (GCV) design and development program. While weapons systems and munitions revenues increased slightly in the third quarter of 2014 compared with the prior-year period, revenues decreased in the first nine months of 2014 primarily due to lower tank ammunition production for international customers.
Revenues for international military vehicles were up significantly in the third quarter and first nine months of 2014 as work commenced on a $10 billion international order received in the first quarter of 2014. Work on this order was somewhat offset by lower revenues on several other international contracts that are nearing completion.
The Combat Systems group's operating margins decreased 90 basis points in the third quarter and 110 basis points in the first nine months of 2014 compared with the prior-year periods primarily due to mix shift in 2014 from older, more mature programs nearing completion to new programs. Somewhat offsetting this shift in contract mix, operating margins were up in our European and weapons systems businesses as a result of reduced overhead costs following restructuring activities in 2013 and the first quarter of 2014.
Outlook
We expect the Combat Systems group’s full-year revenues in 2014 to be about $5.7 billion, with operating margins around 15 percent as international work offsets the majority of scheduled declines in U.S. military production.
MARINE SYSTEMS

Three Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$1,697	$1,820	$123	7.2%
Operating earnings	170	170	—	—%
Operating margins	10.0%	9.3%
Nine Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$5,082	$5,272	$190	3.7%
Operating earnings	507	510	3	0.6%
Operating margins	10.0%	9.7%

Operating Results
The increase in the Marine Systems group’s revenues in the third quarter and first nine months of 2014 compared with the prior-year periods consisted of the following:

	Third Quarter	Nine Months
Navy ship construction	$77	$231
Navy engineering, repair and other services	4	(160)
Commercial ship construction	42	119
Total increase	$123	$190
The group’s U.S. Navy ship construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and Mobile Landing Platform (MLP) auxiliary support ships. The increase in construction revenues in 2014 is primarily due to higher volume on the Virginia-class program, including long-lead materials for the Block IV contract, which was awarded in the second quarter of 2014. This increase was partially offset by lower volume on the MLP program, as two ships have been delivered and work ramps up on the third and fourth ships.
Although revenues for Navy engineering, repair and other services were slightly higher in the third quarter of 2014 compared to the third quarter of 2013, revenues in the first nine months of 2014 decreased primarily due to lower spending by the Navy on submarine-related overhaul and repair services.
Commercial ship construction revenues increased in the third quarter and first nine months of 2014 as work ramped up on the group's construction of Jones Act ships. The group currently has 10 of these ships under contract.
Operating margins decreased 70 basis points in the third quarter and 30 basis points in first nine months of 2014 compared with the prior-year periods primarily due to a shift in contract mix as work on the new Virginia-class contract ramped up and volume decreased on mature, higher-margin contracts, including MLP.
Outlook
We expect the Marine Systems group’s 2014 full-year revenues to increase about 7 percent from 2013 with operating margins in the mid- to high-9 percent range.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$2,580	$2,247	$(333)	(12.9)%
Operating earnings	216	202	(14)	(6.5)%
Operating margins	8.4%	9.0%
Nine Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$7,577	$6,691	$(886)	(11.7)%
Operating earnings	599	573	(26)	(4.3)%
Operating margins	7.9%	8.6%
Operating Results
The Information Systems and Technology group's revenues in the third quarter and first nine months of 2014 were higher than our expectations, though down from the prior-year periods. The decrease from 2013 consisted of the following:

	Third Quarter	Nine Months
Mobile communication systems	$(239)	$(650)
Information technology (IT) solutions and mission support services	(80)	(173)
Intelligence, surveillance and reconnaissance (ISR) systems	(14)	(63)
Total decrease	$(333)	$(886)
Revenues decreased approximately 25 percent in the mobile communication systems business in the third quarter and first nine months of 2014 primarily as a result of decreased U.S. Army spending on several programs, including the Joint Tactical Radio System (JTRS) Handheld, Manpack and Small Form Fit (HMS), Warfighter Information Network-Tactical (WIN-T) and Common Hardware Systems-4 (CHS-4) programs. Revenues decreased in both periods of 2014 in our IT services business due to lower volume on several programs, including our commercial wireless work. This decrease was partially offset by our work on a contract to provide contact-center services for the Centers for Medicare & Medicaid Services. Revenues decreased in 2014 across the ISR business, particularly on several cyber security programs, driven by lower U.S. government spending.
The group's operating margins increased 60 basis points in the third quarter and 70 basis points in the first nine months of 2014 compared with the prior-year periods, the result of solid operating performance across our lines of business and the favorable impact of ongoing cost-reduction efforts. In the third quarter of 2014, we announced the consolidation of our mobile communication systems and ISR systems businesses into a new combined business unit, General Dynamics Mission Systems. The consolidation, effective in January 2015, will leverage their complementary capabilities and provide further opportunities to enhance operating performance across the group.
Outlook
We expect 2014 full-year revenues in the Information Systems and Technology group to be approximately $9 billion, down 12 percent from 2013 largely due to slowed defense spending on major production programs in the mobile communication systems business discussed above. Operating margins are expected to be in the mid-8 percent range.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate costs totaled $22 in the third quarter of 2013 compared with $16 in the third quarter of 2014, and $67 in the first nine months of 2013 compared with $51 in the 2014 period. We expect 2014 full-year Corporate costs of $70 to $75.

OTHER INFORMATION
PRODUCT REVENUES AND OPERATING COSTS

Three Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$4,752	$4,909	$157	3.3%
Operating costs	3,700	3,866	166	4.5%
Nine Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$13,981	$14,005	$24	0.2%
Operating costs	10,979	10,967	(12)	(0.1)%

The increase in product revenues in the third quarter and first nine months of 2014 compared with the prior-year periods consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing and outfitting	$191	$482
Navy ship construction	51	156
Mobile communication products	(199)	(454)
Military vehicle production	132	(65)
Pre-owned aircraft	(27)	(110)
Other, net	9	15
Total increase	$157	$24
Aircraft manufacturing and outfitting revenues increased in 2014 due to additional deliveries of large-cabin aircraft. Navy construction revenues increased primarily due to higher volume on the Virginia-class submarine program. Offsetting these increases, lower U.S. Army spending negatively impacted revenues on several mobile communication products and military vehicle production programs. However, military vehicle production revenues increased in the third quarter of 2014 compared to the prior-year period as activity ramped up on a significant international vehicle order received in the first quarter of 2014. Pre-owned aircraft sales were down as there have been fewer aircraft trade-ins and resulting sales in 2014 than the comparable 2013 periods.
Product operating costs were higher in the third quarter, but lower in the first nine months of 2014 compared with the prior-year periods. While the majority of the change in product operating costs was due to volume, costs in the first nine months of 2014 were affected by other changes, including higher net R&D expenses in the Aerospace group associated with ongoing product-development efforts.

	Third Quarter	Nine Months
Changes due to volume:
Aircraft manufacturing and outfitting	$129	$267
Navy ship construction	36	105
Mobile communication products	(170)	(401)
Military vehicle production	159	35
Pre-owned aircraft	(26)	(113)
Other, net	(4)	(28)
	124	(135)
Other changes, net	42	123
Total increase (decrease)	$166	$(12)

SERVICE REVENUES AND OPERATING COSTS

Three Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$2,983	$2,842	$(141)	(4.7)%
Operating costs	2,577	2,408	(169)	(6.6)%
Nine Months Ended	September 29, 2013	September 28, 2014	Variance
Revenues	$8,902	$8,485	$(417)	(4.7)%
Operating costs	7,633	7,246	(387)	(5.1)%

The decrease in service revenues in the third quarter and first nine months of 2014 compared with the prior-year periods consisted of the following:

	Third Quarter	Nine Months
Mobile communication support	$(25)	$(128)
IT services	(55)	(121)
Navy engineering, repair and other services	29	(85)
Military vehicle services	(63)	(69)
Other, net	(27)	(14)
Total decrease	$(141)	$(417)
Mobile communication support and military vehicle services revenues were lower due to decreased U.S. Army spending. IT services revenues decreased due to reduced commercial wireless work. Although Navy engineering, repair and other services revenues were slightly higher in the third quarter of 2014 compared to the third quarter of 2013, revenues decreased in the first nine months of 2014 due to lower volume on various submarine programs.
Service operating costs were lower in the third quarter and first nine months of 2014 compared with the prior-year periods. As shown below, the decrease in service operating costs was primarily due to lower volume. No other changes were individually significant.

	Third Quarter	Nine Months
Changes due to volume:
Mobile communication support	$(50)	$(142)
IT services	(48)	(75)
Navy engineering, repair and other services	37	(51)
Military vehicle services	(58)	(50)
Other, net	(35)	(30)
	(154)	(348)
Other changes, net	(15)	(39)
Total decrease	$(169)	$(387)

OTHER INFORMATION
G&A Expenses
As a percentage of revenues, G&A expenses were 6.5 percent in the first nine months of 2014 and 6.6 percent in the same period of 2013. We expect G&A expenses in 2014 to be approximately 6.5 percent of revenues.
Interest, Net
Net interest expense in the first nine months of 2014 was $67 compared with $63 in the same period in 2013. We expect full-year 2014 net interest expense to be approximately $90.
Effective Tax Rate
Our effective tax rate for the first nine months of 2014 was 29.8 percent, compared with 31.2 percent in the prior-year period. The decrease in the effective tax rate in 2014 was primarily due to increased income from international operations in jurisdictions with lower tax rates. We anticipate a full-year effective tax rate of approximately 30 percent in 2014.
Discontinued Operations, Net of Tax
In June 2014, we committed to a plan to sell our axle business in the Combat Systems group. Accordingly, the results of operations of this business are reported in discontinued operations. The first nine months of 2014 include an after-tax loss of $106 to write down the net assets of the business to estimated fair value. For further discussion, see Note A to the unaudited Consolidated Financial Statements.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was the highest in company history at $74.4 billion at the end of the third quarter of 2014, up nearly 5 percent from $71.1 billion at the end of the second quarter and more than 55 percent higher than a year ago. Our backlog does not include work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts, which we refer to collectively as estimated potential contract value. At the end of the third quarter of 2014, estimated potential contract value was $26.7 billion. Combined, our total estimated contract value was $101.1 billion on September 28, 2014, also the highest level in company history.
The following table details the backlog and the estimated potential contract value of each business group at the end of the second and third quarters of 2014:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	June 29, 2014
Aerospace	$12,556	$172	$12,728	$1,920	$14,648
Combat Systems	15,363	852	16,215	8,074	24,289
Marine Systems	15,458	17,747	33,205	1,938	35,143
Information Systems and Technology	7,343	1,602	8,945	16,477	25,422
Total	$50,720	$20,373	$71,093	$28,409	$99,502

	September 28, 2014
Aerospace	$11,924	$143	$12,067	$1,857	$13,924
Combat Systems	20,879	732	21,611	5,760	27,371
Marine Systems	14,308	17,574	31,882	2,524	34,406
Information Systems and Technology	7,421	1,452	8,873	16,520	25,393
Total	$54,532	$19,901	$74,433	$26,661	$101,094

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. Estimated potential contract value represents primarily options to purchase new aircraft and long-term agreements with fleet customers.
The group ended the third quarter of 2014 with $12.1 billion of backlog, compared with $12.7 billion at the end of the second quarter. The group experienced strong demand in the quarter with order activity across its product portfolio.

In October 2014, we introduced an all-new family of business jets, the G500 and G600 aircraft, designed to optimize speed, cabin comfort and efficiency and introduce industry-leading safety technologies. The aircraft are expected to enter into service in early 2018 and early 2019, respectively, following type certification from the U.S. Federal Aviation Administration and European Aviation Safety Agency. Orders associated with these aircraft will be included in our backlog starting in the fourth quarter.

DEFENSE GROUPS
The total backlog in our defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. While there is no guarantee that future budgets and appropriations will provide funding for a given program, we have included in total backlog only firm contracts at the amounts we believe are likely to receive funding. Total backlog in our defense groups was $62.4 billion on September 28, 2014, up 7 percent from $58.4 billion on June 29, 2014, primarily due to the SCOUT Specialist Vehicle (SV) award detailed below. Estimated potential contract value was $24.8 billion on September 28, 2014. Each of our defense groups received notable contract awards during the quarter.
Combat Systems awards included the following:

•	$5.9 billion from the U.K. Ministry of Defence to deliver SCOUT SV platforms to the British Army between 2017 and 2024. (A portion of this amount was previously reported as an unexercised option.)

•	$75 from the U.S. Army for Hydra-70 rockets.

•	$60 from the U.S. Marine Corps for egress upgrade kits for the Cougar vehicle in support of the MRAP program.

•	$60 from the Peruvian Ministry of Defence for light armored vehicles.
Marine Systems awards included the following:

•	$175 from the U.S. Navy to provide planning yard work, engineering and technical support for nuclear submarines.

•	$140 from the Navy for maintenance and overhaul services on USS Pearl Harbor.

•	$60 from the Navy for Advanced Nuclear Plant Studies in support of development for the next-generation ballistic-missile submarine.
Information Systems and Technology awards included the following:

•	$165 from the Army for ruggedized computing equipment under the CHS-4 program.

•	$80 from the Army under the Warfighter Field Operations Customer Support (FOCUS) program to provide support for live and virtual operations.

•	$50 from the Army to provide logistics services to support information technology transport management.

•	$50 from the U.S. Department of State to provide supply chain management services.

•
An IDIQ contract from the Navy for its next-generation tactical afloat network, designed to streamline and update shipboard networks. The program has a maximum potential value of $2.5 billion over eight years among five awardees.

•
An IDIQ contract from the Commonwealth of Massachusetts to develop, implement and operate the Massachusetts Next Generation (NG9-1-1) emergency communications system. The program has a maximum potential value of $140 over five years.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2014 with a cash balance of $5.1 billion, compared with $5.3 billion at the end of 2013. Our net cash position, defined as cash and equivalents and marketable securities less debt, was $1.7 billion at the end of the third quarter of 2014, up from $1.4 billion at the end of 2013. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statements of Cash Flows, in the first nine months of 2013 and 2014.
OPERATING ACTIVITIES
We generated cash from operating activities of $3.8 billion in the first nine months of 2014, compared with $1.6 billion in the same period in 2013. The primary driver of cash flows in both periods was net earnings. Additionally, cash flows in the first nine months of 2014 include significant customer deposits received in the third quarter related to a large international contract awarded earlier in 2014 in our Combat Systems group. These deposits are associated with supplier commitments on the program through the next two years.
INVESTING ACTIVITIES
We used $826 for investing activities in the first nine months of 2014, compared with $212 in the same period in 2013. The increase in 2014 was due to the purchase of $500 of short-term held-to-maturity securities in the third quarter of 2014. The other significant use of cash for investing activities in both periods was capital expenditures. We expect capital expenditures of approximately 2 percent of anticipated revenues in 2014.
FINANCING ACTIVITIES
Cash used for financing activities was $3.2 billion in the first nine months of 2014, compared with $560 in the same period in 2013. Our financing activities include debt issuances and repayments, repurchases of common stock and payment of dividends. Net cash from financing activities also includes proceeds received from stock option exercises, which were relatively consistent period over period.
In the first nine months of 2014, we repurchased approximately 29 million of our outstanding shares. Of this amount, 11.4 million shares were repurchased on January 24, 2014, for $1.2 billion under an accelerated share repurchase (ASR) program facilitated through a financial institution. On February 5, 2014, with shares from the prior authorization largely exhausted by the ASR program, the board of directors authorized management to repurchase 20 million additional shares of common stock on the open market. Subsequently, we repurchased an additional 17.4 million shares for approximately $2 billion. On September 28, 2014, 2.6 million shares remain authorized by our board of directors for repurchase, approximately 1 percent of our total shares outstanding. We repurchased 9.2 million shares for a total of approximately $700 in the first nine months of 2013.

The final cost of the ASR program will be determined based on the weighted-average daily market price of our stock during the term of the agreement, which expires in the fourth quarter of 2014. If settled in cash, we would anticipate a cash payment of approximately $160 based on appreciation of our stock price through the first nine months of 2014.
On March 5, 2014, our board of directors declared an increased quarterly dividend of $0.62 per share – the 17th consecutive annual increase. The board had previously increased the quarterly dividend to $0.56 per share in March 2013. The first nine months of 2013 included only two quarterly dividend payments as we accelerated our first quarter 2013 dividend payment to December 2012.
We had no commercial paper outstanding on September 28, 2014. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2016 and a $1 billion facility expiring in July 2018. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the capital markets. We plan to renew the shelf registration following its expiration in December 2014. We have no material repayments of long-term debt scheduled until $500 of fixed-rates notes mature in January 2015. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation. See Note H to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities.
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

Nine Months Ended	September 29, 2013	September 28, 2014
Net cash provided by operating activities	$1,553	$3,798
Capital expenditures	(267)	(337)
Free cash flow from operations	$1,286	$3,461
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	83%	196%
Free cash flow from operations	69%	179%
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy, although future cash flows are expected to moderate consistent with our historical experience.

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the favorable impact of revisions in contract estimates totaled $105 ($0.19) and $296 ($0.54) for the three- and nine-month periods ended September 29, 2013, and $13 ($0.02) and $103 ($0.20) for the three- and nine-month periods ended September 28, 2014, respectively. While no revisions on any one contract were material to our unaudited Consolidated Financial Statements in the third quarter and first nine months of 2014, the amount decreased compared with the prior-year periods as 2013 included higher favorable revisions in contract estimates on several programs that neared completion in the Combat Systems and Information Systems and Technology groups.
In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 prescribes a single, common standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. ASU 2014-09 is effective in the first quarter of 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) on September 28, 2014. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on September 28, 2014, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 28, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our third quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares that May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
6/30/14-7/27/14	—	$—	—	6,394,152
7/28/14-8/24/14	1,204,000	$118.94	1,204,000	5,190,152
8/25/14-9/28/14	2,580,000	$126.10	2,580,000	2,610,152
Total	3,784,000	$123.82
* On February 5, 2014, the board of directors authorized management to repurchase 20 million shares of common stock.

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
Dated: October 22, 2014