Form 10-K
period 2014-12-31
GENERAL DYNAMICS CORP
filed 2015-02-09
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No ___
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No ___
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ✓ Accelerated Filer __ Non-Accelerated Filer __ Smaller Reporting Company ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $37,171,450,405 as of June 29, 2014 (based on the closing price of the shares on the New York Stock Exchange).
331,704,599 shares of the registrant’s common stock, $1 par value per share, were outstanding on February 1, 2015.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW
General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; communications and information technology systems and solutions; and shipbuilding. Our management team delivers shareholder returns through disciplined execution of backlog, efficient cash-flow conversion and prudent capital deployment. We manage costs, undertake continuous-improvement initiatives and collaborate across our businesses to achieve our goals of maximizing earnings and cash and creating value for our shareholders.
Incorporated in Delaware in 1952, General Dynamics grew organically and through acquisitions until the early 1990s when we sold nearly all of our divisions except Electric Boat and Land Systems. Starting in the mid-1990s, we began expanding by acquiring combat vehicle-related businesses, information technology product and service companies, additional shipyards and Gulfstream Aerospace Corporation.
We operate globally through four business groups: Aerospace, Combat Systems, Information Systems and Technology and Marine Systems. For selected financial information regarding each of our business groups, see Note Q to the Consolidated Financial Statements in Item 8.
AEROSPACE
Our Aerospace group designs, manufactures and outfits a family of Gulfstream business-jet aircraft, provides aircraft services (including maintenance and repair work, fixed-based operations (FBO) and aircraft management services) and performs aircraft completions for aircraft produced by other original equipment manufacturers (OEMs). With more than 50 years of experience at the forefront of the business-jet market, the Aerospace group is known for:

•	superior aircraft design, quality, performance, safety and reliability;

•	technologically advanced cockpit and cabin systems; and

•	industry-leading product service and support.
The Gulfstream product line includes aircraft across a spectrum of price and performance options in the large- and mid-cabin business-jet market. The varying ranges, speeds and cabin dimensions are well-suited for the needs of a diverse and global customer base. The large-cabin models are manufactured at Gulfstream’s headquarters in Savannah, Georgia, while the mid-cabin models are constructed by a non-U.S. partner. All models are outfitted in the group’s U.S. facilities.
Demand for Gulfstream aircraft is strong across geographic regions and customer types, generating orders from public and private companies, individuals and governments around the world. The Gulfstream brand is recognized globally with non-U.S. customers representing approximately 60 percent of the group’s backlog on December 31, 2014.
We are committed to research and development (R&D) activities that facilitate the introduction of new products and first-to-market enhancements that broaden customer choice, improve aircraft performance and set new standards for customer safety, comfort and in-flight productivity. In 2014, we introduced three new large-cabin business jets, the G500, the G600 and the G650ER. The G500 and G600 are clean-sheet next-generation business jets that optimize the speed, wide-cabin comfort, efficiency and advanced safety technology of the aircraft. At Mach 0.85, the G500 can fly 5,000 nautical miles, and the G600 can fly 6,200 nautical miles. The G500 and G600 are expected to enter into service in 2018 and 2019, respectively. The G650ER is the extended-range sister-ship to the ultra-long range, ultra-large cabin G650. This new aircraft flies farther at faster speeds than any other business jet on the market and can travel 7,500 nautical miles at Mach 0.85. The first G650ER was delivered in the fourth quarter of 2014, ahead of the original 2015 estimate. These three new aircraft demonstrate the success of consistent and disciplined investment in Gulfstream’s product development.
In addition to the new aircraft models, current product enhancement and development efforts include initiatives in advanced avionics, composites, renewable fuels, flight-control systems, acoustics, cabin technologies and vision systems. One recent innovation introduced with the G500 and G600 is the Symmetry Flight Deck that includes 10 touchscreens and active control sidesticks. The active control sidesticks allow the pilot and co-pilot to see and feel each other’s control inputs, enhancing their situational awareness and safety of the flight. We have also introduced several service and support applications including the PlaneBook application, which provides pilots easy and immediate digital access to critical flight information and aircraft-specific documents.
In support of Gulfstream’s growing aircraft portfolio and international customer base, we have invested in a multi-year facilities project at our Savannah campus, which is scheduled to continue through 2017. This expansion consists of constructing new facilities, including the completed purpose-built manufacturing facilities for production of the G500 and G600, and renovating existing infrastructure. This effort follows earlier projects that included a purpose-built G650 manufacturing facility, increased aircraft-service capacity, an improved customer sales and design center and a state-of-the-art paint facility.
The group offers extensive support of the nearly 2,500 Gulfstream aircraft in service with professionals located around the globe. The service network for Gulfstream aircraft continues to evolve to address the demands of the group’s growing international customer base. We operate 11 company-owned service centers, maintain 15 authorized warranty centers and maintenance facilities on six continents, and offer on-call Gulfstream aircraft technicians ready to deploy for urgent customer-service requirements in the Americas. This commitment to superior product support continues to receive industry recognition, including the number-one ranking for the 12th consecutive year in the annual Aviation International News Product Support Survey, as well as the top ranking in the annual Professional Pilot Survey.
Jet Aviation augments our Aerospace portfolio with completions (avionics, interior outfitting and paint) for business-jet customers, as well as custom, complex completions of single- and double-aisle aircraft requiring advanced engineering, design and manufacturing capabilities. In addition, Jet Aviation provides superior maintenance, repair, aircraft management and FBO services to a broad global customer base through a network of facilities across four continents.
A market leader in the business-aviation industry, the Aerospace group is focused on developing innovative first-to-market technologies and products; providing exemplary and timely service to customers globally; and driving efficiencies and reducing costs in the aircraft production, outfitting and service processes.
Revenues for the Aerospace group were 28 percent of our consolidated revenues in 2014, 26 percent in 2013 and 22 percent in 2012. Revenues by major products and services were as follows:

Year Ended December 31	2014	2013	2012
Aircraft manufacturing, outfitting and completions	$6,983	$6,378	$5,317
Aircraft services	1,599	1,530	1,491
Pre-owned aircraft	67	210	104
Total Aerospace	$8,649	$8,118	$6,912
COMBAT SYSTEMS
Our Combat Systems group is a global leader in systems engineering, spanning design, development, manufacture and support of military vehicles, weapons systems and munitions for the United States and its allies. The group’s product lines include:

•	wheeled combat and tactical vehicles,

•	main battle tanks and tracked combat vehicles,

•	weapons systems and munitions, and

•	maintenance and logistics support and sustainment services.
The group’s backlog, which reached a historic high in 2014, includes a diverse mix of products supporting domestic and non-U.S. customers. We pursue continuous process improvements to enhance our productivity and improve our operating performance as we deliver on this backlog. We apply our systems-level engineering expertise to develop improvements that advance the utility, safety and mission-effectiveness of our products.
Our portfolio of military vehicles, produced at our operations in North America and Europe, includes heavy, medium and light wheeled vehicles and heavy and medium tracked vehicles. This extensive product line allows us to be agile in providing tailored solutions to our customers.
The group has a market-leading position in the light armored vehicle (LAV) market. We have a $10 billion contract with an international customer to provide wheeled armored vehicles through 2028. This contract includes vehicle production and contractor logistics support.
We offer several products in the medium wheeled vehicle segment, including the Stryker combat vehicle. Stryker has proven itself as one of the most versatile combat-tested vehicles in the U.S. Army inventory, combining agility and firepower into a deployable and responsive combat support vehicle. There are currently 10 variants of the Stryker, including the M1127 Reconnaissance Vehicle and the M1133 Medical Evacuation Vehicle. The Army is planning to convert all nine of its Stryker Brigade Combat Teams to the double-V-hulled configuration, which significantly improves protection for soldiers from improvised explosive devices (IEDs). In addition to the Stryker program, we are modernizing approximately 600 LAV III combat vehicles for the Canadian government and have delivered numerous Piranha and Pandur armored vehicles to various foreign governments.
Leveraging our prior experience in the light wheeled vehicle market, the group is under contract with U.S. Special Operations Command to produce the Ground Mobility Vehicle (GMV) and the Internally-Transportable Vehicle (ITV), a narrow version of the GMV. We are also delivering the Foxhound vehicle to the U.K. Ministry of Defence (MoD), and the Eagle vehicle to Germany.
We continue to support the evolving needs of the U.S. Army and Marine Corps with technology upgrades to the Abrams main battle tank family of vehicles. The group is currently upgrading Abrams tanks with the System Enhancement Package (SEP) that provides a digital platform with an enhanced command-and-control system, new power generation and distribution systems, second-generation thermal sights and improved armor.

Our position in the medium tracked vehicle segment grew in 2014 with a 10-year contract to build the Specialist Vehicle (SV) for the U.K. MoD. SV is the next generation of armoured fighting vehicles in the United Kingdom. The contract positions us as a leading provider of the U.K.’s combat vehicles.
With our large installed base of vehicles worldwide, we are positioned for future modernization programs, as well as opportunities for support and sustainment services. For example, we are under contract with the Marine Corps to reset Cougar vehicles. In addition, with the expertise gained from our engineering and production programs across our product portfolio, we are well-qualified to participate in future combat vehicle development programs.
Complementing these military-vehicle offerings, the group designs, develops and produces a comprehensive array of weapons systems across the battle spectrum. For ground forces, we manufacture M2/M2-A1 heavy machine guns and MK19/ MK47 grenade launchers. The group also produces legacy and next-generation weapons systems for shipboard applications, including the Navy’s Phalanx Close-In Weapon System (CIWS), multiple subsystems for the Littoral Combat Ship (LCS), and DDG-1000 destroyer firepower mission modules. For airborne platforms, we produce weapons for U.S. and non-U.S. fighter aircraft, including high-speed Gatling guns for all U.S. fixed-wing military aircraft. The group is also a significant supplier of composite structures and aircraft components.
Our munitions portfolio covers the full breadth of naval, air and ground forces applications across all calibers and weapons platforms for the U.S. government and its allies. The group maintains a market-leading position in the supply of Hydra-70 rockets, large-caliber tank ammunition, medium-caliber ammunition, mortar and artillery projectiles, tactical missile aerostructures and high-performance warheads, military propellants, and conventional bombs and bomb cases.
The Combat Systems group emphasizes operational execution and business optimization initiatives as the group delivers on our backlog. As part of these efforts, the group has undertaken restructuring activities to ensure we remain competitively positioned for the future. In an environment of dynamic threats and evolving customer needs, the group remains agile and focused on innovation, affordability and speed-to-market to deliver on our current programs and to secure new opportunities.
Revenues for the Combat Systems group were 18 percent of our consolidated revenues in 2014, 19 percent in 2013 and 24 percent in 2012. Revenues by major products and services were as follows:

Year Ended December 31	2014	2013	2012
Wheeled combat vehicles	$2,852	$2,709	$3,930
Weapons systems and munitions	1,635	1,761	1,950
Tanks and tracked vehicles	526	595	792
Engineering and other services	719	767	799
Total Combat Systems	$5,732	$5,832	$7,471
INFORMATION SYSTEMS AND TECHNOLOGY
Our Information Systems and Technology group provides technologies, products and services that address a wide range of military, federal/civilian and commercial information-systems requirements. The group’s leadership in this market results from decades of domain expertise, incumbency on high-priority programs and continuous innovation to deliver solutions that meet our customers’ needs. We provide full-spectrum support for the design, development, integration, production and sustainment of:

•	information technology (IT) solutions and mission support services, and

•	mobile communication systems and intelligence, surveillance and reconnaissance (ISR) solutions.
IT solutions and mission support services: We provide professional and technical services to the U.S. defense and intelligence communities, the Departments of Homeland Security and Health and Human Services, other federal/civilian agencies, and commercial and non-U.S. customers. The group’s technical support personnel and domain specialists help customers meet critical planning, staffing, technology and operational needs.
The group designs, builds and operates large-scale, secure IT networks and systems for U.S. government customers, commercial wireless network providers, and federal, state and local public safety agencies. We work closely with our customers to ensure their network infrastructures are secure, efficient, scalable and cost-effective. We are also at the forefront of cloud and virtualization technologies and services. For example, the group is implementing the Department of Defense’s (DoD) largest enterprise-wide email infrastructure and a virtual desktop environment for the intelligence community.
As a leading provider in the U.S. healthcare IT market, we support government civilian and military health systems, providing critical services in support of healthcare reform and medical benefits programs. Our offerings include data management, analytics, fraud prevention and detection software, process automation and program management solutions for public and commercial health systems. We are operating customer contact centers for the Centers for Medicare & Medicaid Services, responding to consumer inquiries about key Medicare and Affordable Care Act programs.
Mobile communication systems and ISR solutions: We design, build, deploy and support solutions for customers in the U.S. defense, intelligence and homeland security communities, and U.S. allies. Our offerings include secure communications systems, command and control solutions, signals and information collection, processing and distribution systems; imagery sensors; and cyber security, information assurance, and encryption products, systems and services.
We integrate and manufacture secure communications systems for customers in the DoD, the intelligence community, federal/civilian and public safety agencies, and for non-U.S. customers. These solutions, which include fixed and mobile ground, radio and satellite communications systems and antenna technologies, improve our customers’ ability to communicate, collaborate and access vital information.
The group is delivering a modern, secure network to the U.S. Army, known as the Soldier’s Network, which provides tactical voice and data communications to soldiers anywhere on the battlefield. We are the prime contractor for Warfighter Information Network-Tactical (WIN-T), the Army’s backbone mobile communications network, and we are the prime contractor on many of the Army’s core tactical radio programs, including the AN/PRC-154A Rifleman and AN/PRC-155 two-channel Manpack radios. We are developing and deploying the Mobile User Objective System (MUOS) communication waveform and ground system, which will help provide the satellite link to soldiers on the ground so they can access voice, video and data communications in the most remote locations.
The Information Systems and Technology group provides many of these capabilities to non-U.S. public agencies and commercial customers. For the Canadian Department of National Defence, we developed, deployed and continue to modernize and support the Canadian Army’s fully integrated, secure combat voice and data network. We leveraged this experience to deliver the U.K. MoD’s Bowman tactical communication system, for which we currently provide ongoing support and capability upgrades.
In command-and-control systems, we have a 50-year legacy of providing advanced fire-control systems for U.S. Navy submarine programs and we are developing and integrating commercial off-the-shelf software and hardware upgrades to improve the tactical control capabilities for several submarine classes. Capitalizing on this expertise, we developed the combat and seaframe control systems and we are the lead systems integrator for the Navy’s Independence-variant LCS and the electronic systems for the Navy’s Joint High Speed Vessel (JHSV).
Information Systems and Technology provides ISR solutions for classified programs. Our expertise includes multi-intelligence ground systems and large-scale, high-performance data and signal processing. We deliver high-reliability, long-life sensors and payloads designed to perform in the most extreme environments, including space payloads and undersea sensor and power systems.
The group offers comprehensive cyber security-related products and services to help customers protect their networks from internal and external threats and prevent data breaches. For more than 45 years we have developed information assurance technologies that are integral to defending critical information, including a widely deployed Type 1 network encryptor. We also support the DoD’s Cyber Crime Center and the Department of Homeland Security’s National Cybersecurity Protection System.
The group is well-positioned to continue meeting the needs of our diverse customer base in an increasingly competitive market. We are improving the group’s performance and competitive position by optimizing the size of the business, harmonizing capabilities throughout the portfolio and developing innovative solutions to meet evolving customer requirements. Consistent with this focus, in 2014 we announced the consolidation of two businesses in the group to form General Dynamics Mission Systems in an effort to be more efficient and responsive to our customers. The consolidation was effective in January 2015.
Revenues for the Information Systems and Technology group were 30 percent of our consolidated revenues in 2014 and 33 percent in 2013 and 2012. Revenues by major products and services were as follows:

Year Ended December 31	2014	2013	2012
Mobile communication systems	$2,771	$3,657	$3,425
IT solutions and mission support services	4,549	4,734	4,545
ISR solutions	1,839	1,877	2,047
Total Information Systems and Technology	$9,159	$10,268	$10,017
MARINE SYSTEMS
Our Marine Systems group designs, builds and supports submarines and surface ships for the U.S. Navy and Jones Act ships for commercial customers. We are one of two primary shipbuilders for the Navy. The group’s diverse portfolio of platforms and capabilities includes:

•	nuclear-powered submarines;

•	surface combatants;

•	auxiliary and combat-logistics ships;

•	commercial product carriers and containerships;

•	design and engineering support; and

•	overhaul, repair and lifecycle support services.
Our work for the Navy includes the construction of new ships and the design and development of next-generation platforms to help meet evolving missions and maintain desired fleet size. Approximately 95 percent of the group’s revenues are for major Navy ship-construction programs awarded under large, multi-ship contracts that span several years. These programs include Virginia-class nuclear-powered submarines, Arleigh Burke-class (DDG-51) and Zumwalt-class (DDG-1000) guided-missile destroyers, and Mobile Landing Platform (MLP) auxiliary support ships.

The Virginia-class submarine includes capabilities for open-ocean and littoral missions. These stealthy boats are well-suited for a variety of global assignments, including intelligence gathering, special-operations missions and sea-based missile launch. The Navy is procuring Virginia-class submarines in multi-boat blocks. In 2014, we received a contract for the construction of 10 submarines in the fourth block of the program, bringing the number of boats under contract to 28. The group has delivered 11 of these boats in conjunction with an industry partner that shares in the construction. The remaining 17 boats under contract are scheduled for delivery through 2023.
We are the lead designer and producer of DDG-51s, managing the design, modernization and lifecycle support of these ships. As the only active destroyer in the Navy’s global surface fleet, DDG-51s are multi-mission combatants that offer defense against a wide range of threats, including ballistic missiles. We currently have construction contracts for seven DDG-51s scheduled for delivery through 2022.
The group is one of the Navy's contractors involved in development and construction of the DDG-1000 platform. These ships are equipped with numerous technological enhancements, including a low radar profile, an integrated power system and advanced gun systems that provide a three-fold increase in range over current naval surface gun weapons. Deliveries of the three ships in the program are scheduled through 2019.
MLP ships serve as floating transfer stations, improving the Navy’s ability to deliver equipment and cargo to areas without adequate port access. The group has delivered the first two ships in the program, and construction is underway on two additional ships scheduled for delivery in 2015 and 2018. The third and fourth ships are configured as Afloat Forward Staging Bases (AFSB), designed to facilitate a variety of missions in support of mine countermeasures and special operations, providing significant new capabilities to the customer.
In addition to these ship construction programs, we are advancing new technologies and naval platforms with our customers. These design and engineering efforts include the development of the next-generation ballistic-missile submarine to replace the Ohio class of ballistic-missile submarines. In conjunction with these efforts, the group is leading the design of the Common Missile Compartment under joint development for the U.S. Navy and the U.K. Royal Navy.
Marine Systems provides comprehensive ship and submarine overhaul, repair and lifecycle support services to extend the service life and maximize the value of these ships. We conduct surface-ship repair operations in four locations with full-service maintenance and repair shipyards on both U.S. Coasts. We also provide extensive submarine repair services in a variety of U.S. locations and convert decommissioned submarines to moored training platforms. In support of allied navies, we offer program management, planning, engineering and design support for submarine and surface-ship construction programs.
Beyond its work for the Navy, Marine Systems is advancing commercial shipbuilding technology with the design and production of liquefied natural gas (LNG)-powered and LNG-conversion-ready ships for commercial customers that meet the Jones Act requirement for ships carrying cargo between U.S. ports to be built in U.S. shipyards. Currently, we have construction contracts for 10 ships scheduled for delivery through 2017. Construction is underway on five ships, with all 10 expected to be at various stages of construction by the end of 2015. We anticipate that the age of the Jones Act fleet and environmental regulations that impose more stringent emission control limits will continue to provide additional commercial shipbuilding opportunities.
To further the group’s goals of operating efficiency, innovation, affordability for the customer and continuous improvement, we make strategic investments in our business, often in cooperation with the Navy and local governments. In addition, Marine Systems leverages its design and engineering expertise across its shipyards to improve program execution and generate cost savings. This knowledge-sharing enables the group to use resources more efficiently and drive process improvements. We are well-positioned to continue to fulfill the ship-construction and support requirements of our customers.
Revenues for the Marine Systems group were 24 percent of our consolidated revenues in 2014, 22 percent in 2013 and 21 percent in 2012. Revenues by major products and services were as follows:

Year Ended December 31	2014	2013	2012
Nuclear-powered submarines	$4,310	$3,697	$3,601
Surface combatants	1,084	1,139	1,152
Auxiliary and commercial ships	640	499	746
Repair and other services	1,278	1,377	1,093
Total Marine Systems	$7,312	$6,712	$6,592

CUSTOMERS
In 2014, 58 percent of our revenues were from the U.S. government, 17 percent were from U.S. commercial customers, 14 percent were from non-U.S. commercial customers and the remaining 11 percent were from non-U.S. defense customers.
U.S. GOVERNMENT
Our primary customer is the U.S. Department of Defense (DoD). We also contract with other U.S. government customers, including the intelligence community, the Departments of Homeland Security and Health and Human Services and first-responder agencies. Our revenues from the U.S. government were as follows:

Year Ended December 31	2014	2013	2012
DoD	$14,516	$15,441	$17,217
Non-DoD	2,750	2,790	2,382
Foreign Military Sales (FMS)*	689	1,032	1,206
Total U.S. government	$17,955	$19,263	$20,805
Percent of total revenues	58%	62%	67%
* In addition to our direct non-U.S. sales, we sell to non-U.S. governments through the FMS program. Under the FMS program, we contract with and are paid by the U.S. government, and the U.S. government assumes the risk of collection from the non-U.S. government customer.
We perform our U.S. government business under fixed-price, cost-reimbursement and time-and-materials contracts. Our production contracts are primarily fixed-price. Under these contracts, we agree to perform a specific scope of work for a fixed amount. Contracts for research, engineering, repair and maintenance and other services are typically cost-reimbursement or time-and-materials. Under cost-reimbursement contracts, the customer reimburses contract costs and pays a fixed, incentive or award-based fee. These fees are determined by our ability to achieve targets set in the contract, such as cost, quality, schedule and performance. Under time-and-materials contracts, the customer pays a fixed hourly rate for direct labor and generally reimburses us for the cost of materials.
In our U.S. government business, fixed-price contracts accounted for 53 percent in 2014, 54 percent in 2013 and 56 percent in 2012; cost-reimbursement contracts accounted for 43 percent in 2014, 42 percent in 2013 and 39 percent in 2012; and time-and-materials contracts accounted for 4 percent in 2014 and 2013 and 5 percent in 2012.
Each of these contract types presents advantages and disadvantages. Fixed-price contracts typically have higher fee levels as we assume more risk. These types of contracts offer additional profits when we complete the work for less than the contract amount. Cost-reimbursement contracts generally subject us to lower risk.

Accordingly, the negotiated fees are usually lower than fees earned on fixed-price contracts. Additionally, not all costs are allowable under these types of contracts, and the government reviews the costs we charge. Under time-and-materials contracts, our profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because these contracts can provide little or no fee for managing material costs, the content mix can impact profit margin rates.
U.S. COMMERCIAL
Our U.S. commercial revenues were $5.3 billion in 2014, $5.4 billion in 2013 and $3.8 billion in 2012. This represented approximately 17 percent of our consolidated revenues in 2014, 18 percent in 2013 and 12 percent in 2012. The majority of these revenues are for business-jet aircraft and services where our customer base consists of individuals and public and privately held companies across a wide range of industries.

NON-U.S.
Our direct revenues from non-U.S. government and commercial customers were $7.6 billion in 2014, $6.3 billion in 2013 and $6.4 billion in 2012. This represented approximately 25 percent of our consolidated revenues in 2014, 20 percent in 2013 and 21 percent in 2012.
We conduct business with government customers around the world with operations in Australia, Canada, Germany, Mexico, Spain, Switzerland and the United Kingdom. Our non-U.S. defense subsidiaries are committed to maintaining long-term relationships with their respective governments and have established themselves as principal regional suppliers and employers.
Our non-U.S. commercial business consists primarily of business-jet aircraft exports and worldwide aircraft services. The market for business-jet aircraft and related services outside North America has expanded significantly in recent years. While the installed base of aircraft is concentrated in North America, orders from non-U.S. customers represent a significant segment of our aircraft business with approximately 60 percent of total backlog on December 31, 2014.
For a discussion of the risks associated with conducting business in locations outside the United States, see Risk Factors contained herein. For information regarding revenues and assets by geographic region, see Note Q to the Consolidated Financial Statements in Item 8.
COMPETITION
Several factors determine our ability to compete successfully in the defense and business-aviation markets. While customers’ evaluation criteria vary, the principal competitive elements include:

•	the technical excellence, reliability, safety and cost competitiveness of our products and services;

•	our ability to innovate and develop new products and technologies that improve mission performance and adapt to dynamic threats;

•	successful program execution and on-time delivery of complex, integrated systems;

•	our global footprint and accessibility to customers;

•	the reputation and customer confidence derived from our past performance; and

•	the successful management of customer relationships.

DEFENSE MARKET COMPETITION
The U.S. government contracts with numerous domestic and non-U.S. companies for products and services. We compete against other large-platform and system-integration contractors as well as smaller companies that specialize in a particular technology or capability. Outside the U.S., we compete with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers. Our Combat Systems group competes with a large number of domestic and non-U.S. businesses. Our Information Systems and Technology group competes with many companies, from large defense companies to small niche competitors with specialized technologies or expertise. Our Marine Systems group has one primary competitor with which it also partners on the Virginia-class submarine program. The operating cycle of many of our major platform programs can result in sustained periods of program continuity when we perform successfully.
We are involved in teaming and subcontracting relationships with some of our competitors. Competitions for major defense programs often require companies to form teams to bring together a spectrum of capabilities to meet the customer’s requirements. Opportunities associated with these programs include roles as the program’s integrator, overseeing and coordinating the efforts of all participants on a team, or as a provider of a specific component or subsystem.

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
The Aerospace group competes worldwide in the business-jet aircraft services business primarily on the basis of price, quality and timeliness. In our maintenance, repair and FBO businesses, the group competes with several other large companies as well as a number of smaller companies, particularly in the maintenance business. In our completions business, the group competes with other OEMs, as well as several third-party providers.

BACKLOG
Our total backlog represents the estimated remaining value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Summary backlog information for each of our business groups follows:

							2014 Total Backlog Not Expected to Be Completed in 2015
December 31	2014			2013
	Funded	Unfunded	Total	Funded	Unfunded	Total
Aerospace	$13,115	$117	$13,232	$13,785	$158	$13,943	$6,931
Combat Systems	19,292	506	19,798	5,451	1,113	6,564	15,060
Information Systems and Technology	7,070	1,539	8,609	7,253	1,267	8,520	2,229
Marine Systems	13,452	17,319	30,771	11,795	5,063	16,858	24,518
Total backlog	$52,929	$19,481	$72,410	$38,284	$7,601	$45,885	$48,738

RESEARCH AND DEVELOPMENT
To foster innovative product development and evolution, we conduct sustained R&D activities as part of our normal business operations. In the commercial sector, most of our Aerospace group’s R&D activities support Gulfstream’s product enhancement and development programs. In our U.S. defense businesses, we conduct customer-sponsored R&D activities under government contracts and company-sponsored R&D. In accordance with government regulations, we recover a portion of company-sponsored R&D expenditures through overhead charges to U.S. government contracts. For more information on our company-sponsored R&D activities, including our expenditures for the past three years, see Note A to the Consolidated Financial Statements in Item 8.
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
EMPLOYEES
On December 31, 2014, our subsidiaries had 99,500 employees, approximately one-fifth of whom work under collective agreements with various labor unions and worker representatives. Agreements covering approximately 2 percent of total employees are due to expire in 2015. Historically, we have negotiated successor labor agreements without any significant disruption to operating activities.
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
Our business is not seasonal in nature. The receipt of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are all factors that influence the timing of our revenues. In the U.S., these factors are influenced by the federal government’s budget cycle based on its October-to-September fiscal year. Outside the U.S., work for many of our government customers is weighted toward the end of the calendar year.

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
In addition, the FAR addresses the allowability of our costs, while the CAS address how those costs should be allocated to contracts. The FAR subjects us to audits and other government reviews covering issues such as cost, performance and accounting practices relating to our contracts.
NON-U.S. REGULATORY
Our non-U.S. revenues are subject to the applicable foreign government regulations and procurement policies and practices, as well as U.S. policies and regulations. We are also subject to regulations governing investments, exchange controls, repatriation of earnings and import-export control.
BUSINESS-JET AIRCRAFT
The Aerospace group is subject to Federal Aviation Administration (FAA) regulation in the U.S. and other similar aviation regulatory authorities internationally, including the Civil Aviation Administration of Israel (CAAI), the European Aviation Safety Agency (EASA) and the Civil Aviation Administration of China (CAAC). For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority and each aircraft must receive a certificate of airworthiness. Aircraft outfitting and completions also require approval by the appropriate aviation authority, which often is accomplished through a supplemental type certificate. Aviation authorities can require changes to a specific aircraft or model type before granting approval. Maintenance facilities and charter operations must be licensed by aviation authorities as well.

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

AVAILABLE INFORMATION
We file reports and other information with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports and information include an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements. Free copies of these items are made available on our website (www.generaldynamics.com) as soon as practicable and through the General Dynamics investor relations office at (703) 876-3583.
These items also can be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at (800) SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information.

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

Our revenues are concentrated with the U.S. government. This customer relationship involves some specific risks. In addition, our sales to non-U.S. customers expose us to different financial and legal risks. Despite the varying nature of our U.S. and non-U.S. defense and business-aviation operations and the markets they serve, each group shares some common risks, such as the ongoing development of high-technology products and the price, availability and quality of commodities and subsystems.

The U.S. government provides a significant portion of our revenues. Approximately 60 percent of our revenues are from the U.S. government. U.S. defense spending is driven by threats to national security. While the country has been under an elevated threat level for more than a decade, competing demands for federal funds are pressuring various areas of spending. Defense investment accounts (budgets for procurement and research and development) remain under pressure. Decreases in U.S. government defense spending, including investment accounts, or changes in spending allocation could result in one or more of our programs being reduced, delayed or terminated, which could impact our financial performance.

For additional information relating to the U.S. defense budget, see the Business Environment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

U.S. government contracts are not always fully funded at inception, and any funding is subject to disruption or delay. Our U.S. government revenues are funded by agency budgets that operate on an October-to-September fiscal year. Early each calendar year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. For the remainder of the year, the appropriations and authorization committees of the Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.

There are two primary risks associated with the U.S. government budget cycle. First, the annual process may be delayed or disrupted, which has occurred in recent years. For example, changes in congressional schedules due to elections or other legislative priorities, or negotiations for program funding levels can interrupt the process. If the annual budget is not approved by the beginning of the government fiscal year, portions of the U.S. government can shut down or operate under a continuing resolution that maintains spending at prior-year levels, which can impact funding for our programs and timing of new awards. Second, the Congress typically appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Future revenues under existing multi-year contracts are conditioned on the continuing availability of congressional appropriations. Changes in appropriations in subsequent years may impact the funding available for these programs. Delays or changes in funding can impact the timing of available funds or lead to changes in program content.

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

Government contractors are subject to audit by the U.S. government. Numerous U.S. government agencies routinely audit and review government contractors. These agencies review a contractor’s performance under its contracts and compliance with applicable laws, regulations and standards. The U.S. government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, material, earned value management and accounting systems. In some cases, audits may result in delayed payments or contractor costs not being reimbursed or subject to repayment. If an audit or investigation were to result in allegations against a contractor of improper or illegal activities, civil or criminal penalties and administrative sanctions could result, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, reputational harm could result if allegations of impropriety were made. In some cases, audits may result in disputes with the respective government agency that can result in negotiated settlements, arbitration or litigation.

Our Aerospace group is subject to changing customer demand for business aircraft. The business-jet market is driven by the demand for business-aviation products and services by business, individual and government customers in the United States and around the world. The Aerospace group’s results also depend on other factors, including general economic conditions, the availability of credit and trends in capital goods markets. In addition, if customers default on existing contracts and the contracts are not replaced, the group’s anticipated revenues and profitability could be reduced materially as a result.

Earnings and margins depend on our ability to perform on our contracts. When agreeing to contractual terms, our management team makes assumptions and projections about future conditions and events. The accounting for our contracts and programs requires assumptions and estimates about these conditions and events. These projections and estimates assess:

•	the productivity and availability of labor,

•	the complexity of the work to be performed,

•	the cost and availability of materials and components, and

•	schedule requirements.
If there is a significant change in one or more of these circumstances, estimates or assumptions, or if the risks under our contracts are not managed adequately, the profitability of contracts could be adversely affected. This could affect earnings and margins materially.

Earnings and margins depend in part on subcontractor and vendor performance. We rely on other companies to provide materials, components and subsystems for our products. Subcontractors also perform some of the services that we provide to our customers. We depend on these subcontractors and vendors to meet our contractual obligations in full compliance with customer requirements and applicable law. Misconduct by subcontractors, such as a failure to comply with procurement regulations or engaging in unauthorized activities, may harm our future revenues and earnings. We manage our supplier base carefully to avoid customer issues. However, we sometimes rely on only one or two sources of supply that, if disrupted, could have an adverse effect on our ability to meet our customer commitments. Our ability to perform our obligations may be materially adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies, perform the agreed-upon services in a timely and cost-effective manner or engages in misconduct or other improper activities.

Sales and operations outside the U.S. are subject to different risks that may be associated with doing business in foreign countries. In some countries there is increased chance for economic, legal or political changes, and procurement procedures may be less robust or mature, which may complicate the contracting process. Our non-U.S. business may be sensitive to changes in a foreign government’s budgets, leadership and national priorities. Non-U.S. transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. Our non-U.S. business is subject to U.S. and foreign laws and regulations, including laws and regulations relating to import-export controls, technology transfers, the Foreign Corrupt Practices Act and certain other anti-corruption laws, and the International Traffic in Arms Regulations (ITAR). An unfavorable event or trend in any one or more of these factors or a failure to comply with U.S. or foreign laws could result in administrative, civil or criminal liabilities, including suspension or debarment from government contracts or suspension of our export privileges and could materially adversely affect revenues and earnings associated with our non-U.S. business.

In addition, some non-U.S. government customers require contractors to enter into letters of credit, performance or surety bonds, bank guarantees and other similar financial arrangements. We may also be required to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, that require us to satisfy certain requirements or face penalties. Offset requirements may extend over several years and could require us to establish joint ventures with local companies. If we do not satisfy these financial or offset requirements, our future revenues and earnings may be materially adversely affected.

Our future success depends in part on our ability to develop new products and technologies and maintain a qualified workforce to meet the needs of our customers. Many of the products and services we provide involve sophisticated technologies and engineering, with related complex manufacturing and system integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends in part on our ability to continue to develop, manufacture and provide innovative products and services and bring those offerings to market quickly at cost-effective prices. Due to the highly specialized nature of our business, we must hire and retain the skilled and qualified personnel necessary to perform the services required by our customers. If we were unable to develop new products that meet customers’ changing needs or successfully attract and retain qualified personnel, our future revenues and earnings may be materially adversely affected.

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

Changes in business conditions may cause goodwill and other intangible assets to become impaired. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized and remains on our balance sheet indefinitely unless there is an impairment. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate for one of our business groups or a decision to dispose of a business group or a significant portion of a business group. We face some uncertainty in our business environment due to a variety of challenges, including changes in defense spending. We may experience unforeseen circumstances that adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. Future write-offs of goodwill or other intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could materially adversely affect our results of operations and financial condition.

Our business could be negatively impacted by cyber security events and other disruptions. We face various cyber security threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, denial of service attacks, as well as threats to the physical security of our facilities and employees, and threats from terrorist acts. We also design and manage information technology systems for various customers. We generally face the same security threats for these systems as for our own. In addition, we face cyber threats from entities that may seek to target us through our customers, vendors and subcontractors. Accordingly, we maintain information security policies and procedures for managing all systems. We have experienced cyber security threats to our information technology infrastructure and attempts to gain access to our sensitive information, including viruses and attacks by hackers. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats could cause harm to our business and our reputation and challenge our eligibility for future work on sensitive or classified systems for U.S. government customers, as well as impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenues, earnings, operating margins, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe our estimates and judgments are reasonable based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation, the risk factors discussed in this section.

All forward-looking statements speak only as of the date of this report or, in the case of any document incorporated by reference, the date of that document. All subsequent written and oral forward-looking statements attributable to General Dynamics or any person acting on our behalf are qualified by the cautionary statements in this section. We do not undertake any obligation to update or publicly release any revisions to forward-looking statements to reflect events, circumstances or changes in expectations after the date of this report. These factors may be revised or supplemented in subsequent reports on SEC Forms 10-Q and 8-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We operate in a number of offices, manufacturing plants, laboratories, warehouses and other facilities in the United States and abroad. We believe our facilities are adequate for our present needs and, given planned improvements and construction, expect them to remain adequate for the foreseeable future.

On December 31, 2014, our business groups had primary operations at the following locations:

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

•
Combat Systems – Anniston, Alabama; East Camden and Hampton, Arkansas; Crawfordsville, St. Petersburg and Tallahassee, Florida; Marion, Illinois; Saco, Maine; Westminster, Maryland; Shelby Township and Sterling Heights, Michigan; Joplin, Missouri; Lincoln, Nebraska; Roxboro, North Carolina; Lima and Springboro, Ohio; Eynon, Red Lion and Scranton, Pennsylvania; Edgefield and Ladson, South Carolina; Garland, Texas; Williston, Vermont; Marion, Virginia; Auburn, Washington;

Vienna, Austria; Edmonton, London, La Gardeur, St. Augustin and Valleyfield, Canada; Kaiserslautern, Germany; Granada, Sevilla and Trubia, Spain; Kreuzlingen, Switzerland; Oakdale, United Kingdom.

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

•
Marine Systems – San Diego, California; Groton and New London, Connecticut; Jacksonville, Florida; Bath and Brunswick, Maine; North Kingstown, Rhode Island; Norfolk, Virginia; Bremerton, Washington; Mexicali, Mexico.

A summary of floor space by business group on December 31, 2014, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	5.9	6.1	—	12.0
Combat Systems	7.2	3.8	5.3	16.3
Information Systems and Technology	2.5	9.2	0.9	12.6
Marine Systems	8.0	2.2	—	10.2
Total	23.6	21.3	6.2	51.1

ITEM 3. LEGAL PROCEEDINGS

For information relating to legal proceedings, see Note N to the Consolidated Financial Statements in Item 8.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE COMPANY
All of our executive officers are appointed annually. None of our executive officers was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions of our executives held for at least the past five years as of February 9, 2015, were as follows:

Name, Position and Office	Age

Jason W. Aiken – Senior Vice President and Chief Financial Officer since January 2014; Vice President of the company and Chief Financial Officer of Gulfstream Aerospace Corporation, September 2011 – December 2013; Vice President and Controller of the company, April 2010 – August 2011; Staff Vice President, Accounting of the company, July 2006 – March 2010	42

John P. Casey – Executive Vice President, Marine Systems, since May 2012; Vice President of the company and President of Electric Boat Corporation, October 2003 – May 2012; Vice President of Electric Boat Corporation, October 1996 – October 2003	60

Larry R. Flynn – Vice President of the company and President of Gulfstream Aerospace Corporation since September 2011; Vice President of the company and Senior Vice President, Marketing and Sales of Gulfstream Aerospace Corporation, July 2008 – September 2011; President, Product Support of Gulfstream Aerospace Corporation, May 2002 – June 2008	62

Gregory S. Gallopoulos – Senior Vice President, General Counsel and Secretary of the company since January 2010; Vice President and Deputy General Counsel of the company, July 2008 – January 2010; Managing Partner of Jenner & Block LLP, January 2005 – June 2008	55

Jeffrey S. Geiger – Vice President of the company and President of Electric Boat Corporation since November 2013; Vice President of the company and President of Bath Iron Works Corporation, April 2009 – November 2013; Senior Vice President, Operations and Engineering of Bath Iron Works, March 2008 – March 2009	53

Robert W. Helm – Senior Vice President, Planning and Development of the company since May 2010; Vice President, Government Relations of Northrop Grumman Corporation, August 1989 – April 2010	63

S. Daniel Johnson – Executive Vice President, Information Systems and Technology, and President of General Dynamics Information Technology since January 2015; Vice President of the company and President of General Dynamics Information Technology, April 2008 – December 2014; Executive Vice President of General Dynamics Information Technology, July 2006 – March 2008	67

Kimberly A. Kuryea – Vice President and Controller of the company since September 2011; Chief Financial Officer of General Dynamics Advanced Information Systems, November 2007 – August 2011; Staff Vice President, Internal Audit of the company, March 2004 – October 2007	47

Joseph T. Lombardo – Executive Vice President, Aerospace, since April 2007; President of Gulfstream Aerospace Corporation, April 2007 – September 2011; Vice President of the company and Chief Operating Officer of Gulfstream Aerospace Corporation, May 2002 – April 2007	67

Christopher Marzilli – Vice President of the company and President of General Dynamics Mission Systems since January 2015; Vice President of the company and President of General Dynamics C4 Systems, January 2006 – December 2014; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 – January 2006	55

Phebe N. Novakovic – Chairman and Chief Executive Officer of the company since January 2013; President and Chief Operating Officer of the company, May 2012 – December 2012; Executive Vice President, Marine Systems, May 2010 – May 2012; Senior Vice President, Planning and Development of the company, July 2005 – May 2010; Vice President, Strategic Planning of the company, October 2002 – July 2005	57

Walter M. Oliver – Senior Vice President, Human Resources and Administration of the company since March 2002; Vice President, Human Resources and Administration of the company, January 2001 – March 2002	69

Mark C. Roualet – Executive Vice President, Combat Systems, since March 2013; Vice President of the company and President of General Dynamics Land Systems, October 2008 – March 2013; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 – October 2008	56

Gary L. Whited – Vice President of the company and President of General Dynamics Land Systems since March 2013; Senior Vice President of General Dynamics Land Systems, September 2011 – March 2013; Vice President and Chief Financial Officer of General Dynamics Land Systems, June 2006 – September 2011	54

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange.
The high and low sales prices of our common stock and the cash dividends declared on our common stock for each quarter of 2013 and 2014 are included in the Supplementary Data contained in Item 8.
On February 1, 2015, there were approximately 13,000 holders of record of our common stock.
For information regarding securities authorized for issuance under our equity compensation plans, see Note O to the Consolidated Financial Statements contained in Item 8.
We did not make any unregistered sales of equity securities in 2014.
The following table provides information about our fourth-quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares That May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
9/28/14-10/26/14	216,000	$127.60	216,000	2,394,152
10/27/14-11/23/14	—	$—	—	2,394,152
11/24/14-12/31/14	—	$—	—	2,394,152
Total	216,000	$127.60
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

Cumulative Total Return
Based on Investments of $100 Beginning December 31, 2009
(Assumes Reinvestment of Dividends)

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

(Dollars and shares in millions, except per-share and employee amounts)
	2014	2013	2012	2011	2010
Summary of Operations
Revenues	$30,852	$30,930	$30,992	$32,122	$31,964
Operating earnings	3,889	3,689	765	3,747	3,860
Operating margins	12.6%	11.9%	2.5%	11.7%	12.1%
Interest, net	(86)	(86)	(156)	(141)	(157)
Provision for income tax, net	1,129	1,125	854	1,139	1,139
Earnings (loss) from continuing operations	2,673	2,486	(381)	2,500	2,567
Return on sales (a)	8.7%	8.0%	(1.2)%	7.8%	8.0%
Discontinued operations, net of tax	(140)	(129)	49	26	57
Net earnings (loss)	2,533	2,357	(332)	2,526	2,624
Diluted earnings (loss) per share:
Continuing operations (b)	7.83	7.03	(1.08)	6.80	6.66
Net earnings (loss) (b)	7.42	6.67	(0.94)	6.87	6.81
Cash Flows
Net cash provided by operating activities	$3,728	$3,111	$2,606	$3,150	$2,946
Net cash used by investing activities	(1,102)	(363)	(642)	(1,961)	(389)
Net cash used by financing activities	(3,575)	(725)	(1,382)	(1,201)	(2,223)
Net cash provided (used) by discontinued operations	36	(18)	65	48	16
Cash dividends declared per common share	2.48	2.24	2.04	1.88	1.68
Financial Position
Cash and equivalents	$4,388	$5,301	$3,296	$2,649	$2,613
Total assets	35,355	35,494	34,309	34,963	32,617
Short- and long-term debt	3,911	3,909	3,909	3,930	3,202
Shareholders’ equity	11,829	14,501	11,390	13,232	13,316
Debt-to-equity (c)	33.1%	27.0%	34.3%	29.7%	24.0%
Book value per share (d)	35.61	41.03	32.20	37.12	35.79
Other Information
Free cash flow from operations (e)	$3,207	$2,675	$2,170	$2,705	$2,595
Return on invested capital (f)	15.1%	14.1%	8.4%	14.7%	15.8%
Funded backlog	52,929	38,284	44,376	44,420	43,177
Total backlog	72,410	45,885	51,132	57,131	59,359
Shares outstanding	332.2	353.4	353.7	356.4	372.1
Weighted average shares outstanding:
Basic	335.2	350.7	353.3	364.1	381.2
Diluted	341.3	353.5	353.3	367.5	385.2
Employees	99,500	96,000	92,200	95,100	90,000
Note: Prior period information has been restated to reflect our axle business in discontinued operations.

(a)	Return on sales is calculated as earnings (loss) from continuing operations divided by revenues.

(b)	2012 amounts exclude dilutive effect of stock options and restricted stock as it was antidilutive.

(c)	Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.

(d)	Book value per share is calculated as total equity divided by total outstanding shares as of year end.

(e)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a reconciliation of net cash provided by operating activities to free cash flow from operations.

(f)	See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the calculation of return on invested capital.

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
For an overview of our business groups, including a discussion of products and services provided, see the Business discussion contained in Item 1. The following discussion should be read in conjunction with our Consolidated Financial Statements included in Item 8. The Consolidated Financial Statements have been restated to reflect the results of operations of our axle business in discontinued operations (for further discussion, see Note A to the Consolidated Financial Statements).

BUSINESS ENVIRONMENT
Approximately 60 percent of our revenues are from the U.S. government. Accordingly, our financial performance is impacted by U.S. government spending levels, particularly defense spending. Over the past several years, U.S. defense spending has been reduced, due in part to the country’s fiscal shortfalls. Following required reductions mandated by the Budget Control Act of 2011 (BCA) and its related sequester mechanism, the Bipartisan Budget Act of 2013 (BBA) prescribed defense top-line funding for FY 2014 and 2015 at levels generally consistent with FY 2013. The BBA also included sequester reductions of approximately $30 billion in FY 2014 and $43 billion in FY 2015, less than the amounts imposed by the BCA.
In adherence to the BBA, Congress appropriated $497 billion in FY 2015 for the Department of Defense (DoD), including approximately $158 billion for procurement and research and development (R&D) budgets, also known as investment accounts, relatively consistent with FY 2014. These investment accounts are the source of the majority of our U.S. government revenues.
The long-term outlook for our U.S. defense business is influenced by the relevance of our programs to the U.S. military’s funding priorities, the diversity of our programs and customers, our insight into customer requirements stemming from our incumbency on core programs, our ability to evolve our products to address a fast-changing threat environment and our proven track record of successful contract execution.
We continue to pursue opportunities outside the U.S. presented by demand for military equipment and information technologies from our non-U.S. operations and through exports from our North American businesses. While the revenue potential can be significant, these opportunities are subject to changing budget priorities and overall spending pressures unique to each country.
In our Aerospace group, business-jet market conditions were strong in 2014. The group benefited from strong order interest for new aircraft across the group’s range of customers and lower customer contract defaults. We expect our continued investment in the development of new aircraft products and technologies to support the Aerospace group’s long-term growth. Similarly, we believe the aircraft services business will continue to be a strong source of revenues as the global business-jet fleet grows.
In navigating the current business environment, we continue to focus on improving operating earnings, expanding margins and the efficient conversion of earnings into cash through our emphasis on effective program execution and cost-reduction activities across the business.

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important to evaluate our operating results. We recognize the majority of our revenues using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in our Aerospace and defense groups.
In the Aerospace group, contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s outfitting, which includes exterior painting and installation of customer-selected interiors. We record revenues on these contracts at the completion of these two phases: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the outfitted aircraft. We do not recognize revenue at green delivery unless (1) a contract has been executed with the customer and (2) the customer can be expected to satisfy its obligations under the contract, as evidenced by the receipt of significant deposits from the customer and other factors. Revenues associated with the group’s completions of other original equipment manufacturers’ (OEMs) aircraft and the group’s services businesses are recognized as work progresses or upon delivery of services. Fluctuations in revenues from period to period result from the number and mix of new aircraft deliveries (green and outfitted), progress on aircraft completions and the level of aircraft service activity during the period.
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
Operating earnings and margins in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on revisions to estimates at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract, the estimated costs to complete or both. Therefore, changes in costs incurred in the period compared with prior periods do not necessarily impact profitability. It is only when total estimated costs at completion on a given contract change without a corresponding change in the contract value that the profitability of that contract may be impacted. Contract mix refers to changes in the volume of higher- vs. lower-margin work. Additionally, higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).
CONSOLIDATED OVERVIEW
REVIEW OF 2014 VS. 2013

Year Ended December 31	2014	2013	Variance
Revenues	$30,852	$30,930	$(78)	(0.3)%
Operating costs and expenses	26,963	27,241	278	1.0%
Operating earnings	3,889	3,689	200	5.4%
Operating margins	12.6%	11.9%
Our revenues were virtually flat in 2014 compared with 2013. Decreased U.S. Army spending continued to affect somewhat our Information Systems and Technology and Combat Systems groups. This was essentially offset by higher Aerospace and Marine Systems revenues due to increased aircraft deliveries and higher ship construction activity, respectively. Operating costs and expenses decreased more than revenues in 2014, resulting in increased operating earnings and margins. The decrease in operating costs and expenses in 2014 was due to improved performance in aircraft manufacturing and outfitting activities in the Aerospace group and significant cost reductions in the Information Systems and Technology group. The resulting consolidated operating margins of 12.6 percent were up 70 basis points over 2013, reflecting strong operating performance across all of our groups.
REVIEW OF 2013 VS. 2012

Year Ended December 31	2013	2012	Variance
Revenues	$30,930	$30,992	$(62)	(0.2)%
Operating costs and expenses	27,241	30,227	2,986	9.9%
Operating earnings	3,689	765	2,924	382.2%
Operating margins	11.9%	2.5%
While our revenues were essentially flat in 2013 compared with 2012, operating earnings and margins increased significantly in 2013. We experienced lower volume in our Combat Systems business as a result of decreased U.S. Army spending. This was largely offset by higher revenues in our Aerospace group from increased deliveries of G650 and G280 aircraft. Revenues increased slightly in our Marine Systems and Information Systems and Technology groups in 2013. Operating costs were significantly lower in 2013 due to several discrete charges taken in 2012, including a $2 billion goodwill impairment recorded in the Information Systems and Technology group. These charges are discussed in conjunction with our business groups’ operating results. Even absent the charges taken in 2012, operating costs were down in 2013, the effect of cost-reduction efforts and cost savings associated with restructuring activities.

REVIEW OF BUSINESS GROUPS

Year Ended December 31	2014		2013		2012
	Revenues	Operating Earnings	Revenues	Operating Earnings	Revenues	Operating Earnings
Aerospace	$8,649	$1,611	$8,118	$1,416	$6,912	$858
Combat Systems	5,732	862	5,832	908	7,471	595
Information Systems and Technology	9,159	785	10,268	795	10,017	(1,369)
Marine Systems	7,312	703	6,712	666	6,592	750
Corporate	—	(72)	—	(96)	—	(69)
	$30,852	$3,889	$30,930	$3,689	$30,992	$765
Following is a discussion of the operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed by specific lines of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the types of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the group’s results. Additional information regarding our business groups can be found in Note Q to the Consolidated Financial Statements in Item 8.
AEROSPACE
Review of 2014 vs. 2013

Year Ended December 31	2014	2013	Variance
Revenues	$8,649	$8,118	$531	6.5%
Operating earnings	1,611	1,416	195	13.8%
Operating margins	18.6%	17.4%
Gulfstream aircraft deliveries (in units):
Green	144	139	5	3.6%
Outfitted	150	144	6	4.2%
The increase in the Aerospace group’s revenues in 2014 consisted of the following:

Aircraft manufacturing, outfitting and completions	$605
Aircraft services	69
Pre-owned aircraft	(143)
Total increase	$531
Aircraft manufacturing, outfitting and completions revenues increased in 2014 primarily due to additional deliveries of large-cabin aircraft. Aircraft services activity was higher in 2014 due to growth in the number of aircraft in service and the resulting increased demand for maintenance work. We experienced reduced aircraft trade-in activity in 2014 leading to lower pre-owned aircraft sales. We had three pre-owned aircraft sales in 2014 compared to 11 in 2013.
The increase in the group’s operating earnings in 2014 consisted of the following:

Aircraft manufacturing, outfitting and completions	$279
Aircraft services	15
Pre-owned aircraft	5
G&A/other expenses	(104)
Total increase	$195
Aircraft manufacturing, outfitting and completions earnings grew in 2014 due to the increase in aircraft deliveries, as well as improved operating performance on our large- and mid-cabin aircraft production. Partially offsetting this increase was higher net R&D expenses associated with ongoing product-development efforts. As a result, the Aerospace group’s operating margins increased 120 basis points in 2014.
Review of 2013 vs. 2012

Year Ended December 31	2013	2012	Variance
Revenues	$8,118	$6,912	$1,206	17.4%
Operating earnings	1,416	858	558	65.0%
Operating margins	17.4%	12.4%
Gulfstream aircraft deliveries (in units):
Green	139	121	18	14.9%
Outfitted	144	94	50	53.2%
The Aerospace group’s revenues and earnings increased in 2013 primarily due to additional deliveries of G650 and G280 aircraft. Operating earnings also increased in 2013 due to a $191 impairment of Jet Aviation’s maintenance business intangible asset in 2012 as the business experienced an increasingly competitive marketplace.
2015 Outlook
We expect an increase of approximately 8 percent in the group’s revenues in 2015 compared with 2014 as a result of Gulfstream aircraft deliveries. Operating margins are expected to be around 18 percent, down somewhat from 2014 primarily due to higher net R&D expenses, aircraft manufacturing mix and more pre-owned aircraft sales.
COMBAT SYSTEMS
Review of 2014 vs. 2013

Year Ended December 31	2014	2013	Variance
Revenues	$5,732	$5,832	$(100)	(1.7)%
Operating earnings	862	908	(46)	(5.1)%
Operating margins	15.0%	15.6%
The change in the Combat Systems group’s revenues in 2014 consisted of the following:

U.S. military vehicles	$(663)
Weapons systems and munitions	(61)
International military vehicles	624
Total decrease	$(100)

U.S. military vehicle revenues were down in 2014 consistent with our expectations as a result of a decrease in U.S. Army spending as the Iraqi and Afghan conflicts wound down. This impacted our primary U.S. vehicle programs, including Stryker, Abrams, Buffalo and Mine Resistant, Ambush Protected (MRAP) vehicles. Revenues also decreased on the completed Ground Combat Vehicle (GCV) design and development program. Weapons systems and munitions volume decreased in 2014 primarily due to lower tank ammunition production for non-U.S. customers.
Revenues for international military vehicles were up significantly in 2014 as work commenced on a $10 billion international order received in the first quarter. Work on this order was somewhat offset by lower revenues on several other international contracts that are nearing completion.
The Combat Systems group's operating margins decreased 60 basis points in 2014 primarily due to a mix shift from more mature programs nearing completion to the start up of new programs. Somewhat offsetting this shift in contract mix, operating margins were up in our European and weapons systems businesses as a result of reduced overhead costs following restructuring activities completed in 2013 and early 2014.
Review of 2013 vs. 2012

Year Ended December 31	2013	2012	Variance
Revenues	$5,832	$7,471	$(1,639)	(21.9)%
Operating earnings	908	595	313	52.6%
Operating margins	15.6%	8.0%
In 2013, revenues were down across the Combat Systems group. Decreased U.S. Army spending, in part due to sequestration and a government shutdown, impacted U.S. military vehicle programs, including Stryker, Abrams and MRAP, and weapons systems and munitions programs.
The Combat Systems group’s operating earnings and margins increased significantly in 2013 despite the reduced revenues due to the negative impact of three discrete charges in 2012 in our European Land Systems business:

•	$292 for contract dispute accruals, primarily related to the termination of a contract to provide Pandur vehicles for Portugal ($169 of this amount was recorded as a reduction of revenues);

•	$98 of restructuring-related charges, primarily severance, for activities associated with eliminating excess capacity; and

•	$67 of out-of-period adjustments recorded in the first quarter of 2012 ($48 of this amount was recorded as a reduction of revenues).
These charges reduced the group’s 2012 operating margins approximately 570 basis points. Operating earnings and margins increased in 2013 due to strong operating performance across our U.S. businesses and the favorable impact of cost savings associated with restructuring activities in our European military vehicles business.
2015 Outlook
We expect the Combat Systems group’s revenues and margins in 2015 to be consistent with 2014 as growth on our international military vehicle contracts offsets some scheduled reductions in spending on a few U.S. military production programs.

INFORMATION SYSTEMS AND TECHNOLOGY
Review of 2014 vs. 2013

Year Ended December 31	2014	2013	Variance
Revenues	$9,159	$10,268	$(1,109)	(10.8)%
Operating earnings	785	795	(10)	(1.3)%
Operating margins	8.6%	7.7%
The Information Systems and Technology group’s revenues in 2014 were lower than 2013, though higher than our initial expectations. The decrease from the prior year consisted of the following:

Mobile communication systems	$(886)
Information technology (IT) solutions and mission support services	(185)
Intelligence, surveillance and reconnaissance (ISR) solutions	(38)
Total decrease	$(1,109)
Revenues decreased nearly 25 percent in the mobile communication systems business in 2014 primarily as a result of lower U.S. Army spending on certain programs, including the Handheld, Manpack and Small Form Fit (HMS) radio, Warfighter Information Network-Tactical (WIN-T) and Common Hardware Systems-4 (CHS-4) programs. Revenues decreased in 2014 in our IT services business due to lower volume on several programs, including our commercial wireless work. This decrease was partially offset by increased contact-center services work under our contract with the Centers for Medicare & Medicaid Services. Revenues were essentially flat in our ISR business.
Despite the revenue decline, the group's operating margins increased 90 basis points in 2014, the result of solid operating performance and ongoing cost-reduction efforts across all our lines of business. As part of these efforts, we consolidated two businesses in the group effective in January of 2015 in an effort to be more efficient and responsive to our customers.
Review of 2013 vs. 2012

Year Ended December 31	2013	2012	Variance
Revenues	$10,268	$10,017	$251	2.5%
Operating earnings (loss)	795	(1,369)	2,164	(158.1)%
Operating margins	7.7%	(13.7)%
The Information Systems and Technology group’s revenues increased in 2013 compared with 2012 as higher volume in the mobile communication systems and IT services businesses was partially offset by decreased revenues in the ISR business. Revenues increased in 2013 in the mobile communication systems business due to higher volume on programs that received production awards in late 2012 or 2013, including WIN-T, HMS and CHS-4. In the IT services business, revenues were up as we worked to meet commercial wireless customers’ accelerated schedules and commenced work on the contact-center services contract discussed above. Revenues decreased in 2013 across the ISR business driven by lower U.S. defense spending and a slower-than-expected transition to related follow-on work.
The Information Systems and Technology group’s operating earnings and margins increased in 2013 driven by the negative impact of four discrete charges in 2012:

•
$2 billion goodwill impairment resulting from slowed defense spending and the threat of sequestration, coupled with margin compression due to a shift in the group’s contract mix impacting projected cash flows;

•	$110 of intangible asset impairments on several assets in our optical products business as a result of competitive losses and delays indicative of lower overall demand caused by the economic downturn;

•	$58 write-down of substantially all of the remaining ruggedized hardware inventory based on anticipated remaining demand for products that ceased production in 2012; and

•	$26 for cost growth associated with the demonstration phase of the U.K. Specialist Vehicle (SV) program.
Excluding these charges, operating margins decreased slightly in 2013 primarily due to growth in the lower-margin IT services business and performance challenges in the group’s U.K. business. Management of the U.K. business was consolidated into our North American mobile communication systems business in 2013.
2015 Outlook
We expect 2015 revenues in the Information Systems and Technology group to decrease approximately 5.5 percent from 2014 as some of 2014’s anticipated revenue reduction flows into 2015. Operating margins are expected to improve again to slightly more than 9 percent.
MARINE SYSTEMS
Review of 2014 vs. 2013

Year Ended December 31	2014	2013	Variance
Revenues	$7,312	$6,712	$600	8.9%
Operating earnings	703	666	37	5.6%
Operating margins	9.6%	9.9%
The increase in the Marine Systems group’s revenues in 2014 consisted of the following:

Navy ship construction	$444
Navy ship engineering, repair and other services	(121)
Commercial ship construction	277
Total increase	$600
The group’s U.S. Navy ship construction programs include Virginia-class submarines, DDG-1000 and DDG-51 destroyers, and Mobile Landing Platform (MLP) auxiliary support ships. The increase in Navy ship construction revenues in 2014 is primarily due to higher volume on the Virginia-class program, including long-lead materials for the Block IV contract, which was awarded in the second quarter of 2014. This increase was partially offset by lower volume on the MLP program, as two of the four ships under contract have been delivered. Revenues for Navy engineering, repair and other services decreased in 2014 primarily due to lower spending by the Navy on submarine-related overhaul and repair services. Commercial ship construction revenues increased in 2014 as work ramped up on the group's construction of Jones Act ships. All 10 commercial ships under contract are expected to be at various stages of construction by the end of 2015.
Operating margins decreased 30 basis points in 2014 primarily due to a shift in contract mix as work on the Block IV Virginia-class and Jones Act commercial ship contracts ramped up, volume decreased on mature contracts, including MLP and Blocks II and III of the Virginia-class program, and construction progressed on the first of the three DDG-1000 ships and two of the DDG-51 ships in the Navy’s restart of the program.
Review of 2013 vs. 2012

Year Ended December 31	2013	2012	Variance
Revenues	$6,712	$6,592	$120	1.8%
Operating earnings	666	750	(84)	(11.2)%
Operating margins	9.9%	11.4%
The Marine Systems group’s revenues increased in 2013 compared with 2012 as lower ship construction revenues were offset by higher revenues from engineering and repair programs for the Navy and commercial ship construction. The decrease in 2013 construction revenues was due to the completion of the T-AKE combat-logistics ship program in late 2012. However, this decrease was partially offset by higher revenues on the Virginia-class program, primarily due to long-lead materials for the Block IV contract. Revenues were higher on Navy engineering and repair programs in 2013 due to increased submarine overhaul and repair work. Commercial ship construction revenues increased as work commenced on contracts for Jones Act ships secured in late 2012 and 2013. Operating earnings and margins decreased in 2013 due to the completion of the mature, higher-margin T-AKE program in 2012.
2015 Outlook
We expect the Marine Systems group’s 2015 revenues to increase 2 to 2.5 percent from 2014, primarily due to higher revenues on the Virginia-class program. Operating margins are expected to remain in the mid-9 percent range.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate operating costs totaled $72 in 2014, $96 in 2013 and $69 in 2012. We expect Corporate operating costs in 2015 of approximately $65 to $70.

OTHER INFORMATION
PRODUCT AND SERVICE REVENUES AND OPERATING COSTS
Review of 2014 vs. 2013

Year Ended December 31	2014	2013	Variance
Revenues:
Products	$19,564	$19,100	$464	2.4%
Services	11,288	11,830	(542)	(4.6)%

Operating Costs:
Products	$15,335	$15,065	$270	1.8%
Services	9,644	10,137	(493)	(4.9)%
The increase in product revenues in 2014 consisted of the following:

Ship construction	$626
Aircraft manufacturing and outfitting	619
Mobile communication products	(536)
Pre-owned aircraft	(143)
Other, net	(102)
Total increase	$464
Aircraft manufacturing and outfitting revenues increased in 2014 due to additional deliveries of large-cabin aircraft. Ship construction revenues increased due to higher volume on the Virginia-class submarine program and commercial Jones Act ships. Offsetting these increases, lower U.S. Army spending negatively impacted revenues from mobile communication products. Pre-owned aircraft sales were down as there were fewer aircraft trade-ins and resulting sales in 2014.
Despite the 2.4 percent increase in product revenues, product operating costs rose only 1.8 percent compared with 2013 due to strong operating performance. The majority of the change in product operating costs was due to volume, although costs in 2014 were affected by other changes, including higher net R&D expenses in the Aerospace group associated with ongoing product-development efforts. No other changes were individually significant.

Primary changes due to volume:
Ship construction	$514
Aircraft manufacturing and outfitting	357
Mobile communication products	(504)
Pre-owned aircraft	(148)
219
Other changes, net	51
Total increase	$270
The decrease in service revenues in 2014 consisted of the following:

Military vehicle services	$(194)
Mobile communication support services	(191)
IT services	(155)
Other, net	(2)
Total decrease	$(542)
Military vehicle and mobile communication support services revenues were lower due to decreased U.S. Army spending, while IT services revenues decreased due to reduced commercial wireless work.
Service operating costs were lower in 2014 compared with 2013. As shown below, the decrease in service operating costs was due to lower volume. No other changes were individually significant.

Primary changes due to volume:
Military vehicle services	$(144)
Mobile communication support services	(200)
IT services	(102)
(446)
Other changes, net	(47)
Total decrease	$(493)
Review of 2013 vs. 2012

Year Ended December 31	2013	2012	Variance
Revenues:
Products	$19,100	$19,264	$(164)	(0.9)%
Services	11,830	11,728	102	0.9%

Operating Costs:
Products	$15,065	$15,830	$(765)	(4.8)%
Services	10,137	10,182	(45)	(0.4)%
The decrease in product revenues in 2013 consisted of the following:

Military vehicle production	$(1,218)
Aircraft manufacturing and outfitting	1,123
Other, net	(69)
Total decrease	$(164)
In 2013, military vehicle production revenues decreased on several programs, including the Stryker, Abrams and MRAP programs. Offsetting these decreases, aircraft manufacturing and outfitting revenues increased due to additional deliveries of the G650 and G280 aircraft.
Product operating costs were lower in 2013 compared with 2012. Discrete charges totaling $289 in 2012 in the Combat Systems and Information Systems and Technology business groups included $110 of intangible asset impairments on several assets in our optical products business, $89 related to the termination of a contract to provide Pandur vehicles to the Portuguese government, $58 of ruggedized hardware inventory write-downs for products that ceased production in 2012, and $32 for cost growth associated with the demonstration phase of the SV program for the U.K. Ministry of Defence. Excluding these charges, the decrease in product operating costs was primarily due to lower volume. No other changes were individually significant.

Primary changes due to volume:
Military vehicle production	$(1,180)
Aircraft manufacturing and outfitting	864
(316)
2012 discrete charges	(289)
Other changes, net	(160)
Total decrease	$(765)
The increase in service revenues in 2013 consisted of the following:

Ship engineering and repair	$178
Other, net	(76)
Total increase	$102
Ship engineering and repair revenues increased in 2013 due to submarine overhaul and repair work.
Service operating costs were lower in 2013 compared with 2012. While ship engineering and repair cost volume increased, this was offset by the intangible asset impairment in 2012 in Jet Aviation’s maintenance business. No other changes were individually significant.

Ship engineering and repair volume	$163
2012 intangible asset impairment	(191)
Other changes, net	(17)
Total decrease	$(45)
GOODWILL IMPAIRMENT
In 2012, we recorded a $2 billion goodwill impairment in the Information Systems and Technology group discussed in conjunction with the business group’s operating results.
G&A EXPENSES
As a percentage of revenues, G&A expenses were 6.4 percent in 2014, 6.6 percent in 2013 and 7.2 percent in 2012. We expect G&A expenses in 2015 to be generally consistent with 2014.
INTEREST, NET
Net interest expense was $86 in 2014 and 2013 and $156 in 2012. The decrease in interest expense in 2013 results from our debt refinancing completed in December 2012. See Note J to the Consolidated Financial Statements in Item 8 for additional information regarding our debt obligations. We expect full-year 2015 net interest expense to be $82.

OTHER, NET
In 2012, other expenses included a $123 loss on the redemption of debt associated with the refinancing discussed above.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 29.7 percent in 2014, 31.2 percent in 2013 and 180.5 percent in 2012. The decrease in the effective tax rate in 2014 was primarily due to increased income from international operations and utilization of foreign tax credits. The atypically high tax rate in 2012 was driven by the largely non-deductible goodwill impairment recorded in the Information Systems and Technology group and, to a lesser extent, the establishment of valuation allowances related to deferred tax assets in our non-U.S. operations. For further discussion and a reconciliation of our effective tax rate from the statutory federal rate, see Note E to the Consolidated Financial Statements in Item 8. We anticipate the full-year effective tax rate to be approximately 30.5 percent in 2015.
DISCONTINUED OPERATIONS, NET OF TAX
In 2014, we entered into an agreement to sell our axle business in the Combat Systems group and recognized a $146 loss, net of tax (the sale was completed in January 2015). In 2013, we recognized a $129 loss, net of tax, from the settlement of our litigation with the U.S. Navy related to the terminated A-12 contract in the company’s discontinued tactical military aircraft business. See Note A to the Consolidated Financial Statements in Item 8 for further discussion of these transactions.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $72.4 billion at the end of 2014, nearly 60 percent higher than the prior-year amount of $45.9 billion. On December 31, 2014, our estimated potential contract value was $26.7 billion compared to $27.6 billion at the end of 2013. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $99.1 billion on December 31, 2014, our highest year-end balance ever.
Estimated potential contract value includes work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts. IDIQ contracts provide customers with flexibility when they have not defined the exact timing and quantity of deliveries or services that will be required at the time the contract is executed. Contract options in our defense business represent agreements to perform additional work under existing contracts at the election of the customer. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value. We recognize options in backlog when the customer exercises the option and establishes a firm order.

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace group ended 2014 with backlog of $13.2 billion, compared with $13.9 billion at year-end 2013.
Orders were up more than 15 percent compared to 2013 and included strong demand across our product portfolio. Our backlog included orders for an all-new family of business jets introduced in 2014, the G500 and G600 aircraft, designed to optimize speed, cabin comfort, efficiency and industry-leading safety technologies. The aircraft are expected to enter into service in 2018 and 2019, respectively, following type certification from the U.S. Federal Aviation Administration and European Aviation Safety Agency.
Despite strong orders in 2014, the group’s backlog has declined in recent years as G650 production has ramped up to fulfill the substantial orders we received upon introduction of the aircraft in 2008. We have approximately three years of backlog for the G650. We expect backlog to continue to decrease over the next several years as the time period between customer order and delivery of the G650 aircraft normalizes. At that time, we expect order activity to more closely match deliveries.
Estimated potential contract value in the Aerospace group primarily represents options to purchase new aircraft and long-term agreements with fleet customers. Estimated potential contract value of $2.7 billion on December 31, 2014, increased more than 60 percent from $1.7 billion at year-end 2013. The increase is largely due to new multi-aircraft agreements in 2014 that include options for several Gulfstream aircraft models.
Demand for Gulfstream aircraft remains strong across customer types and geographic regions, generating orders from public and private companies, individuals and governments around the world.

Geographically, non-U.S. customers represented approximately 60 percent of the group’s backlog on December 31, 2014.

DEFENSE GROUPS
The total backlog in our defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by non-U.S. customers that are similarly approved and funded by their governments. We have included in total backlog firm contracts at the amounts we believe are likely to receive funding but there is no guarantee that future budgets and appropriations will provide funding for a given program.
Total backlog in our defense groups was $59.2 billion on December 31, 2014, up more than 85 percent from $31.9 billion at the end of 2013 due to major awards received in 2014 in our Combat Systems and Marine Systems groups detailed below. Estimated potential contract value was $23.9 billion on December 31, 2014, compared to $25.9 billion at year-end 2013.
COMBAT SYSTEMS
Combat Systems’ total backlog was $19.8 billion at the end of 2014, tripling the year-end 2013 backlog of $6.6 billion. Growth in the group’s backlog was primarily due to two major contract awards received in 2014, a $5.9 billion award from the U.K. Ministry of Defence to deliver Specialist Vehicle (SV) platforms to the British Army between 2017 and 2024, and a $10 billion award to provide wheeled armored vehicles, training and support services to an international customer through 2028. The wheeled vehicle contract also provides for an additional potential $3 billion of vehicles and services.
The Combat Systems group has several other significant non-U.S. military vehicle production contracts in backlog, including:

•	$515 for light armored vehicles (LAVs) for various international customers, including $230 for the upgrade and modernization of LAV III combat vehicles for the Canadian Army;

•	$130 for Pizarro Advanced Infantry Fighting Vehicles scheduled for delivery to the Spanish Army through 2018; and

•	$110 for the production of Eagle vehicles for Germany and Duro vehicles for Switzerland.
The Army’s Stryker wheeled combat vehicle program represented $780 of the group’s backlog on December 31, 2014, with vehicles scheduled for delivery through 2016. The group received $460 of Stryker orders in 2014, including awards for double-V-hulled vehicles, contractor logistics support and engineering services. The group’s backlog on December 31, 2014, included $540 for M1 Abrams main battle tank modernization and upgrade programs for the Army and U.S. allies around the world, including $105 for M1A2 tanks for the Kingdom of Saudi Arabia.
The Combat Systems group’s backlog on December 31, 2014, also included $2.2 billion for multiple weapons systems and munitions programs.
Combat Systems’ estimated potential contract value was $5.5 billion on December 31, 2014, up more than 50 percent since year-end 2013 primarily due to the international wheeled vehicle contract discussed previously.
INFORMATION SYSTEMS AND TECHNOLOGY
Unlike our other defense businesses, the Information Systems and Technology group’s backlog consists of thousands of contracts and is reconstituted each year with new programs and task order awards. The group’s total backlog was $8.6 billion at the end of 2014, up slightly from $8.5 billion at year-end 2013. This amount does not include $16.1 billion of estimated potential contract value associated with its anticipated share of IDIQ contracts and unexercised options. In 2014, funding under IDIQ contracts and options contributed nearly $4 billion to the group’s orders.
The group received a number of significant contract awards in 2014, including the following:

•	$645 to extend the period of performance for support on the Canadian Maritime Helicopter Project (MHP);

•	$210 for the U.K.’s Bowman tactical communication system for long-term support and capability upgrades;

•	$335 from the Army for ruggedized computing equipment under the CHS-4 program. $655 of estimated potential contract value remains under this IDIQ contract;

•
$165 from Austal USA for combat and seaframe control systems for two Littoral Combat Ships for the U.S. Navy, bringing the value in backlog to $350. Options to provide these naval control systems for two additional ships will be reported in backlog when they are exercised; and

•	$180 from the U.S. Department of State to provide supply chain management services.
Backlog at year-end 2014 also included the following key programs:

•	$495 for contact-center services for the Centers for Medicare & Medicaid Services, including the 1-800-MEDICARE program;

•
$390 of support and modernization work for the intelligence community, the DoD and the Department of Homeland Security, including the St. Elizabeths campus, New Campus East and NETCENTS infrastructure programs; and

•	$305 for the WIN-T mobile communications network program. The group has an additional $380 of estimated potential contract value associated with this program awarded as an IDIQ contract.
MARINE SYSTEMS
The Marine Systems group’s backlog consists of long-term submarine and ship construction programs, as well as numerous engineering and repair contracts. Backlog increased more than 80 percent from $16.9 billion at the end of 2013 to $30.8 billion on December 31, 2014.
The Virginia-class submarine program was the company’s largest program in 2014 and the largest contract in the company’s backlog. In 2014, we received a contract for the construction of 10 submarines in Block IV of the program. The group’s backlog at year end included $21 billion for 17 Virginia-class submarines scheduled for delivery through 2023.
Navy destroyer programs represented $4.6 billion of the group’s backlog at year-end 2014. We currently have construction contracts for seven DDG-51 destroyers, including one awarded in 2014, scheduled for delivery through 2022. Backlog at year end also included three ships under the DDG-1000 program scheduled for delivery through 2019.
The Marine Systems group’s backlog on December 31, 2014, included $560 for construction of MLP ships. The group has delivered the first two ships in this program, and received a $500 award in 2014 for procurement of a fourth ship. Construction is underway on the two additional ships, scheduled for delivery in 2015 and 2018. The third and fourth ships are configured as Afloat Forward Staging Bases (AFSB).
The year-end backlog also included $880 for 10 liquefied natural gas (LNG)-powered and LNG-conversion-ready Jones Act ships for commercial customers scheduled for delivery through 2017.
Complementing these ship construction programs, engineering services represented approximately $2 billion of the Marine Systems group’s backlog on December 31, 2014, including $1.4 billion for design and development efforts on the Ohio-class submarine replacement program. Additionally, year-end backlog for maintenance, repair and other services totaled $1.7 billion.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We place a strong emphasis on cash flow generation. This focus gives us the flexibility for capital deployment while preserving a strong balance sheet to position us for future opportunities. The $9.4 billion of cash generated by operating activities over the past three years was deployed to repurchase our common stock, pay dividends and fund capital expenditures. Our net cash position, defined as cash and equivalents and marketable securities less debt, was $1 billion at year-end 2014, down $415 from the end of 2013.
Our cash balances are invested primarily in time deposits from highly rated banks and commercial paper rated A1/P1 or higher. On December 31, 2014, $1.9 billion of our cash was held by non-U.S. operations. Should this cash be repatriated, it generally would be subject to U.S. federal income tax but would generate offsetting foreign tax credits.

Year Ended December 31	2014	2013	2012
Net cash provided by operating activities	$3,728	$3,111	$2,606
Net cash used by investing activities	(1,102)	(363)	(642)
Net cash used by financing activities	(3,575)	(725)	(1,382)
Net cash provided (used) by discontinued operations	36	(18)	65
Net (decrease) increase in cash and equivalents	(913)	2,005	647
Cash and equivalents at beginning of year	5,301	3,296	2,649
Cash and equivalents at end of year	4,388	5,301	3,296
Marketable securities	500	—	—
Short- and long-term debt	(3,911)	(3,909)	(3,909)
Net cash (debt)	$977	$1,392	$(613)
Debt-to-equity (a)	33.1%	27.0%	34.3%
Debt-to-capital (b)	24.8%	21.2%	25.6%

(a)	Debt-to-equity ratio is calculated as total debt divided by total equity.

(b)	Debt-to-capital ratio is calculated as total debt divided by the sum of total debt plus total equity.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities for each of the past three years, as classified on the Consolidated Statements of Cash Flows in Item 8.
OPERATING ACTIVITIES
We generated cash from operating activities of $3.7 billion in 2014, $3.1 billion in 2013 and $2.6 billion in 2012. In all three years, the primary driver of cash flows was net earnings (loss) after removing the impact of non-cash charges. Operating cash flows in 2014 included significant customer deposits related to a large non-U.S. contract awarded in our Combat Systems group. As these deposits are utilized to fund supplier commitments on the program, we expect operating cash flows to be less. Operating cash flows in

2013 benefited from reductions in operating working capital, primarily in our Marine Systems group where deposits were received for commercial ship orders.
INVESTING ACTIVITIES
We used $1.1 billion in 2014, $363 in 2013 and $642 in 2012 for investing activities. The primary uses of cash for investing activities were capital expenditures and purchases of marketable securities.
Capital Expenditures. Capital expenditures were $521 in 2014, $436 in 2013 and 2012. We expect capital expenditures of approximately 2 percent of revenues in 2015.
Marketable Securities. In 2014, we purchased $500 of short-term held-to-maturity securities. Other net purchases, sales and maturities of marketable securities in all three years were not material.
Other, Net. Investing activities also include proceeds from the sale of assets and cash paid for business acquisitions. We completed one acquisition in 2014, no acquisitions in 2013 and seven acquisitions in 2012 for $444. We used cash on hand to fund these acquisitions. See Note B to the Consolidated Financial Statements in Item 8 for further discussion of acquisition activity.
FINANCING ACTIVITIES
We used $3.6 billion in 2014, $725 in 2013 and $1.4 billion in 2012 for financing activities. Our financing activities include repurchases of common stock, payment of dividends and debt issuances and repayments. Net cash from financing activities also included proceeds received from stock option exercises.
Share Repurchases. We repurchased 29 million of our outstanding shares in 2014 (11.4 million of the shares were repurchased under an accelerated share repurchase program), 9.4 million shares in 2013 and 9.1 million shares in 2012. As a result, we have reduced our shares outstanding by approximately 7 percent since the end of 2011. On December 31, 2014, 2.4 million shares remain authorized by our board of directors for repurchase, less than 1 percent of our total shares outstanding.
Dividends. On March 5, 2014, our board of directors declared an increased quarterly dividend of $0.62 per share, the 17th consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.56 per share in March 2013 and $0.51 per share in March 2012. We did not pay any dividends in the first three months of 2013 because we made our first quarter dividend payment in December 2012.
Debt Proceeds, Net. In 2012, we issued $2.4 billion of fixed-rate notes and used the proceeds to redeem, prior to maturity, an equal amount of fixed-rate notes with higher interest rates.
In January 2015, we repaid $500 of fixed-rate notes on their scheduled maturity date with the proceeds from maturing marketable securities purchased in 2014 (see discussion above). We have no additional material repayments of long-term debt scheduled until 2016. See Note J to the Consolidated Financial Statements in Item 8 for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
We ended 2014 with no commercial paper outstanding. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2016 and a $1 billion facility expiring in July 2018. These facilities provide backup liquidity to our commercial paper program.

NON-GAAP MANAGEMENT METRICS

We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. As described below, we use free cash flow and return on invested capital (ROIC) to measure our performance in these areas. While we believe these metrics provide useful information, they are not defined operating measures under U.S. generally accepted accounting principles (GAAP), and there are limitations associated with their use. Our calculation of these metrics may not be completely comparable to similarly titled measures of other companies due to potential differences in the method of calculation. As a result, the use of these metrics should not be considered in isolation from, or as a substitute for, other GAAP measures.
Free Cash Flow. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for shareholders because it portrays our ability to generate cash from our core businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the Consolidated Statements of Cash Flows:

Year Ended December 31	2014	2013	2012	2011	2010
Net cash provided by operating activities	$3,728	$3,111	$2,606	$3,150	$2,946
Capital expenditures	(521)	(436)	(436)	(445)	(351)
Free cash flow from operations	$3,207	$2,675	$2,170	$2,705	$2,595
Cash flow as a percentage of earnings from continuing operations:
Net cash provided by operating activities	139%	125%	NM*	126%	115%
Free cash flow from operations	120%	108%	NM*	108%	101%
* Not meaningful (NM) due to net loss in 2012.
Return on Invested Capital. We believe ROIC is a useful measure for shareholders because it reflects our ability to generate returns from the capital we have deployed in our operations. We use ROIC to evaluate investment decisions and as a performance measure in evaluating management. We define ROIC as net operating profit after taxes divided by average invested capital. Net operating profit after taxes is defined as earnings from continuing operations plus after-tax interest and amortization expense. Average invested capital is defined as the sum of the average debt and shareholders’ equity for the year. ROIC excludes accumulated other comprehensive loss, goodwill impairments and non-economic accounting changes as they are not reflective of our operating performance. Prior-year amounts have been adjusted for comparative purposes to reflect our current definition.
ROIC is calculated as follows:

Year Ended December 31	2014	2013	2012*	2011	2010
Earnings from continuing operations	$2,673	$2,486	$1,414	$2,500	$2,567
After-tax interest expense	67	67	109	101	109
After-tax amortization expense	79	93	139	141	135
Net operating profit after taxes	$2,819	$2,646	$1,662	$2,742	$2,811
Average invested capital	$18,692	$18,764	$19,899	$18,608	$17,844
Return on invested capital	15.1%	14.1%	8.4%	14.7%	15.8%
*2012 loss from continuing operations of ($381) has been adjusted for $1,994 goodwill impairment and associated $199 tax benefit. 2012 shareholders’ equity, a component of average invested capital, has been similarly adjusted.

ADDITIONAL FINANCIAL INFORMATION
OFF-BALANCE SHEET ARRANGEMENTS
On December 31, 2014, other than operating leases, we had no material off-balance sheet arrangements.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables present information about our contractual obligations and commercial commitments on December 31, 2014:

		Payments Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (a)	$4,771	$586	$1,549	$122	$2,514
Capital lease obligations	31	2	4	4	21
Operating leases	1,078	210	313	172	383
Purchase obligations (b)	31,121	9,482	12,090	5,757	3,792
Other long-term liabilities (c)	19,358	3,554	2,330	1,705	11,769
	$56,359	$13,834	$16,286	$7,760	$18,479
(a)Includes scheduled interest payments. See Note J to the Consolidated Financial Statements in Item 8 for a discussion of long-term debt.
(b)Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $24.6 billion of purchase obligations for products and services to be delivered under firm government contracts under which we expect full recourse under normal contract termination clauses.
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

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Letters of credit and guarantees*	$1,032	$454	$225	$131	$222
Trade-in options*	63	—	63	—	—
	$1,095	$454	$288	$131	$222
* See Note N to the Consolidated Financial Statements in Item 8 for a discussion of letters of credit and aircraft trade-in options.

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. We include in our contract estimates additional revenues for submitted contract modifications or claims against the customer when the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include award or incentive fees in the estimated contract value when there is a basis to reasonably estimate the amount of the fee. Estimates of award or incentive fees are based on historical award experience and anticipated performance. These estimates are based on our best judgment at the time. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review our performance monthly and update our contract-related estimates at least annually and often quarterly, as well as when required by specific events and circumstances.
We recognize changes in the estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. We use this method because we believe the majority of factors that typically result in changes in estimates on our long-term contracts affect the period in which the change is identified and future periods. These changes generally reflect our current expectations as to future performance and, therefore, the reallocation method is the method that best matches our profits to the periods in which they are earned. Most government contractors recognize the impact of a change in estimated profit immediately under the cumulative catch-up method. The impact on operating earnings in the period the change is identified is generally lower under the reallocation method as compared to the cumulative catch-up method. The net increase in our operating earnings (and on a per-share basis) from the impact of revisions in contract estimates totaled favorable changes in estimate of $184 ($0.35) in 2014, $351 ($0.65) in 2013 and $180 ($0.33) in 2012. The 2013 impact of changes in estimate was higher as a result of numerous programs that neared completion in the Combat Systems group. No revisions on any one contract were material to our Consolidated Financial Statements in 2014.
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
The required adoption of the ASU in 2017 will preclude our use of the reallocation method of recognizing revisions in estimated profit on contracts discussed above. As changes in estimated profit will be recognized in the period they are identified (cumulative catch-up method), rather than prospectively over the remaining contract term, we expect that the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
Goodwill and Intangible Assets. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process that requires a significant level of estimation and use of judgment by management, particularly the estimate of the fair value of our reporting units. We estimate the fair value of our reporting units primarily based on the discounted projected cash flows of the underlying operations. This requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business, the appropriate risk-adjusted interest rate used to discount the projected cash flows, and terminal value growth and earnings rates applied to the final year of projected cash flows. Due to the variables inherent in our estimates of fair value, differences in assumptions may have a material effect on the result of our impairment analysis. To assess the reasonableness of our discounted projected cash flows, we compare the sum of our reporting units’ fair value to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). We evaluate the reasonableness of this control premium by comparing it to control premiums for recent comparable market transactions.
We completed the required annual goodwill impairment test as of December 31, 2014. The first step of the goodwill impairment test compares the fair value of our reporting units to their carrying values. Our reporting units are consistent with our business groups. The estimated fair values for each of our reporting units were well in excess of their respective carrying values as of December 31, 2014. In our Information Systems and Technology reporting unit (for which we recorded a $2 billion goodwill impairment in 2012), this excess increased from 2013 as there was an improvement in the fair value and a decrease in the carrying value of the reporting unit.

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
Deferred Contract Costs. Certain costs incurred in the performance of our government contracts are recorded under GAAP but are not allocable currently to contracts. Such costs include a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally after they are paid. We have elected to defer (or inventory) these costs in contracts in process until they can be allocated to contracts. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. We regularly assess the probability of recovery of these costs. This assessment requires that we make assumptions about future contract costs, the extent of cost recovery under our contracts and the amount of future contract activity. These estimates are based on our best judgment. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.
Retirement Plans. Our defined-benefit pension and other post-retirement benefit costs and obligations depend on several assumptions and estimates. The key assumptions include interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. We determine the discount rate used each year based on the rate of return currently available on a portfolio of high-quality fixed-income investments with a maturity that is consistent with the projected benefit payout period. We determine the long-term rate of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy.
In 2014, we adopted updated mortality tables published by the Society of Actuaries that predict increasing life expectancies in the United States. Additionally, we updated several other assumptions to align them with historical experience, including rates of retirement and cost of living increases. The impact of these changes was a net increase of $566 and $28 in the benefit obligations of our pension and other post-retirement benefit plans, respectively, on December 31, 2014.
These estimates are based on our best judgment, including consideration of current and future market conditions. In the event any of the assumptions change, pension and post-retirement benefit cost could increase or decrease. For further discussion, including the impact of hypothetical changes in the discount rate and expected long-term rate of return on plan assets, see Note P to the Consolidated Financial Statements in Item 8.
As discussed under Deferred Contract Costs, our contractual arrangements with the U.S. government provide for the recovery of benefit costs for our government retirement plans. We have elected to defer recognition of the benefit costs that cannot currently be allocated to contracts to provide a better matching of revenues and expenses. Accordingly, the impact on the retirement benefit cost for these plans that results from annual changes in assumptions does not impact our earnings.

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
Foreign Currency. We had notional forward foreign exchange contracts outstanding of $9.1 billion on December 31, 2014, and $1.7 billion on December 31, 2013. The increase in 2014 is due to significant international contract awards. A 10 percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have resulted in the following hypothetical, incremental pretax losses:

	2014	2013
Recognized	$(25)	$(51)
Unrecognized	(823)	(40)
This exchange-rate sensitivity relates primarily to changes in the U.S. dollar/Canadian dollar, euro/Canadian dollar and euro/British pound exchange rates. While the hypothetical pretax losses in the table above have increased significantly from 2013, we do not believe this represents a meaningful increase in our risk profile as these losses would continue to be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these forward contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Risk. Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. On December 31, 2014, we had $3.9 billion par value of fixed-rate debt and no commercial paper outstanding. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10 percent unfavorable interest rate movement would not have a material impact on the fair value of our debt obligations.
Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2014, we held $4.4 billion in cash and equivalents and $500 of marketable securities reported in other current assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2014	2013	2012
Revenues:
Products	$19,564	$19,100	$19,264
Services	11,288	11,830	11,728
	30,852	30,930	30,992
Operating costs and expenses:
Products	15,335	15,065	15,830
Services	9,644	10,137	10,182
Goodwill impairment	—	—	1,994
General and administrative (G&A)	1,984	2,039	2,221
	26,963	27,241	30,227
Operating earnings	3,889	3,689	765
Interest, net	(86)	(86)	(156)
Other, net	(1)	8	(136)
Earnings from continuing operations before income tax	3,802	3,611	473
Provision for income tax, net	1,129	1,125	854
Earnings (loss) from continuing operations	2,673	2,486	(381)
Discontinued operations, net of tax of ($16) in 2014, ($73) in 2013, and $19 in 2012	(140)	(129)	49
Net earnings (loss)	$2,533	$2,357	$(332)

Earnings (loss) per share
Basic:
Continuing operations	$7.97	$7.09	$(1.08)
Discontinued operations	(0.41)	(0.37)	0.14
Net earnings (loss)	$7.56	$6.72	$(0.94)
Diluted:
Continuing operations	$7.83	$7.03	$(1.08)
Discontinued operations	(0.41)	(0.36)	0.14
Net earnings (loss)	$7.42	$6.67	$(0.94)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Net earnings (loss)	$2,533	$2,357	$(332)
(Losses) gains on cash flow hedges	(279)	3	(23)
Unrealized gains on securities	10	12	6
Foreign currency translation adjustments	(436)	(118)	141
Change in retirement plans’ funded status	(1,745)	2,595	(1,149)
Other comprehensive (loss) income, pretax	(2,450)	2,492	(1,025)
(Benefit) provision for income tax, net	(703)	902	(562)
Other comprehensive (loss) income, net of tax	(1,747)	1,590	(463)
Comprehensive income (loss)	$786	$3,947	$(795)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

	December 31
(Dollars in millions)	2014	2013
ASSETS
Current assets:
Cash and equivalents	$4,388	$5,301
Accounts receivable	4,050	4,370
Contracts in process	4,591	4,780
Inventories	3,221	2,890
Other current assets	1,157	821
Total current assets	17,407	18,162
Noncurrent assets:
Property, plant and equipment, net	3,329	3,359
Intangible assets, net	912	1,044
Goodwill	11,731	11,932
Other assets	1,976	997
Total noncurrent assets	17,948	17,332
Total assets	$35,355	$35,494

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$501	$1
Accounts payable	2,057	2,216
Customer advances and deposits	7,335	6,584
Other current liabilities	3,858	3,458
Total current liabilities	13,751	12,259
Noncurrent liabilities:
Long-term debt	3,410	3,908
Other liabilities	6,365	4,826
Commitments and contingencies (see Note N)
Total noncurrent liabilities	9,775	8,734
Shareholders’ equity:
Common stock	482	482
Surplus	2,548	2,226
Retained earnings	21,127	19,428
Treasury stock	(9,396)	(6,450)
Accumulated other comprehensive loss	(2,932)	(1,185)
Total shareholders’ equity	11,829	14,501
Total liabilities and shareholders’ equity	$35,355	$35,494
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2014	2013	2012
Cash flows from operating activities - continuing operations:
Net earnings (loss)	$2,533	$2,357	$(332)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	375	382	376
Amortization of intangible assets	121	143	214
Goodwill and intangible asset impairments	—	—	2,295
Stock-based compensation expense	128	120	114
Excess tax benefit from stock-based compensation	(83)	(23)	(29)
Deferred income tax (benefit) provision	136	115	(144)
Discontinued operations, net of tax	140	129	(49)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	330	(223)	225
Contracts in process	281	177	149
Inventories	(303)	(200)	(490)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(161)	(204)	(413)
Customer advances and deposits	691	330	730
Other current liabilities	(246)	(118)	23
Other, net	(214)	126	(63)
Net cash provided by operating activities	3,728	3,111	2,606
Cash flows from investing activities - continuing operations:
Capital expenditures	(521)	(436)	(436)
Purchases of held-to-maturity securities	(500)	—	(260)
Purchases of available-for-sale securities	(136)	(135)	(252)
Sales of available-for-sale securities	135	99	186
Maturities of available-for-sale securities	4	14	110
Other, net	(84)	95	10
Net cash used by investing activities	(1,102)	(363)	(642)
Cash flows from financing activities - continuing operations:
Purchases of common stock	(3,382)	(740)	(602)
Dividends paid	(822)	(591)	(893)
Proceeds from option exercises	547	583	146
Repayment of fixed-rate notes	—	—	(2,400)
Proceeds from fixed-rate notes	—	—	2,382
Other, net	82	23	(15)
Net cash used by financing activities	(3,575)	(725)	(1,382)
Net cash provided (used) by discontinued operations	36	(18)	65
Net (decrease) increase in cash and equivalents	(913)	2,005	647
Cash and equivalents at beginning of year	5,301	3,296	2,649
Cash and equivalents at end of year	$4,388	$5,301	$3,296
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
Balance, December 31, 2011	$482	$1,888	$18,917	$(5,743)	$(2,312)	$13,232
Net loss	—	—	(332)	—	—	(332)
Cash dividends declared	—	—	(725)	—	—	(725)
Stock-based awards	—	100	—	180	—	280
Shares purchased	—	—	—	(602)	—	(602)
Other comprehensive loss	—	—	—	—	(463)	(463)
Balance, December 31, 2012	482	1,988	17,860	(6,165)	(2,775)	11,390
Net earnings	—	—	2,357	—	—	2,357
Cash dividends declared	—	—	(789)	—	—	(789)
Stock-based awards	—	238	—	455	—	693
Shares purchased	—	—	—	(740)	—	(740)
Other comprehensive income	—	—	—	—	1,590	1,590
Balance, December 31, 2013	482	2,226	19,428	(6,450)	(1,185)	14,501
Net earnings	—	—	2,533	—	—	2,533
Cash dividends declared	—	—	(834)	—	—	(834)
Stock-based awards	—	322	—	436	—	758
Shares purchased	—	—	—	(3,382)	—	(3,382)
Other comprehensive loss	—	—	—	—	(1,747)	(1,747)
Balance, December 31, 2014	$482	$2,548	$21,127	$(9,396)	$(2,932)	$11,829
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per-share amounts or unless otherwise noted)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. General Dynamics is organized into four business groups: Aerospace, which produces Gulfstream aircraft, provides aircraft services and performs aircraft completions for other original equipment manufacturers (OEMs); Combat Systems, which designs and manufactures combat vehicles, weapons systems and munitions; Information Systems and Technology, which provides communications and information technology systems and solutions; and Marine Systems, which designs, constructs and repairs surface ships and submarines. Our primary customer is the U.S. government. We also do significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business aircraft.
Basis of Consolidation and Classification. The Consolidated Financial Statements include the accounts of General Dynamics Corporation and our wholly owned and majority-owned subsidiaries. We eliminate all inter-company balances and transactions in the Consolidated Financial Statements.
Consistent with defense industry practice, we classify assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. In addition, some prior-year amounts have been reclassified among financial statement accounts to conform to the current-year presentation.
Use of Estimates. The nature of our business requires that we make a number of estimates and assumptions in accordance with U.S. generally accepted accounting principles (GAAP). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience, currently available information and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates.
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
We review and update our contract-related estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the impact of revisions in contract estimates totaled favorable changes of $184 ($0.35) in 2014, $351 ($0.65) in 2013 and $180 ($0.33) in 2012. The 2013 impact of changes in estimate was higher as a result of numerous programs that neared completion in the Combat Systems group. No revisions on any one contract were material to our Consolidated Financial Statements in 2014.

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
The required adoption of the ASU in 2017 will preclude our use of the reallocation method of recognizing revisions in estimated profit on contracts discussed previously. As changes in estimated profit will be recognized in the period they are identified (cumulative catch-up method), rather than prospectively over the remaining contract term, we expect that the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
Discontinued Operations. In 2014, we entered into an agreement to sell our axle business in the Combat Systems group and recognized a $146 loss, net of tax (the sale was completed in January 2015). The financial statements have been restated to reflect the results of operations of this business in discontinued operations with the revenues of the business eliminated, and the net loss reported separately below earnings from continuing operations.
In 2013, we recognized a $129 loss, net of tax, from the settlement of our litigation with the U.S. Navy related to the terminated A-12 contract in the company’s discontinued tactical military aircraft business. Under the terms of the settlement agreement, the Navy received a $198 credit that will be utilized over several years as we render design and construction services on the DDG-1000 program. Net cash from discontinued operations on the Consolidated Statements of Cash Flows primarily represents activity associated with the A-12 settlement and related work on the DDG-1000 program.
Research and Development Expenses. Company-sponsored research and development (R&D) expenses, including product development costs, were $358 in 2014, $310 in 2013 and $374 in 2012. R&D expenses are included in operating costs and expenses in the Consolidated Statements of Earnings (Loss) in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contracts.
The Aerospace group has cost-sharing arrangements with some of its suppliers that enhance the group’s internal development capabilities and offset a portion of the financial cost associated with the group’s product development efforts. These arrangements explicitly state that supplier contributions are for reimbursements of costs we incur in the development of new aircraft models and technologies, and we retain substantial rights in the products developed under these arrangements. We record amounts received from these cost-sharing arrangements as a reduction of R&D expenses. We have no obligation to refund any amounts received under the agreements regardless of the outcome of the development efforts. Under the typical terms of an agreement, payments received from suppliers for their share of the costs are based on milestones and are recognized as received.

Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2014	2013	2012
Interest expense	$103	$103	$168
Interest income	(17)	(17)	(12)
Interest expense, net	$86	$86	$156
Interest payments	$94	$94	$186
Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. Our investments in other securities (see Note D) are included in other current and noncurrent assets on the Consolidated Balance Sheets. We report our held-to-maturity securities at amortized cost. We report our available-for-sale securities at fair value. Changes in the fair value of available-for-sale securities are recognized as a component of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income (Loss). We had no trading securities on December 31, 2014 or 2013.
Net (purchases) proceeds of other securities were ($497) in 2014, including the purchase of $500 of held-to-maturity securities, ($22) in 2013 and $219 in 2012. Net proceeds in 2012 include $224 and $211 of maturities and sales of held-to-maturity securities, respectively, included in other investing activities on the Consolidated Statements of Cash Flows.
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
Subsequent Events. In January 2015, we repaid $500 of fixed-rate notes on their scheduled maturity date with the proceeds from maturing marketable securities.
We have evaluated other material events and transactions that have occurred after December 31, 2014, and concluded that none have occurred that require an adjustment to or disclosure in the Consolidated Financial Statements.

B. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
Acquisitions
In 2014, we acquired a provider of mission-critical IT and networking support in our Information Systems and Technology group. We did not acquire any businesses in 2013. In 2012, we acquired seven businesses across our business groups for a total of $444. These amounts are included in other investing activities on the Consolidated Statements of Cash Flows.
The operating results of these acquisitions have been included with our reported results since their respective closing dates. The purchase prices of these acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

Goodwill
The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2012 (a)	$2,697	$2,916	$6,100	$290	$12,003
Acquisitions (b)	—	2	1	(1)	2
Other (c)	44	(69)	(48)	—	(73)
December 31, 2013	$2,741	$2,849	$6,053	$289	$11,932
Acquisitions (b)	—	—	127	—	127
Other (c)	(186)	(99)	(43)	—	(328)
December 31, 2014	$2,555	$2,750	$6,137	$289	$11,731
(a)Goodwill on December 31, 2012, in the Information Systems and Technology reporting unit is net of $1,994 of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
We completed the required annual goodwill impairment test as of December 31, 2014. The first step of the goodwill impairment test compares the fair values of our reporting units to their carrying values. We estimate the fair values of our reporting units primarily based on the discounted projected cash flows of the underlying operations. The estimated fair values for each of our reporting units were well in excess of their respective carrying values as of December 31, 2014. In our Information Systems and Technology reporting unit (for which we recorded a $2 billion goodwill impairment in 2012 discussed in the paragraph below), this excess increased from 2013 as there was an improvement in the fair value and a decrease in the carrying value of the reporting unit.
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
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	December 31, 2014			December 31, 2013
Contract and program intangible assets*	$1,652	$(1,123)	$529	$1,790	$(1,189)	$601
Trade names and trademarks	462	(113)	349	507	(103)	404
Technology and software	130	(97)	33	130	(92)	38
Other intangible assets	154	(153)	1	155	(154)	1
Total intangible assets	$2,398	$(1,486)	$912	$2,582	$(1,538)	$1,044
* Consists of acquired backlog and probable follow-on work and associated customer relationships.
The decrease in the gross carrying amount and accumulated amortization of contract and program intangible assets from December 31, 2013, to December 31, 2014, is primarily due to the write-off of fully amortized assets in the Information Systems and Technology group.

We did not recognize any impairments of our intangible assets in 2014 or 2013. In 2012, we recognized impairments in our Aerospace and Information Systems and Technology groups of $191 and $110, respectively, on contract and program, and related technology intangible assets for substantially all of their remaining values. These losses were reported in operating costs and expenses in the respective segments.
The amortization lives (in years) of our intangible assets on December 31, 2014, were as follows:

Range of
Amortization Life
Contract and program intangible assets	7-30
Trade names and trademarks	30
Technology and software	7-15
Other intangible assets	5
Amortization expense was $121 in 2014, $143 in 2013 and $214 in 2012. We expect to record annual amortization expense over the next five years as follows:

2015	$121
2016	95
2017	81
2018	70
2019	57

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased throughout 2014 and 2013 due to share repurchases. See Note L for additional details of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2014	2013	2012
Basic weighted average shares outstanding	335,192	350,714	353,346
Dilutive effect of stock options and restricted stock/RSUs*	6,139	2,785	—
Diluted weighted average shares outstanding	341,331	353,499	353,346
* Excludes the following outstanding options to purchase shares of common stock because these options had exercise prices in excess of the average market price of our common stock during the year and therefore the effect of including these options would be antidilutive: 2014 - 3,683; 2013 - 8,246 and 2012 - 23,672. Additionally, because of the net loss in 2012, 2,353 otherwise dilutive stock options and restricted stock/RSUs were not included in the calculation of diluted EPS. The inclusion of these dilutive stock options and restricted stock/RSUs would have improved the diluted loss per share. For this reason, diluted EPS in 2012 was calculated using the same number of weighted average shares as basic EPS.

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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2014 or 2013, except for the assets of our axle business that are classified as held for sale on December 31, 2014 and were measured at fair value using Level 3 inputs. See Note A for further discussion.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the Consolidated Balance Sheets approximate their fair value. The following table presents the fair values of our other financial assets and liabilities on December 31, 2014 and 2013, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2014
Held-to-maturity marketable securities	$500	$500	$10	$490
Available-for-sale securities	188	188	123	65
Derivatives	(276)	(276)	—	(276)
Long-term debt, including current portion	(3,911)	(3,911)	—	(3,911)

	December 31, 2013
Available-for-sale securities	$183	$183	$134	$49
Derivatives	10	10	—	10
Long-term debt, including current portion	(3,909)	(3,758)	—	(3,758)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2014 or 2013.

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

Year Ended December 31	2014	2013	2012
Current:
U.S. federal	$856	$850	$876
State	31	28	(9)
International	106	132	131
Total current	993	1,010	998
Deferred:
U.S. federal	110	119	(168)
State	(3)	1	(5)
International	29	(5)	29
Total deferred	136	115	(144)
Provision for income taxes, net	$1,129	$1,125	$854
Net income tax payments	$1,019	$888	$1,155

State and local income taxes allocable to U.S. government contracts are included in operating costs and expenses in the Consolidated Statements of Earnings (Loss) and, therefore, not included in the provision above.
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax on commercial operations, net of federal benefits	0.5	0.7	(1.8)
Impact of international operations	(2.6)	—	61.9
Domestic production deduction	(1.9)	(2.2)	(12.9)
Domestic tax credits	(0.7)	(0.8)	(1.6)
Goodwill impairment	—	—	105.9
Other, net	(0.6)	(1.5)	(6.0)
Effective income tax rate	29.7%	31.2%	180.5%
The decrease in the effective tax rate in 2014 was primarily due to increased income from non-U.S. operations that is taxed at lower rates and utilization of foreign tax credits. Our 2012 effective tax rate was unfavorably impacted by the non-deductible nature of a substantial portion of our goodwill, for which there was a limited tax benefit recognized on the impairment. In addition, due to the unfavorable market conditions impacting certain of our international subsidiaries, a valuation allowance was established for their net deferred tax assets, including the operating losses resulting from the charges at our European Land Systems business in 2012.
Net Deferred Tax Assets. The tax effects of temporary differences between reported earnings and taxable income consisted of the following:

December 31	2014	2013
Retirement benefits	$1,403	$783
Tax loss and credit carryforwards	701	581
Salaries and wages	301	249
Workers’ compensation	257	272
A-12 contract termination	—	163
Other	363	306
Deferred assets	3,025	2,354
Valuation allowances	(494)	(383)
Net deferred assets	$2,531	$1,971
Intangible assets	$(973)	$(937)
Contract accounting methods	(227)	(322)
Property, plant and equipment	(280)	(269)
Capital Construction Fund/Qualified Ships	(240)	(240)
Other	(167)	(141)
Deferred liabilities	$(1,887)	$(1,909)
Net deferred tax asset	$644	$62
Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

December 31	2014	2013
Current deferred tax asset	$16	$35
Current deferred tax liability	(729)	(300)
Noncurrent deferred tax asset	1,439	462
Noncurrent deferred tax liability	(82)	(135)
Net deferred tax asset	$644	$62
We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to the valuation allowances recognized.
Our retirement benefits deferred tax amount includes a deferred tax asset of $1.8 billion on December 31, 2014, and $1.2 billion on December 31, 2013, related to the amounts recorded in accumulated other comprehensive loss to recognize the funded status of our retirement plans. See Notes L and P for further discussion.
One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF), a program established by the U.S. government and administered by the Maritime Administration that supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. The program allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the proceeds are deposited in the fund and withdrawals are used for qualified activities. We had U.S. government accounts receivable pledged (and thereby deposited) to the CCF of $100 on December 31, 2014, and $459 on December 31, 2013. The decrease in the fund in 2014 was due to qualified withdrawals to build ships, the proceeds from the sale of which we expect to re-deposit into the fund.
On December 31, 2014, we had net operating loss carryforwards of $1.2 billion that begin to expire in 2017 and tax credit carryforwards of $215 that begin to expire in 2015.

Earnings from continuing operations before income taxes included non-U.S. income (loss) of $507 in 2014, $361 in 2013 and ($215) in 2012. We intend to reinvest indefinitely the undistributed earnings of some of our non-U.S. subsidiaries. On December 31, 2014, we had approximately $1.9 billion of undistributed earnings from these non-U.S. subsidiaries. In general, should these earnings be distributed, a portion would be treated as dividends under U.S. tax law and thus subject to U.S. federal corporate income tax at the statutory rate of 35 percent, but would generate offsetting foreign tax credits.
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
We believe we are entitled to interest under the Internal Revenue Code resulting from the completion of the A-12 contract triggered by the settlement of the associated litigation. The interest would be recognized when the amount is determined to be realizable, likely upon finalization of our 2014 consolidated federal corporate income tax return. See Note A to the Consolidated Financial Statements for further discussion of the A-12 settlement.
We participate in the Internal Revenue Service (IRS) Compliance Assurance Process, a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2013. We do not expect the resolution of tax matters for open years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on December 31, 2014, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. ACCOUNTS RECEIVABLE
Accounts receivable represent amounts billed and currently due from customers and consisted of the following:

December 31	2014	2013
Non-U.S. government	$2,529	$2,767
U.S. government	822	951
Commercial	699	652
Total accounts receivable	$4,050	$4,370
Receivables from non-U.S. government customers include amounts related to long-term production programs for the Spanish Ministry of Defence of $2.3 billion on December 31, 2014. A different ministry, the Spanish Ministry of Industry, has funded work on these programs in advance of costs incurred by the company. The cash advances are reported on the Consolidated Balance Sheets in current customer advances and deposits and will be repaid to the Ministry of Industry as we collect on the outstanding receivables from the Ministry of Defence. The net amount for these programs on December 31, 2014, is an advance payment of $21. With respect to our other receivables, we expect to collect substantially all of the December 31, 2014, balance during 2015.

G. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

December 31	2014	2013
Contract costs and estimated profits	$7,494	$7,961
Other contract costs	1,064	1,178
	8,558	9,139
Advances and progress payments	(3,967)	(4,359)
Total contracts in process	$4,591	$4,780
Contract costs consist primarily of labor, material, overhead and G&A expenses. Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable. Assumed recoveries for claims included in contracts in process were not material on December 31, 2014 or 2013.
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
Excluding our other contract costs, we expect to bill all but approximately 15 percent of our year-end 2014 contracts-in-process balance during 2015. Of the amount not expected to be billed in 2015, approximately $220 relates to a single contract, the Canadian Maritime Helicopter Project (MHP). In 2014, the contract was renegotiated, extending the period of performance. The MHP-related balance declined by $80 during 2014.

H. INVENTORIES
Our inventories represent primarily business-jet components and are stated at the lower of cost or net realizable value. Work in process represents largely labor, material and overhead costs associated with aircraft in the manufacturing process and is primarily based on the estimated average unit cost of the units in a production lot. Raw materials are valued primarily on the first-in, first-out method. We record pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value.
Inventories consisted of the following:

December 31	2014	2013
Work in process	$1,828	$1,633
Raw materials	1,290	1,210
Finished goods	28	29
Pre-owned aircraft	75	18
Total inventories	$3,221	$2,890

I. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. The major classes of PP&E were as follows:

December 31	2014	2013
Machinery and equipment	$4,182	$4,082
Buildings and improvements	2,518	2,496
Land and improvements	331	329
Construction in process	261	245
Total PP&E	7,292	7,152
Accumulated depreciation	(3,963)	(3,793)
PP&E, net	$3,329	$3,359

We depreciate most of our assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods of up to 50 years. Machinery and equipment are depreciated over periods of up to 30 years. Our government customers provide certain facilities for our use that are not included above.

J. DEBT
Debt consisted of the following:

December 31		2014	2013
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$500	$500
July 2016	2.250%	500	500
November 2017	1.000%	897	896
July 2021	3.875%	499	499
November 2022	2.250%	992	991
November 2042	3.600%	498	498
Other	Various	25	25
Total debt		3,911	3,909
Less current portion		501	1
Long-term debt		$3,410	$3,908
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries (see Note R for condensed consolidating financial statements). We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.

The aggregate amounts of scheduled maturities of our debt for the next five years are as follows:

Year Ended December 31
2015	$501
2016	500
2017	898
2018	1
2019	2
Thereafter	2,009
Total debt	$3,911
On December 31, 2014, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2016 and a $1 billion multi-year facility expiring in July 2018. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our commercial paper issuances and the bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $130 in committed bank credit facilities to provide backup liquidity to our European businesses.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on December 31, 2014.

K. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

December 31	2014	2013
Salaries and wages	$718	$801
Workers’ compensation	420	497
Retirement benefits	309	303
Deferred income taxes	729	300
Fair value of cash flow hedges	292	24
Other (a)	1,390	1,533
Total other current liabilities	$3,858	$3,458

Retirement benefits	$4,596	$3,076
Customer deposits on commercial contracts	617	677
Deferred income taxes	82	135
Other (b)	1,070	938
Total other liabilities	$6,365	$4,826
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
Shares Issued and Outstanding. On December 31, 2014, we had 481,880,634 shares of common stock issued and 332,164,097 shares of common stock outstanding, including unvested restricted stock of 1,721,938 shares. On December 31, 2013, we had 481,880,634 shares of common stock issued and 353,402,794 shares of common stock outstanding. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2014 resulted from shares repurchased in the open market and share activity under our equity compensation plans (see Note O for further discussion).
Share Repurchases. In 2014, we repurchased 29 million of our outstanding shares. Of this amount, 11.4 million shares were repurchased on January 24, 2014, for $1.4 billion under an accelerated share repurchase (ASR) program facilitated through a financial institution. On February 5, 2014, with shares from the prior authorization largely exhausted by the ASR program, the board of directors authorized management to repurchase 20 million additional shares of common stock on the open market. Subsequently, we repurchased an additional 17.6 million shares for approximately $2 billion. On December 31, 2014, 2.4 million shares remained authorized by our board of directors for repurchase, less than 1 percent of our total shares outstanding.
Dividends per Share. Dividends declared per share were $2.48 in 2014, $2.24 in 2013 and $2.04 in 2012. Cash dividends paid were $822 in 2014, $591 in 2013 and $893 in 2012. In advance of possible tax increases in 2013, we accelerated our first-quarter 2013 dividend payment to December 2012.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2011	$26	$3	$821	$(3,162)	$(2,312)
Other comprehensive (loss) income, pretax	(23)	6	141	(1,149)	(1,025)
(Benefit) provision for income tax, net	(3)	2	(130)	(431)	(562)
Other comprehensive (loss) income, net of tax	(20)	4	271	(718)	(463)
Balance, December 31, 2012	6	7	1,092	(3,880)	(2,775)
Other comprehensive income (loss), pretax	3	12	(118)	2,595	2,492
Provision for income tax, net	—	4	—	898	902
Other comprehensive income (loss), net of tax	3	8	(118)	1,697	1,590
Balance, December 31, 2013	9	15	974	(2,183)	(1,185)
Other comprehensive (loss) income, pretax	(279)	10	(436)	(1,745)	(2,450)
(Benefit) provision for income tax, net	(97)	3	(3)	(606)	(703)
Other comprehensive income (loss), net of tax	(182)	7	(433)	(1,139)	(1,747)
Balance, December 31, 2014	$(173)	$22	$541	$(3,322)	$(2,932)

Amounts reclassified out of AOCL related primarily to changes in retirement plans' funded status and included pretax recognized net actuarial losses of $329 and $435 for the years ended December 31, 2014 and 2013, respectively. This was partially offset by pretax amortization of prior service credit of $69 and $60 for the years ended December 31, 2014 and 2013, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note P for additional details.

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
We had $9.1 billion in notional forward exchange contracts outstanding on December 31, 2014, and $1.7 billion on December 31, 2013. The increase in 2014 is due to significant international contract awards. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statements of Earnings (Loss) or in other comprehensive loss (OCL) within the Consolidated Statements of Comprehensive Income (Loss) depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in OCL until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statements of Earnings (Loss). The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statements of Earnings (Loss) for all derivative financial instruments, regardless of designation.
Net gains and losses recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations in any of the past three years. Net gains and losses reclassified to earnings from OCL were not material to our results of operations in any of the past three years, and we do not expect the amount of these gains and losses that will be reclassified to earnings in 2015 to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2014 or 2013.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2014, we held $4.4 billion in cash and equivalents and $500 of marketable securities reported in other current assets. Our marketable securities had an average duration of less than one month and an average credit rating of AA-. Historically, we have not experienced material gains or losses on these instruments due to changes in interest rates or market values.
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
Minimum Lease Payments
Total expense under operating leases was $297 in 2014, $309 in 2013 and $298 in 2012. Operating leases are primarily for facilities and equipment. Future minimum lease payments are as follows:

Year Ended December 31
2015	$210
2016	181
2017	132
2018	100
2019	72
Thereafter	383
Total minimum lease payments	$1,078
Other
Portugal Program. In 2014, we reached a settlement with the Portuguese Ministry of National Defense and Ministry of Economy relating to a dispute arising from a contract in our Combat Systems group’s European Land Systems business to provide armored vehicles for which we had accrued $258 in 2012. The settlement provides for the delivery of vehicles and a significant reduction in our offset obligations and related bank guarantees. The settlement did not have a material impact on our 2014 results of operations, financial condition or cash flows as our liability was generally consistent with the amount previously recorded.
Government Contracts. As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties and compensatory and treble damages. We believe the outcome of such ongoing government audits and investigations will not have a material impact on our results of operations, financial condition or cash flows.
In the performance of our contracts, we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based upon the circumstances, we periodically file requests for equitable adjustment (REAs) that are sometimes converted into claims. In some cases, these requests are disputed by our customer. We believe our outstanding modifications and other claims will be resolved without material impact to our results of operations, financial condition or cash flows.
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1 billion on December 31, 2014. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in funded contract backlog, our Aerospace group has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are structured to establish the fair market value of the trade-in aircraft at a date generally 120 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new outfitted aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction.
Labor Agreements. Approximately one-fifth of the employees of our subsidiaries work under collectively-bargained terms and conditions, including 55 collective agreements that we have negotiated directly with unions and works councils. A number of these agreements expire within any given year. Historically, we have been successful at negotiating successor agreements without any material disruption of operating activities. In 2015, we expect to negotiate the terms of 15 agreements covering approximately

2,400 employees. We do not expect the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.
Product Warranties. We provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is generally based on the number of months of warranty coverage remaining for the products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion. Our other warranty obligations, primarily for business-jet aircraft, are included in other current and noncurrent liabilities on the Consolidated Balance Sheets.
The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2014	2013	2012
Beginning balance	$354	$316	$291
Warranty expense	146	125	91
Payments	(78)	(82)	(58)
Adjustments	6	(5)	(8)
Ending balance	$428	$354	$316

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
Stock options granted under the equity compensation plans are issued with an exercise price at the fair market value of the common stock on the date of grant. Outstanding awards of stock options vest over two years, with 50 percent of the options vesting in one year and the remaining 50 percent vesting the following year. Stock options that have been awarded under the equity compensation plans expire five or seven years after the grant date. We grant annual stock option awards to participants in the equity compensation plans on the first Wednesday of March based on the average of the high and low stock prices on that day as listed on the New York Stock Exchange. We may make limited ad hoc grants at other times during the year for new hires or promotions.
Grants of restricted stock are awards of shares of common stock that vest approximately four years after the grant date. During the restriction period, recipients may not sell, transfer, pledge, assign or otherwise convey their restricted shares to another party. However, during this period, the recipient is entitled to vote the restricted shares and receive cash dividends on those shares.
Participation units represent obligations that have a value derived from or related to the value of our common stock. These include stock appreciation rights, phantom stock units and restricted stock units (RSUs) and are payable in cash or common stock. Like restricted stock, participation units vest approximately four years after the grant date with recipients prohibited from certain activities during the restriction period. However, during this period, the recipient receives dividend-equivalent units rather than cash dividends, and is not entitled to vote the participation units or the dividend-equivalent units.

Beginning in 2012, we granted RSUs with a performance measure based on a non-GAAP management metric, return on invested capital (ROIC). Depending on the company’s performance with respect to this metric, the number of RSUs earned may be less than, equal to or greater than the original number of RSUs awarded. For a definition of ROIC, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7.
We issue common stock under our equity compensation plans from treasury stock. On December 31, 2014, in addition to the shares reserved for issuance upon the exercise of outstanding stock options, approximately 13 million shares have been authorized for stock options and restricted stock that may be granted in the future.

Stock-based Compensation Expense. Stock-based compensation expense is included in G&A expenses. The following table details the components of stock-based compensation expense recognized in net earnings (loss) in each of the past three years:

Year Ended December 31	2014	2013	2012
Stock options	$38	$48	$57
Restricted stock	45	30	17
Total stock-based compensation expense, net of tax	$83	$78	$74
Stock Options. We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards, which is generally two years. We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2014	2013	2012
Expected volatility	19.4-20.8%	21.6-27.3%	27.9-31.3%
Weighted average expected volatility	20.2%	23.5%	30.7%
Expected term (in months)	43/53	43/53	43/53
Risk-free interest rate	1.1-1.4%	0.5-1.0%	0.6-0.8%
Expected dividend yield	2.5%	3.0%	2.7%
We determine the above assumptions based on the following:

•	Expected volatility is based on the historical volatility of our common stock over a period equal to the expected term of the option.

•
Expected term is based on historical option exercise data. Based on this data, we have estimated different expected terms and determined a separate fair value for options granted for two employee populations.

•	Risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.

•	Expected dividend yield is based on our historical dividend yield.

The resulting weighted average fair value per stock option granted was $13.99 in 2014, $8.90 in 2013 and $13.23 in 2012. Stock option expense reduced pretax operating earnings (and on a per-share basis) by $59 ($0.11) in 2014, $74 ($0.14) in 2013 and $88 ($0.16) in 2012. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note Q). On December 31, 2014, we had $42 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of one year.
A summary of stock option activity during 2014 follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2013	17,638,111	$69.99
Granted	4,552,200	112.43
Exercised	(7,698,035)	70.36
Forfeited/canceled	(465,750)	74.93
Outstanding on December 31, 2014	14,026,526	$83.40
Vested and expected to vest on December 31, 2014	13,909,869	$83.22
Exercisable on December 31, 2014	6,182,739	$71.06
Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2014, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding	4.8	$761
Vested and expected to vest	4.8	757
Exercisable	3.8	412
In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. For stock options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of stock options exercised was $340 in 2014, $154 in 2013 and $112 in 2012. We received cash from the exercise of stock options of $547 in 2014, $583 in 2013 and $146 in 2012.

Restricted Stock/Restricted Stock Units. We determine the fair value of restricted stock and RSUs as the average of the high and low market prices of our stock on the date of grant. We generally recognize compensation expense related to restricted stock and RSUs on a straight-line basis over the period during which the restriction lapses, which is generally four years.

Compensation expense related to restricted stock and RSUs reduced pretax operating earnings (and on a per-share basis) by $69 ($0.13) in 2014, $46 ($0.09) in 2013 and $26 ($0.05) in 2012. On December 31, 2014, we had $32 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted average period of 2.2 years.

A summary of restricted stock and RSU activity during 2014 follows:

	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2013	2,507,397	$71.11
Granted	753,250	112.42
Vested	(492,714)	73.48
Forfeited	(27,756)	86.23
Nonvested at December 31, 2014	2,740,177	$78.83

The total fair value of vesting shares was $47 in 2014, $63 in 2013 and $28 in 2012.

P. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.
Retirement Plan Summary Information
Defined-contribution Benefits. We provide eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives, including investment in our common stock. In some of these plans, we match a portion of the employees’ contributions. Our contributions to these plans totaled $238 in 2014, $204 in 2013 and $201 in 2012. The defined-contribution plans held approximately 25 million and 27 million shares of our common stock, representing approximately 7 percent and 8 percent of our outstanding shares on December 31, 2014 and 2013, respectively.
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
Other Post-retirement Benefits. We maintain plans that provide post-retirement healthcare and life insurance coverage for certain employees and retirees. These benefits vary by employment status, age, service and salary level at retirement. The coverage provided and the extent to which the retirees share in the cost of the program vary throughout the company. The plans provide health and life insurance benefits only to those employees who retire directly from our service and not to those who terminate service prior to eligibility for retirement.
Contributions and Benefit Payments
It is our policy to fund our defined-benefit retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions, considered within our capital deployment framework. Therefore, we may make discretionary contributions in addition to the required contributions determined in accordance with IRS regulations. We contributed $513 to our pension plans in 2014 and expect to contribute approximately $185 to our pension plans in 2015.
We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our post-retirement benefit plans. For non-funded plans, claims are paid as received.
We expect the following benefits to be paid from our retirement plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2015	$538	$70
2016	563	69
2017	589	69
2018	616	68
2019	644	68
2020-2024	3,680	337
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
Defined-benefit Retirement Plan Summary Financial Information
Estimating retirement plan assets, liabilities and costs requires the extensive use of actuarial assumptions. These include the long-term rate of return on plan assets, the interest rate used to discount projected benefit payments, healthcare cost trend rates and future salary increases. Given the long-term nature of the assumptions being made, actual outcomes can and often do differ from these estimates.
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
We recognize an asset or liability on the Consolidated Balance Sheets equal to the funded status of each of our defined-benefit retirement plans. The funded status is the difference between the fair value of the plan’s assets and its benefit obligation. Changes in plan assets and liabilities due to differences between actuarial assumptions and the actual results of the plan are deferred in OCL rather than charged to earnings. These differences are then amortized over future years as a component of our annual benefit cost. We amortize actuarial differences under qualified plans on a straight-line basis over the average remaining service period of eligible employees. We recognize the difference between the actual and expected return on plan assets for qualified plans over five years. The deferral of these differences reduces the volatility of our annual benefit cost that can result either from year-to-year changes in the assumptions or from actual results that are not necessarily representative of the long-term financial position of these plans. We recognize differences under nonqualified plans immediately.
Our annual pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits
Year Ended December 31	2014	2013	2012
Service cost	$186	$298	$266
Interest cost	532	492	523
Expected return on plan assets	(655)	(590)	(588)
Recognized net actuarial loss	320	409	287
Amortization of prior service credit	(67)	(67)	(42)
Annual benefit cost	$316	$542	$446

	Other Post-retirement Benefits
Year Ended December 31	2014	2013	2012
Service cost	$12	$15	$12
Interest cost	52	53	59
Expected return on plan assets	(31)	(29)	(30)
Recognized net actuarial loss	9	26	10
Amortization of prior service (credit) cost	(2)	7	7
Annual benefit cost	$40	$72	$58

The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$(11,013)	$(12,114)	$(1,183)	$(1,384)
Service cost	(186)	(298)	(12)	(15)
Interest cost	(532)	(492)	(52)	(53)
Amendments	(1)	234	55	—
Actuarial gain (loss)	(2,083)	1,094	(30)	177
Settlement/curtailment/other	64	2	15	11
Benefits paid	515	561	77	81
Benefit obligation at end of year	$(13,236)	$(11,013)	$(1,130)	$(1,183)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$8,476	$7,227	$519	$426
Actual return on plan assets	664	1,200	68	116
Employer contributions	513	601	6	25
Settlement/curtailment/other	(65)	(3)	(1)	—
Benefits paid	(504)	(549)	(39)	(48)
Fair value of assets at end of year	$9,084	$8,476	$553	$519
Funded status at end of year	$(4,152)	$(2,537)	$(577)	$(664)
Amounts recognized on our Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2014	2013	2014	2013
Noncurrent assets	$176	$178	$—	$—
Current liabilities	(128)	(104)	(181)	(199)
Noncurrent liabilities	(4,200)	(2,611)	(396)	(465)
Net liability recognized	$(4,152)	$(2,537)	$(577)	$(664)
Amounts deferred in AOCL consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2014	2013	2014	2013
Net actuarial loss	$5,364	$3,618	$89	$109
Prior service (credit) cost	(320)	(387)	(38)	10
Total amount recognized in AOCL, pretax	$5,044	$3,231	$51	$119

The following is a reconciliation of the change in AOCL for our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2014	2013	2014	2013
Net actuarial loss (gain)	$2,074	$(1,704)	$(7)	$(264)
Prior service cost (credit)	1	(234)	(55)	—
Amortization of:
Net actuarial loss from prior years	(320)	(409)	(9)	(26)
Prior service credit (cost)	67	67	2	(7)
Other*	(9)	(12)	1	(6)
Change in AOCL, pretax	$1,813	$(2,292)	$(68)	$(303)
* Includes foreign exchange translation and curtailment adjustments.
The following table represents amounts deferred in AOCL on the Consolidated Balance Sheets on December 31, 2014, that we expect to recognize in our retirement benefit cost in 2015:

	Pension Benefits	Other Post-retirement Benefits
Prior service credit	$(67)	$(5)
Net actuarial loss	438	6
A pension plan’s funded status is the difference between the plan’s assets and its projected benefit obligation (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. A pension plan’s accumulated benefit obligation (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all defined-benefit pension plans was $12.8 billion and $10.6 billion on December 31, 2014 and 2013, respectively. On December 31, 2014 and 2013, some of our pension plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

December 31	2014	2013
PBO	$(12,797)	$(10,627)
ABO	(12,363)	(10,275)
Fair value of plan assets	8,578	7,988

Retirement Plan Assumptions
We calculate the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.
The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2014	2013
Pension Benefits
Discount rate	4.10%	4.95%
Rate of increase in compensation levels	3.43%	3.70%
Other Post-retirement Benefits
Discount rate	4.03%	4.74%
Healthcare cost trend rate:
Trend rate for next year	7.00%	8.00%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2024	2019
The following table summarizes the weighted average assumptions used to determine our net periodic benefit costs:

Assumptions for Year Ended December 31	2014	2013	2012
Pension Benefits
Discount rate	4.95%	4.22%	5.22%
Expected long-term rate of return on assets	8.16%	8.14%	8.24%
Rate of increase in compensation levels	3.78%	3.79%	3.77%
Other Post-retirement Benefits
Discount rate	4.74%	3.97%	5.13%
Expected long-term rate of return on assets	8.03%	8.03%	8.03%
We base the discount rate on a current yield curve developed from a portfolio of high-quality fixed-income investments with maturities consistent with the projected benefit payout period. We determine the long-term rate of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy.
In 2014, we adopted updated mortality tables published by the Society of Actuaries that predict increasing life expectancies in the United States. Additionally, we updated several other assumptions to align them with historical experience, including rates of retirement and cost of living increases. The impact of these changes was a net increase of $566 and $28 in the benefit obligations of our pension and other post-retirement benefit plans, respectively, on December 31, 2014.
Retirement plan assumptions are based on our best judgment, including consideration of current and future market conditions. Changes in these estimates impact future pension and post-retirement benefit costs. As discussed above, we defer recognition of the cumulative benefit cost for our government plans in excess of costs allocable to contracts to provide a better matching of revenues and expenses. Therefore, the impact of annual changes in financial reporting assumptions on the cost for these plans does not affect our operating results either positively or negatively. For our domestic pension plans that represent the majority of our total obligation, the following hypothetical changes in the discount rate and expected long-term rate of return on plan assets would have had the following impact in 2014:

	Increase 25 basis points	Decrease 25 basis points
Increase (decrease) to net pension cost from:
Change in discount rate	$(29)	$30
Change in long-term rate of return on plan assets	(18)	18
A 25-basis-point change in these assumed rates would not have had a measurable impact on the benefit cost for our other post-retirement plans in 2014. For our healthcare plans, the effect of a 1 percentage point increase or decrease in the assumed healthcare cost trend rate on the net periodic benefit cost is $6 and ($5), respectively, and the effect on the accumulated post-retirement benefit obligation is $94 and ($75), respectively.
Plan Assets
A committee of our board of directors is responsible for the strategic oversight of our defined-benefit retirement plan assets held in trust. Management reports to the committee on a regular basis and is responsible for overseeing all investment decisions related to defined-benefit retirement plan assets made by a third-party investment manager in compliance with the company’s policies.
Our investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. The objective of our investment policy is to generate future returns consistent with our assumed long-term rate of return used to determine our benefit obligations and net periodic benefit costs. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. At the end of 2014, our asset allocation policy ranges were:

Equities	48 - 68%
Fixed income	20 - 48%
Cash	0 - 5%
Other asset classes	0 - 16%
More than 90 percent of our pension plan assets are held in a single trust for our primary U.S. government and commercial pension plans. On December 31, 2014, the trust was invested largely in publicly traded equities and fixed-income securities, but may invest in other asset classes in the future consistent with our investment policy. Our investments in equity assets include U.S. and international securities and equity funds as well as futures contracts on U.S. equity indices. Our investments in fixed-income assets include U.S. Treasury and U.S. agency securities, corporate bonds, mortgage-backed securities, futures contracts and international securities. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.
Assets for our non-U.S. pension plans are held in trusts in the countries in which the related operations reside. Our non-U.S. operations maintain investment policies for their individual plans based on country-specific regulations. The non-U.S. plan assets are primarily invested in commingled funds comprised of non-U.S. and U.S. equities and fixed-income securities.
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

Our retirement plan assets are reported at fair value. See Note D for a discussion of the hierarchy for determining fair value. Our Level 1 assets include investments in publicly traded equity securities and commingled funds. These securities (and the underlying investments of the funds) are actively traded and valued using quoted prices for identical securities from the market exchanges. Our Level 2 assets consist of fixed-income securities and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined using valuation models that use observable inputs such as interest rates, bond yields, low-volume market quotes and quoted prices for similar assets. Our plan assets that are invested in commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying investments of the fund. We had minimal Level 3 plan assets on December 31, 2014. These investments include real estate and hedge funds, insurance deposit contracts and direct private equity investments.
The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2014
Cash	$32	$32	$—	$—
Equity securities
U.S. companies (a)	775	775	—	—
Non-U.S. companies	90	90	—	—
Private equity investments	9	—	—	9
Fixed-income securities
Treasury securities	449	—	449	—
Corporate bonds (b)	2,354	—	2,354	—
Commingled funds
Equity funds	4,272	—	4,272	—
Money market funds	49	—	49	—
Fixed-income funds	296	—	296	—
Real estate funds	139	—	—	139
Commodity funds	6	—	6	—
Hedge funds	510	—	316	194
Other investments
Insurance deposit agreements	103	—	—	103
Total pension plan assets	$9,084	$897	$7,742	$445

(a)	No single equity holding amounted to more than 1 percent of the total fair value.

(b)	Our corporate bond investments had an average rating of A-.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2013
Cash	$35	$35	$—	$—
Equity securities
U.S. companies (a)	685	685	—	—
Non-U.S. companies	128	128	—	—
Private equity investments	10	—	—	10
Fixed-income securities
Treasury securities	428	—	428	—
Corporate bonds (b)	2,227	—	2,227	—
Commingled funds
Equity funds	3,935	—	3,935	—
Money market funds	97	—	97	—
Fixed-income funds	303	—	303	—
Real estate funds	34	—	—	34
Commodity funds	8	—	8	—
Hedge funds	471	—	288	183
Other investments
Insurance deposit agreements	115	—	—	115
Total pension plan assets	$8,476	$848	$7,286	$342

(a)	No single equity holding amounted to more than 1 percent of the total fair value.

(b)	Our corporate bond investments had an average rating of A-.

The fair value of our other post-retirement plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2014
Cash	$3	$3	$—	$—
Equity securities	167	167	—	—
Fixed-income securities	11	—	11	—
Commingled funds
Equity funds	314	5	309	—
Fixed-income funds	56	6	50	—
Hedge funds	2	—	1	1
Total other post-retirement plan assets	$553	$181	$371	$1

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2013
Cash	$6	$6	$—	$—
Equity securities	154	154	—	—
Fixed-income securities	55	—	55	—
Commingled funds
Equity funds	296	—	296	—
Fixed-income funds	6	6	—	—
Hedge funds	2	—	1	1
Total other post-retirement plan assets	$519	$166	$352	$1

Changes in our Level 3 retirement plan assets during 2013 and 2014 were as follows:

	Private Equity Investments	Real Estate Funds	Hedge Funds	Insurance Deposits Agreements	Total Level 3 Assets
December 31, 2012	$8	$32	$101	$108	$249
Unrealized gains on plan assets, net	—	—	8	9	17
Purchases, sales, and settlements, net	2	2	75	(2)	77
December 31, 2013	10	34	184	115	343
Unrealized gains on plan assets, net	(2)	9	11	(12)	6
Purchases, sales, and settlements, net	1	96	—	—	97
December 31, 2014	$9	$139	$195	$103	$446

Q. BUSINESS GROUP INFORMATION
We operate in four business groups: Aerospace, Combat Systems, Information Systems and Technology and Marine Systems. We organize our business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; communications and information technology systems and solutions; and military and commercial shipbuilding and services, respectively. We measure each group’s profit based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our business groups.
Summary financial information for each of our business groups follows:

	Revenues			Operating Earnings			Revenues from U.S. Government
Year Ended December 31	2014	2013	2012	2014	2013	2012	2014	2013	2012
Aerospace	$8,649	$8,118	$6,912	$1,611	$1,416	$858	$99	$98	$160
Combat Systems	5,732	5,832	7,471	862	908	595	2,970	4,057	5,699
Information Systems and Technology (a)	9,159	10,268	10,017	785	795	(1,369)	7,985	8,572	8,442
Marine Systems	7,312	6,712	6,592	703	666	750	6,901	6,536	6,504
Corporate (b)	—	—	—	(72)	(96)	(69)	—	—	—
	$30,852	$30,930	$30,992	$3,889	$3,689	$765	$17,955	$19,263	$20,805

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2014	2013	2012	2014	2013	2012	2014	2013	2012
Aerospace	$8,245	$8,005	$7,524	$227	$250	$204	$137	$123	$125
Combat Systems	9,487	9,002	9,185	46	50	73	100	113	143
Information Systems and Technology	9,064	9,432	9,701	54	52	72	146	178	220
Marine Systems	3,110	3,088	3,032	124	83	85	106	103	95
Corporate (b)	5,449	5,967	4,867	70	1	2	7	8	7
	$35,355	$35,494	$34,309	$521	$436	$436	$496	$525	$590
(a) Operating earnings in 2012 in our Information Systems and Technology group include $2.1 billion of goodwill and intangible asset impairment charges (see Note B for further discussion).
(b) Corporate operating results consist primarily of stock option expense. Corporate identifiable assets are primarily cash and equivalents.
The following table presents our revenues by geographic area based on the location of our customers:

Year Ended December 31	2014	2013	2012
North America:
United States	$23,222	$24,646	$24,636
Other	1,174	959	1,035
Total North America	24,396	25,605	25,671
Europe	2,410	2,795	3,013
Asia/Pacific	1,608	1,466	1,405
Africa/Middle East	2,163	736	689
South America	275	328	214
	$30,852	$30,930	$30,992
Our revenues from operations located outside the United States were $3.6 billion in 2014, $3.3 billion in 2013 and $4.3 billion in 2012. The long-lived assets associated with these operations were 6 percent of our total long-lived assets on December 31, 2014 and 2013.

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

R. CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (LOSS)

Year Ended December 31, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$26,819	$4,033	$—	$30,852
Cost of sales	9	21,792	3,178	—	24,979
G&A	62	1,633	289	—	1,984
Operating earnings	(71)	3,394	566	—	3,889
Interest, net	(93)	—	7	—	(86)
Other, net	—	(2)	1	—	(1)
Earnings before income tax	(164)	3,392	574	—	3,802
Provision for income tax, net	(54)	1,099	84	—	1,129
Discontinued operations, net of tax	(140)	—	—	—	(140)
Equity in net earnings of subsidiaries	2,783	—	—	(2,783)	—
Net earnings	$2,533	$2,293	$490	$(2,783)	$2,533
Comprehensive income	$786	$2,147	$(125)	$(2,022)	$786
Year Ended December 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$27,272	$3,658	$—	$30,930
Cost of sales	20	22,175	3,007	—	25,202
G&A	74	1,664	301	—	2,039
Operating earnings	(94)	3,433	350	—	3,689
Interest, net	(93)	1	6	—	(86)
Other, net	1	6	1	—	8
Earnings before income tax	(186)	3,440	357	—	3,611
Provision for income tax, net	(51)	1,058	118	—	1,125
Discontinued operations, net of tax	(129)	—	—	—	(129)
Equity in net earnings of subsidiaries	2,621	—	—	(2,621)	—
Net earnings	$2,357	$2,382	$239	$(2,621)	$2,357
Comprehensive income	$3,947	$2,820	$196	$(3,016)	$3,947
Year Ended December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$26,349	$4,643	$—	$30,992
Cost of sales	(19)	23,614	4,411	—	28,006
G&A	88	1,618	515	—	2,221
Operating earnings	(69)	1,117	(283)	—	765
Interest, net	(158)	(3)	5	—	(156)
Other, net	(126)	(4)	(6)	—	(136)
Earnings before income tax	(353)	1,110	(284)	—	473
Provision for income tax, net	(133)	854	133	—	854
Discontinued operations, net of tax	49	—	—	—	49
Equity in net earnings of subsidiaries	(161)	—	—	161	—
Net loss	$(332)	$256	$(417)	$161	$(332)
Comprehensive loss	$(795)	$21	$(135)	$114	$(795)

R. CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,536	$—	$1,852	$—	$4,388
Accounts receivable	—	1,379	2,671	—	4,050
Contracts in process	542	2,966	1,083	—	4,591
Inventories
Work in process	—	1,818	10	—	1,828
Raw materials	—	1,260	30	—	1,290
Finished goods	—	20	8	—	28
Pre-owned aircraft	—	75	—	—	75
Other current assets	781	215	161	—	1,157
Total current assets	3,859	7,733	5,815	—	17,407
Noncurrent assets:
Property, plant and equipment	148	6,035	1,109	—	7,292
Accumulated depreciation of PP&E	(52)	(3,246)	(665)	—	(3,963)
Intangible assets	—	1,484	914	—	2,398
Accumulated amortization of intangible assets	—	(1,042)	(444)	—	(1,486)
Goodwill	—	8,095	3,636	—	11,731
Other assets	1,479	213	284	—	1,976
Investment in subsidiaries	37,449	—	—	(37,449)	—
Total noncurrent assets	39,024	11,539	4,834	(37,449)	17,948
Total assets	$42,883	$19,272	$10,649	$(37,449)	$35,355
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,529	3,806	—	7,335
Other current liabilities	1,298	3,511	1,106	—	5,915
Total current liabilities	1,798	7,041	4,912	—	13,751
Noncurrent liabilities:
Long-term debt	3,386	24	—	—	3,410
Other liabilities	3,514	2,369	482	—	6,365
Total noncurrent liabilities	6,900	2,393	482	—	9,775
Intercompany	22,356	(22,557)	201	—	—
Shareholders’ equity:
Common stock	482	6	2,043	(2,049)	482
Other shareholders’ equity	11,347	32,389	3,011	(35,400)	11,347
Total shareholders’ equity	11,829	32,395	5,054	(37,449)	11,829
Total liabilities and shareholders’ equity	$42,883	$19,272	$10,649	$(37,449)	$35,355

R. CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$4,179	$—	$1,122	$—	$5,301
Accounts receivable	—	1,451	2,919	—	4,370
Contracts in process	571	3,124	1,085	—	4,780
Inventories
Work in process	—	1,623	10	—	1,633
Raw materials	—	1,172	38	—	1,210
Finished goods	—	24	5	—	29
Pre-owned aircraft	—	18	—	—	18
Other current assets	424	203	194	—	821
Total current assets	5,174	7,615	5,373	—	18,162
Noncurrent assets:
Property, plant and equipment	156	5,827	1,169	—	7,152
Accumulated depreciation of PP&E	(64)	(3,062)	(667)	—	(3,793)
Intangible assets	—	1,614	968	—	2,582
Accumulated amortization of intangible assets	—	(1,111)	(427)	—	(1,538)
Goodwill	—	8,041	3,891	—	11,932
Other assets	460	211	326	—	997
Investment in subsidiaries	35,211	—	—	(35,211)	—
Total noncurrent assets	35,763	11,520	5,260	(35,211)	17,332
Total assets	$40,937	$19,135	$10,633	$(35,211)	$35,494
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Customer advances and deposits	$—	$3,493	$3,091	$—	$6,584
Other current liabilities	868	3,644	1,163	—	5,675
Total current liabilities	868	7,137	4,254	—	12,259
Noncurrent liabilities:
Long-term debt	3,883	25	—	—	3,908
Other liabilities	2,333	2,007	486	—	4,826
Total noncurrent liabilities	6,216	2,032	486	—	8,734
Intercompany	19,352	(19,956)	604	—	—
Shareholders’ equity:
Common stock	482	6	3,570	(3,576)	482
Other shareholders’ equity	14,019	29,916	1,719	(31,635)	14,019
Total shareholders’ equity	14,501	29,922	5,289	(35,211)	14,501
Total liabilities and shareholders’ equity	$40,937	$19,135	$10,633	$(35,211)	$35,494

R. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$(296)	$2,798	$1,226	$—	$3,728
Cash flows from investing activities:
Capital expenditures	(71)	(409)	(41)	—	(521)
Purchases of held-to-maturity securities	(500)	—	—	—	(500)
Other, net	3	(74)	(10)	—	(81)
Net cash used by investing activities	(568)	(483)	(51)	—	(1,102)
Cash flows from financing activities:
Purchases of common stock	(3,382)	—	—	—	(3,382)
Dividends paid	(822)	—	—	—	(822)
Proceeds from options exercises	547	—	—	—	547
Other, net	83	(1)	—	—	82
Net cash used by financing activities	(3,574)	(1)	—	—	(3,575)
Net cash provided by discontinued operations	36	—	—	—	36
Cash sweep/funding by parent	2,759	(2,314)	(445)	—	—
Net decrease in cash and equivalents	(1,643)	—	730	—	(913)
Cash and equivalents at beginning of year	4,179	—	1,122	—	5,301
Cash and equivalents at end of year	$2,536	$—	$1,852	$—	$4,388
Year Ended December 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$(454)	$2,810	$755	$—	$3,111
Cash flows from investing activities:
Capital expenditures	(1)	(381)	(54)	—	(436)
Other, net	3	59	11	—	73
Net cash used by investing activities	2	(322)	(43)	—	(363)
Cash flows from financing activities:
Purchases of common stock	(740)	—	—	—	(740)
Dividends paid	(591)	—	—	—	(591)
Proceeds from option exercises	583	—	—	—	583
Other, net	23	—	—	—	23
Net cash used by financing activities	(725)	—	—	—	(725)
Net cash used by discontinued operations	(18)	—	—	—	(18)
Cash sweep/funding by parent	3,074	(2,488)	(586)	—	—
Net increase in cash and equivalents	1,879	—	126	—	2,005
Cash and equivalents at beginning of year	2,300	—	996	—	3,296
Cash and equivalents at end of year	$4,179	$—	$1,122	$—	$5,301
* Continuing operations only.

R. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2012	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$(541)	$2,850	$297	$—	$2,606
Cash flows from investing activities:
Capital expenditures	(2)	(390)	(44)	—	(436)
Business acquisitions, net of cash acquired	(121)	(297)	(26)	—	(444)
Other, net	221	(1)	18	—	238
Net cash used by investing activities	98	(688)	(52)	—	(642)
Cash flows from financing activities:
Repayment of fixed-rate notes	(2,400)	—	—	—	(2,400)
Proceeds from fixed-rate notes	2,382	—	—	—	2,382
Dividends paid	(893)	—	—	—	(893)
Purchases of common stock	(602)	—	—	—	(602)
Other, net	154	(21)	(2)	—	131
Net cash used by financing activities	(1,359)	(21)	(2)	—	(1,382)
Net cash provided by discontinued operations	65	—	—	—	65
Cash sweep/funding by parent	2,465	(2,141)	(324)	—	—
Net increase in cash and equivalents	728	—	(81)	—	647
Cash and equivalents at beginning of period	1,572	—	1,077	—	2,649
Cash and equivalents at end of period	$2,300	$—	$996	$—	$3,296
* Continuing operations only.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of General Dynamics Corporation:
We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2014. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2014, and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Dynamics Corporation’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 9, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
McLean, Virginia
February 9, 2015

SUPPLEMENTARY DATA
(UNAUDITED)

(Dollars in millions, except per-share amounts)	2013				2014
	1Q	2Q	3Q	4Q (a)	1Q	2Q (b)	3Q	4Q (c)
Revenues	$7,314	$7,834	$7,735	$8,047	$7,265	$7,474	$7,751	$8,362
Operating earnings	843	961	961	924	874	949	999	1,067
Earnings from continuing operations	570	640	652	624	596	646	694	737
Discontinued operations	1	—	(1)	(129)	(1)	(105)	2	(36)
Net earnings	$571	$640	$651	$495	$595	$541	$696	$701
Earnings per share - Basic (d):
Continuing operations	$1.62	$1.82	$1.86	$1.78	$1.74	$1.92	$2.09	$2.23
Discontinued operations	—	—	—	(0.37)	—	(0.31)	0.01	(0.11)
Net earnings	$1.62	$1.82	$1.86	$1.41	$1.74	$1.61	$2.10	$2.12
Earnings per share - Diluted (d):
Continuing operations	$1.62	$1.81	$1.84	$1.76	$1.71	$1.88	$2.05	$2.19
Discontinued operations	—	—	—	(0.36)	—	(0.30)	0.01	(0.10)
Net earnings	$1.62	$1.81	$1.84	$1.40	$1.71	$1.58	$2.06	$2.09
Market price range:
High	$72.01	$79.48	$89.94	$95.76	$113.57	$121.68	$130.17	$146.13
Low	64.47	65.37	77.40	83.61	93.85	104.22	114.04	114.73
Dividends declared	$0.56	$0.56	$0.56	$0.56	$0.62	$0.62	$0.62	$0.62
Quarterly data are based on a 13-week period. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year.
(a)Fourth-quarter 2013 includes $129 loss, net of tax, in discontinued operations from the settlement of the A-12 litigation.
(b)Second-quarter 2014 includes $105 loss, net of tax, in discontinued operations primarily to write down the net assets of our held-for-sale axle business to their estimated fair value.
(c)Fourth-quarter 2014 includes $36 loss, net of tax, in discontinued operations primarily to true up the loss on the sale of the axle business completed in January 2015.
(d)The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods. Diluted EPS in 2014 includes contingently issuable shares associated with our accelerated share repurchase program that was completed in the fourth quarter of 2014.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective.
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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control (COSO) – Integrated Framework (2013). Based on our evaluation we believe that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of General Dynamics Corporation:
We have audited General Dynamics Corporation’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2014 and 2013, and the related Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), Cash Flows and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2014, and our report dated February 9, 2015, expressed an unqualified opinion on those Consolidated Financial Statements.

KPMG LLP
McLean, Virginia
February 9, 2015

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be set forth herein, except for the information included under Executive Officers of the Company in Part I, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Our Culture of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2015 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

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
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements (A to R)

2. Exhibits

See Index on pages 97 through 99 of this Annual Report on Form 10-K for the year ended December 31, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
Kimberly A. Kuryea
Vice President and Controller

Dated: February 9, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 9, 2015, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Chairman, Chief Executive Officer and Director
Phebe N. Novakovic	(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
Jason W. Aiken	(Principal Financial Officer)

Vice President and Controller
Kimberly A. Kuryea	(Principal Accounting Officer)

*
Mary T. Barra	Director

*
Nicholas D. Chabraja	Director

*
James S. Crown	Director

*
Rudy F. deLeon	Director

*
William P. Fricks	Director

*
John M. Keane	Director

*
Lester L. Lyles	Director

*
James N. Mattis	Director

*
William A. Osborn	Director

*
Laura J. Schumacher	Director

*
Robert Walmsley	Director

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

3.2
Amended and Restated Bylaws of General Dynamics Corporation (as amended effective February 4, 2009) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission February 5, 2009)

4.1
Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.2
Sixth Supplemental Indenture dated as of July 12, 2011, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission July 12, 2011)

4.3
Seventh Supplemental Indenture dated as of November 6, 2012, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission November 6, 2012)

10.1*
General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159038) filed with the Commission May 7, 2009)

10.2*
Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.3*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.4*
General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-181124) filed with the Commission May 3, 2012)

10.5*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.6*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the General Dynamics Corporation Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 30, 2014, filed with the Commission April 23, 2014)

10.7*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.8*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the General Dynamics Corporation Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 30, 2014, filed with the Commission April 23, 2014)

10.9*
Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.10*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.11*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the General Dynamics Corporation Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 30, 2014, filed with the Commission April 23, 2014)

10.12*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

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

10.15*
General Dynamics Corporation Supplemental Savings Plan, amended and restated effective as of January 1, 2014 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Commission on February 7, 2014)

10.16*	Amendment to General Dynamics Corporation Supplemental Savings Plan, effective January 5, 2015**

10.17*
Form of Severance Protection Agreement entered into by substantially all executive officers elected prior to April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.18*
Form of Severance Protection Agreement entered into by substantially all executive officers elected on or after April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Commission February 19, 2010)

10.19*
General Dynamics Corporation Supplemental Retirement Plan, restated effective January 1, 2010 (incorporating amendments through March 31, 2011) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended April 3, 2011, filed with the Commission May 3, 2011)

10.20*	Amendment to General Dynamics Corporation Supplemental Retirement Plan, effective January 5, 2015**

21	Subsidiaries**

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data File**

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
** Filed herewith.