Form 10-Q
period 2015-04-05
GENERAL DYNAMICS CORP
filed 2015-04-29
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
328,732,777 shares of the registrant’s common stock, $1 par value per share, were outstanding on April 5, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 5, 2015	March 30, 2014
Revenues:
Products	$4,932	$4,438
Services	2,852	2,827
	7,784	7,265
Operating costs and expenses:
Products	3,819	3,464
Services	2,435	2,436
General and administrative (G&A)	503	491
	6,757	6,391
Operating earnings	1,027	874
Interest, net	(21)	(22)
Other, net	3	1
Earnings from continuing operations before income tax	1,009	853
Provision for income tax, net	293	257
Earnings from continuing operations	716	596
Discontinued operations, net of tax of ($1) in 2014	—	(1)
Net earnings	$716	$595

Earnings per share
Basic:
Continuing operations	$2.18	$1.74
Discontinued operations	—	—
Net earnings	$2.18	$1.74
Diluted:
Continuing operations	$2.14	$1.71
Discontinued operations	—	—
Net earnings	$2.14	$1.71
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 5, 2015	March 30, 2014
Net earnings	$716	$595
(Losses) gains on cash flow hedges	(383)	4
Unrealized gains on securities	2	3
Foreign currency translation adjustments	(104)	(65)
Change in retirement plans' funded status	97	61
Other comprehensive (loss) income, pretax	(388)	3
(Benefit) provision for income tax, net	(104)	21
Other comprehensive loss, net of tax	(284)	(18)
Comprehensive income	$432	$577
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in millions)	April 5, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$4,412	$4,388
Accounts receivable	3,661	4,050
Contracts in process	4,444	4,591
Inventories	3,397	3,221
Other current assets	438	1,157
Total current assets	16,352	17,407
Noncurrent assets:
Property, plant and equipment, net	3,323	3,329
Intangible assets, net	893	912
Goodwill	11,699	11,731
Other assets	2,118	1,976
Total noncurrent assets	18,033	17,948
Total assets	$34,385	$35,355
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1	$501
Accounts payable	2,266	2,057
Customer advances and deposits	6,487	7,335
Other current liabilities	4,358	3,858
Total current liabilities	13,112	13,751
Noncurrent liabilities:
Long-term debt	3,410	3,410
Other liabilities	6,343	6,365
Commitments and contingencies (See Note L)
Total noncurrent liabilities	9,753	9,775
Shareholders' equity:
Common stock	482	482
Surplus	2,588	2,548
Retained earnings	21,615	21,127
Treasury stock	(9,949)	(9,396)
Accumulated other comprehensive loss	(3,216)	(2,932)
Total shareholders' equity	11,520	11,829
Total liabilities and shareholders' equity	$34,385	$35,355
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 5, 2015	March 30, 2014
Cash flows from operating activities - continuing operations:
Net earnings	$716	$595
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	94	95
Amortization of intangible assets	30	30
Stock-based compensation expense	40	27
Excess tax benefit from stock-based compensation	(30)	(32)
Deferred income tax provision	(8)	36
Discontinued operations, net of tax	—	1
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	388	119
Contracts in process	152	(94)
Inventories	(183)	(21)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	210	(29)
Customer advances and deposits	(871)	(165)
Income taxes payable	251	150
Other current liabilities	(38)	(173)
Other, net	(6)	(117)
Net cash provided by operating activities	745	422
Cash flows from investing activities - continuing operations:
Maturities of held-to-maturity securities	500	—
Capital expenditures	(98)	(87)
Other, net	94	10
Net cash provided (used) by investing activities	496	(77)
Cash flows from financing activities - continuing operations:
Purchases of common stock	(620)	(1,430)
Repayment of fixed-rate notes	(500)	—
Dividends paid	(206)	(198)
Proceeds from option exercises	87	249
Other, net	30	32
Net cash used by financing activities	(1,209)	(1,347)
Net cash used by discontinued operations	(8)	(3)
Net increase (decrease) in cash and equivalents	24	(1,005)
Cash and equivalents at beginning of period	4,388	5,301
Cash and equivalents at end of period	$4,412	$4,296
Supplemental cash flow information:
Cash payments for:
Income taxes	$53	$67
Interest	$19	$19
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
Balance, December 31, 2014	$482	$2,548	$21,127	$(9,396)	$(2,932)	$11,829
Net earnings	—	—	716	—	—	716
Cash dividends declared	—	—	(228)	—	—	(228)
Stock-based awards	—	40	—	81	—	121
Shares purchased	—	—	—	(634)	—	(634)
Other comprehensive loss	—	—	—	—	(284)	(284)
Balance, April 5, 2015	$482	$2,588	$21,615	$(9,949)	$(3,216)	$11,520

Balance, December 31, 2013	$482	$2,226	$19,428	$(6,450)	$(1,185)	$14,501
Net earnings	—	—	595	—	—	595
Cash dividends declared	—	—	(214)	—	—	(214)
Stock-based awards	—	99	—	205	—	304
Shares purchased	—	—	—	(1,478)	—	(1,478)
Other comprehensive loss	—	—	—	—	(18)	(18)
Balance, March 30, 2014	$482	$2,325	$19,809	$(7,723)	$(1,203)	$13,690
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended April 5, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 5, 2015, and March 30, 2014.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
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
We review and update our contract-related estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the impact of revisions in contract estimates totaled favorable changes of $63 ($0.12) and $38 ($0.07) for the three-month periods ended April 5, 2015, and March 30, 2014, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first quarter of 2015 or 2014.
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

For public companies, ASU 2014-09 is effective in the first quarter of 2017. On April 1, 2015, the FASB proposed a one-year deferral of the standard's effective date, while permitting entities to still adopt one year earlier on the original effective date. A final determination will be made after a public comment period. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition date or method nor have we determined the effect of the standard on our consolidated financial statements as the standard continues to undergo changes.
The required adoption of the ASU will preclude our use of the reallocation method of recognizing revisions in estimated profit on contracts discussed above. As changes in estimated profit will be recognized in the period they are identified (cumulative catch-up method), rather than prospectively over the remaining contract term, we expect that the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
Discontinued Operations. We completed the sale of our axle business in the Combat Systems group in January 2015. The financial statements have been restated to reflect the results of operations of this business in discontinued operations.
Subsequent Events. We have evaluated material events and transactions that have occurred after April 5, 2015, and concluded that none have occurred that require adjustment to or disclosure in the unaudited Consolidated Financial Statements.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
We did not acquire any businesses in the first quarter of 2015. In 2014, our Information Systems and Technology group acquired a provider of IT support to U.S. special operations forces.
The operating results of this acquisition have been included with our reported results since the closing date. The purchase price of this acquisition has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
The changes in the carrying amount of goodwill by reporting unit for the three months ended
April 5, 2015, were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2014 (a)	$2,555	$2,750	$6,137	$289	$11,731
Other (b)	58	(74)	(16)	—	(32)
April 5, 2015	$2,613	$2,676	$6,121	$289	$11,699
(a)Goodwill on December 31, 2014, in the Information Systems and Technology reporting unit is net of $1,994 of accumulated impairment losses.
(b)Consists primarily of adjustments for foreign currency translation.

Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	April 5, 2015			December 31, 2014
Contract and program intangible assets*	$1,654	$(1,148)	$506	$1,652	$(1,123)	$529
Trade names and trademarks	471	(115)	356	462	(113)	349
Technology and software	129	(98)	31	130	(97)	33
Other intangible assets	154	(154)	—	154	(153)	1
Total intangible assets	$2,408	$(1,515)	$893	$2,398	$(1,486)	$912
* Consists of acquired backlog and probable follow-on work and related customer relationships.

Amortization expense was $30 for the three-month periods ended April 5, 2015, and March 30, 2014. We expect to record amortization expense of $120 in 2015.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased throughout 2015 and 2014 due to share repurchases. See Note J for additional details of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted shares and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 5, 2015	March 30, 2014
Basic weighted average shares outstanding	329,154	342,232
Dilutive effect of stock options and restricted stock/RSUs*	5,528	5,016
Diluted weighted average shares outstanding	334,682	347,248
* Excludes the following outstanding options to purchase shares of common stock because these options had exercise prices in excess of the average market price of our common stock during the period and therefore the effect of including these options would be antidilutive: 2015 - 722 and 2014 - 4,790.

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
We did not have any significant non-financial assets or liabilities measured at fair value on April 5, 2015, or December 31, 2014, except for the assets of our axle business that were classified as held for sale on December 31, 2014, and were measured at fair value using Level 3 inputs.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on April 5, 2015, and December 31, 2014, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	April 5, 2015
Available-for-sale securities	$188	$188	$120	$68
Derivatives	(673)	(673)	—	(673)
Long-term debt, including current portion	(3,411)	(3,433)	—	(3,433)

	December 31, 2014
Held-to-maturity marketable securities	$500	$500	$10	$490
Available-for-sale securities	188	188	123	65
Derivatives	(276)	(276)	—	(276)
Long-term debt, including current portion	(3,911)	(3,911)	—	(3,911)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on April 5, 2015, or December 31, 2014.

E. INCOME TAXES
Net Deferred Tax Assets. Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	April 5, 2015	December 31, 2014
Current deferred tax asset	$15	$16
Current deferred tax liability	(739)	(729)
Noncurrent deferred tax asset	1,559	1,439
Noncurrent deferred tax liability	(85)	(82)
Net deferred tax asset	$750	$644
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on April 5, 2015, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	April 5, 2015	December 31, 2014
Contract costs and estimated profits	$7,390	$7,494
Other contract costs	1,061	1,064
	8,451	8,558
Advances and progress payments	(4,007)	(3,967)
Total contracts in process	$4,444	$4,591
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

Inventories consisted of the following:

	April 5, 2015	December 31, 2014
Work in process	$1,980	$1,828
Raw materials	1,327	1,290
Finished goods	23	28
Pre-owned aircraft	67	75
Total inventories	$3,397	$3,221

H. DEBT
Debt consisted of the following:

		April 5, 2015	December 31, 2014
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$—	$500
July 2016	2.250%	500	500
November 2017	1.000%	897	897
July 2021	3.875%	499	499
November 2022	2.250%	992	992
November 2042	3.600%	498	498
Other	Various	25	25
Total debt		3,411	3,911
Less current portion		1	501
Long-term debt		$3,410	$3,410
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries (see Note O for condensed consolidating financial statements). We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts. In January 2015, we repaid $500 of fixed-rate notes on their scheduled maturity date.
On April 5, 2015, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2016 and a $1 billion multi-year facility expiring in July 2018. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $115 in committed bank credit facilities to provide backup liquidity to our European businesses.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants on April 5, 2015.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	April 5, 2015	December 31, 2014
Deferred income taxes	$739	$729
Fair value of cash flow hedges	722	292
Salaries and wages	601	718
Workers' compensation	417	420
Retirement benefits	306	309
Other (a)	1,573	1,390
Total other current liabilities	$4,358	$3,858

Retirement benefits	$4,595	$4,596
Customer deposits on commercial contracts	594	617
Deferred income taxes	85	82
Other (b)	1,069	1,070
Total other liabilities	$6,343	$6,365
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation and liabilities of discontinued operations.
The increase in the fair value of our cash flow hedge liabilities from December 31, 2014, to April 5, 2015, largely corresponds to the unrecognized losses on cash flow hedges deferred in accumulated other comprehensive loss (AOCL). These losses will be deferred in AOCL until the underlying transaction is reflected in earnings, at which time we believe the losses will be offset by corresponding gains in the remeasurement of the underlying transactions being hedged.

J. SHAREHOLDERS' EQUITY
Share Repurchases. In the first three months of 2015, we repurchased approximately 4.7 million of our outstanding shares for $634. On February 9, 2015, with shares from the prior authorization largely exhausted, the board of directors authorized management to repurchase 10 million additional shares of common stock on the open market. On April 5, 2015, 7.7 million shares remained authorized by our board of directors for repurchase, approximately 2 percent of our total shares outstanding. We repurchased 29 million shares for a total of approximately $3.4 billion in 2014, including 14 million shares in the first three months of 2014.
Dividends per Share. Dividends declared per share were $0.69 and $0.62 and for the three-month periods ended April 5, 2015, and March 30, 2014, respectively. Cash dividends paid were $206 and $198 for the three-month periods ended April 5, 2015 and March 30, 2014, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of AOCL consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2014	$(173)	$22	$541	$(3,322)	$(2,932)
Other comprehensive loss, pretax	(383)	2	(104)	97	(388)
Benefit for income tax, net	(135)	2	(5)	34	(104)
Other comprehensive loss, net of tax	(248)	—	(99)	63	(284)
Balance, April 5, 2015	$(421)	$22	$442	$(3,259)	$(3,216)

	Gains on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2013	$9	$15	$974	$(2,183)	$(1,185)
Other comprehensive income, pretax	4	3	(65)	61	3
Provision for income tax, net	1	1	(1)	20	21
Other comprehensive loss, net of tax	3	2	(64)	41	(18)
Balance, March 30, 2014	$12	$17	$910	$(2,142)	$(1,203)

Amounts reclassified out of AOCL related primarily to changes in retirement plans' funded status and consisted of pretax recognized net actuarial losses of $112 and $76 for the three-month periods ended April 5, 2015, and March 30, 2014, respectively. This was partially offset by pretax amortization of prior service credit of $18 and $17 for the three-month periods ended April 5, 2015, and March 30, 2014, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note M for additional details.

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
We had $9 billion in notional forward exchange contracts outstanding on April 5, 2015, and $9.1 billion on December 31, 2014. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
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
Net gains and losses recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three-month periods ended April 5, 2015, and March 30, 2014. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three-month periods ended April 5, 2015, and March 30, 2014, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on April 5, 2015, or December 31, 2014.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On April 5, 2015, we held $4.4 billion in cash and equivalents, but held no marketable securities.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating our non-U.S. operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 5, 2015, or March 30, 2014. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three months of either 2015 or 2014.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $972 on April 5, 2015. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended April 5, 2015, and March 30, 2014, were as follows:

Three Months Ended	April 5, 2015	March 30, 2014
Beginning balance	$428	$354
Warranty expense	31	33
Payments	(29)	(14)
Ending balance	$430	$373

M. RETIREMENT PLANS
We provide defined-contribution benefits, as well as some remaining defined-benefit pension and other post-retirement benefits.
Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three-month periods ended April 5, 2015, and March 30, 2014, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 5, 2015	March 30, 2014	April 5, 2015	March 30, 2014
Service cost	$57	$48	$3	$3
Interest cost	133	133	11	13
Expected return on plan assets	(174)	(164)	(8)	(8)
Recognized net actuarial loss	110	74	2	2
Amortization of prior service credit	(17)	(17)	(1)	—
Net periodic cost	$109	$74	$7	$10
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

N. BUSINESS GROUP INFORMATION
We operate in four business groups: Aerospace, Combat Systems, Information Systems and Technology and Marine Systems. We organize our business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; communication and information technology systems and solutions; and military and commercial shipbuilding and services, respectively. We measure each group’s profit based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our business groups.
Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	April 5, 2015	March 30, 2014	April 5, 2015	March 30, 2014
Aerospace	$2,108	$2,125	$431	$404
Combat Systems	1,363	1,258	204	139
Information Systems and Technology	2,370	2,281	217	183
Marine Systems	1,943	1,601	188	166
Corporate*	—	—	(13)	(18)
	$7,784	$7,265	$1,027	$874

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended April 5, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,768	$1,016	$—	$7,784
Cost of sales	1	5,462	791	—	6,254
G&A	12	416	75	—	503
Operating earnings	(13)	890	150	—	1,027
Interest, net	(23)	1	1	—	(21)
Other, net	1	2	—	—	3
Earnings before income tax	(35)	893	151	—	1,009
Provision for income tax, net	(25)	290	28	—	293
Equity in net earnings of subsidiaries	726	—	—	(726)	—
Net earnings	$716	$603	$123	$(726)	$716
Comprehensive income	$432	$606	$(224)	$(382)	$432
Three Months Ended March 30, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,393	$872	$—	$7,265
Cost of sales	6	5,198	696	—	5,900
G&A	14	368	109	—	491
Operating earnings	(20)	827	67	—	874
Interest, net	(22)	—	—	—	(22)
Other, net	—	—	1	—	1
Earnings before income tax	(42)	827	68	—	853
Provision for income tax, net	(9)	249	17	—	257
Discontinued operations, net of tax	(1)	—	—	—	(1)
Equity in net earnings of subsidiaries	629	—	—	(629)	—
Net earnings	$595	$578	$51	$(629)	$595
Comprehensive income	$577	$572	$4	$(576)	$577

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

April 5, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,599	$—	$1,813	$—	$4,412
Accounts receivable	—	1,310	2,351	—	3,661
Contracts in process	546	2,787	1,111	—	4,444
Inventories
Work in process	—	1,969	11	—	1,980
Raw materials	—	1,293	34	—	1,327
Finished goods	—	18	5	—	23
Pre-owned aircraft	—	67	—	—	67
Other current assets	81	207	150	—	438
Total current assets	3,226	7,651	5,475	—	16,352
Noncurrent assets:
Property, plant and equipment	150	6,119	1,095	—	7,364
Accumulated depreciation of PP&E	(54)	(3,312)	(675)	—	(4,041)
Intangible assets	—	1,482	926	—	2,408
Accumulated amortization of intangible assets	—	(1,065)	(450)	—	(1,515)
Goodwill	—	8,122	3,577	—	11,699
Other assets	1,611	249	258	—	2,118
Investment in subsidiaries	38,078	—	—	(38,078)	—
Total noncurrent assets	39,785	11,595	4,731	(38,078)	18,033
Total assets	$43,011	$19,246	$10,206	$(38,078)	$34,385
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$1	$—	$—	$1
Customer advances and deposits	—	3,373	3,114	—	6,487
Other current liabilities	1,444	3,424	1,756	—	6,624
Total current liabilities	1,444	6,798	4,870	—	13,112
Noncurrent liabilities:
Long-term debt	3,387	23	—	—	3,410
Other liabilities	3,487	2,369	487	—	6,343
Total noncurrent liabilities	6,874	2,392	487	—	9,753
Intercompany	23,173	(22,580)	(593)	—	—
Shareholders' equity:
Common stock	482	6	2,043	(2,049)	482
Other shareholders' equity	11,038	32,630	3,399	(36,029)	11,038
Total shareholders' equity	11,520	32,636	5,442	(38,078)	11,520
Total liabilities and shareholders' equity	$43,011	$19,246	$10,206	$(38,078)	$34,385

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,536	$—	$1,852	$—	$4,388
Accounts receivable	—	1,379	2,671	—	4,050
Contracts in process	542	2,966	1,083	—	4,591
Inventories
Work in process	—	1,818	10	—	1,828
Raw materials	—	1,260	30	—	1,290
Finished goods	—	20	8	—	28
Pre-owned aircraft	—	75	—	—	75
Other current assets	781	215	161	—	1,157
Total current assets	3,859	7,733	5,815	—	17,407
Noncurrent assets:
Property, plant and equipment	148	6,035	1,109	—	7,292
Accumulated depreciation of PP&E	(52)	(3,246)	(665)	—	(3,963)
Intangible assets	—	1,484	914	—	2,398
Accumulated amortization of intangible assets	—	(1,042)	(444)	—	(1,486)
Goodwill	—	8,095	3,636	—	11,731
Other assets	1,479	213	284	—	1,976
Investment in subsidiaries	37,449	—	—	(37,449)	—
Total noncurrent assets	39,024	11,539	4,834	(37,449)	17,948
Total assets	$42,883	$19,272	$10,649	$(37,449)	$35,355
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,529	3,806	—	7,335
Other current liabilities	1,298	3,511	1,106	—	5,915
Total current liabilities	1,798	7,041	4,912	—	13,751
Noncurrent liabilities:
Long-term debt	3,386	24	—	—	3,410
Other liabilities	3,514	2,369	482	—	6,365
Total noncurrent liabilities	6,900	2,393	482	—	9,775
Intercompany	22,356	(22,557)	201	—	—
Shareholders' equity:
Common stock	482	6	2,043	(2,049)	482
Other shareholders' equity	11,347	32,389	3,011	(35,400)	11,347
Total shareholders' equity	11,829	32,395	5,054	(37,449)	11,829
Total liabilities and shareholders' equity	$42,883	$19,272	$10,649	$(37,449)	$35,355

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended April 5, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities *	$(101)	$760	$86	$—	$745
Cash flows from investing activities:
Maturities of held-to-maturity securities	500	—	—	—	500
Capital expenditures	(2)	(89)	(7)	—	(98)
Other, net	1	93	—	—	94
Net cash provided by investing activities	499	4	(7)	—	496
Cash flows from financing activities:
Purchases of common stock	(620)	—	—	—	(620)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(206)	—	—	—	(206)
Proceeds from option exercises	87	—	—	—	87
Other, net	30	—	—	—	30
Net cash used by financing activities	(1,209)	—	—	—	(1,209)
Net cash used by discontinued operations	(8)	—	—	—	(8)
Cash sweep/funding by parent	882	(764)	(118)	—	—
Net increase in cash and equivalents	63	—	(39)	—	24
Cash and equivalents at beginning of period	2,536	—	1,852	—	4,388
Cash and equivalents at end of period	$2,599	$—	$1,813	$—	$4,412
Three Months Ended March 30, 2014
Net cash provided by operating activities *	$(65)	$669	$(182)	$—	$422
Net cash used by investing activities	—	(68)	(9)	—	(77)
Cash flows from financing activities:
Purchases of common stock	(1,430)	—	—	—	(1,430)
Other, net	83	—	—	—	83
Net cash used by financing activities	(1,347)	—	—	—	(1,347)
Net cash used by discontinued operations	(3)	—	—	—	(3)
Cash sweep/funding by parent	609	(601)	(8)	—	—
Net increase in cash and equivalents	(806)	—	(199)	—	(1,005)
Cash and equivalents at beginning of period	4,180	—	1,121	—	5,301
Cash and equivalents at end of period	$3,374	$—	$922	$—	$4,296

* Continuing operations only

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; communications and information technology systems and solutions; and shipbuilding. We operate globally through four business groups: Aerospace, Combat Systems, Information Systems and Technology, and Marine Systems. Our primary customer is the U.S. government, including the Department of Defense, other U.S. government customers and the intelligence community. We also do significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business aircraft. The following discussion should be read in conjunction with our 2014 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q. The unaudited Consolidated Financial Statements have been restated to reflect the results of operations of our axle business in discontinued operations (for further discussion, see Note A to the unaudited Consolidated Financial Statements).

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important to evaluate our operating results. We recognize the majority of our revenues using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenues and operating costs in our business groups.
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
CONSOLIDATED OVERVIEW

Three Months Ended	April 5, 2015	March 30, 2014	Variance
Revenues	$7,784	$7,265	$519	7.1%
Operating costs and expenses	6,757	6,391	(366)	(5.7)%
Operating earnings	1,027	874	153	17.5%
Operating margins	13.2%	12.0%
Our revenues increased in the first quarter of 2015 compared with the prior-year period. Revenues were up in all of our defense business groups for the first time in over four years. The largest increase was in the Marine Systems group where higher ship construction, engineering and repair activity led to 21 percent year-over-year growth. Revenues were essentially flat in our Aerospace group.
Operating costs and expenses increased less than revenues, resulting in higher operating earnings and margins. The 120 basis point increase in operating margins was largely due to improved performance in the Combat Systems and Information Systems and Technology groups.

REVIEW OF BUSINESS GROUPS
Following is a discussion of operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed for specific lines of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the types of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the group's results. Information regarding our business groups also can be found in Note N to the unaudited Consolidated Financial Statements.

AEROSPACE

Three Months Ended	April 5, 2015	March 30, 2014	Variance
Revenues	$2,108	$2,125	$(17)	(0.8)%
Operating earnings	431	404	27	6.7%
Operating margin	20.4%	19.0%

Gulfstream aircraft deliveries (in units):
Green	34	35	(1)	(2.9)%
Outfitted	32	39	(7)	(17.9)%
Operating Results
The change in the Aerospace group's revenues in the first quarter of 2015 consisted of the following:

Aircraft manufacturing, outfitting and completions	$(26)
Pre-owned aircraft	8
Aircraft services	1
Total decrease	$(17)
Aircraft manufacturing, outfitting and completions revenues declined slightly in the first quarter of 2015 primarily due to fewer deliveries of outfitted large-cabin aircraft.
The increase in the group's operating earnings in the first quarter of 2015 consisted of the following:

Aircraft manufacturing, outfitting and completions	$38
Pre-owned aircraft	(1)
Aircraft services	5
G&A/other expenses	(15)
Total increase	$27
Aircraft manufacturing, outfitting and completions earnings were up from operating improvements and a favorable supplier settlement associated with aircraft component design and delivery delays. In addition, the group's services performance was very strong in the quarter due to a favorable mix of work. Absent these factors, the group's margins would have been lower, primarily driven by the timing of G&A expenses.
Outlook
As noted in our 2014 Form 10-K, we expect an increase of approximately 8 percent in the group's full-year revenues in 2015 compared with 2014 as a result of Gulfstream aircraft deliveries. Operating margins are expected to be around 18 percent, down somewhat from 2014 primarily due to higher net R&D expenses, aircraft manufacturing mix and more pre-owned aircraft sales.

COMBAT SYSTEMS

Three Months Ended	April 5, 2015	March 30, 2014	Variance
Revenues	$1,363	$1,258	$105	8.3%
Operating earnings	204	139	65	46.8%
Operating margins	15.0%	11.0%
Operating Results
The change in the Combat Systems group's revenues in the first quarter of 2015 consisted of the following:

International military vehicles	$127
U.S. military vehicles	(21)
Weapon systems and munitions	(1)
Total increase	$105
Revenues from international military vehicles were up in the first quarter of 2015 as work ramped up on a contract with the Government of Canada’s Canadian Commercial Corporation for a Middle Eastern customer and another with the British Army for Specialist Vehicle (SV) platforms. U.S. military vehicle revenues were down slightly due to the completion of the Ground Combat Vehicle (GCV) design and development program.
The Combat Systems group's operating margins increased 400 basis points in the first quarter of 2015. Operating margins were up across the group, largely as a result of reduced overhead costs following restructuring activities completed in 2014 and strong operating performance. Operating results in the first quarter of 2014 included $29 of restructuring charges in our European military vehicles business, primarily for employee severance.
Outlook
As noted in our 2014 Form 10-K, we expect the Combat Systems group’s revenues and operating margins in 2015 to be consistent with 2014 as growth on our international military vehicle contracts offsets some scheduled reductions in spending on several U.S. military production programs.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	April 5, 2015	March 30, 2014	Variance
Revenues	$2,370	$2,281	$89	3.9%
Operating earnings	217	183	34	18.6%
Operating margins	9.2%	8.0%
Operating Results
The change in the Information Systems and Technology group's revenues in the first quarter of 2015 consisted of the following:

C4ISR solutions*	$46
Information technology (IT) services	43
Total increase	$89
*    Command, control, communications, computing (C4), intelligence, surveillance and reconnaissance (ISR) solutions

Revenues increased in the first quarter of 2015 in the C4ISR solutions business primarily as a result of higher volume on the Common Hardware Systems-4 (CHS-4) program and increased demand for encryption products. Revenues increased in the first three months of 2015 in our IT services business due to increased contact-center services work for the Centers for Medicare & Medicaid Services and the late 2014 acquisition of a provider of IT support to U.S. special operations forces.
The group's operating margins increased 120 basis points in the first quarter of 2015, the result of improved operating performance, favorable contract mix and ongoing cost-reduction efforts, including the consolidation of two businesses in the group effective in January of 2015.
Outlook
As noted in our 2014 Form 10-K, we expect 2015 full-year revenues in the Information Systems and Technology group to decrease approximately 5.5 percent from 2014. Operating margins are expected to improve to slightly more than 9 percent.
MARINE SYSTEMS

Three Months Ended	April 5, 2015	March 30, 2014	Variance
Revenues	$1,943	$1,601	$342	21.4%
Operating earnings	188	166	22	13.3%
Operating margins	9.7%	10.4%

Operating Results
The change in the Marine Systems group’s revenues in the first quarter of 2015 consisted of the following:

Navy ship construction	$186
Navy ship engineering, repair and other services	69
Commercial ship construction	87
Total increase	$342
The increase in Navy ship construction revenues in 2015 is primarily due to higher volume on the Virginia-class program, including long-lead materials for the Block IV contract awarded in the second quarter of 2014. Revenues for Navy ship engineering, repair and other services increased in the first quarter of 2015 because of development work on the next-generation ballistic-missile submarine and surface-ship repair operations. Commercial ship construction revenues increased in the first quarter of 2015 as work ramped up on the group's construction of Jones Act ships.
Operating margins decreased somewhat in the first quarter of 2015 primarily due to a shift in contract mix to the Block IV Virginia-class and commercial ship contracts and continued construction on the DDG-1000 program and two of the DDG-51 ships in the Navy's restart of the program.
Outlook
As noted in our 2014 Form 10-K, we expect the Marine Systems group’s 2015 full-year revenues to increase approximately 2 to 2.5 percent from 2014, primarily due to higher revenues on the Virginia-class program. Operating margins are expected to remain in the mid-9 percent range.

CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate costs totaled $13 in the first quarter of 2015 compared with $18 in the first quarter of 2014. We expect 2015 full-year Corporate costs of approximately $65 to $70.

OTHER INFORMATION
PRODUCT REVENUES AND OPERATING COSTS

Three Months Ended	April 5, 2015	March 30, 2014	Variance
Revenues	$4,932	$4,438	$494	11.1%
Operating costs	3,819	3,464	355	10.2%

The change in product revenues in the first quarter of 2015 consisted of the following:

Ship construction	$270
Military vehicle production	166
Other, net	58
Total increase	$494
Ship construction revenues increased in the first quarter of 2015 due to higher volume on the Virginia-class submarine program and commercial Jones Act ships. Military vehicle production revenues increased as work ramped up on two large non-U.S. programs awarded in 2014.
Product operating costs were higher in the first quarter of 2015 primarily due to volume on the programs described above.
SERVICE REVENUES AND OPERATING COSTS

Three Months Ended	April 5, 2015	March 30, 2014	Variance
Revenues	$2,852	$2,827	$25	0.9%
Operating costs	2,435	2,436	(1)	—%

The change in service revenues in the first quarter of 2015 consisted of the following:

Navy engineering, repair and other services	$72
Military vehicle services	(58)
Other, net	11
Total increase	$25
Navy engineering, repair and other services revenues increased in the first quarter of 2015 due to increased development work on the next-generation ballistic-missile submarine and higher surface-ship repair volume. Military vehicle services revenues decreased due to the completion of the Ground Combat Vehicle (GCV) design and development program.

Service operating costs were essentially flat in the first quarter of 2015 as there was little change in the overall volume of services.

OTHER INFORMATION
G&A Expenses
As a percentage of revenues, G&A expenses were 6.5 percent and 6.8 percent in the first three months of 2015 and 2014, respectively. G&A expenses in the first quarter of 2014 were negatively impacted by $29 of severance-related charges in our European military vehicles business in the Combat systems group. We expect G&A expenses in 2015 to be approximately 6.5 percent of revenues.
Interest, Net
Net interest expense was $21 in the first three months of 2015, compared with $22 in the same period in 2014. We expect full-year 2015 net interest expense to be $82, compared with $86 in 2014.
Provision for Income Tax, Net
Our effective tax rate was 29 percent in the first three months of 2015, compared with 30.1 percent in the prior-year period. The effective tax rate in the first three months of 2015 was favorably impacted by approval received in the first quarter of a research and development tax credit refund request. We anticipate the full-year effective tax rate to be approximately 29.5 percent in 2015.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $70.5 billion at the end of the first quarter of 2015, down 3 percent from $72.4 billion on December 31, 2014. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $96.1 billion on April 5, 2015.
Estimated potential contract value includes work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts. Contract options in our defense business represent agreements to perform additional work under existing contracts at the election of the customer. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value. We recognize options in backlog when the customer exercises the option and establishes a firm order. In the Aerospace group, estimated potential contract value primarily represents options to purchase new aircraft and long-term agreements with fleet customers.

The following table details the backlog and the estimated potential contract value of each business group at the end of the first quarter of 2015 and fourth quarter of 2014:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	April 5, 2015
Aerospace	$12,947	$147	$13,094	$2,699	$15,793
Combat Systems	18,942	462	19,404	5,459	24,863
Information Systems and Technology	6,842	1,815	8,657	15,296	23,953
Marine Systems	17,248	12,138	29,386	2,143	31,529
Total	$55,979	$14,562	$70,541	$25,597	$96,138

	December 31, 2014
Aerospace	$13,115	$117	$13,232	$2,734	$15,966
Combat Systems	19,292	506	19,798	5,522	25,320
Information Systems and Technology	7,070	1,539	8,609	16,115	24,724
Marine Systems	13,452	17,319	30,771	2,311	33,082
Total	$52,929	$19,481	$72,410	$26,682	$99,092

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services.
The group ended the first quarter of 2015 with backlog of $13.1 billion, compared with $13.2 billion at year-end 2014. Orders for Gulfstream aircraft were up slightly compared to the first quarter of 2014 and reflected demand across our product portfolio. In addition, we received several orders for custom completions of narrow- and wide-body aircraft in our Jet Aviation business.

DEFENSE GROUPS
The total backlog in our defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. We have included in total backlog firm contracts at the amounts we believe we are likely to receive funding, but there is no guarantee that future budgets and appropriations will provide funding for a given program.
Total backlog in our defense groups was $57.4 billion on April 5, 2015, compared with $59.2 billion at year-end 2014. Estimated potential contract value was $22.9 billion on April 5, 2015. Each of our defense groups received notable contract awards during the first quarter of 2015.
Combat Systems awards included the following:

•	$410 from the U.S. Army under the Stryker wheeled armored vehicle program for production of 107 double-V-hulled vehicles and for contractor logistics support.

•	$220 from the Government of Canada for the integration of an enhanced surveillance suite onto Canadian LAV III vehicles.

•	An IDIQ contract from the Army to supply 155mm ammunition. The program has a maximum potential value of $300 over five years.
Information Systems and Technology awards included the following:

•	$175 from the National Geospatial-Intelligence Agency (NGA) to consolidate NGA's operations from six locations to one stand-alone location at New Campus East (NCE).

•	$155 for combat and seaframe control systems on two Navy Littoral Combat Ships (LCS).

•	$70 from the Army for ruggedized computing equipment under the CHS-4 program.

•	$70 from the U.S. Department of State to provide supply chain management services.

•
An IDIQ contract to manage the Army's Live Training Transformation (LT2) live training systems, including nearly 300 training ranges worldwide. The program has a maximum potential value of $415 over five years.

Marine Systems awards included the following:

•	$180 from the U.S. Navy to provide engineering and technical support for nuclear submarines.

•	$55 from the Navy for the design and development of moored training ship components.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2015 with a cash balance of $4.4 billion, up slightly from the end of 2014. Our net cash position, defined as cash and equivalents and marketable securities less debt, was $1 billion at the end of the first quarter of 2015, up from $977 at the end of 2014. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statements of Cash Flows, in the first three months of 2015 and 2014.
OPERATING ACTIVITIES
We generated cash from operating activities of $745 in the first three months of 2015, compared with $422 in the same period in 2014. The primary driver of cash flows in both periods was net earnings. Deposits received in the second half of 2014 related to a large non-U.S. contract awarded in our Combat Systems group are being utilized to fund supplier commitments on the program, which is expected to negatively affect operating cash flows in 2015.
INVESTING ACTIVITIES
Cash provided by investing activities was $496 in the first three months of 2015, compared with cash used for investing activities of $77 in the same period in 2014. The primary use of cash for investing activities in both periods was capital expenditures. We expect capital expenditures of approximately 2 percent of revenues in 2015. Cash provided by investing activities in 2015 includes $500 of proceeds from maturing marketable securities as well as proceeds from the sale of our axle business in the Combat Systems group.

FINANCING ACTIVITIES
Cash used for financing activities was $1.2 billion in the first three months of 2015, compared with $1.3 billion in the same period in 2014. Our primary financing activities include debt repayments, repurchases of common stock and payment of dividends. Net cash from financing activities also includes proceeds received from stock option exercises.
In the first three months of 2015, we repurchased approximately 4.7 million of our outstanding shares for $634. As some of these shares did not settle until the second quarter of 2015, an associated cash outflow of $14 will be reported as a financing activity at that time. On February 9, 2015, with shares from the prior authorization largely exhausted, the board of directors authorized management to repurchase 10 million additional shares of common stock on the open market. On April 5, 2015, 7.7 million shares remained authorized by our board of directors for repurchase, approximately 2 percent of our total shares outstanding. We repurchased 29 million shares for a total of approximately $3.4 billion in 2014, including 14 million shares in the first three months of 2014.
On March 4, 2015, our board of directors declared an increased quarterly dividend of $0.69 per share, the 18th consecutive annual increase. The board had previously increased the quarterly dividend to $0.62 per share in March 2014.
In the first three months of 2015, we repaid $500 of fixed-rate notes on their scheduled maturity date with the proceeds from maturing marketable securities discussed above. We have no further material repayments of long-term debt scheduled until mid-2016. See Note H to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
We had no commercial paper outstanding on April 5, 2015. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2016 and a $1 billion facility expiring in July 2018. These facilities provide backup liquidity to our commercial paper program. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
NON-GAAP FINANCIAL MEASURES – FREE CASH FLOW
We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors, because it portrays our ability to generate cash from our businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statements of Cash Flows:

Three Months Ended	April 5, 2015	March 30, 2014
Net cash provided by operating activities	$745	$422
Capital expenditures	(98)	(87)
Free cash flow from operations	$647	$335
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	104%	71%
Free cash flow from operations	90%	56%

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the impact of revisions in contract estimates totaled favorable changes of $63 ($0.12) and $38 ($0.07) for the three-month periods ended April 5, 2015, and March 30, 2014, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first quarter of 2015 or 2014.
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
For public companies, ASU 2014-09 is effective in the first quarter of 2017. On April 1, 2015, the FASB proposed a one-year deferral of the standard's effective date, while permitting entities to still adopt one year earlier on the original effective date. A final determination will be made after a public comment period. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition date or method nor have we determined the effect of the standard on our consolidated financial statements as the standard continues to undergo changes.
The required adoption of the ASU will preclude our use of the reallocation method of recognizing revisions in estimated profit on contracts discussed above. Because changes in estimated profit will be recognized in the period they are identified (cumulative catch-up method), rather than prospectively over the remaining contract term, we expect that the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.

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
We believe that our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 5, 2015, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 5, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note L to the unaudited Consolidated Financial Statements contained in Part I, Item 1.

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our first quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares that May Yet Be Purchased Under the Program (a)
Pursuant to Share Buyback Program
1/1/15-2/1/15	400,000	$133.91	400,000	1,994,152
2/2/15-3/1/15	2,301,517	$137.81	2,301,517	9,692,635
3/2/15-4/5/15	1,951,786	$134.78	1,951,786	7,740,849

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (b)
1/1/15-2/1/15	203,788	$138.11
2/2/15-3/1/15	—	$—
3/2/15-4/5/15	—	$—
Total	4,857,091	$—
(a) On February 9, 2015, with shares from the prior authorization largely exhausted, the board of directors authorized management to repurchase 10 million additional shares of common stock.
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

ITEM 6. EXHIBITS

4.1
Indenture dated as of March 24, 2015, by and among General Dynamics Corporation, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company's registration statement on Form S-3, filed with the Securities and Exchange Commission March 24, 2015)

10.1*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 4, 2015, and including, as indicated therein, provisions for certain executive officers who are subject to the General Dynamics Corporation Compensation Recoupment Policy)**

10.2*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 4, 2015, and including, as indicated therein, provisions for certain executive officers who are subject to the General Dynamics Corporation Compensation Recoupment Policy)**

10.3*	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 4, 2015)**

10.4*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 4, 2015, and including, as indicated therein, provisions for certain executive officers who are subject to the General Dynamics Corporation Compensation Recoupment Policy)**

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
Dated: April 29, 2015