Form 10-Q
period 2015-07-05
GENERAL DYNAMICS CORP
filed 2015-07-29
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
322,727,167 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 5, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 5, 2015	June 29, 2014
Revenues:
Products	$5,138	$4,659
Services	2,744	2,815
	7,882	7,474
Operating costs and expenses:
Products	4,031	3,637
Services	2,303	2,402
General and administrative (G&A)	467	486
	6,801	6,525
Operating earnings	1,081	949
Interest, net	(20)	(24)
Earnings from continuing operations before income tax	1,061	925
Provision for income tax, net	309	279
Earnings from continuing operations	752	646
Discontinued operations, net of tax of ($38) in 2014	—	(105)
Net earnings	$752	$541

Earnings per share
Basic:
Continuing operations	$2.31	$1.92
Discontinued operations	—	(0.31)
Net earnings	$2.31	$1.61
Diluted:
Continuing operations	$2.27	$1.88
Discontinued operations	—	(0.30)
Net earnings	$2.27	$1.58
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	July 5, 2015	June 29, 2014
Revenues:
Products	$10,070	$9,096
Services	5,596	5,643
	15,666	14,739
Operating costs and expenses:
Products	7,850	7,102
Services	4,738	4,837
G&A	970	977
	13,558	12,916
Operating earnings	2,108	1,823
Interest, net	(41)	(46)
Other, net	3	1
Earnings from continuing operations before income tax	2,070	1,778
Provision for income tax, net	602	536
Earnings from continuing operations	1,468	1,242
Discontinued operations, net of tax of ($39) in 2014	—	(106)
Net earnings	$1,468	$1,136

Earnings per share
Basic:
Continuing operations	$4.48	$3.66
Discontinued operations	—	(0.31)
Net earnings	$4.48	$3.35
Diluted:
Continuing operations	$4.41	$3.60
Discontinued operations	—	(0.31)
Net earnings	$4.41	$3.29
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Net earnings	$752	$541	$1,468	$1,136
Losses on cash flow hedges	(1)	(13)	(384)	(9)
Unrealized (losses) gains on securities	(2)	3	—	6
Foreign currency translation adjustments	69	74	(35)	9
Change in retirement plans' funded status	91	55	188	116
Other comprehensive (loss) income, pretax	157	119	(231)	122
(Benefit) provision for income tax, net	33	20	(71)	41
Other comprehensive (loss) income, net of tax	124	99	(160)	81
Comprehensive income	$876	$640	$1,308	$1,217
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in millions)	July 5, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$4,032	$4,388
Accounts receivable	3,595	4,050
Contracts in process	4,273	4,591
Inventories	3,359	3,221
Other current assets	514	1,157
Total current assets	15,773	17,407
Noncurrent assets:
Property, plant and equipment, net	3,329	3,329
Intangible assets, net	841	912
Goodwill	11,644	11,731
Other assets	2,067	1,976
Total noncurrent assets	17,881	17,948
Total assets	$33,654	$35,355
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2	$501
Accounts payable	2,275	2,057
Customer advances and deposits	6,104	7,335
Other current liabilities	4,327	3,858
Total current liabilities	12,708	13,751
Noncurrent liabilities:
Long-term debt	3,411	3,410
Other liabilities	6,259	6,365
Commitments and contingencies (See Note L)
Total noncurrent liabilities	9,670	9,775
Shareholders' equity:
Common stock	482	482
Surplus	2,657	2,548
Retained earnings	22,143	21,127
Treasury stock	(10,914)	(9,396)
Accumulated other comprehensive loss	(3,092)	(2,932)
Total shareholders' equity	11,276	11,829
Total liabilities and shareholders' equity	$33,654	$35,355
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 5, 2015	June 29, 2014
Cash flows from operating activities - continuing operations:
Net earnings	$1,468	$1,136
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	184	191
Amortization of intangible assets	59	61
Equity-based compensation expense	71	64
Excess tax benefit from stock-based compensation	(57)	(54)
Deferred income tax provision	21	64
Discontinued operations, net of tax	—	106
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	455	(104)
Contracts in process	330	(130)
Inventories	(149)	(278)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	222	270
Customer advances and deposits	(1,252)	25
Other, net	(4)	(57)
Net cash provided by operating activities	1,348	1,294
Cash flows from investing activities - continuing operations:
Maturities of held-to-maturity securities	500	—
Proceeds from sales of assets	259	3
Capital expenditures	(190)	(162)
Other, net	(18)	14
Net cash provided (used) by investing activities	551	(145)
Cash flows from financing activities - continuing operations:
Purchases of common stock	(1,565)	(2,691)
Repayment of fixed-rate notes	(500)	—
Dividends paid	(432)	(411)
Proceeds from stock option exercises	198	415
Other, net	60	54
Net cash used by financing activities	(2,239)	(2,633)
Net cash (used) provided by discontinued operations	(16)	24
Net decrease in cash and equivalents	(356)	(1,460)
Cash and equivalents at beginning of period	4,388	5,301
Cash and equivalents at end of period	$4,032	$3,841
Supplemental cash flow information:
Cash payments for:
Income taxes	$530	$281
Interest	$45	$44
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
Balance, December 31, 2014	$482	$2,548	$21,127	$(9,396)	$(2,932)	$11,829
Net earnings	—	—	1,468	—	—	1,468
Cash dividends declared	—	—	(452)	—	—	(452)
Equity-based awards	—	109	—	175	—	284
Shares purchased	—	—	—	(1,693)	—	(1,693)
Other comprehensive loss	—	—	—	—	(160)	(160)
Balance, July 5, 2015	$482	$2,657	$22,143	$(10,914)	$(3,092)	$11,276

Balance, December 31, 2013	$482	$2,226	$19,428	$(6,450)	$(1,185)	$14,501
Net earnings	—	—	1,136	—	—	1,136
Cash dividends declared	—	—	(422)	—	—	(422)
Equity-based awards	—	189	—	325	—	514
Shares purchased	—	—	—	(2,691)	—	(2,691)
Other comprehensive income	—	—	—	—	81	81
Balance, June 29, 2014	$482	$2,415	$20,142	$(8,816)	$(1,104)	$13,119
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended July 5, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 5, 2015, and June 29, 2014.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revenue Recognition. We account for revenues and earnings using the percentage-of-completion method. Under this method, contract costs and revenues are recognized as the work progresses, either as the products are produced or as services are rendered. We estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the loss in the quarter it is identified.
We review and update our contract-related estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the impact of revisions in contract estimates totaled favorable changes of $45 ($0.09) and $108 ($0.21) for the three- and six-month periods ended July 5, 2015, and $62 ($0.12) and $100 ($0.19) for the three- and six-month periods ended June 29, 2014, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the second quarter and first six months of 2015 or 2014.
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

As written, ASU 2014-09 is effective in the first quarter of 2017 for public companies. However, in the second quarter of 2015, the FASB voted to approve a one-year deferral of the effective date of the standard, while permitting entities to elect to adopt one year earlier on the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition date or method nor have we determined the effect of the standard on our consolidated financial statements as the standard continues to undergo changes.
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
Discontinued Operations. We completed the sale of our axle business in the Combat Systems group in January 2015. The 2014 financial statements have been restated to reflect the results of operations of this business in discontinued operations.
Subsequent Events. We have evaluated material events and transactions that have occurred after July 5, 2015, and concluded that none have occurred that require adjustment to or disclosure in the unaudited Consolidated Financial Statements.

B. ACQUISITIONS, INTANGIBLE ASSETS AND GOODWILL
We have not acquired any businesses in 2015. In 2014, our Information Systems and Technology group acquired a provider of IT support to U.S. special operations forces.
The operating results of this acquisition have been included with our reported results since the closing date. The purchase price of this acquisition has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
The changes in the carrying amount of goodwill by reporting unit for the six months ended July 5, 2015, were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2014 (a)	$2,555	$2,750	$6,137	$289	$11,731
Acquisitions/divestitures (b)	—	—	(91)	—	(91)
Other (c)	87	(67)	(16)	—	4
July 5, 2015	$2,642	$2,683	$6,030	$289	$11,644
(a)Goodwill on December 31, 2014, in the Information Systems and Technology reporting unit is net of $1,994 of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period for the acquisition discussed above and an allocation of goodwill associated with the sale of a commercial cybersecurity business in the second quarter of 2015.
(c)Consists primarily of adjustments for foreign currency translation.

Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	July 5, 2015			December 31, 2014
Contract and program intangible assets*	$1,628	$(1,169)	$459	$1,652	$(1,123)	$529
Trade names and trademarks	475	(118)	357	462	(113)	349
Technology and software	120	(95)	25	130	(97)	33
Other intangible assets	154	(154)	—	154	(153)	1
Total intangible assets	$2,377	$(1,536)	$841	$2,398	$(1,486)	$912
* Consists of acquired backlog and probable follow-on work and related customer relationships.

Amortization expense was $29 and $59 for the three- and six-month periods ended July 5, 2015, and $31 and $61 for the three- and six-month periods ended June 29, 2014. We expect to record amortization expense of $117 in 2015.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Basic weighted average shares outstanding	326,153	336,692	327,653	339,462
Dilutive effect of stock options and restricted stock/RSUs*	5,273	6,093	5,396	5,905
Diluted weighted average shares outstanding	331,426	342,785	333,049	345,367
* Excludes outstanding options to purchase shares of common stock because these options had exercise prices in excess of the average market price of our common stock during the period and therefore the effect of including these options would be antidilutive. These options totaled 2,091 and 1,387 for the three- and six-month periods ended July 5, 2015, and 4,491 and 2,922 for the three- and six-month periods ended June 29, 2014, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on July 5, 2015, or December 31, 2014, except for the assets of our axle business that were classified as held for sale on December 31, 2014, and were measured at fair value using Level 3 inputs.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on July 5, 2015, and December 31, 2014, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	July 5, 2015
Available-for-sale securities	$179	$179	$109	$70
Derivatives	(638)	(638)	—	(638)
Long-term debt, including current portion	(3,413)	(3,357)	—	(3,357)

	December 31, 2014
Held-to-maturity marketable securities (c)	$500	$500	$10	$490
Available-for-sale securities	188	188	123	65
Derivatives	(276)	(276)	—	(276)
Long-term debt, including current portion	(3,911)	(3,911)	—	(3,911)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on July 5, 2015, or December 31, 2014.
(c)Included in other current assets on the December 31, 2014, Consolidated Balance Sheet.

E. INCOME TAXES
Net Deferred Tax Asset. Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	July 5, 2015	December 31, 2014
Current deferred tax asset	$17	$16
Current deferred tax liability	(771)	(729)
Noncurrent deferred tax asset	1,524	1,439
Noncurrent deferred tax liability	(89)	(82)
Net deferred tax asset	$681	$644

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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on July 5, 2015, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	July 5, 2015	December 31, 2014
Contract costs and estimated profits	$7,505	$7,494
Other contract costs	1,040	1,064
	8,545	8,558
Advances and progress payments	(4,272)	(3,967)
Total contracts in process	$4,273	$4,591
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

Inventories consisted of the following:

	July 5, 2015	December 31, 2014
Work in process	$1,992	$1,828
Raw materials	1,325	1,290
Finished goods	23	28
Pre-owned aircraft	19	75
Total inventories	$3,359	$3,221

H. DEBT
Debt consisted of the following:

		July 5, 2015	December 31, 2014
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$—	$500
July 2016	2.250%	500	500
November 2017	1.000%	897	897
July 2021	3.875%	500	499
November 2022	2.250%	993	992
November 2042	3.600%	498	498
Other	Various	25	25
Total debt		3,413	3,911
Less current portion		2	501
Long-term debt		$3,411	$3,410
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
On July 5, 2015, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2016 and a $1 billion multi-year facility expiring in July 2018. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $230 in committed bank credit facilities to provide backup liquidity to our European businesses.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants on July 5, 2015.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	July 5, 2015	December 31, 2014
Deferred income taxes	$771	$729
Fair value of cash flow hedges	700	292
Salaries and wages	645	718
Workers' compensation	398	420
Retirement benefits	306	309
Other (a)	1,507	1,390
Total other current liabilities	$4,327	$3,858

Retirement benefits	$4,537	$4,596
Customer deposits on commercial contracts	580	617
Deferred income taxes	89	82
Other (b)	1,053	1,070
Total other liabilities	$6,259	$6,365
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation and liabilities of discontinued operations.
The increase in the fair value of our cash flow hedge liabilities from December 31, 2014, to July 5, 2015, largely corresponds to the unrecognized losses on cash flow hedges deferred in accumulated other comprehensive loss (AOCL). These losses will be deferred in AOCL until the underlying transaction is reflected in earnings, at which time we believe the losses will be offset by corresponding gains in the remeasurement of the underlying transactions being hedged.

J. SHAREHOLDERS' EQUITY
Share Repurchases. In 2015, we repurchased approximately 12.1 million of our outstanding shares for $1.7 billion. As some of these shares did not settle until the third quarter of 2015, an associated cash outflow of $128 will be reported as third quarter transactions. On June 4, 2015, the board of directors authorized management to repurchase 10 million shares of common stock on the open market in addition to the 10 million authorized in February 2015. On July 5, 2015, 10.3 million shares remained authorized by our board of directors for repurchase, approximately 3 percent of our total shares outstanding. We repurchased 29 million shares for a total of $3.4 billion in 2014, including 25 million shares for a total of $2.7 billion in the first six months of 2014.
Dividends per Share. Dividends declared per share were $0.69 and $1.38 for the three- and six-month periods ended July 5, 2015, and $0.62 and $1.24 for the three- and six-month periods ended June 29, 2014, respectively. Cash dividends paid were $226 and $432 for the three- and six-month periods ended July 5, 2015, and $213 and $411 for the three- and six-month periods ended June 29, 2014, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of AOCL consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2014	$(173)	$22	$541	$(3,322)	$(2,932)
Other comprehensive loss, pretax	(384)	—	(35)	188	(231)
Benefit for income tax, net	(135)	1	(3)	66	(71)
Other comprehensive loss, net of tax	(249)	(1)	(32)	122	(160)
Balance, July 5, 2015	$(422)	$21	$509	$(3,200)	$(3,092)

	Gains on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
Balance, December 31, 2013	$9	$15	$974	$(2,183)	$(1,185)
Other comprehensive income, pretax	(9)	6	9	116	122
Provision for income tax, net	(3)	2	1	41	41
Other comprehensive income, net of tax	(6)	4	8	75	81
Balance, June 29, 2014	$3	$19	$982	$(2,108)	$(1,104)

Amounts reclassified out of AOCL related primarily to changes in retirement plans' funded status and consisted of pretax recognized net actuarial losses of $222 and $153 for the six-month periods ended July 5, 2015, and June 29, 2014, respectively. This was partially offset by pretax amortization of prior service credit of $36 and $35 for the six-month periods ended July 5, 2015, and June 29, 2014, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note M for additional details.

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
We had $8.9 billion in notional forward exchange contracts outstanding on July 5, 2015, and $9.1 billion on December 31, 2014. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
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
Net gains and losses recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and six-month periods ended July 5, 2015, and June 29, 2014. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three- and six-month periods ended July 5, 2015, and June 29, 2014, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on July 5, 2015, or December 31, 2014.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On July 5, 2015, we held $4 billion in cash and equivalents, but held no marketable securities.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenues and earnings resulting from the translation of these international operations' results into U.S. dollars. The impact of translating our non-U.S. operations’ revenues and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 5, 2015, or June 29, 2014. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first six months of either 2015 or 2014.

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
In the performance of our contracts, we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based upon the circumstances, we periodically file requests for equitable adjustment (REAs) that are sometimes converted into claims. In some cases, these requests are disputed by our customer. We believe our outstanding modifications, REAs and claims will be resolved without material impact to our results of operations, financial condition or cash flows.
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $975 on July 5, 2015. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended July 5, 2015, and June 29, 2014, were as follows:

Six Months Ended	July 5, 2015	June 29, 2014
Beginning balance	$428	$354
Warranty expense	68	62
Payments	(58)	(29)
Ending balance	$438	$387

M. RETIREMENT PLANS
We provide defined-contribution benefits, as well as some remaining defined-benefit pension and other post-retirement benefits.
Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three- and six-month periods ended July 5, 2015, and June 29, 2014, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Service cost	$57	$48	$3	$3
Interest cost	133	133	11	13
Expected return on plan assets	(174)	(164)	(8)	(8)
Recognized net actuarial loss	109	74	1	3
Amortization of prior service credit	(17)	(17)	(1)	(1)
Net periodic cost	$108	$74	$6	$10

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Service cost	$114	$96	$6	$6
Interest cost	266	266	22	26
Expected return on plan assets	(348)	(328)	(16)	(16)
Recognized net actuarial loss	219	148	3	5
Amortization of prior service credit	(34)	(34)	(2)	(1)
Net periodic cost	$217	$148	$13	$20

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

N. BUSINESS GROUP INFORMATION
We operate in four business groups: Aerospace, Combat Systems, Information Systems and Technology and Marine Systems. We organize our business groups in accordance with the nature of products and services offered. These business groups derive their revenues from business aviation; combat vehicles, weapons systems and munitions; communication and information technology systems and solutions; and military and commercial shipbuilding and services, respectively. We measure each group’s profitability based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our business groups.
Summary financial information for each of our business groups follows:

	Revenues		Operating Earnings
Three Months Ended	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Aerospace	$2,258	$1,995	$439	$384
Combat Systems	1,408	1,465	226	220
Information Systems and Technology	2,215	2,163	237	188
Marine Systems	2,001	1,851	187	174
Corporate*	—	—	(8)	(17)
	$7,882	$7,474	$1,081	$949

	Revenues		Operating Earnings
Six Months Ended	July 5, 2015	June 29, 2014	July 5, 2015	June 29, 2014
Aerospace	$4,366	$4,120	$870	$788
Combat Systems	2,771	2,723	430	359
Information Systems and Technology	4,585	4,444	454	371
Marine Systems	3,944	3,452	375	340
Corporate*	—	—	(21)	(35)
	$15,666	$14,739	$2,108	$1,823
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended July 5, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$6,883	$999	$—	$7,882
Cost of sales	(4)	5,574	764	—	6,334
G&A	12	381	74	—	467
Operating earnings	(8)	928	161	—	1,081
Interest, net	(20)	(2)	2	—	(20)
Earnings before income tax	(28)	926	163	—	1,061
Provision for income tax, net	(16)	298	27	—	309
Equity in net earnings of subsidiaries	764	—	—	(764)	—
Net earnings	$752	$628	$136	$(764)	$752
Comprehensive income	$876	$631	$198	$(829)	$876
Three Months Ended June 29, 2014
Revenues	$—	$6,437	$1,037	$—	$7,474
Cost of sales	3	5,231	805	—	6,039
G&A	14	401	71	—	486
Operating earnings	(17)	805	161	—	949
Interest, net	(25)	—	1	—	(24)
Other, net	(2)	4	(2)	—	—
Earnings before income tax	(44)	809	160	—	925
Provision for income tax, net	(14)	270	23	—	279
Discontinued operations, net of tax	(105)	—	—	—	(105)
Equity in net earnings of subsidiaries	676	—	—	(676)	—
Net earnings	$541	$539	$137	$(676)	$541
Comprehensive income	$640	$540	$200	$(740)	$640

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Six Months Ended July 5, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$13,651	$2,015	$—	$15,666
Cost of sales	(3)	11,036	1,555	—	12,588
G&A	24	797	149	—	970
Operating earnings	(21)	1,818	311	—	2,108
Interest, net	(43)	(1)	3	—	(41)
Other, net	1	2	—	—	3
Earnings before income tax	(63)	1,819	314	—	2,070
Provision for income tax, net	(41)	588	55	—	602
Equity in net earnings of subsidiaries	1,490	—	—	(1,490)	—
Net earnings	$1,468	$1,231	$259	$(1,490)	$1,468
Comprehensive income	$1,308	$1,237	$(26)	$(1,211)	$1,308
Six Months Ended June 29, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenues	$—	$12,830	$1,909	$—	$14,739
Cost of sales	9	10,429	1,501	—	11,939
G&A	28	769	180	—	977
Operating earnings	(37)	1,632	228	—	1,823
Interest, net	(47)	—	1	—	(46)
Other, net	(2)	4	(1)	—	1
Earnings before income tax	(86)	1,636	228	—	1,778
Provision for income tax, net	(23)	520	39	—	536
Discontinued operations, net of tax	(106)	—	—	—	(106)
Equity in net earnings of subsidiaries	1,305	—	—	(1,305)	—
Net earnings	$1,136	$1,116	$189	$(1,305)	$1,136
Comprehensive income	$1,217	$1,111	$205	$(1,316)	$1,217

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

July 5, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,296	$—	$1,736	$—	$4,032
Accounts receivable	—	1,260	2,335	—	3,595
Contracts in process	534	2,703	1,036	—	4,273
Inventories
Work in process	—	1,980	12	—	1,992
Raw materials	—	1,292	33	—	1,325
Finished goods	—	15	8	—	23
Pre-owned aircraft	—	19	—	—	19
Other current assets	135	206	173	—	514
Total current assets	2,965	7,475	5,333	—	15,773
Noncurrent assets:
Property, plant and equipment	150	6,186	1,105	—	7,441
Accumulated depreciation of PP&E	(56)	(3,367)	(689)	—	(4,112)
Intangible assets	—	1,444	933	—	2,377
Accumulated amortization of intangible assets	—	(1,079)	(457)	—	(1,536)
Goodwill	—	8,026	3,618	—	11,644
Other assets	1,586	239	242	—	2,067
Investment in subsidiaries	38,516	—	—	(38,516)	—
Total noncurrent assets	40,196	11,449	4,752	(38,516)	17,881
Total assets	$43,161	$18,924	$10,085	$(38,516)	$33,654
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$—	$2	$—	$—	$2
Customer advances and deposits	—	3,222	2,882	—	6,104
Other current liabilities	1,407	3,499	1,696	—	6,602
Total current liabilities	1,407	6,723	4,578	—	12,708
Noncurrent liabilities:
Long-term debt	3,387	24	—	—	3,411
Other liabilities	3,414	2,353	492	—	6,259
Total noncurrent liabilities	6,801	2,377	492	—	9,670
Intercompany	23,677	(23,051)	(626)	—	—
Shareholders' equity:
Common stock	482	6	2,043	(2,049)	482
Other shareholders' equity	10,794	32,869	3,598	(36,467)	10,794
Total shareholders' equity	11,276	32,875	5,641	(38,516)	11,276
Total liabilities and shareholders' equity	$43,161	$18,924	$10,085	$(38,516)	$33,654

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,536	$—	$1,852	$—	$4,388
Accounts receivable	—	1,379	2,671	—	4,050
Contracts in process	542	2,966	1,083	—	4,591
Inventories
Work in process	—	1,818	10	—	1,828
Raw materials	—	1,260	30	—	1,290
Finished goods	—	20	8	—	28
Pre-owned aircraft	—	75	—	—	75
Other current assets	781	215	161	—	1,157
Total current assets	3,859	7,733	5,815	—	17,407
Noncurrent assets:
Property, plant and equipment	148	6,035	1,109	—	7,292
Accumulated depreciation of PP&E	(52)	(3,246)	(665)	—	(3,963)
Intangible assets	—	1,484	914	—	2,398
Accumulated amortization of intangible assets	—	(1,042)	(444)	—	(1,486)
Goodwill	—	8,095	3,636	—	11,731
Other assets	1,479	213	284	—	1,976
Investment in subsidiaries	37,449	—	—	(37,449)	—
Total noncurrent assets	39,024	11,539	4,834	(37,449)	17,948
Total assets	$42,883	$19,272	$10,649	$(37,449)	$35,355
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,529	3,806	—	7,335
Other current liabilities	1,298	3,511	1,106	—	5,915
Total current liabilities	1,798	7,041	4,912	—	13,751
Noncurrent liabilities:
Long-term debt	3,386	24	—	—	3,410
Other liabilities	3,514	2,369	482	—	6,365
Total noncurrent liabilities	6,900	2,393	482	—	9,775
Intercompany	22,356	(22,557)	201	—	—
Shareholders' equity:
Common stock	482	6	2,043	(2,049)	482
Other shareholders' equity	11,347	32,389	3,011	(35,400)	11,347
Total shareholders' equity	11,829	32,395	5,054	(37,449)	11,829
Total liabilities and shareholders' equity	$42,883	$19,272	$10,649	$(37,449)	$35,355

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended July 5, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$18	$1,133	$197	$—	$1,348
Cash flows from investing activities:
Maturities of held-to-maturity securities	500	—	—	—	500
Proceeds from sales of assets	162	97	—	—	259
Capital expenditures	(2)	(180)	(8)	—	(190)
Other, net	2	(20)	—	—	(18)
Net cash provided by investing activities	662	(103)	(8)	—	551
Cash flows from financing activities:
Purchases of common stock	(1,565)	—	—	—	(1,565)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(432)	—	—	—	(432)
Proceeds from stock option exercises	198	—	—	—	198
Other, net	57	3	—	—	60
Net cash used by financing activities	(2,242)	3	—	—	(2,239)
Net cash used by discontinued operations	(16)	—	—	—	(16)
Cash sweep/funding by parent	1,338	(1,033)	(305)	—	—
Net increase in cash and equivalents	(240)	—	(116)	—	(356)
Cash and equivalents at beginning of period	2,536	—	1,852	—	4,388
Cash and equivalents at end of period	$2,296	$—	$1,736	$—	$4,032
Six Months Ended June 29, 2014
Net cash provided by operating activities*	$187	$1,197	$(90)	$—	$1,294
Net cash used by investing activities	1	(132)	(14)	—	(145)
Cash flows from financing activities:
Purchases of common stock	(2,691)	—	—	—	(2,691)
Proceeds from stock option exercises	415	—	—	—	415
Dividends paid	(411)	—	—	—	(411)
Other, net	54	—	—	—	54
Net cash used by financing activities	(2,633)	—	—	—	(2,633)
Net cash provided by discontinued operations	24	—	—	—	24
Cash sweep/funding by parent	1,124	(1,065)	(59)	—	—
Net decrease in cash and equivalents	(1,297)	—	(163)	—	(1,460)
Cash and equivalents at beginning of period	4,179	—	1,122	—	5,301
Cash and equivalents at end of period	$2,882	$—	$959	$—	$3,841

* Continuing operations only

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; communication and information technology systems and solutions; and shipbuilding. We operate globally through four business groups: Aerospace, Combat Systems, Information Systems and Technology, and Marine Systems. Our primary customer is the U.S. government, including the Department of Defense, other U.S. government customers and the intelligence community. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business aircraft. The following discussion should be read in conjunction with our 2014 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q. The unaudited Consolidated Financial Statements for 2014 have been restated to reflect the results of operations of our axle business in discontinued operations (for further discussion, see Note A to the unaudited Consolidated Financial Statements).

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
The majority of the Aerospace group’s operating costs relates to new aircraft production on firm orders and consists of labor, material, subcontractor and overhead costs. The costs are accumulated in production lots and recognized as operating costs at green aircraft delivery based on the estimated average unit cost in a production lot. While changes in the estimated average unit cost for a production lot impact the level of operating costs, the amount of operating costs reported in a given period is based largely on the number and type of aircraft delivered. Operating costs in the Aerospace group’s completions and services businesses are recognized generally as incurred.
For new aircraft, operating earnings and margins are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft, and the mix of higher-margin large-cabin and lower-margin mid-cabin aircraft deliveries. Additional factors affecting the group’s earnings and margins include the volume, mix and profitability of completions and services work performed, the volume of and market for pre-owned aircraft, and the level of general and administrative (G&A) and net research and development (R&D) costs incurred by the group.
In the three defense groups, revenue on long-term government contracts is recognized as work progresses, either as products are produced or services are rendered. As a result, variations in revenues are discussed generally in terms of volume, typically measured by the level of activity on individual contracts or programs. Year-over-year variances attributed to volume are due to changes in production or service levels and delivery schedules.
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
CONSOLIDATED OVERVIEW

Three Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$7,882	$7,474	$408	5.5%
Operating costs and expenses	6,801	6,525	(276)	(4.2)%
Operating earnings	1,081	949	132	13.9%
Operating margins	13.7%	12.7%
Six Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$15,666	$14,739	$927	6.3%
Operating costs and expenses	13,558	12,916	(642)	(5.0)%
Operating earnings	2,108	1,823	285	15.6%
Operating margins	13.5%	12.4%
We realized top-line revenue growth in the second quarter and first six months of 2015 compared with the prior-year periods. The growth was primarily due to additional deliveries of large-cabin aircraft in our Aerospace group and higher activity throughout our Marine Systems and Information Systems and Technology groups. Revenues were stronger in all of our business groups in the first six months of 2015 compared to the similar period of 2014.
Operating costs and expenses increased less than revenues, resulting in higher operating earnings and margins. Operating margins expanded 100 basis points in the second quarter and 110 basis points in the first six months of 2015 largely due to improved performance and cost-reduction efforts in the Combat Systems and Information Systems and Technology groups. We enjoyed the highest quarterly margins in the company’s recent history, even after excluding a $23 gain on the sale of a business in the Information Systems and Technology group that favorably impacted operating margins by 30 basis points.

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
AEROSPACE

Three Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$2,258	$1,995	$263	13.2%
Operating earnings	439	384	55	14.3%
Operating margin	19.4%	19.2%

Gulfstream aircraft deliveries (in units):
Green	36	33	3	9.1%
Outfitted	41	38	3	7.9%
Six Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$4,366	$4,120	$246	6.0%
Operating earnings	870	788	82	10.4%
Operating margin	19.9%	19.1%

Gulfstream aircraft deliveries (in units):
Green	70	68	2	2.9%
Outfitted	73	77	(4)	(5.2)%
Operating Results
The increase in the Aerospace group's revenues in the second quarter and first six months of 2015 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$205	$179
Pre-owned aircraft	64	72
Aircraft services	(6)	(5)
Total increase	$263	$246
Aircraft manufacturing, outfitting and completions revenues increased in the second quarter of 2015 and first six months of 2015 primarily due to additional deliveries of large-cabin aircraft. In addition, we had no pre-owned aircraft sales in 2014 compared to four sales in the second quarter and five in the first six months of 2015.
The increase in the group's operating earnings in the second quarter and first six months of 2015 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$49	$87
Pre-owned aircraft	1	—
Aircraft services	3	8
G&A/other expenses	2	(13)
Total increase	$55	$82
Aircraft manufacturing, outfitting and completions earnings grew in the second quarter and first six months of 2015 due to the increase in aircraft deliveries and cost reductions. Earnings in the first six months of 2015 were also favorably affected by a first-quarter 2015 supplier settlement associated with aircraft component design and delivery delays. In addition, the group's services performance has been very strong in 2015 due to a favorable mix of work. Jet Aviation's operating earnings continue to improve in its completions and services businesses. As a result, the Aerospace group's margins increased 20 basis points in the second quarter and 80 basis points in the first six months of 2015 compared to the prior-year periods.
Outlook
We expect an increase in the group's full-year revenues of approximately 6 percent in 2015 compared with 2014 as a result of increased Gulfstream aircraft deliveries. Operating margins are expected to be in the mid-18 percent range.
COMBAT SYSTEMS

Three Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$1,408	$1,465	$(57)	(3.9)%
Operating earnings	226	220	6	2.7%
Operating margins	16.1%	15.0%
Six Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$2,771	$2,723	$48	1.8%
Operating earnings	430	359	71	19.8%
Operating margins	15.5%	13.2%
Operating Results
The change in the Combat Systems group's revenues in the second quarter and first six months of 2015 consisted of the following:

	Second Quarter	Six Months
International military vehicles	$(45)	$84
U.S. military vehicles	(40)	(63)
Weapon systems and munitions	28	27
Total (decrease) increase	$(57)	$48
Revenues from international military vehicles decreased in the second quarter of 2015 due to lower revenues on several mature international contracts that are nearing completion and new contracts that are beginning. In the first six months of 2015, these decreases were more than offset by higher revenues as work ramped up on a contract with the Government of Canada’s Canadian Commercial Corporation for a Middle Eastern customer and another with the British Army for Specialist Vehicle platforms. U.S. military vehicle revenues were down in 2015 due to the completion of the Ground Combat Vehicle (GCV) design and development program. Weapons systems and munitions volume was higher in 2015 primarily due to increased production for international U.S. allies.
The Combat Systems group's operating margins increased 110 basis points in the second quarter and 230 basis points in the first six months of 2015. Operating margins were up primarily due to strong operating performance and reduced overhead costs following restructuring activities completed in 2014 and additional cost cutting across the portfolio. Operating results in the first six months of 2014 included $29 of restructuring charges in our European military vehicles business, primarily for employee severance.
Outlook
We expect the Combat Systems group’s 2015 revenues to be generally consistent with 2014 as growth on our international military vehicle contracts offsets some scheduled reductions in spending on several U.S. military production programs. Operating margins are expected to be in the mid-15 percent range.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$2,215	$2,163	$52	2.4%
Operating earnings	237	188	49	26.1%
Operating margins	10.7%	8.7%
Six Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$4,585	$4,444	$141	3.2%
Operating earnings	454	371	83	22.4%
Operating margins	9.9%	8.3%
Operating Results
The increase in the Information Systems and Technology group's revenues in the second quarter and first six months of 2015 consisted of the following:

	Second Quarter	Six Months
C4ISR solutions*	$47	$93
Information technology (IT) services	5	48
Total increase	$52	$141
* Command, control, communication, computing (C4), intelligence, surveillance and reconnaissance (ISR) solutions
Revenues increased in the second quarter and first six months of 2015 in the C4ISR solutions business primarily as a result of higher volume of U.S. land forces communication products and increased demand for cyber products. Revenues increased in 2015 in our IT services business due to changes in contract mix across the portfolio.
The group's operating margins increased 200 basis points in the second quarter and 160 basis points in the first six months of 2015. Margin expansion was driven primarily by improved program performance and cost cutting across the group, with a heavy contribution from the latter as a result of the early 2015 consolidation of two of our businesses. Operating earnings in the second quarter of 2015 include a gain of $23 on the sale of a commercial cybersecurity product business.
Outlook

We expect 2015 full-year revenues in the Information Systems and Technology group to be essentially flat compared with 2014. Operating margins are expected to be in the mid-9 percent range.
MARINE SYSTEMS

Three Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$2,001	$1,851	$150	8.1%
Operating earnings	187	174	13	7.5%
Operating margins	9.3%	9.4%
Six Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$3,944	$3,452	$492	14.3%
Operating earnings	375	340	35	10.3%
Operating margins	9.5%	9.8%

Operating Results
The increase in the Marine Systems group’s revenues in the second quarter and first six months of 2015 consisted of the following:

	Second Quarter	Six Months
Navy ship construction	$37	$223
Navy ship engineering, repair and other services	56	125
Commercial ship construction	57	144
Total increase	$150	$492
The increase in Navy ship construction revenues in 2015 is primarily due to higher volume on the Virginia-class submarine program, including long-lead materials for the Block IV contract. This increase was partially offset by lower volume on the Mobile Landing Platform (MLP) program, as three of the four ships under contract have been delivered. Revenues for Navy ship engineering, repair and other services increased in 2015 primarily due to development work on the next-generation ballistic-missile submarine and additional repair activities at our East and West Coast repair facilities. Commercial ship construction revenues increased in 2015 as work ramped up on the group's construction of Jones Act ships.
Operating margins decreased 10 basis points in the second quarter and 30 basis points in the first six months of 2015 due to an ongoing shift in the mix of work across the group's shipyards and some cost growth on the Navy's new DDG-1000 program. This margin compression was partially offset by increased productivity on new construction and services contracts.
Outlook
We expect the Marine Systems group’s 2015 full-year revenues to increase approximately 7 percent from 2014. Operating margins are expected to remain in the mid-9 percent range.

CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate costs totaled $8 in the second quarter of 2015 compared with $17 in the second quarter of 2014, and $21 in the first six months of 2015 compared with $35 in the 2014 period. The decrease in 2015 is primarily due to lower compensation expense for stock options as options granted in March 2015 have a ten-year term and three-year vesting period versus a seven-year term and two-year vesting period for prior option grants. Our Proxy Statement filed on March 20, 2015, further describes changes made to our equity compensation plans in 2015. We expect 2015 full-year Corporate costs of approximately $45 to $50.

OTHER INFORMATION
PRODUCT REVENUES AND OPERATING COSTS

Three Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$5,138	$4,659	$479	10.3%
Operating costs	4,031	3,637	(394)	(10.8)%
Six Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$10,070	$9,096	$974	10.7%
Operating costs	7,850	7,102	(748)	(10.5)%

The increase in product revenues in the second quarter and first six months of 2015 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$211	$197
Ship construction	87	357
Military vehicle products	(8)	158
C4ISR solutions products	83	147
Other, net	106	115
Total increase	$479	$974
Aircraft manufacturing, outfitting and completions revenues increased in 2015 due to additional deliveries of large-cabin aircraft across the group. Ship construction revenues increased in 2015 due to higher volume on the Virginia-class submarine program and commercial Jones Act ships. Revenues for military vehicle products decreased slightly in the second quarter of 2015 as the group transitions from mature programs to new contracts that are beginning to ramp up. Revenues increased for military vehicle products in the first six months of 2015 as volume began to increase on two large international programs awarded in 2014. Revenues for C4ISR solutions products increased due to higher volume of U.S. land forces communication products and increased demand for cyber products.
Product operating costs were higher in 2015 primarily due to volume on the programs described above.

SERVICE REVENUES AND OPERATING COSTS

Three Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$2,744	$2,815	$(71)	(2.5)%
Operating costs	2,303	2,402	99	4.1%
Six Months Ended	July 5, 2015	June 29, 2014	Variance
Revenues	$5,596	$5,643	$(47)	(0.8)%
Operating costs	4,738	4,837	99	2.0%

The decrease in service revenues in the second quarter and first six months of 2015 consisted of the following:

	Second Quarter	Six Months
Military vehicle services	$(78)	$(136)
Navy engineering, repair and other services	61	133
Other, net	(54)	(44)
Total decrease	$(71)	$(47)
Military vehicle services revenues decreased in 2015 due to the completion of the GCV design and development program. Partially offsetting this decrease, Navy engineering, repair and other services revenues were up in 2015 due to increased development work on the next-generation ballistic-missile submarine.
Service operating costs were lower in 2015 primarily due to decreased volume on the programs described above.

OTHER INFORMATION
G&A Expenses
As a percentage of revenues, G&A expenses were 6.2 percent and 6.6 percent in the first six months of 2015 and 2014, respectively. G&A expenses in the first quarter of 2014 included $29 of severance-related charges in our European military vehicles business in the Combat systems group.
Interest, Net
Net interest expense was $41 in the first six months of 2015, compared with $46 in the same period in 2014. The decrease in 2015 is due to additional interest income associated with higher cash balances and lower interest expense on our fixed-rate notes due to the $500 repayment discussed below. We expect full-year 2015 net interest expense to be approximately $85.
Provision for Income Tax, Net
Our effective tax rate was 29.1 percent in the first six months of 2015, compared with 30.1 percent in the prior-year period. The effective tax rate in 2015 was favorably impacted by an increase in earnings from non-U.S. businesses and the approval of a research and development tax credit refund request in the first quarter. We anticipate the full-year effective tax rate to be in the low-29 percent range in 2015.

Discontinued Operations, Net of Taxes
In the second quarter of 2014, we committed to a plan to sell our axle business in the Combat Systems group and wrote down the net assets of the business to their estimated fair value, recognizing a loss of $105. This loss was trued-up upon the sale of the business completed in January 2015.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $70 billion at the end of the second quarter of 2015, down slightly from $70.5 billion the previous quarter. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $95.6 billion on July 5, 2015.
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
The following table details the backlog and the estimated potential contract value of each business group at the end of the second and first quarters of 2015:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	July 5, 2015
Aerospace	$13,893	$125	$14,018	$2,474	$16,492
Combat Systems	18,454	476	18,930	5,199	24,129
Information Systems and Technology	7,096	2,037	9,133	15,562	24,695
Marine Systems	15,993	11,952	27,945	2,345	30,290
Total	$55,436	$14,590	$70,026	$25,580	$95,606

	April 5, 2015
Aerospace	$12,947	$147	$13,094	$2,699	$15,793
Combat Systems	18,942	462	19,404	5,459	24,863
Information Systems and Technology	6,842	1,815	8,657	15,296	23,953
Marine Systems	17,248	12,138	29,386	2,143	31,529
Total	$55,979	$14,562	$70,541	$25,597	$96,138

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services.
The group ended the second quarter of 2015 with backlog of $14 billion, up 7 percent from $13.1 billion on April 5, 2015. Orders for Gulfstream aircraft were up compared to the second quarter and first six months of 2014 and nearly triple the first quarter of 2015. Aircraft orders reflected demand across our product portfolio, including new multi-aircraft agreements for a variety of aircraft models. Aerospace book-to-bill (orders divided by revenues) was in excess of one-to-one in the second quarter of 2015.

DEFENSE GROUPS
The total backlog in our three defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. We have included in total backlog firm contracts at the amounts that we believe we are likely to receive funding, but there is no guarantee that future budgets and appropriations will provide funding for a given program.
Total backlog in our defense groups was $56 billion on July 5, 2015, compared with $57.4 billion on April 5, 2015. Backlog increased in our Information Systems and Technology group, while Combat Systems and Marine Systems backlog was down slightly as the groups perform on major, multi-year contracts awarded in 2014. Estimated potential contract value was $23.1 billion on July 5, 2015. Each of our defense groups received notable contract awards during the second quarter of 2015.
Combat Systems awards included the following:

•	$125 from the U.S. Army for production of Hydra-70 rockets.

•	$50 from the Army for contractor logistics support on the Abrams main battle tank program.

•	An IDIQ contract from the Army to demilitarize munitions. The program has a maximum potential value of $225 over five years among two awardees.
Information Systems and Technology awards included the following:

•	$350 from the Army to build Warfighter Information Network –Tactical (WIN-T) Increment 2 systems and for engineering and development work under Increment 3 of the program.

•	$290 from the Centers for Medicare & Medicaid Services for contact-center services.

•	$225 from the U.S. Department of State to provide supply chain management services.

•	$190 from the Army for ruggedized computing equipment under the CHS-4 program.

•	$105 from the U.S. Navy for the procurement of material to support production of guidance and missile hardware for the D5 Life Extension Program.
Marine Systems awards included the following:

•	$155 from the U.S. Navy for design work on the next-generation ballistic missile submarine.

•	$85 from the Navy to provide support, materials and facilities to maintain and modernize twelve Littoral Combat Ships (LCS).

•
$45 from the Navy for planning efforts in support of maintenance and modernization work on USS Montpelier, a Los Angeles-class attack submarine. The contract has a potential value of $260 if all options are exercised.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2015 with a cash balance of $4 billion, down $356 from the end of 2014. Our net cash position, defined as cash and equivalents and marketable securities less debt, was $619 at the end of the second quarter of 2015, down from $977 at the end of 2014. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statements of Cash Flows, in the first six months of 2015 and 2014.
OPERATING ACTIVITIES
We generated cash from operating activities of $1.3 billion in the first six months of 2015 and 2014. The primary driver of cash flows in both periods was net earnings. Deposits received in the second half of 2014 related to a large non-U.S. contract awarded in our Combat Systems group are being utilized to fund supplier commitments on the program, which is expected to negatively affect operating cash flows in the second half of 2015.
INVESTING ACTIVITIES
Cash provided by investing activities was $551 in the first six months of 2015, compared with cash used for investing activities of $145 in the same period in 2014. The primary use of cash for investing activities in both periods was capital expenditures. We expect capital expenditures of approximately 2 percent of revenues in 2015. Cash provided by investing activities in 2015 includes $500 of proceeds from maturing marketable securities as well as proceeds from divestitures in the Combat Systems group and Information Systems and Technology groups.
FINANCING ACTIVITIES
Cash used for financing activities was $2.2 billion in the first six months of 2015, compared with $2.6 billion in the same period in 2014. Our primary financing activities include debt repayments, repurchases of common stock and payment of dividends. Net cash from financing activities also includes proceeds received from stock option exercises.
In 2015, we repurchased approximately 12.1 million of our outstanding shares for $1.7 billion. As some of these shares did not settle until the third quarter of 2015, an associated cash outflow of $128 will be reported as third quarter transactions. On June 4, 2015, the board of directors authorized management to repurchase 10 million shares of common stock on the open market in addition to the 10 million authorized in February 2015. On July 5, 2015, 10.3 million shares remained authorized by our board of directors for repurchase, approximately 3 percent of our total shares outstanding. We repurchased 29 million shares for a total of $3.4 billion in 2014, including 25 million shares for a total of $2.7 billion in the first six months of 2014.
On March 4, 2015, our board of directors declared an increased quarterly dividend of $0.69 per share, the 18th consecutive annual increase. The board had previously increased the quarterly dividend to $0.62 per share in March 2014. Cash dividends paid were $432 in the first six months of 2015, compared with $411 in the same period in 2014.
In the first six months of 2015, we repaid $500 of fixed-rate notes on their scheduled maturity date with the proceeds from the maturing marketable securities discussed above. We have no further material repayments of long-term debt scheduled until mid-2016. See Note H to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.

We had no commercial paper outstanding on July 5, 2015. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2016 and a $1 billion facility expiring in July 2018. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Six Months Ended	July 5, 2015	June 29, 2014
Net cash provided by operating activities	$1,348	$1,294
Capital expenditures	(190)	(162)
Free cash flow from operations	$1,158	$1,132
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	92%	104%
Free cash flow from operations	79%	91%
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S.GAAP. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the period.
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenues and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a per-share basis) from the impact of revisions in contract estimates totaled favorable changes of $45 ($0.09) and $108 ($0.21) for the three- and six-month periods ended July 5, 2015, and $62 ($0.12) and $100 ($0.19) for the three- and six-month periods ended June 29, 2014. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the second quarter and first six months of 2015 or 2014.
In the second quarter of 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. ASU 2014-09 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition.
As written, ASU 2014-09 is effective in the first quarter of 2017 for public companies. However, in the second quarter of 2015, the FASB voted to approve a one-year deferral of the effective date of the standard, while permitting entities to elect to adopt one year earlier on the original effective date. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition date or method nor have we determined the effect of the standard on our consolidated financial statements as the standard continues to undergo changes.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 5, 2015, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 5, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our second quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares that May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
4/6/15-5/3/15	692,690	$133.69	692,690	7,048,159
5/4/15-5/31/15	939,856	$139.58	939,856	6,108,303
6/1/15-7/5/15	5,842,856	$142.97	5,842,856	10,265,447
Total	7,475,402	$141.68
* On June 4, 2015, the board of directors authorized management to repurchase 10 million additional shares of common stock.

We did not make any unregistered sales of equity in the second quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
Kimberly A. Kuryea
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: July 29, 2015