Form 10-Q
period 2015-10-04
GENERAL DYNAMICS CORP
filed 2015-10-28
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
316,128,160 shares of the registrant’s common stock, $1 par value per share, were outstanding on October 4, 2015.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	October 4, 2015	September 28, 2014
Revenue:
Products	$5,119	$4,909
Services	2,875	2,842
	7,994	7,751
Operating costs and expenses:
Products	4,037	3,866
Services	2,447	2,408
General and administrative (G&A)	476	478
	6,960	6,752
Operating earnings	1,034	999
Interest, net	(23)	(21)
Other, net	2	1
Earnings from continuing operations before income tax	1,013	979
Provision for income tax, net	280	285
Earnings from continuing operations	733	694
Discontinued operations, net of tax of ($7) in 2015 and $1 in 2014	—	2
Net earnings	$733	$696

Earnings per share
Basic:
Continuing operations	$2.31	$2.09
Discontinued operations	—	0.01
Net earnings	$2.31	$2.10
Diluted:
Continuing operations	$2.28	$2.05
Discontinued operations	—	0.01
Net earnings	$2.28	$2.06
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	October 4, 2015	September 28, 2014
Revenue:
Products	$15,189	$14,005
Services	8,471	8,485
	23,660	22,490
Operating costs and expenses:
Products	11,887	10,967
Services	7,185	7,246
G&A	1,446	1,455
	20,518	19,668
Operating earnings	3,142	2,822
Interest, net	(64)	(67)
Other, net	5	2
Earnings from continuing operations before income tax	3,083	2,757
Provision for income tax, net	882	821
Earnings from continuing operations	2,201	1,936
Discontinued operations, net of tax of ($7) in 2015 and ($38) in 2014	—	(104)
Net earnings	$2,201	$1,832

Earnings per share
Basic:
Continuing operations	$6.79	$5.75
Discontinued operations	—	(0.31)
Net earnings	$6.79	$5.44
Diluted:
Continuing operations	$6.68	$5.64
Discontinued operations	—	(0.30)
Net earnings	$6.68	$5.34
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Net earnings	$733	$696	$2,201	$1,832
Gains (losses) on cash flow hedges	53	(60)	(331)	(69)
Unrealized (losses) gains on securities	(4)	1	(4)	7
Foreign currency translation adjustments	(195)	(235)	(230)	(226)
Change in retirement plans' funded status	99	61	287	177
Other comprehensive loss, pretax	(47)	(233)	(278)	(111)
Provision (benefit) for income tax, net	46	—	(25)	41
Other comprehensive loss, net of tax	(93)	(233)	(253)	(152)
Comprehensive income	$640	$463	$1,948	$1,680
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in millions)	October 4, 2015	December 31, 2014
ASSETS
Current assets:
Cash and equivalents	$3,372	$4,388
Accounts receivable	3,796	4,050
Contracts in process	4,215	4,591
Inventories	3,239	3,221
Other current assets	666	1,157
Total current assets	15,288	17,407
Noncurrent assets:
Property, plant and equipment, net	3,370	3,329
Intangible assets, net	800	912
Goodwill	11,533	11,731
Other assets	1,989	1,976
Total noncurrent assets	17,692	17,948
Total assets	$32,980	$35,355
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$501	$501
Accounts payable	2,387	2,057
Customer advances and deposits	5,871	7,335
Other current liabilities	4,419	3,858
Total current liabilities	13,178	13,751
Noncurrent liabilities:
Long-term debt	2,912	3,410
Other liabilities	6,156	6,365
Commitments and contingencies (See Note L)
Total noncurrent liabilities	9,068	9,775
Shareholders' equity:
Common stock	482	482
Surplus	2,697	2,548
Retained earnings	22,655	21,127
Treasury stock	(11,915)	(9,396)
Accumulated other comprehensive loss	(3,185)	(2,932)
Total shareholders' equity	10,734	11,829
Total liabilities and shareholders' equity	$32,980	$35,355
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 4, 2015	September 28, 2014
Cash flows from operating activities - continuing operations:
Net earnings	$2,201	$1,832
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	272	285
Amortization of intangible assets	88	91
Equity-based compensation expense	84	94
Excess tax benefit from stock-based compensation	(69)	(66)
Deferred income tax provision	88	94
Discontinued operations, net of tax	—	104
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	254	189
Contracts in process	391	380
Inventories	(29)	(259)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	334	174
Customer advances and deposits*	(1,508)	1,231
Income taxes payable	13	148
Other current and noncurrent liabilities	206	(238)
Other, net	(155)	(261)
Net cash provided by operating activities	2,170	3,798
Cash flows from investing activities:
Maturities of held-to-maturity securities	500	—
Purchases of held-to-maturity securities	—	(500)
Capital expenditures	(360)	(337)
Proceeds from sales of assets	290	7
Other, net	(12)	4
Net cash provided (used) by investing activities	418	(826)
Cash flows from financing activities:
Purchases of common stock	(2,729)	(3,117)
Dividends paid	(655)	(618)
Repayment of fixed-rate notes	(500)	—
Proceeds from stock option exercises	240	475
Other, net	71	66
Net cash used by financing activities	(3,573)	(3,194)
Net cash (used) provided by discontinued operations	(31)	26
Net decrease in cash and equivalents	(1,016)	(196)
Cash and equivalents at beginning of period	4,388	5,301
Cash and equivalents at end of period	$3,372	$5,105
Supplemental cash flow information:
Cash payments for:
Income taxes	$776	$573
Interest	$62	$65
* Cash flows in the first nine months of 2014 include significant customer deposits related to a large contract for a Middle Eastern customer awarded in our Combat Systems group. In 2015, these deposits are being utilized to fund supplier commitments on the program, which negatively affects operating cash flows.

The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2014	$482	$2,548	$21,127	$(9,396)	$(2,932)	$11,829
Net earnings	—	—	2,201	—	—	2,201
Cash dividends declared	—	—	(673)	—	—	(673)
Equity-based awards	—	149	—	210	—	359
Shares purchased	—	—	—	(2,729)	—	(2,729)
Other comprehensive loss	—	—	—	—	(253)	(253)
October 4, 2015	$482	$2,697	$22,655	$(11,915)	$(3,185)	$10,734

December 31, 2013	$482	$2,226	$19,428	$(6,450)	$(1,185)	$14,501
Net earnings	—	—	1,832	—	—	1,832
Cash dividends declared	—	—	(629)	—	—	(629)
Equity-based awards	—	241	—	377	—	618
Shares purchased	—	—	—	(3,160)	—	(3,160)
Other comprehensive loss	—	—	—	—	(152)	(152)
September 28, 2014	$482	$2,467	$20,631	$(9,233)	$(1,337)	$13,010
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended October 4, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended October 4, 2015, and September 28, 2014.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revenue Recognition. We account for revenue and earnings using the percentage-of-completion method. Under this method, contract costs and revenue are recognized as the work progresses, either as the products are produced or as services are rendered. We estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the loss in the quarter it is identified.
We review and update our contract-related estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a diluted per-share basis) from the impact of revisions in contract estimates totaled favorable changes of $44 ($0.09) and $152 ($0.30) for the three- and nine-month periods ended October 4, 2015, and $13 ($0.02) and $103 ($0.20) for the three- and nine-month periods ended September 28, 2014, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the third quarter or first nine months of 2015 or 2014.
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

ASU 2014-09 is effective in the first quarter of 2018 for public companies. However, entities can elect to adopt one year earlier in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition date or method nor have we determined the effect of the standard on our consolidated financial statements as the standard has not been finalized, and we continue to analyze the standard's impact on our contract portfolio.
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
Subsequent Events. We have evaluated material events and transactions that have occurred after October 4, 2015, and concluded that none have occurred that require adjustment to or disclosure in the unaudited Consolidated Financial Statements.

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
The changes in the carrying amount of goodwill by reporting unit for the nine months ended October 4, 2015, were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2014 (a)	$2,555	$2,750	$6,137	$289	$11,731
Acquisitions/divestitures (b)	—	—	(76)	—	(76)
Other (c)	29	(120)	(31)	—	(122)
October 4, 2015	$2,584	$2,630	$6,030	$289	$11,533
(a)Goodwill on December 31, 2014, in the Information Systems and Technology reporting unit is net of $1,994 of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period for the acquisition discussed above and an allocation of goodwill associated with the sale of a commercial cybersecurity business in the second quarter of 2015.
(c)Consists primarily of adjustments for foreign currency translation.

Intangible assets consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	October 4, 2015			December 31, 2014
Contract and program intangible assets*	$1,627	$(1,190)	$437	$1,652	$(1,123)	$529
Trade names and trademarks	463	(124)	339	462	(113)	349
Technology and software	119	(95)	24	130	(97)	33
Other intangible assets	154	(154)	—	154	(153)	1
Total intangible assets	$2,363	$(1,563)	$800	$2,398	$(1,486)	$912
* Consists of acquired backlog and probable follow-on work and related customer relationships.

Amortization expense was $29 and $88 for the three- and nine-month periods ended October 4, 2015, and $30 and $91 for the three- and nine-month periods ended September 28, 2014. We expect to record amortization expense of $116 in 2015.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Basic weighted average shares outstanding	316,680	331,811	323,996	336,911
Dilutive effect of stock options and restricted stock/RSUs*	5,258	6,370	5,418	6,203
Diluted weighted average shares outstanding	321,938	338,181	329,414	343,114
* Excludes outstanding options to purchase shares of common stock because these options had exercise prices in excess of the average market price of our common stock during the period and therefore the effect of including these options would be antidilutive. These options totaled 2,034 and 1,605 for the three- and nine-month periods ended October 4, 2015, and 4,456 and 3,446 for the three- and nine-month periods ended September 28, 2014, respectively.

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

We did not have any significant non-financial assets or liabilities measured at fair value on October 4, 2015, or December 31, 2014, except for the assets of our axle business that were classified as held for sale on December 31, 2014, and were measured at fair value using Level 3 inputs.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on October 4, 2015, and December 31, 2014, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	October 4, 2015
Available-for-sale securities	$169	$169	$101	$68
Derivatives	(585)	(585)	—	(585)
Long-term debt, including current portion	(3,413)	(3,401)	—	(3,401)

	December 31, 2014
Held-to-maturity marketable securities (c)	$500	$500	$10	$490
Available-for-sale securities	188	188	123	65
Derivatives	(276)	(276)	—	(276)
Long-term debt, including current portion	(3,911)	(3,911)	—	(3,911)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on October 4, 2015, or December 31, 2014.
(c)Included in other current assets on the December 31, 2014, Consolidated Balance Sheet.

E. INCOME TAXES
Net Deferred Tax Asset. Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	October 4, 2015	December 31, 2014
Current deferred tax asset	$11	$16
Current deferred tax liability	(873)	(729)
Noncurrent deferred tax asset	1,496	1,439
Noncurrent deferred tax liability	(81)	(82)
Net deferred tax asset	$553	$644

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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on October 4, 2015, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts that have been inventoried until the customer is billed, and consisted of the following:

	October 4, 2015	December 31, 2014
Contract costs and estimated profits	$7,581	$7,494
Other contract costs	1,018	1,064
	8,599	8,558
Advances and progress payments	(4,384)	(3,967)
Total contracts in process	$4,215	$4,591

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

Inventories consisted of the following:

	October 4, 2015	December 31, 2014
Work in process	$1,882	$1,828
Raw materials	1,314	1,290
Finished goods	24	28
Pre-owned aircraft	19	75
Total inventories	$3,239	$3,221

H. DEBT
Debt consisted of the following:

		October 4, 2015	December 31, 2014
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$—	$500
July 2016	2.250%	500	500
November 2017	1.000%	898	897
July 2021	3.875%	500	499
November 2022	2.250%	993	992
November 2042	3.600%	498	498
Other	Various	24	25
Total debt		3,413	3,911
Less current portion		501	501
Long-term debt		$2,912	$3,410

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
On October 4, 2015, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities that provide backup liquidity to our commercial paper program. These credit facilities include a $1 billion multi-year facility expiring in July 2016 and a $1 billion multi-year facility expiring in July 2018. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $120 in committed bank credit facilities to provide backup liquidity to our European businesses.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants on October 4, 2015.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	October 4, 2015	December 31, 2014
Deferred income taxes	$873	$729
Fair value of cash flow hedges	686	292
Salaries and wages	732	718
Workers' compensation	391	420
Retirement benefits	314	309
Other (a)	1,423	1,390
Total other current liabilities	$4,419	$3,858

Retirement benefits	$4,432	$4,596
Customer deposits on commercial contracts	557	617
Deferred income taxes	81	82
Other (b)	1,086	1,070
Total other liabilities	$6,156	$6,365
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation and liabilities of discontinued operations.

The increase in the fair value of our cash flow hedge liabilities from December 31, 2014, to October 4, 2015, largely corresponds to the unrecognized losses on cash flow hedges deferred in accumulated other comprehensive loss (AOCL). These losses will be deferred in AOCL until the underlying transaction is reflected in earnings, at which time we believe the losses will be offset by corresponding gains in the remeasurement of the underlying transactions being hedged.

J. SHAREHOLDERS' EQUITY
Share Repurchases. In 2015, we repurchased approximately 19.3 million of our outstanding shares for $2.7 billion. On June 4, 2015, the board of directors authorized management to repurchase 10 million shares of common stock on the open market following a previous 10 million-share authorization in February 2015. On October 4, 2015, 3.1 million shares remained authorized by our board of directors for repurchase, approximately 1 percent of our total shares outstanding. We repurchased 29 million shares for a total of $3.4 billion in 2014.
Dividends per Share. Dividends declared per share were $0.69 and $2.07 for the three- and nine-month periods ended October 4, 2015, and $0.62 and $1.86 for the three- and nine-month periods ended September 28, 2014, respectively. Cash dividends paid were $223 and $655 for the three- and nine-month periods ended October 4, 2015, and $207 and $618 for the three- and nine-month periods ended September 28, 2014, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of AOCL consisted of the following:

	(Losses) Gains on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2014	$(173)	$22	$541	$(3,322)	$(2,932)
Other comprehensive loss, pretax	(331)	(4)	(230)	287	(278)
Benefit for income tax, net	(115)	(1)	(6)	97	(25)
Other comprehensive loss, net of tax	(216)	(3)	(224)	190	(253)
October 4, 2015	$(389)	$19	$317	$(3,132)	$(3,185)

December 31, 2013	$9	$15	$974	$(2,183)	$(1,185)
Other comprehensive loss, pretax	(69)	7	(226)	177	(111)
Provision for income tax, net	(18)	3	(5)	61	41
Other comprehensive loss, net of tax	(51)	4	(221)	116	(152)
September 28, 2014	$(42)	$19	$753	$(2,067)	$(1,337)

Amounts reclassified out of AOCL related primarily to changes in retirement plans' funded status and consisted of pretax recognized net actuarial losses of $334 and $228 for the nine-month periods ended October 4, 2015, and September 28, 2014, respectively. This was partially offset by pretax amortization of prior service credit of $54 and $51 for the nine-month periods ended October 4, 2015, and September 28, 2014, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note M for additional details.

K. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We do not use derivatives for trading or speculative purposes.
Foreign Currency Risk and Hedging Activities. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Otherwise, we enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts, designed to offset and minimize our risk. The 3-year average maturity of these instruments matches the duration of the activities that are at risk.
We had $8 billion in notional forward exchange contracts outstanding on October 4, 2015, and $9.1 billion on December 31, 2014. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
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
Net gains and losses recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and nine-month periods ended October 4, 2015, and September 28, 2014. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three- and nine-month periods ended October 4, 2015, and September 28, 2014, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on October 4, 2015, or December 31, 2014.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On October 4, 2015, we held $3.4 billion in cash and equivalents, but held no marketable securities.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations' results into U.S. dollars. Although negative, the impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended October 4, 2015, or September 28, 2014. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first nine months of either 2015 or 2014.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1 billion on October 4, 2015. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 4, 2015, and September 28, 2014, were as follows:

Nine Months Ended	October 4, 2015	September 28, 2014
Beginning balance	$428	$354
Warranty expense	128	108
Payments	(92)	(54)
Adjustments	(1)	6
Ending balance	$463	$414

M. RETIREMENT PLANS
We provide defined-contribution benefits, as well as some remaining defined-benefit pension and other post-retirement benefits.
Net periodic cost associated with our defined-benefit pension and other post-retirement benefit plans for the three- and nine-month periods ended October 4, 2015, and September 28, 2014, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Service cost	$57	$49	$3	$3
Interest cost	133	133	11	13
Expected return on plan assets	(174)	(164)	(8)	(8)
Recognized net actuarial loss	110	73	2	2
Amortization of prior service credit	(17)	(16)	(1)	—
Net periodic cost	$109	$75	$7	$10

Nine Months Ended	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Service cost	$171	$145	$9	$9
Interest cost	399	399	33	39
Expected return on plan assets	(522)	(492)	(24)	(24)
Recognized net actuarial loss	329	221	5	7
Amortization of prior service credit	(51)	(50)	(3)	(1)
Net periodic cost	$326	$223	$20	$30

Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense business groups. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards and specific contractual terms. For some of these plans, the cumulative pension and post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog and probable follow-on contracts, we defer the excess in contracts in process on the Consolidated Balance Sheets until the cost is allocable to contracts. See Note F for discussion of our deferred contract costs. For other plans, the amount allocated to contracts and included in revenue has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings to provide a better matching of revenue and expenses. These deferrals have been classified against the plan assets on the Consolidated Balance Sheets.

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
Summary financial information for each of our business groups follows:

	Revenue		Operating Earnings
Three Months Ended	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Aerospace	$2,343	$2,289	$426	$411
Combat Systems	1,345	1,395	218	232
Information Systems and Technology	2,219	2,247	219	202
Marine Systems	2,087	1,820	181	170
Corporate*	—	—	(10)	(16)
	$7,994	$7,751	$1,034	$999

Nine Months Ended	October 4, 2015	September 28, 2014	October 4, 2015	September 28, 2014
Aerospace	$6,709	$6,409	$1,296	$1,199
Combat Systems	4,116	4,118	648	591
Information Systems and Technology	6,804	6,691	673	573
Marine Systems	6,031	5,272	556	510
Corporate*	—	—	(31)	(51)
	$23,660	$22,490	$3,142	$2,822
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended October 4, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$7,037	$957	$—	$7,994
Cost of sales	1	5,729	754	—	6,484
G&A	9	399	68	—	476
Operating earnings	(10)	909	135	—	1,034
Interest, net	(23)	(1)	1	—	(23)
Other, net	2	—	—	—	2
Earnings before income tax	(31)	908	136	—	1,013
Provision for income tax, net	(47)	296	31	—	280
Equity in net earnings of subsidiaries	717	—	—	(717)	—
Net earnings	$733	$612	$105	$(717)	$733
Comprehensive income	$640	$613	$(33)	$(580)	$640
Three Months Ended September 28, 2014
Revenue	$—	$6,761	$990	$—	$7,751
Cost of sales	(1)	5,512	763	—	6,274
G&A	16	397	65	—	478
Operating earnings	(15)	852	162	—	999
Interest, net	(21)	(4)	4	—	(21)
Other, net	(2)	2	1	—	1
Earnings before income tax	(38)	850	167	—	979
Provision for income tax, net	(8)	268	25	—	285
Discontinued operations, net of tax	2	—	—	—	2
Equity in net earnings of subsidiaries	724	—	—	(724)	—
Net earnings	$696	$582	$142	$(724)	$696
Comprehensive income	$463	$570	$(120)	$(450)	$463

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Nine Months Ended October 4, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$20,688	$2,972	$—	$23,660
Cost of sales	(2)	16,765	2,309	—	19,072
G&A	33	1,196	217	—	1,446
Operating earnings	(31)	2,727	446	—	3,142
Interest, net	(66)	(2)	4	—	(64)
Other, net	3	2	—	—	5
Earnings before income tax	(94)	2,727	450	—	3,083
Provision for income tax, net	(88)	884	86	—	882
Equity in net earnings of subsidiaries	2,207	—	—	(2,207)	—
Net earnings	$2,201	$1,843	$364	$(2,207)	$2,201
Comprehensive income	$1,948	$1,850	$(59)	$(1,791)	$1,948
Nine Months Ended September 28, 2014
Revenue	$—	$19,592	$2,898	$—	$22,490
Cost of sales	8	15,943	2,262	—	18,213
G&A	44	1,165	246	—	1,455
Operating earnings	(52)	2,484	390	—	2,822
Interest, net	(68)	(4)	5	—	(67)
Other, net	(4)	5	1	—	2
Earnings before income tax	(124)	2,485	396	—	2,757
Provision for income tax, net	(31)	788	64	—	821
Discontinued operations, net of tax	(104)	—	—	—	(104)
Equity in net earnings of subsidiaries	2,029	—	—	(2,029)	—
Net earnings	$1,832	$1,697	$332	$(2,029)	$1,832
Comprehensive income	$1,680	$1,680	$86	$(1,766)	$1,680

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

October 4, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,284	$—	$2,088	$—	$3,372
Accounts receivable	—	1,506	2,290	—	3,796
Contracts in process	547	2,638	1,030	—	4,215
Inventories
Work in process	—	1,870	12	—	1,882
Raw materials	—	1,285	29	—	1,314
Finished goods	—	17	7	—	24
Pre-owned aircraft	—	19	—	—	19
Other current assets	236	205	225	—	666
Total current assets	2,067	7,540	5,681	—	15,288
Noncurrent assets:
Property, plant and equipment	177	6,263	1,089	—	7,529
Accumulated depreciation of PP&E	(57)	(3,411)	(691)	—	(4,159)
Intangible assets	—	1,444	919	—	2,363
Accumulated amortization of intangible assets	—	(1,100)	(463)	—	(1,563)
Goodwill	—	8,041	3,492	—	11,533
Other assets	1,590	204	195	—	1,989
Investment in subsidiaries	39,254	—	—	(39,254)	—
Total noncurrent assets	40,964	11,441	4,541	(39,254)	17,692
Total assets	$43,031	$18,981	$10,222	$(39,254)	$32,980
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	2,807	3,064	—	5,871
Other current liabilities	1,434	3,669	1,703	—	6,806
Total current liabilities	1,934	6,477	4,767	—	13,178
Noncurrent liabilities:
Long-term debt	2,888	24	—	—	2,912
Other liabilities	3,311	2,373	472	—	6,156
Total noncurrent liabilities	6,199	2,397	472	—	9,068
Intercompany	24,164	(23,520)	(644)	—	—
Shareholders' equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders' equity	10,252	33,621	3,273	(36,894)	10,252
Total shareholders' equity	10,734	33,627	5,627	(39,254)	10,734
Total liabilities and shareholders' equity	$43,031	$18,981	$10,222	$(39,254)	$32,980

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,536	$—	$1,852	$—	$4,388
Accounts receivable	—	1,379	2,671	—	4,050
Contracts in process	542	2,966	1,083	—	4,591
Inventories
Work in process	—	1,818	10	—	1,828
Raw materials	—	1,260	30	—	1,290
Finished goods	—	20	8	—	28
Pre-owned aircraft	—	75	—	—	75
Other current assets	781	215	161	—	1,157
Total current assets	3,859	7,733	5,815	—	17,407
Noncurrent assets:
Property, plant and equipment	148	6,035	1,109	—	7,292
Accumulated depreciation of PP&E	(52)	(3,246)	(665)	—	(3,963)
Intangible assets	—	1,484	914	—	2,398
Accumulated amortization of intangible assets	—	(1,042)	(444)	—	(1,486)
Goodwill	—	8,095	3,636	—	11,731
Other assets	1,479	213	284	—	1,976
Investment in subsidiaries	37,449	—	—	(37,449)	—
Total noncurrent assets	39,024	11,539	4,834	(37,449)	17,948
Total assets	$42,883	$19,272	$10,649	$(37,449)	$35,355
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,529	3,806	—	7,335
Other current liabilities	1,298	3,511	1,106	—	5,915
Total current liabilities	1,798	7,041	4,912	—	13,751
Noncurrent liabilities:
Long-term debt	3,386	24	—	—	3,410
Other liabilities	3,514	2,369	482	—	6,365
Total noncurrent liabilities	6,900	2,393	482	—	9,775
Intercompany	22,356	(22,557)	201	—	—
Shareholders' equity:
Common stock	482	6	2,043	(2,049)	482
Other shareholders' equity	11,347	32,389	3,011	(35,400)	11,347
Total shareholders' equity	11,829	32,395	5,054	(37,449)	11,829
Total liabilities and shareholders' equity	$42,883	$19,272	$10,649	$(37,449)	$35,355

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended October 4, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$(330)	$1,916	$584	$—	$2,170
Cash flows from investing activities:
Maturities of held-to-maturity securities	500	—	—	—	500
Capital expenditures	(29)	(314)	(17)	—	(360)
Proceeds from sales of assets	162	128	—	—	290
Other, net	2	(14)	—	—	(12)
Net cash provided by investing activities	635	(200)	(17)	—	418
Cash flows from financing activities:
Purchases of common stock	(2,729)	—	—	—	(2,729)
Dividends paid	(655)	—	—	—	(655)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Proceeds from stock option exercises	240	—	—	—	240
Other, net	69	2	—	—	71
Net cash used by financing activities	(3,575)	2	—	—	(3,573)
Net cash used by discontinued operations	(31)	—	—	—	(31)
Cash sweep/funding by parent	2,049	(1,718)	(331)	—	—
Net decrease in cash and equivalents	(1,252)	—	236	—	(1,016)
Cash and equivalents at beginning of period	2,536	—	1,852	—	4,388
Cash and equivalents at end of period	$1,284	$—	$2,088	$—	$3,372
Nine Months Ended September 28, 2014
Net cash provided by operating activities*	$(237)	$2,140	$1,895	$—	$3,798
Cash flows from investing activities:
Purchases of held-to-maturity securities	(500)	—	—	—	(500)
Capital expenditures	(54)	(257)	(26)	—	(337)
Other, net	2	19	(10)	—	11
Net cash used by investing activities	(552)	(238)	(36)	—	(826)
Cash flows from financing activities:
Purchases of common stock	(3,117)	—	—	—	(3,117)
Dividends paid	(618)	—	—	—	(618)
Proceeds from stock option exercises	475	—	—	—	475
Other, net	66	—	—	—	66
Net cash used by financing activities	(3,194)	—	—	—	(3,194)
Net cash provided by discontinued operations	26	—	—	—	26
Cash sweep/funding by parent	2,035	(1,902)	(133)	—	—
Net decrease in cash and equivalents	(1,922)	—	1,726	—	(196)
Cash and equivalents at beginning of period	4,179	—	1,122	—	5,301
Cash and equivalents at end of period	$2,257	$—	$2,848	$—	$5,105
* Continuing operations only

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

General Dynamics is an aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; communication and information technology systems and solutions; and shipbuilding. We operate globally through four business groups: Aerospace, Combat Systems, Information Systems and Technology, and Marine Systems. Our primary customer is the U.S. government, specifically the Department of Defense, other U.S. government customers and the intelligence community. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business aircraft. The following discussion should be read in conjunction with our 2014 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.
DEFENSE BUSINESS ENVIRONMENT
With approximately 60 percent of our revenue from the U.S. government, our financial performance is impacted by U.S. government spending levels, particularly defense spending. Prior to the U.S. government's new fiscal year (FY) that began on October 1, 2015, the President's FY16 budget request had not been approved by the Congress. On September 30, 2015, a continuing resolution (CR), which prescribes defense funding at prior-year levels, was approved through December 11, 2015. As the current CR funding levels support our expected revenue, we do not expect it to have a material impact on our operating results during the fourth quarter of 2015.

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important to evaluate our operating results. We recognize the majority of our revenue using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenue and operating costs in our business groups.
In the Aerospace group, contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s outfitting, which includes exterior painting and installation of customer-selected interiors. We record revenue on these contracts at the completion of these two phases: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the outfitted aircraft. We do not recognize revenue at green delivery unless (1) a contract has been executed with the customer and (2) the customer can be expected to satisfy its obligations under the contract, as evidenced by the receipt of significant deposits from the customer and other factors. Revenue associated with the group’s completions of other original equipment manufacturers' (OEMs) aircraft and the group's services businesses are recognized as work progresses or upon delivery of services. Fluctuations in revenue from period to period result from the number and mix of new aircraft deliveries (green and outfitted), progress on aircraft completions and the level of aircraft service activity during the period.
The majority of the Aerospace group’s operating costs relates to new aircraft production on firm orders and consists of labor, material, subcontractor and overhead costs. The costs are accumulated in production lots, recorded in inventory and recognized as operating costs at green aircraft delivery based on the estimated average unit cost in a production lot. While changes in the estimated average unit cost for a production lot impact the level of operating costs, the amount of operating costs reported in a given period is based largely on the number and type of aircraft delivered. Operating costs in the Aerospace group’s completions and services businesses are recognized generally as incurred.
For new aircraft, operating earnings and margin are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft, and the mix of higher-margin large-cabin and lower-margin mid-cabin aircraft deliveries. Additional factors affecting the group’s earnings and margin include the volume, mix and profitability of completions and services work performed, the volume of and market for pre-owned aircraft, and the level of general and administrative (G&A) and net research and development (R&D) costs incurred by the group.
In the three defense groups, revenues on long-term government contracts are recognized as work progresses, either as products are produced or services are rendered. As a result, variations in revenue are discussed generally in terms of volume, typically measured by the level of activity on individual contracts or programs. Year-over-year variances attributed to volume are due to changes in production or service levels and delivery schedules.
Operating costs for the defense groups consist of labor, material, subcontractor, overhead and G&A costs and are recognized generally as incurred. Variances in costs recognized from period to period primarily reflect increases and decreases in production or activity levels on individual contracts and, therefore, result largely from the same factors that drive variances in revenue.
Operating earnings and margins in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on revisions to estimates at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract, the estimated costs to complete or both. Therefore, changes in costs incurred in the period compared with prior periods do not necessarily impact profitability. It is only when total estimated costs at completion on a given contract change without a corresponding change in the contract value that the profitability of that contract may be impacted. Contract mix refers to changes in the volume of higher- vs. lower-margin work. Additionally, higher or lower margin can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).
CONSOLIDATED OVERVIEW

Three Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$7,994	$7,751	$243	3.1%
Operating costs and expenses	6,960	6,752	208	3.1%
Operating earnings	1,034	999	35	3.5%
Operating margin	12.9%	12.9%
Nine Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$23,660	$22,490	$1,170	5.2%
Operating costs and expenses	20,518	19,668	850	4.3%
Operating earnings	3,142	2,822	320	11.3%
Operating margin	13.3%	12.5%

We realized top-line revenue growth in the third quarter and first nine months of 2015 compared with the prior-year periods. In the third quarter, the growth was primarily driven by higher activity throughout our

Marine Systems group. Revenues were stronger in our Marine Systems, Aerospace and Information Systems and Technology groups in the first nine months of 2015, while revenue in our Combat Systems group was consistent with the first nine months of 2014.
While operating margin was steady in the third quarter of 2015, operating costs and expenses in the first nine months of 2015 increased less than revenue, resulting in higher operating earnings and margin. Operating margin expanded 80 basis points in the first nine months of 2015, largely due to improved performance and continued cost-reduction efforts in the Combat Systems and Information Systems and Technology groups.

REVIEW OF BUSINESS GROUPS
Following is a discussion of operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed for specific types of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the lines of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the group's results. Additional information regarding our business groups can be found in Note N to the unaudited Consolidated Financial Statements.
AEROSPACE

Three Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$2,343	$2,289	$54	2.4%
Operating earnings	426	411	15	3.6%
Operating margin	18.2%	18.0%

Gulfstream aircraft deliveries (in units):
Green	40	38	2	5.3%
Outfitted	43	31	12	38.7%
Nine Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$6,709	$6,409	$300	4.7%
Operating earnings	1,296	1,199	97	8.1%
Operating margin	19.3%	18.7%

Gulfstream aircraft deliveries (in units):
Green	110	106	4	3.8%
Outfitted	116	108	8	7.4%
Operating Results
The increases in the Aerospace group's revenue in the third quarter and first nine months of 2015 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$109	$288
Pre-owned aircraft	(65)	7
Aircraft services	10	5
Total increase	$54	$300

Additional deliveries of large-cabin aircraft drove an increase in aircraft manufacturing, outfitting and completions revenue in the third quarter and first nine months of 2015. Mid-cabin aircraft revenues remained about the same. We had no pre-owned aircraft sales in the third quarter of 2015 compared with three sales in the third quarter of 2014. Revenue from pre-owned aircraft sales was up slightly in the first nine months of 2015 compared with the prior-year period.
The increases in the group's operating earnings in the third quarter and first nine months of 2015 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$41	$128
Pre-owned aircraft	(2)	(2)
Aircraft services	1	9
G&A/other expenses	(25)	(38)
Total increase	$15	$97
Aircraft manufacturing, outfitting and completions earnings grew in the third quarter and first nine months of 2015 due to the increase in aircraft deliveries. Operating earnings in the first nine months of 2015 were also favorably affected by a first-quarter 2015 supplier settlement associated with aircraft component design and delivery delays. Partially offsetting these increases, the group's performance was impacted by higher net R&D expenses associated with ongoing product-development efforts. Overall, the Aerospace group's operating margin increased 20 basis points in the third quarter and 60 basis points in the first nine months of 2015 compared with the prior-year periods.
Outlook
We expect an increase in the group's full-year revenue of approximately 4 percent in 2015 compared with 2014 primarily as a result of increased Gulfstream aircraft deliveries. Operating margin is expected to approximate 19 percent.
COMBAT SYSTEMS

Three Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$1,345	$1,395	$(50)	(3.6)%
Operating earnings	218	232	(14)	(6.0)%
Operating margin	16.2%	16.6%
Nine Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$4,116	$4,118	$(2)	—%
Operating earnings	648	591	57	9.6%
Operating margin	15.7%	14.4%
Operating Results
The Combat Systems group's revenue was down slightly in the third quarter, but steady over the first nine months of 2015. The change in the group's revenue consisted of the following:

	Third Quarter	Nine Months
International military vehicles	$(55)	$29
U.S. military vehicles	8	(55)
Weapon systems and munitions	(3)	24
Total decrease	$(50)	$(2)
Revenue from international military vehicles decreased in the third quarter of 2015 due to lower revenue on several mature international contracts that are nearing completion, partially offset by new contracts that are starting up. In the first nine months of 2015, growth on the new international programs more than offset the decreases in the mature contracts. Work is ramping up on combat-vehicle contracts for customers in the United Kingdom and the Middle East. U.S. military vehicle revenue increased in the third quarter of 2015 primarily due to higher volume on the Stryker wheeled armored vehicle program. In the first nine months of 2015, revenue for U.S. military vehicles declined as a result of the completion of the Ground Combat Vehicle (GCV) design and development program. Weapons systems and munitions revenue was essentially flat in the third quarter of 2015 but higher in the first nine months of 2015 primarily due to increased production for U.S. allies.
Translation of our international businesses’ revenues into U.S. dollars in 2015 has been affected unfavorably by foreign currency exchange rate fluctuations, primarily due to the strengthening of the U.S. dollar against the Canadian dollar and the Euro.  Had foreign currency exchange rates in 2015 held constant from 2014, revenue would have been higher in the third quarter and first nine months of 2015 compared with the prior-year periods by 6 and 8 percent, respectively.
The Combat Systems group's operating margin decreased somewhat in the third quarter of 2015. Operating results in the third quarter of 2014 included the favorable impact of the previously-disclosed settlement with the Portuguese government related to a contract to provide armored vehicles in our European Land Systems business. Excluding this benefit, the group's operating margin increased 110 basis points in the third quarter of 2015 compared with the prior-year period. The group's operating margin increased 130 basis points in the first nine months of 2015. The operating results reflect the group's strong operating performance and cost cutting across the portfolio, including reduced overhead costs following restructuring activities completed in 2014.
Outlook
We expect the Combat Systems group’s 2015 revenue to be generally consistent with 2014 as growth on our international military vehicle contracts offsets some scheduled reductions in spending on several U.S. military production programs. Operating margin is expected to be in the mid-15 percent range.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$2,219	$2,247	$(28)	(1.2)%
Operating earnings	219	202	17	8.4%
Operating margin	9.9%	9.0%
Nine Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$6,804	$6,691	$113	1.7%
Operating earnings	673	573	100	17.5%
Operating margin	9.9%	8.6%

Operating Results
The Information Systems and Technology group's revenue was down slightly in the third quarter, but up in the first nine months of 2015. The changes in the group's revenue consisted of the following:

	Third Quarter	Nine Months
C4ISR solutions*	$—	$148
Information technology (IT) services	(28)	(35)
Total (decrease) increase	$(28)	$113
* Command, control, communication, computing (C4), intelligence, surveillance and reconnaissance (ISR) solutions
Revenue was steady in our C4ISR solutions business in the third quarter of 2015 but increased in the first nine months of 2015 due to higher volume of computer and network equipment and services for the U.S. Army. IT services revenue decreased slightly in 2015 due to lower volume on several programs, including our commercial wireless work.
The group's operating margin increased 90 basis points in the third quarter and 130 basis points in the first nine months of 2015. Margin expansion was driven primarily by improved program performance and cost cutting across the group, including the favorable impact from the early 2015 consolidation of two of our businesses. Operating earnings in the first nine months of 2015 also include a gain of $23 on the sale of a commercial cybersecurity product business, a 30 basis point impact.
Outlook
We expect 2015 full-year revenue in the Information Systems and Technology group to be essentially flat compared with 2014. Operating margin is expected to be in the mid- to high-9 percent range.
MARINE SYSTEMS

Three Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$2,087	$1,820	$267	14.7%
Operating earnings	181	170	11	6.5%
Operating margin	8.7%	9.3%
Nine Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$6,031	$5,272	$759	14.4%
Operating earnings	556	510	46	9.0%
Operating margin	9.2%	9.7%
Operating Results
The increases in the Marine Systems group’s revenue in the third quarter and first nine months of 2015 consisted of the following:

	Third Quarter	Nine Months
Navy ship construction	$137	$358
Navy ship engineering, repair and other services	88	215
Commercial ship construction	42	186
Total increase	$267	$759

The increase in Navy ship construction revenue in 2015 is due to higher volume on the Virginia-class submarine program, primarily for the Block IV contract. This increase was partially offset by lower volume on the Expeditionary Base Mobile (ESB) program (formerly known as the Mobile Landing Platform program). Revenue from Navy ship engineering, repair and other services increased in 2015 primarily due to development work on the Ohio-class submarine replacement program and additional repair services at our surface-ship repair facilities. Commercial ship construction revenue increased in 2015 as work ramped up on the group's construction of Jones Act ships.
Operating margin decreased 60 basis points in the third quarter and 50 basis points in the first nine months of 2015 due to a shift in contract mix, including a gap in production on the mature ESB program that was replaced by Jones Act commercial ship contracts scheduled for delivery through 2017. The group's operating margin was also affected unfavorably by cost growth on the Navy's DDG-1000 program and the restart of the DDG-51 program.
Outlook
We expect the Marine Systems group’s 2015 full-year revenue to increase approximately 7 percent from 2014. Operating margin is expected to be in the low- to mid-9 percent range.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate costs totaled $10 in the third quarter of 2015 compared with $16 in the third quarter of 2014, and $31 in the first nine months of 2015 compared with $51 in the 2014 period. The decrease in 2015 is caused by lower compensation expense for stock options as options granted in March 2015 have a ten-year term and three-year vesting period versus a seven-year term and two-year vesting period for prior option grants. Our Proxy Statement filed on March 20, 2015, further describes changes made to our equity compensation plans in 2015. We expect 2015 full-year Corporate costs of approximately $45.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$5,119	$4,909	$210	4.3%
Operating costs	4,037	3,866	171	4.4%
Nine Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$15,189	$14,005	$1,184	8.5%
Operating costs	11,887	10,967	920	8.4%

The increases in product revenue in the third quarter and first nine months of 2015 consisted of the following:

	Third Quarter	Nine Months
Ship construction	$178	$535
Aircraft manufacturing, outfitting and completions	115	312
C4ISR solutions products	40	196
Military vehicle products	(54)	104
Pre-owned aircraft	(65)	7
Other, net	(4)	30
Total increase	$210	$1,184
Ship construction revenue increased in 2015 due to higher volume on the Virginia-class submarine program and commercial Jones Act ships. Aircraft manufacturing, outfitting and completions revenue increased in 2015 due to additional deliveries of large-cabin aircraft. Revenue for C4ISR solutions products increased in 2015 due to higher volume of computer and network equipment for the U.S. Army. While military vehicle products revenue decreased in the third quarter of 2015, revenue increased in the first nine months of 2015 as volume began to increase on two large international programs awarded in 2014. We had no pre-owned aircraft sales in the third quarter of 2015 compared with three sales in the third quarter of 2014. Revenue from pre-owned aircraft sales was up slightly in the first nine months of 2015 compared with the prior-year period.
Product operating costs were higher in 2015 due to volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$2,875	$2,842	$33	1.2%
Operating costs	2,447	2,408	39	1.6%
Nine Months Ended	October 4, 2015	September 28, 2014	Variance
Revenue	$8,471	$8,485	$(14)	(0.2)%
Operating costs	7,185	7,246	(61)	(0.8)%

The changes in service revenue in the third quarter and first nine months of 2015 consisted of the following:

	Third Quarter	Nine Months
Ship engineering, repair and other services	$90	$223
Military vehicle services	6	(130)
IT services	(35)	(48)
Other, net	(28)	(59)
Total increase (decrease)	$33	$(14)
Ship engineering, repair and other services revenue was up in 2015 due to increased development work on the Ohio-class submarine replacement program and additional repair service activities at our surface-ship repair facilities. Military vehicle services revenue increased slightly in the third quarter of 2015, but decreased in the first nine months of 2015 primarily due to the completion of the GCV design and development program. IT services revenue decreased in 2015 due to lower volume on several programs, including our commercial wireless work.

The change in service operating costs in 2015 was primarily due to changes in volume on the programs described above.

OTHER INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.1 percent and 6.5 percent in the first nine months of 2015 and 2014, respectively. G&A expenses in the first quarter of 2014 included $29 of severance-related charges in our European military vehicles business in the Combat systems group.
Interest, Net
Net interest expense was $64 in the first nine months of 2015 compared with $67 in the same period in 2014. We expect full-year 2015 net interest expense to be approximately $85.
Provision for Income Tax, Net
Our effective tax rate was 28.6 percent in the first nine months of 2015 compared with 29.8 percent in the prior-year period. The effective tax rate in 2015 was favorably impacted by an increase in earnings from non-U.S. businesses and favorable contract close-outs. We anticipate the full-year effective tax rate to approximate 28 percent in 2015.
Discontinued Operations, Net of Taxes
In the second quarter of 2014, we committed to a plan to sell our axle business in the Combat Systems group and wrote down the net assets of the business to their estimated fair value, recognizing a loss of $105. This loss was trued-up upon the sale of the business completed in January 2015.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $68.7 billion at the end of the third quarter of 2015, down slightly from $70 billion the previous quarter. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $94.3 billion on October 4, 2015.
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
The following table details the backlog and the estimated potential contract value of each business group at the end of the third and second quarters of 2015:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	October 4, 2015
Aerospace	$13,459	$100	$13,559	$2,479	$16,038
Combat Systems	18,591	658	19,249	5,261	24,510
Information Systems and Technology	7,294	2,122	9,416	15,074	24,490
Marine Systems	14,391	12,127	26,518	2,734	29,252
Total	$53,735	$15,007	$68,742	$25,548	$94,290

	July 5, 2015
Aerospace	$13,893	$125	$14,018	$2,474	$16,492
Combat Systems	18,454	476	18,930	5,199	24,129
Information Systems and Technology	7,096	2,037	9,133	15,562	24,695
Marine Systems	15,993	11,952	27,945	2,345	30,290
Total	$55,436	$14,590	$70,026	$25,580	$95,606

AEROSPACE
Aerospace funded backlog represents aircraft orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services.
The group ended the third quarter of 2015 with backlog of $13.6 billion compared with $14 billion on July 5, 2015. Aircraft orders reflected demand across our product portfolio. Orders for Gulfstream aircraft were up compared with the third quarter and first nine months of 2014.

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
Total backlog in our defense groups was $55.2 billion on October 4, 2015, down slightly from $56 billion on July 5, 2015. Backlog increased in our Combat Systems and Information Systems and Technology groups, while Marine Systems backlog was down slightly as the group performs on major, multi-year contracts. Estimated potential contract value was $23.1 billion on October 4, 2015. Each of our defense groups received notable contract awards during the third quarter of 2015.
Combat Systems awards included the following:

•	$610 from the U.K. Ministry of Defence to provide in-service support for the AJAX armoured fighting vehicle fleet (formerly known as the Specialist Vehicle program) until 2024.

•	$285 from the U.S. Army to refurbish and upgrade 150 Abrams main battle tanks to the situational awareness configuration for the Kingdom of Morocco under a Foreign Military Sales (FMS) contract.

•	$60 from the Army under the Stryker wheeled armored vehicle program for production of double-V-hulled vehicles.

•	$50 to produce various calibers of ammunition.
Information Systems and Technology awards included the following:

•	$340 from the Centers for Medicare & Medicaid Services for contact-center services.

•	$155 from the Army for ruggedized computing equipment under the CHS-4 program.

•	$100 from the U.S. Air Force to deliver enterprise IT services.

•	$90 from the Army under the Warfighter Field Operations Customer Support (FOCUS) program to provide support for live and virtual operations.

•	$80 from the Army under Increment 2 of the Warfighter Information Network-Tactical (WIN-T) program for additional equipment, engineering and support services.
Marine Systems awards included the following:

•	$265 from the U.S. Navy for design work on the Ohio-class submarine replacement program.

•	$155 from the Navy to provide design, engineering, material and logistics support and research and development activities for active U.S. submarines.

•	$50 from the Navy for the design and manufacture of two moored training ships.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2015 with a cash balance of $3.4 billion, down $1 billion from the end of 2014. Our net debt position, defined as cash and equivalents and marketable securities less debt, was $41 at the end of the third quarter of 2015 compared with a net cash position of $977 at the end of 2014. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statements of Cash Flows, in the first nine months of 2015 and 2014.
OPERATING ACTIVITIES
We generated cash from operating activities of $2.2 billion in the first nine months of 2015 compared with $3.8 billion in the same period in 2014. The primary driver of cash flows in both periods was net earnings. Cash flows in the first nine months of 2014 include significant customer deposits related to a large contract for a Middle Eastern customer awarded in our Combat Systems group. These deposits are being utilized in 2015 to fund supplier commitments on the program, which continues to somewhat negatively affect operating cash flows in 2015.

INVESTING ACTIVITIES
Cash provided by investing activities was $418 in the first nine months of 2015 compared with cash used for investing activities of $826 in the same period in 2014. A significant use of cash for investing activities in both periods was capital expenditures. We expect capital expenditures of approximately 2 percent of revenue in 2015. Cash provided by investing activities in 2015 includes proceeds from divestitures in the Combat Systems group and Information Systems and Technology groups as well as $500 of proceeds from maturing marketable securities. These marketable securities were purchased in the third quarter of 2014.
FINANCING ACTIVITIES
Cash used for financing activities was $3.6 billion in the first nine months of 2015 compared with $3.2 billion in the same period in 2014. Our primary financing activities include debt repayments, repurchases of common stock and payment of dividends. Net cash from financing activities also includes proceeds received from stock option exercises.
In in the first nine months of 2015, we repurchased approximately 19.3 million of our outstanding shares for $2.7 billion. On June 4, 2015, the board of directors authorized management to repurchase 10 million shares of common stock on the open market following a previous 10 million-share authorization in February 2015. On October 4, 2015, 3.1 million shares remained authorized by our board of directors for repurchase, approximately 1 percent of our total shares outstanding. We repurchased 29 million shares for a total of $3.4 billion in 2014.
On March 4, 2015, our board of directors declared an increased quarterly dividend of $0.69 per share, the 18th consecutive annual increase. The board had previously increased the quarterly dividend to $0.62 per share in March 2014. Cash dividends paid were $655 in the first nine months of 2015 compared with $618 in the same period in 2014.
In the first nine months of 2015, we repaid $500 of fixed-rate notes on their scheduled maturity date with the proceeds from the maturing marketable securities discussed above. We have no material repayments of long-term debt scheduled until $500 of fixed-rate notes mature in July 2016. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation. See Note H to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
We had no commercial paper outstanding on October 4, 2015. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2016 and a $1 billion facility expiring in July 2018. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Nine Months Ended	October 4, 2015	September 28, 2014
Net cash provided by operating activities	$2,170	$3,798
Capital expenditures	(360)	(337)
Free cash flow from operations	$1,810	$3,461
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	99%	196%
Free cash flow from operations	82%	179%
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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S.GAAP. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period.
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under this method, the impact of revisions in estimates is recognized prospectively over the remaining contract term. The net increase in our operating earnings (and on a diluted per-share basis) from the impact of revisions in contract estimates totaled favorable changes of $44 ($0.09) and $152 ($0.30) for the three- and nine-month periods ended October 4, 2015, and $13 ($0.02) and $103 ($0.20) for the three- and nine-month periods ended September 28, 2014. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the third quarter and first nine months of 2015 or 2014.
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
ASU 2014-09 is effective in the first quarter of 2018 for public companies. However, entities can elect to adopt one year earlier in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition date or method nor have we determined the effect of the standard on our consolidated financial statements as the standard has not been finalized, and we continue to analyze the standard's impact on our contract portfolio.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on October 4, 2015, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 4, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margins, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe our estimates and judgments are reasonable based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about our third quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares that May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
7/6/15-8/2/15	5,320,830	$145.67	5,320,830	4,944,617
8/3/15-8/30/15	979,234	$146.22	979,234	3,965,383
8/31/15-10/4/15	853,915	$137.39	853,915	3,111,468
Total	7,153,979	$144.76
* On June 4, 2015, the board of directors authorized management to repurchase 10 million additional shares of common stock.

We did not make any unregistered sales of equity in the third quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

* Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
Kimberly A. Kuryea
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: October 28, 2015