Form 10-K
period 2015-12-31
GENERAL DYNAMICS CORP
filed 2016-02-08
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015
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
Large Accelerated Filer ✓ Accelerated Filer __ Non-Accelerated Filer __ Smaller Reporting Company ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $41,198,779,978 as of July 5, 2015 (based on the closing price of the shares on the New York Stock Exchange).
311,161,810 shares of the registrant’s common stock, $1 par value per share, were outstanding on January 31, 2016.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

PART I

(Dollars in millions, except per-share amounts or unless otherwise noted)

ITEM 1. BUSINESS
BUSINESS OVERVIEW
General Dynamics is a global aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) solutions and information technology (IT) services; and shipbuilding.
Incorporated in Delaware in 1952, General Dynamics grew organically and through acquisitions until the early 1990s when we sold nearly all of our businesses. In the mid-1990s, we began expanding again by acquiring combat vehicle-related businesses, IT product and service companies, additional shipyards and Gulfstream Aerospace Corporation. In the 2000s, we continued to grow organically and acquired companies throughout the portfolio. Today, we are focused on delivering superior products and services to our customers, improving operations, generating cash and increasing return on invested capital.
We operate through four business groups, and each group has several business units. Each of our businesses has responsibility for strategy and execution, providing the flexibility they need to stay close to their customers, perform on programs and remain agile. Our corporate headquarters is responsible for setting the overall direction of the company, the allocation of capital and promoting a culture of ethics and integrity that defines how we operate. Our management team delivers on our commitments to shareholders through disciplined execution of backlog, efficient cash-flow conversion and prudent capital deployment. We manage costs, undertake continuous improvement initiatives and collaborate across our businesses to achieve our goals of maximizing earnings and cash and creating value for our shareholders.
Following is additional information on each of our business groups: Aerospace, Combat Systems, Information Systems and Technology and Marine Systems. For selected financial information, see Note Q to the Consolidated Financial Statements in Item 8.
AEROSPACE
Our Aerospace group is at the forefront of the business-jet industry. We deliver a family of Gulfstream aircraft, provide aircraft services and perform completions for aircraft produced by other original equipment manufacturers (OEMs). With more than 50 years of experience, the Aerospace group is known for:

•	superior aircraft design, quality, performance, safety and reliability;

•	technologically advanced cockpit and cabin systems; and

•	industry-leading product service and support.
Gulfstream Aerospace Corporation designs, develops, manufactures, services and supports the world’s most technologically advanced business-jet aircraft. Our product line includes aircraft across a spectrum of price and performance options in the large- and mid-cabin business-jet market. The varying ranges, speeds and cabin dimensions are well-suited for the needs of a diverse and global customer base.
In 2015, Gulfstream was awarded the Collier Trophy for the design and development of the G650 business-jet family. This is Gulfstream’s third time receiving the National Aeronautic Association’s annual award, which recognizes the greatest achievement in U.S. aeronautics or astronautics with respect to improving performance, efficiency and safety. The G650 family includes the G650 and the extended-range G650ER. The ultra-long-range G650ER flies farther at faster speeds than any other business jet on the market, and can travel 7,500 nautical miles at Mach 0.85. The G650 entered into service in 2012, and the G650ER was introduced and delivered in 2014. In February 2015, the G650ER set two city-pair records while flying around the world with one stop. Together, the G650 and G650ER hold more than 50 world speed records.
We are committed to research and development (R&D) activities to ensure we continue to introduce new products and first-to-market enhancements that broaden customer choice, improve aircraft performance and set new standards for customer safety, comfort and in-flight productivity. In 2014, we also introduced two new large-cabin business jets, the G500 and G600. These clean-sheet next-generation business jets optimize the speed, wide-cabin comfort, efficiency and advanced safety technology of the aircraft. At Mach 0.85, the G500 can fly 5,000 nautical miles, and the G600 can fly 6,200 nautical miles. The G500 completed its first flight in May 2015 and has since completed hundreds of test flight hours at speeds up to Mach 0.995 and altitude over 50,000 feet. The G500 and G600 are expected to enter into service in 2018 and 2019, respectively. These new aircraft demonstrate our consistent and disciplined investment in Gulfstream.
Our product enhancement and development efforts include initiatives in advanced avionics, composites, renewable fuels, flight-control systems, acoustics, cabin technologies and vision systems. A recent example is the Symmetry Flight Deck introduced with the G500 and G600, which includes 10 touchscreens and active control sidesticks. The touchscreens improve how pilots interact with onboard systems, and the sidesticks are digitally linked to allow both pilots to see and feel each other’s control inputs, enhancing situational awareness and further improving safety of the flight.
Gulfstream has an ongoing environmental sustainability program, including the use of renewable fuels. In 2015, we finalized an industry-first, three-year agreement that provides Gulfstream with a consistent supply of renewable fuels for daily flight operations from its headquarters in Savannah, Georgia. Each gallon of renewable fuel burned is expected to achieve a more than 50-percent reduction in greenhouse gas emissions on a lifecycle basis, relative to petroleum-based jet fuel.
Gulfstream designs, develops and manufactures aircraft in Savannah, including manufacturing all large-cabin models. The mid-cabin models are constructed by a non-U.S. partner. All models are outfitted in the group’s U.S. facilities. In support of Gulfstream’s growing aircraft portfolio and international customer base, we have invested in multi-year facilities projects at our Savannah campus, which are scheduled to continue through 2017. This expansion consists of constructing new facilities, including the completed purpose-built G500 and G600 manufacturing facilities, and renovating existing infrastructure. This effort follows earlier projects including a purpose-built G650 manufacturing facility, increased aircraft-service capacity, an improved customer sales and design center and a state-of-the-art paint facility.
The group offers extensive support for the over 2,500 Gulfstream aircraft in service with the largest factory-owned service network in the business aviation industry, including professionals located around the globe. The service network for Gulfstream aircraft continues to evolve to address the demands of the group’s growing international customer base. We operate 11 company-owned service centers worldwide and have more than 20 factory-authorized service centers and authorized warranty facilities on six continents. We also operate a 24-hour-per-day/365-day-per-year Customer Contact Center and offer on-call Gulfstream aircraft technicians ready to deploy for urgent customer-service requirements in the Americas. This commitment to superior product support continues to receive industry recognition, including the number-one ranking for the 13th consecutive year in the annual Aviation International News Product Support Survey.
Jet Aviation expands our Aerospace portfolio as a global leader in business aviation services, providing comprehensive services and a network of facilities to aircraft owners and operators. With employees across more than 25 airport facilities throughout Europe, the Middle East, Asia and North America, our service offerings include maintenance, repair, aircraft management, charter, fixed-base operations (FBO) and staffing services. We recently expanded our service network in Europe and the Bahamas, began construction on a major FBO expansion in Bedford, Massachusetts, and are on schedule to have a new maintenance facility in Macau operational in 2016.
In addition to these capabilities, Jet Aviation has nearly 40 years of experience offering custom complex completions for business-jet and single- and double-aisle aircraft from its Basel, Switzerland, and St. Louis, Missouri, operations. To support the increasing demand for corporate and VIP aircraft interiors and our growing backlog, we recently expanded our production capacity at the Basel facility.
As a market leader in the business-aviation industry, the Aerospace group is focused on developing innovative first-to-market technologies and products; providing exemplary and timely service to customers globally; and driving efficiencies and reducing costs in the aircraft production, outfitting and service processes.
Revenue for the Aerospace group was 28 percent of our consolidated revenue in 2015 and 2014 and 26 percent in 2013. Revenue by major products and services was as follows:

Year Ended December 31	2015	2014	2013
Aircraft manufacturing, outfitting and completions	$7,156	$6,983	$6,378
Aircraft services	1,584	1,599	1,530
Pre-owned aircraft	111	67	210
Total Aerospace	$8,851	$8,649	$8,118
COMBAT SYSTEMS
Our Combat Systems group offers a full-spectrum of combat vehicles, weapons systems and munitions for the United States and its allies around the world. We take a disciplined systems engineering approach to deliver market-leading design, development, production, modernization and sustainment services. Our extensive, diverse and proven product lines give us the agility to deliver tailored solutions that meet a wide array of customer mission needs. Comprised of three business units, European Land Systems, Land Systems and Ordnance and Tactical Systems, the group’s product lines include:

•	wheeled combat and tactical vehicles;

•	main battle tanks and tracked combat vehicles;

•	weapons systems, armament and munitions; and

•	maintenance and logistics support and sustainment services.
Wheeled combat and tactical vehicles: The eight-wheeled, medium-weight Stryker combat vehicle, which has 10 variants, has proven itself as one of the most versatile vehicles in the U.S. Army’s fleet, combining survivability and maneuverability into a deployable and responsive combat support vehicle. The Army is planning to convert all nine of its Stryker Brigade Combat Teams to the double-V-hulled configuration, which significantly improves protection for soldiers from threats such as improvised explosive devices (IEDs). In response to customer needs driven by a dynamic threat environment, we are working with the Army to increase the lethality of the Stryker vehicle with the addition of a 30-millimeter gun system.
The group has a market-leading position in light armored vehicles (LAVs) with more than 10,000 vehicles delivered around the world. We offer advanced technologies combined with combat-proven survivability. We currently have a $10 billion contract to provide wheeled armored vehicles along with associated logistics support to a Middle Eastern customer through 2028.

We have delivered numerous high-mobility, versatile Pandur and Piranha armored vehicles. The Pandur family of vehicles serves as a common platform for various armament and equipment configurations, and the Piranha is a multi-role vehicle well-suited for a variety of combat operations. In 2015, the Danish Ministry of Defence selected the Piranha as its new armored personnel carrier, and we signed an agreement with the Spanish Ministry of Defense for extensive technological trials of the Piranha 5 vehicle for the Spanish Army’s future 8x8 armored infantry fighting vehicle.
Tactical vehicles offered by the group include the lightweight Flyer family of vehicles, a modular vehicle built for speed and mobility that allows access to previously denied terrain in demanding environments. We are delivering the Flyer 60 and Flyer 72 to U.S. Special Operations Command for the Internally Transportable Vehicle (ITV) and Ground Mobility Vehicle (GMV) programs. Outside the United States, the Duro and Eagle tactical vehicle families offer a range of options in the 6- to 15-ton weight class.
The group’s family of route clearance vehicles, including the Buffalo, Cougar and RG-31 vehicles, is at the forefront of blast- and ballistic-protected technologies. These vehicles are designed specifically to protect occupants from land mines, hostile fire and IEDs.
Tanks and tracked combat vehicles: Combat Systems’ powerful tracked vehicles provide key capabilities to customers around the world. The Abrams main battle tank offers a proven, decisive edge in combat for the U.S. Army, National Guard and Marine Corps. We are upgrading the Army’s Abrams tanks with the System Enhancement Package (SEP), which provides a digital platform that includes an enhanced command-and-control system, new power generation and distribution systems, second-generation thermal sights and improved armor. Internationally, the group provides Abrams tanks to several U.S. allies. In 2015, the group received an award to refurbish and upgrade tanks for the Kingdom of Morocco and announced resumed production of M1A1 tank kits for the Egyptian Land Forces.
The ASCOD is a highly versatile tracked combat vehicle with multiple versions, including the Spanish Pizarro and the Austrian Ulan. Currently the group is producing the British Army’s next-generation AJAX armoured fighting vehicle, a version of the ASCOD formerly known as the Scout Specialist Vehicle. With six variants, AJAX offers advanced electronic architecture and proven technology for an unparalleled balance of protection, survivability and reliability for a vehicle in its weight class. In addition to production, the group will provide in-service support for the AJAX vehicle fleet through 2024.
With our large installed base of wheeled and tracked vehicles around the world and the expertise gained from our engineering and production programs, we are well-positioned for vehicle modernization programs, support and sustainment services, and future development programs.
Weapons systems, armament and munitions: Complementing these military-vehicle offerings, the group designs, develops and produces a comprehensive array of sophisticated weapons systems. For ground forces, we manufacture M2/M2-A1 heavy machine guns and MK19/MK47 grenade launchers. The group also produces legacy and next-generation weapons systems for shipboard applications, including the Navy’s Phalanx Close-In Weapon System (CIWS), multiple subsystems for the Littoral Combat Ship (LCS) and Zumwalt-class (DDG-1000) guided-missile destroyer firepower mission modules. For airborne platforms, we produce weapons for U.S. and non-U.S. fighter aircraft, including high-speed Gatling guns for all U.S. fixed-wing military aircraft. The group is also a significant supplier of composite structures and aircraft components.
Our munitions portfolio covers the full breadth of naval, air and ground forces applications across all calibers and weapons platforms for the U.S. government and its allies. In North America, the group maintains a market-leading position in the supply of Hydra-70 rockets, large-caliber tank ammunition, medium-caliber ammunition, mortar and artillery projectiles, tactical missile aerostructures, and high-performance warheads, military propellants and conventional bombs and bomb cases.
The Combat Systems group emphasizes operational execution and continuous process improvements to enhance our productivity. In an environment of uncertain threats and evolving customer needs, the group is focused on innovation, affordability and speed-to-market to deliver increased performance and survivable, mission-effective products.
Revenue for the Combat Systems group was 18 percent of our consolidated revenue in 2015 and 2014 and 19 percent in 2013. Revenue by major products and services was as follows:

Year Ended December 31	2015	2014	2013
Wheeled combat vehicles	$2,599	$2,852	$2,709
Weapons systems and munitions	1,496	1,635	1,761
Tanks and tracked vehicles	816	526	595
Engineering and other services	729	719	767
Total Combat Systems	$5,640	$5,732	$5,832
INFORMATION SYSTEMS AND TECHNOLOGY
Our Information Systems and Technology group provides technologies, products and services in support of hundreds of programs for a wide range of military, federal/civilian, state, local and commercial customers. The group’s market leadership results from decades of domain expertise, incumbency on high-priority programs and continuous innovation to meet the ever-changing information-systems and mission support needs of our customers. The group’s diverse portfolio includes:

•	IT solutions and mission support services, and

•	mobile communication, command-and-control mission systems, and intelligence, surveillance and reconnaissance (ISR) solutions.
IT solutions and mission support services: We design, build and operate large-scale, secure IT networks and systems and provide professional and technical services. The group has been a trusted systems integrator for more than 50 years.
We support the full enterprise IT lifecycle from designing and integrating to operating and maintaining complex data, voice and multimedia networks. Working closely with our customers, we ensure their network infrastructures are secure, efficient, scalable and cost-effective. We have extensive experience consolidating, building and operating data centers. The group’s expertise in building IT and communications networks extends beyond government customers. We engineer, design and install networks for several major commercial fiber-to-the-home providers and wireless carriers.
We are also at the forefront of cloud and virtualization technologies and services. For example, the group is implementing the Department of Defense’s (DoD) largest enterprise-wide email infrastructure and a virtual desktop environment for the intelligence community.
As a leading provider in the U.S. healthcare IT market, we support government civilian and military health systems, providing critical services in support of healthcare reform and medical benefits programs. Our offerings include cyber security services, big data analytics, fraud prevention and detection software, process automation and program management solutions for public and commercial health systems. Our Information Technology business unit operates several customer contact centers for the Centers for Medicare

& Medicaid Services, responding to consumer inquiries about key Medicare and Affordable Care Act programs.
The group’s technical support personnel and domain specialists help customers meet critical planning, staffing, technology and operational needs. We also offer advanced training in military operations, range support, technology-based simulation and professional development.
Mobile communication, command-and-control mission systems and ISR solutions: We design, build, integrate, deploy and support communications, command-and-control and computer mission systems; imagery, signals- and multi-intelligence systems; and cyber security systems for customers in the U.S. defense, intelligence and homeland security communities, and U.S. allies.
The group is a leading integrator and manufacturer of secure communications systems that improve our customers’ ability to communicate, collaborate and access vital information, including fixed and mobile ground, radio and satellite communications systems and antenna technologies. For example, we are the prime contractor for Warfighter Information Network-Tactical (WIN-T), the Army’s mobile communications network delivering voice, video and data communications to soldiers anywhere on the battlefield. In 2015, we received approval to move forward with full-rate production of the WIN-T Increment 2 system.
We are also developing and deploying the Mobile User Objective System (MUOS) communication waveform and integrated ground segments, which will help provide the satellite link to soldiers on the ground so they can access cell phone-like communications in the most remote locations. We are leading the deployment of the MUOS ground system, which includes four ground stations positioned around the world. Our Manpack radio is the first military radio to successfully connect with the MUOS network.
The Information Systems and Technology group provides many of these capabilities to non-U.S. agencies and commercial customers. For the Canadian Department of National Defence, we developed, deployed and continue to modernize and support the Canadian Army’s fully-integrated, secure combat voice and data network. We leveraged this experience to deliver the U.K. Ministry of Defence’s Bowman tactical communication system, for which we currently provide ongoing support and capability upgrades.
In command-and-control systems, we have a 50-year legacy of providing advanced fire-control systems for U.S. Navy submarine programs, and we are developing and integrating commercial off-the-shelf software and hardware upgrades to improve the tactical control capabilities for several submarine classes. The group’s combat and seaframe control systems serve as the technology backbone for some of the Navy’s next-generation surface ships, including the Independence-variant LCS and the Joint High Speed Vessel (JHSV). Our aircraft mission computers are on the Navy’s F/A-18 Super Hornet strike fighter and the Marine Corps’ AV-8B Harrier II aircraft, giving pilots advanced situational awareness and combat systems control.
The Information Systems and Technology group provides ISR solutions for classified programs. Our expertise includes multi-intelligence ground systems and large-scale, high-performance data and signal processing. We deliver high-reliability, long-life sensors and payloads designed to perform in the most extreme environments, including space payloads and undersea sensor and power systems.
Cyber security solutions are embedded throughout the group’s IT and systems engineering programs. We deliver comprehensive, agile cyber security-related products and services to help customers defend and protect their networks from the persistent and growing cyber threat. For example, we continue to evolve our TACLANE family of network encryptors, the most widely-deployed NSA-certified Type 1 encryption device. We deliver technologies that provide access to information at various security levels, accommodating the increased demand for cloud computing and mobility. We offer extensive cyber services to help defend mission-critical national and large-enterprise tactical networks.

Information Systems and Technology’s market is competitive, diverse and dynamic. We are focused on maintaining our market-leading position by optimizing the performance and size of the business and developing innovative solutions to meet customer requirements. In 2015, we consolidated two businesses in the group to form General Dynamics Mission Systems to be more efficient and responsive to our customers. The group is well-positioned to continue meeting the needs of our broad customer base.
Revenue for the Information Systems and Technology group was 29 percent of our consolidated revenue in 2015, 30 percent in 2014 and 33 percent in 2013. Revenue by major products and services was as follows:

Year Ended December 31	2015	2014	2013
C4ISR solutions	$4,571	$4,610	$5,534
IT services	4,394	4,549	4,734
Total Information Systems and Technology	$8,965	$9,159	$10,268
MARINE SYSTEMS
Our Marine Systems group is a market-leading designer and builder of nuclear-powered submarines, surface combatants and auxiliary and combat-logistics ships for the U.S. Navy, and Jones Act ships for commercial customers. We provide high-value-added engineering, construction and assembly work, as well as lifecycle support. The group’s portfolio of platforms and diverse capabilities includes:

•	nuclear-powered submarines;

•	surface combatants;

•	auxiliary and combat-logistics ships;

•	commercial product carriers and containerships;

•	design and engineering support services; and

•	overhaul, repair and lifecycle support services.
We have a long history as one of the primary shipbuilders for the U.S. Navy. We construct and deliver new ships and design and develop the next-generation of platforms for the Navy. More than 90 percent of the group’s revenue is for major Navy ship-construction, engineering and lifecycle support programs awarded under large, multi-ship contracts that span several years. These programs include Virginia-class nuclear-powered submarines built by Electric Boat, Arleigh Burke-class (DDG-51) and DDG-1000 guided-missile destroyers manufactured by Bath Iron Works and Expeditionary Mobile Base (ESB) auxiliary support ships produced by NASSCO.
We are the prime contractor for the Virginia-class submarine program. Designed for the full range of global mission requirements, including intelligence gathering, special-operations missions and sea-based missile launch, these stealthy boats excel in littoral and open-ocean environments. We have delivered 12 submarines in conjunction with an industry partner that shares in the construction. In 2015, we completed the ramp-up in construction from one to two Virginia-class submarines per year. The remaining 16 submarines under contract are scheduled for delivery through 2023. We are also developing the Virginia Payload Module (VPM) for the next block of Virginia-class submarines that is expected to start construction in 2019. The VPM is an 80-foot hull section that will add four additional payload tubes, boosting strike capacity by 230 percent and preserving the United States’ critical undersea capabilities.
The group is currently performing development work for the replacement of the Navy’s Ohio-class ballistic missile submarine fleet, which will reach the end of its service life starting in 2027. These Ohio-class replacement submarines will provide strategic deterrent capabilities for decades to come. The lead ship is slated to start construction in 2021, with delivery to the Navy in 2027. We are preparing our workforce and facilities for the start of construction for the Ohio-class replacement program. This includes a new 113,000-square-foot automated frame and cylinder facility that we recently built in Quonset Point, Rhode Island, to support the Common Missile Compartment work under joint development for the U.S. Navy and the U.K. Royal Navy.
We are the lead designer and builder of DDG-51 destroyers, managing the design, modernization and lifecycle support of these ships. These highly capable, multi-mission ships provide offensive and defensive capabilities and are capable of simultaneously fighting air, surface and subsurface battles. They can operate independently or as part of carrier strike groups, surface action groups, amphibious ready groups and underway replenishment groups. We currently have construction contracts for seven DDG-51s scheduled for delivery through 2022.
Bath Iron Works is one of the Navy’s contractors involved in the development and construction of the DDG-1000 platform, the Navy’s next-generation guided-missile destroyer. These ships are equipped with numerous technological enhancements, including a low radar profile, an integrated power system and a software environment that ties together nearly every system on the ship. DDG-1000s will provide independent forward presence and deterrence, support special operations forces, and operate as an integral part of joint and combined expeditionary forces. Deliveries of the three ships in the program are scheduled through 2019. In December 2015, the first ship successfully completed its first set of at-sea builders tests and trials.
We are delivering ESB auxiliary support ships, a second variant of the original Expeditionary Support Dock (ESD) ships, which serve as floating transfer stations that improve the Navy’s ability to deliver large-scale equipment to areas without adequate port access. The ESBs, equipped with a 52,000-square-foot flight deck and accommodations for up to 250 personnel, are capable of supporting a variety of missions, including airborne mine countermeasure, maritime security operations and disaster relief missions. The group has delivered the first three ships in the program, and construction is underway on the fourth ship, scheduled for delivery in 2018.
Our Marine Systems group provides comprehensive ship and submarine overhaul, repair and lifecycle support services to extend the service life and maximize the value of these ships. We conduct surface-ship repair operations in four locations with full-service maintenance and repair shipyards on both U.S. coasts. We also provide extensive submarine repair services in a variety of U.S. locations and are converting two decommissioned submarines to moored training ships. In support of allied navies, we offer program management, planning, engineering and design support for submarine and surface-ship construction programs.
Beyond its work for the Navy, the Marine Systems group has extensive experience in all phases of ship construction for commercial customers, designing and building oil tankers and dry cargo carriers for commercial markets since the 1970s. Our ships help our commercial customers satisfy the Jones Act requirement that ships carrying cargo between U.S. ports be built in U.S. shipyards. The group has advanced commercial shipbuilding technology with NASSCO’s design and delivery of the world’s first liquefied natural gas (LNG)-powered containership, using green ship technology to dramatically decrease emissions while increasing fuel efficiency. We are also designing and producing LNG-conversion-ready ships for commercial customers. Currently, we have construction contracts for eight ships scheduled for delivery through 2017. With the age of the Jones Act fleet and environmental regulations that impose more stringent emission control limits, we anticipate additional commercial shipbuilding opportunities.
To further the group’s goals of operating efficiency, innovation and affordability for the customer, we make strategic investments in our business, often in cooperation with the Navy. In addition, the Marine Systems group leverages its design and engineering expertise across its shipyards to improve program execution and generate cost savings. This knowledge sharing enables the group to use resources more efficiently and drive process improvements. We are well-positioned to continue to fulfill the ship-construction and support requirements of our customers.
Revenue for the Marine Systems group was 25 percent of our consolidated revenue in 2015, 24 percent in 2014 and 22 percent in 2013. Revenue by major products and services was as follows:

Year Ended December 31	2015	2014	2013
Nuclear-powered submarines	$5,003	$4,310	$3,697
Surface combatants	1,049	1,084	1,139
Auxiliary and commercial ships	692	640	499
Repair and other services	1,269	1,278	1,377
Total Marine Systems	$8,013	$7,312	$6,712

CUSTOMERS
In 2015, 57 percent of our revenue was from the U.S. government, 17 percent was from U.S. commercial customers, 13 percent was from non-U.S. commercial customers and the remaining 13 percent was from non-U.S. government customers.
U.S. GOVERNMENT
Our primary customer is the DoD. We also contract with other U.S. government customers, including the intelligence community, the Departments of Homeland Security and Health and Human Services and first-responder agencies. Our revenue from the U.S. government was as follows:

Year Ended December 31	2015	2014	2013
DoD	$14,699	$14,516	$15,441
Non-DoD	2,830	2,750	2,790
Foreign Military Sales (FMS)*	452	689	1,032
Total U.S. government	$17,981	$17,955	$19,263
Percent of total revenue	57%	58%	62%
* In addition to our direct non-U.S. sales, we sell to non-U.S. governments through the FMS program. Under the FMS program, we contract with and are paid by the U.S. government, and the U.S. government assumes the risk of collection from the non-U.S. government customer.
Our U.S. government businesses operate under fixed-price, cost-reimbursement and time-and-materials contracts. Our production contracts are primarily fixed-price. Under these contracts, we agree to perform a specific scope of work for a fixed amount. Contracts for research, engineering, repair and maintenance, and other services are typically cost-reimbursement or time-and-materials. Under cost-reimbursement contracts, the customer reimburses contract costs and pays a fixed, incentive or award-based fee. These fees are determined by our ability to achieve targets set in the contract, such as cost, quality, schedule and performance. Under time-and-materials contracts, the customer pays a fixed hourly rate for direct labor and generally reimburses us for the cost of materials.
In our U.S. government business, fixed-price contracts accounted for 54 percent in 2015, 53 percent in 2014 and 54 percent in 2013; cost-reimbursement contracts accounted for 42 percent in 2015, 43 percent in 2014 and 42 percent in 2013; and time-and-materials contracts accounted for 4 percent in 2015, 2014 and 2013.
Each of these contract types presents advantages and disadvantages. Typically, we assume more risk with fixed-price contracts. However, these types of contracts offer additional profits when we complete the work for less than the contract amount. Cost-reimbursement contracts generally subject us to lower risk. Accordingly, the associated fees are usually lower than fees earned on fixed-price contracts. Additionally, some costs are unallowable under these types of contracts, and the government reviews the costs we charge. Under time-and-materials contracts, our profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because these contracts can provide little or no fee for managing material costs, the content mix can impact margin rates.
U.S. COMMERCIAL
Our U.S. commercial revenue was $5.3 billion in 2015 and 2014 and $5.4 billion in 2013. This represented approximately 17 percent of our consolidated revenue in 2015 and 2014 and 18 percent in 2013. The majority of this revenue is for business-jet aircraft and related services where our customer base consists of individuals and public and privately held companies across a wide range of industries.
NON-U.S.
Our revenue from non-U.S. government and commercial customers was $8.2 billion in 2015, $7.6 billion in 2014 and $6.3 billion in 2013. This represented approximately 26 percent of our consolidated revenue in 2015, 25 percent in 2014 and 20 percent in 2013.
We conduct business with customers around the world, providing a broad portfolio of products and services. Our non-U.S. defense subsidiaries are committed to maintaining long-term relationships with their respective governments and have established themselves as principal regional suppliers and employers.
Our non-U.S. commercial business consists primarily of business-jet aircraft exports and worldwide aircraft services. The market for business-jet aircraft and related services outside North America has expanded significantly in recent years. While the installed base of aircraft is concentrated in North America, orders from non-U.S. customers represent a significant segment of our aircraft business with approximately 55 percent of the Aerospace group’s total backlog on December 31, 2015.

COMPETITION
Several factors determine our ability to compete successfully in the defense and business-aviation markets. While customers’ evaluation criteria vary, the principal competitive elements include:

•	the technical excellence, reliability, safety and cost competitiveness of our products and services;

•	our ability to innovate and develop new products and technologies that improve mission performance and adapt to dynamic threats;

•	successful program execution and on-time delivery of complex, integrated systems;

•	our global footprint and accessibility to customers;

•	the reputation and customer confidence derived from past performance; and

•	the successful management of customer relationships.
DEFENSE MARKET COMPETITION
The U.S. government contracts with numerous domestic and non-U.S. companies for products and services. We compete against other large platform- and system-integration contractors as well as smaller companies that specialize in a particular technology or capability. Outside the United States, we compete with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers. Our Combat Systems group competes with a large number of domestic and non-U.S. businesses. Our Information Systems and Technology group competes with many companies, from large defense companies to small niche competitors with specialized technologies or expertise. Our Marine Systems group has one primary competitor with which it also partners on the Virginia-class submarine program. The operating cycle of many of our major platform programs can result in sustained periods of program continuity when we perform successfully.
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
The Aerospace group competes worldwide in the business-jet aircraft services market primarily on the basis of price, quality and timeliness. In our maintenance, repair and FBO businesses, the group competes with several other large companies as well as a number of smaller companies, particularly in the maintenance business. In our completions business, the group competes with other OEMs, as well as several third-party providers.

BACKLOG
Our total backlog represents the estimated remaining value of work to be performed under firm contracts and includes funded and unfunded portions. For additional discussion of backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.
Summary backlog information for each of our business groups follows:

							2015 Total Backlog Not Expected to Be Completed in 2016
December 31	2015			2014
	Funded	Unfunded	Total	Funded	Unfunded	Total
Aerospace	$13,292	$106	$13,398	$13,115	$117	$13,232	$7,851
Combat Systems	18,398	597	18,995	19,292	506	19,798	14,221
Information Systems and Technology	6,827	1,755	8,582	7,070	1,539	8,609	2,071
Marine Systems	13,266	11,879	25,145	13,452	17,319	30,771	17,855
Total backlog	$51,783	$14,337	$66,120	$52,929	$19,481	$72,410	$41,998

RESEARCH AND DEVELOPMENT
To foster innovative product development and evolution, we conduct sustained R&D activities as part of our normal business operations. In the commercial sector, most of our Aerospace group’s R&D activities support Gulfstream’s product enhancement and development programs. In our U.S. defense businesses, we conduct customer-sponsored R&D activities under government contracts and company-sponsored R&D, investing in technologies and capabilities that provide solutions for our customers. In accordance with government regulations, we recover a portion of company-sponsored R&D expenditures through overhead charges to U.S. government contracts. For more information on our company-sponsored R&D activities, including our expenditures for the past three years, see Note A to the Consolidated Financial Statements in Item 8.

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

EMPLOYEES
On December 31, 2015, our subsidiaries had 99,900 employees, approximately one-fifth of whom work under collective agreements with various labor unions and worker representatives. Agreements covering approximately 6 percent of total employees are due to expire in 2016. Historically, we have renegotiated these labor agreements without any significant disruption to operating activities.

RAW MATERIALS, SUPPLIERS AND SEASONALITY
We depend on suppliers and subcontractors for raw materials, components and subsystems. Our U.S. government customer is a supplier on some of our programs. These supply networks can experience price fluctuations and capacity constraints, which can put pressure on our costs. Effective management and oversight of suppliers and subcontractors is an important element of our successful performance. We attempt to mitigate these risks with our suppliers by entering into long-term agreements and leveraging company-wide agreements to achieve economies of scale, and by negotiating flexible pricing terms in our customer contracts. We have not experienced, and do not foresee, significant difficulties in obtaining the materials, components or supplies necessary for our business operations.
Our business is not seasonal in nature. The receipt of contract awards, the availability of funding from the customer, the incurrence of contract costs and unit deliveries are all factors that influence the timing of our revenue. In the United States, these factors are influenced by the federal government’s budget cycle based on its October-to-September fiscal year.

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
In addition, the FAR addresses the allowability of our costs, while the CAS address how those costs should be allocated to contracts. The FAR subjects us to audits and other government reviews covering issues such as cost, performance, internal controls and accounting practices relating to our contracts.
NON-U.S. REGULATORY
Our non-U.S. revenue is subject to the applicable foreign government regulations and procurement policies and practices, as well as U.S. policies and regulations. We are also subject to regulations governing investments, exchange controls, repatriation of earnings and import-export control.
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
ENVIRONMENTAL
We are subject to a variety of federal, state, local and foreign environmental laws and regulations. These laws and regulations cover the discharge, treatment, storage, disposal, investigation and remediation of materials, substances and wastes identified in the laws and regulations. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities and at third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. As a PRP, we are potentially liable to the government or third parties for the cost of remediating contamination. In cases where we have been designated a PRP, generally we seek to mitigate these environmental liabilities through available insurance coverage and by pursuing appropriate cost-recovery actions. In the unlikely event we are required to fully fund the remediation of a site, the current statutory framework would allow us to pursue contributions from other PRPs. We regularly assess our compliance status and management of environmental matters.
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
Our revenue is concentrated with the U.S. government. This customer relationship involves some specific risks. In addition, our sales to non-U.S. customers expose us to different financial and legal risks. Despite the varying nature of our U.S. and non-U.S. defense and business-aviation operations and the markets they serve, each group shares some common risks, such as the ongoing development of high-technology products and the price, availability and quality of commodities and subsystems.
The U.S. government provides a significant portion of our revenue. Approximately 55 percent of our revenue is from the U.S. government. Levels of U.S. defense spending are driven by threats to national security. Competing demands for federal funds pressure various areas of spending, and defense investment accounts (budgets for procurement and research and development) remain under pressure. Decreases in U.S. government defense spending, including investment accounts, or changes in spending allocation or priorities could result in one or more of our programs being reduced, delayed or terminated, which could impact our financial performance.
For additional information relating to the U.S. defense budget, see the Business Environment section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.
U.S. government contracts are not always fully funded at inception, and any funding is subject to disruption or delay. Our U.S. government revenue is funded by agency budgets that operate on an October-to-September fiscal year. Early each calendar year, the President of the United States presents to the Congress the budget for the upcoming fiscal year. This budget proposes funding levels for every federal agency and is the result of months of policy and program reviews throughout the Executive branch. For the remainder of the year, the appropriations and authorization committees of the Congress review the President’s budget proposals and establish the funding levels for the upcoming fiscal year. Once these levels are enacted into law, the Executive Office of the President administers the funds to the agencies.
There are two primary risks associated with the U.S. government budget cycle. First, the annual process may be delayed or disrupted, which has occurred in recent years. For example, changes in congressional schedules due to elections or other legislative priorities, or negotiations for program funding levels can interrupt the process. If the annual budget is not approved by the beginning of the government fiscal year, portions of the U.S. government can shut down or operate under a continuing resolution that maintains spending at prior-year levels, which can impact funding for our programs and timing of new awards. Second, the Congress typically appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Future revenue under existing multi-year contracts is conditioned on the continuing availability of congressional appropriations. Changes in appropriations in subsequent years may impact the funding available for these programs. Delays or changes in funding can impact the timing of available funds or lead to changes in program content.
Our U.S. government contracts are subject to termination rights by the customer. U.S. government contracts generally permit the government to terminate a contract, in whole or in part, for convenience. If a contract is terminated for convenience, a contractor usually is entitled to receive payments for its allowable costs incurred and the proportionate share of fees or earnings for the work performed. The government may also terminate a contract for default in the event of a breach by the contractor. If a contract is terminated for default, the government in most cases pays only for the work it has accepted. The termination of multiple or large programs could have a material adverse effect on our future revenue and earnings.
Government contractors are subject to audit by the U.S. government. Numerous U.S. government agencies routinely audit and review government contractors. These agencies review a contractor’s performance under its contracts and compliance with applicable laws, regulations and standards. The U.S. government also reviews the adequacy of, and compliance with, internal control systems and policies, including the contractor’s purchasing, property, estimating, material, earned value management and accounting systems. In some cases, audits may result in delayed payments or contractor costs not being reimbursed or subject to repayment. If an audit or investigation were to result in allegations against a contractor of improper or illegal activities, civil or criminal penalties and administrative sanctions could result, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, reputational harm could result if allegations of impropriety were made. In some cases, audits may result in disputes with the respective government agency that can result in negotiated settlements, arbitration or litigation.
Our Aerospace group is subject to changing customer demand for business aircraft. The business-jet market is driven by the demand for business-aviation products and services by business, individual and government customers in the United States and around the world. The Aerospace group’s results also depend on other factors, including general economic conditions, the availability of credit, pricing pressures and trends in capital goods markets. In addition, if customers default on existing contracts and the contracts are not replaced, the group’s anticipated revenue and profitability could be reduced materially as a result.
Earnings and margin depend on our ability to perform on our contracts. When agreeing to contractual terms, our management team makes assumptions and projections about future conditions and events. The accounting for our contracts and programs requires assumptions and estimates about these conditions and events. These projections and estimates assess:

•	the productivity and availability of labor,

•	the complexity of the work to be performed,

•	the cost and availability of materials and components, and

•	schedule requirements.

If there is a significant change in one or more of these circumstances, estimates or assumptions, or if the risks under our contracts are not managed adequately, the profitability of contracts could be adversely affected. This could affect earnings and margin materially.
Earnings and margin depend in part on subcontractor and vendor performance. We rely on other companies to provide materials, components and subsystems for our products. Subcontractors also perform some of the services that we provide to our customers. We depend on these subcontractors and vendors to meet our contractual obligations in full compliance with customer requirements and applicable law. Misconduct by subcontractors, such as a failure to comply with procurement regulations or engaging in unauthorized activities, may harm our future revenue and earnings. We manage our supplier base carefully to avoid customer issues. We sometimes rely on only one or two sources of supply that, if disrupted, could have an adverse effect on our ability to meet our customer commitments. Our ability to perform our obligations may be materially adversely affected if one or more of these suppliers is unable to provide the agreed-upon supplies, perform the agreed-upon services in a timely and cost-effective manner or engages in misconduct or other improper activities.
Sales and operations outside the United States are subject to different risks that may be associated with doing business in foreign countries. In some countries there is increased chance for economic, legal or political changes, and procurement procedures may be less robust or mature, which may complicate the contracting process. Our non-U.S. business may be sensitive to changes in a foreign government’s budgets, leadership and national priorities, which may occur suddenly. Non-U.S. transactions can involve increased financial and legal risks arising from foreign exchange-rate variability and differing legal systems. Our non-U.S. business is subject to U.S. and foreign laws and regulations, including laws and regulations relating to import-export controls, technology transfers, the Foreign Corrupt Practices Act and other anti-corruption laws, and the International Traffic in Arms Regulations (ITAR). An unfavorable event or trend in any one or more of these factors or a failure to comply with U.S. or foreign laws could result in administrative, civil or criminal liabilities, including suspension or debarment from government contracts or suspension of our export privileges and could materially adversely affect revenue and earnings associated with our non-U.S. business.
In addition, some non-U.S. government customers require contractors to enter into letters of credit, performance or surety bonds, bank guarantees and other similar financial arrangements. We may also be required to agree to specific in-country purchases, manufacturing agreements or financial support arrangements, known as offsets, that require us to satisfy investment or other requirements or face penalties. Offset requirements may extend over several years and could require us to team with local companies to fulfill these requirements. If we do not satisfy these financial or offset requirements, our future revenue and earnings may be materially adversely affected.
Our future success depends in part on our ability to develop new products and technologies and maintain a qualified workforce to meet the needs of our customers. Many of the products and services we provide involve sophisticated technologies and engineering, with related complex manufacturing and system-integration processes. Our customers’ requirements change and evolve regularly. Accordingly, our future performance depends in part on our ability to continue to develop, manufacture and provide innovative products and services and bring those offerings to market quickly at cost-effective prices. Some new products, particularly in our Aerospace group, must meet extensive and time-consuming regulatory requirements that are often outside our control. Additionally, due to the highly specialized nature of our business, we must hire and retain the skilled and qualified personnel necessary to perform the services required by our customers. If we were unable to develop new products that meet customers’ changing needs and satisfy regulatory requirements in a timely manner or successfully attract and retain qualified personnel, our future revenue and earnings may be materially adversely affected.
We have made and expect to continue to make investments, including acquisitions and joint ventures, that involve risks and uncertainties. When evaluating potential acquisitions and joint ventures, we make judgments regarding the value of business opportunities, technologies, and other assets and the risks and costs of potential liabilities based on information available to us at the time of the transaction. Whether we realize the anticipated benefits from these transactions depends on multiple factors, including our integration of the businesses involved, the performance of the underlying products, capabilities or technologies, market conditions following the acquisition and acquired liabilities, including some that may not have been identified prior to the acquisition. These factors could materially adversely affect our financial results.
Changes in business conditions may cause goodwill and other intangible assets to become impaired. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized and remains on our balance sheet indefinitely unless there is an impairment or a sale of a portion of the business. Goodwill is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate for one of our business groups or a decision to dispose of a business group or a significant portion of a business group. We face some uncertainty in our business environment due to a variety of challenges, including changes in defense spending. We may experience unforeseen circumstances that adversely affect the value of our goodwill or intangible assets and trigger an evaluation of the amount of the recorded goodwill and intangible assets. Future write-offs of goodwill or other intangible assets as a result of an impairment in the business could materially adversely affect our results of operations and financial condition.
Our business could be negatively impacted by cyber security events and other disruptions. We face various cyber security threats, including threats to our information technology infrastructure and attempts to gain access to our proprietary or classified information, denial-of-service attacks, as well as threats to the physical security of our facilities and employees, and threats from terrorist acts. We also design and manage information technology systems and products that contain information technology systems for various customers. We generally face the same security threats for these systems as for our own. In addition, we face cyber threats from entities that may seek to target us through our customers, vendors and subcontractors. Accordingly, we maintain information security policies and procedures for managing all systems and conduct employee training on cyber security. We have experienced cyber security threats to our information technology infrastructure and attempts to gain access to our sensitive information, including viruses and attacks by hackers. Such prior events have not had a material impact on our financial condition, results of operations or liquidity. However, future threats could cause harm to our business and our reputation and challenge our eligibility for future work on sensitive or classified systems for government customers, as well as impact our results of operations materially. Our insurance coverage may not be adequate to cover all the costs related to cyber security attacks or disruptions resulting from such events.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe our estimates and judgments are reasonable based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation, the risk factors discussed in this Form 10-K.
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
On December 31, 2015, our business groups had primary operations at the following locations:

•
Aerospace – Lincoln and Long Beach, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Cahokia, Illinois; Bedford and Westfield, Massachusetts; Las Vegas, Nevada; Teterboro, New Jersey; Dallas and Houston, Texas; Appleton, Wisconsin; Vienna, Austria; Sorocaba, Brazil; Beijing and Hong Kong, China; Berlin, Dusseldorf and Munich, Germany; Mexicali, Mexico; Moscow, Russia; Singapore; Basel, Geneva and Zurich, Switzerland; Dubai, United Arab Emirates; Luton, United Kingdom.

•
Combat Systems – Anniston, Alabama; East Camden and Hampton, Arkansas; Crawfordsville, St. Petersburg and Tallahassee, Florida; Marion, Illinois; Saco, Maine; Shelby Township and Sterling Heights, Michigan; Joplin, Missouri; Lincoln, Nebraska; Lima and Springboro, Ohio; Eynon, Red Lion and Scranton, Pennsylvania; Ladson, South Carolina; Garland, Texas; Williston, Vermont; Marion, Virginia; Auburn and Sumner, Washington; Vienna, Austria; Edmonton, La Gardeur, London, St.

Augustin and Valleyfield, Canada; Kaiserslautern, Germany; Granada, Madrid, Sevilla and Trubia, Spain; Kreuzlingen, Switzerland; Oakdale and Merthyr Tydfil, United Kingdom.

•
Information Systems and Technology – Cullman, Alabama; Phoenix and Scottsdale, Arizona; Santa Clara, California; Lynn Haven and Riverview, Florida; Coralville and West Des Moines, Iowa; Lawrence, Kansas; Annapolis Junction and Towson, Maryland; Dedham, Pittsfield, Taunton and Westwood, Massachusetts; Bloomington, Minnesota; Hattiesburg, Mississippi; Conover, Greensboro and Newton, North Carolina; Kilgore and Wortham, Texas; Sandy, Utah; Chantilly, Chesapeake, Chester, Fairfax, Herndon, Springfield and Sterling, Virginia; Spokane Valley, Washington; Calgary and Ottawa, Canada; Tallinn, Estonia; Oakdale and St. Leonards, United Kingdom.

•
Marine Systems – San Diego, California; Groton and New London, Connecticut; Jacksonville, Florida; Bath and Brunswick, Maine; North Kingstown, Rhode Island; Norfolk and Portsmouth, Virginia; Bremerton, Washington; Mexicali, Mexico.

A summary of floor space by business group on December 31, 2015, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	5.9	6.8	—	12.7
Combat Systems	7.7	3.4	5.6	16.7
Information Systems and Technology	2.6	8.8	0.9	12.3
Marine Systems	8.1	2.5	—	10.6
Total	24.3	21.5	6.5	52.3

ITEM 3. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note N to the Consolidated Financial Statements in Item 8.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
EXECUTIVE OFFICERS OF THE COMPANY
All of our executive officers are appointed annually. None of our executive officers were selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions of our executives held for at least the past five years as of February 8, 2016, were as follows (references are to positions with General Dynamics Corporation, unless otherwise noted):

Name, Position and Office	Age

Jason W. Aiken - Senior Vice President and Chief Financial Officer since January 2014; Vice President of the company and Chief Financial Officer of Gulfstream Aerospace Corporation, September 2011 - December 2013; Vice President and Controller, April 2010 - August 2011; Staff Vice President, Accounting, July 2006 - March 2010	43

Mark L. Burns - Vice President of the company and President of Gulfstream Aerospace Corporation since July 2015; Vice President of the company since February 2014; President, Product Support of Gulfstream Aerospace Corporation, June 2008 - June 2015	56

John P. Casey - Executive Vice President, Marine Systems, since May 2012; Vice President of the company and President of Electric Boat Corporation, October 2003 - May 2012; Vice President of Electric Boat Corporation, October 1996 - October 2003	61

Gregory S. Gallopoulos - Senior Vice President, General Counsel and Secretary since January 2010; Vice President and Deputy General Counsel, July 2008 - January 2010; Managing Partner of Jenner & Block LLP, January 2005 - June 2008	56

Jeffrey S. Geiger - Vice President of the company and President of Electric Boat Corporation since November 2013; Vice President of the company and President of Bath Iron Works Corporation, April 2009 - November 2013; Senior Vice President, Operations and Engineering of Bath Iron Works Corporation, March 2008 - March 2009	54

M. Amy Gilliland - Senior Vice President, Human Resources and Administration since April 2015; Vice President, Human Resources, February 2014 - March 2015; Staff Vice President, Strategic Planning, March 2013 - February 2014; Staff Vice President, Investor Relations, June 2008 - March 2013	41

Robert W. Helm - Senior Vice President, Planning and Development since May 2010; Vice President, Government Relations, of Northrop Grumman Corporation, August 1989 - April 2010	64

S. Daniel Johnson - Executive Vice President, Information Systems and Technology, and President of General Dynamics Information Technology since January 2015; Vice President of the company and President of General Dynamics Information Technology, April 2008 - December 2014; Executive Vice President of General Dynamics Information Technology, July 2006 - March 2008	68

Kimberly A. Kuryea - Vice President and Controller since September 2011; Chief Financial Officer of General Dynamics Advanced Information Systems, November 2007 - August 2011; Staff Vice President, Internal Audit, March 2004 - October 2007	48

Christopher Marzilli - Vice President of the company and President of General Dynamics Mission Systems since January 2015; Vice President of the company and President of General Dynamics C4 Systems, January 2006 - December 2014; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 - January 2006	56

Phebe N. Novakovic - Chairman and Chief Executive Officer since January 2013; President and Chief Operating Officer, May 2012 - December 2012; Executive Vice President, Marine Systems, May 2010 - May 2012; Senior Vice President, Planning and Development, July 2005 - May 2010; Vice President, Strategic Planning, October 2002 - July 2005	58

Mark C. Roualet - Executive Vice President, Combat Systems, since March 2013; Vice President of the company and President of General Dynamics Land Systems, October 2008 - March 2013; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 - October 2008	57

Gary L. Whited - Vice President of the company and President of General Dynamics Land Systems since March 2013; Senior Vice President of General Dynamics Land Systems, September 2011 - March 2013; Vice President and Chief Financial Officer of General Dynamics Land Systems, June 2006 - September 2011	55

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange.
The high and low sales prices of our common stock and the cash dividends declared on our common stock for each quarter of 2014 and 2015 are included in the Supplementary Data contained in Item 8.
On January 31, 2016, there were approximately 13,000 holders of record of our common stock.
For information regarding securities authorized for issuance under our equity compensation plans, see Note O to the Consolidated Financial Statements contained in Item 8.
We did not make any unregistered sales of equity securities in 2015.
The following table provides information about our fourth-quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares That May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
10/5/15-11/1/15	305,000	$148.91	305,000	2,806,468
11/2/15-11/29/15	2,002,000	$144.90	2,002,000	804,468
11/30/15-12/31/15	1,200,000	$140.56	1,200,000	9,604,468
Total	3,507,000	$143.76
* On December 2, 2015, the board of directors authorized management to repurchase 10 million additional shares of common stock.
For additional information relating to our repurchases of common stock during the past three years, see Financial Condition, Liquidity and Capital Resources - Financing Activities - Share Repurchases contained in Item 7.
The following performance graph compares the cumulative total return to shareholders on our common stock, assuming reinvestment of dividends, with similar returns for the Standard & Poor’s® 500 Index and the Standard & Poor’s® Aerospace & Defense Index, both of which include General Dynamics.

Cumulative Total Return
Based on Investments of $100 Beginning December 31, 2010
(Assumes Reinvestment of Dividends)

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

(Dollars and shares in millions, except per-share and employee amounts)
	2015	2014	2013	2012	2011
Summary of Operations
Revenue	$31,469	$30,852	$30,930	$30,992	$32,122
Operating earnings	4,178	3,889	3,689	765	3,747
Operating margin	13.3%	12.6%	11.9%	2.5%	11.7%
Interest, net	(83)	(86)	(86)	(156)	(141)
Provision for income tax, net	1,137	1,129	1,125	854	1,139
Earnings (loss) from continuing operations	2,965	2,673	2,486	(381)	2,500
Return on sales (a)	9.4%	8.7%	8.0%	(1.2)%	7.8%
Discontinued operations, net of tax	—	(140)	(129)	49	26
Net earnings (loss)	2,965	2,533	2,357	(332)	2,526
Diluted earnings (loss) per share:
Continuing operations (b)	9.08	7.83	7.03	(1.08)	6.80
Net earnings (loss) (b)	9.08	7.42	6.67	(0.94)	6.87
Cash Flows
Net cash provided by operating activities	$2,499	$3,728	$3,111	$2,606	$3,150
Net cash provided (used) by investing activities	200	(1,102)	(363)	(642)	(1,961)
Net cash used by financing activities	(4,259)	(3,575)	(725)	(1,382)	(1,201)
Net cash (used) provided by discontinued operations	(43)	36	(18)	65	48
Cash dividends declared per common share	2.76	2.48	2.24	2.04	1.88
Financial Position
Cash and equivalents	$2,785	$4,388	$5,301	$3,296	$2,649
Total assets	31,997	35,337	35,473	34,285	34,954
Short- and long-term debt	3,399	3,893	3,888	3,884	3,921
Shareholders’ equity	10,738	11,829	14,501	11,390	13,232
Debt-to-equity (c)	31.7%	32.9%	26.8%	34.1%	29.6%
Book value per share (d)	34.31	35.61	41.03	32.20	37.12
Other Information
Free cash flow from operations (e)	$1,930	$3,207	$2,675	$2,170	$2,705
Return on invested capital (f)	17.4%	15.1%	14.1%	8.4%	14.7%
Funded backlog	51,783	52,929	38,284	44,376	44,420
Total backlog	66,120	72,410	45,885	51,132	57,131
Shares outstanding	313.0	332.2	353.4	353.7	356.4
Weighted average shares outstanding:
Basic	321.3	335.2	350.7	353.3	364.1
Diluted	326.7	341.3	353.5	353.3	367.5
Employees	99,900	99,500	96,000	92,200	95,100
Note: Prior period information has been restated to reflect the reclassification of debt issuance costs from other assets to debt as discussed in Note J to the Consolidated Financial Statements in Item 8.

(a)	Return on sales is calculated as earnings (loss) from continuing operations divided by revenue.

(b)	2012 amounts exclude the dilutive effect of stock options and restricted stock as it was antidilutive.

(c)	Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.

(d)	Book value per share is calculated as total equity divided by total outstanding shares as of year end.

(e)
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a reconciliation of net cash provided by operating activities to free cash flow from operations, a non-GAAP management metric.

(f)
See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the calculation of return on invested capital (ROIC), a non-GAAP management metric. 2012 ROIC was adjusted for a $2 billion goodwill impairment and associated $199 tax benefit.

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

BUSINESS ENVIRONMENT
With approximately 55 percent of our revenue from the U.S. government, our financial performance is impacted by U.S. government spending levels, particularly defense spending. Over the past several years, U.S. defense spending has been reduced as mandated by the Budget Control Act of 2011 (BCA) and its related sequester mechanism. The BCA restricts discretionary spending over a ten-year period through 2021 by establishing spending caps.
In 2015, the Bipartisan Budget Act of 2015 (BBA) raised the spending cap for government fiscal year (FY) 2016 and FY 2017 by $25 billion and $15 billion, respectively. In accordance with the BBA, the Congress appropriated $514 billion in FY 2016 for the Department of Defense (DoD), including approximately $188 billion for procurement and research and development (R&D) budgets, also known as investment accounts. These investment accounts are the source of the majority of our U.S. government revenue. An additional $59 billion appropriated for overseas contingency operations brings the total defense spending bill passed by the Congress in December 2015 to $573 billion, a 2 percent increase over FY 2015.
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
We continue to pursue international opportunities presented by demand for military equipment and information technologies from our non-U.S. operations and through exports from our North American businesses. While the revenue potential can be significant, these opportunities are subject to changing budget priorities and overall spending pressures unique to each country.
In our Aerospace group, business-jet orders were strong in 2015 and reflected demand across our product portfolio. We expect our continued investment in the development of new aircraft products and technologies to support the Aerospace group’s long-term growth. Similarly, we believe the aircraft services business will continue to be a strong source of revenue as the global business-jet fleet grows.
In navigating the current business environment, we continue to focus on improving operating earnings, expanding margin and the efficient conversion of earnings into cash. We emphasize effective program execution, anticipate trends and react to changing circumstances in our business environment, and drive cost-reduction activities across our business.

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important to evaluate our financial statements and operating results. We recognize the majority of our revenue using the percentage-of-completion method of accounting. The following paragraphs explain how this method is applied in recognizing revenue and operating costs in our business groups.
In the Aerospace group, contracts for new aircraft have two major phases: the manufacture of the “green” aircraft and the aircraft’s outfitting, which includes exterior painting and installation of customer-selected interiors. We record revenue on these contracts at the completion of these two phases: when green aircraft are delivered to and accepted by the customer, and when the customer accepts final delivery of the outfitted aircraft. We do not recognize revenue at green delivery unless (1) a contract has been executed with the customer and (2) the customer can be expected to satisfy its obligations under the contract, as evidenced by the receipt of significant deposits from the customer and other factors. Revenue associated with the group’s completions of other original equipment manufacturers’ (OEMs) aircraft and the group’s services businesses are recognized as work progresses or upon delivery of services. Fluctuations in revenue from period to period result from the number and mix of new aircraft deliveries (green and outfitted), progress on aircraft completions and the level of aircraft service activity during the period.
The majority of the Aerospace group’s operating costs relate to new aircraft production on firm orders and consist of labor, material, subcontractor and overhead costs. The costs are accumulated in production lots, recorded in inventory and recognized as operating costs at green aircraft delivery based on the estimated average unit cost in a production lot. While changes in the estimated average unit cost for a production lot impact the level of operating costs, the amount of operating costs reported in a given period is based largely on the number and type of aircraft delivered. Operating costs in the Aerospace group’s completions and services businesses are recognized generally as incurred.
For new aircraft, operating earnings and margin are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft and the mix of higher-margin large-cabin and lower-margin mid-cabin aircraft deliveries. Additional factors affecting the group’s earnings and margin include the volume, mix and profitability of completions and services work performed, the volume of and market for pre-owned aircraft and the level of general and administrative (G&A) and net R&D costs incurred by the group.
In the three defense groups, revenue on long-term government contracts is recognized as work progresses, as either products are produced or services are rendered. As a result, variations in revenue are discussed generally in terms of volume, typically measured by the level of activity on individual contracts or programs. Year-over-year variances attributed to volume are due to changes in production or service levels and delivery schedules.
Operating costs for the defense groups consist of labor, material, subcontractor, overhead and G&A costs and are recognized generally as incurred. Variances in costs recognized from period to period primarily reflect increases and decreases in production or activity levels on individual contracts and, therefore, result largely from the same factors that drive variances in revenue.
Operating earnings and margin in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on revisions to estimates at completion on individual contracts. These revisions result from increases or decreases to the estimated value of the contract, the estimated costs to complete or both. Therefore, changes in costs incurred in the period compared with prior periods do not necessarily impact profitability. It is only when total estimated costs at completion on a given contract change without a corresponding change in the contract value that the profitability of that contract may be impacted. Contract mix refers to changes in the volume of higher- vs. lower-margin work. Additionally, higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).

CONSOLIDATED OVERVIEW

2015 IN REVIEW

•	Outstanding operating performance:

◦	Revenue increased $617, or 2 percent, to $31.5 billion, with growth in our Aerospace and defense groups.

◦	Record-high operating earnings of $4.2 billion and operating margin of 13.3 percent increased 7.4 percent and 70 basis points, respectively, from 2014.

◦	Return on sales increased 70 basis points from 2014 to 9.4 percent.

◦	$9.08 of earnings from continuing operations per diluted share increased 16 percent from 2014 to the highest level in our history.

•	Robust backlog providing stability well into the future, including increased Aerospace backlog from year-end 2014.

•	22.8 million outstanding shares repurchased for $3.2 billion and $873 paid in cash dividends, returning over 200 percent of our free cash from operations to shareholders.

•	Return on invested capital (ROIC) of 17.4 percent, 230 basis points higher than 2014.

REVIEW OF 2015 VS. 2014

Year Ended December 31	2015	2014	Variance
Revenue	$31,469	$30,852	$617	2.0%
Operating costs and expenses	27,291	26,963	(328)	(1.2)%
Operating earnings	4,178	3,889	289	7.4%
Operating margin	13.3%	12.6%
We realized top-line revenue growth in 2015, driven primarily by higher ship construction and engineering activity in our Marine Systems group and additional deliveries of G650 aircraft in our Aerospace group. Revenue was down slightly in our Combat Systems and Information Systems and Technology groups. Operating costs and expenses increased less than revenue in 2015, resulting in robust levels of operating earnings and margin. Consolidated operating margin expanded 70 basis points, due largely to improved performance and continued cost-reduction efforts in the Aerospace, Combat Systems and Information Systems and Technology groups.

REVIEW OF 2014 VS. 2013

Year Ended December 31	2014	2013	Variance
Revenue	$30,852	$30,930	$(78)	(0.3)%
Operating costs and expenses	26,963	27,241	278	1.0%
Operating earnings	3,889	3,689	200	5.4%
Operating margin	12.6%	11.9%
While our revenue was essentially flat in 2014 compared with 2013, operating earnings and margin increased in 2014. Decreased U.S. Army spending affected our Information Systems and Technology and Combat Systems groups. This was essentially offset by higher Aerospace and Marine Systems revenue due to increased aircraft deliveries and higher ship construction activity, respectively. We reduced our operating costs and expenses more than our revenue declined in 2014, resulting in positive operating leverage. The primary drivers of the decrease in operating costs and expenses were improved performance in aircraft manufacturing and outfitting activities in the Aerospace group and significant cost reductions in the Information Systems and Technology group. The resulting consolidated operating margin of 12.6 percent was up 70 basis points over 2013.

REVIEW OF BUSINESS GROUPS

Year Ended December 31	2015		2014		2013
	Revenue	Operating Earnings	Revenue	Operating Earnings	Revenue	Operating Earnings
Aerospace	$8,851	$1,706	$8,649	$1,611	$8,118	$1,416
Combat Systems	5,640	882	5,732	862	5,832	908
Information Systems and Technology	8,965	903	9,159	785	10,268	795
Marine Systems	8,013	728	7,312	703	6,712	666
Corporate	—	(41)	—	(72)	—	(96)
Total	$31,469	$4,178	$30,852	$3,889	$30,930	$3,689
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

AEROSPACE
Review of 2015 vs. 2014

Year Ended December 31	2015	2014	Variance
Revenue	$8,851	$8,649	$202	2.3%
Operating earnings	1,706	1,611	95	5.9%
Operating margin	19.3%	18.6%
Gulfstream aircraft deliveries (in units):
Green	147	144	3	2.1%
Outfitted	154	150	4	2.7%
The increase in the Aerospace group’s revenue in 2015 consisted of the following:

Aircraft manufacturing, outfitting and completions	$173
Pre-owned aircraft	44
Aircraft services	(15)
Total increase	$202
Aircraft manufacturing, outfitting and completions revenue increased in 2015 due primarily to additional deliveries of the G650 aircraft. Mid-cabin aircraft deliveries were also up slightly. We had seven pre-owned aircraft sales in 2015 compared with three sales in 2014.
The increase in the group’s operating earnings in 2015 consisted of the following:

Aircraft manufacturing, outfitting and completions	$100
Aircraft services	9
Pre-owned aircraft	(7)
G&A/other expenses	(7)
Total increase	$95
Aircraft manufacturing, outfitting and completions earnings grew in 2015 due to an increase in higher-priced G650 aircraft deliveries. Operating earnings in 2015 were also favorably affected by a first-quarter 2015 supplier settlement associated with aircraft component design and delivery delays. The group’s services performance reflected a favorable mix of work. Partially offsetting these increases, the group’s performance was impacted by slightly higher net R&D expenses (included in G&A/other expenses above) associated with ongoing product-development efforts. Overall, the Aerospace group's operating margin increased 70 basis points to 19.3 percent in 2015.

Review of 2014 vs. 2013

Year Ended December 31	2014	2013	Variance
Revenue	$8,649	$8,118	$531	6.5%
Operating earnings	1,611	1,416	195	13.8%
Operating margin	18.6%	17.4%
Gulfstream aircraft deliveries (in units):
Green	144	139	5	3.6%
Outfitted	150	144	6	4.2%
The Aerospace group’s revenue and earnings increased in 2014 due primarily to additional deliveries of large-cabin aircraft. Operating earnings also increased in 2014 due to improved operating performance on our large- and mid-cabin aircraft production, offset partially by higher net R&D expenses.
2016 Outlook
We expect the group’s 2016 revenue to be modestly higher and margin somewhat lower compared with 2015.
COMBAT SYSTEMS
Review of 2015 vs. 2014

Year Ended December 31	2015	2014	Variance
Revenue	$5,640	$5,732	$(92)	(1.6)%
Operating earnings	882	862	20	2.3%
Operating margin	15.6%	15.0%
The slight decrease in the Combat Systems group’s revenue in 2015 consisted of the following:

U.S. military vehicles	$(44)
Weapons systems and munitions	(38)
International military vehicles	(10)
Total decrease	$(92)
In 2015, revenue from U.S. military vehicles declined as a result of the completion of the Ground Combat Vehicle (GCV) design and development program. This decrease was offset partially by a ramp-up in work on the Stryker Engineering Change Proposal (ECP) upgrade program. Weapons systems and munitions revenue decreased in 2015 due primarily to lower volume of Hydra-70 rockets and decreased ammunition production for U.S. allies. Revenue from international military vehicles decreased slightly in 2015 due to lower revenue on several mature international contracts that are nearing completion, offset largely by growth on new international programs that are ramping up for customers in the United Kingdom and the Middle East.
Translation of our international businesses’ revenue into U.S. dollars in 2015 has been affected negatively by foreign currency exchange rate fluctuations, due primarily to the strengthening of the U.S. dollar against the Canadian dollar and the euro. Had foreign currency exchange rates in 2015 held constant from 2014, 2015 revenue would have grown by 6 percent over 2014.

The Combat Systems group's operating margin increased 60 basis points in 2015. The operating results reflect the group's strong operating performance and cost cutting across the business, including reduced overhead costs following restructuring activities completed in 2014.
Review of 2014 vs. 2013

Year Ended December 31	2014	2013	Variance
Revenue	$5,732	$5,832	$(100)	(1.7)%
Operating earnings	862	908	(46)	(5.1)%
Operating margin	15.0%	15.6%
In 2014, lower U.S. military vehicles revenue was offset largely by higher revenue associated with international military vehicles. U.S. military vehicle revenue was down in 2014 due to a decrease in U.S. Army spending as the U.S. involvement in the Iraqi and Afghan conflicts wound down. This impacted our primary U.S. vehicle programs, including Stryker, Abrams, Buffalo, and Mine Resistant, Ambush Protected (MRAP) vehicles. Revenue also decreased on the completed GCV design and development program. Revenue for international military vehicles was up significantly in 2014 as work commenced on a major international order received in the first quarter of 2014.
The Combat Systems group's operating margin decreased 60 basis points in 2014 due primarily to a mix shift from more mature programs nearing completion to the start up of new programs. Somewhat offsetting this shift in contract mix, operating margin was up in our European and weapons systems businesses as a result of reduced overhead costs following restructuring activities completed in 2013 and early 2014.
2016 Outlook
We expect the Combat Systems group’s revenue to increase slightly in 2016. Operating margin is expected to remain strong in the mid-15 percent range consistent with 2015.
INFORMATION SYSTEMS AND TECHNOLOGY
Review of 2015 vs. 2014

Year Ended December 31	2015	2014	Variance
Revenue	$8,965	$9,159	$(194)	(2.1)%
Operating earnings	903	785	118	15.0%
Operating margin	10.1%	8.6%
The Information Systems and Technology group’s revenue in 2015 was slightly lower than 2014. The decrease from the prior year consisted of the following:

Information technology (IT) services	$(155)
C4ISR solutions*	(39)
Total decrease	$(194)
* Command, control, communication, computing (C4), intelligence, surveillance and reconnaissance (ISR) solutions
IT services revenue decreased in 2015 due to lower volume on several programs, including our commercial wireless work. These decreases were offset partially by revenue from the late 2014 acquisition of a provider of IT support to U.S. special operations forces. Revenue decreased slightly in our C4ISR solutions business due in part to lower volume on the Handheld, Manpack and Small Form Fit (HMS) radio program.
The group’s operating margin increased 150 basis points in 2015. This margin expansion was driven primarily by improved program performance and rightsizing across the group, including the favorable impact from the early 2015 consolidation of two of our businesses to form General Dynamics Mission Systems. Operating earnings in 2015 also included a gain of $23 on the sale of a commercial cyber security product business, a 30 basis-point impact.
Review of 2014 vs. 2013

Year Ended December 31	2014	2013	Variance
Revenue	$9,159	$10,268	$(1,109)	(10.8)%
Operating earnings	785	795	(10)	(1.3)%
Operating margin	8.6%	7.7%
In 2014, revenue was down across the Information Systems and Technology group. Revenue decreased in the C4ISR solutions business in 2014 primarily as a result of lower U.S. Army spending on several programs. Revenue decreased in 2014 in our IT services business due to lower volume on multiple programs, including our commercial wireless work, offset partially by increased contact-center services work under our contract with the Centers for Medicare & Medicaid Services. Despite the revenue decline, the group's operating margin increased 90 basis points in 2014, the result of solid operating performance and ongoing cost-reduction efforts across our businesses.
2016 Outlook
We expect 2016 revenue in the Information Systems and Technology group to be consistent with 2015. Operating margins are expected to approach double-digits.
MARINE SYSTEMS
Review of 2015 vs. 2014

Year Ended December 31	2015	2014	Variance
Revenue	$8,013	$7,312	$701	9.6%
Operating earnings	728	703	25	3.6%
Operating margin	9.1%	9.6%
The increase in the Marine Systems group’s revenue in 2015 consisted of the following:

U.S. Navy ship construction	$327
U.S. Navy ship engineering, repair and other services	210
Commercial ship construction	164
Total increase	$701
The increase in U.S. Navy ship construction revenue in 2015 is due to higher volume on the Virginia-class submarine program. In 2015, we completed the ramp-up in construction from one to two Virginia-class submarines per year. This increase was offset partially by lower volume on the Expeditionary Mobile Base (ESB) program. Revenue from U.S. Navy ship engineering, repair and other services increased in

2015 due primarily to development work on the Ohio-class submarine replacement program. Commercial ship construction revenue increased in 2015 as work ramped up on the group's construction of Jones Act ships.
Operating margin decreased 50 basis points in 2015 due primarily to a shift in contract mix, including a gap in production on the mature ESB program that was replaced by Jones Act commercial ship contracts and the transition from Block III to Block IV of the Virginia-class submarine program. The group's operating margin was also affected unfavorably by cost growth on the Navy's DDG-1000 program and the restart of the DDG-51 program.
Review of 2014 vs. 2013

Year Ended December 31	2014	2013	Variance
Revenue	$7,312	$6,712	$600	8.9%
Operating earnings	703	666	37	5.6%
Operating margin	9.6%	9.9%
The Marine Systems group’s revenue increased in 2014 due primarily to higher volume on the Virginia-class submarine program, including long-lead materials for the Block IV contract, and increased work on the group’s construction of Jones Act ships. Revenue for Navy engineering, repair and other services decreased in 2014 caused by lower spending by the Navy on submarine-related overhaul and repair services. Operating margin decreased 30 basis points in 2014 due primarily to a shift in contract mix as work on the Block IV Virginia-class and Jones Act commercial ship contracts ramped up and volume decreased on mature contracts, including ESB and Blocks II and III of the Virginia-class program. In addition, construction progressed on the first of the three DDG-1000 ships and two of the DDG-51 ships in the Navy’s restart of the program.
2016 Outlook
We expect the Marine Systems group’s 2016 revenue to be consistent with 2015. Operating margin is expected to improve to the mid-9 percent range.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate costs totaled $41 in 2015, $72 in 2014 and $96 in 2013. The decrease in 2015 is due primarily to lower compensation expense for stock options, as options granted beginning in 2015 have a three-year vesting period versus a two-year vesting period for prior option grants. See Note O to the Consolidated Financial Statements in Item 8 for additional information regarding our equity compensation plans, including changes made to our equity compensation plans in 2015. We expect Corporate operating costs in 2016 of approximately $45.

OTHER INFORMATION
PRODUCT AND SERVICE REVENUE AND OPERATING COSTS
Review of 2015 vs. 2014

Year Ended December 31	2015	2014	Variance
Revenue:
Products	$20,280	$19,564	$716	3.7%
Services	11,189	11,288	(99)	(0.9)%
Operating Costs:
Products	$15,871	$15,335	$536	3.5%
Services	9,468	9,644	(176)	(1.8)%
The increase in product revenue in 2015 consisted of the following:

Ship construction	$476
Aircraft manufacturing, outfitting and completions	200
Other, net	40
Total increase	$716
Ship construction revenue increased in 2015 due to higher volume on the Virginia-class submarine program and commercial Jones Act ships. Aircraft manufacturing, outfitting and completions revenue increased in 2015 due to additional deliveries of G650 aircraft.
Product operating costs increased in 2015 due primarily to higher volume on the programs described above.
The decrease in service revenue in 2015 consisted of the following:

Ship engineering, repair and other services	$224
IT services	(176)
Military vehicle services	(65)
Other, net	(82)
Total decrease	$(99)
Ship engineering, repair and other services revenue was up in 2015 due to increased development work on the Ohio-class submarine replacement program. IT services revenue decreased in 2015 due to lower volume on several programs. Military vehicle services revenue decreased in 2015 due primarily to the completion of the GCV design and development program.
Service operating costs decreased in 2015 due primarily to lower volume on the programs described above, as well as cost-reduction efforts in the Information Systems and Technology group.

Review of 2014 vs. 2013

Year Ended December 31	2014	2013	Variance
Revenue:
Products	$19,564	$19,100	$464	2.4%
Services	11,288	11,830	(542)	(4.6)%
Operating Costs:
Products	$15,335	$15,065	$270	1.8%
Services	9,644	10,137	(493)	(4.9)%
The increase in product revenue in 2014 consisted of the following:

Ship construction	$626
Aircraft manufacturing, outfitting and completions	619
C4ISR products	(541)
Pre-owned aircraft	(143)
Other, net	(97)
Total increase	$464
Ship construction revenue increased in 2014 due to higher volume on the Virginia-class submarine program and commercial Jones Act ships. Aircraft manufacturing, outfitting and completions revenue increased due to additional deliveries of large-cabin aircraft. Offsetting these increases, lower U.S. Army spending negatively impacted revenue from C4ISR products. Pre-owned aircraft sales were down as there were fewer aircraft trade-ins and resulting sales in 2014.
Product operating costs increased in 2014 due primarily to higher volume on the programs described above. Costs in 2014 were also affected by higher net R&D expenses in the Aerospace group associated with ongoing product development efforts.
The decrease in service revenue in 2014 consisted of the following:

Military vehicle services	$(194)
C4ISR services	(224)
IT services	(155)
Other, net	31
Total decrease	$(542)
C4ISR services and military vehicle services revenue was lower due to decreased U.S. Army spending, while IT services revenue decreased due to reduced commercial wireless work.
Service operating costs decreased in 2014 due primarily to lower volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 6.2 percent in 2015, 6.4 percent in 2014 and 6.6 percent in 2013. G&A expenses in 2014 included $29 of severance-related charges in our European military vehicles business in the Combat Systems group. We expect G&A expenses in 2016 to be generally consistent with 2015.
INTEREST, NET
Net interest expense was $83 in 2015 and $86 in 2014 and 2013. We expect full-year 2016 net interest expense to be approximately $95, up from 2015 due to less interest income on lower cash balances expected in 2016.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 27.7 percent in 2015, 29.7 percent in 2014 and 31.2 percent in 2013. The decrease in the effective tax rate in 2015 was due primarily to the favorable impact of contract close-outs in 2015. For further discussion and a reconciliation of our effective tax rate from the statutory federal rate, see Note E to the Consolidated Financial Statements in Item 8. We anticipate the full-year effective tax rate to be in the mid-29 percent range in 2016.
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

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $66.1 billion at the end of 2015, compared with $72.4 billion on December 31, 2014. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $90.6 billion on December 31, 2015.
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

AEROSPACE
Aerospace funded backlog represents aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace group ended 2015 with backlog of $13.4 billion, up from $13.2 billion at year-end 2014.
Orders in 2015 reflected strong demand across our product portfolio. We continued to build our backlog with additional orders for the new family of business jets introduced in 2014, the G500 and G600 aircraft, which are expected to enter into service in 2018 and 2019, respectively, as well as orders for all models of in-production aircraft. In addition, we received several orders in 2015 for custom completions of narrow- and wide-body aircraft in our Jet Aviation business.
Estimated potential contract value in the Aerospace group primarily represents options to purchase new aircraft and long-term agreements with fleet customers. Estimated potential contract value was $2.4 billion on December 31, 2015, down slightly from $2.7 billion at year-end 2014.
Demand for Gulfstream aircraft remains strong across customer types and geographic regions, generating orders from public and private companies, individuals and governments around the world. Geographically, U.S. customers represented approximately 45 percent of the group’s backlog on December 31, 2015, up from year-end 2014 given strong domestic demand.

DEFENSE GROUPS
The total backlog in our three defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the Congress and funded by the customer, as well as commitments by international customers that are similarly approved and funded by their governments. We have included in total backlog firm contracts at the amounts that we believe are likely to receive funding, but there is no guarantee that future budgets and appropriations will provide the funding necessary for a given program.
Total backlog in our defense groups was $52.7 billion on December 31, 2015, down from $59.2 billion at the end of 2014. Estimated potential contract value was $22 billion on December 31, 2015, compared with $23.9 billion at year-end 2014.
COMBAT SYSTEMS
After tripling in 2014, Combat Systems’ total backlog was $19 billion at the end of 2015, down slightly from $19.8 billion at year-end 2014. The group’s backlog includes two major contracts awarded in 2014:

•
$8.1 billion remaining on a $10 billion contract to provide wheeled armored vehicles and logistics support to a Middle Eastern customer through 2028, plus an additional potential $2.5 billion of vehicles and services; and

•
$5.5 billion from the U.K. Ministry of Defence to produce AJAX armoured fighting vehicles scheduled for delivery to the British Army between 2017 and 2024 and related in-service support. We received a $610 award for the in-service support in 2015.

The Combat Systems group also has several additional international military vehicle production contracts in backlog, notably:

•	$600 to produce over 300 armored personnel carriers (APCs) for the Danish Defence Acquisition and Logistics Organization; and

•	$495 for light armored vehicles (LAVs) for various international customers, including $250 for the upgrade and modernization of LAV III combat vehicles for the Canadian Army.
The U.S. Army’s Stryker wheeled combat vehicle program represented $670 of the group’s backlog on December 31, 2015, with vehicles scheduled for delivery through 2017. The group received $590 of Stryker orders in 2015, including awards for double-V-hulled vehicles, contractor logistics support and engineering services. The group’s backlog on December 31, 2015, included $780 for Abrams main battle tank modernization and upgrade programs for the Army and U.S. allies around the world, including $275 to refurbish and upgrade 150 Abrams main battle tanks to the situational awareness configuration for the Kingdom of Morocco.

The Combat Systems group’s backlog on December 31, 2015, also included $2.3 billion for multiple weapons systems and munitions programs, including $125 received in 2015 from the Army for production of Hydra-70 rockets.
Combat Systems’ estimated potential contract value was $5.1 billion on December 31, 2015, down slightly from $5.5 billion at year-end 2014.
INFORMATION SYSTEMS AND TECHNOLOGY
Unlike our other defense businesses, the Information Systems and Technology group’s backlog consists of thousands of contracts and is reconstituted each year with new programs and task order awards. The group’s total backlog was $8.6 billion at the end of 2015, unchanged from year-end 2014. This amount does not include $14.7 billion of estimated potential contract value associated with its anticipated share of IDIQ contracts and unexercised options. In 2015, funding under IDIQ contracts and options contributed over $4 billion to the group’s orders.
The group received a number of significant contract awards in 2015, including the following:

•	$425 from the U.S. Army for ruggedized computing equipment under the CHS-4 program. $735 of estimated potential contract value remains under this IDIQ contract;

•	$295 from the U.S. Department of State to provide supply chain management services;

•	$270 from the U.S. Navy to provide fire control system modifications for ballistic-missile (SSBN) and guided-missile (SSGN) submarines;

•	$180 from the Canadian Department of National Defence for the procurement of components for a fleet of CP140 aircraft and the upgrade of data management software for the aircraft; and

•	$155 for combat and seaframe control systems on two U.S. Navy Littoral Combat Ships (LCS).
Backlog at year-end 2015 also included the following key programs:

•	$815 for the Canadian Maritime Helicopter Project (MHP) to provide integrated mission systems, training and support for 28 Canadian marine helicopters;

•	$425 for the WIN-T mobile communications network program. The group has an additional $100 of estimated potential contract value associated with this IDIQ contract;

•	$285 for contact-center services for the Centers for Medicare & Medicaid Services;

•
$510 of support and modernization work for the intelligence community, the DoD and the Department of Homeland Security, including the St. Elizabeths campus, New Campus East and Enterprise Transport infrastructure programs; and

•	$190 for long-term support and capability upgrades for the U.K.’s Bowman tactical communication system.
MARINE SYSTEMS
The Marine Systems group’s backlog consists of long-term submarine and ship construction programs, as well as numerous engineering and repair contracts. The group periodically receives large contract awards that provide backlog for several years. This backlog then decreases over subsequent years as the group performs on these contracts. Consistent with this pattern, backlog decreased to $25.1 billion on December 31, 2015, compared with $30.8 billion at the end of 2014.
The Virginia-class submarine program was the company’s largest program in 2015 and the largest contract in the company’s backlog. In 2014, we received a contract for the construction of 10 submarines in Block IV of the program. The group’s backlog at year-end 2015 included $17.4 billion for 16 Virginia-class submarines scheduled for delivery through 2023.
Navy destroyer programs represented $3.9 billion of the group’s backlog at year-end 2015. We have construction contracts for seven DDG-51 destroyers scheduled for delivery through 2022. Backlog at year end 2015 also included three ships under the DDG-1000 program scheduled for delivery through 2019.
The Marine Systems group’s backlog on December 31, 2015, included $420 for construction of ESB auxiliary support ships. The group has delivered the first three ships in the program, and construction is underway on the fourth ship, scheduled for delivery in 2018.
The year-end backlog also included $350 for one liquefied natural gas (LNG)-powered and seven LNG-conversion-ready Jones Act ships for commercial customers scheduled for delivery through 2017.

Complementing these ship construction programs, engineering services represented approximately $1.8 billion of the Marine Systems group’s backlog on December 31, 2015, including $1.2 billion for design and development efforts on the Ohio-class submarine replacement program. Additionally, year-end backlog for maintenance, repair and other services totaled $1.4 billion.

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
Our cash balances are invested primarily in time deposits from highly rated banks and commercial paper rated A1/P1 or higher. On December 31, 2015, $1.1 billion of our cash was held by non-U.S. operations. Should this cash be repatriated, it generally would be subject to U.S. federal income tax but would generate offsetting foreign tax credits.

Year Ended December 31	2015	2014	2013
Net cash provided by operating activities	$2,499	$3,728	$3,111
Net cash provided (used) by investing activities	200	(1,102)	(363)
Net cash used by financing activities	(4,259)	(3,575)	(725)
Net cash (used) provided by discontinued operations	(43)	36	(18)
Net (decrease) increase in cash and equivalents	(1,603)	(913)	2,005
Cash and equivalents at beginning of year	4,388	5,301	3,296
Cash and equivalents at end of year	2,785	4,388	5,301
Marketable securities	—	500	—
Short- and long-term debt	(3,399)	(3,893)	(3,888)
Net (debt) cash	$(614)	$995	$1,413
Debt-to-equity (a)	31.7%	32.9%	26.8%
Debt-to-capital (b)	24.0%	24.8%	21.1%
Note: Prior period information has been restated to reflect the reclassification of debt issuance costs from other assets to debt as discussed in Note J to the Consolidated Financial Statements in Item 8.

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

OPERATING ACTIVITIES
We generated cash from operating activities of $2.5 billion in 2015, $3.7 billion in 2014 and $3.1 billion in 2013. In all three years, the primary driver of cash flows was net earnings. Operating cash flows in 2013 benefited from deposits received in the Marine Systems group for commercial ship orders. In 2014, operating cash flows included significant customer deposits related to a large contract for a Middle Eastern customer awarded in our Combat Systems group. In 2015, operating cash flows were negatively affected by the utilization of these deposits coupled with growth in operating working capital in our Aerospace group consistent with building test aircraft for the G500 and G600 programs.

INVESTING ACTIVITIES
Cash provided by investing activities was $200 in 2015 compared with a use of cash for investing activities of $1.1 billion in 2014 and $363 in 2013. Our primary investing activities were capital expenditures and purchases, sales and maturities of marketable securities.
Capital Expenditures. Capital expenditures were $569 in 2015, $521 in 2014 and $436 in 2013. We expect capital expenditures of approximately 2 percent of revenue in 2016.
Marketable Securities. In 2015, we received $500 of proceeds from maturing held-to-maturity securities purchased in 2014. Other net purchases, sales and maturities of marketable securities in all three years were not material.
Other, Net. Investing activities also include proceeds from the sale of assets and cash paid for business acquisitions. In 2015, we completed the sale of our axle business in the Combat Systems group and a commercial cyber security business in our Information Systems and Technology group. In 2014, we completed an acquisition in our Information Systems and Technology group.

FINANCING ACTIVITIES
We used $4.3 billion in 2015, $3.6 billion in 2014 and $725 in 2013 for financing activities. Our financing activities included repurchases of common stock, payment of dividends and debt repayments. Net cash from financing activities also included proceeds received from stock option exercises.
Share Repurchases. We repurchased 22.8 million of our outstanding shares in 2015 for $3.2 billion, 29 million shares in 2014 for $3.4 billion and 9.4 million shares in 2013 for $740. As a result, we have reduced our shares outstanding by approximately 12 percent since the end of 2012. On December 31, 2015, 9.6 million shares remained authorized by our board of directors for repurchase, approximately 3 percent of our total shares outstanding.
Dividends. On March 4, 2015, our board of directors declared an increased quarterly dividend of $0.69 per share, the 18th consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.62 per share in March 2014 and $0.56 per share in March 2013. Cash dividends paid were $873 in 2015, $822 in 2014 and $591 in 2013. We did not pay any dividends in the first three months of 2013 because we accelerated our first-quarter dividend payment to December 2012.
Debt Repayments. In January 2015, we repaid $500 of fixed-rate notes on their scheduled maturity date with the proceeds from the maturing marketable securities discussed above. We have no additional material repayments of long-term debt scheduled until $500 of fixed-rate notes mature in July 2016. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation. See Note J to the Consolidated Financial Statements in Item 8 for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
We ended 2015 with no commercial paper outstanding. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2018 and a $1 billion facility expiring in November 2020. These facilities are for general corporate purposes and working capital needs and are required by rating agencies to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.

NON-GAAP MANAGEMENT METRICS
We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. As described below, we use free cash flow and ROIC to measure our performance in these areas. While we believe these metrics provide useful information, they are not defined operating measures under U.S. generally accepted accounting principles (GAAP), and there are limitations associated with their use. Our calculation of these metrics may not be completely comparable to similarly titled measures of other companies due to potential differences in the method of calculation. As a result, the use of these metrics should not be considered in isolation from, or as a substitute for, other GAAP measures.
Free Cash Flow. We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors because it portrays our ability to generate cash from our businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the Consolidated Statements of Cash Flows:

Year Ended December 31	2015	2014	2013	2012	2011
Net cash provided by operating activities	$2,499	$3,728	$3,111	$2,606	$3,150
Capital expenditures	(569)	(521)	(436)	(436)	(445)
Free cash flow from operations	$1,930	$3,207	$2,675	$2,170	$2,705
Cash flow as a percentage of earnings from continuing operations:
Net cash provided by operating activities	84%	139%	125%	NM*	126%
Free cash flow from operations	65%	120%	108%	NM*	108%
* Not meaningful (NM) due to net loss in 2012.
As discussed previously, the decrease in free cash flow from operations in 2015 is due primarily to the utilization of customer deposits and growth in operating working capital in our Aerospace group.
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

ROIC is calculated as follows:

Year Ended December 31	2015	2014	2013	2012*	2011
Earnings from continuing operations	$2,965	$2,673	$2,486	$1,414	$2,500
After-tax interest expense	64	67	67	109	101
After-tax amortization expense	75	79	93	139	141
Net operating profit after taxes	$3,104	$2,819	$2,646	$1,662	$2,742
Average invested capital	$17,858	$18,673	$18,741	$19,887	$18,601
Return on invested capital	17.4%	15.1%	14.1%	8.4%	14.7%
*2012 loss from continuing operations of ($381) has been adjusted for a $2 billion goodwill impairment and associated $199 tax benefit. 2012 shareholders’ equity, a component of average invested capital, has been similarly adjusted.

ADDITIONAL FINANCIAL INFORMATION
OFF-BALANCE SHEET ARRANGEMENTS
On December 31, 2015, other than operating leases, we had no material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables present information about our contractual obligations and commercial commitments on December 31, 2015:

		Payments Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Long-term debt (a)	$4,200	$581	$1,033	$122	$2,464
Capital lease obligations	32	2	4	4	22
Operating leases	1,037	220	315	180	322
Purchase obligations (b)	28,902	12,401	9,152	4,443	2,906
Other long-term liabilities (c)	18,240	3,477	2,268	1,745	10,750
	$52,411	$16,681	$12,772	$6,494	$16,464
(a)Includes scheduled interest payments. See Note J to the Consolidated Financial Statements in Item 8 for a discussion of long-term debt.
(b)Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $21.1 billion of purchase obligations for products and services to be delivered under firm government contracts under which we expect full recourse under normal contract termination clauses.
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

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Letters of credit and guarantees*	$1,002	$699	$140	$134	$29
Trade-in options*	66	66	—	—	—
	$1,068	$765	$140	$134	$29
* See Note N to the Consolidated Financial Statements in Item 8 for a discussion of letters of credit and aircraft trade-in options.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the period. On an ongoing basis, we evaluate our estimates, including most pervasively those related to various assumptions and projections for our long-term contracts and programs. Other significant estimates include those related to goodwill and other intangible assets, income taxes, pension and other post-retirement benefits, workers’ compensation, warranty obligations and litigation and other contingencies. We employ judgment in making our estimates but they are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. We believe that our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.
In our opinion, the following policies are critical and require the use of significant judgment in their application:
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer. We include in our contract estimates additional revenue for submitted contract modifications or claims against the customer when the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include award or incentive fees in the estimated contract value when there is a basis to reasonably estimate the amount of the fee. Estimates of award or incentive fees are based on historical award experience and anticipated performance. These estimates are based on our best judgment at the time. As a significant change in one or more of these estimates could affect the profitability of our contracts, we review our performance monthly and update our contract-related estimates at least annually and often quarterly, as well as when required by specific events and circumstances.
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
The net impact of revisions in contract estimates on our operating earnings (and on a diluted per-share basis) totaled favorable changes of $222 ($0.44) in 2015, $184 ($0.35) in 2014 and $351 ($0.65) in 2013. No revisions on any one contract were material to our Consolidated Financial Statements in 2015, 2014 or 2013.
Consistent with defense industry practice, we classify assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. All contracts are reported on the Consolidated Balance Sheets in a net asset (contracts in process) or liability (customer advances and deposits) position on a contract-by-contract basis at the end of each reporting period. Our U.S. government customer generally asserts title to, or a security interest in, inventoried costs related to such contracts as a result of advances and progress payments. We reflect these advances and progress payments as an offset to the related inventoried costs.
In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several updates have been proposed since the issuance of ASU 2014-09. These updates are intended to allow for a more consistent interpretation and application of the principles outlined in the standard. Once these updates are issued by the FASB in 2016, the standard will be final.
ASU 2014-09 is effective in the first quarter of 2018 for public companies. However, entities can elect to adopt one year earlier in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative effect transition method.
We are utilizing a bottom-up approach to analyze the standard’s impact on our contract portfolio, taking a fresh look at historical accounting policies and practices and identifying potential differences from applying the requirements of the new standard to our contracts. While this assessment continues, we have not yet selected a transition date or method nor have we yet determined the effect of the standard on our Consolidated Financial Statements. We expect this determination will near completion in the second half of 2016. Because the new standard will impact our business processes, systems and controls, we have developed a comprehensive change management project plan to guide the implementation.

The required adoption of the ASU will preclude our use of the reallocation method of recognizing revisions in estimated profit on contracts discussed above. As changes in estimated profit will be recognized in the period they are identified (cumulative catch-up method), rather than prospectively over the remaining contract term, we expect the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
Goodwill and Intangible Assets. Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired. Goodwill is not amortized but is subject to an impairment test on an annual basis and when circumstances indicate that an impairment is more likely than not. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. The test for goodwill impairment is a two-step process that requires a significant level of estimation and use of judgment by management, particularly the estimate of the fair value of our reporting units. We estimate the fair value of our reporting units based primarily on the discounted projected cash flows of the underlying operations. This requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business, the appropriate risk-adjusted interest rate used to discount the projected cash flows, and terminal value growth and earnings rates applied to the final year of projected cash flows. Due to the variables inherent in our estimates of fair value, differences in assumptions may have a material effect on the result of our impairment analysis. To assess the reasonableness of our discounted projected cash flows, we compare the sum of our reporting units’ fair value to our market capitalization and calculate an implied control premium (the excess of the sum of the reporting units’ fair values over the market capitalization). Additionally, we evaluate the reasonableness of each reporting unit’s fair value by comparing the fair value to comparable peer companies and recent comparable market transactions.
We completed the required annual goodwill impairment test as of December 31, 2015. The first step of the goodwill impairment test compares the fair values of our reporting units to their carrying values. Our reporting units are consistent with our business groups. The estimated fair values for each of our reporting units were in excess of their respective carrying values as of December 31, 2015.
We review intangible assets subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess the recoverability of the carrying value of assets held for use based on a review of projected undiscounted cash flows. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset.
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
Deferred Contract Costs. Certain costs incurred in the performance of our government contracts are recorded under GAAP but are not allocable currently to contracts. Such costs include a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally after they are paid. We have elected to defer or inventory these costs in contracts in process until they can be allocated to contracts. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. We regularly assess the probability of recovery of these costs. This assessment requires that we make assumptions about future contract costs, the extent of cost recovery under our contracts and the amount of future contract activity. These estimates are based on our best judgment. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected.
Retirement Plans. Our defined-benefit pension and other post-retirement benefit costs and obligations depend on several assumptions and estimates. The key assumptions include interest rates used to discount estimated future liabilities and projected long-term rates of return on plan assets. We determine the long-term rate of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy. We base the discount rate on a current yield curve developed for a portfolio of high-quality fixed-income investments with maturities consistent with the projected benefit payout period.
Beginning in 2016, we refined the method used to determine the service and interest cost components of our net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, we will use individual spot rates along the yield curve that correspond with the timing of each benefit payment. We believe this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach will decrease the service and interest components of our benefit costs slightly in 2016. There is no impact on the total benefit obligation. We will account for this change prospectively as a change in accounting estimate.
These retirement plan estimates are based on our best judgment, including consideration of current and future market conditions. In the event any of the assumptions change, pension and post-retirement benefit cost could increase or decrease. For further discussion, including the impact of hypothetical changes in the discount rate and expected long-term rate of return on plan assets, see Note P to the Consolidated Financial Statements in Item 8.
As discussed under Deferred Contract Costs, our contractual arrangements with the U.S. government provide for the recovery of benefit costs for our government retirement plans. We have elected to defer recognition of the benefit costs that cannot currently be allocated to contracts to provide a better matching of revenue and expenses. Accordingly, the impact on the retirement benefit cost for these plans that results from annual changes in assumptions does not impact our earnings.
New Accounting Standards. There are several new accounting standards that have been issued by the FASB, but are not yet effective.

•
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Previously, debt issuance costs were presented as a deferred asset, separate from the related debt liability. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. While ASU 2015-03 was not effective until January 1, 2016, we elected to early adopt the standard. See Notes A and J to the Consolidated Financial Statements in Item 8 for further discussion of ASU 2015-03.

•
ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value (NRV). The ASU also eliminates the requirement to consider replacement cost or NRV less a normal profit margin when measuring inventory. We intend to adopt the standard prospectively on the effective date of January 1, 2017. We do not expect the adoption of ASU 2015-11 to have a material effect on our results of operations, financial condition or cash flows.

•
ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the Consolidated Balance Sheets. ASU 2015-17 is effective on January 1, 2017, with early adoption permitted, and may be applied either prospectively or retrospectively. We have not yet selected a transition date or method nor have we determined the effect of the ASU on our Consolidated Balance Sheets. See Note E to the Consolidated Financial Statements in Item 8 for further discussion of our net deferred tax assets.

•
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Specific to our business, ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. The ASU eliminates the available-for-sale classification for equity investments that recognized changes in the fair value as a component of other comprehensive income. We intend to adopt the standard on the effective date with a cumulative-effect adjustment to the Consolidated Balance Sheets as of January 1, 2018. We do not expect the adoption of ASU 2016-01 to have a material effect on our results of operations, financial condition or cash flows.

Other ASUs issued by the FASB but not yet effective are not expected to have a material effect on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. See Note M to the Consolidated Financial Statements in Item 8 for a discussion of these risks. The following quantifies the market risk exposure arising from hypothetical changes in foreign currency exchange rates and interest rates.
Foreign Currency. We had notional forward foreign exchange contracts outstanding of $7.2 billion on December 31, 2015, and $9.1 billion on December 31, 2014. A 10 percent unfavorable exchange rate movement in our portfolio of foreign currency forward contracts would have resulted in the following hypothetical, incremental pretax losses:

	2015	2014
Recognized	$(8)	$(25)
Unrecognized	(652)	(823)
This exchange-rate sensitivity relates primarily to changes in the U.S. dollar/Canadian dollar, euro/Canadian dollar and euro/British pound exchange rates. These losses would be offset by corresponding gains in the remeasurement of the underlying transactions being hedged. We believe these forward contracts and the offsetting underlying commitments, when taken together, do not create material market risk.
Interest Rate Risk. Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. On December 31, 2015, we had $3.4 billion par value of fixed-rate debt and no commercial paper outstanding. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10 percent unfavorable interest rate movement would not have a material impact on the fair value of our debt obligations.
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2015, we held $2.8 billion in cash and equivalents, but held no marketable securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2015	2014	2013
Revenue:
Products	$20,280	$19,564	$19,100
Services	11,189	11,288	11,830
	31,469	30,852	30,930
Operating costs and expenses:
Products	15,871	15,335	15,065
Services	9,468	9,644	10,137
General and administrative (G&A)	1,952	1,984	2,039
	27,291	26,963	27,241
Operating earnings	4,178	3,889	3,689
Interest, net	(83)	(86)	(86)
Other, net	7	(1)	8
Earnings from continuing operations before income tax	4,102	3,802	3,611
Provision for income tax, net	1,137	1,129	1,125
Earnings from continuing operations	2,965	2,673	2,486
Discontinued operations, net of tax benefit of $7 in 2015, $16 in 2014 and $73 in 2013	—	(140)	(129)
Net earnings	$2,965	$2,533	$2,357

Earnings per share
Basic:
Continuing operations	$9.23	$7.97	$7.09
Discontinued operations	—	(0.41)	(0.37)
Net earnings	$9.23	$7.56	$6.72
Diluted:
Continuing operations	$9.08	$7.83	$7.03
Discontinued operations	—	(0.41)	(0.36)
Net earnings	$9.08	$7.42	$6.67
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Net earnings	$2,965	$2,533	$2,357
(Losses) gains on cash flow hedges	(394)	(279)	3
Unrealized (losses) gains on securities	(2)	10	12
Foreign currency translation adjustments	(374)	(436)	(118)
Change in retirement plans’ funded status	500	(1,745)	2,595
Other comprehensive (loss) income, pretax	(270)	(2,450)	2,492
Provision (benefit) for income tax, net	84	(703)	902
Other comprehensive (loss) income, net of tax	(354)	(1,747)	1,590
Comprehensive income	$2,611	$786	$3,947
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

	December 31
(Dollars in millions)	2015	2014
ASSETS
Current assets:
Cash and equivalents	$2,785	$4,388
Accounts receivable	3,446	4,050
Contracts in process	4,357	4,591
Inventories	3,366	3,221
Other current assets	617	1,157
Total current assets	14,571	17,407
Noncurrent assets:
Property, plant and equipment, net	3,466	3,329
Intangible assets, net	763	912
Goodwill	11,443	11,731
Other assets	1,754	1,958
Total noncurrent assets	17,426	17,930
Total assets	$31,997	$35,337

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$501	$501
Accounts payable	1,964	2,057
Customer advances and deposits	5,674	7,335
Other current liabilities	4,306	3,858
Total current liabilities	12,445	13,751
Noncurrent liabilities:
Long-term debt	2,898	3,392
Other liabilities	5,916	6,365
Commitments and contingencies (see Note N)
Total noncurrent liabilities	8,814	9,757
Shareholders’ equity:
Common stock	482	482
Surplus	2,730	2,548
Retained earnings	23,204	21,127
Treasury stock	(12,392)	(9,396)
Accumulated other comprehensive loss	(3,286)	(2,932)
Total shareholders’ equity	10,738	11,829
Total liabilities and shareholders’ equity	$31,997	$35,337
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2015	2014	2013
Cash flows from operating activities - continuing operations:
Net earnings	$2,965	$2,533	$2,357
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	366	375	382
Amortization of intangible assets	116	121	143
Equity-based compensation expense	110	128	120
Excess tax benefit from equity-based compensation	(77)	(83)	(23)
Deferred income tax provision	167	136	115
Discontinued operations, net of tax	—	140	129
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	604	330	(223)
Contracts in process	231	281	177
Inventories	(156)	(303)	(200)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(89)	(161)	(204)
Customer advances and deposits	(1,756)	691	330
Other current liabilities	(83)	(246)	(118)
Other, net	101	(214)	126
Net cash provided by operating activities	2,499	3,728	3,111
Cash flows from investing activities:
Capital expenditures	(569)	(521)	(436)
Maturities of held-to-maturity securities	500	—	—
Purchases of held-to-maturity securities	—	(500)	—
Proceeds from sales of assets	291	102	104
Purchases of available-for-sale securities	(123)	(136)	(135)
Sales of available-for-sale securities	122	135	99
Maturities of available-for-sale securities	6	4	14
Other, net	(27)	(186)	(9)
Net cash provided (used) by investing activities	200	(1,102)	(363)
Cash flows from financing activities:
Purchases of common stock	(3,233)	(3,382)	(740)
Dividends paid	(873)	(822)	(591)
Repayment of fixed-rate notes	(500)	—	—
Proceeds from stock option exercises	268	547	583
Other, net	79	82	23
Net cash used by financing activities	(4,259)	(3,575)	(725)
Net cash (used) provided by discontinued operations	(43)	36	(18)
Net (decrease) increase in cash and equivalents	(1,603)	(913)	2,005
Cash and equivalents at beginning of year	4,388	5,301	3,296
Cash and equivalents at end of year	$2,785	$4,388	$5,301
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2012	$482	$1,988	$17,860	$(6,165)	$(2,775)	$11,390
Net earnings	—	—	2,357	—	—	2,357
Cash dividends declared	—	—	(789)	—	—	(789)
Equity-based awards	—	238	—	455	—	693
Shares purchased	—	—	—	(740)	—	(740)
Other comprehensive income	—	—	—	—	1,590	1,590
December 31, 2013	482	2,226	19,428	(6,450)	(1,185)	14,501
Net earnings	—	—	2,533	—	—	2,533
Cash dividends declared	—	—	(834)	—	—	(834)
Equity-based awards	—	322	—	436	—	758
Shares purchased	—	—	—	(3,382)	—	(3,382)
Other comprehensive loss	—	—	—	—	(1,747)	(1,747)
December 31, 2014	482	2,548	21,127	(9,396)	(2,932)	11,829
Net earnings	—	—	2,965	—	—	2,965
Cash dividends declared	—	—	(888)	—	—	(888)
Equity-based awards	—	182	—	237	—	419
Shares purchased	—	—	—	(3,233)	—	(3,233)
Other comprehensive loss	—	—	—	—	(354)	(354)
December 31, 2015	$482	$2,730	$23,204	$(12,392)	$(3,286)	$10,738
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per-share amounts or unless otherwise noted)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. General Dynamics is organized into four business groups: Aerospace, which produces Gulfstream aircraft, provides aircraft services and performs aircraft completions for other original equipment manufacturers (OEMs); Combat Systems, which designs and manufactures combat vehicles, weapons systems and munitions; Information Systems and Technology, which provides C4ISR (command, control, communication, computing, intelligence, surveillance and reconnaissance) solutions and information technology (IT) services; and Marine Systems, which designs, constructs and repairs surface ships and submarines. Our primary customer is the U.S. government. We also do significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business aircraft.
Basis of Consolidation and Classification. The Consolidated Financial Statements include the accounts of General Dynamics Corporation and our wholly owned and majority-owned subsidiaries. We eliminate all inter-company balances and transactions in the Consolidated Financial Statements. Some prior-year amounts have been reclassified among financial statement accounts or disclosures to conform to the current-year presentation.
Use of Estimates. The nature of our business requires that we make a number of estimates and assumptions in accordance with U.S. generally accepted accounting principles (GAAP). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, currently available information and various other assumptions that we believe are reasonable under the circumstances. Actual results could differ from these estimates.
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
We review and update our contract-related estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net impact of revisions in contract estimates on our operating earnings (and on a diluted per-share basis) totaled favorable changes of $222 ($0.44) in 2015, $184 ($0.35) in 2014 and $351 ($0.65) in 2013. No revisions on any one contract were material to our Consolidated Financial Statements in 2015, 2014 or 2013.
Consistent with defense industry practice, we classify assets and liabilities related to long-term contracts as current, even though some of these amounts may not be realized within one year. All contracts are reported on the Consolidated Balance Sheets in a net asset (contracts in process) or liability (customer advances and deposits) position on a contract-by-contract basis at the end of each reporting period. Our U.S. government customer generally asserts title to, or a security interest in, inventoried costs related to such contracts as a result of advances and progress payments. We reflect these advances and progress payments as an offset to the related inventoried costs as shown in Note G.
In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several updates have been proposed since the issuance of ASU 2014-09. These updates are intended to allow for a more consistent interpretation and application of the principles outlined in the standard. Once these updates are issued by the FASB in 2016, the standard will be final.
ASU 2014-09 is effective in the first quarter of 2018 for public companies. However, entities can elect to adopt one year earlier in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative effect transition method.
We are utilizing a bottom-up approach to analyze the standard’s impact on our contract portfolio, taking a fresh look at historical accounting policies and practices and identifying potential differences from applying the requirements of the new standard to our contracts. While this assessment continues, we have not yet selected a transition date or method nor have we yet determined the effect of the standard on our Consolidated Financial Statements. We expect this determination will near completion in the second half of 2016. Because the new standard will impact our business processes, systems and controls, we have developed a comprehensive change management project plan to guide the implementation.
The required adoption of the ASU will preclude our use of the reallocation method of recognizing revisions in estimated profit on contracts discussed above. As changes in estimated profit will be recognized in the period they are identified (cumulative catch-up method), rather than prospectively over the remaining contract term, we expect the impact of revisions of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
Discontinued Operations. In 2014, we entered into an agreement to sell our axle business in the Combat Systems group and recognized a $146 loss, net of tax (the sale was completed in January 2015). The financial statements have been restated to reflect the results of operations of this business in discontinued operations with the revenue of the business eliminated, and the net loss reported separately below earnings from continuing operations.
In 2013, we recognized a $129 loss, net of tax, from the settlement of our litigation with the U.S. Navy related to the terminated A-12 contract in the company’s discontinued tactical military aircraft business. Under the terms of the settlement agreement, the Navy received a $198 credit that will be utilized over several years as we render design and construction services on the DDG-1000 program. Net cash from discontinued operations on the Consolidated Statements of Cash Flows primarily represents related work on the DDG-1000 program.
Research and Development Expenses. Company-sponsored research and development (R&D) expenses, including product development costs, were $395 in 2015, $358 in 2014 and $310 in 2013. R&D expenses are included in operating costs and expenses in the Consolidated Statements of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contracts.
The Aerospace group has cost-sharing arrangements with some of its suppliers that enhance the group’s internal development capabilities and offset a portion of the financial cost associated with the group’s product development efforts. These arrangements explicitly state that supplier contributions are for reimbursements of costs we incur in the development of new aircraft models and technologies, and we retain substantial rights in the products developed under these arrangements. We record amounts received from these cost-sharing arrangements as a reduction of R&D expenses. We have no obligation to refund any amounts received under the agreements regardless of the outcome of the development efforts. Under the typical terms of an agreement, payments received from suppliers for their share of the costs are based on milestones and are recognized as received. Our policy is to defer payments in excess of the costs we have incurred.
Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2015	2014	2013
Interest expense	$98	$103	$103
Interest income	(15)	(17)	(17)
Interest expense, net	$83	$86	$86
Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. Our investments in other securities (see Note D) are included in other current and noncurrent assets on the Consolidated Balance Sheets. We report our held-to-maturity securities at amortized cost. We report our available-for-sale securities at fair value. Changes in the fair value of available-for-sale securities are recognized as a component of other comprehensive income (loss) in the Consolidated Statements of Comprehensive Income. We had no trading securities on December 31, 2015 or 2014.
Cash flows from operating activities in 2013 and 2014 included customer deposits related to commercial ship orders in the Marine Systems group and a large contract for a Middle Eastern customer awarded in our Combat Systems group, respectively. In 2015, these deposits were utilized to fund supplier commitments on the program, which negatively affected operating cash flows.
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
New Accounting Standards. There are several new accounting standards that have been issued by the FASB, but are not yet effective.

•
ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires debt issuance costs to be presented on the balance sheet as a deduction from the carrying amount of the related debt liability, consistent with the presentation of debt discounts. Previously, debt issuance costs were presented as a deferred asset, separate from the related debt liability. ASU 2015-03 does not affect the recognition and measurement guidance for debt issuance costs. While ASU 2015-03 was not effective until January 1, 2016, we elected to early adopt the standard. See Note J for further discussion of the impact of ASU 2015-03.

•
ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 changes the measurement principle for certain inventory methods from the lower of cost or market to the lower of cost and net realizable value (NRV). The ASU also eliminates the requirement to consider replacement cost or NRV less a normal profit margin when measuring inventory. We intend to adopt the standard prospectively after the effective date of January 1, 2017. We do not expect the adoption of ASU 2015-11 to have a material effect on our results of operations, financial condition or cash flows.

•
ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the Consolidated Balance Sheets. ASU 2015-17 is effective on January 1, 2017, with early adoption permitted, and may be applied either prospectively or retrospectively. We have not yet selected a transition date or method nor have we determined the effect of the ASU on our Consolidated Balance Sheets. See Note E for further discussion of our net deferred tax assets.

•
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Specific to our business, ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. The ASU eliminates the available-for-sale classification for equity investments that recognized changes in the fair value as a component of other comprehensive income. We intend to adopt the standard on the effective date with a cumulative-effect adjustment to the Consolidated Balance Sheets as of January 1, 2018. We do not expect the adoption of ASU 2016-01 to have a material effect on our results of operations, financial condition or cash flows.

Other ASUs issued by the FASB but not yet effective are not expected to have a material effect on our Consolidated Financial Statements.
Subsequent Events. We have evaluated material events and transactions that have occurred after December 31, 2015, and concluded that none have occurred that require an adjustment to or disclosure in the Consolidated Financial Statements.

B. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
Acquisitions and Divestitures
We did not acquire any businesses in 2015. In 2014, our Information Systems and Technology group acquired a provider of IT support to U.S. special operations forces. The operating results of this acquisition have been included with our reported results since the closing date. The purchase price of this acquisition has been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill. We did not acquire any businesses in 2013.
In 2015, we completed the sale of our axle business in the Combat Systems group and a commercial cyber security business in our Information Systems and Technology group.

Goodwill
The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2013 (a)	$2,741	$2,849	$6,053	$289	$11,932
Acquisitions (b)	—	—	127	—	127
Other (c)	(186)	(99)	(43)	—	(328)
December 31, 2014	2,555	2,750	6,137	289	11,731
Acquisitions/divestitures (b)	—	—	(76)	—	(76)
Other (c)	(13)	(159)	(40)	—	(212)
December 31, 2015	$2,542	$2,591	$6,021	$289	$11,443
(a)Goodwill on December 31, 2013, in the Information Systems and Technology reporting unit is net of a $2 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period and an allocation of goodwill associated with the sale of a commercial cyber security business discussed above.
(c)Consists primarily of adjustments for foreign currency translation.
We completed the required annual goodwill impairment test as of December 31, 2015. The first step of the goodwill impairment test compares the fair values of our reporting units to their carrying values. We estimate the fair values of our reporting units based primarily on the discounted projected cash flows of the underlying operations. The estimated fair values for each of our reporting units were in excess of their respective carrying values as of December 31, 2015.
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	December 31, 2015			December 31, 2014
Contract and program intangible assets (b)	$1,626	$(1,214)	$412	$1,652	$(1,123)	$529
Trade names and trademarks	455	(127)	328	462	(113)	349
Technology and software	119	(96)	23	130	(97)	33
Other intangible assets	154	(154)	—	154	(153)	1
Total intangible assets	$2,354	$(1,591)	$763	$2,398	$(1,486)	$912
(a)Change in gross carrying amounts consists primarily of adjustments for foreign currency translation.
(b)Consists of acquired backlog and probable follow-on work and associated customer relationships.
We did not recognize any impairments of our intangible assets in 2015, 2014 or 2013.
The amortization lives (in years) of our intangible assets on December 31, 2015, were as follows:

Range of
Amortization Life
Contract and program intangible assets	7-30
Trade names and trademarks	30
Technology and software	7-15

Amortization expense was $116 in 2015, $121 in 2014 and $143 in 2013. We expect to record annual amortization expense over the next five years as follows:

2016	$90
2017	75
2018	65
2019	52
2020	48

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased throughout 2015 and 2014 due to share repurchases. See Note L for additional details of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2015	2014	2013
Basic weighted average shares outstanding	321,313	335,192	350,714
Dilutive effect of stock options and restricted stock/RSUs*	5,339	6,139	2,785
Diluted weighted average shares outstanding	326,652	341,331	353,499
* Excludes outstanding options to purchase shares of common stock because these options had exercise prices in excess of the average market price of our common stock during the year and therefore the effect of including these options would be antidilutive. These options totaled 1,706 in 2015, 3,683 in 2014 and 8,246 in 2013.

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
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2015 or 2014, except for the assets of our axle business that were classified as held for sale on December 31, 2014, and were measured at fair value using Level 3 inputs. See Note A for further discussion.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the Consolidated Balance Sheets approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2015 and 2014, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (a)
Financial assets (liabilities) (b)	December 31, 2015
Available-for-sale securities	186	$186	$124	$62
Derivatives	(673)	(673)	—	(673)
Long-term debt, including current portion	(3,425)	(3,381)	—	(3,381)

	December 31, 2014
Held-to-maturity marketable securities (c)	$500	$500	$10	$490
Available-for-sale securities	188	188	123	65
Derivatives	(276)	(276)	—	(276)
Long-term debt, including current portion	(3,925)	(3,911)	—	(3,911)
(a)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.
(b)We had no Level 3 financial instruments on December 31, 2015 or 2014.
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

Year Ended December 31	2015	2014	2013
Current:
U.S. federal	$841	$856	$850
State	31	31	28
International	98	106	132
Total current	970	993	1,010
Deferred:
U.S. federal	116	110	119
State	5	(3)	1
International	46	29	(5)
Total deferred	167	136	115
Provision for income taxes, net	$1,137	$1,129	$1,125
Net income tax payments	$871	$1,019	$888
State and local income taxes allocable to U.S. government contracts are included in operating costs and expenses in the Consolidated Statements of Earnings and, therefore, not included in the provision above.

The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State tax on commercial operations, net of federal benefits	0.6	0.5	0.7
Impact of international operations	(1.4)	(2.6)	—
Domestic production deduction	(1.6)	(1.9)	(2.2)
Domestic tax credits	(1.1)	(0.7)	(0.8)
Contract close-outs	(2.9)	—	—
Other, net	(0.9)	(0.6)	(1.5)
Effective income tax rate	27.7%	29.7%	31.2%
The decrease in the effective tax rate in 2015 from 2014 was due primarily to the favorable impact of contract close-outs, largely resulting from interest from the completion of a long-term contract triggered by the prior settlement of litigation. The decrease in the effective tax rate in 2014 from 2013 was due primarily to increased income from non-U.S. operations that is taxed at lower rates and utilization of foreign tax credits.
Net Deferred Tax Assets. The tax effects of temporary differences between reported earnings and taxable income consisted of the following:

December 31	2015	2014
Retirement benefits	$1,347	$1,403
Tax loss and credit carryforwards	522	701
Salaries and wages	275	301
Workers’ compensation	248	257
Other	406	363
Deferred assets	2,798	3,025
Valuation allowances	(425)	(494)
Net deferred assets	$2,373	$2,531

Intangible assets	$(1,013)	$(973)
Contract accounting methods	(261)	(227)
Property, plant and equipment	(285)	(280)
Capital Construction Fund qualified ships	(240)	(240)
Other	(203)	(167)
Deferred liabilities	$(2,002)	$(1,887)
Net deferred tax asset	$371	$644
Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

December 31	2015	2014
Current deferred tax asset	$3	$16
Current deferred tax liability	(829)	(729)
Noncurrent deferred tax asset	1,272	1,439
Noncurrent deferred tax liability	(75)	(82)
Net deferred tax asset	$371	$644

We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to the valuation allowances recognized.
Our retirement benefits deferred tax amount includes a deferred tax asset of $1.6 billion on December 31, 2015, and $1.8 billion on December 31, 2014, related to the amounts recorded in accumulated other comprehensive loss (AOCL) to recognize the funded status of our retirement plans. See Notes L and P for further discussion.
One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF), a program established by the U.S. government and administered by the Maritime Administration that supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. The program allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the proceeds are deposited in the fund and withdrawals are used for qualified activities. We had U.S. government accounts receivable pledged (and thereby deposited) to the CCF of $42 on December 31, 2015, and $100 on December 31, 2014.
On December 31, 2015, we had net operating loss carryforwards of $972 that begin to expire in 2018, a capital loss carryforward of $229 that expires in 2020 and tax credit carryforwards of $151 that begin to expire in 2021.
Earnings from continuing operations before income taxes included non-U.S. income of $573 in 2015, $507 in 2014 and $361 in 2013. We intend to reinvest indefinitely the undistributed earnings of some of our non-U.S. subsidiaries. On December 31, 2015, we had approximately $2 billion of undistributed earnings from these non-U.S. subsidiaries. In general, should these earnings be distributed, a portion would be treated as dividends under U.S. tax law and thus subject to U.S. federal corporate income tax at the statutory rate of 35 percent, but would generate offsetting foreign tax credits.
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
We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2014. We do not expect the resolution of tax matters for open years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on December 31, 2015, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. ACCOUNTS RECEIVABLE
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contract milestones. Accounts receivable consisted of the following:

December 31	2015	2014
Non-U.S. government	$2,144	$2,529
U.S. government	683	822
Commercial	619	699
Total accounts receivable	$3,446	$4,050
Receivables from non-U.S. government customers include amounts related to long-term production programs for the Spanish Ministry of Defence of $2 billion on December 31, 2015. A different ministry, the Spanish Ministry of Industry, has funded work on these programs in advance of costs incurred by the company. The cash advances are reported on the Consolidated Balance Sheets in current customer advances and deposits and will be repaid to the Ministry of Industry as we collect on the outstanding receivables from the Ministry of Defence. The net amount for these programs on December 31, 2015, is an advance payment of $109. With respect to our other receivables, we expect to collect substantially all of the December 31, 2015, balance during 2016.

G. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts less associated advances and progress payments. These amounts have been inventoried until the customer is billed, generally in accordance with the agreed-upon billing terms or upon shipment of products or rendering of services. Contracts in process consisted of the following:

December 31	2015	2014
Contract costs and estimated profits	$20,742	$18,691
Other contract costs	965	1,064
	21,707	19,755
Advances and progress payments	(17,350)	(15,164)
Total contracts in process	$4,357	$4,591
Contract costs primarily include labor, material, overhead and, when appropriate, G&A expenses. The amount of G&A costs remaining in contracts in process on December 31, 2015 and 2014, were $211 and $176, respectively.
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
Excluding our other contract costs, we expect to bill all but approximately 15 percent of our year-end 2015 contracts-in-process balance in the normal course of business during 2016. Of the amount not expected to be billed in 2016, approximately $150 relates to a single contract, the Canadian Maritime Helicopter Project (MHP). This MHP-related balance declined by approximately $70 during 2015.

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
Inventories consisted of the following:

December 31	2015	2014
Work in process	$1,889	$1,828
Raw materials	1,376	1,290
Finished goods	28	28
Pre-owned aircraft	73	75
Total inventories	$3,366	$3,221

I. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. The major classes of PP&E were as follows:

December 31	2015	2014
Machinery and equipment	$4,394	$4,182
Buildings and improvements	2,666	2,518
Land and improvements	328	331
Construction in process	288	261
Total PP&E	7,676	7,292
Accumulated depreciation	(4,210)	(3,963)
PP&E, net	$3,466	$3,329
We depreciate most of our assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods of up to 50 years. Machinery and equipment are depreciated over periods of up to 30 years. Our government customers provide certain facilities and equipment for our use that are not included above.

J. DEBT
Debt consisted of the following:

December 31		2015	2014
Fixed-rate notes due:	Interest Rate
January 2015	1.375%	$—	$500
July 2016	2.250%	500	500
November 2017	1.000%	900	900
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
November 2042	3.600%	500	500
Other	Various	25	25
Total debt - principal		3,425	3,925
Less unamortized debt issuance costs and discounts		26	32
Total debt		3,399	3,893
Less current portion		501	501
Long-term debt		$2,898	$3,392
Interest payments associated with our debt were $90 in 2015 and $94 in 2014 and 2013.
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
In 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. See Note A for further discussion of ASU 2015-03. We elected to early adopt ASU 2015-03, and in accordance with the transition requirements, have applied the new guidance retrospectively, resulting in the reclassification of $18 of unamortized debt issuance costs from other assets to long-term debt on December 31, 2014. The reclassified amount was included in the $32 of unamortized debt issuance costs and discounts on December 31, 2014, in the table above.
The aggregate amounts of scheduled principal maturities of our debt for the next five years are as follows:

Year Ended December 31
2016	$501
2017	903
2018	1
2019	1
2020	1
Thereafter	2,018
Total debt - principal	$3,425
$500 of fixed-rate notes mature in July 2016. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation.

On December 31, 2015, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities for general corporate purposes and working capital needs. These credit facilities include a $1 billion multi-year facility expiring in July 2018 and a $1 billion multi-year facility expiring in November 2020. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. In addition, we have approximately $115 in committed bank credit facilities to provide backup liquidity to our European businesses. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on December 31, 2015.

K. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

December 31	2015	2014
Deferred income taxes	$829	$729
Fair value of cash flow hedges	780	292
Salaries and wages	648	718
Workers’ compensation	369	420
Retirement benefits	304	309
Other (a)	1,376	1,390
Total other current liabilities	$4,306	$3,858

Retirement benefits	$4,251	$4,596
Customer deposits on commercial contracts	506	617
Deferred income taxes	75	82
Other (b)	1,084	1,070
Total other liabilities	$5,916	$6,365
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace group, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers’ compensation and liabilities of discontinued operations.
The increase in the fair value of our cash flow hedge liabilities from December 31, 2014, to December 31, 2015, largely corresponds to the unrecognized losses on cash flow hedges deferred in AOCL. These losses will be deferred in AOCL until the underlying transaction is reflected in earnings, at which time we believe the losses will be offset by corresponding gains in the remeasurement of the underlying transactions being hedged.

L. SHAREHOLDERS’ EQUITY
Authorized Stock. Our authorized capital stock consists of 500 million shares of $1 per share par value common stock and 50 million shares of $1 per share par value preferred stock. The preferred stock is issuable in series, with the rights, preferences and limitations of each series to be determined by our board of directors.

Shares Issued and Outstanding. On December 31, 2015, we had 481,880,634 shares of common stock issued and 312,987,277 shares of common stock outstanding, including unvested restricted stock of 1,391,275 shares. On December 31, 2014, we had 481,880,634 shares of common stock issued and 332,164,097 shares of common stock outstanding. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2015 and 2014 resulted from shares repurchased in the open market and share activity under our equity compensation plans (see Note O for further discussion).
Share Repurchases. Our board of directors authorizes management’s repurchase of shares of common stock on the open market from time to time. In 2015, the board of directors authorized management to repurchase an aggregate of 30 million shares. Accordingly, we repurchased 22.8 million of our outstanding shares for $3.2 billion in 2015. On December 31, 2015, 9.6 million shares remained authorized by our board of directors for repurchase, approximately 3 percent of our total shares outstanding. We repurchased 29 million shares for a total of $3.4 billion in 2014 and 9.4 million shares for a total of $740 in 2013.
Dividends per Share. Dividends declared per share were $2.76 in 2015, $2.48 in 2014 and $2.24 in 2013. Cash dividends paid were $873 in 2015, $822 in 2014 and $591 in 2013. We did not pay any dividends in the first three months of 2013 because we accelerated our first-quarter dividend payment to December 2012.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of AOCL consisted of the following:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2012	$6	$7	$1,092	$(3,880)	$(2,775)
Other comprehensive income, pretax	3	12	(118)	2,595	2,492
Provision for income tax, net	—	4	—	898	902
Other comprehensive income, net of tax	3	8	(118)	1,697	1,590
December 31, 2013	9	15	974	(2,183)	(1,185)
Other comprehensive loss, pretax	(279)	10	(436)	(1,745)	(2,450)
Benefit for income tax, net	(97)	3	(3)	(606)	(703)
Other comprehensive loss, net of tax	(182)	7	(433)	(1,139)	(1,747)
December 31, 2014	(173)	22	541	(3,322)	(2,932)
Other comprehensive loss, pretax	(394)	(2)	(374)	500	(270)
Provision for income tax, net	(80)	—	(11)	175	84
Other comprehensive loss, net of tax	(314)	(2)	(363)	325	(354)
December 31, 2015	$(487)	$20	$178	$(2,997)	$(3,286)
Amounts reclassified out of AOCL related primarily to changes in retirement plans' funded status and consisted of pretax recognized net actuarial losses of $423 in 2015 and $329 in 2014. This was offset partially by pretax amortization of prior service credit of $72 in 2015 and $69 in 2014. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note P for additional details.

M. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We do not use derivatives for trading or speculative purposes.
Foreign Currency Risk and Hedging Activities. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Otherwise, we enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts, designed to offset and minimize our risk. The three-year average maturity of these instruments generally matches the duration of the activities that are at risk.
We had $7.2 billion in notional forward exchange contracts outstanding on December 31, 2015, and $9.1 billion on December 31, 2014. We recognize derivative financial instruments on the Consolidated Balance Sheets at fair value (see Note D).
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
Net gains and losses recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations in any of the past three years. Net gains and losses reclassified to earnings from OCL were not material to our results of operations in any of the past three years, and we do not expect the amount of these gains and losses that will be reclassified to earnings in 2016 to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2015 or 2014.
Interest Rate Risk. Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. However, the risk associated with these instruments is not material.
Commodity Price Risk. We are subject to rising labor and commodity price risk, primarily on long-term fixed-price contracts. To the extent possible, we include terms in our contracts that are designed to protect us from these risks. Some of the protective terms included in our contracts are considered derivatives but are not accounted for separately because they are clearly and closely related to the host contract. We have not entered into any material commodity hedging contracts but may do so as circumstances warrant. We do not believe that changes in labor or commodity prices will have a material impact on our results of operations or cash flows.
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2015, we held $2.8 billion in cash and equivalents, but held no marketable securities.

Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. Although negative, the impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations in any of the past three years. The impact in 2015 was most pronounced in our Combat Systems group. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in each of the past three years.

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
Minimum Lease Payments
Total expense under operating leases was $283 in 2015, $297 in 2014 and $309 in 2013. Operating leases are primarily for facilities and equipment. Future minimum lease payments are as follows:

Year Ended December 31
2016	$220
2017	179
2018	136
2019	90
2020	90
Thereafter	322
Total minimum lease payments	$1,037
Other
Government Contracts. As a government contractor, we are subject to U.S. government audits and investigations relating to our operations, including claims for fines, penalties and compensatory and treble damages. We believe the outcome of such ongoing government audits and investigations will not have a material impact on our results of operations, financial condition or cash flows.
In the performance of our contracts, we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based upon the circumstances, we periodically file requests for equitable adjustment (REAs) that are sometimes converted into claims. In some cases, these requests are disputed by our customer. We believe our outstanding modifications, REAs and other claims will be resolved without material impact to our results of operations, financial condition or cash flows.
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.1 billion on December 31, 2015. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in funded contract backlog, our Aerospace group has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new outfitted aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction.
Labor Agreements. Approximately one-fifth of the employees of our subsidiaries work under collectively-bargained terms and conditions, including 53 collective agreements that we have negotiated directly with unions and works councils. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating these labor agreements without any material disruption of operating activities. In 2016, we expect to negotiate the terms of 18 agreements covering approximately 6,400 employees. We do not expect the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.
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
The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2015	2014	2013
Beginning balance	$428	$354	$316
Warranty expense	158	146	125
Payments	(120)	(78)	(82)
Adjustments	(1)	6	(5)
Ending balance	$465	$428	$354

O. EQUITY COMPENSATION PLANS
Equity Compensation Overview. We have equity compensation plans for employees, as well as for non-employee members of our board of directors. The equity compensation plans seek to provide an effective means of attracting, retaining and motivating directors, officers and key employees, and to provide them with incentives to enhance our growth and profitability. Under the equity compensation plans, awards may be granted to officers, employees or non-employee directors in common stock, options to purchase common stock, restricted shares of common stock, participation units or any combination of these.
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
In 2015, we made several changes to the equity compensation program, including an increase in the term of the stock options from seven to ten years and a change to a three-year vesting period versus a two-year vesting period for prior option grants. Stock options now vest over three years, with 50 percent of the options vesting after two years and the remaining 50 percent vesting the following year.
Outstanding stock options granted prior to 2015 vest over two years, with 50 percent of the options vesting in one year and the remaining 50 percent vesting the following year, and expire seven years after the grant date.
Grants of restricted stock are awards of shares of common stock that vest approximately four years after the grant date. During the restriction period, recipients may not sell, transfer, pledge, assign or otherwise convey their restricted shares to another party. During this period, the recipient is entitled to vote the restricted shares and receive cash dividends on those shares.
Participation units represent obligations that have a value derived from or related to the value of our common stock. These include stock appreciation rights, phantom stock units and RSUs, and are payable in cash or common stock. In 2012, we started granting RSUs with a performance measure derived from a non-GAAP-based management metric, return on invested capital (ROIC). Depending on the company’s performance with respect to this metric, the number of RSUs earned may be less than, equal to or greater than the original number of RSUs awarded subject to a payout range. The performance period for the ROIC metric was extended from one to three years in 2015. For a definition of ROIC, see Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7.

Participation units vest approximately three years after the grant date with recipients prohibited from certain activities during the restriction period. During this period, the recipient receives dividend-equivalent units rather than cash dividends, and is not entitled to vote the participation units or the dividend-equivalent units. Participation units granted prior to 2015 vest over four years with the same conditions and limitations described above.
We issue common stock under our equity compensation plans from treasury stock. On December 31, 2015, in addition to the shares reserved for issuance upon the exercise of outstanding stock options, approximately 11 million shares have been authorized for awards that may be granted in the future.
Equity-based Compensation Expense. Equity-based compensation expense is included in G&A expenses. The following table details the components of equity-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2015	2014	2013
Stock options	$32	$38	$48
Restricted stock	40	45	30
Total equity-based compensation expense, net of tax	$72	$83	$78
Stock Options. We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards. We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2015	2014	2013
Expected volatility	20.1-24.1%	19.4-20.8%	21.6-27.3%
Weighted average expected volatility	24.0%	20.2%	23.5%
Expected term (in months)	74	43/53	43/53
Risk-free interest rate	1.7-1.9%	1.1-1.4%	0.5-1.0%
Expected dividend yield	2.0%	2.5%	3.0%
We determine the above assumptions based on the following:

•	Expected volatility is based on the historical volatility of our common stock over a period equal to the expected term of the option.

•
In 2015, expected term is based on assumptions used by a set of comparable peer companies as sufficient entity-specific information is not available. In 2014 and 2013, using historical option exercise data, we estimated different expected terms and determined a separate fair value for options granted for two employee populations.

•	Risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.

•	Expected dividend yield is based on our historical dividend yield.
The resulting weighted average fair value per stock option granted was $27.54 in 2015, $13.99 in 2014 and $8.90 in 2013. Stock option expense reduced pretax operating earnings (and on a diluted per-share basis) by $49 ($0.10) in 2015, $59 ($0.11) in 2014 and $74 ($0.14) in 2013. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note Q). On December 31, 2015, we had $46 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of two years.

A summary of stock option activity during 2015 follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2014	14,026,526	$83.40
Granted	2,125,970	136.90
Exercised	(3,620,295)	75.42
Forfeited/canceled	(356,540)	115.56
Outstanding on December 31, 2015	12,175,661	$94.17
Vested and expected to vest on December 31, 2015	12,058,610	$93.78
Exercisable on December 31, 2015	8,153,380	$79.09
Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2015, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding	4.8	$526
Vested and expected to vest	4.8	526
Exercisable	3.7	475
In the table above, intrinsic value is calculated as the excess, if any, between the market price of our stock on the last trading day of the year and the exercise price of the options. For stock options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of stock options exercised was $238 in 2015, $340 in 2014 and $154 in 2013.
Restricted Stock/Restricted Stock Units. We determine the fair value of restricted stock and RSUs as the average of the high and low market prices of our stock on the date of grant. We generally recognize compensation expense related to restricted stock and RSUs on a straight-line basis over the period during which the restriction lapses.
Compensation expense related to restricted stock and RSUs reduced pretax operating earnings (and on a diluted per-share basis) by $61 ($0.12) in 2015, $69 ($0.13) in 2014 and $46 ($0.09) in 2013. On December 31, 2015, we had $45 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted average period of 1.9 years.
A summary of restricted stock and RSU activity during 2015 follows:

	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2014	2,740,177	$78.83
Granted	708,700	136.89
Vested	(547,736)	74.69
Forfeited	(41,970)	107.03
Nonvested at December 31, 2015	2,859,171	$91.03
The total fair value of vesting shares was $76 in 2015, $47 in 2014 and $63 in 2013.

P. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits. Substantially all of our plans use a December 31 measurement date, consistent with our fiscal year.
Retirement Plan Summary Information
Defined-contribution Benefits. We provide eligible employees the opportunity to participate in defined-contribution savings plans (commonly known as 401(k) plans), which permit contributions on a before-tax and after-tax basis. Generally, salaried employees and certain hourly employees are eligible to participate in the plans. Under most plans, the employee may contribute to various investment alternatives, including investment in our common stock. In some of these plans, we match a portion of the employees’ contributions. Our contributions to these plans totaled $240 in 2015, $238 in 2014 and $204 in 2013. The defined-contribution plans held approximately 24 million and 25 million shares of our common stock, representing approximately 8 percent and 7 percent of our outstanding shares on December 31, 2015, and 2014, respectively.
Pension Benefits. We have six noncontributory and six contributory trusteed, qualified defined-benefit pension plans covering eligible government business employees, and two noncontributory and four contributory plans covering eligible commercial business employees, including some employees of our international operations. The primary factors affecting the benefits earned by participants in our pension plans are employees’ years of service and compensation levels. Our primary government pension plan, which comprises the majority of our unfunded obligation, was closed to new salaried participants on January 1, 2007. Additionally, we made changes to this plan for certain participants effective in 2014 that limit or cease the benefits that accrue for future service. We made similar changes to our primary commercial pension plan in 2015.
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
Contributions and Benefit Payments
It is our policy to fund our defined-benefit retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions considered within our capital deployment framework. Therefore, we may make discretionary contributions in addition to the required contributions determined in accordance with IRS regulations. We contributed $187 to our pension plans in 2015 and expect to contribute approximately $200 in 2016.
We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our post-retirement benefit plans. For non-funded plans, claims are paid as received. Contributions to our other post-retirement plans were not material in 2015 and are not expected to be material in 2016.

We expect the following benefits to be paid from our retirement plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2016	$566	$65
2017	589	64
2018	616	64
2019	643	64
2020	675	63
2021-2025	3,797	310
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

Our annual pension and other post-retirement benefit costs consisted of the following:

	Pension Benefits
Year Ended December 31	2015	2014	2013
Service cost	$210	$186	$298
Interest cost	529	532	492
Expected return on plan assets	(693)	(655)	(590)
Recognized net actuarial loss	417	320	409
Amortization of prior service credit	(67)	(67)	(67)
Annual benefit cost	$396	$316	$542

	Other Post-retirement Benefits
Year Ended December 31	2015	2014	2013
Service cost	$11	$12	$15
Interest cost	44	52	53
Expected return on plan assets	(32)	(31)	(29)
Recognized net actuarial loss	6	9	26
Amortization of prior service (credit) cost	(5)	(2)	7
Annual benefit cost	$24	$40	$72
The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2015	2014	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$(13,236)	$(11,013)	$(1,130)	$(1,183)
Service cost	(210)	(186)	(11)	(12)
Interest cost	(529)	(532)	(44)	(52)
Amendments	6	(1)	(10)	55
Actuarial gain (loss)	685	(2,083)	104	(30)
Settlement/curtailment/other	195	64	35	15
Benefits paid	535	515	65	77
Benefit obligation at end of year	$(12,554)	$(13,236)	$(991)	$(1,130)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$9,084	$8,476	$553	$519
Actual return on plan assets	(85)	664	13	68
Employer contributions	187	513	—	6
Settlement/curtailment/other	(54)	(65)	—	(1)
Benefits paid	(524)	(504)	(39)	(39)
Fair value of assets at end of year	$8,608	$9,084	$527	$553
Funded status at end of year	$(3,946)	$(4,152)	$(464)	$(577)

Amounts recognized on our Consolidated Balance Sheets consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2015	2014	2015	2014
Noncurrent assets	$145	$176	$—	$—
Current liabilities	(125)	(128)	(179)	(181)
Noncurrent liabilities	(3,966)	(4,200)	(285)	(396)
Net liability recognized	$(3,946)	$(4,152)	$(464)	$(577)
Amounts deferred in AOCL consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2015	2014	2015	2014
Net actuarial loss (gain)	$4,887	$5,364	$(9)	$89
Prior service credit	(258)	(320)	(25)	(38)
Total amount recognized in AOCL, pretax	$4,629	$5,044	$(34)	$51
The following is a reconciliation of the change in AOCL for our defined-benefit retirement plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2015	2014	2015	2014
Net actuarial loss (gain)	$93	$2,074	$(85)	$(7)
Prior service (credit) cost	(6)	1	10	(55)
Amortization of:
Net actuarial loss from prior years	(417)	(320)	(6)	(9)
Prior service credit	67	67	5	2
Other*	(152)	(9)	(9)	1
Change in AOCL, pretax	$(415)	$1,813	$(85)	$(68)
* Includes foreign exchange translation and curtailment adjustments.
The following table represents amounts deferred in AOCL on the Consolidated Balance Sheets on December 31, 2015, that we expect to recognize in our retirement benefit cost in 2016:

	Pension Benefits	Other Post-retirement Benefits
Net actuarial loss (gain)	$336	$(3)
Prior service credit	(68)	(6)
A pension plan’s funded status is the difference between the plan’s assets and its projected benefit obligation (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. A pension plan’s accumulated benefit obligation (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all defined-benefit pension plans was $12.2 billion and $12.8 billion on December 31, 2015 and 2014, respectively. On December 31, 2015 and 2014, some of our pension plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

December 31	2015	2014
PBO	$(12,368)	$(12,797)
ABO	(12,082)	(12,363)
Fair value of plan assets	8,360	8,578
Retirement Plan Assumptions
We calculate the plan assets and liabilities for a given year and the net periodic benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.
The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2015	2014
Pension Benefits
Discount rate	4.46%	4.10%
Rate of increase in compensation levels	3.40%	3.43%
Other Post-retirement Benefits
Discount rate	4.35%	4.03%
Healthcare cost trend rate:
Trend rate for next year	7.00%	7.00%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2024	2024
The following table summarizes the weighted average assumptions used to determine our net periodic benefit costs:

Assumptions for Year Ended December 31	2015	2014	2013
Pension Benefits
Discount rate	4.10%	4.95%	4.22%
Expected long-term rate of return on assets	8.15%	8.16%	8.14%
Rate of increase in compensation levels	3.43%	3.78%	3.79%
Other Post-retirement Benefits
Discount rate	4.03%	4.74%	3.97%
Expected long-term rate of return on assets	8.03%	8.03%	8.03%
We base the discount rate on a current yield curve developed from a portfolio of high-quality fixed-income investments with maturities consistent with the projected benefit payout period. We determine the long-term rate of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy.
Beginning in 2016, we refined the method used to determine the service and interest cost components of our net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from the yield curve. Under the refined method, known as the spot rate approach, we will use individual spot rates along the yield curve that correspond with the timing of each benefit payment. We believe this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach will decrease the service and interest components of our benefit costs slightly in 2016. There is no impact on the total benefit obligation. We will account for this change prospectively as a change in accounting estimate.

Retirement plan assumptions are based on our best judgment, including consideration of current and future market conditions. Changes in these estimates impact future pension and post-retirement benefit costs. As discussed above, we defer recognition of the cumulative benefit cost for our government plans in excess of costs allocable to contracts to provide a better matching of revenue and expenses. Therefore, the impact of annual changes in financial reporting assumptions on the cost for these plans does not affect our operating results. For our domestic pension plans that represent the majority of our total obligation, the following hypothetical changes in the discount rate and expected long-term rate of return on plan assets would have had the following impact in 2015:

	Increase 25 basis points	Decrease 25 basis points
Increase (decrease) to net pension cost from:
Change in discount rate	$(34)	$35
Change in long-term rate of return on plan assets	(19)	19
A 25-basis-point change in these assumed rates would not have had a measurable impact on the benefit cost for our other post-retirement plans in 2015. For our healthcare plans, the effect of a 1 percentage point increase or decrease in the assumed healthcare cost trend rate on the 2015 net periodic benefit cost is $6 and ($5), respectively, and the effect on the December 31, 2015, accumulated post-retirement benefit obligation is $82 and ($65), respectively.

Plan Assets
A committee of our board of directors is responsible for the strategic oversight of our defined-benefit retirement plan assets held in trust. Management develops investment policies and strategies, provides oversight of a third-party investment manager and reports to the committee on a regular basis.  An outsourced third-party investment manager makes all day-to-day investment decisions related to defined-benefit retirement plan assets in accordance with our investment policy and target allocation percentages.
Our investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. The objective of our investment policy is to generate future returns consistent with our assumed long-term rate of return used to determine our benefit obligations and net periodic benefit costs. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. At the end of 2015, our asset allocation policy ranges were:

Equities	48 - 68%
Fixed income	20 - 48%
Cash	0 - 5%
Other asset classes	0 - 16%
More than 90 percent of our pension plan assets are held in a single trust for our primary U.S. government and commercial pension plans. On December 31, 2015, the trust was invested largely in publicly traded equities and fixed-income securities, but may invest in other asset classes in the future consistent with our investment policy. Our investments in equity assets include U.S. and international securities and equity funds as well as futures contracts on U.S. equity indices. Our investments in fixed-income assets include U.S. Treasury and U.S. agency securities, corporate bonds, mortgage-backed securities, futures contracts and international securities. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.

Assets for our non-U.S. pension plans are held in trusts in the countries in which the related operations reside. Our non-U.S. operations maintain investment policies for their individual plans based on country-specific regulations. The non-U.S. plan assets are primarily invested in commingled funds comprised of equity and fixed-income securities.
We hold assets in VEBA trusts for some of our other post-retirement plans. These assets are managed by a third-party investment manager with oversight by management and are generally invested in equities, corporate bonds and equity-based mutual funds. Our asset allocation strategy for the VEBA trusts considers potential fluctuations in our post-retirement liability, the taxable nature of certain VEBA trusts, tax deduction limits on contributions and the regulatory environment.
Our retirement plan assets are reported at fair value. See Note D for a discussion of the hierarchy for determining fair value. Our Level 1 assets include investments in publicly traded equity securities and commingled funds. These securities (and the underlying investments of the funds) are actively traded and valued using quoted prices for identical securities from the market exchanges. Our Level 2 assets consist of fixed-income securities and commingled funds that are not actively traded or whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined using valuation models that use observable inputs such as interest rates, bond yields, low-volume market quotes and quoted prices for similar assets. Our plan assets that are invested in commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying investments of the fund. Our Level 3 assets include real estate and hedge funds, insurance deposit contracts and direct private equity investments.
The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2015
Cash and equivalents	$116	$12	$104	$—
Equity securities:
U.S. companies (a)	675	675	—	—
Non-U.S. companies	64	64	—	—
Private equity investments	12	—	—	12
Fixed-income securities:
Treasury securities	261	—	261	—
Corporate bonds (b)	1,986	—	1,986	—
Commingled funds:
Equity funds	4,006	—	4,006	—
Fixed-income funds	560	—	560	—
Real estate funds	380	—	—	380
Hedge funds	445	—	—	445
Other investments:
Insurance deposit agreements	103	—	—	103
Total pension plan assets	$8,608	$751	$6,917	$940

(a)	No single equity holding amounted to more than 1 percent of the total fair value.

(b)	Our corporate bond investments had an average rating of BBB+.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2014
Cash and equivalents	$94	$15	$79	$—
Equity securities:
U.S. companies (a)	775	775	—	—
Non-U.S. companies	90	90	—	—
Private equity investments	9	—	—	9
Fixed-income securities:
Treasury securities	292	—	292	—
Corporate bonds (b)	2,188	—	2,188	—
Commingled funds:
Equity funds	4,272	—	4,272	—
Fixed-income funds	606	—	606	—
Real estate funds	139	—	—	139
Commodity funds	6	—	6	—
Hedge funds	510	—	—	510
Other investments:
Insurance deposit agreements	103	—	—	103
Total pension plan assets	$9,084	$880	$7,443	$761

(a)	No single equity holding amounted to more than 1 percent of the total fair value.

(b)	Our corporate bond investments had an average rating of A-.
The fair value of our other post-retirement plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2015
Cash and equivalents	$79	$—	$79	$—
Equity securities	77	77	—	—
Fixed-income securities	21	—	21	—
Commingled funds:
Equity funds	246	—	246	—
Fixed-income funds	99	—	99	—
Real estate funds	3	2	—	1
Hedge funds	2	—	—	2
Total other post-retirement plan assets	$527	$79	$445	$3

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2014
Cash and equivalents	$3	$—	$3	$—
Equity securities	164	164	—	—
Fixed-income securities	10	—	10	—
Commingled funds:
Equity funds	314	5	309	—
Fixed-income funds	57	6	51	—
Real estate funds	3	3	—	—
Hedge funds	2	—	—	2
Total other post-retirement plan assets	$553	$178	$373	$2
Changes in our Level 3 retirement plan assets during 2015 and 2014 were as follows:

	Private Equity Investments	Real Estate Funds	Hedge Funds	Insurance Deposits Agreements	Total Level 3 Assets
December 31, 2013	$10	$34	$473	$115	$632
Actual return on plan assets:
Unrealized gains, net	(2)	9	39	(12)	34
Purchases, sales, and settlements, net	1	96	—	—	97
December 31, 2014	9	139	512	103	763
Actual return on plan assets:
Unrealized gains, net	1	15	14	2	32
Realized gains, net	—	—	6	—	6
Purchases, sales, and settlements, net	2	227	(85)	(2)	142
December 31, 2015	$12	$381	$447	$103	$943

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

Summary financial information for each of our business groups follows:

	Revenue			Operating Earnings			Revenue from U.S. Government
Year Ended December 31	2015	2014	2013	2015	2014	2013	2015	2014	2013
Aerospace	$8,851	$8,649	$8,118	$1,706	$1,611	$1,416	$104	$99	$98
Combat Systems	5,640	5,732	5,832	882	862	908	2,583	2,970	4,057
Information Systems and Technology	8,965	9,159	10,268	903	785	795	7,856	7,985	8,572
Marine Systems	8,013	7,312	6,712	728	703	666	7,438	6,901	6,536
Corporate*	—	—	—	(41)	(72)	(96)	—	—	—
Total	$31,469	$30,852	$30,930	$4,178	$3,889	$3,689	$17,981	$17,955	$19,263

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2015	2014	2013	2015	2014	2013	2015	2014	2013
Aerospace	$8,358	$8,245	$8,005	$210	$227	$250	$147	$137	$123
Combat Systems	8,800	9,487	9,002	79	46	50	91	100	113
Information Systems and Technology	8,577	9,064	9,432	73	54	52	131	146	178
Marine Systems	2,970	3,110	3,088	166	124	83	106	106	103
Corporate*	3,292	5,431	5,946	41	70	1	7	7	8
Total	$31,997	$35,337	$35,473	$569	$521	$436	$482	$496	$525
* Corporate operating results consist primarily of stock option expense. Corporate identifiable assets are primarily cash and equivalents.
The following table presents our revenue by geographic area based on the location of our customers:

Year Ended December 31	2015	2014	2013
North America:
United States	$23,257	$23,222	$24,646
Other	1,080	1,174	959
Total North America	24,337	24,396	25,605
Europe	2,485	2,410	2,795
Asia/Pacific	1,678	1,608	1,466
Africa/Middle East	2,508	2,163	736
South America	461	275	328
Total revenue	$31,469	$30,852	$30,930
Our revenue from non-U.S. operations was $3.7 billion in 2015, $3.6 billion in 2014 and $3.3 billion in 2013. The long-lived assets associated with these operations were 5 percent of our total long-lived assets on December 31, 2015, and 6 percent on December 31, 2014.

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

R. CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

Year Ended December 31, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$27,398	$4,071	$—	$31,469
Cost of sales	(6)	22,191	3,154	—	25,339
G&A	46	1,609	297	—	1,952
Operating earnings	(40)	3,598	620	—	4,178
Interest, net	(89)	(1)	7	—	(83)
Other, net	4	2	1	—	7
Earnings before income tax	(125)	3,599	628	—	4,102
Provision for income tax, net	(151)	1,154	134	—	1,137
Equity in net earnings of subsidiaries	2,939	—	—	(2,939)	—
Net earnings	$2,965	$2,445	$494	$(2,939)	$2,965
Comprehensive income	$2,611	$2,653	$(178)	$(2,475)	$2,611

Year Ended December 31, 2014
Revenue	$—	$26,819	$4,033	$—	$30,852
Cost of sales	9	21,792	3,178	—	24,979
G&A	62	1,633	289	—	1,984
Operating earnings	(71)	3,394	566	—	3,889
Interest, net	(93)	—	7	—	(86)
Other, net	—	(2)	1	—	(1)
Earnings before income tax	(164)	3,392	574	—	3,802
Provision for income tax, net	(54)	1,099	84	—	1,129
Discontinued operations, net of tax	(140)	—	—	—	(140)
Equity in net earnings of subsidiaries	2,783	—	—	(2,783)	—
Net earnings	$2,533	$2,293	$490	$(2,783)	$2,533
Comprehensive income	$786	$2,147	$(125)	$(2,022)	$786

Year Ended December 31, 2013
Revenue	$—	$27,272	$3,658	$—	$30,930
Cost of sales	20	22,175	3,007	—	25,202
G&A	74	1,664	301	—	2,039
Operating earnings	(94)	3,433	350	—	3,689
Interest, net	(93)	1	6	—	(86)
Other, net	1	6	1	—	8
Earnings before income tax	(186)	3,440	357	—	3,611
Provision for income tax, net	(51)	1,058	118	—	1,125
Discontinued operations, net of tax	(129)	—	—	—	(129)
Equity in net earnings of subsidiaries	2,621	—	—	(2,621)	—
Net earnings	$2,357	$2,382	$239	$(2,621)	$2,357
Comprehensive income	$3,947	$2,820	$196	$(3,016)	$3,947

R. CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,732	$—	$1,053	$—	$2,785
Accounts receivable	—	1,181	2,265	—	3,446
Contracts in process	514	2,795	1,048	—	4,357
Inventories
Work in process	—	1,882	7	—	1,889
Raw materials	—	1,344	32	—	1,376
Finished goods	—	23	5	—	28
Pre-owned aircraft	—	73	—	—	73
Other current assets	140	213	264	—	617
Total current assets	2,386	7,511	4,674	—	14,571
Noncurrent assets:
Property, plant and equipment	189	6,386	1,101	—	7,676
Accumulated depreciation of PP&E	(59)	(3,462)	(689)	—	(4,210)
Intangible assets	—	1,445	909	—	2,354
Accumulated amortization of intangible assets	—	(1,122)	(469)	—	(1,591)
Goodwill	—	8,040	3,403	—	11,443
Other assets	1,379	207	168	—	1,754
Investment in subsidiaries	40,062	—	—	(40,062)	—
Total noncurrent assets	41,571	11,494	4,423	(40,062)	17,426
Total assets	$43,957	$19,005	$9,097	$(40,062)	$31,997
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,038	2,636	—	5,674
Other current liabilities	1,331	3,309	1,630	—	6,270
Total current liabilities	1,831	6,348	4,266	—	12,445
Noncurrent liabilities:
Long-term debt	2,874	24	—	—	2,898
Other liabilities	3,417	2,021	478	—	5,916
Total noncurrent liabilities	6,291	2,045	478	—	8,814
Intercompany	25,097	(23,816)	(1,281)	—	—
Shareholders’ equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders’ equity	10,256	34,422	3,280	(37,702)	10,256
Total shareholders’ equity	10,738	34,428	5,634	(40,062)	10,738
Total liabilities and shareholders’ equity	$43,957	$19,005	$9,097	$(40,062)	$31,997

R. CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2014	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$2,536	$—	$1,852	$—	$4,388
Accounts receivable	—	1,379	2,671	—	4,050
Contracts in process	542	2,966	1,083	—	4,591
Inventories
Work in process	—	1,818	10	—	1,828
Raw materials	—	1,260	30	—	1,290
Finished goods	—	20	8	—	28
Pre-owned aircraft	—	75	—	—	75
Other current assets	781	215	161	—	1,157
Total current assets	3,859	7,733	5,815	—	17,407
Noncurrent assets:
Property, plant and equipment	148	6,035	1,109	—	7,292
Accumulated depreciation of PP&E	(52)	(3,246)	(665)	—	(3,963)
Intangible assets	—	1,484	914	—	2,398
Accumulated amortization of intangible assets	—	(1,042)	(444)	—	(1,486)
Goodwill	—	8,095	3,636	—	11,731
Other assets	1,461	213	284	—	1,958
Investment in subsidiaries	37,449	—	—	(37,449)	—
Total noncurrent assets	39,006	11,539	4,834	(37,449)	17,930
Total assets	$42,865	$19,272	$10,649	$(37,449)	$35,337
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,529	3,806	—	7,335
Other current liabilities	1,298	3,511	1,106	—	5,915
Total current liabilities	1,798	7,041	4,912	—	13,751
Noncurrent liabilities:
Long-term debt	3,368	24	—	—	3,392
Other liabilities	3,514	2,369	482	—	6,365
Total noncurrent liabilities	6,882	2,393	482	—	9,757
Intercompany	22,356	(22,557)	201	—	—
Shareholders’ equity:
Common stock	482	6	2,043	(2,049)	482
Other shareholders’ equity	11,347	32,389	3,011	(35,400)	11,347
Total shareholders’ equity	11,829	32,395	5,054	(37,449)	11,829
Total liabilities and shareholders’ equity	$42,865	$19,272	$10,649	$(37,449)	$35,337

R. CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$(58)	$2,202	$355	$—	$2,499
Cash flows from investing activities:
Capital expenditures	(42)	(475)	(52)	—	(569)
Maturities of held-to-maturity securities	500	—	—	—	500
Proceeds from sales of assets	162	129	—	—	291
Other, net	4	(26)	—	—	(22)
Net cash provided by investing activities	624	(372)	(52)	—	200
Cash flows from financing activities:
Purchases of common stock	(3,233)	—	—	—	(3,233)
Dividends paid	(873)	—	—	—	(873)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Proceeds from stock option exercises	268	—	—	—	268
Other, net	77	2	—	—	79
Net cash used by financing activities	(4,261)	2	—	—	(4,259)
Net cash used by discontinued operations	(43)	—	—	—	(43)
Cash sweep/funding by parent	2,934	(1,832)	(1,102)	—	—
Net decrease in cash and equivalents	(804)	—	(799)	—	(1,603)
Cash and equivalents at beginning of year	2,536	—	1,852	—	4,388
Cash and equivalents at end of year	$1,732	$—	$1,053	$—	$2,785

Year Ended December 31, 2014
Net cash provided by operating activities*	$(296)	$2,798	$1,226	$—	$3,728
Cash flows from investing activities:
Capital expenditures	(71)	(409)	(41)	—	(521)
Purchases of held-to-maturity securities	(500)	—	—	—	(500)
Other, net	3	(74)	(10)	—	(81)
Net cash used by investing activities	(568)	(483)	(51)	—	(1,102)
Cash flows from financing activities:
Purchases of common stock	(3,382)	—	—	—	(3,382)
Dividends paid	(822)	—	—	—	(822)
Proceeds from stock option exercises	547	—	—	—	547
Other, net	83	(1)	—	—	82
Net cash used by financing activities	(3,574)	(1)	—	—	(3,575)
Net cash provided by discontinued operations	36	—	—	—	36
Cash sweep/funding by parent	2,759	(2,314)	(445)	—	—
Net decrease in cash and equivalents	(1,643)	—	730	—	(913)
Cash and equivalents at beginning of year	4,179	—	1,122	—	5,301
Cash and equivalents at end of year	$2,536	$—	$1,852	$—	$4,388
* Continuing operations only.

R. CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2013	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$(454)	$2,810	$755	$—	$3,111
Cash flows from investing activities:
Capital expenditures	(1)	(381)	(54)	—	(436)
Other, net	3	59	11	—	73
Net cash used by investing activities	2	(322)	(43)	—	(363)
Cash flows from financing activities:
Purchases of common stock	(740)	—	—	—	(740)
Dividends paid	(591)	—	—	—	(591)
Proceeds from stock option exercises	583	—	—	—	583
Other, net	23	—	—	—	23
Net cash used by financing activities	(725)	—	—	—	(725)
Net cash used by discontinued operations	(18)	—	—	—	(18)
Cash sweep/funding by parent	3,074	(2,488)	(586)	—	—
Net increase in cash and equivalents	1,879	—	126	—	2,005
Cash and equivalents at beginning of year	2,300	—	996	—	3,296
Cash and equivalents at end of year	$4,179	$—	$1,122	$—	$5,301
* Continuing operations only.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of General Dynamics Corporation:
We have audited the accompanying Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2015. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.
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
In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of General Dynamics Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), General Dynamics Corporation’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 8, 2016, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

McLean, Virginia
February 8, 2016

SUPPLEMENTARY DATA
(UNAUDITED)

(Dollars in millions, except per-share amounts)	2014				2015
	1Q	2Q (a)	3Q	4Q (b)	1Q	2Q	3Q	4Q
Revenue	$7,265	$7,474	$7,751	$8,362	$7,784	$7,882	$7,994	$7,809
Operating earnings	874	949	999	1,067	1,027	1,081	1,034	1,036
Earnings from continuing operations	596	646	694	737	716	752	733	764
Discontinued operations	(1)	(105)	2	(36)	—	—	—	—
Net earnings	$595	$541	$696	$701	$716	$752	$733	$764
Earnings per share - basic (c):
Continuing operations	$1.74	$1.92	$2.09	$2.23	$2.18	$2.31	$2.31	$2.44
Discontinued operations	—	(0.31)	0.01	(0.11)	—	—	—	—
Net earnings	$1.74	$1.61	$2.10	$2.12	$2.18	$2.31	$2.31	$2.44
Earnings per share - diluted (c):
Continuing operations	$1.71	$1.88	$2.05	$2.19	$2.14	$2.27	$2.28	$2.40
Discontinued operations	—	(0.30)	0.01	(0.10)	—	—	—	—
Net earnings	$1.71	$1.58	$2.06	$2.09	$2.14	$2.27	$2.28	$2.40
Market price range:
High	$113.57	$121.68	$130.17	$146.13	$142.55	$147.03	$153.76	$152.51
Low	93.85	104.22	114.04	114.73	131.33	130.91	132.02	136.08
Dividends declared	$0.62	$0.62	$0.62	$0.62	$0.69	$0.69	$0.69	$0.69
Quarterly data are based on a 13-week period. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year.
(a)Second-quarter 2014 includes $105 loss, net of tax, in discontinued operations primarily to write down the net assets of our held-for-sale axle business to their estimated fair value.
(b)Fourth-quarter 2014 includes $36 loss, net of tax, in discontinued operations primarily to record an additional loss on the sale of the axle business completed in January 2015.
(c)The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015 (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on December 31, 2015, our disclosure controls and procedures were effective.
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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of General Dynamics Corporation:
We have audited General Dynamics Corporation’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). General Dynamics Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, General Dynamics Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of General Dynamics Corporation and subsidiaries as of December 31, 2015 and 2014, and the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2015, and our report dated February 8, 2016, expressed an unqualified opinion on those Consolidated Financial Statements.

McLean, Virginia
February 8, 2016

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no significant changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be set forth herein, except for the information included under Executive Officers of the Company in Part I, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Our Culture of Ethics,” “Audit Committee Report” and “Other Information – Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our 2016 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS
1. Consolidated Financial Statements

Consolidated Statements of Earnings
Consolidated Statements of Comprehensive Income
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Shareholders’ Equity
Notes to Consolidated Financial Statements (A to R)

2. Exhibits

See Index on pages 100 through 102 of this Annual Report on Form 10-K for the year ended December 31, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
Kimberly A. Kuryea
Vice President and Controller

Dated: February 8, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below on February 8, 2016, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Chairman, Chief Executive Officer and Director
Phebe N. Novakovic	(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
Jason W. Aiken	(Principal Financial Officer)

Vice President and Controller
Kimberly A. Kuryea	(Principal Accounting Officer)

*
Mary T. Barra	Director

*
Nicholas D. Chabraja	Director

*
James S. Crown	Director

*
Rudy F. deLeon	Director

*
William P. Fricks	Director

*
John M. Keane	Director

*
Lester L. Lyles	Director

*
Mark M. Malcolm	Director

*
James N. Mattis	Director

*
William A. Osborn	Director

*
Laura J. Schumacher	Director

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

3.2
Amended and Restated Bylaws of General Dynamics Corporation (as amended effective December 2, 2015) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission December 3, 2015)

4.1
Indenture dated as of August 27, 2001, among the company, the Guarantors (as defined therein) and The Bank of New York, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-4, filed with the Commission January 18, 2002)

4.2
Sixth Supplemental Indenture dated as of July 12, 2011, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission July 12, 2011)

4.3
Seventh Supplemental Indenture dated as of November 6, 2012, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission November 6, 2012)

4.4
Indenture dated as of March 24, 2015, among the company, the Guarantors (as defined therein) and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-3, filed with the Commission March 24, 2015)

10.1*
General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-159038) filed with the Commission May 7, 2009)

10.2*
Form of Incentive Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.3*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2009 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 5, 2009, filed with the Commission August 4, 2009)

10.4*
General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-181124) filed with the Commission May 3, 2012)

10.5*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.6*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 30, 2014, filed with the Commission April 23, 2014)

10.7*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 4, 2015, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 5, 2015, filed with the Commission April 29, 2015)

10.8*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.9*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 30, 2014, filed with the Commission April 23, 2014)

10.10*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics 2012 Equity Compensation Plan (for grants beginning March 4, 2015, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 5, 2015, filed with the Commission April 29, 2015)

10.11*
Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.12*
Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics 2012 Equity Compensation Plan (for grants beginning March 4, 2015) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 5, 2015, filed with the Commission April 29, 2015)

10.13*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.14*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 30, 2014, filed with the Commission April 23, 2014)

10.15*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics 2012 Equity Compensation Plan (for grants beginning March 4, 2015, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 5, 2015, filed with the Commission April 29, 2015)

10.16*	Successor Retirement Plan for Directors (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2003, filed with the Commission March 5, 2004)

10.17*
General Dynamics Corporation Supplemental Savings Plan, amended and restated effective as of January 1, 2014 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2013, filed with the Commission on February 7, 2014)

10.18*
Amendment to General Dynamics Corporation Supplemental Savings Plan, effective January 5, 2015 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Commission on February 9, 2015)

10.19*
Form of Severance Protection Agreement entered into by substantially all executive officers elected prior to April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2008, filed with the Commission February 20, 2009)

10.20*
Form of Severance Protection Agreement entered into by substantially all executive officers elected on or after April 23, 2009 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2009, filed with the Commission February 19, 2010)

10.21*
General Dynamics Corporation Supplemental Retirement Plan, restated effective January 1, 2010 (incorporating amendments through March 31, 2011) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarterly period ended April 3, 2011, filed with the Commission May 3, 2011)

10.22*
Amendment to General Dynamics Corporation Supplemental Retirement Plan, effective January 5, 2015 (incorporated herein by reference from the company’s annual report on Form 10-K for the year ended December 31, 2014, filed with the Commission on February 9, 2015)

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