Form 10-Q
period 2016-04-03
GENERAL DYNAMICS CORP
filed 2016-04-27
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
305,646,967 shares of the registrant’s common stock, $1 par value per share, were outstanding on April 3, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 3, 2016	April 5, 2015
Revenue:
Products	$4,864	$4,932
Services	2,860	2,852
	7,724	7,784
Operating costs and expenses:
Products	3,784	3,819
Services	2,427	2,435
General and administrative (G&A)	460	503
	6,671	6,757
Operating earnings	1,053	1,027
Interest, net	(22)	(21)
Other, net	10	3
Earnings from continuing operations before income tax	1,041	1,009
Provision for income tax, net	311	293
Earnings from continuing operations	730	716
Discontinued operations	(13)	—
Net earnings	$717	$716

Earnings per share
Basic:
Continuing operations	$2.37	$2.18
Discontinued operations	(0.04)	—
Net earnings	$2.33	$2.18
Diluted:
Continuing operations	$2.34	$2.14
Discontinued operations	(0.04)	—
Net earnings	$2.30	$2.14
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 3, 2016	April 5, 2015
Net earnings	$717	$716
Gains (losses) on cash flow hedges	182	(383)
Unrealized (losses) gains on securities	(9)	2
Foreign currency translation adjustments	181	(104)
Change in retirement plans' funded status	60	97
Other comprehensive income (loss), pretax	414	(388)
Provision (benefit) for income tax, net	69	(104)
Other comprehensive income (loss), net of tax	345	(284)
Comprehensive income	$1,062	$432
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in millions)	April 3, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$1,907	$2,785
Accounts receivable	3,654	3,446
Contracts in process	4,705	4,357
Inventories	3,504	3,366
Other current assets	418	617
Total current assets	14,188	14,571
Noncurrent assets:
Property, plant and equipment, net	3,477	3,466
Intangible assets, net	759	763
Goodwill	11,595	11,443
Other assets	1,683	1,754
Total noncurrent assets	17,514	17,426
Total assets	$31,702	$31,997
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$501	$501
Accounts payable	2,150	1,964
Customer advances and deposits	5,560	5,674
Other current liabilities	4,212	4,306
Total current liabilities	12,423	12,445
Noncurrent liabilities:
Long-term debt	2,899	2,898
Other liabilities	5,798	5,916
Commitments and contingencies (See Note L)
Total noncurrent liabilities	8,697	8,814
Shareholders' equity:
Common stock	482	482
Surplus	2,740	2,730
Retained earnings	23,687	23,204
Treasury stock	(13,386)	(12,392)
Accumulated other comprehensive loss	(2,941)	(3,286)
Total shareholders' equity	10,582	10,738
Total liabilities and shareholders' equity	$31,702	$31,997
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 3, 2016	April 5, 2015
Cash flows from operating activities - continuing operations:
Net earnings	$717	$716
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	90	94
Amortization of intangible assets	27	30
Equity-based compensation expense	27	40
Excess tax benefit from equity-based compensation	(15)	(30)
Deferred income tax provision	20	(8)
Discontinued operations	13	—
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(195)	388
Contracts in process	(337)	152
Inventories	(133)	(183)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	179	210
Customer advances and deposits	(209)	(871)
Income taxes payable	268	251
Other current liabilities	(70)	(38)
Other, net	57	(6)
Net cash provided by operating activities	439	745
Cash flows from investing activities:
Capital expenditures	(65)	(98)
Maturities of held-to-maturity securities	—	500
Other, net	(53)	94
Net cash (used) provided by investing activities	(118)	496
Cash flows from financing activities:
Purchases of common stock	(1,026)	(620)
Dividends paid	(215)	(206)
Proceeds from stock option exercises	33	87
Repayment of fixed-rate notes	—	(500)
Other, net	15	30
Net cash used by financing activities	(1,193)	(1,209)
Net cash used by discontinued operations	(6)	(8)
Net (decrease) increase in cash and equivalents	(878)	24
Cash and equivalents at beginning of period	2,785	4,388
Cash and equivalents at end of period	$1,907	$4,412
Supplemental cash flow information:
Cash payments for:
Income taxes	$21	$53
Interest	$16	$19
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2015	$482	$2,730	$23,204	$(12,392)	$(3,286)	$10,738
Net earnings	—	—	717	—	—	717
Cash dividends declared	—	—	(234)	—	—	(234)
Equity-based awards	—	10	—	45	—	55
Shares purchased	—	—	—	(1,039)	—	(1,039)
Other comprehensive income	—	—	—	—	345	345
April 3, 2016	$482	$2,740	$23,687	$(13,386)	$(2,941)	$10,582

December 31, 2014	$482	$2,548	$21,127	$(9,396)	$(2,932)	$11,829
Net earnings	—	—	716	—	—	716
Cash dividends declared	—	—	(228)	—	—	(228)
Equity-based awards	—	40	—	81	—	121
Shares purchased	—	—	—	(634)	—	(634)
Other comprehensive loss	—	—	—	—	(284)	(284)
April 5, 2015	$482	$2,588	$21,615	$(9,949)	$(3,216)	$11,520
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended April 3, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 3, 2016, and April 5, 2015.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
We review and update our contract-related estimates regularly. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net impact of revisions in contract estimates on our operating earnings (and on a diluted per-share basis) totaled favorable changes of $104 ($0.22) and $63 ($0.12) for the three-month periods ended April 3, 2016, and April 5, 2015, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first quarter of 2016 or 2015.
In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several updates have been issued or proposed since the issuance of ASU 2014-09. These updates are intended to promote a more consistent interpretation and application of the principles outlined in the standard. Once these updates are issued by the FASB in 2016, the standard will be final.
ASU 2014-09 is effective in the first quarter of 2018 for public companies. However, entities can elect to adopt one year earlier in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative-effect transition method.
We are utilizing a bottom-up approach to analyze the standard’s impact on our contract portfolio, taking a fresh look at historical accounting policies and practices and identifying potential differences from applying the requirements of the new standard to our contracts. While this assessment continues, we have not yet selected a transition date or method nor have we completed our determination of the effect of the standard on our Consolidated Financial Statements. We expect this determination will near completion in the second half of 2016. Because the new standard will impact our business processes, systems and controls, we have developed a comprehensive change management project plan to guide the implementation.
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
New Accounting Standards.  There are several new accounting standards that have been issued by the FASB, but are not yet effective. The standards described below were issued by the FASB in 2016 and should be read in conjunction with the New Accounting Standards issued prior to 2016 that are included in our Annual Report on From 10-K for the year ended December 31, 2015.

•
ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. We have not yet determined the effect of the ASU on our Consolidated Financial Statements nor have we selected a transition date.

•
ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 impacts several aspects of the accounting for share-based payment transactions, including classification of certain items on the Consolidated Statement of Cash Flows and accounting for income taxes. Specifically, the ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Earnings, introducing a new element of volatility to the provision for income taxes. ASU 2016-09 is effective on January 1, 2017, with early adoption permitted. The transition method varies for each of the areas in the ASU. We have not yet determined the effect of the ASU on our Consolidated Financial Statements nor have we selected a transition date.

Other ASUs issued by the FASB in 2016 but not yet effective are not expected to have a material effect on our Consolidated Financial Statements.

B. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
Acquisitions and Divestitures
In the first quarter of 2016, we acquired an aircraft management and charter services provider in our Aerospace group and a manufacturer of unmanned underwater vehicles (UUVs) in our Information Systems and Technology group. These amounts are included in other investing activities in the unaudited Consolidated Statement of Cash Flows. We did not acquire any businesses in 2015.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
In 2015, we completed the sale of our axle business in the Combat Systems group and a commercial cyber security business in our Information Systems and Technology group. In the first quarter of 2016, we recognized a final adjustment to the loss on the sale of the axle business of $13 in discontinued operations.
Goodwill
The changes in the carrying amount of goodwill by reporting unit for the three months ended April 3, 2016, were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2015 (a)	$2,542	$2,591	$6,021	$289	$11,443
Acquisitions (b)	17	—	—	—	17
Other (c)	68	57	10	—	135
April 3, 2016	$2,627	$2,648	$6,031	$289	$11,595
(a)Goodwill on December 31, 2015, in the Information Systems and Technology reporting unit is net of $2 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	April 3, 2016			December 31, 2015
Contract and program intangible assets (b)	$1,634	$(1,236)	$398	$1,626	$(1,214)	$412
Trade names and trademarks	472	(134)	338	455	(127)	328
Technology and software	120	(97)	23	119	(96)	23
Other intangible assets	154	(154)	—	154	(154)	—
Total intangible assets	$2,380	$(1,621)	$759	$2,354	$(1,591)	$763

(a)	Change in gross carrying amounts consists primarily of adjustments for foreign currency translation and acquired intangible assets.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense was $27 and $30 for the three-month periods ended April 3, 2016, and April 5, 2015, respectively.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased throughout 2016 and 2015 due to share repurchases. See Note J for additional details of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 3, 2016	April 5, 2015
Basic weighted average shares outstanding	307,928	329,154
Dilutive effect of stock options and restricted stock/RSUs*	4,418	5,528
Diluted weighted average shares outstanding	312,346	334,682
* Excludes outstanding options to purchase shares of common stock because these options had exercise prices in excess of the average market price of our common stock during the period and therefore the effect of including these options would be antidilutive. These options totaled 2,948 and 722 for the three-month periods ended April 3, 2016, and April 5, 2015, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on April 3, 2016, or December 31, 2015.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and accounts payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on April 3, 2016, and December 31, 2015, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
Financial Assets (Liabilities) (a)	April 3, 2016
Available-for-sale securities	$186	$186	$93	$93
Derivatives	(485)	(485)	—	(485)
Long-term debt, including current portion	(3,426)	(3,475)	—	(3,475)

	December 31, 2015
Available-for-sale securities	186	186	124	62
Derivatives	(673)	(673)	—	(673)
Long-term debt, including current portion	(3,425)	(3,381)	—	(3,381)
(a)We had no Level 3 financial instruments on April 3, 2016, or December 31, 2015.
(b)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.

E. INCOME TAXES
Net Deferred Tax Asset. Our net deferred tax asset was included on the Consolidated Balance Sheets in other assets and liabilities as follows:

	April 3, 2016	December 31, 2015
Current deferred tax asset	$11	$3
Current deferred tax liability	(819)	(829)
Noncurrent deferred tax asset	1,177	1,272
Noncurrent deferred tax liability	(84)	(75)
Net deferred tax asset	$285	$371
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on April 3, 2016, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts less associated advances and progress payments. These amounts have been inventoried until the customer is billed, generally in accordance with the agreed-upon billing terms or upon shipment of products or rendering of services. Contracts in process consisted of the following:

	April 3, 2016	December 31, 2015
Contract costs and estimated profits	$24,969	$20,742
Other contract costs	907	965
	25,876	21,707
Advances and progress payments	(21,171)	(17,350)
Total contracts in process	$4,705	$4,357
Contract costs primarily include labor, material, overhead and, when appropriate, G&A expenses. Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable.
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
Inventories consisted of the following:

	April 3, 2016	December 31, 2015
Work in process	$2,055	$1,889
Raw materials	1,346	1,376
Finished goods	32	28
Pre-owned aircraft	71	73
Total inventories	$3,504	$3,366

H. DEBT
Debt consisted of the following:

		April 3, 2016	December 31, 2015
Fixed-rate notes due:	Interest rate
July 2016	2.250%	500	500
November 2017	1.000%	900	900
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
November 2042	3.600%	500	500
Other	Various	26	25
Total debt - principal		3,426	3,425
Less unamortized debt issuance costs and discounts		26	26
Total debt		3,400	3,399
Less current portion		501	501
Long-term debt		$2,899	$2,898
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries (see Note O for condensed consolidating financial statements). We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
On April 3, 2016, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities for general corporate purposes and working capital needs. These credit facilities include a $1 billion multi-year facility expiring in July 2018 and a $1 billion multi-year facility expiring in November 2020. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Fixed-rate notes of $500 mature in July 2016. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all material covenants on April 3, 2016.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	April 3, 2016	December 31, 2015
Deferred income taxes	$819	$829
Salaries and wages	607	648
Fair value of cash flow hedges	561	780
Workers' compensation	353	369
Retirement benefits	301	304
Other (a)	1,571	1,376
Total other current liabilities	$4,212	$4,306

Retirement benefits	$4,199	$4,251
Customer deposits on commercial contracts	415	506
Deferred income taxes	84	75
Other (b)	1,100	1,084
Total other liabilities	$5,798	$5,916
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace group, liabilities of discontinued operations and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation and liabilities of discontinued operations.

J. SHAREHOLDERS' EQUITY
Share Repurchases. Our board of directors authorizes management’s repurchase of shares of common stock on the open market from time to time. On March 2, 2016, the board of directors authorized management to repurchase up to 10 million additional shares. In the first three months of 2016, we repurchased 7.8 million of our outstanding shares for $1 billion. As some of these shares had not settled on April 3, 2016, the associated $13 cash outflow will be reported in the second quarter. On April 3, 2016, 11.8 million shares remained authorized by our board of directors for repurchase, approximately 4 percent of our total shares outstanding. We repurchased 22.8 million shares for a total of $3.2 billion in 2015, including 4.7 million shares for $634 in the first three months of 2015.
Dividends per Share. Dividends declared per share were $0.76 and $0.69 for the three-month periods ended April 3, 2016, and April 5, 2015, respectively. Cash dividends paid were $215 and $206 for the three-month periods ended April 3, 2016, and April 5, 2015, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of AOCL consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2015	$(487)	$20	$178	$(2,997)	$(3,286)
Other comprehensive income, pretax	182	(9)	181	60	414
Provision for income tax, net	45	(3)	5	22	69
Other comprehensive income, net of tax	137	(6)	176	38	345
April 3, 2016	$(350)	$14	$354	$(2,959)	$(2,941)

December 31, 2014	$(173)	$22	$541	$(3,322)	$(2,932)
Other comprehensive loss, pretax	(383)	2	(104)	97	(388)
Benefit for income tax, net	(135)	2	(5)	34	(104)
Other comprehensive loss, net of tax	(248)	—	(99)	63	(284)
April 5, 2015	$(421)	$22	$442	$(3,259)	$(3,216)
Amounts reclassified out of AOCL related primarily to changes in retirement plans' funded status and consisted of pretax recognized net actuarial losses of $83 and $112 for the three-month periods ended April 3, 2016, and April 5, 2015, respectively. This was offset partially by pretax amortization of prior service credit of $19 and $18 for the three-month periods ended April 3, 2016, and April 5, 2015, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note M for additional details.

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
We had $7.5 billion in notional forward exchange contracts outstanding on April 3, 2016, and $7.2 billion on December 31, 2015. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value (see Note D).
We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statement of Earnings or in other comprehensive loss (OCL) within the Consolidated Statement of Comprehensive Income depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivatives that qualify as cash flow hedges are deferred in OCL until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statement of Earnings for all derivative financial instruments, regardless of designation.
Net gains and losses recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three-month periods ended April 3, 2016, and April 5, 2015. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three-month periods ended April 3, 2016, and April 5, 2015, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on April 3, 2016, or December 31, 2015.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On April 3, 2016, we held $1.9 billion in cash and equivalents, but held no marketable securities.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations' results into U.S. dollars. Although negative, the impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 3, 2016, or April 5, 2015. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first three months of either 2016 or 2015.

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

Environmental
We are subject to and affected by a variety of federal, state, local and foreign environmental laws and regulations. We are directly or indirectly involved in environmental investigations or remediation at some of our current and former facilities and third-party sites that we do not own but where we have been designated a Potentially Responsible Party (PRP) by the U.S. Environmental Protection Agency or a state environmental agency. Based on historical experience, we expect a significant percentage of the total remediation and compliance costs associated with these facilities will continue to be allowable contract costs and, therefore, recoverable under U.S. government contracts.
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
In the performance of our contracts, we routinely request contract modifications that require additional funding from the customer. Most often, these requests are due to customer-directed changes in the scope of work. While we are entitled to recovery of these costs under our contracts, the administrative process with our customer may be protracted. Based on the circumstances, we periodically file requests for equitable adjustment (REAs) that are sometimes converted into claims. In some cases, these requests are disputed by our customer. We believe our outstanding modifications, REAs and claims will be resolved without material impact to our results of operations, financial condition or cash flows.
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.2 billion on April 3, 2016. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
Product Warranties. We provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based generally on the number of months of warranty coverage remaining for the products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion. Our other warranty obligations, primarily for business-jet aircraft, are included in other current and noncurrent liabilities on the Consolidated Balance Sheet.
The changes in the carrying amount of warranty liabilities for the three-month periods ended April 3, 2016, and April 5, 2015, were as follows:

Three Months Ended	April 3, 2016	April 5, 2015
Beginning balance	$465	$428
Warranty expense	27	31
Payments	(22)	(29)
Adjustments	(1)	—
Ending balance	$469	$430

M. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.
Net periodic defined-benefit pension and other post-retirement benefit cost for the three-month periods ended April 3, 2016, and April 5, 2015, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 3, 2016	April 5, 2015	April 3, 2016	April 5, 2015
Service cost	$44	$57	$3	$3
Interest cost	114	133	8	11
Expected return on plan assets	(178)	(174)	(8)	(8)
Recognized net actuarial loss	84	110	(1)	2
Amortization of prior service credit	(17)	(17)	(2)	(1)
Net periodic benefit cost	$47	$109	$—	$7
Beginning in 2016, we refined the method used to determine the service and interest cost components of our net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from a yield curve developed from a portfolio of high-quality fixed-income investments with maturities consistent with the projected benefit payout period. Under the refined method, known as the spot rate approach, we use individual spot rates along the yield curve that correspond with the timing of each benefit payment. We believe this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method, the spot rate approach will decrease the service and interest components of our benefit costs slightly in 2016. We accounted for this change prospectively as a change in accounting estimate.
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
Summary financial information for each of our business groups follows:

	Revenue		Operating Earnings
Three Months Ended	April 3, 2016	April 5, 2015	April 3, 2016	April 5, 2015
Aerospace	$1,987	$2,108	$411	$431
Combat Systems	1,273	1,363	217	204
Information Systems and Technology	2,333	2,370	248	217
Marine Systems	2,131	1,943	192	188
Corporate*	—	—	(15)	(13)
Total	$7,724	$7,784	$1,053	$1,027
* Corporate operating results consist primarily of stock option expense.

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended April 3, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$6,816	$908	$—	$7,724
Cost of sales	4	5,510	697	—	6,211
G&A	11	378	71	—	460
Operating earnings	(15)	928	140	—	1,053
Interest, net	(23)	—	1	—	(22)
Other, net	10	—	—	—	10
Earnings before income tax	(28)	928	141	—	1,041
Provision for income tax, net	(12)	297	26	—	311
Discontinued operations	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	746	—	—	(746)	—
Net earnings	$717	$631	$115	$(746)	$717
Comprehensive income	$1,062	$632	$429	$(1,061)	$1,062
Three Months Ended April 5, 2015
Revenue	$—	$6,768	$1,016	$—	$7,784
Cost of sales	1	5,462	791	—	6,254
G&A	12	416	75	—	503
Operating earnings	(13)	890	150	—	1,027
Interest, net	(23)	1	1	—	(21)
Other, net	1	2	—	—	3
Earnings before income tax	(35)	893	151	—	1,009
Provision for income tax, net	(25)	290	28	—	293
Equity in net earnings of subsidiaries	726	—	—	(726)	—
Net earnings	$716	$603	$123	$(726)	$716
Comprehensive income	$432	$606	$(224)	$(382)	$432

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 3, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$986	$—	$921	$—	$1,907
Accounts receivable	—	1,251	2,403	—	3,654
Contracts in process	467	2,957	1,281	—	4,705
Inventories
Work in process	—	2,040	15	—	2,055
Raw materials	—	1,310	36	—	1,346
Finished goods	—	25	7	—	32
Pre-owned aircraft	—	71	—	—	71
Other current assets	9	200	209	—	418
Total current assets	1,462	7,854	4,872	—	14,188
Noncurrent assets:
Property, plant and equipment	191	6,402	1,156	—	7,749
Accumulated depreciation of PP&E	(61)	(3,494)	(717)	—	(4,272)
Intangible assets	—	1,446	934	—	2,380
Accumulated amortization of intangible assets	—	(1,142)	(479)	—	(1,621)
Goodwill	—	8,041	3,554	—	11,595
Other assets	1,271	240	172	—	1,683
Investment in subsidiaries	41,439	—	—	(41,439)	—
Total noncurrent assets	42,840	11,493	4,620	(41,439)	17,514
Total assets	$44,302	$19,347	$9,492	$(41,439)	$31,702
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	2,825	2,735	—	5,560
Other current liabilities	1,504	3,453	1,405	—	6,362
Total current liabilities	2,004	6,279	4,140	—	12,423
Noncurrent liabilities:
Long-term debt	2,874	25	—	—	2,899
Other liabilities	3,343	1,947	508	—	5,798
Total noncurrent liabilities	6,217	1,972	508	—	8,697
Intercompany	25,499	(24,188)	(1,311)	—	—
Shareholders' equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders' equity	10,100	35,278	3,801	(39,079)	10,100
Total shareholders' equity	10,582	35,284	6,155	(41,439)	10,582
Total liabilities and shareholders' equity	$44,302	$19,347	$9,492	$(41,439)	$31,702

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,732	$—	$1,053	$—	$2,785
Accounts receivable	—	1,181	2,265	—	3,446
Contracts in process	514	2,795	1,048	—	4,357
Inventories
Work in process	—	1,882	7	—	1,889
Raw materials	—	1,344	32	—	1,376
Finished goods	—	23	5	—	28
Pre-owned aircraft	—	73	—	—	73
Other current assets	140	213	264	—	617
Total current assets	2,386	7,511	4,674	—	14,571
Noncurrent assets:
Property, plant and equipment	189	6,386	1,101	—	7,676
Accumulated depreciation of PP&E	(59)	(3,462)	(689)	—	(4,210)
Intangible assets	—	1,445	909	—	2,354
Accumulated amortization of intangible assets	—	(1,122)	(469)	—	(1,591)
Goodwill	—	8,040	3,403	—	11,443
Other assets	1,379	207	168	—	1,754
Investment in subsidiaries	40,062	—	—	(40,062)	—
Total noncurrent assets	41,571	11,494	4,423	(40,062)	17,426
Total assets	$43,957	$19,005	$9,097	$(40,062)	$31,997
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,038	2,636	—	5,674
Other current liabilities	1,331	3,309	1,630	—	6,270
Total current liabilities	1,831	6,348	4,266	—	12,445
Noncurrent liabilities:
Long-term debt	2,874	24	—	—	2,898
Other liabilities	3,417	2,021	478	—	5,916
Total noncurrent liabilities	6,291	2,045	478	—	8,814
Intercompany	25,097	(23,816)	(1,281)	—	—
Shareholders' equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders' equity	10,256	34,422	3,280	(37,702)	10,256
Total shareholders' equity	10,738	34,428	5,634	(40,062)	10,738
Total liabilities and shareholders' equity	$43,957	$19,005	$9,097	$(40,062)	$31,997

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended April 3, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$61	$314	$64	$—	$439
Cash flows from investing activities:
Capital expenditures	(1)	(58)	(6)	—	(65)
Other, net	6	(21)	(38)	—	(53)
Net cash used by investing activities	5	(79)	(44)	—	(118)
Cash flows from financing activities:
Purchases of common stock	(1,026)	—	—	—	(1,026)
Dividends paid	(215)	—	—	—	(215)
Proceeds from stock option exercises	33	—	—	—	33
Other, net	15	—	—	—	15
Net cash used by financing activities	(1,193)	—	—	—	(1,193)
Net cash used by discontinued operations	(6)	—	—	—	(6)
Cash sweep/funding by parent	387	(235)	(152)	—	—
Net decrease in cash and equivalents	(746)	—	(132)	—	(878)
Cash and equivalents at beginning of period	1,732	—	1,053	—	2,785
Cash and equivalents at end of period	$986	$—	$921	$—	$1,907
Three Months Ended April 5, 2015
Net cash provided by operating activities*	$(101)	$760	$86	$—	$745
Cash flows from investing activities:
Maturities of held-to-maturity securities	500	—	—	—	500
Capital expenditures	(2)	(89)	(7)	—	(98)
Other, net	1	93	—	—	94
Net cash provided by investing activities	499	4	(7)	—	496
Cash flows from financing activities:
Purchases of common stock	(620)	—	—	—	(620)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(206)	—	—	—	(206)
Proceeds from stock option exercises	87	—	—	—	87
Other, net	30	—	—	—	30
Net cash used by financing activities	(1,209)	—	—	—	(1,209)
Net cash used by discontinued operations	(8)	—	—	—	(8)
Cash sweep/funding by parent	882	(764)	(118)	—	—
Net increase in cash and equivalents	63	—	(39)	—	24
Cash and equivalents at beginning of period	2,536	—	1,852	—	4,388
Cash and equivalents at end of period	$2,599	$—	$1,813	$—	$4,412
* Continuing operations only.

(Dollars in millions, except per-share amounts or unless otherwise noted)
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW
General Dynamics is a global aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) solutions and information technology (IT) services; and shipbuilding. We operate through four business groups: Aerospace, Combat Systems, Information Systems and Technology, and Marine Systems. Our primary customer is the U.S. government, including the Department of Defense, the intelligence community and other U.S. government customers. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business-jet aircraft. The following discussion should be read in conjunction with our 2015 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

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
For new aircraft, operating earnings and margin are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft and the mix of higher-margin large-cabin and lower-

margin mid-cabin aircraft deliveries. Additional factors affecting the group’s earnings and margin include the volume, mix and profitability of completions and services work performed, the volume of and market for pre-owned aircraft and the level of general and administrative (G&A) and net research and development (R&D) costs incurred by the group.
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
Operating costs for the defense groups consist of labor, material, subcontractor, overhead and G&A costs and are recognized generally as incurred. Variances in costs recognized from period to period reflect primarily increases and decreases in production or activity levels on individual contracts and, therefore, result largely from the same factors that drive variances in revenue.
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
CONSOLIDATED OVERVIEW

Three Months Ended	April 3, 2016	April 5, 2015	Variance
Revenue	$7,724	$7,784	$(60)	(0.8)%
Operating costs and expenses	6,671	6,757	(86)	(1.3)%
Operating earnings	1,053	1,027	26	2.5%
Operating margin	13.6%	13.2%
Our consolidated results for the first quarter of 2016 reflect strong operating performance, with operating earnings over $1 billion for the sixth consecutive quarter and robust operating margin of 13.6 percent.
Revenue was slightly lower in the first quarter of 2016 driven primarily by decreased volume on several programs in our Combat Systems, Information Systems and Technology, and Aerospace groups. These decreases were offset partially by higher U.S. Navy ship construction activity in our Marine Systems group.
Operating costs and expenses decreased more than revenue, resulting in positive operating leverage. Consolidated operating margin expanded 40 basis points in the first quarter of 2016, due largely to improved performance and continued cost-reduction efforts in the Aerospace, Combat Systems, and Information Systems and Technology groups.

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
AEROSPACE

Three Months Ended	April 3, 2016	April 5, 2015	Variance
Revenue	$1,987	$2,108	$(121)	(5.7)%
Operating earnings	411	431	(20)	(4.6)%
Operating margin	20.7%	20.4%

Gulfstream aircraft deliveries (in units):
Green	31	34	(3)	(8.8)%
Outfitted	27	32	(5)	(15.6)%
Operating Results
The decrease in the Aerospace group's revenue in the first quarter of 2016 consisted of the following:

Aircraft manufacturing, outfitting and completions	$(120)
Pre-owned aircraft	(5)
Aircraft services	4
Total decrease	$(121)
Aircraft manufacturing, outfitting and completions revenue decreased in the first quarter of 2016 due primarily to fewer planned deliveries of large-cabin aircraft, offset largely by additional deliveries of ultra-large-cabin G650 aircraft. We had one pre-owned aircraft sale in each of the first-quarter periods.
The decrease in the group's operating earnings in the first quarter of 2016 consisted of the following:

Aircraft manufacturing, outfitting and completions	$(55)
Pre-owned aircraft	(2)
Aircraft services	19
G&A/other expenses	18
Total decrease	$(20)
Aircraft manufacturing, outfitting and completions earnings were down due to fewer aircraft deliveries and the absence of a favorable supplier settlement received in the first quarter of 2015. Partially offsetting this decrease, the group’s aircraft services performance was particularly strong in the quarter due to a favorable mix of work and improved labor efficiencies. In addition, G&A expenses were lower as a result of cost savings initiatives, including a reduction in indirect support staff in late 2015. Overall, the Aerospace group's operating margin increased 30 basis points in the first quarter of 2016 as a result of these operational efficiencies.

Outlook
We expect the group's full-year revenue to be slightly lower and operating margin somewhat higher compared with 2015, resulting in steady operating earnings from 2015 to 2016.
COMBAT SYSTEMS

Three Months Ended	April 3, 2016	April 5, 2015	Variance
Revenue	$1,273	$1,363	$(90)	(6.6)%
Operating earnings	217	204	13	6.4%
Operating margin	17.0%	15.0%
Operating Results
The decrease in the Combat Systems group's revenue in the first quarter of 2016 consisted of the following:

International military vehicles	$(88)
U.S. military vehicles	(2)
Total decrease	$(90)
Revenue from international military vehicles decreased in the first quarter of 2016 due primarily to the transition from engineering to production on major combat-vehicle contracts for customers in the Middle East and Europe.
Translation of our international businesses' revenues into U.S. dollars in 2016 continues to be affected negatively by foreign currency exchange rate fluctuations, primarily due to the strengthening of the U.S. dollar against the Canadian dollar. Had foreign currency exchange rates in the first quarter of 2016 held constant from the same period in 2015, revenue in the Combat Systems group in the first quarter of 2016 would have decreased only 2.3 percent compared with the prior-year period.
The Combat Systems group's operating margin increased 200 basis points in the first quarter of 2016. This margin expansion was driven by a favorable contract mix and improved operating performance, particularly on several mature U.S. military vehicle contracts.
Outlook
We expect the Combat Systems group’s full-year revenue to increase slightly in 2016. Operating margin is expected to remain strong in the mid-15 percent range consistent with 2015.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	April 3, 2016	April 5, 2015	Variance
Revenue	$2,333	$2,370	$(37)	(1.6)%
Operating earnings	248	217	31	14.3%
Operating margin	10.6%	9.2%
Operating Results
The decrease in the Information Systems and Technology group's revenue in the first quarter of 2016 consisted of the following:

IT services	$(74)
C4ISR solutions	37
Total decrease	$(37)
Revenue decreased in our IT services business in the first quarter of 2016 driven by lower volume on our health solutions programs, including less contact-center services work for the Centers for Medicare & Medicaid Services. C4ISR solutions revenue increased in the first quarter of 2016 primarily as a result of higher volume on the U.S. Army's ruggedized computing equipment and Warfighter Information Network-Tactical (WIN-T) mobile communications network programs.
The group's operating margin increased 140 basis points in the first quarter of 2016. Margin expansion was driven primarily by strong program performance and favorable program mix. Additionally, the group continues to realize cost efficiencies following the 2015 consolidation of two of our businesses.
Outlook
We expect full-year 2016 revenue in the Information Systems and Technology group to be consistent with 2015. Operating margin is expected to approach double-digits.
MARINE SYSTEMS

Three Months Ended	April 3, 2016	April 5, 2015	Variance
Revenue	$2,131	$1,943	$188	9.7%
Operating earnings	192	188	4	2.1%
Operating margin	9.0%	9.7%
Operating Results
The increase in the Marine Systems group’s revenue in the first quarter of 2016 consisted of the following:

U.S. Navy ship construction	$151
U.S. Navy ship engineering, repair and other services	55
Commercial ship construction	(18)
Total increase	$188
The increase in U.S. Navy ship construction revenue in the first quarter of 2016 was due to higher volume on the Virginia-class submarine program, primarily on the Block IV contract. Revenue from U.S. Navy ship engineering, repair and other services increased in the first quarter of 2016 due primarily to development work on the Ohio-class submarine replacement program. In the first quarter of 2016, the U.S. Navy announced that Electric Boat would be the prime contractor for the design, development and delivery of the 12 new submarines in the Ohio-class replacement program. The lead ship is slated to start construction in 2021, with delivery to the Navy in 2027. Jones Act commercial ship construction revenue decreased slightly due to the timing of material volume.  We delivered one liquefied natural gas (LNG)-powered containership in the first quarter of 2016 and have seven ships scheduled for delivery through 2017.
Operating margin decreased 70 basis points in the first quarter due to contract mix, reflecting a shift in workload from a mature prior-year Expeditionary Mobile Base (ESB) delivery that was replaced by commercial ship work.

Outlook
We expect the Marine Systems group’s full-year 2016 revenue to be consistent with 2015. We expect the group's operating margin to be in the mid-9 percent range.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate costs totaled $15 in the first quarter of 2016 compared with $13 in the first quarter of 2015. We expect full-year 2016 Corporate operating costs of approximately $50.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	April 3, 2016	April 5, 2015	Variance
Revenue	$4,864	$4,932	$(68)	(1.4)%
Operating costs	3,784	3,819	(35)	(0.9)%
The decrease in product revenue in the first quarter of 2016 consisted of the following:

Military vehicle products	$(142)
Aircraft manufacturing, outfitting and completions	(124)
Ship construction	123
Other, net	75
Total decrease	$(68)
Product revenue decreased slightly in the first quarter of 2016 due primarily to fewer large-cabin aircraft deliveries and the transition from engineering to production on major combat-vehicle contracts for customers in the Middle East and Europe. These decreases were offset partially by an increase in ship construction revenue due primarily to higher volume on the Virginia-class submarine program.
Product operating costs decreased in the first quarter of 2016 due primarily to lower volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	April 3, 2016	April 5, 2015	Variance
Revenue	$2,860	$2,852	$8	0.3%
Operating costs	2,427	2,435	(8)	(0.3)%
The slight increase in service revenue in the first three months of 2016 consisted of the following:

IT services	$(119)
Ship engineering, repair and other services	65
Other, net	62
Total increase	$8

Service revenue increased slightly in the first quarter of 2016, despite a decrease in IT services revenue driven by lower volume on our health solutions programs, including less contact-center services work for the Centers for Medicare & Medicaid Services. The decrease in IT services revenue was more than offset by higher ship engineering, repair and other services revenue due primarily to increased development work on the Ohio-class submarine replacement program, along with other increases across our portfolio.
Service operating costs were essentially flat in the first quarter of 2016 as there was little change in the overall volume of services.
OTHER INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.0 percent and 6.5 percent in the first three months of 2016 and 2015, respectively. We expect full-year G&A expenses in 2016 to be generally consistent with 2015.
Interest, Net
Net interest expense was $22 in the first three months of 2016 compared with $21 in the same period in 2015. We expect full-year 2016 net interest expense to be approximately $95, up from 2015 due to reduced interest income on lower cash balances expected in 2016.
Provision for Income Tax, Net
Our effective tax rate was 29.9 percent in the first three months of 2016 compared with 29 percent in the prior-year period. The effective tax rate in 2015 included the impact of favorable contract close-outs. We anticipate the full-year effective tax rate to be in the mid-29 percent range in 2016.
Discontinued Operations, Net of Tax
In the first quarter of 2016, we recognized a final adjustment to the loss on the sale of our axle business in the Combat Systems group of $13. The business was sold in 2015.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $64.7 billion at the end of the first quarter of 2016, down 2 percent from $66.1 billion on December 31, 2015. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $89.2 billion on April 3, 2016.
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
The following table details the backlog and the estimated potential contract value of each business group at the end of the first quarter of 2016 and fourth quarter of 2015:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	April 3, 2016
Aerospace	$12,465	$147	$12,612	$2,368	$14,980
Combat Systems	18,260	565	18,825	4,959	23,784
Information Systems and Technology	7,442	1,991	9,433	15,146	24,579
Marine Systems	16,547	7,317	23,864	1,999	25,863
Total	$54,714	$10,020	$64,734	$24,472	$89,206

	December 31, 2015
Aerospace	$13,292	$106	$13,398	$2,437	$15,835
Combat Systems	18,398	597	18,995	5,059	24,054
Information Systems and Technology	6,827	1,755	8,582	14,702	23,284
Marine Systems	13,266	11,879	25,145	2,263	27,408
Total	$51,783	$14,337	$66,120	$24,461	$90,581

AEROSPACE
Aerospace funded backlog represents aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services.
The group ended the first quarter of 2016 with backlog of $12.6 billion compared with $13.4 billion on December 31, 2015. Orders received for Gulfstream aircraft reflected demand across our product portfolio, and were consistent with the level of first-quarter order activity in recent years.

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
Total backlog in our defense groups was $52.1 billion on April 3, 2016, down slightly from $52.7 billion on December 31, 2015. Our Information Systems and Technology group achieved a book-to-bill ratio (orders divided by revenue) well in excess of one-to-one, resulting in approximately $850 in backlog growth in the group. In addition, the Combat Systems group's book-to-bill ratio was one-to-one. The slight decline in the group's backlog from year-end 2015 resulted from the foreign exchange translation effect of the strengthening U.S. dollar. As expected, Marine Systems backlog was down slightly as the group performs on major, multi-year contracts. Estimated potential contract value was $22.1 billion on April 3, 2016. Each of our defense groups received notable contract awards during the first quarter of 2016.

Combat Systems awards included the following:

•	$405 from the Swiss government to upgrade Duro tactical vehicles through 2022.

•	$180 from the U.S. Army for spare parts and inventory management and support services for the Stryker family of vehicles.

•	$60 from the Army to design, develop and produce eight prototype Stryker vehicles with an integrated 30-millimeter gun system.
Information Systems and Technology awards included the following:

•	$310 for several space payloads.

•	$170 for new hardware, software and equipment to upgrade the United Kingdom Ministry of Defence's Bowman tactical communication system.

•	$160 from the Army for additional equipment for the Warfighter Information Network-Tactical (WIN-T) Increment 2 program.

•	$155 from the National Geospatial-Intelligence Agency (NGA) to consolidate NGA's operations from six locations to one stand-alone location at New Campus East (NCE).

•	$140 from the Army for ruggedized computing equipment under the CHS-4 program.

•	$95 for combat and seaframe control systems on an Independence-variant Littoral Combat Ship (LCS) for the U.S. Navy.
Marine Systems awards included the following:

•	$155 from the Navy for the planning and execution of depot-level maintenance, alterations and modifications to the USS Essex (LHD-2).

•	$140 from the Navy for lead yard and design services for the Virginia-class submarine program.

•	$80 from the Navy for Advanced Nuclear Plant Studies (ANPS) in support of the Ohio-class submarine replacement program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2016 with a cash balance of $1.9 billion, down $878 from the end of 2015. Our net debt position, defined as cash and equivalents and marketable securities less debt, was $1.5 billion at the end of the first quarter of 2016 compared with $614 at the end of 2015. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statements of Cash Flows, in the first three months of 2016 and 2015.
OPERATING ACTIVITIES
We generated cash from operating activities of $439 in the first three months of 2016 compared with $745 in the same period in 2015. The primary driver of cash flows in both periods was net earnings. Cash flows in the first quarter of 2016 were negatively affected by the utilization of significant customer deposits related to a large contract for a Middle Eastern customer in our Combat Systems group and growth in operating working capital in our Aerospace group from the build-up of inventory related to the new G500 and G600 aircraft programs.

INVESTING ACTIVITIES
Cash used by investing activities was $118 in the first three months of 2016 compared with cash provided by investing activities of $496 in the same period in 2015. The primary use of cash for investing activities in both periods was capital expenditures. We expect capital expenditures of approximately 2 percent of revenue in 2016. Other investing activities included cash paid for business acquisitions, maturities of marketable securities and proceeds from asset sales. Cash provided by investing activities in 2015 included proceeds from the sale of our axle business in the Combat Systems group and $500 of proceeds from maturing marketable securities.
FINANCING ACTIVITIES
Cash used for financing activities was $1.2 billion in both the first three months of 2016 and the same period in 2015. Our financing activities include repurchases of common stock, payment of dividends and debt repayments. Net cash from financing activities also include proceeds received from stock option exercises.
In the first three months of 2016, we repurchased approximately 7.8 million of our outstanding shares for $1 billion. As some of these shares had not settled on April 3, 2016, the associated $13 cash outflow will be reported in the second quarter. On March 2, 2016, the board of directors authorized management to repurchase up to 10 million additional shares of common stock on the open market. On April 3, 2016, 11.8 million shares remained authorized by our board of directors for repurchase, approximately 4 percent of our total shares outstanding. We repurchased 4.7 million shares for a total of $634 in the first three months of 2015.
On March 2, 2016, our board of directors declared an increased quarterly dividend of $0.76 per share, the 19th consecutive annual increase. The board had previously increased the quarterly dividend to $0.69 per share in March 2015. Cash dividends paid were $215 in the first three months of 2016 compared with $206 in the same period in 2015.
In the first three months of 2015, we repaid $500 of fixed-rate notes on their scheduled maturity date with the proceeds from the maturing marketable securities discussed in Investing Activities. An additional $500 of fixed-rate notes mature in July 2016. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation. See Note H to the unaudited Consolidated Financial Statements for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
We had no commercial paper outstanding on April 3, 2016. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2018 and a $1 billion facility expiring in November 2020. These facilities are for general corporate purposes and working capital needs and are required by rating agencies to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Three Months Ended	April 3, 2016	April 5, 2015
Net cash provided by operating activities	$439	$745
Capital expenditures	(65)	(98)
Free cash flow from operations	$374	$647
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	60%	104%
Free cash flow from operations	51%	90%
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates at least annually and often quarterly, as well as when required by specific events and circumstances. We recognize changes in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of a revision in estimate is recognized prospectively over the remaining contract term. The net impact of revisions in contract estimates on our operating earnings (and on a diluted per-share basis) totaled favorable changes of $104 ($0.22) and $63 ($0.12) for the three-month periods ended April 3, 2016, and April 5, 2015, respectively. No revisions on any one contract were material to our unaudited Consolidated Financial Statements in the first quarter of 2016 or 2015.
In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers. ASU 2014-09 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model, whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several updates have been issued or proposed since the issuance of ASU 2014-09. These updates are intended to promote a more consistent interpretation and application of the principles outlined in the standard. Once these updates are issued by the FASB in 2016, the standard will be final.

ASU 2014-09 is effective in the first quarter of 2018 for public companies. However, entities can elect to adopt one year earlier in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative-effect transition method.
We are utilizing a bottom-up approach to analyze the standard’s impact on our contract portfolio, taking a fresh look at historical accounting policies and practices and identifying potential differences from applying the requirements of the new standard to our contracts. While this assessment continues, we have not yet selected a transition date or method nor have we completed our determination of the effect of the standard on our Consolidated Financial Statements. We expect this determination will near completion in the second half of 2016. Because the new standard will impact our business processes, systems and controls, we have developed a comprehensive change management project plan to guide the implementation.
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
Other significant estimates include those related to goodwill and intangible assets, income taxes, pensions and other post-retirement benefits, workers’ compensation, warranty obligations, and litigation and other contingencies. We employ judgment in making our estimates, but they are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
We believe our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2015. For a discussion of new accounting standards that have been issued by the FASB but are not yet effective, see Note A to the unaudited Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 3, 2016, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe our estimates and judgments are reasonable based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation, the risk factors discussed in Item 1A of our Annual Report on Form 10-K. These factors include:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note L to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares That May Yet Be Purchased Under the Program (a)
Pursuant to Share Buyback Program
1/1/16-1/31/16	1,786,311	$129.15	1,786,311	7,818,157
2/1/16-2/28/16	4,850,000	$133.91	4,850,000	2,968,157
2/29/16-4/3/16	1,200,000	$132.26	1,200,000	11,768,157

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (b)
1/1/16-1/31/16	188,477	$135.46
2/1/16-2/28/16	—	$—
2/29/16-4/3/16	—	$—
Total	8,024,788	$132.64
(a) On March 2, 2016, the board of directors authorized management to repurchase 10 million additional shares of common stock.
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

ITEM 6. EXHIBITS

10.1*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 2, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**

10.2*	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 2, 2016)**

10.3*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 2, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy)**

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
Dated: April 27, 2016