Form 10-Q
period 2016-07-03
GENERAL DYNAMICS CORP
filed 2016-07-27
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
305,278,868 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 3, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 3, 2016	July 5, 2015
Revenue:
Products	$4,848	$5,138
Services	2,817	2,744
	7,665	7,882
Operating costs and expenses:
Products	3,747	4,031
Services	2,362	2,303
General and administrative (G&A)	486	467
	6,595	6,801
Operating earnings	1,070	1,081
Interest, net	(23)	(20)
Other, net	1	—
Earnings before income tax	1,048	1,061
Provision for income tax, net	290	309
Net earnings	$758	$752

Earnings per share
Basic	$2.49	$2.31
Diluted	$2.44	$2.27
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	July 3, 2016	July 5, 2015
Revenue:
Products	$9,712	$10,070
Services	5,677	5,596
	15,389	15,666
Operating costs and expenses:
Products	7,530	7,850
Services	4,790	4,738
G&A	946	970
	13,266	13,558
Operating earnings	2,123	2,108
Interest, net	(45)	(41)
Other, net	11	3
Earnings from continuing operations before income tax	2,089	2,070
Provision for income tax, net	601	602
Earnings from continuing operations	1,488	1,468
Discontinued operations	(13)	—
Net earnings	$1,475	$1,468

Earnings per share
Basic:
Continuing operations	$4.86	$4.48
Discontinued operations	(0.04)	—
Net earnings	$4.82	$4.48
Diluted:
Continuing operations	$4.77	$4.41
Discontinued operations	(0.04)	—
Net earnings	$4.73	$4.41
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Net earnings	$758	$752	$1,475	$1,468
(Losses) gains on cash flow hedges	(24)	(1)	158	(384)
Unrealized gains (losses) on securities	5	(2)	(4)	—
Foreign currency translation adjustments	(56)	69	125	(35)
Change in retirement plans' funded status	66	91	126	188
Other comprehensive (loss) income, pretax	(9)	157	405	(231)
Provision (benefit) for income tax, net	15	33	84	(71)
Other comprehensive (loss) income, net of tax	(24)	124	321	(160)
Comprehensive income	$734	$876	$1,796	$1,308
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in millions)	July 3, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$1,899	$2,785
Accounts receivable	3,539	3,446
Contracts in process	4,996	4,357
Inventories	3,520	3,366
Other current assets	432	617
Total current assets	14,386	14,571
Noncurrent assets:
Property, plant and equipment, net	3,440	3,466
Intangible assets, net	733	763
Goodwill	11,572	11,443
Other assets	1,638	1,754
Total noncurrent assets	17,383	17,426
Total assets	$31,769	$31,997
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$537	$501
Accounts payable	2,128	1,964
Customer advances and deposits	5,365	5,674
Other current liabilities	4,105	4,306
Total current liabilities	12,135	12,445
Noncurrent liabilities:
Long-term debt	2,899	2,898
Other liabilities	5,740	5,916
Commitments and contingencies (See Note L)
Total noncurrent liabilities	8,639	8,814
Shareholders' equity:
Common stock	482	482
Surplus	2,756	2,730
Retained earnings	24,213	23,204
Treasury stock	(13,491)	(12,392)
Accumulated other comprehensive loss	(2,965)	(3,286)
Total shareholders' equity	10,995	10,738
Total liabilities and shareholders' equity	$31,769	$31,997
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 3, 2016	July 5, 2015
Cash flows from operating activities - continuing operations:
Net earnings	$1,475	$1,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	182	184
Amortization of intangible assets	50	59
Equity-based compensation expense	51	71
Deferred income tax provision	62	21
Discontinued operations	13	—
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(83)	455
Contracts in process	(619)	330
Inventories	(150)	(149)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	157	222
Customer advances and deposits	(423)	(1,252)
Other, net	158	24
Net cash provided by operating activities	873	1,433
Cash flows from investing activities:
Capital expenditures	(134)	(190)
Maturities of held-to-maturity securities	—	500
Proceeds from sales of assets	4	259
Other, net	(55)	(18)
Net cash (used) provided by investing activities	(185)	551
Cash flows from financing activities:
Purchases of common stock	(1,189)	(1,565)
Dividends paid	(447)	(432)
Proceeds from stock option exercises	92	198
Repayment of fixed-rate notes	—	(500)
Other, net	4	(25)
Net cash used by financing activities	(1,540)	(2,324)
Net cash used by discontinued operations	(34)	(16)
Net decrease in cash and equivalents	(886)	(356)
Cash and equivalents at beginning of period	2,785	4,388
Cash and equivalents at end of period	$1,899	$4,032
Supplemental cash flow information:
Cash payments for:
Income taxes	$460	$530
Interest	$42	$45
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2015	$482	$2,730	$23,204	$(12,392)	$(3,286)	$10,738
Net earnings	—	—	1,475	—	—	1,475
Cash dividends declared	—	—	(466)	—	—	(466)
Equity-based awards	—	26	—	90	—	116
Shares purchased	—	—	—	(1,189)	—	(1,189)
Other comprehensive income	—	—	—	—	321	321
July 3, 2016	$482	$2,756	$24,213	$(13,491)	$(2,965)	$10,995

December 31, 2014	$482	$2,548	$21,127	$(9,396)	$(2,932)	$11,829
Net earnings	—	—	1,468	—	—	1,468
Cash dividends declared	—	—	(452)	—	—	(452)
Equity-based awards	—	109	—	175	—	284
Shares purchased	—	—	—	(1,693)	—	(1,693)
Other comprehensive loss	—	—	—	—	(160)	(160)
July 5, 2015	$482	$2,657	$22,143	$(10,914)	$(3,092)	$11,276
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended July 3, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 3, 2016, and July 5, 2015.
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
We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of an adjustment in estimate is recognized prospectively over the remaining contract term. The net impact of adjustments in contract estimates on our operating earnings (and on a diluted per-share basis) totaled favorable changes of $83 ($0.17) and $187 ($0.39) for the three- and six-month periods ended July 3, 2016, and $45 ($0.09) and $108 ($0.21) for the three- and six-month periods ended July 5, 2015, respectively. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements in the second quarter and first six months of 2016 or 2015.

In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard. Once a final technical corrections and improvements update is issued by the FASB in 2016, the standard is expected to be final.
ASU 2014-09 is effective in the first quarter of 2018 for public companies. However, entities can elect to adopt one year earlier in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative-effect transition method.
We are utilizing a bottom-up approach to analyze the standard’s impact on our contract portfolio, comparing our historical accounting policies and practices and identifying potential differences from applying the requirements of the new standard to our contracts. While this assessment continues, we have not yet completed our determination of the impacts of the standards or the effect of these impacts on our Consolidated Financial Statements. Consequently, we have not yet selected a transition date or method. We expect this determination will near completion in the second half of 2016. Because the new standard will impact our business processes, systems and controls, we have developed a comprehensive change management project plan to guide the implementation.
The required adoption of the ASU will preclude our use of the reallocation method of recognizing adjustments in estimated profit on contracts discussed above. As changes in estimated profit will be recognized in the period they are identified (cumulative catch-up method), rather than prospectively over the remaining contract term, we expect the impact of adjustments of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
Accounting Standards Updates. In the second quarter of 2016, we adopted ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 impacted several aspects of the accounting for share-based payment transactions. The ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Earnings. Previously, these amounts were recognized directly to shareholders' equity. On the Consolidated Statement of Cash Flows, the excess tax benefit from equity-based compensation is classified as an operating activity. Additionally, cash paid when directly withholding shares for tax withholding purposes is classified as a financing activity.
As a result of adoption, we recognized a tax benefit in the second quarter of approximately $30 related to the first six months of 2016. The impact in the second half of 2016 will depend on the level of stock option exercise activity, but is expected to be less than the first half of 2016, which benefitted from the first-quarter release of restricted stock. As this area of the ASU permits only prospective adoption, there was no impact on our 2015 Consolidated Financial Statements.
On the Consolidated Statement of Cash Flows, the adoption of the ASU resulted in a $60 increase in net cash provided by operating activities and a corresponding $60 increase in net cash used by financing activities for the six months ended July 3, 2016. The areas of the ASU that relate to the Consolidated Statement of Cash Flows were adopted retrospectively. We have restated our prior-period Consolidated

Statements of Cash Flows accordingly, resulting in an $85 increase in net cash provided by operating activities and a corresponding $85 increase in net cash used by financing activities for the six months ended July 5, 2015, and a $108 increase in net cash provided by operating activities and a corresponding $108 increase in net cash used by financing activities for the year ended December 31, 2015. The other aspects of the ASU did not have a material impact on our results of operations, financial condition or cash flows.
There are several new accounting standards that have been issued by the FASB, but are not yet effective. New accounting standards issued prior to 2016 are included in our Annual Report on Form 10-K for the year ended December 31, 2015. In 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. We have not yet determined the effect of the ASU on our Consolidated Financial Statements nor have we selected a transition date.
Other ASUs issued by the FASB in 2016 but not yet effective are not expected to have a material effect on our Consolidated Financial Statements.

B. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
Acquisitions and Divestitures
In 2016, we acquired an aircraft management and charter services provider in our Aerospace group and a manufacturer of unmanned underwater vehicles (UUVs) in our Information Systems and Technology group. These amounts are included in other investing activities in the unaudited Consolidated Statement of Cash Flows. We did not acquire any businesses in 2015.
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
Goodwill
The changes in the carrying amount of goodwill by reporting unit for the six months ended July 3, 2016, were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2015 (a)	$2,542	$2,591	$6,021	$289	$11,443
Acquisitions (b)	19	—	5	—	24
Other (c)	44	56	5	—	105
July 3, 2016	$2,605	$2,647	$6,031	$289	$11,572
(a)Goodwill on December 31, 2015, in the Information Systems and Technology reporting unit is net of $2 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.

Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	July 3, 2016			December 31, 2015
Contract and program intangible assets (b)	$1,636	$(1,255)	$381	$1,626	$(1,214)	$412
Trade names and trademarks	466	(136)	330	455	(127)	328
Technology and software	120	(98)	22	119	(96)	23
Other intangible assets	154	(154)	—	154	(154)	—
Total intangible assets	$2,376	$(1,643)	$733	$2,354	$(1,591)	$763

(a)	Change in gross carrying amounts consists primarily of adjustments for foreign currency translation and acquired intangible assets.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense was $23 and $50 for the three- and six-month periods ended July 3, 2016, and $29 and $59 for the three- and six-month periods ended July 5, 2015.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased throughout 2016 and 2015 due to share repurchases. See Note J for additional details of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs). The dilutive effect of stock options and restricted stock/RSUs increased because of the adoption of ASU 2016-09 during the second quarter of 2016. See Note A for additional detail of our adoption of this accounting standard.
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Basic weighted average shares outstanding	304,470	326,153	306,199	327,653
Dilutive effect of stock options and restricted stock/RSUs*	5,738	5,273	5,610	5,396
Diluted weighted average shares outstanding	310,208	331,426	311,809	333,049
* Excludes outstanding options to purchase shares of common stock because these options had exercise prices in excess of the average market price of our common stock during the period and therefore the effect of including these options would be antidilutive. These options totaled 4,664 and 3,792 for the three- and six-month periods ended July 3, 2016, and 2,091 and 1,387 for the three- and six-month periods ended July 5, 2015, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on July 3, 2016, or December 31, 2015.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on July 3, 2016, and December 31, 2015, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
Financial Assets (Liabilities) (a)	July 3, 2016
Available-for-sale securities	$185	$185	$101	$84
Derivatives	(506)	(506)	—	(506)
Long-term debt, including current portion	(3,460)	(3,578)	—	(3,578)

	December 31, 2015
Available-for-sale securities	186	186	124	62
Derivatives	(673)	(673)	—	(673)
Long-term debt, including current portion	(3,425)	(3,381)	—	(3,381)
(a)We had no Level 3 financial instruments on July 3, 2016, or December 31, 2015.
(b)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.

E. INCOME TAXES
Net Deferred Tax Asset. Our net deferred tax asset was included on the Consolidated Balance Sheet in other assets and liabilities as follows:

	July 3, 2016	December 31, 2015
Current deferred tax asset	$9	$3
Current deferred tax liability	(826)	(829)
Noncurrent deferred tax asset	1,135	1,272
Noncurrent deferred tax liability	(86)	(75)
Net deferred tax asset	$232	$371
Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The total amount of these tax liabilities on July 3, 2016, is not material to our results of operations, financial condition or cash flow.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on July 3, 2016, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts less associated advances and progress payments. These amounts have been inventoried until the customer is billed, generally in accordance with the agreed-upon billing terms or upon shipment of products or rendering of services. Contracts in process consisted of the following:

	July 3, 2016	December 31, 2015
Contract costs and estimated profits	$25,649	$20,742
Other contract costs	868	965
	26,517	21,707
Advances and progress payments	(21,521)	(17,350)
Total contracts in process	$4,996	$4,357
Contract costs include primarily labor, material, overhead and, when appropriate, G&A expenses. Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable.
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

G. INVENTORIES
Our inventories represent primarily business-jet components and are stated at the lower of cost or net realizable value. Work in process represents largely labor, material and overhead costs associated with aircraft in the manufacturing process and is based primarily on the estimated average unit cost of the units in a production lot. Raw materials are valued primarily on the first-in, first-out method. We record pre-

owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value.
Inventories consisted of the following:

	July 3, 2016	December 31, 2015
Work in process	$2,079	$1,889
Raw materials	1,335	1,376
Finished goods	26	28
Pre-owned aircraft	80	73
Total inventories	$3,520	$3,366

H. DEBT
Debt consisted of the following:

		July 3, 2016	December 31, 2015
Fixed-rate notes due:	Interest rate
July 2016	2.250%	$500	$500
November 2017	1.000%	900	900
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
November 2042	3.600%	500	500
Other	Various	60	25
Total debt - principal		3,460	3,425
Less unamortized debt issuance costs and discounts		24	26
Total debt		3,436	3,399
Less current portion		537	501
Long-term debt		$2,899	$2,898
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. See Note O for condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
On July 3, 2016, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities for general corporate purposes and working capital needs. These credit facilities include a $1 billion multi-year facility expiring in July 2018 and a $1 billion multi-year facility expiring in November 2020. These facilities are required by rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Subsequent to the end of the second quarter of 2016, we repaid $500 of fixed-rate notes on their maturity date with cash on hand.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants on July 3, 2016.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	July 3, 2016	December 31, 2015
Deferred income taxes	$826	$829
Salaries and wages	649	648
Fair value of cash flow hedges	545	780
Workers' compensation	387	369
Retirement benefits	299	304
Other (a)	1,399	1,376
Total other current liabilities	$4,105	$4,306

Retirement benefits	$4,149	$4,251
Customer deposits on commercial contracts	394	506
Deferred income taxes	86	75
Other (b)	1,111	1,084
Total other liabilities	$5,740	$5,916
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace group, liabilities of discontinued operations, and insurance-related costs.
(b)Consists primarily of liabilities for warranty reserves and workers' compensation and liabilities of discontinued operations.

J. SHAREHOLDERS' EQUITY
Share Repurchases. Our board of directors authorizes management’s repurchase of shares of common stock on the open market from time to time. On March 2, 2016, the board of directors authorized management to repurchase up to 10 million additional shares. In the first six months of 2016, we repurchased 8.9 million of our outstanding shares for $1.2 billion. On July 3, 2016, 10.7 million shares remained authorized by our board of directors for repurchase, approximately 4 percent of our total shares outstanding. We repurchased 12.1 million shares for $1.7 billion in the first six months of 2015.
Dividends per Share. Dividends declared per share were $0.76 and $1.52 for the three- and six-month periods ended July 3, 2016, and $0.69 and $1.38 for the three- and six-month periods ended July 5, 2015, respectively. Cash dividends paid were $232 and $447 for the three- and six-month periods ended July 3, 2016, and $226 and $432 for the three- and six-month periods ended July 5, 2015, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2015	$(487)	$20	$178	$(2,997)	$(3,286)
Other comprehensive income, pretax	158	(4)	125	126	405
Provision for income tax, net	37	(2)	3	46	84
Other comprehensive income, net of tax	121	(2)	122	80	321
July 3, 2016	$(366)	$18	$300	$(2,917)	$(2,965)

December 31, 2014	$(173)	$22	$541	$(3,322)	$(2,932)
Other comprehensive loss, pretax	(384)	—	(35)	188	(231)
Benefit for income tax, net	(135)	1	(3)	66	(71)
Other comprehensive loss, net of tax	(249)	(1)	(32)	122	(160)
July 5, 2015	$(422)	$21	$509	$(3,200)	$(3,092)
Amounts reclassified out of AOCL related primarily to changes in retirement plans' funded status and consisted of pretax recognized net actuarial losses of $166 and $222 for the six-month periods ended July 3, 2016, and July 5, 2015, respectively. This was offset partially by pretax amortization of prior service credit of $37 and $36 for the six-month periods ended July 3, 2016, and July 5, 2015, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note M for additional details.

K. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We had $7.4 billion in notional forward exchange contracts outstanding on July 3, 2016, and $7.2 billion on December 31, 2015. We do not use derivatives for trading or speculative purposes. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value. See Note D for additional details.
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
Net gains and losses recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and six-month periods ended July 3, 2016, and July 5, 2015. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three- and six-month periods ended July 3, 2016, and July 5, 2015, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on July 3, 2016, or December 31, 2015.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On July 3, 2016, we held $1.9 billion in cash and equivalents, but held no marketable securities.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations' results into U.S. dollars. The negative impact of translating our non-U.S. operations’ revenue into U.S. dollars of approximately $25 and $105 was not material to our results of operations for the three- and six-month periods ended July 3, 2016. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the first six months of 2016.

L. COMMITMENTS AND CONTINGENCIES
Litigation
In 2015, Electric Boat Corporation, a subsidiary of General Dynamics Corporation, received a Civil Investigative Demand from the U.S. Department of Justice regarding an investigation of potential False Claims Act violations relating to alleged failures of Electric Boat’s quality system with respect to allegedly non-conforming parts purchased from a supplier. In 2016, Electric Boat was made aware that it is a defendant in a lawsuit related to this matter filed under seal in U.S. district court. In May 2016, the Suspending and

Debarring Official for the U.S. Department of the Navy issued a Show Cause Letter to Electric Boat requesting that Electric Boat respond to the official’s concerns regarding Electric Boat’s oversight and management with respect to its quality assurance systems for subcontractors and suppliers. Electric Boat responded to the Show Cause Letter and has been engaged in discussions with the official. Given the current status of these matters, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of these matters, there could be a material impact on our results of operations, financial condition and cash flows.
Additionally, various other claims and legal proceedings incidental to the normal course of business are pending or threatened against us. These other matters relate to such issues as government investigations and claims, the protection of the environment, asbestos-related claims and employee-related matters. The nature of litigation is such that we cannot predict the outcome of these other matters. However, based on information currently available, we believe any potential liabilities in these other proceedings, individually or in the aggregate, will not have a material impact on our results of operations, financial condition or cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1 billion on July 3, 2016. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended July 3, 2016, and July 5, 2015, were as follows:

Six Months Ended	July 3, 2016	July 5, 2015
Beginning balance	$465	$428
Warranty expense	55	68
Payments	(42)	(58)
Adjustments	(1)	—
Ending balance	$477	$438

M. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some defined-benefit pension and other post-retirement benefits.
Net periodic defined-benefit pension and other post-retirement benefit cost for the three- and six-month periods ended July 3, 2016, and July 5, 2015, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Service cost	$44	$57	$2	$3
Interest cost	114	133	9	11
Expected return on plan assets	(178)	(174)	(8)	(8)
Recognized net actuarial loss (gain)	84	109	(1)	1
Amortization of prior service credit	(17)	(17)	(1)	(1)
Net periodic benefit cost	$47	$108	$1	$6

	Pension Benefits		Other Post-retirement Benefits
Six Months Ended	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Service cost	$88	$114	$5	$6
Interest cost	228	266	17	22
Expected return on plan assets	(356)	(348)	(16)	(16)
Recognized net actuarial loss (gain)	168	219	(2)	3
Amortization of prior service credit	(34)	(34)	(3)	(2)
Net periodic benefit cost	$94	$217	$1	$13
Beginning in 2016, we refined the method used to determine the service and interest cost components of our net periodic benefit cost. Previously, the cost was determined using a single weighted-average discount rate derived from a yield curve developed from a portfolio of high-quality fixed-income investments with maturities consistent with the projected benefit payout period. Under the refined method, known as the spot rate approach, we use individual spot rates along the yield curve that correspond with the timing of each benefit payment. We believe this change provides a more precise measurement of service and interest costs by improving the correlation between projected cash outflows and corresponding spot rates on the yield curve. Compared to the previous method the spot rate approach decreased the service and interest components of our benefit costs slightly in 2016. We accounted for this change prospectively as a change in accounting estimate.
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

Summary financial information for each of our business groups follows:

	Revenue		Operating Earnings
Three Months Ended	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Aerospace	$2,134	$2,258	$434	$439
Combat Systems	1,315	1,408	219	226
Information Systems and Technology	2,229	2,215	244	237
Marine Systems	1,987	2,001	181	187
Corporate*	—	—	(8)	(8)
Total	$7,665	$7,882	$1,070	$1,081

Six Months Ended	July 3, 2016	July 5, 2015	July 3, 2016	July 5, 2015
Aerospace	$4,121	$4,366	$845	$870
Combat Systems	2,588	2,771	436	430
Information Systems and Technology	4,562	4,585	492	454
Marine Systems	4,118	3,944	373	375
Corporate*	—	—	(23)	(21)
Total	$15,389	$15,666	$2,123	$2,108
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended July 3, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$6,693	$972	$—	$7,665
Cost of sales	(2)	5,360	751	—	6,109
G&A	9	403	74	—	486
Operating earnings	(7)	930	147	—	1,070
Interest, net	(23)	—	—	—	(23)
Other, net	1	—	—	—	1
Earnings before income tax	(29)	930	147	—	1,048
Provision for income tax, net	(39)	300	29	—	290
Equity in net earnings of subsidiaries	748	—	—	(748)	—
Net earnings	$758	$630	$118	$(748)	$758
Comprehensive income	$734	$624	$70	$(694)	$734
Three Months Ended July 5, 2015
Revenue	$—	$6,883	$999	$—	$7,882
Cost of sales	(4)	5,574	764	—	6,334
G&A	12	381	74	—	467
Operating earnings	(8)	928	161	—	1,081
Interest, net	(20)	(2)	2	—	(20)
Earnings before income tax	(28)	926	163	—	1,061
Provision for income tax, net	(16)	298	27	—	309
Equity in net earnings of subsidiaries	764	—	—	(764)	—
Net earnings	$752	$628	$136	$(764)	$752
Comprehensive income	$876	$631	$198	$(829)	$876

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Six Months Ended July 3, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$13,509	$1,880	$—	$15,389
Cost of sales	2	10,870	1,448	—	12,320
G&A	20	781	145	—	946
Operating earnings	(22)	1,858	287	—	2,123
Interest, net	(46)	—	1	—	(45)
Other, net	10	1	—	—	11
Earnings before income tax	(58)	1,859	288	—	2,089
Provision for income tax, net	(51)	597	55	—	601
Discontinued operations	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	1,495	—	—	(1,495)	—
Net earnings	$1,475	$1,262	$233	$(1,495)	$1,475
Comprehensive income	$1,796	$1,257	$499	$(1,756)	$1,796
Six Months Ended July 5, 2015
Revenue	$—	$13,651	$2,015	$—	$15,666
Cost of sales	(3)	11,036	1,555	—	12,588
G&A	24	797	149	—	970
Operating earnings	(21)	1,818	311	—	2,108
Interest, net	(43)	(1)	3	—	(41)
Other, net	1	2	—	—	3
Earnings before income tax	(63)	1,819	314	—	2,070
Provision for income tax, net	(41)	588	55	—	602
Equity in net earnings of subsidiaries	1,490	—	—	(1,490)	—
Net earnings	$1,468	$1,231	$259	$(1,490)	$1,468
Comprehensive income	$1,308	$1,237	$(26)	$(1,211)	$1,308

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

July 3, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,011	$—	$888	$—	$1,899
Accounts receivable	—	1,248	2,291	—	3,539
Contracts in process	409	3,109	1,478	—	4,996
Inventories
Work in process	—	2,066	13	—	2,079
Raw materials	—	1,298	37	—	1,335
Finished goods	—	21	5	—	26
Pre-owned aircraft	—	80	—	—	80
Other current assets	44	196	192	—	432
Total current assets	1,464	8,018	4,904	—	14,386
Noncurrent assets:
Property, plant and equipment (PP&E)	193	6,420	1,158	—	7,771
Accumulated depreciation of PP&E	(63)	(3,546)	(722)	—	(4,331)
Intangible assets	—	1,447	929	—	2,376
Accumulated amortization of intangible assets	—	(1,159)	(484)	—	(1,643)
Goodwill	—	8,046	3,526	—	11,572
Other assets	1,236	239	163	—	1,638
Investment in subsidiaries	41,865	—	—	(41,865)	—
Total noncurrent assets	43,231	11,447	4,570	(41,865)	17,383
Total assets	$44,695	$19,465	$9,474	$(41,865)	$31,769
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$36	$—	$537
Customer advances and deposits	—	2,748	2,617	—	5,365
Other current liabilities	1,377	3,468	1,388	—	6,233
Total current liabilities	1,877	6,217	4,041	—	12,135
Noncurrent liabilities:
Long-term debt	2,876	23	—	—	2,899
Other liabilities	3,276	1,952	512	—	5,740
Total noncurrent liabilities	6,152	1,975	512	—	8,639
Intercompany	25,671	(24,364)	(1,307)	—	—
Shareholders' equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders' equity	10,513	35,631	3,874	(39,505)	10,513
Total shareholders' equity	10,995	35,637	6,228	(41,865)	10,995
Total liabilities and shareholders' equity	$44,695	$19,465	$9,474	$(41,865)	$31,769

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,732	$—	$1,053	$—	$2,785
Accounts receivable	—	1,181	2,265	—	3,446
Contracts in process	514	2,795	1,048	—	4,357
Inventories
Work in process	—	1,882	7	—	1,889
Raw materials	—	1,344	32	—	1,376
Finished goods	—	23	5	—	28
Pre-owned aircraft	—	73	—	—	73
Other current assets	140	213	264	—	617
Total current assets	2,386	7,511	4,674	—	14,571
Noncurrent assets:
PP&E	189	6,386	1,101	—	7,676
Accumulated depreciation of PP&E	(59)	(3,462)	(689)	—	(4,210)
Intangible assets	—	1,445	909	—	2,354
Accumulated amortization of intangible assets	—	(1,122)	(469)	—	(1,591)
Goodwill	—	8,040	3,403	—	11,443
Other assets	1,379	207	168	—	1,754
Investment in subsidiaries	40,062	—	—	(40,062)	—
Total noncurrent assets	41,571	11,494	4,423	(40,062)	17,426
Total assets	$43,957	$19,005	$9,097	$(40,062)	$31,997
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,038	2,636	—	5,674
Other current liabilities	1,331	3,309	1,630	—	6,270
Total current liabilities	1,831	6,348	4,266	—	12,445
Noncurrent liabilities:
Long-term debt	2,874	24	—	—	2,898
Other liabilities	3,417	2,021	478	—	5,916
Total noncurrent liabilities	6,291	2,045	478	—	8,814
Intercompany	25,097	(23,816)	(1,281)	—	—
Shareholders' equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders' equity	10,256	34,422	3,280	(37,702)	10,256
Total shareholders' equity	10,738	34,428	5,634	(40,062)	10,738
Total liabilities and shareholders' equity	$43,957	$19,005	$9,097	$(40,062)	$31,997

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended July 3, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$280	$399	$194	$—	$873
Cash flows from investing activities:
Capital expenditures	(3)	(111)	(20)	—	(134)
Other, net	1	(15)	(37)	—	(51)
Net cash used by investing activities	(2)	(126)	(57)	—	(185)
Cash flows from financing activities:
Purchases of common stock	(1,189)	—	—	—	(1,189)
Dividends paid	(447)	—	—	—	(447)
Proceeds from stock option exercises	92	—	—	—	92
Other, net	(31)	(1)	36	—	4
Net cash used by financing activities	(1,575)	(1)	36	—	(1,540)
Net cash used by discontinued operations	(34)	—	—	—	(34)
Cash sweep/funding by parent	610	(272)	(338)	—	—
Net decrease in cash and equivalents	(721)	—	(165)	—	(886)
Cash and equivalents at beginning of period	1,732	—	1,053	—	2,785
Cash and equivalents at end of period	$1,011	$—	$888	$—	$1,899
Six Months Ended July 5, 2015
Net cash provided by operating activities*	$103	$1,133	$197	$—	$1,433
Cash flows from investing activities:
Maturities of held-to-maturity securities	500	—	—	—	500
Proceeds from sales of assets	162	97	—	—	259
Capital expenditures	(2)	(180)	(8)	—	(190)
Other, net	2	(20)	—	—	(18)
Net cash provided by investing activities	662	(103)	(8)	—	551
Cash flows from financing activities:
Purchases of common stock	(1,565)	—	—	—	(1,565)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Dividends paid	(432)	—	—	—	(432)
Proceeds from stock option exercises	198	—	—	—	198
Other, net	(28)	3	—	—	(25)
Net cash used by financing activities	(2,327)	3	—	—	(2,324)
Net cash used by discontinued operations	(16)	—	—	—	(16)
Cash sweep/funding by parent	1,338	(1,033)	(305)	—	—
Net increase in cash and equivalents	(240)	—	(116)	—	(356)
Cash and equivalents at beginning of period	2,536	—	1,852	—	4,388
Cash and equivalents at end of period	$2,296	$—	$1,736	$—	$4,032
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
Operating earnings and margin in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete or both. Therefore, changes in costs incurred in the period compared with prior periods do not necessarily impact profitability. It is only when total estimated costs at completion on a given contract change without a corresponding change in the contract value that the profitability of that contract may be impacted. Contract mix refers to changes in the volume of higher- vs. lower-margin work. Additionally, higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).
CONSOLIDATED OVERVIEW

Three Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$7,665	$7,882	$(217)	(2.8)%
Operating costs and expenses	6,595	6,801	(206)	(3.0)%
Operating earnings	1,070	1,081	(11)	(1.0)%
Operating margin	14.0%	13.7%
Six Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$15,389	$15,666	$(277)	(1.8)%
Operating costs and expenses	13,266	13,558	(292)	(2.2)%
Operating earnings	2,123	2,108	15	0.7%
Operating margin	13.8%	13.5%
Our consolidated results for the second quarter of 2016 reflected superb operating performance, with operating earnings over $1 billion for the seventh consecutive quarter and record-high operating margins of 14 percent and 13.8 percent in the second quarter and first six months of 2016, respectively.
Revenue was lower in the second quarter and first six months of 2016 driven primarily by decreased volume in our Aerospace and Combat Systems groups. These decreases were offset partially by higher U.S. Navy ship construction and engineering work in our Marine Systems group.
For both periods, operating costs and expenses decreased at a greater rate than revenue, continuing a trend of operating margin growth compared with the prior-year periods. After excluding the effect of a $23 non-recurring gain on the sale of a business in the second quarter of 2015, operating margins increased 60 basis points and 50 basis points in the second quarter and first six months of 2016, respectively. This margin expansion was due to improved performance and continued cost reduction efforts in the Aerospace, Combat Systems, and Information Systems and Technology groups.

REVIEW OF BUSINESS GROUPS
Following is a discussion of operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed for specific types of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the lines of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the group's results. Additional information regarding our business groups can be found in Note N to the unaudited Consolidated Financial Statements in Item 1.
AEROSPACE

Three Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$2,134	$2,258	$(124)	(5.5)%
Operating earnings	434	439	(5)	(1.1)%
Operating margin	20.3%	19.4%

Gulfstream aircraft deliveries (in units):
Green	31	36	(5)	(13.9)%
Outfitted	34	41	(7)	(17.1)%
Six Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$4,121	$4,366	$(245)	(5.6)%
Operating earnings	845	870	(25)	(2.9)%
Operating margin	20.5%	19.9%

Gulfstream aircraft deliveries (in units):
Green	62	70	(8)	(11.4)%
Outfitted	61	73	(12)	(16.4)%
Operating Results
The change in the Aerospace group's revenue in the second quarter and first six months of 2016 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$(135)	$(255)
Aircraft services	37	41
Pre-owned aircraft	(26)	(31)
Total decrease	$(124)	$(245)
Aircraft manufacturing, outfitting and completions revenue decreased in the second quarter and first six months of 2016 due primarily to fewer planned deliveries of G550 and G450 large-cabin aircraft, offset partially by additional deliveries of the ultra-large-cabin G650 aircraft. Aircraft services revenue increased in 2016, driven by higher demand for maintenance and customization work. While we sold the same number of pre-owned aircraft in the second quarter and first six months of 2016 compared to the prior-year periods, the type of aircraft sold in 2016 resulted in lower pre-owned aircraft revenue.
The change in the group's operating earnings in the second quarter and first six months of 2016 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$(5)	$(60)
Aircraft services	19	38
Pre-owned aircraft	(4)	(6)
G&A/other expenses	(15)	3
Total decrease	$(5)	$(25)
Operating margin in the Aerospace group increased 90 basis points in the second quarter and 60 basis points in the first six months of 2016 compared with the prior-year periods, driven primarily by cost savings initiatives and improved operating performance.
Aircraft manufacturing, outfitting and completions earnings were down in the second quarter and first six months of 2016 due to fewer aircraft deliveries and the absence of a supplier settlement received in the first quarter of 2015, offset partially by favorable cost performance. The group’s aircraft services operating earnings have been particularly strong in 2016 due to a favorable mix of work and improved labor efficiencies. In the second quarter of 2016, the group's operating earnings were impacted by slightly higher R&D expenses (included in G&A/other expenses above) associated with ongoing product development efforts.
Outlook
We expect the group's full-year 2016 revenue to be between $8.5 and $8.6 billion with operating margin slightly above 20 percent, resulting in a modest increase in operating earnings from 2015 to 2016.
COMBAT SYSTEMS

Three Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$1,315	$1,408	$(93)	(6.6)%
Operating earnings	219	226	(7)	(3.1)%
Operating margin	16.7%	16.1%
Six Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$2,588	$2,771	$(183)	(6.6)%
Operating earnings	436	430	6	1.4%
Operating margin	16.8%	15.5%
Operating Results
The change in the Combat Systems group's revenue in the second quarter and first six months of 2016 consisted of the following:

	Second Quarter	Six Months
International military vehicles	$(38)	$(126)
Weapon systems and munitions	(50)	(50)
U.S. military vehicles	(5)	(7)
Total decrease	$(93)	$(183)
Mix shift on our international military vehicle programs drove lower revenue in the second quarter and first six months of 2016 as we transition from engineering to production on major combat-vehicle contracts for customers in the Middle East and Europe and timing of work on the group's contract to upgrade and modernize LAV III combat vehicles for the Canadian Army. Weapon systems and munitions revenues decreased in 2016 due primarily to delays on several products, including Hydra-70 rockets and ammunition for U.S. allies.
Translation of our international businesses' revenue into U.S. dollars in 2016 was affected negatively by foreign currency exchange rate fluctuations, primarily due to the strengthening of the U.S. dollar against the Canadian dollar, continuing a trend we have been experiencing since last year. Had foreign currency exchange rates in the second quarter and first six months of 2016 held constant from the same periods in 2015, revenue in the Combat Systems group in the second quarter and first six months of 2016 would have decreased 5.4 percent and 3.9 percent, respectively, compared with the prior-year periods.
The Combat Systems group's operating margin increased 60 basis points in the second quarter and 130 basis points in the first six months of 2016, driven by a favorable contract mix and improved operating performance across each of our businesses.
Outlook
We expect the Combat Systems group’s full-year revenue to increase slightly in 2016 despite the foreign exchange headwind discussed above. Given the strong operating performance in the first half of 2016, full-year operating margin is expected to expand to approximately 16 percent.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$2,229	$2,215	$14	0.6%
Operating earnings	244	237	7	3.0%
Operating margin	10.9%	10.7%
Six Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$4,562	$4,585	$(23)	(0.5)%
Operating earnings	492	454	38	8.4%
Operating margin	10.8%	9.9%
Operating Results
The Information Systems and Technology group's revenue has been essentially steady compared with the second quarter and first six months of 2015. The change in each period consisted of the following:

	Second Quarter	Six Months
C4ISR solutions	$4	$41
IT services	10	(64)
Total increase (decrease)	$14	$(23)
C4ISR solutions revenue increased in the second quarter and first six months of 2016 due primarily to higher volume on the Warfighter Information Network-Tactical (WIN-T) mobile communications network program. While revenue increased slightly in the second quarter of 2016 in our IT services business, revenue decreased in the first six months of 2016 driven by lower volume on our health solutions programs, including less contact-center services work for the Centers for Medicare & Medicaid Services.
Operating earnings in the second quarter of 2015 included a gain of $23 on the sale of a commercial cyber security product business. Excluding the impact of this gain on the prior-year periods, the group's operating margin increased 120 basis points and 140 basis points in the second quarter and first six months of 2016, respectively, driven primarily by strong program performance and favorable program mix across our product portfolio. The group continues to realize synergies following the 2015 consolidation of two of our businesses.
Outlook
We expect full-year 2016 revenue in the Information Systems and Technology group to be up slightly from 2015. Full-year operating margin is expected to expand to the mid- to high-10 percent range.
MARINE SYSTEMS

Three Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$1,987	$2,001	$(14)	(0.7)%
Operating earnings	181	187	(6)	(3.2)%
Operating margin	9.1%	9.3%
Six Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$4,118	$3,944	$174	4.4%
Operating earnings	373	375	(2)	(0.5)%
Operating margin	9.1%	9.5%
Operating Results
The change in the Marine Systems group’s revenue in the second quarter and first six months of 2016 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship construction	$18	$170
U.S. Navy ship engineering, repair and other services	12	66
Commercial ship construction	(44)	(62)
Total (decrease) increase	$(14)	$174
The increase in U.S. Navy ship construction revenue in the second quarter and first six months of 2016 was due to higher volume on Block IV of the Virginia-class submarine program. Revenue from U.S. Navy ship engineering, repair and other services increased in 2016 due primarily to development work on the

Ohio-class submarine replacement program. Jones Act commercial ship construction revenue decreased following the delivery of three ships in the first six months of 2016. We have five ships scheduled for delivery through 2017.
Operating margin decreased 20 basis points in the second quarter and 40 basis points in the first six months of 2016 due to contract mix, reflecting a shift in workload from a mature prior-year Expeditionary Mobile Base (ESB) ship that was replaced by commercial ship work.
Outlook
We expect the Marine Systems group’s full-year 2016 revenue to be somewhat higher compared with 2015. We expect the group's operating margin to be in the low-9 percent range.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate costs totaled $8 in the second quarter of 2016 and 2015, and $23 in the first six months of 2016 compared with $21 in the 2015 period. We expect full-year 2016 Corporate operating costs of approximately $40.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$4,848	$5,138	$(290)	(5.6)%
Operating costs	3,747	4,031	(284)	(7.0)%
Six Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$9,712	$10,070	$(358)	(3.6)%
Operating costs	7,530	7,850	(320)	(4.1)%
The change in product revenue in the second quarter and first six months of 2016 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$(130)	$(254)
Military vehicle products	(74)	(216)
Ship construction	(28)	95
Other, net	(58)	17
Total decrease	$(290)	$(358)
Product revenue decreased in the second quarter and first six months of 2016 due primarily to fewer large-cabin aircraft deliveries and the transition from engineering to production on major combat-vehicle contracts for customers in the Middle East and Europe. These decreases were offset partially in the first six months of 2016 by an increase in ship construction revenue due primarily to higher volume on Block IV of the Virginia-class submarine program.
Product operating costs decreased in the second quarter and first six months of 2016 consistent with the lower volume on the programs described above.

SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$2,817	$2,744	$73	2.7%
Operating costs	2,362	2,303	59	2.6%
Six Months Ended	July 3, 2016	July 5, 2015	Variance
Revenue	$5,677	$5,596	$81	1.4%
Operating costs	4,790	4,738	52	1.1%
The increase in service revenue in the second quarter and first six months of 2016 consisted of the following:

	Second Quarter	Six Months
Military vehicle services	$31	$82
Ship engineering, repair and other services	14	79
Aircraft services	32	41
IT services	(21)	(140)
Other, net	17	19
Total increase	$73	$81
Service revenue increased in the second quarter and first six months of 2016 despite a decrease in IT services revenue due primarily to lower volume on our health solutions programs. The increase in service revenue was driven by higher volume of support services for our major military vehicle production programs and increased development work on the Ohio-class submarine replacement program. Aircraft services revenue increased due to higher demand for maintenance and customization work.
Service operating costs increased in the second quarter and first six months of 2016 consistent with the higher volume on the programs described above.
OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.1 percent and 6.2 percent in the first six months of 2016 and 2015, respectively. We expect full-year G&A expenses in 2016 to be generally consistent with 2015.
Interest, Net
Net interest expense was $45 in the first six months of 2016 compared with $41 in the same period in 2015. We expect full-year 2016 net interest expense to be approximately $95.
Provision for Income Tax, Net
Our effective tax rate was 28.8 percent in the first six months of 2016 compared with 29.1 percent in the prior-year period. The effective tax rate in 2016 has been favorably impacted by the adoption of Accounting Standards Update (ASU) 2016-09. For further discussion of the adoption of ASU 2016-09, see Note A to the unaudited Consolidated Financial Statements in Part I, Item 1. The effective tax rate in 2015 included the impact of favorable contract close-outs. For 2016, we anticipate the full-year effective tax rate to be approximately 29 percent.

Discontinued Operations, Net of Tax
In the first quarter of 2016, we recognized a final adjustment of $13 to the loss on the sale of our axle business in the Combat Systems group. The business was sold in 2015.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $63.2 billion at the end of the second quarter of 2016, down 2.3 percent from $64.7 billion on April 3, 2016. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $89.1 billion on July 3, 2016, essentially unchanged from the prior quarter.
Estimated potential contract value includes work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts or unexercised options associated with existing firm contracts. Contract options in our defense business represent agreements to perform additional work under existing contracts at the election of the customer. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value. We recognize options in backlog when the customer exercises the option and establishes a firm order. In the Aerospace group, estimated potential contract value represents primarily options to purchase new aircraft and long-term agreements with fleet customers.
The following table details the backlog and the estimated potential contract value of each business group at the end of the second and first quarters of 2016:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	July 3, 2016
Aerospace	$11,629	$126	$11,755	$2,221	$13,976
Combat Systems	18,032	478	18,510	4,812	23,322
Information Systems and Technology	7,508	2,292	9,800	14,560	24,360
Marine Systems	15,908	7,260	23,168	4,237	27,405
Total	$53,077	$10,156	$63,233	$25,830	$89,063

	April 3, 2016
Aerospace	$12,465	$147	$12,612	$2,368	$14,980
Combat Systems	18,260	565	18,825	4,959	23,784
Information Systems and Technology	7,442	1,991	9,433	15,146	24,579
Marine Systems	16,547	7,317	23,864	1,999	25,863
Total	$54,714	$10,020	$64,734	$24,472	$89,206

AEROSPACE
Aerospace funded backlog represents aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services.

The group ended the second quarter of 2016 with backlog of $11.8 billion compared with $12.6 billion on April 3, 2016. Demand in the Aerospace group continues to be healthy and we received orders for Gulfstream aircraft across our product portfolio in the second quarter of 2016.

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
Total backlog in our defense groups was $51.5 billion on July 3, 2016, down slightly from $52.1 billion on April 3, 2016. The book-to-bill ratio (orders divided by revenue) in our Information Systems and Technology group exceeded one-to-one in the second quarter of 2016, continuing a trend of book-to-bill in the group equal to or greater than one-to-one in eight of the last 10 quarters. Backlog decreased slightly in Combat Systems and Marine Systems as these groups perform on major multi-year contracts. Estimated potential contract value was $23.6 billion on July 3, 2016, up over 6 percent compared with $22.1 billion on April 3, 2016. Each of our defense groups received notable contract awards during the second quarter of 2016.
Combat Systems awards included the following:

•	$250 from the U.S. Army for the production of Stryker vehicles with an integrated 30-millimeter gun system.
Information Systems and Technology awards included the following:

•	$630 from the Centers for Medicare & Medicaid Services for contact-center services.

•	$215 from the U.S. Department of State to provide supply chain management services.

•	$135 from the Army for ruggedized computing equipment under the Common Hardware Systems-4 (CHS-4) program.

•	$90 from the Army's Information Technology Agency to operate and maintain network infrastructure.
Marine Systems awards included the following:

•
$640 from the U.S. Navy to design and construct the lead ship in the next generation of fleet oilers, the John Lewis class (TAO-205). Options for five additional ships are included in our estimated potential contract value.

•	$165 from the Navy for lead yard and design services for the Virginia-class submarine program.

•	$105 from the Navy to procure long-lead-time material and engineering support for the fifth ESB ship.

•	$55 from the Navy for design work on the Ohio-class submarine replacement program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2016 with a cash balance of $1.9 billion, down $886 from the end of 2015. Our net debt position, defined as cash and equivalents and marketable securities less debt, was $1.5 billion at the end of the second quarter of 2016 compared with $614 at the end of 2015. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statements of Cash Flows, in the first six months of 2016 and 2015.
OPERATING ACTIVITIES
We generated cash from operating activities of $873 in the first six months of 2016 compared with $1.4 billion in the same period in 2015. The primary driver of cash flows in both periods was net earnings. As expected, cash flows in the first six months of 2016 were negatively affected by the utilization of significant customer deposits related to a large contract for a Middle Eastern customer in our Combat Systems group and growth in operating working capital in our Aerospace group from the build-up of inventory related to the new G500 and G600 aircraft programs.
INVESTING ACTIVITIES
Cash used by investing activities was $185 in the first six months of 2016 compared with cash provided by investing activities of $551 in the same period in 2015. The primary use of cash for investing activities in both periods was capital expenditures. We expect capital expenditures of approximately 2 percent of revenue in 2016. Other investing activities included cash paid for business acquisitions, maturities of marketable securities and proceeds from asset sales. Cash provided by investing activities in 2015 included proceeds from divestitures and $500 of proceeds from maturing marketable securities.
FINANCING ACTIVITIES
Cash used for financing activities was $1.5 billion in the first six months of 2016 compared with $2.3 billion in the same period in 2015. Our financing activities include repurchases of common stock, payment of dividends and debt repayments. Net cash from financing activities also include proceeds received from stock option exercises.
In the first six months of 2016, we repurchased approximately 8.9 million of our outstanding shares for $1.2 billion. On March 2, 2016, the board of directors authorized management to repurchase up to 10 million additional shares of common stock on the open market. On July 3, 2016, 10.7 million shares remained authorized by our board of directors for repurchase, approximately 4 percent of our total shares outstanding. We repurchased 12.1 million shares for a total of $1.7 billion in the first six months of 2015.
On March 2, 2016, our board of directors declared an increased quarterly dividend of $0.76 per share, the 19th consecutive annual increase. The board had previously increased the quarterly dividend to $0.69 per share in March 2015. Cash dividends paid were $447 in the first six months of 2016 compared with $432 in the same period in 2015.
In the first six months of 2015, we repaid $500 of fixed-rate notes on their scheduled maturity date with the proceeds from the maturing marketable securities discussed in Investing Activities.
In July 2016, subsequent to the end of the quarter, we repaid $500 of fixed-rate notes on their maturity date with cash on hand. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1 for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.

We had no commercial paper outstanding on July 3, 2016. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2018 and a $1 billion facility expiring in November 2020. These facilities are for general corporate purposes and working capital needs and are required by rating agencies to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Six Months Ended	July 3, 2016	July 5, 2015
Net cash provided by operating activities	$873	$1,433
Capital expenditures	(134)	(190)
Free cash flow from operations	$739	$1,243
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	59%	98%
Free cash flow from operations	50%	85%
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

ADDITIONAL FINANCIAL INFORMATION
ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES
For a discussion of environmental matters and other contingencies, see Note L to the unaudited Consolidated Financial Statements in Part I, Item 1. We do not expect our aggregate liability with respect to these matters to have a material impact on our results of operations, financial condition or cash flows.
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review our performance monthly and update our contract estimates regularly. We recognize adjustments in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of an adjustment in estimate is recognized prospectively over the remaining contract term. The net impact of adjustments in contract estimates on our operating earnings (and on a diluted per-share basis) totaled favorable changes of $83 ($0.17) and $187 ($0.39) for the three- and six-month periods ended July 3, 2016, and $45 ($0.09) and $108 ($0.21) for the three- and six-month periods ended July 5, 2015, respectively. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements in the second quarter and first six months of 2016 or 2015.
In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard. Once a final technical corrections and improvements update is issued by the FASB in 2016, the standard is expected to be final.
ASU 2014-09 is effective in the first quarter of 2018 for public companies. However, entities can elect to adopt one year earlier in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative-effect transition method.
We are utilizing a bottom-up approach to analyze the standard’s impact on our contract portfolio, comparing our historical accounting policies and practices and identifying potential differences from applying the requirements of the new standard to our contracts. While this assessment continues, we have not yet completed our determination of the impacts of the standards or the effect of these impacts on our Consolidated Financial Statements. Consequently, we have not yet selected a transition date or method. We expect this determination will near completion in the second half of 2016. Because the new standard will impact our business processes, systems and controls, we have developed a comprehensive change management project plan to guide the implementation.
The required adoption of the ASU will preclude our use of the reallocation method of recognizing adjustments in estimated profit on contracts discussed above. As changes in estimated profit will be recognized in the period they are identified (cumulative catch-up method), rather than prospectively over the remaining contract term, we expect the impact of adjustments of contract estimates may be larger and potentially more variable from period to period. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
Other significant estimates include those related to goodwill and intangible assets, income taxes, pension and other post-retirement benefits, workers’ compensation, warranty obligations, and litigation and other contingencies. We employ judgment in making our estimates, but they are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
We believe our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2015. For a discussion of new accounting standards that have been issued by the FASB but are not yet effective, see Note A to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 3, 2016, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares That May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
4/4/16-5/1/16	202,826	$131.42	202,826	11,565,331
5/2/16-5/29/16	350,000	$143.28	350,000	11,215,331
5/30/16-7/3/16	525,000	$140.31	525,000	10,690,331
Total	1,077,826	$139.60
* On March 2, 2016, the board of directors authorized management to repurchase 10 million additional shares of common stock.
We did not make any unregistered sales of equity in the second quarter.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive Data File*

* Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
Kimberly A. Kuryea
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: July 27, 2016