Form 10-Q
period 2016-10-02
GENERAL DYNAMICS CORP
filed 2016-10-26
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No ✓
304,519,550 shares of the registrant’s common stock, $1 par value per share, were outstanding on October 2, 2016.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	October 2, 2016	October 4, 2015
Revenue:
Products	$4,844	$5,119
Services	2,887	2,875
	7,731	7,994
Operating costs and expenses:
Products	3,757	4,037
Services	2,434	2,447
General and administrative (G&A)	471	476
	6,662	6,960
Operating earnings	1,069	1,034
Interest, net	(23)	(23)
Other, net	2	2
Earnings from continuing operations before income tax	1,048	1,013
Provision for income tax, net	281	280
Earnings from continuing operations	767	733
Discontinued operations, net of tax benefit of $46 in 2016 and $7 in 2015	(84)	—
Net earnings	$683	$733

Earnings per share
Basic:
Continuing operations	$2.52	$2.31
Discontinued operations	(0.27)	—
Net earnings	$2.25	$2.31
Diluted:
Continuing operations	$2.48	$2.28
Discontinued operations	(0.27)	—
Net earnings	$2.21	$2.28
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	October 2, 2016	October 4, 2015
Revenue:
Products	$14,556	$15,189
Services	8,564	8,471
	23,120	23,660
Operating costs and expenses:
Products	11,287	11,887
Services	7,224	7,185
G&A	1,417	1,446
	19,928	20,518
Operating earnings	3,192	3,142
Interest, net	(68)	(64)
Other, net	13	5
Earnings from continuing operations before income tax	3,137	3,083
Provision for income tax, net	882	882
Earnings from continuing operations	2,255	2,201
Discontinued operations, net of tax benefit of $46 in 2016 and $7 in 2015	(97)	—
Net earnings	$2,158	$2,201

Earnings per share
Basic:
Continuing operations	$7.38	$6.79
Discontinued operations	(0.31)	—
Net earnings	$7.07	$6.79
Diluted:
Continuing operations	$7.25	$6.68
Discontinued operations	(0.31)	—
Net earnings	$6.94	$6.68
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Net earnings	$683	$733	$2,158	$2,201
Gains (losses) on cash flow hedges	102	53	260	(331)
Unrealized losses on securities	(1)	(4)	(5)	(4)
Foreign currency translation adjustments	(43)	(195)	82	(230)
Change in retirement plans' funded status	65	99	191	287
Other comprehensive income (loss), pretax	123	(47)	528	(278)
Provision (benefit) for income tax, net	49	46	133	(25)
Other comprehensive income (loss), net of tax	74	(93)	395	(253)
Comprehensive income	$757	$640	$2,553	$1,948
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in millions)	October 2, 2016	December 31, 2015
ASSETS
Current assets:
Cash and equivalents	$2,303	$2,785
Accounts receivable	3,502	3,446
Contracts in process	5,213	4,357
Inventories	3,657	3,366
Other current assets	622	617
Total current assets	15,297	14,571
Noncurrent assets:
Property, plant and equipment, net	3,445	3,466
Intangible assets, net	715	763
Goodwill	11,581	11,443
Other assets	1,630	1,754
Total noncurrent assets	17,371	17,426
Total assets	$32,668	$31,997
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1	$501
Accounts payable	2,276	1,964
Customer advances and deposits	5,249	5,674
Other current liabilities	4,367	4,306
Total current liabilities	11,893	12,445
Noncurrent liabilities:
Long-term debt	3,885	2,898
Other liabilities	5,573	5,916
Commitments and contingencies (See Note L)
Total noncurrent liabilities	9,458	8,814
Shareholders' equity:
Common stock	482	482
Surplus	2,789	2,730
Retained earnings	24,661	23,204
Treasury stock	(13,724)	(12,392)
Accumulated other comprehensive loss	(2,891)	(3,286)
Total shareholders' equity	11,317	10,738
Total liabilities and shareholders' equity	$32,668	$31,997
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 2, 2016	October 4, 2015
Cash flows from operating activities - continuing operations:
Net earnings	$2,158	$2,201
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	272	272
Amortization of intangible assets	70	88
Equity-based compensation expense	76	84
Deferred income tax provision	218	88
Discontinued operations, net of tax	97	—
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(52)	254
Contracts in process	(957)	391
Inventories	(288)	(29)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	305	334
Customer advances and deposits	(574)	(1,508)
Other, net	47	95
Net cash provided by operating activities	1,372	2,270
Cash flows from investing activities:
Capital expenditures	(244)	(360)
Maturities of held-to-maturity securities	—	500
Proceeds from sales of assets	4	290
Other, net	(42)	(12)
Net cash (used) provided by investing activities	(282)	418
Cash flows from financing activities:
Purchases of common stock	(1,514)	(2,729)
Proceeds from fixed-rate notes	992	—
Dividends paid	(678)	(655)
Repayment of fixed-rate notes	(500)	(500)
Proceeds from stock option exercises	211	240
Other, net	(39)	(29)
Net cash used by financing activities	(1,528)	(3,673)
Net cash used by discontinued operations	(44)	(31)
Net decrease in cash and equivalents	(482)	(1,016)
Cash and equivalents at beginning of period	2,785	4,388
Cash and equivalents at end of period	$2,303	$3,372
Supplemental cash flow information:
Cash payments for:
Income taxes	$677	$776
Interest	$58	$62
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2015	$482	$2,730	$23,204	$(12,392)	$(3,286)	$10,738
Net earnings	—	—	2,158	—	—	2,158
Cash dividends declared	—	—	(701)	—	—	(701)
Equity-based awards	—	59	—	206	—	265
Shares purchased	—	—	—	(1,538)	—	(1,538)
Other comprehensive income	—	—	—	—	395	395
October 2, 2016	$482	$2,789	$24,661	$(13,724)	$(2,891)	$11,317

December 31, 2014	$482	$2,548	$21,127	$(9,396)	$(2,932)	$11,829
Net earnings	—	—	2,201	—	—	2,201
Cash dividends declared	—	—	(673)	—	—	(673)
Equity-based awards	—	149	—	210	—	359
Shares purchased	—	—	—	(2,729)	—	(2,729)
Other comprehensive loss	—	—	—	—	(253)	(253)
October 4, 2015	$482	$2,697	$22,655	$(11,915)	$(3,185)	$10,734
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended October 2, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended October 2, 2016, and October 4, 2015.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015.
Revenue Recognition. We account for revenue and earnings using the percentage-of-completion method. Under this method, we recognize contract costs and revenue as the work progresses, either as the products are produced or as services are rendered. We estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the loss in the quarter it is identified.
We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of an adjustment in estimate is recognized prospectively over the remaining contract term. The net impact of adjustments in contract estimates on our operating earnings (and on a diluted per-share basis) totaled favorable adjustments of $44 ($0.09) and $231 ($0.48) for the three- and nine-month periods ended October 2, 2016, and $44 ($0.09) and $152 ($0.30) for the three- and nine-month periods ended October 4, 2015, respectively. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements in the three- and nine-month periods ended October 2, 2016, and October 4, 2015.

In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard. The FASB has also issued two exposure drafts with technical corrections and updates intended to clarify ASU 2014-09. The exposure drafts are not expected to have a significant impact on the application of ASU 2014-09 and are anticipated to be issued as final ASUs prior to December 31, 2016.
ASU 2014-09 is effective in the first quarter of 2018 for public companies. However, companies can elect to adopt one year earlier in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative-effect transition method.
Because the new standard will impact our business processes, systems and controls, we commenced our assessment of the standard during the second half of 2014 and developed a comprehensive change management project plan to guide the implementation. This project plan includes analyzing the standard’s impact on our contract portfolio, comparing our historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the requirements of the new standard to our contracts. With the assessment nearing completion, we plan to adopt the standard in the first quarter of 2017 using the retrospective transition method.
We anticipate that the adoption of ASU 2014-09 will have primarily two impacts on our portfolio of contracts and our Consolidated Financial Statements. The majority of our long-term contracts will continue to recognize revenue and earnings over time as the work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. However, we will be precluded from using the reallocation method of recognizing adjustments in estimated profit on contracts discussed previously. The total impact of an adjustment in estimated profit recorded to date on a contract will be recognized in the period it is identified (cumulative catch-up method), rather than recognizing the impact of an adjustment prospectively over the remaining contract term. As a result, adjustments in contract estimates may be larger and likely more variable from period to period, particularly on our contracts of greater value and longer performance period (for example, in our Marine Systems group), and may introduce an element of variability to our operating results that we have not experienced using the reallocation method. Despite this variability, a contract’s cash flows and overall profitability at completion are the same under the cumulative catch-up method versus our current method of prospectively recognizing adjustments in estimate. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
For our contracts for the manufacture of business-jet aircraft in the Aerospace group, we currently record revenue at two contractual milestones, green and outfitted aircraft delivery. Under ASU 2014-09, we will record revenue when control is transferred to the customer, generally when the customer accepts the fully outfitted aircraft. ASU 2014-09 will not change the total revenue or operating earnings recognized on our new aircraft contracts, only the timing of when those amounts are recognized.
Numerous other contracts in our portfolio will be impacted by ASU 2014-09, due primarily to the identification of multiple performance obligations within a single contract. However, we do not anticipate that these impacts will be material to our Consolidated Financial Statements.

We have assessed our 2015 operating results under ASU 2014-09. In our three defense groups, the assessment under ASU 2014-09 did not have a material impact on our results of operations. Our defense groups’ revenue and operating margin for 2015 were essentially unchanged. In our Aerospace group, the assessment under ASU 2014-09 increased revenue and operating margin by 4 percent and 40 basis points, respectively, as compared to 2015 operating results under existing GAAP. The increase in revenue and operating margin compared to as-reported 2015 operating results is due to the relationship between green and outfitted aircraft deliveries and the timing and mix of those aircraft deliveries. Because we delivered more outfitted aircraft than green aircraft in 2015, revenue and operating earnings were higher in 2015 under ASU 2014-09 versus under existing GAAP.
The impact of ASU 2014-09 on our 2015 operating results may or may not be representative of the impact on subsequent years' results. As noted above, aircraft manufacturing revenue in our Aerospace group will be recognized when control is transferred to the customer, generally when the customer accepts the fully outfitted aircraft, which will depend on annual delivery rates. Moreover, as described above in our defense groups, use of the cumulative catch-up method of recognizing adjustments in estimated profits on our long-term contracts will require us to recognize the total impact of an adjustment in the period it is identified rather than prospectively over the remaining contract term as we have in the past.
On our Consolidated Balance Sheet, long-term contracts will continue to be reported in a net asset (contracts in process) or liability (customer advances and deposits) position on a contract-by-contract basis at the end of each reporting period. Business-jet components in our Aerospace group will be reported in inventory until control of the aircraft transfers to the customer. The assessment of our December 31, 2015, Consolidated Balance Sheet under ASU 2014-09 resulted in some reclassifications among financial statement accounts, but these reclassifications did not materially change the total amount of net assets as of December 31, 2015.
Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective January 1, 2017. As we implement the new standard, we have developed internal controls to ensure that we adequately evaluate our portfolio of contracts under the five-step model and accurately restate our prior-period operating results under ASU 2014-09.
Discontinued Operations. In 2013, we settled litigation with the U.S. Navy related to the terminated A-12 aircraft contract in the company's former tactical military aircraft business. In connection with the settlement, we released some rights to reimbursement of costs on ships under contract at the time at our Bath, Maine shipyard. As we have progressed through the shipbuilding process, we have determined that the cost associated with this settlement is greater than anticipated. Therefore, in the third quarter of 2016, we recognized an $84 loss, net of taxes, to adjust the previously-recognized settlement value.
In addition, in the first quarter of 2016, we recognized a final adjustment to the loss on the sale of a business further discussed in Note B.
Accounting Standards Updates. The standards described below were issued by the FASB in 2016 and should be read in conjunction with the discussion of New Accounting Standards in our Annual Report on Form 10-K for the year ended December 31, 2015.

•
ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We adopted ASU 2016-09 in the second quarter of 2016. ASU 2016-09 impacted several aspects of our accounting for share-based payment transactions. The ASU requires that excess tax benefits and tax deficiencies be recognized as income tax expense or benefit in the Consolidated Statement of Earnings. Previously, these amounts were recognized directly to shareholders' equity. In the Consolidated Statement of Cash Flows, the excess tax benefit from equity-based compensation, previously classified as a financing activity, is now classified as an operating activity. Additionally, cash paid when directly withholding shares on an employee's behalf for tax withholding purposes is classified as a financing activity.
The impact of the adoption in the nine-month period ended October 2, 2016, was a tax benefit of approximately $60. As this area of the ASU permits only prospective adoption, there was no impact on our 2015 Consolidated Financial Statements.
In the Consolidated Statement of Cash Flows, the impact of the adoption in the nine-month period ended October 2, 2016, was a $91 increase in net cash provided by operating activities and a corresponding $91 increase in net cash used by financing activities. The areas of the ASU that relate to the Consolidated Statement of Cash Flows were adopted retrospectively. We have restated our prior-period Consolidated Statement of Cash Flows accordingly, resulting in a $100 increase in net cash provided by operating activities and a corresponding $100 increase in net cash used by financing activities for the nine-month period ended October 4, 2015. The other aspects of the ASU did not have a material impact on our results of operations, financial condition or cash flows.
Several other ASUs issued by the FASB in 2016 are not yet effective, including the following:

•
ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using the modified retrospective method of adoption, with early adoption permitted. We are in the preliminary phases of assessing the effect of the ASU on our portfolio of leases. While this assessment continues, we have not yet selected a transition date nor have we yet determined the effect of the ASU on our Consolidated Financial Statements.

•
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. ASU 2016-15 is effective retrospectively on January 1, 2018, with early adoption permitted. We have not yet determined the effect of the ASU on our Consolidated Financial Statements nor have we selected a transition date.

We do not expect other ASUs issued by the FASB in 2016 to have a material effect on our Consolidated Financial Statements.

B. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
Acquisitions and Divestitures
In 2016, we acquired an aircraft management and charter services provider in our Aerospace group and a manufacturer of unmanned underwater vehicles (UUVs) in our Information Systems and Technology group. As the purchase prices of these acquisitions are immaterial, they are included in other investing activities in the unaudited Consolidated Statement of Cash Flows. We did not acquire any businesses in 2015.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.

In 2015, we completed the sale of our axle business in our Combat Systems group and a commercial cyber security business in our Information Systems and Technology group. In the first quarter of 2016, we recognized a final adjustment to the loss on the sale of the axle business of $13 in discontinued operations.
Goodwill
The changes in the carrying amount of goodwill by reporting unit for the nine-month period ended October 2, 2016, were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2015 (a)	$2,542	$2,591	$6,021	$289	$11,443
Acquisitions (b)	28	—	6	—	34
Other (c)	61	43	—	—	104
October 2, 2016	$2,631	$2,634	$6,027	$289	$11,581
(a)Goodwill on December 31, 2015, in the Information Systems and Technology reporting unit is net of $2 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	October 2, 2016			December 31, 2015
Contract and program intangible assets (b)	$1,636	$(1,270)	$366	$1,626	$(1,214)	$412
Trade names and trademarks	470	(141)	329	455	(127)	328
Technology and software	120	(100)	20	119	(96)	23
Other intangible assets	154	(154)	—	154	(154)	—
Total intangible assets	$2,380	$(1,665)	$715	$2,354	$(1,591)	$763

(a)	Change in gross carrying amounts consists primarily of adjustments for foreign currency translation and acquired intangible assets.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense was $20 and $70 for the three- and nine-month periods ended October 2, 2016, and $29 and $88 for the three- and nine-month periods ended October 4, 2015.

C. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased throughout 2016 and 2015 due to share repurchases. See Note J for additional details of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs). The dilutive effect of stock options and restricted stock/RSUs increased because of the adoption of ASU 2016-09 in 2016. See Note A for additional detail of our adoption of this accounting standard.

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Basic weighted average shares outstanding	303,938	316,680	305,445	323,996
Dilutive effect of stock options and restricted stock/RSUs*	5,790	5,258	5,679	5,418
Diluted weighted average shares outstanding	309,728	321,938	311,124	329,414
* Excludes outstanding options to purchase shares of common stock because these options had exercise prices in excess of the average market price of our common stock during the period and therefore the effect of including these options would be antidilutive. These options totaled 4,622 and 4,080 for the three- and nine-month periods ended October 2, 2016, and 2,034 and 1,605 for the three- and nine-month periods ended October 4, 2015, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on October 2, 2016, or December 31, 2015.
Our financial instruments include cash and equivalents, marketable securities and other investments; accounts receivable and payable; short- and long-term debt; and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable and short-term debt on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on October 2, 2016, and December 31, 2015, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
Financial Assets (Liabilities) (a)	October 2, 2016
Available-for-sale securities	$179	$179	$93	$86
Derivatives	(403)	(403)	—	(403)
Long-term debt, including current portion	(3,923)	(4,002)	—	(4,002)

	December 31, 2015
Available-for-sale securities	$186	$186	$124	$62
Derivatives	(673)	(673)	—	(673)
Long-term debt, including current portion	(3,425)	(3,381)	—	(3,381)
(a)We had no Level 3 financial instruments on October 2, 2016, or December 31, 2015.
(b)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.

E. INCOME TAXES
Net Deferred Tax Asset. Our net deferred tax asset consisted of the following:

	October 2, 2016	December 31, 2015
Current deferred tax asset	$8	$3
Current deferred tax liability	(1,048)	(829)
Noncurrent deferred tax asset	1,152	1,272
Noncurrent deferred tax liability	(88)	(75)
Net deferred tax asset	$24	$371
Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The total amount of these tax liabilities on October 2, 2016, is not material to our results of operations, financial condition or cash flow.
We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2015. We do not expect the resolution of tax matters for open years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on October 2, 2016, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will significantly vary over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

F. CONTRACTS IN PROCESS
Contracts in process represent recoverable costs and, where applicable, accrued profit related to long-term contracts less associated advances and progress payments. These amounts have been inventoried until the customer is billed, generally in accordance with the agreed-upon billing terms or upon shipment of products or rendering of services. Contracts in process consisted of the following:

	October 2, 2016	December 31, 2015
Contract costs and estimated profits	$26,633	$20,742
Other contract costs	811	965
	27,444	21,707
Advances and progress payments	(22,231)	(17,350)
Total contracts in process	$5,213	$4,357
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
Inventories consisted of the following:

	October 2, 2016	December 31, 2015
Work in process	$2,204	$1,889
Raw materials	1,380	1,376
Finished goods	33	28
Pre-owned aircraft	40	73
Total inventories	$3,657	$3,366

H. DEBT
Debt consisted of the following:

		October 2, 2016	December 31, 2015
Fixed-rate notes due:	Interest rate
July 2016	2.250%	$—	$500
November 2017	1.000%	900	900
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
August 2023	1.875%	500	—
August 2026	2.125%	500	—
November 2042	3.600%	500	500
Other	Various	23	25
Total debt - principal		3,923	3,425
Less unamortized debt issuance costs and discounts		37	26
Total debt		3,886	3,399
Less current portion		1	501
Long-term debt		$3,885	$2,898
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. See Note O for condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
On October 2, 2016, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities for general corporate purposes and working capital needs. These credit facilities include a $1 billion multi-year facility expiring in July 2018 and a $1 billion multi-year facility expiring in November 2020. These facilities are required by credit rating agencies to support our commercial paper issuances. We may renew or replace, in whole or part, these credit facilities at or prior to their expiration dates. Our bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
In the third quarter of 2016, we repaid $500 of fixed-rate notes on their maturity date with cash on hand. We also issued $1 billion of fixed-rate notes for general corporate purposes.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants on October 2, 2016.

I. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	October 2, 2016	December 31, 2015
Deferred income taxes	$1,048	$829
Salaries and wages	741	648
Fair value of cash flow hedges	478	780
Workers' compensation	382	369
Retirement benefits	299	304
Other (a)	1,419	1,376
Total other current liabilities	$4,367	$4,306

Retirement benefits	$4,011	$4,251
Customer deposits on commercial contracts	359	506
Deferred income taxes	88	75
Other (b)	1,115	1,084
Total other liabilities	$5,573	$5,916
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace group, liabilities of discontinued operations, and insurance-related costs.
(b)Consists primarily of warranty reserves, workers' compensation liabilities and liabilities of discontinued operations.

J. SHAREHOLDERS' EQUITY
Share Repurchases. Our board of directors authorizes management’s repurchase of shares of common stock on the open market from time to time. In the nine-month period ended October 2, 2016, we repurchased 11.2 million of our outstanding shares for $1.5 billion. As some of these shares had not settled on October 2, 2016, the associated $23 cash outflow will be reported in the fourth quarter. On October 2, 2016, 8.4 million shares remained authorized by our board of directors for repurchase, approximately 3 percent of our total shares outstanding. We repurchased 19.3 million shares for $2.7 billion in the nine-month period ended October 4, 2015.
Dividends per Share. Dividends declared per share were $0.76 and $2.28 for the three- and nine-month periods ended October 2, 2016, and $0.69 and $2.07 for the three- and nine-month periods ended October 4, 2015, respectively. Cash dividends paid were $231 and $678 for the three- and nine-month periods ended October 2, 2016, and $223 and $655 for the three- and nine-month periods ended October 4, 2015, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2015	$(487)	$20	$178	$(2,997)	$(3,286)
Other comprehensive income, pretax	260	(5)	82	191	528
Provision for income tax, net	65	(2)	1	69	133
Other comprehensive income, net of tax	195	(3)	81	122	395
October 2, 2016	$(292)	$17	$259	$(2,875)	$(2,891)

December 31, 2014	$(173)	$22	$541	$(3,322)	$(2,932)
Other comprehensive loss, pretax	(331)	(4)	(230)	287	(278)
Benefit for income tax, net	(115)	(1)	(6)	97	(25)
Other comprehensive loss, net of tax	(216)	(3)	(224)	190	(253)
October 4, 2015	$(389)	$19	$317	$(3,132)	$(3,185)
Amounts reclassified out of AOCL related primarily to changes in retirement plans' funded status and consisted of pretax recognized net actuarial losses of $249 and $334 for the nine-month periods ended October 2, 2016, and October 4, 2015, respectively. This was offset partially by pretax amortization of prior service credit of $56 and $54 for the nine-month periods ended October 2, 2016, and October 4, 2015, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note M for additional details.

K. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We had $6.5 billion in notional forward exchange contracts outstanding on October 2, 2016, and $7.2 billion on December 31, 2015. We do not use derivatives for trading or speculative purposes. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value. See Note D for additional details.
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
Net gains and losses on derivative financial instruments recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and nine-month periods ended October 2, 2016, and October 4, 2015. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three- and nine-month periods ended October 2, 2016, and October 4, 2015, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on October 2, 2016, or December 31, 2015.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On October 2, 2016, we held $2.3 billion in cash and equivalents, but held no marketable securities.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses' functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations' results into U.S. dollars. The negative impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended October 2, 2016, or October 4, 2015. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material in the nine-month periods ended October 2, 2016, and October 4, 2015.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1 billion on October 2, 2016. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 2, 2016, and October 4, 2015, were as follows:

Nine Months Ended	October 2, 2016	October 4, 2015
Beginning balance	$465	$428
Warranty expense	85	128
Payments	(72)	(92)
Adjustments	(1)	(1)
Ending balance	$477	$463

M. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some defined-benefit pension and other post-retirement benefits.
Net periodic defined-benefit pension and other post-retirement benefit cost for the three- and nine-month periods ended October 2, 2016, and October 4, 2015, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Service cost	$44	$57	$3	$3
Interest cost	114	133	8	11
Expected return on plan assets	(178)	(174)	(8)	(8)
Recognized net actuarial loss (gain)	84	110	(1)	2
Amortization of prior service credit	(17)	(17)	(2)	(1)
Net periodic benefit cost	$47	$109	$—	$7

	Pension Benefits		Other Post-retirement Benefits
Nine Months Ended	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Service cost	$132	$171	$8	$9
Interest cost	342	399	25	33
Expected return on plan assets	(534)	(522)	(24)	(24)
Recognized net actuarial loss (gain)	252	329	(3)	5
Amortization of prior service credit	(51)	(51)	(5)	(3)
Net periodic benefit cost	$141	$326	$1	$20
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

Summary financial information for each of our business groups follows:

	Revenue		Operating Earnings
Three Months Ended	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Aerospace	$2,017	$2,343	$437	$426
Combat Systems	1,330	1,345	219	218
Information Systems and Technology	2,341	2,219	256	219
Marine Systems	2,043	2,087	166	181
Corporate*	—	—	(9)	(10)
Total	$7,731	$7,994	$1,069	$1,034

	Revenue		Operating Earnings
Nine Months Ended	October 2, 2016	October 4, 2015	October 2, 2016	October 4, 2015
Aerospace	$6,138	$6,709	$1,282	$1,296
Combat Systems	3,918	4,116	655	648
Information Systems and Technology	6,903	6,804	748	673
Marine Systems	6,161	6,031	539	556
Corporate*	—	—	(32)	(31)
Total	$23,120	$23,660	$3,192	$3,142
* Corporate operating results consist primarily of stock option expense.

O. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The fixed-rate notes described in Note H are fully and unconditionally guaranteed on an unsecured, joint and several basis by several of our 100-percent-owned subsidiaries (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended October 2, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$6,782	$949	$—	$7,731
Cost of sales	(2)	5,479	714	—	6,191
G&A	10	381	80	—	471
Operating earnings	(8)	922	155	—	1,069
Interest, net	(23)	(1)	1	—	(23)
Other, net	1	(4)	5	—	2
Earnings before income tax	(30)	917	161	—	1,048
Provision for income tax, net	(42)	306	17	—	281
Discontinued operations, net of tax	(84)	—	—	—	(84)
Equity in net earnings of subsidiaries	755	—	—	(755)	—
Net earnings	$683	$611	$144	$(755)	$683
Comprehensive income	$757	$608	$175	$(783)	$757
Three Months Ended October 4, 2015
Revenue	$—	$7,037	$957	$—	$7,994
Cost of sales	1	5,729	754	—	6,484
G&A	9	399	68	—	476
Operating earnings	(10)	909	135	—	1,034
Interest, net	(23)	(1)	1	—	(23)
Other, net	2	—	—	—	2
Earnings before income tax	(31)	908	136	—	1,013
Provision for income tax, net	(47)	296	31	—	280
Equity in net earnings of subsidiaries	717	—	—	(717)	—
Net earnings	$733	$612	$105	$(717)	$733
Comprehensive income	$640	$613	$(33)	$(580)	$640

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Nine Months Ended October 2, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$20,291	$2,829	$—	$23,120
Cost of sales	1	16,348	2,162	—	18,511
G&A	30	1,162	225	—	1,417
Operating earnings	(31)	2,781	442	—	3,192
Interest, net	(69)	(1)	2	—	(68)
Other, net	11	(3)	5	—	13
Earnings before income tax	(89)	2,777	449	—	3,137
Provision for income tax, net	(93)	903	72	—	882
Discontinued operations, net of tax	(97)	—	—	—	(97)
Equity in net earnings of subsidiaries	2,251	—	—	(2,251)	—
Net earnings	$2,158	$1,874	$377	$(2,251)	$2,158
Comprehensive income	$2,553	$1,866	$674	$(2,540)	$2,553
Nine Months Ended October 4, 2015
Revenue	$—	$20,688	$2,972	$—	$23,660
Cost of sales	(2)	16,765	2,309	—	19,072
G&A	33	1,196	217	—	1,446
Operating earnings	(31)	2,727	446	—	3,142
Interest, net	(66)	(2)	4	—	(64)
Other, net	3	2	—	—	5
Earnings before income tax	(94)	2,727	450	—	3,083
Provision for income tax, net	(88)	884	86	—	882
Equity in net earnings of subsidiaries	2,207	—	—	(2,207)	—
Net earnings	$2,201	$1,843	$364	$(2,207)	$2,201
Comprehensive income	$1,948	$1,850	$(59)	$(1,791)	$1,948

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

October 2, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,077	$—	$1,226	$—	$2,303
Accounts receivable	—	1,235	2,267	—	3,502
Contracts in process	227	3,193	1,793	—	5,213
Inventories
Work in process	—	2,191	13	—	2,204
Raw materials	—	1,347	33	—	1,380
Finished goods	—	22	11	—	33
Pre-owned aircraft	—	40	—	—	40
Other current assets	210	198	214	—	622
Total current assets	1,514	8,226	5,557	—	15,297
Noncurrent assets:
Property, plant and equipment (PP&E)	194	6,501	1,155	—	7,850
Accumulated depreciation of PP&E	(65)	(3,609)	(731)	—	(4,405)
Intangible assets	—	1,448	932	—	2,380
Accumulated amortization of intangible assets	—	(1,172)	(493)	—	(1,665)
Goodwill	—	8,047	3,534	—	11,581
Other assets	1,256	213	161	—	1,630
Investment in subsidiaries	42,766	—	—	(42,766)	—
Total noncurrent assets	44,151	11,428	4,558	(42,766)	17,371
Total assets	$45,665	$19,654	$10,115	$(42,766)	$32,668
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$1	$—	$—	$1
Customer advances and deposits	—	2,665	2,584	—	5,249
Other current liabilities	1,616	3,584	1,443	—	6,643
Total current liabilities	1,616	6,250	4,027	—	11,893
Noncurrent liabilities:
Long-term debt	3,863	22	—	—	3,885
Other liabilities	3,136	1,923	514	—	5,573
Total noncurrent liabilities	6,999	1,945	514	—	9,458
Intercompany	25,733	(24,962)	(771)	—	—
Shareholders' equity:
Common stock	482	6	2,411	(2,417)	482
Other shareholders' equity	10,835	36,415	3,934	(40,349)	10,835
Total shareholders' equity	11,317	36,421	6,345	(42,766)	11,317
Total liabilities and shareholders' equity	$45,665	$19,654	$10,115	$(42,766)	$32,668

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2015	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
ASSETS
Current assets:
Cash and equivalents	$1,732	$—	$1,053	$—	$2,785
Accounts receivable	—	1,181	2,265	—	3,446
Contracts in process	514	2,795	1,048	—	4,357
Inventories
Work in process	—	1,882	7	—	1,889
Raw materials	—	1,344	32	—	1,376
Finished goods	—	23	5	—	28
Pre-owned aircraft	—	73	—	—	73
Other current assets	140	213	264	—	617
Total current assets	2,386	7,511	4,674	—	14,571
Noncurrent assets:
PP&E	189	6,386	1,101	—	7,676
Accumulated depreciation of PP&E	(59)	(3,462)	(689)	—	(4,210)
Intangible assets	—	1,445	909	—	2,354
Accumulated amortization of intangible assets	—	(1,122)	(469)	—	(1,591)
Goodwill	—	8,040	3,403	—	11,443
Other assets	1,379	207	168	—	1,754
Investment in subsidiaries	40,062	—	—	(40,062)	—
Total noncurrent assets	41,571	11,494	4,423	(40,062)	17,426
Total assets	$43,957	$19,005	$9,097	$(40,062)	$31,997
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$500	$1	$—	$—	$501
Customer advances and deposits	—	3,038	2,636	—	5,674
Other current liabilities	1,331	3,309	1,630	—	6,270
Total current liabilities	1,831	6,348	4,266	—	12,445
Noncurrent liabilities:
Long-term debt	2,874	24	—	—	2,898
Other liabilities	3,417	2,021	478	—	5,916
Total noncurrent liabilities	6,291	2,045	478	—	8,814
Intercompany	25,097	(23,816)	(1,281)	—	—
Shareholders' equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders' equity	10,256	34,422	3,280	(37,702)	10,256
Total shareholders' equity	10,738	34,428	5,634	(40,062)	10,738
Total liabilities and shareholders' equity	$43,957	$19,005	$9,097	$(40,062)	$31,997

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended October 2, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$98	$1,161	$113	$—	$1,372
Cash flows from investing activities:
Capital expenditures	(5)	(208)	(31)	—	(244)
Other, net	3	(3)	(38)	—	(38)
Net cash used by investing activities	(2)	(211)	(69)	—	(282)
Cash flows from financing activities:
Purchases of common stock	(1,514)	—	—	—	(1,514)
Proceeds from fixed-rate notes	992	—	—	—	992
Dividends paid	(678)	—	—	—	(678)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Proceeds from stock option exercises	211	—	—	—	211
Other, net	(38)	(1)	—	—	(39)
Net cash used by financing activities	(1,527)	(1)	—	—	(1,528)
Net cash used by discontinued operations	(44)	—	—	—	(44)
Cash sweep/funding by parent	820	(949)	129	—	—
Net decrease in cash and equivalents	(655)	—	173	—	(482)
Cash and equivalents at beginning of period	1,732	—	1,053	—	2,785
Cash and equivalents at end of period	$1,077	$—	$1,226	$—	$2,303
Nine Months Ended October 4, 2015
Net cash provided by operating activities*	$(230)	$1,916	$584	$—	$2,270
Cash flows from investing activities:
Maturities of held-to-maturity securities	500	—	—	—	500
Capital expenditures	(29)	(314)	(17)	—	(360)
Proceeds from sales of assets	162	128	—	—	290
Other, net	2	(14)	—	—	(12)
Net cash provided by investing activities	635	(200)	(17)	—	418
Cash flows from financing activities:
Purchases of common stock	(2,729)	—	—	—	(2,729)
Dividends paid	(655)	—	—	—	(655)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Proceeds from stock option exercises	240	—	—	—	240
Other, net	(31)	2	—	—	(29)
Net cash used by financing activities	(3,675)	2	—	—	(3,673)
Net cash used by discontinued operations	(31)	—	—	—	(31)
Cash sweep/funding by parent	2,049	(1,718)	(331)	—	—
Net decrease in cash and equivalents	(1,252)	—	236	—	(1,016)
Cash and equivalents at beginning of period	2,536	—	1,852	—	4,388
Cash and equivalents at end of period	$1,284	$—	$2,088	$—	$3,372
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
DEFENSE BUSINESS ENVIRONMENT
With approximately 60 percent of our revenue derived from contracts with the U.S. government, our financial performance is impacted by U.S. government spending levels, particularly defense spending. Prior to the U.S. government's new fiscal year (FY) that began on October 1, 2016, the President's FY 2017 budget request had not been approved by the Congress. On September 28, 2016, a continuing resolution (CR), which prescribes defense funding at prior-year levels, was approved through December 9, 2016. As the current CR funding level supports our expected revenue, we do not anticipate that the CR will have a material impact on our operating results during the fourth quarter of 2016.

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
In the three defense groups, revenue on long-term government contracts is recognized as the work progresses, either as the products are produced or as services are rendered. As a result, variations in revenue are discussed generally in terms of volume, typically measured by the level of activity on individual contracts or programs. Year-over-year variances attributed to volume are due to changes in production or service levels and delivery schedules.
Operating costs for the defense groups consist of labor, material, subcontractor, overhead and G&A costs and are recognized generally as incurred. Variances in costs recognized from period to period reflect primarily increases and decreases in production or activity levels on individual contracts and, therefore, result largely from the same factors that drive variances in revenue.
Operating earnings and margin in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete or both. Therefore, changes in costs incurred in the period compared with prior periods do not necessarily impact profitability. It is only when total estimated costs at completion on a given contract change without a corresponding change in the contract value that the profitability of that contract may be impacted. Contract mix refers to changes in the volume of higher- versus lower-margin work. Additionally, higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).
CONSOLIDATED OVERVIEW

Three Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$7,731	$7,994	$(263)	(3.3)%
Operating costs and expenses	6,662	6,960	(298)	(4.3)%
Operating earnings	1,069	1,034	35	3.4%
Operating margin	13.8%	12.9%
Nine Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$23,120	$23,660	$(540)	(2.3)%
Operating costs and expenses	19,928	20,518	(590)	(2.9)%
Operating earnings	3,192	3,142	50	1.6%
Operating margin	13.8%	13.3%

Our consolidated results for the third quarter of 2016 continued to reflect superb operating performance, with operating earnings over $1 billion for the eighth consecutive quarter and operating margins at 13.8 percent in the third quarter and first nine months of 2016.
Revenue was lower in the third quarter of 2016 driven primarily by fewer aircraft deliveries in our Aerospace group, offset partially by higher C4ISR solutions volume in our Information Systems and Technology group. For the first nine months of 2016, lower revenue in our Aerospace and Combat Systems groups was offset partially by higher U.S. Navy ship construction work in our Marine Systems group and C4ISR solutions volume in our Information Systems and Technology group.
In both periods, operating costs and expenses decreased at a greater rate than revenue, resulting in operating earnings and margin growth compared with the prior-year periods. Operating margins increased 90 basis points in the third quarter and 50 basis points in the first nine months of 2016. This margin expansion was attributable to improved performance and continued cost reduction efforts in the Aerospace, Combat Systems, and Information Systems and Technology groups.

REVIEW OF BUSINESS GROUPS
Following is a discussion of operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed by specific types of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the lines of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the group's results. Information regarding our business groups can be found in Note N to the unaudited Consolidated Financial Statements in Part I, Item 1.
AEROSPACE

Three Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$2,017	$2,343	$(326)	(13.9)%
Operating earnings	437	426	11	2.6%
Operating margin	21.7%	18.2%

Gulfstream aircraft deliveries (in units):
Green	30	40	(10)	(25.0)%
Outfitted	27	43	(16)	(37.2)%
Nine Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$6,138	$6,709	$(571)	(8.5)%
Operating earnings	1,282	1,296	(14)	(1.1)%
Operating margin	20.9%	19.3%

Gulfstream aircraft deliveries (in units):
Green	92	110	(18)	(16.4)%
Outfitted	88	116	(28)	(24.1)%

Operating Results
The change in the Aerospace group's revenue in the third quarter and first nine months of 2016 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$(341)	$(596)
Aircraft services	(22)	19
Pre-owned aircraft	37	6
Total decrease	$(326)	$(571)
Aircraft manufacturing, outfitting and completions revenue decreased in the third quarter and first nine months of 2016 due primarily to planned fewer deliveries of G550 and G450 large-cabin aircraft, offset partially by additional deliveries of the ultra-large-cabin G650 aircraft. Aircraft services revenue decreased somewhat in the third quarter but was up for the first nine months of 2016 driven by higher demand for maintenance work. We had one additional pre-owned aircraft sale in the third quarter and first nine months of 2016 compared with the prior-year periods.
The change in the group's operating earnings in the third quarter and first nine months of 2016 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$(4)	$(64)
Aircraft services	6	44
Pre-owned aircraft	(2)	(8)
G&A/other expenses	11	14
Total increase (decrease)	$11	$(14)
Operating margin in the third quarter of 2016 increased 350 basis points compared with the prior-year period to a record-high 21.7 percent. In the first nine months of 2016, operating margin increased 160 basis points. The margin expansion was driven primarily by ongoing cost savings initiatives and improved operating performance across the group.
Operating earnings were up slightly in the third quarter of 2016 compared with the prior-year period despite the top-line decrease in revenue. In the first nine months of 2016, aircraft manufacturing, outfitting and completions earnings were down due to planned fewer aircraft deliveries and the absence of a supplier settlement received in the first quarter of 2015, offset partially by favorable cost performance. The group’s aircraft services operating earnings have been particularly strong in 2016 due to a favorable mix of work and improved labor efficiencies. In addition, G&A expenses were lower as a result of cost savings initiatives including recent reductions in indirect support staff across the group.
Outlook
We expect the group's full-year 2016 revenue to be between $8.4 and $8.5 billion with operating margin slightly above 20 percent, resulting in a modest increase in operating earnings from 2015 to 2016.

COMBAT SYSTEMS

Three Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$1,330	$1,345	$(15)	(1.1)%
Operating earnings	219	218	1	0.5%
Operating margin	16.5%	16.2%
Nine Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$3,918	$4,116	$(198)	(4.8)%
Operating earnings	655	648	7	1.1%
Operating margin	16.7%	15.7%
Operating Results
The change in the Combat Systems group's revenue in the third quarter and first nine months of 2016 consisted of the following:

	Third Quarter	Nine Months
International military vehicles	$(31)	$(157)
Weapon systems and munitions	—	(50)
U.S. military vehicles	16	9
Total decrease	$(15)	$(198)
The transition from engineering to production on a major combat-vehicle contract in the Middle East and timing of work on the group's contract to upgrade and modernize LAV III combat vehicles for the Canadian army resulted in lower revenue on our international military vehicle programs in the third quarter and first nine months of 2016. Weapon systems and munitions revenue was steady in the third quarter of 2016, but declined in the first nine months of 2016 due primarily to the timing of production of Hydra-70 rockets.
Translation of our international businesses' revenue into U.S. dollars in 2016 has been affected negatively by foreign currency exchange rate fluctuations, continuing a trend we have been experiencing since last year. In the third quarter and first nine months of 2016, the translation impact was due primarily to the strengthening of the U.S. dollar against the Canadian dollar and British pound. Had foreign currency exchange rates in the third quarter and first nine months of 2016 held constant from the same periods in 2015, revenue in the Combat Systems group would have been essentially flat in the third quarter and decreased 2.7 percent in the first nine months of 2016 compared with the prior-year periods.
The Combat Systems group's operating margin increased 30 basis points in the third quarter and 100 basis points in the first nine months of 2016 driven by a favorable contract mix and improved operating performance.
Outlook
We expect the Combat Systems group’s full-year revenue to increase slightly in 2016 despite the foreign exchange translation headwind discussed above. Full-year 2016 operating margin is expected to be approximately 16 percent.

INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$2,341	$2,219	$122	5.5%
Operating earnings	256	219	37	16.9%
Operating margin	10.9%	9.9%
Nine Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$6,903	$6,804	$99	1.5%
Operating earnings	748	673	75	11.1%
Operating margin	10.8%	9.9%
Operating Results
The change in the Information Systems and Technology group's revenue in the third quarter and first nine months of 2016 consisted of the following:

	Third Quarter	Nine Months
C4ISR solutions	$132	$173
IT services	(10)	(74)
Total increase	$122	$99
C4ISR solutions revenue increased in the third quarter and first nine months of 2016 due primarily to higher volume on the Warfighter Information Network-Tactical (WIN-T) mobile communications network program and several international programs in Canada and the United Kingdom. Revenue decreased in the third quarter and first nine months of 2016 in our IT services business driven by lower volume on our health solutions programs, including less contact-center services work for the Centers for Medicare & Medicaid Services.
Operating margin increased 100 basis points in the third quarter and 90 basis points in the first nine months of 2016 driven primarily by strong program performance and favorable program mix across our portfolio. The group also continues to benefit from the 2015 consolidation of two of our businesses. Operating earnings in the first nine months of 2015 included a gain of $23 on the sale of a commercial cyber security product business. Excluding the impact of this gain on the prior-year period, the group's operating margin increased 120 basis points in the first nine months of 2016.
Outlook
We expect full-year 2016 revenue in the Information Systems and Technology group to be up slightly from 2015. Full-year operating margin is expected to be in the mid- to high-10 percent range.

MARINE SYSTEMS

Three Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$2,043	$2,087	$(44)	(2.1)%
Operating earnings	166	181	(15)	(8.3)%
Operating margin	8.1%	8.7%
Nine Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$6,161	$6,031	$130	2.2%
Operating earnings	539	556	(17)	(3.1)%
Operating margin	8.7%	9.2%
Operating Results
The change in the Marine Systems group’s revenue in the third quarter and first nine months of 2016 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$(53)	$117
U.S. Navy ship engineering, repair and other services	33	99
Commercial ship construction	(24)	(86)
Total (decrease) increase	$(44)	$130
U.S. Navy ship construction revenue decreased in the third quarter of 2016 due to lower material volume on Block III of the Virginia-class submarine program, offset partially by higher volume on the Expeditionary Sea Base (ESB) ship program and the start of construction of the TAO-205 next-generation fleet oilers. In the first nine months of 2016, U.S. Navy ship construction revenue increased due to higher volume on the Virginia-class and ESB programs and the start of construction of the TAO-205 program. Revenue from U.S. Navy ship engineering, repair and other services increased in the third quarter and first nine months of 2016 due to additional development work on the Columbia-class submarine program (the Ohio-class submarine replacement program), offset partially by the timing of availabilities for repair work. Jones Act commercial ship construction revenue decreased following the planned delivery of five ships in 2016.
The Marine Systems group’s operating margin decreased 60 basis points in the third quarter and 50 basis points in the first nine months of 2016 driven primarily by cost growth associated with the restart of the Navy's DDG-51 program. The group’s operating margin was also affected unfavorably in the first nine months of 2016 due to lower-margin engineering services and commercial ship work.
Outlook
We expect the Marine Systems group’s full-year 2016 revenue to be somewhat higher compared with 2015. We expect the group's operating margin to be in the high-8 percent range reflecting the full-year impact of the third-quarter cost growth associated with the restart of the Navy's DDG-51 program.
CORPORATE
Corporate results consist primarily of compensation expense for stock options. Corporate costs totaled $9 in the third quarter of 2016 compared with $10 in the third quarter of 2015, and $32 in the first nine months of 2016 compared with $31 in the 2015 period. We expect full-year 2016 Corporate operating costs of approximately $40.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$4,844	$5,119	$(275)	(5.4)%
Operating costs	3,757	4,037	(280)	(6.9)%
Nine Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$14,556	$15,189	$(633)	(4.2)%
Operating costs	11,287	11,887	(600)	(5.0)%
The change in product revenue in the third quarter and first nine months of 2016 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$(344)	$(598)
Military vehicle products	22	(194)
Ship construction	(81)	14
C4ISR products	84	95
Other, net	44	50
Total decrease	$(275)	$(633)
Product revenue decreased in 2016 due primarily to fewer aircraft deliveries, the transition from engineering to production on a major combat-vehicle contract in the Middle East, and timing of work on a contract to upgrade and modernize LAV III combat vehicles for the Canadian army. Ship construction revenue decreased in the third quarter of 2016 due to lower material volume on Block III of the Virginia-class submarine program and decreased Jones Act commercial ship construction volume. These decreases in ship construction revenue were more than offset in the first nine months of 2016 by higher volume on the Virginia-class and ESB programs and the start of construction of the TAO-205 program. Revenue for C4ISR products increased in the third quarter and first nine months of 2016 due to higher volume on the WIN-T program.
Product operating costs decreased in the third quarter and first nine months of 2016 consistent with the lower volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$2,887	$2,875	$12	0.4%
Operating costs	2,434	2,447	(13)	(0.5)%
Nine Months Ended	October 2, 2016	October 4, 2015	Variance
Revenue	$8,564	$8,471	$93	1.1%
Operating costs	7,224	7,185	39	0.5%
The change in service revenue in the third quarter and first nine months of 2016 consisted of the following:

	Third Quarter	Nine Months
IT services	$(6)	$(146)
Ship engineering, repair and other services	37	116
C4ISR services	48	78
Military vehicle services	(37)	45
Other, net	(30)	—
Total increase	$12	$93
Service revenue increased in the third quarter and first nine months of 2016 despite a decrease in IT services revenue due primarily to lower volume on our health solutions programs. The increase in service revenue was driven by increased development work on the Columbia-class submarine program and higher volume on several C4ISR programs. While military vehicle services revenue decreased in the third quarter of 2016 due to timing of support services for a major military vehicle production program in the Middle East, revenue increased in the first nine months of 2016 driven by additional services on the Stryker Engineering Change Proposal (ECP) upgrade program.
Service operating costs were essentially flat in the third quarter of 2016 as there was little change in the overall volume of services. In the first nine months of 2016, service operating costs increased consistent with the higher volume on the programs described above.
OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.1 percent in the first nine months of 2016 and 2015. We expect full-year G&A expenses in 2016 to be approximately 6 percent.
Interest, Net
Net interest expense was $68 in the first nine months of 2016 compared with $64 in the same period in 2015. We expect full-year 2016 net interest expense to be approximately $95.
Provision for Income Tax, Net
Our effective tax rate was 28.1 percent in the first nine months of 2016 compared with 28.6 percent in the prior-year period. The effective tax rate in 2016 has been favorably impacted by the adoption of Accounting Standards Update (ASU) 2016-09. For further discussion of the adoption of ASU 2016-09, see Note A to the unaudited Consolidated Financial Statements in Part I, Item 1. The effective tax rate in 2015 included the impact of favorable contract close-outs. For 2016, we anticipate the full-year effective tax rate to be in the high-28 percent range.
Discontinued Operations, Net of Tax
In 2013, we settled litigation with the U.S. Navy related to the terminated A-12 aircraft contract in the company's former tactical military aircraft business. In connection with the settlement, we released some rights to reimbursement of costs on ships under contract at the time at our Bath, Maine shipyard. As we have progressed through the shipbuilding process, we have determined that the cost associated with this settlement is greater than anticipated. Therefore, in the third quarter of 2016, we recognized an $84 loss, net of taxes, to adjust the previously-recognized settlement value.

In addition, in the first quarter of 2016, we recognized a final adjustment of $13 to the loss on the sale of our axle business in the Combat Systems group. The business was sold in 2015.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $62 billion at the end of the third quarter of 2016, down 2 percent from $63.2 billion at the end of the second quarter. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $87.2 billion on October 2, 2016.
Estimated potential contract value includes work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts and unexercised options associated with existing firm contracts. Contract options in our defense business represent agreements to perform additional work under existing contracts at the election of the customer. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value. We recognize options in backlog when the customer exercises the option and establishes a firm order. In the Aerospace group, estimated potential contract value represents primarily options to purchase new aircraft and long-term agreements with fleet customers.
The following table details the backlog and the estimated potential contract value of each business group at the end of the third and second quarters of 2016:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	October 2, 2016
Aerospace	$11,415	$108	$11,523	$2,158	$13,681
Combat Systems	17,659	436	18,095	4,469	22,564
Information Systems and Technology	7,143	2,057	9,200	14,444	23,644
Marine Systems	15,152	8,001	23,153	4,172	27,325
Total	$51,369	$10,602	$61,971	$25,243	$87,214

	July 3, 2016
Aerospace	$11,629	$126	$11,755	$2,221	$13,976
Combat Systems	18,032	478	18,510	4,812	23,322
Information Systems and Technology	7,508	2,292	9,800	14,560	24,360
Marine Systems	15,908	7,260	23,168	4,237	27,405
Total	$53,077	$10,156	$63,233	$25,830	$89,063

AEROSPACE
Aerospace funded backlog represents aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services.
The group ended the third quarter of 2016 with backlog of $11.5 billion compared with $11.8 billion at the end of the second quarter. We received orders for Gulfstream aircraft across our product portfolio, and orders were up compared with the first and second quarters of 2016, as well as the third quarter of

2015. The unit-based book-to-bill ratio (orders divided by deliveries) in the Aerospace group exceeded one-to-one. However, backlog declined slightly due to aircraft mix.

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
Total backlog in our defense groups was $50.4 billion on October 2, 2016, down slightly from $51.5 billion on July 3, 2016. Combat Systems backlog decreased slightly as the group performs on significant multi-year contracts. The book-to-bill ratio (orders divided by revenue) in our Marine Systems group was one-to-one in the third quarter of 2016 driven by several significant contract awards during the quarter. In the Information Systems and Technology group, backlog decreased somewhat following growth in the first and second quarters of 2016. Estimated potential contract value was $23.1 billion on October 2, 2016, compared with $23.6 billion on July 3, 2016. Each of our defense groups received notable contract awards during the third quarter of 2016.
Combat Systems awards included the following:

•	$170 from the U.S. Army for the production of Hydra-70 rockets.

•	$165 from the Army to produce various calibers of ammunition and ordnance.

•	$145 from the Swiss government to produce Piranha armored vehicles equipped with mortar systems.

•	$100 from the Army for Abrams M1A2 System Enhancement Program (SEP) components and associated program management.

•	$75 to provide munitions to the government of Israel.

•	$55 from the Army for Abrams technical support and engineering services.
Information Systems and Technology awards included the following:

•	$105 from the U.S. Air Force for the Battlefield Information Collection and Exploitation System (BICES) program to provide intelligence information sharing and support to coalition operations.

•	$90 from the Army for ruggedized computing equipment under the Common Hardware Systems-4 (CHS-4) program.

•	$75 from the U.S. Navy for missile guidance systems.

•	$65 from the Army for system engineering and program management for the Warfighter Information Network-Tactical (WIN-T) program.

•
A contract from the U.S. Census Bureau to provide contact-center systems and operations support for the 2020 Census Questionnaire Assistance program, a key component of the 2020 Decennial Census. The contract has a value of $430 over five years.

Marine Systems awards included the following:

•	$300 from the Navy for lead-yard services, development studies and design efforts for Virginia-class submarines.

•	$235 from the Navy to provide design, engineering, material and logistics support and research and development activities for active U.S submarines.

•	$215 from the Navy to provide in-service support of systems and components on the USS Jimmy Carter (SSN23).

•	$205 from the Navy to perform non-nuclear planning and maintenance work on five aircraft carriers.

•
The design and construction of two liquefied natural gas (LNG)-capable containerships for Matson Navigation Company, Inc. Construction of the first containership will begin in early 2018, with deliveries in 2019 and 2020, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2016 with a cash balance of $2.3 billion, down $482 from the end of 2015. Our net debt position, defined as cash and equivalents and marketable securities less debt, was $1.6 billion at the end of the third quarter of 2016 compared with $614 at the end of 2015. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statements of Cash Flows, in the first nine months of 2016 and 2015.
OPERATING ACTIVITIES
We generated cash from operating activities of $1.4 billion in the first nine months of 2016 compared with $2.3 billion in the same period in 2015. The primary driver of cash flows in both periods was net earnings. Cash flows in the first nine months of 2016 were affected negatively by the utilization of significant customer deposits related to a large contract for a Middle Eastern customer in our Combat Systems group and growth in operating working capital in our Aerospace group from the build-up of inventory related to the new G500 and G600 aircraft programs that are expected to enter into service in 2018 and 2019, respectively.
INVESTING ACTIVITIES
Cash used by investing activities was $282 in the first nine months of 2016 compared with cash provided by investing activities of $418 in the same period in 2015. Our investing activities include cash paid for capital expenditures and business acquisitions, maturities of marketable securities, and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. We expect capital expenditures of approximately 2 percent of revenue in 2016. Cash provided by investing activities in 2015 included proceeds from divestitures and $500 of proceeds from maturing marketable securities.
FINANCING ACTIVITIES
Cash used for financing activities was $1.5 billion in the first nine months of 2016 compared with $3.7 billion in the same period in 2015. Our financing activities include repurchases of common stock, payment of dividends and debt repayments. Net cash from financing activities also include proceeds received from debt issuances and employee stock option exercises.
In the first nine months of 2016, we repurchased approximately 11.2 million of our outstanding shares for $1.5 billion. As some of these shares had not settled on October 2, 2016, the associated $23 cash outflow will be reported in the fourth quarter. On October 2, 2016, 8.4 million shares remained authorized by our board of directors for repurchase, approximately 3 percent of our total shares outstanding. We repurchased 19.3 million shares for a total of $2.7 billion in the first nine months of 2015.
On March 2, 2016, our board of directors declared an increased quarterly dividend of $0.76 per share, the 19th consecutive annual increase. The board had previously increased the quarterly dividend to $0.69 per share in March 2015. Cash dividends paid were $678 in the first nine months of 2016 compared with $655 in the same period in 2015.
In the third quarter of 2016, we repaid $500 of fixed-rate notes on their maturity date with cash on hand. We also issued $1 billion of fixed-rate notes for general corporate purposes. In the first nine months of 2015, we repaid $500 of fixed-rate notes on their scheduled maturity date with the proceeds from the maturing marketable securities discussed in Investing Activities. See Note H to the unaudited Consolidated Financial Statements in Part I, Item 1 for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
We had no commercial paper outstanding on October 2, 2016. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2018 and a $1 billion facility expiring in November 2020. These facilities are for general corporate purposes and working capital needs and are required by credit rating agencies to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Nine Months Ended	October 2, 2016	October 4, 2015
Net cash provided by operating activities	$1,372	$2,270
Capital expenditures	(244)	(360)
Free cash flow from operations	$1,128	$1,910
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	61%	103%
Free cash flow from operations	50%	87%
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the reallocation method. Under the reallocation method, the impact of an adjustment in estimate is recognized prospectively over the remaining contract term. The net impact of adjustments in contract estimates on our operating earnings (and on a diluted per-share basis) totaled favorable adjustments of $44 ($0.09) and $231 ($0.48) for the three- and nine-month periods ended October 2, 2016, and $44 ($0.09) and $152 ($0.30) for the three- and nine-month periods ended October 4, 2015, respectively. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements in the three- and nine-month periods ended October 2, 2016, and October 4, 2015.
In the second quarter of 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 prescribes a single, common revenue standard that replaces most existing revenue recognition guidance in GAAP. The standard outlines a five-step model whereby revenue is recognized as performance obligations within a contract are satisfied. The standard also requires new, expanded disclosures regarding revenue recognition. Several ASUs have been issued since the issuance of ASU 2014-09. These ASUs, which modify certain sections of ASU 2014-09, are intended to promote a more consistent interpretation and application of the principles outlined in the standard. The FASB has also issued two exposure drafts with technical corrections and updates intended to clarify ASU 2014-09. The exposure drafts are not expected to have a significant impact on the application of ASU 2014-09 and are anticipated to be issued as final ASUs prior to December 31, 2016.
ASU 2014-09 is effective in the first quarter of 2018 for public companies. However, companies can elect to adopt one year earlier in the first quarter of 2017. The standard permits the use of either the retrospective or cumulative-effect transition method.
Because the new standard will impact our business processes, systems and controls, we commenced our assessment of the standard during the second half of 2014 and developed a comprehensive change management project plan to guide the implementation. This project plan includes analyzing the standard’s impact on our contract portfolio, comparing our historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the requirements of the new standard to our contracts. With the assessment nearing completion, we plan to adopt the standard in the first quarter of 2017 using the retrospective transition method.
We anticipate that the adoption of ASU 2014-09 will have primarily two impacts on our portfolio of contracts and our Consolidated Financial Statements. The majority of our long-term contracts will continue to recognize revenue and earnings over time as the work progresses because of the continuous transfer of control to the customer, generally using an input measure (e.g., costs incurred) to reflect progress. However, we will be precluded from using the reallocation method of recognizing adjustments in estimated profit on contracts discussed previously. The total impact of an adjustment in estimated profit recorded to date on a contract will be recognized in the period it is identified (cumulative catch-up method), rather than recognizing the impact of an adjustment prospectively over the remaining contract term. As a result, adjustments in contract estimates may be larger and likely more variable from period to period, particularly on our contracts of greater value and longer performance period (for example, in our Marine Systems group), and may introduce an element of variability to our operating results that we have not experienced using the reallocation method. Despite this variability, a contract’s cash flows and overall profitability at completion are the same under the cumulative catch-up method versus our current method of prospectively recognizing adjustments in estimate. Anticipated losses on contracts will continue to be recognized in the quarter they are identified.
For our contracts for the manufacture of business-jet aircraft in the Aerospace group, we currently record revenue at two contractual milestones, green and outfitted aircraft delivery. Under ASU 2014-09, we will record revenue when control is transferred to the customer, generally when the customer accepts the fully outfitted aircraft. ASU 2014-09 will not change the total revenue or operating earnings recognized on our new aircraft contracts, only the timing of when those amounts are recognized.
Numerous other contracts in our portfolio will be impacted by ASU 2014-09, due primarily to the identification of multiple performance obligations within a single contract. However, we do not anticipate that these impacts will be material to our Consolidated Financial Statements.
We have assessed our 2015 operating results under ASU 2014-09. In our three defense groups, the assessment under ASU 2014-09 did not have a material impact on our results of operations. Our defense groups’ revenue and operating margin for 2015 were essentially unchanged. In our Aerospace group, the assessment under ASU 2014-09 increased revenue and operating margin by 4 percent and 40 basis points, respectively, as compared to 2015 operating results under existing GAAP. The increase in revenue and operating margin compared to as-reported 2015 operating results is due to the relationship between green and outfitted aircraft deliveries and the timing and mix of those aircraft deliveries. Because we delivered more outfitted aircraft than green aircraft in 2015, revenue and operating earnings were higher in 2015 under ASU 2014-09 versus under existing GAAP.
The impact of ASU 2014-09 on our 2015 operating results may or may not be representative of the impact on subsequent years' results. As noted above, aircraft manufacturing revenue in our Aerospace group will be recognized when control is transferred to the customer, generally when the customer accepts the fully outfitted aircraft, which will depend on annual delivery rates. Moreover, as described above in our defense groups, use of the cumulative catch-up method of recognizing adjustments in estimated profits on our long-term contracts will require us to recognize the total impact of an adjustment in the period it is identified rather than prospectively over the remaining contract term as we have in the past.
On our Consolidated Balance Sheet, long-term contracts will continue to be reported in a net asset (contracts in process) or liability (customer advances and deposits) position on a contract-by-contract basis at the end of each reporting period. Business-jet components in our Aerospace group will be reported in inventory until control of the aircraft transfers to the customer. The assessment of our December 31, 2015, Consolidated Balance Sheet under ASU 2014-09 resulted in some reclassifications among financial statement accounts, but these reclassifications did not materially change the total amount of net assets as of December 31, 2015.
Once we adopt ASU 2014-09, we do not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented, as necessary, to consider our new revenue recognition policy effective January 1, 2017. As we implement the new standard, we have developed internal controls to ensure that we adequately evaluate our portfolio of contracts under the five-step model and accurately restate our prior-period operating results under ASU 2014-09.

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
We believe our judgment is applied consistently and produces financial information that fairly depicts our results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2015. For a discussion of new accounting standards that have been issued by the FASB but are not yet effective, see Note A to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on October 2, 2016, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter repurchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program*	Maximum Number of Shares That May Yet Be Purchased Under the Program*
Pursuant to Share Buyback Program
7/4/16-7/31/16	90,277	$138.87	90,277	10,600,054
8/1/16-8/28/16	1,010,000	150.67	1,010,000	9,590,054
8/29/16-10/2/16	1,200,000	152.93	1,200,000	8,390,054
Total	2,300,277	$151.38
* On March 2, 2016, the board of directors authorized management to repurchase 10 million additional shares of common stock.
We did not make any unregistered sales of equity in the third quarter.

ITEM 6. EXHIBITS

4.1
First Supplemental Indenture, dated as of August 12, 2016, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference from the company's current report on Form 8-K, filed with the Commission August 12, 2016)

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
Dated: October 26, 2016