Form 10-Q
period 2017-04-02
GENERAL DYNAMICS CORP
filed 2017-04-26
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company ___ Emerging growth company ___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓
301,685,448 shares of the registrant’s common stock, $1 par value per share, were outstanding on April 2, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 2, 2017	April 3, 2016
Revenue:
Products	$4,467	$4,582
Services	2,974	2,894
	7,441	7,476
Operating costs and expenses:
Products	3,436	3,635
Services	2,489	2,456
General and administrative (G&A)	481	461
	6,406	6,552
Operating earnings	1,035	924
Interest, net	(25)	(22)
Other, net	—	10
Earnings from continuing operations before income tax	1,010	912
Provision for income tax, net	247	258
Earnings from continuing operations	763	654
Discontinued operations	—	(13)
Net earnings	$763	$641

Earnings per share
Basic:
Continuing operations	$2.53	$2.12
Discontinued operations	—	(0.04)
Net earnings	$2.53	$2.08
Diluted:
Continuing operations	$2.48	$2.08
Discontinued operations	—	(0.04)
Net earnings	$2.48	$2.04
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 2, 2017	April 3, 2016
Net earnings	$763	$641
Gains on cash flow hedges	13	182
Unrealized gains (losses) on securities	5	(9)
Foreign currency translation adjustments	82	180
Change in retirement plans’ funded status	69	60
Other comprehensive income, pretax	169	413
Provision for income tax, net	44	69
Other comprehensive income, net of tax	125	344
Comprehensive income	$888	$985
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)	April 2, 2017	December 31, 2016

ASSETS
Current assets:
Cash and equivalents	$2,168	$2,334
Accounts receivable	3,483	3,399
Unbilled receivables	4,557	4,212
Inventories	5,822	5,817
Other current assets	584	772
Total current assets	16,614	16,534
Noncurrent assets:
Property, plant and equipment, net	3,412	3,477
Intangible assets, net	679	678
Goodwill	11,532	11,445
Other assets	974	1,038
Total noncurrent assets	16,597	16,638
Total assets	$33,211	$33,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$901	$900
Accounts payable	2,466	2,538
Customer advances and deposits	6,686	6,827
Other current liabilities	3,112	3,185
Total current liabilities	13,165	13,450
Noncurrent liabilities:
Long-term debt	2,988	2,988
Other liabilities	6,475	6,433
Commitments and contingencies (See Note M)
Total noncurrent liabilities	9,463	9,421
Shareholders’ equity:
Common stock	482	482
Surplus	2,762	2,819
Retained earnings	25,049	24,543
Treasury stock	(14,448)	(14,156)
Accumulated other comprehensive loss	(3,262)	(3,387)
Total shareholders’ equity	10,583	10,301
Total liabilities and shareholders’ equity	$33,211	$33,172
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 2, 2017	April 3, 2016
Cash flows from operating activities - continuing operations:
Net earnings	$763	$641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	92	89
Amortization of intangible assets	19	27
Equity-based compensation expense	22	27
Deferred income tax provision (benefit)	45	(18)
Discontinued operations	—	13
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(84)	(210)
Unbilled receivables	(338)	(276)
Inventories	2	(221)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(72)	179
Customer advances and deposits	(95)	(18)
Income taxes payable	202	253
Other current liabilities	(76)	(52)
Other, net	53	46
Net cash provided by operating activities	533	480
Cash flows from investing activities:
Capital expenditures	(62)	(65)
Other, net	(23)	(53)
Net cash used by investing activities	(85)	(118)
Cash flows from financing activities:
Purchases of common stock	(354)	(1,026)
Dividends paid	(230)	(215)
Other, net	(22)	7
Net cash used by financing activities	(606)	(1,234)
Net cash used by discontinued operations	(8)	(6)
Net decrease in cash and equivalents	(166)	(878)
Cash and equivalents at beginning of period	2,334	2,785
Cash and equivalents at end of period	$2,168	$1,907
Supplemental cash flow information:
Total income tax (refunds) payments	$(4)	$21
Total interest payments	$20	$16
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2016	$482	$2,819	$24,543	$(14,156)	$(3,387)	$10,301
Cumulative-effect adjustment (see Note A)	—	—	(3)	—	—	(3)
Net earnings	—	—	763	—	—	763
Cash dividends declared	—	—	(254)	—	—	(254)
Equity-based awards	—	(57)	—	63	—	6
Shares purchased	—	—	—	(355)	—	(355)
Other comprehensive income	—	—	—	—	125	125
April 2, 2017	$482	$2,762	$25,049	$(14,448)	$(3,262)	$10,583

December 31, 2015	$482	$2,730	$22,903	$(12,392)	$(3,283)	$10,440
Net earnings	—	—	641	—	—	641
Cash dividends declared	—	—	(234)	—	—	(234)
Equity-based awards	—	(5)	—	45	—	40
Shares purchased	—	—	—	(1,039)	—	(1,039)
Other comprehensive income	—	—	—	—	344	344
April 3, 2016	$482	$2,725	$23,310	$(13,386)	$(2,939)	$10,192
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
Further discussion of our significant accounting policies is contained in the other notes to these financial statements.
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended April 2, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 2, 2017, and April 3, 2016.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Accounting Standards Updates. Since the first quarter of 2016, we have adopted the following accounting standards issued by the Financial Accounting Standards Board (FASB) that have impacted our prior-period financial statements:

•	Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting

•	Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers

•	ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
See Note Q for further discussion of each of these accounting standards.
We also adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, on January 1, 2017. We recognized the cumulative effect of this standard as a $3 decrease to retained earnings on the date of adoption. ASU 2016-16 requires recognition of the current and deferred income tax effects of an intra-entity asset transfer, other than inventory, when the transfer occurs, as opposed to former GAAP, which required companies to defer the income tax effects of intra-entity asset transfers until the asset was sold to an outside party. The income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold.
There are several new accounting standards that have been issued by the FASB but are not yet effective, including ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the service cost component of net benefit cost to be reported separately from the other components of net benefit cost in the income statement. The ASU also allows only the service cost component of net benefit cost to be eligible for capitalization. We intend to adopt the standard on the effective date of January 1, 2018. We have not yet determined the effect of the ASU on our results of operations, financial condition or cash flows.
For a discussion of other accounting standards that have been issued by the FASB but are not yet effective, refer to the Accounting Standards Updates section in our Annual Report on Form 10-K for the year ended December 31, 2016.

B. REVENUE
The majority of our revenue is derived from long-term contracts and programs that can span several years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2017, using the retrospective method. See Note Q for further discussion of the adoption, including the impact on our 2016 financial statements.
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 70 percent and 73 percent of our revenue for the three-month periods ended April 2, 2017, and April 3, 2016, respectively. Substantially all of our revenue in the defense groups is recognized over time. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a single point in time accounted for 30 percent and 27 percent for the three-month periods ended April 2, 2017, and April 3, 2016, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace group. Revenue on these contracts is recognized when the customer accepts the fully outfitted aircraft.

On April 2, 2017, we had $60.4 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 30 percent of our remaining performance obligations as revenue in 2017, an additional 45 percent by 2019 and the balance thereafter.
Contract Estimates. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.
Contract estimates are based on various assumptions to project the outcome of future events that often span several years. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.
The nature of our contracts gives rise to several types of variable consideration, including claims and award and incentive fees. We include in our contract estimates additional revenue for submitted contract modifications or claims against the customer when we believe we have an enforceable right to the modification or claim, the amount can be estimated reliably and its realization is probable. In evaluating these criteria, we consider the contractual/legal basis for the claim, the cause of any additional costs incurred, the reasonableness of those costs and the objective evidence available to support the claim. We include award or incentive fees in the estimated transaction price when there is a basis to reasonably estimate the amount of the fee. These estimates are based on historical award experience, anticipated performance and our best judgment at the time. Because of our certainty in estimating these amounts, they are included in the transaction price of our contracts and the associated remaining performance obligations.
As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue and operating earnings (and diluted earnings per share) by $72 and $50 ($0.11) for the three-month period ended April 2, 2017, and $68 and $58 ($0.12) for the three-month period ended April 3, 2016, respectively. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements for the three-month periods ended April 2, 2017, and April 3, 2016.
Revenue by Category. Our portfolio of products and services consists of over 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major product line was as follows:

Three Months Ended	April 2, 2017	April 3, 2016
Aircraft manufacturing, outfitting and completions	$1,629	$1,376
Aircraft services	435	401
Pre-owned aircraft	10	4
Total Aerospace	2,074	1,781
Wheeled combat vehicles	560	563
Weapons systems, armament and munitions	346	341
Tanks and tracked vehicles	247	192
Engineering and other services	134	149
Total Combat Systems	1,287	1,245
C4ISR* solutions	1,088	1,186
Information technology (IT) services	1,058	1,142
Total Information Systems and Technology	2,146	2,328
Nuclear-powered submarines	1,204	1,387
Surface combatants	247	273
Auxiliary and commercial ships	143	149
Repair and other services	340	313
Total Marine Systems	1,934	2,122
Total revenue	$7,441	$7,476
* Command, control, communications, computers, intelligence, surveillance and reconnaissance.
Revenue by contract type was as follows:

Three Months Ended April 2, 2017	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
Fixed-price	$1,902	$1,073	$930	$1,130	$5,035
Cost-reimbursement	—	207	1,010	801	2,018
Time-and-materials	172	7	206	3	388
Total revenue	$2,074	$1,287	$2,146	$1,934	$7,441
Three Months Ended April 3, 2016
Fixed-price	$1,641	$1,024	$1,077	$1,321	$5,063
Cost-reimbursement	—	216	1,049	800	2,065
Time-and-materials	140	5	202	1	348
Total revenue	$1,781	$1,245	$2,328	$2,122	$7,476
Each of these contract types presents advantages and disadvantages. Typically, we assume more risk with fixed-price contracts. However, these types of contracts offer additional profits when we complete the work for less than originally estimated. Cost-reimbursement contracts generally subject us to lower risk. Accordingly, the associated base fees are usually lower than fees earned on fixed-price contracts. Under time-and-materials contracts, our profit may vary if actual labor-hour costs vary significantly from the negotiated rates. Also, because these contracts can provide little or no fee for managing material costs, the content mix can impact profitability.

Revenue by customer was as follows:

Three Months Ended April 2, 2017	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
U.S. government:
Department of Defense (DoD)	$40	$587	$1,175	$1,837	$3,639
Non-DoD	—	24	665	—	689
Foreign Military Sales (FMS)	9	108	12	58	187
Total U.S. government	49	719	1,852	1,895	4,515
U.S. commercial	936	61	89	33	1,119
Non-U.S. government	5	502	176	4	687
Non-U.S. commercial	1,084	5	29	2	1,120
Total revenue	$2,074	$1,287	$2,146	$1,934	$7,441
Three Months Ended April 3, 2016
U.S. government:
DoD	$46	$514	$1,306	$1,992	$3,858
Non-DoD	—	20	718	2	740
FMS	45	75	12	37	169
Total U.S. government	91	609	2,036	2,031	4,767
U.S. commercial	973	55	87	85	1,200
Non-U.S. government	77	547	160	6	790
Non-U.S. commercial	640	34	45	—	719
Total revenue	$1,781	$1,245	$2,328	$2,122	$7,476
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense groups, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace group, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended April 2, 2017, were not materially impacted by any other factors.
Revenue recognized for the three-month periods ended April 2, 2017, and April 3, 2016, that was included in the contract liability balance at the beginning of each year was $1.7 billion and $1.4 billion, respectively, and represented primarily revenue from the sale of business-jet aircraft.

C. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
Acquisitions and Divestitures
In the first quarter of 2017, we acquired a fixed-base-operations (FBO) facility in our Aerospace group. In 2016, we acquired an aircraft management and charter services provider in our Aerospace group and a manufacturer of unmanned underwater vehicles (UUVs) in our Information Systems and Technology group. As the purchase prices of these acquisitions are not material, they are included in other investing activities in the unaudited Consolidated Statement of Cash Flows.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
We did not have any divestitures in 2017 or 2016. In 2015, we completed the sale of our axle business in our Combat Systems group. In the first quarter of 2016, we recognized in discontinued operations a final adjustment of $13 to the loss on the sale of this business.
Goodwill
The changes in the carrying amount of goodwill by reporting unit for the three-month period ended April 2, 2017, were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2016 (a)	$2,537	$2,598	$6,013	$297	$11,445
Acquisitions (b)	33	—	—	—	33
Other (c)	35	15	4	—	54
April 2, 2017	$2,605	$2,613	$6,017	$297	$11,532
(a)Goodwill on December 31, 2016, in the Information Systems and Technology reporting unit is net of $2 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	April 2, 2017			December 31, 2016
Contract and program intangible assets (b)	$1,626	$(1,273)	$353	$1,633	$(1,281)	$352
Trade names and trademarks	455	(146)	309	446	(139)	307
Technology and software	120	(103)	17	121	(102)	19
Other intangible assets	154	(154)	—	154	(154)	—
Total intangible assets	$2,355	$(1,676)	$679	$2,354	$(1,676)	$678

(a)	Change in gross carrying amounts consists primarily of adjustments for foreign currency translation and acquired intangible assets.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense was $19 and $27 for the three-month periods ended April 2, 2017, and April 3, 2016, respectively.

D. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased in 2017 and 2016 due to share repurchases. See Note K for further discussion of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 2, 2017	April 3, 2016 (a)
Basic weighted average shares outstanding	301,771	307,928
Dilutive effect of stock options and restricted stock/RSUs (b)	5,511	5,571
Diluted weighted average shares outstanding	307,282	313,499
(a)Prior-period information has been restated for the adoption of ASU 2016-09, which we adopted in the second quarter of 2016, resulting in an increased dilutive effect of stock options and restricted stock/RSUs. See Note Q for further discussion of our adoption of this accounting standard.
(b)Excludes outstanding options to purchase shares of common stock because these options had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 681 and 2,948 for the three-month periods ended April 2, 2017, and April 3, 2016, respectively.

E. FAIR VALUE
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
We did not have any significant non-financial assets or liabilities measured at fair value on April 2, 2017, or December 31, 2016.
Our financial instruments include cash and equivalents and other investments, accounts receivable and payable, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on April 2, 2017, and December 31, 2016, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
Financial Assets (Liabilities) (a)	April 2, 2017
Available-for-sale securities	$178	$178	$56	$122
Cash flow hedges	(468)	(468)	—	(468)
Long-term debt, including current portion	(3,925)	(3,850)	—	(3,850)

	December 31, 2016
Available-for-sale securities	$177	$177	$59	$118
Cash flow hedges	(477)	(477)	—	(477)
Long-term debt, including current portion	(3,924)	(3,849)	—	(3,849)
(a)We had no Level 3 financial instruments on April 2, 2017, or December 31, 2016.
(b)Determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets and liabilities.

F. INCOME TAXES
Net Deferred Tax Asset. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax asset consisted of the following:

	April 2, 2017	December 31, 2016
Deferred tax asset	$487	$564
Deferred tax liability	(187)	(183)
Net deferred tax asset	$300	$381
Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The total amount of these tax liabilities on April 2, 2017, was not material to our results of operations, financial condition or cash flows.
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

Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on April 2, 2017, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms or upon shipment of products or rendering of services. Unbilled receivables consisted of the following:

	April 2, 2017	December 31, 2016
Unbilled revenue	$25,979	$25,543
Advances and progress billings	(21,422)	(21,331)
Net unbilled receivables	$4,557	$4,212

H. INVENTORIES
The majority of our inventories are for business-jet aircraft. Our inventories are stated at the lower of cost or net realizable value. Work in process represents largely labor, material and overhead costs associated with aircraft in the manufacturing process and is based primarily on the estimated average unit cost of the units in a production lot. Raw materials are valued primarily on the first-in, first-out method. We record pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value.
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
Inventories consisted of the following:

	April 2, 2017	December 31, 2016
Work in process	$3,775	$3,643
Raw materials	1,383	1,429
Finished goods	25	24
Pre-owned aircraft	40	22
Other contract costs	599	699
Total inventories	$5,822	$5,817

I. DEBT
Debt consisted of the following:

		April 2, 2017	December 31, 2016
Fixed-rate notes due:	Interest rate
November 2017	1.000%	$900	$900
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
August 2023	1.875%	500	500
August 2026	2.125%	500	500
November 2042	3.600%	500	500
Other	Various	25	24
Total debt - principal		3,925	3,924
Less unamortized debt issuance costs and discounts		36	36
Total debt		3,889	3,888
Less current portion		901	900
Long-term debt		$2,988	$2,988
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100-percent-owned subsidiaries. See Note P for condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or in part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
Fixed-rate notes of $900 mature in November of 2017. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation.
On April 2, 2017, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities for general corporate purposes and working capital needs. These credit facilities include a $1 billion multi-year facility expiring in July 2018 and a $1 billion multi-year facility expiring in November 2020. These facilities are required by credit rating agencies to support our commercial paper issuances. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. Our bank credit facilities are guaranteed by several of our 100-percent-owned subsidiaries. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants on April 2, 2017.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	April 2, 2017	December 31, 2016

Salaries and wages	$639	$693
Fair value of cash flow hedges	502	521
Workers’ compensation	334	337
Retirement benefits	293	303
Other (a)	1,344	1,331
Total other current liabilities	$3,112	$3,185

Retirement benefits	$4,359	$4,393
Customer deposits on commercial contracts	765	719
Deferred income taxes	187	183
Other (b)	1,164	1,138
Total other liabilities	$6,475	$6,433
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace group, liabilities of discontinued operations, and insurance-related costs.
(b)Consists primarily of warranty reserves, workers’ compensation liabilities and liabilities of discontinued operations.

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors authorizes management’s repurchase of outstanding shares of our common stock on the open market from time to time. On March 1, 2017, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the three-month period ended April 2, 2017, we repurchased 1.9 million of our outstanding shares for $355. On April 2, 2017, 13.5 million shares remained authorized by our board of directors for repurchase, approximately 4 percent of our total shares outstanding. We repurchased 7.8 million shares for $1 billion in the three-month period ended April 3, 2016.
Dividends per Share. Dividends declared per share were $0.84 and $0.76 for the three-month periods ended April 2, 2017, and April 3, 2016, respectively. Cash dividends paid were $230 and $215 for the three-month periods ended April 2, 2017, and April 3, 2016, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2016	$(345)	$14	$69	$(3,125)	$(3,387)
Other comprehensive income, pretax	13	5	82	69	169
Provision for income tax, net	4	1	15	24	44
Other comprehensive income, net of tax	9	4	67	45	125
April 2, 2017	$(336)	$18	$136	$(3,080)	$(3,262)

December 31, 2015	$(487)	$20	$181	$(2,997)	$(3,283)
Other comprehensive income, pretax	182	(9)	180	60	413
Provision for income tax, net	45	(3)	5	22	69
Other comprehensive income, net of tax	137	(6)	175	38	344
April 3, 2016	$(350)	$14	$356	$(2,959)	$(2,939)
Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and consisted of pretax recognized net actuarial losses of $85 and $83 for the three-month periods ended April 2, 2017, and April 3, 2016, respectively. This was offset partially by pretax amortization of prior service credit of $18 and $19 for the three-month periods ended April 2, 2017, and April 3, 2016, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note N for additional details.

L. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We had $6.2 billion in notional forward exchange contracts outstanding on April 2, 2017, and $6.3 billion on December 31, 2016. We do not use derivative financial instruments for trading or speculative purposes. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value. See Note E for additional details.
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
We record changes in the fair value of derivative financial instruments in operating costs and expenses in the Consolidated Statement of Earnings or in other comprehensive loss (OCL) within the Consolidated Statement of Comprehensive Income depending on whether the derivative is designated and qualifies for hedge accounting. Gains and losses related to derivative financial instruments that qualify as cash flow hedges are deferred in OCL until the underlying transaction is reflected in earnings. We adjust derivative financial instruments not designated as cash flow hedges to market value each period and record the gain or loss in the Consolidated Statement of Earnings. The gains and losses on these instruments generally offset losses and gains on the assets, liabilities and other transactions being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statement of Earnings for all derivative financial instruments, regardless of designation.
Net gains and losses on derivative financial instruments recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three-month periods ended April 2, 2017, and April 3, 2016. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three-month periods ended April 2, 2017, and April 3, 2016, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on April 2, 2017, or December 31, 2016.
Interest Rate Risk. Our financial instruments subject to interest rate risk include fixed-rate long-term debt obligations and variable-rate commercial paper. However, the risk associated with these instruments is not material.
Commodity Price Risk. We are subject to rising labor and commodity price risk, primarily on long-term, fixed-price contracts. To the extent possible, we include terms in our contracts that are designed to protect us from these risks. Some of the protective terms included in our contracts are considered derivative financial instruments but are not accounted for separately because they are clearly and closely related to the host contract. We have not entered into any material commodity hedging contracts but may do so as circumstances warrant. We do not believe that changes in labor or commodity prices will have a material impact on our results of operations or cash flows.
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On April 2, 2017, we held $2.2 billion in cash and equivalents, but held no marketable securities.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The negative impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three-month periods ended April 2, 2017, or April 3, 2016. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the three-month periods ended April 2, 2017, and April 3, 2016.

M. COMMITMENTS AND CONTINGENCIES
Litigation
In 2015, Electric Boat Corporation, a subsidiary of General Dynamics Corporation, received a Civil Investigative Demand from the U.S. Department of Justice regarding an investigation of potential False Claims Act violations relating to alleged failures of Electric Boat’s quality system with respect to allegedly non-conforming parts purchased from a supplier. In 2016, Electric Boat was made aware that it is a defendant in a lawsuit related to this matter filed under seal in U.S. district court. Also in 2016, the Suspending and Debarring Official for the U.S. Department of the Navy issued a Show Cause Letter to Electric Boat requesting that Electric Boat respond to the official’s concerns regarding Electric Boat’s oversight and management with respect to its quality assurance systems for subcontractors and suppliers. Electric Boat responded to the Show Cause Letter and has been engaged in discussions with the U.S. government. Given the current status of these matters, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of these matters, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.1 billion on April 2, 2017. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance obligations of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended April 2, 2017, and April 3, 2016, were as follows:

Three Months Ended	April 2, 2017	April 3, 2016
Beginning balance	$474	$434
Warranty expense	35	23
Payments	(21)	(22)
Adjustments	—	(1)
Ending balance	$488	$434

N. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.
Net periodic defined-benefit pension and other post-retirement benefit cost for the three-month periods ended April 2, 2017, and April 3, 2016, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Service cost	$42	$44	$3	$3
Interest cost	113	114	8	8
Expected return on plan assets	(169)	(178)	(8)	(8)
Recognized net actuarial loss (gain)	86	84	(1)	(1)
Amortization of prior service credit	(17)	(17)	(1)	(2)
Net periodic benefit cost	$55	$47	$1	$—

In 2017, we decreased the expected long-term rate of return on assets in our primary U.S. government and commercial pension plans by 75 basis points following an assessment of the historical and expected long-term returns of our various asset classes.
Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense business groups. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards (CAS) and specific contractual terms. For some of these plans, the cumulative pension and other post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog and probable follow-on contracts, we defer the excess in other contract costs in inventory on the Consolidated Balance Sheet until the cost is allocable to contracts. See Note H for discussion of our deferred contract costs. For other plans, the amount allocated to contracts and included in revenue has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings, classifying these deferrals against the plan assets on the Consolidated Balance Sheet.

O. BUSINESS GROUP INFORMATION
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
Summary financial information for each of our business groups follows:

	Revenue		Operating Earnings
Three Months Ended	April 2, 2017	April 3, 2016	April 2, 2017	April 3, 2016
Aerospace	$2,074	$1,781	$443	$332
Combat Systems	1,287	1,245	205	187
Information Systems and Technology	2,146	2,328	236	237
Marine Systems	1,934	2,122	161	184
Corporate*	—	—	(10)	(16)
Total	$7,441	$7,476	$1,035	$924
* Corporate operating results consist primarily of stock option expense.

P. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended April 2, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$6,544	$897	$—	$7,441
Cost of sales	(3)	5,241	687	—	5,925
G&A	11	394	76	—	481
Operating earnings	(8)	909	134	—	1,035
Interest, net	(24)	—	(1)	—	(25)
Earnings before income tax	(32)	909	133	—	1,010
Provision for income tax, net	(67)	293	21	—	247
Equity in net earnings of subsidiaries	728	—	—	(728)	—
Net earnings	$763	$616	$112	$(728)	$763
Comprehensive income	$888	$617	$207	$(824)	$888
Three Months Ended April 3, 2016
Revenue	$—	$6,599	$877	$—	$7,476
Cost of sales	4	5,391	696	—	6,091
G&A	11	379	71	—	461
Operating earnings	(15)	829	110	—	924
Interest, net	(23)	—	1	—	(22)
Other, net	10	—	—	—	10
Earnings before income tax	(28)	829	111	—	912
Provision for income tax, net	(28)	262	24	—	258
Discontinued operations	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	654	—	—	(654)	—
Net earnings	$641	$567	$87	$(654)	$641
Comprehensive income	$985	$565	$400	$(965)	$985

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 2, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$1,051	$—	$1,117	$—	$2,168
Accounts receivable	—	1,156	2,327	—	3,483
Unbilled receivables	—	2,563	1,994	—	4,557
Inventories	238	5,485	99	—	5,822
Other current assets	142	195	247	—	584
Total current assets	1,431	9,399	5,784	—	16,614
Noncurrent assets:
Property, plant and equipment, net	131	2,854	427	—	3,412
Intangible assets, net	—	255	424	—	679
Goodwill	—	8,052	3,480	—	11,532
Other assets	577	244	153	—	974
Investment in subsidiaries	41,618	—	—	(41,618)	—
Total noncurrent assets	42,326	11,405	4,484	(41,618)	16,597
Total assets	$43,757	$20,804	$10,268	$(41,618)	$33,211

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$898	$3	$—	$—	$901
Customer advances and deposits	—	4,053	2,633	—	6,686
Other current liabilities	599	3,406	1,573	—	5,578
Total current liabilities	1,497	7,462	4,206	—	13,165
Noncurrent liabilities:
Long-term debt	2,966	22	—	—	2,988
Other liabilities	2,398	3,475	602	—	6,475
Total noncurrent liabilities	5,364	3,497	602	—	9,463
Intercompany	26,313	(26,259)	(54)	—	—
Shareholders’ equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders’ equity	10,101	36,098	3,160	(39,258)	10,101
Total shareholders’ equity	10,583	36,104	5,514	(41,618)	10,583
Total liabilities and shareholders’ equity	$43,757	$20,804	$10,268	$(41,618)	$33,211

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$1,254	$—	$1,080	$—	$2,334
Accounts receivable	—	1,155	2,244	—	3,399
Unbilled receivables	—	2,235	1,977	—	4,212
Inventories	304	5,417	96	—	5,817
Other current assets	330	204	238	—	772
Total current assets	1,888	9,011	5,635	—	16,534
Noncurrent assets:
Property, plant and equipment, net	130	2,933	414	—	3,477
Intangible assets, net	—	265	413	—	678
Goodwill	—	8,050	3,395	—	11,445
Other assets	640	232	166	—	1,038
Investment in subsidiaries	41,956	—	—	(41,956)	—
Total noncurrent assets	42,726	11,480	4,388	(41,956)	16,638
Total assets	$44,614	$20,491	$10,023	$(41,956)	$33,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$898	$2	$—	$—	$900
Customer advances and deposits	—	4,339	2,488	—	6,827
Other current liabilities	564	3,465	1,694	—	5,723
Total current liabilities	1,462	7,806	4,182	—	13,450
Noncurrent liabilities:
Long-term debt	2,966	22	—	—	2,988
Other liabilities	3,520	2,330	583	—	6,433
Total noncurrent liabilities	6,486	2,352	583	—	9,421
Intercompany	26,365	(25,827)	(538)	—	—
Shareholders’ equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders’ equity	9,819	36,154	3,442	(39,596)	9,819
Total shareholders’ equity	10,301	36,160	5,796	(41,956)	10,301
Total liabilities and shareholders’ equity	$44,614	$20,491	$10,023	$(41,956)	$33,172

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Three Months Ended April 2, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$(9)	$442	$100	$—	$533
Cash flows from investing activities:
Capital expenditures	(3)	(42)	(17)	—	(62)
Other, net	(1)	29	(51)	—	(23)
Net cash used by investing activities	(4)	(13)	(68)	—	(85)
Cash flows from financing activities:
Purchases of common stock	(354)	—	—	—	(354)
Dividends paid	(230)	—	—	—	(230)
Other, net	(21)	(1)	—	—	(22)
Net cash used by financing activities	(605)	(1)	—	—	(606)
Net cash used by discontinued operations	(8)	—	—	—	(8)
Cash sweep/funding by parent	423	(428)	5	—	—
Net decrease in cash and equivalents	(203)	—	37	—	(166)
Cash and equivalents at beginning of period	1,254	—	1,080	—	2,334
Cash and equivalents at end of period	$1,051	$—	$1,117	$—	$2,168
Three Months Ended April 3, 2016
Net cash provided by operating activities*	$102	$314	$64	$—	$480
Cash flows from investing activities:
Capital expenditures	(1)	(58)	(6)	—	(65)
Other, net	6	(21)	(38)	—	(53)
Net cash used by investing activities	5	(79)	(44)	—	(118)
Cash flows from financing activities:
Purchases of common stock	(1,026)	—	—	—	(1,026)
Dividends paid	(215)	—	—	—	(215)
Other, net	7	—	—	—	7
Net cash used by financing activities	(1,234)	—	—	—	(1,234)
Net cash used by discontinued operations	(6)	—	—	—	(6)
Cash sweep/funding by parent	387	(235)	(152)	—	—
Net decrease in cash and equivalents	(746)	—	(132)	—	(878)
Cash and equivalents at beginning of period	1,732	—	1,053	—	2,785
Cash and equivalents at end of period	$986	$—	$921	$—	$1,907
* Continuing operations only.

Q. PRIOR-PERIOD FINANCIAL STATEMENTS
Our prior-period financial statements were restated for the adoption of three ASUs that are discussed below.
ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We adopted ASU 2016-09 in the second quarter of 2016. ASU 2016-09 impacted several aspects of our accounting for share-based payment transactions. The ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Earnings. Previously, these amounts were recognized directly to shareholders’ equity. While this area of the ASU permits only prospective adoption, because we adopted the standard in the second quarter of 2016, we were required to restate the first-quarter 2016 financial statements to reflect the adoption as of the beginning of the year.
In the Consolidated Statement of Cash Flows, the excess tax benefit from equity-based compensation, previously classified as a financing activity, is now classified as an operating activity. Additionally, cash paid when directly withholding shares on an employee’s behalf for tax withholding purposes is classified as a financing activity. These areas were adopted retrospectively.
ASC Topic 606. We adopted ASC Topic 606 on January 1, 2017, using the retrospective method. The adoption of ASC Topic 606 had two primary impacts on our Consolidated Financial Statements. The impact of adjustments on profit recorded to date is now recognized in the period identified (cumulative catch-up method), rather than prospectively over the remaining contract term. For our contracts for the manufacture of business-jet aircraft, we now recognize revenue at a single point in time when control is transferred to the customer, generally when the customer accepts the fully outfitted aircraft. Prior to the adoption of ASC Topic 606, we recognized revenue for these contracts at two contractual milestones: when green aircraft were completed and accepted by the customer and when the customer accepted final delivery of the fully outfitted aircraft. The cumulative effect of the adoption was recognized as a decrease to retained earnings of $372 on January 1, 2015.
We applied the standard's practical expedient that permits the omission of prior-period information about our remaining performance obligations. No other practical expedients were applied.
ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. We adopted ASU 2015-17 on January 1, 2017, using the retrospective method. ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the Consolidated Balance Sheet. The adoption of ASU 2015-17 resulted in reclassifications among accounts on the Consolidated Balance Sheet, but had no other impacts on our results of operations, financial condition or cash flows.
The following tables summarize the effects of adopting these accounting standards on our unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended	Effect of the Adoption of			Three Months Ended
	April 3, 2016	ASU	ASC	ASU	April 3, 2016
(Dollars in millions, except per-share amounts)	As Reported	2016-09	Topic 606	2015-17	As Adjusted
Revenue:
Products	$4,864	$—	$(282)	$—	$4,582
Services	2,860	—	34	—	2,894
	7,724	—	(248)	—	7,476
Operating costs and expenses:
Products	3,784	—	(149)	—	3,635
Services	2,427	—	29	—	2,456
G&A	460	—	1	—	461
	6,671	—	(119)	—	6,552
Operating earnings	1,053	—	(129)	—	924
Interest, net	(22)	—	—	—	(22)
Other, net	10	—	—	—	10
Earnings from continuing operations before income tax	1,041	—	(129)	—	912
Provision for income tax, net	311	(15)	(38)	—	258
Earnings from continuing operations	730	15	(91)	—	654
Discontinued operations	(13)	—	—	—	(13)
Net earnings	$717	$15	$(91)	$—	$641

Earnings per share
Basic:
Continuing operations	$2.37	$0.05	$(0.30)	$—	$2.12
Discontinued operations	(0.04)	—	—	—	(0.04)
Net earnings	$2.33	$0.05	$(0.30)	$—	$2.08
Diluted:
Continuing operations	$2.34	$0.03	$(0.29)	$—	$2.08
Discontinued operations	(0.04)	—	—	—	(0.04)
Net earnings	$2.30	$0.03	$(0.29)	$—	$2.04

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended	Effect of the Adoption of			Three Months Ended
	April 3, 2016	ASU	ASC	ASU	April 3, 2016
(Dollars in millions)	As Reported	2016-09	Topic 606	2015-17	As Adjusted
Net earnings	$717	$15	$(91)	$—	$641
Gains on cash flow hedges	182	—	—	—	182
Unrealized losses on securities	(9)	—	—	—	(9)
Foreign currency translation adjustments	181	—	(1)	—	180
Change in retirement plans’ funded status	60	—	—	—	60
Other comprehensive income, pretax	414	—	(1)	—	413
Provision for income tax, net	69	—	—	—	69
Other comprehensive income, net of tax	345	—	(1)	—	344
Comprehensive income	$1,062	$15	$(92)	$—	$985

CONSOLIDATED BALANCE SHEET (UNAUDITED)

		Effect of the Adoption of
	December 31, 2016	ASU	ASC	ASU	December 31, 2016
(Dollars in millions)	As Reported	2016-09	Topic 606	2015-17*	As Adjusted

ASSETS
Current assets:
Cash and equivalents	$2,334	$—	$—	$—	$2,334
Accounts receivable	3,611	—	(212)	—	3,399
Unbilled receivables	5,282	—	(1,070)	—	4,212
Inventories	3,523	—	2,294	—	5,817
Other current assets	697	—	90	(15)	772
Total current assets	15,447	—	1,102	(15)	16,534
Noncurrent assets:
Property, plant and equipment, net	3,467	—	10	—	3,477
Intangible assets, net	678	—	—	—	678
Goodwill	11,445	—	—	—	11,445
Other assets	1,835	—	—	(797)	1,038
Total noncurrent assets	17,425	—	10	(797)	16,638
Total assets	$32,872	$—	$1,112	$(812)	$33,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$900	$—	$—	$—	$900
Accounts payable	2,538	—	—	—	2,538
Customer advances and deposits	4,939	—	1,888	—	6,827
Other current liabilities	4,469	—	(361)	(923)	3,185
Total current liabilities	12,846	—	1,527	(923)	13,450
Noncurrent liabilities:
Long-term debt	2,988	—	—	—	2,988
Other liabilities	6,062	—	260	111	6,433
Commitments and contingencies (see Note M)
Total noncurrent liabilities	9,050	—	260	111	9,421
Shareholders’ equity:
Common stock	482	—	—	—	482
Surplus	2,819	—	—	—	2,819
Retained earnings	25,227	—	(684)	—	24,543
Treasury stock	(14,156)	—	—	—	(14,156)
Accumulated other comprehensive loss	(3,396)	—	9	—	(3,387)
Total shareholders’ equity	10,976	—	(675)	—	10,301
Total liabilities and shareholders’ equity	$32,872	$—	$1,112	$(812)	$33,172
* The effect of the adoption of ASU 2015-17 includes the reclassification of current deferred tax assets and liabilities of $10 and $335, respectively, which are included as effects of adopting ASC Topic 606.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended	Effect of the Adoption of			Three Months Ended
	April 3, 2016	ASU	ASC	ASU	April 3, 2016
(Dollars in millions)	As Reported	2016-09	Topic 606	2015-17	As Adjusted
Cash flows from operating activities - continuing operations:
Net earnings	$717	$15	$(91)	$—	$641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	90	—	(1)	—	89
Amortization of intangible assets	27	—	—	—	27
Equity-based compensation expense	27	—	—	—	27
Excess tax benefit from equity-based compensation	(15)	15	—	—	—
Deferred income tax provision	20	—	(38)	—	(18)
Discontinued operations	13	—	—	—	13
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(195)	—	(15)	—	(210)
Unbilled receivables	(337)	—	61	—	(276)
Inventories	(133)	—	(88)	—	(221)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	179	—	—	—	179
Customer advances and deposits	(209)	—	191	—	(18)
Income taxes payable	268	(15)	—	—	253
Other current liabilities	(70)	26	(8)	—	(52)
Other, net	57	—	(11)	—	46
Net cash provided by operating activities	439	41	—	—	480
Cash flows from investing activities:
Capital expenditures	(65)	—	—	—	(65)
Other, net	(53)	—	—	—	(53)
Net cash used by investing activities	(118)	—	—	—	(118)
Cash flows from financing activities:
Purchases of common stock	(1,026)	—	—	—	(1,026)
Dividends paid	(215)	—	—	—	(215)
Other, net	48	(41)	—	—	7
Net cash used by financing activities	(1,193)	(41)	—	—	(1,234)
Net cash used by discontinued operations	(6)	—	—	—	(6)
Net decrease in cash and equivalents	(878)	—	—	—	(878)
Cash and equivalents at beginning of period	2,785	—	—	—	2,785
Cash and equivalents at end of period	$1,907	$—	$—	$—	$1,907

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2015 - as reported	$482	$2,730	$23,204	$(12,392)	$(3,286)	$10,738
Cumulative-effect adjustment of ASC Topic 606 on January 1, 2016	—	—	(301)	—	3	(298)
December 31, 2015 - as adjusted	482	2,730	22,903	(12,392)	(3,283)	10,440
First quarter 2016 - as reported	—	10	483	(994)	345	(156)
Effect of the adoption of ASU 2016-09	—	(15)	15	—	—	—
Effect of the adoption of ASC Topic 606	—	—	(91)	—	(1)	(92)
Effect of the adoption of ASU 2015-17	—	—	—	—	—	—
April 3, 2016 - as adjusted	$482	$2,725	$23,310	$(13,386)	$(2,939)	$10,192

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
We operate through four business groups: Aerospace, Combat Systems, Information Systems and Technology, and Marine Systems. Our primary customer is the U.S. government, including the Department of Defense (DoD), the intelligence community and other U.S. government customers. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business-jet aircraft. The following discussion should be read in conjunction with our 2016 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.
DEFENSE BUSINESS ENVIRONMENT
With approximately 60 percent of our revenue from the U.S. government, our financial performance is impacted by U.S. government spending levels, particularly defense spending. Over the past several years, U.S. defense spending has been mandated by the Budget Control Act of 2011 (BCA). The BCA establishes spending caps over a 10-year period through 2021.
The fiscal year (FY) 2017 budget request for the DoD totals $589 billion, which includes $524 billion in the base budget in compliance with the BCA, as well as $65 billion for overseas contingency operations. The budget request represents a slight increase over FY 2016 spending levels. In December 2016, since the Congress had not passed the FY 2017 defense appropriations bill, a continuing resolution (CR), which funds government agencies at FY 2016 spending levels, was approved through April 28, 2017. To prevent detrimental changes or delays to certain government programs, the CR included exceptions that provide funding flexibility and additional appropriations for these programs, including the Columbia-class submarine.
On March 8, 2017, the House of Representatives passed the FY 2017 defense appropriations bill, but the Senate has not yet passed the bill as of the filing of this Form 10-Q on April 26, 2017. The current CR has not had a material impact on our results of operations, financial condition or cash flows. The timing of the passage of an appropriations bill remains uncertain. However, if a full-year extension of the CR occurs, it is not expected to have a material impact on our results of operations, financial condition or cash flows.

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important to evaluate our financial statements and operating results. The following paragraphs explain how we recognize revenue and operating costs in our business groups. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with

Customers, which we adopted on January 1, 2017. As a result of adoption, our prior-period results of operations and backlog have been restated.
In the Aerospace group, we record revenue on contracts for new aircraft when control is transferred to the customer, generally when the customer accepts the fully outfitted aircraft. Revenue associated with the group’s completions of other original equipment manufacturers’ (OEMs) aircraft and the group’s services businesses are recognized as work progresses or upon delivery of services. Fluctuations in revenue from period to period result from the number and mix of new aircraft deliveries, progress on aircraft completions and the level of aircraft service activity during the period.
The majority of the Aerospace group’s operating costs relates to new aircraft production on firm orders and consists of labor, material, subcontractor and overhead costs. The costs are accumulated in production lots, recorded in inventory and recognized as operating costs at aircraft delivery based on the estimated average unit cost in a production lot. While changes in the estimated average unit cost for a production lot impact the level of operating costs, the amount of operating costs reported in a given period is based largely on the number and type of aircraft delivered. Operating costs in the Aerospace group’s completions and services businesses are recognized generally as incurred.
For new aircraft, operating earnings and margin are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft and the mix of large-cabin and mid-cabin aircraft deliveries. Additional factors affecting the group’s earnings and margin include the volume, mix and profitability of completions and services work performed, the volume of and market for pre-owned aircraft and the level of general and administrative (G&A) and net research and development (R&D) costs incurred by the group.
In the three defense groups, revenue on long-term government contracts is recognized generally over time as the work progresses, either as the products are produced or as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Operating costs for the defense groups consist of labor, material, subcontractor, overhead and G&A costs and are recognized generally as incurred. Variances in costs recognized from period to period reflect primarily increases and decreases in production or activity levels on individual contracts. Because costs are used as a measure of progress, year-over-year variances in cost result in corresponding variances in revenue, which we generally refer to as volume.
Operating earnings and margin in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract scope or both. Therefore, changes in costs incurred in the period compared with prior periods do not necessarily impact profitability. It is only when total estimated costs at completion on a given contract change without a corresponding change in the contract value that the profitability of that contract may be impacted. Contract mix refers to changes in the volume of higher- versus lower-margin work. Additionally, higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).

CONSOLIDATED OVERVIEW

Three Months Ended	April 2, 2017	April 3, 2016	Variance
Revenue	$7,441	$7,476	$(35)	(0.5)%
Operating costs and expenses	6,406	6,552	(146)	(2.2)%
Operating earnings	1,035	924	111	12.0%
Operating margin	13.9%	12.4%
Our consolidated results for the first quarter of 2017 reflect superb operating performance, with operating earnings over $1 billion and a record-high 13.9 percent operating margin.
Revenue was down very slightly in the first quarter of 2017 compared with the prior-year period. The decrease was driven by less U.S. Navy ship construction work in our Marine Systems group and lower volume in our Information Systems and Technology group. Revenue increased in our Aerospace group with additional aircraft deliveries and in our Combat Systems group with higher combat vehicle sales.
Operating costs and expenses decreased at a greater rate than revenue, resulting in operating earnings and margin growth compared with the prior-year period. The 150 basis-point margin expansion in the first quarter of 2017 was attributable to improved operating performance in the Aerospace, Combat Systems, and Information Systems and Technology groups.

REVIEW OF BUSINESS GROUPS
Following is a discussion of the operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed by specific types of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the lines of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the group’s results. Additional information regarding our business groups can be found in Note O to the unaudited Consolidated Financial Statements in Part I, Item 1.
AEROSPACE

Three Months Ended	April 2, 2017	April 3, 2016	Variance
Revenue	$2,074	$1,781	$293	16.5%
Operating earnings	443	332	111	33.4%
Operating margin	21.4%	18.6%
Gulfstream aircraft deliveries (in units)	30	28	2	7.1%
Operating Results
The change in the Aerospace group’s revenue in the first quarter of 2017 consisted of the following:

Aircraft manufacturing, outfitting and completions	$253
Aircraft services	34
Pre-owned aircraft	6
Total increase	$293

Aircraft manufacturing, outfitting and completions revenue increased in the first quarter of 2017 due primarily to additional deliveries of the ultra-large-cabin G650 aircraft, offset partially by fewer G550 large-cabin aircraft deliveries. Aircraft services revenue increased in the first quarter of 2017 driven by higher demand for maintenance work and the acquisitions of an aircraft management and charter services provider in 2016 and a fixed-base operations (FBO) facility in 2017. We had one pre-owned aircraft sale in each of the first-quarter periods.
The change in the group’s operating earnings in the first quarter of 2017 consisted of the following:

Aircraft manufacturing, outfitting and completions	$124
Aircraft services	(7)
Pre-owned aircraft	2
G&A/other expenses	(8)
Total increase	$111
Operating earnings were up in the first quarter of 2017 compared with the prior-year period due to additional aircraft deliveries, a favorable mix of those deliveries and effective cost containment, driving a 280 basis-point increase in operating margin to 21.4 percent.
Outlook
We expect the group’s full-year 2017 revenue to increase about 6 percent from 2016. Operating margin is expected to be in the low-19 percent range.
COMBAT SYSTEMS

Three Months Ended	April 2, 2017	April 3, 2016	Variance
Revenue	$1,287	$1,245	$42	3.4%
Operating earnings	205	187	18	9.6%
Operating margin	15.9%	15.0%
Operating Results
The increase in the Combat Systems group’s revenue in the first quarter of 2017 consisted of the following:

U.S. military vehicles	$44
Weapons systems and munitions	11
International military vehicles	(13)
Total increase	$42
Revenue from U.S. military vehicles increased in the first quarter of 2017 due to higher volume on the Stryker program to produce vehicles with a 30-millimeter cannon. Weapons systems and munitions revenue was up slightly due to increased production of several products, including bombs and Hydra-70 rockets. Lower revenue on our international military vehicle programs was driven by the transition from engineering to production on a major combat-vehicle contract in the Middle East and timing of work to upgrade and modernize LAV III combat vehicles for the Canadian army. These decreases were largely offset by higher volume on the British AJAX armoured fighting vehicles and Danish armored personnel carriers programs.

The Combat Systems group’s operating margin increased 90 basis points in the first quarter of 2017 driven by improved operating performance. Operating results in the first quarter of 2016 included a loss on the design and development phase of the AJAX contract.
Outlook
We expect the Combat Systems group’s full-year revenue to increase between 6 and 7 percent in 2017. Operating margin is expected to be in the mid-15 percent range.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	April 2, 2017	April 3, 2016	Variance
Revenue	$2,146	$2,328	$(182)	(7.8)%
Operating earnings	236	237	(1)	(0.4)%
Operating margin	11.0%	10.2%
Operating Results
The change in the Information Systems and Technology group’s revenue in the first quarter of 2017 consisted of the following:

C4ISR solutions	$(98)
IT services	(84)
Total decrease	$(182)
C4ISR solutions revenue decreased in the first quarter of 2017 due primarily to lower volume on the Common Hardware Systems-4 (CHS-4) ruggedized computing equipment and Warfighter Information Network-Tactical (WIN-T) mobile communications network programs. Revenue decreased in the first quarter of 2017 in our IT services business driven by lower volume on the Department of State supply chain management program and decreased contact-center services work for the Centers for Medicare & Medicaid Services.
The group maintained steady operating earnings despite the lower revenue. The 80 basis-point increase in operating margin in the first quarter of 2017 was driven primarily by strong program performance on several mature programs in the IT services business.
Outlook
We expect full-year revenue in the Information Systems and Technology group to increase slightly in 2017, with operating margin approximating 11 percent.
MARINE SYSTEMS

Three Months Ended	April 2, 2017	April 3, 2016	Variance
Revenue	$1,934	$2,122	$(188)	(8.9)%
Operating earnings	161	184	(23)	(12.5)%
Operating margin	8.3%	8.7%

Operating Results
The change in the Marine Systems group’s revenue in the first quarter of 2017 consisted of the following:

U.S. Navy ship construction	$(232)
Commercial ship construction	(51)
U.S. Navy ship engineering, repair and other services	95
Total decrease	$(188)
U.S. Navy ship construction revenue decreased in the first quarter of 2017 due to lower material volume on Block III of the Virginia-class submarine program, offset partially by higher volume on the Expeditionary Sea Base (ESB) and TAO-205 next-generation fleet oiler contracts. Jones Act commercial ship construction revenue decreased following the delivery of six ships in 2016. These decreases were offset partially by increased revenue from U.S. Navy ship engineering, repair and other services driven by additional development work on the Columbia-class submarine program and a higher volume of submarine repair work.
The Marine Systems group’s operating margin decreased 40 basis points in the first quarter of 2017. Operating results in the first quarter of 2017 were impacted in part by a delay in the scheduled delivery of one ship in Block III of the Virginia-class submarine program.
Outlook
We expect the Marine Systems group’s full-year revenue to decrease slightly in 2017. Operating margin is expected to improve to the mid-8 percent range.
CORPORATE
Corporate costs totaled $10 in the first quarter of 2017 compared with $16 in the first quarter of 2016. Corporate results consist primarily of compensation expense for stock options. We expect 2017 Corporate operating costs of approximately $55.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	April 2, 2017	April 3, 2016	Variance
Revenue	$4,467	$4,582	$(115)	(2.5)%
Operating costs	3,436	3,635	(199)	(5.5)%
The change in product revenue in the first quarter of 2017 consisted of the following:

Ship construction	$(285)
Aircraft manufacturing, outfitting and completions	253
C4ISR products	(78)
Other, net	(5)
Total decrease	$(115)

Product revenue decreased in the first quarter of 2017 due primarily to lower material volume on Block III of the Virginia-class submarine program and decreased Jones Act commercial ship construction volume. Revenue from C4ISR products decreased in the first quarter of 2017 due to lower volume on the CHS-4 and WIN-T programs. These decreases were offset partially by additional Gulfstream aircraft deliveries in the first quarter of 2017. Product operating costs decreased in the first quarter of 2017 at a higher rate than revenue declined due to improved operating performance in the Aerospace, Combat Systems, and Information Systems and Technology groups.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	April 2, 2017	April 3, 2016	Variance
Revenue	$2,974	$2,894	$80	2.8%
Operating costs	2,489	2,456	33	1.3%
The change in service revenue in the first quarter of 2017 consisted of the following:

Ship engineering, repair and other services	$97
Other, net	(17)
Total increase	$80
Service revenue increased in the first quarter of 2017 due primarily to additional development work on the Columbia-class submarine program and a higher volume of submarine repair work. Service operating costs increased in the first quarter of 2017 consistent with the higher volume on the programs described above.
OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.5 percent in the first three months of 2017 compared with 6.2 percent in the first three months of 2016. We expect full-year G&A expenses in 2017 to be generally consistent with 2016.
Interest, Net
Net interest expense was $25 in the first three months of 2017 compared with $22 in the prior-year period. The increase is due primarily to a $500 net increase in long-term debt beginning in the third quarter of 2016. We expect full-year 2017 net interest expense to be approximately $110.
Provision for Income Tax, Net
Our effective tax rate was 24.5 percent in the first three months of 2017 compared with 28.3 percent in the prior-year period. The decrease is due primarily to additional tax benefits from equity-based compensation in the first three months of 2017 associated with stock option exercises and the vesting of restricted stock and restricted stock units. We anticipate a full-year 2017 effective tax rate of approximately 28 percent.
Discontinued Operations
In the first quarter of 2016, we recognized in discontinued operations a final adjustment of $13 to the loss on the sale of our axle business in the Combat Systems group. The business was sold in 2015.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $60.4 billion at the end of the first quarter of 2017 compared with $62.2 billion on December 31, 2016. The funded portion of the backlog grew by approximately $1.5 billion to $53.3 billion, or 88 percent of our total backlog. Our total backlog is equal to our remaining performance obligations as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $85 billion on April 2, 2017.
The following table details the backlog and the estimated potential contract value of each business group at the end of the first quarter of 2017 and fourth quarter of 2016:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	April 2, 2017
Aerospace	$12,446	$133	$12,579	$1,929	$14,508
Combat Systems	17,058	523	17,581	4,970	22,551
Information Systems and Technology	6,682	2,038	8,720	13,994	22,714
Marine Systems	17,071	4,413	21,484	3,756	25,240
Total	$53,257	$7,107	$60,364	$24,649	$85,013

	December 31, 2016
Aerospace	$13,119	$96	$13,215	$2,127	$15,342
Combat Systems	17,206	597	17,803	4,698	22,501
Information Systems and Technology	6,458	2,007	8,465	14,327	22,792
Marine Systems	15,000	7,723	22,723	3,873	26,596
Total	$51,783	$10,423	$62,206	$25,025	$87,231

AEROSPACE
Aerospace funded backlog represents aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The group ended the first quarter of 2017 with backlog of $12.6 billion compared with $13.2 billion on December 31, 2016.
Orders in the first quarter of 2017 reflected good demand across our product and services portfolio. We received orders for all models of in-production Gulfstream aircraft, as well as additional orders for the G500 and G600 aircraft, which are expected to enter into service in 2017 and 2018, respectively.
Beyond total backlog, estimated potential contract value in the Aerospace group was $1.9 billion on April 2, 2017 compared with $2.1 billion on December 31, 2016. Estimated potential contract value represents primarily options to purchase new aircraft and long-term aircraft services agreements. The value was down slightly in the first quarter of 2017 as customers exercised options to purchase new aircraft.

DEFENSE GROUPS
The total backlog in our three defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by Congress and funded by the customer, as well as commitments by international customers that are approved and funded similarly by their governments. We have included in total backlog firm contracts at the amounts that we believe we are likely to receive funding, but there is no guarantee that future budgets and appropriations will provide the same funding level currently anticipated for a given program.
Estimated potential contract value in our defense groups includes work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts and unexercised options associated with existing firm contracts. Contract options in our defense business represent agreements to perform additional work under existing contracts at the election of the customer. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value. We recognize options in backlog when the customer exercises the option and establishes a firm order.
Total backlog in our defense groups was $47.8 billion on April 2, 2017, down 2.5 percent from $49 billion on December 31, 2016. However, our funded backlog increased over 5 percent to $40.8 billion, primarily in our Marine Systems group. The book-to-bill ratio (orders divided by revenue) in our Information Systems and Technology group exceeded one-to-one in the first quarter of 2017, resulting in backlog growth of over $250. Estimated potential contract value was $22.7 billion on April 2, 2017, compared with $22.9 billion on December 31, 2016. Each of our defense groups received notable contract awards during the first quarter of 2017.
Combat Systems awards included the following:

•	$175 from the U.S. Army for inventory management and support services for the Stryker fleet.

•	$75 from the Army for engineering and logistics support services for the Abrams family of vehicles.

•	$65 from the Army for training ammunition.

•	$50 from the U.S. Special Operations Command for the production of Ground Mobility Vehicles (GMVs).

•	$35 to produce gun systems for the F-35 Joint Strike Fighter.

•	$30 from the Army for the production of Stryker vehicles with an integrated 30-millimeter gun system.
Information Systems and Technology awards included the following:

•	$415 from the U.K. Ministry of Defence to design and develop the next-generation tactical communication and information system in the initial phase of the U.K.'s MORPHEUS program.

•	$160 from the National Geospatial-Intelligence Agency (NGA) to continue the consolidation of NGA's operations from six locations to one stand-alone location at New Campus East (NCE).

•	$85 from the NATO Communications and Information Agency to upgrade existing technical infrastructure with a comprehensive cloud-based infrastructure.

•	$85 from the U.S. Air Force for the Battlefield Information Collection and Exploitation System (BICES) program to provide intelligence information sharing and support to coalition operations.

•	$50 from the Air Forces Central Command for communications technical support services in Asia.

•	$45 from the U.S. Naval Air Warfare Center for design, development and support services of shipboard and airborne systems.

•	$45 from the Army for additional equipment for the WIN-T Increment 2 program.

•	$40 to provide enterprise IT support services for U.S. Army Europe.

•	$35 from the Army for ruggedized computing equipment under the CHS-4 program.
Marine Systems awards included the following:

•	$310 from the U.S. Navy for design work on the Columbia-class submarine program and Advanced Nuclear Plant Studies (ANPS) in support of the program.

•	$125 from the Navy to procure long-lead materials for two Virginia-class submarines under Block V of the program.

•	$40 from the Navy for modernization work on the USS Cowpens, a Ticonderoga-class guided-missile cruiser.

•	$35 from the Navy for Post Shakedown Availability (PSA) work on a Virginia-class submarine.

•	$25 from the Navy for maintenance and modernization work on the USS Gonzalez, an Arleigh Burke-class guided-missile destroyer.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2017 with a cash balance of $2.2 billion, down $166 from the end of 2016. Our net debt position, defined as cash and equivalents and marketable securities less debt, was $1.7 billion at the end of the first quarter of 2017 compared with $1.6 billion at the end of 2016. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statement of Cash Flows, in the first three months of 2017 and 2016.
OPERATING ACTIVITIES
We generated cash from operating activities of $533 in the first three months of 2017 compared with $480 in the same period in 2016. The primary driver of cash flows in both periods was net earnings. Cash flows in the first three months of 2017 were affected negatively by growth in operating working capital in our Aerospace group from the build-up of inventory related to the new G500 and G600 aircraft programs.
INVESTING ACTIVITIES
Cash used for investing activities was $85 in the first three months of 2017 compared with $118 in the same period in 2016. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. We expect capital expenditures of approximately 2 percent of revenue in 2017.
FINANCING ACTIVITIES
Cash used for financing activities was $606 in the first three months of 2017 compared with $1.2 billion in the same period in 2016. Our financing activities include repurchases of common stock, payment of dividends and debt repayments. Net cash from financing activities also includes proceeds received from debt issuances and employee stock option exercises.
On March 1, 2017, our board of directors authorized management to repurchase up to 10 million additional shares of the company's outstanding stock. In the first three months of 2017, we repurchased approximately 1.9 million of our outstanding shares for $355. On April 2, 2017, 13.5 million shares remained authorized by our board of directors for repurchase, approximately 4 percent of our total shares outstanding. We repurchased 7.8 million shares for $1 billion in the first three months of 2016.
On March 1, 2017, our board of directors declared an increased quarterly dividend of $0.84 per share, the 20th consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.76 per share in March 2016. Cash dividends paid were $230 in the first three months of 2017 compared with $215 in the same period in 2016.
Fixed-rate notes of $900 mature in November of 2017. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
We had no commercial paper outstanding on April 2, 2017. We have $2 billion in bank credit facilities that remain available, including a $1 billion facility expiring in July 2018 and a $1 billion facility expiring in November 2020. These facilities are for general corporate purposes and working capital needs and are required by credit rating agencies to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Three Months Ended	April 2, 2017	April 3, 2016
Net cash provided by operating activities	$533	$480
Capital expenditures	(62)	(65)
Free cash flow from operations	$471	$415
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	70%	73%
Free cash flow from operations	62%	63%
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy.

ADDITIONAL FINANCIAL INFORMATION
ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES
For a discussion of environmental matters and other contingencies, see Note M to the unaudited Consolidated Financial Statements in Part I, Item 1. Except as otherwise noted in Note M, we do not expect our aggregate liability with respect to these matters to have a material impact on our results of operations, financial condition or cash flows.
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $50 ($0.11) and $58 ($0.12) for the three-month periods ended April 2, 2017, and April 3, 2016, respectively. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements for the three-month periods ended April 2, 2017, and April 3, 2016.
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
We believe our judgment is applied consistently and produces financial information that fairly depicts our results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2016. For a discussion of new accounting standards that have been issued by the FASB but are not yet effective, see Note A to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2017, (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 2, 2017, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•
differences in anticipated and actual program performance, including the ability to perform under long-term, fixed-price contracts within estimated costs, and performance issues with key suppliers and subcontractors;

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note M to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares That May Yet Be Purchased Under the Program (a)
Pursuant to Share Buyback Program
1/1/17-1/29/17	—	$—	—	5,388,754
1/30/17-2/26/17	540,000	186.96	540,000	4,848,754
2/27/17-4/2/17	1,340,000	189.53	1,340,000	13,508,754

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (b)
1/1/17-1/29/17	444,579	175.49
1/30/17-2/26/17	—	—
2/27/17-4/2/17	—	—
	2,324,579	$186.25
(a)     On March 1, 2017, the board of directors authorized management to repurchase 10 million additional shares of common stock.
(b)     Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the minimum statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the first quarter of 2017.

ITEM 6. EXHIBITS

10.1*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 1, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company's Compensation Recoupment Policy)**

10.2*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 1, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company's Compensation Recoupment Policy)**

10.3*	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 1, 2017)**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	Interactive Data File**

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 6 of Form 10-Q.
** Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
William A. Moss
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: April 26, 2017