Form 10-Q
period 2017-07-02
GENERAL DYNAMICS CORP
filed 2017-07-26
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2017
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company ___ Emerging growth company ___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓
299,461,802 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 2, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 2, 2017	July 3, 2016
Revenue:
Products	$4,654	$4,943
Services	3,021	2,831
	7,675	7,774
Operating costs and expenses:
Products	3,582	3,889
Services	2,532	2,373
General and administrative (G&A)	505	485
	6,619	6,747
Operating earnings	1,056	1,027
Interest, net	(24)	(23)
Other, net	—	1
Earnings before income tax	1,032	1,005
Provision for income tax, net	283	291
Net earnings	$749	$714

Earnings per share
Basic	$2.50	$2.35
Diluted	$2.45	$2.30
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	July 2, 2017	July 3, 2016
Revenue:
Products	$9,121	$9,525
Services	5,995	5,725
	15,116	15,250
Operating costs and expenses:
Products	7,018	7,524
Services	5,021	4,829
G&A	986	946
	13,025	13,299
Operating earnings	2,091	1,951
Interest, net	(49)	(45)
Other, net	—	11
Earnings from continuing operations before income tax	2,042	1,917
Provision for income tax, net	530	549
Earnings from continuing operations	1,512	1,368
Discontinued operations	—	(13)
Net earnings	$1,512	$1,355

Earnings per share
Basic:
Continuing operations	$5.03	$4.47
Discontinued operations	—	(0.04)
Net earnings	$5.03	$4.43
Diluted:
Continuing operations	$4.94	$4.39
Discontinued operations	—	(0.04)
Net earnings	$4.94	$4.35
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Net earnings	$749	$714	$1,512	$1,355
Gains (losses) on cash flow hedges	135	(24)	148	158
Unrealized gains (losses) on securities	2	5	7	(4)
Foreign currency translation adjustments	199	(53)	281	127
Change in retirement plans’ funded status	63	66	132	126
Other comprehensive income (loss), pretax	399	(6)	568	407
Provision for income tax, net	59	15	103	84
Other comprehensive income (loss), net of tax	340	(21)	465	323
Comprehensive income	$1,089	$693	$1,977	$1,678
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)	July 2, 2017	December 31, 2016

ASSETS
Current assets:
Cash and equivalents	$1,856	$2,334
Accounts receivable	3,690	3,399
Unbilled receivables	5,045	4,212
Inventories	5,839	5,817
Other current assets	696	772
Total current assets	17,126	16,534
Noncurrent assets:
Property, plant and equipment, net	3,424	3,477
Intangible assets, net	685	678
Goodwill	11,679	11,445
Other assets	879	1,038
Total noncurrent assets	16,667	16,638
Total assets	$33,793	$33,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$989	$900
Accounts payable	2,620	2,538
Customer advances and deposits	6,822	6,827
Other current liabilities	3,072	3,185
Total current liabilities	13,503	13,450
Noncurrent liabilities:
Long-term debt	2,989	2,988
Other liabilities	6,349	6,433
Commitments and contingencies (see Note M)
Total noncurrent liabilities	9,338	9,421
Shareholders’ equity:
Common stock	482	482
Surplus	2,796	2,819
Retained earnings	25,546	24,543
Treasury stock	(14,950)	(14,156)
Accumulated other comprehensive loss	(2,922)	(3,387)
Total shareholders’ equity	10,952	10,301
Total liabilities and shareholders’ equity	$33,793	$33,172
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 2, 2017	July 3, 2016
Cash flows from operating activities - continuing operations:
Net earnings	$1,512	$1,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	182	181
Amortization of intangible assets	38	50
Equity-based compensation expense	49	51
Deferred income tax provision	93	10
Discontinued operations	—	13
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(291)	(38)
Unbilled receivables	(815)	(523)
Inventories	(14)	(84)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	82	157
Customer advances and deposits	(29)	(455)
Other, net	203	156
Net cash provided by operating activities	1,010	873
Cash flows from investing activities:
Capital expenditures	(153)	(134)
Other, net	(42)	(51)
Net cash used by investing activities	(195)	(185)
Cash flows from financing activities:
Purchases of common stock	(901)	(1,189)
Dividends paid	(483)	(447)
Other, net	108	96
Net cash used by financing activities	(1,276)	(1,540)
Net cash used by discontinued operations	(17)	(34)
Net decrease in cash and equivalents	(478)	(886)
Cash and equivalents at beginning of period	2,334	2,785
Cash and equivalents at end of period	$1,856	$1,899
Supplemental cash flow information:
Cash payments for:
Income taxes	$328	$460
Interest	$46	$42
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2016	$482	$2,819	$24,543	$(14,156)	$(3,387)	$10,301
Cumulative-effect adjustment (see Note A)	—	—	(3)	—	—	(3)
Net earnings	—	—	1,512	—	—	1,512
Cash dividends declared	—	—	(506)	—	—	(506)
Equity-based awards	—	(23)	—	99	—	76
Shares purchased	—	—	—	(893)	—	(893)
Other comprehensive income	—	—	—	—	465	465
July 2, 2017	$482	$2,796	$25,546	$(14,950)	$(2,922)	$10,952

December 31, 2015	$482	$2,730	$22,903	$(12,392)	$(3,283)	$10,440
Net earnings	—	—	1,355	—	—	1,355
Cash dividends declared	—	—	(466)	—	—	(466)
Equity-based awards	—	26	—	90	—	116
Shares purchased	—	—	—	(1,189)	—	(1,189)
Other comprehensive income	—	—	—	—	323	323
July 3, 2016	$482	$2,756	$23,792	$(13,491)	$(2,960)	$10,579
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended July 2, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 2, 2017, and July 3, 2016.
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 71% and 70% of our revenue for the three- and six-month periods ended July 2, 2017, and 68% and 71% of our revenue for the three- and six-month periods ended July 3, 2016, respectively. Substantially all of our revenue in the defense groups is recognized over time. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 29% and 30% of our revenue for the three- and six-month periods ended July 2, 2017, and 32% and 29% of our revenue for the three- and six-month periods ended July 3, 2016, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace group. Revenue on these contracts is recognized when the customer accepts the fully outfitted aircraft.

On July 2, 2017, we had $58.6 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 55% of our remaining performance obligations as revenue by 2018, an additional 30% by 2020 and the balance thereafter.
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
As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Revenue	$90	$55	$162	$123
Operating earnings	121	59	171	117
Diluted earnings per share	$0.26	$0.12	$0.36	$0.24
No adjustment on any one contract was material to our unaudited Consolidated Financial Statements for the three- and six-month periods ended July 2, 2017, and July 3, 2016.
Revenue by Category. Our portfolio of products and services consists of over 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major product line was as follows:

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Aircraft manufacturing, outfitting and completions	$1,600	$1,842	$3,229	$3,218
Aircraft services	445	404	880	805
Pre-owned aircraft	33	38	43	42
Total Aerospace	2,078	2,284	4,152	4,065
Wheeled combat vehicles	566	545	1,126	1,108
Weapons systems, armament and munitions	409	355	755	696
Tanks and tracked vehicles	278	238	525	430
Engineering and other services	161	159	295	308
Total Combat Systems	1,414	1,297	2,701	2,542
C4ISR* solutions	1,052	1,119	2,140	2,305
Information technology (IT) services	1,052	1,096	2,110	2,238
Total Information Systems and Technology	2,104	2,215	4,250	4,543
Nuclear-powered submarines	1,342	1,278	2,546	2,665
Surface combatants	254	282	501	555
Auxiliary and commercial ships	155	152	298	301
Repair and other services	328	266	668	579
Total Marine Systems	2,079	1,978	4,013	4,100
Total revenue	$7,675	$7,774	$15,116	$15,250
* Command, control, communications, computers, intelligence, surveillance and reconnaissance.
Revenue by contract type was as follows:

Three Months Ended July 2, 2017	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
Fixed-price	$1,913	$1,207	$892	$1,253	$5,265
Cost-reimbursement	—	196	1,018	824	2,038
Time-and-materials	165	11	194	2	372
Total revenue	$2,078	$1,414	$2,104	$2,079	$7,675
Three Months Ended July 3, 2016
Fixed-price	$2,133	$1,081	$1,010	$1,223	$5,447
Cost-reimbursement	—	207	994	752	1,953
Time-and-materials	151	9	211	3	374
Total revenue	$2,284	$1,297	$2,215	$1,978	$7,774

Six Months Ended July 2, 2017	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
Fixed-price	$3,815	$2,280	$1,822	$2,383	$10,300
Cost-reimbursement	—	403	2,028	1,625	4,056
Time-and-materials	337	18	400	5	760
Total revenue	$4,152	$2,701	$4,250	$4,013	$15,116
Six Months Ended July 3, 2016
Fixed-price	$3,774	$2,105	$2,087	$2,544	$10,510
Cost-reimbursement	—	423	2,043	1,552	4,018
Time-and-materials	291	14	413	4	722
Total revenue	$4,065	$2,542	$4,543	$4,100	$15,250
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
Revenue by customer was as follows:

Three Months Ended July 2, 2017	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
U.S. government:
Department of Defense (DoD)	$32	$636	$1,137	$2,016	$3,821
Non-DoD	—	25	663	—	688
Foreign Military Sales (FMS)	9	83	21	40	153
Total U.S. government	41	744	1,821	2,056	4,662
U.S. commercial	877	42	94	17	1,030
Non-U.S. government	64	594	155	4	817
Non-U.S. commercial	1,096	34	34	2	1,166
Total revenue	$2,078	$1,414	$2,104	$2,079	$7,675
Three Months Ended July 3, 2016
U.S. government:
DoD	$64	$499	$1,198	$1,840	$3,601
Non-DoD	—	25	676	1	702
FMS	45	80	12	39	176
Total U.S. government	109	604	1,886	1,880	4,479
U.S. commercial	940	64	98	92	1,194
Non-U.S. government	238	603	181	6	1,028
Non-U.S. commercial	997	26	50	—	1,073
Total revenue	$2,284	$1,297	$2,215	$1,978	$7,774

Six Months Ended July 2, 2017	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
U.S. government:
DoD	$72	$1,223	$2,312	$3,853	$7,460
Non-DoD	—	49	1,328	—	1,377
FMS	18	191	33	98	340
Total U.S. government	90	1,463	3,673	3,951	9,177
U.S. commercial	1,813	103	183	50	2,149
Non-U.S. government	69	1,096	331	8	1,504
Non-U.S. commercial	2,180	39	63	4	2,286
Total revenue	$4,152	$2,701	$4,250	$4,013	$15,116
Six Months Ended July 3, 2016
U.S. government:
DoD	$110	$1,013	$2,504	$3,832	$7,459
Non-DoD	—	45	1,394	3	1,442
FMS	90	155	24	76	345
Total U.S. government	200	1,213	3,922	3,911	9,246
U.S. commercial	1,913	119	185	177	2,394
Non-U.S. government	315	1,150	341	12	1,818
Non-U.S. commercial	1,637	60	95	—	1,792
Total revenue	$4,065	$2,542	$4,543	$4,100	$15,250
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense groups, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace group, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended July 2, 2017, were not materially impacted by any other factors.
Revenue recognized for the three- and six-month periods ended July 2, 2017, and July 3, 2016, that was included in the contract liability balance at the beginning of each year was $1.3 billion and $2.9 billion, and $1.4 billion and $2.8 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

C. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
Acquisitions and Divestitures
In 2017, we acquired a fixed-base-operations (FBO) facility in our Aerospace group and a manufacturer of electronics and communications products in our Information Systems and Technology group. In 2016, we acquired an aircraft management and charter services provider in our Aerospace group and a manufacturer of unmanned underwater vehicles (UUVs) in our Information Systems and Technology group. As the purchase prices of these acquisitions are not material, they are included in other investing activities in the unaudited Consolidated Statement of Cash Flows.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
We did not have any divestitures in 2017 or 2016. In 2015, we completed the sale of our axle business in our Combat Systems group. In the first six months of 2016, we recognized in discontinued operations a final adjustment of $13 to the loss on the sale of this business.
Goodwill
The changes in the carrying amount of goodwill by reporting unit for the six-month period ended July 2, 2017, were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2016 (a)	$2,537	$2,598	$6,013	$297	$11,445
Acquisitions (b)	32	—	29	—	61
Other (c)	113	47	13	—	173
July 2, 2017 (a)	$2,682	$2,645	$6,055	$297	$11,679
(a)Goodwill on December 31, 2016, and July 2, 2017, in the Information Systems and Technology reporting unit is net of $2 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	July 2, 2017			December 31, 2016
Contract and program intangible assets (b)	$1,628	$(1,287)	$341	$1,633	$(1,281)	$352
Trade names and trademarks	475	(157)	318	446	(139)	307
Technology and software	129	(104)	25	121	(102)	19
Other intangible assets	155	(154)	1	154	(154)	—
Total intangible assets	$2,387	$(1,702)	$685	$2,354	$(1,676)	$678

(a)	Change in gross carrying amounts consists primarily of adjustments for foreign currency translation and acquired intangible assets.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense was $19 and $38 for the three- and six-month periods ended July 2, 2017, and $23 and $50 for the three- and six-month periods ended July 3, 2016.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Basic weighted average shares outstanding	299,790	304,470	300,780	306,199
Dilutive effect of stock options and restricted stock/RSUs*	5,560	5,738	5,560	5,610
Diluted weighted average shares outstanding	305,350	310,208	306,340	311,809
* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 1,846 and 1,251 for the three- and six-month periods ended July 2, 2017, and 4,664 and 3,792 for the three- and six-month periods ended July 3, 2016, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on July 2, 2017, or December 31, 2016.
Our financial instruments include cash and equivalents and other investments, accounts receivable and payable, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on July 2, 2017, and December 31, 2016, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
Financial Assets (Liabilities) (a)	July 2, 2017
Available-for-sale securities	$171	$171	$55	$116
Cash flow hedges	(343)	(343)	—	(343)
Short- and long-term debt principal	(4,011)	(3,975)	—	(3,975)

	December 31, 2016
Available-for-sale securities	$177	$177	$59	$118
Cash flow hedges	(477)	(477)	—	(477)
Short- and long-term debt principal	(3,924)	(3,849)	—	(3,849)
(a)We had no Level 3 financial instruments on July 2, 2017, or December 31, 2016.
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

F. INCOME TAXES
Net Deferred Tax Asset. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax asset consisted of the following:

	July 2, 2017	December 31, 2016
Deferred tax asset	$392	$564
Deferred tax liability	(202)	(183)
Net deferred tax asset	$190	$381
Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The total amount of these tax liabilities on July 2, 2017, was not material to our results of operations, financial condition or cash flows.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on July 2, 2017, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms or upon shipment of products or rendering of services. Unbilled receivables consisted of the following:

	July 2, 2017	December 31, 2016
Unbilled revenue	$27,400	$25,543
Advances and progress billings	(22,355)	(21,331)
Net unbilled receivables	$5,045	$4,212
The increase in unbilled receivables during the six-month period ended July 2, 2017, is due in part to the timing of billings on a large contract for a Middle Eastern customer in our Combat Systems group.

H. INVENTORIES
The majority of our inventories are for business-jet aircraft. Our inventories are stated at the lower of cost or net realizable value. Work in process represents largely labor, material and overhead costs associated with aircraft in the manufacturing process and is based primarily on the estimated average unit cost in a production lot. Raw materials are valued primarily on the first-in, first-out method. We record pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value.
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
Inventories consisted of the following:

	July 2, 2017	December 31, 2016
Work in process	$3,917	$3,643
Raw materials	1,360	1,429
Finished goods	27	24
Pre-owned aircraft	10	22
Other contract costs	525	699
Total inventories	$5,839	$5,817

I. DEBT
Debt consisted of the following:

		July 2, 2017	December 31, 2016
Fixed-rate notes due:	Interest rate:
November 2017	1.000%	$900	$900
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
August 2023	1.875%	500	500
August 2026	2.125%	500	500
November 2042	3.600%	500	500
Other	Various	111	24
Total debt principal		4,011	3,924
Less unamortized debt issuance costs and discounts		33	36
Total debt		3,978	3,888
Less current portion		989	900
Long-term debt		$2,989	$2,988
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100%-owned subsidiaries. See Note P for condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or in part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
Fixed-rate notes of $900 mature in November of 2017. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation.
On July 2, 2017, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities for general corporate purposes and working capital needs. These credit facilities include a $1 billion multi-year facility expiring in July 2018 and a $1 billion multi-year facility expiring in November 2020. These facilities are required by credit rating agencies to support our commercial paper issuances. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. Our bank credit facilities are guaranteed by several of our 100%-owned subsidiaries. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants on July 2, 2017.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	July 2, 2017	December 31, 2016

Salaries and wages	$692	$693
Fair value of cash flow hedges	419	521
Workers’ compensation	338	337
Retirement benefits	297	303
Other (a)	1,326	1,331
Total other current liabilities	$3,072	$3,185

Retirement benefits	$4,310	$4,393
Customer deposits on commercial contracts	695	719
Deferred income taxes	202	183
Other (b)	1,142	1,138
Total other liabilities	$6,349	$6,433
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace group, liabilities of discontinued operations, and insurance-related costs.
(b)Consists primarily of warranty reserves, workers’ compensation liabilities and liabilities of discontinued operations.

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors authorizes management’s repurchase of outstanding shares of our common stock on the open market from time to time. On March 1, 2017, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the six-month period ended July 2, 2017, we repurchased 4.6 million of our outstanding shares for $893. On July 2, 2017, 10.8 million shares remained authorized by our board of directors for repurchase, approximately 4 percent of our total shares outstanding. We repurchased 8.9 million shares for $1.2 billion in the six-month period ended July 3, 2016.
Dividends per Share. Dividends declared per share were $0.84 and $1.68 for the three- and six-month periods ended July 2, 2017, and $0.76 and $1.52 for the three- and six-month periods ended July 3, 2016, respectively. Cash dividends paid were $253 and $483 for the three- and six-month periods ended July 2, 2017, and $232 and $447 for the three- and six-month periods ended July 3, 2016, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2016	$(345)	$14	$69	$(3,125)	$(3,387)
Other comprehensive income, pretax	148	7	281	132	568
Provision for income tax, net	39	2	15	47	103
Other comprehensive income, net of tax	109	5	266	85	465
July 2, 2017	$(236)	$19	$335	$(3,040)	$(2,922)

December 31, 2015	$(487)	$20	$181	$(2,997)	$(3,283)
Other comprehensive income, pretax	158	(4)	127	126	407
Provision for income tax, net	37	(2)	3	46	84
Other comprehensive income, net of tax	121	(2)	124	80	323
July 3, 2016	$(366)	$18	$305	$(2,917)	$(2,960)
Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and consisted of pretax recognized net actuarial losses of $170 and $166 for the six-month periods ended July 2, 2017, and July 3, 2016, respectively. This was offset partially by pretax amortization of prior service credit of $35 and $37 for the six-month periods ended July 2, 2017, and July 3, 2016, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note N for additional details.

L. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We had $6.6 billion in notional forward exchange contracts outstanding on July 2, 2017, and $6.3 billion on December 31, 2016. We do not use derivative financial instruments for trading or speculative purposes. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value. See Note E for additional details.
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
Net gains and losses on derivative financial instruments recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and six-month periods ended July 2, 2017, and July 3, 2016. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three- and six-month periods ended July 2, 2017, and July 3, 2016, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on July 2, 2017, or December 31, 2016.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On July 2, 2017, we held $1.9 billion in cash and equivalents, but held no marketable securities.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The negative impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 2, 2017, or July 3, 2016. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the six-month periods ended July 2, 2017, and July 3, 2016.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.1 billion on July 2, 2017. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payments or performance of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended July 2, 2017, and July 3, 2016, were as follows:

Six Months Ended	July 2, 2017	July 3, 2016
Beginning balance	$474	$434
Warranty expense	65	64
Payments	(46)	(42)
Adjustments	(28)	(12)
Ending balance	$465	$444

N. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.

Net periodic defined-benefit pension and other post-retirement benefit cost for the three- and six-month periods ended July 2, 2017, and July 3, 2016, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Service cost	$42	$44	$3	$2
Interest cost	113	114	9	9
Expected return on plan assets	(170)	(178)	(9)	(8)
Recognized net actuarial loss (gain)	86	84	(1)	(1)
Amortization of prior service credit	(16)	(17)	(1)	(1)
Net periodic benefit cost	$55	$47	$1	$1
Six Months Ended
Service cost	$84	$88	$6	$5
Interest cost	226	228	17	17
Expected return on plan assets	(339)	(356)	(17)	(16)
Recognized net actuarial loss (gain)	172	168	(2)	(2)
Amortization of prior service credit	(33)	(34)	(2)	(3)
Net periodic benefit cost	$110	$94	$2	$1
In 2017, we decreased the expected long-term rate of return on assets in our primary U.S. government and commercial pension plans by 75 basis points following an assessment of the historical and expected long-term returns of our various asset classes.
Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense business groups. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards (CAS) and specific contractual terms. For some of these plans, the cumulative pension and other post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog and probable follow-on contracts, we defer the excess in other contract costs in inventory on the Consolidated Balance Sheet until the cost is allocable to contracts. See Note H for discussion of our other contract costs. For other plans, the amount allocated to contracts and included in revenue has exceeded the plans’ cumulative benefit cost. We have deferred recognition of these excess earnings, classifying these deferrals against the plan assets on the Consolidated Balance Sheet.

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

Summary financial information for each of our business groups follows:

	Revenue		Operating Earnings
Three Months Ended	July 2, 2017	July 3, 2016	July 2, 2017	July 3, 2016
Aerospace	$2,078	$2,284	$425	$424
Combat Systems	1,414	1,297	225	205
Information Systems and Technology	2,104	2,215	240	234
Marine Systems	2,079	1,978	178	172
Corporate*	—	—	(12)	(8)
Total	$7,675	$7,774	$1,056	$1,027
Six Months Ended
Aerospace	$4,152	$4,065	$868	$756
Combat Systems	2,701	2,542	430	392
Information Systems and Technology	4,250	4,543	476	471
Marine Systems	4,013	4,100	339	356
Corporate*	—	—	(22)	(24)
Total	$15,116	$15,250	$2,091	$1,951
* Corporate operating results consist primarily of stock option expense.

P. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The fixed-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by several of our 100%-owned subsidiaries (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis.

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended July 2, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$6,732	$943	$—	$7,675
Cost of sales	—	5,400	714	—	6,114
G&A	13	416	76	—	505
Operating earnings	(13)	916	153	—	1,056
Interest, net	(23)	—	(1)	—	(24)
Earnings before income tax	(36)	916	152	—	1,032
Provision for income tax, net	(26)	301	8	—	283
Equity in net earnings of subsidiaries	759	—	—	(759)	—
Net earnings	$749	$615	$144	$(759)	$749
Comprehensive income	$1,089	$642	$427	$(1,069)	$1,089
Three Months Ended July 3, 2016
Revenue	$—	$6,808	$966	$—	$7,774
Cost of sales	(2)	5,514	750	—	6,262
G&A	9	402	74	—	485
Operating earnings	(7)	892	142	—	1,027
Interest, net	(23)	—	—	—	(23)
Other, net	1	—	—	—	1
Earnings before income tax	(29)	892	142	—	1,005
Provision for income tax, net	(23)	287	27	—	291
Equity in net earnings of subsidiaries	720	—	—	(720)	—
Net earnings	$714	$605	$115	$(720)	$714
Comprehensive income	$693	$602	$69	$(671)	$693

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Six Months Ended July 2, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$13,276	$1,840	$—	$15,116
Cost of sales	(3)	10,641	1,401	—	12,039
G&A	24	810	152	—	986
Operating earnings	(21)	1,825	287	—	2,091
Interest, net	(47)	—	(2)	—	(49)
Earnings before income tax	(68)	1,825	285	—	2,042
Provision for income tax, net	(93)	594	29	—	530
Equity in net earnings of subsidiaries	1,487	—	—	(1,487)	—
Net earnings	$1,512	$1,231	$256	$(1,487)	$1,512
Comprehensive income	$1,977	$1,259	$634	$(1,893)	$1,977
Six Months Ended July 3, 2016
Revenue	$—	$13,407	$1,843	$—	$15,250
Cost of sales	2	10,905	1,446	—	12,353
G&A	20	781	145	—	946
Operating earnings	(22)	1,721	252	—	1,951
Interest, net	(46)	—	1	—	(45)
Other, net	10	1	—	—	11
Earnings before income tax	(58)	1,722	253	—	1,917
Provision for income tax, net	(51)	549	51	—	549
Discontinued operations	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	1,375	—	—	(1,375)	—
Net earnings	$1,355	$1,173	$202	$(1,375)	$1,355
Comprehensive income	$1,678	$1,168	$469	$(1,637)	$1,678

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

July 2, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$847	$—	$1,009	$—	$1,856
Accounts receivable	—	1,120	2,570	—	3,690
Unbilled receivables	—	2,633	2,412	—	5,045
Inventories	188	5,558	93	—	5,839
Other current assets	227	195	274	—	696
Total current assets	1,262	9,506	6,358	—	17,126
Noncurrent assets:
Property, plant and equipment (PP&E)	202	6,597	1,211	—	8,010
Accumulated depreciation of PP&E	(70)	(3,748)	(768)	—	(4,586)
Intangible assets, net	—	252	433	—	685
Goodwill	—	8,081	3,598	—	11,679
Other assets	497	228	154	—	879
Investment in subsidiaries	42,559	—	—	(42,559)	—
Total noncurrent assets	43,188	11,410	4,628	(42,559)	16,667
Total assets	$44,450	$20,916	$10,986	$(42,559)	$33,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$899	$2	$88	$—	$989
Customer advances and deposits	—	4,008	2,814	—	6,822
Other current liabilities	601	3,556	1,535	—	5,692
Total current liabilities	1,500	7,566	4,437	—	13,503
Noncurrent liabilities:
Long-term debt	2,968	21	—	—	2,989
Other liabilities	2,344	3,368	637	—	6,349
Total noncurrent liabilities	5,312	3,389	637	—	9,338
Intercompany	26,686	(26,606)	(80)	—	—
Shareholders’ equity:
Common stock	482	6	2,126	(2,132)	482
Other shareholders’ equity	10,470	36,561	3,866	(40,427)	10,470
Total shareholders’ equity	10,952	36,567	5,992	(42,559)	10,952
Total liabilities and shareholders’ equity	$44,450	$20,916	$10,986	$(42,559)	$33,793

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

December 31, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$1,254	$—	$1,080	$—	$2,334
Accounts receivable	—	1,155	2,244	—	3,399
Unbilled receivables	—	2,235	1,977	—	4,212
Inventories	304	5,417	96	—	5,817
Other current assets	330	204	238	—	772
Total current assets	1,888	9,011	5,635	—	16,534
Noncurrent assets:
PP&E	197	6,586	1,146	—	7,929
Accumulated depreciation of PP&E	(67)	(3,653)	(732)	—	(4,452)
Intangible assets, net	—	265	413	—	678
Goodwill	—	8,050	3,395	—	11,445
Other assets	640	232	166	—	1,038
Investment in subsidiaries	41,956	—	—	(41,956)	—
Total noncurrent assets	42,726	11,480	4,388	(41,956)	16,638
Total assets	$44,614	$20,491	$10,023	$(41,956)	$33,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$898	$2	$—	$—	$900
Customer advances and deposits	—	4,339	2,488	—	6,827
Other current liabilities	564	3,465	1,694	—	5,723
Total current liabilities	1,462	7,806	4,182	—	13,450
Noncurrent liabilities:
Long-term debt	2,966	22	—	—	2,988
Other liabilities	3,520	2,330	583	—	6,433
Total noncurrent liabilities	6,486	2,352	583	—	9,421
Intercompany	26,365	(25,827)	(538)	—	—
Shareholders’ equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders’ equity	9,819	36,154	3,442	(39,596)	9,819
Total shareholders’ equity	10,301	36,160	5,796	(41,956)	10,301
Total liabilities and shareholders’ equity	$44,614	$20,491	$10,023	$(41,956)	$33,172

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Six Months Ended July 2, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$215	$846	$(51)	$—	$1,010
Cash flows from investing activities:
Capital expenditures	(6)	(114)	(33)	—	(153)
Other, net	—	9	(51)	—	(42)
Net cash used by investing activities	(6)	(105)	(84)	—	(195)
Cash flows from financing activities:
Purchases of common stock	(901)	—	—	—	(901)
Dividends paid	(483)	—	—	—	(483)
Other, net	21	(1)	88	—	108
Net cash used by financing activities	(1,363)	(1)	88	—	(1,276)
Net cash used by discontinued operations	(17)	—	—	—	(17)
Cash sweep/funding by parent	764	(740)	(24)	—	—
Net decrease in cash and equivalents	(407)	—	(71)	—	(478)
Cash and equivalents at beginning of period	1,254	—	1,080	—	2,334
Cash and equivalents at end of period	$847	$—	$1,009	$—	$1,856
Six Months Ended July 3, 2016
Net cash provided by operating activities*	$280	$399	$194	$—	$873
Cash flows from investing activities:
Capital expenditures	(3)	(111)	(20)	—	(134)
Other, net	1	(15)	(37)	—	(51)
Net cash used by investing activities	(2)	(126)	(57)	—	(185)
Cash flows from financing activities:
Purchases of common stock	(1,189)	—	—	—	(1,189)
Dividends paid	(447)	—	—	—	(447)
Other, net	61	(1)	36	—	96
Net cash used by financing activities	(1,575)	(1)	36	—	(1,540)
Net cash used by discontinued operations	(34)	—	—	—	(34)
Cash sweep/funding by parent	610	(272)	(338)	—	—
Net decrease in cash and equivalents	(721)	—	(165)	—	(886)
Cash and equivalents at beginning of period	1,732	—	1,053	—	2,785
Cash and equivalents at end of period	$1,011	$—	$888	$—	$1,899
* Continuing operations only.

Q. PRIOR-PERIOD FINANCIAL STATEMENTS
Our prior-period financial statements were restated for the adoption of three ASUs that are discussed below.
ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. We adopted ASU 2016-09 in the second quarter of 2016. ASU 2016-09 impacted several aspects of our accounting for share-based payment transactions. The ASU requires that excess tax benefits and tax deficiencies (the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes) be recognized as income tax expense or benefit in the Consolidated Statement of Earnings. Previously, these amounts were recognized directly to shareholders’ equity. While this area of the ASU permits only prospective adoption, because we adopted the standard in the second quarter of 2016, we were required to subsequently restate the first-quarter 2016 financial statements to reflect the adoption as of the beginning of the year. Therefore, the Consolidated Statement of Earnings for the three-month period ended July 3, 2016, has been restated accordingly.
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
The following tables summarize the effects of adopting these accounting standards on our unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended		Effect of the Adoption of			Three Months Ended
	July 3, 2016		ASU	ASC	ASU	July 3, 2016
(Dollars in millions, except per-share amounts)	As Reported		2016-09	Topic 606	2015-17	As Adjusted
Revenue:
Products	$4,848		$—	$95	$—	$4,943
Services	2,817		—	14	—	2,831
	7,665		—	109	—	7,774
Operating costs and expenses:
Products	3,747		—	142	—	3,889
Services	2,362		—	11	—	2,373
G&A	486		—	(1)	—	485
	6,595		—	152	—	6,747
Operating earnings	1,070		—	(43)	—	1,027
Interest, net	(23)		—	—	—	(23)
Other, net	1		—	—	—	1
Earnings before income tax	1,048		—	(43)	—	1,005
Provision for income tax, net	290		15	(14)	—	291
Net earnings	$758		$(15)	$(29)	$—	$714

Earnings per share
Basic	$2.49		$(0.05)	$(0.09)	$—	$2.35
Diluted	$2.44	—	$(0.04)	$(0.10)	$—	$2.30

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Six Months Ended	Effect of the Adoption of			Six Months Ended
	July 3, 2016	ASU	ASC	ASU	July 3, 2016
(Dollars in millions, except per-share amounts)	As Reported	2016-09	Topic 606	2015-17	As Adjusted
Revenue:
Products	$9,712	$—	$(187)	$—	$9,525
Services	5,677	—	48	—	5,725
	15,389	—	(139)	—	15,250
Operating costs and expenses:
Products	7,530	—	(6)	—	7,524
Services	4,790	—	39	—	4,829
G&A	946	—	—	—	946
	13,266	—	33	—	13,299
Operating earnings	2,123	—	(172)	—	1,951
Interest, net	(45)	—	—	—	(45)
Other, net	11	—	—	—	11
Earnings from continuing operations before income tax	2,089	—	(172)	—	1,917
Provision for income tax, net	601	—	(52)	—	549
Earnings from continuing operations	1,488	—	(120)	—	1,368
Discontinued operations	(13)	—	—	—	(13)
Net earnings	$1,475	$—	$(120)	$—	$1,355

Earnings per share
Basic:
Continuing operations	$4.86	$—	$(0.39)	$—	$4.47
Discontinued operations	(0.04)	—	—	—	(0.04)
Net earnings	$4.82	$—	$(0.39)	$—	$4.43
Diluted:
Continuing operations	$4.77	$—	$(0.38)	$—	$4.39
Discontinued operations	(0.04)	—	—	—	(0.04)
Net earnings	$4.73	$—	$(0.38)	$—	$4.35

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended	Effect of the Adoption of			Three Months Ended
	July 3, 2016	ASU	ASC	ASU	July 3, 2016
(Dollars in millions)	As Reported	2016-09	Topic 606	2015-17	As Adjusted
Net earnings	$758	$(15)	$(29)	$—	$714
Losses on cash flow hedges	(24)	—	—	—	(24)
Unrealized gains on securities	5	—	—	—	5
Foreign currency translation adjustments	(56)	—	3	—	(53)
Change in retirement plans’ funded status	66	—	—	—	66
Other comprehensive loss, pretax	(9)	—	3	—	(6)
Provision for income tax, net	15	—	—	—	15
Other comprehensive loss, net of tax	(24)	—	3	—	(21)
Comprehensive income	$734	$(15)	$(26)	$—	$693

	Six Months Ended	Effect of the Adoption of			Six Months Ended
	July 3, 2016	ASU	ASC	ASU	July 3, 2016
(Dollars in millions)	As Reported	2016-09	Topic 606	2015-17	As Adjusted
Net earnings	$1,475	$—	$(120)	$—	$1,355
Gains on cash flow hedges	158	—	—	—	158
Unrealized losses on securities	(4)	—	—	—	(4)
Foreign currency translation adjustments	125	—	2	—	127
Change in retirement plans’ funded status	126	—	—	—	126
Other comprehensive income, pretax	405	—	2	—	407
Provision for income tax, net	84	—	—	—	84
Other comprehensive income, net of tax	321	—	2	—	323
Comprehensive income	$1,796	$—	$(118)	$—	$1,678

CONSOLIDATED BALANCE SHEET (UNAUDITED)

		Effect of the Adoption of
	December 31, 2016	ASU	ASC	ASU	December 31, 2016
(Dollars in millions)	As Reported	2016-09	Topic 606	2015-17*	As Adjusted

ASSETS
Current assets:
Cash and equivalents	$2,334	$—	$—	$—	$2,334
Accounts receivable	3,611	—	(212)	—	3,399
Unbilled receivables	5,282	—	(1,070)	—	4,212
Inventories	3,523	—	2,294	—	5,817
Other current assets	697	—	90	(15)	772
Total current assets	15,447	—	1,102	(15)	16,534
Noncurrent assets:
Property, plant and equipment, net	3,467	—	10	—	3,477
Intangible assets, net	678	—	—	—	678
Goodwill	11,445	—	—	—	11,445
Other assets	1,835	—	—	(797)	1,038
Total noncurrent assets	17,425	—	10	(797)	16,638
Total assets	$32,872	$—	$1,112	$(812)	$33,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$900	$—	$—	$—	$900
Accounts payable	2,538	—	—	—	2,538
Customer advances and deposits	4,939	—	1,888	—	6,827
Other current liabilities	4,469	—	(361)	(923)	3,185
Total current liabilities	12,846	—	1,527	(923)	13,450
Noncurrent liabilities:
Long-term debt	2,988	—	—	—	2,988
Other liabilities	6,062	—	260	111	6,433
Commitments and contingencies (see Note M)
Total noncurrent liabilities	9,050	—	260	111	9,421
Shareholders’ equity:
Common stock	482	—	—	—	482
Surplus	2,819	—	—	—	2,819
Retained earnings	25,227	—	(684)	—	24,543
Treasury stock	(14,156)	—	—	—	(14,156)
Accumulated other comprehensive loss	(3,396)	—	9	—	(3,387)
Total shareholders’ equity	10,976	—	(675)	—	10,301
Total liabilities and shareholders’ equity	$32,872	$—	$1,112	$(812)	$33,172
* The effect of the adoption of ASU 2015-17 includes the reclassification of current deferred tax assets and liabilities of $10 and $335, respectively, which are included as effects of adopting ASC Topic 606.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended	Effect of the Adoption of			Six Months Ended
	July 3, 2016	ASU	ASC	ASU	July 3, 2016
(Dollars in millions)	As Reported	2016-09	Topic 606	2015-17	As Adjusted
Cash flows from operating activities - continuing operations:
Net earnings	$1,475	$—	$(120)	$—	$1,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	182	—	(1)	—	181
Amortization of intangible assets	50	—	—	—	50
Equity-based compensation expense	51	—	—	—	51
Deferred income tax provision	62	—	(52)	—	10
Discontinued operations	13	—	—	—	13
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(83)	—	45	—	(38)
Unbilled receivables	(619)	—	96	—	(523)
Inventories	(150)	—	66	—	(84)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	157	—	—	—	157
Customer advances and deposits	(423)	—	(32)	—	(455)
Other, net	158	—	(2)	—	156
Net cash provided by operating activities	873	—	—	—	873
Cash flows from investing activities:
Capital expenditures	(134)	—	—	—	(134)
Other, net	(51)	—	—	—	(51)
Net cash used by investing activities	(185)	—	—	—	(185)
Cash flows from financing activities:
Purchases of common stock	(1,189)	—	—	—	(1,189)
Dividends paid	(447)	—	—	—	(447)
Other, net	96	—	—	—	96
Net cash used by financing activities	(1,540)	—	—	—	(1,540)
Net cash used by discontinued operations	(34)	—	—	—	(34)
Net decrease in cash and equivalents	(886)	—	—	—	(886)
Cash and equivalents at beginning of period	2,785	—	—	—	2,785
Cash and equivalents at end of period	$1,899	$—	$—	$—	$1,899

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2015 - as reported	$482	$2,730	$23,204	$(12,392)	$(3,286)	$10,738
Cumulative-effect adjustment of ASC Topic 606 on January 1, 2016	—	—	(301)	—	3	(298)
December 31, 2015 - as adjusted	482	2,730	22,903	(12,392)	(3,283)	10,440
Six months ended July 3, 2016 - as reported	—	26	1,009	(1,099)	321	257
Effect of the adoption of ASU 2016-09	—	—	—	—	—	—
Effect of the adoption of ASC Topic 606	—	—	(120)	—	2	(118)
Effect of the adoption of ASU 2015-17	—	—	—	—	—	—
July 3, 2016 - as adjusted	$482	$2,756	$23,792	$(13,491)	$(2,960)	$10,579

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
In the Aerospace group, we record revenue on contracts for new aircraft when control is transferred to the customer, generally when the customer accepts the fully outfitted aircraft. Revenue associated with the group’s completions of other original equipment manufacturers’ (OEMs) aircraft and the group’s services businesses is recognized as work progresses or upon delivery of services. Fluctuations in revenue from period to period result from the number and mix of new aircraft deliveries, progress on aircraft completions and the level of aircraft service activity during the period.
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
For new aircraft, operating earnings and margin are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft, and the mix of large-cabin and mid-cabin aircraft deliveries. Additional factors affecting the group’s earnings and margin include the volume, mix and profitability of completions and services work performed, the volume of and market for pre-owned aircraft, and the level of general and administrative (G&A) and net research and development (R&D) costs incurred by the group.
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
Operating earnings and margin in the defense groups are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract or both. Therefore, changes in costs incurred in the period compared with prior periods do not necessarily impact profitability. It is only when total estimated costs at completion on a given contract change without a corresponding change in the contract value that the profitability of that contract may be impacted. Contract mix refers to changes in the volume of higher- versus lower-margin work. Additionally, higher or lower margins can be inherent in the contract type (e.g., fixed-price/cost-reimbursable) or type of work (e.g., development/production).

CONSOLIDATED OVERVIEW

Three Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$7,675	$7,774	$(99)	(1.3)%
Operating costs and expenses	6,619	6,747	(128)	(1.9)%
Operating earnings	1,056	1,027	29	2.8%
Operating margin	13.8%	13.2%
Six Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$15,116	$15,250	$(134)	(0.9)%
Operating costs and expenses	13,025	13,299	(274)	(2.1)%
Operating earnings	2,091	1,951	140	7.2%
Operating margin	13.8%	12.8%
Our consolidated results for the second quarter of 2017 reflected strong operating performance, with operating earnings over $1 billion and a robust operating margin of 13.8% in the second quarter and first six months of 2017.
Revenue was down in the second quarter of 2017 driven by fewer aircraft deliveries and lower pre-owned aircraft sales in our Aerospace group and lower volume in our Information Systems and Technology group. These decreases were offset partially by increased revenue from U.S. Navy ship engineering, repair and other services in our Marine Systems group and higher volume on U.S. military vehicles and weapons systems and munitions programs in our Combat Systems group.
In the first six months of 2017, revenue decreased due to lower volume in our Information Systems and Technology group. This decrease was offset in part by higher volume in our Combat Systems and Aerospace groups.

Operating costs and expenses decreased at a greater rate than revenue in the second quarter and first six months of 2017, resulting in operating earnings and margin growth compared with the prior-year periods. Operating margin increased 60 basis points in the second quarter and 100 basis points in the first six months of 2017. This margin expansion was attributable primarily to improved operating performance in the Aerospace and Information Systems and Technology groups and, to a somewhat lesser extent, our Combat Systems group.

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
AEROSPACE

Three Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$2,078	$2,284	$(206)	(9.0)%
Operating earnings	425	424	1	0.2%
Operating margin	20.5%	18.6%
Gulfstream aircraft deliveries (in units)	30	36	(6)	(16.7)%
Six Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$4,152	$4,065	$87	2.1%
Operating earnings	868	756	112	14.8%
Operating margin	20.9%	18.6%
Gulfstream aircraft deliveries (in units)	60	64	(4)	(6.3)%
Operating Results
The change in the Aerospace group’s revenue in the second quarter and first six months of 2017 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$(242)	$11
Aircraft services	41	75
Pre-owned aircraft	(5)	1
Total (decrease) increase	$(206)	$87
Aircraft manufacturing, outfitting and completions revenue decreased in the second quarter of 2017 due to fewer G550 large-cabin aircraft deliveries, offset partially by additional deliveries of the ultra-large-cabin G650 aircraft. In the first six months of 2017, additional deliveries of G650 aircraft offset the decrease in G550 deliveries. Aircraft services revenue increased in the second quarter and first six months of 2017 driven by higher demand for maintenance work and the acquisitions of an aircraft management and charter services provider in 2016 and a fixed-base-operations (FBO) facility in 2017. We had two pre-owned aircraft sales in the second quarter of 2017 compared with four in the second quarter of 2016.

The increase in the group’s operating earnings in the second quarter and first six months of 2017 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$(4)	$120
Aircraft services	5	(2)
Pre-owned aircraft	2	4
G&A/other expenses	(2)	(10)
Total increase	$1	$112
In the second quarter of 2017, aircraft manufacturing, outfitting and completions earnings were down slightly due to fewer aircraft deliveries, offset largely by favorable cost performance. Aircraft manufacturing, outfitting and completions earnings were up significantly in the first six months of 2017 compared with the prior-year period due to a favorable mix of large-cabin aircraft deliveries and effective cost containment. As a result, the group's operating margin increased 190 basis points and 230 basis points in the second quarter and first six months of 2017, respectively.
Outlook
We expect the group’s full-year 2017 revenue to be approximately $8.1 billion. Operating margin is expected to be 19.5 to 19.6%.
COMBAT SYSTEMS

Three Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$1,414	$1,297	$117	9.0%
Operating earnings	225	205	20	9.8%
Operating margin	15.9%	15.8%
Six Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$2,701	$2,542	$159	6.3%
Operating earnings	430	392	38	9.7%
Operating margin	15.9%	15.4%
Operating Results
The increase in the Combat Systems group’s revenue in the second quarter and first six months of 2017 consisted of the following:

	Second Quarter	Six Months
U.S. military vehicles	$68	$112
Weapons systems and munitions	55	66
International military vehicles	(6)	(19)
Total increase	$117	$159
Revenue from U.S. military vehicles increased in the second quarter and first six months of 2017 due to higher volume on the Stryker program to produce vehicles with a 30-millimeter cannon. Weapons systems and munitions revenue was up in the second quarter and first six months of 2017 due to increased production of several products, including bombs and Hydra-70 rockets for the U.S. government.
The Combat Systems group’s operating margin increased 10 basis points in the second quarter and 50 basis points in the first six months of 2017, respectively, driven by improved operating performance. Operating results in the first six months of 2016 included a loss on the design and development phase of the British AJAX armoured fighting vehicles program.
Outlook
We expect the Combat Systems group’s full-year revenue to increase approximately 7% in 2017. Operating margin is expected to be 15.6 to 15.7%.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$2,104	$2,215	$(111)	(5.0)%
Operating earnings	240	234	6	2.6%
Operating margin	11.4%	10.6%
Six Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$4,250	$4,543	$(293)	(6.4)%
Operating earnings	476	471	5	1.1%
Operating margin	11.2%	10.4%
Operating Results
The change in the Information Systems and Technology group’s revenue in the second quarter and first six months of 2017 consisted of the following:

	Second Quarter	Six Months
C4ISR solutions	$(67)	$(165)
IT services	(44)	(128)
Total decrease	$(111)	$(293)
C4ISR solutions revenue decreased in the second quarter and first six months of 2017 due primarily to lower volume on the Common Hardware Systems-4 (CHS-4) ruggedized computing equipment and Warfighter Information Network-Tactical (WIN-T) mobile communications network programs. Revenue decreased in the second quarter and first six months of 2017 in our IT services business driven by lower volume on the Department of State supply chain management program.
Despite the lower revenue, operating earnings increased, and operating margin expanded 80 basis points in the second quarter and first six months of 2017. The margin expansion was driven primarily by strong program performance and favorable program mix across our portfolio.
Outlook
We expect full-year revenue in the Information Systems and Technology group to be essentially flat from 2016. Operating margin is expected to increase to 11.2 to 11.4%.

MARINE SYSTEMS

Three Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$2,079	$1,978	$101	5.1%
Operating earnings	178	172	6	3.5%
Operating margin	8.6%	8.7%
Six Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$4,013	$4,100	$(87)	(2.1)%
Operating earnings	339	356	(17)	(4.8)%
Operating margin	8.4%	8.7%
Operating Results
The change in the Marine Systems group’s revenue in the second quarter and first six months of 2017 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship engineering, repair and other services	$135	$228
U.S. Navy ship construction	39	(191)
Commercial ship construction	(73)	(124)
Total increase (decrease)	$101	$(87)
Revenue from U.S. Navy ship engineering, repair and other services increased in the second quarter and first six months of 2017 driven by additional development work on the Columbia-class submarine program and a higher volume of submarine and surface ship repair work. In the second quarter of 2017, U.S. Navy ship construction revenue increased due to higher volume on the Expeditionary Sea Base (ESB) contract. In the first six months of 2017, this increase was offset by lower material volume on Block III of the Virginia-class submarine program. Jones Act commercial ship construction revenue decreased due to reduced construction activity following the delivery of six ships in 2016 and two ships in the first six months of 2017.
The Marine Systems group’s operating margin decreased 10 basis points in the second quarter and 30 basis points in the first six months of 2017. Operating results in the first six months of 2017 included the impact of a delay in the scheduled delivery of one ship in Block III of the Virginia-class submarine program. The ship was delivered to the Navy in the second quarter of 2017.
Outlook
We expect the Marine Systems group’s full-year revenue to be about $8.1 billion. Operating margin is expected to improve to around 8.6%.
CORPORATE
Corporate costs totaled $12 in the second quarter of 2017 compared with $8 in the second quarter of 2016, and $22 in the first six months of 2017 compared with $24 in the 2016 period. Corporate results consist primarily of stock option expense. We expect 2017 Corporate operating costs of approximately $50.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$4,654	$4,943	$(289)	(5.8)%
Operating costs	3,582	3,889	(307)	(7.9)%
Six Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$9,121	$9,525	$(404)	(4.2)%
Operating costs	7,018	7,524	(506)	(6.7)%
The change in product revenue in the second quarter and first six months of 2017 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing, outfitting and completions	$(242)	$11
C4ISR products	(79)	(157)
Ship construction	(31)	(316)
Other, net	63	58
Total decrease	$(289)	$(404)
Aircraft manufacturing, outfitting and completions revenue decreased in the second quarter due to fewer Gulfstream aircraft deliveries. Revenue from C4ISR products decreased in the second quarter and first six months of 2017 driven by lower volume on the CHS-4 and WIN-T programs. Ship construction revenue decreased in the second quarter and first six months of 2017 due to lower material volume on Block III of the Virginia-class submarine program and decreased Jones Act commercial ship construction volume. Product operating costs decreased in the second quarter and first six months of 2017 at a higher rate than revenue declined due primarily to improved operating performance in the Aerospace and Information Systems and Technology groups.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$3,021	$2,831	$190	6.7%
Operating costs	2,532	2,373	159	6.7%
Six Months Ended	July 2, 2017	July 3, 2016	Variance
Revenue	$5,995	$5,725	$270	4.7%
Operating costs	5,021	4,829	192	4.0%
The increase in service revenue in the second quarter and first six months of 2017 consisted of the following:

	Second Quarter	Six Months
Ship engineering, repair and other services	$132	$229
Aircraft services	41	75
Other, net	17	(34)
Total increase	$190	$270

Service revenue increased in the second quarter and first six months of 2017 due primarily to additional development work on the Columbia-class submarine program and a higher volume of submarine and surface ship repair work. Aircraft services revenue increased driven by higher demand for aircraft maintenance work and the acquisitions of an aircraft management and charter services provider in 2016 and an FBO facility in 2017. Service operating costs increased in the second quarter and first six months of 2017 consistent with the higher volume on the programs described above.
OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.5% in the first six months of 2017 compared with 6.2% in the first six months of 2016. We expect full-year G&A expenses in 2017 to be generally consistent with 2016.
Interest, Net
Net interest expense was $49 in the first six months of 2017 compared with $45 in the prior-year period. The increase is due primarily to a $500 net increase in long-term debt beginning in the third quarter of 2016. We expect full-year 2017 net interest expense to be approximately $105.
Provision for Income Tax, Net
Our effective tax rate was 26% in the first six months of 2017 compared with 28.6% in the prior-year period. The decrease is due primarily to additional tax benefits from equity-based compensation in the first six months of 2017 associated with stock option exercises and the vesting of restricted stock and restricted stock units. We anticipate a full-year 2017 effective tax rate to be approximately 27.5%.
Discontinued Operations
In the first six months of 2016, we recognized in discontinued operations a final adjustment of $13 to the loss on the sale of our axle business in the Combat Systems group. The business was sold in 2015.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $58.6 billion at the end of the second quarter of 2017 compared with $60.4 billion on April 2, 2017. Our total backlog is equal to our remaining performance obligations as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $83 billion on July 2, 2017.

The following table details the backlog and estimated potential contract value of each business group at the end of the second and first quarters of 2017:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	July 2, 2017
Aerospace	$12,116	$120	$12,236	$1,911	$14,147
Combat Systems	16,749	281	17,030	4,845	21,875
Information Systems and Technology	6,809	2,085	8,894	14,389	23,283
Marine Systems	16,033	4,374	20,407	3,282	23,689
Total	$51,707	$6,860	$58,567	$24,427	$82,994

	April 2, 2017
Aerospace	$12,446	$133	$12,579	$1,929	$14,508
Combat Systems	17,058	523	17,581	4,970	22,551
Information Systems and Technology	6,682	2,038	8,720	13,994	22,714
Marine Systems	17,071	4,413	21,484	3,756	25,240
Total	$53,257	$7,107	$60,364	$24,649	$85,013

AEROSPACE
Aerospace funded backlog represents aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The group ended the second quarter of 2017 with backlog of $12.2 billion compared with $12.6 billion on April 2, 2017.
Orders in the second quarter of 2017 reflected strong demand across our product and services portfolio. We received orders for all models of in-production Gulfstream aircraft, as well as additional orders for the G500 and G600 aircraft, which are expected to enter into service in 2017 and 2018, respectively. The book-to-bill ratio (orders divided by revenue) was nearly one-to-one for Gulfstream aircraft in the second quarter of 2017. However, the Aerospace group's backlog declined slightly due to the mix of aircraft deliveries.
Beyond total backlog, estimated potential contract value in the Aerospace group was $1.9 billion on July 2, 2017 and April 2, 2017. Estimated potential contract value represents primarily options to purchase new aircraft and long-term aircraft services agreements.

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
Total backlog in our defense groups was $46.3 billion on July 2, 2017, down 3% from $47.8 billion on April 2, 2017. The book-to-bill ratio in our Information Systems and Technology group exceeded one-to-one in the second quarter of 2017, resulting in backlog growth of approximately $175. Combat Systems and Marine Systems backlog decreased as the groups continued to perform on significant multi-year contracts. Estimated potential contract value was $22.5 billion on July 2, 2017, compared with $22.7 billion on April 2, 2017. Each of our defense groups received notable contract awards during the second quarter of 2017.
Combat Systems awards included the following:

•	$110 to provide munitions to a customer in the Middle East.

•	$75 to provide munitions to the U.S. Air Force and U.S. Army.

•	$45 from the Army in support of the Stryker wheeled combat vehicle program, including the production of vehicles with a 30-millimeter cannon.

•	$40 to produce gun systems for the F-35 Joint Strike Fighter.

•
$30 to continue the conversion of M1A2 tanks to the M1A2S configuration for the Kingdom of Saudi Arabia and for engineering and logistics support services for the U.S. Army's Abrams family of vehicles.

Information Systems and Technology awards included the following:

•	$165 from the Centers for Medicare & Medicaid Services for contact center services.

•	$125 from the Army for ruggedized computing equipment under the CHS-4 program.

•
$105 from the U.S. Navy for combat and seaframe control systems on an Independence-variant Littoral Combat Ship (LCS). Options for the systems on three additional ships added $270 to the group's estimated potential contract value.

•	$60 to provide support for live and virtual operations under the Warfighter Field Operations Customer Support (FOCUS) program.

•	$50 to provide engineering, manufacturing and development in support of the Navy's Air and Missile Defense Radar (AMDR) program.

•
$40 from the Navy to provide training and training-related program support services for the Center for Surface Combat Systems (CSCS). This contract has a potential value of approximately $245 over five years.

•	$40 from the U.S. Coast Guard to provide system sustainment support for the Rescue 21 program.

•	$35 from the Army to provide continued software support and engineering for the WIN-T Increment 2 program.

•	$35 from the U.S. Geological Survey to perform hardware and software upgrades for the Landsat 8 satellite program.
Marine Systems awards included the following:

•	$565 from the Navy for design work on the Columbia-class submarine program and Advanced Nuclear Plant Studies (ANPS) in support of the program.

•	$110 from the Navy to procure long-lead materials for two Virginia-class submarines under Block V of the program.

•	$105 from the Navy for maintenance, modernization and repair work on the USS Makin Island, an LHD-class amphibious assault ship.

•	$55 for initial design and construction work for the second ship in the TAO-205 next-generation fleet oiler program.

•	$45 from the Navy to provide maintenance, modernization and repair services for submarines located at Naval Submarine Base New London in Connecticut.

•	$35 from the Navy for on-board repair parts for two Virginia-class submarines under Block IV of the program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2017 with a cash balance of $1.9 billion, down $478 from the end of 2016. Our net debt position, defined as cash and equivalents and marketable securities less debt, was $2.1 billion at the end of the second quarter of 2017 compared with $1.6 billion at the end of 2016. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statement of Cash Flows, in the first six months of 2017 and 2016.
OPERATING ACTIVITIES
We generated cash from operating activities of $1 billion in the first six months of 2017 compared with $873 in the same period in 2016. The primary driver of cash flows in both periods was net earnings. Cash flows in both periods were affected negatively by growth in operating working capital in our Combat Systems group due to the timing of billings on a large contract for a Middle Eastern customer, and in our Aerospace group related to the new G500 and G600 aircraft programs.
INVESTING ACTIVITIES
Cash used for investing activities was $195 in the first six months of 2017 compared with $185 in the same period in 2016. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. We expect capital expenditures of approximately 2% of revenue in 2017.
FINANCING ACTIVITIES
Cash used for financing activities was $1.3 billion in the first six months of 2017 compared with $1.5 billion in the same period in 2016. Our financing activities include repurchases of common stock, payment of dividends and debt repayments. Net cash from financing activities also includes proceeds received from debt issuances and employee stock option exercises.

On March 1, 2017, our board of directors authorized management to repurchase up to 10 million additional shares of the company's outstanding stock. In the first six months of 2017, we repurchased approximately 4.6 million of our outstanding shares for $893. On July 2, 2017, 10.8 million shares remained authorized by our board of directors for repurchase, approximately 4% of our total shares outstanding. We repurchased 8.9 million shares for $1.2 billion in the first six months of 2016.
On March 1, 2017, our board of directors declared an increased quarterly dividend of $0.84 per share, the 20th consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.76 per share in March 2016. Cash dividends paid were $483 in the first six months of 2017 compared with $447 in the same period in 2016.
Fixed-rate notes of $900 mature in November of 2017. As we approach the maturity date of this debt, we will determine whether to repay these notes with cash on hand or refinance the obligation. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
We had no commercial paper outstanding on July 2, 2017. We have $2 billion in committed bank credit facilities that remain available, including a $1 billion facility expiring in July 2018 and a $1 billion facility expiring in November 2020. These facilities are for general corporate purposes and working capital needs and are required by credit rating agencies to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Six Months Ended	July 2, 2017	July 3, 2016
Net cash provided by operating activities	$1,010	$873
Capital expenditures	(153)	(134)
Free cash flow from operations	$857	$739
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	67%	64%
Free cash flow from operations	57%	54%
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $121 ($0.26) and $171 ($0.36) for the three- and six-month periods ended July 2, 2017, and $59 ($0.12) and $117 ($0.24) for the three- and six-month periods ended July 3, 2016, respectively. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements for the three- and six-month periods ended July 2, 2017, and July 3, 2016.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2017, (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 2, 2017, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Pursuant to Share Buyback Program
4/3/17-4/30/17	855,000	$189.33	855,000	12,653,754
5/1/17-5/28/17	808,058	196.22	808,058	11,845,696
5/29/17-7/2/17	1,080,000	201.16	1,080,000	10,765,696
	2,743,058	$196.02
We did not make any unregistered sales of equity securities in the second quarter of 2017.

ITEM 6. EXHIBITS

10.1*
General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (incorporated herein by reference from the company's registration statement on Form S-8 (No. 333-217656), filed with the Securities and Exchange Commission May 4, 2017)

10.2*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company's Compensation Recoupment Policy)**

10.3*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company's Compensation Recoupment Policy)**

10.4*	Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017)**

10.5*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company's Compensation Recoupment Policy)**

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
Dated: July 26, 2017