Form 10-Q
period 2017-10-01
GENERAL DYNAMICS CORP
filed 2017-10-25
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2017
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company ___ Emerging growth company ___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓
298,582,883 shares of the registrant’s common stock, $1 par value per share, were outstanding on October 1, 2017.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	October 1, 2017	October 2, 2016
Revenue:
Products	$4,718	$4,749
Services	2,862	2,908
	7,580	7,657
Operating costs and expenses:
Products	3,634	3,750
Services	2,384	2,421
General and administrative (G&A)	510	471
	6,528	6,642
Operating earnings	1,052	1,015
Interest, net	(27)	(23)
Other, net	2	2
Earnings from continuing operations before income tax	1,027	994
Provision for income tax, net	263	263
Earnings from continuing operations	764	731
Discontinued operations, net of tax benefit of $46 in 2016	—	(84)
Net earnings	$764	$647

Earnings per share
Basic:
Continuing operations	$2.56	$2.40
Discontinued operations	—	(0.27)
Net earnings	$2.56	$2.13
Diluted:
Continuing operations	$2.52	$2.36
Discontinued operations	—	(0.27)
Net earnings	$2.52	$2.09
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	October 1, 2017	October 2, 2016
Revenue:
Products	$13,851	$14,274
Services	8,845	8,633
	22,696	22,907
Operating costs and expenses:
Products	10,664	11,274
Services	7,393	7,250
G&A	1,496	1,417
	19,553	19,941
Operating earnings	3,143	2,966
Interest, net	(76)	(68)
Other, net	2	13
Earnings from continuing operations before income tax	3,069	2,911
Provision for income tax, net	793	812
Earnings from continuing operations	2,276	2,099
Discontinued operations, net of tax benefit of $46 in 2016	—	(97)
Net earnings	$2,276	$2,002

Earnings per share
Basic:
Continuing operations	$7.59	$6.86
Discontinued operations	—	(0.31)
Net earnings	$7.59	$6.55
Diluted:
Continuing operations	$7.45	$6.74
Discontinued operations	—	(0.31)
Net earnings	$7.45	$6.43
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net earnings	$764	$647	$2,276	$2,002
Gains on cash flow hedges	138	102	286	260
Unrealized gains (losses) on securities	1	(1)	8	(5)
Foreign currency translation adjustments	128	(42)	409	85
Change in retirement plans’ funded status	61	65	193	191
Other comprehensive income, pretax	328	124	896	531
Provision for income tax, net	57	49	160	133
Other comprehensive income, net of tax	271	75	736	398
Comprehensive income	$1,035	$722	$3,012	$2,400
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Dollars in millions)	October 1, 2017	December 31, 2016

ASSETS
Current assets:
Cash and equivalents	$2,722	$2,334
Accounts receivable	3,391	3,399
Unbilled receivables	5,609	4,212
Inventories	5,781	5,817
Other current assets	577	772
Total current assets	18,080	16,534
Noncurrent assets:
Property, plant and equipment, net	3,461	3,477
Intangible assets, net	715	678
Goodwill	11,918	11,445
Other assets	740	1,038
Total noncurrent assets	16,834	16,638
Total assets	$34,914	$33,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$903	$900
Accounts payable	2,718	2,538
Customer advances and deposits	6,610	6,827
Other current liabilities	2,978	3,185
Total current liabilities	13,209	13,450
Noncurrent liabilities:
Long-term debt	3,979	2,988
Other liabilities	6,162	6,433
Commitments and contingencies (see Note M)
Total noncurrent liabilities	10,141	9,421
Shareholders’ equity:
Common stock	482	482
Surplus	2,841	2,819
Retained earnings	26,058	24,543
Treasury stock	(15,166)	(14,156)
Accumulated other comprehensive loss	(2,651)	(3,387)
Total shareholders’ equity	11,564	10,301
Total liabilities and shareholders’ equity	$34,914	$33,172
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	October 1, 2017	October 2, 2016
Cash flows from operating activities - continuing operations:
Net earnings	$2,276	$2,002
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	269	270
Amortization of intangible assets	57	70
Equity-based compensation expense	75	76
Deferred income tax provision	155	148
Discontinued operations, net of tax	—	97
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	26	21
Unbilled receivables	(1,361)	(907)
Inventories	57	(206)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	167	305
Customer advances and deposits	(296)	(554)
Income taxes payable	223	(14)
Other, net	233	64
Net cash provided by operating activities	1,881	1,372
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(364)	(56)
Capital expenditures	(273)	(244)
Other, net	53	18
Net cash used by investing activities	(584)	(282)
Cash flows from financing activities:
Purchases of common stock	(1,172)	(1,514)
Proceeds from fixed-rate notes	985	992
Dividends paid	(735)	(678)
Repayment of fixed-rate notes	—	(500)
Other, net	41	172
Net cash used by financing activities	(881)	(1,528)
Net cash used by discontinued operations	(28)	(44)
Net increase (decrease) in cash and equivalents	388	(482)
Cash and equivalents at beginning of period	2,334	2,785
Cash and equivalents at end of period	$2,722	$2,303
Supplemental cash flow information:
Cash payments for:
Income taxes	$398	$677
Interest	$66	$58
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2016	$482	$2,819	$24,543	$(14,156)	$(3,387)	$10,301
Cumulative-effect adjustment (see Note A)	—	—	(3)	—	—	(3)
Net earnings	—	—	2,276	—	—	2,276
Cash dividends declared	—	—	(758)	—	—	(758)
Equity-based awards	—	22	—	127	—	149
Shares purchased	—	—	—	(1,137)	—	(1,137)
Other comprehensive income	—	—	—	—	736	736
October 1, 2017	$482	$2,841	$26,058	$(15,166)	$(2,651)	$11,564

December 31, 2015	$482	$2,730	$22,903	$(12,392)	$(3,283)	$10,440
Net earnings	—	—	2,002	—	—	2,002
Cash dividends declared	—	—	(701)	—	—	(701)
Equity-based awards	—	59	—	206	—	265
Shares purchased	—	—	—	(1,538)	—	(1,538)
Other comprehensive income	—	—	—	—	398	398
October 2, 2016	$482	$2,789	$24,204	$(13,724)	$(2,885)	$10,866
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended October 1, 2017, are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended October 1, 2017, and October 2, 2016.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Discontinued Operations. In 2013, we settled litigation with the U.S. Navy related to the terminated A-12 aircraft contract in the company’s former tactical military aircraft business. In connection with the settlement, we released some rights to reimbursement of costs on ships under contract at our Bath, Maine, shipyard. As we progressed through the shipbuilding process, we determined that the cost associated with this settlement was greater than anticipated. Therefore, in the third quarter of 2016, we recognized an $84 loss, net of tax, to adjust the previously-recognized settlement value.
In 2015, we completed the sale of our axle business in the Combat Systems group. In the first nine months of 2016, we recognized a final adjustment of $13 to the loss on the sale of the business.
Accounting Standards Updates. On January 1, 2017, we adopted the following accounting standards issued by the Financial Accounting Standards Board (FASB) that have impacted our prior-period financial statements:

•	Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers

•	Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
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
There are several new accounting standards that have been issued by the FASB but are not yet effective, including the following:

•
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Specific to our business, ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. The ASU eliminates the available-for-sale classification for equity investments that recognized changes in fair value as a component of other comprehensive income. We intend to adopt the standard on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet on the effective date of January 1, 2018. We do not expect the adoption of the ASU to have a material effect on our results of operations, financial condition or cash flows.

•
ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. We intend to adopt the standard on the effective date of January 1, 2019, using the modified retrospective method of adoption. We are currently evaluating our population of leased assets in order to assess the impact of the ASU on our lease portfolio, and designing and implementing new processes and controls. Until this effort is completed, we cannot determine the effect of the ASU on our results of operations, financial condition or cash flows.

•
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. We intend to adopt the standard retrospectively on the effective date of January 1, 2018. We do not expect the adoption of the ASU to have a material effect on our cash flows.

•
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the service cost component of net benefit cost to be reported separately from the other components of net benefit cost in the income statement. We expect the standard to increase our 2016 and 2017 operating earnings by $10 and $45, respectively, due to the reclassification of the non-service cost components of net benefit cost, and to decrease other income by the same amounts, with no impact to net earnings in either period. The ASU also allows only the service cost component of net benefit cost to be eligible for capitalization. We do not expect this area of the ASU to have a material effect on our results of operations, financial condition or cash flows. We intend to adopt the standard on the effective date of January 1, 2018.

•
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. We have not yet determined the effect of the ASU on our results of operations, financial condition or cash flows, nor have we selected a transition date.

B. REVENUE
The majority of our revenue is derived from long-term contracts and programs that can span several years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2017, using the retrospective method. See Note Q for further discussion of the adoption, including the impact on our 2016 financial statements.
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Some of our contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the product lifecycle (development, production, maintenance and support). For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in the contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct, and, therefore, are accounted for as part of the existing contract.
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 70% of our revenue for the three- and nine-month periods ended October 1, 2017, and 72% and 71% of our revenue for the three- and nine-month periods ended October 2, 2016, respectively. Substantially all of our revenue in the defense groups is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.

Revenue from goods and services transferred to customers at a point in time accounted for 30% of our revenue for the three- and nine-month periods ended October 1, 2017, and 28% and 29% of our revenue for the three- and nine-month periods ended October 2, 2016, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace group. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On October 1, 2017, we had $63.9 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 50% of our remaining performance obligations as revenue by 2018, an additional 30% by 2020 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenue	$94	$94	$256	$217
Operating earnings	103	52	274	169
Diluted earnings per share	$0.22	$0.11	$0.58	$0.35

No adjustment on any one contract was material to our unaudited Consolidated Financial Statements for the three- and nine-month periods ended October 1, 2017, and October 2, 2016.
Revenue by Category. Our portfolio of products and services consists of over 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major product line was as follows:

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Aircraft manufacturing, outfitting and completions	$1,562	$1,482	$4,791	$4,700
Aircraft services	422	406	1,302	1,211
Pre-owned aircraft	11	37	54	79
Total Aerospace	1,995	1,925	6,147	5,990
Wheeled combat vehicles	623	587	1,749	1,695
Weapons systems, armament and munitions	412	363	1,167	1,059
Tanks and tracked vehicles	315	218	840	648
Engineering and other services	150	159	445	467
Total Combat Systems	1,500	1,327	4,201	3,869
C4ISR* solutions	1,086	1,254	3,226	3,559
Information technology (IT) services	1,068	1,076	3,178	3,314
Total Information Systems and Technology	2,154	2,330	6,404	6,873
Nuclear-powered submarines	1,248	1,357	3,794	4,022
Surface combatants	256	250	757	805
Auxiliary and commercial ships	129	190	427	491
Repair and other services	298	278	966	857
Total Marine Systems	1,931	2,075	5,944	6,175
Total revenue	$7,580	$7,657	$22,696	$22,907
* Command, control, communications, computers, intelligence, surveillance and reconnaissance.
Revenue by contract type was as follows:

Three Months Ended October 1, 2017	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
Fixed-price	$1,835	$1,258	$971	$1,131	$5,195
Cost-reimbursement	—	233	989	797	2,019
Time-and-materials	160	9	194	3	366
Total revenue	$1,995	$1,500	$2,154	$1,931	$7,580
Three Months Ended October 2, 2016
Fixed-price	$1,773	$1,102	$1,094	$1,241	$5,210
Cost-reimbursement	—	215	1,033	832	2,080
Time-and-materials	152	10	203	2	367
Total revenue	$1,925	$1,327	$2,330	$2,075	$7,657

Nine Months Ended October 1, 2017	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
Fixed-price	$5,650	$3,538	$2,793	$3,514	$15,495
Cost-reimbursement	—	636	3,017	2,422	6,075
Time-and-materials	497	27	594	8	1,126
Total revenue	$6,147	$4,201	$6,404	$5,944	$22,696
Nine Months Ended October 2, 2016
Fixed-price	$5,547	$3,207	$3,181	$3,785	$15,720
Cost-reimbursement	—	638	3,076	2,384	6,098
Time-and-materials	443	24	616	6	1,089
Total revenue	$5,990	$3,869	$6,873	$6,175	$22,907
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
Revenue by customer was as follows:

Three Months Ended October 1, 2017	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
U.S. government:
Department of Defense (DoD)	$40	$639	$1,207	$1,878	$3,764
Non-DoD	—	22	679	1	702
Foreign Military Sales (FMS)	8	93	17	42	160
Total U.S. government	48	754	1,903	1,921	4,626
U.S. commercial	958	63	78	6	1,105
Non-U.S. government	63	668	136	2	869
Non-U.S. commercial	926	15	37	2	980
Total revenue	$1,995	$1,500	$2,154	$1,931	$7,580
Three Months Ended October 2, 2016
U.S. government:
DoD	$77	$561	$1,398	$1,895	$3,931
Non-DoD	—	34	653	2	689
FMS	2	83	10	59	154
Total U.S. government	79	678	2,061	1,956	4,774
U.S. commercial	767	48	100	111	1,026
Non-U.S. government	171	586	135	8	900
Non-U.S. commercial	908	15	34	—	957
Total revenue	$1,925	$1,327	$2,330	$2,075	$7,657

Nine Months Ended October 1, 2017	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
U.S. government:
DoD	$112	$1,862	$3,519	$5,731	$11,224
Non-DoD	—	71	2,007	1	2,079
FMS	26	284	50	140	500
Total U.S. government	138	2,217	5,576	5,872	13,803
U.S. commercial	2,771	166	261	56	3,254
Non-U.S. government	132	1,764	467	10	2,373
Non-U.S. commercial	3,106	54	100	6	3,266
Total revenue	$6,147	$4,201	$6,404	$5,944	$22,696
Nine Months Ended October 2, 2016
U.S. government:
DoD	$187	$1,574	$3,902	$5,727	$11,390
Non-DoD	—	79	2,047	5	2,131
FMS	92	238	34	135	499
Total U.S. government	279	1,891	5,983	5,867	14,020
U.S. commercial	2,586	167	285	288	3,326
Non-U.S. government	486	1,736	476	20	2,718
Non-U.S. commercial	2,639	75	129	—	2,843
Total revenue	$5,990	$3,869	$6,873	$6,175	$22,907
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense groups, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace group, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended October 1, 2017, were not materially impacted by any other factors.
Revenue recognized for the three- and nine-month periods ended October 1, 2017, and October 2, 2016, that was included in the contract liability balance at the beginning of each year was $982 and $3.9 billion, and $911 and $3.7 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

C. ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS
Acquisitions. In the first nine months of 2017, we acquired three businesses for an aggregate of $364: a fixed-base-operations (FBO) facility in our Aerospace group, and a manufacturer of electronics and communications products and a provider of mission-critical support services and technology solutions in our Information Systems and Technology group. In 2016, we acquired an aircraft management and charter services provider in our Aerospace group and a manufacturer of unmanned underwater vehicles (UUVs) in our Information Systems and Technology group for an aggregate of $56.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
Goodwill. The changes in the carrying amount of goodwill by reporting unit for the nine-month period ended October 1, 2017, were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2016 (a)	$2,537	$2,598	$6,013	$297	$11,445
Acquisitions (b)	32	—	244	—	276
Other (c)	88	87	22	—	197
October 1, 2017 (a)	$2,657	$2,685	$6,279	$297	$11,918
(a)Goodwill on December 31, 2016, and October 1, 2017, in the Information Systems and Technology reporting unit is net of $2 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	October 1, 2017			December 31, 2016
Contract and program intangible assets (b)	$1,679	$(1,300)	$379	$1,633	$(1,281)	$352
Trade names and trademarks	469	(158)	311	446	(139)	307
Technology and software	130	(106)	24	121	(102)	19
Other intangible assets	155	(154)	1	154	(154)	—
Total intangible assets	$2,433	$(1,718)	$715	$2,354	$(1,676)	$678

(a)	Change in gross carrying amounts consists primarily of adjustments for acquired intangible assets and foreign currency translation.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense was $19 and $57 for the three- and nine-month periods ended October 1, 2017, and $20 and $70 for the three- and nine-month periods ended October 2, 2016.

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

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Basic weighted average shares outstanding	298,145	303,938	299,902	305,445
Dilutive effect of stock options and restricted stock/RSUs*	5,606	5,790	5,599	5,679
Diluted weighted average shares outstanding	303,751	309,728	305,501	311,124
* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 1,850 and 1,449 for the three- and nine-month periods ended October 1, 2017, and 4,622 and 4,080 for the three- and nine-month periods ended October 2, 2016, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on October 1, 2017, or December 31, 2016.
Our financial instruments include cash and equivalents and other investments, accounts receivable and payable, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents, accounts receivable and payable, and short-term debt on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on October 1, 2017, and December 31, 2016, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2) (b)
Financial Assets (Liabilities) (a)	October 1, 2017
Available-for-sale securities	$174	$174	$60	$114
Cash flow hedges	(168)	(168)	—	(168)
Short- and long-term debt principal	(4,935)	(4,889)	—	(4,889)

	December 31, 2016
Available-for-sale securities	$177	$177	$59	$118
Cash flow hedges	(477)	(477)	—	(477)
Short- and long-term debt principal	(3,924)	(3,849)	—	(3,849)
(a)We had no Level 3 financial instruments on October 1, 2017, or December 31, 2016.
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

F. INCOME TAXES
Net Deferred Tax Asset. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax asset consisted of the following:

	October 1, 2017	December 31, 2016
Deferred tax asset	$263	$564
Deferred tax liability	(212)	(183)
Net deferred tax asset	$51	$381
Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50 percent chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The total amount of these tax liabilities on October 1, 2017, was not material to our results of operations, financial condition or cash flows.
We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2016. We do not expect the resolution of tax matters for open years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on October 1, 2017, is not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms or upon achievement of contractual milestones. Unbilled receivables consisted of the following:

	October 1, 2017	December 31, 2016
Unbilled revenue	$28,923	$25,543
Advances and progress billings	(23,314)	(21,331)
Net unbilled receivables	$5,609	$4,212
The increase in net unbilled receivables during the nine-month period ended October 1, 2017, is due in part to the timing of billings on a large contract for a Middle Eastern customer in our Combat Systems group.

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
Inventories consisted of the following:

	October 1, 2017	December 31, 2016
Work in process	$3,884	$3,643
Raw materials	1,359	1,429
Finished goods	32	24
Pre-owned aircraft	—	22
Other contract costs	506	699
Total inventories	$5,781	$5,817
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

I. DEBT
Debt consisted of the following:

		October 1, 2017	December 31, 2016
Fixed-rate notes due:	Interest rate:
November 2017	1.000%	$900	$900
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
August 2023	1.875%	500	500
November 2024	2.375%	500	—
August 2026	2.125%	500	500
November 2027	2.625%	500	—
November 2042	3.600%	500	500
Other	Various	35	24
Total debt principal		4,935	3,924
Less unamortized debt issuance costs and discounts		53	36
Total debt		4,882	3,888
Less current portion		903	900
Long-term debt		$3,979	$2,988
Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100%-owned subsidiaries. See Note P for condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or in part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
In the third quarter of 2017, we issued $1 billion of fixed-rate notes. The proceeds will be used to repay $900 of fixed-rate notes maturing in November of 2017 and for general corporate purposes.
On October 1, 2017, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. We have $2 billion in committed bank credit facilities for general corporate purposes and working capital needs. These credit facilities include a $1 billion multi-year facility expiring in July 2018 and a $1 billion multi-year facility expiring in November 2020. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. Our bank credit facilities are guaranteed by several of our 100%-owned subsidiaries. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants on October 1, 2017.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	October 1, 2017	December 31, 2016

Salaries and wages	$795	$693
Fair value of cash flow hedges	239	521
Workers’ compensation	340	337
Retirement benefits	294	303
Other (a)	1,310	1,331
Total other current liabilities	$2,978	$3,185

Retirement benefits	$4,211	$4,393
Customer deposits on commercial contracts	636	719
Deferred income taxes	212	183
Other (b)	1,103	1,138
Total other liabilities	$6,162	$6,433
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace group, liabilities of discontinued operations, and insurance-related costs.
(b)Consists primarily of warranty reserves, workers’ compensation liabilities and liabilities of discontinued operations.

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors authorizes management’s repurchase of outstanding shares of our common stock on the open market from time to time. On March 1, 2017, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the nine-month period ended October 1, 2017, we repurchased 5.9 million of our outstanding shares for $1.1 billion. On October 1, 2017, 9.5 million shares remained authorized by our board of directors for repurchase, approximately 3 percent of our total shares outstanding. We repurchased 11.2 million shares for $1.5 billion in the nine-month period ended October 2, 2016.
Dividends per Share. Dividends declared per share were $0.84 and $2.52 for the three- and nine-month periods ended October 1, 2017, and $0.76 and $2.28 for the three- and nine-month periods ended October 2, 2016, respectively. Cash dividends paid were $252 and $735 for the three- and nine-month periods ended October 1, 2017, and $231 and $678 for the three- and nine-month periods ended October 2, 2016, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2016	$(345)	$14	$69	$(3,125)	$(3,387)
Other comprehensive income, pretax	286	8	409	193	896
Provision for income tax, net	73	2	15	70	160
Other comprehensive income, net of tax	213	6	394	123	736
October 1, 2017	$(132)	$20	$463	$(3,002)	$(2,651)

December 31, 2015	$(487)	$20	$181	$(2,997)	$(3,283)
Other comprehensive income, pretax	260	(5)	85	191	531
Provision for income tax, net	65	(2)	1	69	133
Other comprehensive income, net of tax	195	(3)	84	122	398
October 2, 2016	$(292)	$17	$265	$(2,875)	$(2,885)
Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and consisted of pretax recognized net actuarial losses of $255 and $249 for the nine-month periods ended October 1, 2017, and October 2, 2016, respectively. This was offset partially by pretax amortization of prior service credit of $53 and $56 for the nine-month periods ended October 1, 2017, and October 2, 2016, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note N for additional details.

L. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We had $5.2 billion in notional forward exchange contracts outstanding on October 1, 2017, and $6.3 billion on December 31, 2016. We do not use derivative financial instruments for trading or speculative purposes. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value. See Note E for additional details.
Foreign Currency Risk and Hedging Activities. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Otherwise, we enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts, designed to offset and minimize our risk. The dollar-weighted three-year average maturity of these instruments generally matches the duration of the activities that are at risk.
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
Net gains and losses on derivative financial instruments recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and nine-month periods ended October 1, 2017, and October 2, 2016. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three- and nine-month periods ended October 1, 2017, and October 2, 2016, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on October 1, 2017, or December 31, 2016.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On October 1, 2017, we held $2.7 billion in cash and equivalents, but held no marketable securities.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended October 1, 2017, and October 2, 2016. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the nine-month periods ended October 1, 2017, and October 2, 2016.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.2 billion on October 1, 2017. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payments or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in funded contract backlog, our Aerospace group has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended October 1, 2017, and October 2, 2016, were as follows:

Nine Months Ended	October 1, 2017	October 2, 2016
Beginning balance	$474	$434
Warranty expense	94	95
Payments	(74)	(72)
Adjustments	(28)	(14)
Ending balance	$466	$443

N. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.

Net periodic defined-benefit pension and other post-retirement benefit cost for the three- and nine-month periods ended October 1, 2017, and October 2, 2016, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Service cost	$42	$44	$3	$3
Interest cost	113	114	8	8
Expected return on plan assets	(169)	(178)	(8)	(8)
Recognized net actuarial loss (gain)	86	84	(1)	(1)
Amortization of prior service credit	(17)	(17)	(1)	(2)
Net periodic benefit cost	$55	$47	$1	$—
Nine Months Ended
Service cost	$126	$132	$9	$8
Interest cost	339	342	25	25
Expected return on plan assets	(508)	(534)	(25)	(24)
Recognized net actuarial loss (gain)	258	252	(3)	(3)
Amortization of prior service credit	(50)	(51)	(3)	(5)
Net periodic benefit cost	$165	$141	$3	$1
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

Summary financial information for each of our business groups follows:

	Revenue		Operating Earnings
Three Months Ended	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Aerospace	$1,995	$1,925	$385	$377
Combat Systems	1,500	1,327	247	209
Information Systems and Technology	2,154	2,330	253	239
Marine Systems	1,931	2,075	179	197
Corporate*	—	—	(12)	(7)
Total	$7,580	$7,657	$1,052	$1,015
Nine Months Ended
Aerospace	$6,147	$5,990	$1,253	$1,133
Combat Systems	4,201	3,869	677	601
Information Systems and Technology	6,404	6,873	729	710
Marine Systems	5,944	6,175	518	553
Corporate*	—	—	(34)	(31)
Total	$22,696	$22,907	$3,143	$2,966
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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Three Months Ended October 1, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$6,556	$1,024	$—	$7,580
Cost of sales	(3)	5,217	804	—	6,018
G&A	15	420	75	—	510
Operating earnings	(12)	919	145	—	1,052
Interest, net	(24)	—	(3)	—	(27)
Other, net	2	—	—	—	2
Earnings before income tax	(34)	919	142	—	1,027
Provision for income tax, net	(26)	283	6	—	263
Equity in net earnings of subsidiaries	772	—	—	(772)	—
Net earnings	$764	$636	$136	$(772)	$764
Comprehensive income	$1,035	$648	$371	$(1,019)	$1,035
Three Months Ended October 2, 2016
Revenue	$—	$6,716	$941	$—	$7,657
Cost of sales	(1)	5,455	717	—	6,171
G&A	10	381	80	—	471
Operating earnings	(9)	880	144	—	1,015
Interest, net	(23)	(1)	1	—	(23)
Other, net	1	(4)	5	—	2
Earnings before income tax	(31)	875	150	—	994
Provision for income tax, net	(42)	290	15	—	263
Discontinued operations, net of tax	(84)	—	—	—	(84)
Equity in net earnings of subsidiaries	720	—	—	(720)	—
Net earnings	$647	$585	$135	$(720)	$647
Comprehensive income	$722	$578	$168	$(746)	$722

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS (UNAUDITED)

Nine Months Ended October 1, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$19,832	$2,864	$—	$22,696
Cost of sales	(6)	15,858	2,205	—	18,057
G&A	39	1,230	227	—	1,496
Operating earnings	(33)	2,744	432	—	3,143
Interest, net	(71)	—	(5)	—	(76)
Other, net	2	—	—	—	2
Earnings before income tax	(102)	2,744	427	—	3,069
Provision for income tax, net	(119)	877	35	—	793
Equity in net earnings of subsidiaries	2,259	—	—	(2,259)	—
Net earnings	$2,276	$1,867	$392	$(2,259)	$2,276
Comprehensive income	$3,012	$1,907	$1,005	$(2,912)	$3,012
Nine Months Ended October 2, 2016
Revenue	$—	$20,123	$2,784	$—	$22,907
Cost of sales	1	16,360	2,163	—	18,524
G&A	30	1,162	225	—	1,417
Operating earnings	(31)	2,601	396	—	2,966
Interest, net	(69)	(1)	2	—	(68)
Other, net	11	(3)	5	—	13
Earnings before income tax	(89)	2,597	403	—	2,911
Provision for income tax, net	(93)	839	66	—	812
Discontinued operations, net of tax	(97)	—	—	—	(97)
Equity in net earnings of subsidiaries	2,095	—	—	(2,095)	—
Net earnings	$2,002	$1,758	$337	$(2,095)	$2,002
Comprehensive income	$2,400	$1,746	$637	$(2,383)	$2,400

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

October 1, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$1,571	$—	$1,151	$—	$2,722
Accounts receivable	—	1,027	2,364	—	3,391
Unbilled receivables	—	2,677	2,932	—	5,609
Inventories	198	5,494	89	—	5,781
Other current assets	133	182	262	—	577
Total current assets	1,902	9,380	6,798	—	18,080
Noncurrent assets:
Property, plant and equipment (PP&E)	220	6,659	1,232	—	8,111
Accumulated depreciation of PP&E	(73)	(3,796)	(781)	—	(4,650)
Intangible assets, net	—	292	423	—	715
Goodwill	—	8,293	3,625	—	11,918
Other assets	371	226	143	—	740
Investment in subsidiaries	44,207	—	—	(44,207)	—
Total noncurrent assets	44,725	11,674	4,642	(44,207)	16,834
Total assets	$46,627	$21,054	$11,440	$(44,207)	$34,914

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$900	$2	$1	$—	$903
Customer advances and deposits	—	3,730	2,880	—	6,610
Other current liabilities	563	3,509	1,624	—	5,696
Total current liabilities	1,463	7,241	4,505	—	13,209
Noncurrent liabilities:
Long-term debt	3,949	21	9	—	3,979
Other liabilities	2,279	3,254	629	—	6,162
Total noncurrent liabilities	6,228	3,275	638	—	10,141
Intercompany	27,372	(27,238)	(134)	—	—
Shareholders’ equity:
Common stock	482	6	2,126	(2,132)	482
Other shareholders’ equity	11,082	37,770	4,305	(42,075)	11,082
Total shareholders’ equity	11,564	37,776	6,431	(44,207)	11,564
Total liabilities and shareholders’ equity	$46,627	$21,054	$11,440	$(44,207)	$34,914

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

December 31, 2016	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$1,254	$—	$1,080	$—	$2,334
Accounts receivable	—	1,155	2,244	—	3,399
Unbilled receivables	—	2,235	1,977	—	4,212
Inventories	304	5,417	96	—	5,817
Other current assets	330	204	238	—	772
Total current assets	1,888	9,011	5,635	—	16,534
Noncurrent assets:
PP&E	197	6,586	1,146	—	7,929
Accumulated depreciation of PP&E	(67)	(3,653)	(732)	—	(4,452)
Intangible assets, net	—	265	413	—	678
Goodwill	—	8,050	3,395	—	11,445
Other assets	640	232	166	—	1,038
Investment in subsidiaries	41,956	—	—	(41,956)	—
Total noncurrent assets	42,726	11,480	4,388	(41,956)	16,638
Total assets	$44,614	$20,491	$10,023	$(41,956)	$33,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$898	$2	$—	$—	$900
Customer advances and deposits	—	4,339	2,488	—	6,827
Other current liabilities	564	3,465	1,694	—	5,723
Total current liabilities	1,462	7,806	4,182	—	13,450
Noncurrent liabilities:
Long-term debt	2,966	22	—	—	2,988
Other liabilities	3,520	2,330	583	—	6,433
Total noncurrent liabilities	6,486	2,352	583	—	9,421
Intercompany	26,365	(25,827)	(538)	—	—
Shareholders’ equity:
Common stock	482	6	2,354	(2,360)	482
Other shareholders’ equity	9,819	36,154	3,442	(39,596)	9,819
Total shareholders’ equity	10,301	36,160	5,796	(41,956)	10,301
Total liabilities and shareholders’ equity	$44,614	$20,491	$10,023	$(41,956)	$33,172

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS (UNAUDITED)

Nine Months Ended October 1, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$145	$1,502	$234	$—	$1,881
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(315)	(49)	—	(364)
Capital expenditures	(23)	(205)	(45)	—	(273)
Other, net	5	50	(2)	—	53
Net cash used by investing activities	(18)	(470)	(96)	—	(584)
Cash flows from financing activities:
Purchases of common stock	(1,172)	—	—	—	(1,172)
Proceeds from fixed-rate notes	985	—	—	—	985
Dividends paid	(735)	—	—	—	(735)
Other, net	43	(2)	—	—	41
Net cash used by financing activities	(879)	(2)	—	—	(881)
Net cash used by discontinued operations	(28)	—	—	—	(28)
Cash sweep/funding by parent	1,097	(1,030)	(67)	—	—
Net increase in cash and equivalents	317	—	71	—	388
Cash and equivalents at beginning of period	1,254	—	1,080	—	2,334
Cash and equivalents at end of period	$1,571	$—	$1,151	$—	$2,722
Nine Months Ended October 2, 2016
Net cash provided by operating activities*	$98	$1,161	$113	$—	$1,372
Cash flows from investing activities:
Capital expenditures	(5)	(208)	(31)	—	(244)
Other, net	3	(3)	(38)	—	(38)
Net cash used by investing activities	(2)	(211)	(69)	—	(282)
Cash flows from financing activities:
Purchases of common stock	(1,514)	—	—	—	(1,514)
Proceeds from fixed-rate notes	992	—	—	—	992
Dividends paid	(678)	—	—	—	(678)
Repayment of fixed-rate notes	(500)	—	—	—	(500)
Other, net	173	(1)	—	—	172
Net cash used by financing activities	(1,527)	(1)	—	—	(1,528)
Net cash used by discontinued operations	(44)	—	—	—	(44)
Cash sweep/funding by parent	820	(949)	129	—	—
Net decrease in cash and equivalents	(655)	—	173	—	(482)
Cash and equivalents at beginning of period	1,732	—	1,053	—	2,785
Cash and equivalents at end of period	$1,077	$—	$1,226	$—	$2,303
* Continuing operations only.

Q. PRIOR-PERIOD FINANCIAL STATEMENTS
Our prior-period financial statements were restated for the adoption of two ASUs that are discussed below.
ASC Topic 606. We adopted ASC Topic 606 on January 1, 2017, using the retrospective method. The adoption of ASC Topic 606 had two primary impacts on our Consolidated Financial Statements. The impact of adjustments on profit recorded to date is now recognized in the period identified (cumulative catch-up method), rather than prospectively over the remaining contract term. For our contracts for the manufacture of business-jet aircraft, we now recognize revenue at a single point in time when control is transferred to the customer, generally upon delivery and acceptance of the fully outfitted aircraft. Prior to the adoption of ASC Topic 606, we recognized revenue for these contracts at two contractual milestones: when green aircraft were completed and accepted by the customer and when the customer accepted final delivery of the fully outfitted aircraft. The cumulative effect of the adoption was recognized as a decrease to retained earnings of $372 on January 1, 2015.
We applied the standard’s practical expedient that permits the omission of prior-period information about our remaining performance obligations. No other practical expedients were applied.
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
The following tables summarize the effects of adopting these accounting standards on our unaudited Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended	Effect of the Adoption of		Three Months Ended
	October 2, 2016	ASC	ASU	October 2, 2016
(Dollars in millions, except per-share amounts)	As Reported	Topic 606	2015-17	As Adjusted
Revenue:
Products	$4,844	$(95)	$—	$4,749
Services	2,887	21	—	2,908
	7,731	(74)	—	7,657
Operating costs and expenses:
Products	3,757	(7)	—	3,750
Services	2,434	(13)	—	2,421
G&A	471	—	—	471
	6,662	(20)	—	6,642
Operating earnings	1,069	(54)	—	1,015
Interest, net	(23)	—	—	(23)
Other, net	2	—	—	2
Earnings from continuing operations before income tax	1,048	(54)	—	994
Provision for income tax, net	281	(18)	—	263
Earnings from continuing operations	767	(36)	—	731
Discontinued operations, net of tax benefit of $46	(84)	—	—	(84)
Net earnings	$683	$(36)	$—	$647

Earnings per share
Basic:
Continuing operations	$2.52	$(0.12)	$—	$2.40
Discontinued operations	(0.27)	—	—	(0.27)
Net earnings	$2.25	$(0.12)	$—	$2.13
Diluted:
Continuing operations	$2.48	$(0.12)	$—	$2.36
Discontinued operations	(0.27)	—	—	(0.27)
Net earnings	$2.21	$(0.12)	$—	$2.09

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Nine Months Ended	Effect of the Adoption of		Nine Months Ended
	October 2, 2016	ASC	ASU	October 2, 2016
(Dollars in millions, except per-share amounts)	As Reported	Topic 606	2015-17	As Adjusted
Revenue:
Products	$14,556	$(282)	$—	$14,274
Services	8,564	69	—	8,633
	23,120	(213)	—	22,907
Operating costs and expenses:
Products	11,287	(13)	—	11,274
Services	7,224	26	—	7,250
G&A	1,417	—	—	1,417
	19,928	13	—	19,941
Operating earnings	3,192	(226)	—	2,966
Interest, net	(68)	—	—	(68)
Other, net	13	—	—	13
Earnings from continuing operations before income tax	3,137	(226)	—	2,911
Provision for income tax, net	882	(70)	—	812
Earnings from continuing operations	2,255	(156)	—	2,099
Discontinued operations, net of tax benefit of $46	(97)	—	—	(97)
Net earnings	$2,158	$(156)	$—	$2,002

Earnings per share
Basic:
Continuing operations	$7.38	$(0.52)	$—	$6.86
Discontinued operations	(0.31)	—	—	(0.31)
Net earnings	$7.07	$(0.52)	$—	$6.55
Diluted:
Continuing operations	$7.25	$(0.51)	$—	$6.74
Discontinued operations	(0.31)	—	—	(0.31)
Net earnings	$6.94	$(0.51)	$—	$6.43

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended	Effect of the Adoption of		Three Months Ended
	October 2, 2016	ASC	ASU	October 2, 2016
(Dollars in millions)	As Reported	Topic 606	2015-17	As Adjusted
Net earnings	$683	$(36)	$—	$647
Gains on cash flow hedges	102	—	—	102
Unrealized losses on securities	(1)	—	—	(1)
Foreign currency translation adjustments	(43)	1	—	(42)
Change in retirement plans’ funded status	65	—	—	65
Other comprehensive income, pretax	123	1	—	124
Provision for income tax, net	49	—	—	49
Other comprehensive income, net of tax	74	1	—	75
Comprehensive income	$757	$(35)	$—	$722

	Nine Months Ended	Effect of the Adoption of		Nine Months Ended
	October 2, 2016	ASC	ASU	October 2, 2016
(Dollars in millions)	As Reported	Topic 606	2015-17	As Adjusted
Net earnings	$2,158	$(156)	$—	$2,002
Gains on cash flow hedges	260	—	—	260
Unrealized losses on securities	(5)	—	—	(5)
Foreign currency translation adjustments	82	3	—	85
Change in retirement plans’ funded status	191	—	—	191
Other comprehensive income, pretax	528	3	—	531
Provision for income tax, net	133	—	—	133
Other comprehensive income, net of tax	395	3	—	398
Comprehensive income	$2,553	$(153)	$—	$2,400

CONSOLIDATED BALANCE SHEET (UNAUDITED)

		Effect of the Adoption of
	December 31, 2016	ASC	ASU	December 31, 2016
(Dollars in millions)	As Reported	Topic 606	2015-17*	As Adjusted

ASSETS
Current assets:
Cash and equivalents	$2,334	$—	$—	$2,334
Accounts receivable	3,611	(212)	—	3,399
Unbilled receivables	5,282	(1,070)	—	4,212
Inventories	3,523	2,294	—	5,817
Other current assets	697	90	(15)	772
Total current assets	15,447	1,102	(15)	16,534
Noncurrent assets:
Property, plant and equipment, net	3,467	10	—	3,477
Intangible assets, net	678	—	—	678
Goodwill	11,445	—	—	11,445
Other assets	1,835	—	(797)	1,038
Total noncurrent assets	17,425	10	(797)	16,638
Total assets	$32,872	$1,112	$(812)	$33,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$900	$—	$—	$900
Accounts payable	2,538	—	—	2,538
Customer advances and deposits	4,939	1,888	—	6,827
Other current liabilities	4,469	(361)	(923)	3,185
Total current liabilities	12,846	1,527	(923)	13,450
Noncurrent liabilities:
Long-term debt	2,988	—	—	2,988
Other liabilities	6,062	260	111	6,433
Commitments and contingencies (see Note M)
Total noncurrent liabilities	9,050	260	111	9,421
Shareholders’ equity:
Common stock	482	—	—	482
Surplus	2,819	—	—	2,819
Retained earnings	25,227	(684)	—	24,543
Treasury stock	(14,156)	—	—	(14,156)
Accumulated other comprehensive loss	(3,396)	9	—	(3,387)
Total shareholders’ equity	10,976	(675)	—	10,301
Total liabilities and shareholders’ equity	$32,872	$1,112	$(812)	$33,172
* The effect of the adoption of ASU 2015-17 includes the reclassification of current deferred tax assets and liabilities of $10 and $335, respectively, which represents the impact to current deferred taxes of adopting ASC Topic 606.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended	Effect of the Adoption of		Nine Months Ended
	October 2, 2016	ASC	ASU	October 2, 2016
(Dollars in millions)	As Reported	Topic 606	2015-17	As Adjusted
Cash flows from operating activities - continuing operations:
Net earnings	$2,158	$(156)	$—	$2,002
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	272	(2)	—	270
Amortization of intangible assets	70	—	—	70
Equity-based compensation expense	76	—	—	76
Deferred income tax provision	218	(70)	—	148
Discontinued operations, net of tax	97	—	—	97
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(52)	73	—	21
Unbilled receivables	(957)	50	—	(907)
Inventories	(288)	82	—	(206)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	305	—	—	305
Customer advances and deposits	(574)	20	—	(554)
Income taxes payable	(14)	—	—	(14)
Other, net	61	3	—	64
Net cash provided by operating activities	1,372	—	—	1,372
Cash flows from investing activities:
Capital expenditures	(244)	—	—	(244)
Business acquisitions, net of cash acquired	(56)	—	—	(56)
Other, net	18	—	—	18
Net cash used by investing activities	(282)	—	—	(282)
Cash flows from financing activities:
Purchases of common stock	(1,514)	—	—	(1,514)
Proceeds from fixed-rate notes	992	—	—	992
Dividends paid	(678)	—	—	(678)
Repayment of fixed-rate notes	(500)	—	—	(500)
Other, net	172	—	—	172
Net cash used by financing activities	(1,528)	—	—	(1,528)
Net cash used by discontinued operations	(44)	—	—	(44)
Net decrease in cash and equivalents	(482)	—	—	(482)
Cash and equivalents at beginning of period	2,785	—	—	2,785
Cash and equivalents at end of period	$2,303	$—	$—	$2,303

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2015 - as reported	$482	$2,730	$23,204	$(12,392)	$(3,286)	$10,738
Cumulative-effect adjustment of ASC Topic 606 on January 1, 2016	—	—	(301)	—	3	(298)
December 31, 2015 - as adjusted	482	2,730	22,903	(12,392)	(3,283)	10,440
Nine months ended October 2, 2016 - as reported	—	59	1,457	(1,332)	395	579
Effect of the adoption of ASC Topic 606	—	—	(156)	—	3	(153)
Effect of the adoption of ASU 2015-17	—	—	—	—	—	—
October 2, 2016 - as adjusted	$482	$2,789	$24,204	$(13,724)	$(2,885)	$10,866

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
DEFENSE BUSINESS ENVIRONMENT
With approximately 60% of our revenue from the U.S. government, our financial performance is impacted by U.S. government spending levels, particularly defense spending. Prior to the U.S. government’s new fiscal year (FY) that began on October 1, 2017, the Congress had not passed the FY 2018 defense appropriations bill. On September 8, 2017, a continuing resolution (CR), which funds government agencies at FY 2017 spending levels, was approved through December 8, 2017. We do not anticipate that the CR will have a material impact on our results of operations, financial condition or cash flows.

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is important to evaluate our financial statements and operating results. The following paragraphs explain how we recognize revenue and operating costs in our business groups. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which we adopted on January 1, 2017. As a result of adoption, our prior-period results of operations have been restated.
In the Aerospace group, we record revenue on contracts for new aircraft when control is transferred to the customer, generally upon delivery and acceptance of the fully outfitted aircraft. Revenue associated with the group’s completions of other original equipment manufacturers’ (OEMs) aircraft and the group’s services businesses is recognized as work progresses or upon delivery of services. Fluctuations in revenue from period to period result from the number and mix of new aircraft deliveries, progress on aircraft completions and the level of aircraft service activity during the period.
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

CONSOLIDATED OVERVIEW

Three Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$7,580	$7,657	$(77)	(1.0)%
Operating costs and expenses	6,528	6,642	(114)	(1.7)%
Operating earnings	1,052	1,015	37	3.6%
Operating margin	13.9%	13.3%
Nine Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$22,696	$22,907	$(211)	(0.9)%
Operating costs and expenses	19,553	19,941	(388)	(1.9)%
Operating earnings	3,143	2,966	177	6.0%
Operating margin	13.8%	12.9%
Our consolidated results for the third quarter of 2017 reflected strong operating performance, with operating earnings over $1 billion and a robust operating margin of 13.9% in the third quarter and 13.8% in the first nine months of 2017.
Revenue was down in the third quarter and first nine months of 2017 driven by lower ship construction volume in our Marine Systems group and lower volume across our Information Systems and Technology group. These decreases were offset partially by higher volume across our Combat Systems group and increased revenue from aircraft deliveries and aircraft services in our Aerospace group.
Operating costs and expenses decreased at a greater rate than revenue in the third quarter and first nine months of 2017 resulting in operating earnings and margin growth compared with the prior-year periods. Operating margin expanded 60 basis points in the third quarter driven primarily by strong program performance and favorable contract mix in our Information Systems and Technology and Combat Systems groups. In the first nine months of 2017, operating margin expanded 90 basis points due to improved operating performance in our Aerospace, Information Systems and Technology, and Combat Systems groups.

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
AEROSPACE

Three Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$1,995	$1,925	$70	3.6%
Operating earnings	385	377	8	2.1%
Operating margin	19.3%	19.6%
Gulfstream aircraft deliveries (in units)	30	29	1	3.4%
Nine Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$6,147	$5,990	$157	2.6%
Operating earnings	1,253	1,133	120	10.6%
Operating margin	20.4%	18.9%
Gulfstream aircraft deliveries (in units)	90	93	(3)	(3.2)%
Operating Results
The increase in the Aerospace group’s revenue in the third quarter and first nine months of 2017 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$80	$91
Aircraft services	16	91
Pre-owned aircraft	(26)	(25)
Total increase	$70	$157
Aircraft manufacturing, outfitting and completions revenue increased due to additional deliveries of the ultra-large-cabin G650 and mid-cabin G280 aircraft, offset partially by fewer G550 and G450 large-cabin aircraft deliveries. Aircraft services revenue increased driven by higher demand for maintenance work and the acquisition of a fixed-base-operations (FBO) facility in 2017. We had one pre-owned aircraft sale in each of the third-quarter periods and four pre-owned aircraft sales in the first nine months of 2017 compared with six in the first nine months of 2016. While we sold the same number of pre-owned aircraft in the third quarter of 2017 compared with the prior-year period, the type of aircraft sold resulted in lower pre-owned aircraft revenue.
The increase in the group’s operating earnings in the third quarter and first nine months of 2017 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing, outfitting and completions	$24	$144
Aircraft services	—	(2)
Pre-owned aircraft	4	8
G&A/other expenses	(20)	(30)
Total increase	$8	$120
Aircraft manufacturing, outfitting and completions earnings were up due to a favorable mix of large-cabin aircraft deliveries and effective cost containment. R&D expenses (included in G&A/other expenses above) associated with ongoing product-development efforts were higher in the third quarter and first nine months of 2017 as the group progresses with the certification of its two newest aircraft models, the G500 and the G600.
The Aerospace group’s operating margin was down 30 basis points in the third quarter driven by higher R&D expenses. However, operating margin increased 150 basis points in the first nine months of 2017 compared with the prior-year period as a favorable aircraft delivery mix and strong performance more than offset the impact of higher R&D expenses.
Outlook
We expect the group’s full-year 2017 revenue to be consistent with our second-quarter estimate of approximately $8 to $8.1 billion. Operating margin is expected to be around 19.6%, also in line with our prior outlook.
COMBAT SYSTEMS

Three Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$1,500	$1,327	$173	13.0%
Operating earnings	247	209	38	18.2%
Operating margin	16.5%	15.7%
Nine Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$4,201	$3,869	$332	8.6%
Operating earnings	677	601	76	12.6%
Operating margin	16.1%	15.5%

Operating Results
The increase in the Combat Systems group’s revenue in the third quarter and first nine months of 2017 consisted of the following:

	Third Quarter	Nine Months
U.S. military vehicles	$42	$154
Weapons systems and munitions	61	127
International military vehicles	70	51
Total increase	$173	$332
Revenue was up across the Combat Systems group in the third quarter and first nine months of 2017. Revenue from U.S. military vehicles increased due to higher volume on the Army’s Stryker programs. Weapons systems and munitions revenue was up due primarily to increased production of several products, including bombs and Hydra-70 rockets for the U.S. government. Revenue from international military vehicles increased in the third quarter and first nine months of 2017 due to the ramp up in production on the British AJAX armoured fighting vehicles program. In the first nine months of 2017, revenue from international military vehicles also increased due to higher volume on the group’s contract to refurbish and upgrade Abrams main battle tanks for the Kingdom of Morocco and several international light armored vehicle (LAV) programs. These increases were offset partially by lower revenue on a large combat-vehicle contract in the Middle East as the group transitions from engineering to production.
The Combat Systems group’s operating margin increased 80 basis points in the third quarter and 60 basis points in the first nine months of 2017 driven by improved operating performance across the group’s portfolio.
Outlook
We expect the Combat Systems group’s full-year 2017 revenue to be consistent with our prior outlook of $5.9 billion. Similarly, operating margin remains about 15.6 to 15.7%.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$2,154	$2,330	$(176)	(7.6)%
Operating earnings	253	239	14	5.9%
Operating margin	11.7%	10.3%
Nine Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$6,404	$6,873	$(469)	(6.8)%
Operating earnings	729	710	19	2.7%
Operating margin	11.4%	10.3%

Operating Results
The change in the Information Systems and Technology group’s revenue in the third quarter and first nine months of 2017 consisted of the following:

	Third Quarter	Nine Months
C4ISR solutions	$(168)	$(333)
IT services	(8)	(136)
Total decrease	$(176)	$(469)
C4ISR solutions revenue decreased in the third quarter and first nine months of 2017 due primarily to lower volume on the Warfighter Information Network-Tactical (WIN-T) mobile communications network and Common Hardware Systems-4 (CHS-4) computing and communications equipment programs. Revenue in our IT services business decreased in 2017 due to lower volume on a U.S. Department of State supply chain management program.
Despite the lower revenue, operating earnings increased, and operating margin expanded 140 basis points in the third quarter and 110 basis points in the first nine months of 2017. The margin expansion was driven primarily by strong program performance and favorable contract mix across our portfolio.
Outlook
We expect full-year revenue in the Information Systems and Technology group to be essentially flat from 2016. Operating margin is expected to be around 11.3%, both consistent with our second-quarter outlook.
MARINE SYSTEMS

Three Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$1,931	$2,075	$(144)	(6.9)%
Operating earnings	179	197	(18)	(9.1)%
Operating margin	9.3%	9.5%
Nine Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$5,944	$6,175	$(231)	(3.7)%
Operating earnings	518	553	(35)	(6.3)%
Operating margin	8.7%	9.0%
Operating Results
The change in the Marine Systems group’s revenue in the third quarter and first nine months of 2017 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$(50)	$(241)
Commercial ship construction	(105)	(229)
U.S. Navy ship engineering, repair and other services	11	239
Total decrease	$(144)	$(231)

Revenue from U.S. Navy ship construction decreased driven by lower volume on Block III of the Virginia-class submarine program. This decrease was offset partially by higher volume on the Navy’s Expeditionary Sea Base (ESB) program. Jones Act commercial ship construction revenue decreased due to reduced construction activity following the delivery of six ships in 2016 and two ships in the first nine months of 2017. Revenue from U.S. Navy ship engineering, repair and other services increased in 2017 due to additional development work on the Columbia-class submarine program and a higher volume of submarine repair work.
The Marine Systems group’s operating margin decreased 20 basis points in the third quarter and 30 basis points in the first nine months of 2017 due to a shift in contract mix, including the transition from Block III to Block IV of the Virgina-class submarine program.
Outlook
We expect the Marine Systems group’s full-year 2017 revenue to remain steady compared with 2016. Operating margin is expected to be between 8.5 and 8.6%, consistent with our second-quarter outlook.
CORPORATE
Corporate costs totaled $12 in the third quarter of 2017 compared with $7 in the third quarter of 2016, and $34 in the first nine months of 2017 compared with $31 in the prior-year period. Corporate results consist primarily of stock option expense. We expect 2017 Corporate operating costs of approximately $50.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$4,718	$4,749	$(31)	(0.7)%
Operating costs	3,634	3,750	(116)	(3.1)%
Nine Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$13,851	$14,274	$(423)	(3.0)%
Operating costs	10,664	11,274	(610)	(5.4)%
The change in product revenue in the third quarter and first nine months of 2017 consisted of the following:

	Third Quarter	Nine Months
Ship construction	$(155)	$(470)
C4ISR products	(92)	(249)
Military vehicle production	106	231
Aircraft manufacturing, outfitting and completions	80	91
Other, net	30	(26)
Total decrease	$(31)	$(423)
Ship construction revenue decreased due to lower volume on Block III of the Virginia-class submarine program and reduced Jones Act commercial ship construction volume. Revenue from C4ISR products decreased driven by lower volume on the WIN-T and CHS-4 programs. These decreases were offset partially by higher revenue on several military vehicle production programs and additional deliveries of the ultra-large-cabin G650 and mid-cabin G280 aircraft.
Product operating costs decreased in the third quarter and first nine months of 2017 at a higher rate than revenue declined due primarily to strong operating performance in our Aerospace and Information Systems and Technology groups.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$2,862	$2,908	$(46)	(1.6)%
Operating costs	2,384	2,421	(37)	(1.5)%
Nine Months Ended	October 1, 2017	October 2, 2016	Variance
Revenue	$8,845	$8,633	$212	2.5%
Operating costs	7,393	7,250	143	2.0%
The change in service revenue in the third quarter and first nine months of 2017 consisted of the following:

	Third Quarter	Nine Months
Ship engineering, repair and other services	$11	$239
C4ISR services	(76)	(84)
Other, net	19	57
Total (decrease) increase	$(46)	$212
Service revenue decreased in the third quarter of 2017, but was up in the first nine months of 2017 compared with the prior-year period due primarily to additional development work on the Columbia-class submarine program and a higher volume of submarine repair work. C4ISR services revenue decreased in the third quarter and first nine months of 2017 due to lower volume on several programs, including less development work for the WIN-T program. Service operating costs decreased in the third quarter and increased in the first nine months of 2017 consistent with the changes in volume on the programs described above.
OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.6% in the first nine months of 2017 compared with 6.2% in the first nine months of 2016. We expect full-year G&A expenses as a percentage of revenue in 2017 to be generally consistent with the first nine months of 2017.
Interest, Net
Net interest expense was $76 in the first nine months of 2017 compared with $68 in the prior-year period. The increase is due primarily to a $500 net increase in long-term debt beginning in the third quarter of 2016. We expect full-year 2017 net interest expense to be approximately $110.
Provision for Income Tax, Net
Our effective tax rate was 25.8% in the first nine months of 2017 compared with 27.9% in the prior-year period. The decrease is due primarily to additional tax benefits from equity-based compensation in the first nine months of 2017 associated with stock option exercises and the vesting of restricted stock and restricted stock units and increased international activity. We anticipate our full-year 2017 effective tax rate to be approximately 27%.
Discontinued Operations
In 2013, we settled litigation with the U.S. Navy related to the terminated A-12 aircraft contract in the company’s former tactical military aircraft business. In connection with the settlement, we released some rights to reimbursement of costs on ships under contract at our Bath, Maine, shipyard. As we progressed through the shipbuilding process, we determined that the cost associated with this settlement was greater than anticipated. Therefore, in the third quarter of 2016, we recognized an $84 loss, net of tax, to adjust the previously-recognized settlement value.
In 2015, we completed the sale of our axle business in the Combat Systems group. In the first nine months of 2016, we recognized a final adjustment of $13 to the loss on the sale of the business.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $63.9 billion at the end of the third quarter of 2017, up 9.2% from $58.6 billion on July 2, 2017. Our total backlog is equal to our remaining performance obligations as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $89.7 billion on October 1, 2017.
The following table details the backlog and estimated potential contract value of each business group at the end of the third and second quarters of 2017:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	October 1, 2017
Aerospace	$11,729	$86	$11,815	$1,909	$13,724
Combat Systems	17,060	494	17,554	4,607	22,161
Information Systems and Technology	7,109	2,413	9,522	14,384	23,906
Marine Systems	16,791	8,247	25,038	4,826	29,864
Total	$52,689	$11,240	$63,929	$25,726	$89,655

	July 2, 2017
Aerospace	$12,116	$120	$12,236	$1,911	$14,147
Combat Systems	16,749	281	17,030	4,845	21,875
Information Systems and Technology	6,809	2,085	8,894	14,389	23,283
Marine Systems	16,033	4,374	20,407	3,282	23,689
Total	$51,707	$6,860	$58,567	$24,427	$82,994

AEROSPACE
Aerospace funded backlog represents aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The group ended the third quarter of 2017 with backlog of $11.8 billion compared with $12.2 billion on July 2, 2017.
Orders in the third quarter of 2017 reflected strong demand across our product and services portfolio. We received orders for all models of in-production Gulfstream aircraft, as well as additional orders for the G500 and G600 aircraft, which are expected to enter into service in 2018. The book-to-bill ratio (orders divided by revenue) was nearly one-to-one for Gulfstream aircraft in the third quarter of 2017.
Beyond total backlog, estimated potential contract value in the Aerospace group was $1.9 billion on October 1, 2017, and July 2, 2017. Estimated potential contract value represents primarily options to purchase new aircraft and long-term aircraft services agreements.

DEFENSE GROUPS
The total backlog in our three defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the U.S. Congress and funded by customers, as well as commitments by international customers that are approved and funded similarly by their governments. We have included in total backlog firm contracts at the amounts that we believe are likely to receive funding, but there is no guarantee that future budgets and appropriations will provide the same funding level currently anticipated for a given program.
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
Total backlog in our defense groups was $52.1 billion on October 1, 2017, up 12.5% from $46.3 billion on July 2, 2017, driven by a $5.1 billion contract awarded by the U.S. Navy to complete the design and prototype development of the lead Columbia-class submarine. Each of our defense groups achieved a book-to-bill ratio exceeding one-to-one in the third quarter of 2017. Estimated potential contract value was $23.8 billion on October 1, 2017, compared with $22.5 billion on July 2, 2017. We received the following significant contract awards during the third quarter of 2017:
Combat Systems:

•	$310 from the U.S. Army to design, develop and integrate multiple engineering changes into the Abrams M1A2 System Enhancement Package Version 3 (SEPv3), creating a SEPv4.

•	$270 from the Army to produce 45 Abrams M1A2 SEPv3 tanks, deliver M1A2 components and provide associated program support.

•	$260 from the Army and U.S. Air Force for various calibers of ammunition and ordnance.

•	$220 from an international customer to produce Piranha 3+ vehicles in five variants and provide associated program support.

•	$195 from the Army for the production of Hydra-70 rockets.

•	$175 from the Army for Stryker double-V-hull vehicles.

•	$35 from the Army for engineering and logistics support services for the Abrams family of vehicles.
Information Systems and Technology:

•	$455 from the Centers for Medicare & Medicaid Services for contact center services and cloud hosting support.

•	$110 from the Army for computing and communications equipment under the CHS-4 program.

•	$95 from the U.S. Department of State to provide supply chain management services.

•	$85 for work in support of the Trident II submarine weapons system.

•	$70 to deploy, operate and maintain network infrastructure in support of Joint Service Provider customers.

•	$70 from the U.S. Naval Air Warfare Center for design, development and support of shipboard and airborne systems.

•	$60 from the Defense Intelligence Agency to provide computer network defense support, information assurance and enterprise communication services.

•	$60 from the Army to provide continued software support and engineering for the WIN-T Increment 2 program.
Marine Systems:

•
$5.1 billion from the Navy to complete the design and prototype development of the lead Columbia-class submarine. This contract has a potential value of approximately $6.1 billion, which includes our estimate of materials to be provisioned on the contract.

•	$180 from the Navy to provide research and development and lead-yard services for Virginia-class submarines.

•	$85 from the Navy to provide design, engineering, material and logistics support, and research and development activities for active U.S. submarines.

•	$35 from the Navy to produce a large vertical array fixture for Navy submarine acoustic detection efforts. This contract has a potential value of approximately $400.

•	$35 from the Navy to maintain Littoral Combat Ships.

•	Full funding from the Navy for the planning and construction of two Arleigh Burke-class destroyers, DDG 126 and DDG 127.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2017 with a cash balance of $2.7 billion, up $388 from the end of 2016. Our net debt position, defined as cash and equivalents and marketable securities less debt, was $2.2 billion at the end of the third quarter of 2017 compared with $1.6 billion at the end of 2016. The following is a discussion of our major operating, investing and financing activities, as classified on the unaudited Consolidated Statement of Cash Flows, in the first nine months of 2017 and 2016.
OPERATING ACTIVITIES
We generated cash from operating activities of $1.9 billion in the first nine months of 2017 compared with $1.4 billion in the same period in 2016. The primary driver of cash flows in both periods was net earnings. Cash flows in both periods were affected negatively by growth in operating working capital in our Combat Systems group due to the timing of billings on a large contract for a Middle Eastern customer, and in our Aerospace group from the build-up of inventory related to the new G500 and G600 aircraft programs and a decrease in customer deposits associated with aircraft deliveries.
INVESTING ACTIVITIES
Cash used for investing activities was $584 in the first nine months of 2017 compared with $282 in the same period in 2016. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary uses of cash for investing activities in both periods were acquisitions and capital expenditures. In 2017, we acquired three businesses for an aggregate of $364, and in 2016, we acquired two businesses for an aggregate of $56. Capital expenditures were $273 in the first nine months of 2017 compared with $244 in the same period in 2016. We expect capital expenditures between 1% and 2% of revenue in 2017.
FINANCING ACTIVITIES
Cash used for financing activities was $881 million in the first nine months of 2017 compared with $1.5 billion in the same period in 2016. Our financing activities include repurchases of common stock, payment of dividends and debt repayments. Net cash from financing activities also includes proceeds received from debt issuances and employee stock option exercises.
On March 1, 2017, our board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the first nine months of 2017, we repurchased approximately 5.9 million of our outstanding shares for $1.1 billion. On October 1, 2017, 9.5 million shares remained authorized by our board of directors for repurchase, approximately 3% of our total shares outstanding. We repurchased 11.2 million shares for $1.5 billion in the first nine months of 2016.
On March 1, 2017, our board of directors declared an increased quarterly dividend of $0.84 per share, the 20th consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.76 per share in March 2016. Cash dividends paid were $735 in the first nine months of 2017 compared with $678 in the same period in 2016.
In the third quarter of 2017, we issued $1 billion of fixed-rate notes. The proceeds will be used to repay $900 of fixed-rate notes maturing in November of 2017 and for general corporate purposes. In the third quarter of 2016, we repaid $500 of fixed-rate notes on their maturity date with cash on hand and issued $1 billion of fixed-rate notes for general corporate purposes. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
We had no commercial paper outstanding on October 1, 2017. We have $2 billion in committed bank credit facilities that remain available, including a $1 billion facility expiring in July 2018 and a $1 billion facility expiring in November 2020. These facilities are for general corporate purposes and working capital needs. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Nine Months Ended	October 1, 2017	October 2, 2016
Net cash provided by operating activities	$1,881	$1,372
Capital expenditures	(273)	(244)
Free cash flow from operations	$1,608	$1,128
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	83%	65%
Free cash flow from operations	71%	54%
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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $103 ($0.22) and $274 ($0.58) for the three- and nine-month periods ended October 1, 2017, and $52 ($0.11) and $169 ($0.35) for the three- and nine-month periods ended October 2, 2016, respectively. No adjustment on any one contract was material to our unaudited Consolidated Financial Statements for the three- and nine-month periods ended October 1, 2017, and October 2, 2016.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2017, (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on October 1, 2017, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Pursuant to Share Buyback Program
7/3/17-7/30/17	100,000	$196.12	100,000	10,665,696
7/31/17-8/27/17	823,933	198.76	823,933	9,841,763
8/28/17-10/1/17	308,067	198.24	308,067	9,533,696
	1,232,000	$198.42
We did not make any unregistered sales of equity securities in the third quarter of 2017.

ITEM 6. EXHIBITS

4.1
Second Supplemental Indenture, dated as of September 14, 2017, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference from the company’s current report on Form 8-K, filed with the Securities and Exchange Commission September 14, 2017)

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
Dated: October 25, 2017