Form 10-Q
period 2018-04-01
GENERAL DYNAMICS CORP
filed 2018-04-25
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2018
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company ___ Emerging growth company ___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓
297,033,427 shares of the registrant’s common stock, $1 par value per share, were outstanding on April 1, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 1, 2018	April 2, 2017
Revenue:
Products	$4,576	$4,467
Services	2,959	2,974
	7,535	7,441
Operating costs and expenses:
Products	3,546	3,438
Services	2,444	2,485
General and administrative (G&A)	537	472
	6,527	6,395
Operating earnings	1,008	1,046
Interest, net	(27)	(25)
Other, net	(21)	(11)
Earnings before income tax	960	1,010
Provision for income tax, net	161	247
Net earnings	$799	$763

Earnings per share
Basic	$2.70	$2.53
Diluted	$2.65	$2.48
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 1, 2018	April 2, 2017
Net earnings	$799	$763
(Losses) gains on cash flow hedges	(3)	13
Unrealized gains on marketable securities	—	5
Foreign currency translation adjustments	1	82
Change in retirement plans’ funded status	84	69
Other comprehensive income, pretax	82	169
Provision for income tax, net	15	44
Other comprehensive income, net of tax	67	125
Comprehensive income	$866	$888
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	April 1, 2018	December 31, 2017

ASSETS
Current assets:
Cash and equivalents	$4,332	$2,983
Accounts receivable	3,769	3,617
Unbilled receivables	5,865	5,240
Inventories	5,543	5,303
Other current assets	955	1,185
Total current assets	20,464	18,328
Noncurrent assets:
Property, plant and equipment, net	3,533	3,517
Intangible assets, net	702	702
Goodwill	11,955	11,914
Other assets	565	585
Total noncurrent assets	16,755	16,718
Total assets	$37,219	$35,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,498	$2
Accounts payable	2,851	3,207
Customer advances and deposits	7,095	6,992
Other current liabilities	2,798	2,898
Total current liabilities	15,242	13,099
Noncurrent liabilities:
Long-term debt	3,981	3,980
Other liabilities	6,222	6,532
Commitments and contingencies (see Note N)
Total noncurrent liabilities	10,203	10,512
Shareholders’ equity:
Common stock	482	482
Surplus	2,820	2,872
Retained earnings	27,605	26,444
Treasury stock	(15,742)	(15,543)
Accumulated other comprehensive loss	(3,391)	(2,820)
Total shareholders’ equity	11,774	11,435
Total liabilities and shareholders’ equity	$37,219	$35,046
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 1, 2018	April 2, 2017
Cash flows from operating activities - continuing operations:
Net earnings	$799	$763
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	89	92
Amortization of intangible assets	20	19
Equity-based compensation expense	29	23
Deferred income tax provision	4	45
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(150)	(84)
Unbilled receivables	(608)	(338)
Inventories	(236)	2
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(358)	(72)
Customer advances and deposits	(149)	(95)
Income taxes payable	167	202
Other current liabilities	(128)	(76)
Other, net	25	52
Net cash (used) provided by operating activities	(496)	533
Cash flows from investing activities:
Capital expenditures	(104)	(62)
Other, net	(1)	(23)
Net cash used by investing activities	(105)	(85)
Cash flows from financing activities:
Proceeds from commercial paper, net	2,494	—
Purchases of common stock	(267)	(354)
Dividends paid	(250)	(230)
Other, net	(25)	(22)
Net cash provided (used) by financing activities	1,952	(606)
Net cash used by discontinued operations	(2)	(8)
Net increase (decrease) in cash and equivalents	1,349	(166)
Cash and equivalents at beginning of period	2,983	2,334
Cash and equivalents at end of period	$4,332	$2,168
Supplemental cash flow information:
Income tax refunds, net	$4	$4
Interest payments	$21	$20
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2017	$482	$2,872	$26,444	$(15,543)	$(2,820)	$11,435
Cumulative-effect adjustments (see Note A)	—	—	638	—	(638)	—
Net earnings	—	—	799	—	—	799
Cash dividends declared	—	—	(276)	—	—	(276)
Equity-based awards	—	(52)	—	58	—	6
Shares purchased	—	—	—	(257)	—	(257)
Other comprehensive income	—	—	—	—	67	67
April 1, 2018	$482	$2,820	$27,605	$(15,742)	$(3,391)	$11,774

December 31, 2016	$482	$2,819	$24,543	$(14,156)	$(3,387)	$10,301
Cumulative-effect adjustment*	—	—	(3)	—	—	(3)
Net earnings	—	—	763	—	—	763
Cash dividends declared	—	—	(254)	—	—	(254)
Equity-based awards	—	(57)	—	63	—	6
Shares purchased	—	—	—	(355)	—	(355)
Other comprehensive income	—	—	—	—	125	125
April 2, 2017	$482	$2,762	$25,049	$(14,448)	$(3,262)	$10,583
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

* Reflects the cumulative effect of Accounting Standards Update (ASU) 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory, which we adopted on January 1, 2017.

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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended April 1, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 1, 2018, and April 2, 2017.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Accounting Standards Updates. On January 1, 2018, we adopted the following accounting standards issued by the Financial Accounting Standards Board (FASB):

•
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. Specific to our business, ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income. The ASU eliminates the available-for-sale classification for equity investments that recognized changes in fair value as a component of other comprehensive income. We adopted the standard on a modified retrospective basis on January 1, 2018, and recognized the cumulative effect as a $24 increase to retained earnings on the date of adoption.

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

The adoption of the ASU did not have an effect on our cash flows for the three-month period ended April 2, 2017.

•
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the service cost component of net benefit cost to be reported separately from the other components of net benefit cost in the income statement. We adopted the standard retrospectively on January 1, 2018. Our restated operating earnings increased $11 for the three-month period ended April 2, 2017, due to the reclassification of the non-service cost components of net benefit cost, and other income decreased by the same amount, with no impact to net earnings.

•
ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows the reclassification from accumulated other comprehensive income to retained earnings of stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act (tax reform) enacted on December 22, 2017. We adopted the standard on January 1, 2018, and recognized a $614 increase to retained earnings on the date of adoption.

For a discussion of other accounting standards that have been issued by the FASB but are not yet effective, refer to the Accounting Standards Updates section in our Annual Report on Form 10-K for the year ended December 31, 2017.

B. SUBSEQUENT EVENTS
On April 3, 2018, we completed our acquisition of CSRA Inc. (CSRA) for $41.25 per share in cash. The aggregate amount of consideration paid, including amounts to repay CSRA’s due and payable debt and cash out outstanding stock options and restricted stock units of CSRA, was approximately $9.7 billion. This amount was funded by a combination of available cash on hand, a borrowing of $7.5 billion under the 364-day credit facility further described in Note J and proceeds from commercial paper issuances. In addition, approximately $450 was paid to satisfy obligations under CSRA’s accounts receivable purchase agreement.
CSRA is now part of General Dynamics Information Technology (GDIT) in our Information Systems and Technology group. The combination of GDIT and CSRA creates a premier provider of high-tech IT solutions to the government IT market.
The disclosures required by Accounting Standards Codification (ASC) Topic 805 are not included in this Form 10-Q because the initial accounting for the business combination is incomplete.
Additionally, on April 11, 2018, we announced that we had entered into a binding agreement to acquire Hawker Pacific, a leading provider of integrated aviation solutions across Asia Pacific and the Middle East, for $250. The transaction is subject to customary closing conditions, and is expected to be completed in the second quarter of 2018.

C. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
Acquisitions and Divestitures. In the first quarter of 2018, we acquired a provider of specialized transmitters and receivers in our Information Systems and Technology group. In 2017, we acquired four businesses for an aggregate of $399: a fixed-base operation (FBO) in our Aerospace group; and a manufacturer of electronics and communications products, a provider of mission-critical support services, and a manufacturer of signal distribution products in our Information Systems and Technology group. As the purchase prices of these acquisitions were not material for the three-month periods ended April 1, 2018, and April 2, 2017, they are included in other investing activities, net, in the unaudited Consolidated Statement of Cash Flows.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
In the first quarter of 2018, we completed the sale of a commercial health products business in our Information Systems and Technology group. The proceeds from the sale are included in other investing activities, net, in the unaudited Consolidated Statement of Cash Flows.
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Goodwill
December 31, 2017 (a)	$2,638	$2,677	$6,302	$297	$11,914
Acquisitions/divestitures (b)	—	—	16	—	16
Other (c)	40	(14)	(1)	—	25
April 1, 2018 (a)	$2,678	$2,663	$6,317	$297	$11,955
(a)Goodwill in the Information Systems and Technology reporting unit is net of $2 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period and an allocation of goodwill associated with the sale of the commercial health products business discussed above.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	April 1, 2018			December 31, 2017
Contract and program intangible assets (b)	$1,665	$(1,318)	$347	$1,684	$(1,320)	$364
Trade names and trademarks	477	(168)	309	465	(160)	305
Technology and software	154	(109)	45	137	(105)	32
Other intangible assets	155	(154)	1	155	(154)	1
Total intangible assets	$2,451	$(1,749)	$702	$2,441	$(1,739)	$702

(a)	Change in gross carrying amounts consists primarily of adjustments for acquired intangible assets and foreign currency translation.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense was $20 and $19 for the three-month periods ended April 1, 2018, and April 2, 2017, respectively.

D. REVENUE
The majority of our revenue is derived from long-term contracts and programs that can span several years. We account for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers.
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 73% and 70% of our revenue for the three-month periods ended April 1, 2018, and April 2, 2017, respectively. Substantially all of our revenue in the defense groups is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 27% and 30% of our revenue for the three-month periods ended April 1, 2018, and April 2, 2017, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace group. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On April 1, 2018, we had $62.1 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 60% of our remaining performance obligations as revenue by 2019, an additional 25% by 2021 and the balance thereafter. On December 31, 2017, we had $63.2 billion of remaining performance obligations, and on December 31, 2017, we expected to recognize approximately 40% of these remaining performance obligations as revenue in 2018, an additional 40% by 2020 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Three Months Ended	April 1, 2018	April 2, 2017
Revenue	$115	$72
Operating earnings	97	50
Diluted earnings per share	$0.25	$0.11
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended April 1, 2018, or April 2, 2017.
Revenue by Category. Our portfolio of products and services consists of almost 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major products and services was as follows:

Three Months Ended	April 1, 2018	April 2, 2017
Aircraft manufacturing, outfitting and completions	$1,366	$1,629
Aircraft services	451	435
Pre-owned aircraft	8	10
Total Aerospace	1,825	2,074
Wheeled combat and tactical vehicles	625	560
Weapons systems, armament and munitions	383	346
Tanks and tracked vehicles	331	247
Engineering and other services	101	134
Total Combat Systems	1,440	1,287
C4ISR* solutions	1,098	1,088
Information technology (IT) services	1,138	1,058
Total Information Systems and Technology	2,236	2,146
Nuclear-powered submarines	1,296	1,204
Surface combatants	265	247
Auxiliary and commercial ships	218	143
Repair and other services	255	340
Total Marine Systems	2,034	1,934
Total revenue	$7,535	$7,441
* Command, control, communications, computers, intelligence, surveillance and reconnaissance.
Revenue by contract type was as follows:

Three Months Ended April 1, 2018	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
Fixed-price	$1,668	$1,253	$1,007	$1,305	$5,233
Cost-reimbursement	—	179	1,017	728	1,924
Time-and-materials	157	8	212	1	378
Total revenue	$1,825	$1,440	$2,236	$2,034	$7,535
Three Months Ended April 2, 2017
Fixed-price	$1,902	$1,073	$930	$1,130	$5,035
Cost-reimbursement	—	207	1,010	801	2,018
Time-and-materials	172	7	206	3	388
Total revenue	$2,074	$1,287	$2,146	$1,934	$7,441
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

Revenue by customer was as follows:

Three Months Ended April 1, 2018	Aerospace	Combat Systems	Information Systems and Technology	Marine Systems	Total Revenue
U.S. government:
Department of Defense (DoD)	$41	$607	$1,175	$1,950	$3,773
Non-DoD	—	1	755	—	756
Foreign Military Sales (FMS)	16	69	15	29	129
Total U.S. government	57	677	1,945	1,979	4,658
U.S. commercial	842	58	67	53	1,020
Non-U.S. government	10	697	173	2	882
Non-U.S. commercial	916	8	51	—	975
Total revenue	$1,825	$1,440	$2,236	$2,034	$7,535
Three Months Ended April 2, 2017
U.S. government:
DoD	$40	$609	$1,142	$1,837	$3,628
Non-DoD	—	2	698	—	700
FMS	9	108	12	58	187
Total U.S. government	49	719	1,852	1,895	4,515
U.S. commercial	936	61	89	33	1,119
Non-U.S. government	5	502	176	4	687
Non-U.S. commercial	1,084	5	29	2	1,120
Total revenue	$2,074	$1,287	$2,146	$1,934	$7,441
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense groups, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace group, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended April 1, 2018, were not materially impacted by any other factors.
Revenue recognized in the three-month periods ended April 1, 2018, and April 2, 2017, that was included in the contract liability balance at the beginning of each year was $1.5 billion and $1.7 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

E. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased in 2018 and 2017 due to share repurchases. See Note L for further discussion of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 1, 2018	April 2, 2017
Basic weighted average shares outstanding	296,399	301,771
Dilutive effect of stock options and restricted stock/RSUs*	4,705	5,511
Diluted weighted average shares outstanding	301,104	307,282
* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 517 and 681 for the three-month periods ended April 1, 2018, and April 2, 2017, respectively.

F. FAIR VALUE
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
We did not have any significant non-financial assets or liabilities measured at fair value on April 1, 2018, or December 31, 2017.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on April 1, 2018, and December 31, 2017, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	April 1, 2018
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$6	$6	$2	$4	$—
Available-for-sale debt securities	130	130	—	130	—
Equity securities	54	54	54	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(107)	(107)	—	(107)	—
Measured at amortized cost:
Short- and long-term debt principal	(6,532)	(6,356)	—	(6,356)	—

	December 31, 2017
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$20	$20	$15	$5	$—
Available-for-sale debt securities	117	117	—	117	—
Equity securities	54	54	54	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(105)	(105)	—	(105)	—
Measured at amortized cost:
Short- and long-term debt principal	(4,032)	(3,974)	—	(3,974)	—
Our Level 1 assets include investments in publicly traded equity securities valued using quoted prices from the market exchanges. The fair value of our Level 2 assets and liabilities is determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. Our Level 3 assets include direct private equity investments that are measured using inputs unobservable to a marketplace participant.

G. INCOME TAXES
Income Tax Provision. We calculate our provision for federal, state and international income taxes based on current tax law. Tax reform was enacted on December 22, 2017, and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We recorded the effect of the change in tax law in the fourth quarter of 2017.
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	April 1, 2018	December 31, 2017
Deferred tax asset	$60	$75
Deferred tax liability	(249)	(244)
Net deferred tax liability	$(189)	$(169)
Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50% chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The total amount of these tax liabilities on April 1, 2018, was not material to our results of operations, financial condition or cash flows.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on April 1, 2018, was not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

H. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms or upon achievement of contractual milestones. Unbilled receivables consisted of the following:

	April 1, 2018	December 31, 2017
Unbilled revenue	$22,928	$21,845
Advances and progress billings	(17,063)	(16,605)
Net unbilled receivables	$5,865	$5,240
The increase in net unbilled receivables during the three-month period ended April 1, 2018, was due primarily to the timing of billings on large international vehicle contracts in our Combat Systems group.

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

Inventories consisted of the following:

	April 1, 2018	December 31, 2017
Work in process	$4,138	$3,872
Raw materials	1,328	1,357
Finished goods	52	51
Pre-owned aircraft	25	23
Total inventories	$5,543	$5,303

J. DEBT
Debt consisted of the following:

		April 1, 2018	December 31, 2017
Fixed-rate notes due:	Interest rate:
July 2021	3.875%	$500	$500
November 2022	2.250%	1,000	1,000
August 2023	1.875%	500	500
November 2024	2.375%	500	500
August 2026	2.125%	500	500
November 2027	2.625%	500	500
November 2042	3.600%	500	500
Commercial paper	2.097%	2,500	—
Other	Various	32	32
Total debt principal		6,532	4,032
Less unamortized debt issuance costs and discounts		53	50
Total debt		6,479	3,982
Less current portion		2,498	2
Long-term debt		$3,981	$3,980
In the first quarter of 2018, we renewed and increased to $2 billion our $1 billion multi-year committed bank credit facility, which was scheduled to expire in July 2018. The new credit facility expires in March 2023. We have an additional $1 billion multi-year committed bank credit facility that expires in November 2020. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates.
Also in the first quarter of 2018, we entered into a $7.5 billion, 364-day committed bank credit facility that expires in March 2019. We financed the acquisition of CSRA, in part, by borrowing $7.5 billion under this facility subsequent to the end of the quarter. We intend to issue debt securities in the future to repay in whole or in part the borrowings under this facility. The proceeds from these issuances will automatically reduce the bank’s commitments under this facility to an amount not less than $2 billion. Following this reduction, our three credit facilities will total $5 billion. Our credit facilities are used for general corporate purposes and working capital needs and support our commercial paper issuances. Our credit facilities are guaranteed by several of our 100%-owned subsidiaries.
On April 1, 2018, $2.5 billion of commercial paper had been issued and remained outstanding with a dollar-weighted average interest rate of 2.097% and original maturities of less than 90 days.

Our fixed-rate notes are fully and unconditionally guaranteed by several of our 100%-owned subsidiaries. See Note Q for condensed consolidating financial statements. We have the option to redeem the notes prior to their maturity in whole or in part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on April 1, 2018.

K. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	April 1, 2018	December 31, 2017

Salaries and wages	$665	$786
Workers’ compensation	320	320
Retirement benefits	292	295
Fair value of cash flow hedges	201	180
Other (a)	1,320	1,317
Total other current liabilities	$2,798	$2,898

Retirement benefits	$4,359	$4,408
Customer deposits on commercial contracts	555	814
Deferred income taxes	249	244
Other (b)	1,059	1,066
Total other liabilities	$6,222	$6,532
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace group, liabilities of discontinued operations, and insurance-related costs.
(b)Consists primarily of warranty reserves, workers’ compensation liabilities and liabilities of discontinued operations.

L. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors authorizes management’s repurchase of outstanding shares of our common stock on the open market from time to time. On March 1, 2017, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the three-month period ended April 1, 2018, we repurchased 1.2 million of our outstanding shares for $257. On April 1, 2018, 6.4 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 1.9 million shares for $355 in the three-month period ended April 2, 2017.
Dividends per Share. Dividends declared per share were $0.93 and $0.84 for the three-month periods ended April 1, 2018, and April 2, 2017, respectively. Cash dividends paid were $250 and $230 for the three-month periods ended April 1, 2018, and April 2, 2017, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2017	$(94)	$19	$402	$(3,147)	$(2,820)
Cumulative effect adjustments (see Note A)	(4)	(19)	—	(615)	(638)
Other comprehensive income, pretax	(3)	—	1	84	82
Provision for income tax, net	(1)	—	—	16	15
Other comprehensive income, net of tax	(2)	—	1	68	67
April 1, 2018	$(100)	$—	$403	$(3,694)	$(3,391)

December 31, 2016	$(345)	$14	$69	$(3,125)	$(3,387)
Other comprehensive income, pretax	13	5	82	69	169
Provision for income tax, net	4	1	15	24	44
Other comprehensive income, net of tax	9	4	67	45	125
April 2, 2017	$(336)	$18	$136	$(3,080)	$(3,262)
Current-period amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and consisted of pretax recognized net actuarial losses of $95 and $85 for the three-month periods ended April 1, 2018, and April 2, 2017, respectively. This was offset partially by pretax amortization of prior service credit of $12 and $18 for the three-month periods ended April 1, 2018, and April 2, 2017, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note O for additional details.

M. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We had $4.3 billion in notional forward exchange contracts outstanding on April 1, 2018, and December 31, 2017. We do not use derivative financial instruments for trading or speculative purposes. We recognize derivative financial instruments on the Consolidated Balance Sheet at fair value. See Note F for additional details.
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
Net gains and losses on derivative financial instruments recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three-month periods ended April 1, 2018, and April 2, 2017. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three-month periods ended April 1, 2018, and April 2, 2017, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on April 1, 2018, or December 31, 2017.
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On April 1, 2018, we held $4.3 billion in cash and equivalents, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified supplemental executive retirement plans. On April 1, 2018, and December 31, 2017, these marketable securities totaled $190 and $191, respectively, and were reflected at fair value on the unaudited Consolidated Balance Sheet in other current and noncurrent assets.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at end-of-period exchange rates, and statements of earnings at average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three-month periods ended April 1, 2018, and April 2, 2017. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the three-month periods ended April 1, 2018, and April 2, 2017.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion on April 1, 2018. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace group has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended April 1, 2018, and April 2, 2017, were as follows:

Three Months Ended	April 1, 2018	April 2, 2017
Beginning balance	$467	$474
Warranty expense	29	38
Payments	(25)	(24)
Adjustments	(3)	—
Ending balance	$468	$488

O. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.

Net periodic defined-benefit pension and other post-retirement benefit cost for the three-month periods ended April 1, 2018, and April 2, 2017, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Service cost	$46	$42	$3	$3
Interest cost	114	113	8	8
Expected return on plan assets	(179)	(169)	(9)	(8)
Recognized net actuarial loss (gain)	96	86	(1)	(1)
Amortization of prior service credit	(11)	(17)	(1)	(1)
Net periodic benefit cost	$66	$55	$—	$1
As discussed in Note A, the service cost component of net periodic benefit cost is reported separately from the other components of net periodic benefit cost in accordance with ASU 2017-07.
Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense business groups. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards (CAS) and specific contractual terms. For some of these plans, the cumulative pension and other post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog and probable follow-on contracts, we defer the excess in other contract costs in other current assets on the Consolidated Balance Sheet until the cost is allocable to contracts. For other plans, the amount allocated to contracts and included in revenue has exceeded the plans’ cumulative benefit cost. We have similarly deferred recognition of these excess earnings on the Consolidated Balance Sheet.
It is our policy to fund our defined-benefit retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions considered within our capital deployment framework. Therefore, we may make discretionary contributions in addition to the required contributions determined in accordance with IRS regulations. In addition to our required contributions of approximately $315 in 2018, as we deploy additional cash resulting from the recent tax reform, we intend to make discretionary contributions, resulting in total pension plan contributions of approximately $550 in 2018.

P. BUSINESS GROUP INFORMATION
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

Summary financial information for each of our business groups follows:

	Revenue		Operating Earnings
Three Months Ended	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Aerospace	$1,825	$2,074	$346	$439
Combat Systems	1,440	1,287	224	205
Information Systems and Technology	2,236	2,146	247	236
Marine Systems	2,034	1,934	184	161
Corporate	—	—	7	5
Total	$7,535	$7,441	$1,008	$1,046
ASU 2017-07 requires the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) to be reported in other income (expense) in the income statement. In our three defense groups, pension and other post-retirement benefit costs are allocable contract costs. For these groups, we report the offset for the non-service cost components in Corporate operating results. Stock option expense is also reported in Corporate operating results.

Q. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)

Three Months Ended April 1, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$6,484	$1,051	$—	$7,535
Cost of sales	(19)	5,202	807	—	5,990
G&A	13	436	88	—	537
Operating earnings	6	846	156	—	1,008
Interest, net	(26)	—	(1)	—	(27)
Other, net	(24)	1	2	—	(21)
Earnings before income tax	(44)	847	157	—	960
Provision for income tax, net	(42)	165	38	—	161
Equity in net earnings of subsidiaries	801	—	—	(801)	—
Net earnings	$799	$682	$119	$(801)	$799
Comprehensive income	$866	$685	$137	$(822)	$866
Three Months Ended April 2, 2017
Revenue	$—	$6,544	$897	$—	$7,441
Cost of sales	(17)	5,252	688	—	5,923
G&A	10	386	76	—	472
Operating earnings	7	906	133	—	1,046
Interest, net	(24)	—	(1)	—	(25)
Other, net	(15)	3	1	—	(11)
Earnings before income tax	(32)	909	133	—	1,010
Provision for income tax, net	(67)	293	21	—	247
Equity in net earnings of subsidiaries	728	—	—	(728)	—
Net earnings	$763	$616	$112	$(728)	$763
Comprehensive income	$888	$617	$207	$(824)	$888

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

April 1, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$3,787	$—	$545	$—	$4,332
Accounts receivable	—	1,215	2,554	—	3,769
Unbilled receivables	—	2,757	3,108	—	5,865
Inventories	—	5,441	102	—	5,543
Other current assets	113	453	389	—	955
Total current assets	3,900	9,866	6,698	—	20,464
Noncurrent assets:
Property, plant and equipment (PP&E)	228	6,857	1,250	—	8,335
Accumulated depreciation of PP&E	(77)	(3,940)	(785)	—	(4,802)
Intangible assets, net	—	285	417	—	702
Goodwill	—	8,336	3,619	—	11,955
Other assets	188	229	148	—	565
Investment in subsidiaries	45,799	—	—	(45,799)	—
Total noncurrent assets	46,138	11,767	4,649	(45,799)	16,755
Total assets	$50,038	$21,633	$11,347	$(45,799)	$37,219

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,496	$—	$2	$—	$2,498
Customer advances and deposits	—	4,273	2,822	—	7,095
Other current liabilities	559	3,417	1,673	—	5,649
Total current liabilities	3,055	7,690	4,497	—	15,242
Noncurrent liabilities:
Long-term debt	3,952	20	9	—	3,981
Other liabilities	2,399	3,234	589	—	6,222
Total noncurrent liabilities	6,351	3,254	598	—	10,203
Intercompany	28,858	(28,093)	(765)	—	—
Shareholders’ equity:
Common stock	482	6	2,126	(2,132)	482
Other shareholders’ equity	11,292	38,776	4,891	(43,667)	11,292
Total shareholders’ equity	11,774	38,782	7,017	(45,799)	11,774
Total liabilities and shareholders’ equity	$50,038	$21,633	$11,347	$(45,799)	$37,219

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$1,930	$—	$1,053	$—	$2,983
Accounts receivable	—	1,259	2,358	—	3,617
Unbilled receivables	—	2,547	2,693	—	5,240
Inventories	—	5,216	87	—	5,303
Other current assets	351	461	373	—	1,185
Total current assets	2,281	9,483	6,564	—	18,328
Noncurrent assets:
PP&E	221	6,779	1,237	—	8,237
Accumulated depreciation of PP&E	(75)	(3,869)	(776)	—	(4,720)
Intangible assets, net	—	287	415	—	702
Goodwill	—	8,320	3,594	—	11,914
Other assets	199	232	154	—	585
Investment in subsidiaries	44,887	—	—	(44,887)	—
Total noncurrent assets	45,232	11,749	4,624	(44,887)	16,718
Total assets	$47,513	$21,232	$11,188	$(44,887)	$35,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$1	$1	$—	$2
Customer advances and deposits	—	4,180	2,812	—	6,992
Other current liabilities	561	3,758	1,786	—	6,105
Total current liabilities	561	7,939	4,599	—	13,099
Noncurrent liabilities:
Long-term debt	3,950	21	9	—	3,980
Other liabilities	2,451	3,473	608	—	6,532
Total noncurrent liabilities	6,401	3,494	617	—	10,512
Intercompany	29,116	(28,494)	(622)	—	—
Shareholders’ equity:
Common stock	482	6	2,126	(2,132)	482
Other shareholders’ equity	10,953	38,287	4,468	(42,755)	10,953
Total shareholders’ equity	11,435	38,293	6,594	(44,887)	11,435
Total liabilities and shareholders’ equity	$47,513	$21,232	$11,188	$(44,887)	$35,046

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended April 1, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash (used) provided by operating activities*	$80	$105	$(681)	$—	$(496)
Cash flows from investing activities:
Capital expenditures	(7)	(86)	(11)	—	(104)
Other, net	1	(2)	—	—	(1)
Net cash used by investing activities	(6)	(88)	(11)	—	(105)
Cash flows from financing activities:
Proceeds from commercial paper, net	2,494	—	—	—	2,494
Purchases of common stock	(267)	—	—	—	(267)
Dividends paid	(250)	—	—	—	(250)
Other, net	(25)	—	—	—	(25)
Net cash provided by financing activities	1,952	—	—	—	1,952
Net cash used by discontinued operations	(2)	—	—	—	(2)
Cash sweep/funding by parent	(167)	(17)	184	—	—
Net increase in cash and equivalents	1,857	—	(508)	—	1,349
Cash and equivalents at beginning of period	1,930	—	1,053	—	2,983
Cash and equivalents at end of period	$3,787	$—	$545	$—	$4,332
Three Months Ended April 2, 2017
Net cash provided by operating activities*	$(10)	$443	$100	$—	$533
Cash flows from investing activities:
Capital expenditures	(3)	(42)	(17)	—	(62)
Other, net	—	28	(51)	—	(23)
Net cash used by investing activities	(3)	(14)	(68)	—	(85)
Cash flows from financing activities:
Purchases of common stock	(354)	—	—	—	(354)
Dividends paid	(230)	—	—	—	(230)
Other, net	(21)	(1)	—	—	(22)
Net cash used by financing activities	(605)	(1)	—	—	(606)
Net cash used by discontinued operations	(8)	—	—	—	(8)
Cash sweep/funding by parent	423	(428)	5	—	—
Net decrease in cash and equivalents	(203)	—	37	—	(166)
Cash and equivalents at beginning of period	1,254	—	1,080	—	2,334
Cash and equivalents at end of period	$1,051	$—	$1,117	$—	$2,168
* Continuing operations only.

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
Our company is organized into four business groups: Aerospace, Combat Systems, Information Systems and Technology, and Marine Systems. Our primary customer is the U.S. government, including the Department of Defense (DoD), the intelligence community and other U.S. government customers. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business-jet aircraft. The following discussion should be read in conjunction with our 2017 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.
ACQUISITION OF CSRA
On April 3, 2018, we completed our acquisition of CSRA Inc. (CSRA) for $41.25 per share in cash. See Note B to the unaudited Consolidated Financial Statements in Part I, Item 1, for further discussion of the acquisition. CSRA is now part of General Dynamics Information Technology (GDIT) in our Information Systems and Technology group. The combination of GDIT and CSRA creates a premier provider of high-tech IT solutions to the government IT market.
As a result of the CSRA acquisition and the associated impacts (e.g., acquisition financing), we anticipate the following adjustments to our 2018 outlook:

•	CSRA is expected to add approximately $3.6 billion of revenue in 2018 to the Information Systems and Technology group’s revenue.

•
After a one-time charge of approximately $80 in the second quarter of 2018 associated with the costs to complete the acquisition, we expect the acquisition to be break even to slightly accretive to our diluted earnings per share in the second half of 2018.

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is necessary in the evaluation of our financial statements and operating results. The following paragraphs explain how we recognize revenue and operating costs in our business groups. We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
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

CONSOLIDATED OVERVIEW

Three Months Ended	April 1, 2018	April 2, 2017	Variance
Revenue	$7,535	$7,441	$94	1.3%
Operating costs and expenses	6,527	6,395	132	2.1%
Operating earnings	1,008	1,046	(38)	(3.6)%
Operating margin	13.4%	14.1%

Our consolidated revenue increased in the first quarter of 2018 as revenue growth in each of our defense groups offset a decrease in revenue in our Aerospace group due to fewer aircraft deliveries . The increase in revenue in our defense groups was driven by higher volume from international military vehicles in our Combat Systems group, IT services in our Information Systems and Technology group and U.S. Navy ship construction in our Marine Systems group.
Operating costs and expenses increased at a greater rate than revenue in the first quarter of 2018, resulting in lower operating earnings and margin due primarily to aircraft delivery mix in our Aerospace group. This margin decrease was offset partially by margin expansion in our Marine Systems group, reflecting improved operating performance across the group’s shipyards.

REVIEW OF BUSINESS GROUPS
Following is a discussion of operating results and outlook for each of our business groups. For the Aerospace group, results are analyzed by specific types of products and services, consistent with how the group is managed. For the defense groups, the discussion is based on the lines of products and services each group offers with a supplemental discussion of specific contracts and programs when significant to the group’s results. Additional information regarding our business groups can be found in Note P to the unaudited Consolidated Financial Statements in Part I, Item 1.
AEROSPACE

Three Months Ended	April 1, 2018	April 2, 2017	Variance
Revenue	$1,825	$2,074	$(249)	(12.0)%
Operating earnings	346	439	(93)	(21.2)%
Operating margin	19.0%	21.2%
Gulfstream aircraft deliveries (in units)	26	30	(4)	(13.3)%
Operating Results
The change in the Aerospace group’s revenue in the first quarter of 2018 consisted of the following:

Aircraft manufacturing, outfitting and completions	$(263)
Aircraft services	16
Pre-owned aircraft	(2)
Total decrease	$(249)
Aircraft manufacturing, outfitting and completions revenue decreased due to fewer deliveries of the ultra-large-cabin G650 aircraft consistent with our plan. Revenue is expected to increase later this year with initial deliveries of the new G500 aircraft. The increase in aircraft services revenue was driven by higher demand for maintenance work.

The change in the group’s operating earnings in the first quarter of 2018 consisted of the following:

Aircraft manufacturing, outfitting and completions	$(86)
Aircraft services	11
G&A/other expenses	(18)
Total decrease	$(93)
Aircraft manufacturing, outfitting and completions earnings were down due to fewer aircraft deliveries and the mix of aircraft deliveries. Aircraft services operating earnings were particularly strong in the first quarter of 2018 due to favorable cost performance and the mix of services. G&A/other expenses were higher due primarily to increased R&D expenses associated with ongoing product-development efforts. Overall, the Aerospace group’s operating margin decreased 220 basis points to 19% consistent with our plan as we transition to the G500 and later the G600 aircraft.
COMBAT SYSTEMS

Three Months Ended	April 1, 2018	April 2, 2017	Variance
Revenue	$1,440	$1,287	$153	11.9%
Operating earnings	224	205	19	9.3%
Operating margin	15.6%	15.9%
Operating Results
The increase in the Combat Systems group’s revenue in the first quarter of 2018 consisted of the following:

International military vehicles	$133
Weapons systems and munitions	11
U.S. military vehicles	9
Total increase	$153
Revenue from international military vehicles increased due primarily to the ramp up of several production programs, including U.K. AJAX armoured fighting vehicles, Piranha 5 wheeled armored vehicles for the Romanian Armed Forces and the upgrade of light armored vehicles (LAVs) for the Government of Canada.
The Combat Systems group’s operating margin decreased 30 basis points driven by contract mix in our weapons systems and munitions business.
INFORMATION SYSTEMS AND TECHNOLOGY

Three Months Ended	April 1, 2018	April 2, 2017	Variance
Revenue	$2,236	$2,146	$90	4.2%
Operating earnings	247	236	11	4.7%
Operating margin	11.0%	11.0%

Operating Results
The increase in the Information Systems and Technology group’s revenue in the first quarter of 2018 consisted of the following:

IT services	$80
C4ISR solutions	10
Total increase	$90
Revenue in our Information Systems and Technology group increased in the first quarter of 2018 due to an increase in activity following program delays across the group in 2017 and the acquisition of a provider of mission-critical support services in late 2017 in our IT services business. Operating margin in the first quarter of 2018 was steady compared with the prior-year period.
MARINE SYSTEMS

Three Months Ended	April 1, 2018	April 2, 2017	Variance
Revenue	$2,034	$1,934	$100	5.2%
Operating earnings	184	161	23	14.3%
Operating margin	9.0%	8.3%
Operating Results
The increase in the Marine Systems group’s revenue in the first quarter of 2018 consisted of the following:

U.S. Navy ship construction	$146
Commercial ship construction	18
U.S. Navy ship engineering, repair and other services	(64)
Total increase	$100
Revenue from U.S. Navy ship construction increased due primarily to higher volume on Block IV of the Virginia-class submarine program and the TAO-205 fleet oiler contract. Commercial ship construction revenue increased as work ramped up on a contract for two container ships scheduled for delivery in 2019 and 2020. These increases were offset partially by lower revenue from U.S. Navy ship engineering, repair and other services driven by a lower volume of submarine repair work and the timing of surface ship repair work.
The Marine Systems group’s operating margin increased 70 basis points reflecting improved performance across the group’s shipyards.
CORPORATE
Corporate income totaled $7 in the first quarter of 2018 compared with $5 in the first quarter of 2017. As discussed in Note A to the unaudited Consolidated Financial Statements in Part I, Item 1, Corporate operating costs are impacted by Accounting Standards Update (ASU) 2017-07. ASU 2017-07 requires the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) to be reported in other income (expense) in the income statement. In our three defense groups, pension and other post-retirement benefit costs are allocable contract costs. For these groups, we report the offset for the non-service cost components in Corporate operating results. This amount exceeds our stock option expense in the first quarters of 2018 and 2017.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	April 1, 2018	April 2, 2017	Variance
Revenue	$4,576	$4,467	$109	2.4%
Operating costs	3,546	3,438	108	3.1%
The increase in product revenue in the first quarter of 2018 consisted of the following:

Military vehicle production	$176
Ship construction	167
Aircraft manufacturing, outfitting and completions	(263)
Other, net	29
Total increase	$109
Military vehicle production revenue increased due primarily to the ramp up of several international production programs, including U.K. AJAX armoured fighting vehicles, Romanian Piranha 5 wheeled armored vehicles and the upgrade of LAVs for the Government of Canada. Ship construction revenue increased due primarily to higher volume on Block IV of the Virginia-class submarine program, the TAO-205 fleet oiler contract and commercial container ship construction. These increases were offset partially by lower aircraft manufacturing, outfitting and completions revenue due to fewer aircraft deliveries. Product operating costs increased consistent with the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	April 1, 2018	April 2, 2017	Variance
Revenue	$2,959	$2,974	$(15)	(0.5)%
Operating costs	2,444	2,485	(41)	(1.6)%
The change in service revenue in the first quarter of 2018 consisted of the following:

Ship engineering, repair and other services	$(68)
IT services	70
Other, net	(17)
Total decrease	$(15)
Ship engineering, repair and other services decreased due primarily to a lower volume of submarine repair work and the timing of surface ship repair work. This decrease was offset by higher IT services revenue, including the acquisition of a provider of mission-critical support services in late 2017. Service operating costs decreased at a higher rate than revenue due to strong service operating performance in each of our business groups.

OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 7.1% in the first three months of 2018 compared with 6.3% in the first three months of 2017.
Interest, Net
Net interest expense was $27 in the first three months of 2018 compared with $25 in the prior-year period. The increase is due primarily to slightly higher interest rates on the $1 billion of fixed-rate notes issued in 2017 compared with the $900 of fixed-rate notes that matured in 2017. See Note J to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
Other, Net
Net other expense was $21 in the first three months of 2018 compared with $11 in the first three months of 2017. Other expense represents the non-service cost components of pension and other post-retirement benefit cost and transaction costs associated with the CSRA acquisition.
Provision for Income Tax, Net
Our effective tax rate was 16.8% in the first three months of 2018 compared with 24.5% in the prior-year period. The decrease is due primarily to the reduction of the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018, resulting from the enactment of the Tax Cuts and Jobs Act (tax reform) on December 22, 2017. The effective tax rate in the first three months of 2018 also included the impact of excess tax benefits from equity-based compensation.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $62.1 billion at the end of the first quarter of 2018, compared with $63.2 billion on December 31, 2017. Our total backlog is equal to our remaining performance obligations under contracts that meet the criteria in ASC Topic 606 as discussed in Note D to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $87.6 billion on April 1, 2018.

The following table details the backlog and estimated potential contract value of each business group at the end of the first quarter of 2018 and the fourth quarter of 2017:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Potential Contract Value
	April 1, 2018
Aerospace	$11,898	$158	$12,056	$1,868	$13,924
Combat Systems	17,126	378	17,504	3,549	21,053
Information Systems and Technology	6,739	2,075	8,814	15,787	24,601
Marine Systems	18,310	5,458	23,768	4,271	28,039
Total	$54,073	$8,069	$62,142	$25,475	$87,617

	December 31, 2017
Aerospace	$12,319	$147	$12,466	$1,955	$14,421
Combat Systems	17,158	458	17,616	3,154	20,770
Information Systems and Technology	6,682	2,192	8,874	14,875	23,749
Marine Systems	15,872	8,347	24,219	4,809	29,028
Total	$52,031	$11,144	$63,175	$24,793	$87,968

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The group ended the first quarter of 2018 with backlog of $12.1 billion compared with $12.5 billion on December 31, 2017.
Orders in the first quarter of 2018 reflected good demand across our product and services portfolio. We received orders for all models of in-production Gulfstream aircraft, with particularly strong first-quarter orders for the ultra-large-cabin G650 aircraft. We continue to progress toward anticipated U.S. Federal Aviation Administration (FAA) type certification and entry into service of the new G500 and G600, for which we received additional orders in the first quarter of 2018.
Beyond total backlog, estimated potential contract value in the Aerospace group was $1.9 billion on April 1, 2018, compared with $2 billion on December 31, 2017. Estimated potential contract value represents primarily options to purchase new aircraft and long-term aircraft services agreements.

DEFENSE GROUPS
The total backlog in our three defense groups represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the U.S. Congress and funded by customers, as well as commitments by international customers that are approved and funded similarly by their governments. The unfunded portion includes the amounts that we believe are likely to be funded, but there is no guarantee that future budgets and appropriations will provide the same funding level currently anticipated for a given program.

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
Total backlog in our defense groups was $50.1 billion on April 1, 2018, compared with $50.7 billion on December 31, 2017. The decrease was due primarily to the Marine Systems group as the group continued to perform on significant multi-year contracts. The Combat Systems group achieved a book-to-bill ratio (orders divided by revenue) higher than one-to-one in the first quarter of 2018, driven by a large international armored vehicle order. Estimated potential contract value in our defense groups was $23.6 billion on April 1, 2018, up 3.4% from $22.8 billion on December 31, 2017. We received the following significant contract awards during the first quarter of 2018:
Combat Systems:

•	$445 to produce Piranha 5 wheeled armored vehicles and provide associated support services to the Romanian Armed Forces, part of a larger contract with a total potential value exceeding $1 billion.

•	$285 from the U.S. Army for inventory management and engineering and support services for the Stryker wheeled combat-vehicle fleet.

•	$155 from the Army for various calibers of ammunition.

•	$80 from the Army for technical support and engineering and logistics services for the Abrams main battle tank program.

•	$70 from the Army for the production of Stryker double-V-hull vehicles in the A1 configuration.

•	$65 to produce AGM-114R Hellfire munitions.
Information Systems and Technology:

•
$215 from the National Aeronautics and Space Administration (NASA) for the Space Network Ground Segment Sustainment (SGSS) program to modernize NASA’s ground infrastructure systems for its satellite network.

•	$120 from the U.S. Army for computing and communications equipment under the Common Hardware Systems-4 (CHS-4) program.

•	$95 from the U.S. Air Force for the Battlefield Information Collection and Exploitation System (BICES) program to provide information sharing support to coalition operations.

•	$60 to provide IT network and technical support services for the U.S. Army Intelligence and Security Command.

•	$55 from the U.S. Air Force Central Command for communications equipment and associated technical support services in Asia.

•	$50 from the National Geospatial-Intelligence Agency (NGA) for IT lifecycle management and virtual desktop services.

•	$45 to provide vehicle electronic systems and components for Prophet, the Army’s ground-based tactical signals intelligence and electronic warfare system.

•	$45 from the Army for the lightweight mobile tactical network.

•	$40 to continue managing the Army’s live training systems.

•	$30 to provide engineering and integration support for the Canadian Army’s tactical communications network, the Land Command Support System (LCSS).
Marine Systems:

•	$695 from the U.S. Navy to procure long-lead materials for four Virginia-class submarines under Block V of the program.

•	$420 from the Navy for construction of the second ship in the John Lewis-class (TAO-205) fleet oiler program.

•	$100 from the Navy for Advanced Nuclear Plant Studies in support of the Columbia-class submarine program.

•	$85 from the Navy for maintenance and modernization work on the USS Montpelier, a Los Angeles-class attack submarine.

•	$40 from the Navy to provide design and development and lead yard services for Virginia-class submarines.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2018 with a cash balance of $4.3 billion, up $1.3 billion from the end of 2017. Our net debt position, defined as debt less cash and equivalents and marketable securities, was $2.1 billion at the end of the first quarter of 2018 compared with $999 at the end of 2017.
We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first three months of 2018 and 2017, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.
OPERATING ACTIVITIES
We used cash for operating activities of $496 in the first three months of 2018 compared with cash generated from operating activities of $533 in the same period in 2017. The primary driver of cash inflows in both periods was net earnings. However, cash flows in the first three months of 2018 were affected negatively by growth in operating working capital, particularly the timing of billings and collections on large international vehicle contracts in our Combat Systems group. Additionally, in both periods, cash flows were affected negatively by the build-up of inventory related to the new G500 and G600 aircraft programs and the liquidation of customer deposits associated with aircraft deliveries in our Aerospace group.

INVESTING ACTIVITIES
Cash used for investing activities was $105 in the first three months of 2018 compared with $85 in the same period in 2017. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $104 in the first three months of 2018 compared with $62 in the same period in 2017 as we deploy additional cash resulting from the recent tax reform to support the growth in our shipyards.
FINANCING ACTIVITIES
Cash provided by financing activities was $2 billion in the first three months of 2018 compared with cash used for financing activities of $606 in the same period in 2017. Our financing activities include repurchases of common stock, payment of dividends and debt repayments. Net cash from financing activities also includes proceeds received from debt and commercial paper issuances and employee stock option exercises.
On March 1, 2017, our board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the first three months of 2018, we repurchased approximately 1.2 million of our outstanding shares for $257. On April 1, 2018, 6.4 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 1.9 million shares for $355 in the first three months of 2017.
On March 7, 2018, our board of directors declared an increased quarterly dividend of $0.93 per share, the 21st consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.84 per share in March 2017. Cash dividends paid were $250 in the first three months of 2018 compared with $230 in the same period in 2017.
In the first quarter of 2018, we took several actions in anticipation of the acquisition of CSRA, which was completed on April 3, 2018. We renewed and increased to $2 billion our $1 billion multi-year committed bank credit facility, which was scheduled to expire in July 2018. The new credit facility expires in March 2023. We have an additional $1 billion multi-year committed bank credit facility that expires in November 2020. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. We also entered into a $7.5 billion, 364-day committed bank credit facility that expires in March 2019. We financed the acquisition of CSRA, in part, by borrowing $7.5 billion under this facility subsequent to the end of the quarter. We intend to issue debt securities in the future to repay in whole or in part the borrowings under this facility. The proceeds from these issuances will automatically reduce the bank’s commitments under this facility to an amount not less than $2 billion. Following this reduction, our three credit facilities will total $5 billion. Our credit facilities are used for general corporate purposes and working capital needs and support our commercial paper issuances.
In the first quarter of 2018, we issued $2.5 billion of commercial paper, which remained outstanding on April 1, 2018.
NON-GAAP FINANCIAL MEASURE – FREE CASH FLOW
We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. As described below, we use free cash flow from operations to measure our performance in these areas. While we believe this metric provides useful information, it is not a defined operating measure under U.S. generally accepted accounting principles (GAAP), and there are limitations associated with its use. Our calculation of this metric may not be completely comparable to similarly titled measures of other companies due to potential differences in the method of calculation. As a result, the use of this metric should not be considered in isolation from, or as a substitute for, other GAAP measures.

We define free cash flow from operations as net cash provided by operating activities less capital expenditures. We believe free cash flow from operations is a useful measure for investors because it portrays our ability to generate cash from our businesses for purposes such as repaying maturing debt, funding business acquisitions, repurchasing our common stock and paying dividends. We use free cash flow from operations to assess the quality of our earnings and as a key performance measure in evaluating management. The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1:

Three Months Ended	April 1, 2018	April 2, 2017
Net cash (used) provided by operating activities	$(496)	$533
Capital expenditures	(104)	(62)
Free cash flow from operations	$(600)	$471
Cash flows as a percentage of earnings from continuing operations:
Net cash (used) provided by operating activities	(62)%	70%
Free cash flow from operations	(75)%	62%

ADDITIONAL FINANCIAL INFORMATION
ENVIRONMENTAL MATTERS AND OTHER CONTINGENCIES
For a discussion of environmental matters and other contingencies, see Note N to the unaudited Consolidated Financial Statements in Part I, Item 1. Except as otherwise noted in Note N, we do not expect our aggregate liability with respect to these matters to have a material impact on our results of operations, financial condition or cash flows.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the unaudited Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period.
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $97 ($0.25) and $50 ($0.11) for the three-month periods ended April 1, 2018, and April 2, 2017, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended April 1, 2018, or April 2, 2017.
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
We believe our judgment is applied consistently and produces financial information that fairly depicts our results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2017. For a discussion of new accounting standards that have been issued by the FASB but are not yet effective, see Note A to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2018, (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 1, 2018, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note N to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Pursuant to Share Buyback Program
1/1/18-1/28/18	425,242	$207.83	425,242	7,160,168
1/29/18-2/25/18	—	—	—	7,160,168
2/26/18-4/1/18	750,000	224.23	750,000	6,410,168

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
1/1/18-1/28/18	321,249	201.99
1/29/18-2/25/18	—	—
2/26/18-4/1/18	110,501	223.93
	1,606,992	$215.43
* Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the first quarter of 2018.

ITEM 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated February 9, 2018, by and among CSRA Inc., General Dynamics Corporation and Red Hawk Enterprises Corp. (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission on February 12, 2018)*

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated March 20, 2018, by and among CSRA Inc., General Dynamics Corporation and Red Hawk Enterprises Corp. (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission on March 20, 2018)

4.1
Indenture, dated as of March 22, 2018, among General Dynamics Corporation, the Guarantors party thereto and The Bank of New York Mellon, as Trustee (incorporated herein by reference from the company’s registration statement on Form S-3, filed with the Commission on March 22, 2018)

10.1
364-Day Incremental Credit Facility Commitment Letter, dated March 1, 2018, by and among General Dynamics Corporation, JPMorgan Chase Bank, N.A., Wells Fargo Securities, LLC and Wells Fargo Bank, National Association (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission on March 5, 2018)

10.2
364-Day Credit Agreement, dated as of March 16, 2018, by and among General Dynamics Corporation, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders named therein (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission on March 20, 2018)

10.3
Resignation and Appointment Agreement, dated March 23, 2018, by and among JPMorgan Chase Bank, N.A., as resigning administrative agent, Wells Fargo Bank, National Association, as successor administrative agent, and certain guarantors and lenders named therein (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Commission on March 27, 2018)

10.4
Amendment No. 1 to the 364-Day Credit Agreement, dated as of March 28, 2018, by and among General Dynamics Corporation and Wells Fargo Bank, National Association, as administrative agent, and the lenders named therein**

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

*
General Dynamics Corporation has omitted certain schedules and exhibits pursuant to Item 601(b)(2) of Regulation S-K and agrees to furnish supplementally to the SEC a copy of any omitted schedule or exhibit upon request by the SEC.

**	Filed or furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
William A. Moss
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: April 25, 2018