Form 10-Q
period 2018-07-01
GENERAL DYNAMICS CORP
filed 2018-07-25
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2018
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company ___ Emerging growth company ___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓
296,281,432 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 1, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 1, 2018	July 2, 2017
Revenue:
Products	$4,754	$4,666
Services	4,432	3,009
	9,186	7,675
Operating costs and expenses:
Products	(3,702)	(3,597)
Services	(3,807)	(2,517)
General and administrative (G&A)	(589)	(494)
	(8,098)	(6,608)
Operating earnings	1,088	1,067
Interest, net	(103)	(24)
Other, net	(15)	(11)
Earnings before income tax	970	1,032
Provision for income tax, net	(184)	(283)
Net earnings	$786	$749

Earnings per share
Basic	$2.65	$2.50
Diluted	$2.62	$2.45
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	July 1, 2018	July 2, 2017
Revenue:
Products	$9,330	$9,133
Services	7,391	5,983
	16,721	15,116
Operating costs and expenses:
Products	(7,248)	(7,035)
Services	(6,251)	(5,002)
G&A	(1,126)	(966)
	(14,625)	(13,003)
Operating earnings	2,096	2,113
Interest, net	(130)	(49)
Other, net	(36)	(22)
Earnings before income tax	1,930	2,042
Provision for income tax, net	(345)	(530)
Net earnings	$1,585	$1,512

Earnings per share
Basic	$5.35	$5.03
Diluted	$5.27	$4.94
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Net earnings	$786	$749	$1,585	$1,512
(Losses) gains on cash flow hedges	(18)	135	(21)	148
Unrealized gains on marketable securities	—	2	—	7
Foreign currency translation adjustments	(216)	199	(215)	281
Change in retirement plans’ funded status	79	63	163	132
Other comprehensive (loss) income, pretax	(155)	399	(73)	568
Provision for income tax, net	(12)	(59)	(27)	(103)
Other comprehensive (loss) income, net of tax	(167)	340	(100)	465
Comprehensive income	$619	$1,089	$1,485	$1,977
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	July 1, 2018	December 31, 2017

ASSETS
Current assets:
Cash and equivalents	$1,862	$2,983
Accounts receivable	3,874	3,617
Unbilled receivables	7,125	5,240
Inventories	5,890	5,303
Other current assets	1,076	1,185
Total current assets	19,827	18,328
Noncurrent assets:
Property, plant and equipment, net	4,179	3,517
Intangible assets, net	2,738	702
Goodwill	19,738	11,914
Other assets	670	585
Total noncurrent assets	27,325	16,718
Total assets	$47,152	$35,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,881	$2
Accounts payable	3,032	3,207
Customer advances and deposits	7,219	6,992
Other current liabilities	3,441	2,898
Total current liabilities	16,573	13,099
Noncurrent liabilities:
Long-term debt	11,397	3,980
Other liabilities	7,188	6,532
Commitments and contingencies (see Note M)
Total noncurrent liabilities	18,585	10,512
Shareholders’ equity:
Common stock	482	482
Surplus	2,865	2,872
Retained earnings	28,115	26,444
Treasury stock	(15,910)	(15,543)
Accumulated other comprehensive loss	(3,558)	(2,820)
Total shareholders’ equity	11,994	11,435
Total liabilities and shareholders’ equity	$47,152	$35,046
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 1, 2018	July 2, 2017
Cash flows from operating activities - continuing operations:
Net earnings	$1,585	$1,512
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	223	182
Amortization of intangible assets	104	38
Equity-based compensation expense	71	52
Deferred income tax provision	(6)	93
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	344	(291)
Unbilled receivables	(1,030)	(815)
Inventories	(542)	(14)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(324)	82
Customer advances and deposits	(159)	(29)
Other, net	25	200
Net cash provided by operating activities	291	1,010
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,039)	(89)
Capital expenditures	(279)	(153)
Other, net	74	47
Net cash used by investing activities	(10,244)	(195)
Cash flows from financing activities:
Proceeds from fixed-rate notes	6,461	—
Proceeds from commercial paper, net	2,786	(1)
Proceeds from floating-rate notes	1,000	—
Dividends paid	(526)	(483)
Repayment of CSRA accounts receivable purchase agreement	(450)	—
Purchases of common stock	(436)	(901)
Other, net	3	109
Net cash provided (used) by financing activities	8,838	(1,276)
Net cash used by discontinued operations	(6)	(17)
Net decrease in cash and equivalents	(1,121)	(478)
Cash and equivalents at beginning of period	2,983	2,334
Cash and equivalents at end of period	$1,862	$1,856
Supplemental cash flow information:
Income tax payments, net	$155	$328
Interest payments	$95	$46
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2017	$482	$2,872	$26,444	$(15,543)	$(2,820)	$11,435
Cumulative-effect adjustments (see Note A)	—	—	638	—	(638)	—
Net earnings	—	—	1,585	—	—	1,585
Cash dividends declared	—	—	(552)	—	—	(552)
Equity-based awards	—	(7)	—	69	—	62
Shares purchased	—	—	—	(436)	—	(436)
Other comprehensive loss	—	—	—	—	(100)	(100)
July 1, 2018	$482	$2,865	$28,115	$(15,910)	$(3,558)	$11,994

December 31, 2016	$482	$2,819	$24,543	$(14,156)	$(3,387)	$10,301
Cumulative-effect adjustment*	—	—	(3)	—	—	(3)
Net earnings	—	—	1,512	—	—	1,512
Cash dividends declared	—	—	(506)	—	—	(506)
Equity-based awards	—	(23)	—	99	—	76
Shares purchased	—	—	—	(893)	—	(893)
Other comprehensive income	—	—	—	—	465	465
July 2, 2017	$482	$2,796	$25,546	$(14,950)	$(2,922)	$10,952
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per-share amounts or unless otherwise noted)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. General Dynamics is a global aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; information technology (IT) services; C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) solutions; and shipbuilding and ship repair.
On April 3, 2018, we completed our acquisition of CSRA Inc. (CSRA). See Note B for further discussion of the acquisition. For segment reporting purposes, concurrent with the acquisition, our Information Systems and Technology operating segment was reorganized into the Information Technology and Mission Systems segments. Our company now has five operating segments: Aerospace, Combat Systems, Information Technology, Mission Systems and Marine Systems. We collectively refer to Combat Systems, Information Technology, Mission Systems and Marine Systems as our defense segments. Prior-period segment information has been restated for this change.
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
Interim Financial Statements. The unaudited Consolidated Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. These rules and regulations permit some of the information and footnote disclosures included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) to be condensed or omitted.
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended July 1, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 1, 2018, and July 2, 2017.
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

•
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. We adopted the standard retrospectively on January 1, 2018. The adoption of the ASU did not have an effect on our cash flows for the six-month period ended July 2, 2017.

•
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the service cost component of net benefit cost to be reported separately from the other components of net benefit cost in the Consolidated Statement of Earnings. We adopted the standard retrospectively on January 1, 2018. Our restated operating earnings increased $11 and $22 for the three- and six-month periods ended July 2, 2017, respectively, due to the reclassification of the non-service cost components of net benefit cost, and other income decreased by the same amount, with no impact to net earnings.

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

B. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
CSRA Acquisition
On April 3, 2018, we acquired 100% of the outstanding shares of CSRA Inc. (CSRA) for $41.25 per share in cash. CSRA has been combined with General Dynamics Information Technology (GDIT) to create a premier provider of IT solutions to the defense, intelligence and federal civilian markets. Except where otherwise noted in the Notes to Unaudited Consolidated Financial Statements, changes in balances and activity were generally driven by the CSRA acquisition.

Purchase Price and Fair Value of Net Assets Acquired. The cash purchase price totaled $9.7 billion and consisted of the following:

CSRA shares outstanding (in millions)	165.4
Cash consideration per CSRA share	$41.25
Cash paid to purchase outstanding CSRA shares	$6,825
Cash paid to extinguish CSRA debt	2,846
Cash settlement of outstanding CSRA stock options and restricted stock units	78
Total purchase price	$9,749
The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the acquisition date, with the excess recorded as goodwill:

Cash and equivalents	$45
Accounts receivable	156
Unbilled receivables	807
Other current assets	190
Property, plant and equipment, net	685
Intangible assets, net	2,069
Goodwill	7,807
Other noncurrent assets	19
Total assets	$11,778
Account payable	$(135)
Customer advances and deposits	(151)
Current capital lease obligation	(51)
Other current liabilities	(542)
Noncurrent capital lease obligation	(207)
Noncurrent deferred tax liability	(421)
Other noncurrent liabilities	(522)
Total liabilities	$(2,029)
Net assets acquired	$9,749
We are in the process of valuing the net tangible and intangible assets acquired and liabilities assumed, and our estimate of these values were still preliminary on July 1, 2018. Therefore, these provisional amounts are subject to change as we complete the valuations throughout the measurement period, which will extend throughout 2018.
The $2.1 billion of estimated acquired intangible assets consists of acquired backlog and probable follow-on work and associated customer relationships (contract and program intangible assets), with a weighted-average life of 17 years. The intangible assets will be amortized using an accelerated method, which approximates the pattern of how the economic benefit is expected to be used. Under this method, approximately 50% of the aggregate value of the intangible assets will be amortized within six years. We expect to record amortization expense associated with these intangible assets over the next five years as follows:

2018 (9 months post-acquisition)	$188
2019	204
2020	195
2021	154
2022	136
Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired, and is attributable primarily to expected synergies, economies of scale and the assembled workforce of CSRA. Approximately $490 of this goodwill is considered pre-acquisition goodwill and is, therefore, deductible for income tax purposes over its remaining tax life.
CSRA’s operating results have been included with our reported results since the acquisition date. Excluding the amortization of intangible assets and acquisition financing, $1.3 billion of revenue, $134 of operating earnings and $147 of pretax earnings from CSRA were included in our unaudited Consolidated Statement of Earnings for the three- and six-month periods ended July 1, 2018. In connection with the acquisition, we have recognized approximately $75 of one-time, acquisition-related costs, reported in operating costs and expenses and other income (expense) in the unaudited Consolidated Statement of Earnings.
Pro Forma Information. The following pro forma information presents our consolidated revenue and net earnings as if the acquisition of CSRA and the related financing transactions had occurred on January 1, 2017:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue	$9,186	$8,853	$18,023	$17,497
Net earnings	804	756	1,534	1,489
Diluted earnings per share	$2.68	$2.48	$5.10	$4.86
The pro forma information was prepared by combining our reported historical results with the historical results of CSRA for the pre-acquisition periods. In addition, the reported historical amounts were adjusted for the following items, net of associated tax effects:

•	The impact of acquisition financing.

•
The removal of certain CSRA operations we are required by a government customer to dispose of to address an organizational conflict of interest with respect to services provided to the customer. While the operation is classified as held for sale, it has not yet been sold as of July 1, 2018.

•	The removal of CSRA’s historical pre-acquisition intangible asset amortization expense and debt-related interest expense.

•	The impact of intangible asset amortization expense assuming our current estimate of fair value was applied on January 1, 2017.

•	The payment of acquisition-related costs assuming they were incurred on January 1, 2017.
The pro forma information is based on the preliminary amounts allocated to the estimated fair value of net assets acquired and may be revised as the provisional amounts change. The pro forma information does not reflect the realization of expected cost savings or synergies from the acquisition, and does not reflect what our combined results of operations would have been had the acquisition occurred on January 1, 2017.

Other Acquisitions and Divestitures
In addition to the acquisition of CSRA, we acquired two businesses in the first six months of 2018 for an aggregate of $335: Hawker Pacific, a leading provider of integrated aviation solutions across Asia Pacific and the Middle East, in our Aerospace segment, and a provider of specialized transmitters and receivers in our Mission Systems segment. In 2017, we acquired four businesses for an aggregate of $399: a fixed-base operation (FBO) in our Aerospace segment; a provider of mission-critical support services in our Information Technology segment; and a manufacturer of electronics and communications products and a manufacturer of signal distribution products in our Mission Systems segment.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
In the first six months of 2018, we completed the sale of a commercial health products business in our Information Technology segment. The proceeds from the sale are included in other investing activities, net, in the unaudited Consolidated Statement of Cash Flows.
Goodwill
The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Information Technology	Mission Systems	Marine Systems	Total Goodwill
December 31, 2017 (a)	$2,638	$2,677	$6,302	$—	$—	$297	$11,914
Acquisitions/ divestitures (b)	—	—	16	—	—	—	16
Other (c)	40	(14)	(1)	—	—	—	25
April 1, 2018 (a)	2,678	2,663	6,317	—	—	297	11,955
Change in reporting unit composition (d)	—	—	(6,317)	2,076	4,241	—	—
Acquisitions/ divestitures (b)	149	—	—	7,752	1	—	7,902
Other (c)	(71)	(36)	—	—	(12)	—	(119)
July 1, 2018 (e)	$2,756	$2,627	$—	$9,828	$4,230	$297	$19,738
(a)Goodwill in the Information Systems and Technology reporting unit is net of $1.9 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period. Activity in the first quarter of 2018 also includes an allocation of goodwill associated with the sale of the commercial health products business discussed above.
(c)Consists primarily of adjustments for foreign currency translation.
(d)Concurrent with the acquisition of CSRA, we reorganized our Information Systems and Technology operating segment into the Information Technology and Mission Systems segments. See Note A for further discussion of the segment reorganization. This reorganization similarly changed the composition of our reporting units. Accordingly, goodwill of the Information Systems and Technology reporting unit was reassigned to the Information Technology and Mission Systems reporting units using a relative fair value allocation approach as of the date of the reorganization.
(e)Goodwill in the Information Technology and Mission Systems reporting units is net of $632 and $1.3 billion of accumulated impairment losses, respectively.

Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	July 1, 2018			December 31, 2017
Contract and program intangible assets (b)	$3,793	$(1,394)	$2,399	$1,684	$(1,320)	$364
Trade names and trademarks	458	(166)	292	465	(160)	305
Technology and software	158	(112)	46	137	(105)	32
Other intangible assets	155	(154)	1	155	(154)	1
Total intangible assets	$4,564	$(1,826)	$2,738	$2,441	$(1,739)	$702

(a)	Change in gross carrying amounts consists primarily of adjustments for acquired intangible assets and foreign currency translation.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense was $84 and $104 for the three- and six-month periods ended July 1, 2018, and $19 and $38 for the three- and six-month periods ended July 2, 2017.

C. REVENUE
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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 78% and 75% of our revenue for the three- and six-month periods ended July 1, 2018, and 71% and 70% of our revenue for the three- and six-month periods ended July 2, 2017, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.

Revenue from goods and services transferred to customers at a point in time accounted for 22% and 25% of our revenue for the three- and six-month periods ended July 1, 2018, and 29% and 30% of our revenue for the three- and six-month periods ended July 2, 2017, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On July 1, 2018, we had $66.3 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 60% of our remaining performance obligations as revenue by year-end 2019, an additional 25% by year-end 2021 and the balance thereafter. On December 31, 2017, we had $63.2 billion of remaining performance obligations, and on December 31, 2017, we expected to recognize approximately 40% of these remaining performance obligations as revenue in 2018, an additional 40% by year-end 2020 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Revenue	$91	$90	$206	$162
Operating earnings	83	121	180	171
Diluted earnings per share	$0.22	$0.26	$0.47	$0.36
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended July 1, 2018, or July 2, 2017.
Revenue by Category. Our portfolio of products and services consists of over 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Aircraft manufacturing and completions	$1,362	$1,600	$2,728	$3,229
Aircraft services	531	445	982	880
Pre-owned aircraft	2	33	10	43
Total Aerospace	1,895	2,078	3,720	4,152
Wheeled combat and tactical vehicles	644	566	1,269	1,126
Weapons systems, armament and munitions	443	409	826	755
Tanks and tracked vehicles	346	278	677	525
Engineering and other services	101	161	202	295
Total Combat Systems	1,534	1,414	2,974	2,701
Information technology services	2,442	1,052	3,580	2,110
Total Information Technology	2,442	1,052	3,580	2,110
Platform systems and sensors	383	393	774	783
Intelligence, surveillance and reconnaissance systems	372	333	749	662
Communication systems	392	326	722	695
Total Mission Systems	1,147	1,052	2,245	2,140
Nuclear-powered submarines	1,438	1,342	2,734	2,546
Surface combatants	276	254	541	501
Auxiliary and commercial ships	197	155	415	298
Repair and other services	257	328	512	668
Total Marine Systems	2,168	2,079	4,202	4,013
Total revenue	$9,186	$7,675	$16,721	$15,116

Revenue by contract type was as follows:

Three Months Ended July 1, 2018	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$1,696	$1,330	$1,059	$658	$1,372	$6,115
Cost-reimbursement	—	197	930	451	795	2,373
Time-and-materials	199	7	453	38	1	698
Total revenue	$1,895	$1,534	$2,442	$1,147	$2,168	$9,186
Three Months Ended July 2, 2017
Fixed-price	$1,913	$1,207	$339	$553	$1,253	$5,265
Cost-reimbursement	—	196	555	463	824	2,038
Time-and-materials	165	11	158	36	2	372
Total revenue	$2,078	$1,414	$1,052	$1,052	$2,079	$7,675

Six Months Ended July 1, 2018	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$3,364	$2,583	$1,446	$1,278	$2,677	$11,348
Cost-reimbursement	—	376	1,507	891	1,523	4,297
Time-and-materials	356	15	627	76	2	1,076
Total revenue	$3,720	$2,974	$3,580	$2,245	$4,202	$16,721
Six Months Ended July 2, 2017
Fixed-price	$3,815	$2,280	$690	$1,132	$2,383	$10,300
Cost-reimbursement	—	403	1,108	920	1,625	4,056
Time-and-materials	337	18	312	88	5	760
Total revenue	$4,152	$2,701	$2,110	$2,140	$4,013	$15,116
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

Revenue by customer was as follows:

Three Months Ended July 1, 2018	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
Department of Defense (DoD)	$89	$660	$1,052	$764	$2,032	$4,597
Non-DoD	—	3	1,311	130	1	1,445
Foreign Military Sales (FMS)	19	83	7	14	39	162
Total U.S. government	108	746	2,370	908	2,072	6,204
U.S. commercial	917	58	41	36	91	1,143
Non-U.S. government	143	712	31	161	4	1,051
Non-U.S. commercial	727	18	—	42	1	788
Total revenue	$1,895	$1,534	$2,442	$1,147	$2,168	$9,186
Three Months Ended July 2, 2017
U.S. government:
DoD	$32	$660	$424	$678	$2,016	$3,810
Non-DoD	—	1	551	147	—	699
FMS	9	83	6	15	40	153
Total U.S. government	41	744	981	840	2,056	4,662
U.S. commercial	877	42	65	26	17	1,027
Non-U.S. government	64	594	6	154	4	822
Non-U.S. commercial	1,096	34	—	32	2	1,164
Total revenue	$2,078	$1,414	$1,052	$1,052	$2,079	$7,675

Six Months Ended July 1, 2018	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
DoD	$130	$1,267	$1,485	$1,506	$3,982	$8,370
Non-DoD	—	4	1,948	248	1	2,201
FMS	35	152	15	21	68	291
Total U.S. government	165	1,423	3,448	1,775	4,051	10,862
U.S. commercial	1,759	116	81	63	144	2,163
Non-U.S. government	153	1,409	51	333	6	1,952
Non-U.S. commercial	1,643	26	—	74	1	1,744
Total revenue	$3,720	$2,974	$3,580	$2,245	$4,202	$16,721
Six Months Ended July 2, 2017
U.S. government:
DoD	$72	$1,269	$845	$1,399	$3,853	$7,438
Non-DoD	—	3	1,118	278	—	1,399
FMS	18	191	11	22	98	340
Total U.S. government	90	1,463	1,974	1,699	3,951	9,177
U.S. commercial	1,813	103	126	54	50	2,146
Non-U.S. government	69	1,096	10	329	8	1,512
Non-U.S. commercial	2,180	39	—	58	4	2,281
Total revenue	$4,152	$2,701	$2,110	$2,140	$4,013	$15,116
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended July 1, 2018, were not materially impacted by any other factors except for the acquisition of CSRA as further described in Note B.
Revenue recognized for the three- and six-month periods ended July 1, 2018, and July 2, 2017, that was included in the contract liability balance at the beginning of each year was $1.1 billion and $2.6 billion, and $1.2 billion and $2.9 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Basic weighted average shares outstanding	296,153	299,790	296,276	300,780
Dilutive effect of stock options and restricted stock/RSUs*	3,986	5,560	4,318	5,560
Diluted weighted average shares outstanding	300,139	305,350	300,594	306,340
* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 3,511 and 2,851 for the three- and six-month periods ended July 1, 2018, and 1,846 and 1,251 for the three- and six-month periods ended July 2, 2017, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on July 1, 2018, or December 31, 2017.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on July 1, 2018, and December 31, 2017, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	July 1, 2018
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$8	$8	$2	$6	$—
Available-for-sale debt securities	127	127	—	127	—
Equity securities	52	52	52	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(151)	(151)	—	(151)	—
Measured at amortized cost:
Short- and long-term debt principal	(14,400)	(14,194)	—	(14,194)	—

	December 31, 2017
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$20	$20	$15	$5	$—
Available-for-sale debt securities	117	117	—	117	—
Equity securities	54	54	54	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(105)	(105)	—	(105)	—
Measured at amortized cost:
Short- and long-term debt principal	(4,032)	(3,974)	—	(3,974)	—
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

F. INCOME TAXES
Income Tax Provision. We calculate our provision for federal, state and international income taxes based on current tax law. U.S. federal tax reform was enacted on December 22, 2017, and has several key provisions impacting accounting for and reporting of income taxes. The most significant provision reduced the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018. We recorded the effect of the change in tax law in the fourth quarter of 2017.
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	July 1, 2018	December 31, 2017
Deferred tax asset	$36	$75
Deferred tax liability	(594)	(244)
Net deferred tax liability	$(558)	$(169)
Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50% chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The total amount of these tax liabilities on July 1, 2018, was not material to our results of operations, financial condition or cash flows.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on July 1, 2018, was not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms or upon achievement of contractual milestones. Unbilled receivables consisted of the following:

	July 1, 2018	December 31, 2017
Unbilled revenue	$24,610	$21,845
Advances and progress billings	(17,485)	(16,605)
Net unbilled receivables	$7,125	$5,240
Excluding the acquisition of CSRA, the increase in net unbilled receivables during the six-month period ended July 1, 2018, was due primarily to the timing of billings on large international vehicle contracts in our Combat Systems segment.

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

Inventories consisted of the following:

	July 1, 2018	December 31, 2017
Work in process	$4,385	$3,872
Raw materials	1,381	1,357
Finished goods	49	51
Pre-owned aircraft	75	23
Total inventories	$5,890	$5,303
The increase in total inventories during the six-month period ended July 1, 2018, was due primarily to the ramp-up in production of the new G500 and G600 aircraft programs in our Aerospace segment.

I. DEBT
Debt consisted of the following:

		July 1, 2018	December 31, 2017
Fixed-rate notes due:	Interest rate:
May 2020	2.875%	$2,000	$—
May 2021	3.000%	2,000	—
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	—
August 2023	1.875%	500	500
November 2024	2.375%	500	500
May 2025	3.500%	750	—
August 2026	2.125%	500	500
November 2027	2.625%	500	500
May 2028	3.750%	1,000	—
November 2042	3.600%	500	500
Floating-rate notes due:
May 2020	3-month LIBOR + 0.29%	500	—
May 2021	3-month LIBOR + 0.38%	500	—
Commercial paper	2.137%	2,796	—
Other	Various	104	32
Total debt principal		14,400	4,032
Less unamortized debt issuance costs and discounts		122	50
Total debt		14,278	3,982
Less current portion		2,881	2
Long-term debt		$11,397	$3,980
In April 2018, we borrowed $7.5 billion under a short-term credit facility to finance, in part, the acquisition of CSRA. In May 2018, we issued $7.5 billion of fixed- and floating-rate notes to repay the borrowings under this facility. We entered into interest rate swap contracts that exchange the floating interest rates on the $500 notes due in May 2020 and May 2021 for fixed rates. The result of the interest rate swap contracts is effective interest rates on the floating-rate notes that are the same as the rates on the fixed-rate notes due in May 2020 and May 2021. See Note L for further discussion of our derivative financial instruments.
Our fixed- and floating-rate notes are fully and unconditionally guaranteed by several of our 100%-owned subsidiaries. See Note P for condensed consolidating financial statements. We have the option to redeem the fixed-rate notes prior to their maturity in whole or in part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
The aggregate amounts of scheduled principal maturities of our debt in the remainder of 2018 and in subsequent years are as follows:

2018	$2,887
2019	2
2020	2,502
2021	3,002
2022	1,002
Thereafter	5,005
Total debt principal	$14,400
On July 1, 2018, we had $2.8 billion of commercial paper outstanding with a dollar-weighted average interest rate of 2.137%. We have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2019, a $1 billion multi-year facility expiring in November 2020 and a $2 billion multi-year facility expiring in March 2023. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. Our credit facilities are guaranteed by several of our 100%-owned subsidiaries. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on July 1, 2018.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	July 1, 2018	December 31, 2017

Salaries and wages	$892	$786
Workers’ compensation	319	320
Retirement benefits	299	295
Fair value of cash flow hedges	221	180
Other (a)	1,710	1,317
Total other current liabilities	$3,441	$2,898

Retirement benefits	$4,561	$4,408
Customer deposits on commercial contracts	587	814
Deferred income taxes	594	244
Other (b)	1,446	1,066
Total other liabilities	$7,188	$6,532
(a)Consists primarily of dividends payable, taxes payable, capital lease obligations, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace segment, liabilities of discontinued operations, and insurance-related costs.
(b)Consists primarily of capital lease obligations, warranty reserves, workers’ compensation liabilities and liabilities of discontinued operations.

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management’s repurchase of outstanding shares of our common stock on the open market. On March 1, 2017, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the six-month period ended July 1, 2018, we repurchased 2.1 million of our outstanding shares for $436. On July 1, 2018, 5.5 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 4.6 million shares for $893 in the six-month period ended July 2, 2017.
Dividends per Share. Our board of directors declared dividends of $0.93 and $1.86 per share for the three- and six-month periods ended July 1, 2018, and $0.84 and $1.68 per share for the three- and six-month periods ended July 2, 2017, respectively. We paid cash dividends of $276 and $526 for the three- and six-month periods ended July 1, 2018, and $253 and $483 for the three- and six-month periods ended July 2, 2017, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2017	$(94)	$19	$402	$(3,147)	$(2,820)
Cumulative effect adjustments (see Note A)	(4)	(19)	—	(615)	(638)
Other comprehensive income, pretax	(21)	—	(215)	163	(73)
Provision for income tax, net	7	—	—	(34)	(27)
Other comprehensive loss, net of tax	(14)	—	(215)	129	(100)
July 1, 2018	$(112)	$—	$187	$(3,633)	$(3,558)

December 31, 2016	$(345)	$14	$69	$(3,125)	$(3,387)
Other comprehensive income, pretax	148	7	281	132	568
Provision for income tax, net	(39)	(2)	(15)	(47)	(103)
Other comprehensive income, net of tax	109	5	266	85	465
July 2, 2017	$(236)	$19	$335	$(3,040)	$(2,922)
Current-period amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and consisted of pretax recognized net actuarial losses of $187 and $170 for the six-month periods ended July 1, 2018, and July 2, 2017, respectively. This was offset partially by pretax amortization of prior service credit of $24 and $35 for the six-month periods ended July 1, 2018, and July 2, 2017, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note N for additional details.

L. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk, primarily from foreign currency exchange rates, interest rates, commodity prices and investments. We may use derivative financial instruments to hedge some of these risks as described below. We do not use derivative financial instruments for trading or speculative purposes.
Foreign Currency Risk. Our foreign currency exchange rate risk relates to receipts from customers, payments to suppliers and inter-company transactions denominated in foreign currencies. To the extent possible, we include terms in our contracts that are designed to protect us from this risk. Otherwise, we enter into derivative financial instruments, principally foreign currency forward purchase and sale contracts, designed to offset and minimize our risk. The dollar-weighted two-year average maturity of these instruments generally matches the duration of the activities that are at risk.
Interest Rate Risk. Our financial instruments subject to interest rate risk include variable-rate commercial paper and fixed-rate long-term debt obligations. However, the risk associated with these instruments is not material. Our floating-rate long-term debt obligations are also subject to interest rate risk. However, as described in Note I, we entered into derivative financial instruments, specifically interest rate swap contracts, to eliminate our floating-rate interest risk.

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On July 1, 2018, we held $1.9 billion in cash and equivalents, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified supplemental executive retirement plans. On July 1, 2018, and December 31, 2017, these marketable securities totaled $187 and $191, respectively, and were reflected at fair value on the unaudited Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. We had $6 billion in notional forward exchange and interest rate swap contracts outstanding on July 1, 2018, and $4.3 billion on December 31, 2017. These derivative financial instruments are cash flow hedges, and are reported on the Consolidated Balance Sheet at fair value. See Note E for additional details.
Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in other comprehensive loss (OCL) until the underlying transaction is reflected in earnings. Gains and losses on derivative financial instruments that do not qualify for hedge accounting are recorded each period in the Consolidated Statement of Earnings in operating costs and expenses or interest expense. The gains and losses on derivative financial instruments that do not qualify for hedge accounting generally offset losses and gains on the assets and liabilities being hedged. Gains and losses resulting from hedge ineffectiveness are recognized in the Consolidated Statement of Earnings for all derivative financial instruments, regardless of designation.
Net gains and losses on derivative financial instruments recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and six-month periods ended July 1, 2018, and July 2, 2017. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three- and six-month periods ended July 1, 2018, and July 2, 2017, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on July 1, 2018, or December 31, 2017.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 1, 2018, or July 2, 2017. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the six-month periods ended July 1, 2018, and July 2, 2017.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.5 billion on July 1, 2018. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended July 1, 2018, and July 2, 2017, were as follows:

Six Months Ended	July 1, 2018	July 2, 2017
Beginning balance	$467	$474
Warranty expense	60	71
Payments	(54)	(52)
Adjustments	(15)	(28)
Ending balance	$458	$465

N. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.

Net periodic defined-benefit pension and other post-retirement benefit cost (credit) for the three- and six-month periods ended July 1, 2018, and July 2, 2017, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Service cost	$44	$42	$2	$3
Interest cost	140	113	8	9
Expected return on plan assets	(228)	(170)	(10)	(9)
Recognized net actuarial loss (gain)	93	86	(1)	(1)
Amortization of prior service credit	(11)	(16)	(1)	(1)
Net periodic benefit cost (credit)	$38	$55	$(2)	$1
Six Months Ended
Service cost	$90	$84	$5	$6
Interest cost	254	226	16	17
Expected return on plan assets	(407)	(339)	(19)	(17)
Recognized net actuarial loss (gain)	189	172	(2)	(2)
Amortization of prior service credit	(22)	(33)	(2)	(2)
Net periodic benefit cost (credit)	$104	$110	$(2)	$2
As discussed in Note A, the service cost component of net periodic benefit cost (credit) is reported separately from the other components of net periodic benefit cost (credit) in accordance with ASU 2017-07.
Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense segments. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards (CAS) and specific contractual terms. For some of these plans, the cumulative pension and other post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent recovery of the cost is considered probable based on our backlog and probable follow-on contracts, we defer the excess in other contract costs in other current assets on the Consolidated Balance Sheet until the cost is allocable to contracts. For other plans, the amount allocated to contracts and included in revenue has exceeded the plans’ cumulative benefit cost. We have similarly deferred recognition of these excess earnings on the Consolidated Balance Sheet.
It is our policy to fund our defined-benefit retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions considered within our capital deployment framework. Therefore, we may make discretionary contributions in addition to the required contributions determined in accordance with IRS regulations. In addition to our required contributions of approximately $315 in 2018, in the first quarter of 2018, we announced our intent to make additional discretionary contributions, resulting in total pension plan contributions of approximately $570 in 2018. The additional contributions were considered significant events in accordance with ASC Topic 715 and, therefore, triggered a remeasurement of the 2018 net periodic defined-benefit pension cost. The remeasured defined-benefit pension cost amount is reflected in the table above. Additionally, the net periodic defined-benefit pension and OPEB cost (credit) amounts in the table above reflect the inclusion of legacy CSRA plans assumed in connection with the acquisition as of the acquisition date.

O. SEGMENT INFORMATION
We have five operating segments, Aerospace, Combat Systems, Information Technology, Mission Systems and Marine Systems. We organize our segments in accordance with the nature of products and services offered. We measure each segment’s profitability based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our segments.
Summary financial information for each of our segments follows:

	Revenue		Operating Earnings		Revenue from U.S. Government
Three Months Ended	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Aerospace	$1,895	$2,078	$386	$421	$108	$41
Combat Systems	1,534	1,414	236	225	746	744
Information Technology	2,442	1,052	156	87	2,370	981
Mission Systems	1,147	1,052	153	153	908	840
Marine Systems	2,168	2,079	195	178	2,072	2,056
Corporate	—	—	(38)	3	—	—
Total	$9,186	$7,675	$1,088	$1,067	$6,204	$4,662
Six Months Ended
Aerospace	$3,720	$4,152	$732	$860	$165	$90
Combat Systems	2,974	2,701	460	430	1,423	1,463
Information Technology	3,580	2,110	257	177	3,448	1,974
Mission Systems	2,245	2,140	299	299	1,775	1,699
Marine Systems	4,202	4,013	379	339	4,051	3,951
Corporate	—	—	(31)	8	—	—
Total	$16,721	$15,116	$2,096	$2,113	$10,862	$9,177
Corporate operating results have two primary components: pension and other post-retirement benefit income, and stock option expense. ASU 2017-07 requires the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) to be reported in other income (expense) in the Consolidated Statement of Earnings. In our defense segments, pension and other post-retirement benefit costs are allocable contract costs. For these segments, we report the offset for the non-service cost components in Corporate operating results. The second quarter and first six months of 2018 also included one-time charges of approximately $45 associated with the costs to complete the CSRA acquisition.

The following is additional summary financial information for each of our segments:

	Capital Expenditures		Depreciation and Amortization
Six Months Ended	July 1, 2018	July 2, 2017	July 1, 2018	July 2, 2017
Aerospace	$102	$50	$72	$77
Combat Systems	26	31	42	42
Information Technology	21	4	120	15
Mission Systems	26	25	33	29
Marine Systems	81	37	55	51
Corporate	23	6	5	6
Total	$279	$153	$327	$220
Identifiable assets for each of our segments follows:

	July 1, 2018	December 31, 2017
Aerospace	$10,990	$10,126
Combat Systems	10,110	9,846
Information Technology	14,918	3,021
Mission Systems	6,079	5,856
Marine Systems	2,917	2,906
Corporate*	2,138	3,291
Total	$47,152	$35,046
* Corporate identifiable assets are primarily cash and equivalents.

P. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The fixed- and floating-rate notes described in Note I are fully and unconditionally guaranteed on an unsecured, joint and several basis by several of our 100%-owned subsidiaries (the guarantors). The following condensed consolidating financial statements illustrate the composition of the parent, the guarantors on a combined basis (each guarantor together with its majority-owned subsidiaries) and all other subsidiaries on a combined basis.

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)

Three Months Ended July 1, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$6,793	$2,393	$—	$9,186
Cost of sales	9	(5,475)	(2,043)	—	(7,509)
G&A	(45)	(418)	(126)	—	(589)
Operating earnings	(36)	900	224	—	1,088
Interest, net	(94)	(1)	(8)	—	(103)
Other, net	(38)	4	19	—	(15)
Earnings before income tax	(168)	903	235	—	970
Provision for income tax, net	43	(178)	(49)	—	(184)
Equity in net earnings of subsidiaries	911	—	—	(911)	—
Net earnings	$786	$725	$186	$(911)	$786
Comprehensive income	$619	$740	$(41)	$(699)	$619
Three Months Ended July 2, 2017
Revenue	$—	$6,732	$943	$—	$7,675
Cost of sales	14	(5,413)	(715)	—	(6,114)
G&A	(12)	(406)	(76)	—	(494)
Operating earnings	2	913	152	—	1,067
Interest, net	(23)	—	(1)	—	(24)
Other, net	(15)	3	1	—	(11)
Earnings before income tax	(36)	916	152	—	1,032
Provision for income tax, net	26	(301)	(8)	—	(283)
Equity in net earnings of subsidiaries	759	—	—	(759)	—
Net earnings	$749	$615	$144	$(759)	$749
Comprehensive income	$1,089	$642	$427	$(1,069)	$1,089

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)

Six Months Ended July 1, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$13,277	$3,444	$—	$16,721
Cost of sales	28	(10,677)	(2,850)	—	(13,499)
G&A	(58)	(854)	(214)	—	(1,126)
Operating earnings	(30)	1,746	380	—	2,096
Interest, net	(120)	(1)	(9)	—	(130)
Other, net	(62)	5	21	—	(36)
Earnings before income tax	(212)	1,750	392	—	1,930
Provision for income tax, net	85	(343)	(87)	—	(345)
Equity in net earnings of subsidiaries	1,712	—	—	(1,712)	—
Net earnings	$1,585	$1,407	$305	$(1,712)	$1,585
Comprehensive income	$1,485	$1,425	$96	$(1,521)	$1,485
Six Months Ended July 2, 2017
Revenue	$—	$13,276	$1,840	$—	$15,116
Cost of sales	31	(10,665)	(1,403)	—	(12,037)
G&A	(22)	(792)	(152)	—	(966)
Operating earnings	9	1,819	285	—	2,113
Interest, net	(47)	—	(2)	—	(49)
Other, net	(30)	6	2	—	(22)
Earnings before income tax	(68)	1,825	285	—	2,042
Provision for income tax, net	93	(594)	(29)	—	(530)
Equity in net earnings of subsidiaries	1,487	—	—	(1,487)	—
Net earnings	$1,512	$1,231	$256	$(1,487)	$1,512
Comprehensive income	$1,977	$1,259	$634	$(1,893)	$1,977

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

July 1, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$1,329	$—	$533	$—	$1,862
Accounts receivable	—	1,118	2,756	—	3,874
Unbilled receivables	—	2,783	4,342	—	7,125
Inventories	—	5,752	138	—	5,890
Other current assets	132	408	536	—	1,076
Total current assets	1,461	10,061	8,305	—	19,827
Noncurrent assets:
Property, plant and equipment (PP&E)	240	6,973	1,875	—	9,088
Accumulated depreciation of PP&E	(79)	(4,006)	(824)	—	(4,909)
Intangible assets, net	—	272	2,466	—	2,738
Goodwill	—	8,335	11,403	—	19,738
Other assets	246	236	188	—	670
Investment in subsidiaries	56,387	—	—	(56,387)	—
Total noncurrent assets	56,794	11,810	15,108	(56,387)	27,325
Total assets	$58,255	$21,871	$23,413	$(56,387)	$47,152

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,789	$1	$91	$—	$2,881
Customer advances and deposits	—	4,395	2,824	—	7,219
Other current liabilities	581	3,550	2,342	—	6,473
Total current liabilities	3,370	7,946	5,257	—	16,573
Noncurrent liabilities:
Long-term debt	11,385	5	7	—	11,397
Other liabilities	2,293	3,197	1,698	—	7,188
Total noncurrent liabilities	13,678	3,202	1,705	—	18,585
Intercompany	29,213	(28,715)	(498)	—	—
Shareholders’ equity:
Common stock	482	6	2,126	(2,132)	482
Other shareholders’ equity	11,512	39,432	14,823	(54,255)	11,512
Total shareholders’ equity	11,994	39,438	16,949	(56,387)	11,994
Total liabilities and shareholders’ equity	$58,255	$21,871	$23,413	$(56,387)	$47,152

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$1,930	$—	$1,053	$—	$2,983
Accounts receivable	—	1,259	2,358	—	3,617
Unbilled receivables	—	2,547	2,693	—	5,240
Inventories	—	5,216	87	—	5,303
Other current assets	351	461	373	—	1,185
Total current assets	2,281	9,483	6,564	—	18,328
Noncurrent assets:
PP&E	221	6,779	1,237	—	8,237
Accumulated depreciation of PP&E	(75)	(3,869)	(776)	—	(4,720)
Intangible assets, net	—	287	415	—	702
Goodwill	—	8,320	3,594	—	11,914
Other assets	199	232	154	—	585
Investment in subsidiaries	44,887	—	—	(44,887)	—
Total noncurrent assets	45,232	11,749	4,624	(44,887)	16,718
Total assets	$47,513	$21,232	$11,188	$(44,887)	$35,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$1	$1	$—	$2
Customer advances and deposits	—	4,180	2,812	—	6,992
Other current liabilities	561	3,758	1,786	—	6,105
Total current liabilities	561	7,939	4,599	—	13,099
Noncurrent liabilities:
Long-term debt	3,950	21	9	—	3,980
Other liabilities	2,451	3,473	608	—	6,532
Total noncurrent liabilities	6,401	3,494	617	—	10,512
Intercompany	29,116	(28,494)	(622)	—	—
Shareholders’ equity:
Common stock	482	6	2,126	(2,132)	482
Other shareholders’ equity	10,953	38,287	4,468	(42,755)	10,953
Total shareholders’ equity	11,435	38,293	6,594	(44,887)	11,435
Total liabilities and shareholders’ equity	$47,513	$21,232	$11,188	$(44,887)	$35,046

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended July 1, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$41	$468	$(218)	$—	$291
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,749)	(74)	(216)	—	(10,039)
Capital expenditures	(22)	(215)	(42)	—	(279)
Other, net	2	72	—	—	74
Net cash used by investing activities	(9,769)	(217)	(258)	—	(10,244)
Cash flows from financing activities:
Proceeds from fixed-rate notes	6,461	—	—	—	6,461
Proceeds from commercial paper, net	2,786	—	—	—	2,786
Proceeds from floating-rate notes	1,000	—	—	—	1,000
Dividends paid	(526)	—	—	—	(526)
Repayment of CSRA accounts receivable purchase agreement	—	—	(450)	—	(450)
Purchases of common stock	(436)	—	—	—	(436)
Other, net	(45)	—	48	—	3
Net cash provided by financing activities	9,240	—	(402)	—	8,838
Net cash used by discontinued operations	(6)	—	—	—	(6)
Cash sweep/funding by parent	(107)	(251)	358	—	—
Net decrease in cash and equivalents	(601)	—	(520)	—	(1,121)
Cash and equivalents at beginning of period	1,930	—	1,053	—	2,983
Cash and equivalents at end of period	$1,329	$—	$533	$—	$1,862
Six Months Ended July 2, 2017
Net cash provided by operating activities*	$214	$847	$(51)	$—	$1,010
Cash flows from investing activities:
Capital expenditures	(6)	(114)	(33)	—	(153)
Other, net	1	8	(51)	—	(42)
Net cash used by investing activities	(5)	(106)	(84)	—	(195)
Cash flows from financing activities:
Purchases of common stock	(901)	—	—	—	(901)
Dividends paid	(483)	—	—	—	(483)
Other, net	21	(1)	88	—	108
Net cash used by financing activities	(1,363)	(1)	88	—	(1,276)
Net cash used by discontinued operations	(17)	—	—	—	(17)
Cash sweep/funding by parent	764	(740)	(24)	—	—
Net decrease in cash and equivalents	(407)	—	(71)	—	(478)
Cash and equivalents at beginning of period	1,254	—	1,080	—	2,334
Cash and equivalents at end of period	$847	$—	$1,009	$—	$1,856
* Continuing operations only.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in millions, except per-share amounts or unless otherwise noted)

BUSINESS OVERVIEW
General Dynamics is a global aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; information technology (IT) services; C4ISR (command, control, communications, computers, intelligence, surveillance and reconnaissance) solutions; and shipbuilding and ship repair.
On April 3, 2018, we completed our acquisition of CSRA Inc. (CSRA). See Note B to the unaudited Consolidated Financial Statements in Part I, Item 1, for further discussion of the acquisition. CSRA has been combined with General Dynamics Information Technology (GDIT) to create a premier provider of IT solutions to the defense, intelligence and federal civilian markets.
For segment reporting purposes, concurrent with the acquisition of CSRA, our Information Systems and Technology operating segment was reorganized into the Information Technology and Mission Systems segments. Our company now has five operating segments: Aerospace, Combat Systems, Information Technology, Mission Systems and Marine Systems. We collectively refer to Combat Systems, Information Technology, Mission Systems and Marine Systems as our defense segments. Prior-period segment information has been restated for this change.
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

RESULTS OF OPERATIONS
INTRODUCTION
An understanding of our accounting practices is necessary in the evaluation of our financial statements and operating results. The following paragraphs explain how we recognize revenue and operating costs in our operating segments. We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
In the Aerospace segment, we record revenue on contracts for new aircraft when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft. Revenue associated with the segment’s completions of other original equipment manufacturers’ (OEMs) aircraft and the segment’s services businesses is recognized as work progresses or upon delivery of services. Fluctuations in revenue from period to period result from the number and mix of new aircraft deliveries, progress on aircraft completions, and the level of aircraft service activity during the period.
The majority of the Aerospace segment’s operating costs relate to new aircraft production on firm orders and consist of labor, material, subcontractor and overhead costs. The costs are accumulated in production lots, recorded in inventory and recognized as operating costs at aircraft delivery based on the estimated average unit cost in a production lot. While changes in the estimated average unit cost for a production lot impact the level of operating costs, the amount of operating costs reported in a given period is based largely on the number and type of aircraft delivered. Operating costs in the Aerospace segment’s completions and services businesses are recognized generally as incurred.
For new aircraft, operating earnings and margin are a function of the prices of our aircraft, our operational efficiency in manufacturing and outfitting the aircraft, and the mix of large-cabin and mid-cabin aircraft deliveries. Additional factors affecting the segment’s earnings and margin include the volume, mix and profitability of completions and services work performed, the volume of and market for pre-owned aircraft, and the level of general and administrative (G&A) and net research and development (R&D) costs incurred by the segment.
In the defense segments, revenue on long-term government contracts is recognized generally over time as the work progresses, either as the products are produced or as services are rendered. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses. Variances in costs recognized from period to period reflect primarily increases and decreases in production or activity levels on individual contracts. Because costs are used as a measure of progress, year-over-year variances in cost result in corresponding variances in revenue, which we generally refer to as volume.
Operating earnings and margin in the defense segments are driven by changes in volume, performance or contract mix. Performance refers to changes in profitability based on adjustments to estimates at completion on individual contracts. These adjustments result from increases or decreases to the estimated value of the contract, the estimated costs to complete the contract or both. Therefore, changes in costs incurred in the period compared with prior periods do not necessarily impact profitability. It is only when total estimated costs at completion on a given contract change without a corresponding change in the contract value that the profitability of that contract may be impacted. Contract mix refers to changes in the volume of higher- versus lower-margin work. Higher or lower margins can result from a number of factors, including contract type (e.g., fixed-price/cost-reimbursable) and type of work (e.g., development/production).

CONSOLIDATED OVERVIEW

Three Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$9,186	$7,675	$1,511	19.7%
Operating costs and expenses	(8,098)	(6,608)	(1,490)	22.5%
Operating earnings	1,088	1,067	21	2.0%
Operating margin	11.8%	13.9%
Six Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$16,721	$15,116	$1,605	10.6%
Operating costs and expenses	(14,625)	(13,003)	(1,622)	12.5%
Operating earnings	2,096	2,113	(17)	(0.8)%
Operating margin	12.5%	14.0%

Our consolidated revenue increased in the second quarter and first six months of 2018 as revenue growth in each of our defense segments offset a decrease in revenue in our Aerospace segment due to fewer aircraft deliveries. The increase in revenue in our defense segments was due primarily to the CSRA acquisition in our Information Technology segment. Excluding CSRA, revenue increased in our defense segments by 7.1% and 6.8% in the second quarter and first six months of 2018, respectively, compared with the prior-year periods. This increase was due to higher volume from international military vehicles in our Combat Systems segment, U.S. Navy ship construction in our Marine Systems segment and C4ISR solutions in our Mission Systems segment.
Operating costs and expenses increased in the second quarter and first six months of 2018 due primarily to the CSRA acquisition, including the impact of intangible asset amortization expense and one-time transaction-related charges associated with the costs to complete the acquisition. As a result, operating margin was down from 2017.

REVIEW OF OPERATING SEGMENTS
Following is a discussion of operating results and outlook for each of our segments. For the Aerospace segment, results are analyzed by specific types of products and services, consistent with how the segment is managed. For the defense segments, the discussion is based on the lines of products and services offered with a supplemental discussion of specific contracts and programs when significant to the results. Additional information regarding our segments can be found in Note O to the unaudited Consolidated Financial Statements in Part I, Item 1.
AEROSPACE

Three Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$1,895	$2,078	$(183)	(8.8)%
Operating earnings	386	421	(35)	(8.3)%
Operating margin	20.4%	20.3%
Gulfstream aircraft deliveries (in units)	26	30	(4)	(13.3)%
Six Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$3,720	$4,152	$(432)	(10.4)%
Operating earnings	732	860	(128)	(14.9)%
Operating margin	19.7%	20.7%
Gulfstream aircraft deliveries (in units)	52	60	(8)	(13.3)%
Operating Results
The change in the Aerospace segment’s revenue in the second quarter and first six months of 2018 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing and completions	$(238)	$(501)
Aircraft services	86	102
Pre-owned aircraft	(31)	(33)
Total decrease	$(183)	$(432)

Aircraft manufacturing and completions revenue decreased due to fewer deliveries of the ultra-large-cabin G650 and large-cabin G450 aircraft consistent with our plan as we transition to the production of the new G500 and G600 aircraft. We received type certification from the U.S. Federal Aviation Administration (FAA) for the G500 aircraft on July 20, 2018. Revenue is expected to increase later this year with initial deliveries of the newly-certified aircraft. Additionally, we continue to progress toward anticipated FAA type certification later this year and entry into service in 2019 of the new G600 aircraft.
The increase in aircraft services revenue was driven by higher demand for maintenance work and the acquisition in the second quarter of 2018 of Hawker Pacific, a leading provider of integrated aviation solutions across Asia Pacific and the Middle East. We had fewer pre-owned aircraft sales in 2018 compared with the prior-year periods as a result of the ongoing strengthening of the pre-owned aircraft market.
The change in the segment’s operating earnings in the second quarter and first six months of 2018 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing and completions	$(105)	$(191)
Aircraft services	21	32
Pre-owned aircraft	2	2
G&A/other expenses	47	29
Total decrease	$(35)	$(128)
Aircraft manufacturing and completions earnings were down due to fewer aircraft deliveries and the mix of aircraft deliveries consistent with our production plan. Aircraft services operating earnings were particularly strong due to favorable cost performance and the mix of services. G&A/other expenses were lower due to reduced R&D expenses as a result of the receipt in the second quarter of 2018 of milestone payments from suppliers under our cost-sharing arrangements.
Overall, the Aerospace segment’s operating margin increased 10 basis points in the second quarter but decreased 100 basis points in the first six months of 2018 compared with the prior-year periods. The slight increase in the second quarter, driven by the lower R&D costs, was offset by the impact of a less favorable aircraft delivery mix in the first six months of 2018 consistent with our plan as we transition to the G500 and G600 aircraft.
2018 Outlook
We expect the Aerospace segment’s 2018 revenue to be around $8.6 billion. Operating earnings are expected to be approximately $1.5 billion.

COMBAT SYSTEMS

Three Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$1,534	$1,414	$120	8.5%
Operating earnings	236	225	11	4.9%
Operating margin	15.4%	15.9%
Six Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$2,974	$2,701	$273	10.1%
Operating earnings	460	430	30	7.0%
Operating margin	15.5%	15.9%
Operating Results
The increase in the Combat Systems segment’s revenue in the second quarter and first six months of 2018 consisted of the following:

	Second Quarter	Six Months
International military vehicles	$104	$232
Weapons systems and munitions	11	22
U.S. military vehicles	5	19
Total increase	$120	$273
Revenue from international military vehicles increased due to the transition from engineering to production on two significant production programs: AJAX armoured fighting vehicles for the U.K. and combat vehicles for a Middle Eastern customer. Work also ramped up on programs to produce Piranha wheeled armored vehicles for several international customers and to upgrade light armored vehicles (LAVs) for the Government of Canada. Weapons systems and munitions revenue was up due to increased production of several products, including bombs and ammunition for the U.S. government.
The Combat Systems segment’s operating margin decreased 50 basis points in the second quarter and 40 basis points in the first six months of 2018 driven by contract mix in our U.S. military vehicles and weapons systems and munitions businesses.
2018 Outlook
We expect the Combat Systems segment’s 2018 revenue to be between $6.3 and $6.35 billion. Operating margin is expected to be in the mid-15% range.

INFORMATION TECHNOLOGY

Three Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$2,442	$1,052	$1,390	132.1%
Operating earnings	156	87	69	79.3%
Operating margin	6.4%	8.3%
Six Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$3,580	$2,110	$1,470	69.7%
Operating earnings	257	177	80	45.2%
Operating margin	7.2%	8.4%
Operating Results
The increase in the Information Technology segment’s revenue in the second quarter and first six months of 2018 consisted of the following:

	Second Quarter	Six Months
CSRA acquisition	$1,294	$1,294
Legacy IT services	96	176
Total increase	$1,390	$1,470
The Information Technology segment’s revenue increased due primarily to the CSRA acquisition in the second quarter of 2018. Operating margin decreased 190 basis points in the second quarter and 120 basis points in the first six months of 2018 compared with the prior-year periods due to intangible asset amortization expense from the CSRA acquisition. Excluding the impact of this amortization, operating margin increased 60 basis points in the second quarter and 50 basis points in the first six months of 2018 compared with the prior-year periods due to the addition of CSRA’s higher-margin, fixed-price work.
2018 Outlook
We expect the Information Technology segment’s 2018 revenue to be between $8.3 and $8.4 billion with operating margin around 7%, including the acquisition of CSRA.
MISSION SYSTEMS

Three Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$1,147	$1,052	$95	9.0%
Operating earnings	153	153	—	—%
Operating margin	13.3%	14.5%
Six Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$2,245	$2,140	$105	4.9%
Operating earnings	299	299	—	—%
Operating margin	13.3%	14.0%

Operating Results
The increase in the Mission Systems segment’s revenue in the second quarter and first six months of 2018 consisted of the following:

	Second Quarter	Six Months
Intelligence, surveillance and reconnaissance (ISR) systems	$39	$87
Communication systems	66	27
Platform systems and sensors	(10)	(9)
Total increase	$95	$105
Revenue from ISR systems increased due to higher volume on several programs in our space and intelligence systems business and increased demand for our family of encryption products. Communication systems revenue grew due primarily to increased activity on U.S. Army mobile communications networking programs and computing and communications equipment volume.
Mission Systems’ operating margin decreased 120 basis points in the second quarter and 70 basis points in the first six months of 2018 compared with the prior-year periods due to program mix.
2018 Outlook
We expect Mission Systems’ 2018 revenue to be between $4.8 and $4.9 billion with operating margin around 14%.
MARINE SYSTEMS

Three Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$2,168	$2,079	$89	4.3%
Operating earnings	195	178	17	9.6%
Operating margin	9.0%	8.6%
Six Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$4,202	$4,013	$189	4.7%
Operating earnings	379	339	40	11.8%
Operating margin	9.0%	8.4%
Operating Results
The increase in the Marine Systems segment’s revenue in the second quarter and first six months of 2018 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship construction	$21	$167
Commercial ship construction	74	92
U.S. Navy ship engineering, repair and other services	(6)	(70)
Total increase	$89	$189
Revenue from U.S. Navy ship construction increased with higher volume on Blocks IV and V of the Virginia-class submarine program and the TAO-205 fleet oiler contract. Commercial ship construction revenue increased as work ramped up on a contract for two container ships. Revenue from U.S. Navy ship engineering, repair and other services decreased driven by a lower volume of submarine repair work and the timing of surface ship repair work. These decreases were offset partially by increased work on the Columbia-class submarine development program and Virginia-class submarine design enhancements.
The Marine Systems segment’s operating margin increased 40 basis points in the second quarter and 60 basis points in the first six months of 2018 compared with the prior-year periods reflecting improved operating performance, particularly at our Electric Boat shipyard.
2018 Outlook
We expect the Marine Systems segment’s 2018 revenue to be slightly over $8.5 billion. Operating margin is expected to be in the mid- to high-8% range.
CORPORATE
Corporate costs totaled $38 and $31 in the second quarter and first six months of 2018, respectively, compared with income of $3 and $8 in the second quarter and first six months of 2017. The second quarter and first six months of 2018 included one-time transaction-related charges of approximately $45 associated with the costs to complete the CSRA acquisition. Absent these charges, Corporate results would have reflected income of $7 and $14 in the second quarter and first six months of 2018, respectively. These amounts have two primary components: pension and other post-retirement benefit income, and stock option expense.
As discussed in Note A to the unaudited Consolidated Financial Statements in Part I, Item 1, Corporate operating results are impacted by Accounting Standards Update (ASU) 2017-07. ASU 2017-07 requires the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) to be reported in other income (expense) in the Consolidated Statement of Earnings. In our defense segments, pension and other post-retirement benefit costs are allocable contract costs. For these segments, we report the offset for the non-service cost components in Corporate operating results. This amount exceeds our stock option expense in the second quarters and first six months of 2018 and 2017.
We expect Corporate operating costs of approximately $25 in 2018.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$4,754	$4,666	$88	1.9%
Operating costs	(3,702)	(3,597)	105	2.9%
Six Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$9,330	$9,133	$197	2.2%
Operating costs	(7,248)	(7,035)	213	3.0%

The increase in product revenue in the second quarter and first six months of 2018 consisted of the following:

	Second Quarter	Six Months
Military vehicle production	$125	$301
Ship construction	92	259
C4ISR products	97	98
Aircraft manufacturing and completions	(238)	(501)
Other, net	12	40
Total increase	$88	$197
Military vehicle production revenue increased due to the transition from engineering to production on the U.K. AJAX armoured fighting vehicles program and a contract to produce combat vehicles for a Middle Eastern customer. Work also ramped up on programs to produce Piranha wheeled armored vehicles for several international customers and to upgrade LAVs for the Government of Canada. Ship construction revenue increased with higher volume on Blocks IV and V of the Virginia-class submarine program, the TAO-205 fleet oiler contract, and commercial container ship construction. C4ISR products revenue increased due to higher volume on several communication and ISR systems programs. These increases were offset partially by lower aircraft manufacturing and completions revenue due to fewer aircraft deliveries. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$4,432	$3,009	$1,423	47.3%
Operating costs	(3,807)	(2,517)	1,290	51.3%
Six Months Ended	July 1, 2018	July 2, 2017	Variance
Revenue	$7,391	$5,983	$1,408	23.5%
Operating costs	(6,251)	(5,002)	1,249	25.0%
The increase in service revenue in the second quarter and first six months of 2018 consisted of the following:

	Second Quarter	Six Months
IT services	$1,370	$1,440
Aircraft services	86	102
Ship engineering, repair and other services	(2)	(70)
Other, net	(31)	(64)
Total increase	$1,423	$1,408
IT services revenue increased due primarily to the CSRA acquisition in the second quarter of 2018. Aircraft services revenue increased driven by higher demand for maintenance work and the acquisition of Hawker Pacific in the second quarter of 2018. These increases were offset partially by lower ship engineering, repair and other services revenue due primarily to a lower volume of submarine repair work and the timing of surface ship repair work. Service operating costs increased at a higher rate than revenue due primarily to intangible asset amortization expense from the CSRA acquisition.

OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.7% in the first six months of 2018 compared with 6.4% in the first six months of 2017. We expect G&A expenses as a percentage of revenue in 2018 to be generally consistent with 2017.
Interest, Net
Net interest expense was $130 in the first six months of 2018 compared with $49 in the prior-year period. The increase is due primarily to the impact of financing the CSRA acquisition, including the issuance of $7.5 billion of fixed- and floating-rate notes in the second quarter of 2018. We expect 2018 net interest expense to be approximately $355. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
Other, Net
Net other expense was $36 in the first six months of 2018 compared with $22 in the first six months of 2017. Other expense represents primarily the non-service cost components of pension and other post-retirement benefit cost, including amounts from legacy CSRA plans assumed as of the acquisition date. The 2018 expense also includes approximately $30 of transaction costs associated with the CSRA acquisition. In 2018, we expect net other expense to be approximately $25.
Provision for Income Tax, Net
Our effective tax rate was 17.9% in the first six months of 2018 compared with 26% in the prior-year period. The decrease is due primarily to the reduction of the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018, resulting from the enactment of the Tax Cuts and Jobs Act (tax reform) on December 22, 2017. The effective tax rate in the first six months of 2018 also included the impact of excess tax benefits from equity-based compensation. For 2018, we anticipate a full-year effective tax rate of approximately 19%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $66.3 billion at the end of the second quarter of 2018, up 6.7% from $62.1 billion on April 1, 2018, due primarily to the CSRA acquisition. Our total backlog is equal to our remaining performance obligations under contracts that meet the criteria in ASC Topic 606 as discussed in Note C to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $99 billion on July 1, 2018, up 12.9% from $87.6 billion on April 1, 2018.
The following table details the backlog and estimated potential contract value of each segment at the end of the second and first quarters of 2018:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Potential Contract Value
	July 1, 2018
Aerospace	$12,187	$157	$12,344	$2,282	$14,626
Combat Systems	16,646	376	17,022	2,840	19,862
Information Technology	4,633	4,576	9,209	18,931	28,140
Mission Systems	4,636	645	5,281	4,287	9,568
Marine Systems	17,310	5,124	22,434	4,333	26,767
Total	$55,412	$10,878	$66,290	$32,673	$98,963

	April 1, 2018
Aerospace	$11,898	$158	$12,056	$1,868	$13,924
Combat Systems	17,126	378	17,504	3,549	21,053
Information Technology	2,190	1,275	3,465	11,367	14,832
Mission Systems	4,549	800	5,349	4,420	9,769
Marine Systems	18,310	5,458	23,768	4,271	28,039
Total	$54,073	$8,069	$62,142	$25,475	$87,617

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the second quarter of 2018 with backlog of $12.3 billion compared with $12.1 billion on April 1, 2018.
Orders in the second quarter of 2018 reflected strong demand across our product and services portfolio. We received orders for all models of Gulfstream aircraft, with particularly strong second-quarter orders for the ultra-large-cabin G650 aircraft. The book-to-bill ratio (orders divided by revenue) in the Aerospace segment was 1.2-to-1 in the second quarter of 2018 and 1-to-1 over the trailing 12 months.
Beyond total backlog, estimated potential contract value in the Aerospace segment was $2.3 billion on July 1, 2018, up 22.2% from $1.9 billion on April 1, 2018. Estimated potential contract value represents primarily options to purchase new aircraft and long-term aircraft services agreements. In the second quarter of 2018, the Aerospace segment was awarded a contract valued at over $500 to provide logistics support services to the U.S. government’s fleet of Gulfstream aircraft.

DEFENSE SEGMENTS
The total backlog in our defense segments represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of this backlog includes items that have been authorized and appropriated by the U.S. Congress and funded by customers, as well as commitments by international customers that are approved and funded similarly by their governments. The unfunded portion includes the amounts that we believe are likely to be funded, but there is no guarantee that future budgets and appropriations will provide the same funding level currently anticipated for a given program.
Estimated potential contract value in our defense segments includes unexercised options associated with existing firm contracts and work awarded on unfunded indefinite delivery, indefinite quantity (IDIQ) contracts. Contract options in our defense business represent agreements to perform additional work under existing contracts at the election of the customer. We recognize options in backlog when the customer exercises the option and establishes a firm order. For IDIQ contracts, we evaluate the amount of funding we expect to receive and include this amount in our estimated potential contract value. This amount is often less than the total IDIQ contract value, particularly when the contract has multiple awardees. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value.
Total backlog in our defense segments was $53.9 billion on July 1, 2018, up 7.7% from $50.1 billion on April 1, 2018. The increase was due primarily to the CSRA acquisition in our Information Technology segment. Organically, Information Technology achieved a book-to-bill ratio greater than 1-to-1 in the second quarter of 2018. Additionally, the book-to-bill ratio in the Mission Systems segment was 1-to-1 in the second quarter of 2018. Estimated potential contract value in our defense segments was $30.4 billion on July 1, 2018, up 28.7% from $23.6 billion on April 1, 2018, due primarily to the CSRA acquisition. We received the following significant contract awards during the second quarter of 2018:
Combat Systems:

•	$440 from the U.S. Army to upgrade Abrams tanks to the M1A2 System Enhancement Package Version 3 configuration.

•	$260 from the Army to upgrade Stryker flat-bottom vehicles to the Stryker A1 configuration.

•	$150 from the Army for the production of Hydra-70 rockets.

•	$35 for the production of Army Ground Mobility Vehicles (AGMVs) and associated kits.

•	$25 from the Army for munitions demilitarization.
Information Technology:

•	$615 from the Centers for Medicare & Medicaid Services for contact-center services.

•	$375 from the New York State Department of Health to provide engineering and technical improvements to the state’s health benefits exchange.

•	$125 from the U.S. Department of State to provide supply chain management services.

•	$85 to provide IT hardware, software, and network and communications support services to the U.S. European Command (USEUCOM) and U.S. Africa Command (USAFRICOM).

•	$45 to provide support for live and virtual operations under the Warfighter Field Operations Customer Support (FOCUS) program.
Mission Systems:

•	$85 from the U.S. Army for computing and communications equipment under the CHS-4 program.

•	$60 to provide program management and engineering, technical, and logistics support for the Army’s mobile communications network.

•	$45 to support the engineering and manufacturing of the Navy’s Air and Missile Defense Radar (AMDR) program.

•	$40 from the U.S. Coast Guard to provide system sustainment support for the Rescue 21 program.

•	$30 from the U.S. Air Force for the Battlefield Information Collection and Exploitation System (BICES) program to provide information sharing support to coalition operations.
Marine Systems:

•	$225 from the U.S. Navy for long-lead materials for Block V Virginia-class submarines.

•	$125 from the Navy to support the Common Missile Compartment work under joint development for the U.S. Navy and the U.K. Royal Navy.

•	$100 from the Navy for Advanced Nuclear Plant Studies in support of the Columbia-class submarine program.

•	$55 from the Navy to provide ongoing lead yard services for the DDG-51 destroyer program. The contract has a potential value of approximately $305.

•	$40 from the Navy for planning yard services for the DDG-51 destroyer and FFG-7 frigate programs.

•	$40 from the Navy to provide maintenance for submarines at Naval Submarine Base New London in Connecticut.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2018 with a cash balance of $1.9 billion, down $1.1 billion from the end of 2017. Our net debt position, defined as debt less cash and equivalents and marketable securities, was $12.4 billion at the end of the second quarter of 2018 compared with $999 at the end of 2017. The increase is due primarily to financing the CSRA acquisition.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first six months of 2018 and 2017, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.
OPERATING ACTIVITIES
We generated cash from operating activities of $291 in the first six months of 2018 compared with $1 billion of cash generated from operating activities in the same period in 2017. The primary driver of cash inflows in both periods was net earnings. However, cash flows in the first six months of 2018 were affected negatively by growth in operating working capital, particularly the timing of billings and collections on large international vehicle contracts in our Combat Systems segment. Additionally, in both periods, cash flows were affected negatively by the ramp-up in production of the new G500 and G600 aircraft programs in our Aerospace segment.
INVESTING ACTIVITIES
Cash used for investing activities was $10.2 billion in the first six months of 2018 compared with $195 in the same period in 2017. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. In the first six months of 2018, we acquired three businesses for an aggregate of $10 billion, including $9.7 billion for CSRA. In the first six months of 2017, we acquired two businesses for an aggregate of $89. Capital expenditures were $279 in the first six months of 2018 compared with $153 in the same period in 2017 to support the growth at Gulfstream and our shipyards. We expect capital expenditures of around 2% of revenue in 2018.
FINANCING ACTIVITIES
Cash provided by financing activities was $8.8 billion in the first six months of 2018 compared with cash used for financing activities of $1.3 billion in the same period in 2017. Our financing activities include proceeds received from debt and commercial paper issuances and employee stock option exercises. Net cash from financing activities also includes repurchases of common stock, payment of dividends and debt repayments.
On March 1, 2017, our board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the first six months of 2018, we repurchased approximately 2.1 million of our outstanding shares for $436. On July 1, 2018, 5.5 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 4.6 million shares for $893 in the first six months of 2017.
On March 7, 2018, our board of directors declared an increased quarterly dividend of $0.93 per share, the 21st consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.84 per share in March 2017. Cash dividends paid were $526 in the first six months of 2018 compared with $483 in the same period in 2017.
In May 2018, we issued $7.5 billion of fixed- and floating-rate notes, which we used to repay borrowings under a short-term credit facility that, in part, financed the acquisition of CSRA. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. Additionally, in the second quarter of 2018, we paid $450 to satisfy obligations under CSRA’s accounts receivable purchase agreement.
On July 1, 2018, we had $2.8 billion of commercial paper outstanding. We have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. For a discussion of credit facilities, see Note I to the unaudited Consolidated Financial

Statements in Part I, Item 1. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Six Months Ended	July 1, 2018	July 2, 2017
Net cash provided by operating activities	$291	$1,010
Capital expenditures	(279)	(153)
Free cash flow from operations	$12	$857
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	18%	67%
Free cash flow from operations	1%	57%

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
Revenue. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $83 ($0.22) and $180 ($0.47) for the three- and six-month periods ended July 1, 2018, and $121 ($0.26) and $171 ($0.36) for the three- and six-month periods ended July 2, 2017, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended July 1, 2018, or July 2, 2017.
CSRA Acquisition. We are required to estimate the fair value of the assets acquired and liabilities assumed on the acquisition date, including identified intangible assets. The amount of purchase price in excess of the net assets acquired is recorded as goodwill. The fair values are estimated in accordance with the principles of ASC 820, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair values of the net assets acquired are determined primarily using Level 3 inputs (inputs that are unobservable to the market place participant).
The most significant of the fair value estimates is related to long-lived assets, specifically intangible assets subject to amortization. We have preliminarily valued $2.1 billion of acquired intangible assets. This amount was determined based primarily on CSRA’s projected cash flows. The projected cash flows include various assumptions, including the timing of work embedded in backlog, success in securing future business, profitability of work, and the appropriate risk-adjusted interest rate used to discount the projected cash flows.
We are in various phases of valuing the net tangible and intangible assets acquired and liabilities assumed, and our estimate of these values was still preliminary on July 1, 2018. Therefore, these provisional amounts are subject to change as we complete the valuations throughout the measurement period, which will extend throughout 2018.
Reorganization of Operating Segments and Composition of Reporting Units. Concurrent with the acquisition of CSRA, we reorganized our Information Systems and Technology operating segment in accordance with the nature of the segment’s products and services into the Information Technology and Mission Systems segments. Prior-period segment information was restated for this change.

This reorganization similarly changed the composition of our reporting units. Accordingly, goodwill of the Information Systems and Technology reporting unit was reassigned to the Information Technology and Mission Systems reporting units using a relative fair value allocation approach as of the date of the reorganization. The estimated fair value of our Information Systems and Technology reporting unit (and its individual components) was well in excess of its respective carrying value when we completed the required annual goodwill impairment test as of December 31, 2017. There have been no material changes in the estimated fair values or carrying values of our Information Technology and Mission Systems reporting units since the December 31, 2017, impairment test date excluding the acquisition of CSRA. As the CSRA assets acquired and liabilities assumed have been recorded at their estimated acquisition date fair value, the outcome of our qualitative assessment as of the date of the reorganization is that there is a less than 50% likelihood that the fair values of the Information Technology and Mission Systems reporting units are less than the reporting units’ respective carrying values.
Other. Other significant estimates include those related to goodwill and intangible assets, income taxes, pension and other post-retirement benefits, workers’ compensation, warranty obligations, and litigation and other contingencies. We believe our judgment is applied consistently and produces financial information that fairly depicts our results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2017. For a discussion of new accounting standards that have been issued by the FASB but are not yet effective, see Note A to the unaudited Consolidated Financial Statements in Part I, Item 1.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2018, (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 1, 2018, our disclosure controls and procedures were effective. As permitted by SEC guidance, the scope of this evaluation did not include the internal controls over financial reporting of CSRA Inc., which we acquired on April 3, 2018. See Note B to the unaudited Consolidated Financial Statements in Part I, Item 1, for further discussion of the acquisition. CSRA represented approximately 15% of our consolidated revenue in the second quarter of 2018 and 20% of our consolidated assets on July 1, 2018.
Other than our acquisition of CSRA, there were no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Pursuant to Share Buyback Program
4/2/18-4/29/18	—	$—	—	6,410,168
4/30/18-5/27/18	300,000	203.77	300,000	6,110,168
5/28/18-7/1/18	600,000	196.43	600,000	5,510,168

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
4/2/18-4/29/18	—	—
4/30/18-5/27/18	13,998	217.18
5/28/18-7/1/18	396	199.05
	914,394	$199.16
* Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the second quarter of 2018.

ITEM 6. EXHIBITS

4.1
First Supplemental Indenture, dated as of May 11, 2018, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (incorporated by reference from the company’s current report on Form 8-K, filed with the Securities and Exchange Commission on May 11, 2018)

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
Dated: July 25, 2018