Form 10-Q
period 2018-09-30
GENERAL DYNAMICS CORP
filed 2018-10-24
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ✓ No ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company ___ Emerging growth company ___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓
296,149,755 shares of the registrant’s common stock, $1 par value per share, were outstanding on September 30, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	September 30, 2018	October 1, 2017
Revenue:
Products	$4,842	$4,718
Services	4,252	2,862
	9,094	7,580
Operating costs and expenses:
Products	(3,797)	(3,635)
Services	(3,610)	(2,379)
General and administrative (G&A)	(552)	(503)
	(7,959)	(6,517)
Operating earnings	1,135	1,063
Interest, net	(114)	(27)
Other, net	2	(9)
Earnings from continuing operations before income tax	1,023	1,027
Provision for income tax, net	(159)	(263)
Earnings from continuing operations	864	764
Discontinued operations, net of tax	(13)	—
Net earnings	$851	$764

Earnings per share
Basic:
Continuing operations	$2.92	$2.56
Discontinued operations	(0.04)	—
Net earnings	$2.88	$2.56
Diluted:
Continuing operations	$2.89	$2.52
Discontinued operations	(0.04)	—
Net earnings	$2.85	$2.52
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	September 30, 2018	October 1, 2017
Revenue:
Products	$14,172	$13,851
Services	11,643	8,845
	25,815	22,696
Operating costs and expenses:
Products	(11,045)	(10,670)
Services	(9,838)	(7,381)
G&A	(1,701)	(1,469)
	(22,584)	(19,520)
Operating earnings	3,231	3,176
Interest, net	(244)	(76)
Other, net	(34)	(31)
Earnings from continuing operations before income tax	2,953	3,069
Provision for income tax, net	(504)	(793)
Earnings from continuing operations	2,449	2,276
Discontinued operations, net of tax	(13)	—
Net earnings	$2,436	$2,276

Earnings per share
Basic:
Continuing operations	$8.27	$7.59
Discontinued operations	(0.04)	—
Net earnings	$8.23	$7.59
Diluted:
Continuing operations	$8.16	$7.45
Discontinued operations	(0.04)	—
Net earnings	$8.12	$7.45
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net earnings	$851	$764	$2,436	$2,276
Gains on cash flow hedges	61	138	40	286
Unrealized gains on marketable securities	—	1	—	8
Foreign currency translation adjustments	85	128	(130)	409
Change in retirement plans’ funded status	84	61	247	193
Other comprehensive income, pretax	230	328	157	896
Provision for income tax, net	(33)	(57)	(60)	(160)
Other comprehensive income, net of tax	197	271	97	736
Comprehensive income	$1,048	$1,035	$2,533	$3,012
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and equivalents	$1,010	$2,983
Accounts receivable	3,736	3,617
Unbilled receivables	7,564	5,240
Inventories	6,247	5,303
Other current assets	1,401	1,185
Total current assets	19,958	18,328
Noncurrent assets:
Property, plant and equipment, net	4,244	3,517
Intangible assets, net	2,667	702
Goodwill	19,486	11,914
Other assets	608	585
Total noncurrent assets	27,005	16,718
Total assets	$46,963	$35,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,678	$2
Accounts payable	3,033	3,207
Customer advances and deposits	7,327	6,992
Other current liabilities	3,651	2,898
Total current liabilities	15,689	13,099
Noncurrent liabilities:
Long-term debt	11,403	3,980
Other liabilities	7,116	6,532
Commitments and contingencies (see Note M)
Total noncurrent liabilities	18,519	10,512
Shareholders’ equity:
Common stock	482	482
Surplus	2,914	2,872
Retained earnings	28,691	26,444
Treasury stock	(15,971)	(15,543)
Accumulated other comprehensive loss	(3,361)	(2,820)
Total shareholders’ equity	12,755	11,435
Total liabilities and shareholders’ equity	$46,963	$35,046
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	September 30, 2018	October 1, 2017
Cash flows from operating activities - continuing operations:
Net earnings	$2,436	$2,276
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	352	269
Amortization of intangible assets	190	57
Equity-based compensation expense	110	93
Deferred income tax (benefit) provision	(66)	155
Discontinued operations, net of tax	13	—
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	472	26
Unbilled receivables	(1,625)	(1,361)
Inventories	(854)	57
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(324)	167
Customer advances and deposits	112	(296)
Income taxes payable	250	223
Other, net	15	216
Net cash provided by operating activities	1,081	1,882
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(10,039)	(364)
Capital expenditures	(447)	(273)
Other, net	169	52
Net cash used by investing activities	(10,317)	(585)
Cash flows from financing activities:
Proceeds from fixed-rate notes	6,461	985
Proceeds from (repayments of) commercial paper, net	1,668	(2)
Proceeds from floating-rate notes	1,000	—
Dividends paid	(801)	(735)
Purchases of common stock	(533)	(1,172)
Repayment of CSRA accounts receivable purchase agreement	(450)	—
Other, net	(68)	43
Net cash provided (used) by financing activities	7,277	(881)
Net cash used by discontinued operations	(14)	(28)
Net (decrease) increase in cash and equivalents	(1,973)	388
Cash and equivalents at beginning of period	2,983	2,334
Cash and equivalents at end of period	$1,010	$2,722
Supplemental cash flow information:
Income tax payments, net	$305	$398
Interest payments	$144	$66
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2017	$482	$2,872	$26,444	$(15,543)	$(2,820)	$11,435
Cumulative-effect adjustments (see Note A)	—	—	638	—	(638)	—
Net earnings	—	—	2,436	—	—	2,436
Cash dividends declared	—	—	(827)	—	—	(827)
Equity-based awards	—	42	—	95	—	137
Shares purchased	—	—	—	(523)	—	(523)
Other comprehensive income	—	—	—	—	97	97
September 30, 2018	$482	$2,914	$28,691	$(15,971)	$(3,361)	$12,755

December 31, 2016	$482	$2,819	$24,543	$(14,156)	$(3,387)	$10,301
Cumulative-effect adjustment*	—	—	(3)	—	—	(3)
Net earnings	—	—	2,276	—	—	2,276
Cash dividends declared	—	—	(758)	—	—	(758)
Equity-based awards	—	22	—	127	—	149
Shares purchased	—	—	—	(1,137)	—	(1,137)
Other comprehensive income	—	—	—	—	736	736
October 1, 2017	$482	$2,841	$26,058	$(15,166)	$(2,651)	$11,564
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
We are divesting certain non-core operations in our Information Technology segment. Accordingly, the assets and liabilities of these operations, including an estimated allocation of goodwill, were classified as held for sale on September 30, 2018. As we expect these operations to be divested within the next 12 months, the assets and liabilities held for sale are included in other current assets and liabilities on the unaudited Consolidated Balance Sheet.
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended September 30, 2018, and October 1, 2017.

These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Discontinued Operations, Net of Tax. Concurrent with the acquisition of CSRA, we were required by a government customer to dispose of certain CSRA operations to address an organizational conflict of interest with respect to services provided to the customer. In the third quarter of 2018, we sold these operations. In accordance with GAAP, the sale did not result in a gain for financial reporting purposes. However, the sale generated a taxable gain, resulting in tax expense of $13.
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

•
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statement of Cash Flows by providing guidance on eight specific cash flow issues. We adopted the standard retrospectively on January 1, 2018. The adoption of the ASU did not have a material effect on our cash flows for the nine-month period ended October 1, 2017.

•
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 requires the service cost component of net retirement benefit cost to be reported separately from the other components of net retirement benefit cost in the Consolidated Statement of Earnings. We adopted the standard retrospectively on January 1, 2018. Our restated operating earnings increased $11 and $33 for the three- and nine-month periods ended October 1, 2017, respectively, due to the reclassification of the non-service cost components of net benefit cost, and other income decreased by the same amount, with no impact to net earnings.

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

There are several other accounting standards that have been issued by the FASB but are not yet effective, including the following:

•
ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. The ASU also requires disclosure of key information about leasing arrangements. ASU 2016-02 is effective on January 1, 2019, using a modified retrospective method of adoption as of January 1, 2017. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, that provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption.
We intend to adopt the standard on the effective date using the alternative transition method provided by ASU 2018-11. We are currently evaluating our population of leased assets in order to assess the impact of the ASU on our lease portfolio, and designing and implementing new processes and controls. Until this effort is completed, we cannot determine the effect of the ASU on our results of operations, financial condition or cash flows.

•
ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 is intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. ASU 2017-12 is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. We intend to adopt the standard on the effective date, and we do not expect the adoption of the ASU to have a material effect on our results of operations, financial condition or cash flows.

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

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the acquisition date, with the excess recorded as goodwill:

Cash and equivalents	$45
Accounts receivable	145
Unbilled receivables	718
Other current assets	290
Property, plant and equipment, net	684
Intangible assets, net	2,069
Goodwill	7,792
Other noncurrent assets	20
Total assets	$11,763
Account payable	$(136)
Customer advances and deposits	(151)
Current capital lease obligation	(51)
Other current liabilities	(540)
Noncurrent capital lease obligation	(207)
Noncurrent deferred tax liability	(406)
Other noncurrent liabilities	(523)
Total liabilities	$(2,014)
Net assets acquired	$9,749
During the quarter ended September 30, 2018, we continued to obtain information to refine the estimated fair values. The additional information obtained during the quarter did not result in any material adjustments. However, these provisional amounts are subject to change as we complete the valuations throughout the measurement period, which will extend throughout 2018.
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
Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired, and is attributable primarily to expected synergies, economies of scale and the assembled workforce of CSRA. Approximately $490 of this goodwill is pre-acquisition goodwill deductible for income tax purposes over its remaining tax life.
CSRA’s operating results have been included with our reported results since the acquisition date. As we immediately began integrating CSRA with GDIT following the acquisition, it is becoming increasingly difficult to separate the results of legacy CSRA from those of the combined entity. Approximately $1.2 billion and $2.5 billion of revenue, $130 and $265 of operating earnings, and $140 and $285 of pretax earnings from legacy CSRA were included in our unaudited Consolidated Statement of Earnings for the three- and nine-month periods ended September 30, 2018, respectively. These amounts exclude amortization of intangible assets and acquisition financing.
In addition, we have recognized approximately $75 of one-time, acquisition-related costs, reported in operating costs and expenses and other income (expense) in the unaudited Consolidated Statement of Earnings.
Pro Forma Information. The following pro forma information presents our consolidated revenue and earnings from continuing operations as if the acquisition of CSRA and the related financing transactions had occurred on January 1, 2017:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue	$9,094	$8,799	$27,156	$26,296
Earnings from continuing operations	872	776	2,470	2,213
Diluted earnings per share from continuing operations	$2.92	$2.55	$8.23	$7.24
The pro forma information was prepared by combining our reported historical results with the historical results of CSRA for the pre-acquisition periods. In addition, the reported historical amounts were adjusted for the following items, net of associated tax effects:

•	The impact of acquisition financing.

•
The removal of certain CSRA operations we were required by a government customer to dispose of to address an organizational conflict of interest with respect to services provided to the customer. We completed the sale of these operations in the third quarter of 2018.

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
Other Acquisitions and Divestitures
In addition to the acquisition of CSRA, we acquired two businesses in the first nine months of 2018 for an aggregate of $335: Hawker Pacific, a leading provider of integrated aviation solutions across Asia Pacific and the Middle East, in our Aerospace segment, and a provider of specialized transmitters and receivers in our Mission Systems segment. In 2017, we acquired four businesses for an aggregate of $399: a fixed-base operation (FBO) in our Aerospace segment; a provider of mission-critical support services in our Information Technology segment; and a manufacturer of electronics and communications products and a manufacturer of signal distribution products in our Mission Systems segment.

The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
In the first nine months of 2018, we completed the sale of a commercial health products business in our Information Technology segment and the sale of certain CSRA operations we were required by a government customer to dispose of to address an organizational conflict of interest with respect to services provided to the customer. The proceeds from the sales are included in other investing activities in the unaudited Consolidated Statement of Cash Flows.
Goodwill
The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Systems and Technology	Information Technology	Mission Systems	Marine Systems	Total Goodwill
December 31, 2017 (a)	$2,638	$2,677	$6,302	$—	$—	$297	$11,914
Acquisitions/ divestitures (b)	—	—	16	—	—	—	16
Other (c)	40	(14)	(1)	—	—	—	25
April 1, 2018 (a)	2,678	2,663	6,317	—	—	297	11,955
Change in reporting unit composition (d)	—	—	(6,317)	2,076	4,241	—	—
Acquisitions/ divestitures (b)	148	—	—	7,796	1	—	7,945
Other (c)	(37)	(21)	—	(347)	(9)	—	(414)
September 30, 2018 (e)	$2,789	$2,642	$—	$9,525	$4,233	$297	$19,486
(a)Goodwill in the Information Systems and Technology reporting unit is net of $1.9 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period. Activity in the first quarter of 2018 also includes an allocation of goodwill associated with the sale of the commercial health products business discussed above.
(c)Consists primarily of adjustments for foreign currency translation. Activity in the six-month period ended September 30, 2018, also includes an allocation of goodwill in our Information Technology reporting unit associated with the operations classified as held for sale on the unaudited Consolidated Balance Sheet on September 30, 2018.
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
(e)Goodwill in the Information Technology and Mission Systems reporting units is net of $526 and $1.3 billion of accumulated impairment losses, respectively.
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	September 30, 2018			December 31, 2017
Contract and program intangible assets (b)	$3,792	$(1,473)	$2,319	$1,684	$(1,320)	$364
Trade names and trademarks	468	(173)	295	465	(160)	305
Technology and software	167	(115)	52	137	(105)	32
Other intangible assets	155	(154)	1	155	(154)	1
Total intangible assets	$4,582	$(1,915)	$2,667	$2,441	$(1,739)	$702

(a)	Change in gross carrying amounts consists primarily of adjustments for acquired intangible assets and foreign currency translation.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.

Amortization expense was $86 and $190 for the three- and nine-month periods ended September 30, 2018, and $19 and $57 for the three- and nine-month periods ended October 1, 2017.

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
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract.
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 74% and 75% of our revenue for the three- and nine-month periods ended September 30, 2018, and 70% of our revenue for the three- and nine-month periods ended October 1, 2017, respectively. Substantially all of our revenue in the defense segments is recognized over time because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 26% and 25% of our revenue for the three- and nine-month periods ended September 30, 2018, and 30% of our revenue for the three- and nine-month periods ended October 1, 2017, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On September 30, 2018, we had $69.5 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 50% of our remaining performance obligations as revenue by year-end 2019, an additional 30% by year-end 2021 and the balance thereafter. On December 31, 2017, we had $63.2 billion of remaining performance obligations, at which time we expected to recognize approximately 40% of these remaining performance obligations as revenue in 2018, an additional 40% by year-end 2020 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenue	$96	$94	$302	$256
Operating earnings	103	103	283	274
Diluted earnings per share	$0.27	$0.22	$0.75	$0.58
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2018, or October 1, 2017.
Revenue by Category. Our portfolio of products and services consists of over 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major products and services was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Aircraft manufacturing and completions	$1,437	$1,562	$4,165	$4,791
Aircraft services	525	422	1,507	1,302
Pre-owned aircraft	69	11	79	54
Total Aerospace	2,031	1,995	5,751	6,147
Wheeled combat and tactical vehicles	657	623	1,926	1,749
Weapons systems, armament and munitions	425	412	1,251	1,167
Tanks and tracked vehicles	334	315	1,011	840
Engineering and other services	107	150	309	445
Total Combat Systems	1,523	1,500	4,497	4,201
Information technology services	2,307	1,068	5,887	3,178
Total Information Technology	2,307	1,068	5,887	3,178
Platform systems and sensors	423	387	1,197	1,170
Intelligence, surveillance and reconnaissance systems	398	351	1,147	1,013
Communication systems	409	348	1,131	1,043
Total Mission Systems	1,230	1,086	3,475	3,226
Nuclear-powered submarines	1,369	1,248	4,103	3,794
Surface combatants	293	256	834	757
Auxiliary and commercial ships	152	129	567	427
Repair and other services	189	298	701	966
Total Marine Systems	2,003	1,931	6,205	5,944
Total revenue	$9,094	$7,580	$25,815	$22,696
Revenue by contract type was as follows:

Three Months Ended September 30, 2018	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$1,807	$1,309	$941	$695	$1,284	$6,036
Cost-reimbursement	—	204	955	499	718	2,376
Time-and-materials	224	10	411	36	1	682
Total revenue	$2,031	$1,523	$2,307	$1,230	$2,003	$9,094
Three Months Ended October 1, 2017
Fixed-price	$1,835	$1,258	$359	$612	$1,131	$5,195
Cost-reimbursement	—	233	552	437	797	2,019
Time-and-materials	160	9	157	37	3	366
Total revenue	$1,995	$1,500	$1,068	$1,086	$1,931	$7,580

Nine Months Ended September 30, 2018	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$5,171	$3,892	$2,387	$1,973	$3,961	$17,384
Cost-reimbursement	—	580	2,462	1,390	2,241	6,673
Time-and-materials	580	25	1,038	112	3	1,758
Total revenue	$5,751	$4,497	$5,887	$3,475	$6,205	$25,815
Nine Months Ended October 1, 2017
Fixed-price	$5,650	$3,538	$1,049	$1,744	$3,514	$15,495
Cost-reimbursement	—	636	1,660	1,357	2,422	6,075
Time-and-materials	497	27	469	125	8	1,126
Total revenue	$6,147	$4,201	$3,178	$3,226	$5,944	$22,696
Our segments operate under fixed-price, cost-reimbursement and time-and-materials contracts. Our production contracts are primarily fixed-price. Under these contracts, we agree to perform a specific scope of work for a fixed amount. Contracts for research, engineering, repair and maintenance, and other services are typically cost-reimbursement or time-and-materials. Under cost-reimbursement contracts, the customer reimburses contract costs incurred and pays a fixed, incentive or award-based fee. These fees are determined by our ability to achieve targets set in the contract, such as cost, quality, schedule and performance. Under time-and-materials contracts, the customer pays a fixed hourly rate for direct labor and generally reimburses us for the cost of materials.
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

Revenue by customer was as follows:

Three Months Ended September 30, 2018	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
Department of Defense (DoD)	$35	$698	$889	$854	$1,895	$4,371
Non-DoD	—	2	1,348	130	—	1,480
Foreign Military Sales (FMS)	13	65	8	10	37	133
Total U.S. government	48	765	2,245	994	1,932	5,984
U.S. commercial	827	59	41	38	69	1,034
Non-U.S. government	59	677	21	156	2	915
Non-U.S. commercial	1,097	22	—	42	—	1,161
Total revenue	$2,031	$1,523	$2,307	$1,230	$2,003	$9,094
Three Months Ended October 1, 2017
U.S. government:
DoD	$40	$659	$424	$745	$1,878	$3,746
Non-DoD	—	2	582	135	1	720
FMS	8	93	5	12	42	160
Total U.S. government	48	754	1,011	892	1,921	4,626
U.S. commercial	958	63	50	25	6	1,102
Non-U.S. government	63	668	7	134	2	874
Non-U.S. commercial	926	15	—	35	2	978
Total revenue	$1,995	$1,500	$1,068	$1,086	$1,931	$7,580

Nine Months Ended September 30, 2018	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
DoD	$165	$1,965	$2,374	$2,360	$5,877	$12,741
Non-DoD	—	6	3,296	378	1	3,681
FMS	48	217	23	31	105	424
Total U.S. government	213	2,188	5,693	2,769	5,983	16,846
U.S. commercial	2,586	175	122	101	213	3,197
Non-U.S. government	212	2,086	72	489	8	2,867
Non-U.S. commercial	2,740	48	—	116	1	2,905
Total revenue	$5,751	$4,497	$5,887	$3,475	$6,205	$25,815
Nine Months Ended October 1, 2017
U.S. government:
DoD	$112	$1,928	$1,269	$2,144	$5,731	$11,184
Non-DoD	—	5	1,700	413	1	2,119
FMS	26	284	16	34	140	500
Total U.S. government	138	2,217	2,985	2,591	5,872	13,803
U.S. commercial	2,771	166	176	79	56	3,248
Non-U.S. government	132	1,764	17	463	10	2,386
Non-U.S. commercial	3,106	54	—	93	6	3,259
Total revenue	$6,147	$4,201	$3,178	$3,226	$5,944	$22,696
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended September 30, 2018, were not materially impacted by any other factors except for the acquisition of CSRA as further described in Note B.
Revenue recognized for the three- and nine-month periods ended September 30, 2018, and October 1, 2017, that was included in the contract liability balance at the beginning of each year was $875 and $3.5 billion, and $982 and $3.9 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Basic weighted average shares outstanding	295,339	298,145	295,964	299,902
Dilutive effect of stock options and restricted stock/RSUs*	3,748	5,606	4,114	5,599
Diluted weighted average shares outstanding	299,087	303,751	300,078	305,501
* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 3,447 and 3,043 for the three- and nine-month periods ended September 30, 2018, and 1,850 and 1,449 for the three- and nine-month periods ended October 1, 2017, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on September 30, 2018, or December 31, 2017.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on September 30, 2018, and December 31, 2017, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	September 30, 2018
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$7	$7	$2	$5	$—
Available-for-sale debt securities	123	123	—	123	—
Equity securities	55	55	55	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(63)	(63)	—	(63)	—
Measured at amortized cost:
Short- and long-term debt principal	(13,191)	(12,956)	—	(12,956)	—

	December 31, 2017
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$20	$20	$15	$5	$—
Available-for-sale debt securities	117	117	—	117	—
Equity securities	54	54	54	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(105)	(105)	—	(105)	—
Measured at amortized cost:
Short- and long-term debt principal	(4,032)	(3,974)	—	(3,974)	—
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
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	September 30, 2018	December 31, 2017
Deferred tax asset	$19	$75
Deferred tax liability	(544)	(244)
Net deferred tax liability	$(525)	$(169)
Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50% chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The total amount of these tax liabilities on September 30, 2018, was not material to our results of operations, financial condition or cash flows.
We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2017. We do not expect the resolution of tax matters for open years to have a material impact on our results of operations, financial condition, cash flows or effective tax rate.
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on September 30, 2018, was not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms or upon achievement of contractual milestones. Unbilled receivables consisted of the following:

	September 30, 2018	December 31, 2017
Unbilled revenue	$27,536	$21,845
Advances and progress billings	(19,972)	(16,605)
Net unbilled receivables	$7,564	$5,240
Excluding the acquisition of CSRA, the increase in net unbilled receivables during the nine-month period ended September 30, 2018, was primarily on the large international vehicle contracts in our Combat Systems segment.

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
Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Work in process	$4,688	$3,872
Raw materials	1,425	1,357
Finished goods	45	51
Pre-owned aircraft	89	23
Total inventories	$6,247	$5,303
The increase in total inventories during the nine-month period ended September 30, 2018, was due primarily to the ramp-up in production of the new G500 and G600 aircraft programs in our Aerospace segment. We received type certification from the U.S. Federal Aviation Administration (FAA) for the G500 aircraft in July 2018 and delivered the first G500 aircraft in the third quarter of 2018. Additionally, we continue to progress toward anticipated FAA type certification later this year and entry into service in 2019 of the new G600 aircraft.

I. DEBT
Debt consisted of the following:

		September 30, 2018	December 31, 2017
Fixed-rate notes due:	Interest rate:
May 2020	2.875%	$2,000	$—
May 2021	3.000%	2,000	—
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	—
August 2023	1.875%	500	500
November 2024	2.375%	500	500
May 2025	3.500%	750	—
August 2026	2.125%	500	500
November 2027	2.625%	500	500
May 2028	3.750%	1,000	—
November 2042	3.600%	500	500
Floating-rate notes due:
May 2020	3-month LIBOR + 0.29%	500	—
May 2021	3-month LIBOR + 0.38%	500	—
Commercial paper	2.114%	1,672	—
Other	Various	19	32
Total debt principal		13,191	4,032
Less unamortized debt issuance costs and discounts		110	50
Total debt		13,081	3,982
Less current portion		1,678	2
Long-term debt		$11,403	$3,980
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
The aggregate amounts of scheduled principal maturities of our debt in the remainder of 2018 and in subsequent years are as follows:

2018	$1,678
2019	2
2020	2,502
2021	3,002
2022	1,002
Thereafter	5,005
Total debt principal	$13,191
On September 30, 2018, we had $1.7 billion of commercial paper outstanding with a dollar-weighted average interest rate of 2.114%. We have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2019, a $1 billion multi-year facility expiring in November 2020 and a $2 billion multi-year facility expiring in March 2023. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. Our credit facilities are guaranteed by several of our 100%-owned subsidiaries. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on September 30, 2018.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	September 30, 2018	December 31, 2017

Salaries and wages	$943	$786
Workers’ compensation	321	320
Retirement benefits	298	295
Fair value of cash flow hedges	130	180
Other (a)	1,959	1,317
Total other current liabilities	$3,651	$2,898

Retirement benefits	$4,160	$4,408
Customer deposits on commercial contracts	750	814
Deferred income taxes	544	244
Other (b)	1,662	1,066
Total other liabilities	$7,116	$6,532
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

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management’s repurchase of outstanding shares of our common stock on the open market. On March 1, 2017, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the nine-month period ended September 30, 2018, we repurchased 2.5 million of our outstanding shares for $522. On September 30, 2018, 5.1 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 5.9 million shares for $1.1 billion in the nine-month period ended October 1, 2017.
Dividends per Share. Our board of directors declared dividends of $0.93 and $2.79 per share for the three- and nine-month periods ended September 30, 2018, and $0.84 and $2.52 per share for the three- and nine-month periods ended October 1, 2017, respectively. We paid cash dividends of $275 and $801 for the three- and nine-month periods ended September 30, 2018, and $252 and $735 for the three- and nine-month periods ended October 1, 2017, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2017	$(94)	$19	$402	$(3,147)	$(2,820)
Cumulative effect adjustments (see Note A)	(4)	(19)	—	(615)	(638)
Other comprehensive income, pretax	40	—	(130)	247	157
Provision for income tax, net	(8)	—	—	(52)	(60)
Other comprehensive income, net of tax	32	—	(130)	195	97
September 30, 2018	$(66)	$—	$272	$(3,567)	$(3,361)

December 31, 2016	$(345)	$14	$69	$(3,125)	$(3,387)
Other comprehensive income, pretax	286	8	409	193	896
Provision for income tax, net	(73)	(2)	(15)	(70)	(160)
Other comprehensive income, net of tax	213	6	394	123	736
October 1, 2017	$(132)	$20	$463	$(3,002)	$(2,651)
Current-period amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and consisted of pretax recognized net actuarial losses of $280 and $255 for the nine-month periods ended September 30, 2018, and October 1, 2017, respectively. This was offset partially by pretax amortization of prior service credit of $36 and $53 for the nine-month periods ended September 30, 2018, and October 1, 2017, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note N for additional details.

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On September 30, 2018, we held $1 billion in cash and equivalents, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified supplemental executive retirement plans. On September 30, 2018, and December 31, 2017, these marketable securities totaled $185 and $191, respectively, and were reflected at fair value on the unaudited Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. We had $5.8 billion in notional forward exchange and interest rate swap contracts outstanding on September 30, 2018, and $4.3 billion on December 31, 2017. These derivative financial instruments are cash flow hedges, and are reported on the Consolidated Balance Sheet at fair value. See Note E for additional details.
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
Net gains and losses on derivative financial instruments recognized in earnings, including gains and losses related to hedge ineffectiveness, were not material to our results of operations for the three- and nine-month periods ended September 30, 2018, and October 1, 2017. Net gains and losses reclassified to earnings from OCL were not material to our results of operations for the three- and nine-month periods ended September 30, 2018, and October 1, 2017, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on September 30, 2018, or December 31, 2017.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of OCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended September 30, 2018, or October 1, 2017. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the nine-month periods ended September 30, 2018, and October 1, 2017.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion on September 30, 2018. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended September 30, 2018, and October 1, 2017, were as follows:

Nine Months Ended	September 30, 2018	October 1, 2017
Beginning balance	$467	$474
Warranty expense	87	104
Payments	(77)	(84)
Adjustments	(16)	(28)
Ending balance	$461	$466

N. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.

Net periodic defined-benefit pension and other post-retirement benefit cost (credit) for the three- and nine-month periods ended September 30, 2018, and October 1, 2017, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Service cost	$45	$42	$3	$3
Interest cost	140	113	8	8
Expected return on plan assets	(225)	(169)	(10)	(8)
Recognized net actuarial loss (gain)	94	86	(1)	(1)
Amortization of prior service credit	(11)	(17)	(1)	(1)
Net periodic benefit cost (credit)	$43	$55	$(1)	$1
Nine Months Ended
Service cost	$135	$126	$8	$9
Interest cost	394	339	24	25
Expected return on plan assets	(632)	(508)	(29)	(25)
Recognized net actuarial loss (gain)	283	258	(3)	(3)
Amortization of prior service credit	(33)	(50)	(3)	(3)
Net periodic benefit cost (credit)	$147	$165	$(3)	$3
As discussed in Note A, the service cost component of net periodic benefit cost (credit) is reported separately from the other components of net periodic benefit cost (credit) in accordance with ASU 2017-07.
Our contractual arrangements with the U.S. government provide for the recovery of contributions to our pension and other post-retirement benefit plans covering employees working in our defense segments. For non-funded plans, our government contracts allow us to recover claims paid. Following payment, these recoverable amounts are allocated to contracts and billed to the customer in accordance with the Cost Accounting Standards (CAS) and specific contractual terms. For some of these plans, the cumulative pension and other post-retirement benefit cost exceeds the amount currently allocable to contracts. To the extent we consider recovery of the cost to be probable based on our backlog and probable follow-on contracts, we defer the excess in other contract costs in other current assets on the Consolidated Balance Sheet until the cost is allocable to contracts. For other plans, the amount allocated to contracts and included in revenue has exceeded the plans’ cumulative benefit cost. We have similarly deferred recognition of these excess earnings on the Consolidated Balance Sheet.
It is our policy to fund our defined-benefit retirement plans in a manner that optimizes the tax deductibility and contract recovery of contributions considered within our capital deployment framework. Therefore, we may make discretionary contributions in addition to the required contributions determined in accordance with IRS regulations. In addition to our required contributions of approximately $315 in 2018, we made a discretionary contribution of $255 in the third quarter of 2018, resulting in total pension plan contributions of approximately $570 in 2018. The additional contribution was considered to be a significant event in accordance with ASC Topic 715 and, therefore, triggered a remeasurement of the 2018 net periodic defined-benefit pension cost. The remeasured defined-benefit pension cost amount is reflected in the table above. Additionally, the net periodic defined-benefit pension and OPEB cost (credit) amounts in the table above reflect the inclusion of legacy CSRA plans assumed in connection with the acquisition as of the acquisition date.

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
Summary financial information for each of our segments follows:

	Revenue		Operating Earnings		Revenue from U.S. Government
Three Months Ended	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Aerospace	$2,031	$1,995	$376	$381	$48	$48
Combat Systems	1,523	1,500	241	247	765	754
Information Technology	2,307	1,068	157	101	2,245	1,011
Mission Systems	1,230	1,086	179	152	994	892
Marine Systems	2,003	1,931	169	179	1,932	1,921
Corporate	—	—	13	3	—	—
Total	$9,094	$7,580	$1,135	$1,063	$5,984	$4,626
Nine Months Ended
Aerospace	$5,751	$6,147	$1,108	$1,241	$213	$138
Combat Systems	4,497	4,201	701	677	2,188	2,217
Information Technology	5,887	3,178	414	278	5,693	2,985
Mission Systems	3,475	3,226	478	451	2,769	2,591
Marine Systems	6,205	5,944	548	518	5,983	5,872
Corporate	—	—	(18)	11	—	—
Total	$25,815	$22,696	$3,231	$3,176	$16,846	$13,803
Corporate operating results have two primary components: pension and other post-retirement benefit income, and stock option expense. ASU 2017-07 requires the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) to be reported in other income (expense) in the Consolidated Statement of Earnings. In our defense segments, as described in Note N, pension and other post-retirement benefit costs are allocable contract costs. For these segments, we report the offset for the non-service cost components in Corporate operating results. Corporate operating results in the first nine months of 2018 also included one-time charges of approximately $45 associated with the costs to complete the CSRA acquisition.

The following is additional summary financial information for each of our segments:

	Capital Expenditures		Depreciation and Amortization
Nine Months Ended	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Aerospace	$142	$87	$112	$112
Combat Systems	47	49	64	63
Information Technology	36	9	229	23
Mission Systems	39	34	49	43
Marine Systems	147	71	83	79
Corporate	36	23	5	6
Total	$447	$273	$542	$326
Identifiable assets for each of our segments follows:

	September 30, 2018	December 31, 2017
Aerospace	$11,444	$10,126
Combat Systems	10,584	9,846
Information Technology	14,674	3,021
Mission Systems	6,093	5,856
Marine Systems	2,945	2,906
Corporate*	1,223	3,291
Total	$46,963	$35,046
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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)

Three Months Ended September 30, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$6,811	$2,283	$—	$9,094
Cost of sales	26	(5,518)	(1,915)	—	(7,407)
G&A	(15)	(393)	(144)	—	(552)
Operating earnings	11	900	224	—	1,135
Interest, net	(105)	(2)	(7)	—	(114)
Other, net	(16)	3	15	—	2
Earnings before income tax	(110)	901	232	—	1,023
Provision for income tax, net	12	(132)	(39)	—	(159)
Discontinued operations, net of tax	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	962	—	—	(962)	—
Net earnings	$851	$769	$193	$(962)	$851
Comprehensive income	$1,048	$790	$322	$(1,112)	$1,048
Three Months Ended October 1, 2017
Revenue	$—	$6,556	$1,024	$—	$7,580
Cost of sales	17	(5,226)	(805)	—	(6,014)
G&A	(14)	(414)	(75)	—	(503)
Operating earnings	3	916	144	—	1,063
Interest, net	(24)	—	(3)	—	(27)
Other, net	(13)	3	1	—	(9)
Earnings before income tax	(34)	919	142	—	1,027
Provision for income tax, net	26	(283)	(6)	—	(263)
Equity in net earnings of subsidiaries	772	—	—	(772)	—
Net earnings	$764	$636	$136	$(772)	$764
Comprehensive income	$1,035	$648	$371	$(1,019)	$1,035

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)

Nine Months Ended September 30, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$20,088	$5,727	$—	$25,815
Cost of sales	54	(16,195)	(4,742)	—	(20,883)
G&A	(73)	(1,247)	(381)	—	(1,701)
Operating earnings	(19)	2,646	604	—	3,231
Interest, net	(225)	(1)	(18)	—	(244)
Other, net	(78)	8	36	—	(34)
Earnings before income tax	(322)	2,653	622	—	2,953
Provision for income tax, net	97	(475)	(126)	—	(504)
Discontinued operations, net of tax	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	2,674	—	—	(2,674)	—
Net earnings	$2,436	$2,178	$496	$(2,674)	$2,436
Comprehensive income	$2,533	$2,217	$416	$(2,633)	$2,533
Nine Months Ended October 1, 2017
Revenue	$—	$19,832	$2,864	$—	$22,696
Cost of sales	48	(15,891)	(2,208)	—	(18,051)
G&A	(36)	(1,206)	(227)	—	(1,469)
Operating earnings	12	2,735	429	—	3,176
Interest, net	(71)	—	(5)	—	(76)
Other, net	(43)	9	3	—	(31)
Earnings before income tax	(102)	2,744	427	—	3,069
Provision for income tax, net	119	(877)	(35)	—	(793)
Equity in net earnings of subsidiaries	2,259	—	—	(2,259)	—
Net earnings	$2,276	$1,867	$392	$(2,259)	$2,276
Comprehensive income	$3,012	$1,907	$1,005	$(2,912)	$3,012

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

September 30, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$649	$—	$361	$—	$1,010
Accounts receivable	—	1,054	2,682	—	3,736
Unbilled receivables	—	2,848	4,716	—	7,564
Inventories	—	6,094	153	—	6,247
Other current assets	8	877	516	—	1,401
Total current assets	657	10,873	8,428	—	19,958
Noncurrent assets:
Property, plant and equipment (PP&E)	254	7,127	1,893	—	9,274
Accumulated depreciation of PP&E	(81)	(4,089)	(860)	—	(5,030)
Intangible assets, net	—	266	2,401	—	2,667
Goodwill	—	7,991	11,495	—	19,486
Other assets	201	229	178	—	608
Net investment in subsidiaries	27,308	—	—	(27,308)	—
Total noncurrent assets	27,682	11,524	15,107	(27,308)	27,005
Total assets	$28,339	$22,397	$23,535	$(27,308)	$46,963

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,671	$1	$6	$—	$1,678
Customer advances and deposits	—	4,496	2,831	—	7,327
Other current liabilities	586	3,881	2,217	—	6,684
Total current liabilities	2,257	8,378	5,054	—	15,689
Noncurrent liabilities:
Long-term debt	11,391	5	7	—	11,403
Other liabilities	1,936	3,514	1,666	—	7,116
Total noncurrent liabilities	13,327	3,519	1,673	—	18,519
Total shareholders’ equity	12,755	10,500	16,808	(27,308)	12,755
Total liabilities and shareholders’ equity	$28,339	$22,397	$23,535	$(27,308)	$46,963

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2017	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$1,930	$—	$1,053	$—	$2,983
Accounts receivable	—	1,259	2,358	—	3,617
Unbilled receivables	—	2,547	2,693	—	5,240
Inventories	—	5,216	87	—	5,303
Other current assets	351	461	373	—	1,185
Total current assets	2,281	9,483	6,564	—	18,328
Noncurrent assets:
PP&E	221	6,779	1,237	—	8,237
Accumulated depreciation of PP&E	(75)	(3,869)	(776)	—	(4,720)
Intangible assets, net	—	287	415	—	702
Goodwill	—	8,320	3,594	—	11,914
Other assets	199	232	154	—	585
Net investment in subsidiaries	15,771	—	—	(15,771)	—
Total noncurrent assets	16,116	11,749	4,624	(15,771)	16,718
Total assets	$18,397	$21,232	$11,188	$(15,771)	$35,046

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$—	$1	$1	$—	$2
Customer advances and deposits	—	4,180	2,812	—	6,992
Other current liabilities	561	3,758	1,786	—	6,105
Total current liabilities	561	7,939	4,599	—	13,099
Noncurrent liabilities:
Long-term debt	3,950	21	9	—	3,980
Other liabilities	2,451	3,473	608	—	6,532
Total noncurrent liabilities	6,401	3,494	617	—	10,512
Total shareholders’ equity	11,435	9,799	5,972	(15,771)	11,435
Total liabilities and shareholders’ equity	$18,397	$21,232	$11,188	$(15,771)	$35,046

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$(204)	$1,561	$(276)	$—	$1,081
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,749)	(74)	(216)	—	(10,039)
Capital expenditures	(36)	(331)	(80)	—	(447)
Other, net	93	76	—	—	169
Net cash used by investing activities	(9,692)	(329)	(296)	—	(10,317)
Cash flows from financing activities:
Proceeds from fixed-rate notes	6,461	—	—	—	6,461
Proceeds from commercial paper, net	1,668	—	—	—	1,668
Proceeds from floating-rate notes	1,000	—	—	—	1,000
Dividends paid	(801)	—	—	—	(801)
Purchases of common stock	(533)	—	—	—	(533)
Repayment of CSRA accounts receivable purchase agreement	—	—	(450)	—	(450)
Other, net	(10)	—	(58)	—	(68)
Net cash provided by financing activities	7,785	—	(508)	—	7,277
Net cash used by discontinued operations	(14)	—	—	—	(14)
Cash sweep/funding by parent	844	(1,232)	388	—	—
Net decrease in cash and equivalents	(1,281)	—	(692)	—	(1,973)
Cash and equivalents at beginning of period	1,930	—	1,053	—	2,983
Cash and equivalents at end of period	$649	$—	$361	$—	$1,010
Nine Months Ended October 1, 2017
Net cash provided by operating activities*	$145	$1,503	$234	$—	$1,882
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(315)	(49)	—	(364)
Capital expenditures	(23)	(205)	(45)	—	(273)
Other, net	5	49	(2)	—	52
Net cash used by investing activities	(18)	(471)	(96)	—	(585)
Cash flows from financing activities:
Purchases of common stock	(1,172)	—	—	—	(1,172)
Proceeds from fixed-rate notes	985	—	—	—	985
Dividends paid	(735)	—	—	—	(735)
Other, net	43	(2)	—	—	41
Net cash used by financing activities	(879)	(2)	—	—	(881)
Net cash used by discontinued operations	(28)	—	—	—	(28)
Cash sweep/funding by parent	1,097	(1,030)	(67)	—	—
Net increase in cash and equivalents	317	—	71	—	388
Cash and equivalents at beginning of period	1,254	—	1,080	—	2,334
Cash and equivalents at end of period	$1,571	$—	$1,151	$—	$2,722
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

CONSOLIDATED OVERVIEW

Three Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$9,094	$7,580	$1,514	20.0%
Operating costs and expenses	(7,959)	(6,517)	(1,442)	22.1%
Operating earnings	1,135	1,063	72	6.8%
Operating margin	12.5%	14.0%
Nine Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$25,815	$22,696	$3,119	13.7%
Operating costs and expenses	(22,584)	(19,520)	(3,064)	15.7%
Operating earnings	3,231	3,176	55	1.7%
Operating margin	12.5%	14.0%

Our consolidated revenue increased in the third quarter of 2018 driven by growth in all of our segments. Consolidated revenue increased in the first nine months of 2018 as revenue growth in each of our defense segments offset a decrease in revenue in our Aerospace segment due to fewer aircraft deliveries. The increase in consolidated revenue, in both periods, was due primarily to the CSRA acquisition in our Information Technology segment. Excluding CSRA, revenue increased in our defense segments by 5.6% and 6.4% in the third quarter and first nine months of 2018, respectively, compared with the prior-year periods. This increase was due to higher volume from international military vehicle programs in our Combat Systems segment, U.S. Navy ship construction in our Marine Systems segment and higher volume across the portfolio in our Mission Systems segment.
Operating costs and expenses increased in the third quarter and first nine months of 2018 due primarily to the CSRA acquisition, including the impact of intangible asset amortization expense and one-time transaction-related charges associated with the costs to complete the acquisition, resulting in lower margins compared with the prior-year periods. The operating margin in the third quarter and first nine months of 2018 was also impacted by a less favorable aircraft delivery mix in our Aerospace segment consistent with our plan as we transition to the new G500 and G600 aircraft.

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
AEROSPACE

Three Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$2,031	$1,995	$36	1.8%
Operating earnings	376	381	(5)	(1.3)%
Operating margin	18.5%	19.1%
Gulfstream aircraft deliveries (in units)	27	30	(3)	(10.0)%
Nine Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$5,751	$6,147	$(396)	(6.4)%
Operating earnings	1,108	1,241	(133)	(10.7)%
Operating margin	19.3%	20.2%
Gulfstream aircraft deliveries (in units)	79	90	(11)	(12.2)%

Operating Results
The change in the Aerospace segment’s revenue in the third quarter and first nine months of 2018 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing and completions	$(125)	$(626)
Aircraft services	103	205
Pre-owned aircraft	58	25
Total increase (decrease)	$36	$(396)
Aircraft manufacturing and completions revenue decreased due to fewer deliveries of the ultra-large-cabin G650 and large-cabin G450 aircraft consistent with our plan as we transition to the production of the new G500 and G600 aircraft. We received type certification from the U.S. Federal Aviation Administration (FAA) for the G500 aircraft in July 2018 and delivered the first G500 aircraft in the third quarter of 2018. Additionally, we continue to progress toward anticipated FAA type certification later this year and entry into service in 2019 of the new G600 aircraft.
The increase in aircraft services revenue was driven by higher demand for maintenance work and the acquisition in the second quarter of 2018 of Hawker Pacific, a leading provider of integrated aviation solutions across Asia Pacific and the Middle East. We had two pre-owned aircraft sales in the third quarter of 2018 compared with one in the prior-year period. While we sold the same number of pre-owned aircraft in the first nine months of 2018 compared with the prior-year period, the mix of aircraft sold resulted in higher pre-owned aircraft revenue in 2018.
The change in the segment’s operating earnings in the third quarter and first nine months of 2018 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing and completions	$(26)	$(217)
Aircraft services	15	47
Pre-owned aircraft	(1)	1
G&A/other expenses	7	36
Total decrease	$(5)	$(133)
Aircraft manufacturing and completions operating earnings were down due to fewer G650 aircraft deliveries, offset partially by a favorable supplier settlement received in the third quarter of 2018. Aircraft services operating earnings were particularly strong due to favorable cost performance and the mix of services provided. The segment’s operating earnings were impacted favorably by lower G&A/other expenses, including reduced R&D expenses as a result of the receipt of milestone payments from suppliers under our cost-sharing arrangements.
Overall, the Aerospace segment’s operating margin decreased 60 basis points in the third quarter of 2018 and 90 basis points in the first nine months of 2018 compared with the prior-year periods. The decrease was driven by a less favorable aircraft delivery mix consistent with our plan as we transition to the G500 and G600 aircraft.

2018 Outlook
We expect the Aerospace segment’s 2018 revenue to be around $8.5 billion on strong fourth quarter revenue from initial deliveries of the new G500 aircraft. We expect operating earnings to be approximately $1.5 billion and operating margin to be in the high-17% range. Operating margin reflects the impact of the G500 aircraft deliveries, which carry the typical lower margin associated with the initial units of a new aircraft model.
COMBAT SYSTEMS

Three Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$1,523	$1,500	$23	1.5%
Operating earnings	241	247	(6)	(2.4)%
Operating margin	15.8%	16.5%
Nine Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$4,497	$4,201	$296	7.0%
Operating earnings	701	677	24	3.5%
Operating margin	15.6%	16.1%
Operating Results
The increase in the Combat Systems segment’s revenue in the third quarter and first nine months of 2018 consisted of the following:

	Third Quarter	Nine Months
International military vehicles	$20	$266
U.S. military vehicles	18	23
Weapons systems and munitions	(15)	7
Total increase	$23	$296
Revenue from international military vehicles increased due primarily to the ramp up on programs to produce Piranha wheeled armored vehicles for several international customers. Additionally, in the first nine months of 2018, revenue increased due to the transition from engineering to production on the U.K. AJAX armoured fighting vehicles program.
The Combat Systems segment’s operating margin decreased 70 basis points in the third quarter and 50 basis points in the first nine months of 2018 compared with the prior-year periods driven by contract mix in our U.S. military vehicles business.
2018 Outlook
We expect the Combat Systems segment’s 2018 revenue to be approximately $6.2 billion. Operating margin is expected to be in the mid-15% range.

INFORMATION TECHNOLOGY

Three Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$2,307	$1,068	$1,239	116.0%
Operating earnings	157	101	56	55.4%
Operating margin	6.8%	9.5%
Nine Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$5,887	$3,178	$2,709	85.2%
Operating earnings	414	278	136	48.9%
Operating margin	7.0%	8.7%
Operating Results
The Information Technology segment’s revenue increased due primarily to the CSRA acquisition in the second quarter of 2018. Operating margin decreased 270 basis points in the third quarter and 170 basis points in the first nine months of 2018 compared with the prior-year periods due to intangible asset amortization expense from the CSRA acquisition. Excluding the impact of this amortization, operating margin increased 10 basis points in the third quarter and 50 basis points in the first nine months of 2018 compared with the prior-year periods due to the addition of CSRA’s higher-margin, fixed-price work.
2018 Outlook
We expect the Information Technology segment’s 2018 revenue to be approximately $8.2 billion with operating margin in the low-7% range.
MISSION SYSTEMS

Three Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$1,230	$1,086	$144	13.3%
Operating earnings	179	152	27	17.8%
Operating margin	14.6%	14.0%
Nine Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$3,475	$3,226	$249	7.7%
Operating earnings	478	451	27	6.0%
Operating margin	13.8%	14.0%
Operating Results
The increase in the Mission Systems segment’s revenue in the third quarter and first nine months of 2018 consisted of the following:

	Third Quarter	Nine Months
Intelligence, surveillance and reconnaissance (ISR) systems	$47	$134
Communication systems	61	88
Platform systems and sensors	36	27
Total increase	$144	$249

Revenue from ISR systems increased due to higher volume on several programs in our space and intelligence systems business and increased demand for our portfolio of encryption products. Communication systems revenue grew due primarily to increased activity on U.S. Army mobile communications networking programs and computing and communications equipment volume.
The Mission Systems segment’s operating margin was up 60 basis points in the third quarter of 2018, but down slightly in the first nine months of 2018 compared with the prior-year periods due to variations in program performance and mix.
2018 Outlook
We expect Mission Systems’ 2018 revenue to be between $4.8 and $4.9 billion with operating margin around 14%.
MARINE SYSTEMS

Three Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$2,003	$1,931	$72	3.7%
Operating earnings	169	179	(10)	(5.6)%
Operating margin	8.4%	9.3%
Nine Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$6,205	$5,944	$261	4.4%
Operating earnings	548	518	30	5.8%
Operating margin	8.8%	8.7%
Operating Results
The increase in the Marine Systems segment’s revenue in the third quarter and first nine months of 2018 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$63	$230
Commercial ship construction	64	156
U.S. Navy ship engineering, repair and other services	(55)	(125)
Total increase	$72	$261
Revenue from U.S. Navy ship construction increased with higher volume on Blocks IV and V of the Virginia-class submarine program, the Arleigh Burke-class (DDG-51) destroyer program and the T-AO-205 fleet replenishment oiler contract. Commercial ship construction revenue increased as work ramped up on a contract for two container ships. Revenue from U.S. Navy ship engineering, repair and other services decreased driven by a lower volume of submarine repair work and the timing of surface ship repair work. These decreases were offset partially by increased work on the Columbia-class submarine development program and Virginia-class submarine design enhancements.
The Marine Systems segment’s operating margin was up 10 basis points in the first nine months of 2018, but decreased 90 basis points in the third quarter of 2018 compared with the prior-year periods. The decrease in third-quarter margin was due to changes in program timing and mix.

2018 Outlook
We expect the Marine Systems segment’s 2018 revenue to be slightly over $8.5 billion. Operating margin is expected to be in the mid- to high-8% range.
CORPORATE
Corporate operating results consisted of the following:

	Third Quarter	Nine Months
2018 operating income (expense)	$13	$(18)
2017 operating income	3	11
The first nine months of 2018 included one-time transaction-related charges of approximately $45 associated with the costs to complete the CSRA acquisition. Excluding these charges, Corporate operating results have two primary components: pension and other post-retirement benefit income, and stock option expense.
As discussed in Note A to the unaudited Consolidated Financial Statements in Part I, Item 1, Corporate operating results are impacted by Accounting Standards Update (ASU) 2017-07. ASU 2017-07 requires the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) to be reported in other income (expense) in the Consolidated Statement of Earnings. In our defense segments, pension and other post-retirement benefit costs are allocable contract costs. For these segments, we report the offset for the non-service cost components in Corporate operating results. This amount exceeded our stock option expense in the third quarters and first nine months of 2018 and 2017.
We expect Corporate operating costs of approximately $25 in 2018.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$4,842	$4,718	$124	2.6%
Operating costs	(3,797)	(3,635)	(162)	4.5%
Nine Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$14,172	$13,851	$321	2.3%
Operating costs	(11,045)	(10,670)	(375)	3.5%
The increase in product revenue in the third quarter and first nine months of 2018 consisted of the following:

	Third Quarter	Nine Months
Ship construction	$134	$393
Military vehicle production	42	343
C4ISR products	8	106
Aircraft manufacturing and completions	(125)	(626)
Other, net	65	105
Total increase	$124	$321

Ship construction revenue increased with higher volume on Blocks IV and V of the Virginia-class submarine program, the DDG-51 destroyer program, the T-AO-205 fleet replenishment oiler contract and commercial container ship construction. Military vehicle production revenue increased due to the ramp up on programs to produce Piranha wheeled armored vehicles for several international customers. Additionally, in the first nine months of 2018, revenue increased due to the transition from engineering to production on the U.K. AJAX armoured fighting vehicles program. C4ISR products revenue increased due to higher volume on several ISR and communication systems programs. These increases were offset partially by lower aircraft manufacturing and completions revenue due to fewer aircraft deliveries. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$4,252	$2,862	$1,390	48.6%
Operating costs	(3,610)	(2,379)	(1,231)	51.7%
Nine Months Ended	September 30, 2018	October 1, 2017	Variance
Revenue	$11,643	$8,845	$2,798	31.6%
Operating costs	(9,838)	(7,381)	(2,457)	33.3%
The increase in service revenue in the third quarter and first nine months of 2018 consisted of the following:

	Third Quarter	Nine Months
IT services	$1,239	$2,709
Aircraft services	103	205
Other, net	48	(116)
Total increase	$1,390	$2,798
IT services revenue increased due primarily to the CSRA acquisition in the second quarter of 2018. The aircraft services revenue increase was driven by higher demand for maintenance work and the acquisition of Hawker Pacific in the second quarter of 2018. Service operating costs increased at a higher rate than revenue due primarily to intangible asset amortization expense from the CSRA acquisition.
OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.6% in the first nine months of 2018 compared with 6.5% in the first nine months of 2017. We expect G&A expenses as a percentage of revenue in 2018 to be generally consistent with 2017.
Interest, Net
Net interest expense was $244 in the first nine months of 2018 compared with $76 in the prior-year period. The increase is due primarily to the impact of financing the CSRA acquisition, including the issuance of $7.5 billion of fixed- and floating-rate notes in the second quarter of 2018. We expect 2018 net interest expense to be approximately $355. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.

Other, Net
Net other expense was $34 in the first nine months of 2018 compared with $31 in the first nine months of 2017. Other expense represents primarily the non-service cost components of pension and other post-retirement benefit cost, including amounts from legacy CSRA plans assumed as of the acquisition date. The 2018 expense also includes approximately $30 of transaction costs associated with the CSRA acquisition. In 2018, we expect net other expense to be approximately $25.
Provision for Income Tax, Net
Our effective tax rate was 17.1% in the first nine months of 2018 compared with 25.8% in the prior-year period. The decrease is due primarily to the reduction of the U.S. corporate statutory tax rate from 35% to 21% beginning on January 1, 2018, resulting from the enactment of the Tax Cuts and Jobs Act (tax reform) on December 22, 2017. The effective tax rate in the first nine months of 2018 also included the impact of tax benefits associated with equity-based compensation and favorable effects of completing our 2017 tax return. For 2018, we anticipate a full-year effective tax rate in the low-18% range.
Discontinued Operations, Net of Tax
Concurrent with the acquisition of CSRA, we were required by a government customer to dispose of certain CSRA operations to address an organizational conflict of interest with respect to services provided to the customer. In the third quarter of 2018, we sold these operations. In accordance with U.S. generally accepted accounting principles (GAAP), the sale did not result in a gain for financial reporting purposes. However, the sale generated a taxable gain, resulting in tax expense of $13.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $69.5 billion at the end of the third quarter of 2018, up 4.9% from $66.3 billion on July 1, 2018. Our total backlog is equal to our remaining performance obligations under contracts that meet the criteria in ASC Topic 606 as discussed in Note C to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $104.2 billion on September 30, 2018, up 5.3% from $99 billion on July 1, 2018, a new record high.

The following table details the backlog and estimated potential contract value of each segment at the end of the third and second quarters of 2018:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Potential Contract Value
	September 30, 2018
Aerospace	$11,696	$173	$11,869	$2,239	$14,108
Combat Systems	15,865	395	16,260	3,857	20,117
Information Technology	5,222	4,731	9,953	17,365	27,318
Mission Systems	5,024	587	5,611	7,453	13,064
Marine Systems	16,615	9,221	25,836	3,797	29,633
Total	$54,422	$15,107	$69,529	$34,711	$104,240

	July 1, 2018
Aerospace	$12,187	$157	$12,344	$2,282	$14,626
Combat Systems	16,646	376	17,022	2,840	19,862
Information Technology	4,633	4,576	9,209	18,931	28,140
Mission Systems	4,636	645	5,281	4,287	9,568
Marine Systems	17,310	5,124	22,434	4,333	26,767
Total	$55,412	$10,878	$66,290	$32,673	$98,963

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the third quarter of 2018 with backlog of $11.9 billion compared with $12.3 billion on July 1, 2018.
Orders in the third quarter of 2018 reflected demand across our product and services portfolio. We received orders for all models of in-production Gulfstream aircraft and achieved a book-to-bill ratio (orders divided by revenue) of 0.9-to-1 in the third quarter of 2018. The book-to-bill ratio was in excess of 1-to-1 over the trailing 12 months.
Beyond total backlog, estimated potential contract value in the Aerospace segment was $2.2 billion on September 30, 2018, compared with $2.3 billion on July 1, 2018. Estimated potential contract value represents primarily options to purchase new aircraft and long-term aircraft services agreements.

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
Total backlog in our defense segments was $57.7 billion on September 30, 2018, up 6.9% from $53.9 billion on July 1, 2018, driven by a $3.9 billion contract awarded by the U.S. Navy for the construction of four Arleigh Burke-class (DDG-51) guided-missile destroyers. Additionally, the Information Technology and Mission Systems segments each achieved a book-to-bill ratio greater than 1-to-1 in the third quarter of 2018. Estimated potential contract value in our defense segments was $32.5 billion on September 30, 2018, up 6.8% from $30.4 billion on July 1, 2018, driven by a multibillion-dollar IDIQ contract awarded by the U.S. Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program. In addition to these programs, we received the following significant contract awards during the third quarter of 2018:
Combat Systems:

•	$160 from the U.S. Army for munitions and ordnance, including Hydra-70 rockets.

•	$85 from the U.S. Air Force for various rounds of medium-caliber ammunition.

•	$55 to integrate a Mission Equipment Package onto Stryker vehicles to provide short range air defense capabilities.

•	$30 from the U.S. Defense Logistics Agency to provide spare parts for Abrams main battle tanks.

•	$30 to produce Patriot Advanced Capability-3 (PAC-3) guided-missile system motor cases.
Information Technology:

•	$330 from the U.S. Census Bureau to provide contact-center systems and operations support for the 2020 Census Questionnaire Assistance program.

•	$210 from the Centers for Medicare & Medicaid Services for benefits recovery services, cloud hosting and IT support.

•	$100 to provide logistics, sustainment and maintenance support services for the U.S. Army’s worldwide C4ISR systems.

•	$95 from the U.S. Department of State to provide visa application and issuance support services to U.S. embassies and consulates worldwide.

•	$95 from the U.S. Naval Air Warfare Center for design, development and support of shipboard and airborne platforms.

•	$90 from the U.S. Federal Emergency Management Agency (FEMA) for contact-center operations and support services.

Mission Systems:

•	$170 from the U.S. Navy for combat and seaframe control systems on Independence-variant Littoral Combat Ships (LCS).

•	$150 for additional equipment to support the U.S. Army’s mobile communications network.

•	$100 from the Army for computing and communications equipment under the Common Hardware Systems-4 (CHS-4) program.

•	$75 from the Canadian Department of National Defence to modernize and provide in-service support for the underwater warfare sensor suite installed on Halifax-class frigates.

•	$75 to rebuild and repair MK6 missile guidance systems and produce MK6 circuit card assemblies for the Navy.
Marine Systems:

•	$580 from the Navy for surface ship maintenance and modernization work.

•	$480 from the Navy to continue design and development work in support of the Columbia-class submarine program.

•	$55 from the Navy for the procurement and management of spare parts and equipment for the Zumwalt-class (DDG-1000) guided-missile destroyer program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2018 with a cash balance of $1 billion, down $2 billion from the end of 2017. Our net debt position, defined as debt less cash and equivalents and marketable securities, was $12.1 billion at the end of the third quarter of 2018 compared with $1 billion at the end of 2017. The increase is due primarily to financing the CSRA acquisition.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first nine months of 2018 and 2017, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.
OPERATING ACTIVITIES
We generated cash from operating activities of $1.1 billion in the first nine months of 2018 compared with $1.9 billion in the same period in 2017. The primary driver of cash inflows in both periods was net earnings. However, cash flows in both periods were affected negatively by growth in operating working capital, particularly on the large international vehicle contracts in our Combat Systems segment, and the new G500 and G600 aircraft programs in our Aerospace segment. Additionally, cash flows in the first nine months of 2018 reflected a discretionary pension plan contribution of $255.
INVESTING ACTIVITIES
Cash used for investing activities was $10.3 billion in the first nine months of 2018 compared with $585 in the same period in 2017. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. In the first nine months of 2018, we acquired three businesses for an aggregate of $10 billion, including $9.7 billion for CSRA. In the first nine months of 2017, we acquired three businesses for an aggregate of $364. Capital expenditures increased to $447 in the first nine months of 2018 compared with $273 in the same period in 2017 to support growth at Gulfstream and our shipyards. We expect capital expenditures to be slightly above 2% of revenue in 2018.

FINANCING ACTIVITIES
Cash provided by financing activities was $7.3 billion in the first nine months of 2018 compared with cash used for financing activities of $881 in the same period in 2017. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and employee stock option exercises. Our financing activities also include repurchases of common stock, payment of dividends and debt repayments.
On March 1, 2017, our board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the first nine months of 2018, we repurchased 2.5 million of our outstanding shares for $522. On September 30, 2018, 5.1 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 5.9 million shares for $1.1 billion in the first nine months of 2017.
On March 7, 2018, our board of directors declared an increased quarterly dividend of $0.93 per share, the 21st consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.84 per share in March 2017. Cash dividends paid were $801 in the first nine months of 2018 compared with $735 in the same period in 2017.
In the first nine months of 2018, we issued $7.5 billion of fixed- and floating-rate notes to finance the acquisition of CSRA. Additionally, in the first nine months of 2018, we paid $450 to satisfy obligations under CSRA’s accounts receivable purchase agreement. In the the first nine months of 2017, we issued $1 billion of fixed-rate notes that were used to repay $900 of fixed-rate notes that matured in the fourth quarter of 2017 and for general corporate purposes.
On September 30, 2018, we had $1.7 billion of commercial paper outstanding. We have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
For additional information regarding the financing of the CSRA acquisition, our debt obligations, including interest rates, and our credit facilities, see Note I to the unaudited Consolidated Financial Statements in Part I, Item 1.
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

Nine Months Ended	September 30, 2018	October 1, 2017
Net cash provided by operating activities	$1,081	$1,882
Capital expenditures	(447)	(273)
Free cash flow from operations	$634	$1,609
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	44%	83%
Free cash flow from operations	26%	71%

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
Revenue. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $103 ($0.27) and $283 ($0.75) for the three- and nine-month periods ended September 30, 2018, and $103 ($0.22) and $274 ($0.58) for the three- and nine-month periods ended October 1, 2017, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 30, 2018, or October 1, 2017.
CSRA Acquisition. We are required to estimate the fair value of the assets acquired and liabilities assumed in business combinations on the acquisition date, including identified intangible assets. The amount of purchase price paid in excess of the net assets acquired is recorded as goodwill. The fair values are estimated in accordance with the principles of ASC 820, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair values of the net assets acquired are determined primarily using Level 3 inputs (inputs that are unobservable to the market place participant).
The most significant of the fair value estimates is related to long-lived assets, specifically intangible assets subject to amortization. We have preliminarily valued $2.1 billion of acquired intangible assets in connection with the CSRA acquisition. This amount was determined based primarily on CSRA’s projected cash flows. The projected cash flows include various assumptions, including the timing of work embedded in backlog, success in securing future business, profitability of work, and the appropriate risk-adjusted interest rate used to discount the projected cash flows.
We are in various phases of valuing the net tangible and intangible assets acquired and liabilities assumed, and our estimate of these values was still preliminary on September 30, 2018. Therefore, these provisional amounts are subject to change as we complete the valuations throughout the measurement period, which will extend throughout 2018.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on September 30, 2018, our disclosure controls and procedures were effective. As permitted by SEC guidance, the scope of this evaluation did not include the internal controls over financial reporting of CSRA Inc., which we acquired on April 3, 2018. See Note B to the unaudited Consolidated Financial Statements in Part I, Item 1, for further discussion of the acquisition. CSRA represented approximately 15% of our consolidated revenue in the third quarter of 2018 and 20% of our consolidated assets on September 30, 2018.
Other than changes arising from ongoing integration activities associated with the CSRA acquisition, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Pursuant to Share Buyback Program
7/2/18-7/29/18	450,000	$193.05	450,000	5,060,168
7/30/18-8/26/18	—	—	—	5,060,168
8/27/18-9/30/18	—	—	—	5,060,168

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
7/2/18-7/29/18	1,677	187.16
7/30/18-8/26/18	—	—
8/27/18-9/30/18	287	193.35
	451,964	$193.03
* Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the third quarter of 2018.

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
Dated: October 24, 2018