Form 10-Q
period 2019-03-31
GENERAL DYNAMICS CORP
filed 2019-04-24
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company ___ Emerging growth company ___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓
288,871,990 shares of the registrant’s common stock, $1 par value per share, were outstanding on March 31, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	March 31, 2019	April 1, 2018
Revenue:
Products	$5,251	$4,576
Services	4,010	2,959
	9,261	7,535
Operating costs and expenses:
Products	(4,235)	(3,546)
Services	(3,398)	(2,444)
General and administrative (G&A)	(614)	(537)
	(8,247)	(6,527)
Operating earnings	1,014	1,008
Interest, net	(117)	(27)
Other, net	18	(21)
Earnings before income tax	915	960
Provision for income tax, net	(170)	(161)
Net earnings	$745	$799

Earnings per share
Basic	$2.59	$2.70
Diluted	$2.56	$2.65
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 31, 2019	April 1, 2018
Net earnings	$745	$799
Gains (losses) on cash flow hedges	17	(3)
Foreign currency translation adjustments	31	1
Change in retirement plans’ funded status	63	84
Other comprehensive income, pretax	111	82
Provision for income tax, net	(16)	(15)
Other comprehensive income, net of tax	95	67
Comprehensive income	$840	$866
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and equivalents	$673	$963
Accounts receivable	3,718	3,759
Unbilled receivables	7,367	6,576
Inventories	6,185	5,977
Other current assets	924	914
Total current assets	18,867	18,189
Noncurrent assets:
Property, plant and equipment, net	4,054	3,978
Intangible assets, net	2,518	2,585
Goodwill	19,668	19,594
Other assets	2,359	1,062
Total noncurrent assets	28,599	27,219
Total assets	$47,466	$45,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,097	$973
Accounts payable	3,008	3,179
Customer advances and deposits	6,695	7,270
Other current liabilities	3,582	3,317
Total current liabilities	15,382	14,739
Noncurrent liabilities:
Long-term debt	11,451	11,444
Other liabilities	8,399	7,493
Commitments and contingencies (see Note M)
Total noncurrent liabilities	19,850	18,937
Shareholders’ equity:
Common stock	482	482
Surplus	2,937	2,946
Retained earnings	29,781	29,326
Treasury stock	(17,283)	(17,244)
Accumulated other comprehensive loss	(3,683)	(3,778)
Total shareholders’ equity	12,234	11,732
Total liabilities and shareholders’ equity	$47,466	$45,408
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 31, 2019	April 1, 2018
Cash flows from operating activities - continuing operations:
Net earnings	$745	$799
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation of property, plant and equipment	114	89
Amortization of intangible and finance lease right-of-use assets	91	20
Equity-based compensation expense	40	29
Deferred income tax provision	(10)	4
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	49	(150)
Unbilled receivables	(873)	(608)
Inventories	(210)	(236)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(167)	(358)
Customer advances and deposits	(623)	(149)
Other, net	49	64
Net cash used by operating activities	(795)	(496)
Cash flows from investing activities:
Capital expenditures	(181)	(104)
Other, net	(6)	(1)
Net cash used by investing activities	(187)	(105)
Cash flows from financing activities:
Proceeds from commercial paper, net	1,010	2,494
Dividends paid	(268)	(250)
Purchases of common stock	(133)	(267)
Other, net	88	(25)
Net cash provided by financing activities	697	1,952
Net cash used by discontinued operations	(5)	(2)
Net (decrease) increase in cash and equivalents	(290)	1,349
Cash and equivalents at beginning of period	963	2,983
Cash and equivalents at end of period	$673	$4,332
Supplemental cash flow information:
Income tax (payments) refunds, net	$(37)	$4
Interest payments	$(48)	$(21)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2018	$482	$2,946	$29,326	$(17,244)	$(3,778)	$11,732
Net earnings	—	—	745	—	—	745
Cash dividends declared	—	—	(290)	—	—	(290)
Equity-based awards	—	(9)	—	47	—	38
Shares purchased	—	—	—	(86)	—	(86)
Other comprehensive income	—	—	—	—	95	95
March 31, 2019	$482	$2,937	$29,781	$(17,283)	$(3,683)	$12,234

December 31, 2017	$482	$2,872	$26,444	$(15,543)	$(2,820)	$11,435
Cumulative-effect adjustment*	—	—	638	—	(638)	—
Net earnings	—	—	799	—	—	799
Cash dividends declared	—	—	(276)	—	—	(276)
Equity-based awards	—	(52)	—	58	—	6
Shares purchased	—	—	—	(257)	—	(257)
Other comprehensive income	—	—	—	—	67	67
April 1, 2018	$482	$2,820	$27,605	$(15,742)	$(3,391)	$11,774
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

* Reflects the cumulative effect of Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which we adopted on January 1, 2018.

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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended March 31, 2019, and April 1, 2018.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Accounting Standards Updates. Effective January 1, 2019, we adopted Accounting Standards Codification (ASC) Topic 842, Leases. ASC Topic 842 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. As we elected the cumulative-effect adoption method, prior-period information has not been restated.
The standard provided several optional practical expedients for use in transition. We elected to use what the Financial Accounting Standards Board (FASB) has deemed the “package of practical expedients,” which allowed us not to reassess our previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. We did not elect the practical expedient pertaining to the use of hindsight.
The most significant effects of the standard on our Consolidated Financial Statements are (1) the recognition of new right-of-use assets and lease liabilities on our Consolidated Balance Sheet for our operating leases, and (2) significant new disclosures about our leasing activities (see Note N). On January 1, 2019, we recognized operating lease liabilities and right-of-use assets of $1.4 billion based on the present value of the remaining lease payments over the lease term. The adoption did not result in a cumulative-effect adjustment to retained earnings. The new standard did not have a material impact on our results of operations or cash flows.
For a discussion of other accounting standards that have been issued by the FASB but are not yet effective, refer to the Accounting Standards Updates section in our Annual Report on Form 10-K for the year ended December 31, 2018. These standards are not expected to have a material impact on our results of operations or cash flows.

B. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
CSRA Acquisition
On April 3, 2018, we acquired 100% of the outstanding shares of CSRA Inc. (CSRA) for $41.25 per share in cash plus the assumption of outstanding net debt. CSRA is a provider of IT solutions to the defense, intelligence and federal civilian markets and is included in our Information Technology segment.
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
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the acquisition date, with the excess recorded as goodwill:

Cash and equivalents	$45
Accounts receivable	155
Unbilled receivables	420
Other current assets	303
Property, plant and equipment, net	326
Intangible assets, net	2,066
Goodwill	7,931
Other noncurrent assets	369
Total assets	$11,615
Account payable	$(135)
Customer advances and deposits	(151)
Current lease obligation	(51)
Other current liabilities	(434)
Noncurrent lease obligation	(207)
Noncurrent deferred tax liability	(356)
Other noncurrent liabilities	(532)
Total liabilities	$(1,866)
Net assets acquired	$9,749

During the quarter, we obtained additional information that resulted in adjustments to the estimated fair values that were not material.
We have valued $2.1 billion of acquired intangible assets, which consists of acquired backlog and probable follow-on work and associated customer relationships (contract and program intangible assets), with a weighted-average life of 17 years. The intangible assets are being amortized using an accelerated method, which approximates the pattern of how the economic benefit is expected to be used. Under this method, approximately 50% of the aggregate value of the intangible assets will be amortized within six years of the acquisition date.
Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired, and is attributable primarily to expected synergies, economies of scale and the assembled workforce of CSRA. Approximately $490 of this goodwill is deductible for income tax purposes over its remaining tax life.
Other Acquisitions and Divestitures
In the first three months of 2019, we completed the acquisition of a business in each of our Aerospace and Missions Systems segments. In 2018, we acquired five businesses in addition to the acquisition of CSRA for approximately $400: Hawker Pacific, a leading provider of integrated aviation solutions across Asia Pacific and the Middle East, and two fixed-base operation (FBO) businesses in our Aerospace segment; a maintenance and service provider for the German Army and other international customers in our Combat Systems segment; and a provider of specialized transmitters and receivers in our Mission Systems segment. As the purchase prices of these acquisitions were not material for the three-month periods ended March 31, 2019, and April 1, 2018, they are included in other investing activities, net, in the unaudited Consolidated Statement of Cash Flows.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
We did not have any divestitures in the first three months of 2019. In 2018, we completed the sale of a commercial health products business during the first quarter and the sale of a public-facing contact-center business during the fourth quarter in our Information Technology segment. As the proceeds from the sale of the commercial health products business were not material for the three-month period ended April 1, 2018, they are included in other investing activities, net, in the unaudited Consolidated Statement of Cash Flows.
Goodwill
The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Goodwill
December 31, 2018 (a)	$2,813	$2,633	$9,622	$4,229	$297	$19,594
Acquisitions (b)	3	(1)	72	6	—	80
Other (c)	(20)	9	1	4	—	(6)
March 31, 2019 (a)	$2,796	$2,641	$9,695	$4,239	$297	$19,668
(a)Goodwill in the Information Technology and Mission Systems reporting units is net of $536 and $1.3 billion of accumulated impairment losses, respectively.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.

Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	March 31, 2019			December 31, 2018
Contract and program intangible assets (b)	$3,771	$(1,589)	$2,182	$3,771	$(1,531)	$2,240
Trade names and trademarks	463	(180)	283	469	(177)	292
Technology and software	171	(120)	51	165	(116)	49
Other intangible assets	159	(157)	2	159	(155)	4
Total intangible assets	$4,564	$(2,046)	$2,518	$4,564	$(1,979)	$2,585

(a)	Change in gross carrying amounts consists primarily of adjustments for acquired intangible assets and foreign currency translation.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense for intangible assets was $70 and $20 for the three-month periods ended March 31, 2019, and April 1, 2018.

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 75% and 73% of our revenue for the three-month periods ended March 31, 2019, and April 1, 2018, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.

Revenue from goods and services transferred to customers at a point in time accounted for 25% and 27% of our revenue for the three-month periods ended March 31, 2019, and April 1, 2018, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On March 31, 2019, we had $69.2 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 65% of our remaining performance obligations as revenue by year-end 2020, an additional 25% by year-end 2022 and the balance thereafter. On December 31, 2018, we had $67.9 billion of remaining performance obligations, at which time we expected to recognize approximately 45% of these remaining performance obligations as revenue in 2019, an additional 35% by year-end 2021 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Three Months Ended	March 31, 2019	April 1, 2018
Revenue	$96	$115
Operating earnings	68	97
Diluted earnings per share	$0.18	$0.25

No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended March 31, 2019, or April 1, 2018.
Revenue by Category. Our portfolio of products and services consists of approximately 11,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

Three Months Ended	March 31, 2019	April 1, 2018
Aircraft manufacturing and completions	$1,691	$1,366
Aircraft services	507	451
Pre-owned aircraft	42	8
Total Aerospace	2,240	1,825
Military vehicles	1,134	956
Weapons systems, armament and munitions	401	383
Engineering and other services	101	101
Total Combat Systems	1,636	1,440
Information technology services	2,169	1,138
Total Information Technology	2,169	1,138
C4ISR* solutions	1,158	1,098
Total Mission Systems	1,158	1,098
Nuclear-powered submarines	1,377	1,296
Surface ships	446	483
Repair and other services	235	255
Total Marine Systems	2,058	2,034
Total revenue	$9,261	$7,535
* Command, control, communications, computers, intelligence, surveillance and reconnaissance.
Revenue by contract type was as follows:

Three Months Ended March 31, 2019	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$2,040	$1,416	$921	$651	$1,416	$6,444
Cost-reimbursement	—	211	841	463	640	2,155
Time-and-materials	200	9	407	44	2	662
Total revenue	2,240	1,636	2,169	1,158	2,058	9,261
Three Months Ended April 1, 2018
Fixed-price	$1,668	$1,253	$387	$620	$1,305	$5,233
Cost-reimbursement	—	179	577	440	728	1,924
Time-and-materials	157	8	174	38	1	378
Total revenue	1,825	1,440	1,138	1,098	2,034	7,535
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
Revenue by customer was as follows:

Three Months Ended March 31, 2019	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
Department of Defense (DoD)	$123	$793	$950	$784	$1,975	$4,625
Non-DoD	—	3	1,166	135	—	1,304
Foreign Military Sales (FMS)	15	79	5	9	44	152
Total U.S. government	138	875	2,121	928	2,019	6,081
U.S. commercial	1,329	50	40	35	36	1,490
Non-U.S. government	59	701	8	166	2	936
Non-U.S. commercial	714	10	—	29	1	754
Total revenue	2,240	1,636	2,169	1,158	2,058	9,261
Three Months Ended April 1, 2018
U.S. government:
DoD	$41	$607	$433	$742	$1,950	$3,773
Non-DoD	—	1	637	118	—	756
FMS	16	69	8	7	29	129
Total U.S. government	57	677	1,078	867	1,979	4,658
U.S. commercial	842	58	40	27	53	1,020
Non-U.S. government	10	697	20	172	2	901
Non-U.S. commercial	916	8	—	32	—	956
Total revenue	$1,825	$1,440	$1,138	$1,098	$2,034	$7,535
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended March 31, 2019, were not materially impacted by any other factors except for the delays in payment on an international wheeled armored vehicle contract in our Combat Systems segment as further discussed in Note G.
Revenue recognized for the three-month periods ended March 31, 2019, and April 1, 2018, that was included in the contract liability balance at the beginning of each year was $1.7 billion and $1.5 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

D. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased in 2019 and 2018 due to share repurchases. See Note K for further discussion of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	March 31, 2019	April 1, 2018
Basic weighted average shares outstanding	287,917	296,399
Dilutive effect of stock options and restricted stock/RSUs*	2,974	4,705
Diluted weighted average shares outstanding	290,891	301,104
* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 3,975 and 517 for the three-month periods ended March 31, 2019, and April 1, 2018, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on March 31, 2019, or December 31, 2018.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on March 31, 2019, and December 31, 2018, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	March 31, 2019
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$6	$6	$—	$6	$—
Available-for-sale debt securities	143	143	—	143	—
Equity securities	50	50	50	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(61)	(61)	—	(61)	—
Measured at amortized cost:
Short- and long-term debt principal	(13,646)	(13,704)	—	(13,704)	—

	December 31, 2018
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$29	$29	$23	$6	$—
Available-for-sale debt securities	121	121	—	121	—
Equity securities	52	52	52	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(69)	(69)	—	(69)	—
Measured at amortized cost:
Short- and long-term debt principal	(12,518)	(12,346)	—	(12,346)	—
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

F. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	March 31, 2019	December 31, 2018
Deferred tax asset	$39	$38
Deferred tax liability	(544)	(577)
Net deferred tax liability	$(505)	$(539)
Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50% chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The total amount of these tax liabilities on March 31, 2019, was not material to our results of operations, financial condition or cash flows.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on March 31, 2019, was not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	March 31, 2019	December 31, 2018
Unbilled revenue	$30,497	$27,908
Advances and progress billings	(23,130)	(21,332)
Net unbilled receivables	$7,367	$6,576
The increase in net unbilled receivables during the three-month period ended March 31, 2019, was due primarily to an international wheeled armored vehicle contract in our Combat Systems segment. At March 31, 2019 the net unbilled receivable related to this contract was $2.2 billion. Our contract is with the Canadian government, who is selling the vehicles to an international customer. We have experienced delays in payment under the contract. We continue to meet our obligations under the contract and are entitled to payment for work performed. Therefore, we expect to collect the full amount currently outstanding.

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

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Work in process	$4,510	$4,357
Raw materials	1,535	1,504
Finished goods	45	33
Pre-owned aircraft	95	83
Total inventories	$6,185	$5,977
The increase in total inventories during the three-month period ended March 31, 2019, was due primarily to the ramp-up in production of the new G600 aircraft in our Aerospace segment, for which we are anticipating FAA type certification and entry into service in 2019.

I. DEBT
Debt consisted of the following:

		March 31, 2019	December 31, 2018
Fixed-rate notes due:	Interest rate:
May 2020	2.875%	$2,000	$2,000
May 2021	3.000%	2,000	2,000
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
May 2025	3.500%	750	750
August 2026	2.125%	500	500
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
November 2042	3.600%	500	500
Floating-rate notes due:
May 2020	3-month LIBOR + 0.29%	500	500
May 2021	3-month LIBOR + 0.38%	500	500
Commercial paper	2.516%	1,865	850
Other	Various	281	168
Total debt principal		13,646	12,518
Less unamortized debt issuance costs and discounts		98	101
Total debt		13,548	12,417
Less current portion		2,097	973
Long-term debt		$11,451	$11,444
Our fixed- and floating-rate notes are fully and unconditionally guaranteed by several of our 100%-owned subsidiaries. See Note Q for condensed consolidating financial statements. We have the option to redeem the fixed-rate notes prior to their maturity in whole or in part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
On March 31, 2019, we had $1.9 billion of commercial paper outstanding with a dollar-weighted average interest rate of 2.516%. We have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2020, a $1 billion multi-year facility expiring in November 2020 and a $2 billion multi-year facility expiring in March 2023. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. Our credit facilities are guaranteed by several of our 100%-owned subsidiaries. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on March 31, 2019.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	March 31, 2019	December 31, 2018

Salaries and wages	$811	$952
Retirement benefits	267	272
Operating lease liabilities	255	—
Workers’ compensation	248	244
Fair value of cash flow hedges	102	141
Other (a)	1,899	1,708
Total other current liabilities	$3,582	$3,317

Retirement benefits	$4,334	$4,422
Operating lease liabilities	1,129	—
Customer deposits on commercial contracts	678	726
Deferred income taxes	544	577
Other (b)	1,714	1,768
Total other liabilities	$8,399	$7,493
(a)Consists primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace segment, liabilities of discontinued operations, finance lease liabilities and insurance-related costs.
(b)Consists primarily of warranty reserves, workers’ compensation liabilities, finance lease liabilities and liabilities of discontinued operations.

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management’s repurchase of outstanding shares of our common stock on the open market. On December 5, 2018, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the three-month period ended March 31, 2019, we repurchased 0.5 million of our outstanding shares for $86. On March 31, 2019, 7 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 1.2 million shares for $257 in the three-month period ended April 1, 2018.

Dividends per Share. Our board of directors declared dividends of $1.02 and $0.93 per share for the three-month periods ended March 31, 2019 and April 1, 2018, respectively. We paid cash dividends of $268 and $250 for the three-month periods ended March 31, 2019, and April 1, 2018, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2018	$(71)	$—	$102	$(3,809)	$(3,778)
Other comprehensive income, pretax	17	—	31	63	111
Provision for income tax, net	(2)	—	—	(14)	(16)
Other comprehensive income, net of tax	15	—	31	49	95
March 31, 2019	$(56)	$—	$133	$(3,760)	$(3,683)

December 31, 2017	$(94)	$19	$402	$(3,147)	$(2,820)
Cumulative effect adjustments*	(4)	(19)	—	(615)	(638)
Other comprehensive income, pretax	(3)	—	1	84	82
Provision for income tax, net	1	—	—	(16)	(15)
Other comprehensive income, net of tax	(2)	—	1	68	67
April 1, 2018	$(100)	$—	$403	$(3,694)	$(3,391)
* Reflects the cumulative effect of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which we adopted on January 1, 2018.
Current-period amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and consisted of pretax recognized net actuarial losses of $68 and $95 for the three-month periods ended March 31, 2019, and April 1, 2018, respectively. This was offset partially by pretax amortization of prior service credit of $5 and $12 for the three-month periods ended March 31, 2019, and April 1, 2018, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note O for additional details.

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On March 31, 2019, we held $673 in cash and equivalents, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified supplemental executive retirement plans. On March 31, 2019, and December 31, 2018, these marketable securities totaled $199 and $202, respectively, and were reflected at fair value on the unaudited Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. We had notional forward exchange and interest rate swap contracts outstanding of $4.6 billion and $5.8 billion on March 31, 2019, and December 31, 2018, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note E for additional details.
Changes in fair value (gains and losses) related to derivative financial instruments that qualify as cash flow hedges are deferred in AOCL until the underlying transaction is reflected in earnings. Alternatively, gains and losses on derivative financial instruments that do not qualify for hedge accounting are recorded each period in earnings. All gains and losses from derivative financial instruments recognized in the Consolidated Statement of Earnings are presented in the same line item as the underlying transaction, either operating costs and expenses or interest expense.
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three-month periods ended March 31, 2019, and April 1, 2018. Net gains and losses reclassified to earnings from AOCL related to qualified hedges also were not material to our results of operations for the three-month periods ended March 31, 2019, and

April 1, 2018, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on March 31, 2019, or December 31, 2018.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three-month periods ended March 31, 2019, or April 1, 2018. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the three-month periods ended March 31, 2019, and April 1, 2018.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.3 billion on March 31, 2019. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of March 31, 2019, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended March 31, 2019, and April 1, 2018, were as follows:

Three Months Ended	March 31, 2019	April 1, 2018
Beginning balance	$480	$467
Warranty expense	27	29
Payments	(24)	(25)
Adjustments	(1)	(3)
Ending balance	$482	$468

N. LEASES
We determine at its inception whether an arrangement that provides us control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize a ROU asset and lease liability for leases with terms of 12 months or less. Certain of our leases include options to extend the term of the lease for up to 30 years or to terminate the lease within 1 year. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future payments.
Our leases commonly include payments that are based on the Consumer Price Index (CPI) or other similar indices. These variable lease payments are included in the calculation of the ROU asset and lease liability. Other variable lease payments, such as usage-based amounts, are excluded from the ROU asset and lease liability, and are expensed as incurred. In addition to the present value of the future lease payments, the calculation of the ROU asset also includes any deferred rent, lease pre-payments and initial direct costs of obtaining the lease, such as commissions.
In addition to the base rent, real estate leases typically contain provisions for common-area maintenance and other similar services, which are considered non-lease components for accounting purposes. For our real estate leases, we apply a practical expedient to include these non-lease components in calculating the ROU asset and lease liability. For all other types of leases, non-lease components are excluded from our ROU assets and lease liabilities and expensed as incurred.
Our leases are for office space, manufacturing facilities, and machinery and equipment. Real estate represents over 75% of our lease obligations.
The components of lease costs were as follows:

Three Months Ended	March 31, 2019
Finance lease cost
Amortization of right-of-use assets	$21
Interest on lease liabilities	7
Operating lease cost	86
Short-term lease cost	13
Sublease income	(4)
Total lease costs, net	$123

Additional information related to leases was as follows:

Three Months Ended	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$88
Operating cash flows from finance leases	7
Financing cash flows from finance leases	16
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	40
Finance leases	6
Weighted-average remaining lease term
Operating leases	11.0 years
Finance leases	5.6 years
Weighted-average discount rate
Operating leases	4%
Finance leases	9%
The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on our Consolidated Balance Sheet on March 31, 2019:

Year Ended December 31	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$233	$67
2020	253	81
2021	208	74
2022	161	74
2023	122	29
Thereafter	722	66
Total future lease payments	1,699	391
Less imputed interest	315	81
Present value of future lease payments	1,384	310
Less current portion of lease liabilities	255	66
Long-term lease liabilities	$1,129	$244
ROU assets	$1,315	$357
Lease liabilities are included on our Consolidated Balance Sheet in current and noncurrent other liabilities, while ROU assets are included in noncurrent other assets.
As of March 31, 2019, we have additional future payments on leases that have not yet commenced of $218. These leases will commence between 2019 and 2020 and have lease terms of 1 to 20 years.

As we have not restated prior-year information for our adoption of ASC Topic 842, the following presents our future minimum lease payments for operating leases and capital leases under ASC Topic 840 on December 31, 2018:

Year Ended December 31	Operating Leases	Capital Leases
2019	$297	$92
2020	234	84
2021	196	78
2022	154	79
2023	110	30
Thereafter	698	70
Total future minimum lease payments	$1,689	433
Less amount representing interest	*	95
Less amount representing executory costs	*	19
Present value of net minimum lease payments	*	319
Less current maturities of capital lease liabilities	*	64
Noncurrent capital lease liabilities	*	$255
* Not applicable for operating leases.

O. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.
Net periodic defined-benefit pension and other post-retirement benefit cost (credit) for the three-month periods ended March 31, 2019, and April 1, 2018, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Service cost	$28	$46	$2	$3
Interest cost	150	114	9	8
Expected return on plan assets	(228)	(179)	(9)	(9)
Recognized net actuarial loss (gain)	70	96	(2)	(1)
Amortization of prior service credit	(4)	(11)	(1)	(1)
Net periodic benefit cost (credit)	$16	$66	$(1)	$—
Beginning in 2019, we decreased the expected long-term rates of return on assets in our primary U.S. other post-retirement benefit plans by 100 basis points, following an assessment of the historical and expected long-term returns of our various asset classes.
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

P. SEGMENT INFORMATION
We have five operating segments, Aerospace, Combat Systems, Information Technology, Mission Systems and Marine Systems. We organize our segments in accordance with the nature of products and services offered. We measure each segment’s profitability based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our segments.
Summary financial information for each of our segments follows:

	Revenue		Operating Earnings
Three Months Ended	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Aerospace	$2,240	$1,825	$328	$346
Combat Systems	1,636	1,440	206	224
Information Technology	2,169	1,138	156	101
Mission Systems	1,158	1,098	148	146
Marine Systems	2,058	2,034	180	184
Corporate	—	—	(4)	7
Total	$9,261	$7,535	$1,014	$1,008
Corporate operating results have two primary components: pension and other post-retirement benefit income, and stock option expense. We are required to report the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) in other income (expense) in the Consolidated Statement of Earnings. As described in Note O, in our defense segments, pension and other post-retirement benefit costs are recoverable contract costs. Therefore, the non-service cost components are included in the operating results of these segments, but an offset is reported in Corporate.

Q. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)

Three Months Ended March 31, 2019	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$6,945	$2,316	$—	$9,261
Cost of sales	18	(5,726)	(1,925)	—	(7,633)
G&A	(22)	(419)	(173)	—	(614)
Operating earnings	(4)	800	218	—	1,014
Interest, net	(107)	—	(10)	—	(117)
Other, net	(8)	4	22	—	18
Earnings before income tax	(119)	804	230	—	915
Provision for income tax, net	31	(155)	(46)	—	(170)
Equity in net earnings of subsidiaries	833	—	—	(833)	—
Net earnings	$745	$649	$184	$(833)	$745
Comprehensive income	$840	$652	$237	$(889)	$840
Three Months Ended April 1, 2018
Revenue	$—	$6,484	$1,051	$—	$7,535
Cost of sales	19	(5,202)	(807)	—	(5,990)
G&A	(13)	(436)	(88)	—	(537)
Operating earnings	6	846	156	—	1,008
Interest, net	(26)	—	(1)	—	(27)
Other, net	(24)	1	2	—	(21)
Earnings before income tax	(44)	847	157	—	960
Provision for income tax, net	42	(165)	(38)	—	(161)
Equity in net earnings of subsidiaries	801	—	—	(801)	—
Net earnings	$799	$682	$119	$(801)	$799
Comprehensive income	$866	$685	$137	$(822)	$866

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

March 31, 2019	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$329	$—	$344	$—	$673
Accounts receivable	—	1,253	2,465	—	3,718
Unbilled receivables	—	2,985	4,382	—	7,367
Inventories	—	6,067	118	—	6,185
Other current assets	(43)	445	522	—	924
Total current assets	286	10,750	7,831	—	18,867
Noncurrent assets:
Property, plant and equipment (PP&E)	288	7,263	1,594	—	9,145
Accumulated depreciation of PP&E	(85)	(4,138)	(868)	—	(5,091)
Intangible assets, net	—	241	2,277	—	2,518
Goodwill	—	8,036	11,632	—	19,668
Other assets	207	1,052	1,100	—	2,359
Net investment in subsidiaries	27,050	—	—	(27,050)	—
Total noncurrent assets	27,460	12,454	15,735	(27,050)	28,599
Total assets	$27,746	$23,204	$23,566	$(27,050)	$47,466

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$1,863	$—	$234	$—	$2,097
Customer advances and deposits	—	4,245	2,450	—	6,695
Other current liabilities	691	4,000	1,899	—	6,590
Total current liabilities	2,554	8,245	4,583	—	15,382
Noncurrent liabilities:
Long-term debt	11,405	39	7	—	11,451
Other liabilities	1,553	4,656	2,190	—	8,399
Total noncurrent liabilities	12,958	4,695	2,197	—	19,850
Total shareholders’ equity	12,234	10,264	16,786	(27,050)	12,234
Total liabilities and shareholders’ equity	$27,746	$23,204	$23,566	$(27,050)	$47,466

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$460	$—	$503	$—	$963
Accounts receivable	—	1,171	2,588	—	3,759
Unbilled receivables	—	2,758	3,818	—	6,576
Inventories	—	5,855	122	—	5,977
Other current assets	(45)	441	518	—	914
Total current assets	415	10,225	7,549	—	18,189
Noncurrent assets:
Property, plant and equipment (PP&E)	273	7,177	1,522	—	8,972
Accumulated depreciation of PP&E	(83)	(4,071)	(840)	—	(4,994)
Intangible assets, net	—	251	2,334	—	2,585
Goodwill	—	8,031	11,563	—	19,594
Other assets	195	274	593	—	1,062
Net investment in subsidiaries	25,313	—	—	(25,313)	—
Total noncurrent assets	25,698	11,662	15,172	(25,313)	27,219
Total assets	$26,113	$21,887	$22,721	$(25,313)	$45,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$850	$—	$123	$—	$973
Customer advances and deposits	—	4,541	2,729	—	7,270
Other current liabilities	552	3,944	2,000	—	6,496
Total current liabilities	1,402	8,485	4,852	—	14,739
Noncurrent liabilities:
Long-term debt	11,398	39	7	—	11,444
Other liabilities	1,581	4,073	1,839	—	7,493
Total noncurrent liabilities	12,979	4,112	1,846	—	18,937
Total shareholders’ equity	11,732	9,290	16,023	(25,313)	11,732
Total liabilities and shareholders’ equity	$26,113	$21,887	$22,721	$(25,313)	$45,408

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2019	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash (used) provided by operating activities*	$59	$(167)	$(687)	$—	$(795)
Cash flows from investing activities:
Capital expenditures	(20)	(106)	(55)	—	(181)
Other, net	5	1	(12)	—	(6)
Net cash used by investing activities	(15)	(105)	(67)	—	(187)
Cash flows from financing activities:
Proceeds from commercial paper, net	1,010	—	—	—	1,010
Dividends paid	(268)	—	—	—	(268)
Purchases of common stock	(133)	—	—	—	(133)
Other, net	(5)	—	93	—	88
Net cash provided by financing activities	604	—	93	—	697
Net cash used by discontinued operations	(5)	—	—	—	(5)
Cash sweep/funding by parent	(774)	272	502	—	—
Net decrease in cash and equivalents	(131)	—	(159)	—	(290)
Cash and equivalents at beginning of period	460	—	503	—	963
Cash and equivalents at end of period	$329	$—	$344	$—	$673
Three Months Ended April 1, 2018
Net cash (used) provided by operating activities*	$80	$105	$(681)	$—	$(496)
Cash flows from investing activities:
Capital expenditures	(7)	(86)	(11)	—	(104)
Other, net	1	(2)	—	—	(1)
Net cash used by investing activities	(6)	(88)	(11)	—	(105)
Cash flows from financing activities:
Proceeds from commercial paper, net	2,494	—	—	—	2,494
Purchases of common stock	(267)	—	—	—	(267)
Dividends paid	(250)	—	—	—	(250)
Other, net	(25)	—	—	—	(25)
Net cash provided by financing activities	1,952	—	—	—	1,952
Net cash used by discontinued operations	(2)	—	—	—	(2)
Cash sweep/funding by parent	(167)	(17)	184	—	—
Net increase in cash and equivalents	1,857	—	(508)	—	1,349
Cash and equivalents at beginning of period	1,930	—	1,053	—	2,983
Cash and equivalents at end of period	$3,787	$—	$545	$—	$4,332
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
We operate through five operating segments: Aerospace, Combat Systems, Information Technology, Mission Systems and Marine Systems. Our primary customer is the U.S. government, including the Department of Defense (DoD), the intelligence community and other U.S. government customers. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business-jet aircraft. The following discussion should be read in conjunction with our 2018 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

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

CONSOLIDATED OVERVIEW

Three Months Ended	March 31, 2019	April 1, 2018	Variance
Revenue	$9,261	$7,535	$1,726	22.9%
Operating costs and expenses	(8,247)	(6,527)	(1,720)	26.4%
Operating earnings	1,014	1,008	6	0.6%
Operating margin	10.9%	13.4%
Our consolidated revenue increased in the first quarter of 2019 driven by growth in all of our segments. The growth in our IT segment was driven by the acquisition of CSRA Inc. (CSRA), which we acquired on April 3, 2018. See Note B to the unaudited Consolidated Financial Statements in Part I, Item 1, for further discussion of the acquisition. There were also significant increases in our Aerospace segment due to additional aircraft deliveries and in our Combat Systems segment due to higher volume from U.S. military vehicle programs.
Operating costs and expenses increased at a greater rate than revenue in the first quarter of 2019, resulting in a lower operating margin, due primarily to a less favorable aircraft delivery mix in our Aerospace segment and intangible asset amortization expense from the CSRA acquisition.

REVIEW OF OPERATING SEGMENTS
Following is a discussion of operating results for each of our operating segments. For the Aerospace segment, results are analyzed by specific types of products and services, consistent with how the segment is managed. For the defense segments, the discussion is based on the lines of products and services offered with a supplemental discussion of specific contracts and programs when significant to the results. Additional information regarding our segments can be found in Note P to the unaudited Consolidated Financial Statements in Part I, Item 1.
AEROSPACE

Three Months Ended	March 31, 2019	April 1, 2018	Variance
Revenue	$2,240	$1,825	$415	22.7%
Operating earnings	328	346	(18)	(5.2)%
Operating margin	14.6%	19.0%
Gulfstream aircraft deliveries (in units)	34	26	8	30.8%
Operating Results
The increase in the Aerospace segment’s revenue in the first quarter of 2019 consisted of the following:

Aircraft manufacturing and completions	$324
Aircraft services	57
Pre-owned aircraft	34
Total increase	$415
Aircraft manufacturing and completions revenue increased due to additional deliveries of the new large-cabin G500 aircraft, which entered into service in the third quarter of 2018. The increase in aircraft services revenue was driven by higher demand for maintenance work and the acquisition in the second quarter of 2018 of Hawker Pacific, a leading provider of integrated aviation solutions across Asia Pacific and the Middle East. We sold four pre-owned aircraft in the first quarter of 2019 compared with one in the prior-year period.
The change in the segment’s operating earnings in the first quarter of 2019 consisted of the following:

Aircraft manufacturing and completions	$(30)
Pre-owned aircraft	(2)
G&A/other expenses	14
Total decrease	$(18)
Aircraft manufacturing and completions operating earnings were down due to a shift in the mix of Gulfstream aircraft deliveries to the G500 and the typical lower margin associated with initial units of a new aircraft model. The segment’s operating earnings were impacted favorably by lower R&D expenses. Overall, the Aerospace segment’s operating margin decreased 440 basis points.

COMBAT SYSTEMS

Three Months Ended	March 31, 2019	April 1, 2018	Variance
Revenue	$1,636	$1,440	$196	13.6%
Operating earnings	206	224	(18)	(8.0)%
Operating margin	12.6%	15.6%
Operating Results
The increase in the Combat Systems segment’s revenue in the first quarter of 2019 consisted of the following:

U.S. military vehicles	$105
International military vehicles	51
Weapons systems and munitions	40
Total increase	$196
Revenue from U.S. Military vehicles increased due to higher volume on the U.S. Army’s Abrams tank programs, including work to produce Abrams M1A2 System Enhancement Package Version 3 (SEPv3) tanks, and the new Mobile Protected Firepower (MPF) vehicle. Additionally, revenue from international military vehicles increased due to higher volume on wheeled armored vehicle programs. Weapons systems and munitions revenue was up due to increased volume on several products, including Hydra-70 rockets for the U.S. government.
The Combat Systems segment’s operating margin decreased 300 basis points driven by contract mix in our U.S. military vehicles business and a settlement relating to a lease at a former operating site outside the United States.
INFORMATION TECHNOLOGY

Three Months Ended	March 31, 2019	April 1, 2018	Variance
Revenue	$2,169	$1,138	$1,031	90.6%
Operating earnings	156	101	55	54.5%
Operating margin	7.2%	8.9%
Operating Results
The Information Technology segment’s revenue increased from the CSRA acquisition in the second quarter of 2018. This increase was offset partially by the sale of the segment’s public-facing contact-center business in the fourth quarter of 2018. Operating margin decreased 170 basis points due to intangible asset amortization expense from the CSRA acquisition. Excluding the impact of this amortization, operating margin increased 60 basis points to 9.5% due to the addition of CSRA’s higher-margin, fixed-price work.
MISSION SYSTEMS

Three Months Ended	March 31, 2019	April 1, 2018	Variance
Revenue	$1,158	$1,098	$60	5.5%
Operating earnings	148	146	2	1.4%
Operating margin	12.8%	13.3%

Operating Results
The increase in the Mission Systems segment’s revenue in the first quarter of 2019 consisted of the following:

Ground systems and products	$65
Naval, air and electronic systems	17
Space, intelligence and cyber systems	(22)
Total increase	$60
Revenue in the Mission Systems segment was up due primarily to higher demand for computing and communications equipment and increased volume on our ground-based satellite communication systems programs in our ground systems and products business.
The Mission Systems segment’s operating margin was down 50 basis points due to program mix.
MARINE SYSTEMS

Three Months Ended	March 31, 2019	April 1, 2018	Variance
Revenue	$2,058	$2,034	$24	1.2%
Operating earnings	180	184	(4)	(2.2)%
Operating margin	8.7%	9.0%
Operating Results
The increase in the Marine Systems segment’s revenue in the first quarter of 2019 consisted of the following:

U.S. Navy ship construction	$50
Commercial ship construction	(16)
U.S. Navy ship engineering, repair and other services	(10)
Total increase	$24
Revenue from U.S. Navy ship construction increased due primarily to higher volume on the Virginia-class submarine program. This increase was partially offset by lower commercial ship construction and Navy overhaul and repair work.
The Marine Systems segment’s operating margin decreased 30 basis points driven by mix shift on the Virginia-class program between the mature Block III contract and the Block IV and V contracts.
CORPORATE
Corporate operating results consisted of the following:

Three Months Ended	March 31, 2019	April 1, 2018
Operating (expense) income	$(4)	$7
Corporate operating results have two primary components: pension and other post-retirement benefit income, and stock option expense.
We are required to report the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) in other income (expense) in the Consolidated Statement of Earnings. In our defense segments, pension and other post-retirement benefit costs are recoverable contract costs. Therefore, the non-service cost components are included in the operating results of these segments, but an offset is reported in Corporate. This amount decreased in 2019, resulting in a net expense.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	March 31, 2019	April 1, 2018	Variance
Revenue	$5,251	$4,576	$675	14.8%
Operating costs	(4,235)	(3,546)	(689)	19.4%
The increase in product revenue in the first quarter of 2019 consisted of the following:

Aircraft manufacturing and completions	$324
Military vehicle production	142
C4ISR products	71
Ship construction	66
Other, net	72
Total increase	$675
Aircraft manufacturing and completions revenue increased due to additional deliveries of the new large-cabin G500 aircraft. Military vehicle production revenue increased due to higher volume on the U.S. Army’s Abrams tank and MPF programs and international wheeled armored vehicle programs. C4ISR products revenue increased due to higher volume on several ground systems and products programs. Ship construction revenue increased with higher volume on the Virginia-class submarine program. The primary drivers of the increase in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	March 31, 2019	April 1, 2018	Variance
Revenue	$4,010	$2,959	$1,051	35.5%
Operating costs	(3,398)	(2,444)	(954)	39.0%
The increase in service revenue in the first quarter of 2019 consisted of the following:

IT services	$1,031
Aircraft services	57
Other, net	(37)
Total increase	$1,051
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

OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.6% in the first three months of 2019 compared with 7.1% in the first three months of 2018.
Interest, Net
Net interest expense was $117 in the first three months of 2019 compared with $27 in the prior-year period. The increase is due primarily to the impact of financing the CSRA acquisition, including the issuance of $7.5 billion of fixed- and floating-rate notes in the second quarter of 2018. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
Other, Net
Net other income was $18 in the first three months of 2019 compared with expense of $21 in the first three months of 2018. These amounts represent primarily the non-service cost components of pension and other post-retirement benefits, which became a net income item in 2019 versus a net expense in 2018.
Provision for Income Tax, Net
Our effective tax rate was 18.6% in the first three months of 2019 compared with 16.8% in the prior-year period. The increase is due primarily to a reduced favorable effect of excess tax benefits associated with equity-based compensation in the first three months of 2019 compared with 2018.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $69.2 billion at the end of the first quarter of 2019, up 2% from $67.9 billion on December 31, 2018. Our total backlog is equal to our remaining performance obligations under contracts that meet the criteria in ASC Topic 606 as discussed in Note C to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total potential contract value, which combines total backlog with estimated potential contract value, was $103.2 billion on March 31, 2019.

The following table details the backlog and estimated potential contract value of each segment at the end of the first quarter of 2019 and the fourth quarter of 2018:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Potential Contract Value
	March 31, 2019
Aerospace	$11,924	$244	$12,168	$2,080	$14,248
Combat Systems	15,475	515	15,990	4,185	20,175
Information Technology	4,770	3,584	8,354	16,666	25,020
Mission Systems	5,081	234	5,315	7,186	12,501
Marine Systems	19,935	7,446	27,381	3,831	31,212
Total	$57,185	$12,023	$69,208	$33,948	$103,156

	December 31, 2018
Aerospace	$11,208	$167	$11,375	$3,130	$14,505
Combat Systems	16,174	424	16,598	4,187	20,785
Information Technology	4,717	3,248	7,965	17,066	25,031
Mission Systems	4,890	445	5,335	7,409	12,744
Marine Systems	18,837	7,761	26,598	3,703	30,301
Total	$55,826	$12,045	$67,871	$35,495	$103,366

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the first quarter of 2019 with backlog of $12.2 billion, up 7% from $11.4 billion on December 31, 2018.
Orders in the first quarter of 2019 reflected demand across our product and services portfolio. The segment’s book-to-bill ratio (orders divided by revenue) was 1.4-to-1 in the first quarter of 2019 and exceeded 1-to-1 over the trailing 12 months.
Beyond total backlog, estimated potential contract value in the Aerospace segment was $2.1 billion on March 31, 2019, compared with $3.1 billion on December 31, 2018. Estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements.

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
Total backlog in our defense segments was $57 billion on March 31, 2019, up from $56.5 billion on December 31, 2018. The Information Technology, Mission Systems and Marine Systems segments each achieved a book-to-bill ratio of 1-to-1 or greater in the first quarter of 2019. Estimated potential contract value in our defense segments was $31.9 billion on March 31, 2019. We received the following significant contract awards during the first quarter of 2019:
Combat Systems:

•	$225 from the U.S. Army for inventory management and support services for the Stryker fleet.

•	$160 from the Army for various munitions.

•	$145 from the Army for systems technical support on the Abrams and Stryker programs.

•	$65 from the Army for design and prototype development of the Abrams tank System Enhancement Package Version 4 (SEPv4).
Information Technology:

•	An IDIQ contract from the U.S. Navy to provide cyber mission engineering support services. The program has a maximum potential contract value of $900 among ten awardees.

•	$580 for several key contracts to provide services to classified customers.

•	An IDIQ contract from the Defense Threat Reduction Agency (DTRA) to provide IT support services and capabilities. The program has a maximum potential contract value of $535 among five awardees.

•
An IDIQ contract from the DoD to provide cybersecurity, planning, execution and analysis services to the Joint Chiefs of Staff’s J7 training activities. The program has a maximum potential contract value of $500 among six awardees.

•	A blanket purchase agreement of $490 from the Defense Information Systems Agency (DISA) to operate, maintain, deploy and manage Pentagon and regional government-furnished network infrastructures.

•	$125 to provide turnkey training and simulation services for the Army’s Aviation Center of Excellence in Fort Rucker, Alabama.

•	$60 from the U.S. Air Force Central Command for communications technical support services in Asia.

•	$55 from the National Geospatial-Intelligence Agency (NGA) for IT lifecycle management and virtual desktop services.

•	$50 from the U.S. Department of Veterans Affairs to provide managed services to improve service desk interactions with end users.
Mission Systems:

•	$115 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.

•	$55 to provide development and maintenance services for the Army’s Consolidated Project Management (CPM) Next program.

•	$55 from the Navy for the production of Digital Modular Radios (DMR).

•	$45 from the Army for the production of the Prophet Enhanced Tactical Signals Intelligence System.

•	$40 for additional equipment to support the Army’s mobile communications network.
Marine Systems:

•	$2 billion from the Navy for long-lead materials for Block V Virginia-class submarines.

•
$300 from the Navy to provide maintenance and repair services for the Arleigh Burke-class (DDG-51) guided-missile destroyer, Wasp-class amphibious assault ship and Nimitz-class aircraft carrier programs.

•	$210 from the Navy for planning, scheduling and technical support for maintenance activities on the USS South Dakota, a Virginia-class submarine.

•	$70 from the Navy for planning yard services for the DDG-51 destroyer program.

•	$40 from the Navy to provide non-nuclear maintenance and repair services for submarines located at the Naval Submarine Support Facility in New London, Connecticut.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2019 with a cash balance of $673, down $290 from the end of 2018. Our net debt position, defined as debt less cash and equivalents and marketable securities, was $12.9 billion at the end of the first quarter of 2019 compared with $11.5 billion at the end of 2018.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first three months of 2019 and 2018, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.
OPERATING ACTIVITIES
Cash used for operating activities was $795 in the first three months of 2019 compared to $496 in the same period in 2018. The primary driver of cash inflows in both periods was net earnings. However, cash flows in both periods were affected negatively by growth in operating working capital, particularly the timing of payments on international armored vehicle contracts in our Combat Systems segment.

INVESTING ACTIVITIES
Cash used for investing activities was $187 in the first three months of 2019 compared with $105 in the same period in 2018. Our investing activities include cash paid for capital expenditures and business acquisitions; proceeds from asset sales; and purchases, sales and maturities of marketable securities. The primary use of cash for our investing activities in both periods was capital expenditures. Capital expenditures were $181 in the first three months of 2019 compared with $104 in the same period in 2018 to support growth at our shipyards. We expect capital expenditures to be approximately 3% of revenue in 2019.
FINANCING ACTIVITIES
Cash provided by financing activities was $697 in the first three months of 2019 compared with cash provided by financing activities of $2 billion in the same period in 2018. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and employee stock option exercises. Our financing activities also include repurchases of common stock, payment of dividends and debt repayments.
On December 5, 2018, our board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the first three months of 2019, we repurchased 0.5 million of our outstanding shares for $86. On March 31, 2019, 7 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 1.2 million shares for $257 in the first three months of 2018.
On March 6, 2019, our board of directors declared an increased quarterly dividend of $1.02 per share, the 22nd consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.93 per share in March 2018. Cash dividends paid were $268 in the first three months of 2019 compared with $250 in the same period in 2018.
In the first quarter of 2018, we issued $2.5 billion of commercial paper in anticipation of the acquisition of CSRA, which was completed on April 3, 2018.
We issued $1 billion of commercial paper in the first quarter of 2019, leaving $1.9 billion outstanding on March 31, 2019. We have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
For additional information regarding our debt obligations, including interest rates, and our credit facilities, see Note I to the unaudited Consolidated Financial Statements in Part I, Item 1.
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

Three Months Ended	March 31, 2019	April 1, 2018
Net cash used by operating activities	$(795)	$(496)
Capital expenditures	(181)	(104)
Free cash flow from operations	$(976)	$(600)
Cash flows as a percentage of earnings from continuing operations:
Net cash used by operating activities	(107)%	(62)%
Free cash flow from operations	(131)%	(75)%

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
Revenue. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $68 ($0.18) and $97 ($0.25) for the three-month periods ended March 31, 2019, and April 1, 2018, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended March 31, 2019, or April 1, 2018.
Leases. Effective January 1, 2019, we adopted ASC Topic 842, Leases. ASC Topic 842 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. As we elected the cumulative-effect adoption method, prior-period information has not been restated. The most significant effects of the standard on our Consolidated Financial Statements are (1) the recognition of new right-of-use assets and lease liabilities on our Consolidated Balance Sheet for our operating leases, and (2) significant new disclosures about our leasing activities (see Note N to the unaudited Consolidated Financial Statements in Part 1, Item1). On January 1, 2019, we recognized operating lease liabilities and right-of-use assets of $1.4 billion based on the present value of the remaining lease payments over the lease term. The adoption did not result in a cumulative-effect adjustment to retained earnings. The new standard did not have a material impact on our results of operations or cash flows.
CSRA Acquisition. We are required to estimate the fair value of the assets acquired and liabilities assumed in business combinations on the acquisition date, including identified intangible assets. The amount of purchase price paid in excess of the net assets acquired is recorded as goodwill. The fair values are estimated in accordance with the principles of ASC Topic 820, Fair Value Measurement, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair values of the net assets acquired are determined primarily using Level 3 inputs (inputs that are unobservable to the market place participant).
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
Other. Other significant estimates include those related to goodwill and intangible assets, income taxes, pension and other post-retirement benefits, workers’ compensation, warranty obligations, and litigation and other contingencies. We believe our judgment is applied consistently and produces financial information that fairly depicts our results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2018. For a discussion of new accounting standards that have been issued by the FASB but are not yet effective, see Note A to the Consolidated Financial Statements in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2018. These standards are not expected to have a material impact on our results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on March 31, 2019, our disclosure controls and procedures were effective.
In conjunction with the adoption of ASC Topic 842, effective January 1, 2019, we implemented a lease accounting system and related processes and internal controls, which represent a material change to a component of our internal control over financial reporting. There were no other changes that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe our estimates and judgments are reasonable based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation, the risk factors discussed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. These factors include:

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

•	expected recovery on contract claims and requests for equitable adjustment;

•	changing customer demand or preferences for business aircraft, including the effects of economic conditions on the business-aircraft market;

•	potential for changing prices for energy and raw materials;

•	the status or outcome of legal and/or regulatory proceedings;

•	potential effects of audits and reviews by government agencies of our government contract performance, compliance and internal control systems and policies;

•	risks and uncertainties relating to our acquisitions and joint ventures; and

•	potential for cybersecurity events and other disruptions.
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

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Pursuant to Share Buyback Program
1/1/19-1/27/19	425,000	$162.87	425,000	7,055,168
1/28/19-2/24/19	100,000	171.52	100,000	6,955,168
2/25/19-3/31/19	—	—	—	6,955,168

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
1/1/19-1/27/19	79,377	155.64
1/28/19-2/24/19	3,660	170.31
2/25/19-3/31/19	118,712	167.57
	726,749	$164.08
* Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the first quarter of 2019.

ITEM 6. EXHIBITS

10.1
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 6, 2019)*

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
Dated: April 24, 2019