Form 10-Q
period 2019-06-30
GENERAL DYNAMICS CORP
filed 2019-07-24
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☒] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3671

GENERAL DYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		13-1673581
State or other jurisdiction of incorporation or organization		I.R.S. employer identification no.

2941 Fairview Park Drive	Suite 100
Falls Church	Virginia	22042-4513
Address of principal executive offices		Zip code
(703) 876-3000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GD	New York Stock Exchange

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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company☐___ Emerging growth company☐ ___
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐___ No ✓
288,844,120 shares of the registrant’s common stock, $1 par value per share, were outstanding on June 30, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	June 30, 2019	July 1, 2018
Revenue:
Products	$5,401	$4,754
Services	4,154	4,432
	9,555	9,186
Operating costs and expenses:
Products	(4,342)	(3,702)
Services	(3,527)	(3,784)
General and administrative (G&A)	(596)	(612)
	(8,465)	(8,098)
Operating earnings	1,090	1,088
Interest, net	(119)	(103)
Other, net	12	(15)
Earnings before income tax	983	970
Provision for income tax, net	(177)	(184)
Net earnings	$806	$786

Earnings per share
Basic	$2.80	$2.65
Diluted	$2.77	$2.62
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	June 30, 2019	July 1, 2018
Revenue:
Products	$10,652	$9,330
Services	8,164	7,391
	18,816	16,721
Operating costs and expenses:
Products	(8,577)	(7,248)
Services	(6,925)	(6,228)
G&A	(1,210)	(1,149)
	(16,712)	(14,625)
Operating earnings	2,104	2,096
Interest, net	(236)	(130)
Other, net	30	(36)
Earnings before income tax	1,898	1,930
Provision for income tax, net	(347)	(345)
Net earnings	$1,551	$1,585

Earnings per share
Basic	$5.39	$5.35
Diluted	$5.33	$5.27
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Net earnings	$806	$786	$1,551	$1,585
Gains (losses) on cash flow hedges	51	(18)	68	(21)
Foreign currency translation adjustments	125	(216)	156	(215)
Change in retirement plans’ funded status	59	79	122	163
Other comprehensive income (loss), pretax	235	(155)	346	(73)
Provision for income tax, net	(28)	(12)	(44)	(27)
Other comprehensive income (loss), net of tax	207	(167)	302	(100)
Comprehensive income	$1,013	$619	$1,853	$1,485
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and equivalents	$702	$963
Accounts receivable	3,673	3,759
Unbilled receivables	7,554	6,576
Inventories	6,480	5,977
Other current assets	1,148	914
Total current assets	19,557	18,189
Noncurrent assets:
Property, plant and equipment, net	4,091	3,978
Intangible assets, net	2,457	2,585
Goodwill	19,662	19,594
Other assets	2,307	1,062
Total noncurrent assets	28,517	27,219
Total assets	$48,074	$45,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$4,960	$973
Accounts payable	2,860	3,179
Customer advances and deposits	6,714	7,270
Other current liabilities	3,480	3,317
Total current liabilities	18,014	14,739
Noncurrent liabilities:
Long-term debt	8,975	11,444
Other liabilities	8,208	7,493
Commitments and contingencies (see Note M)
Total noncurrent liabilities	17,183	18,937
Shareholders’ equity:
Common stock	482	482
Surplus	2,959	2,946
Retained earnings	30,291	29,326
Treasury stock	(17,379)	(17,244)
Accumulated other comprehensive loss	(3,476)	(3,778)
Total shareholders’ equity	12,877	11,732
Total liabilities and shareholders’ equity	$48,074	$45,408
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	June 30, 2019	July 1, 2018
Cash flows from operating activities - continuing operations:
Net earnings	$1,551	$1,585
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	232	206
Amortization of intangible and finance lease right-of-use assets	183	121
Equity-based compensation expense	72	71
Deferred income tax benefit	(17)	(6)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	64	344
Unbilled receivables	(1,074)	(1,030)
Inventories	(556)	(542)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(301)	(324)
Customer advances and deposits	(607)	(159)
Other, net	(51)	25
Net cash (used) provided by operating activities	(504)	291
Cash flows from investing activities:
Capital expenditures	(362)	(279)
Business acquisitions, net of cash acquired	(17)	(10,039)
Other, net	16	74
Net cash used by investing activities	(363)	(10,244)
Cash flows from financing activities:
Proceeds from commercial paper, net	1,394	2,786
Dividends paid	(563)	(526)
Purchases of common stock	(231)	(436)
Proceeds from fixed-rate notes	—	6,461
Proceeds from floating-rate notes	—	1,000
Repayment of CSRA accounts receivable purchase agreement	—	(450)
Other, net	30	3
Net cash provided by financing activities	630	8,838
Net cash used by discontinued operations	(24)	(6)
Net decrease in cash and equivalents	(261)	(1,121)
Cash and equivalents at beginning of period	963	2,983
Cash and equivalents at end of period	$702	$1,862
Supplemental cash flow information:
Income tax payments, net	$397	$155
Interest payments	$216	$95
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
March 31, 2019	$482	$2,937	$29,781	$(17,283)	$(3,683)	$12,234
Net earnings	—	—	806	—	—	806
Cash dividends declared	—	—	(296)	—	—	(296)
Equity-based awards	—	22	—	2	—	24
Shares purchased	—	—	—	(98)	—	(98)
Other comprehensive income	—	—	—	—	207	207
June 30, 2019	$482	$2,959	$30,291	$(17,379)	$(3,476)	$12,877

April 1, 2018	$482	$2,820	$27,605	$(15,742)	$(3,391)	$11,774
Net earnings	—	—	786	—	—	786
Cash dividends declared	—	—	(276)	—	—	(276)
Equity-based awards	—	45	—	11	—	56
Shares purchased	—	—	—	(179)	—	(179)
Other comprehensive loss	—	—	—	—	(167)	(167)
July 1, 2018	$482	$2,865	$28,115	$(15,910)	$(3,558)	$11,994

	Six Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2018	$482	$2,946	$29,326	$(17,244)	$(3,778)	$11,732
Net earnings	—	—	1,551	—	—	1,551
Cash dividends declared	—	—	(586)	—	—	(586)
Equity-based awards	—	13	—	49	—	62
Shares purchased	—	—	—	(184)	—	(184)
Other comprehensive income	—	—	—	—	302	302
June 30, 2019	$482	$2,959	$30,291	$(17,379)	$(3,476)	$12,877

December 31, 2017	$482	$2,872	$26,444	$(15,543)	$(2,820)	$11,435
Cumulative-effect adjustments*	—	—	638	—	(638)	—
Net earnings	—	—	1,585	—	—	1,585
Cash dividends declared	—	—	(552)	—	—	(552)
Equity-based awards	—	(7)	—	69	—	62
Shares purchased	—	—	—	(436)	—	(436)
Other comprehensive loss	—	—	—	—	(100)	(100)
July 1, 2018	$482	$2,865	$28,115	$(15,910)	$(3,558)	$11,994
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

* Reflects the cumulative effects of Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which we adopted on January 1, 2018.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per-share amounts or unless otherwise noted)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization. General Dynamics is a global aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; information technology (IT) services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) solutions; and shipbuilding and ship repair.
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
Our fiscal quarters are 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended June 30, 2019, and July 1, 2018.
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
The most significant effects of the standard on our Consolidated Financial Statements are (1) the recognition of new right-of-use assets and lease liabilities on our Consolidated Balance Sheet for our operating leases, and (2) significant new disclosures about our leasing activities (see Note N). On January 1, 2019, we recognized operating lease liabilities and right-of-use assets of $1.4 billion based on the present value of the remaining lease payments over the lease term. The adoption did not result in a cumulative-effect adjustment to retained earnings. The new standard did not have a material impact on our results of operations, financial condition or cash flows.
There are several other accounting standards that have been issued by the FASB but are not yet effective, including Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. We intend to adopt the standard on the effective date of January 1, 2020. We have not yet determined the effect of the ASU on our results of operations, financial condition or cash flows.

B. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
CSRA Acquisition
On April 3, 2018, we acquired 100% of the outstanding shares of CSRA Inc. (CSRA) for $41.25 per share in cash plus the assumption of outstanding net debt. CSRA is a provider of IT solutions to the defense, intelligence and federal civilian markets and is included in our Information Technology segment.

Fair Value of Net Assets Acquired. The following table summarizes the allocation of the $9.7 billion cash purchase price to the estimated fair values of the assets acquired and liabilities assumed on the acquisition date, with the excess recorded as goodwill:

Cash and equivalents	$45
Accounts receivable	155
Unbilled receivables	415
Other current assets	303
Property, plant and equipment, net	326
Intangible assets, net	2,066
Goodwill	7,935
Other noncurrent assets	369
Total assets	$11,614
Accounts payable	$(135)
Customer advances and deposits	(151)
Current lease obligation	(51)
Other current liabilities	(434)
Noncurrent lease obligation	(207)
Noncurrent deferred tax liability	(355)
Other noncurrent liabilities	(532)
Total liabilities	$(1,865)
Net assets acquired	$9,749

Pro Forma Information. The following pro forma information presents our consolidated revenue and net earnings as if the acquisition of CSRA and the related financing transactions had occurred on January 1, 2017:

	Three Months Ended	Six Months Ended
	July 1, 2018	July 1, 2018
Revenue	$9,225	$18,062
Net Earnings	854	1,598
Diluted earnings per share	$2.85	$5.32

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

•	The removal of CSRA’s historical pre-acquisition intangible asset amortization expense and debt-related interest expense.

•	The impact of intangible asset amortization expense assuming our estimate of fair value was applied on January 1, 2017.

•	The payment of acquisition-related costs assuming they were incurred on January 1, 2017.

The pro forma information does not reflect the realization of expected cost savings or synergies from the acquisition, and does not reflect what our combined results of operations would have been had the acquisition occurred on January 1, 2017.
Other Acquisitions and Divestitures
In the first six months of 2019, we acquired a business in each of our Aerospace and Missions Systems segments for a total of $17. In 2018, we acquired five businesses in addition to the acquisition of CSRA for approximately $400: Hawker Pacific, a leading provider of integrated aviation solutions across Asia Pacific and the Middle East, and two fixed-base operation (FBO) businesses in our Aerospace segment; a maintenance and service provider for the German Army and other international customers in our Combat Systems segment; and a provider of specialized transmitters and receivers in our Mission Systems segment.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
In the first six months of 2019, we completed the sale of a business in our Information Technology segment that was classified as held for sale on the Consolidated Balance Sheet on December 31, 2018. In 2018, we completed the sale of a commercial health products business during the first quarter and the sale of a public-facing contact-center business during the fourth quarter in our Information Technology segment. For the six-month periods ended June 30, 2019, and July 1, 2018, the proceeds from the sale of businesses were not material and are included in other investing activities, net, in the unaudited Consolidated Statement of Cash Flows.
Goodwill
The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Goodwill
December 31, 2018 (a)	$2,813	$2,633	$9,622	$4,229	$297	$19,594
Acquisitions/divestitures (b)	2	7	77	6	—	92
Other (c)	13	32	1	(70)	—	(24)
June 30, 2019 (a)	$2,828	$2,672	$9,700	$4,165	$297	$19,662

(a)Goodwill in the Information Technology and Mission Systems reporting units is net of $536 and $1.3 billion of accumulated impairment losses, respectively.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation. Also includes an estimated allocation of goodwill in our Mission Systems reporting unit associated with a non-core operation classified as held for sale on the unaudited Consolidated Balance Sheet on June 30, 2019. As we expect this operation to be divested within the next 12 months, the assets and liabilities held for sale are included in other current assets and liabilities on the unaudited Consolidated Balance Sheet.

Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	June 30, 2019			December 31, 2018
Contract and program intangible assets (b)	$3,777	$(1,656)	$2,121	$3,771	$(1,531)	$2,240
Trade names and trademarks	472	(186)	286	469	(177)	292
Technology and software	170	(122)	48	165	(116)	49
Other intangible assets	159	(157)	2	159	(155)	4
Total intangible assets	$4,578	$(2,121)	$2,457	$4,564	$(1,979)	$2,585

(a)	Change in gross carrying amounts consists primarily of adjustments for acquired intangible assets and foreign currency translation.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense for intangible assets was $70 and $140 for the three- and six-month periods ended June 30, 2019, and $84 and $104 for the three- and six-month periods ended July 1, 2018, respectively.

C. REVENUE
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue. A contract’s transaction price is allocated to each distinct performance obligation within that contract and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Some of our contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the product lifecycle (development, production, maintenance and support). For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.
Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract.
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 75% of our revenue for the three- and six-month periods ended June 30, 2019, and 78% and 76% of our revenue for the three- and six-month periods ended July 1, 2018, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 25% of our revenue for the three- and six-month periods ended June 30, 2019, and 22% and 24% of our revenue for the three- and six-month periods ended July 1, 2018, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On June 30, 2019, we had $67.7 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 60% of our remaining performance obligations as revenue by year-end 2020, an additional 25% by year-end 2022 and the balance thereafter. On December 31, 2018, we had $67.9 billion of remaining performance obligations, at which time we expected to recognize approximately 45% of these remaining performance obligations as revenue in 2019, an additional 35% by year-end 2021 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Revenue	$72	$91	$168	$206
Operating earnings	71	83	139	180
Diluted earnings per share	$0.19	$0.22	$0.38	$0.47

No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended June 30, 2019, or July 1, 2018.
Revenue by Category. Our portfolio of products and services consists of approximately 11,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Aircraft manufacturing and completions	$1,597	$1,362	$3,288	$2,728
Aircraft services	537	531	1,044	982
Pre-owned aircraft	2	2	44	10
Total Aerospace	2,136	1,895	4,376	3,720
Military vehicles	1,090	990	2,224	1,946
Weapons systems, armament and munitions	461	443	862	826
Engineering and other services	108	101	209	202
Total Combat Systems	1,659	1,534	3,295	2,974
IT services	2,158	2,442	4,327	3,580
Total Information Technology	2,158	2,442	4,327	3,580
C4ISR solutions	1,277	1,147	2,435	2,245
Total Mission Systems	1,277	1,147	2,435	2,245
Nuclear-powered submarines	1,538	1,438	2,915	2,734
Surface ships	528	473	974	956
Repair and other services	259	257	494	512
Total Marine Systems	2,325	2,168	4,383	4,202
Total revenue	$9,555	$9,186	$18,816	$16,721

Revenue by contract type was as follows:

Three Months Ended June 30, 2019	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$1,925	$1,427	$875	$752	$1,575	$6,554
Cost-reimbursement	—	221	858	484	745	2,308
Time-and-materials	211	11	425	41	5	693
Total revenue	$2,136	$1,659	$2,158	$1,277	$2,325	$9,555
Three Months Ended July 1, 2018
Fixed-price	$1,696	$1,330	$1,059	$658	$1,372	$6,115
Cost-reimbursement	—	197	930	451	795	2,373
Time-and-materials	199	7	453	38	1	698
Total revenue	$1,895	$1,534	$2,442	$1,147	$2,168	$9,186

Six Months Ended June 30, 2019	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$3,965	$2,843	$1,796	$1,403	$2,991	$12,998
Cost-reimbursement	—	432	1,699	947	1,385	4,463
Time-and-materials	411	20	832	85	7	1,355
Total revenue	$4,376	$3,295	$4,327	$2,435	$4,383	$18,816
Six Months Ended July 1, 2018
Fixed-price	$3,364	$2,583	$1,446	$1,278	$2,677	$11,348
Cost-reimbursement	—	376	1,507	891	1,523	4,297
Time-and-materials	356	15	627	76	2	1,076
Total revenue	$3,720	$2,974	$3,580	$2,245	$4,202	$16,721
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

Revenue by customer was as follows:

Three Months Ended June 30, 2019	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
Department of Defense (DoD)	$52	$910	$926	$884	$2,243	$5,015
Non-DoD	—	3	1,178	133	1	1,315
Foreign Military Sales (FMS)	14	90	4	12	47	167
Total U.S. government	66	1,003	2,108	1,029	2,291	6,497
U.S. commercial	1,242	59	45	39	30	1,415
Non-U.S. government	141	587	5	181	2	916
Non-U.S. commercial	687	10	—	28	2	727
Total revenue	$2,136	$1,659	$2,158	$1,277	$2,325	$9,555
Three Months Ended July 1, 2018
U.S. government:
DoD	$89	$660	$1,024	$764	$2,032	$4,569
Non-DoD	—	3	1,339	130	1	1,473
FMS	19	83	7	14	39	162
Total U.S. government	108	746	2,370	908	2,072	6,204
U.S. commercial	917	58	41	36	91	1,143
Non-U.S. government	143	712	31	161	4	1,051
Non-U.S. commercial	727	18	—	42	1	788
Total revenue	$1,895	$1,534	$2,442	$1,147	$2,168	$9,186

Six Months Ended June 30, 2019	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
DoD	$175	$1,703	$1,850	$1,668	$4,218	$9,614
Non-DoD	—	6	2,370	268	1	2,645
FMS	29	169	9	21	91	319
Total U.S. government	204	1,878	4,229	1,957	4,310	12,578
U.S. commercial	2,571	109	85	74	66	2,905
Non-U.S. government	200	1,288	13	347	4	1,852
Non-U.S. commercial	1,401	20	—	57	3	1,481
Total revenue	$4,376	$3,295	$4,327	$2,435	$4,383	$18,816
Six Months Ended July 1, 2018
U.S. government:
DoD	$130	$1,267	$1,457	$1,506	$3,982	$8,342
Non-DoD	—	4	1,976	248	1	2,229
FMS	35	152	15	21	68	291
Total U.S. government	165	1,423	3,448	1,775	4,051	10,862
U.S. commercial	1,759	116	81	63	144	2,163
Non-U.S. government	153	1,409	51	333	6	1,952
Non-U.S. commercial	1,643	26	—	74	1	1,744
Total revenue	$3,720	$2,974	$3,580	$2,245	$4,202	$16,721
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended June 30, 2019, were not materially impacted by any other factors except for the delays in payment on an international wheeled armored vehicle contract in our Combat Systems segment, which contributed to growth in contract assets as further discussed in Note G.
Revenue recognized for the three- and six-month periods ended June 30, 2019, and July 1, 2018, that was included in the contract liability balance at the beginning of each year was $1.2 billion and $2.9 billion, and $1.1 billion and $2.6 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Basic weighted average shares outstanding	288,099	296,153	288,008	296,276
Dilutive effect of stock options and restricted stock/RSUs*	2,716	3,986	2,816	4,318
Diluted weighted average shares outstanding	290,815	300,139	290,824	300,594

* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 5,396 and 4,685 for the three- and six-month periods ended June 30, 2019, and 3,511 and 2,851 for the three- and six-month periods ended July 1, 2018, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on June 30, 2019, or December 31, 2018.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on June 30, 2019, and December 31, 2018, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	June 30, 2019
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$3	$3	$—	$3	$—
Available-for-sale debt securities	141	141	—	141	—
Equity securities	50	50	50	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(19)	(19)	—	(19)	—
Measured at amortized cost:
Short- and long-term debt principal	(14,026)	(14,276)	—	(14,276)	—

	December 31, 2018
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$29	$29	$23	$6	$—
Available-for-sale debt securities	121	121	—	121	—
Equity securities	52	52	52	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(69)	(69)	—	(69)	—
Measured at amortized cost:
Short- and long-term debt principal	(12,518)	(12,346)	—	(12,346)	—

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

F. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	June 30, 2019	December 31, 2018
Deferred tax asset	$37	$38
Deferred tax liability	(570)	(577)
Net deferred tax liability	$(533)	$(539)

Tax Uncertainties. For all periods open to examination by tax authorities, we periodically assess our liabilities and contingencies based on the latest available information. Where we believe there is more than a 50% chance that our tax position will not be sustained, we record our best estimate of the resulting tax liability, including interest, in the Consolidated Financial Statements. We include any interest or penalties incurred in connection with income taxes as part of income tax expense. The total amount of these tax liabilities on June 30, 2019, was not material to our results of operations, financial condition or cash flows.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on June 30, 2019, was not material to our results of operations, financial condition or cash flows, and if recognized, would not have a material impact on our effective tax rate. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	June 30, 2019	December 31, 2018
Unbilled revenue	$31,643	$27,908
Advances and progress billings	(24,089)	(21,332)
Net unbilled receivables	$7,554	$6,576

The increase in net unbilled receivables during the six-month period ended June 30, 2019, was due primarily to an international wheeled armored vehicle contract in our Combat Systems segment. At June 30, 2019, the net unbilled receivable related to this contract was $2.4 billion. Our contract is with the Canadian government, who is selling the vehicles to an international customer. We have experienced delays in payment under the contract. We continue to meet our obligations under the contract and are entitled to payment for work performed. Therefore, we expect to collect the full amount currently outstanding.

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

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Work in process	$4,749	$4,357
Raw materials	1,587	1,504
Finished goods	25	33
Pre-owned aircraft	119	83
Total inventories	$6,480	$5,977

The increase in total inventories during the six-month period ended June 30, 2019, was due primarily to the ramp-up in production of the new G600 aircraft in our Aerospace segment. We received both type and production certification from the U.S. Federal Aviation Administration (FAA) for the G600 aircraft in June 2019, and we are anticipating deliveries of the newly-certified aircraft to begin in the third quarter of 2019.

I. DEBT
Debt consisted of the following:

		June 30, 2019	December 31, 2018
Fixed-rate notes due:	Interest rate:
May 2020	2.875%	$2,000	$2,000
May 2021	3.000%	2,000	2,000
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
May 2025	3.500%	750	750
August 2026	2.125%	500	500
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
November 2042	3.600%	500	500
Floating-rate notes due:
May 2020	3-month LIBOR + 0.29%	500	500
May 2021	3-month LIBOR + 0.38%	500	500
Commercial paper	2.482%	2,250	850
Other	Various	276	168
Total debt principal		14,026	12,518
Less unamortized debt issuance costs and discounts		91	101
Total debt		13,935	12,417
Less current portion		4,960	973
Long-term debt		$8,975	$11,444

Our fixed- and floating-rate notes are fully and unconditionally guaranteed by several of our 100%-owned subsidiaries. See Note Q for condensed consolidating financial statements. We have the option to redeem the fixed-rate notes prior to their maturity in whole or in part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
On June 30, 2019, we had $2.3 billion of commercial paper outstanding with a dollar-weighted average interest rate of 2.482%. We have $5 billion in committed bank credit facilities to support our commercial paper issuances and for general corporate purposes and working capital needs. These credit facilities include a $2 billion 364-day facility expiring in March 2020, a $1 billion multi-year facility expiring in November 2020 and a $2 billion multi-year facility expiring in March 2023. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. Our credit facilities are guaranteed by several of our 100%-owned subsidiaries. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on June 30, 2019.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	June 30, 2019	December 31, 2018

Salaries and wages	$897	$952
Workers’ compensation	267	244
Retirement benefits	265	272
Operating lease liabilities	240	—
Fair value of cash flow hedges	79	141
Other (a)	1,732	1,708
Total other current liabilities	$3,480	$3,317

Retirement benefits	$4,241	$4,422
Operating lease liabilities	1,112	—
Customer deposits on commercial contracts	630	726
Deferred income taxes	570	577
Other (b)	1,655	1,768
Total other liabilities	$8,208	$7,493
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

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management’s repurchase of outstanding shares of our common stock on the open market. On December 5, 2018, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the six-month period ended June 30, 2019, we repurchased 1.1 million of our outstanding shares for $184. On June 30, 2019, 6.4 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 2.1 million shares for $436 in the six-month period ended July 1, 2018.
Dividends per Share. Our board of directors declared dividends of $1.02 and $2.04 per share for the three- and six-month periods ended June 30, 2019, and $0.93 and $1.86 per share for the three- and six-month periods ended July 1, 2018, respectively. We paid cash dividends of $295 and $563 for the three- and six-month periods ended June 30, 2019, and $276 and $526 for the three- and six-month periods ended July 1, 2018, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2018	$(71)	$—	$102	$(3,809)	$(3,778)
Other comprehensive income, pretax	68	—	156	122	346
Provision for income tax, net	(16)	—	—	(28)	(44)
Other comprehensive income, net of tax	52	—	156	94	302
June 30, 2019	$(19)	$—	$258	$(3,715)	$(3,476)

December 31, 2017	$(94)	$19	$402	$(3,147)	$(2,820)
Cumulative-effect adjustments*	(4)	(19)	—	(615)	(638)
Other comprehensive loss, pretax	(21)	—	(215)	163	(73)
Provision for income tax, net	7	—	—	(34)	(27)
Other comprehensive loss, net of tax	(14)	—	(215)	129	(100)
July 1, 2018	$(112)	$—	$187	$(3,633)	$(3,558)

* Reflects the cumulative effects of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which we adopted on January 1, 2018.
Current-period amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and consisted of pretax recognized net actuarial losses of $136 and $187 for the six-month periods ended June 30, 2019, and July 1, 2018, respectively. This was offset partially by pretax amortization of prior service credit of $11 and $24 for the six-month periods ended June 30, 2019, and July 1, 2018, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note O for additional details.

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On June 30, 2019, and December 31, 2018, we held $702 and $963 in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified supplemental executive retirement plans. On June 30, 2019, and December 31, 2018, these marketable securities totaled $194 and $202, respectively, and were reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. We had notional forward exchange and interest rate swap contracts outstanding of $4.8 billion and $5.8 billion on June 30, 2019, and December 31, 2018, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note E for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and six-month periods ended June 30, 2019, and July 1, 2018. Net gains and losses reclassified to earnings from AOCL related to qualified hedges also were not material to our results of operations for the three- and six-month periods ended June 30,

2019, and July 1, 2018, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on June 30, 2019, or December 31, 2018.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three- and six-month periods ended June 30, 2019, or July 1, 2018. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the six-month periods ended June 30, 2019, and July 1, 2018.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.3 billion on June 30, 2019. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of June 30, 2019, the estimated change in fair market values from the date of the commitments was not material.
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

The changes in the carrying amount of warranty liabilities for the six-month periods ended June 30, 2019, and July 1, 2018, were as follows:

Six Months Ended	June 30, 2019	July 1, 2018
Beginning balance	$480	$467
Warranty expense	50	60
Payments	(37)	(54)
Adjustments	(11)	(15)
Ending balance	$482	$458

N. LEASES
We determine at its inception whether an arrangement that provides us control over the use of an asset is a lease. We recognize at lease commencement a right-of-use (ROU) asset and lease liability based on the present value of the future lease payments over the lease term. We have elected not to recognize an ROU asset and lease liability for leases with terms of 12 months or less. Certain of our leases include options to extend the term of the lease for up to 30 years or to terminate the lease within 1 year. When it is reasonably certain that we will exercise the option, we include the impact of the option in the lease term for purposes of determining total future lease payments. As most of our lease agreements do not explicitly state the discount rate implicit in the lease, we use our incremental borrowing rate on the commencement date to calculate the present value of future payments.
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
Our leases are for office space, manufacturing facilities, and machinery and equipment. Real estate represents over 75% of our lease obligations.
The components of lease costs were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$22	$43
Interest on lease liabilities	7	12
Operating lease cost	78	164
Short-term lease cost	19	32
Variable lease cost	1	2
Sublease income	(4)	(8)
Total lease costs, net	$123	$245

Additional information related to leases was as follows:

Six Months Ended	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$166
Operating cash flows from finance leases	12
Financing cash flows from finance leases	29
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	95
Finance leases	4
Additional quantitative lease information was as follows:

June 30, 2019
Weighted-average remaining lease term:
Operating leases	10.8 years
Finance leases	5.4 years
Weighted-average discount rate:
Operating leases	4%
Finance leases	9%
The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the unaudited Consolidated Balance Sheet on June 30, 2019:

Year Ended December 31	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$155	$44
2020	259	81
2021	214	75
2022	169	74
2023	126	28
Thereafter	762	66
Total future lease payments	1,685	368
Less imputed interest	333	72
Present value of future lease payments	1,352	296
Less current portion of lease liabilities	240	64
Long-term lease liabilities	$1,112	$232
ROU assets	$1,280	$338

Lease liabilities are included on the Consolidated Balance Sheet in current and noncurrent other liabilities, while ROU assets are included in noncurrent other assets.
On June 30, 2019, we had additional future payments on leases that had not yet commenced of $218. These leases will commence between 2019 and 2020, and have lease terms of 1 to 20 years.

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
Net periodic defined-benefit pension and other post-retirement benefit cost (credit) for the three- and six-month periods ended June 30, 2019, and July 1, 2018, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Service cost	$28	$44	$2	$2
Interest cost	150	140	9	8
Expected return on plan assets	(228)	(228)	(9)	(10)
Recognized net actuarial loss (gain)	70	93	(2)	(1)
Amortization of prior service credit	(5)	(11)	(1)	(1)
Net periodic benefit cost (credit)	$15	$38	$(1)	$(2)
Six Months Ended
Service cost	$56	$90	$4	$5
Interest cost	300	254	18	16
Expected return on plan assets	(456)	(407)	(18)	(19)
Recognized net actuarial loss (gain)	140	189	(4)	(2)
Amortization of prior service credit	(9)	(22)	(2)	(2)
Net periodic benefit cost (credit)	$31	$104	$(2)	$(2)

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
Summary financial information for each of our segments follows:

	Revenue		Operating Earnings
Three Months Ended	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Aerospace	$2,136	$1,895	$331	$386
Combat Systems	1,659	1,534	242	236
Information Technology	2,158	2,442	154	156
Mission Systems	1,277	1,147	162	153
Marine Systems	2,325	2,168	197	195
Corporate	—	—	4	(38)
Total	$9,555	$9,186	$1,090	$1,088
Six Months Ended
Aerospace	$4,376	$3,720	$659	$732
Combat Systems	3,295	2,974	448	460
Information Technology	4,327	3,580	310	257
Mission Systems	2,435	2,245	310	299
Marine Systems	4,383	4,202	377	379
Corporate	—	—	—	(31)
Total	$18,816	$16,721	$2,104	$2,096

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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)

Three Months Ended June 30, 2019	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$7,437	$2,118	$—	$9,555
Cost of sales	21	(6,111)	(1,779)	—	(7,869)
G&A	(19)	(428)	(149)	—	(596)
Operating earnings	2	898	190	—	1,090
Interest, net	(110)	1	(10)	—	(119)
Other, net	(10)	3	19	—	12
Earnings before income tax	(118)	902	199	—	983
Provision for income tax, net	40	(173)	(44)	—	(177)
Equity in net earnings of subsidiaries	884	—	—	(884)	—
Net earnings	$806	$729	$155	$(884)	$806
Comprehensive income	$1,013	$733	$315	$(1,048)	$1,013
Three Months Ended July 1, 2018
Revenue	$—	$6,793	$2,393	$—	$9,186
Cost of sales	9	(5,475)	(2,020)	—	(7,486)
G&A	(45)	(418)	(149)	—	(612)
Operating earnings	(36)	900	224	—	1,088
Interest, net	(94)	(1)	(8)	—	(103)
Other, net	(38)	4	19	—	(15)
Earnings before income tax	(168)	903	235	—	970
Provision for income tax, net	43	(178)	(49)	—	(184)
Equity in net earnings of subsidiaries	911	—	—	(911)	—
Net earnings	$786	$725	$186	$(911)	$786
Comprehensive income	$619	$740	$(41)	$(699)	$619

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)

Six Months Ended June 30, 2019	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$14,382	$4,434	$—	$18,816
Cost of sales	39	(11,837)	(3,704)	—	(15,502)
G&A	(41)	(847)	(322)	—	(1,210)
Operating earnings	(2)	1,698	408	—	2,104
Interest, net	(217)	1	(20)	—	(236)
Other, net	(18)	7	41	—	30
Earnings before income tax	(237)	1,706	429	—	1,898
Provision for income tax, net	71	(328)	(90)	—	(347)
Equity in net earnings of subsidiaries	1,717	—	—	(1,717)	—
Net earnings	$1,551	$1,378	$339	$(1,717)	$1,551
Comprehensive income	$1,853	$1,385	$552	$(1,937)	$1,853
Six Months Ended July 1, 2018
Revenue	$—	$13,277	$3,444	$—	$16,721
Cost of sales	28	(10,677)	(2,827)	—	(13,476)
G&A	(58)	(854)	(237)	—	(1,149)
Operating earnings	(30)	1,746	380	—	2,096
Interest, net	(120)	(1)	(9)	—	(130)
Other, net	(62)	5	21	—	(36)
Earnings before income tax	(212)	1,750	392	—	1,930
Provision for income tax, net	85	(343)	(87)	—	(345)
Equity in net earnings of subsidiaries	1,712	—	—	(1,712)	—
Net earnings	$1,585	$1,407	$305	$(1,712)	$1,585
Comprehensive income	$1,485	$1,425	$96	$(1,521)	$1,485

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

June 30, 2019	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$243	$—	$459	$—	$702
Accounts receivable	—	1,260	2,413	—	3,673
Unbilled receivables	—	2,864	4,690	—	7,554
Inventories	—	6,350	130	—	6,480
Other current assets	(59)	648	559	—	1,148
Total current assets	184	11,122	8,251	—	19,557
Noncurrent assets:
Property, plant and equipment (PP&E)	302	7,327	1,609	—	9,238
Accumulated depreciation of PP&E	(87)	(4,175)	(885)	—	(5,147)
Intangible assets, net	—	230	2,227	—	2,457
Goodwill	—	7,960	11,702	—	19,662
Other assets	194	1,015	1,098	—	2,307
Net investment in subsidiaries	27,981	—	—	(27,981)	—
Total noncurrent assets	28,390	12,357	15,751	(27,981)	28,517
Total assets	$28,574	$23,479	$24,002	$(27,981)	$48,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$4,741	$—	$219	$—	$4,960
Customer advances and deposits	—	4,194	2,520	—	6,714
Other current liabilities	564	4,036	1,740	—	6,340
Total current liabilities	5,305	8,230	4,479	—	18,014
Noncurrent liabilities:
Long-term debt	8,918	42	15	—	8,975
Other liabilities	1,474	4,583	2,151	—	8,208
Total noncurrent liabilities	10,392	4,625	2,166	—	17,183
Total shareholders’ equity	12,877	10,624	17,357	(27,981)	12,877
Total liabilities and shareholders’ equity	$28,574	$23,479	$24,002	$(27,981)	$48,074

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2018	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$460	$—	$503	$—	$963
Accounts receivable	—	1,171	2,588	—	3,759
Unbilled receivables	—	2,758	3,818	—	6,576
Inventories	—	5,855	122	—	5,977
Other current assets	(45)	441	518	—	914
Total current assets	415	10,225	7,549	—	18,189
Noncurrent assets:
PP&E	273	7,177	1,522	—	8,972
Accumulated depreciation of PP&E	(83)	(4,071)	(840)	—	(4,994)
Intangible assets, net	—	251	2,334	—	2,585
Goodwill	—	8,031	11,563	—	19,594
Other assets	195	274	593	—	1,062
Net investment in subsidiaries	25,313	—	—	(25,313)	—
Total noncurrent assets	25,698	11,662	15,172	(25,313)	27,219
Total assets	$26,113	$21,887	$22,721	$(25,313)	$45,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$850	$—	$123	$—	$973
Customer advances and deposits	—	4,541	2,729	—	7,270
Other current liabilities	552	3,944	2,000	—	6,496
Total current liabilities	1,402	8,485	4,852	—	14,739
Noncurrent liabilities:
Long-term debt	11,398	39	7	—	11,444
Other liabilities	1,581	4,073	1,839	—	7,493
Total noncurrent liabilities	12,979	4,112	1,846	—	18,937
Total shareholders’ equity	11,732	9,290	16,023	(25,313)	11,732
Total liabilities and shareholders’ equity	$26,113	$21,887	$22,721	$(25,313)	$45,408

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2019	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash used by operating activities*	$64	$166	$(734)	$—	$(504)
Cash flows from investing activities:
Capital expenditures	(27)	(238)	(97)	—	(362)
Other, net	5	18	(24)	—	(1)
Net cash used by investing activities	(22)	(220)	(121)	—	(363)
Cash flows from financing activities:
Proceeds from commercial paper, net	1,394	—	—	—	1,394
Dividends paid	(563)	—	—	—	(563)
Purchases of common stock	(231)	—	—	—	(231)
Other, net	(19)	—	49	—	30
Net cash provided by financing activities	581	—	49	—	630
Net cash used by discontinued operations	(24)	—	—	—	(24)
Cash sweep/funding by parent	(816)	54	762	—	—
Net decrease in cash and equivalents	(217)	—	(44)	—	(261)
Cash and equivalents at beginning of period	460	—	503	—	963
Cash and equivalents at end of period	$243	$—	$459	$—	$702
Six Months Ended July 1, 2018
Net cash provided by operating activities*	$41	$468	$(218)	$—	$291
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,749)	(74)	(216)	—	(10,039)
Capital expenditures	(22)	(215)	(42)	—	(279)
Other, net	2	72	—	—	74
Net cash used by investing activities	(9,769)	(217)	(258)	—	(10,244)
Cash flows from financing activities:
Proceeds from fixed-rate notes	6,461	—	—	—	6,461
Proceeds from commercial paper, net	2,786	—	—	—	2,786
Proceeds from floating-rate notes	1,000	—	—	—	1,000
Dividends paid	(526)	—	—	—	(526)
Repayment of CSRA accounts receivable purchase agreement	—	—	(450)	—	(450)
Purchases of common stock	(436)	—	—	—	(436)
Other, net	(45)	—	48	—	3
Net cash provided by financing activities	9,240	—	(402)	—	8,838
Net cash used by discontinued operations	(6)	—	—	—	(6)
Cash sweep/funding by parent	(107)	(251)	358	—	—
Net decrease in cash and equivalents	(601)	—	(520)	—	(1,121)
Cash and equivalents at beginning of period	1,930	—	1,053	—	2,983
Cash and equivalents at end of period	$1,329	$—	$533	$—	$1,862

* Continuing operations only.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Dollars in millions, except per-share amounts or unless otherwise noted)

BUSINESS OVERVIEW
General Dynamics is a global aerospace and defense company that offers a broad portfolio of products and services in business aviation; combat vehicles, weapons systems and munitions; information technology (IT) services; command, control, communications, computers, intelligence, surveillance and reconnaissance (C4ISR) solutions; and shipbuilding and ship repair.
Our company is organized into five operating segments: Aerospace, Combat Systems, Information Technology, Mission Systems and Marine Systems. We refer to the latter four segments collectively as our defense segments. Our primary customer is the U.S. government, including the Department of Defense (DoD), the intelligence community and other U.S. government customers. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business-jet aircraft. The following discussion should be read in conjunction with our 2018 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

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

CONSOLIDATED OVERVIEW

Three Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$9,555	$9,186	$369	4.0%
Operating costs and expenses	(8,465)	(8,098)	(367)	4.5%
Operating earnings	1,090	1,088	2	0.2%
Operating margin	11.4%	11.8%
Six Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$18,816	$16,721	$2,095	12.5%
Operating costs and expenses	(16,712)	(14,625)	(2,087)	14.3%
Operating earnings	2,104	2,096	8	0.4%
Operating margin	11.2%	12.5%
Our consolidated revenue increased in the second quarter and first six months of 2019 driven by additional aircraft deliveries in our Aerospace segment and organic growth in our defense segments. In the first six months of 2019, the increase in revenue was also driven by the acquisition of CSRA Inc. (CSRA) in our Information Technology segment, which we acquired on April 3, 2018. See Note B to the unaudited Consolidated Financial Statements in Part I, Item 1, for further discussion of the acquisition.
Operating costs and expenses increased at a greater rate than revenue in the second quarter and first six months of 2019, resulting in a lower operating margin, due primarily to a less favorable aircraft delivery mix in our Aerospace segment.

REVIEW OF OPERATING SEGMENTS
Following is a discussion of operating results and outlook for each of our operating segments. For the Aerospace segment, results are analyzed by specific types of products and services, consistent with how the segment is managed. For the defense segments, the discussion is based on markets and the lines of products and services offered with a supplemental discussion of specific contracts and programs when significant to the results. Additional information regarding our segments can be found in Note P to the unaudited Consolidated Financial Statements in Part I, Item 1.
AEROSPACE

Three Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$2,136	$1,895	$241	12.7%
Operating earnings	331	386	(55)	(14.2)%
Operating margin	15.5%	20.4%
Gulfstream aircraft deliveries (in units)	31	26	5	19.2%
Six Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$4,376	$3,720	$656	17.6%
Operating earnings	659	732	(73)	(10.0)%
Operating margin	15.1%	19.7%
Gulfstream aircraft deliveries (in units)	65	52	13	25.0%
Operating Results
The increase in the Aerospace segment’s revenue in the second quarter and first six months of 2019 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing and completions	$235	$560
Aircraft services	6	62
Pre-owned aircraft	—	34
Total increase	$241	$656
Aircraft manufacturing and completions revenue increased due primarily to additional deliveries of the new large-cabin G500 aircraft, which entered into service in the third quarter of 2018. The increase in aircraft services revenue was driven by higher demand for maintenance work and the acquisition in the second quarter of 2018 of Hawker Pacific, a leading provider of integrated aviation solutions across the Asia-Pacific region and the Middle East. We had one pre-owned aircraft sale in each of the second-quarter periods and five in the first six months of 2019 compared with two in the first six months of 2018.

The change in the segment’s operating earnings in the second quarter and first six months of 2019 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing and completions	$(6)	$(36)
Aircraft services	(7)	(7)
Pre-owned aircraft	(5)	(7)
G&A/other expenses	(37)	(23)
Total decrease	$(55)	$(73)
Aircraft manufacturing and completions operating earnings were down due to a shift in the mix of Gulfstream aircraft deliveries to include the G500 aircraft and the typical lower margin associated with initial units of a new aircraft model. Net R&D expenses were higher in 2019 as a result of the receipt in the second quarter of 2018 of milestone payments from suppliers under our cost sharing arrangements. Excluding the impact of these supplier offsets, R&D expenses were down in 2019 with the completion of the G500 and G600 aircraft test programs. The G600 received both type and production certification from the U.S. Federal Aviation Administration (FAA) in June 2019, and we are anticipating deliveries of the newly-certified aircraft to begin in the third quarter of 2019. Overall, the Aerospace segment’s operating margin decreased 490 basis points in the second quarter and 460 basis points in the first six months of 2019 compared with the prior-year periods.
2019 Outlook
We expect 2019 revenue in the Aerospace segment to be $9.95 billion and operating earnings to be $1.525 billion.
COMBAT SYSTEMS

Three Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$1,659	$1,534	$125	8.1%
Operating earnings	242	236	6	2.5%
Operating margin	14.6%	15.4%
Six Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$3,295	$2,974	$321	10.8%
Operating earnings	448	460	(12)	(2.6)%
Operating margin	13.6%	15.5%
Operating Results
The increase in the Combat Systems segment’s revenue in the second quarter and first six months of 2019 consisted of the following:

	Second Quarter	Six Months
U.S. military vehicles	$153	$258
Weapons systems and munitions	61	101
International military vehicles	(89)	(38)
Total increase	$125	$321

Revenue from U.S. military vehicles increased due primarily to higher volume on the U.S. Army’s Abrams M1A2 System Enhancement Package Version 3 (SEPv3) tanks and new Mobile Protected Firepower (MPF) vehicle. Weapons systems and munitions revenue was up due to increased volume on several products, including missiles and Hydra-70 rockets for the U.S. government. Revenue from international military vehicles decreased due to lower volume on various wheeled armored vehicle programs and reduced volume on the British Army’s AJAX armoured fighting vehicle program as it transitions from engineering to production.
The Combat Systems segment’s operating margin decreased 80 basis points in the second quarter and 190 basis points in the first six months of 2019 driven by contract mix in our U.S. military vehicles business and an unfavorable settlement in the first quarter of 2019 relating to a lease at a former operating site outside the United States.
2019 Outlook
We expect the Combat Systems segment’s 2019 revenue to be approximately $6.8 billion with operating earnings of approximately $1 billion.
INFORMATION TECHNOLOGY

Three Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$2,158	$2,442	$(284)	(11.6)%
Operating earnings	154	156	(2)	(1.3)%
Operating margin	7.1%	6.4%
Six Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$4,327	$3,580	$747	20.9%
Operating earnings	310	257	53	20.6%
Operating margin	7.2%	7.2%
Operating Results
The change in the Information Technology segment’s revenue in the second quarter and first six months of 2019 consisted of the following:

	Second Quarter	Six Months
Defense	$(122)	$373
Intelligence and homeland security	(29)	195
Federal civilian	(133)	179
Total (decrease) increase	$(284)	$747
Defense revenue decreased in the second quarter of 2019 driven by the completion of several legacy CSRA programs in 2018, offset partially by the ramp up of new programs. Federal civilian revenue in the second quarter and first six months of 2019 were impacted by the sale of the segment’s public-facing contact-center business in the fourth quarter of 2018. In the first six months of 2019, revenue increased across all three businesses due to the CSRA acquisition in the second quarter of 2018.
The Information Technology segment’s operating margin was up 70 basis points in the second quarter of 2019 compared with the prior-year period due to favorable program mix and lower intangible asset amortization expense from the CSRA acquisition. Operating margin remained steady in the first six months of 2019 compared with the prior-year period due to favorable program mix and acquisition-related synergies offsetting higher intangible asset amortization expense.
2019 Outlook
We expect the Information Technology segment’s 2019 revenue to be approximately $8.5 billion, a slight increase from 2018, reflecting a full year of CSRA’s results, offset partially by divestiture activities. We expect the segment’s operating margin to be around 7.4%.
MISSION SYSTEMS

Three Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$1,277	$1,147	$130	11.3%
Operating earnings	162	153	9	5.9%
Operating margin	12.7%	13.3%
Six Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$2,435	$2,245	$190	8.5%
Operating earnings	310	299	11	3.7%
Operating margin	12.7%	13.3%
Operating Results
The increase in the Mission Systems segment’s revenue in the second quarter and first six months of 2019 consisted of the following:

	Second Quarter	Six Months
Naval, air and electronic systems	$68	$85
Ground systems and products	23	83
Space, intelligence and cyber systems	39	22
Total increase	$130	$190
Revenue in the Mission Systems segment was up driven by increased volume on combat and seaframe control systems for the U.S. Navy’s Independence-variant Littoral Combat Ships and fire-control systems for the Navy’s submarine programs in the naval, air and electronic systems business. Higher demand for computing and communications equipment drove revenue growth in the ground systems and products business. Space, intelligence and cyber systems revenue was up due primarily to increased demand for our portfolio of encryption products.
The Mission Systems segment’s operating margin decreased 60 basis points in the second quarter and first six months of 2019 compared with prior-year periods due to program mix.
2019 Outlook
We expect the Mission Systems segment’s 2019 revenue to be approximately $5 billion with operating margin around 13.8%.

MARINE SYSTEMS

Three Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$2,325	$2,168	$157	7.2%
Operating earnings	197	195	2	1.0%
Operating margin	8.5%	9.0%
Six Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$4,383	$4,202	$181	4.3%
Operating earnings	377	379	(2)	(0.5)%
Operating margin	8.6%	9.0%
Operating Results
The increase in the Marine Systems segment’s revenue in the second quarter and first six months of 2019 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship construction	$202	$285
Commercial ship construction	(61)	(77)
U.S. Navy ship engineering, repair and other services	16	(27)
Total increase	$157	$181
Revenue from U.S. Navy ship construction was up due to higher volume on Block V of the Virginia-class submarine program, the Columbia-class submarine program and the John Lewis-class (T-AO-205) fleet replenishment oiler contract. This increase was offset partially by lower commercial ship construction.
The Marine Systems segment’s operating margin decreased 50 basis points in the second quarter of 2019 and 40 basis points in the first six months of 2019 compared with the prior-year periods driven by mix shift, particularly in our submarine and auxiliary ship workloads.
2019 Outlook
We expect the Marine Systems segment’s 2019 revenue to be approximately $9 billion, and operating margin is expected to be around 8.5%.
CORPORATE
Corporate operating results consisted of the following:

	Three Months Ended		Six Months Ended
	June 30, 2019	July 1, 2018	June 30, 2019	July 1, 2018
Operating income (expense)	$4	$(38)	$—	$(31)
Corporate operating results in the second quarter and first six months of 2018 included one-time transaction-related charges of approximately $45 associated with the costs to complete the CSRA acquisition. Excluding these charges, Corporate operating results have two primary components: pension and other post-retirement benefit income, and stock option expense.

We are required to report the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) in other income (expense) in the Consolidated Statement of Earnings. In our defense segments, pension and other post-retirement benefit costs are recoverable contract costs. Therefore, the non-service cost components are included in the operating results of these segments, but an offset is reported in Corporate. This amount decreased in the first six months of 2019 compared with the first six months of 2018, resulting in a lower offset to Corporate costs.
In 2019, we expect the primary components of Corporate operating activity to offset, resulting in no net operating income/(expense).

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$5,401	$4,754	$647	13.6%
Operating costs	(4,342)	(3,702)	(640)	17.3%
Six Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$10,652	$9,330	$1,322	14.2%
Operating costs	(8,577)	(7,248)	(1,329)	18.3%
The increase in product revenue in the second quarter and first six months of 2019 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing and completions	$235	$560
C4ISR products	159	230
Ship construction	141	208
Military vehicle production	35	177
Other, net	77	147
Total increase	$647	$1,322
Aircraft manufacturing and completions revenue increased due to the introduction of the new large-cabin G500 aircraft. C4ISR products revenue was up due to higher demand for computing and communications equipment and encryption products, and increased volume on combat and seaframe control systems. Ship construction revenue increased due to higher volume on Block V of the Virginia-class submarine program, the Columbia-class submarine program and the John Lewis-class fleet replenishment oiler contract, offset partially by lower commercial ship construction. Military vehicle production revenue was up due to higher volume on the U.S. Army’s Abrams tank and MPF programs. Product operating costs increased at a higher rate than revenue due primarily to the shift in mix of Gulfstream aircraft deliveries.

SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$4,154	$4,432	$(278)	(6.3)%
Operating costs	(3,527)	(3,784)	257	(6.8)%
Six Months Ended	June 30, 2019	July 1, 2018	Variance
Revenue	$8,164	$7,391	$773	10.5%
Operating costs	(6,925)	(6,228)	(697)	11.2%
The change in service revenue in the second quarter and first six months of 2019 consisted of the following:

	Second Quarter	Six Months
IT services	$(284)	$747
Other, net	6	26
Total (decrease) increase	$(278)	$773
IT services revenue decreased in the second quarter of 2019 due to the completion of several legacy CSRA programs in 2018 and the sale of a public-facing contact-center business in the fourth quarter of 2018. In the first six months of 2019, IT services revenue increased due to the CSRA acquisition in the second quarter of 2018. In the first six months of 2019, service operating costs increased at a higher rate than revenue due primarily to intangible asset amortization expense from the CSRA acquisition, offset partially by favorable IT services program mix.
OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.4% in the first six months of 2019 compared with 6.9% in the first six months of 2018. We expect G&A expenses as a percentage of revenue in 2019 to be generally consistent with 2018.
Interest, Net
Net interest expense was $236 in the first six months of 2019 compared with $130 in the prior-year period. The increase was due primarily to the impact of financing the CSRA acquisition, including the issuance of $7.5 billion of fixed- and floating-rate notes in the second quarter of 2018. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. We expect 2019 net interest expense to be approximately $460, an increase from 2018, reflecting a full year of financing for the CSRA acquisition and additional commercial paper issuances.
Other, Net
Net other income was $30 in the first six months of 2019 compared with expense of $36 in the first six months of 2018. These amounts represent primarily the non-service cost components of pension and other post-retirement benefits, which became a net income item in the first six months of 2019 versus a net expense in the prior-year period. The first six months of 2018 also included approximately $30 of transaction costs associated with the CSRA acquisition. In 2019, we expect net other income to be approximately $60 due primarily to the investment income from our commercial pension plans.

Provision for Income Tax, Net
Our effective tax rate was 18.3% in the first six months of 2019 compared with 17.9% in the prior-year period. The increase was due primarily to a slightly reduced favorable effect of tax benefits associated with equity-based compensation in the first six months of 2019 compared with the prior-year period. For 2019, we anticipate a full-year effective tax rate between 18 and 18.5%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $67.7 billion at the end of the second quarter of 2019, down 2.2% from $69.2 billion on March 31, 2019. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note C to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $101.9 billion on June 30, 2019, compared with $103.2 billion on March 31, 2019.
The following table details the backlog and estimated potential contract value of each segment at the end of the second and first quarters of 2019:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	June 30, 2019
Aerospace	$11,932	$213	$12,145	$2,079	$14,224
Combat Systems	14,794	438	15,232	4,113	19,345
Information Technology	4,446	4,405	8,851	17,983	26,834
Mission Systems	4,925	258	5,183	6,847	12,030
Marine Systems	18,344	7,899	26,243	3,223	29,466
Total	$54,441	$13,213	$67,654	$34,245	$101,899

	March 31, 2019
Aerospace	$11,924	$244	$12,168	$2,080	$14,248
Combat Systems	15,475	515	15,990	4,185	20,175
Information Technology	4,770	3,584	8,354	16,666	25,020
Mission Systems	5,081	234	5,315	7,186	12,501
Marine Systems	19,935	7,446	27,381	3,831	31,212
Total	$57,185	$12,023	$69,208	$33,948	$103,156

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the second quarter of 2019 with backlog of $12.15 billion compared with $12.17 billion on March 31, 2019.
Orders in the second quarter of 2019 reflected demand across our product and services portfolio including orders for all models of Gulfstream aircraft. The segment’s book-to-bill ratio (orders divided by revenue) was 1-to-1 in the second quarter of 2019 and over the trailing 12 months.

Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On June 30, 2019, estimated potential contract value in the Aerospace segment was $2.1 billion, consistent with March 31, 2019.

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
Total backlog in our defense segments was $55.5 billion on June 30, 2019, compared with $57 billion on March 31, 2019. The decrease was due primarily to continued performance on significant multi-year contracts in the Marine Systems segment. The Information Technology segment achieved a book-to-bill ratio of 1.24-to-1 in the second quarter of 2019. Estimated potential contract value in our defense segments was $32.2 billion on June 30, 2019, compared with $31.9 billion on March 31, 2019. We received the following significant contract awards during the second quarter of 2019:
Combat Systems:

•	$260 from the U.S. Army for munitions production. The program has a maximum potential contract value of $1.6 billion.

•	$100 for the production of various high-performance warheads.

•	$60 for the production of control actuator systems for the Excalibur artillery system.

•	$35 from the Army for various rounds of medium-caliber ammunition.

•	$25 from the Army to provide systems technical support for Abrams main battle tanks.
Information Technology:

•	$1 billion from the U.S. Department of State to provide global security engineering and supply chain management services. The program has a maximum potential contract value of over $2 billion.

•	$360 for several key contracts to provide intelligence services to classified customers.

•	A contract to provide network monitoring, network engineering and system administration services for the U.S. Air Force. The program has a maximum potential value of approximately $215.

•	$85 from the Centers for Medicare and Medicaid Services (CMS) for cloud hosting support services.

•	$70 from the CMS to provide hosting, operations and maintenance services for the agency’s Healthcare Integrated General Ledger Accounting System (HIGLAS) application.

•	$50 from the U.S. Navy to provide training and training-related program support.

•	$45 from the CMS for benefits recovery services. The program has a maximum potential contract value of $275.
Mission Systems:

•	$90 to provide maintenance and support services for the United Kingdom’s Bowman tactical communications system.

•	$80 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.

•	$80 to provide engineering and support services for the Army’s mobile communications network.

•	$45 to support the engineering and manufacturing of the Navy’s Air and Missile Defense Radar (AMDR) program.

•	$35 to build space encryption units for the Air Force.

•	$25 from the Air Force for continued modernization of the global positioning system.
Marine Systems:

•	$495 from the Navy for submarine industrial base development and expansion in support of the Columbia-class ballistic missile submarine program and the nuclear shipbuilding enterprise.

•	$270 from the Navy to support the Common Missile Compartment work under joint development for the Navy and the U.K. Royal Navy.

•	$85 from the Navy for planning yard, engineering and technical support services for in-service nuclear submarines.

•	$55 from the Navy to provide ongoing lead yard services for the Arleigh Burke-class (DDG-51) guided-missile destroyer program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2019 with a cash balance of $702, down $261 from the end of 2018. Our net debt position, defined as debt less cash and equivalents and marketable securities, was $13.2 billion at the end of the second quarter of 2019 compared with $11.5 billion at the end of 2018.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first six months of 2019 and 2018, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.

OPERATING ACTIVITIES
Cash used for operating activities was $504 in the first six months of 2019 compared with cash provided by operating activities of $291 in the same period in 2018. The primary driver of cash inflows in both periods was net earnings. However, cash flows in both periods were affected negatively by growth in operating working capital, particularly the timing of payments on international armored vehicle contracts in our Combat Systems segment. For additional information about the growth in our unbilled receivables balance, see Note G to the unaudited Consolidated Financial Statements in Part I, Item 1. Additionally, cash flows in the first six months of 2019 were affected negatively by growth in inventory in our Aerospace segment driven by production of the new G600 aircraft. We received both type and production certification from the FAA for the G600 aircraft in June 2019, and we are anticipating deliveries of the newly-certified aircraft to begin in the third quarter of 2019.
INVESTING ACTIVITIES
Cash used for investing activities was $363 in the first six months of 2019 compared with $10.2 billion in the same period in 2018. Our investing activities include cash paid for capital expenditures and business acquisitions; proceeds from asset sales; and purchases, sales and maturities of marketable securities. In the first six months of 2018, we acquired three businesses for an aggregate of $10 billion, including $9.7 billion for CSRA. Capital expenditures were $362 in the first six months of 2019 compared with $279 in the same period in 2018. The increase reflects ongoing investments to support growth at our shipyards.
FINANCING ACTIVITIES
Cash provided by financing activities was $630 in the first six months of 2019 compared with $8.8 billion in the same period in 2018. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and payment of dividends. Our financing activities also include repurchases of common stock, debt repayments and employee stock option exercises.
On December 5, 2018, our board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the first six months of 2019, we repurchased 1.1 million of our outstanding shares for $184. On June 30, 2019, 6.4 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 2.1 million shares for $436 in the first six months of 2018.
On March 6, 2019, our board of directors declared an increased quarterly dividend of $1.02 per share, the 22nd consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.93 per share in March 2018. Cash dividends paid were $563 in the first six months of 2019 compared with $526 in the same period in 2018.
We received net proceeds of $1.4 billion from commercial paper in the first six months of 2019, resulting in $2.3 billion outstanding on June 30, 2019. We have $5 billion in committed bank credit facilities to support our commercial paper issuances and for general corporate purposes and working capital needs. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
In the first six months of 2018, we issued $7.5 billion of fixed- and floating-rate notes to finance the acquisition of CSRA. Additionally, in the first six months of 2018, we paid $450 to satisfy obligations under CSRA’s accounts receivable purchase agreement.
Fixed- and floating-rate notes totaling $2.5 billion mature in May 2020. As we approach the maturity date of this debt, we plan to repay these notes using a combination of cash on hand and the issuance of commercial paper. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, and our credit facilities, see Note I to the unaudited Consolidated Financial Statements in Part I, Item 1.
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

Six Months Ended	June 30, 2019	July 1, 2018
Net cash (used) provided by operating activities	$(504)	$291
Capital expenditures	(362)	(279)
Free cash flow from operations	$(866)	$12
Cash flows as a percentage of earnings from continuing operations:
Net cash (used) provided by operating activities	(32)%	18%
Free cash flow from operations	(56)%	1%

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
Revenue. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $71 ($0.19) and $139 ($0.38) for the three- and six-month periods ended June 30, 2019, and $83 ($0.22) and $180 ($0.47) for the three- and six-month periods ended July 1, 2018, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended June 30, 2019, or July 1, 2018.
Leases. Effective January 1, 2019, we adopted ASC Topic 842, Leases. ASC Topic 842 requires the recognition of lease rights and obligations as assets and liabilities on the balance sheet. Previously, lessees were not required to recognize on the balance sheet assets and liabilities arising from operating leases. As we elected the cumulative-effect adoption method, prior-period information has not been restated. The most significant effects of the standard on our Consolidated Financial Statements are (1) the recognition of new right-of-use assets and lease liabilities on our Consolidated Balance Sheet associated with our operating leases, and (2) significant new disclosures about our leasing activities (see Note N to the unaudited Consolidated Financial Statements in Part I, Item1). On January 1, 2019, we recognized operating lease liabilities and right-of-use assets of $1.4 billion based on the present value of the remaining lease payments over the lease term. The adoption did not result in a cumulative-effect adjustment to retained earnings. The new standard did not have a material impact on our results of operations or cash flows.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on June 30, 2019, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Pursuant to Share Buyback Program
4/1/19-4/28/19	—	$—	—	6,955,168
4/29/19-5/26/19	475,000	170.82	475,000	6,480,168
5/27/19-6/30/19	100,000	163.46	100,000	6,380,168
	575,000	$169.54
We did not make any unregistered sales of equity securities in the second quarter of 2019.

ITEM 6. EXHIBITS

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed or furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
William A. Moss
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: July 24, 2019