Form 10-Q
period 2019-09-29
GENERAL DYNAMICS CORP
filed 2019-10-23
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2019
OR
[☐] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3671

GENERAL DYNAMICS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			13-1673581
State or other jurisdiction of incorporation or organization			I.R.S. employer identification no.

11011 Sunset Hills Road	Reston,	Virginia	20190
Address of principal executive offices			Zip code
(703) 876-3000
Registrant’s telephone number, including area code

2941 Fairview Park Drive, Suite 100, Falls Church, Virginia 22042-4513
(Former name or former address, if changed since last report.)

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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
289,306,108 shares of the registrant’s common stock, $1 par value per share, were outstanding on September 29, 2019.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	September 29, 2019	September 30, 2018
Revenue:
Products	$5,789	$4,842
Services	3,972	4,252
	9,761	9,094
Operating costs and expenses:
Products	(4,640)	(3,797)
Services	(3,333)	(3,610)
General and administrative (G&A)	(572)	(552)
	(8,545)	(7,959)
Operating earnings	1,216	1,135
Interest, net	(114)	(114)
Other, net	(12)	2
Earnings from continuing operations before income tax	1,090	1,023
Provision for income tax, net	(177)	(159)
Earnings from continuing operations	913	864
Discontinued operations, net of tax	—	(13)
Net earnings	$913	$851

Earnings per share
Basic:
Continuing operations	$3.17	$2.92
Discontinued operations	—	(0.04)
Net earnings	$3.17	$2.88
Diluted:
Continuing operations	$3.14	$2.89
Discontinued operations	—	(0.04)
Net earnings	$3.14	$2.85
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	September 29, 2019	September 30, 2018
Revenue:
Products	$16,441	$14,172
Services	12,136	11,643
	28,577	25,815
Operating costs and expenses:
Products	(13,217)	(11,045)
Services	(10,258)	(9,838)
G&A	(1,782)	(1,701)
	(25,257)	(22,584)
Operating earnings	3,320	3,231
Interest, net	(350)	(244)
Other, net	18	(34)
Earnings from continuing operations before income tax	2,988	2,953
Provision for income tax, net	(524)	(504)
Earnings from continuing operations	2,464	2,449
Discontinued operations, net of tax	—	(13)
Net earnings	$2,464	$2,436

Earnings per share
Basic:
Continuing operations	$8.55	$8.27
Discontinued operations	—	(0.04)
Net earnings	$8.55	$8.23
Diluted:
Continuing operations	$8.47	$8.16
Discontinued operations	—	(0.04)
Net earnings	$8.47	$8.12
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Net earnings	$913	$851	$2,464	$2,436
Gains on cash flow hedges	2	61	70	40
Unrealized gains on marketable securities	1	—	1	—
Foreign currency translation adjustments	(109)	85	47	(130)
Change in retirement plans’ funded status	66	84	188	247
Other comprehensive (loss) income, pretax	(40)	230	306	157
Provision for income tax, net	(15)	(33)	(59)	(60)
Other comprehensive (loss) income, net of tax	(55)	197	247	97
Comprehensive income	$858	$1,048	$2,711	$2,533
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	September 29, 2019	December 31, 2018

ASSETS
Current assets:
Cash and equivalents	$974	$963
Accounts receivable	3,489	3,759
Unbilled receivables	8,077	6,576
Inventories	6,573	5,977
Other current assets	1,038	914
Total current assets	20,151	18,189
Noncurrent assets:
Property, plant and equipment, net	4,217	3,978
Intangible assets, net	2,376	2,585
Goodwill	19,617	19,594
Other assets	2,427	1,062
Total noncurrent assets	28,637	27,219
Total assets	$48,788	$45,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$4,661	$973
Accounts payable	2,999	3,179
Customer advances and deposits	6,854	7,270
Other current liabilities	3,713	3,317
Total current liabilities	18,227	14,739
Noncurrent liabilities:
Long-term debt	8,989	11,444
Other liabilities	8,059	7,493
Commitments and contingencies (see Note M)
Total noncurrent liabilities	17,048	18,937
Shareholders’ equity:
Common stock	482	482
Surplus	2,999	2,946
Retained earnings	30,909	29,326
Treasury stock	(17,346)	(17,244)
Accumulated other comprehensive loss	(3,531)	(3,778)
Total shareholders’ equity	13,513	11,732
Total liabilities and shareholders’ equity	$48,788	$45,408
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	September 29, 2019	September 30, 2018
Cash flows from operating activities - continuing operations:
Net earnings	$2,464	$2,436
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	352	315
Amortization of intangible and finance lease right-of-use assets	273	227
Equity-based compensation expense	103	110
Deferred income tax benefit	(72)	(66)
Discontinued operations, net of tax	—	13
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	253	472
Unbilled receivables	(1,603)	(1,625)
Inventories	(646)	(854)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(164)	(324)
Customer advances and deposits	(565)	112
Other, net	192	265
Net cash provided by operating activities	587	1,081
Cash flows from investing activities:
Capital expenditures	(606)	(447)
Business acquisitions, net of cash acquired	(19)	(10,039)
Other, net	21	169
Net cash used by investing activities	(604)	(10,317)
Cash flows from financing activities:
Proceeds from commercial paper, net	947	1,668
Dividends paid	(858)	(801)
Purchases of common stock	(231)	(533)
Proceeds from fixed-rate notes	—	6,461
Proceeds from floating-rate notes	—	1,000
Repayment of CSRA accounts receivable purchase agreement	—	(450)
Other, net	207	(68)
Net cash provided by financing activities	65	7,277
Net cash used by discontinued operations	(37)	(14)
Net increase (decrease) in cash and equivalents	11	(1,973)
Cash and equivalents at beginning of period	963	2,983
Cash and equivalents at end of period	$974	$1,010
Supplemental cash flow information:
Income tax payments, net	$487	$305
Interest payments	$271	$144
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
June 30, 2019	$482	$2,959	$30,291	$(17,379)	$(3,476)	$12,877
Net earnings	—	—	913	—	—	913
Cash dividends declared	—	—	(295)	—	—	(295)
Equity-based awards	—	40	—	33	—	73
Shares purchased	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(55)	(55)
September 29, 2019	$482	$2,999	$30,909	$(17,346)	$(3,531)	$13,513

July 1, 2018	$482	$2,865	$28,115	$(15,910)	$(3,558)	$11,994
Net earnings	—	—	851	—	—	851
Cash dividends declared	—	—	(275)	—	—	(275)
Equity-based awards	—	49	—	26	—	75
Shares purchased	—	—	—	(87)	—	(87)
Other comprehensive income	—	—	—	—	197	197
September 30, 2018	$482	$2,914	$28,691	$(15,971)	$(3,361)	$12,755

	Nine Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2018	$482	$2,946	$29,326	$(17,244)	$(3,778)	$11,732
Net earnings	—	—	2,464	—	—	2,464
Cash dividends declared	—	—	(881)	—	—	(881)
Equity-based awards	—	53	—	82	—	135
Shares purchased	—	—	—	(184)	—	(184)
Other comprehensive income	—	—	—	—	247	247
September 29, 2019	$482	$2,999	$30,909	$(17,346)	$(3,531)	$13,513

December 31, 2017	$482	$2,872	$26,444	$(15,543)	$(2,820)	$11,435
Cumulative-effect adjustments*	—	—	638	—	(638)	—
Net earnings	—	—	2,436	—	—	2,436
Cash dividends declared	—	—	(827)	—	—	(827)
Equity-based awards	—	42	—	95	—	137
Shares purchased	—	—	—	(523)	—	(523)
Other comprehensive income	—	—	—	—	97	97
September 30, 2018	$482	$2,914	$28,691	$(15,971)	$(3,361)	$12,755
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended September 29, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended September 29, 2019, and September 30, 2018.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Discontinued Operations, Net of Tax. In the third quarter of 2018, we disposed of certain CSRA operations to address an organizational conflict of interest with respect to services provided to a government customer. In accordance with GAAP, the sale did not result in a gain for financial reporting purposes. However, the sale generated a taxable gain, resulting in tax expense of $13.
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

Pro Forma Information. The following pro forma information presents our consolidated revenue and earnings from continuing operations as if the acquisition of CSRA and the related financing transactions had occurred on January 1, 2017:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Revenue	$9,094	$27,156
Earnings from continuing operations	872	2,470
Diluted earnings per share from continuing operations	$2.92	$8.23

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
Other Acquisitions and Divestitures
In the first nine months of 2019, we acquired two businesses in our Aerospace segment and a business in our Missions Systems segment for a total of $19. In 2018, we acquired five businesses in addition to the acquisition of CSRA for approximately $400: Hawker Pacific, a leading provider of integrated aviation solutions across Asia Pacific and the Middle East, and two fixed-base operation (FBO) businesses in our Aerospace segment; a maintenance and service provider for the German Army and other international customers in our Combat Systems segment; and a provider of specialized transmitters and receivers in our Mission Systems segment.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
In the first nine months of 2019, we completed the sale of a business in our Information Technology segment that was classified as held for sale on the Consolidated Balance Sheet on December 31, 2018. In 2018, we completed the sale of a commercial health products business during the first quarter and the sale of a public-facing contact-center business during the fourth quarter in our Information Technology segment. For the nine-month periods ended September 29, 2019, and September 30, 2018, the proceeds from the sale of businesses were not material and are included in other investing activities, net, in the unaudited Consolidated Statement of Cash Flows.
Goodwill
The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Goodwill
December 31, 2018 (a)	$2,813	$2,633	$9,622	$4,229	$297	$19,594
Acquisitions/divestitures (b)	2	15	77	6	—	100
Other (c)	(16)	14	—	(75)	—	(77)
September 29, 2019 (a)	$2,799	$2,662	$9,699	$4,160	$297	$19,617

(a)Goodwill in the Information Technology and Mission Systems reporting units is net of $536 and $1.3 billion of accumulated impairment losses, respectively.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation. Also includes an estimated allocation of goodwill in our Mission Systems reporting unit associated with a non-core operation classified as held for sale on the unaudited Consolidated Balance Sheet on September 29, 2019. As we expect this operation to be divested within the next 12 months, the assets and liabilities held for sale are included in other current assets and liabilities on the unaudited Consolidated Balance Sheet.

Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	September 29, 2019			December 31, 2018
Contract and program intangible assets (b)	$3,775	$(1,717)	$2,058	$3,771	$(1,531)	$2,240
Trade names and trademarks	465	(188)	277	469	(177)	292
Technology and software	165	(126)	39	165	(116)	49
Other intangible assets	159	(157)	2	159	(155)	4
Total intangible assets	$4,564	$(2,188)	$2,376	$4,564	$(1,979)	$2,585

(a)	Change in gross carrying amounts consists primarily of adjustments for acquired intangible assets and foreign currency translation.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense for intangible assets was $69 and $209 for the three- and nine-month periods ended September 29, 2019, and $86 and $190 for the three- and nine-month periods ended September 30, 2018, respectively.

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 72% and 74% of our revenue for the three- and nine-month periods ended September 29, 2019, and 75% and 76% of our revenue for the three- and nine-month periods ended September 30, 2018, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 28% and 26% of our revenue for the three- and nine-month periods ended September 29, 2019, and 25% and 24%

of our revenue for the three- and nine-month periods ended September 30, 2018, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On September 29, 2019, we had $67.4 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 55% of our remaining performance obligations as revenue by year-end 2020, an additional 30% by year-end 2022 and the balance thereafter. On December 31, 2018, we had $67.9 billion of remaining performance obligations, at which time we expected to recognize approximately 45% of these remaining performance obligations as revenue in 2019, an additional 35% by year-end 2021 and the balance thereafter.
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

The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue	$95	$96	$263	$302
Operating earnings	81	103	220	283
Diluted earnings per share	$0.22	$0.27	$0.60	$0.75

No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 29, 2019, or September 30, 2018.
Revenue by Category. Our portfolio of products and services consists of approximately 11,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Aircraft manufacturing and completions	$1,881	$1,437	$5,169	$4,165
Aircraft services	523	525	1,567	1,507
Pre-owned aircraft	91	69	135	79
Total Aerospace	2,495	2,031	6,871	5,751
Military vehicles	1,137	991	3,361	2,937
Weapons systems, armament and munitions	474	425	1,336	1,251
Engineering and other services	129	107	338	309
Total Combat Systems	1,740	1,523	5,035	4,497
IT services	2,071	2,307	6,398	5,887
Total Information Technology	2,071	2,307	6,398	5,887
C4ISR solutions	1,220	1,230	3,655	3,475
Total Mission Systems	1,220	1,230	3,655	3,475
Nuclear-powered submarines	1,567	1,369	4,482	4,103
Surface ships	402	445	1,376	1,401
Repair and other services	266	189	760	701
Total Marine Systems	2,235	2,003	6,618	6,205
Total revenue	$9,761	$9,094	$28,577	$25,815

Revenue by contract type was as follows:

Three Months Ended September 29, 2019	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$2,306	$1,501	$824	$719	$1,517	$6,867
Cost-reimbursement	—	230	838	458	716	2,242
Time-and-materials	189	9	409	43	2	652
Total revenue	$2,495	$1,740	$2,071	$1,220	$2,235	$9,761
Three Months Ended September 30, 2018
Fixed-price	$1,807	$1,309	$941	$695	$1,284	$6,036
Cost-reimbursement	—	204	955	499	718	2,376
Time-and-materials	224	10	411	36	1	682
Total revenue	$2,031	$1,523	$2,307	$1,230	$2,003	$9,094

Nine Months Ended September 29, 2019	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$6,271	$4,344	$2,620	$2,122	$4,508	$19,865
Cost-reimbursement	—	662	2,537	1,405	2,101	6,705
Time-and-materials	600	29	1,241	128	9	2,007
Total revenue	$6,871	$5,035	$6,398	$3,655	$6,618	$28,577
Nine Months Ended September 30, 2018
Fixed-price	$5,171	$3,892	$2,387	$1,973	$3,961	$17,384
Cost-reimbursement	—	580	2,462	1,390	2,241	6,673
Time-and-materials	580	25	1,038	112	3	1,758
Total revenue	$5,751	$4,497	$5,887	$3,475	$6,205	$25,815
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

Revenue by customer was as follows:

Three Months Ended September 29, 2019	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
Department of Defense (DoD)	$87	$931	$875	$861	$2,157	$4,911
Non-DoD	—	3	1,141	135	—	1,279
Foreign Military Sales (FMS)	18	58	3	12	43	134
Total U.S. government	105	992	2,019	1,008	2,200	6,324
U.S. commercial	1,420	62	52	33	31	1,598
Non-U.S. government	64	663	—	145	3	875
Non-U.S. commercial	906	23	—	34	1	964
Total revenue	$2,495	$1,740	$2,071	$1,220	$2,235	$9,761
Three Months Ended September 30, 2018
U.S. government:
DoD	$35	$698	$864	$854	$1,895	$4,346
Non-DoD	—	2	1,373	130	—	1,505
FMS	13	65	8	10	37	133
Total U.S. government	48	765	2,245	994	1,932	5,984
U.S. commercial	827	59	41	38	69	1,034
Non-U.S. government	59	677	21	156	2	915
Non-U.S. commercial	1,097	22	—	42	—	1,161
Total revenue	$2,031	$1,523	$2,307	$1,230	$2,003	$9,094

Nine Months Ended September 29, 2019	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
DoD	$262	$2,634	$2,725	$2,529	$6,375	$14,525
Non-DoD	—	9	3,511	403	1	3,924
FMS	47	227	12	33	134	453
Total U.S. government	309	2,870	6,248	2,965	6,510	18,902
U.S. commercial	3,991	171	137	107	97	4,503
Non-U.S. government	264	1,951	13	492	7	2,727
Non-U.S. commercial	2,307	43	—	91	4	2,445
Total revenue	$6,871	$5,035	$6,398	$3,655	$6,618	$28,577
Nine Months Ended September 30, 2018
U.S. government:
DoD	$165	$1,965	$2,321	$2,360	$5,877	$12,688
Non-DoD	—	6	3,349	378	1	3,734
FMS	48	217	23	31	105	424
Total U.S. government	213	2,188	5,693	2,769	5,983	16,846
U.S. commercial	2,586	175	122	101	213	3,197
Non-U.S. government	212	2,086	72	489	8	2,867
Non-U.S. commercial	2,740	48	—	116	1	2,905
Total revenue	$5,751	$4,497	$5,887	$3,475	$6,205	$25,815
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended September 29, 2019, were not materially impacted by any other factors except for the delays in payment on an international wheeled armored vehicle contract in our Combat Systems segment, which contributed to growth in contract assets as further discussed in Note G.
Revenue recognized for the three- and nine-month periods ended September 29, 2019, and September 30, 2018, that was included in the contract liability balance at the beginning of each year was $1.1 billion and $4.0 billion, and $875 and $3.5 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Basic weighted average shares outstanding	288,374	295,339	288,130	295,964
Dilutive effect of stock options and restricted stock/RSUs*	2,518	3,748	2,704	4,114
Diluted weighted average shares outstanding	290,892	299,087	290,834	300,078

* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 5,270 and 4,899 for the three- and nine-month periods ended September 29, 2019, and 3,447 and 3,043 for the three- and nine-month periods ended September 30, 2018, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on September 29, 2019, or December 31, 2018.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on September 29, 2019, and December 31, 2018, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	September 29, 2019
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$7	$7	$1	$6	$—
Available-for-sale debt securities	135	135	—	135	—
Equity securities	52	52	52	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(10)	(10)	—	(10)	—
Measured at amortized cost:
Short- and long-term debt principal	(13,733)	(14,073)	—	(14,073)	—

	December 31, 2018
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$29	$29	$23	$6	$—
Available-for-sale debt securities	121	121	—	121	—
Equity securities	52	52	52	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(69)	(69)	—	(69)	—
Measured at amortized cost:
Short- and long-term debt principal	(12,518)	(12,346)	—	(12,346)	—

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

F. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	September 29, 2019	December 31, 2018
Deferred tax asset	$42	$38
Deferred tax liability	(526)	(577)
Net deferred tax liability	$(484)	$(539)

Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2017 and is currently reviewing our 2018 tax year.

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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on September 29, 2019, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.
Income Tax Provision. The U.S. Treasury Department and the IRS are expected to issue further guidance related to the Tax Cuts and Jobs Act (tax reform) enacted in 2017 that could impact our provision for income taxes in future periods. As a result, we believe it is reasonably possible there may be changes to provisional interpretations and assumptions we made in our initial application of tax reform provisions. We do not expect the impact of any changes to have a material impact on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	September 29, 2019	December 31, 2018
Unbilled revenue	$33,170	$27,908
Advances and progress billings	(25,093)	(21,332)
Net unbilled receivables	$8,077	$6,576

The increase in net unbilled receivables during the nine-month period ended September 29, 2019, was due primarily to an international wheeled armored vehicle contract in our Combat Systems segment. At September 29, 2019, the net unbilled receivable related to this contract was $2.6 billion. Our contract is with the Canadian government, who is selling the vehicles to an international customer. We have experienced delays in payment under the contract. We continue to meet our obligations under the contract and are entitled to payment for work performed. Therefore, we expect to collect the full amount currently outstanding.

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

Inventories consisted of the following:

	September 29, 2019	December 31, 2018
Work in process	$4,706	$4,357
Raw materials	1,670	1,504
Finished goods	46	33
Pre-owned aircraft	151	83
Total inventories	$6,573	$5,977

The increase in total inventories during the nine-month period ended September 29, 2019, was due primarily to the ramp-up in production of the new G600 aircraft in our Aerospace segment. We received both type and production certification from the U.S. Federal Aviation Administration (FAA) for the G600 aircraft in June 2019 and delivered the first G600 aircraft in the third quarter of 2019. The increase in total inventories was also driven by production of initial units of the newly-announced G700 aircraft.

I. DEBT
Debt consisted of the following:

		September 29, 2019	December 31, 2018
Fixed-rate notes due:	Interest rate:
May 2020	2.875%	$2,000	$2,000
May 2021	3.000%	2,000	2,000
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
May 2025	3.500%	750	750
August 2026	2.125%	500	500
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
November 2042	3.600%	500	500
Floating-rate notes due:
May 2020	3-month LIBOR + 0.29%	500	500
May 2021	3-month LIBOR + 0.38%	500	500
Commercial paper	2.117%	1,800	850
Other	Various	433	168
Total debt principal		13,733	12,518
Less unamortized debt issuance costs and discounts		83	101
Total debt		13,650	12,417
Less current portion		4,661	973
Long-term debt		$8,989	$11,444

Our fixed- and floating-rate notes are fully and unconditionally guaranteed by several of our 100%-owned subsidiaries. See Note Q for condensed consolidating financial statements. We have the option to redeem the fixed-rate notes prior to their maturity in whole or in part for the principal plus any accrued but unpaid interest and applicable make-whole amounts.
On September 29, 2019, we had $1.8 billion of commercial paper outstanding with a dollar-weighted average interest rate of 2.117%. We have $5 billion in committed bank credit facilities to support our commercial paper issuances and for general corporate purposes and working capital needs. These credit facilities include a $2 billion 364-day facility expiring in March 2020, a $1 billion multi-year facility expiring in November 2020 and a $2 billion multi-year facility expiring in March 2023. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. Our credit facilities are guaranteed by several of our 100%-owned subsidiaries. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on September 29, 2019.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	September 29, 2019	December 31, 2018

Salaries and wages	$968	$952
Workers’ compensation	274	244
Retirement benefits	280	272
Operating lease liabilities	241	—
Fair value of cash flow hedges	62	141
Other (a)	1,888	1,708
Total other current liabilities	$3,713	$3,317

Retirement benefits	$4,151	$4,422
Operating lease liabilities	1,230	—
Customer deposits on commercial contracts	527	726
Deferred income taxes	526	577
Other (b)	1,625	1,768
Total other liabilities	$8,059	$7,493
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

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management’s repurchase of outstanding shares of our common stock on the open market. On December 5, 2018, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the nine-month period ended September 29, 2019, we repurchased 1.1 million of our outstanding shares for $184. On September 29, 2019, 6.4 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 2.5 million shares for $522 in the nine-month period ended September 30, 2018.

Dividends per Share. Our board of directors declared dividends of $1.02 and $3.06 per share for the three- and nine-month periods ended September 29, 2019, and $0.93 and $2.79 per share for the three- and nine-month periods ended September 30, 2018, respectively. We paid cash dividends of $295 and $858 for the three- and nine-month periods ended September 29, 2019, and $275 and $801 for the three- and nine-month periods ended September 30, 2018, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Losses on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2018	$(71)	$—	$102	$(3,809)	$(3,778)
Other comprehensive income, pretax	70	1	47	188	306
Provision for income tax, net	(17)	—	—	(42)	(59)
Other comprehensive income, net of tax	53	1	47	146	247
September 29, 2019	$(18)	$1	$149	$(3,663)	$(3,531)

December 31, 2017	$(94)	$19	$402	$(3,147)	$(2,820)
Cumulative-effect adjustments*	(4)	(19)	—	(615)	(638)
Other comprehensive income, pretax	40	—	(130)	247	157
Provision for income tax, net	(8)	—	—	(52)	(60)
Other comprehensive income, net of tax	32	—	(130)	195	97
September 30, 2018	$(66)	$—	$272	$(3,567)	$(3,361)

* Reflects the cumulative effects of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which we adopted on January 1, 2018.
Current-period amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and consisted of pretax recognized net actuarial losses of $232 and $280 for the nine-month periods ended September 29, 2019, and September 30, 2018, respectively. This was offset partially by pretax amortization of prior service credit of $16 and $36 for the nine-month periods ended September 29, 2019, and September 30, 2018, respectively. These AOCL components are included in our net periodic pension and other post-retirement benefit cost. See Note O for additional details.

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On September 29, 2019, and December 31, 2018, we held $974 and $963 in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified supplemental executive retirement plans. On September 29, 2019, and December 31, 2018, these marketable securities totaled $194 and $202, respectively, and were reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. We had notional forward exchange and interest rate swap contracts outstanding of $4.4 billion and $5.8 billion on September 29, 2019, and December 31, 2018, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note E for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and nine-month periods ended September 29, 2019, and September 30, 2018. Net gains and losses reclassified to earnings from AOCL related to qualified hedges also were not material to our results of operations for the three- and nine-month periods ended September 29, 2019, and September 30, 2018, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on September 29, 2019, or December 31, 2018.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended

September 29, 2019, or September 30, 2018. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the nine-month periods ended September 29, 2019, and September 30, 2018.

M. COMMITMENTS AND CONTINGENCIES
Litigation
In 2015, Electric Boat Corporation, a subsidiary of General Dynamics Corporation, received a Civil Investigative Demand from the U.S. Department of Justice regarding an investigation of potential False Claims Act violations relating to alleged failures of Electric Boat’s quality system with respect to allegedly non-conforming parts purchased from a supplier. In 2016, Electric Boat was made aware that it is a defendant in a lawsuit related to this matter which had been filed under seal in U.S. district court. Also in 2016, the Suspending and Debarring Official for the U.S. Department of the Navy issued a Show Cause Letter to Electric Boat requesting that Electric Boat respond to the official’s concerns regarding Electric Boat’s oversight and management with respect to its quality assurance systems for subcontractors and suppliers. Electric Boat responded to the Show Cause Letter and has been engaged in discussions with the U.S. government.
In the third quarter of 2019, the Department of Justice declined to intervene in the qui tam action, noting that its investigation continues, and the court unsealed the relator’s complaint. Given the current status of these matters, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of these matters, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.2 billion on September 29, 2019. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of September 29, 2019, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended September 29, 2019, and September 30, 2018, were as follows:

Nine Months Ended	September 29, 2019	September 30, 2018
Beginning balance	$480	$467
Warranty expense	84	87
Payments	(62)	(77)
Adjustments	(14)	(16)
Ending balance	$488	$461

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
Our leases are for office space, manufacturing facilities, and machinery and equipment. Real estate represents over 75% of our lease obligations.
The components of lease costs were as follows:

	Three Months Ended	Nine Months Ended
	September 29, 2019	September 29, 2019
Finance lease cost:
Amortization of right-of-use assets	$21	$64
Interest on lease liabilities	7	19
Operating lease cost	86	250
Short-term lease cost	22	54
Variable lease cost	3	5
Sublease income	(3)	(11)
Total lease costs, net	$136	$381

Additional information related to leases was as follows:

Nine Months Ended	September 29, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$247
Operating cash flows from finance leases	19
Financing cash flows from finance leases	42
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	292
Finance leases	5

Additional quantitative lease information was as follows:

September 29, 2019
Weighted-average remaining lease term:
Operating leases	11.0 years
Finance leases	5.2 years
Weighted-average discount rate:
Operating leases	3%
Finance leases	9%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the unaudited Consolidated Balance Sheet on September 29, 2019:

Year Ended December 31	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 29, 2019)	$81	$22
2020	281	81
2021	237	75
2022	191	75
2023	147	29
Thereafter	900	67
Total future lease payments	1,837	349
Less imputed interest	366	68
Present value of future lease payments	1,471	281
Less current portion of lease liabilities	241	66
Long-term lease liabilities	$1,230	$215
ROU assets	$1,400	$325

Lease liabilities are included on the Consolidated Balance Sheet in current and noncurrent other liabilities, while ROU assets are included in noncurrent other assets.
On September 29, 2019, we had additional future payments on leases that had not yet commenced of $144. These leases will commence between 2019 and 2020, and have lease terms of 1 to 20 years.

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
Net periodic defined-benefit pension and other post-retirement benefit cost (credit) for the three- and nine-month periods ended September 29, 2019, and September 30, 2018, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Service cost	$28	$45	$2	$3
Interest cost	150	140	9	8
Expected return on plan assets	(228)	(225)	(9)	(10)
Recognized net actuarial loss (gain)	98	94	(2)	(1)
Amortization of prior service credit	(4)	(11)	(1)	(1)
Net periodic benefit cost (credit)	$44	$43	$(1)	$(1)
Nine Months Ended
Service cost	$84	$135	$6	$8
Interest cost	450	394	27	24
Expected return on plan assets	(684)	(632)	(27)	(29)
Recognized net actuarial loss (gain)	238	283	(6)	(3)
Amortization of prior service credit	(13)	(33)	(3)	(3)
Net periodic benefit cost (credit)	$75	$147	$(3)	$(3)

Based on recent market conditions, we adjusted our assumptions for our non-qualified supplemental retirement plans, and the third quarter of 2019 reflects a cumulative adjustment to recognize the resulting increase in expense.
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
Summary financial information for each of our segments follows:

	Revenue		Operating Earnings
Three Months Ended	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Aerospace	$2,495	$2,031	$393	$376
Combat Systems	1,740	1,523	264	241
Information Technology	2,071	2,307	146	157
Mission Systems	1,220	1,230	185	179
Marine Systems	2,235	2,003	209	169
Corporate	—	—	19	13
Total	$9,761	$9,094	$1,216	$1,135
Nine Months Ended
Aerospace	$6,871	$5,751	$1,052	$1,108
Combat Systems	5,035	4,497	712	701
Information Technology	6,398	5,887	456	414
Mission Systems	3,655	3,475	495	478
Marine Systems	6,618	6,205	586	548
Corporate	—	—	19	(18)
Total	$28,577	$25,815	$3,320	$3,231

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

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)

Three Months Ended September 29, 2019	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$7,660	$2,101	$—	$9,761
Cost of sales	36	(6,257)	(1,752)	—	(7,973)
G&A	(17)	(415)	(140)	—	(572)
Operating earnings	19	988	209	—	1,216
Interest, net	(105)	(1)	(8)	—	(114)
Other, net	(6)	1	(7)	—	(12)
Earnings before income tax	(92)	988	194	—	1,090
Provision for income tax, net	32	(168)	(41)	—	(177)
Equity in net earnings of subsidiaries	973	—	—	(973)	—
Net earnings	$913	$820	$153	$(973)	$913
Comprehensive income	$858	$813	$53	$(866)	$858
Three Months Ended September 30, 2018
Revenue	$—	$6,811	$2,283	$—	$9,094
Cost of sales	26	(5,518)	(1,915)	—	(7,407)
G&A	(15)	(393)	(144)	—	(552)
Operating earnings	11	900	224	—	1,135
Interest, net	(105)	(2)	(7)	—	(114)
Other, net	4	2	(4)	—	2
Earnings before income tax	(90)	900	213	—	1,023
Provision for income tax, net	8	(132)	(35)	—	(159)
Discontinued operations, net of tax	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	946	—	—	(946)	—
Net earnings	$851	$768	$178	$(946)	$851
Comprehensive income	$1,048	$769	$307	$(1,076)	$1,048

CONDENSED CONSOLIDATING STATEMENT OF EARNINGS (UNAUDITED)

Nine Months Ended September 29, 2019	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Revenue	$—	$22,042	$6,535	$—	$28,577
Cost of sales	75	(18,094)	(5,456)	—	(23,475)
G&A	(58)	(1,262)	(462)	—	(1,782)
Operating earnings	17	2,686	617	—	3,320
Interest, net	(322)	—	(28)	—	(350)
Other, net	17	4	(3)	—	18
Earnings before income tax	(288)	2,690	586	—	2,988
Provision for income tax, net	94	(495)	(123)	—	(524)
Equity in net earnings of subsidiaries	2,658	—	—	(2,658)	—
Net earnings	$2,464	$2,195	$463	$(2,658)	$2,464
Comprehensive income	$2,711	$2,182	$576	$(2,758)	$2,711
Nine Months Ended September 30, 2018
Revenue	$—	$20,088	$5,727	$—	$25,815
Cost of sales	54	(16,195)	(4,742)	—	(20,883)
G&A	(73)	(1,247)	(381)	—	(1,701)
Operating earnings	(19)	2,646	604	—	3,231
Interest, net	(225)	(1)	(18)	—	(244)
Other, net	(38)	6	(2)	—	(34)
Earnings before income tax	(282)	2,651	584	—	2,953
Provision for income tax, net	89	(475)	(118)	—	(504)
Discontinued operations, net of tax	(13)	—	—	—	(13)
Equity in net earnings of subsidiaries	2,642	—	—	(2,642)	—
Net earnings	$2,436	$2,176	$466	$(2,642)	$2,436
Comprehensive income	$2,533	$2,154	$386	$(2,540)	$2,533

CONDENSED CONSOLIDATING BALANCE SHEET (UNAUDITED)

September 29, 2019	Parent*	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$412	$—	$562	—	$974
Accounts receivable	—	1,083	2,406	—	3,489
Unbilled receivables	—	3,268	4,809	—	8,077
Inventories	—	6,419	154	—	6,573
Other current assets	(404)	920	522	—	1,038
Total current assets	8	11,690	8,453	—	20,151
Noncurrent assets:
Property, plant and equipment (PP&E)	341	7,486	1,630	—	9,457
Accumulated depreciation of PP&E	(88)	(4,238)	(914)	—	(5,240)
Intangible assets, net	—	219	2,157	—	2,376
Goodwill	—	7,960	11,657	—	19,617
Other assets	196	1,158	1,073	—	2,427
Net investment in subsidiaries	30,594	—	—	(30,594)	—
Total noncurrent assets	31,043	12,585	15,603	(30,594)	28,637
Total assets	$31,051	$24,275	$24,056	$(30,594)	$48,788

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$4,294	$—	$367	$—	$4,661
Customer advances and deposits	—	3,965	2,889	—	6,854
Other current liabilities	677	4,116	1,919	—	6,712
Total current liabilities	4,971	8,081	5,175	—	18,227
Noncurrent liabilities:
Long-term debt	8,923	52	14	—	8,989
Other liabilities	3,644	2,659	1,756	—	8,059
Total noncurrent liabilities	12,567	2,711	1,770	—	17,048
Total shareholders’ equity	13,513	13,483	17,111	(30,594)	13,513
Total liabilities and shareholders’ equity	$31,051	$24,275	$24,056	$(30,594)	$48,788

*	Includes the funded status of the company’s primary domestic qualified defined-benefit pension plans as the Parent has the ultimate obligation for the plans.

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2018	Parent*	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated

ASSETS
Current assets:
Cash and equivalents	$460	$—	$503	$—	$963
Accounts receivable	—	1,171	2,588	—	3,759
Unbilled receivables	—	2,758	3,818	—	6,576
Inventories	—	5,855	122	—	5,977
Other current assets	(251)	647	518	—	914
Total current assets	209	10,431	7,549	—	18,189
Noncurrent assets:
PP&E	273	7,177	1,522	—	8,972
Accumulated depreciation of PP&E	(83)	(4,071)	(840)	—	(4,994)
Intangible assets, net	—	251	2,334	—	2,585
Goodwill	—	8,031	11,563	—	19,594
Other assets	195	274	593	—	1,062
Net investment in subsidiaries	27,887	—	—	(27,887)	—
Total noncurrent assets	28,272	11,662	15,172	(27,887)	27,219
Total assets	$28,481	$22,093	$22,721	$(27,887)	$45,408

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$850	$—	$123	$—	$973
Customer advances and deposits	—	4,541	2,729	—	7,270
Other current liabilities	552	3,944	2,000	—	6,496
Total current liabilities	1,402	8,485	4,852	—	14,739
Noncurrent liabilities:
Long-term debt	11,398	39	7	—	11,444
Other liabilities	3,949	2,115	1,429	—	7,493
Total noncurrent liabilities	15,347	2,154	1,436	—	18,937
Total shareholders’ equity	11,732	11,454	16,433	(27,887)	11,732
Total liabilities and shareholders’ equity	$28,481	$22,093	$22,721	$(27,887)	$45,408

*	Includes the funded status of the company’s primary domestic qualified defined-benefit pension plans as the Parent has the ultimate obligation for the plans.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 29, 2019	Parent	Guarantors on a Combined Basis	Other Subsidiaries on a Combined Basis	Consolidating Adjustments	Total Consolidated
Net cash provided by operating activities*	$181	$679	$(273)	$—	$587
Cash flows from investing activities:
Capital expenditures	(65)	(404)	(137)	—	(606)
Other, net	6	21	(25)	—	2
Net cash used by investing activities	(59)	(383)	(162)	—	(604)
Cash flows from financing activities:
Proceeds from commercial paper, net	947	—	—	—	947
Dividends paid	(858)	—	—	—	(858)
Purchases of common stock	(231)	—	—	—	(231)
Other, net	24	(1)	184	—	207
Net cash provided by financing activities	(118)	(1)	184	—	65
Net cash used by discontinued operations	(37)	—	—	—	(37)
Cash sweep/funding by parent	(15)	(295)	310	—	—
Net increase in cash and equivalents	(48)	—	59	—	11
Cash and equivalents at beginning of period	460	—	503	—	963
Cash and equivalents at end of period	$412	$—	$562	$—	$974
Nine Months Ended September 30, 2018
Net cash provided by operating activities*	$(204)	$1,561	$(276)	$—	$1,081
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(9,749)	(74)	(216)	—	(10,039)
Capital expenditures	(36)	(331)	(80)	—	(447)
Other, net	93	76	—	—	169
Net cash used by investing activities	(9,692)	(329)	(296)	—	(10,317)
Cash flows from financing activities:
Proceeds from fixed-rate notes	6,461	—	—	—	6,461
Proceeds from commercial paper, net	1,668	—	—	—	1,668
Proceeds from floating-rate notes	1,000	—	—	—	1,000
Dividends paid	(801)	—	—	—	(801)
Purchases of common stock	(533)	—	—	—	(533)
Repayment of CSRA accounts receivable purchase agreement	—	—	(450)	—	(450)
Other, net	(10)	—	(58)	—	(68)
Net cash provided by financing activities	7,785	—	(508)	—	7,277
Net cash used by discontinued operations	(14)	—	—	—	(14)
Cash sweep/funding by parent	844	(1,232)	388	—	—
Net decrease in cash and equivalents	(1,281)	—	(692)	—	(1,973)
Cash and equivalents at beginning of period	1,930	—	1,053	—	2,983
Cash and equivalents at end of period	$649	$—	$361	$—	$1,010

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
DEFENSE BUSINESS ENVIRONMENT
With approximately 65% of our revenue from the U.S. government, government spending levels, particularly defense spending, influence our financial performance. At the start of the government’s new fiscal year (FY) that began on October 1, 2019, the Congress had not passed the FY 2020 defense appropriations bill. On September 27, 2019, a continuing resolution (CR) was signed into law, providing funding for federal agencies at FY 2019 spending levels through November 21, 2019. When the government operates under a CR, newly awarded programs are not funded, which could result in program delays. We do not anticipate that the current CR, or subsequent extensions, will have a material impact on our results of operations, financial condition or cash flows.

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

CONSOLIDATED OVERVIEW

Three Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$9,761	$9,094	$667	7.3%
Operating costs and expenses	(8,545)	(7,959)	(586)	7.4%
Operating earnings	1,216	1,135	81	7.1%
Operating margin	12.5%	12.5%
Nine Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$28,577	$25,815	$2,762	10.7%
Operating costs and expenses	(25,257)	(22,584)	(2,673)	11.8%
Operating earnings	3,320	3,231	89	2.8%
Operating margin	11.6%	12.5%

Our consolidated revenue increased in the third quarter and first nine months of 2019 driven by additional aircraft deliveries in our Aerospace segment, higher volume from U.S. military vehicles in our Combat Systems segment and increased U.S. Navy ship construction in our Marine Systems segment. In the first nine months of 2019, the increase in revenue was also driven by the acquisition of CSRA Inc. (CSRA) in our Information Technology segment, which we acquired on April 3, 2018. See Note B to the unaudited Consolidated Financial Statements in Part I, Item 1, for further discussion of the acquisition.
Operating margin remained steady in the third quarter of 2019 but declined 90 basis points in the first nine months of 2019. Both periods were impacted by a less favorable aircraft delivery mix in our Aerospace segment and a less favorable contract mix in our Combat Systems segment. The unfavorable impacts of these items were fully offset in the third quarter as a result of ongoing operational performance improvements and cost containment activities across the company.

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
AEROSPACE

Three Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$2,495	$2,031	$464	22.8%
Operating earnings	393	376	17	4.5%
Operating margin	15.8%	18.5%
Gulfstream aircraft deliveries (in units)	38	27	11	40.7%
Nine Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$6,871	$5,751	$1,120	19.5%
Operating earnings	1,052	1,108	(56)	(5.1)%
Operating margin	15.3%	19.3%
Gulfstream aircraft deliveries (in units)	103	79	24	30.4%
Operating Results
The increase in the Aerospace segment’s revenue in the third quarter and first nine months of 2019 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing and completions	$444	$1,004
Aircraft services	(2)	60
Pre-owned aircraft	22	56
Total increase	$464	$1,120

Aircraft manufacturing and completions revenue increased due primarily to the initial deliveries of the new large-cabin G600 aircraft, which entered into service in the third quarter of 2019, and additional deliveries of the large-cabin G500 aircraft, which entered into service in the third quarter of 2018. We expect deliveries of both of these aircraft to continue to ramp up in the fourth quarter.
In the first nine months of 2019, the increase in aircraft services revenue was driven by higher demand for maintenance work and the acquisition in the second quarter of 2018 of Hawker Pacific, a leading provider of integrated aviation solutions across the Asia-Pacific region and the Middle East.
The components of the change in the segment’s operating earnings in the third quarter and first nine months of 2019 are presented below. Operating earnings were up in the quarter over the third quarter of 2018, which is particularly notable in light of a significant favorable supplier settlement in the third quarter of 2018 that was the primary driver of the decrease in operating earnings in the first nine months of 2019.

	Third Quarter	Nine Months
Aircraft manufacturing and completions	$(4)	$(40)
Aircraft services	10	3
Pre-owned aircraft	—	(7)
G&A/other expenses	11	(12)
Total increase (decrease)	$17	$(56)
In addition to the supplier settlement, aircraft manufacturing and completions operating earnings were impacted by the shift in the mix of Gulfstream aircraft deliveries as the G600 was introduced and G500 production increased, bringing the typical lower margin associated with initial units of a new aircraft model. The shift in the mix was offset by the operating earnings generated from additional deliveries in the current-year periods.
Net G&A/other expenses were higher in the first nine months of 2019 compared with the prior-year period as a result of the receipt in the second quarter of 2018 of milestone payments from suppliers under our cost sharing arrangements on aircraft development programs. Overall, R&D expenses have been trending downward with the completion of the G500 and G600 aircraft test programs, resulting in lower G&A/other expenses in the third quarter of 2019. In total, the Aerospace segment’s operating margin decreased 270 basis points in the third quarter and 400 basis points in the first nine months of 2019 compared with the prior-year periods.
COMBAT SYSTEMS

Three Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$1,740	$1,523	$217	14.2%
Operating earnings	264	241	23	9.5%
Operating margin	15.2%	15.8%
Nine Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$5,035	$4,497	$538	12.0%
Operating earnings	712	701	11	1.6%
Operating margin	14.1%	15.6%

Operating Results
The increase in the Combat Systems segment’s revenue in the third quarter and first nine months of 2019 consisted of the following:

	Third Quarter	Nine Months
U.S. military vehicles	$140	$398
Weapons systems and munitions	82	183
International military vehicles	(5)	(43)
Total increase	$217	$538
Revenue from U.S. military vehicles increased due primarily to higher volume on the U.S. Army’s Abrams M1A2 System Enhancement Package Version 3 (SEPv3) tank and new Mobile Protected Firepower (MPF) vehicle programs. Weapons systems and munitions revenue was up due to increased volume on several products, including artillery for the Army and missile subcomponents. Revenue from international military vehicles decreased due to lower volume on various wheeled armored vehicle programs and reduced volume on the British Army’s AJAX armored fighting vehicle program as it transitions from engineering to production.
The Combat Systems segment’s operating margin decreased 60 basis points in the third quarter and 150 basis points in the first nine months of 2019 driven by contract mix in our U.S. military vehicles business and an unfavorable settlement in the first quarter of 2019 relating to a lease at a former operating site outside the United States.
INFORMATION TECHNOLOGY

Three Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$2,071	$2,307	$(236)	(10.2)%
Operating earnings	146	157	(11)	(7.0)%
Operating margin	7.0%	6.8%
Nine Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$6,398	$5,887	$511	8.7%
Operating earnings	456	414	42	10.1%
Operating margin	7.1%	7.0%
Operating Results
The change in the Information Technology segment’s revenue in the third quarter and first nine months of 2019 consisted of the following:

	Third Quarter	Nine Months
Defense	$(19)	$354
Intelligence and homeland security	(85)	110
Federal civilian	(132)	47
Total (decrease) increase	$(236)	$511
In the first nine months of 2019, revenue increased across all three businesses due to the CSRA acquisition in the second quarter of 2018. Federal civilian revenue in the third quarter and first nine months of 2019 were lower because of the sale of the segment’s public-facing contact-center business in the fourth quarter of 2018 and other portfolio shaping following the acquisition. Revenue also decreased in the third quarter of 2019 driven by the completion of several legacy CSRA programs in 2018, offset partially by the ramp up of new programs.
The Information Technology segment’s operating margin was up 20 basis points in the third quarter of 2019 compared with the prior-year period due to lower intangible asset amortization expense from the CSRA acquisition, offset somewhat by a charge recorded as we exited a non-core line of business. Operating margin increased 10 basis points in the first nine months of 2019 compared with the prior-year period due to favorable program mix and acquisition-related synergies offsetting additional intangible asset amortization expense.
MISSION SYSTEMS

Three Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$1,220	$1,230	$(10)	(0.8)%
Operating earnings	185	179	6	3.4%
Operating margin	15.2%	14.6%
Nine Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$3,655	$3,475	$180	5.2%
Operating earnings	495	478	17	3.6%
Operating margin	13.5%	13.8%
Operating Results
The change in the Mission Systems segment’s revenue in the third quarter and first nine months of 2019 consisted of the following:

	Third Quarter	Nine Months
Naval, air and electronic systems	$7	$92
Ground systems and products	(19)	64
Space, intelligence and cyber systems	2	24
Total (decrease) increase	$(10)	$180
Revenue in the Mission Systems segment was down slightly in the third quarter but up in the first nine months of 2019 compared with the prior-year periods. Increased volume on combat and seaframe control systems for the U.S. Navy’s Independence-variant Littoral Combat Ships and fire-control systems for the Navy’s submarine programs drove the increase in the naval, air and electronic systems business. Ground systems and products revenue was up in the first nine months of 2019 due primarily to higher demand for computing and communications equipment.
The Mission Systems segment’s operating margin increased 60 basis points in the third quarter and decreased 30 basis points in the first nine months of 2019 compared with prior-year periods due to program mix.

MARINE SYSTEMS

Three Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$2,235	$2,003	$232	11.6%
Operating earnings	209	169	40	23.7%
Operating margin	9.4%	8.4%
Nine Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$6,618	$6,205	$413	6.7%
Operating earnings	586	548	38	6.9%
Operating margin	8.9%	8.8%
Operating Results
The increase in the Marine Systems segment’s revenue in the third quarter and first nine months of 2019 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$175	$460
U.S. Navy ship engineering, repair and other services	97	70
Commercial ship construction	(40)	(117)
Total increase	$232	$413
Revenue from U.S. Navy ship construction was up due to higher volume on Block V of the Virginia-class submarine program, the Columbia-class submarine program and the John Lewis-class (T-AO-205) fleet replenishment oiler contract. Revenue from U.S. Navy ship engineering, repair and other services increased driven by a higher volume of surface ship repair work. These increases were offset partially by lower commercial ship construction volume.
The Marine Systems segment’s operating margin increased 100 basis points in the third quarter of 2019 and 10 basis points in the first nine months of 2019 compared with the prior-year periods driven by favorable performance on the end of Block III of the Virginia-class submarine program. In the first nine months of 2019, this favorable performance offset the impact of mix shift, particularly in our submarine and auxiliary ship workloads, that the segment has been experiencing in 2019.
CORPORATE
Corporate operating results consisted of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Operating income (expense)	$19	$13	$19	$(18)
Corporate operating results in the first nine months of 2018 included one-time transaction-related charges of approximately $45 associated with the costs to complete the CSRA acquisition. Excluding these charges, Corporate operating results have two primary components: pension and other post-retirement benefit income, and stock option expense.

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
Based on recent market conditions, we adjusted our assumptions for our non-qualified supplemental retirement plans, and the third quarter of 2019 reflects a cumulative adjustment to recognize the resulting increase in expense. In our defense segments, this results in an increase in the offset reported in Corporate, as described above. Due to the revised assumptions, we expect minimal income/expense for Corporate in the fourth quarter.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$5,789	$4,842	$947	19.6%
Operating costs	(4,640)	(3,797)	(843)	22.2%
Nine Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$16,441	$14,172	$2,269	16.0%
Operating costs	(13,217)	(11,045)	(2,172)	19.7%
The increase in product revenue in the third quarter and first nine months of 2019 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing and completions	$444	$1,004
Ship construction	130	340
C4ISR products	97	327
Military vehicle production	123	300
Other, net	153	298
Total increase	$947	$2,269
Aircraft manufacturing and completions revenue increased due primarily to the initial deliveries of the new large-cabin G600 aircraft and additional deliveries of the large-cabin G500 aircraft. Ship construction revenue increased due to higher volume on Block V of the Virginia-class submarine program, the Columbia-class submarine program and the John Lewis-class fleet replenishment oiler contract, offset partially by lower commercial ship construction volume. C4ISR products revenue was up due to higher demand for computing and communications equipment and increased volume on combat and seaframe control systems. Military vehicle production revenue was up due to higher volume on the U.S. Army’s Abrams tank and new MPF programs. Product operating costs increased at a higher rate than revenue due primarily to the shift in mix of Gulfstream aircraft deliveries.

SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$3,972	$4,252	$(280)	(6.6)%
Operating costs	(3,333)	(3,610)	277	(7.7)%
Nine Months Ended	September 29, 2019	September 30, 2018	Variance
Revenue	$12,136	$11,643	$493	4.2%
Operating costs	(10,258)	(9,838)	(420)	4.3%
The change in service revenue in the third quarter and first nine months of 2019 consisted of the following:

	Third Quarter	Nine Months
IT services	$(236)	$511
Other, net	(44)	(18)
Total (decrease) increase	$(280)	$493
In the first nine months of 2019, IT services revenue increased due to the CSRA acquisition in the second quarter of 2018. IT services revenue decreased in the third quarter of 2019 due primarily to the sale of a public-facing contact-center business in the fourth quarter of 2018. In the third quarter of 2019, service operating costs decreased at a higher rate than revenue due primarily to lower intangible asset amortization expense from the CSRA acquisition.
OTHER FINANCIAL INFORMATION
G&A Expenses
As a percentage of revenue, G&A expenses were 6.2% in the first nine months of 2019 compared with 6.6% in the first nine months of 2018.
Interest, Net
Net interest expense was $350 in the first nine months of 2019 compared with $244 in the prior-year period. The increase was due primarily to the impact of financing the CSRA acquisition, including the issuance of $7.5 billion of fixed- and floating-rate notes in the second quarter of 2018. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
Other, Net
Net other income was $18 in the first nine months of 2019 compared with expense of $34 in the first nine months of 2018. These amounts represent primarily the non-service cost components of pension and other post-retirement benefits, which became a net income item in the first nine months of 2019 versus a net expense in the prior-year period. The first nine months of 2018 also included approximately $30 of transaction costs associated with the CSRA acquisition.
Based on recent market conditions, we adjusted our assumptions for our non-qualified supplemental retirement plans, and the third quarter of 2019 reflects a cumulative adjustment to recognize the resulting increase in expense. Due to the revised assumptions, we expect minimal other income/expense in the fourth quarter.

Provision for Income Tax, Net
Our effective tax rate was 17.5% in the first nine months of 2019 compared with 17.1% in the prior-year period. For 2019, we anticipate a full-year effective tax rate in the mid-17% range.
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

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $67.4 billion at the end of the third quarter of 2019, down slightly from $67.7 billion on June 30, 2019. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note C to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $103 billion on September 29, 2019, up 1.1% from $101.9 billion on June 30, 2019.
The following table details the backlog and estimated potential contract value of each segment at the end of the third and second quarters of 2019:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	September 29, 2019
Aerospace	$11,195	$188	$11,383	$2,065	$13,448
Combat Systems	15,069	449	15,518	4,255	19,773
Information Technology	4,782	4,381	9,163	18,063	27,226
Mission Systems	5,152	307	5,459	6,764	12,223
Marine Systems	17,801	8,072	25,873	4,497	30,370
Total	$53,999	$13,397	$67,396	$35,644	$103,040

	June 30, 2019
Aerospace	$11,932	$213	$12,145	$2,079	$14,224
Combat Systems	14,794	438	15,232	4,113	19,345
Information Technology	4,446	4,405	8,851	17,983	26,834
Mission Systems	4,925	258	5,183	6,847	12,030
Marine Systems	18,344	7,899	26,243	3,223	29,466
Total	$54,441	$13,213	$67,654	$34,245	$101,899

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the third quarter of 2019 with backlog of $11.4 billion compared with $12.1 billion on June 30, 2019.
Orders in the third quarter of 2019 reflected demand across our product and services portfolio including orders for all models of Gulfstream aircraft. The segment’s book-to-bill ratio (orders divided by revenue) was 0.7-to-1 in the third quarter of 2019 and approximately 1-to-1 over the trailing 12 months. We received both type and production certification from the U.S. Federal Aviation Administration (FAA) for the G600 aircraft in June 2019 and delivered the first G600 aircraft in the third quarter of 2019.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On September 29, 2019, estimated potential contract value in the Aerospace segment was $2.1 billion, consistent with June 30, 2019.
On October 21, 2019, we introduced the new G700 aircraft, combining our industry-leading high-speed, ultra-long-range, ultra-long-cabin G650ER aircraft with an expanded cabin, a new high-thrust, high-efficiency engine to optimize performance and our Symmetry Flight Deck – the industry’s most technologically advanced flight deck, which we launched on our new G500 and G600 aircraft. The G700 is expected to enter into service in 2022, following type certification from the FAA and European Aviation Safety Agency. Although the G700 was only recently announced, demand for the next generation aircraft has been solid, and our September 29, 2019, backlog already includes orders associated with the new model.

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
Total backlog in our defense segments was $56 billion on September 29, 2019, compared with $55.5 billion on June 30, 2019. The Combat Systems, Information Technology and Mission Systems segments each achieved a book-to-bill ratio in excess of 1-to-1 in the third quarter of 2019. Estimated potential contract value in our defense segments was $33.6 billion on September 29, 2019, up 4.4% from $32.2 billion on June 30, 2019. We received the following significant contract awards during the third quarter of 2019:

Combat Systems:

•	$1.3 billion from the Canadian government to produce armored combat support vehicles (ACSVs) and provide associated support services.

•	$155 from the U.S. Army for various munitions and ordnance.

•	$70 to produce gun systems for the F-35 Joint Strike Fighter.

•	$55 from the Army for various maintenance and enhancements at the Lima Army Tank Plant in Lima, Ohio.
Information Technology:

•	An IDIQ contract to provide C4ISR installation services for the U.S. Navy. The program has a maximum potential value of $2.5 billion among 6 awardees.

•
A contract to provide program management and engineering services to the Cybersecurity and Infrastructure Security Agency’s (CISA) emergency communications infrastructure. The contract has a maximum potential value of $325.

•
A contract from the U.S. Department of Veterans Affairs under the Veterans Intake, Conversion and Communications Services (VICCS) program to provide support and communication services to U.S. veterans. The contract has a maximum potential value of $280.

•	$155 from the U.S. Department of State to provide business process support services for the Bureau of Consular Affairs’ Global Support Strategy (GSS) program for visa services.

•	$125 to provide design, development, testing, installation, maintenance, logistics support and modernization services for Navy airborne and shipboard platforms.

•
$95 from the Centers for Medicare and Medicaid Services for several key contracts, including support of the Medicare Secondary Payer (MSP) program. These contracts have a maximum potential value of $220.

Mission Systems:

•	$265 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.

•	$95 from the Army to provide continued software support and engineering for the Warfighter Information Network-Tactical (WIN-T) Increment 2 program.

•	$65 from the Navy to provide fire control system modifications for ballistic-missile and guided-missile submarines.

•	$45 from the Navy to produce five Knifefish surface mine countermeasure systems and associated support equipment.

•	$25 from the Army for the production of Prophet enhanced ground-based signals intelligence and electronic warfare systems. The contract has a maximum potential value of $295.
Marine Systems:

•	$1.1 billion from the Navy for design and construction of two Expeditionary Sea Base (ESB) auxiliary support ships and an option totaling approximately $550 for an additional ship.

•
$175 from the Navy to provide engineering, technical, design and planning yard support services for operational strategic and attack submarines. The program has a maximum potential value of $1 billion.

•	$390 from the Navy for Advanced Nuclear Plant Studies (ANPS) in support of the Columbia-class submarine program.

•	$110 from the Navy to provide maintenance and repair services for the USS Kearsarge, an amphibious assault ship.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2019 with a cash balance of $974 compared with $963 at the end of 2018. Our net debt position, defined as debt less cash and equivalents and marketable securities, was $12.7 billion at the end of the third quarter of 2019 compared with $11.5 billion at the end of 2018.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first nine months of 2019 and 2018, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.
OPERATING ACTIVITIES
We generated cash from operating activities of $587 in the first nine months of 2019 compared with $1.1 billion in the same period in 2018. The primary driver of cash inflows in both periods was net earnings. However, cash flows in both periods were affected negatively by growth in operating working capital (OWC), particularly the timing of payments on international armored vehicle contracts in our Combat Systems segment. For additional information about the growth in our unbilled receivables balance, see Note G to the unaudited Consolidated Financial Statements in Part I, Item 1. Cash flows in the first nine months of 2019 were also affected negatively by net OWC growth in our Aerospace segment driven by our position in the development, production and cash collection cycles of our Gulfstream aircraft models.

Additionally, cash flows in the first nine months of 2018 reflected a discretionary pension plan contribution of $255.
INVESTING ACTIVITIES
Cash used for investing activities was $604 in the first nine months of 2019 compared with $10.3 billion in the same period in 2018. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. In the first nine months of 2018, we acquired three businesses for an aggregate of $10 billion, including $9.7 billion for CSRA. Capital expenditures were $606 in the first nine months of 2019 compared with $447 in the same period in 2018. The increase reflects ongoing investments to support growth at our shipyards.
FINANCING ACTIVITIES
Cash provided by financing activities was $65 in the first nine months of 2019 compared with $7.3 billion in the same period in 2018. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and payment of dividends. Our financing activities also include repurchases of common stock, debt repayments and employee stock option exercises.
On December 5, 2018, our board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the first nine months of 2019, we repurchased 1.1 million of our outstanding shares for $184. On September 29, 2019, 6.4 million shares remained authorized by our board of directors for repurchase, approximately 2% of our total shares outstanding. We repurchased 2.5 million shares for $522 in the first nine months of 2018.
On March 6, 2019, our board of directors declared an increased quarterly dividend of $1.02 per share, the 22nd consecutive annual increase. Previously, the board had increased the quarterly dividend to $0.93 per share in March 2018. Cash dividends paid were $858 in the first nine months of 2019 compared with $801 in the same period in 2018.
We received net proceeds of $947 from commercial paper in the first nine months of 2019, resulting in $1.8 billion outstanding on September 29, 2019. We have $5 billion in committed bank credit facilities to support our commercial paper issuances and for general corporate purposes and working capital needs. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Nine Months Ended	September 29, 2019	September 30, 2018
Net cash provided by operating activities	$587	$1,081
Capital expenditures	(606)	(447)
Free cash flow from operations	$(19)	$634
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	24%	44%
Free cash flow from operations	(1)%	26%

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
Revenue. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $81 ($0.22) and $220 ($0.60) for the three- and nine-month periods ended September 29, 2019, and $103 ($0.27) and $283 ($0.75) for the three- and nine-month periods ended September 30, 2018, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 29, 2019, or September 30, 2018.
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 29, 2019. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on September 29, 2019, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share
Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
7/1/19-7/28/19	1,148	$167.16
7/29/19-8/25/19	398	184.07
8/26/19-9/29/19	36	184.36
	1,582	$171.81
* Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
On December 5, 2018, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding common stock on the open market. We did not repurchase any shares in the third quarter of 2019. On September 29, 2019, 6.4 million shares remained authorized by our board of directors for repurchase.
We did not make any unregistered sales of equity securities in the third quarter of 2019.

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

101.INS
Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Filed or furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
William A. Moss
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: October 23, 2019