Form 10-Q
period 2020-03-29
GENERAL DYNAMICS CORP
filed 2020-04-29
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2020
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
286,864,540 shares of the registrant’s common stock, $1 par value per share, were outstanding on March 29, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	March 29, 2020	March 31, 2019
Revenue:
Products	$4,890	$5,251
Services	3,859	4,010
	8,749	9,261
Operating costs and expenses:
Products	(3,983)	(4,235)
Services	(3,278)	(3,398)
General and administrative (G&A)	(547)	(614)
	(7,808)	(8,247)
Operating earnings	941	1,014
Interest, net	(107)	(117)
Other, net	14	18
Earnings before income tax	848	915
Provision for income tax, net	(142)	(170)
Net earnings	$706	$745

Earnings per share
Basic	$2.45	$2.59
Diluted	$2.43	$2.56
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 29, 2020	March 31, 2019
Net earnings	$706	$745
(Losses) gains on cash flow hedges	(99)	17
Unrealized gains on marketable securities	1	—
Foreign currency translation adjustments	(239)	31
Change in retirement plans’ funded status	77	63
Other comprehensive (loss) income, pretax	(260)	111
Benefit (provision) for income tax, net	8	(16)
Other comprehensive (loss) income, net of tax	(252)	95
Comprehensive income	$454	$840
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	March 29, 2020	December 31, 2019

ASSETS
Current assets:
Cash and equivalents	$5,330	$902
Accounts receivable	3,547	3,544
Unbilled receivables	7,938	7,857
Inventories	6,852	6,306
Other current assets	1,074	1,171
Total current assets	24,741	19,780
Noncurrent assets:
Property, plant and equipment, net	4,537	4,475
Intangible assets, net	2,259	2,315
Goodwill	19,653	19,677
Other assets	2,520	2,594
Total noncurrent assets	28,969	29,061
Total assets	$53,710	$48,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$5,047	$2,920
Accounts payable	2,788	3,162
Customer advances and deposits	6,825	7,148
Other current liabilities	3,780	3,571
Total current liabilities	18,440	16,801
Noncurrent liabilities:
Long-term debt	12,951	9,010
Other liabilities	9,119	9,453
Commitments and contingencies (see Note M)
Total noncurrent liabilities	22,070	18,463
Shareholders’ equity:
Common stock	482	482
Surplus	3,015	3,039
Retained earnings	31,983	31,633
Treasury stock	(17,809)	(17,358)
Accumulated other comprehensive loss	(4,471)	(4,219)
Total shareholders’ equity	13,200	13,577
Total liabilities and shareholders’ equity	$53,710	$48,841
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	March 29, 2020	March 31, 2019
Cash flows from operating activities - continuing operations:
Net earnings	$706	$745
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	122	114
Amortization of intangible and finance lease right-of-use assets	90	91
Equity-based compensation expense	30	40
Deferred income tax benefit	(28)	(10)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(33)	49
Unbilled receivables	(78)	(873)
Inventories	(546)	(210)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(375)	(167)
Customer advances and deposits	(373)	(623)
Other, net	(181)	49
Net cash used by operating activities	(666)	(795)
Cash flows from investing activities:
Capital expenditures	(185)	(181)
Other, net	8	(6)
Net cash used by investing activities	(177)	(187)
Cash flows from financing activities:
Proceeds from fixed-rate notes	3,960	—
Proceeds from commercial paper, net	2,271	1,010
Purchases of common stock	(449)	(133)
Dividends paid	(295)	(268)
Other, net	(202)	88
Net cash provided by financing activities	5,285	697
Net cash used by discontinued operations	(14)	(5)
Net increase (decrease) in cash and equivalents	4,428	(290)
Cash and equivalents at beginning of period	902	963
Cash and equivalents at end of period	$5,330	$673
Supplemental cash flow information:
Income tax payments, net	$(43)	$(37)
Interest payments	$(66)	$(48)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2019	$482	$3,039	$31,633	$(17,358)	$(4,219)	$13,577
Cumulative-effect adjustment*	—	—	(37)	—	—	(37)
Net earnings	—	—	706	—	—	706
Cash dividends declared	—	—	(319)	—	—	(319)
Equity-based awards	—	(24)	—	50	—	26
Shares purchased	—	—	—	(501)	—	(501)
Other comprehensive loss	—	—	—	—	(252)	(252)
March 29, 2020	$482	$3,015	$31,983	$(17,809)	$(4,471)	$13,200

December 31, 2018	$482	$2,946	$29,326	$(17,244)	$(3,778)	$11,732
Net earnings	—	—	745	—	—	745
Cash dividends declared	—	—	(290)	—	—	(290)
Equity-based awards	—	(9)	—	47	—	38
Shares purchased	—	—	—	(86)	—	(86)
Other comprehensive income	—	—	—	—	95	95
March 31, 2019	$482	$2,937	$29,781	$(17,283)	$(3,683)	$12,234
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

* Reflects the cumulative effect of Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020. See Note A for additional details.

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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended March 29, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended March 29, 2020, and March 31, 2019.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates and Other Uncertainties. The Coronavirus (COVID-19) outbreak has caused significant disruptions to national and global economies. Our U.S.-based businesses are designated as national critical infrastructure companies by the U.S. Department of Homeland Security and, as such, have been required to stay open. Within our Aerospace segment, quarantine and travel restrictions in connection with the outbreak have delayed aircraft deliveries and impacted some supply chain providers. Our defense business has experienced minimal disruptions to date. We have instituted various initiatives throughout the company as part of our business continuity programs, and we are working to mitigate risk when disruptions occur. While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the outbreak’s duration and its broader impact.

The nature of our business requires that we make estimates and assumptions in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The COVID-19 outbreak has impacted these estimates and assumptions and will continue to do so. The accounting for long-term contracts requires the use of estimates (see Note C). Our estimates at the end of the first quarter assumed no material impact from the disruptions caused by COVID-19. This assumption was based in part on the expectation that COVID-related costs will be reimbursed by our customers. The United States and other governments have taken steps, such as the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) and U.S. Department of Defense (DoD) guidance, to provide relief. Through these government actions and our contract provisions, we will seek reimbursement of these costs. As the process for reimbursement has not been finalized, it is possible that our actual reimbursement could be less than 100% of our costs, resulting in a potentially unfavorable impact on the profitability of our contracts. Given the uncertainties, we are unable to estimate an amount or range, if any, of reasonably possible loss for costs that may not be reimbursed.
The company is also monitoring for other long-term impacts of the pandemic, such as the impairment of goodwill, intangibles or other long-lived assets. As of the end of the quarter, we have not identified a triggering event requiring an impairment test.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	March 29, 2020	December 31, 2019
PP&E	$9,932	$9,761
Accumulated depreciation	(5,395)	(5,286)
PP&E, net	$4,537	$4,475

Accounting Standards Updates. Effective January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 significantly changes how entities account for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. The ASU requires a number of changes to the assessment of credit losses, including the utilization of an expected credit loss model, which requires consideration of a broader range of information to estimate expected credit losses over the entire lifetime of the asset, including losses where probability is considered remote. Additionally, the standard requires the estimation of lifetime expected losses for trade receivables and contract assets that are classified as current. We adopted the standard on a modified retrospective basis and recognized the cumulative effect as a $37 decrease to retained earnings on the date of adoption.
There are other accounting standards that have been issued by the Financial Accounting Standards Board but are not yet effective. These standards are not expected to have a material impact on our results of operations, financial condition or cash flows.

B. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Goodwill
December 31, 2019 (a)	$2,831	$2,681	$9,700	$4,168	$297	$19,677
Acquisitions (b)	20	—	—	—	—	20
Other (c)	20	(58)	—	(6)	—	(44)
March 29, 2020 (a)	$2,871	$2,623	$9,700	$4,162	$297	$19,653

(a)Goodwill in the Information Technology and Mission Systems reporting units is net of $536 and $1.3 billion of accumulated impairment losses, respectively.
(b)Includes a business acquired in our Aerospace segment and adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	March 29, 2020			December 31, 2019
Contract and program intangible assets (b)	$3,784	$(1,839)	$1,945	$3,776	$(1,779)	$1,997
Trade names and trademarks	478	(201)	277	474	(195)	279
Technology and software	164	(128)	36	164	(126)	38
Other intangible assets	158	(157)	1	159	(158)	1
Total intangible assets	$4,584	$(2,325)	$2,259	$4,573	$(2,258)	$2,315

(a)	Changes in gross carrying amounts consist primarily of adjustments for acquired intangible assets and foreign currency translation.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $66 and $70 for the three-month periods ended March 29, 2020, and March 31, 2019, respectively.

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 81% and 75% of our revenue for the three-month periods ended March 29, 2020, and March 31, 2019, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 19% and 25% of our revenue for the three-month periods ended March 29, 2020, and March 31, 2019, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On March 29, 2020, we had $85.7 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 55% of our remaining performance obligations as revenue by year-end 2021, an additional 30% by year-end 2023 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Three Months Ended	March 29, 2020	March 31, 2019
Revenue	$90	$96
Operating earnings	90	68
Diluted earnings per share	$0.25	$0.18

No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended March 29, 2020, or March 31, 2019.

Revenue by Category. Our portfolio of products and services consists of approximately 11,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

Three Months Ended	March 29, 2020	March 31, 2019
Aircraft manufacturing and completions	$1,194	$1,733
Aircraft services	497	507
Total Aerospace	1,691	2,240
Military vehicles	1,146	1,134
Weapons systems, armament and munitions	433	401
Engineering and other services	129	101
Total Combat Systems	1,708	1,636
IT services	1,988	2,169
Total Information Technology	1,988	2,169
C4ISR solutions	1,116	1,158
Total Mission Systems	1,116	1,158
Nuclear-powered submarines	1,560	1,377
Surface ships	462	446
Repair and other services	224	235
Total Marine Systems	2,246	2,058
Total revenue	$8,749	$9,261

Revenue by contract type was as follows:

Three Months Ended March 29, 2020	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$1,478	$1,465	$769	$620	$1,569	$5,901
Cost-reimbursement	—	229	893	454	675	2,251
Time-and-materials	213	14	326	42	2	597
Total revenue	$1,691	$1,708	$1,988	$1,116	$2,246	$8,749
Three Months Ended March 31, 2019
Fixed-price	$2,040	$1,416	$921	$651	$1,416	$6,444
Cost-reimbursement	—	211	841	463	640	2,155
Time-and-materials	200	9	407	44	2	662
Total revenue	$2,240	$1,636	$2,169	$1,158	$2,058	$9,261
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
Revenue by customer was as follows:

Three Months Ended March 29, 2020	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
DoD	$161	$888	$849	$788	$2,159	$4,845
Non-DoD	—	3	1,078	106	1	1,188
Foreign Military Sales (FMS)	18	89	4	9	49	169
Total U.S. government	179	980	1,931	903	2,209	6,202
U.S. commercial	845	55	48	33	33	1,014
Non-U.S. government	16	663	9	143	3	834
Non-U.S. commercial	651	10	—	37	1	699
Total revenue	$1,691	$1,708	$1,988	$1,116	$2,246	$8,749
Three Months Ended March 31, 2019
U.S. government:
DoD	$123	$793	$950	$784	$1,975	$4,625
Non-DoD	—	3	1,166	135	—	1,304
FMS	15	79	5	9	44	152
Total U.S. government	138	875	2,121	928	2,019	6,081
U.S. commercial	1,329	50	40	35	36	1,490
Non-U.S. government	59	701	8	166	2	936
Non-U.S. commercial	714	10	—	29	1	754
Total revenue	$2,240	$1,636	$2,169	$1,158	$2,058	$9,261
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended March 29, 2020, were not materially impacted by any other factors.

Revenue recognized for the three-month periods ended March 29, 2020, and March 31, 2019, that was included in the contract liability balance at the beginning of each year was $1.2 billion and $1.7 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

D. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	March 29, 2020	March 31, 2019
Basic weighted average shares outstanding	288,569	287,917
Dilutive effect of stock options and restricted stock/RSUs*	1,374	2,974
Diluted weighted average shares outstanding	289,943	290,891

* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 5,908 and 3,975 for the three-month periods ended March 29, 2020, and March 31, 2019, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on March 29, 2020, or December 31, 2019.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on March 29, 2020, and December 31, 2019, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	March 29, 2020
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$3	$3	$—	$3	$—
Available-for-sale debt securities	148	148	—	148	—
Equity securities	50	50	50	—	—
Other investments	4	4	—	—	4
Cash flow hedges	(53)	(53)	—	(53)	—
Measured at amortized cost:
Short- and long-term debt principal	(18,132)	(18,720)	—	(18,720)	—

	December 31, 2019
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$24	$24	$11	$13	$—
Available-for-sale debt securities	129	129	—	129	—
Equity securities	54	54	54	—	—
Other investments	4	4	—	—	4
Cash flow hedges	26	26	—	26	—
Measured at amortized cost:
Short- and long-term debt principal	(12,005)	(12,339)	—	(12,339)	—

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

F. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	March 29, 2020	December 31, 2019
Deferred tax asset	$35	$33
Deferred tax liability	(435)	(481)
Net deferred tax liability	$(400)	$(448)

Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2017 and is completing its review of our 2018 tax year.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on March 29, 2020, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	March 29, 2020	December 31, 2019
Unbilled revenue	$33,385	$33,481
Advances and progress billings	(25,447)	(25,624)
Net unbilled receivables	$7,938	$7,857

On March 29, 2020, and December 31, 2019, net unbilled receivables included $2.4 billion and $2.9 billion, respectively, associated with a large international wheeled armored vehicle contract in our Combat Systems segment. We had experienced delays in payment under the contract in 2018 and 2019, which resulted in the large unbilled receivables balance. In March 2020, we finalized a new agreement with the customer that included a revised payment schedule. Under the new agreement, we received two $500 progress payments, one in each of the first and second quarters of 2020. Further progress payments will be due annually that will liquidate the net unbilled receivables balance over the next few years.

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

Inventories consisted of the following:

	March 29, 2020	December 31, 2019
Work in process	$4,602	$4,419
Raw materials	1,684	1,733
Finished goods	475	30
Pre-owned aircraft	91	124
Total inventories	$6,852	$6,306

The increase in total inventories was due primarily to delays in Gulfstream aircraft deliveries in our Aerospace segment caused by quarantine and travel restrictions resulting from the COVID-19 outbreak.

I. DEBT
Debt consisted of the following:

		March 29, 2020	December 31, 2019
Fixed-rate notes due:	Interest rate:
May 2020	2.875%	$2,000	$2,000
May 2021	3.000%	2,000	2,000
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	—
May 2025	3.500%	750	750
August 2026	2.125%	500	500
April 2027	3.500%	750	—
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	—
April 2040	4.250%	750	—
November 2042	3.600%	500	500
April 2050	4.250%	750	—
Floating-rate notes due:
May 2020	3-month LIBOR + 0.29%	500	500
May 2021	3-month LIBOR + 0.38%	500	500
Commercial paper	1.370%	2,273	—
Other	Various	359	505
Total debt principal		18,132	12,005
Less unamortized debt issuance costs and discounts		134	75
Total debt		17,998	11,930
Less current portion		5,047	2,920
Long-term debt		$12,951	$9,010

In March 2020, we issued $4 billion of fixed-rate notes. The proceeds will be used to repay $2.5 billion of fixed- and floating-rate notes maturing in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program as they mature. We also amended two of our credit facilities to, among other things, extend their expiration dates.
On March 29, 2020, we had $2.3 billion of commercial paper outstanding with a dollar-weighted average interest rate of 1.370%. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2021, a $2 billion multi-year facility expiring in March 2023 and a $1 billion multi-year facility expiring in March 2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on March 29, 2020.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	March 29, 2020	December 31, 2019

Salaries and wages	$814	$941
Workers’ compensation	305	306
Retirement benefits	290	296
Operating lease liabilities	259	252
Fair value of cash flow hedges	129	32
Other (a)	1,983	1,744
Total other current liabilities	$3,780	$3,571

Retirement benefits	$5,024	$5,172
Operating lease liabilities	1,155	1,251
Customer deposits on commercial contracts	659	709
Deferred income taxes	435	481
Other (b)	1,846	1,840
Total other liabilities	$9,119	$9,453
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

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management’s repurchase of outstanding shares of our common stock on the open market. On March 4, 2020, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the three-month period ended March 29, 2020, we repurchased 3.4 million of our outstanding shares for $501. On March 29, 2020, 13 million shares remained authorized by our board of directors for repurchase, representing 4.5% of our total shares outstanding. We repurchased 0.5 million shares for $86 in the three-month period ended March 31, 2019.
Dividends per Share. Our board of directors declared dividends of $1.10 and $1.02 per share for the three-month periods ended March 29, 2020, and March 31, 2019, respectively. We paid cash dividends of $295 and $268 for the three-month periods ended March 29, 2020, and March 31, 2019, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains /(Losses) on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2019	$2	$—	$288	$(4,509)	$(4,219)
Other comprehensive loss, pretax	(99)	1	(239)	77	(260)
Benefit for income tax, net	23	—	—	(15)	8
Other comprehensive loss, net of tax	(76)	1	(239)	62	(252)
March 29, 2020	$(74)	$1	$49	$(4,447)	$(4,471)

December 31, 2018	$(71)	$—	$102	$(3,809)	$(3,778)
Other comprehensive income, pretax	17	—	31	63	111
Provision for income tax, net	(2)	—	—	(14)	(16)
Other comprehensive income, net of tax	15	—	31	49	95
March 31, 2019	$(56)	$—	$133	$(3,760)	$(3,683)

Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and included pretax recognized net actuarial losses and amortization of prior service credit. See Note N for these amounts, which are included in our net periodic pension and other post-retirement benefit cost.

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On March 29, 2020, and December 31, 2019, we held $5.3 billion and $902 in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified supplemental executive retirement plans. On March 29, 2020, and December 31, 2019, we held marketable securities in trust of $201 and $207, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. We had notional forward exchange and interest rate swap contracts outstanding of $4.6 billion and $5 billion on March 29, 2020, and December 31, 2019, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note E for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three-month periods ended March 29, 2020, and March 31, 2019. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three-month periods ended March 29, 2020, and March 31, 2019, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on March 29, 2020, or December 31, 2019.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three-month periods ended March 29,

2020, or March 31, 2019. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the three-month periods ended March 29, 2020, and March 31, 2019.

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

Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.3 billion on March 29, 2020. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of March 29, 2020, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the three-month periods ended March 29, 2020, and March 31, 2019, were as follows:

Three Months Ended	March 29, 2020	March 31, 2019
Beginning balance	$619	$480
Warranty expense	26	27
Payments	(12)	(24)
Adjustments	—	(1)
Ending balance	$633	$482

N. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.

Net periodic defined-benefit pension and other post-retirement benefit (credit) cost for the three-month periods ended March 29, 2020, and March 31, 2019, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Service cost	$29	$28	$2	$2
Interest cost	123	150	7	9
Expected return on plan assets	(234)	(228)	(9)	(9)
Recognized net actuarial loss (gain)	79	70	(1)	(2)
Amortization of prior service credit	(4)	(4)	—	(1)
Net periodic benefit (credit) cost	$(7)	$16	$(1)	$(1)

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

O. SEGMENT INFORMATION
We have five operating segments: Aerospace, Combat Systems, Information Technology, Mission Systems and Marine Systems. We organize our segments in accordance with the nature of products and services offered. We measure each segment’s profitability based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our segments.
Summary financial information for each of our segments follows:

	Revenue		Operating Earnings
Three Months Ended	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Aerospace	$1,691	$2,240	$240	$328
Combat Systems	1,708	1,636	223	206
Information Technology	1,988	2,169	150	156
Mission Systems	1,116	1,158	148	148
Marine Systems	2,246	2,058	184	180
Corporate	—	—	(4)	(4)
Total	$8,749	$9,261	$941	$1,014

Corporate operating results have two primary components: pension and other post-retirement benefit income, and stock option expense. We are required to report the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) in other income (expense) in the Consolidated Statement of Earnings. As described in Note N, in our defense segments, pension and other post-retirement benefit costs are recoverable contract costs. Therefore, the non-service cost components are included in the operating results of these segments, but an offset is reported in Corporate.

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
Our company is organized into five operating segments: Aerospace, Combat Systems, Information Technology, Mission Systems and Marine Systems. We refer to the latter four segments collectively as our defense segments. Our primary customer is the U.S. government, including the Department of Defense (DoD), the intelligence community and other U.S. government customers. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business-jet aircraft and related services. The following discussion should be read in conjunction with our 2019 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.
BUSINESS ENVIRONMENT
The ongoing outbreak of Coronavirus (COVID-19) has caused significant disruptions to national and global economies. As an essential business, we have continued to conduct our operations to the fullest extent possible, while responding to the outbreak with actions that include:

•	implementing measures to protect the health and safety of our employees;

•	modifying employee work locations and schedules where possible and permitted under our contracts;

•	coordinating closely with our suppliers and customers;

•	instituting various aspects of our business continuity programs; and

•	planning for and working aggressively to mitigate disruptions that may occur.
While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the outbreak’s duration and its broader impact. See the Risk Factors in Part II, Item 1A, regarding the COVID-19 outbreak, as well as set forth in our most recent Form 10-K filing addressing additional risks facing our business, which may be affected by the COVID-19 outbreak.
The United States and other governments have taken a number of steps to respond to the outbreak and to support economic activity and liquidity in the capital markets. In the United States, the adoption of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) provides various forms of relief. The CARES Act includes provisions that allow agencies to reimburse contractors for payment to workers who are prevented from working due to COVID-19 facility closures or other restrictions. In addition, our U.S.-based businesses have been designated as critical infrastructure by the U.S. Department of Homeland Security and, as such, have been required to stay open. The DoD has issued guidance on managing the impacts of COVID-19 on defense contracts, such as requests for equitable adjustments and other contractual mechanisms to address cost, schedule and performance impacts on contracts. In late March 2020, the DoD also increased progress payment rates and reduced retention rates on certain contracts to provide liquidity to federal contractors and their suppliers. Outside of the United States, other governments have established various government workforce programs, which can support business continuity for our foreign operations. We are assessing the benefits and limitations of the actions taken by the United States and other governments and will continue to monitor these developments as they evolve. See also Note A to the unaudited Consolidated Financial Statements in Part I, Item 1 for additional information about our use of estimates and other uncertainties.
Our U.S. government business experienced minimal disruptions in the first quarter, though we did experience, to a degree, reduced activities toward the end of the quarter due to select customer site closures and limited access to sites, slowdowns in the provision of materials from suppliers, and lower man-hours at manufacturing sites. Internationally, our defense business has experienced site closures in some countries. Within our Aerospace segment, quarantine and travel restrictions in connection with the outbreak delayed Gulfstream aircraft deliveries in the first quarter. Order activity for new aircraft was progressing well until the last two weeks of the quarter, when activity largely ceased. Typically, the last few weeks of a quarter experience the most order activity. The Review of Operating Segments includes additional information on the first quarter results for each of our segments.
Looking forward into the remainder of 2020, COVID-19 will continue to impact our businesses. We believe the continued support by the DoD, and the U.S. government generally, of the defense industrial base will help mitigate any effects of program disruptions on our U.S. defense business. However, we will closely monitor our supply chain, continue to implement measures to provide a healthy and safe work environment and ensure we have an adequate employee base to meet our customers’ demands. Our non-U.S. defense business will be impacted to varying degrees based on the response of each country. In our Aerospace segment, wide-spread extension of travel restrictions will continue to impact aircraft service volume and could delay some future deliveries if customers have difficulty traveling to take possession of their aircraft. In addition, while we continue to work closely with suppliers to mitigate COVID-19 impacts, some suppliers could experience additional delays. The supplier disruptions along with efficiency impacts resulting from our efforts to comply with the Centers for Disease Control and Prevention (CDC) protocols in our facilities have impacted our productivity. In addition, should the large economies of the world experience a significant extended downturn from the pandemic, demand for our aerospace products would likely be impacted. We will continue to assess further potential consequences to our employees, business, supply chain and customers, and take actions to mitigate adverse outcomes.
We took actions in the first quarter to strengthen our liquidity and financial condition. In March 2020, we issued $4 billion of fixed-rate notes to repay $2.5 billion of fixed- and floating-rate notes that mature in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program as they mature. In addition to this long-term borrowing, we renewed our access to $5 billion of credit facilities through March 2021. While part of our pre-COVID-19 planning, this liquidity preserves our financial flexibility during the pandemic. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

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

CONSOLIDATED OVERVIEW

Three Months Ended	March 29, 2020	March 31, 2019	Variance
Revenue	$8,749	$9,261	$(512)	(5.5)%
Operating costs and expenses	(7,808)	(8,247)	439	(5.3)%
Operating earnings	941	1,014	(73)	(7.2)%
Operating margin	10.8%	10.9%
Our consolidated revenue and operating earnings decreased in the first quarter of 2020 driven by delays in aircraft deliveries in our Aerospace segment due to the COVID-19 outbreak. Operating margin decreased slightly in the first quarter of 2020 due to the reduced aircraft deliveries and a less favorable aircraft delivery mix in our Aerospace segment.

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
AEROSPACE

Three Months Ended	March 29, 2020	March 31, 2019	Variance
Revenue	$1,691	$2,240	$(549)	(24.5)%
Operating earnings	240	328	(88)	(26.8)%
Operating margin	14.2%	14.6%
Gulfstream aircraft deliveries (in units)	23	34	(11)	(32.4)%
Operating Results
The change in the Aerospace segment’s revenue in the first quarter of 2020 consisted of the following:

Aircraft manufacturing	$(552)
Aircraft services and completions	3
Total decrease	$(549)
Revenue was down in our Aerospace segment driven by delays in Gulfstream aircraft deliveries. Customers were unable to take delivery of 11 aircraft scheduled for delivery in the first quarter due to quarantine and travel restrictions resulting from the COVID-19 outbreak. The impact of these restrictions on aircraft service activity was less pronounced as the impact was not felt until the latter weeks of the quarter and was offset by strong service activity in the beginning of the quarter.
The change in the segment’s operating earnings in the first quarter of 2020 consisted of the following:

Aircraft manufacturing	$(139)
Aircraft services and completions	(1)
G&A/other expenses	52
Total decrease	$(88)
Operating earnings were down due to the delayed aircraft deliveries. This decrease was offset partially by lower net G&A/other expenses, including reduced R&D expenses. Overall, R&D expenses have been trending downward with the completion of the G500 and G600 aircraft test programs, and the first quarter of 2020 included higher supplier launch assistance associated with our aircraft development programs. In total, the Aerospace segment’s operating margin decreased 40 basis points due to the reduced number and mix of Gulfstream aircraft deliveries.
2020 Outlook
For the year, we had anticipated delivery of somewhat in excess of 150 Gulfstream aircraft. Due to supply chain disruptions and efficiency impacts resulting from our efforts to comply with CDC protocols, we have adjusted our production rate to 125-130 deliveries. Based on the reduction in deliveries and the anticipated impact of travel restrictions on the volume of aircraft services, we now expect the Aerospace segment’s 2020 revenue to be around $8.5 billion with operating earnings of approximately $1.15 billion.
COMBAT SYSTEMS

Three Months Ended	March 29, 2020	March 31, 2019	Variance
Revenue	$1,708	$1,636	$72	4.4%
Operating earnings	223	206	17	8.3%
Operating margin	13.1%	12.6%
Operating Results
The increase in the Combat Systems segment’s revenue in the first quarter of 2020 consisted of the following:

U.S. military vehicles	$65
Weapons systems and munitions	49
International military vehicles	(42)
Total increase	$72
Revenue from U.S. military vehicles increased due primarily to higher volume on the U.S. Army’s Abrams M1A2 System Enhancement Package Version 3 (SEPv3) tank program. Weapons systems and munitions revenue was up due to increased volume on several products, including artillery and missile subcomponents. Revenue from international military vehicles decreased due to lower volume on various wheeled armored vehicle programs, offset partially by increased volume on the British Army’s AJAX armored fighting vehicle program.

The Combat Systems segment’s operating earnings and margin were up due to the increased revenue as well as an unfavorable settlement in the first quarter of 2019 relating to a lease at a former operating site outside the United States.
INFORMATION TECHNOLOGY

Three Months Ended	March 29, 2020	March 31, 2019	Variance
Revenue	$1,988	$2,169	$(181)	(8.3)%
Operating earnings	150	156	(6)	(3.8)%
Operating margin	7.5%	7.2%
Operating Results
The change in the Information Technology segment’s revenue in the first quarter of 2020 consisted of the following:

Intelligence and homeland security	$(135)
Defense	(32)
Federal civilian	(14)
Total decrease	$(181)
Revenue was down across the Information Technology segment due to the exit of non-core lines of business in 2019, the closure of some customer sites to all but mission critical personnel in connection with the COVID-19 outbreak, and the completion of several legacy programs in 2019 versus the start-up of new programs. The Information Technology segment’s operating margin was up 30 basis points compared with the prior-year period, reflecting improved performance and mix.
MISSION SYSTEMS

Three Months Ended	March 29, 2020	March 31, 2019	Variance
Revenue	$1,116	$1,158	$(42)	(3.6)%
Operating earnings	148	148	—	—%
Operating margin	13.3%	12.8%
Operating Results
The change in the Mission Systems segment’s revenue in the first quarter of 2020 consisted of the following:

Space, intelligence and cyber systems	$(33)
Ground systems and products	(18)
Naval, air and electronic systems	9
Total decrease	$(42)
Revenue in the Mission Systems segment was down slightly in the first quarter of 2020 due to delayed customer shipments caused in part by customer site closures due to the COVID-19 outbreak. The Mission Systems segment’s operating margin increased 50 basis points due to favorable program mix, particularly in our ground systems and products business.

MARINE SYSTEMS

Three Months Ended	March 29, 2020	March 31, 2019	Variance
Revenue	$2,246	$2,058	$188	9.1%
Operating earnings	184	180	4	2.2%
Operating margin	8.2%	8.7%
Operating Results
The increase in the Marine Systems segment’s revenue in the first quarter of 2020 consisted of the following:

U.S. Navy ship construction	$152
U.S. Navy ship engineering, repair and other services	38
Commercial ship construction	(2)
Total increase	$188
Revenue from U.S. Navy ship construction was up due to higher volume on Block V of the Virginia-class submarine program and the Columbia-class submarine program, offset somewhat by lower Virginia-class Block IV volume timing and absenteeism at Bath Iron Works. Revenue from U.S. Navy ship engineering, repair and other services increased, driven by a higher volume of surface ship repair work.
The Marine Systems segment’s operating margin decreased 50 basis points due to a shift in mix and delays on a commercial ship contract.
2020 DEFENSE SEGMENTS OUTLOOK
As discussed, the impact of COVID-19 on our defense segments has not been material. While there is some modest pressure on revenue based on our experience to date, at current levels the impact is not sufficient to affect our full-year earnings for these businesses. Therefore, the full-year outlook for our defense businesses remains unchanged.
CORPORATE
Corporate operating results consisted of the following:

	March 29, 2020	March 31, 2019
Operating expense	$(4)	$(4)
Corporate operating results have two primary components: pension and other post-retirement benefit income, and stock option expense. We are required to report the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) in other income (expense) in the Consolidated Statement of Earnings. In our defense segments, pension and other post-retirement benefit costs are recoverable contract costs. Therefore, the non-service cost components are included in the operating results of these segments, but an offset is reported in Corporate. In both periods, our stock option expense exceeded this offset.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	March 29, 2020	March 31, 2019	Variance
Revenue	$4,890	$5,251	$(361)	(6.9)%
Operating costs	(3,983)	(4,235)	252	(6.0)%
The change in product revenue in the first quarter of 2020 consisted of the following:

Aircraft manufacturing	$(552)
Ship construction	148
Other, net	43
Total decrease	$(361)
Aircraft manufacturing revenue decreased due to delays in aircraft deliveries resulting from the COVID-19 outbreak. Revenue from ship construction increased due to higher volume on Block V of the Virginia-class submarine program and the Columbia-class submarine program, offset partially by lower Virginia-class Block IV volume timing. The primary drivers of the decrease in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	March 29, 2020	March 31, 2019	Variance
Revenue	$3,859	$4,010	$(151)	(3.8)%
Operating costs	(3,278)	(3,398)	120	(3.5)%
The change in service revenue in the first quarter of 2020 consisted of the following:

IT services	$(181)
Ship engineering, repair and other services	41
Other, net	(11)
Total decrease	$(151)
IT services revenue decreased due to the exit of non-core lines of business and the completion of several legacy programs in 2019 versus the start-up of new programs. Ship engineering, repair and other services revenue increased, driven by a higher volume of surface ship repair work. The primary drivers of the decrease in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 6.3% in the first three months of 2020 compared with 6.6% in the first three months of 2019.
INTEREST, NET
Net interest expense was $107 in the first three months of 2020 compared with $117 in the prior-year period, reflecting lower interest expense associated with commercial paper issuances. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. We expect 2020 net interest expense to be approximately $490, reflecting the issuance of $4 billion of fixed-rate notes in March 2020.
OTHER, NET
Net other income was $14 in the first three months of 2020 compared with $18 in the first three months of 2019. These amounts represent primarily the non-service cost components of pension and other post-retirement benefits, which were net income items in both periods.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 16.7% in the first three months of 2020 compared with 18.6% in the prior-year period. The decrease is due to a variety of factors, including lower international taxes and slightly increased research tax credits. For 2020, we anticipate a full-year effective tax rate of approximately 17%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $85.7 billion at the end of the first quarter of 2020 compared with $86.9 billion on December 31, 2019. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note C to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $123.9 billion on March 29, 2020.
The following table details the backlog and estimated potential contract value of each segment at the end of the first quarter of 2020 and fourth quarter of 2019:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	March 29, 2020
Aerospace	$12,998	$274	$13,272	$2,837	$16,109
Combat Systems	14,373	244	14,617	4,253	18,870
Information Technology	5,375	4,127	9,502	18,638	28,140
Mission Systems	4,947	229	5,176	7,957	13,133
Marine Systems	26,112	17,053	43,165	4,460	47,625
Total	$63,805	$21,927	$85,732	$38,145	$123,877

	December 31, 2019
Aerospace	$13,168	$181	$13,349	$2,989	$16,338
Combat Systems	14,474	439	14,913	4,322	19,235
Information Technology	4,839	4,294	9,133	19,003	28,136
Mission Systems	5,037	326	5,363	7,482	12,845
Marine Systems	20,012	24,175	44,187	5,453	49,640
Total	$57,530	$29,415	$86,945	$39,249	$126,194

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the first quarter of 2020 with backlog of $13.3 billion, consistent with December 31, 2019.
Order activity for new aircraft was progressing well until the last two weeks of the quarter, when activity largely ceased due to the COVID-19 outbreak. Typically, the last few weeks of a quarter experience the most order activity. Despite this, orders in the first quarter of 2020 reflected demand across our product and services portfolio, and the segment’s book-to-bill ratio (orders divided by revenue) was 1.1-to-1.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On March 29, 2020, estimated potential contract value in the Aerospace segment was $2.8 billion.

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

Estimated potential contract value in our defense segments includes unexercised options associated with existing firm contracts and unfunded work on indefinite delivery, indefinite quantity (IDIQ) contracts. Contract options represent agreements to perform additional work under existing contracts at the election of the customer. We recognize options in backlog when the customer exercises the option and establishes a firm order. For IDIQ contracts, we evaluate the amount of funding we expect to receive and include this amount in our estimated potential contract value. This amount is often less than the total IDIQ contract value, particularly when the contract has multiple awardees. The actual amount of funding received in the future may be higher or lower than our estimate of potential contract value.
Total backlog in our defense segments was $72.5 billion on March 29, 2020, compared with $73.6 billion on December 31, 2019. After experiencing a book-to-bill ratio of 1.1-to-1 in 2019, the Information Technology segment started 2020 with another quarter of strong orders, achieving a book-to-bill ratio of 1.2-to-1. Estimated potential contract value in our defense segments was $35.3 billion on March 29, 2020. We received the following significant contract awards during the first quarter of 2020:
Combat Systems:

•	$300 from the U.S. Army to upgrade Abrams tanks to the M1A2 SEPv3 configuration.

•	$225 from the Army to provide spare parts and inventory management services for the Stryker wheeled combat-vehicle program.

•	$145 from the Army to provide systems technical support for Abrams main battle tanks.

•	$135 to produce Eagle wheeled combat vehicles for Germany.

•	$90 from the Army for various munitions and ordnance.
Information Technology:

•
$240 to provide supercomputing resources through the National Oceanic Atmospheric Administration’s (NOAA) Weather and Climate Operational Supercomputing System (WCOSS) contract. The contract has a maximum potential value of $505.

•	$80 to provide sustainment support, maintenance and logistics for the Army. The contract has a maximum potential value of $455.

•
An IDIQ contract to provide development, program management and support services for enterprise-wide application development functions for a federal agency. The contract has a maximum potential value of $250.

•	$150 for several key contracts to provide intelligence services to classified customers.

•	A contract to provide IT infrastructure and engineering support for the U.S. Navy. The contract has a maximum potential value of $125.
Mission Systems:

•	An IDIQ contract to modernize the Army’s training programs. The contract has a maximum potential value of $885.

•	$65 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.

•	$45 to support the engineering and manufacturing efforts on the Navy’s Air and Missile Defense Radar (AMDR) program.

•	$40 from the Navy to provide nuclear weapons security maintenance and sustainment services.

•	$40 from the Army to provide continued software support and engineering for the Warfighter Information Network-Tactical (WIN-T) Increment 2 program.
Marine Systems:

•	$875 for the construction of two additional Navy John Lewis-class (T-AO-205) fleet replenishment oilers.

•	$70 from the Navy to provide maintenance and repair services for the Ticonderoga-class guided-missile cruiser and Arleigh Burke-class (DDG-51) guided-missile destroyer programs.

•	$60 from the Navy to produce a large vertical array fixture for Navy submarine acoustic detection efforts.

•	$40 from the Navy to provide maintenance for submarines at the Naval Submarine Base New London in Connecticut.

•	$40 from the Navy for on-board repair parts for two Virginia-class submarines under Block IV of the program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2020 with a cash balance of $5.3 billion compared with $902 at the end of 2019. Our net debt position, defined as debt less cash and equivalents and marketable securities, was $12.7 billion at the end of the first quarter of 2020 compared with $11 billion at the end of 2019. The following is a discussion of our major operating, investing and financing activities in the first three months of 2020 and 2019, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.
OPERATING ACTIVITIES
Cash used for operating activities was $666 in the first three months of 2020 compared with $795 in the same period in 2019. Cash flows in both periods were affected negatively by net growth in operating working capital (OWC), particularly our position in the development, production and cash collection cycles of our Gulfstream aircraft models in our Aerospace segment. In the first quarter of 2020, cash flows were also impacted negatively by fewer aircraft deliveries and reduced aircraft orders due to the COVID-19 outbreak. Cash flows in the first three months of 2019 were also affected negatively by growth in OWC in our Combat Systems segment due to the timing of payments on a large international wheeled armored vehicle contract. For additional information about the unbilled receivables balance and activity associated with this contract, see Note G to the unaudited Consolidated Financial Statements in Part I, Item 1.
INVESTING ACTIVITIES
Cash used for investing activities was $177 in the first three months of 2020 compared with $187 in the same period in 2019. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $185 in the first three months of 2020 compared with $181 in the same period in 2019.

FINANCING ACTIVITIES
Cash provided by financing activities was $5.3 billion in the first three months of 2020 compared with $697 in the same period in 2019. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and employee stock option exercises. Our financing activities also include repurchases of common stock, payment of dividends and debt repayments.
On March 4, 2020, our board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the first three months of 2020, we repurchased 3.4 million of our outstanding shares for $501. On March 29, 2020, 13 million shares remained authorized by our board of directors for repurchase, representing 4.5% of our total shares outstanding. We repurchased 0.5 million shares for $86 in the first three months of 2019.
On March 4, 2020, our board of directors declared an increased quarterly dividend of $1.10 per share, the 23rd consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.02 per share in March 2019. Cash dividends paid were $295 in the first three months of 2020 compared with $268 in the same period in 2019.
In March 2020, we issued $4 billion of fixed-rate notes. The proceeds will be used to repay $2.5 billion of fixed- and floating-rate notes maturing in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program as they mature. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
In the first three months of 2020, we received net proceeds of $2.3 billion from the issuance of commercial paper, which remained outstanding on March 29, 2020. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

Three Months Ended	March 29, 2020	March 31, 2019
Net cash used by operating activities	$(666)	$(795)
Capital expenditures	(185)	(181)
Free cash flow from operations	$(851)	$(976)
Cash flows as a percentage of earnings from continuing operations:
Net cash used by operating activities	(94)%	(107)%
Free cash flow from operations	(121)%	(131)%

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
APPLICATION OF CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the unaudited Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We employ judgment in making our estimates, but they are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates.
Revenue. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. Our estimates at the end of the first quarter assumed no material impact from the disruptions caused by COVID-19. This assumption was based in part on the expectation that COVID-related costs will be reimbursed by our customers. The United States and other governments have taken steps, such as the CARES Act and U.S. DoD guidance, to provide relief. Through these government actions and our contract provisions, we will seek reimbursement of these costs. As the process for reimbursement has not been finalized, it is possible that our actual reimbursement could be less than 100% of our costs, resulting in a potentially unfavorable impact on the profitability of our contracts. Given the uncertainties, we are unable to estimate an amount or range, if any, of reasonably possible loss for costs that may not be reimbursed.
We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $90 ($0.25) and $68 ($0.18) for the three-month periods ended March 29, 2020, and March 31, 2019, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended March 29, 2020, or March 31, 2019.
Long-lived Assets and Goodwill. We review long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses, where identified, are measured as the excess of the carrying value of the long-lived assets over its estimated fair value as determined by discounted cash flows. For further discussion of our methods and assumptions, see the discussion in our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 outbreak has caused significant disruptions to national and global economies, which has impacted our businesses. As of the end of the quarter, we have not identified a triggering event requiring an impairment test for our goodwill, intangibles or other long-lived assets. In our Aerospace segment, which has experienced a more significant impact from the outbreak, we do not believe the impact represents a longer-term change that would indicate that the carrying value of the segment’s intangibles and long-lived assets may not be recoverable or that the Aerospace reporting unit’s estimated fair value has been significantly affected.
Our Information Technology reporting unit’s estimated fair value exceeded its carrying value by approximately 25% as of December 31, 2019. While a material change in the reporting unit’s fair value or carrying value could put it at risk of goodwill impairment, we currently do not expect the COVID-19 disruptions to have a significant impact on our IT services business or the estimated fair value of the reporting unit.
Other. Other significant estimates include those related to income taxes, pension and other post-retirement benefits, workers’ compensation, warranty obligations, and litigation and other contingencies. We believe our judgment is applied consistently and produces financial information that fairly depicts our results of operations for all periods presented. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2019. For a discussion of new accounting standards that have been issued by the FASB but are not yet effective, see Note A to the unaudited Consolidated Financial Statements in Part I, Item 1.
GUARANTOR FINANCIAL INFORMATION
The fixed- and floating-rate notes described in Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, issued by General Dynamics Corporation (the parent), are fully and unconditionally guaranteed on an unsecured, joint and several basis by several of the parent’s 100%-owned subsidiaries (the guarantors). The guarantees rank equally in right of payment with each other and all other existing and future senior unsecured indebtedness of such guarantors. A listing of the guarantors is included in an exhibit to this Form 10-Q.
Under the relevant indenture, the guarantee of each guarantor is limited to the maximum amount that can be guaranteed without rendering the guarantee voidable under applicable laws relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. Each indenture also provides that, in the event (1) of a merger, consolidation or sale or disposition of all or substantially all of the assets of a guarantor (other than a transaction with the company or any of its subsidiaries) or (2) there occurs a transfer, sale or other disposition of the voting stock of a guarantor so that the guarantor is no longer a subsidiary of the company, then the guarantor or the entity acquiring the assets (in the event of the sale or other disposition of all or substantially all of the assets of a guarantor) will be released and relieved of any obligations under the guarantee.
The following summarized financial information presents the parent and guarantors (collectively, the combined obligor group) on a combined basis. The summarized financial information of the combined obligor group excludes net investment in and earnings of subsidiaries related to interests held by the combined obligor group in subsidiaries that are not guarantors of the notes.
STATEMENT OF EARNINGS INFORMATION

Three Months Ended	March 29, 2020
Revenue	$2,990
Operating costs and expenses, excluding G&A	(2,580)
Net Earnings	142
BALANCE SHEET INFORMATION

	March 29, 2020	December 31, 2019
Cash and equivalents	$4,919	$606
Other current assets	2,635	2,367
Noncurrent assets	2,644	2,549
Total assets	$10,198	$5,522

Short-term debt and current portion of long-term debt	$4,772	$2,497
Other current liabilities	2,751	2,642
Long-term debt	12,904	8,965
Other noncurrent liabilities	5,463	5,665
Total liabilities	$25,890	$19,769
The summarized balance sheet information presented above includes the funded status of the company’s primary domestic qualified defined-benefit pension plans as the parent has the ultimate obligation for the plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 29, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on March 29, 2020, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe our estimates and judgments are reasonable based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation, the risk factors discussed in Part II, Item 1A of this Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. These factors include:

•	general U.S. and international political and economic conditions;

•	the negative impact of the COVID-19 outbreak, or other similar outbreaks;

•	decreases in U.S. government defense spending or changing priorities within the defense budget;

•	termination or restructuring of government contracts due to unilateral government action;

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

ITEM 1A. RISK FACTORS
Other than the risk factor identified below, there have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our business could be negatively impacted by the recent Coronavirus (COVID-19) outbreak or other similar outbreaks. The recent outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments in countries where we operate or our customers are located, could have a negative effect on our business, results of operations and financial condition. These effects could include disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our customers or suppliers. This could affect our performance on our contracts. Resulting cost increases may not be fully recoverable on our contracts or adequately covered by insurance, which could impact our profitability. In addition, the outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, which could result in an economic downturn that may negatively affect demand for our products. The imposition of quarantine and travel restrictions may negatively affect our businesses, particularly our Aerospace segment. The extent to which COVID-19 could impact our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (a)	Maximum Number of Shares That May Yet Be Purchased Under the Program (a)
Shares Purchased Pursuant to Share Buyback Program
1/1/20-1/26/20	—	$—	—	—
1/27/20-2/23/20	330,000	183.69	330,000	6,050,168
2/24/20-3/29/20	3,027,200	145.46	3,027,200	13,022,968

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting (b)
1/1/20-1/26/20	84,235	177.98
1/27/20-2/23/20	85	175.44
2/24/20-3/29/20	145,681	164.18
	3,587,201	$150.50

(a)	On March 4, 2020, the board of directors authorized management to repurchase up to 10 million additional shares of common stock.
(b)Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the first quarter of 2020.

ITEM 6. EXHIBITS

4.1
Second Supplemental Indenture, dated as of March 25, 2020, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 3.250% Notes due 2025, 3.500% Notes due 2027, 3.625% Notes due 2030, 4.250% Notes due 2040 and 4.250% Notes due 2050) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Securities and Exchange Commission on March 25, 2020)

10.1*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy)**

10.2*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy)**

10.3*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy)**

22	Subsidiary Guarantors**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

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
** Filed or furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL DYNAMICS CORPORATION
by
William A. Moss
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: April 29, 2020