Form 10-Q
period 2020-06-28
GENERAL DYNAMICS CORP
filed 2020-07-29
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2020
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
286,932,436 shares of the registrant’s common stock, $1 par value per share, were outstanding on June 28, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	June 28, 2020	June 30, 2019
Revenue:
Products	$5,505	$5,401
Services	3,759	4,154
	9,264	9,555
Operating costs and expenses:
Products	(4,603)	(4,342)
Services	(3,246)	(3,527)
General and administrative (G&A)	(574)	(596)
	(8,423)	(8,465)
Operating earnings	841	1,090
Interest, net	(132)	(119)
Other, net	18	12
Earnings before income tax	727	983
Provision for income tax, net	(102)	(177)
Net earnings	$625	$806

Earnings per share
Basic	$2.18	$2.80
Diluted	$2.18	$2.77
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	June 28, 2020	June 30, 2019
Revenue:
Products	$10,395	$10,652
Services	7,618	8,164
	18,013	18,816
Operating costs and expenses:
Products	(8,586)	(8,577)
Services	(6,547)	(6,925)
G&A	(1,098)	(1,210)
	(16,231)	(16,712)
Operating earnings	1,782	2,104
Interest, net	(239)	(236)
Other, net	32	30
Earnings before income tax	1,575	1,898
Provision for income tax, net	(244)	(347)
Net earnings	$1,331	$1,551

Earnings per share
Basic	$4.63	$5.39
Diluted	$4.61	$5.33
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net earnings	$625	$806	$1,331	$1,551
Gains on cash flow hedges	170	51	71	68
Foreign currency translation adjustments	159	125	(79)	156
Change in retirement plans’ funded status	75	59	152	122
Other comprehensive income, pretax	404	235	144	346
Provision for income tax, net	(60)	(28)	(52)	(44)
Other comprehensive income, net of tax	344	207	92	302
Comprehensive income	$969	$1,013	$1,423	$1,853
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	June 28, 2020	December 31, 2019

ASSETS
Current assets:
Cash and equivalents	$2,300	$902
Accounts receivable	3,515	3,544
Unbilled receivables	7,715	7,857
Inventories	6,666	6,306
Other current assets	939	1,171
Total current assets	21,135	19,780
Noncurrent assets:
Property, plant and equipment, net	4,721	4,475
Intangible assets, net	2,197	2,315
Goodwill	19,718	19,677
Other assets	2,451	2,594
Total noncurrent assets	29,087	29,061
Total assets	$50,222	$48,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$4,121	$2,920
Accounts payable	2,383	3,162
Customer advances and deposits	6,212	7,148
Other current liabilities	3,890	3,571
Total current liabilities	16,606	16,801
Noncurrent liabilities:
Long-term debt	10,470	9,010
Other liabilities	9,256	9,453
Commitments and contingencies (see Note M)
Total noncurrent liabilities	19,726	18,463
Shareholders’ equity:
Common stock	482	482
Surplus	3,050	3,039
Retained earnings	32,294	31,633
Treasury stock	(17,809)	(17,358)
Accumulated other comprehensive loss	(4,127)	(4,219)
Total shareholders’ equity	13,890	13,577
Total liabilities and shareholders’ equity	$50,222	$48,841
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	June 28, 2020	June 30, 2019
Cash flows from operating activities - continuing operations:
Net earnings	$1,331	$1,551
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	254	232
Amortization of intangible and finance lease right-of-use assets	177	183
Equity-based compensation expense	61	72
Deferred income tax benefit	(83)	(17)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(1)	64
Unbilled receivables	160	(1,074)
Inventories	(433)	(556)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(782)	(301)
Customer advances and deposits	(863)	(607)
Other, net	356	(51)
Net cash provided (used) by operating activities	177	(504)
Cash flows from investing activities:
Capital expenditures	(406)	(362)
Other, net	184	(1)
Net cash used by investing activities	(222)	(363)
Cash flows from financing activities:
Proceeds from fixed-rate notes	3,960	—
Repayment of fixed-rate notes	(2,000)	—
Proceeds from commercial paper, net	816	1,394
Dividends paid	(610)	(563)
Purchases of common stock	(501)	(231)
Repayment of floating-rate notes	(500)	—
Proceeds from commercial paper, gross (maturities greater than 3 months)	420	—
Other, net	(118)	30
Net cash provided by financing activities	1,467	630
Net cash used by discontinued operations	(24)	(24)
Net increase (decrease) in cash and equivalents	1,398	(261)
Cash and equivalents at beginning of period	902	963
Cash and equivalents at end of period	$2,300	$702
Supplemental cash flow information:
Income tax payments, net	$(56)	$(397)
Interest payments	$(221)	$(216)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
March 29, 2020	$482	$3,015	$31,983	$(17,809)	$(4,471)	$13,200
Net earnings	—	—	625	—	—	625
Cash dividends declared	—	—	(314)	—	—	(314)
Equity-based awards	—	35	—	—	—	35
Other comprehensive income	—	—	—	—	344	344
June 28, 2020	$482	$3,050	$32,294	$(17,809)	$(4,127)	$13,890

March 31, 2019	$482	$2,937	$29,781	$(17,283)	$(3,683)	$12,234
Net earnings	—	—	806	—	—	806
Cash dividends declared	—	—	(296)	—	—	(296)
Equity-based awards	—	22	—	2	—	24
Shares purchased	—	—	—	(98)	—	(98)
Other comprehensive income	—	—	—	—	207	207
June 30, 2019	$482	$2,959	$30,291	$(17,379)	$(3,476)	$12,877

	Six Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2019	$482	$3,039	$31,633	$(17,358)	$(4,219)	$13,577
Cumulative-effect adjustment*	—	—	(37)	—	—	(37)
Net earnings	—	—	1,331	—	—	1,331
Cash dividends declared	—	—	(633)	—	—	(633)
Equity-based awards	—	11	—	50	—	61
Shares purchased	—	—	—	(501)	—	(501)
Other comprehensive income	—	—	—	—	92	92
June 28, 2020	$482	$3,050	$32,294	$(17,809)	$(4,127)	$13,890

December 31, 2018	$482	$2,946	$29,326	$(17,244)	$(3,778)	$11,732
Net earnings	—	—	1,551	—	—	1,551
Cash dividends declared	—	—	(586)	—	—	(586)
Equity-based awards	—	13	—	49	—	62
Shares purchased	—	—	—	(184)	—	(184)
Other comprehensive income	—	—	—	—	302	302
June 30, 2019	$482	$2,959	$30,291	$(17,379)	$(3,476)	$12,877
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended June 28, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended June 28, 2020, and June 30, 2019.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates and Other Uncertainties. The Coronavirus (COVID-19) outbreak has caused significant disruptions to national and global economies and government activities. Our businesses have been designated as critical infrastructure by the U.S. government and many non-U.S. governments and, as such, are required to stay open. Within our Aerospace segment, quarantine and travel restrictions in connection with the outbreak have delayed aircraft deliveries, and the economic consequences of COVID-19 have impacted demand. Our defense business has also experienced disruptions, such as customer site closures, travel restrictions and social distancing requirements, which have impacted contract execution. We have instituted various initiatives throughout the company as part of our business continuity programs, and we continue to work to mitigate risk when disruptions occur. While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the outbreak’s duration and its broader impact.
The nature of our business requires that we make estimates and assumptions in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The COVID-19 outbreak has impacted these estimates and assumptions and will continue to do so. The accounting for long-term contracts requires the use of estimates (see Note C). Our estimates at the end of the second quarter included impacts from the disruptions caused by COVID-19. Given the uncertainties around the pandemic, including its duration and potential future disruptions to our supply chain or workforce, it is reasonably possible that the actual impact of the pandemic on contract costs could be materially different than our current estimates. The United States and some other governments have taken steps to provide relief. Where our customer has agreed to reimburse certain costs, such as provided for by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), we have included those recoveries in our estimates of revenue. To the extent the U.S. government provides for reimbursement of additional costs through legislation and the U.S. Department of Defense (DoD) has available funds, we will seek reimbursement as appropriate.
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
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	June 28, 2020	December 31, 2019
PP&E	$10,093	$9,761
Accumulated depreciation	(5,372)	(5,286)
PP&E, net	$4,721	$4,475

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

B. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Goodwill
December 31, 2019 (a)	$2,831	$2,681	$9,700	$4,168	$297	$19,677
Acquisitions (b)	21	—	—	—	—	21
Other (c)	47	(31)	—	4	—	20
June 28, 2020 (a)	$2,899	$2,650	$9,700	$4,172	$297	$19,718

(a)Goodwill in the Information Technology and Mission Systems reporting units is net of $536 and $1.3 billion of accumulated impairment losses, respectively.
(b)Includes a business acquired in our Aerospace segment and adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	June 28, 2020			December 31, 2019
Contract and program intangible assets (b)	$3,715	$(1,827)	$1,888	$3,776	$(1,779)	$1,997
Trade names and trademarks	486	(208)	278	474	(195)	279
Technology and software	129	(99)	30	164	(126)	38
Other intangible assets	159	(158)	1	159	(158)	1
Total intangible assets	$4,489	$(2,292)	$2,197	$4,573	$(2,258)	$2,315

(a)	Changes in gross carrying amounts consist primarily of adjustments for acquired and divested intangible assets and foreign currency translation.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $65 and $131 for the three- and six-month periods ended June 28, 2020, and $70 and $140 for the three- and six-month periods ended June 30, 2019, respectively.

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 76% and 78% of our revenue for the three- and six-month periods ended June 28, 2020, and 75% of our revenue for the three- and six-month periods ended June 30, 2019, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 24% and 22% of our revenue for the three- and six-month periods ended June 28, 2020, and 25% of our revenue for the three- and six-month periods ended June 30, 2019, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On June 28, 2020, we had $82.7 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 50% of our remaining performance obligations as revenue by year-end 2021, an additional 30% by year-end 2023 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on our revenue, operating earnings and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Revenue	$54	$72	$144	$168
Operating earnings	(5)	71	85	139
Diluted earnings per share	$(0.01)	$0.19	$0.23	$0.38

No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended June 28, 2020, or June 30, 2019. The 2020 results reflect an approximate $40 loss in our Information Technology segment on a contract with a non-U.S. customer from schedule delays caused by COVID-related travel restrictions.
Revenue by Category. Our portfolio of products and services consists of approximately 11,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Aircraft manufacturing and completions	$1,563	$1,599	$2,757	$3,332
Aircraft services	411	537	908	1,044
Total Aerospace	1,974	2,136	3,665	4,376
Military vehicles	1,103	1,090	2,249	2,224
Weapons systems, armament and munitions	515	461	948	862
Engineering and other services	136	108	265	209
Total Combat Systems	1,754	1,659	3,462	3,295
IT services	1,884	2,158	3,872	4,327
Total Information Technology	1,884	2,158	3,872	4,327
C4ISR solutions	1,181	1,277	2,297	2,435
Total Mission Systems	1,181	1,277	2,297	2,435
Nuclear-powered submarines	1,708	1,538	3,268	2,915
Surface ships	510	528	972	974
Repair and other services	253	259	477	494
Total Marine Systems	2,471	2,325	4,717	4,383
Total revenue	$9,264	$9,555	$18,013	$18,816

Revenue by contract type was as follows:

Three Months Ended June 28, 2020	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$1,849	$1,507	$742	$662	$1,716	$6,476
Cost-reimbursement	—	230	800	471	750	2,251
Time-and-materials	125	17	342	48	5	537
Total revenue	$1,974	$1,754	$1,884	$1,181	$2,471	$9,264
Three Months Ended June 30, 2019
Fixed-price	$1,925	$1,427	$875	$752	$1,575	$6,554
Cost-reimbursement	—	221	858	484	745	2,308
Time-and-materials	211	11	425	41	5	693
Total revenue	$2,136	$1,659	$2,158	$1,277	$2,325	$9,555

Six Months Ended June 28, 2020	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$3,327	$2,972	$1,511	$1,282	$3,285	$12,377
Cost-reimbursement	—	459	1,693	925	1,425	4,502
Time-and-materials	338	31	668	90	7	1,134
Total revenue	$3,665	$3,462	$3,872	$2,297	$4,717	$18,013
Six Months Ended June 30, 2019
Fixed-price	$3,965	$2,843	$1,796	$1,403	$2,991	$12,998
Cost-reimbursement	—	432	1,699	947	1,385	4,463
Time-and-materials	411	20	832	85	7	1,355
Total revenue	$4,376	$3,295	$4,327	$2,435	$4,383	$18,816
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

Revenue by customer was as follows:

Three Months Ended June 28, 2020	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
DoD	$52	$930	$825	$870	$2,390	$5,067
Non-DoD	—	3	1,030	117	1	1,151
Foreign Military Sales (FMS)	52	99	4	9	51	215
Total U.S. government	104	1,032	1,859	996	2,442	6,433
U.S. commercial	1,032	86	39	27	27	1,211
Non-U.S. government	53	618	(14)	126	2	785
Non-U.S. commercial	785	18	—	32	—	835
Total revenue	$1,974	$1,754	$1,884	$1,181	$2,471	$9,264
Three Months Ended June 30, 2019
U.S. government:
DoD	$52	$910	$926	$884	$2,243	$5,015
Non-DoD	—	3	1,178	133	1	1,315
FMS	14	90	4	12	47	167
Total U.S. government	66	1,003	2,108	1,029	2,291	6,497
U.S. commercial	1,185	59	45	39	30	1,358
Non-U.S. government	144	587	5	181	2	919
Non-U.S. commercial	741	10	—	28	2	781
Total revenue	$2,136	$1,659	$2,158	$1,277	$2,325	$9,555

Six Months Ended June 28, 2020	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
DoD	$213	$1,818	$1,674	$1,658	$4,549	$9,912
Non-DoD	—	6	2,108	223	2	2,339
FMS	70	188	8	18	100	384
Total U.S. government	283	2,012	3,790	1,899	4,651	12,635
U.S. commercial	1,812	141	87	60	60	2,160
Non-U.S. government	74	1,281	(5)	269	5	1,624
Non-U.S. commercial	1,496	28	—	69	1	1,594
Total revenue	$3,665	$3,462	$3,872	$2,297	$4,717	$18,013
Six Months Ended June 30, 2019
U.S. government:
DoD	$175	$1,703	$1,850	$1,668	$4,218	$9,614
Non-DoD	—	6	2,370	268	1	2,645
FMS	29	169	9	21	91	319
Total U.S. government	204	1,878	4,229	1,957	4,310	12,578
U.S. commercial	2,455	109	85	74	66	2,789
Non-U.S. government	207	1,288	13	347	4	1,859
Non-U.S. commercial	1,510	20	—	57	3	1,590
Total revenue	$4,376	$3,295	$4,327	$2,435	$4,383	$18,816
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended June 28, 2020, were not materially impacted by any other factors.
Revenue recognized for the three- and six-month periods ended June 28, 2020, and June 30, 2019, that was included in the contract liability balance at the beginning of each year was $1.2 billion and $2.4 billion, and $1.2 billion and $2.9 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

D. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Basic weighted average shares outstanding	286,388	288,099	287,479	288,008
Dilutive effect of stock options and restricted stock/RSUs*	545	2,716	1,036	2,816
Diluted weighted average shares outstanding	286,933	290,815	288,515	290,824

* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 7,723 and 6,811 for the three- and six-month periods ended June 28, 2020, and 5,396 and 4,685 for the three- and six-month periods ended June 30, 2019, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on June 28, 2020, or December 31, 2019.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on June 28, 2020, and December 31, 2019, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	June 28, 2020
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$7	$7	$—	$7	$—
Available-for-sale debt securities	141	141	—	141	—
Equity securities	51	51	51	—	—
Other investments	9	9	—	—	9
Cash flow hedges	77	77	—	77	—
Measured at amortized cost:
Short- and long-term debt principal	(14,724)	(16,104)	—	(16,104)	—

	December 31, 2019
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$24	$24	$11	$13	$—
Available-for-sale debt securities	129	129	—	129	—
Equity securities	54	54	54	—	—
Other investments	4	4	—	—	4
Cash flow hedges	26	26	—	26	—
Measured at amortized cost:
Short- and long-term debt principal	(12,005)	(12,339)	—	(12,339)	—

Our Level 1 assets include investments in publicly traded equity securities valued using quoted prices from the market exchanges. The fair value of our Level 2 assets and liabilities, which consist primarily of fixed-income securities, cash flow hedge assets and our fixed-rate notes, is determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. Our Level 3 assets include direct private equity investments that are measured using inputs unobservable to a marketplace participant.

F. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	June 28, 2020	December 31, 2019
Deferred tax asset	$35	$33
Deferred tax liability	(446)	(481)
Net deferred tax liability	$(411)	$(448)

Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2018.

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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on June 28, 2020, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	June 28, 2020	December 31, 2019
Unbilled revenue	$33,823	$33,481
Advances and progress billings	(26,108)	(25,624)
Net unbilled receivables	$7,715	$7,857

On June 28, 2020, and December 31, 2019, net unbilled receivables included $2.3 billion and $2.9 billion, respectively, associated with a large international wheeled armored vehicle contract in our Combat Systems segment. We had experienced delays in payment under the contract in 2018 and 2019, which resulted in the large unbilled receivables balance. In March 2020, we finalized a new agreement with the customer that included a revised payment schedule. Under the new agreement, we received two $500 progress payments, one in each of the first and second quarters of 2020. Further progress payments will be due annually that will liquidate the net unbilled receivables balance over the next few years.

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

Inventories consisted of the following:

	June 28, 2020	December 31, 2019
Work in process	$4,599	$4,419
Raw materials	1,830	1,733
Finished goods	154	30
Pre-owned aircraft	83	124
Total inventories	$6,666	$6,306

The increase in total inventories during the six-month period ended June 28, 2020, was due primarily to delays in Gulfstream aircraft deliveries caused by quarantine and travel restrictions resulting from the COVID-19 outbreak.

I. DEBT
Debt consisted of the following:

		June 28, 2020	December 31, 2019
Fixed-rate notes due:	Interest rate:
May 2020	2.875%	$—	$2,000
May 2021	3.000%	2,000	2,000
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	—
May 2025	3.500%	750	750
August 2026	2.125%	500	500
April 2027	3.500%	750	—
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	—
April 2040	4.250%	750	—
November 2042	3.600%	500	500
April 2050	4.250%	750	—
Floating-rate notes due:
May 2020	3-month LIBOR + 0.29%	—	500
May 2021	3-month LIBOR + 0.38%	500	500
Commercial paper	2.104%	1,243	—
Other	Various	481	505
Total debt principal		14,724	12,005
Less unamortized debt issuance costs and discounts		133	75
Total debt		14,591	11,930
Less current portion		4,121	2,920
Long-term debt		$10,470	$9,010

In March 2020, we issued $4 billion of fixed-rate notes. The proceeds were used to repay $2.5 billion of fixed- and floating-rate notes that matured in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program as they mature. We also amended two of our credit facilities to, among other things, extend their expiration dates.
On June 28, 2020, we had $1.2 billion of commercial paper outstanding with a dollar-weighted average interest rate of 2.104%. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2021, a $2 billion multi-year facility expiring in March 2023 and a $1 billion multi-year facility expiring in March 2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.

Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on June 28, 2020.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	June 28, 2020	December 31, 2019

Salaries and wages	$929	$941
Workers’ compensation	329	306
Retirement benefits	291	296
Operating lease liabilities	267	252
Fair value of cash flow hedges	125	32
Other (a)	1,949	1,744
Total other current liabilities	$3,890	$3,571

Retirement benefits	$4,944	$5,172
Operating lease liabilities	1,112	1,251
Customer deposits on commercial contracts	782	709
Deferred income taxes	446	481
Other (b)	1,972	1,840
Total other liabilities	$9,256	$9,453
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

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management’s repurchase of outstanding shares of our common stock on the open market. On March 4, 2020, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the six-month period ended June 28, 2020, we repurchased 3.4 million of our outstanding shares for $501. We did not repurchase any shares in the second quarter of 2020. On June 28, 2020, 13 million shares remained authorized by our board of directors for repurchase, representing 4.5% of our total shares outstanding. We repurchased 1.1 million shares for $184 in the six-month period ended June 30, 2019.
Dividends per Share. Our board of directors declared dividends of $1.10 and $2.20 per share for the three- and six-month periods ended June 28, 2020, and $1.02 and $2.04 per share for the three- and six-month periods ended June 30, 2019, respectively. We paid cash dividends of $315 and $610 for the three- and six-month periods ended June 28, 2020, and $295 and $563 for the three- and six-month periods ended June 30, 2019, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains /(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2019	$2	$288	$(4,509)	$(4,219)
Other comprehensive income, pretax	71	(79)	152	144
Provision for income tax, net	(20)	—	(32)	(52)
Other comprehensive income, net of tax	51	(79)	120	92
June 28, 2020	$53	$209	$(4,389)	$(4,127)

December 31, 2018	$(71)	$102	$(3,809)	$(3,778)
Other comprehensive income, pretax	68	156	122	346
Provision for income tax, net	(16)	—	(28)	(44)
Other comprehensive income, net of tax	52	156	94	302
June 30, 2019	$(19)	$258	$(3,715)	$(3,476)

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

Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On June 28, 2020, and December 31, 2019, we held $2.3 billion and $902 in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified supplemental executive retirement plans. On June 28, 2020, and December 31, 2019, we held marketable securities in trust of $199 and $207, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. We had notional forward exchange and interest rate swap contracts outstanding of $10 billion and $5 billion on June 28, 2020, and December 31, 2019, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note E for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and six-month periods ended June 28, 2020, and June 30, 2019. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and six-month periods ended June 28, 2020, and June 30, 2019, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on June 28, 2020, or December 31, 2019.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue into U.S. dollars was not material to our results of operations for the three- and six-month periods ended June 28, 2020, or June 30, 2019. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the six-month periods ended June 28, 2020, and June 30, 2019.

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

Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.2 billion on June 28, 2020. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of June 28, 2020, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the six-month periods ended June 28, 2020, and June 30, 2019, were as follows:

Six Months Ended	June 28, 2020	June 30, 2019
Beginning balance	$619	$480
Warranty expense	55	50
Payments	(51)	(37)
Adjustments	(2)	(11)
Ending balance	$621	$482

N. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.

Net periodic defined-benefit pension and other post-retirement benefit (credit) cost for the three- and six-month periods ended June 28, 2020, and June 30, 2019, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Service cost	$30	$28	$3	$2
Interest cost	123	150	7	9
Expected return on plan assets	(235)	(228)	(9)	(9)
Recognized net actuarial loss (gain)	80	70	(1)	(2)
Amortization of prior service credit	(5)	(5)	—	(1)
Net periodic benefit (credit) cost	$(7)	$15	$—	$(1)
Six Months Ended	June 28, 2020
Service cost	$59	$56	$5	$4
Interest cost	246	300	14	18
Expected return on plan assets	(469)	(456)	(18)	(18)
Recognized net actuarial loss (gain)	159	140	(2)	(4)
Amortization of prior service credit	(9)	(9)	—	(2)
Net periodic benefit (credit) cost	$(14)	$31	$(1)	$(2)

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
Summary financial information for each of our segments follows:

	Revenue		Operating Earnings
Three Months Ended	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Aerospace	$1,974	$2,136	$159	$331
Combat Systems	1,754	1,659	239	242
Information Technology	1,884	2,158	83	154
Mission Systems	1,181	1,277	164	162
Marine Systems	2,471	2,325	200	197
Corporate	—	—	(4)	4
Total	$9,264	$9,555	$841	$1,090
Six Months Ended
Aerospace	$3,665	$4,376	$399	$659
Combat Systems	3,462	3,295	462	448
Information Technology	3,872	4,327	233	310
Mission Systems	2,297	2,435	312	310
Marine Systems	4,717	4,383	384	377
Corporate	—	—	(8)	—
Total	$18,013	$18,816	$1,782	$2,104

Corporate operating results have two primary components: pension and other post-retirement benefit income, and equity-based compensation expense. We are required to report the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) in other income (expense) in the Consolidated Statement of Earnings. As described in Note N, in our defense segments, pension and other post-retirement benefit costs are recoverable contract costs. Therefore, the non-service cost components are included in the operating results of these segments, but an offset is reported in Corporate.

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
BUSINESS ENVIRONMENT
The ongoing outbreak of Coronavirus (COVID-19) has caused significant disruptions to national and global economies and government activities. Our businesses have been designated as critical infrastructure by the U.S. government and many non-U.S. governments and, as such, are required to stay open. During this time, we have continued to conduct our operations to the fullest extent possible, while responding to the outbreak with actions that include:

•	implementing measures to protect the health and safety of our employees;

•	modifying employee work locations and schedules where possible and permitted under our contracts;

•	coordinating closely with our suppliers and customers;

•	instituting various aspects of our business continuity programs;

•	planning for and working aggressively to mitigate disruptions that may occur; and

•	supporting our communities and the U.S. government in addressing the challenges of the pandemic, such as the production of medical supplies and donation of personal protective equipment.
While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the outbreak’s duration and its broader impact. See the Risk Factors in Part II, Item 1A, regarding the COVID-19 outbreak, as well as those set forth in our most recent Form 10-K filing addressing additional risks facing our business, which may be affected by the COVID-19 outbreak.
The United States and some other governments have taken steps to respond to the outbreak and to support economic activity and liquidity in the capital markets. In the United States, the adoption of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) provides various forms of relief. The CARES Act includes provisions that allow agencies to reimburse contractors for payments to covered workers who are prevented from working due to COVID-19 facility closures or other restrictions; however, such reimbursement is subject to the availability of funds. These provisions of the CARES Act are currentl

y scheduled to expire on September 30, 2020. Extension of this coverage or reimbursement of other COVID-related costs would require further legislative action and would also be subject to the availability of funds. The CARES Act also allows for loans to companies. To date, we have not sought or accepted CARES Act loans.
In late March 2020, the DoD increased progress payment rates and reduced retention rates on certain contracts to provide liquidity to federal contractors and their suppliers. We have in turn advanced payments across our supplier base to help maintain the health and liquidity of our supply chain. Outside of the United States, other governments have established various government workforce programs, which can support business continuity for our foreign operations. We continue to assess the benefits and limitations of the actions taken by the United States and other governments. See also Note A to the unaudited Consolidated Financial Statements in Part I, Item 1 for additional information about our use of estimates and other uncertainties.
Following minimal disruptions in the first quarter, our U.S. government business experienced a greater level of disruption from the COVID-19 pandemic in the second quarter, including reduced activities due to select customer site closures and limited access to sites, travel restrictions, slowdowns in the provision of materials from suppliers, and lower man-hours at manufacturing sites. Internationally, our defense business experienced site closures in some countries. Within our Aerospace segment, quarantine and travel restrictions in connection with the outbreak delayed Gulfstream aircraft deliveries in the first quarter. Most of these delayed aircraft were delivered in the second quarter following the lifting of some of the restrictions. However, the sales process for new aircraft continues to be disrupted by the outbreak due to travel limitations, inability to arrange demonstration flights and difficulties in coordinating in-person access to customers. The Review of Operating Segments includes additional information on the second quarter results for each of our segments.
For the remainder of 2020, we expect COVID-19 to continue to impact our businesses negatively. During this period, our priorities remain to provide a healthy and safe work environment for our employees; closely monitor, work with and support our supply chain; and maintain an adequate employee base to meet our customers’ demands. We believe the support by the DoD, and the U.S. government generally, of the defense industrial base has helped and will continue to help mitigate the effects of program disruptions on our U.S. defense business. Our non-U.S. defense business will be impacted to varying degrees based on the response of each country. In our Aerospace segment, as air travel resumes, we expect aircraft services volume to increase, but we could continue to see some future deliveries delayed to the extent customers have difficulty traveling to take possession of their aircraft. To de-risk elements of the supply chain and better align production with demand, we reduced our aircraft production rate. Accordingly, we have adjusted staffing levels and taken other cost control measures. In addition, should the large economies of the world experience a significant extended downturn from the pandemic, demand for our aerospace products and services would likely be impacted. We will continue to assess further potential consequences to our employees, business, supply chain and customers, and take actions to mitigate adverse outcomes.
We took actions in the first six months of 2020 to strengthen our liquidity and financial condition. In March 2020, we issued $4 billion of fixed-rate notes to repay $2.5 billion of fixed- and floating-rate notes that matured in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program as they mature. In addition to this long-term borrowing, we renewed our access to $5 billion of credit facilities through March 2021. While part of our pre-COVID-19 planning, this liquidity preserves our financial flexibility during the pandemic. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short and long-term liquidity needs.

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

CONSOLIDATED OVERVIEW

Three Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$9,264	$9,555	$(291)	(3.0)%
Operating costs and expenses	(8,423)	(8,465)	42	(0.5)%
Operating earnings	841	1,090	(249)	(22.8)%
Operating margin	9.1%	11.4%
Six Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$18,013	$18,816	$(803)	(4.3)%
Operating costs and expenses	(16,231)	(16,712)	481	(2.9)%
Operating earnings	1,782	2,104	(322)	(15.3)%
Operating margin	9.9%	11.2%
Our consolidated revenue decreased in the first half of 2020 due to fewer aircraft deliveries in our Aerospace segment and, to a lesser extent, lower IT services volume in our Information Technology segment. Second quarter revenue also reflected lower aircraft services volume in our Aerospace segment. These decreases were driven by the impact of the COVID-19 outbreak on normal operating activity. Higher volume on the Virginia-class and Columbia-class submarine programs in our Marine Systems segment and increased production of artillery, missile subcomponents and main battle tanks in our Combat Systems segment helped offset some of the decrease.
Operating margin decreased in the second quarter and first six months of 2020 due to severance charges, losses related to pre-owned aircraft activity and a less favorable aircraft delivery mix in our Aerospace segment, and COVID-related impacts in our Information Technology segment, including a loss on a contract with a non-U.S. customer.

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

AEROSPACE

Three Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$1,974	$2,136	$(162)	(7.6)%
Operating earnings	159	331	(172)	(52.0)%
Operating margin	8.1%	15.5%
Gulfstream aircraft deliveries (in units)	32	31	1	3.2%
Six Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$3,665	$4,376	$(711)	(16.2)%
Operating earnings	399	659	(260)	(39.5)%
Operating margin	10.9%	15.1%
Gulfstream aircraft deliveries (in units)	55	65	(10)	(15.4)%
Operating Results
The change in the Aerospace segment’s revenue in the second quarter and first six months of 2020 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$(36)	$(588)
Aircraft services and completions	(126)	(123)
Total decrease	$(162)	$(711)
Quarantine and travel restrictions resulting from the COVID-19 outbreak had a significant impact on the segment’s first half results. In aircraft manufacturing, delivery delays that began late in the first quarter were largely resolved in the second quarter as travel restrictions began to be lifted. However, to de-risk elements of the supply chain and better align production with demand, we reduced our aircraft production and delivery rates, resulting in lower revenue in the first six months of 2020. In addition, decreased flight activity due to the pandemic resulted in lower demand for maintenance work and reduced volume at our fixed-base operator (FBO) facilities in the second quarter.
The change in the segment’s operating earnings in the second quarter and first six months of 2020 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$(142)	$(281)
Aircraft services and completions	(29)	(30)
Restructuring charge	(42)	(42)
G&A/other expenses	41	93
Total decrease	$(172)	$(260)
Aircraft manufacturing operating earnings were down in the second quarter and first six months of 2020 due to the reduced aircraft production and delivery rates, a somewhat disadvantaged mix in aircraft and losses related to pre-owned aircraft activity. In the second quarter and first six months of 2020, operating earnings were also down in aircraft services and completions due to lower volume in the second quarter. First half results were negatively impacted by restructuring actions taken to adjust the workforce size to the revised 2020 production levels. These decreases were offset partially by lower net G&A/other expenses, including reduced R&D expenses. Overall, R&D expenses have been trending downward with the completion of the G500 and G600 test programs. In total, the Aerospace segment’s operating margin decreased 740 basis points in the second quarter and 420 basis points in the first six months of 2020 compared with prior-year periods.
2020 Outlook
To de-risk elements of the supply chain and better align production with demand, we reduced our aircraft production rate for 2020 from approximately 150 to 125-130. Based on the reduction in deliveries and the anticipated impact of travel restrictions on the volume of aircraft services, we now expect the Aerospace segment’s 2020 revenue to be around $8.4 billion with operating margin of approximately 13.5%.
COMBAT SYSTEMS

Three Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$1,754	$1,659	$95	5.7%
Operating earnings	239	242	(3)	(1.2)%
Operating margin	13.6%	14.6%
Six Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$3,462	$3,295	$167	5.1%
Operating earnings	462	448	14	3.1%
Operating margin	13.3%	13.6%
Operating Results
The increase in the Combat Systems segment’s revenue in the second quarter and first six months of 2020 consisted of the following:

	Second Quarter	Six Months
Weapons systems and munitions	$62	$111
U.S. military vehicles	(6)	59
International military vehicles	39	(3)
Total increase	$95	$167
Revenue was up in our weapons systems and munitions business in the second quarter and first six months of 2020 driven by increased production of artillery and missile subcomponents. Also in the second quarter of 2020, revenue from international military vehicles increased due to higher volume on various wheeled armored vehicle programs, including a contract to produce armored combat support vehicles (ACSVs) for the Canadian government. In the first six months of 2020, revenue from U.S. military vehicles increased due primarily to higher volume on the U.S. Army’s Abrams M1A2 System Enhancement Package Version 3 (SEPv3) tank program.
The Combat Systems segment’s operating margin decreased 100 basis points in the second quarter of 2020 and 30 basis points in the first six months of 2020 driven by contract mix. The segment’s operating margin in 2020 was also impacted by the government-mandated closure of our Spanish manufacturing facilities.

2020 Outlook
We expect the Combat Systems segment’s 2020 revenue to be about $7.3 billion with operating margin of approximately 14.3%.
INFORMATION TECHNOLOGY

Three Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$1,884	$2,158	$(274)	(12.7)%
Operating earnings	83	154	(71)	(46.1)%
Operating margin	4.4%	7.1%
Six Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$3,872	$4,327	$(455)	(10.5)%
Operating earnings	233	310	(77)	(24.8)%
Operating margin	6.0%	7.2%
Operating Results
The change in the Information Technology segment’s revenue in the second quarter and first six months of 2020 consisted of the following:

	Second Quarter	Six Months
Intelligence and homeland security	$(97)	$(232)
Defense	(108)	(140)
Federal civilian	(69)	(83)
Total decrease	$(274)	$(455)
Revenue was down across the Information Technology segment due to the partial closure of some customer sites to all but mission critical personnel and a lower level of customer and program activity as a result of the COVID-19 outbreak. Revenue was also lower due to the exit of non-core lines of business in 2019. The Information Technology segment’s operating margin decreased 270 basis points in the second quarter of 2020 and 120 basis points in the first six months of 2020 due to COVID-related impacts, including customer reimbursement of idle workforce cost at zero fee and an approximate $40 loss on a contract with a non-U.S. customer from schedule delays caused by travel restrictions.
2020 Outlook
We expect the Information Technology segment’s 2020 revenue to be around $8.1 billion with operating margin of approximately 6.3%.

MISSION SYSTEMS

Three Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$1,181	$1,277	$(96)	(7.5)%
Operating earnings	164	162	2	1.2%
Operating margin	13.9%	12.7%
Six Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$2,297	$2,435	$(138)	(5.7)%
Operating earnings	312	310	2	0.6%
Operating margin	13.6%	12.7%
Operating Results
The change in the Mission Systems segment’s revenue in the second quarter and first six months of 2020 consisted of the following:

	Second Quarter	Six Months
Ground systems and products	$(90)	$(108)
Space, intelligence and cyber systems	9	(24)
Naval, air and electronic systems	(15)	(6)
Total decrease	$(96)	$(138)
Revenue in the Mission Systems segment was down in the second quarter and first six months of 2020 due primarily to timing in our ground systems and products business, particularly on a mobile communications network program, a contract for computing and communications equipment, and a contract for the next-generation tactical communication and information system for the United Kingdom. Also in the first six months of 2020, revenue decreased due to delayed customer shipments of encryption products in our space, intelligence and cyber systems business caused in part by customer site closures due to the COVID-19 outbreak. The Mission Systems segment’s operating margin increased 120 basis points in the second quarter of 2020 and 90 basis points in the first six months of 2020 due to program mix, improved operational efficiencies and a modest gain on the sale of a satellite antenna systems business.
2020 Outlook
We expect the Mission Systems segment’s 2020 revenue to be around $4.9 billion with operating margin of approximately 14.5%.
MARINE SYSTEMS

Three Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$2,471	$2,325	$146	6.3%
Operating earnings	200	197	3	1.5%
Operating margin	8.1%	8.5%
Six Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$4,717	$4,383	$334	7.6%
Operating earnings	384	377	7	1.9%
Operating margin	8.1%	8.6%

Operating Results
The increase in the Marine Systems segment’s revenue in the second quarter and first six months of 2020 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship construction	$141	$293
U.S. Navy ship engineering, repair and other services	14	52
Commercial ship construction	(9)	(11)
Total increase	$146	$334
Revenue from U.S. Navy ship construction was up in the second quarter and first six months of 2020 due to increasing volume on Block V of the Virginia-class submarine program and the Columbia-class submarine program, offset partially by timing on Virginia-class Block IV. Revenue from U.S. Navy ship engineering, repair and other services increased driven by a higher volume of surface ship repair work. These increases were offset partially by lower commercial ship construction volume.
The Marine Systems segment’s operating margin decreased 40 basis points in the second quarter of 2020 and 50 basis points in the first six months of 2020 due to a shift in mix.
2020 Outlook
We expect the Marine Systems segment’s 2020 revenue to be approximately $9.6 billion with operating margin of around 8.8%.
CORPORATE
Corporate operating results consisted of the following:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Operating (expense) income	$(4)	$4	$(8)	$—
Corporate operating results have two primary components: pension and other post-retirement benefit income, and equity-based compensation expense. We are required to report the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) in other income (expense) in the Consolidated Statement of Earnings. In our defense segments, pension and other post-retirement benefit costs are recoverable contract costs. Therefore, the non-service cost components are included in the operating results of these segments, but an offset is reported in Corporate. This amount decreased in the first six months of 2020 compared with the first six months of 2019, resulting in a lower offset to Corporate costs.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$5,505	$5,401	$104	1.9%
Operating costs	(4,603)	(4,342)	(261)	6.0%
Six Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$10,395	$10,652	$(257)	(2.4)%
Operating costs	(8,586)	(8,577)	(9)	0.1%
The change in product revenue in the second quarter and first six months of 2020 consisted of the following:

	Second Quarter	Six Months
Ship construction	$134	$282
Aircraft manufacturing	(36)	(588)
Other, net	6	49
Total increase (decrease)	$104	$(257)
Revenue from ship construction was up in the second quarter and first six months of 2020 due to increasing volume on the Virginia-class and the Columbia-class submarine programs. In the second quarter and first six months of 2020, aircraft manufacturing revenue decreased due to the reduced production and delivery rates caused by the COVID-19 outbreak. In the second quarter of 2020, product operating costs increased at a higher rate than revenue due primarily to the shift in mix of Gulfstream aircraft deliveries.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$3,759	$4,154	$(395)	(9.5)%
Operating costs	(3,246)	(3,527)	281	(8.0)%
Six Months Ended	June 28, 2020	June 30, 2019	Variance
Revenue	$7,618	$8,164	$(546)	(6.7)%
Operating costs	(6,547)	(6,925)	378	(5.5)%
The change in service revenue in the second quarter and first six months of 2020 consisted of the following:

	Second Quarter	Six Months
IT services	$(274)	$(455)
Aircraft services and completions	(126)	(123)
Other, net	5	32
Total decrease	$(395)	$(546)
In the second quarter and first six months of 2020, IT services revenue decreased due to the partial closure of some customer sites to all but mission critical personnel and a lower level of customer and program activity as a result of the COVID-19 outbreak. Also in the second quarter and first six months of 2020, aircraft services and completions revenue decreased due to reduced flight activity as a result of the

COVID-19 outbreak. The primary drivers of the decrease in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 6.1% in the first six months of 2020 compared with 6.4% in the first six months of 2019.
INTEREST, NET
Net interest expense was $239 in the first six months of 2020 compared with $236 in the prior-year period. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. We expect 2020 net interest expense to be approximately $480.
OTHER, NET
Net other income was $32 in the first six months of 2020 compared with $30 in the first six months of 2019. These amounts represent primarily the non-service cost components of pension and other post-retirement benefits, which were net income items in both periods.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 15.5% in the first six months of 2020 compared with 18.3% in the prior-year period. The decrease is due to a variety of factors, including lower taxes on international income and higher research tax credits. For 2020, we anticipate a full-year effective tax rate in the mid-15% range.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $82.7 billion at the end of the second quarter of 2020 compared with $85.7 billion on March 29, 2020. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note C to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $132.2 billion on June 28, 2020, up 6.8% from $123.9 billion on March 29, 2020.

The following table details the backlog and estimated potential contract value of each segment at the end of the second and first quarters of 2020:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	June 28, 2020
Aerospace	$11,874	$239	$12,113	$2,834	$14,947
Combat Systems	13,863	242	14,105	6,399	20,504
Information Technology	5,464	3,463	8,927	18,392	27,319
Mission Systems	4,856	185	5,041	7,510	12,551
Marine Systems	25,118	17,365	42,483	14,441	56,924
Total	$61,175	$21,494	$82,669	$49,576	$132,245

	March 29, 2020
Aerospace	$12,998	$274	$13,272	$2,837	$16,109
Combat Systems	14,373	244	14,617	4,253	18,870
Information Technology	5,375	4,127	9,502	18,638	28,140
Mission Systems	4,947	229	5,176	7,957	13,133
Marine Systems	26,112	17,053	43,165	4,460	47,625
Total	$63,805	$21,927	$85,732	$38,145	$123,877

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the second quarter of 2020 with backlog of $12.1 billion. Order activity for new aircraft continues to be impacted by the COVID-19 outbreak. Despite this, the segment’s book-to-bill ratio (orders divided by revenue) was 1-to-1 over the trailing twelve months.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On June 28, 2020, estimated potential contract value in the Aerospace segment was $2.8 billion.

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
Total backlog in our defense segments was $70.6 billion on June 28, 2020. The Information Technology, Mission Systems and Marine Systems segments each achieved a book-to-bill ratio of 1-to-1 or greater over the trailing 12 months. Estimated potential contract value in our defense segments was $46.7 billion on June 28, 2020, up 32.4% from $35.3 billion on March 29, 2020, driven by the award of a contract to construct the first two Columbia-class submarines. We received the following significant contract awards during the second quarter of 2020:
Combat Systems:

•	$320 from the U.S. Army to upgrade Stryker vehicles to the double-V-hull A1 configuration. The contract has a maximum potential value of $2.5 billion.

•	$215 from the Army for the production of Hydra-70 rockets. The contract has a maximum potential value of $3.4 billion.

•	$110 from the U.S. Navy to provide missile components for the Aegis Ballistic Missile Defense program.

•	$100 for various munitions and ordnance.

•	$50 from the Navy to produce gun systems for the F-35 Joint Strike Fighter.
Information Technology:

•
$120 from the U.S. Air Force for the Battlefield Information Collection and Exploitation System (BICES) program to provide intelligence information sharing capabilities for the Department of Defense (DoD). The contract has a maximum potential value of $620.

•	$130 from the Centers for Medicare and Medicaid Services (CMS) for several contracts, including support of the agency’s Healthcare Integrated General Ledger Accounting System (HIGLAS) application.

•	$125 for several key contracts to provide intelligence services to classified customers.

•	$50 from the Navy to provide training and training-related program support.

•	$40 to provide IT, cloud support and network management services for a commercial customer.
Mission Systems:

•	$175 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.

•	$105 from the Navy to support the design and development of fire-control systems for ballistic-missile submarines for the Navy and the U.K. Royal Navy.

•	$60 to provide sustainment services for the Navy’s next-generation Mobile User Objective System (MUOS) satellite communications system.

•	$35 from the U.S. Coast Guard to provide system sustainment support for the Rescue 21 program.

•	$35 from the Army to provide continued software support and engineering for the Warfighter Information Network-Tactical (WIN-T) Increment 2 program.
Marine Systems:

•	A contract from the Navy to construct the first two Columbia-class submarines, which will be worth $11.5 billion when funding is received from Congress.

•	$130 from the Navy for capital expenditures and industrial base development in support of the Arleigh Burke-class (DDG-51) guided-missile destroyer program.

•	$80 from the Navy for Advanced Nuclear Plant Studies (ANPS) in support of the Columbia-class submarine program.

•	$55 from the Navy to support the Common Missile Compartment work under joint development for the Navy and the U.K. Royal Navy.

•	$45 from the Navy to provide ongoing lead yard services for the DDG-51 program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2020 with a cash balance of $2.3 billion compared with $902 at the end of 2019. Our net debt position, defined as debt less cash and equivalents and marketable securities, was $12.3 billion at the end of the second quarter of 2020.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first six months of 2020 and 2019, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.
OPERATING ACTIVITIES
Cash provided by operating activities was $177 in the first six months of 2020 compared with cash used of $504 in the same period in 2019. Growth in operating working capital (OWC) in our Aerospace segment negatively impacted cash flows in both periods due to our position in the development, production and cash collection cycles of our Gulfstream aircraft models. We had anticipated this OWC growth to begin reversing in 2020, but the impact of COVID-19 on our production and delivery rates has delayed this recovery. OWC in our defense segments was relatively unchanged in the first half of 2020 even with our efforts to accelerate payments to our suppliers to support their liquidity during the pandemic. Cash flows in the first six months of 2019 were affected negatively by growth in OWC in our Combat Systems segment due to the timing of payments on a large international wheeled armored vehicle contract. For additional information about the unbilled receivables balance and activity associated with this contract, see Note G to the unaudited Consolidated Financial Statements in Part I, Item 1.
INVESTING ACTIVITIES
Cash used for investing activities was $222 in the first six months of 2020 compared with $363 in the same period in 2019. Our investing activities include cash paid for capital expenditures and business acquisitions;

purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $406 in the first six months of 2020 compared with $362 in the same period in 2019. In the first six months of 2020, cash outflows for capital expenditures were offset partially by proceeds from the sale of a satellite antenna systems business in our Mission Systems segment.
FINANCING ACTIVITIES
Cash provided by financing activities was $1.5 billion in the first six months of 2020 compared with $630 in the same period in 2019. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and employee stock option exercises. Our financing activities also include repurchases of common stock, payment of dividends and debt repayments.
On March 4, 2020, our board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the first six months of 2020, we repurchased 3.4 million of our outstanding shares for $501. We did not repurchase any shares in the second quarter of 2020. On June 28, 2020, 13 million shares remained authorized by our board of directors for repurchase, representing 4.5% of our total shares outstanding. We repurchased 1.1 million shares for $184 in the first six months of 2019.
On March 4, 2020, our board of directors declared an increased quarterly dividend of $1.10 per share, the 23rd consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.02 per share in March 2019. Cash dividends paid were $610 in the first six months of 2020 compared with $563 in the same period in 2019.
In March 2020, we issued $4 billion of fixed-rate notes. The proceeds were used to repay $2.5 billion of fixed- and floating-rate notes that matured in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program as they mature. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including scheduled debt maturities and interest rates.
In the first six months of 2020, we received net proceeds of $1.2 billion from the issuance of commercial paper, which remained outstanding on June 28, 2020. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
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

The following table reconciles the free cash flow from operations with net cash provided by operating activities, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1:

Six Months Ended	June 28, 2020	June 30, 2019
Net cash provided (used) by operating activities	$177	$(504)
Capital expenditures	(406)	(362)
Free cash flow from operations	$(229)	$(866)
Cash flows as a percentage of net earnings:
Net cash provided (used) by operating activities	13%	(32)%
Free cash flow from operations	(17)%	(56)%

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
Revenue. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. Our estimates at the end of the second quarter included impacts from the disruptions caused by COVID-19. Given the uncertainties around the pandemic, including its duration and potential future disruptions to our supply chain or workforce, it is reasonably possible that the actual impact of the pandemic on contract costs could be materially different than our current estimates. The United States and other governments have taken steps to provide relief. Where our customer has agreed to reimburse certain costs, such as provided for by the CARES Act, we have included those recoveries in our estimates of revenue. To the extent the U.S. government provides for reimbursement of additional costs through legislation and the DoD has available funds, we will seek reimbursement as appropriate.
We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates decreased our operating earnings (and diluted earnings per share) by $5 ($0.01) for the three-month period ended June 28, 2020, and increased our operating earnings (and diluted earnings per share) by $85 ($0.23) for the six-month period ended June 28, 2020. The aggregate impact of adjustment in contract estimates increased our operating earnings (and diluted earnings per share) by $71 ($0.19) and $139 ($0.38) for the three- and six-month periods ended June 30, 2019, respectively. The 2020 results reflect an approximate $40 loss in our Information Technology segment on a contract with a non-U.S. customer from schedule delays caused by COVID-related travel restrictions. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended June 28, 2020, or June 30, 2019.
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
The COVID-19 outbreak has caused significant disruptions to national and global economies and government activities, which has impacted our businesses. As of the end of the quarter, we have not identified a triggering event requiring an impairment test for our goodwill, intangibles or other long-lived assets. In our Aerospace segment, which has experienced a more significant impact from the outbreak, we do not believe the impact represents a longer-term change that would indicate that the carrying value of the segment’s intangibles and long-lived assets may not be recoverable or that the Aerospace reporting unit’s estimated fair value has been significantly affected.
Our Information Technology reporting unit’s estimated fair value exceeded its carrying value by approximately 25% as of December 31, 2019. While a material change in the reporting unit’s fair value or carrying value could put it at risk of goodwill impairment, we currently do not expect the COVID-19 disruptions to our IT services business to have a significant impact on the estimated fair value of the reporting unit.
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
Under the relevant indenture, the guarantee of each guarantor is limited to the maximum amount that can be guaranteed without rendering the guarantee voidable under applicable laws relating to fraudulent conveyance or fraudulent transfer or similar laws affecting the rights of creditors generally. Each indenture also provides that, in the event (1) of a merger, consolidation or sale or disposition of all or substantially all of the assets of a guarantor (other than a transaction with the parent or any of its subsidiaries) or (2) there occurs a transfer, sale or other disposition of the voting stock of a guarantor so that the guarantor is no longer a subsidiary of the parent, then the guarantor or the entity acquiring the assets (in the event of the sale or other disposition of all or substantially all of the assets of a guarantor) will be released and relieved of any obligations under the guarantee.
The following summarized financial information presents the parent and guarantors (collectively, the combined obligor group) on a combined basis. The summarized financial information of the combined obligor group excludes net investment in and earnings of subsidiaries related to interests held by the combined obligor group in subsidiaries that are not guarantors of the notes.
STATEMENT OF EARNINGS INFORMATION

Six Months Ended	June 28, 2020
Revenue	$6,241
Operating costs and expenses, excluding G&A	(5,372)
Net Earnings	285
BALANCE SHEET INFORMATION

	June 28, 2020	December 31, 2019
Cash and equivalents	$1,727	$606
Other current assets	2,443	2,367
Noncurrent assets	2,751	2,549
Total assets	$6,921	$5,522

Short-term debt and current portion of long-term debt	$3,734	$2,497
Other current liabilities	2,707	2,642
Long-term debt	10,414	8,965
Other noncurrent liabilities	5,409	5,665
Total liabilities	$22,264	$19,769
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 28, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on June 28, 2020, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business may continue to be negatively impacted by the recent Coronavirus (COVID-19) outbreak or other similar outbreaks. The recent outbreak of COVID-19 has had, and could continue to have, a negative effect on our business, results of operations and financial condition. Effects include disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our customers or suppliers, which can affect our ability to perform on our contracts. Resulting cost increases may not be fully recoverable on our contracts or adequately covered by insurance, which could impact our profitability. In addition, the outbreak of COVID-19 has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, which could result in an economic downturn that may negatively affect demand for our products and services. The imposition of quarantine and travel restrictions has affected and may continue to negatively affect portions of our business, particularly our Aerospace and Information Technology segments. The extent to which COVID-19 continues to impact our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak. Other outbreaks of contagious diseases or other adverse public health developments in countries where we operate or our customers are located could similarly affect our business in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share
Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
3/30/20-4/26/20	36	$132.31
4/27/20-5/24/20	295	116.51
5/25/20-6/28/20	447	159.76
	778	$142.09
* Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
On March 4, 2020, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding common stock on the open market. We did not repurchase any shares in the second quarter of 2020. On June 28, 2020, 13 million shares remained authorized by our board of directors for repurchase.
We did not make any unregistered sales of equity securities in the second quarter of 2020.

ITEM 6. EXHIBITS

22	Subsidiary Guarantors*

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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
Dated: July 29, 2020