Form 10-Q
period 2020-09-27
GENERAL DYNAMICS CORP
filed 2020-10-28
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2020
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
286,972,150 shares of the registrant’s common stock, $1 par value per share, were outstanding on September 27, 2020.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	September 27, 2020	September 29, 2019
Revenue:
Products	$5,454	$5,789
Services	3,977	3,972
	9,431	9,761
Operating costs and expenses:
Products	(4,452)	(4,640)
Services	(3,384)	(3,333)
General and administrative (G&A)	(511)	(572)
	(8,347)	(8,545)
Operating earnings	1,084	1,216
Other, net	12	(12)
Interest, net	(118)	(114)
Earnings before income tax	978	1,090
Provision for income tax, net	(144)	(177)
Net earnings	$834	$913

Earnings per share
Basic	$2.91	$3.17
Diluted	$2.90	$3.14
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Nine Months Ended
(Dollars in millions, except per-share amounts)	September 27, 2020	September 29, 2019
Revenue:
Products	$15,849	$16,441
Services	11,595	12,136
	27,444	28,577
Operating costs and expenses:
Products	(13,038)	(13,217)
Services	(9,931)	(10,258)
G&A	(1,609)	(1,782)
	(24,578)	(25,257)
Operating earnings	2,866	3,320
Other, net	44	18
Interest, net	(357)	(350)
Earnings before income tax	2,553	2,988
Provision for income tax, net	(388)	(524)
Net earnings	$2,165	$2,464

Earnings per share
Basic	$7.54	$8.55
Diluted	$7.52	$8.47
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net earnings	$834	$913	$2,165	$2,464
Gains on cash flow hedges	110	2	181	70
Foreign currency translation adjustments	139	(108)	60	48
Change in retirement plans’ funded status	66	66	218	188
Other comprehensive income (loss), pretax	315	(40)	459	306
Provision for income tax, net	(43)	(15)	(95)	(59)
Other comprehensive income (loss), net of tax	272	(55)	364	247
Comprehensive income	$1,106	$858	$2,529	$2,711
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	September 27, 2020	December 31, 2019

ASSETS
Current assets:
Cash and equivalents	$1,469	$902
Accounts receivable	3,863	3,544
Unbilled receivables	8,143	7,857
Inventories	6,402	6,306
Other current assets	988	1,171
Total current assets	20,865	19,780
Noncurrent assets:
Property, plant and equipment, net	4,863	4,475
Intangible assets, net	2,162	2,315
Goodwill	19,889	19,677
Other assets	2,479	2,594
Total noncurrent assets	29,393	29,061
Total assets	$50,258	$48,841

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$3,394	$2,920
Accounts payable	2,613	3,162
Customer advances and deposits	6,086	7,148
Other current liabilities	4,027	3,571
Total current liabilities	16,120	16,801
Noncurrent liabilities:
Long-term debt	9,978	9,010
Other liabilities	9,444	9,453
Commitments and contingencies (see Note M)
Total noncurrent liabilities	19,422	18,463
Shareholders’ equity:
Common stock	482	482
Surplus	3,082	3,039
Retained earnings	32,812	31,633
Treasury stock	(17,805)	(17,358)
Accumulated other comprehensive loss	(3,855)	(4,219)
Total shareholders’ equity	14,716	13,577
Total liabilities and shareholders’ equity	$50,258	$48,841
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
(Dollars in millions)	September 27, 2020	September 29, 2019
Cash flows from operating activities - continuing operations:
Net earnings	$2,165	$2,464
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	376	352
Amortization of intangible and finance lease right-of-use assets	267	273
Equity-based compensation expense	91	103
Deferred income tax benefit	(112)	(72)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(336)	253
Unbilled receivables	(239)	(1,603)
Inventories	(134)	(646)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(558)	(164)
Customer advances and deposits	(906)	(565)
Other current liabilities	360	191
Other, net	322	1
Net cash provided by operating activities	1,296	587
Cash flows from investing activities:
Capital expenditures	(622)	(606)
Other, net	33	2
Net cash used by investing activities	(589)	(604)
Cash flows from financing activities:
Proceeds from fixed-rate notes	3,960	—
Repayment of fixed-rate notes	(2,000)	—
Dividends paid	(925)	(858)
Purchases of common stock	(501)	(231)
Repayment of floating-rate notes	(500)	—
Proceeds from commercial paper, gross (maturities greater than 3 months)	420	—
Repayment of commercial paper, gross (maturities greater than 3 months)	(420)	—
Proceeds from commercial paper	—	947
Other, net	(134)	207
Net cash (used) provided by financing activities	(100)	65
Net cash used by discontinued operations	(40)	(37)
Net increase in cash and equivalents	567	11
Cash and equivalents at beginning of period	902	963
Cash and equivalents at end of period	$1,469	$974
Supplemental cash flow information:
Income tax payments, net	$(345)	$(487)
Interest payments	$(261)	$(271)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
June 28, 2020	$482	$3,050	$32,294	$(17,809)	$(4,127)	$13,890
Net earnings	—	—	834	—	—	834
Cash dividends declared	—	—	(316)	—	—	(316)
Equity-based awards	—	32	—	4	—	36
Other comprehensive income	—	—	—	—	272	272
September 27, 2020	$482	$3,082	$32,812	$(17,805)	$(3,855)	$14,716

June 30, 2019	$482	$2,959	$30,291	$(17,379)	$(3,476)	$12,877
Net earnings	—	—	913	—	—	913
Cash dividends declared	—	—	(295)	—	—	(295)
Equity-based awards	—	40	—	33	—	73
Other comprehensive loss	—	—	—	—	(55)	(55)
September 29, 2019	$482	$2,999	$30,909	$(17,346)	$(3,531)	$13,513

	Nine Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2019	$482	$3,039	$31,633	$(17,358)	$(4,219)	$13,577
Cumulative-effect adjustment*	—	—	(37)	—	—	(37)
Net earnings	—	—	2,165	—	—	2,165
Cash dividends declared	—	—	(949)	—	—	(949)
Equity-based awards	—	43	—	54	—	97
Shares purchased	—	—	—	(501)	—	(501)
Other comprehensive income	—	—	—	—	364	364
September 27, 2020	$482	$3,082	$32,812	$(17,805)	$(3,855)	$14,716

December 31, 2018	$482	$2,946	$29,326	$(17,244)	$(3,778)	$11,732
Net earnings	—	—	2,464	—	—	2,464
Cash dividends declared	—	—	(881)	—	—	(881)
Equity-based awards	—	53	—	82	—	135
Shares purchased	—	—	—	(184)	—	(184)
Other comprehensive income	—	—	—	—	247	247
September 29, 2019	$482	$2,999	$30,909	$(17,346)	$(3,531)	$13,513
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and nine-month periods ended September 27, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and nine-month periods ended September 27, 2020, and September 29, 2019.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Use of Estimates and Other Uncertainties. The Coronavirus (COVID-19) outbreak has caused significant disruptions to national and global economies and government activities. Our businesses have been designated as critical infrastructure by the U.S. government and many non-U.S. governments and, as such, are required to stay open. Within our Aerospace segment, quarantine and travel restrictions in connection with the outbreak have impacted the timing of aircraft deliveries, and the economic consequences of COVID-19 have impacted demand. Our defense business has also experienced disruptions, such as customer site closures, travel restrictions and social distancing requirements, which have impacted contract execution. We have instituted various initiatives throughout the company as part of our business continuity programs, and we continue to work to mitigate risk when disruptions occur. While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the outbreak’s duration and its broader impact.
The nature of our business requires that we make estimates and assumptions in accordance with GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. The COVID-19 outbreak has impacted these estimates and assumptions and will continue to do so. The accounting for long-term contracts requires the use of estimates (see Note C). Our estimates at the end of the third quarter included impacts from the disruptions caused by COVID-19. Given the uncertainties around the pandemic, including its duration and potential future disruptions to our supply chain or workforce, it is reasonably possible that the actual impact of the pandemic on contract costs could be materially different than our current estimates. The United States and some other governments have taken steps to provide relief. Where our customer has agreed to reimburse certain costs, such as provided for by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), we have included those recoveries in our estimates of revenue. To the extent the U.S. government provides for reimbursement of additional costs through legislation and the U.S. Department of Defense (DoD) has available funds, we will seek reimbursement as appropriate.
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
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	September 27, 2020	December 31, 2019
PP&E	$10,361	$9,761
Accumulated depreciation	(5,498)	(5,286)
PP&E, net	$4,863	$4,475

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

B. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Goodwill
December 31, 2019 (a)	$2,831	$2,681	$9,700	$4,168	$297	$19,677
Acquisitions (b)	73	49	—	—	—	122
Other (c)	87	(6)	—	9	—	90
September 27, 2020 (a)	$2,991	$2,724	$9,700	$4,177	$297	$19,889

(a)Goodwill in the Information Technology and Mission Systems reporting units is net of $536 and $1.3 billion of accumulated impairment losses, respectively.
(b)Includes businesses acquired in our Aerospace and Combat Systems segments and adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	September 27, 2020			December 31, 2019
Contract and program intangible assets (b)	$3,745	$(1,891)	$1,854	$3,776	$(1,779)	$1,997
Trade names and trademarks	496	(216)	280	474	(195)	279
Technology and software	130	(103)	27	164	(126)	38
Other intangible assets	159	(158)	1	159	(158)	1
Total intangible assets	$4,530	$(2,368)	$2,162	$4,573	$(2,258)	$2,315

(a)	Changes in gross carrying amounts consist primarily of adjustments for acquired and divested intangible assets and foreign currency translation.

(b)	Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $65 and $196 for the three- and nine-month periods ended September 27, 2020, and $69 and $209 for the three- and nine-month periods ended September 29, 2019, respectively.

C. REVENUE
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for revenue. A contract’s transaction price is allocated to each distinct performance obligation within that contract and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Some of our contracts have multiple performance obligations, most commonly due to the contract covering multiple phases of the product life cycle (development, production, maintenance and support). For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. The primary method used to estimate standalone selling price is the expected cost plus a margin approach, under which we forecast our expected costs of satisfying a performance obligation and then add an appropriate margin for that distinct good or service.

Contract modifications are routine in the performance of our contracts. Contracts are often modified to account for changes in contract specifications or requirements. In most instances, contract modifications are for goods or services that are not distinct and, therefore, are accounted for as part of the existing contract.
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 77% and 78% of our revenue for the three- and nine-month periods ended September 27, 2020, and 72% and 74% of our revenue for the three- and nine-month periods ended September 29, 2019, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 23% and 22% of our revenue for the three- and nine-month periods ended September 27, 2020, and 28% and 26% of our revenue for the three- and nine-month periods ended September 29, 2019, respectively. The majority of our revenue recognized at a point in time is for the manufacture of business-jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On September 27, 2020, we had $81.5 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 45% of our remaining performance obligations as revenue by year-end 2021, an additional 30% by year-end 2023 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Revenue	$126	$95	$270	$263
Operating earnings	84	81	169	220
Diluted earnings per share	$0.23	$0.22	$0.46	$0.60

No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 27, 2020, or September 29, 2019.
Revenue by Category. Our portfolio of products and services consists of approximately 11,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Aircraft manufacturing and completions	$1,546	$1,972	$4,303	$5,304
Aircraft services	429	523	1,337	1,567
Total Aerospace	1,975	2,495	5,640	6,871
Military vehicles	1,179	1,137	3,428	3,361
Weapons systems, armament and munitions	496	474	1,444	1,336
Engineering and other services	126	129	391	338
Total Combat Systems	1,801	1,740	5,263	5,035
IT services	2,029	2,071	5,901	6,398
Total Information Technology	2,029	2,071	5,901	6,398
C4ISR solutions	1,221	1,220	3,518	3,655
Total Mission Systems	1,221	1,220	3,518	3,655
Nuclear-powered submarines	1,704	1,567	4,972	4,482
Surface ships	461	402	1,433	1,376
Repair and other services	240	266	717	760
Total Marine Systems	2,405	2,235	7,122	6,618
Total revenue	$9,431	$9,761	$27,444	$28,577

Revenue by contract type was as follows:

Three Months Ended September 27, 2020	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$1,821	$1,552	$806	$694	$1,641	$6,514
Cost-reimbursement	—	231	846	478	763	2,318
Time-and-materials	154	18	377	49	1	599
Total revenue	$1,975	$1,801	$2,029	$1,221	$2,405	$9,431
Three Months Ended September 29, 2019
Fixed-price	$2,306	$1,501	$824	$719	$1,517	$6,867
Cost-reimbursement	—	230	838	458	716	2,242
Time-and-materials	189	9	409	43	2	652
Total revenue	$2,495	$1,740	$2,071	$1,220	$2,235	$9,761

Nine Months Ended September 27, 2020	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
Fixed-price	$5,148	$4,524	$2,317	$1,976	$4,926	$18,891
Cost-reimbursement	—	690	2,539	1,403	2,188	6,820
Time-and-materials	492	49	1,045	139	8	1,733
Total revenue	$5,640	$5,263	$5,901	$3,518	$7,122	$27,444
Nine Months Ended September 29, 2019
Fixed-price	$6,271	$4,344	$2,620	$2,122	$4,508	$19,865
Cost-reimbursement	—	662	2,537	1,405	2,101	6,705
Time-and-materials	600	29	1,241	128	9	2,007
Total revenue	$6,871	$5,035	$6,398	$3,655	$6,618	$28,577
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

Revenue by customer was as follows:

Three Months Ended September 27, 2020	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
DoD	$41	$942	$882	$941	$2,333	$5,139
Non-DoD	—	3	1,088	112	1	1,204
Foreign Military Sales (FMS)	23	87	3	5	51	169
Total U.S. government	64	1,032	1,973	1,058	2,385	6,512
U.S. commercial	1,123	76	51	13	17	1,280
Non-U.S. government	59	678	5	134	2	878
Non-U.S. commercial	729	15	—	16	1	761
Total revenue	$1,975	$1,801	$2,029	$1,221	$2,405	$9,431
Three Months Ended September 29, 2019
U.S. government:
DoD	$87	$931	$875	$861	$2,157	$4,911
Non-DoD	—	3	1,141	135	—	1,279
FMS	18	58	3	12	43	134
Total U.S. government	105	992	2,019	1,008	2,200	6,324
U.S. commercial	1,365	62	52	33	31	1,543
Non-U.S. government	77	663	—	145	3	888
Non-U.S. commercial	948	23	—	34	1	1,006
Total revenue	$2,495	$1,740	$2,071	$1,220	$2,235	$9,761

Nine Months Ended September 27, 2020	Aerospace	Combat Systems	Information Technology	Mission Systems	Marine Systems	Total Revenue
U.S. government:
DoD	$254	$2,760	$2,556	$2,599	$6,882	$15,051
Non-DoD	—	9	3,196	335	3	3,543
FMS	93	275	11	23	151	553
Total U.S. government	347	3,044	5,763	2,957	7,036	19,147
U.S. commercial	2,935	217	138	73	77	3,440
Non-U.S. government	133	1,959	—	403	7	2,502
Non-U.S. commercial	2,225	43	—	85	2	2,355
Total revenue	$5,640	$5,263	$5,901	$3,518	$7,122	$27,444
Nine Months Ended September 29, 2019
U.S. government:
DoD	$262	$2,634	$2,725	$2,529	$6,375	$14,525
Non-DoD	—	9	3,511	403	1	3,924
FMS	47	227	12	33	134	453
Total U.S. government	309	2,870	6,248	2,965	6,510	18,902
U.S. commercial	3,820	171	137	107	97	4,332
Non-U.S. government	284	1,951	13	492	7	2,747
Non-U.S. commercial	2,458	43	—	91	4	2,596
Total revenue	$6,871	$5,035	$6,398	$3,655	$6,618	$28,577
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the nine-month period ended September 27, 2020, were not materially impacted by any other factors.
Revenue recognized for the three- and nine-month periods ended September 27, 2020, and September 29, 2019, that was included in the contract liability balance at the beginning of each year was $767 and $3.2 billion, and $1.1 billion and $4 billion, respectively. This revenue represented primarily the sale of business-jet aircraft.

D. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).

Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Basic weighted average shares outstanding	286,452	288,374	287,136	288,130
Dilutive effect of stock options and restricted stock/RSUs*	775	2,518	927	2,704
Diluted weighted average shares outstanding	287,227	290,892	288,063	290,834

* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 7,551 and 7,034 for the three- and nine-month periods ended September 27, 2020, and 5,270 and 4,899 for the three- and nine-month periods ended September 29, 2019, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on September 27, 2020, or December 31, 2019.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on September 27, 2020, and December 31, 2019, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	September 27, 2020
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$6	$6	$—	$6	$—
Available-for-sale debt securities	138	138	—	138	—
Equity securities	55	55	55	—	—
Other investments	9	9	—	—	9
Cash flow hedges	207	207	—	207	—
Measured at amortized cost:
Short- and long-term debt principal	(13,498)	(14,928)	—	(14,928)	—

	December 31, 2019
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$24	$24	$11	$13	$—
Available-for-sale debt securities	129	129	—	129	—
Equity securities	54	54	54	—	—
Other investments	4	4	—	—	4
Cash flow hedges	26	26	—	26	—
Measured at amortized cost:
Short- and long-term debt principal	(12,005)	(12,339)	—	(12,339)	—

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

F. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	September 27, 2020	December 31, 2019
Deferred tax asset	$34	$33
Deferred tax liability	(462)	(481)
Net deferred tax liability	$(428)	$(448)

Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2018 and is currently reviewing our 2019 tax year.

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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on September 27, 2020, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	September 27, 2020	December 31, 2019
Unbilled revenue	$33,244	$33,481
Advances and progress billings	(25,101)	(25,624)
Net unbilled receivables	$8,143	$7,857

On September 27, 2020, and December 31, 2019, net unbilled receivables included $2.5 billion and $2.9 billion, respectively, associated with a large international wheeled armored vehicle contract in our Combat Systems segment. We had experienced delays in payment under the contract in 2018 and 2019, which resulted in the large unbilled receivables balance. In March 2020, we finalized a new agreement with the customer that included a revised payment schedule. Under the new agreement, we received two $500 progress payments, one in each of the first and second quarters of 2020. Further progress payments will be due annually that will liquidate the net unbilled receivables balance over the next few years.

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

Inventories consisted of the following:

	September 27, 2020	December 31, 2019
Work in process	$4,550	$4,419
Raw materials	1,769	1,733
Finished goods	24	30
Pre-owned aircraft	59	124
Total inventories	$6,402	$6,306

I. DEBT
Debt consisted of the following:

		September 27, 2020	December 31, 2019
Fixed-rate notes due:	Interest rate:
May 2020	2.875%	$—	$2,000
May 2021	3.000%	2,000	2,000
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	—
May 2025	3.500%	750	750
August 2026	2.125%	500	500
April 2027	3.500%	750	—
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	—
April 2040	4.250%	750	—
November 2042	3.600%	500	500
April 2050	4.250%	750	—
Floating-rate notes due:
May 2020	3-month LIBOR + 0.29%	—	500
May 2021	3-month LIBOR + 0.38%	500	500
Other	Various	498	505
Total debt principal		13,498	12,005
Less unamortized debt issuance costs and discounts		126	75
Total debt		13,372	11,930
Less current portion		3,394	2,920
Long-term debt		$9,978	$9,010

In March 2020, we issued $4 billion of fixed-rate notes. The proceeds were used to repay $2.5 billion of fixed- and floating-rate notes that matured in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program. We also amended two of our credit facilities to, among other things, extend their expiration dates.
On September 27, 2020, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2021, a $2 billion multi-year facility expiring in March 2023 and a $1 billion multi-year facility expiring in March 2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on September 27, 2020.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	September 27, 2020	December 31, 2019

Salaries and wages	$1,064	$941
Workers’ compensation	316	306
Retirement benefits	292	296
Operating lease liabilities	268	252
Fair value of cash flow hedges	100	32
Other (a)	1,987	1,744
Total other current liabilities	$4,027	$3,571

Retirement benefits	$4,868	$5,172
Operating lease liabilities	1,151	1,251
Customer deposits on commercial contracts	865	709
Deferred income taxes	462	481
Other (b)	2,098	1,840
Total other liabilities	$9,444	$9,453
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

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management’s repurchase of outstanding shares of our common stock on the open market. On March 4, 2020, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the nine-month period ended September 27, 2020, we repurchased 3.4 million of our outstanding shares for $501. We did not repurchase any shares in the second and third quarters of 2020. On September 27, 2020, 13 million shares remained authorized by our board of directors for repurchase, representing 4.5% of our total shares outstanding. We repurchased 1.1 million shares for $184 in the nine-month period ended September 29, 2019.

Dividends per Share. Our board of directors declared dividends of $1.10 and $3.30 per share for the three- and nine-month periods ended September 27, 2020, and $1.02 and $3.06 per share for the three- and nine-month periods ended September 29, 2019, respectively. We paid cash dividends of $315 and $925 for the three- and nine-month periods ended September 27, 2020, and $295 and $858 for the three- and nine-month periods ended September 29, 2019, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains /(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2019	$2	$288	$(4,509)	$(4,219)
Other comprehensive income, pretax	181	60	218	459
Provision for income tax, net	(49)	—	(46)	(95)
Other comprehensive income, net of tax	132	60	172	364
September 27, 2020	$134	$348	$(4,337)	$(3,855)

December 31, 2018	$(71)	$102	$(3,809)	$(3,778)
Other comprehensive income, pretax	70	48	188	306
Provision for income tax, net	(17)	—	(42)	(59)
Other comprehensive income, net of tax	53	48	146	247
September 29, 2019	$(18)	$150	$(3,663)	$(3,531)

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On September 27, 2020, and December 31, 2019, we held $1.5 billion and $902 in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified supplemental executive retirement plans. On September 27, 2020, and December 31, 2019, we held marketable securities in trust of $199 and $207, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. We had notional forward exchange and interest rate swap contracts outstanding of $10 billion and $5 billion on September 27, 2020, and December 31, 2019, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note E for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and nine-month periods ended September 27, 2020, and September 29, 2019. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and nine-month periods ended September 27, 2020, and September 29, 2019, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on September 27, 2020, or December 31, 2019.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and nine-month periods ended September 27, 2020, or September 29, 2019. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the nine-month periods ended September 27, 2020, and September 29, 2019.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.2 billion on September 27, 2020. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of September 27, 2020, the estimated change in fair market values from the date of the commitments was not material.
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
The changes in the carrying amount of warranty liabilities for the nine-month periods ended September 27, 2020, and September 29, 2019, were as follows:

Nine Months Ended	September 27, 2020	September 29, 2019
Beginning balance	$619	$480
Warranty expense	72	84
Payments	(72)	(62)
Adjustments	39	(14)
Ending balance	$658	$488

N. RETIREMENT PLANS
We provide defined-contribution benefits to eligible employees, as well as some remaining defined-benefit pension and other post-retirement benefits.

Net periodic defined-benefit pension and other post-retirement benefit (credit) cost for the three- and nine-month periods ended September 27, 2020, and September 29, 2019, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Service cost	$29	$28	$2	$2
Interest cost	123	150	7	9
Expected return on plan assets	(234)	(228)	(9)	(9)
Recognized net actuarial loss (gain)	87	98	—	(2)
Amortization of prior service credit	(4)	(4)	(1)	(1)
Net periodic benefit cost (credit)	$1	$44	$(1)	$(1)
Nine Months Ended
Service cost	$88	$84	$7	$6
Interest cost	369	450	21	27
Expected return on plan assets	(703)	(684)	(27)	(27)
Recognized net actuarial loss (gain)	246	238	(2)	(6)
Amortization of prior service credit	(13)	(13)	(1)	(3)
Net periodic benefit (credit) cost	$(13)	$75	$(2)	$(3)

Based on changes in market conditions, we adjusted our assumptions for our non-qualified supplemental retirement plans in the third quarter of 2020 and the third quarter of 2019. As a result, both quarters reflect cumulative adjustments to recognize the resulting increases in expense.
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

Summary financial information for each of our segments follows:

	Revenue		Operating Earnings
Three Months Ended	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Aerospace	$1,975	$2,495	$283	$393
Combat Systems	1,801	1,740	270	264
Information Technology	2,029	2,071	146	146
Mission Systems	1,221	1,220	168	185
Marine Systems	2,405	2,235	223	209
Corporate	—	—	(6)	19
Total	$9,431	$9,761	$1,084	$1,216
Nine Months Ended
Aerospace	$5,640	$6,871	$682	$1,052
Combat Systems	5,263	5,035	732	712
Information Technology	5,901	6,398	379	456
Mission Systems	3,518	3,655	480	495
Marine Systems	7,122	6,618	607	586
Corporate	—	—	(14)	19
Total	$27,444	$28,577	$2,866	$3,320

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
The United States and some other governments have taken steps to respond to the outbreak and to support economic activity and liquidity in the capital markets. In the United States, the adoption of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) provides various forms of relief. The CARES Act includes provisions that allow agencies to reimburse contractors for payments to covered workers who are prevented from working due to COVID-19 facility closures or other restrictions; however, such reimbursement is subject to the availability of funds. These provisions of the CARES Act, which were scheduled to expire on September 30, 2020, have been extended through December 11, 2020. The CARES Act also allows for loans to companies. To date, we have not sought or accepted CARES Act loans. In late March 2020, the DoD increased progress payment rates and reduced retention rates on certain contracts to provide liquidity to federal contractors and their suppliers. We have in turn advanced payments across our supplier base to help maintain the health and liquidity of our supply chain. Outside of the United States, other governments have established various government workforce programs, which can support business continuity for our foreign operations. We continue to assess the benefits and limitations of the actions taken by the United States and other governments. See also Note A to the unaudited Consolidated Financial Statements in Part I, Item 1 for additional information about our use of estimates and other uncertainties.
Our U.S. government business has continued to experience some disruption from the COVID-19 pandemic, including reduced activities due to select customer site closures and limited access to sites, travel restrictions, slowdowns in the provision of materials from suppliers, and lower man-hours at manufacturing sites. Internationally, while government actions shut down some of our facilities in the second quarter, our defense business has largely returned to normal operations. Within our Aerospace segment, pandemic-related travel limitations resulted in lower demand for aircraft services due to reduced flight activity, and disrupted the aircraft sales process by limiting our ability to arrange demonstration flights and coordinate in-person access to customers. To de-risk elements of the supply chain and better align production with demand, we have reduced our aircraft production rate until such time that the marketplace supports future increases in production rates. Accordingly, we have adjusted staffing levels and taken other cost control measures. The Review of Operating Segments includes additional information on the third-quarter results for each of our segments.
We expect COVID-19 to continue to negatively impact our businesses, particularly Aerospace, until the large economies of the world recover from the effects of the pandemic. During this period, our priorities remain to provide a healthy and safe work environment for our employees; closely monitor, work with and support our supply chain; and continue to meet our customers’ demands. We believe the support by the DoD, and the U.S. government generally, of the defense industrial base has helped and will continue to help mitigate the effects of disruptions on our U.S. defense business. Our non-U.S. defense business will be impacted to varying degrees based on the response of the countries in which they operate.
In our Aerospace segment, as air travel resumes, we expect aircraft services volume to increase, but we could see some future aircraft deliveries delayed to the extent customers have difficulty traveling to take possession of their aircraft. In addition, should the global economy experience a significant extended downturn from the pandemic, demand for our aerospace products and services would likely be impacted. We will continue to assess further potential consequences to our employees, business, supply chain and customers, and take actions to mitigate adverse outcomes.
We took actions in the first nine months of 2020 to strengthen our liquidity and financial condition. In March 2020, we issued $4 billion of fixed-rate notes to repay $2.5 billion of fixed- and floating-rate notes that matured in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program. In addition to this long-term borrowing, we renewed our access to $5 billion of credit facilities. While part of our pre-COVID-19 planning, this liquidity preserves our financial flexibility during the pandemic. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short- and long-term liquidity needs.

U.S. GOVERNMENT BUDGET
With approximately 70% of our revenue from the U.S. government, government spending levels — particularly defense spending — influence our financial performance. As the start of the government’s new fiscal year (FY) approached, which began on October 1, 2020, the Congress had not passed the FY 2021 defense appropriations bill. On September 30, 2020, a continuing resolution (CR) was signed into law, providing funding for federal agencies at FY 2020 spending levels through December 11, 2020. When the government operates under a CR, all programs of record are funded at the prior year’s appropriated levels, and the DoD is proscribed from starting new programs. This could result in delayed revenue growth as programs that were expected to have increased funding levels continue to operate at the prior-year levels until the current year appropriations bill is passed. To prevent detrimental changes or delays to certain critical government programs, the CR included anomalies that provide funding flexibility and additional appropriations for these programs, including the Columbia-class submarine program. We do not anticipate that the current CR, or any subsequent extensions, will have a material impact on our results of operations, financial condition or cash flows.

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

CONSOLIDATED OVERVIEW

Three Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$9,431	$9,761	$(330)	(3.4)%
Operating costs and expenses	(8,347)	(8,545)	198	(2.3)%
Operating earnings	1,084	1,216	(132)	(10.9)%
Operating margin	11.5%	12.5%
Nine Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$27,444	$28,577	$(1,133)	(4.0)%
Operating costs and expenses	(24,578)	(25,257)	679	(2.7)%
Operating earnings	2,866	3,320	(454)	(13.7)%
Operating margin	10.4%	11.6%
Our consolidated revenue decreased in the third quarter and first nine months of 2020 due to fewer aircraft deliveries and lower aircraft service activity in our Aerospace segment. The first nine months of 2020 also reflected lower IT services volume in our Information Technology segment. These decreases were driven by the impact of the COVID-19 outbreak. Higher volume on the Virginia-class and Columbia-class submarine programs in our Marine Systems segment helped offset some of these decreases. The combined revenue of our defense businesses for the first nine months of 2020 was up approximately $100 compared with 2019.
Operating margin decreased in the third quarter and first nine months of 2020 due primarily to reduced aircraft deliveries and related severance charges in our Aerospace segment. Operating margin was also negatively impacted by COVID-related disruptions in our Information Technology segment, including a loss on a contract with a non-U.S. customer in the second quarter and non-fee-bearing cost reimbursements by the U.S. government authorized under Section 3610 of the CARES Act.
Consolidated revenue was up approximately 2% sequentially while operating earnings improved almost 30% over the second quarter on a 240 basis-point improvement in operating margin.

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
AEROSPACE

Three Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$1,975	$2,495	$(520)	(20.8)%
Operating earnings	283	393	(110)	(28.0)%
Operating margin	14.3%	15.8%
Gulfstream aircraft deliveries (in units)	32	38	(6)	(15.8)%
Nine Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$5,640	$6,871	$(1,231)	(17.9)%
Operating earnings	682	1,052	(370)	(35.2)%
Operating margin	12.1%	15.3%
Gulfstream aircraft deliveries (in units)	87	103	(16)	(15.5)%
Operating Results
The change in the Aerospace segment’s revenue in the third quarter and first nine months of 2020 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$(444)	$(1,032)
Aircraft services and completions	(76)	(199)
Total decrease	$(520)	$(1,231)
In the first nine months of 2020, quarantine and travel restrictions resulting from the COVID-19 outbreak had a significant impact on the segment’s results. In an effort to de-risk elements of the supply chain and better align production with demand, in April we reduced our aircraft production and delivery rates for the year. As a result, aircraft manufacturing revenue decreased in the third quarter and first nine months of 2020 due primarily to fewer deliveries of the ultra-large-cabin G650 aircraft. In addition, decreased flight activity due to the pandemic resulted in lower demand for maintenance work and reduced volume at our fixed-base operator (FBO) facilities in the third quarter and first nine months of 2020.

The change in the segment’s operating earnings in the third quarter and first nine months of 2020 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$(157)	$(438)
Aircraft services and completions	—	(30)
Restructuring charge	—	(42)
G&A/other expenses	47	140
Total decrease	$(110)	$(370)
Aircraft manufacturing operating earnings were down in the third quarter and first nine months of 2020 due to reduced aircraft production and delivery rates and a somewhat less favorable mix in aircraft deliveries. In the first nine months of 2020, operating earnings were also down in aircraft services and completions due to lower volume. Results during the first nine months were negatively impacted by restructuring actions taken to adjust the workforce size to the revised 2020 production levels. These decreases were offset partially by lower net G&A/other expenses, including reduced R&D expenses. Overall, R&D expenses have been trending downward with the completion of the G500 and G600 test programs. In total, the Aerospace segment’s operating margin decreased 150 basis points in the third quarter and 320 basis points in the first nine months of 2020 compared with prior-year periods.
The Aerospace segment’s operating earnings improved 78% in the third quarter compared with the second quarter of 2020 on stable revenue. As a result, the segment’s operating margin increased 620 basis points in the third quarter compared with the second quarter of 2020, reflecting a favorable aircraft delivery mix, increased aircraft services activity and lower operating costs following the restructuring actions and related charge taken in the second quarter.
COMBAT SYSTEMS

Three Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$1,801	$1,740	$61	3.5%
Operating earnings	270	264	6	2.3%
Operating margin	15.0%	15.2%
Nine Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$5,263	$5,035	$228	4.5%
Operating earnings	732	712	20	2.8%
Operating margin	13.9%	14.1%
Operating Results
The increase in the Combat Systems segment’s revenue in the third quarter and first nine months of 2020 consisted of the following:

	Third Quarter	Nine Months
Weapons systems and munitions	$31	$142
U.S. military vehicles	11	70
International military vehicles	19	16
Total increase	$61	$228

Revenue was up in our weapons systems and munitions business in the third quarter and first nine months of 2020 driven by increased production of artillery and missile subcomponents. Also in the first nine months of 2020, revenue from U.S. military vehicles increased due primarily to higher volume on the U.S. Army’s Abrams tank program. Revenue from international military vehicles increased in the third quarter and first nine months of 2020 due to higher volume on a contract to produce armored combat support vehicles (ACSVs) for the Canadian government and the British Army’s AJAX armored fighting vehicle program, offset partially by lower volume on Piranha wheeled armored vehicle programs.
The Combat Systems segment’s operating margin decreased 20 basis points in the third quarter and first nine months of 2020 driven largely by contract mix. The segment’s operating margin in 2020 was also impacted by the government-mandated closure during the second quarter of our Spanish manufacturing facilities.
INFORMATION TECHNOLOGY

Three Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$2,029	$2,071	$(42)	(2.0)%
Operating earnings	146	146	—	—%
Operating margin	7.2%	7.0%
Nine Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$5,901	$6,398	$(497)	(7.8)%
Operating earnings	379	456	(77)	(16.9)%
Operating margin	6.4%	7.1%
Operating Results
The change in the Information Technology segment’s revenue in the third quarter and first nine months of 2020 consisted of the following:

	Third Quarter	Nine Months
Intelligence and homeland security	$(2)	$(234)
Defense	6	(134)
Federal civilian	(46)	(129)
Total decrease	$(42)	$(497)
In the first nine months of 2020, revenue was down across the Information Technology segment due to the partial closure of some customer sites to all but mission critical personnel and a lower level of customer and program activity as a result of the COVID-19 outbreak. Revenue was also lower due to the exit of non-core lines of business in 2019.
The Information Technology segment’s operating margin increased 20 basis points in the third quarter of 2020 due to a charge recorded in the third quarter of 2019 as we exited a non-core line of business. Operating margin decreased 70 basis points in the first nine months of 2020 due to COVID-related impacts, including customer reimbursement of idle workforce cost at zero fee and an approximate $40 loss recognized in the second quarter on a contract with a non-U.S. customer from schedule delays caused by COVID travel restrictions.

Revenue in the Information Technology segment grew 7.7% from the second quarter to the third quarter of 2020, and margins increased 280 basis points, reflecting the ramp up of new programs, higher volume on several existing programs, the international contract loss in the second quarter and a reduced pandemic impact as our customers begin to reopen and continue to reconstitute their workforces.
MISSION SYSTEMS

Three Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$1,221	$1,220	$1	0.1%
Operating earnings	168	185	(17)	(9.2)%
Operating margin	13.8%	15.2%
Nine Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$3,518	$3,655	$(137)	(3.7)%
Operating earnings	480	495	(15)	(3.0)%
Operating margin	13.6%	13.5%
Operating Results
The change in the Mission Systems segment’s revenue in the third quarter and first nine months of 2020 consisted of the following:

	Third Quarter	Nine Months
Ground systems and products	$(52)	$(159)
Space, intelligence and cyber systems	7	(18)
Naval, air and electronic systems	46	40
Total increase (decrease)	$1	$(137)
Revenue in our ground systems and products business was down in the third quarter and first nine months of 2020 due to the sale of a satellite communications business in the second quarter and volume timing, particularly on a mobile communications network program. These decreases were offset partially by increased volume on programs supporting the U.S. Navy’s submarine platforms in our naval, air and electronic systems business.
The Mission Systems segment’s operating margin decreased 140 basis points in the third quarter of 2020 and increased 10 basis points in the first nine months of 2020 due to program mix.
MARINE SYSTEMS

Three Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$2,405	$2,235	$170	7.6%
Operating earnings	223	209	14	6.7%
Operating margin	9.3%	9.4%
Nine Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$7,122	$6,618	$504	7.6%
Operating earnings	607	586	21	3.6%
Operating margin	8.5%	8.9%

Operating Results
The increase in the Marine Systems segment’s revenue in the third quarter and first nine months of 2020 consisted of the following:

	Third Quarter	Nine Months
U.S. Navy ship construction	$195	$478
U.S. Navy ship engineering, repair and other services	(12)	50
Commercial ship construction	(13)	(24)
Total increase	$170	$504
Revenue from U.S. Navy ship construction was up in the third quarter and first nine months of 2020 due to increased volume on the Virginia-class and Columbia-class submarine programs. The Marine Systems segment’s operating margin decreased 10 basis points in the third quarter of 2020 and 40 basis points in the first nine months of 2020 due to a shift in mix.
CORPORATE
Corporate operating results consisted of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Operating (expense) income	$(6)	$19	$(14)	$19
Corporate operating results have two primary components: pension and other post-retirement benefit income, and equity-based compensation expense. We are required to report the non-service cost components of pension and other post-retirement benefit cost (e.g., interest cost) in other income (expense) in the Consolidated Statement of Earnings. In our defense segments, pension and other post-retirement benefit costs are recoverable contract costs. Therefore, the non-service cost components are included in the operating results of these segments, but an offset is reported in Corporate. This amount decreased in the first nine months of 2020 compared with the first nine months of 2019, resulting in a lower offset to Corporate costs.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$5,454	$5,789	$(335)	(5.8)%
Operating costs	(4,452)	(4,640)	188	(4.1)%
Nine Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$15,849	$16,441	$(592)	(3.6)%
Operating costs	(13,038)	(13,217)	179	(1.4)%

The change in product revenue in the third quarter and first nine months of 2020 consisted of the following:

	Third Quarter	Nine Months
Aircraft manufacturing	$(444)	$(1,032)
Ship construction	182	454
Other, net	(73)	(14)
Total decrease	$(335)	$(592)
In the third quarter and first nine months of 2020, aircraft manufacturing revenue decreased due to the reduced production and delivery rates caused by the COVID-19 outbreak. These decreases were offset partially by increased volume on the Virginia-class and Columbia-class submarine programs. In the third quarter and first nine months of 2020, product operating costs decreased at a lower rate than revenue due primarily to the shift in mix of Gulfstream aircraft deliveries.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$3,977	$3,972	$5	0.1%
Operating costs	(3,384)	(3,333)	(51)	1.5%
Nine Months Ended	September 27, 2020	September 29, 2019	Variance
Revenue	$11,595	$12,136	$(541)	(4.5)%
Operating costs	(9,931)	(10,258)	327	(3.2)%
The change in service revenue in the third quarter and first nine months of 2020 consisted of the following:

	Third Quarter	Nine Months
IT services	$(42)	$(497)
Other, net	47	(44)
Total increase (decrease)	$5	$(541)
In the third quarter and first nine months of 2020, IT services revenue decreased due to the partial closure of some customer sites to all but mission critical personnel and a lower level of customer and program activity as a result of the COVID-19 outbreak. In the first nine months of 2020, the primary driver of the decrease in service operating costs was the change in volume of IT services described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 5.9% in the first nine months of 2020 compared with 6.2% in the first nine months of 2019.
INTEREST, NET
Net interest expense was $357 in the first nine months of 2020 compared with $350 in the prior-year period. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.

OTHER, NET
Net other income was $44 in the first nine months of 2020 compared with $18 in the first nine months of 2019. These amounts represent primarily the non-service cost components of pension and other post-retirement benefits, which were net income items in both periods.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 15.2% in the first nine months of 2020 compared with 17.5% in the prior-year period. The decrease is due to a variety of factors, including lower taxes on international income and higher research tax credits.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $81.5 billion at the end of the third quarter of 2020 compared with $82.7 billion on June 28, 2020. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note C to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $131.9 billion on September 27, 2020.
The following table details the backlog and estimated potential contract value of each segment at the end of the third and second quarters of 2020:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	September 27, 2020
Aerospace	$11,640	$324	$11,964	$2,888	$14,852
Combat Systems	14,511	200	14,711	6,593	21,304
Information Technology	5,558	3,411	8,969	18,925	27,894
Mission Systems	4,554	240	4,794	7,317	12,111
Marine Systems	23,958	17,124	41,082	14,666	55,748
Total	$60,221	$21,299	$81,520	$50,389	$131,909

	June 28, 2020
Aerospace	$11,874	$239	$12,113	$2,834	$14,947
Combat Systems	13,863	242	14,105	6,399	20,504
Information Technology	5,464	3,463	8,927	18,392	27,319
Mission Systems	4,856	185	5,041	7,510	12,551
Marine Systems	25,118	17,365	42,483	14,441	56,924
Total	$61,175	$21,494	$82,669	$49,576	$132,245

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the third quarter of 2020 with backlog of $12 billion. Following reduced order activity in the first half of 2020 due to the

COVID-19 outbreak, the third quarter of 2020 reflected improving demand for Gulfstream aircraft. The segment’s book-to-bill ratio (orders divided by revenue) was 0.9-to-1 in the third quarter of 2020 and 1.1-to-1 over the trailing 12 months.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On September 27, 2020, estimated potential contract value in the Aerospace segment was $2.9 billion.

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
Total backlog in our defense segments was $69.6 billion on September 27, 2020. The Information Technology and Marine Systems segments each achieved a book-to-bill ratio of 1-to-1 or greater over the trailing 12 months. Estimated potential contract value in our defense segments was $47.5 billion on September 27, 2020. We received the following significant contract awards during the third quarter of 2020:
Combat Systems:

•	$870 to deliver 8x8 wheeled combat vehicles, maintenance and life cycle support to the Spanish Ministry of Defense.

•	An IDIQ contract to produce Small Multipurpose Equipment Transport (SMET) vehicles for the U.S. Army. The contract has a maximum potential value of $250.

•	$125 from the Army for various munitions and ordnance.

•	$55 from the U.S. Navy to produce gun systems for the F-35 Joint Strike Fighter.

•	$35 from the Army for the production of Improved Fire Control Electronics Units (IFCEUs) and Improved Commanders Display Units (ICDUs) for the Abrams tank program.
Information Technology:

•	$65 to provide enterprise information technology and cybersecurity services and solutions for the DoD. The contract has a maximum potential value of $760.

•	$70 to provide command, control and communications capabilities for the DoD. The contract has a maximum potential value of $365.

•
$50 from the U.S. Department of Health and Human Services Centers for Medicare and Medicaid Services (CMS) to provide cloud services and software tools. The contract has a maximum potential value of $240.

•	$145 for several key contracts to provide intelligence services to classified customers.

•	$110 to provide design, development, testing, installation, maintenance, logistics support and modernization services for Navy airborne and shipboard platforms.

•	$95 to provide logistics, sustainment and maintenance support services for the Army.

•	$50 from the U.S. Department of Veterans Affairs under the Veterans Intake, Conversion and Communications Services (VICCS) program to modernize benefits claims processing.
Mission Systems:

•	$140 for several key contracts for classified customers.

•	$95 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.

•	$35 from the Army to provide continued software support and engineering for the Warfighter Information Network-Tactical (WIN-T) Increment 2 program.
Marine Systems:

•
$240 from the Navy to provide maintenance and repair services for the Arleigh Burke-class guided-missile destroyer, Independence-class Littoral Combat Ship (LCS), Ticonderoga-class guided-missile cruiser and Wasp-class amphibious assault ship programs.

•	$155 from the Navy for Advanced Nuclear Plant Studies (ANPS) in support of various submarine programs.

•	$115 from the Navy for maintenance and modernization work on the USS Hartford, a Los Angeles-class attack submarine.

•	$35 from the Navy for the Expeditionary Sea Base (ESB) auxiliary support ship program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the third quarter of 2020 with a cash balance of $1.5 billion compared with $902 at the end of 2019. Our net debt position, defined as debt less cash and equivalents and marketable securities, was $11.9 billion at the end of the third quarter of 2020.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first nine months of 2020 and 2019, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.

OPERATING ACTIVITIES
Cash provided by operating activities was $1.3 billion in the first nine months of 2020 compared with $587 in the same period in 2019. The primary driver of cash inflows in both periods was net earnings. However, cash flows in both periods were affected negatively by growth in operating working capital (OWC) in our Aerospace segment due to our position in the development and production cycles of our Gulfstream aircraft models. We had anticipated this OWC growth to begin reversing in 2020, but the impact of COVID-19 on our production and delivery rates has delayed this recovery. Cash flows in the first nine months of 2019 were also affected negatively by growth in OWC in our Combat Systems segment due to the timing of payments on a large international wheeled armored vehicle contract. For additional information about the unbilled receivables balance and activity associated with this contract, see Note G to the unaudited Consolidated Financial Statements in Part I, Item 1.

INVESTING ACTIVITIES
Cash used for investing activities was $589 in the first nine months of 2020 compared with $604 in the same period in 2019. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $622 in the first nine months of 2020 compared with $606 in the same period in 2019.

FINANCING ACTIVITIES
Cash used by financing activities was $100 in the first nine months of 2020 compared with cash provided of $65 in the same period in 2019. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and employee stock option exercises. Our financing activities also include repurchases of common stock, payment of dividends and debt repayments.
On March 4, 2020, our board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the first nine months of 2020, we repurchased 3.4 million of our outstanding shares for $501. We did not repurchase any shares in the second and third quarters of 2020. On September 27, 2020, 13 million shares remained authorized by our board of directors for repurchase, representing 4.5% of our total shares outstanding. We repurchased 1.1 million shares for $184 in the first nine months of 2019.
On March 4, 2020, our board of directors declared an increased quarterly dividend of $1.10 per share, the 23rd consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.02 per share in March 2019. Cash dividends paid were $925 in the first nine months of 2020 compared with $858 in the same period in 2019.
In March 2020, we issued $4 billion of fixed-rate notes. The proceeds were used to repay $2.5 billion of fixed- and floating-rate notes that matured in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program.
Fixed- and floating-rate notes totaling $2.5 billion mature in May 2021, and an additional $500 of fixed-rate notes mature in July 2021. As we approach the maturity dates of this debt, we plan to repay these notes using a combination of cash on hand and the issuance of commercial paper. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, and our credit facilities, see Note I to the unaudited Consolidated Financial Statements in Part 1, Item 1.

On September 27, 2020, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.

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

Nine Months Ended	September 27, 2020	September 29, 2019
Net cash provided by operating activities	$1,296	$587
Capital expenditures	(622)	(606)
Free cash flow from operations	$674	$(19)
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	60%	24%
Free cash flow from operations	31%	(1)%

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
Revenue. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. Our estimates at the end of the third quarter included impacts from the disruptions caused by COVID-19. Given the uncertainties around the pandemic, including its duration and potential future disruptions to our supply chain or workforce, it is reasonably possible that the actual impact of the pandemic on contract costs could be materially different than our current estimates. The United States and other governments have taken steps to provide relief. Where our customer has agreed to reimburse certain costs, such as provided for by the CARES Act, we have included those recoveries in our estimates of revenue. To the extent the U.S. government provides for reimbursement of additional costs through legislation and the DoD has available funds, we will seek reimbursement as appropriate.
We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $84 ($0.23) and $169 ($0.46) for the three- and nine-month periods ended September 27, 2020, and $81 ($0.22) and $220 ($0.60) for the three- and nine-month periods ended September 29, 2019, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and nine-month periods ended September 27, 2020, or September 29, 2019.
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
STATEMENT OF EARNINGS INFORMATION

Nine Months Ended	September 27, 2020
Revenue	$9,401
Operating costs and expenses, excluding G&A	(8,039)
Net Earnings	478

BALANCE SHEET INFORMATION

	September 27, 2020	December 31, 2019
Cash and equivalents	$752	$606
Other current assets	2,547	2,367
Noncurrent assets	2,849	2,549
Total assets	$6,148	$5,522

Short-term debt and current portion of long-term debt	$2,996	$2,497
Other current liabilities	2,822	2,642
Long-term debt	9,917	8,965
Other noncurrent liabilities	5,352	5,665
Total liabilities	$21,087	$19,769
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 27, 2020. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on September 27, 2020, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our third-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share
Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
6/29/20-7/26/20	173	$148.96
7/27/20-8/23/20	509	146.84
8/24/20-9/27/20	601	150.27
	1,283	$148.73
* Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
On March 4, 2020, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding common stock on the open market. We did not repurchase any shares in the third quarter of 2020. On September 27, 2020, 13 million shares remained authorized by our board of directors for repurchase.
We did not make any unregistered sales of equity securities in the third quarter of 2020.

ITEM 6. EXHIBITS

22	Subsidiary Guarantors (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended June 28, 2020, filed with the Commission July 29, 2020)

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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
Dated: October 28, 2020