Form 10-K
period 2020-12-31
GENERAL DYNAMICS CORP
filed 2021-02-09
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[☑] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _✓_ No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No _✓_
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _✓_ No ___
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes _✓_ No ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer _✓_ Accelerated filer ___ Non-accelerated filer ___ Smaller reporting company ___☐ Emerging growth company ___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes _✓_ ☑ No ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _✓_☐☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $36,917,915,083 as of June 28, 2020 (based on the closing price of the shares on the New York Stock Exchange).
286,264,679 shares of the registrant’s common stock, $1 par value per share, were outstanding on January 31, 2021.
DOCUMENTS INCORPORATED BY REFERENCE:
Part III incorporates by reference information from certain portions of the registrant’s definitive proxy statement for the 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

PART I

ITEM 1. BUSINESS
(Dollars in millions, except per-share amounts or unless otherwise noted)

BUSINESS OVERVIEW
General Dynamics is a global aerospace and defense company that specializes in high-end design, engineering and manufacturing to deliver state-of-the-art solutions to our customers. We offer a broad portfolio of products and services in business aviation; ship construction and repair; land combat vehicles, weapons systems and munitions; and technology products and services. Our leadership positions in attractive business aviation and defense markets enable us to deliver superior and enduring shareholder returns.
Our company consists of 10 business units, which are organized into four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments. To optimize its market focus, customer intimacy, agility and operating expertise, each business unit is responsible for the development and execution of its strategy and operating results. This structure allows for a lean corporate function, which sets the overall strategy and governance for the company and is responsible for allocating and deploying capital.
Our business units seek to deliver superior operating results by endeavoring to build industry-leading franchises. To achieve this goal, we invest in advanced technologies, pursue a culture of continuous improvement, and strive to be the low-cost, high-quality provider in each of our markets. The result is long-term value creation measured by strong earnings and cash flow and an attractive return on capital.
Over the past eight years, we have invested nearly $20 billion to create, renew or expand our portfolio of products and services across our businesses to drive long-term growth and shareholder value creation. This includes product development investments in Aerospace to bring to market an all-new lineup of business jet aircraft, capital investments in Marine Systems to support significant growth in U.S. Navy ship and submarine construction plans over the next two decades, development of next-generation platforms and technologies to meet customers’ emerging requirements in Combat Systems, and strategic acquisitions to achieve critical mass and build out a complete spectrum of solutions for our Technologies customers.
Following is additional information on each of our operating segments. For a supplemental discussion of segment performance and backlog, see Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7.
AEROSPACE
Our Aerospace segment is recognized as a leading producer of business jets and the standard bearer in aircraft repair, support and completion services. The segment consists of our Gulfstream and Jet Aviation business units. We have earned our reputation through:
•superior aircraft design, quality, performance, safety and reliability;
•technologically advanced flight deck and cabin systems; and
•industry-leading customer support.

We believe the key to long-term value creation in the business jet industry is steady investment in new aircraft models and technologies and in customer service capabilities. As a result, since we acquired Gulfstream over 20 years ago, we have made significant investments in research and development (R&D), state-of-the-art manufacturing facilities, and maintenance and support through a combination of product development efforts, capital expansion and the acquisition of Jet Aviation’s global support network.
We are committed to continual investment in R&D to create new aircraft that consistently broaden customer offerings while raising the bar for safety and performance. The result is the unprecedented development of an all-new lineup of the most technologically advanced business jet aircraft in the world. These aircraft offer industry-leading cabin, cockpit and safety technologies and the longest ranges at the fastest speeds in their respective classes.
The following represents Gulfstream’s current product line, along with the maximum range, maximum speed and cabin length (excluding baggage) for each aircraft:

G700

7,500 nautical miles
Mach 0.925
56 feet, 11 inches

G650ER

7,500 nautical miles
Mach 0.925
46 feet, 10 inches

G650

7,000 nautical miles
Mach 0.925
46 feet, 10 inches

G600

6,600 nautical miles
Mach 0.925
45 feet, 2 inches

G500

5,300 nautical miles
Mach 0.925
41 feet, 6 inches

G280

3,600 nautical miles
Mach 0.85
25 feet, 10 inches

Note: *Range subject to multiple variables*

The most recent additions to the Gulfstream fleet are two new large-cabin aircraft, the G500 and G600, which entered service in 2018 and 2019, respectively. These clean-sheet (i.e., all-new) aircraft replace the G450 and G550 models, which have a combined installed base of more than 1,650 aircraft around the world. Our investment included development of a new wing, new avionics, new fuselage and new ergonomically designed larger interiors, as well as systems and technologies to improve the manufacturing process and quality of the platform. As a result, the G500 and G600 are faster, more fuel efficient and have greater cabin volume, more range and improved flight controls compared with the aircraft they are replacing. At year-end 2020, cumulative deliveries for the two new aircraft totaled almost 100.
The next model to join the Gulfstream lineup is the ultra-long-range, ultra-large-cabin G700. It combines our most spacious cabin with our advanced Symmetry Flight Deck and the superior high-

speed performance of all-new engines to create best-in-class capabilities. Gulfstream is in the process of flight testing and certification of the G700, which we expect to enter service in the fourth quarter of 2022.
The ultra-long-range, ultra-large-cabin G650 and G650ER continue to generate significant customer interest, with more than 430 aircraft of this family currently operating in 50 countries. Since the first G650 entered service in 2012, its capabilities and reliability have led to significant sales and expansion of our installed base around the globe. Gulfstream’s current product line holds more than 300 city-pair speed records, more than any other business jet manufacturer, led by the G650ER, which holds the National Aeronautic Association’s polar and westbound around-the-world speed records.
Our disciplined and consistent approach to new product development allows us to repeatedly introduce first-to-market capabilities that set industry standards for safety, performance, quality, speed and comfort. Product enhancement and development efforts include initiatives in advanced avionics, composites, flight-control and vision systems, acoustics, and cabin technologies.
Gulfstream designs, develops and manufactures aircraft in Savannah, Georgia, including all large-cabin models. The mid-cabin G280 is assembled by a non-U.S. partner. All models are outfitted in Gulfstream’s U.S. facilities. In support of Gulfstream’s growing aircraft portfolio and customer base, we have invested in our facilities and operations. At our Savannah campus, we added new purpose-built manufacturing facilities, increased aircraft service capacity, and opened a customer-support distribution center and a dedicated R&D campus.
We offer comprehensive support for the more than 2,900 Gulfstream aircraft in service around the world and operate the largest factory-owned service network in the industry. We continue to invest in these maintenance, repair and overhaul (MRO) facilities and inventory to accommodate fleet growth. We also operate a 24/7 year-round customer support center and offer on-call Gulfstream aircraft technicians ready to deploy around the world for customer service requirements under our Field and Airborne Support Team (FAST) rapid-response unit.
In addition to expanding the reach of Gulfstream’s aircraft maintenance network outside the United States, Jet Aviation provides a comprehensive suite of innovative aircraft services for aircraft owners and operators around the world. With approximately 50 locations throughout North America, Europe, the Middle East and the Asia-Pacific region, our offerings include maintenance, aircraft management, charter, staffing and fixed-base operator (FBO) services.
Jet Aviation manages nearly 300 business aircraft globally on behalf of individuals and corporate owners. We operate a leading global FBO network and support all aircraft types with the full-range of maintenance services, including 24/7 global aircraft-on-ground support. We also operate one of the world’s largest custom completion and refurbishment centers for both narrow- and wide-body aircraft and perform modifications, upgrades and lifecycle sustainment support for various government fleets. We continue to grow our global footprint through acquisitions, expansions and significant renovations in key business-aviation markets.

The following map demonstrates the broad reach of our combined Gulfstream and Jet Aviation services network, including authorized service centers:
The Aerospace segment is committed to sustainability and the reduction of aviation’s carbon footprint. In support of this strategy, Gulfstream and Jet Aviation offer sustainable aviation fuel through our combined services network and lead the industry in total gallons supplied to the business jet market. Furthermore, we offer carbon offset credits to our customers, enabling them to operate aircraft on a carbon-neutral basis.
Revenue for the Aerospace segment was 21% of our consolidated revenue in 2020, 25% in 2019 and 23% in 2018. Revenue by major products and services was as follows:

Year Ended December 31	2020	2019	2018
Aircraft manufacturing	$6,115	$7,541	$6,262
Aircraft services and completions	1,960	2,260	2,193
Total Aerospace	$8,075	$9,801	$8,455
MARINE SYSTEMS
Our Marine Systems segment is the leading designer and builder of nuclear-powered submarines and a leader in surface combatants and auxiliary ship design and construction for the U.S. Navy. We also provide maintenance, modernization and lifecycle support services for Navy ships and maintain the most sophisticated marine engineering expertise in the world to support future capabilities. Our ability to design, build and maintain our nation’s most technologically sophisticated warships is a critical element of the U.S. defense industrial base. In addition to Navy ships, we design and build ocean-going Jones

Act ships for commercial customers. Marine Systems consists of three business units — Electric Boat, Bath Iron Works and NASSCO.
In support of our Navy customer’s significant increase in demand for submarines and surface ships, we are making substantial investments to expand our facilities, grow and train our workforce, and support our supply chain, particularly in our submarine business. The resulting increase in capacity and capabilities will support the unprecedented growth expected in our shipbuilding business, especially submarines, for the next two decades.
Electric Boat is the prime contractor and lead shipyard on all Navy nuclear-powered submarine programs. The business is responsible for all aspects of design and engineering and leads the construction of both the Virginia-class attack submarine and the Columbia-class ballistic-missile submarine.
The Navy procures Virginia-class submarines in multi-boat blocks, currently at a two-per-year construction rate. We are currently working on Blocks IV and V in the program, with 18 Virginia-class submarines in our backlog scheduled for delivery through 2029. Eight of the boats in Block V include the Virginia Payload Module (VPM), an 84-foot Electric Boat-designed-and-built hull section that adds four additional payload tubes, more than tripling the strike capacity of these submarines and providing unique capabilities to support special missions.
The Navy’s Columbia-class ballistic-missile submarine is a 12-boat program that the Navy considers its top priority. These submarines will provide strategic deterrent capabilities for decades, with the first boat delivering in 2027 to begin replacement of the current Ohio-class ballistic-missile submarine fleet as it reaches the end of its service life. Construction is scheduled to continue for two decades, and the value of the Navy’s program of record is in excess of $110 billion. To mitigate risk, the submarine’s design was more than 80% complete at the time we began construction of the first boat, nearly twice as mature as any other Navy submarine program at the start of construction.
We are investing $1.8 billion of capital in expanded and modernized facilities at Electric Boat to support the growth in submarine construction. Our expenditures peaked in 2020, and we will have completed a majority of these investments by the end of 2021. Equal to the commitment of capital is our commitment to our workforce, which is on track to grow approximately 30% over the next decade, particularly in support of Columbia-class production. To reach our objective, we continue to invest in the training and tools necessary for our employees to be prepared to deliver these next-generation submarines to the Navy on time and on budget. We are also working with our network of more than 3,000 suppliers — mostly small businesses — to provide for concurrent production of the two submarine programs.
Bath Iron Works builds the Arleigh Burke-class (DDG-51) guided-missile destroyers and manages modernization and lifecycle support for the class. We have a total of 11 ships in backlog scheduled for delivery through 2027. Bath Iron Works is also the hull, mechanical and electrical (HM&E) prime contractor and lifecycle support provider for the Zumwalt-class (DDG-1000) guided-missile destroyer program. We expect to complete our work on the third and final ship of this class in 2021.
NASSCO specializes in Navy auxiliary and support ships and is currently building the Expeditionary Sea Base (ESB), which serves as a forward-staging base, and the John Lewis-class (T-AO-205) fleet replenishment oiler. Work on the two ESBs in backlog will continue into 2024, while the initial ships in the T-AO-205 program have deliveries planned into 2025. NASSCO has also designed and built crude oil and product tankers and container and cargo ships for commercial customers, satisfying Jones Act requirements that ships carrying cargo between U.S. ports be built in U.S. shipyards.
On December 31, 2020, backlog for our major ship construction programs and the scheduled final delivery date of ships currently in backlog were as follows:

Virginia-class submarine
$23.2 billion (18 ships)
2029
Columbia-class submarine
$14.7 billion* (first 2 ships)
2029
Arleigh Burke-class (DDG-51) destroyer
$6.5 billion (11 ships)
2027
John Lewis-class (T-AO-205) fleet replenishment oiler
$1.9 billion (6 ships)
2025
Expeditionary Sea Base (ESB) auxiliary support ship
$0.8 billion (2 ships)
2024

Includes both engineering and construction

In addition to design and construction activities, our Marine Systems segment provides comprehensive post-delivery services to extend the service life of these and other Navy ships. NASSCO conducts full-service maintenance and surface-ship repair operations in Navy fleet concentration areas in San Diego, California; Norfolk, Virginia; Mayport, Florida; and Bremerton, Washington. Electric Boat provides submarine maintenance and modernization services in a variety of U.S. locations, and Bath Iron Works provides lifecycle support services for Navy surface ships in both U.S. and overseas ports. In support of allied navies, we offer program management, planning, engineering and design support for submarine and surface-ship construction programs.
Revenue for the Marine Systems segment was 26% of our consolidated revenue in 2020, 23% in 2019 and 24% in 2018. Revenue by major products and services was as follows:

Year Ended December 31	2020	2019	2018
Nuclear-powered submarines	$6,938	$6,254	$5,712
Surface ships	2,055	1,912	1,872
Repair and other services	986	1,017	918
Total Marine Systems	$9,979	$9,183	$8,502

COMBAT SYSTEMS
Our Combat Systems segment is a premier manufacturer and integrator of land combat solutions worldwide, including wheeled and tracked combat vehicles, weapons systems and munitions. The segment consists of three business units — Land Systems, European Land Systems (ELS), and Ordnance and Tactical Systems (OTS).
Combat Systems creates long-term value through operational excellence — high-quality, on-schedule and on-budget performance — combined with investments in innovative technologies that modernize existing platforms and develop next-generation capabilities to meet our customers’ rapidly evolving requirements. We maintain our market-leading position by focusing on innovation, affordability and speed to market to deliver increased survivability, performance and lethality on the battlefield. Our large installed base of wheeled and tracked vehicles around the world and expertise gained from research, engineering and production programs position us well for modernization programs, support and sustainment services, and future development programs.
Land Systems is the sole-source producer of two foundational products central to the U.S. Army’s warfighting capabilities — the M1A2 Abrams main battle tank and Stryker wheeled combat vehicle. Both of these platforms are critical to the multi-domain, joint war fight envisioned on the battlefield of the future.
We are maximizing the effectiveness and lethality of the Army’s tank fleet with next-generation Abrams upgrades, providing technological advancements in communications, power generation, fuel efficiency, optics and armor. Even as we are delivering this modernized platform, we are developing additional advanced capabilities for the Abrams tank, including incorporating next-generation electronic architecture technology that will allow this platform to adapt and incorporate transformative capabilities into the future. We are also upgrading Abrams tanks for several non-U.S. partners.
The Stryker is an eight-wheeled, medium-weight combat vehicle that combines lethality, mobility, survivability and stealth. Land Systems continues to develop upgrades and enhancements to this highly versatile and combat-proven platform to address the Army’s evolving operational needs. We are fielding a new generation Stryker that includes the double-V-hull (DVH) for survivability, increased power, improved cross-country mobility and an advanced digital, in-vehicle network. The first of nine brigades began fielding the A-1 platform upgrade during 2020, and we are coordinating with the Army for next-generation upgrades to this platform. Leveraging our rapid prototyping expertise and customer intimacy, we continue to expand the mission capabilities of this platform, including a 30mm weapon system, an air defense mission package (M-SHORAD), state-of-the-art electronic warfare suite, and high-energy laser and command post options.
Combat Systems provides similar capabilities for U.S. allies through export opportunities and through our operations in several countries around the world, including Canada, the United Kingdom, Spain, Switzerland, Austria and Germany. As a result, we have a market-leading position in light armored vehicles (LAVs) with approximately 14,000 of the high-mobility, versatile Pandur, Piranha and other LAVs in service worldwide.
Land Systems is producing the British Army’s AJAX armored fighting vehicle, a next-generation, medium-weight tracked combat vehicle. With six variants, the AJAX family of vehicles offers advanced electronic architecture and proven technology for an unparalleled balance of survivability, lethality and mobility, along with high reliability for a vehicle in its weight class. In addition, Land Systems is producing 360 new LAVs in eight variants for the Canadian Army, as well as upgrading its existing fleet.
ELS is producing and upgrading Piranha vehicles, a premier 8x8 armored combat vehicle, around the world. We are currently providing Piranha V vehicles for several countries, including Denmark, Romania and most recently Spain. Additionally, we provide mobile bridge systems with payloads ranging from 100 kilograms to 100 tons to customers worldwide. We offer the ASCOD, a highly versatile tracked combat vehicle with multiple versions, including the Spanish Pizarro and the Austrian Ulan. ELS also offers Duro and Eagle tactical vehicles in a range of options and weight classes and is currently producing these vehicles for Denmark, Switzerland and Germany, while providing a full range of product support for the German armed forces.
On December 31, 2020, the installed base for our major vehicle programs, as well as the quantity and scheduled final delivery date of vehicles and vehicle upgrades currently in backlog were as follows:

Vehicle	Installed Base		Vehicle Backlog	
	Model	*Vehicle Quantity*	*Countries*	*Vehicle Quantity*	*Final Delivery*
	ABRAMS Main Battle Tank	*4,389*	*7*	*725*	*2023*
	STRYKER Armored Vehicle	*3,362*	*2*	*208*	*2022*
	Light Armored Vehicle (LAV)	*6,425*	*7*	*809*	*2025*
	AJAX / ASCOD Tracked Vehicle	*367*	*3*	*616*	*2024*
	PANDUR / PIRANHA Armored Vehicle	*7,332*	*25*	*646*	*2027*
	DURO / EAGLE Wheeled Vehicle	*2,136*	*3*	*1,982*	*2024*

Complementing these military-vehicle offerings, OTS designs, develops and produces a comprehensive array of sophisticated weapons systems. For ground forces, we manufacture M2/M2-A1 heavy machine guns and MK19/MK47 grenade launchers. We also produce next-generation weapons systems for shipboard and airborne applications, including high-speed Gatling guns for all U.S. fighter aircraft, including the F-35 Joint Strike Fighter.
OTS’s munitions portfolio covers the full breadth of naval, air and ground forces applications across all calibers and weapons platforms for the U.S. government and its non-U.S. partners. Globally, we maintain a market-leading position in the supply of Hydra-70 rockets, general purpose bombs and bomb bodies, large-caliber tank ammunition, medium-caliber ammunition, military propellants, mortar, and artillery projectiles. OTS is also the systems integrator for the next generation of artillery solutions in support of the Army’s Indirect Fire Modernization objectives. Additionally, OTS maintains a leading position providing missile subsystems in support of U.S. tactical and strategic missiles, provisioning both legacy and next-generation missiles with critical aerostructures, control actuators, high-performance warheads and cutting-edge hypersonic rocket cases.
Revenue for the Combat Systems segment was 19% of our consolidated revenue in 2020, 18% in 2019 and 17% in 2018. Revenue by major products and services was as follows:

Year Ended December 31	2020	2019	2018
Military vehicles	$4,687	$4,620	$4,027
Weapons systems, armament and munitions	1,991	1,906	1,798
Engineering and other services	545	481	416
Total Combat Systems	$7,223	$7,007	$6,241
TECHNOLOGIES
Our Technologies segment provides a full spectrum of services, technologies and products to an expanding market that increasingly seeks solutions combining leading-edge electronic hardware with specialized software. The segment is organized into two business units — Information Technology (GDIT) and Mission Systems. Together they serve a wide range of military, intelligence and federal civilian customers with a diverse portfolio that includes:
•information technology (IT) solutions and mission-support services;
•mobile communication, computers and command-and-control (C4) mission systems; and
•intelligence, surveillance and reconnaissance (ISR) solutions.
This market has experienced a series of structural shifts in recent years, and our response to those trends has further solidified our position as a market leader. Over the past decade, the Department of Defense (DoD), the intelligence community and federal civilian agencies have increasingly prioritized technology solutions as a critical element of their missions. Cloud computing capabilities, cyber security threats, and advancements in artificial intelligence have transformed technology resources from short-cycle back-office support functions to a strategic priority for this customer community. The result is a significant increase in federal IT modernization and technology investments in recent years and a shift to large-scale, end-to-end, highly engineered solutions that require critical mass and a broad array of technology services and hardware offerings to meet these customer demands. The recent Coronavirus (COVID-19) pandemic has only accelerated these trends, which have included an expansion of remote connectivity and added urgency to required technology investments.
These market shifts have resulted in significant consolidation in the industry in recognition of the scale and breadth of capabilities required to meet this growing demand. In response to these market dynamics, in 2015 we combined our C4 and ISR operations into a single Mission Systems business unit, and in 2018 we acquired CSRA, Inc. (CSRA), which doubled the size of our IT services business, brought critical capabilities and repositioned the segment as a leader in this market.
During the three years following the acquisition of CSRA, GDIT and Mission Systems have undergone considerable portfolio shaping and realignment. At the top level, the two businesses share the same defense, intelligence and federal civilian customer base and increasingly go to market together to meet the ever-changing information-systems and mission-support needs of these customers. In addition, with the convergence of digital technologies, we are now seeing considerable commonality and significant complementary pull-through in their core offerings and solution sets, particularly in the areas of cloud computing; artificial intelligence and machine learning (AI/ML); big data analytics; development, security and operations (DevSecOps); software-defined networks; and everything as-a-Service (XaaS). Consequently, we have reorganized these two business units into a single operating segment to reflect the evolving strategic focus and the way we are running the business.
With a network of more than 90 global partners, the segment develops solutions that keep its customers at the leading edge of technology in support of their missions. The segment’s highly skilled workforce is one of its key differentiators and comprises approximately 40,000 employees, including technologists, engineers, mission experts and cleared personnel dedicated to solving the toughest security and technology challenges facing the United States and its allies.
GDIT modernizes large-scale IT enterprises and deploys the latest technologies to optimize and protect customer networks, data and information. Operating hundreds of complex digital modernization programs across the federal government, GDIT’s expansive portfolio includes cloud strategy and services, cybersecurity, network modernization, managed services, AI, application development and high-performance computing.
Mission Systems offers solutions across all domains and produces a unique combination of products and capabilities that are purpose-built for essential C4ISR and cybersecurity applications. Our technology and products are often built into platforms and integrated systems on which our customers rely. The business’s portfolio includes prime contract programs to provide innovative defense-electronics solutions as well as subcontract efforts that enhance the capabilities of large-scale land, air, sea and space platforms.
The Technologies segment leverages its scale, partnerships and deep knowledge of its customers’ missions and challenges to bring innovation to those customers across a portfolio of thousands of contracts. While no individual contract is material to the segment’s results, the following highlights provide a sampling of the value of this combined business. GDIT has significantly expanded its cloud footprint and now holds leading positions on two of the three pillars of the Pentagon’s enterprise cloud migration strategy: milCloud 2.0, which provides defense agencies and military commands secure on-government-premise hybrid cloud services, and Defense Enterprise Office Systems (DEOS), which secures and streamlines email and collaborative tools across the DoD enterprise.
We apply AI to expand the human capacity to make better decisions and implement smarter actions as we automate, secure and enhance our customer’s operations. For the Department of Veterans Affairs (VA), GDIT leverages managed services and AI to accelerate veteran benefits claims processing, develops applications and software to improve the veteran user experience, and provides on-demand 24/7/365 IT support to more than 500,000 VA personnel nationwide. In the federal civilian sector, GDIT supports some of the fastest supercomputers in the world, responsible for biomedical research, weather forecasting and climate modeling.
To adapt to a constantly evolving threat landscape, GDIT embeds cyber solutions into every aspect of digital modernization. More than 3,000 cyber professionals support cyber projects across 30 agencies in the federal government.
Mission Systems develops and manufactures combat-proven global positioning systems (GPS) for the U.S. Army. This includes capabilities to ensure reliable satellite connectivity in any location and a suite of Assured Position, Navigation and Timing capabilities, which provide military forces the ability to synchronize communications utilizing trusted data, even when GPS signals are degraded or denied. We are working with our Army customer to adapt elements of 5G technology to address battlefield realities such as jamming, spoofing, cyberattacks and lack of ground connectivity. We also provide similar capabilities to non-U.S. customers, including Canada and the United Kingdom.
On the platform side, we have a more than 60-year legacy of providing advanced fire-control systems for the Navy’s submarine programs. We are developing and integrating commercial off-the-shelf software and hardware upgrades to improve the tactical control capabilities for several submarine classes, including the Columbia and U.K. Dreadnought ballistic-missile submarines.
Revenue for the Technologies segment was 34% of our consolidated revenue in 2020 and 2019 and 36% in 2018. Revenue by major products and services was as follows:

Year Ended December 31	2020	2019	2018
IT services	$7,892	$8,422	$8,269
C4ISR solutions	4,756	4,937	4,726
Total Technologies	$12,648	$13,359	$12,995

CUSTOMERS
In 2020, 69% of our consolidated revenue was from the U.S. government, 13% was from U.S. commercial customers, 9% was from non-U.S. commercial customers and the remaining 9% was from non-U.S. government customers.
U.S. GOVERNMENT
Our primary customer is the DoD. We also contract with other U.S. government customers, including the intelligence community and the Departments of Homeland Security and Health and Human Services. Our revenue from the U.S. government was as follows:

Year Ended December 31	2020	2019	2018
DoD	$20,840	$19,864	$17,674
Non-DoD	4,726	5,254	5,306
Foreign Military Sales (FMS)*	737	689	626
Total U.S. government	$26,303	$25,807	$23,606
% of total revenue	69%	66%	65%
*In addition to our direct non-U.S. sales, we sell to non-U.S. governments through the FMS program. Under the FMS program, we contract with and are paid by the U.S. government, and the U.S. government assumes the risk of collection from the non-U.S. government customer.
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

Of our U.S. government revenue, fixed-price contracts accounted for 59% in 2020 and 2019 and 56% in 2018; cost-reimbursement contracts accounted for 35% in 2020 and 2019 and 38% in 2018; and time-and-materials contracts accounted for 6% in 2020, 2019 and 2018.
For information on the advantages and disadvantages of each of these contract types, see Note B to the Consolidated Financial Statements in Item 8.
U.S. COMMERCIAL
Our U.S. commercial revenue was $4.9 billion in 2020, $6 billion in 2019 and $4.8 billion in 2018, which represented 13%, 15% and 13% of our consolidated revenue in each of the respective years. The majority of this revenue was for business jet aircraft and related services where our customer base consists of individuals and public and privately held companies across a wide range of industries.
NON-U.S.
Our revenue from non-U.S. government and commercial customers was $6.7 billion in 2020, $7.6 billion in 2019 and $7.8 billion in 2018, which represented 18%, 19% and 22% of our consolidated revenue in each of the respective years.
We conduct business with customers around the world. Our non-U.S. defense subsidiaries maintain long-term relationships with their customers and have established themselves as principal regional suppliers and employers, providing a broad portfolio of products and services.
Our non-U.S. commercial revenue consists primarily of business jet aircraft exports and worldwide aircraft services. While the installed base of aircraft is concentrated in North America, orders from customers outside North America represent a significant portion of our aircraft business with approximately 60% of the Aerospace segment’s aircraft backlog on December 31, 2020.

COMPETITION
Several factors determine our ability to compete successfully in the defense and business-aviation markets. While customers’ evaluation criteria vary, the principal competitive elements include:
•the technical excellence, reliability, safety and cost competitiveness of our products and services;
•our ability to innovate and develop new products and technologies that improve mission performance and adapt to dynamic threats;
•successful program execution and on-time delivery of complex, integrated systems;
•our global footprint and accessibility to customers;
•the reputation and customer confidence derived from past performance; and
•the successful management of customer relationships.
DEFENSE MARKET COMPETITION
The U.S. government contracts with numerous domestic and non-U.S. companies for products and services. We compete against other contractors as well as smaller companies that specialize in a particular technology or capability. Outside the United States, we compete with global defense contractors’ exports and the offerings of private and state-owned defense manufacturers. Our Marine Systems segment has one primary competitor with which it also partners on the Virginia-class and Columbia-class submarine programs. Our Combat Systems segment competes with a large number of U.S. and non-U.S. businesses. Our Technologies segment competes with many companies, from large government contracting and commercial technology companies to small niche competitors with specialized technologies or expertise. The operating cycle of many of our major programs can result in sustained periods of program continuity when we perform successfully.
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
BUSINESS JET AIRCRAFT MARKET COMPETITION
The Aerospace segment has several competitors for each of its Gulfstream products. Key competitive factors include aircraft safety, reliability and performance; comfort and in-flight productivity; service quality, global footprint and responsiveness; technological and new-product innovation; and price. We believe that Gulfstream competes effectively in all of these areas.
The Aerospace segment competes worldwide in the business jet aircraft services market primarily on the basis of quality, price and timeliness. While competition for each type of service varies somewhat, the segment faces a number of competitors of varying sizes for each of its offerings.

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

HUMAN CAPITAL MANAGEMENT
Our more than 100,000 employees are a community dedicated to our ethos of transparency, trust, honesty and alignment. Every day, these four values drive how we operate our business; govern how we interact with each other and our customers, partners, and suppliers; guide the way that we treat our workforce; and determine how we connect with our communities. Our commitment to ethical business practices is outlined in our Standards of Business Ethics and Conduct, commonly known as our Blue Book. Each employee is asked to acknowledge receipt, understanding of and compliance with our standards.
Due to the highly specialized nature of our business, we are required to hire and train skilled and qualified personnel to design and build the products and perform the services required by our customers. We recognize that our success as a company depends on our ability to attract, develop and retain our workforce. As such, we promote the health, welfare and safety of our employees. Part of our responsibility includes treating all employees with dignity and respect and providing them with fair, market-based, competitive and equitable compensation. We recognize and reward the performance of our employees in line with our pay-for-performance philosophy and provide a comprehensive suite of benefit options that enables our employees and their dependents to live healthy and productive lives.
Safety in our workplaces is paramount. Across our businesses, we take measures to prevent workplace hazards, encourage safe behaviors and enforce a culture of continuous improvement to ensure our processes help reduce incidents and illnesses and comply with governing health and safety laws. This was never more important than in 2020 given the challenges presented by the COVID-19 pandemic.
We are committed to promoting diversity of thought, experience, perspectives, backgrounds and capabilities to drive innovation and strengthen the solutions we deliver to our customers because we believe the results lead to a better outcome. We proudly support a culture of inclusion and encourage a work environment that respects diverse opinions, values individual skills and celebrates the unique experiences our employees bring. We are dedicated to equal employment opportunity that fosters and supports diversity in a principled, productive and inclusive work environment. We stand for basic universal human rights, including that employment must be voluntary. We track, measure and analyze our workforce trends to establish accountability for continuing to cultivate diverse and inclusive environments across our businesses and at every level of our company.
Our values motivate us to promote strong workplace practices with opportunities for development and training. Our training and development efforts focus on ensuring that the workforce is appropriately trained on critical job skills as well as leadership behaviors that are consistent with our ethos. We conduct rigorous succession planning exercises to ensure that key positions have the appropriate level of bench strength to provide for future key positions and leadership transitions. We listen to our workforce to assess areas of concern and levels of engagement.
2020 WORKFORCE STATISTICS
•Approximately 85% of our employees are based in the United States, of which roughly 70% are white, 30% are people of color and 20% are veterans of the U.S. armed forces. The remaining 15% of our workforce is based internationally in over 65 countries with the primary concentrations in North America and Europe.
•Our global workforce is approximately 77% male and 23% female with our senior leadership teams across the business represented by 75% males and 25% females. During 2020, the diversity profile of our workforce continued to improve across our businesses as we hired approximately 15,000 individuals of which 72% were male and 28% were female. For our 2020 U.S.-based hires, approximately 62% were white and 38% were people of color.

RAW MATERIALS AND SUPPLIERS
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

REGULATORY MATTERS
U.S. GOVERNMENT CONTRACTS
U.S. government contracts are subject to procurement laws and regulations. The Federal Acquisition Regulation (FAR) and the Cost Accounting Standards (CAS) govern the majority of our contracts. The FAR mandates uniform policies and procedures for U.S. government acquisitions and purchased services. Also, individual agencies can have acquisition regulations that provide implementing language for the FAR or that supplement the FAR. For example, the DoD implements the FAR through the Defense Federal Acquisition Regulation Supplement (DFARS). For all federal government entities, the FAR regulates the phases of any product or service acquisition, including:
•acquisition planning;
•competition requirements;
•contractor qualifications;
•protection of source selection and supplier information; and
•acquisition procedures.
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
BUSINESS JET AIRCRAFT
The Aerospace segment is subject to Federal Aviation Administration (FAA) regulation in the United States and other similar aviation regulatory authorities internationally, including the Civil Aviation Administration of Israel (CAAI), the European Aviation Safety Agency (EASA) and the Civil Aviation Administration of China (CAAC). For an aircraft to be manufactured and sold, the model must receive a type certificate from the appropriate aviation authority, and each aircraft must receive a certificate of airworthiness. Aircraft outfitting and completions also require approval by the appropriate aviation authority, which is often accomplished through a supplemental type certificate. Aviation authorities can require changes to a specific aircraft or model type before granting approval. Maintenance facilities and charter operations must be licensed by aviation authorities as well.
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
Risks Relating to Our Business and Industry
The U.S. government provides a significant portion of our revenue. In 2020, approximately 70% of our consolidated revenue was from the U.S. government. Levels of U.S. defense spending are driven by threats to national security. Competing demands for federal funds can pressure various areas of spending. Decreases in U.S. government defense and other spending or changes in spending allocation or priorities could result in one or more of our programs being reduced, delayed or terminated, which could impact our financial performance.
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
Our Aerospace segment is subject to changing customer demand for business aircraft. The business jet market is driven by the demand for business-aviation products and services by corporate, individual and government customers in the United States and around the world. The Aerospace segment’s results also depend on other factors, including general economic conditions, the availability of credit, pricing pressures and trends in capital goods markets. In addition, if customers default on existing contracts and the contracts are not replaced, the segment’s anticipated revenue and profitability could be reduced materially.
Earnings and margin depend on our ability to perform on our contracts. When agreeing to contractual terms, our management team makes assumptions and projections about future conditions and events. The accounting for our contracts and programs requires assumptions and estimates about these conditions and events. These projections and estimates assess:
•the productivity and availability of labor;
•the complexity of the work to be performed;
•the cost and availability of materials and components; and
•schedule requirements.
If there is a significant change in one or more of these circumstances, estimates or assumptions, or if the risks under our contracts are not managed adequately, the profitability of contracts could be adversely affected. This could affect earnings and margin materially.
Earnings and margin depend in part on subcontractor and supplier performance. We rely on other companies to provide materials, components and subsystems for our products. Subcontractors also perform some of the services that we provide to our customers. We depend on these subcontractors and suppliers to meet our contractual obligations in full compliance with customer requirements and applicable law. Misconduct by subcontractors, such as a failure to comply with procurement regulations or engaging in unauthorized activities, may harm our future revenue and earnings. We manage our supplier base carefully to avoid or minimize customer issues. We sometimes rely on only one or two sources of supply that, if disrupted, could have an adverse effect on our ability to meet our customer commitments. Our ability to perform our obligations may be materially adversely affected if one or more of these suppliers is unable to provide the agreed-upon materials, perform the agreed-upon services in a timely and cost-effective manner, or engages in misconduct or other improper activities.
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
Risks Relating to Our International Operations
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
Risks Relating to Our Acquisitions and Similar Investment Activities
We have made and expect to continue to make investments, including acquisitions and joint ventures, that involve risks and uncertainties. When evaluating potential acquisitions and joint ventures, we make judgments regarding the value of business opportunities, technologies, and other assets and the risks and costs of potential liabilities based on information available to us at the time of the transaction. Whether we realize the anticipated benefits from these transactions depends on multiple factors, including our integration of the businesses involved; the performance of the underlying products, capabilities or technologies; market conditions following the acquisition; and acquired liabilities, including some that may not have been identified prior to the acquisition. These factors could materially adversely affect our financial results.

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
Other Business and Operational Risks
Our business could be negatively impacted by cybersecurity events and other disruptions. We face various cybersecurity threats, including threats to our IT infrastructure and attempts to gain access to our proprietary or classified information, denial-of-service attacks, as well as threats to the physical security of our facilities and employees, and threats from terrorist acts. We also design and manage IT systems and products that contain IT systems for various customers. We generally face the same security threats for these systems as for our own internal systems. In addition, we face cyber threats from entities that may seek to target us through our customers, suppliers, subcontractors and other third parties with whom we do business. Accordingly, we maintain information security staff, policies and procedures for managing risk to our information systems, and conduct employee training on cybersecurity to mitigate persistent and continuously evolving cybersecurity threats. However, there can be no assurance that any such actions will be sufficient to prevent cybersecurity breaches, disruptions, unauthorized release of sensitive information or corruption of data.
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
Our business may continue to be negatively impacted by the Coronavirus (COVID-19) pandemic or other similar outbreaks. The COVID-19 pandemic has had, and could continue to have, a negative effect on our business, results of operations and financial condition. Effects include disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our customers or suppliers, which can affect our ability to perform on our contracts. Resulting cost increases may not be fully recoverable on our contracts or adequately covered by insurance, which could impact our profitability. In addition, the COVID-19 pandemic has resulted in a widespread health crisis that is adversely affecting the economies and financial markets of many countries, which could result in a prolonged economic downturn that may negatively affect demand for our products and services. The imposition of quarantine and travel restrictions has affected and may continue to negatively affect portions of our business, particularly our Aerospace and Technologies segments. The extent to which COVID-19 continues to impact our business, results of operations and financial condition is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the pandemic. Other outbreaks of contagious diseases or other adverse public health developments in countries where we operate or our customers are located could similarly affect our business in the future.

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements, we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe our estimates and judgments are reasonable based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation, the risk factors discussed in this Form 10-K.
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
On December 31, 2020, our segments had material operations at the following locations:
•Aerospace – Van Nuys, California; West Palm Beach, Florida; Brunswick and Savannah, Georgia; Cahokia, Illinois; Westfield, Massachusetts; Teterboro, New Jersey; New York, New York; Tulsa,

Oklahoma; Dallas, Texas; Dulles, Virginia; Appleton, Wisconsin; Sydney, Australia; Beijing and Shanghai, China; Mexicali, Mexico; Singapore; Basel, Switzerland; Farnborough, United Kingdom.
•Marine Systems – San Diego, California; Groton and New London, Connecticut; Jacksonville, Florida; Honolulu, Hawaii; Bath and Brunswick, Maine; Middletown and North Kingstown, Rhode Island; Norfolk and Portsmouth, Virginia; Bremerton, Washington; Mexicali, Mexico.
•Combat Systems – Anniston, Alabama; East Camden, Arkansas; Healdsburg, California; Crawfordsville, St. Petersburg and Tallahassee, Florida; Marion, Illinois; Saco, Maine; Sterling Heights, Michigan; Lima, Ohio; Eynon and Scranton, Pennsylvania; Garland, Texas; Joint Base Lewis-McChord, Washington; Vienna, Austria; La Gardeur, London and Valleyfield, Canada; Kaiserslautern, Germany; Madrid, Sevilla and Trubia, Spain; Kreuzlingen and Tägerwilen, Switzerland; Merthyr Tydfil, United Kingdom.
•Technologies – Daleville, Alabama; Scottsdale, Arizona; Orlando, Florida; Bossier City, Louisiana; Annapolis Junction, Maryland; Dedham, Pittsfield and Taunton, Massachusetts; Bloomington, Minnesota; Rensselaer, New York; Greensboro, North Carolina; Chesapeake and Marion, Virginia; multiple locations in Northern Virginia; Ottawa, Canada; Oakdale and St. Leonards, United Kingdom.
A summary of floor space by segment on December 31, 2020, follows:

(Square feet in millions)	Company-owned Facilities	Leased Facilities	Government-owned Facilities	Total
Aerospace	6.6	8.9	0.5	16.0
Marine Systems	8.3	4.3	—	12.6
Combat Systems	6.5	4.6	5.2	16.3
Technologies	3.1	7.8	0.9	11.8
Total square feet	24.5	25.6	6.6	56.7

ITEM 3. LEGAL PROCEEDINGS
For information relating to legal proceedings, see Note O to the Consolidated Financial Statements in Item 8.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
All of our executive officers are appointed annually. None of our executive officers were selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions of our executives held for at least the past five years as of February 9, 2021, were as follows (references are to positions with General Dynamics Corporation, unless otherwise noted):

Name, Position and Office	Age

Jason W. Aiken - Senior Vice President and Chief Financial Officer since January 2014; Vice President of the company and Chief Financial Officer of Gulfstream Aerospace Corporation, September 2011 - December 2013; Vice President and Controller, April 2010 - August 2011; Staff Vice President, Accounting, July 2006 - March 2010	48

Christopher J. Brady - Vice President of the company and President of General Dynamics Mission Systems since January 2019; Vice President, Engineering of General Dynamics Mission Systems, January 2015 - December 2018; Vice President, Engineering of General Dynamics C4 Systems, May 2013 - December 2014; Vice President, Assured Communications Systems of General Dynamics C4 Systems, August 2004 - May 2013	58

Mark L. Burns - Vice President of the company and President of Gulfstream Aerospace Corporation since July 2015; Vice President of the company since February 2014; President, Product Support of Gulfstream Aerospace Corporation, June 2008 - June 2015	61

Danny Deep - Vice President of the company and President of General Dynamics Land Systems since April 2020; Chief Operating Officer of General Dynamics Land Systems, September 2018 - April 2020; Vice President of General Dynamics Land Systems – Canada, January 2011 - September 2018	51

Gregory S. Gallopoulos - Senior Vice President, General Counsel and Secretary since January 2010; Vice President and Deputy General Counsel, July 2008 - January 2010; Managing Partner of Jenner & Block LLP, January 2005 - June 2008	61

M. Amy Gilliland - Senior Vice President of the company since April 2015; President of General Dynamics Information Technology since September 2017; Deputy for Operations of General Dynamics Information Technology, April 2017 - September 2017; Senior Vice President, Human Resources and Administration, April 2015 - March 2017; Vice President, Human Resources, February 2014 - March 2015; Staff Vice President, Strategic Planning, January 2013 - February 2014; Staff Vice President, Investor Relations, June 2008 - January 2013	46

Kevin M. Graney - Vice President of the company and President of Electric Boat Corporation since October 2019; Vice President of the company and President of NASSCO, January 2017 - October 2019; Vice President and General Manager of NASSCO, November 2013 - January 2017	56

Kimberly A. Kuryea - Senior Vice President, Human Resources and Administration since April 2017; Vice President and Controller, September 2011 - March 2017; Chief Financial Officer of General Dynamics Advanced Information Systems, November 2007 - August 2011; Staff Vice President, Internal Audit, March 2004 - October 2007	53

Christopher Marzilli - Executive Vice President, Technologies since December 2020; Executive Vice President, Information Technology and Mission Systems, January 2019 - December 2020; Vice President of the company and President of General Dynamics Mission Systems, January 2015 - December 2018; Vice President of the company and President of General Dynamics C4 Systems, January 2006 - December 2014; Senior Vice President and Deputy General Manager of General Dynamics C4 Systems, November 2003 - January 2006	61

William A. Moss - Vice President and Controller since April 2017; Staff Vice President, Internal Audit, May 2015 - March 2017; Staff Vice President, Accounting, August 2010 - May 2015	57

Phebe N. Novakovic - Chairman and Chief Executive Officer since January 2013; President and Chief Operating Officer, May 2012 - December 2012; Executive Vice President, Marine Systems, May 2010 - May 2012; Senior Vice President, Planning and Development, July 2005 - May 2010; Vice President, Strategic Planning, October 2002 - July 2005	63

Mark C. Roualet - Executive Vice President, Combat Systems, since March 2013; Vice President of the company and President of General Dynamics Land Systems, October 2008 - March 2013; Senior Vice President and Chief Operating Officer of General Dynamics Land Systems, July 2007 - October 2008	62

Robert E. Smith - Executive Vice President, Marine Systems, since July 2019; Vice President of the company and President of Jet Aviation, January 2014 - July 2019; Vice President and Chief Financial Officer of Jet Aviation, July 2012 - January 2014	53

PART II
ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed on the New York Stock Exchange under the trading symbol “GD.”
On January 31, 2021, there were approximately 10,000 holders of record of our common stock.
For information regarding securities authorized for issuance under our equity compensation plans, see Note Q to the Consolidated Financial Statements contained in Item 8.
We did not make any unregistered sales of equity securities in 2020.
The following table provides information about our fourth-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

			Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Period	Total Number of Shares	Average Price per Share
Shares Purchased Pursuant to Share Buyback Program
9/28/20-10/25/20	—	$—	—	13,022,968
10/26/20-11/22/20	450,000	141.31	450,000	12,572,968
11/23/20-12/31/20	250,000	148.27	250,000	12,322,968

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
9/28/20-10/25/20	—	—
10/26/20-11/22/20	1,018	134.55
11/23/20-12/31/20	90	151.38
	701,108	$143.79
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
On March 4, 2020, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding common stock on the open market. On December 31, 2020, 12.3 million shares remained authorized by our board of directors for repurchase.

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
Cumulative Total Return
Based on Investments of $100 Beginning December 31, 2015
(Assumes Reinvestment of Dividends)

$240
$220
$200
$180
$160
$140
$120
$100
$80
2015
2016
2017
2018
2019
2020
General Dynamics
S&P Aerospace & Defense
S&P 500

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

(Dollars and shares in millions, except per-share and employee amounts)	2020	2019	2018	2017	2016
Summary of Operations
Revenue	$37,925	$39,350	$36,193	$30,973	$30,561
Operating earnings	4,133	4,570	4,394	4,168	3,725
Operating margin	10.9%	11.6%	12.1%	13.5%	12.2%
Interest, net	(477)	(460)	(356)	(103)	(91)
Provision for income tax, net	(571)	(718)	(727)	(1,100)	(977)
Earnings from continuing operations	3,167	3,484	3,358	2,977	2,679
Return on sales (a)	8.4%	8.9%	9.3%	9.6%	8.8%
Discontinued operations, net of tax	—	—	(13)	—	(107)
Net earnings	3,167	3,484	3,345	2,977	2,572
Diluted earnings per share:
Continuing operations	11.00	11.98	11.22	9.77	8.64
Net earnings	11.00	11.98	11.18	9.77	8.29
Cash Flows
Net cash provided by operating activities	$3,858	$2,981	$3,148	$3,876	$2,163
Net cash used by investing activities	(974)	(994)	(10,234)	(788)	(391)
Net cash (used) provided by financing activities	(903)	(1,997)	5,086	(2,399)	(2,169)
Net cash used by discontinued operations	(59)	(51)	(20)	(40)	(54)
Cash dividends declared per common share	4.40	4.08	3.72	3.36	3.04
Financial Position
Cash and equivalents	$2,824	$902	$963	$2,983	$2,334
Total assets	51,308	49,349	45,887	35,469	33,380
Short- and long-term debt	12,998	11,930	12,417	3,982	3,888
Shareholders’ equity	15,661	13,978	12,110	11,801	10,509
Debt-to-equity (b)	83.0%	85.3%	102.5%	33.7%	37.0%
Debt-to-capital (c)	45.4%	46.0%	50.6%	25.2%	27.0%
Book value per share (d)	54.67	48.26	41.95	39.75	34.75
Other Information
Free cash flow from operations (e)	$2,891	$1,994	$2,458	$3,448	$1,771
Return on equity (f)	21.8%	26.4%	27.3%	26.5%	25.1%
Return on invested capital (e)	11.8%	14.0%	15.4%	16.8%	16.3%
Funded backlog	58,783	57,530	55,826	52,031	51,783
Total backlog	89,489	86,945	67,871	63,175	62,206
Shares outstanding	286.5	289.6	288.7	296.9	302.4
Weighted average shares outstanding:
Basic	286.9	288.3	295.3	299.2	304.7
Diluted	287.9	290.8	299.2	304.6	310.4
Employees	100,700	102,900	105,600	98,600	98,800
Note: Prior-period information has been restated for the retrospective application of a change in accounting principle related to the amortization of actuarial gains and losses for our qualified U.S. government pension plans, which we adopted in the fourth quarter of 2020. For further discussion of this change in accounting principle, see Note T to the Consolidated Financial Statements in Item 8.
(a)Return on sales is calculated as earnings from continuing operations divided by revenue.
(b)Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.
(c)Debt-to-capital ratio is calculated as total debt divided by the sum of total debt plus total equity as of year end.
(d)Book value per share is calculated as total equity divided by total outstanding shares as of year end.
(e)See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a reconciliation of net cash provided by operating activities to free cash flow from operations and the calculation of return on invested capital (ROIC), both of which are non-GAAP management metrics.
(f)Return on equity is calculated by dividing earnings from continuing operations by our average equity during the year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per-share amounts or unless otherwise noted)
For an overview of our operating segments, including a discussion of our major products and services and the reorganization of our Information Technology and Mission Systems operating segments into a single Technologies segment, see the Business discussion contained in Item 1. Prior-period segment information has been restated for the reorganization.
A discussion of our financial condition and results of operations for 2020 compared with 2019 is presented below and should be read in conjunction with our Consolidated Financial Statements included in Item 8, while a discussion of 2019 compared with 2018 can be found in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019. The Technologies segment’s results of operations for 2019 compared with 2018 can be obtained from the discussions of the former Information Technology and Mission Systems operating segments.

BUSINESS ENVIRONMENT
GLOBAL PANDEMIC
The Coronavirus (COVID-19) pandemic has caused significant disruptions to national and global economies and government activities. Our businesses have been designated as critical infrastructure by the U.S. government and many non-U.S. governments and, as such, are required to stay open. During this time, we have continued to conduct our operations to the fullest extent possible, while responding to the pandemic with actions that include:
•implementing measures to protect the health and safety of our employees.
•modifying employee work locations and schedules where possible and permitted under our contracts.
•coordinating closely with our suppliers and customers.
•managing our cost structure in the context of current business activity.
•instituting various aspects of our business continuity programs.
•planning for and working aggressively to mitigate disruptions that may occur.
•supporting our communities and the U.S. government in addressing the challenges of the pandemic, such as the production of medical supplies and donation of personal protective equipment.
While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the pandemic’s duration and its broader impact. See the Risk Factors in Item 1A, regarding the COVID-19 pandemic, as well as additional risks facing our business, which may be affected by the COVID-19 pandemic.
The United States and some other governments have taken steps to respond to the pandemic and to support economic activity and liquidity in the capital markets. In the United States, the adoption of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) provides various forms of relief. The CARES Act includes provisions that allow agencies to reimburse contractors for payments to covered workers who are prevented from working due to COVID-19 facility closures or other restrictions; however, such reimbursement is subject to the availability of funds. These provisions of the CARES Act have been extended through March 31, 2021. The CARES Act also allows for loans to companies. To date, we have not sought or accepted CARES Act loans. In addition, the U.S. Department of Defense (DoD) increased progress payment rates and reduced retention rates on certain contracts to provide liquidity to federal contractors and their suppliers. We in turn advanced payments across our supplier base to help maintain the health and liquidity of our supply chain. Outside of the United States, other governments have established various government workforce programs, which can support business continuity for our foreign operations. We continue to assess the benefits and limitations of the actions taken by the United States and other governments. See Note A to the Consolidated Financial Statements in Item 8 for additional information about our use of estimates and other uncertainties.
Our U.S. government business experienced some disruption from the COVID-19 pandemic, including reduced activities due to select customer site closures and limited access to some customer sites, travel restrictions, slowdowns in the provision of materials from suppliers, and lower man-hours at some manufacturing sites. Internationally, while government actions shut down some of our facilities in the second quarter, our defense business has largely returned to normal operations. Within our Aerospace segment, pandemic-related travel limitations resulted in lower demand for aircraft services due to reduced flight activity, and disrupted the aircraft sales process by limiting our ability to arrange demonstration flights and coordinate in-person access to customers. To de-risk elements of the supply chain and better align production with demand, we have reduced our aircraft production rate until such time that the marketplace supports future increases. Accordingly, we have adjusted staffing levels and taken other cost control measures. The Review of Operating Segments includes additional information on the full-year results for each of our segments.
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
We took actions in 2020 to strengthen our liquidity and financial condition. In March 2020, we issued $4 billion of fixed-rate notes to repay $2.5 billion of fixed- and floating-rate notes that matured in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program. In addition to this long-term borrowing, we renewed our access to $5 billion of credit facilities. While part of our pre-COVID-19 planning, this liquidity preserves our financial flexibility during the pandemic. We believe that our cash flows from operations and borrowing capacity are sufficient to support our short- and long-term liquidity needs.

OUR MARKETS
With approximately 70% of our revenue from the U.S. government, government spending levels — particularly defense spending — influence our financial performance. On December 27, 2020, the fiscal year (FY) 2021 defense appropriations bill was signed into law. It totaled $696 billion, a modest increase over FY 2020, and included $627 billion in the base budget in compliance with the previously established spending caps and $69 billion for overseas contingency operations.

The long-term outlook for our U.S. defense business is influenced by the U.S. military’s funding priorities, the diversity of our programs and customers, our insight into customer requirements stemming from our incumbency on core programs, our ability to evolve our products to address a fast-changing threat environment and our proven track record of successful contract execution.
International demand for military equipment and technologies presents opportunities for our non-U.S. operations and exports from our North American businesses. While the revenue potential can be significant, there are risks to doing business in foreign countries, including changing budget priorities and overall spending pressures unique to each country.
In our Aerospace segment, we expect our investment in the development of new aircraft products and technologies to support the segment’s long-term growth. Similarly, we believe the aircraft services business will be a source of steady revenue growth as the global business jet fleet continues to grow and the impact of the pandemic subsides.

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
In the discussion that follows, prior-period information has been restated for the retrospective application of a change in accounting principle related to the amortization of actuarial gains and losses for our qualified U.S. government pension plans, which we adopted in the fourth quarter of 2020 as discussed in Note T to the Consolidated Financial Statements in Item 8.

CONSOLIDATED OVERVIEW
2020 IN REVIEW
•Outstanding operating performance in the face of a challenging business environment:
◦Revenue of $37.9 billion with sequential growth throughout the year.
◦Cash from operating activities of $3.9 billion, or 122% percent of net earnings.
•Record-high backlog of $89.5 billion increased $2.5 billion, or 2.9%, from 2019, supporting our long-term growth expectations:
◦Several significant contract awards received in 2020 in our defense segments, including $9.5 billion from the U.S. Navy for the construction of the first two Columbia-class submarines.

Year Ended December 31	2020	2019	Variance
Revenue	$37,925	$39,350	$(1,425)	(3.6)%
Operating costs and expenses	(33,792)	(34,780)	988	(2.8)%
Operating earnings	4,133	4,570	(437)	(9.6)%
Operating margin	10.9%	11.6%

Our consolidated revenue decreased in 2020 due to fewer aircraft deliveries and lower aircraft service activity in our Aerospace segment. Also in 2020, revenue was impacted by lower information technology (IT) services volume in our Technologies segment. These decreases were driven by the impact of the COVID-19 pandemic. Higher volume on the Virginia-class and Columbia-class submarine programs in our Marine Systems segment helped offset some of these decreases. The combined revenue in our defense businesses was up approximately $300 compared with 2019.
Operating margin decreased in 2020 due primarily to reduced aircraft deliveries and related restructuring charges in our Aerospace segment. Operating margin was also negatively impacted by COVID-related disruptions in our Technologies segment, including a loss on a contract with a non-U.S. customer and non-fee bearing cost reimbursements by the U.S. government authorized under Section 3610 of the CARES Act.

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
AEROSPACE

Year Ended December 31	2020	2019	Variance
Revenue	$8,075	$9,801	$(1,726)	(17.6)%
Operating earnings	1,083	1,532	(449)	(29.3)%
Operating margin	13.4%	15.6%
Gulfstream aircraft deliveries (in units)	127	147	(20)	(13.6)%
Operating Results
The change in the Aerospace segment’s revenue in 2020 consisted of the following:

Aircraft manufacturing	$(1,426)
Aircraft services and completions	(300)
Total decrease	$(1,726)
In 2020, quarantine and travel restrictions resulting from the COVID-19 pandemic had a significant impact on the segment’s results. In an effort to de-risk elements of the supply chain and better align production with demand, in April we reduced our aircraft production and delivery rates for the year. As a result, aircraft manufacturing revenue decreased in 2020 due primarily to fewer deliveries of the ultra-large-cabin G650 aircraft, offset partially by additional deliveries of the large-cabin G600 and G500 aircraft. In addition, decreased flight activity due to the pandemic resulted in lower demand for maintenance work and reduced volume at our fixed-base operator (FBO) facilities in 2020.

The change in the segment’s operating earnings in 2020 consisted of the following:

Aircraft manufacturing	$(590)
Aircraft services and completions	(39)
Restructuring charges	(59)
G&A/other expenses	239
Total decrease	$(449)
Aircraft manufacturing operating earnings were down in 2020 due to reduced aircraft production and delivery rates and a somewhat less favorable mix in aircraft deliveries. In 2020, operating earnings were also down in aircraft services and completions due to lower volume. Full-year results were negatively impacted by restructuring actions taken to adjust the workforce size to the revised 2020 production levels. These decreases were offset partially by lower net G&A/other expenses, including reduced R&D expenses. Overall, R&D expenses have been trending downward with the completion of the G500 and G600 test programs. In total, the Aerospace segment’s operating margin decreased 220 basis points to 13.4%.
The Aerospace segment’s operating results progressively improved during 2020 following the initial disruption from the pandemic in the second quarter. Fourth quarter revenue grew 23% over third quarter and operating earnings grew 42% on increased deliveries of all large-cabin models, as well as increased aircraft services activity. As a result, the segment’s operating margin increased 220 basis points in the fourth quarter compared with the third quarter and exceeded the fourth quarter of 2019.
2021 Outlook
We expect the Aerospace segment’s 2021 revenue to be around $8 billion. Operating margin is expected to be approximately 12.5%, down from 2020 as a result of fewer anticipated aircraft deliveries as the segment completed production of the G550 aircraft, offset by higher anticipated aircraft services volume that carries lower margins.
MARINE SYSTEMS

Year Ended December 31	2020	2019	Variance
Revenue	$9,979	$9,183	$796	8.7%
Operating earnings	854	785	69	8.8%
Operating margin	8.6%	8.5%
Operating Results
The increase in the Marine Systems segment’s revenue in 2020 consisted of the following:

U.S. Navy ship construction	$668
U.S. Navy ship engineering, repair and other services	176
Commercial ship construction	(48)
Total increase	$796
Revenue from U.S. Navy ship construction and engineering work was up in 2020 due to increased volume on the Columbia-class submarine program. Revenue from U.S. Navy ship construction also increased due to higher volume on the Virginia-class submarine and Expeditionary Sea Base (ESB) auxiliary support ship programs. This revenue growth was achieved as management worked to protect employees and support the supply chain to keep these critical programs on track during the pandemic. The Marine Systems segment’s operating margin increased 10 basis points in 2020 despite the impact of the pandemic and a workforce strike at our Bath Iron Works shipyard.
2021 Outlook
We expect the Marine Systems segment’s 2021 revenue to be approximately $10.3 billion. Operating margin is expected to be approximately 8.3%, down from 2020 due to increased work on the first two Columbia-class submarines, which carry a lower margin consistent with lead boats in a new class.
COMBAT SYSTEMS

Year Ended December 31	2020	2019	Variance
Revenue	$7,223	$7,007	$216	3.1%
Operating earnings	1,041	996	45	4.5%
Operating margin	14.4%	14.2%
Operating Results
The increase in the Combat Systems segment’s revenue in 2020 consisted of the following:

Weapons systems and munitions	$125
International military vehicles	54
U.S. military vehicles	37
Total increase	$216
Revenue was up across the Combat Systems segment in 2020 as the business overcame disruptions caused by the pandemic in the first half of the year. Weapons systems and munitions revenue was up driven by increased production of artillery and missile subcomponents. Revenue from international military vehicles increased due to higher volume on a contract to produce armored combat support vehicles (ACSVs) for the Canadian government and the British Army’s AJAX armored fighting vehicle program, offset partially by lower volume on Piranha wheeled armored vehicle programs. Revenue from U.S. military vehicles increased due primarily to higher volume on the U.S. Army’s Abrams main battle tank program. The Combat Systems segment’s operating margin increased 20 basis points compared with 2019 driven by favorable contract mix and strong operating performance.
2021 Outlook
We expect the Combat Systems segment’s 2021 revenue to be about $7.3 billion with operating margin of approximately 14.5%.
TECHNOLOGIES

Year Ended December 31	2020	2019	Variance
Revenue	$12,648	$13,359	$(711)	(5.3)%
Operating earnings	1,211	1,311	(100)	(7.6)%
Operating margin	9.6%	9.8%

Operating Results
The change in the Technologies segment’s revenue in 2020 consisted of the following:

IT services	$(530)
C4ISR* solutions	(181)
Total decrease	$(711)
*Command, control, communications, computers, intelligence, surveillance and reconnaissance
IT services revenue decreased due to the partial closure of some customer sites to all but mission critical personnel and a lower level of customer and program activity as a result of the COVID-19 pandemic. IT services revenue was also lower due to the exit of non-core lines of business in 2019. C4ISR revenue decreased due to the sale of a satellite communications business in the second quarter and volume timing on several programs, including a mobile communications network program. These decreases were offset partially by increased volume on programs supporting Navy platforms.
The Technologies segment’s operating margin decreased 20 basis points compared with 2019 due to COVID-related disruptions in our IT services business, including customer reimbursement of idle workforce cost at zero fee and a loss recognized on a contract with a non-U.S. customer from schedule delays caused by COVID travel restrictions. The Technologies segment’s operating performance steadily improved in the second half of 2020 with a reduced impact from the pandemic. Operating margin increased 120 basis points in the fourth quarter compared with the third quarter, returning to the same level of performance as fourth quarter of 2019.
2021 Outlook
We expect the Technologies segment’s 2021 revenue to be approximately $13.2 billion with operating margin of around 9.5%.
CORPORATE
Corporate operating results consisted primarily of equity-based compensation expense and totaled $56 in 2020 and $54 in 2019. Corporate operating costs are expected to be approximately $85 in 2021.

OTHER INFORMATION
PRODUCT AND SERVICE REVENUE AND OPERATING COSTS

Year Ended December 31	2020	2019	Variance
Revenue:
Products	$22,188	$23,130	$(942)	(4.1)%
Services	15,737	16,220	(483)	(3.0)%
Operating Costs:
Products	$(18,192)	$(18,611)	$419	(2.3)%
Services	(13,408)	(13,752)	344	(2.5)%

The change in product revenue in 2020 consisted of the following:

Aircraft manufacturing	$(1,426)
Ship construction	620
Other, net	(136)
Total decrease	$(942)
In 2020, aircraft manufacturing revenue decreased due to the reduced production and delivery rates caused by the COVID-19 pandemic. This decrease was offset partially by increased volume on the Virginia-class and Columbia-class submarine programs. In 2020, product operating costs decreased at a lower rate than revenue due primarily to the mix of Gulfstream aircraft deliveries.
The change in service revenue in 2020 consisted of the following:

IT services	$(530)
Other, net	47
Total decrease	$(483)
In 2020, IT services revenue decreased due to the partial closure of some customer sites to all but mission critical personnel and a lower level of customer and program activity as a result of the COVID-19 pandemic. In 2020, the primary driver of the decrease in service operating costs was the change in volume of IT services described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 5.8% in 2020 and 6.1% in 2019. We expect G&A expenses as a percentage of revenue in 2021 to be generally consistent with 2020.
INTEREST, NET
Net interest expense was $477 in 2020 and $460 in 2019. See Note K to the Consolidated Financial Statements in Item 8 for additional information regarding our debt obligations, including interest rates. We expect 2021 net interest expense to be approximately $420, reflecting repayment of our scheduled debt maturities of $3 billion in 2021.
OTHER, NET
Net other income was $82 in 2020 and $92 in 2019. Other represents primarily the non-service components of pension and other post-retirement benefits, which were income in both periods. In 2021, we expect net other income to be approximately $90.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 15.3% in 2020 and 17.1% in 2019. The decrease is due to a variety of factors, including higher research tax credits. For further discussion, including a reconciliation of our effective tax rate from the statutory federal rate, see Note F to the Consolidated Financial Statements in Item 8. For 2021, we anticipate a full-year effective tax rate of approximately 16%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $89.5 billion on December 31, 2020, up 2.9% from $86.9 billion at the end of 2019. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the Consolidated Financial Statements in Item 8. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $134.7 billion on December 31, 2020, up 6.7% from $126.2 billion at the end of 2019.
The following table details the backlog and estimated potential contract value of each segment at the end of 2020 and 2019:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	December 31, 2020
Aerospace	$11,308	$318	$11,626	$2,800	$14,426
Marine Systems	23,646	26,336	49,982	4,876	54,858
Combat Systems	14,341	226	14,567	9,774	24,341
Technologies	9,488	3,826	13,314	27,727	41,041
Total	$58,783	$30,706	$89,489	$45,177	$134,666

	December 31, 2019
Aerospace	$13,168	$181	$13,349	$2,989	$16,338
Marine Systems	20,012	24,175	44,187	5,453	49,640
Combat Systems	14,474	439	14,913	4,322	19,235
Technologies	9,876	4,620	14,496	26,485	40,981
Total	$57,530	$29,415	$86,945	$39,249	$126,194
For additional information about our major products and services in backlog see the Business discussion contained in Item 1.

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
Following reduced order activity in the first half of 2020 due to the COVID-19 pandemic, orders in the second half of 2020 reflected improved demand for Gulfstream aircraft. We received orders for all models of Gulfstream aircraft, including strong order activity for the new G700 aircraft, which is scheduled to enter service in the fourth quarter of 2022. Despite the impact of the COVID-19 pandemic, the segment achieved a book-to-bill ratio (orders divided by revenue) of 0.9-to-1 in 2020.
Demand for Gulfstream aircraft remains strong across customer types and geographic regions, generating orders from public and privately held companies, individuals, and governments around the world. Geographically, U.S. customers represented more than 55% of the segment’s orders in 2020 and

41% of the segment’s backlog on December 31, 2020, demonstrating continued strong domestic demand.
The following represents Gulfstream aircraft (in units) in backlog by region on December 31, 2020:

Other
5%
Asia Pacific
17%
United States
41%
Middle East and Africa
18%
19%
Europe

DEFENSE SEGMENTS
The total backlog in our defense segments represents the estimated remaining sales value of work to be performed under firm contracts. The funded portion of total backlog includes items that have been authorized and appropriated by the U.S. Congress and funded by customers, as well as commitments by international customers that are approved and funded similarly by their governments. The unfunded portion of total backlog includes the amounts we believe are likely to be funded, but there is no guarantee that future budgets and appropriations will provide the same funding level currently anticipated for a given program.
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
Total backlog in our defense segments was $77.9 billion on December 31, 2020, up 5.8% from $73.6 billion at the end of 2019 driven by the award of a contract from the U.S. Navy for the construction of the first two Columbia-class submarines. Estimated potential contract value in our defense segments was $42.4 billion on December 31, 2020, up 16.9% from $36.3 billion at year-end 2019 due to strong demand from customers in our Combat Systems and Technologies segments.

MARINE SYSTEMS
The Marine Systems segment’s backlog consists of very long-term submarine and surface ship construction programs, as well as numerous engineering and repair contracts. The segment’s book-to-bill ratio was 1.6-to-1 in 2020, resulting in backlog growth of 13.1% from year-end 2019. The increase in backlog is due primarily to the award of a $9.5 billion contract for the construction of the first two Columbia-class ballistic-missile submarines, as well as associated design and engineering support. Other significant contract awards received in the Marine Systems segment during 2020 include:
•$990 from the U.S. Navy for the John Lewis-class (T-AO-205) fleet replenishment oiler program, including the construction of two additional ships.
•$575 from the Navy to provide maintenance and repair services for the Arleigh Burke-class (DDG-51) guided-missile destroyer, Independence-class Littoral Combat Ship (LCS), San Antonio-class amphibious transport dock, Ticonderoga-class guided-missile cruiser, Wasp-class amphibious assault ship and Whidbey Island-class dock landing ship programs.
•$310 from the Navy for Virginia-class submarine construction. The Virginia-class submarine program was the company’s largest defense program in 2020 and the largest program in the company’s backlog.
The following represents the Marine Systems segment’s total estimated contract value by major program on December 31, 2020:

Maintenance, repair and other services
Auxiliary and support ships
5%
7%
Virginia-class submarine
Destroyers
12%
46%
Columbia-class submarine
30%

COMBAT SYSTEMS
The Combat Systems segment’s backlog consists of a mix of U.S. and international combat vehicles, weapons systems and munitions programs. The vehicle programs are generally long-term, franchise programs, while the weapons systems and munitions programs tend to be shorter-term in nature. The segment’s total estimated contract value at the end of 2020 was up 26.5% from year-end 2019, driven by awards from the U.S. Army related to Abrams main battle tanks and Stryker wheeled combat vehicles described below.

We received the following significant contract awards in the Combat Systems segment during 2020:
•$405 from the U.S. Army to upgrade Abrams tanks to the M1A2 System Enhancement Package Version 3 (SEPv3) configuration. The contract has a maximum potential value of $4.3 billion.
•$320 from the Army to upgrade Stryker vehicles to the double-V-hull A1 configuration. The contract has a maximum potential value of $2.5 billion.
•$230 from the Army to produce Stryker Initial Maneuver Short-Range Air Defense (IM-SHORAD) vehicles. The contract has a maximum potential value of $1.2 billion.
•$215 from the Army for the production of Hydra-70 rockets. The contract has a maximum potential value of $3.4 billion.
•$870 to deliver 8x8 wheeled combat vehicles, maintenance and lifecycle support to the Spanish Ministry of Defense.
The following represents the Combat Systems segment’s total estimated contract value by market on December 31, 2020:

Weapons systems and munitions
27%
International military vehicles
38%
U.S. military vehicles
35%

TECHNOLOGIES
The Technologies segment’s backlog consists of thousands of contracts and task orders across a mix of U.S. and non-U.S. government and commercial customers. These contracts can be shorter-cycle or span multiple years, but commonly include a small, initially funded order. Therefore, our estimated potential contract value of $27.7 billion is an important indicator of future orders and revenue. In 2020, approximately 60% of the segment’s orders were from additional work on IDIQ contracts or the exercise of options. Our total estimated contract value remained stable in 2020 despite the impact of reduced new business opportunities caused by COVID-19.

We received the following significant contract awards in the Technologies segment during 2020:
•The Defense Enterprise Office Solutions (DEOS) contract from the General Services Administration in partnership with the DoD and Defense Information Systems Agency (DISA) to stand up cloud environments and support the migration of over 3.2 million existing DoD Office 365 users to the cloud. The contract has a maximum potential value of $4.4 billion.
•An IDIQ award from the U.S. Department of State to provide overseas consular services to support visa processing and other functions for U.S. embassies and consultants under the Global Support Strategy (GSS) program. The program has a maximum potential contract value of $3.3 billion among three awardees.
•An IDIQ contract to modernize the Army’s training programs. The contract has a maximum potential value of $885.
•A contract to provide enterprise IT and cybersecurity services and solutions for the DoD. The contract has a maximum potential value of $760.
•A contract to provide enterprise IT, communications and mission command support services to U.S. Army Europe. The contract has a maximum potential value of $695.
•A contract from the U.S. Air Force for the Battlefield Information Collection and Exploitation System (BICES) program to provide intelligence information sharing capabilities for the DoD. The contract has a maximum potential value of $620.
The following represents the Technologies segment’s total estimated contract value by customer on December 31, 2020:

Commercial and non-U.S. government
5%
Intelligence
17%
Defense
45%
Federal and state agencies
33%

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We place a strong emphasis on cash flow generation. This focus gives us the flexibility for capital deployment while preserving a strong balance sheet to position us for future opportunities. Cash generated by operating activities in 2020 and 2019 was deployed to pay dividends, fund capital expenditures and business acquisitions, and repurchase our common stock.

Year Ended December 31	2020	2019
Net cash provided by operating activities	$3,858	$2,981
Net cash used by investing activities	(974)	(994)
Net cash used by financing activities	(903)	(1,997)
Net cash used by discontinued operations	(59)	(51)
Net increase (decrease) in cash and equivalents	1,922	(61)
Cash and equivalents at beginning of year	902	963
Cash and equivalents at end of year	2,824	902
Short- and long-term debt	(12,998)	(11,930)
Net debt	$(10,174)	$(11,028)
Debt-to-equity (a)	83.0%	85.3%
Debt-to-capital (b)	45.4%	46.0%
(a)Debt-to-equity ratio is calculated as total debt divided by total equity as of year end.
(b)Debt-to-capital ratio is calculated as total debt divided by the sum of total debt plus total equity as of year end.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in 2020 and 2019, as classified on the Consolidated Statement of Cash Flows in Item 8.

OPERATING ACTIVITIES
Cash provided by operating activities was $3.9 billion in 2020 compared with $3 billion in 2019. The primary driver of cash inflows in both periods was net earnings. However, cash flows in both years were affected negatively by growth in operating working capital (OWC) in our Aerospace segment due to our position in the development and production cycles of our Gulfstream aircraft models. We had anticipated this OWC growth to begin reversing in 2020, but the impact of COVID-19 on our production and delivery rates has delayed this recovery. Cash flows in 2019 were also affected negatively by growth in OWC in our Combat Systems segment due to the timing of payments on a large international wheeled armored vehicle contract. These payment timing issues have been resolved as a result of finalizing a contract amendment with the customer, which contributed to the increase in cash flows in 2020. For additional information about the unbilled receivables balance and activity associated with this contract, see Note H to the Consolidated Financial Statements in Item 8.

INVESTING ACTIVITIES
Cash used by investing activities was $974 in 2020 and $994 in 2019. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales.
Capital Expenditures. The primary use of cash for investing activities in both years was capital expenditures. Capital expenditures were $967 in 2020 and $987 in 2019. Capital expenditures have been at an elevated level the past two years as we continue to invest in our shipyards, particularly for the planned growth in submarine construction. We expect capital expenditures to be approximately 2.5% of revenue in 2021.

Business Acquisitions. In 2020, we acquired five businesses for an aggregate of approximately $205. In 2019, we acquired three businesses for an aggregate of approximately $20.

FINANCING ACTIVITIES
Cash used by financing activities was $903 in 2020 and $2 billion in 2019. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and employee stock options exercises. Our financing activities also include repurchases of common stock, payment of dividends and debt repayments.
Dividends. On March 4, 2020, our board of directors declared an increased quarterly dividend of $1.10 per share, the 23rd consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.02 per share in March 2019. Cash dividends paid were $1.2 billion in 2020 and 2019.
Share Repurchases. Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $587 and $231 in 2020 and 2019, respectively, to repurchase our outstanding shares. On December 31, 2020, 12.3 million shares remained authorized by our board of directors for repurchase, representing 4.3% of our total shares outstanding.
Debt and Commercial Paper Issuances and Repayments. In March 2020, we issued $4 billion of fixed-rate notes. The proceeds were used to repay $2.5 billion of fixed- and floating-rate notes that matured in May 2020 and for general corporate purposes, including the repayment of a portion of the borrowings under our commercial paper program.
Fixed- and floating-rate notes totaling $2.5 billion mature in May 2021, and an additional $500 of fixed-rate notes mature in July 2021. We currently plan to repay these notes using a combination of cash on hand and the issuance of commercial paper. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note K to the Consolidated Financial Statements in Item 8.
On December 31, 2020, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.

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

Year Ended December 31	2020	2019	2018	2017	2016
Net cash provided by operating activities	$3,858	$2,981	$3,148	$3,876	$2,163
Capital expenditures	(967)	(987)	(690)	(428)	(392)
Free cash flow from operations	$2,891	$1,994	$2,458	$3,448	$1,771
Cash flows as a percentage of earnings from continuing operations:
Net cash provided by operating activities	122%	86%	94%	133%	81%
Free cash flow from operations	91%	57%	73%	118%	66%
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
ROIC is calculated as follows:

Year Ended December 31	2020	2019	2018	2017	2016
Earnings from continuing operations	$3,167	$3,484	$3,358	$2,912	$2,679
After-tax interest expense	386	373	295	76	64
After-tax amortization expense	280	287	258	51	57
Net operating profit after taxes	$3,833	$4,144	$3,911	$3,039	$2,800
Average invested capital	$32,431	$29,620	$25,367	$18,099	$17,168
Return on invested capital	11.8%	14.0%	15.4%	16.8%	16.3%
*2017 earnings from continuing operations and 2017 and 2018 average invested capital have not been restated for the retrospective application of a change in accounting principle related to the amortization of actuarial gains and losses for our qualified U.S. government pension plans, which we adopted in the fourth quarter of 2020 as discussed in Note T to the Consolidated Financial Statements in Item 8.

ADDITIONAL FINANCIAL INFORMATION
OFF-BALANCE SHEET ARRANGEMENTS
On December 31, 2020, we had no material off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
The following tables present information about our contractual obligations and commercial commitments on December 31, 2020:

		Payments Due by Period
Contractual Obligations	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Debt (a)	$16,501	$3,389	$2,884	$2,508	$7,720
Operating leases	1,710	298	444	263	705
Finance leases	396	87	124	40	145
Purchase obligations (b)	38,090	17,019	15,111	4,655	1,305
Other long-term liabilities (c)	26,892	4,188	3,479	2,596	16,629
	$83,589	$24,981	$22,042	$10,062	$26,504
(a)Includes scheduled interest payments. See Note K to the Consolidated Financial Statements in Item 8 for a discussion of long-term debt.
(b)Includes amounts committed under legally enforceable agreements for goods and services with defined terms as to quantity, price and timing of delivery. This amount includes $36.2 billion of purchase obligations for products and services to be delivered under firm government contracts under which we would expect full recourse under normal contract termination clauses.
(c)Represents other long-term liabilities on our Consolidated Balance Sheet, including the current portion of these liabilities. The projected timing of cash flows associated with these obligations is based on management’s estimates, which are based largely on historical experience. This amount also includes all liabilities under our defined benefit retirement plans. See Note R to the Consolidated Financial Statements in Item 8 for information regarding these liabilities and the plan assets available to satisfy them.

		Amount of Commitment Expiration by Period
Commercial Commitments	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Letters of credit and guarantees*	$1,402	$771	$336	$199	$96
Aircraft trade-in options*	339	16	236	87	—
	$1,741	$787	$572	$286	$96
*See Note O to the Consolidated Financial Statements in Item 8 for a discussion of letters of credit and aircraft trade-in options.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates including most pervasively those related to various assumptions and projections for our long-term contracts and programs. Other significant estimates include those related to goodwill and intangible assets, income taxes, pension and other post-retirement benefits, workers’ compensation, warranty obligations and litigation contingencies. We employ judgment in making our estimates, but they are based on historical experience, currently available information and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates. We believe our judgment is applied consistently and produces financial information that fairly depicts the results of operations for all periods presented.

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
Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
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
As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates regularly. Our estimates at the end of the year included impacts from the disruptions caused by COVID-19. Given the uncertainties around the pandemic, including its duration and potential future disruptions to our supply chain or workforce, it is reasonably possible that the actual impact of the pandemic on contract costs could be materially different than our current estimates. The United States and some other governments have taken steps to provide relief. Where our customer has agreed to reimburse certain costs, such as provided for by the

Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), we have included those recoveries in our estimates of revenue. To the extent the U.S. government provides for reimbursement of additional costs through legislation and the DoD has available funds, we will seek reimbursement as appropriate.
We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $283 ($0.78) in 2020 and $271 ($0.74) in 2019. No adjustment on any one contract was material to the Consolidated Financial Statements in 2020 or 2019.
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
Reorganization of Operating Segments and Composition of Reporting Units. Effective December 31, 2020, for segment reporting purposes, we reorganized our Information Technology and Mission Systems operating segments into a single segment: Technologies. This reorganization reflects our evolving strategic focus on the combined capabilities of the businesses to meet the customer demand for large-scale, end-to-end highly engineered solutions. Our company now has four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments.
This reorganization similarly changed the composition of our reporting units. Accordingly, goodwill of the Information Technology and Mission Systems reporting units was combined and assigned to the Technologies reporting unit. We performed goodwill impairment assessments immediately prior to and following the change. The results indicated that no impairment existed at the former Information Technology and Mission Systems reporting units prior to the change and the Technologies reporting unit following the change.
Long-lived Assets and Goodwill. We review long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We assess the recoverability of the carrying value of assets held for use based on a review of undiscounted projected cash flows. Impairment losses, where identified, are measured as the excess of the carrying value of the long-lived assets over the estimated fair value as determined by discounted cash flows.
The COVID-19 pandemic has caused significant disruptions to national and global economies and government activities, which has impacted our businesses. As of the end of the year, we have not identified a triggering event requiring an impairment test for our goodwill, intangibles or other long-lived assets. In our Aerospace segment, which has experienced a more significant impact from the pandemic, we do not believe the impact represents a longer-term change that would indicate that the carrying value of the segment’s intangibles and long-lived assets may not be recoverable or that the Aerospace reporting unit’s estimated fair value has been significantly affected.

Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. We review goodwill for impairment annually at each of our reporting units or when circumstances indicate that the likelihood of an impairment is greater than 50%. Such circumstances include a significant adverse change in the business climate for one of our reporting units or a decision to dispose of a reporting unit or a significant portion of a reporting unit. Our reporting units are consistent with our operating segments in Note S to the Consolidated Financial Statements in Item 8. We use both qualitative and quantitative approaches when testing goodwill for impairment. When determining the approach to be used, we consider the current facts and circumstances of each reporting unit as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessments. Our qualitative approach evaluates the business environment and various events impacting the reporting unit including, but not limited to, macroeconomic conditions, changes in the business environment and reporting unit-specific events. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is determined to be necessary, we compare the fair value of a reporting unit to its carrying value and, if necessary, recognize an impairment loss for the amount by which the carrying value exceeds the reporting unit’s fair value.
Our estimate of fair value is based primarily on the discounted cash flows of the underlying operations and requires the use of judgment by management. The process requires numerous assumptions, including the timing of work embedded in our backlog, our performance and profitability under our contracts, our success in securing future business, the appropriate risk-adjusted interest rate used to discount the projected cash flows, and terminal value growth rates applied to the final year of projected cash flows. Due to the variables inherent in our estimates of fair value, differences in assumptions may have a material effect on the result of our impairment analysis. To assess the reasonableness of our discounted cash flows, we compare the sum of our reporting units’ fair value to our market capitalization. Additionally, we evaluate the reasonableness of each reporting unit’s fair value by comparing the fair value to comparable peer companies and recent comparable market transactions.
As of December 31, 2020, we completed qualitative assessments for our Aerospace, Marine Systems and Combat Systems reporting units as the estimated fair values of each of these reporting units significantly exceeded the respective carrying values based on our most recent quantitative assessments, which were performed as of December 31, 2018. Our qualitative assessments, including consideration of the impact of the COVID-19 pandemic, did not present indicators of impairment for these reporting units. As of December 31, 2020, we completed a quantitative assessment for our Technologies reporting unit, and the fair value was well in excess of its carrying value.
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
Retirement Plans. Our pension and other post-retirement benefit costs and obligations depend on several assumptions and estimates. The key assumption is the interest rates used to discount estimated future liabilities. We base the discount rates on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period.

Retirement plan assumptions, including the discount rates, are based on our best judgment, including consideration of current and future market conditions. In the event any of the assumptions change, pension and other post-retirement benefit cost could increase or decrease. For further discussion about our retirement plan assumptions, see Note R to the Consolidated Financial Statements in Item 8.
As described under Other Contract Costs in Note A to the Consolidated Financial Statements in Item 8, our contractual arrangements with the U.S. government provide for the recovery of benefit costs for our government retirement plans. We have elected to defer recognition of the benefit costs until such costs can be allocated to contracts. Therefore, the impact of annual changes in financial reporting assumptions on the retirement benefit cost for these plans does not immediately affect our operating results.
Accounting Standards Updates. See Note A to the Consolidated Financial Statements in Item 8 for information regarding the accounting standard we adopted in 2020 and other new accounting standards that have been issued by the Financial Accounting Standards Board (FASB) but are not effective until after December 31, 2020.

GUARANTOR FINANCIAL INFORMATION
The fixed- and floating-rate notes described in Note K to the Consolidated Financial Statements in Item 8, issued by General Dynamics Corporation (the parent), are fully and unconditionally guaranteed on an unsecured, joint and several basis by several of the parent’s 100%-owned subsidiaries (the guarantors). The guarantee of each guarantor ranks equally in right of payment with all other existing and future senior unsecured indebtedness of such guarantor. A listing of the guarantors is included in an exhibit to this Form 10-K.
Because the parent is a holding company, its cash flow and ability to service its debt, including the fixed- and floating-rate notes, depends on the performance of its subsidiaries and the ability of those subsidiaries to distribute cash to the parent, whether by dividends, loans or otherwise. Holders of the fixed- and floating-rate notes have a direct claim only against the parent and the guarantors.
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

STATEMENT OF EARNINGS INFORMATION

Year Ended December 31	2020
Revenue	$13,065
Operating costs and expenses, excluding G&A	(11,190)
Net Earnings	738
BALANCE SHEET INFORMATION

	December 31, 2020	December 31, 2019
Cash and equivalents	$1,952	$606
Other current assets	2,894	2,875
Noncurrent assets	3,082	2,549
Total assets	$7,928	$6,030

Short-term debt and current portion of long-term debt	$2,998	$2,497
Other current liabilities	2,944	2,642
Long-term debt	9,922	8,965
Other noncurrent liabilities	5,645	5,772
Total liabilities	$21,509	$19,876
The summarized balance sheet information presented above includes the funded status of the company’s primary qualified U.S. government pension plans as the parent has the ultimate obligation for the plans.

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
We had notional forward exchange and interest rate swap contracts outstanding of $9.4 billion and $5 billion on December 31, 2020 and 2019, respectively. A 10% unfavorable rate movement in our portfolio of forward exchange and interest rate swap contracts would have resulted in the following hypothetical, incremental pretax gains (losses):

(Dollars in millions)	2020	2019
Recognized	$44	$60
Unrecognized	(344)	(161)
Foreign Currency Risk. Our exchange-rate sensitivity relates primarily to changes in the Canadian dollar, euro and Swiss franc exchange rates. While the hypothetical, incremental pretax losses in the table above have increased significantly from 2019, we do not believe this represents a meaningful increase in our risk profile as these losses and gains would be offset by corresponding gains and losses in the remeasurement of the underlying transactions being hedged. We believe these foreign currency forward exchange contracts and the offsetting underlying commitments, when taken together, do not create material market risk.

Interest Rate Risk. Our financial instruments subject to interest rate risk include fixed- and floating-rate long-term debt obligations. On December 31, 2020, we had $12.5 billion par value of fixed-rate debt and $500 of floating-rate notes. Our fixed-rate debt obligations are not putable, and we do not trade these securities in the market. A 10% unfavorable interest rate movement would not have a material impact on the fair value of our fixed-rate debt. As described in Note K to the Consolidated Financial Statements in Item 8, we entered into derivative financial instruments, specifically interest rate swap contracts, to eliminate our floating-rate interest risk.
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2020 and 2019, we held $2.8 billion and $902 in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On December 31, 2020 and 2019, we held marketable securities in trust of $211 and $207, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF EARNINGS

	Year Ended December 31
(Dollars in millions, except per-share amounts)	2020	2019*	2018*
Revenue:
Products	$22,188	$23,130	$20,149
Services	15,737	16,220	16,044
	37,925	39,350	36,193
Operating costs and expenses:
Products	(18,192)	(18,611)	(15,926)
Services	(13,408)	(13,752)	(13,610)
General and administrative (G&A)	(2,192)	(2,417)	(2,263)
	(33,792)	(34,780)	(31,799)
Operating earnings	4,133	4,570	4,394
Other, net	82	92	47
Interest, net	(477)	(460)	(356)
Earnings from continuing operations before income tax	3,738	4,202	4,085
Provision for income tax, net	(571)	(718)	(727)
Earnings from continuing operations	3,167	3,484	3,358
Discontinued operations, net of tax provision of $13 in 2018	—	—	(13)
Net earnings	$3,167	$3,484	$3,345

Earnings per share
Basic:
Continuing operations	$11.04	$12.09	$11.37
Discontinued operations	—	—	(0.04)
Net earnings	$11.04	$12.09	$11.33
Diluted:
Continuing operations	$11.00	$11.98	$11.22
Discontinued operations	—	—	(0.04)
Net earnings	$11.00	$11.98	$11.18
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
*Prior-period information has been restated for the retrospective application of a change in accounting principle related to the amortization of actuarial gains and losses for our qualified U.S. government pension plans, which we adopted in the fourth quarter of 2020. For further discussion of this change in accounting principle, see Note T to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Year Ended December 31
(Dollars in millions)	2020	2019*	2018*
Net earnings	$3,167	$3,484	$3,345
Gains on cash flow hedges	366	97	36
Foreign currency translation adjustments	353	186	(300)
Change in retirement plans’ funded status	(453)	(857)	(45)
Other comprehensive income (loss), pretax	266	(574)	(309)
Benefit for income tax, net	2	156	1
Other comprehensive income (loss), net of tax	268	(418)	(308)
Comprehensive income	$3,435	$3,066	$3,037
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
*Prior-period information has been restated for the retrospective application of a change in accounting principle related to the amortization of actuarial gains and losses for our qualified U.S. government pension plans, which we adopted in the fourth quarter of 2020. For further discussion of this change in accounting principle, see Note T to the Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	December 31
(Dollars in millions)	2020	2019*

ASSETS
Current assets:
Cash and equivalents	$2,824	$902
Accounts receivable	3,161	3,544
Unbilled receivables	8,024	7,857
Inventories	5,745	6,306
Other current assets	1,789	1,679
Total current assets	21,543	20,288
Noncurrent assets:
Property, plant and equipment, net	5,100	4,475
Intangible assets, net	2,117	2,315
Goodwill	20,053	19,677
Other assets	2,495	2,594
Total noncurrent assets	29,765	29,061
Total assets	$51,308	$49,349

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$3,003	$2,920
Accounts payable	2,952	3,162
Customer advances and deposits	6,276	7,148
Other current liabilities	3,733	3,571
Total current liabilities	15,964	16,801
Noncurrent liabilities:
Long-term debt	9,995	9,010
Other liabilities	9,688	9,560
Commitments and contingencies (see Note O)
Total noncurrent liabilities	19,683	18,570
Shareholders’ equity:
Common stock	482	482
Surplus	3,124	3,039
Retained earnings	33,498	31,633
Treasury stock	(17,893)	(17,358)
Accumulated other comprehensive loss	(3,550)	(3,818)
Total shareholders’ equity	15,661	13,978
Total liabilities and shareholders’ equity	$51,308	$49,349
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
*Prior-period information has been restated for the retrospective application of a change in accounting principle related to the amortization of actuarial gains and losses for our qualified U.S. government pension plans, which we adopted in the fourth quarter of 2020. For further discussion of this change in accounting principle, see Note T to the Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
(Dollars in millions)	2020	2019	2018
Cash flows from operating activities - continuing operations:
Net earnings	$3,167	$3,484	$3,345
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	523	466	436
Amortization of intangible and finance lease right-of-use assets	355	363	327
Equity-based compensation expense	128	133	140
Deferred income tax (benefit) provision	(127)	92	(3)
Discontinued operations, net of tax	—	—	13
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	371	176	417
Unbilled receivables	(116)	(1,303)	(800)
Inventories	502	(376)	(591)
Other current assets	208	8	310
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(215)	6	(197)
Customer advances and deposits	(707)	(105)	36
Other, net	(231)	37	(285)
Net cash provided by operating activities	3,858	2,981	3,148
Cash flows from investing activities:
Capital expenditures	(967)	(987)	(690)
Business acquisitions, net of cash acquired	(203)	(19)	(10,099)
Proceeds from sales of assets	171	14	562
Other, net	25	(2)	(7)
Net cash used by investing activities	(974)	(994)	(10,234)
Cash flows from financing activities:
Proceeds from fixed-rate notes	3,960	—	6,461
Repayment of fixed-rate notes	(2,000)	—	—
Dividends paid	(1,240)	(1,152)	(1,075)
Purchases of common stock	(587)	(231)	(1,769)
Repayment of floating-rate notes	(500)	—	—
(Repayment of) proceeds from credit facility, net	(441)	291	122
Proceeds from commercial paper, gross (maturities greater than 3 months)	420	—	—
Repayment of commercial paper, gross (maturities greater than 3 months)	(420)	—	—
(Repayment of) proceeds from commercial paper, net	—	(850)	850
Proceeds from floating-rate notes	—	—	1,000
Repayment of CSRA accounts receivable purchase agreement	—	—	(450)
Other, net	(95)	(55)	(53)
Net cash (used) provided by financing activities	(903)	(1,997)	5,086
Net cash used by discontinued operations	(59)	(51)	(20)
Net increase (decrease) in cash and equivalents	1,922	(61)	(2,020)
Cash and equivalents at beginning of year	902	963	2,983
Cash and equivalents at end of year	$2,824	$902	$963
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2017 (a)	$482	$2,872	$26,509	$(15,543)	$(2,519)	$11,801
Cumulative-effect adjustments (a) (b)	—	—	573	—	(573)	—
Net earnings	—	—	3,345	—	—	3,345
Cash dividends declared	—	—	(1,101)	—	—	(1,101)
Equity-based awards	—	74	—	105	—	179
Shares purchased	—	—	—	(1,806)	—	(1,806)
Other comprehensive loss (a)	—	—	—	—	(308)	(308)
December 31, 2018 (a)	482	2,946	29,326	(17,244)	(3,400)	12,110
Net earnings	—	—	3,484	—	—	3,484
Cash dividends declared	—	—	(1,177)	—	—	(1,177)
Equity-based awards	—	93	—	70	—	163
Shares purchased	—	—	—	(184)	—	(184)
Other comprehensive loss (a)	—	—	—	—	(418)	(418)
December 31, 2019 (a)	482	3,039	31,633	(17,358)	(3,818)	13,978
Cumulative-effect adjustment (c)	—	—	(37)	—	—	(37)
Net earnings	—	—	3,167	—	—	3,167
Cash dividends declared	—	—	(1,265)	—	—	(1,265)
Equity-based awards	—	85	—	67	—	152
Shares purchased	—	—	—	(602)	—	(602)
Other comprehensive income	—	—	—	—	268	268
December 31, 2020	$482	$3,124	$33,498	$(17,893)	$(3,550)	$15,661
The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.
(a)Prior-period information has been restated for the retrospective application of a change in accounting principle related to the amortization of actuarial gains and losses for our qualified U.S. government pension plans, which we adopted in the fourth quarter of 2020. For further discussion of this change in accounting principle, see Note T to the Consolidated Financial Statements.
(b)Reflects the cumulative effects of Accounting Standards Update (ASU) 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which we adopted on January 1, 2018.
(c)Reflects the cumulative effect of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020. See Note A for additional details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per-share amounts or unless otherwise noted)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization. General Dynamics is a global aerospace and defense company that offers a broad portfolio of products and services in business aviation; ship construction and repair; land combat vehicles, weapons systems and munitions; and technology products and services.
Effective December 31, 2020, for segment reporting purposes, we reorganized our Information Technology and Mission Systems operating segments into a single segment: Technologies. This reorganization reflects our evolving strategic focus on the combined capabilities of the businesses to meet the customer demand for large-scale, end-to-end highly engineered solutions. Our company now has four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments. Prior-period segment information has been restated for this change.
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
Use of Estimates and Other Uncertainties. The Coronavirus (COVID-19) pandemic has caused significant disruptions to national and global economies and government activities. Our businesses have been designated as critical infrastructure by the U.S. government and many non-U.S. governments and, as such, are required to stay open. Within our Aerospace segment, quarantine and travel restrictions in connection with the pandemic have impacted the timing of aircraft deliveries, and the economic consequences of COVID-19 have impacted demand. Our defense business has also experienced disruptions, such as customer site closures, travel restrictions and social distancing requirements, which have impacted contract execution. We have instituted various initiatives throughout the company as part of our business continuity programs, and we continue to work to mitigate risk when disruptions occur. While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the pandemic’s duration and its broader impact.
The nature of our business requires that we make estimates and assumptions in accordance with U.S. generally accepted accounting principles (GAAP). These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. We base our estimates on historical experience, currently available information and various other assumptions that we believe are reasonable under the circumstances. The COVID-19 pandemic has impacted these estimates and assumptions and will continue to do so. The accounting for long-term contracts requires the use of estimates (see Note B). Our estimates at the end of the year included impacts from the disruptions caused by COVID-19. Given the uncertainties around the pandemic, including its duration and potential future disruptions to our supply chain or workforce, it is reasonably possible that the actual impact of the pandemic on contract costs could be materially different than our current estimates. The United States and some other governments have taken steps to provide relief. Where our customer has agreed to reimburse certain costs, such as provided for by the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), we have included those recoveries in our estimates of revenue. To the extent the U.S. government provides for reimbursement of additional costs through legislation and the U.S. Department of Defense (DoD) has available funds, we will seek reimbursement as appropriate.
Change in Accounting Principle. In the fourth quarter of 2020, we retrospectively changed our accounting method related to the amortization of actuarial gains and losses for our qualified U.S. government pension plans that impacted our prior-period financial statements. See Note T for further discussion of this change in accounting principle.
Discontinued Operations, Net of Tax. On April 3, 2018, we completed our acquisition of CSRA, Inc. (CSRA). See Note C for further discussion of the acquisition. In the third quarter of 2018, we disposed of CSRA operations to address an organizational conflict of interest with respect to services provided to a government customer. In accordance with GAAP, the sale did not result in a gain for financial reporting purposes. However, the sale generated a taxable gain, resulting in tax expense of $13.
Research and Development Expenses. Company-sponsored research and development (R&D) expenses, including Aerospace product-development costs, were $374 in 2020, $466 in 2019 and $502 in 2018. R&D expenses have trended downward over the three-year period with the completion of the G500 and G600 aircraft test programs, offset partially by increased activities associated with the development of the new G700 aircraft model. R&D expenses are included in operating costs and expenses in the Consolidated Statement of Earnings in the period in which they are incurred. Customer-sponsored R&D expenses are charged directly to the related contracts.
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
Interest, Net. Net interest expense consisted of the following:

Year Ended December 31	2020	2019	2018
Interest expense	$489	$472	$374
Interest income	(12)	(12)	(18)
Interest expense, net	$477	$460	$356
The increase in 2019 is due primarily to the impact of financing the CSRA acquisition, including the issuance of $7.5 billion of fixed- and floating-rate notes in the second quarter of 2018. See Note K for additional information regarding our debt obligations, including interest rates.

Cash and Equivalents and Investments in Debt and Equity Securities. We consider securities with a maturity of three months or less to be cash equivalents. Our cash balances are invested primarily in time deposits rated A-/A3 or higher. Our investments in other securities are included in other current and noncurrent assets on the Consolidated Balance Sheet. We report our equity securities at fair value with subsequent changes in fair value recognized in net earnings. We report our available-for-sale debt securities at fair value with unrealized gains and losses recognized as a component of other comprehensive income in the Consolidated Statement of Comprehensive Income. We had no trading or held-to-maturity debt securities on December 31, 2020 or 2019. See Note E for additional information regarding our investments in debt and equity securities.
Other Contract Costs. Other contract costs represent amounts that are not currently allocable to government contracts, such as a portion of our estimated workers’ compensation obligations, other insurance-related assessments, pension and other post-retirement benefits, and environmental expenses. These costs will become allocable to contracts generally after they are paid. We have elected to defer these costs in other current assets on the Consolidated Balance Sheet until they can be allocated to contracts. We expect to recover these costs through ongoing business, including existing backlog and probable follow-on contracts. We regularly assess the probability of recovery of these costs. If the backlog in the future does not support the continued deferral of these costs, the profitability of our remaining contracts could be adversely affected. Other contract costs on December 31, 2020 and 2019, were $499 and $652, respectively.
Long-lived Assets and Goodwill. We review long-lived assets, including intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We assess the recoverability of the carrying value of assets held for use based on a review of undiscounted projected cash flows. Impairment losses, where identified, are measured as the excess of the carrying value of the long-lived assets over the estimated fair value as determined by discounted cash flows.
The COVID-19 pandemic has caused significant disruptions to national and global economies and government activities, which has impacted our businesses. As of the end of the year, we have not identified a triggering event requiring an impairment test for our goodwill, intangibles or other long-lived assets. In our Aerospace segment, which has experienced a more significant impact from the pandemic, we do not believe the impact represents a longer-term change that would indicate that the carrying value of the segment’s intangibles and long-lived assets may not be recoverable or that the Aerospace reporting unit’s estimated fair value has been significantly affected.
Goodwill represents the purchase price paid in excess of the fair value of net tangible and intangible assets acquired in a business combination. We review goodwill for impairment annually at each of our reporting units or when circumstances indicate that the likelihood of an impairment is greater than 50%. Our reporting units are consistent with our operating segments in Note S. We use both qualitative and quantitative approaches when testing goodwill for impairment. When determining the approach to be used, we consider the current facts and circumstances of each reporting unit as well as the excess of each reporting unit’s estimated fair value over its carrying value based on our most recent quantitative assessments. Our qualitative approach evaluates the business environment and various events impacting the reporting unit including, but not limited to, macroeconomic conditions, changes in the business environment and reporting unit-specific events. If, based on the qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying value, then a quantitative assessment is not necessary. However, if a quantitative assessment is determined to be necessary, we compare the fair value of a reporting unit to its carrying value and, if necessary, recognize an impairment loss for the amount by which the carrying value exceeds the reporting unit’s fair value. Our estimate of fair value is based primarily on the discounted cash flows of the underlying operations.
As of December 31, 2020, we completed qualitative assessments for our Aerospace, Marine Systems and Combat Systems reporting units as the estimated fair values of each of these reporting units significantly exceeded the respective carrying values based on our most recent quantitative assessments, which were performed as of December 31, 2018. Our qualitative assessments, including consideration of the impact of the COVID-19 pandemic, did not present indicators of impairment for these reporting units.
Effective December 31, 2020, we reorganized our Information Technology and Mission Systems operating segments into a single segment: Technologies. This reorganization similarly changed the composition of our reporting units. Accordingly, goodwill of the Information Technology and Mission Systems reporting units was combined and assigned to the Technologies reporting unit. We performed goodwill impairment assessments immediately prior to the change, and the results indicated that no impairment existed at the former Information Technology and Mission Systems reporting units. As of December 31, 2020, we completed a quantitative assessment for our Technologies reporting unit, and the fair value was well in excess of its carrying value. For a summary of our goodwill by reporting unit, see Note C.
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
There are other accounting standards that have been issued by the Financial Accounting Standards Board (FASB) but are not effective until after December 31, 2020. These standards are not expected to have a material impact on our results of operations, financial condition or cash flows.

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 77% of our revenue in 2020, 73% in 2019 and 74% in 2018. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 23% of our revenue in 2020, 27% in 2019 and 26% in 2018. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On December 31, 2020, we had $89.5 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 35% of our remaining performance obligations as revenue in 2021, an additional 30% by 2023 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Year Ended December 31	2020	2019	2018
Revenue	$389	$342	$377
Operating earnings	283	271	345
Diluted earnings per share	$0.78	$0.74	$0.91
No adjustment on any one contract was material to the Consolidated Financial Statements in 2020, 2019 or 2018.
Revenue by Category. Our portfolio of products and services consists of approximately 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.
Revenue by major products and services was as follows:

Year Ended December 31	2020	2019	2018
Aircraft manufacturing	$6,115	$7,541	$6,262
Aircraft services and completions	1,960	2,260	2,193
Total Aerospace	8,075	9,801	8,455
Nuclear-powered submarines	6,938	6,254	5,712
Surface ships	2,055	1,912	1,872
Repair and other services	986	1,017	918
Total Marine Systems	9,979	9,183	8,502
Military vehicles	4,687	4,620	4,027
Weapons systems, armament and munitions	1,991	1,906	1,798
Engineering and other services	545	481	416
Total Combat Systems	7,223	7,007	6,241
Information technology (IT) services	7,892	8,422	8,269
C4ISR* solutions	4,756	4,937	4,726
Total Technologies	12,648	13,359	12,995
Total revenue	$37,925	$39,350	$36,193
*Command, control, communications, computers, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Year Ended December 31, 2020	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$7,402	$6,924	$6,159	$5,794	$26,279
Cost-reimbursement	—	3,045	997	5,300	9,342
Time-and-materials	673	10	67	1,554	2,304
Total revenue	$8,075	$9,979	$7,223	$12,648	$37,925
Year Ended December 31, 2019
Fixed-price	$8,949	$6,331	$6,049	$6,344	$27,673
Cost-reimbursement	—	2,839	894	5,263	8,996
Time-and-materials	852	13	64	1,752	2,681
Total revenue	$9,801	$9,183	$7,007	$13,359	$39,350
Year Ended December 31, 2018
Fixed-price	$7,600	$5,493	$5,406	$6,107	$24,606
Cost-reimbursement	—	3,004	800	5,283	9,087
Time-and-materials	855	5	35	1,605	2,500
Total revenue	$8,455	$8,502	$6,241	$12,995	$36,193
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

Revenue by customer was as follows:

Year Ended December 31, 2020	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$394	$9,656	$3,813	$6,977	$20,840
Non-DoD	—	9	12	4,705	4,726
Foreign Military Sales (FMS)	119	206	366	46	737
Total U.S. government	513	9,871	4,191	11,728	26,303
U.S. commercial	4,268	97	254	272	4,891
Non-U.S. government	221	9	2,704	551	3,485
Non-U.S. commercial	3,073	2	74	97	3,246
Total revenue	$8,075	$9,979	$7,223	$12,648	$37,925
Year Ended December 31, 2019
U.S. government:
DoD	$305	$8,837	$3,695	$7,027	$19,864
Non-DoD	88	2	13	5,151	5,254
FMS	105	188	340	56	689
Total U.S. government	498	9,027	4,048	12,234	25,807
U.S. commercial	5,270	142	229	327	5,968
Non-U.S. government	399	9	2,663	673	3,744
Non-U.S. commercial	3,634	5	67	125	3,831
Total revenue	$9,801	$9,183	$7,007	$13,359	$39,350
Year Ended December 31, 2018
U.S. government:
DoD	$236	$8,098	$2,903	$6,437	$17,674
Non-DoD	—	2	8	5,296	5,306
FMS	98	145	317	66	626
Total U.S. government	334	8,245	3,228	11,799	23,606
U.S. commercial	3,983	245	251	301	4,780
Non-U.S. government	546	10	2,698	743	3,997
Non-U.S. commercial	3,592	2	64	152	3,810
Total revenue	$8,455	$8,502	$6,241	$12,995	$36,193
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the year ended December 31, 2020, were not materially impacted by any other factors.
Revenue recognized in 2020, 2019 and 2018 that was included in the contract liability balance at the beginning of each year was $3.8 billion, $4.5 billion and $4.3 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. ACQUISITIONS AND DIVESTITURES, GOODWILL, AND INTANGIBLE ASSETS
Acquisitions and Divestitures
In 2020, we acquired three businesses in our Aerospace segment and two businesses in our Combat Systems segment for an aggregate of approximately $205.
In 2019, we acquired two businesses in our Aerospace segment and a business in our Technologies segment for an aggregate of approximately $20.
In 2018, in addition to the acquisition of CSRA (described below), we acquired three businesses in our Aerospace segment, a business in our Combat Systems segment and a business in our Technologies segment for an aggregate of approximately $400.
The operating results of these acquisitions have been included with our reported results since the respective closing dates. The purchase prices of the acquisitions have been allocated to the estimated fair value of net tangible and intangible assets acquired, with any excess purchase price recorded as goodwill.
In 2020, we completed the sale of a business in our Aerospace segment and two businesses in our Technologies segment, one of which was classified as held for sale on the Consolidated Balance Sheet on December 31, 2019. In 2019, we completed the sale of a business in our Technologies segment that was classified as held for sale on the Consolidated Balance Sheet on December 31, 2018. In 2018, we completed the sale of three businesses in our Technologies segment: a commercial health products business, CSRA operations that we were required by a government customer to dispose of to address an organizational conflict of interest with respect to services provided to the customer and a public-facing contact-center business.
CSRA Acquisition
On April 3, 2018, we acquired 100% of the outstanding shares of CSRA for $41.25 per share in cash plus the assumption of outstanding net debt. CSRA is a provider of IT solutions to the defense, intelligence and federal civilian markets and is included in our Technologies segment.
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
Pro Forma Information (Unaudited). The following pro forma information presents our consolidated revenue and earnings from continuing operations as if the acquisition of CSRA and the related financing transactions had occurred on January 1, 2017:

Year Ended December 31	2018
Revenue	$37,534
Earnings from continuing operations	3,390
Diluted earnings per share from continuing operations	$11.33
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

Goodwill
The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Information Technology	Mission Systems	Technologies	Total Goodwill
December 31, 2018 (a)	$2,813	$297	$2,633	$9,622	$4,229	$—	$19,594
Acquisitions/divestitures (b)	3	—	15	77	6	—	101
Other (c)	15	—	33	1	(67)	—	(18)
December 31, 2019 (a)	2,831	297	2,681	9,700	4,168	—	19,677
Acquisitions (b)	72	—	65	—	—	—	137
Other (c)	162	—	40	46	(9)	—	239
Change in reporting unit composition (d)	—	—	—	(9,746)	(4,159)	13,905	—
December 31, 2020 (e)	$3,065	$297	$2,786	$—	$—	$13,905	$20,053
(a)Goodwill in the Information Technology and Mission Systems reporting units is net of $536 and $1.3 billion of accumulated impairment losses, respectively.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation and for the allocation of goodwill to operations classified as held for sale.
(d)Effective December 31, 2020, we reorganized our Information Technology and Mission Systems operating segments into a single Technologies segment. See Note A for additional information regarding the segment reorganization. This reorganization similarly changed the composition of our reporting units. Accordingly, goodwill of the Information Technology and Mission Systems reporting units was combined and assigned to the Technologies reporting unit.
(e)Goodwill in the Technologies reporting unit is net of $1.8 billion of accumulated impairment losses.
Intangible Assets
Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
December 31	2020			2019
Contract and program intangible assets (b)	$3,399	$(1,600)	$1,799	$3,776	$(1,779)	$1,997
Trade names and trademarks	516	(229)	287	474	(195)	279
Technology and software	134	(106)	28	164	(126)	38
Other intangible assets	161	(158)	3	159	(158)	1
Total intangible assets	$4,210	$(2,093)	$2,117	$4,573	$(2,258)	$2,315
(a)Changes in gross carrying amounts consist primarily of adjustments for write-offs of fully amortized intangible assets, acquired intangible assets and foreign currency translation.
(b)Consists of acquired backlog and probable follow-on work and associated customer relationships.
We did not recognize any impairments of our intangible assets in 2020, 2019 or 2018. The amortization lives (in years) of our intangible assets on December 31, 2020, were as follows:

Intangible Asset	Range of Amortization Life
Contract and program intangible assets	7-30
Trade names and trademarks	30
Technology and software	5-15
Other intangible assets	7

Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $261 in 2020, $277 in 2019 and $270 in 2018. We expect to record annual amortization expense over the next five years as follows:

Year Ended December 31	Amortization Expense
2021	$221
2022	197
2023	180
2024	170
2025	162

D. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased in 2020 and 2019 due to share repurchases. See Note M for further discussion of our share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).
Basic and diluted weighted average shares outstanding were as follows (in thousands):

Year Ended December 31	2020	2019	2018
Basic weighted average shares outstanding	286,922	288,286	295,262
Dilutive effect of stock options and restricted stock/RSUs*	991	2,550	3,898
Diluted weighted average shares outstanding	287,913	290,836	299,160
*Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the year and, therefore, the effect of including these options would be antidilutive. These options totaled 7,159 in 2020, 4,985 in 2019 and 3,143 in 2018.

E. FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between marketplace participants. Various valuation approaches can be used to determine fair value, each requiring different valuation inputs. The following hierarchy classifies the inputs used to determine fair value into three levels:
•Level 1 - quoted prices in active markets for identical assets or liabilities.
•Level 2 - inputs, other than quoted prices, observable by a marketplace participant either directly or indirectly.
•Level 3 - unobservable inputs significant to the fair value measurement.
We did not have any significant non-financial assets or liabilities measured at fair value on December 31, 2020 or 2019.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on December 31, 2020 and 2019, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	December 31, 2020
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$19	$19	$17	$2	$—
Available-for-sale debt securities	134	134	—	134	—
Equity securities	58	58	58	—	—
Other investments	9	9	—	—	9
Cash flow hedges	419	419	—	419	—
Measured at amortized cost:
Short- and long-term debt principal	(13,117)	(14,606)	—	(14,606)	—

	December 31, 2019
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$24	$24	$11	$13	$—
Available-for-sale debt securities	129	129	—	129	—
Equity securities	54	54	54	—	—
Other investments	4	4	—	—	4
Cash flow hedges	26	26	—	26	—
Measured at amortized cost:
Short- and long-term debt principal	(12,005)	(12,339)	—	(12,339)	—
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

F. INCOME TAXES
Income Tax Provision. We calculate our provision for federal, state and foreign income taxes based on current tax law. The following is a summary of our net provision for income taxes for continuing operations:

Year Ended December 31	2020	2019	2018
Current:
U.S. federal	$558	$471	$587
State	8	36	48
Foreign	132	119	95
Total current	698	626	730
Deferred:
U.S. federal	(130)	49	(37)
State	(2)	1	8
Foreign	5	42	26
Total deferred	(127)	92	(3)
Provision for income taxes, net	$571	$718	$727
Net income tax payments	$764	$572	$532
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
The reconciliation from the statutory federal income tax rate to our effective income tax rate follows:

Year Ended December 31	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
Domestic tax credits	(4.6)	(2.0)	(1.1)
Equity-based compensation	(0.2)	(1.1)	(1.1)
Contract close-outs	—	—	(0.5)
Foreign derived intangible income	(2.1)	(1.4)	(1.2)
State tax on commercial operations, net of federal benefits	0.1	0.7	1.1
Global impact of international operations	1.9	0.2	0.6
Other, net	(0.8)	(0.3)	(1.0)
Effective income tax rate	15.3%	17.1%	17.8%

Net Deferred Tax Liability. The tax effects of temporary differences between reported earnings and taxable income consisted of the following:

December 31	2020	2019
Retirement benefits	$1,042	$990
Lease liabilities	373	418
Tax loss and credit carryforwards	311	323
Salaries and wages	259	167
Workers’ compensation	167	148
Other	373	367
Deferred assets	2,525	2,413
Valuation allowances	(273)	(291)
Net deferred assets	$2,252	$2,122

Intangible assets	$(1,067)	$(1,070)
Lease right-of-use assets	(379)	(418)
Contract accounting methods	(311)	(375)
Property, plant and equipment	(270)	(291)
Capital Construction Fund qualified ships	(59)	(164)
Other	(590)	(359)
Deferred liabilities	$(2,676)	$(2,677)
Net deferred tax liability	$(424)	$(555)
Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

December 31	2020	2019
Deferred tax asset	$37	$33
Deferred tax liability	(461)	(588)
Net deferred tax liability	$(424)	$(555)
We believe it is more likely than not that we will generate sufficient taxable income in future periods to realize our deferred tax assets, subject to the valuation allowances recognized.
Our deferred tax balance associated with our retirement benefits includes a deferred tax asset of $1.2 billion on December 31, 2020 and $1.1 billion on December 31, 2019, related to the amounts recorded in accumulated other comprehensive loss (AOCL) to recognize the funded status of our retirement plans. See Notes M and R for additional details.
One of our deferred tax liabilities results from our participation in the Capital Construction Fund (CCF), a program established by the U.S. government and administered by the Maritime Administration that supports the acquisition, construction, reconstruction or operation of U.S. flag merchant marine vessels. The program allows us to defer federal and state income taxes on earnings derived from eligible programs as long as the proceeds are deposited in the fund and withdrawals are used for qualified activities. We had U.S. government accounts receivable pledged (and thereby deposited) to the CCF of $295 and $340 on December 31, 2020 and 2019, respectively.
On December 31, 2020, we had net operating loss carryforwards of $1.1 billion, substantially all of which are associated with jurisdictions that have an indefinite carryforward period.

Tax Uncertainties. We participate in the Internal Revenue Service (IRS) Compliance Assurance Process (CAP), a real-time audit of our consolidated federal corporate income tax return. The IRS has examined our consolidated federal income tax returns through 2019.
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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on December 31, 2020, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. ACCOUNTS RECEIVABLE
Accounts receivable represent amounts billed and currently due from customers. Payment is typically received from our customers either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Accounts receivable consisted of the following:

December 31	2020	2019
Non-U.S. government	$1,701	$1,847
U.S. government	1,040	1,076
Commercial	420	621
Total accounts receivable	$3,161	$3,544
Receivables from non-U.S. government customers included amounts related to long-term production programs for the Spanish Ministry of Defence of $1.6 billion and $1.7 billion on December 31, 2020 and 2019, respectively. A different ministry, the Spanish Ministry of Industry, has funded work on these programs in advance of costs incurred by the company. The cash advances are reported on the Consolidated Balance Sheet in current customer advances and deposits and will be repaid to the Ministry of Industry as we collect on the outstanding receivables from the Ministry of Defence. The net amounts for these programs on December 31, 2020 and 2019, were advance payments of $245 and $295, respectively. With respect to our other receivables, we expect to collect substantially all of the year-end 2020 balance during 2021.

H. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

December 31	2020	2019
Unbilled revenue	$36,657	$33,481
Advances and progress billings	(28,633)	(25,624)
Net unbilled receivables	$8,024	$7,857

On December 31, 2020 and 2019, net unbilled receivables included $2.8 billion and $2.9 billion, respectively, associated with a large international wheeled armored vehicle contract in our Combat Systems segment. We had experienced delays in payment under the contract in 2018 and 2019, which resulted in the large unbilled receivables balances. In March 2020, we finalized a contract amendment with the customer that included a revised payment schedule. Under the amended contract, we received two $500 progress payments, one in each of the first and second quarters of 2020. Further progress payments will be due annually that will liquidate the net unbilled receivables balance over the next few years. Other than the balance related to the large international vehicle contract, we expect to bill substantially all of the remaining year-end 2020 net unbilled receivables balance during 2021. The amount not expected to be billed in 2021 results primarily from the agreed-upon contractual billing terms.
G&A costs in unbilled revenue on December 31, 2020 and 2019, were $427 and $441, respectively. Contract costs also may include estimated contract recoveries for matters such as contract changes and claims for unanticipated contract costs. We record revenue associated with these matters only when the amount of recovery can be estimated reliably and realization is probable.

I. INVENTORIES
The majority of our inventories are for business jet aircraft. Our inventories are stated at the lower of cost or net realizable value. Work in process represents largely labor, material and overhead costs associated with aircraft in the manufacturing process and is based primarily on the estimated average unit cost in a production lot. Raw materials are valued primarily on the first-in, first-out method. We record pre-owned aircraft acquired in connection with the sale of new aircraft at the lower of the trade-in value or the estimated net realizable value.
Inventories consisted of the following:

December 31	2020	2019
Work in process	$3,990	$4,419
Raw materials	1,712	1,733
Finished goods	30	30
Pre-owned aircraft	13	124
Total inventories	$5,745	$6,306

J. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. PP&E by major asset class consisted of the following:

December 31	2020	2019
Machinery and equipment	$5,941	$5,441
Buildings and improvements	3,558	3,232
Construction in process	802	688
Land and improvements	413	400
Total PP&E	10,714	9,761
Accumulated depreciation	(5,614)	(5,286)
PP&E, net	$5,100	$4,475

We depreciate most of our assets using the straight-line method and the remainder using accelerated methods. Buildings and improvements are depreciated over periods of up to 50 years. Machinery and equipment are depreciated over periods of up to 30 years. Our government customers provide certain facilities and equipment for our use that are not included above.

K. DEBT
Debt consisted of the following:

December 31			2020	2019
Fixed-rate notes due:	Interest rate:
May 2020	2.875%		$—	$2,000
May 2021	3.000%		2,000	2,000
July 2021	3.875%		500	500
November 2022	2.250%		1,000	1,000
May 2023	3.375%		750	750
August 2023	1.875%		500	500
November 2024	2.375%		500	500
April 2025	3.250%		750	—
May 2025	3.500%		750	750
August 2026	2.125%		500	500
April 2027	3.500%		750	—
November 2027	2.625%		500	500
May 2028	3.750%		1,000	1,000
April 2030	3.625%		1,000	—
April 2040	4.250%		750	—
November 2042	3.600%		500	500
April 2050	4.250%		750	—
Floating-rate notes due:
May 2020	3-month LIBOR +	0.29%	—	500
May 2021	3-month LIBOR +	0.38%	500	500
Other	Various		117	505
Total debt principal			13,117	12,005
Less unamortized debt issuance costs and discounts			119	75
Total debt			12,998	11,930
Less current portion			3,003	2,920
Long-term debt			$9,995	$9,010
In March 2020, we issued $4 billion of fixed-rate notes. The proceeds were used to repay $2.5 billion of fixed- and floating-rate notes that matured in May 2020 and for general corporate purposes, including the repayment of a portion of our borrowings under our commercial paper program. We also amended two of our credit facilities to, among other things, extend their expiration dates.
Interest payments associated with our debt were $459 in 2020, $434 in 2019 and $312 in 2018.

The aggregate amounts of scheduled principal maturities of our debt are as follows:

Year Ended December 31	Debt Principal
2021	$3,006
2022	1,010
2023	1,255
2024	505
2025	1,503
Thereafter	5,838
Total debt principal	$13,117
On December 31, 2020, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2021, a $2 billion multi-year facility expiring in March 2023 and a $1 billion multi-year facility expiring in March 2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. We also have an effective shelf registration on file with the Securities and Exchange Commission that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on December 31, 2020.

L. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

December 31	2020	2019
Salaries and wages	$1,007	$941
Workers’ compensation	338	306
Retirement benefits	306	296
Operating lease liabilities	262	252
Fair value of cash flow hedges	79	32
Other (a)	1,741	1,744
Total other current liabilities	$3,733	$3,571

Retirement benefits	$5,182	$5,172
Operating lease liabilities	1,149	1,251
Customer deposits on commercial contracts	872	709
Deferred income taxes	461	588
Other (b)	2,024	1,840
Total other liabilities	$9,688	$9,560
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
Shares Issued and Outstanding. On December 31, 2020, we had 481,880,634 shares of common stock issued and 286,477,836 shares of common stock outstanding, including unvested restricted stock of 488,435 shares. On December 31, 2019, we had 481,880,634 shares of common stock issued and 289,610,336 shares of common stock outstanding. No shares of our preferred stock were outstanding on either date. The only changes in our shares outstanding during 2020 and 2019 resulted from shares repurchased in the open market and share activity under our equity compensation plans. See Note Q for additional details.
Share Repurchases. Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. On March 4, 2020, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In 2020, we repurchased 4.1 million of our outstanding shares for $602. On December 31, 2020, 12.3 million shares remained authorized by our board of directors for repurchase, representing 4.3% of our total shares outstanding. We repurchased 1.1 million shares for $184 in 2019 and 10.1 million shares for $1.8 billion in 2018.
Dividends per Share. Our board of directors declared dividends per share of $4.40 in 2020, $4.08 in 2019 and $3.72 in 2018. We paid cash dividends of $1.2 billion in 2020 and 2019 and $1.1 billion in 2018.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of AOCL consisted of the following:

	(Losses)/Gains on Cash Flow Hedges	Unrealized Gains on Marketable Securities	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2017	$(94)	$19	$402	$(2,846)	$(2,519)
Cumulative-effect adjustments*	(4)	(19)	—	(550)	(573)
Other comprehensive loss, pretax	36	—	(300)	(45)	(309)
Benefit from income tax, net	(9)	—	—	10	1
Other comprehensive loss, net of tax	27	—	(300)	(35)	(308)
December 31, 2018	(71)	—	102	(3,431)	(3,400)
Other comprehensive loss, pretax	97	—	186	(857)	(574)
Benefit from income tax, net	(24)	—	—	180	156
Other comprehensive loss, net of tax	73	—	186	(677)	(418)
December 31, 2019	2	—	288	(4,108)	(3,818)
Other comprehensive income, pretax	366	—	353	(453)	266
Benefit from income tax, net	(96)	—	—	98	2
Other comprehensive income, net of tax	270	—	353	(355)	268
December 31, 2020	$272	$—	$641	$(4,463)	$(3,550)
*Reflects the cumulative effects of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, and ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which we adopted on January 1, 2018.

Amounts reclassified out of AOCL related primarily to changes in our retirement plans’ funded status and included pretax recognized net actuarial losses and amortization of prior service credit. See Note R for these amounts, which are included in our net periodic pension and other post-retirement benefit cost.

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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On December 31, 2020 and 2019, we held $2.8 billion and $902 in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On December 31, 2020 and 2019, we held marketable securities in trust of $211 and $207, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. We had notional forward exchange and interest rate swap contracts outstanding of $9.4 billion and $5 billion on December 31, 2020 and 2019, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note E for additional details.
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
We had no material derivative financial instruments designated as fair value or net investment hedges on December 31, 2020 or 2019.
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
In the third quarter of 2019, the Department of Justice declined to intervene in the qui tam action, noting that its investigation continues, and the court unsealed the relator’s complaint. In the fourth quarter of 2020, the relator filed a second amended complaint. Given the current status of these matters, we are unable to express a view regarding the ultimate outcome or, if the outcome is adverse, to estimate an amount or range of reasonably possible loss. Depending on the outcome of these matters, there could be a material impact on our results of operations, financial condition and cash flows.
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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1.4 billion on December 31, 2020. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of December 31, 2020, the estimated change in fair market values from the date of the commitments was not material.
Labor Agreements. On December 31, 2020, approximately one-fifth of the employees of our subsidiaries were working under collectively bargained terms and conditions, including 61 collective agreements that we have negotiated directly with unions and works councils. A number of these agreements expire within any given year. Historically, we have been successful at renegotiating these labor agreements without any material disruption of operating activities. In 2021, we expect to negotiate the terms of 19 agreements covering approximately 2,200 employees. We do not expect the renegotiations will, either individually or in the aggregate, have a material impact on our results of operations, financial condition or cash flows.
Product Warranties. We provide warranties to our customers associated with certain product sales. We record estimated warranty costs in the period in which the related products are delivered. The warranty liability recorded at each balance sheet date is based generally on the number of months of warranty coverage remaining for the products delivered and the average historical monthly warranty payments. Warranty obligations incurred in connection with long-term production contracts are accounted for within the contract estimates at completion. Our other warranty obligations, primarily for business jet aircraft, are included in other current and noncurrent liabilities on the Consolidated Balance Sheet.
The changes in the carrying amount of warranty liabilities for each of the past three years were as follows:

Year Ended December 31	2020	2019	2018
Beginning balance	$619	$480	$467
Warranty expense	113	258	129
Payments	(108)	(105)	(102)
Adjustments	36	(14)	(14)
Ending balance	$660	$619	$480

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
Our leases are for office space, manufacturing facilities, and machinery and equipment. Real estate represents over 75% of our lease obligations.
The components of lease costs were as follows:

Year Ended December 31	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$94	$86
Interest on lease liabilities	25	24
Operating lease cost	326	332
Short-term lease cost	62	75
Variable lease cost	12	14
Sublease income	(16)	(13)
Total lease costs, net	$503	$518
Additional information related to leases was as follows:

Year Ended December 31	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$323	$325
Operating cash flows from finance leases	25	24
Financing cash flows from finance leases	64	57
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	205	365
Finance leases	45	50
Additional quantitative lease information was as follows:

December 31	2020	2019
Weighted-average remaining lease term:
Operating leases	10.5 years	10.7 years
Finance leases	10.1 years	6.1 years
Weighted-average discount rate:
Operating leases	3%	3%
Finance leases	7%	8%

The following is a reconciliation of future undiscounted cash flows to the operating and finance lease liabilities, and the related ROU assets, presented on the Consolidated Balance Sheet on December 31, 2020:

Year Ended December 31	Operating Leases	Finance Leases
2021	$298	$87
2022	252	86
2023	192	38
2024	156	21
2025	107	19
Thereafter	705	145
Total future lease payments	1,710	396
Less imputed interest	299	73
Present value of future lease payments	1,411	323
Less current portion of lease liabilities	262	68
Long-term lease liabilities	$1,149	$255
ROU assets	$1,328	$333
On December 31, 2019, operating and finance lease liabilities and the related ROU assets were as follows:

	Operating Leases	Finance Leases
Current portion of lease liabilities	$252	$67
Long-term lease liabilities	1,251	287
ROU assets	1,432	391
Lease liabilities are included on the Consolidated Balance Sheet in current and noncurrent other liabilities, while ROU assets are included in noncurrent other assets.
On December 31, 2020, we had additional future payments on leases that had not yet commenced of $79. These leases will commence in 2021 and 2022, and have lease terms of 1 to 20 years.

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
Annually, we grant awards of stock options, restricted stock and RSUs to participants in our equity compensation plans in early March. Additionally, we may make limited ad hoc grants on a quarterly basis for new hires or promotions. We issue common stock under our equity compensation plans from treasury stock. On December 31, 2020, in addition to the shares reserved for issuance upon the exercise of outstanding stock options, approximately 23 million shares have been authorized for awards that may be granted in the future.

Equity-based Compensation Expense. Equity-based compensation expense is included in G&A expenses. The following table details the components of equity-based compensation expense recognized in net earnings in each of the past three years:

Year Ended December 31	2020	2019	2018
Stock options	$43	$43	$45
Restricted stock/RSUs	58	62	65
Total equity-based compensation expense, net of tax	$101	$105	$110
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
We recognize compensation expense related to stock options on a straight-line basis over the vesting period of the awards, net of estimated forfeitures. Estimated forfeitures are based on our historical forfeiture experience. We estimate the fair value of stock options on the date of grant using the Black-Scholes option pricing model with the following assumptions for each of the past three years:

Year Ended December 31	2020	2019	2018
Expected volatility	21.1-26.9%	19.7-20.0%	17.6-18.2%
Weighted average expected volatility	21.2%	19.7%	17.6%
Expected term (in months)	60	64	68
Risk-free interest rate	0.4-1.5%	1.7-2.6%	2.6-2.9%
Expected dividend yield	2.4%	2.0%	1.8%
We determine the above assumptions based on the following:
•Expected volatility is based on the historical volatility of our common stock over a period equal to the expected term of the option.
•Expected term is based on assumptions used by a set of comparable peer companies.
•Risk-free interest rate is the yield on a U.S. Treasury zero-coupon issue with a remaining term equal to the expected term of the option at the grant date.
•Expected dividend yield is based on our historical dividend yield.
The resulting weighted average fair value per stock option granted (in dollars) was $24.86 in 2020, $29.06 in 2019 and $37.42 in 2018. Stock option expense reduced pretax operating earnings (and on a diluted per-share basis) by $55 ($0.15) in 2020 and 2019 and $57 ($0.15) in 2018. Compensation expense for stock options is reported as a Corporate expense for segment reporting purposes (see Note S). On December 31, 2020, we had $72 of unrecognized compensation cost related to stock options, which is expected to be recognized over a weighted average period of 1.9 years.

A summary of stock option activity during 2020 follows:

In Shares and Dollars	Shares Under Option	Weighted Average Exercise Price Per Share
Outstanding on December 31, 2019	9,767,749	$161.54
Granted	2,538,120	165.20
Exercised	(910,572)	101.16
Forfeited/canceled	(266,576)	174.52
Outstanding on December 31, 2020	11,128,721	$167.00
Vested and expected to vest on December 31, 2020	10,746,380	$167.02
Exercisable on December 31, 2020	6,133,048	$161.18
Summary information with respect to our stock options’ intrinsic value and remaining contractual term on December 31, 2020, follows:

	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding	6.7	$56
Vested and expected to vest	6.6	56
Exercisable	5.1	56
In the table above, intrinsic value is calculated as the excess, if any, of the market price of our stock on the last trading day of the year over the exercise price of the options. For stock options exercised, intrinsic value is calculated as the difference between the market price on the date of exercise and the exercise price. The total intrinsic value of stock options exercised was $57 in 2020, $244 in 2019 and $147 in 2018.
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
We generally recognize compensation expense related to restricted stock and RSUs on a straight-line basis over the vesting period of the awards. Compensation expense related to restricted stock and RSUs reduced pretax operating earnings (and on a diluted per-share basis) by $73 ($0.20) in 2020, $79 ($0.21) in 2019 and $83 ($0.22) in 2018. Compensation expense for restricted stock and RSUs is reported as an operating expense for segment reporting purposes (see Note S). On December 31, 2020, we had $56 of unrecognized compensation cost related to restricted stock and RSUs, which is expected to be recognized over a weighted average period of 1.6 years.
A summary of restricted stock and RSU activity during 2020 follows:

In Shares and Dollars	Shares/ Share-Equivalent Units	Weighted Average Grant-Date Fair Value Per Share
Nonvested at December 31, 2019	1,224,364	$181.11
Granted	559,168	170.57
Vested	(609,870)	172.23
Forfeited	(23,511)	173.91
Nonvested at December 31, 2020	1,150,151	$180.98
The total fair value of vesting shares was $103 in 2020, $88 in 2019 and $242 in 2018.

R. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
Substantially all of our plans use a December 31 measurement date consistent with our fiscal year.
Defined Contribution Plans
We provide eligible employees the opportunity to participate in defined contribution plans (commonly known as 401(k) plans), which permit contributions on a before-tax and after-tax basis. Employees may contribute to various investment alternatives. In most of these plans, we match a portion of the employees’ contributions. Our contributions to these plans totaled $379 in 2020, $333 in 2019 and $302 in 2018. The defined-contribution plans held approximately 19 million shares of our common stock, representing approximately 7% of our outstanding shares on December 31, 2020 and 2019.
Defined Benefit Plans
Plan Descriptions. We have trusteed, qualified pension plans covering eligible employees aligned with the markets in our business: U.S. government, non-U.S. government and commercial. Some of these plans require employees to make contributions to the plan. We also sponsor several non-qualified pension plans, which provide eligible executives with additional benefits, including excess benefits over limits imposed on qualified plans by federal tax law. The principal factors affecting the benefits earned by participants in our pension plans are employees’ years of service and compensation levels. Our primary U.S. pension plans, which comprise the majority of our unfunded obligation, were closed to new salaried participants on January 1, 2007, and were closed to new hourly participants in subsequent collective bargaining agreements over the next several years. Additionally, we have made several changes to these plans for certain participants that limit or cease the benefits that accrue for future service.
In addition to pension benefits, we maintain plans that provide post-retirement healthcare and life insurance coverage for certain employees and retirees. These benefits vary by employment status, age,

service and salary level at retirement. The coverage provided and the extent to which the retirees share in the cost of the program vary throughout the company. The plans provide health and life insurance benefits only to those employees who retire directly from our service and not to those who terminate service prior to eligibility for retirement.
Contributions. It is our policy to fund our qualified pension plans in a manner that optimizes the tax deductibility and contract recovery of contributions considered within our capital deployment framework. Therefore, we may make discretionary contributions in addition to the required contributions determined in accordance with IRS regulations. We contributed $480 to our qualified pension plans in 2020. In 2021, our required contributions are approximately $360.
We maintain several tax-advantaged accounts, primarily Voluntary Employees’ Beneficiary Association (VEBA) trusts, to fund the obligations for some of our other post-retirement benefit plans. For non-funded plans, claims are paid as received. Contributions to our other post-retirement benefit plans were not material in 2020 and are not expected to be material in 2021.
Benefit Payments. We expect the following benefits to be paid from our defined benefit plans over the next 10 years:

	Pension Benefits	Other Post-retirement Benefits
2021	$887	$64
2022	912	63
2023	935	62
2024	961	60
2025	981	59
2026-2030	5,094	273
Benefit Cost. Our annual benefit cost consists of five primary elements:
•the cost of benefits earned by employees for services rendered during the year.
•an interest charge on our plan liabilities.
•an expected return on our plan assets for the year.
•actuarial gains and losses, which result from changes in assumptions and differences between actual and expected return on assets and participant experience.
•the cost or credit attributed to prior service resulting from changes we make to plan benefit terms.
For qualified pension plans and other post-retirement benefit plans, actuarial gains and losses and prior service costs or credits are initially deferred in AOCL and then amortized on a straight-line basis over future years. For our qualified U.S. government pension plans, we amortize actuarial gains and losses over a custom amortization period based on the amount of pension costs allocable to our U.S. government contracts. For the remaining qualified pension plans and other post-retirement benefit plans, we amortize only the amount of actuarial gains and losses that exceeds 10% of the greater of plan assets or benefit obligations. This amount is amortized over the average remaining service period of plan participants who are active employees unless all or almost all of a plan’s participants are inactive or are not accruing additional benefits, then the amortization period is based on the average remaining life expectancy of the plan participants. To further reduce the volatility of our annual benefit cost, gains and losses resulting from the return on plan assets are included over five years in the determination of the amortizable amount of actuarial gains and losses. For non-qualified pension plans, we recognize actuarial gains and losses immediately.

Net annual benefit cost (credit) consisted of the following:

	Pension Benefits
Year Ended December 31	2020	2019	2018
Service cost	$115	$111	$180
Interest cost	491	600	532
Expected return on plan assets	(926)	(911)	(856)
Net actuarial loss	387	355	375
Prior service credit	(18)	(19)	(46)
Net annual benefit cost	$49	$136	$185

	Other Post-retirement Benefits
Year Ended December 31	2020	2019	2018
Service cost	$10	$8	$10
Interest cost	27	35	33
Expected return on plan assets	(36)	(36)	(40)
Net actuarial gain	(3)	(8)	(4)
Prior service credit	(1)	(3)	(4)
Net annual benefit credit	$(3)	$(4)	$(5)
Our contractual arrangements with the U.S. government provide for the recovery of pension and other post-retirement benefit costs related to employees working on government contracts. For these plans, the amount allocated to contracts is determined in accordance with the Cost Accounting Standards (CAS) and Federal Acquisition Regulation. At this time, cumulative benefit costs exceed the amount allocated to contracts. To the extent we consider recovery of benefit costs to be probable based on our backlog and probable follow-on contracts, we defer the excess in other contract costs in other current assets on the Consolidated Balance Sheet until the cost is allocable to contracts. See Note A for a discussion of our other contract costs. To the extent there is a non-service component of net annual benefit cost (credit) for our defined benefit plans, it is reported in other income (expense) in the Consolidated Statement of Earnings.
Funded Status. We recognize an asset or liability on the Consolidated Balance Sheet equal to the funded status of each of our defined benefit plans. The funded status is the difference between the fair value of the plan’s assets and its benefit obligation. The following is a reconciliation of the benefit obligations and plan/trust assets, and the resulting funded status, of our defined benefit plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation at beginning of year	$(18,107)	$(15,720)	$(1,027)	$(935)
Service cost	(115)	(111)	(10)	(8)
Interest cost	(491)	(600)	(27)	(35)
Amendments	37	(3)	2	(8)
Actuarial loss	(1,780)	(2,446)	(60)	(101)
Settlement/curtailment/other	(65)	(33)	(4)	(4)
Benefits paid	829	806	64	64
Benefit obligation at end of year	$(19,692)	$(18,107)	$(1,062)	$(1,027)
Change in Plan/Trust Assets
Fair value of assets at beginning of year	$13,177	$11,532	$644	$570
Actual return on plan assets	1,843	2,206	102	117
Employer contributions	480	185	—	2
Settlement/curtailment/other	58	39	—	—
Benefits paid	(807)	(785)	(41)	(45)
Fair value of assets at end of year	$14,751	$13,177	$705	$644
Funded status at end of year	$(4,941)	$(4,930)	$(357)	$(383)
The overall increase in our pension benefit obligation for the year ended December 31, 2020, was due primarily to actuarial losses created by the change in the weighted-average discount rate, which decreased from 3.19% at December 31, 2019, to 2.54% at December 31, 2020.
The overall increase in our pension benefit obligation for the year ended December 31, 2019, was due primarily to actuarial losses created by the change in the weighted-average discount rate, which decreased from 4.28% at December 31, 2018, to 3.19% at December 31, 2019.
Amounts recognized on the Consolidated Balance Sheet consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2020	2019	2020	2019
Noncurrent assets	$69	$61	$121	$94
Current liabilities	(181)	(166)	(125)	(130)
Noncurrent liabilities	(4,829)	(4,825)	(353)	(347)
Net liability recognized	$(4,941)	$(4,930)	$(357)	$(383)
Amounts deferred in AOCL for our defined benefit plans consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
December 31	2020	2019	2020	2019
Net actuarial loss (gain)	$5,752	$5,276	$(12)	$(9)
Prior service (credit) cost	(93)	(73)	12	12
Total amount recognized in AOCL, pretax	$5,659	$5,203	$—	$3

The following is a reconciliation of the change in AOCL for our defined benefit plans:

	Pension Benefits		Other Post-retirement Benefits
Year Ended December 31	2020	2019	2020	2019
Net actuarial loss (gain)	$863	$1,151	$(6)	$20
Prior service credit (cost)	(38)	3	(1)	8
Amortization of:
Net actuarial (loss) gain from prior years	(387)	(355)	3	8
Prior service credit	18	19	1	3
Change in AOCL, pretax	$456	$818	$(3)	$39
A pension plan’s funded status is the difference between the plan’s assets and its projected benefit obligation (PBO). The PBO is the present value of future benefits attributed to employee services rendered to date, including assumptions about future compensation levels. On December 31, 2020 and 2019, most of our pension plans had a PBO that exceeded the plans’ assets. Summary information for those plans follows:

December 31	2020	2019
PBO	$(19,189)	$(17,651)
Fair value of plan assets	14,191	12,673
A pension plan’s accumulated benefit obligation (ABO) is the present value of future benefits attributed to employee services rendered to date, excluding assumptions about future compensation levels. The ABO for all pension plans was $19.4 billion and $17.8 billion on December 31, 2020 and 2019, respectively. The ABO for all other post-retirement plans was $1.1 billion and $1 billion on December 31, 2020 and 2019, respectively. On December 31, 2020 and 2019, most of our defined benefit plans had an ABO that exceeded the plans’ assets. Summary information for those plans follows:

	Pension Benefits		Other Post-retirement Benefits
December 31	2020	2019	2020	2019
ABO	$(18,596)	$(17,080)	$(784)	$(783)
Fair value of plan assets	13,829	12,354	300	301
Assumptions. We calculate the plan assets and liabilities for a given year and the net annual benefit cost for the subsequent year using assumptions determined as of December 31 of the year in question.
The following table summarizes the weighted average assumptions used to determine our benefit obligations:

Assumptions on December 31	2020	2019
Pension Benefits
Benefit obligation discount rate	2.54%	3.19%
Rate of increase in compensation levels	2.66%	2.68%
Other Post-retirement Benefits
Benefit obligation discount rate	2.52%	3.18%
Healthcare cost trend rate:
Trend rate for next year	6.00%	6.00%
Ultimate trend rate	5.00%	5.00%
Year rate reaches ultimate trend rate	2024	2024

The following table summarizes the weighted average assumptions used to determine our net annual benefit cost:

Assumptions for Year Ended December 31	2020	2019	2018
Pension Benefits
Discount rates:
Benefit obligation	3.19%	4.28%	3.69%
Service cost	2.74%	3.81%	3.51%
Interest cost	2.78%	3.92%	3.34%
Expected long-term rate of return on assets	7.41%	7.46%	7.45%
Rate of increase in compensation levels	2.73%	2.77%	2.79%
Other Post-retirement Benefits
Discount rates:
Benefit obligation	3.18%	4.24%	3.64%
Service cost	3.35%	4.23%	3.79%
Interest cost	2.78%	3.88%	3.27%
Expected long-term rate of return on assets	6.86%	6.84%	7.75%
We base the discount rates on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period.
We determine the long-term rates of return on assets based on consideration of historical and forward-looking returns and the current and expected asset allocation strategy. We decreased the expected long-term rates of return on assets in our primary U.S. other post-retirement benefit plans by 100 basis points beginning in 2019. For 2021, we decreased the expected long-term rates of return on assets in our primary U.S. pension plans by 25 basis points and in our primary U.S. other post-retirement benefit plans by 25 basis points or 125 basis points depending on the investment mix of each plan’s assets. These changes to our expected long-term rates of return in both years resulted from an assessment of the historical and expected long-term returns of our various asset classes.
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
Assets. A committee of our board of directors is responsible for the strategic oversight of our defined benefit plan assets held in trust. Management develops investment policies and provides oversight of a third-party investment manager who reports to the committee on a regular basis. The outsourced third-party investment manager develops investment strategies and makes all day-to-day investment decisions related to defined benefit plan assets in accordance with our investment policy and target allocation percentages.
Our investment policy endeavors to strike the appropriate balance among capital preservation, asset growth and current income. The objective of our investment policy is to generate future returns consistent with our assumed long-term rates of return used to determine net annual benefit cost. Target allocation percentages vary over time depending on the perceived risk and return potential of various asset classes and market conditions. At the end of 2020, our asset allocation policy ranges were:

Equities	48-68%
Fixed income	20-48%
Cash	0-5%
Other asset classes	0-16%
More than 90% of our pension plan assets are held in a single trust for our primary qualified U.S. government and commercial pension plans. On December 31, 2020, the trust was invested largely in publicly traded equities, fixed-income securities and commingled funds comprised of equity securities. The trust also invests in other asset classes consistent with our investment policy. Our investment policy allows the use of derivative instruments when appropriate to reduce anticipated asset volatility, to gain exposure to an asset class or to adjust the duration of fixed-income assets.
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
Our defined benefit plan assets are reported at fair value. See Note E for a discussion of the hierarchy for determining fair value. Our Level 1 assets include investments in publicly traded equity securities. These securities are actively traded and valued using quoted prices for identical securities from the market exchanges. Our Level 2 assets include fixed-income securities and commingled funds whose underlying investments are valued using observable marketplace inputs. The fair value of plan assets invested in fixed-income securities is generally determined under a market approach using valuation models that incorporate observable inputs such as interest rates, bond yields and quoted prices for similar assets. Our plan assets that are invested in commingled funds are valued using a unit price or net asset value (NAV) that is based on the underlying investments of the fund. Our Level 3 assets consist of real estate funds, insurance deposit contracts, retirement annuity contracts and direct private equity investments.
Certain investments valued using NAV as a practical expedient are excluded from the fair value hierarchy. These investments are redeemable at NAV on a monthly or quarterly basis and have redemption notice periods of up to 90 days. The unfunded commitments related to these investments were not material on December 31, 2020 or 2019.

The fair value of our pension plan assets by investment category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset Category	December 31, 2020
Cash and equivalents	$112	$—	$112	$—
Equity securities (a):
U.S. companies	1,137	1,137	—	—
Non-U.S. companies	90	90	—	—
Private equity investments	33	—	—	33
Fixed-income securities:
Corporate bonds (b)	3,532	—	3,532	—
Treasury securities	1,129	—	1,129	—
Commingled funds:
Equity funds	7,306	—	7,306	—
Fixed-income funds	416	—	416	—
Real estate funds	90	—	—	90
Other investments:
Insurance deposit contracts	157	—	—	157
Retirement annuity contracts	38	—	—	38
Total plan assets in fair value hierarchy	$14,040	$1,227	$12,495	$318
Plan assets measured using NAV as a practical expedient (c):
Real estate funds	446
Hedge funds	254
Equity funds	11
Total pension plan assets	$14,751
(a)No single equity holding amounted to more than 1% of the total fair value.
(b)Our corporate bond investments had an average rating of A-.
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

The fair value of our other post-retirement benefit plan assets by category and the corresponding level within the fair value hierarchy were as follows:

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Asset Category (a)	December 31, 2020
Cash and equivalents	$16	$—	$16
Equity securities	97	97	—
Fixed-income securities	134	—	134
Commingled funds:
Equity funds	320	—	320
Fixed-income funds	128	—	128
Real estate funds	2	2	—
Total plan assets in fair value hierarchy	$697	$99	$598
Plan assets measured using NAV as a practical expedient (b):
Real estate funds	5
Hedge funds	3
Total other post-retirement benefit plan assets	$705
(a)We had no Level 3 investments on December 31, 2020.
(b)Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

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
(a)We had no Level 3 investments on December 31, 2019.
(b)Investments measured at fair value using NAV as a practical expedient are not classified in the fair value hierarchy. The fair value amounts presented in this table for these investments are included to permit reconciliation of the fair value hierarchy to the total plan assets.

Changes in our Level 3 defined benefit plan assets during 2020 and 2019 were as follows:

	Private Equity Investments	Real Estate Funds	Insurance Deposits Contracts	Retirement Annuity Contracts	Total Level 3 Assets
December 31, 2018	$20	$68	$128	$—	$216
Actual return on plan assets:
Unrealized gains, net	5	6	6	—	17
Purchases, sales and settlements, net	1	10	3	35	49
December 31, 2019	26	84	137	35	282
Actual return on plan assets:
Unrealized gains, net	5	7	18	3	33
Realized losses, net	—	(1)	—	—	(1)
Purchases, sales and settlements, net	2	—	2	—	4
December 31, 2020	$33	$90	$157	$38	$318

S. SEGMENT INFORMATION
We have four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We organize our segments in accordance with the nature of products and services offered. We measure each segment’s profitability based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our segments.
Summary financial information for each of our segments follows:

	Revenue*			Operating Earnings			Revenue from U.S. Government
Year Ended December 31	2020	2019	2018	2020	2019	2018	2020	2019	2018
Aerospace	$8,075	$9,801	$8,455	$1,083	$1,532	$1,490	$513	$498	$334
Marine Systems	9,979	9,183	8,502	854	785	761	9,871	9,027	8,245
Combat Systems	7,223	7,007	6,241	1,041	996	962	4,191	4,048	3,228
Technologies	12,648	13,359	12,995	1,211	1,311	1,267	11,728	12,234	11,799
Corporate	—	—	—	(56)	(54)	(86)	—	—	—
Total	$37,925	$39,350	$36,193	$4,133	$4,570	$4,394	$26,303	$25,807	$23,606
*See Note B for additional revenue information by segment.
Corporate operating results consist primarily of equity-based compensation expense. Corporate operating results in 2018 also included one-time charges of approximately $45 associated with the costs to complete the CSRA acquisition.

The following is additional summary financial information for each of our segments:

	Identifiable Assets			Capital Expenditures			Depreciation and Amortization
Year Ended December 31	2020	2019	2018	2020	2019	2018	2020	2019	2018
Aerospace	$12,050	$12,324	$11,220	$95	$138	$194	$201	$178	$154
Marine Systems	4,488	3,918	3,304	604	449	243	145	122	116
Combat Systems	12,034	11,220	9,872	92	109	91	95	85	87
Technologies	19,663	20,453	20,143	172	222	111	428	437	398
Corporate*	3,073	1,434	1,348	4	69	51	9	7	8
Total	$51,308	$49,349	$45,887	$967	$987	$690	$878	$829	$763
*Corporate identifiable assets are primarily cash and equivalents.
The following table presents our revenue by geographic area based on the location of our customers:

Year Ended December 31	2020	2019	2018
North America:
United States	$31,194	$31,775	$28,386
Other	1,078	898	813
Total North America	32,272	32,673	29,199
Europe	2,846	2,836	2,807
Asia/Pacific	1,292	1,739	2,287
Africa/Middle East	1,249	1,785	1,611
South America	266	317	289
Total revenue	$37,925	$39,350	$36,193
Our revenue from non-U.S. operations was $4.3 billion in 2020, $4.4 billion in 2019 and $4.2 billion in 2018, and earnings from continuing operations before income taxes from non-U.S. operations were $585 in 2020, $600 in 2019 and $578 in 2018. The long-lived assets associated with these operations were 4% of our total long-lived assets on December 31, 2020 and 2019, and 3% on December 31, 2018.

T. CHANGE IN ACCOUNTING PRINCIPLE
In the fourth quarter of 2020, we retrospectively changed our accounting method related to the amortization of actuarial gains and losses for our qualified U.S. government pension plans in which the participants worked on U.S. government contracts (the Change in Accounting Principle). Prior to the Change in Accounting Principle, actuarial gains and losses were initially recognized as a component of AOCL and then subsequently amortized out of AOCL over time only when they exceeded the accounting corridor, a defined range within which amortization of net gains and losses is not required.
Under the new method, we will no longer use an accounting corridor, and we will amortize the actuarial gains and losses over a custom period. While the historical accounting method was acceptable, we believe the Change in Accounting Principle is preferable as it accelerates the amortization of the actuarial gains and losses, and aligns better with the method used for the allocation of qualified pension costs to our U.S. government contracts in accordance with the CAS. The Change in Accounting Principle has been applied retrospectively to all prior years presented. As of January 1, 2018, the cumulative effect of this change resulted in a $366 decrease in AOCL, $40 decrease in deferred tax asset in other noncurrent assets, $57 increase in deferred tax liability in other noncurrent liabilities and $463 increase in other contract costs in other current assets on the Consolidated Balance Sheet.

The following tables summarize the effects of the Change in Accounting Principle on selected line items of our Consolidated Financial Statements:
CONSOLIDATED STATEMENT OF EARNINGS

Year Ended December 31, 2020	As Calculated Under Previous Method	Effect of the Change in Accounting Principle	As Reported
Operating costs and expenses	$(33,739)	$(53)	$(33,792)
Other, net	29	53	82

Year Ended December 31, 2019	As Previously Reported	Effect of the Change in Accounting Principle	As Adjusted
Operating costs and expenses	$(34,702)	$(78)	$(34,780)
Other, net	14	78	92

Year Ended December 31, 2018	As Previously Reported	Effect of the Change in Accounting Principle	As Adjusted
Operating costs and expenses	$(31,736)	$(63)	$(31,799)
Other, net	(16)	63	47

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year Ended December 31, 2020	As Calculated Under Previous Method	Effect of the Change in Accounting Principle	As Reported
Change in retirement plans’ funded status	$(491)	$38	$(453)
Benefit from income tax, net	10	(8)	2
Other comprehensive income, net of tax	238	30	268
Comprehensive income	3,405	30	3,435

Year Ended December 31, 2019	As Previously Reported	Effect of the Change in Accounting Principle	As Adjusted
Change in retirement plans’ funded status	$(886)	$29	$(857)
Benefit from income tax, net	162	(6)	156
Other comprehensive loss, net of tax	(441)	23	(418)
Comprehensive income	3,043	23	3,066

Year Ended December 31, 2018	As Previously Reported	Effect of the Change in Accounting Principle	As Adjusted
Change in retirement plans’ funded status	$(61)	$16	$(45)
Benefit from income tax, net	5	(4)	1
Other comprehensive loss, net of tax	(320)	12	(308)
Comprehensive income	3,025	12	3,037

CONSOLIDATED BALANCE SHEET

December 31, 2020	As Calculated Under Previous Method	Effect of the Change in Accounting Principle	As Reported
Other current assets	$1,243	$546	$1,789
Other liabilities	9,573	115	9,688
Accumulated other comprehensive loss	(3,981)	431	(3,550)

December 31, 2019	As Previously Reported	Effect of the Change in Accounting Principle	As Adjusted
Other current assets	$1,171	$508	$1,679
Other liabilities	9,453	107	9,560
Accumulated other comprehensive loss	(4,219)	401	(3,818)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
December 31, 2017 – as reported	$26,444	$(2,820)	$11,435
Cumulative-effect of the Change in Accounting Principle as of December 31, 2017	65	301	366
December 31, 2017 – as adjusted	26,509	(2,519)	11,801
Year ended December 31, 2018 – as reported	2,882	(958)	297
Effect of the Change in Accounting Principle*	(65)	77	12
December 31, 2018 – as adjusted	29,326	(3,400)	12,110
Year ended December 31, 2019 – as reported	2,307	(441)	1,845
Effect of the Change in Accounting Principle	—	23	23
December 31, 2019 – as adjusted	31,633	(3,818)	13,978
Year ended December 31, 2020 – under previous method	1,865	238	1,653
Effect of the Change in Accounting Principle	—	30	30
December 31, 2020 – as reported	$33,498	$(3,550)	$15,661
*Includes the impact of our January 1, 2018, adoption of ASU 2018-02, the change in accounting principle which resulted in a reclassification of $65 of stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act (tax reform) from accumulated other comprehensive loss to retained earnings.

UNAUDITED QUARTERLY CONSOLIDATED STATEMENT OF EARNINGS

	2019				2020
As Calculated Under Previous Method	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Operating costs and expenses	$(8,247)	$(8,465)	$(8,545)	$(9,445)	$(7,808)	$(8,423)	$(8,347)	$(9,161)
Other, net	18	12	(12)	(4)	14	18	12	(15)
Effect of the Change in Accounting Principle
Operating costs and expenses	$(13)	$(13)	$(32)	$(20)	$(7)	$(7)	$(12)	$(27)
Other, net	13	13	32	20	7	7	12	27
As Calculated Under New Method
Operating costs and expenses	$(8,260)	$(8,478)	$(8,577)	$(9,465)	$(7,815)	$(8,430)	$(8,359)	$(9,188)
Other, net	31	25	20	16	21	25	24	12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of General Dynamics Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying Consolidated Balance Sheet of General Dynamics Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the Consolidated Financial Statements). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2021, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note A to the Consolidated Financial Statements, the Company changed its method of accounting for leases as of January 1, 2019, in accordance with the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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
Estimation of costs to complete for select long-term contracts
As discussed in Note B to the Consolidated Financial Statements, accounting for long-term contracts involves estimation of the costs to complete a contract in order to accurately recognize the associated revenue. The estimated costs to complete each contract are used to assess the proportion of revenues to recognize based upon the costs incurred-to-date in comparison to the total estimate of costs to complete the contract.
We identified the assessment of the estimation of costs to complete for a select group of long-term contracts in the defense segments as a critical audit matter. The estimated costs to complete for the select group of long-term contracts incorporates assumptions, such as labor hours and the cost of materials for the work to be performed. The evaluation of one or more of the assumptions used in estimating the costs to complete each selected contract required a high level of subjective auditor judgment, due to the nature of the individual contracts and related contract performance risks. Specifically, changes to certain assumptions may have a significant impact on the estimated revenue recorded during the period.
The following are primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the estimation of costs to complete the selected long-term contracts. This included contract level controls over the estimated cost assumptions. For certain contracts, we compared the Company’s historical estimates of costs to actual costs incurred to assess the Company’s ability to estimate accurately. Based on the nature of the individual contract, we evaluated certain assumptions within the Company’s estimation of costs to complete by:
–reading the underlying contract and related amendments to obtain an understanding of the contractual requirements and related performance obligations
–assessing costs incurred to-date and the relative progress toward satisfying the performance obligation(s) of the contract
–assessing, if relevant, the estimated costs to complete on similar or predecessor contracts and programs
–inquiring of financial and operational personnel of the Company to identify factors that should be considered within the cost to complete estimates or indications of potential management bias
–inspecting correspondence, if any, between the Company and the customer regarding actual to-date and expected performance
–analyzing the sufficiency of the Company’s assessment of contract performance risks included within the estimated costs to complete.

Discount rates used in pension benefit obligation
As discussed in Note R to the Consolidated Financial Statements, the Company’s pension benefit obligation and the associated plan assets were $19.7 billion and $14.8 billion, respectively, on December 31, 2020. These balances resulted in a net liability of $4.9 billion. The pension benefit obligation is the estimated present value of future pension benefits attributed to employee services rendered to date, including assumptions about future market conditions. The weighted average discount rate used in estimating the pension benefit obligation as of December 31, 2020, of 2.54% was based on a current yield curve developed from a portfolio of high-quality, fixed-income investments with maturities consistent with the projected benefit payout period. The selected discount rate has a significant effect on the measurement of the pension benefit obligation.
We identified the evaluation of the discount rate for certain pension benefit obligations to be a critical audit matter. This is due to the specialized skills required to assess the discount rate assumption used to discount estimated future benefit payments. In addition, the pension benefit obligations for certain plans were sensitive to changes in this assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the pension benefit obligation process. This included a control related to the determination of the discount rate assumption. We involved an actuarial professional with specialized skills and knowledge, who assisted in:
–evaluating the Company’s methodology used to develop the discount rates
–recalculating discount rates using the cash flows and spot rates provided by the Company
–evaluating the Company’s determination of the discount rates for certain plans by comparing changes in the discount rate from the prior year against changes in published indices using publicly available market data and historical experience.
We have served as the Company’s auditor since 2002.

McLean, Virginia
February 9, 2021

SUPPLEMENTARY DATA (UNAUDITED)

(Dollars in millions, except per-share amounts)	2019				2020
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$9,261	$9,555	$9,761	$10,773	$8,749	$9,264	$9,431	$10,481
Operating earnings	1,001	1,077	1,184	1,308	934	834	1,072	1,293
Net earnings	745	806	913	1,020	706	625	834	1,002
Earnings per share*:
Basic	$2.59	$2.80	$3.17	$3.53	$2.45	$2.18	$2.91	$3.50
Diluted	$2.56	$2.77	$3.14	$3.51	$2.43	$2.18	$2.90	$3.49
Quarterly data are based on a 13-week period. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year.
Prior-period information has been restated for the retrospective application of a change in accounting principle related to the amortization of actuarial gains and losses for our qualified U.S. government pension plans, which we adopted in the fourth quarter of 2020. For further discussion of this change in accounting principle, see Note T.
*The sum of the basic and diluted earnings per share for the four quarters of the year may differ from the annual basic and diluted earnings per share due to the required method of computing the weighted average number of shares in interim periods.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on December 31, 2020, our disclosure controls and procedures were effective.
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
Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on our evaluation we believe that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of General Dynamics Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited General Dynamics Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheet of the Company as of December 31, 2020 and 2019, the related Consolidated Statements of Earnings, Comprehensive Income, Cash Flows, and Shareholders’ Equity for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the Consolidated Financial Statements), and our report dated February 9, 2021, expressed an unqualified opinion on those Consolidated Financial Statements.
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
February 9, 2021
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required to be set forth herein, except for the information included under Information About Our Executive Officers in Part I, is included in the sections entitled “Election of the Board of Directors of the Company,” “Governance of the Company – Our Culture of Ethics,” “Audit Committee Report” and, if included, “Other Information – Delinquent Section 16(a) Reports” in our definitive proxy statement for our 2021 annual shareholders meeting (the Proxy Statement), which sections are incorporated herein by reference.

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

4.10	Description of General Dynamics Corporation’s Securities Registered Pursuant to Section 12 of the Exchange Act**

10.1*
General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (incorporated herein by reference from the company’s registration statement on Form S-8 (No. 333-217656) filed with the Commission May 4, 2017)

10.2*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended July 1, 2012, filed with the Commission August 1, 2012)

10.3*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 30, 2014, filed with the Commission April 23, 2014)

10.4*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants made March 4, 2015, through March 1, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 5, 2015, filed with the Commission April 29, 2015)

10.5*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 2, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2016, filed with the Commission April 27, 2016)

10.6*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 4, 2015, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 5, 2015, filed with the Commission April 29, 2015)

10.7*
Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 2, 2016) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2016, filed with the Commission April 27, 2016)

10.8*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation 2012 Equity Compensation Plan (for grants beginning March 2, 2016, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended April 3, 2016, filed with the Commission April 27, 2016)

10.9*
Form of Non-Statutory Stock Option Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the Commission July 26, 2017)

10.10*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the Commission July 26, 2017)

10.11*
Form of Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the Commission July 26, 2017)

10.12*
Form of Performance Restricted Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants beginning May 3, 2017, and including, as indicated therein, provisions for certain executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended July 2, 2017, filed with the Commission July 26, 2017)

10.13*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 6, 2019) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 31, 2019, filed with the Commission April 24, 2019)

10.14*
Form of Non-Statutory Stock Option Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the Commission April 29, 2020)

10.15*
Form of Restricted Stock Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the Commission April 29, 2020)

10.16*
Form of Performance Stock Unit Award Agreement pursuant to the General Dynamics Corporation Amended and Restated 2012 Equity Compensation Plan (for grants to named executive officers beginning March 4, 2020, and including, as indicated therein, provisions for certain named executive officers who are subject to the company’s Compensation Recoupment Policy) (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the period ended March 29, 2020, filed with the Commission April 29, 2020)

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

10.24*	Amendment to the General Dynamics Corporation Supplemental Retirement Plan, effective December 20, 2019**

18	Preferability letter from KPMG, LLP regarding a change in accounting method**

21	Subsidiaries**

22	Subsidiary Guarantors (incorporated herein by reference from the company’s quarterly report on Form 10-Q for the quarter ended June 28, 2020, filed with the Commission July 29, 2020)

23	Consent of Independent Registered Public Accounting Firm**

24	Power of Attorney**

31.1	Certification by CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification by CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification by CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)

* Indicates a management contract or compensatory plan or arrangement required to be filed pursuant to Item 15(b) of Form 10-K.
** Filed or furnished electronically herewith.
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

GENERAL DYNAMICS CORPORATION
by
William A. Moss
Vice President and Controller

Dated: February 9, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on February 9, 2021, by the following persons on behalf of the Registrant and in the capacities indicated, including a majority of the directors.

Chairman, Chief Executive Officer and Director
Phebe N. Novakovic	(Principal Executive Officer)

Senior Vice President and Chief Financial Officer
Jason W. Aiken	(Principal Financial Officer)

Vice President and Controller
William A. Moss	(Principal Accounting Officer)

*
James S. Crown	Director

*
Rudy F. deLeon	Director

*
Cecil D. Haney	Director

*
Mark M. Malcolm	Director

*
James N. Mattis	Director

*
C. Howard Nye	Director

*
William A. Osborn	Director

*
Catherine B. Reynolds	Director

*
Laura J. Schumacher	Director

*
Robert K. Steel	Director

*
John G. Stratton	Director

*
Peter A. Wall	Director

 * By Gregory S. Gallopoulos pursuant to a Power of Attorney executed by the directors listed above, which Power of Attorney has been filed as an exhibit hereto and incorporated herein by reference thereto.

Gregory S. Gallopoulos
Senior Vice President, General Counsel and Secretary