Form 10-Q
period 2021-04-04
GENERAL DYNAMICS CORP
filed 2021-04-28
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2021
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
282,597,786 shares of the registrant’s common stock, $1 par value per share, were outstanding on April 4, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	April 4, 2021	March 29, 2020
Revenue:
Products	$5,355	$4,890
Services	4,034	3,859
	9,389	8,749
Operating costs and expenses:
Products	(4,438)	(3,986)
Services	(3,454)	(3,304)
General and administrative (G&A)	(559)	(525)
	(8,451)	(7,815)
Operating earnings	938	934
Other, net	30	21
Interest, net	(123)	(107)
Earnings before income tax	845	848
Provision for income tax, net	(137)	(142)
Net earnings	$708	$706

Earnings per share
Basic	$2.49	$2.45
Diluted	$2.48	$2.43
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 4, 2021	March 29, 2020
Net earnings	$708	$706
Losses on cash flow hedges	(91)	(99)
Foreign currency translation adjustments	(38)	(238)
Change in retirement plans’ funded status	101	87
Other comprehensive loss, pretax	(28)	(250)
Benefit for income tax, net	—	6
Other comprehensive loss, net of tax	(28)	(244)
Comprehensive income	$680	$462
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	April 4, 2021	December 31, 2020

ASSETS
Current assets:
Cash and equivalents	$1,811	$2,824
Accounts receivable	3,191	3,161
Unbilled receivables	7,987	8,024
Inventories	5,688	5,745
Other current assets	1,731	1,789
Total current assets	20,408	21,543
Noncurrent assets:
Property, plant and equipment, net	5,090	5,100
Intangible assets, net	2,043	2,117
Goodwill	19,972	20,053
Other assets	2,450	2,495
Total noncurrent assets	29,555	29,765
Total assets	$49,963	$51,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$3,186	$3,003
Accounts payable	2,736	2,952
Customer advances and deposits	5,694	6,276
Other current liabilities	3,537	3,733
Total current liabilities	15,153	15,964
Noncurrent liabilities:
Long-term debt	9,995	9,995
Other liabilities	9,475	9,688
Commitments and contingencies (see Note M)
Total noncurrent liabilities	19,470	19,683
Shareholders’ equity:
Common stock	482	482
Surplus	3,152	3,124
Retained earnings	33,869	33,498
Treasury stock	(18,585)	(17,893)
Accumulated other comprehensive loss	(3,578)	(3,550)
Total shareholders’ equity	15,340	15,661
Total liabilities and shareholders’ equity	$49,963	$51,308
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Three Months Ended
(Dollars in millions)	April 4, 2021	March 29, 2020
Cash flows from operating activities - continuing operations:
Net earnings	$708	$706
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	136	122
Amortization of intangible and finance lease right-of-use assets	79	90
Equity-based compensation expense	40	30
Deferred income tax benefit	(19)	(28)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(30)	(33)
Unbilled receivables	52	(78)
Inventories	57	(546)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(216)	(375)
Customer advances and deposits	(544)	(373)
Other, net	(260)	(181)
Net cash provided (used) by operating activities	3	(666)
Cash flows from investing activities:
Capital expenditures	(134)	(185)
Other, net	3	8
Net cash used by investing activities	(131)	(177)
Cash flows from financing activities:
Purchases of common stock	(759)	(449)
Dividends paid	(315)	(295)
Proceeds from fixed-rate notes	—	3,960
Proceeds from commercial paper, net	—	2,271
Other, net	201	(202)
Net cash (used) provided by financing activities	(873)	5,285
Net cash used by discontinued operations	(12)	(14)
Net (decrease) increase in cash and equivalents	(1,013)	4,428
Cash and equivalents at beginning of period	2,824	902
Cash and equivalents at end of period	$1,811	$5,330
Supplemental cash flow information:
Income tax payments, net	$(33)	$(43)
Interest payments	$(107)	$(66)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2020	$482	$3,124	$33,498	$(17,893)	$(3,550)	$15,661
Net earnings	—	—	708	—	—	708
Cash dividends declared	—	—	(337)	—	—	(337)
Equity-based awards	—	28	—	52	—	80
Shares purchased	—	—	—	(744)	—	(744)
Other comprehensive loss	—	—	—	—	(28)	(28)
April 4, 2021	$482	$3,152	$33,869	$(18,585)	$(3,578)	$15,340

December 31, 2019	$482	$3,039	$31,633	$(17,358)	$(3,818)	$13,978
Cumulative-effect adjustment*	—	—	(37)	—	—	(37)
Net earnings	—	—	706	—	—	706
Cash dividends declared	—	—	(319)	—	—	(319)
Equity-based awards	—	(24)	—	50	—	26
Shares purchased	—	—	—	(501)	—	(501)
Other comprehensive loss	—	—	—	—	(244)	(244)
March 29, 2020	$482	$3,015	$31,983	$(17,809)	$(4,062)	$13,609
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.
*Reflects the cumulative effect of Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which we adopted on January 1, 2020.

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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three-month period ended April 4, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three-month periods ended April 4, 2021, and March 29, 2020.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	April 4, 2021	December 31, 2020
PP&E	$10,795	$10,714
Accumulated depreciation	(5,705)	(5,614)
PP&E, net	$5,090	$5,100

Accounting Standards Updates. There are accounting standards that have been issued by the Financial Accounting Standards Board but are not yet effective. These standards are not expected to have a material impact on our results of operations, financial condition or cash flows.

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 80% and 81% of our revenue for the three-month periods ended April 4, 2021, and March 29, 2020, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 20% and 19% of our revenue for the three-month periods ended April 4, 2021, and March 29, 2020, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On April 4, 2021, we had $89.6 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 50% of our remaining performance obligations as revenue by year-end 2022, an additional 25% by year-end 2024 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates increased our revenue, operating earnings and diluted earnings per share as follows:

Three Months Ended	April 4, 2021	March 29, 2020
Revenue	$85	$90
Operating earnings	63	90
Diluted earnings per share	$0.17	$0.25
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended April 4, 2021, or March 29, 2020.
Revenue by Category. Our portfolio of products and services consists of approximately 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major products and services was as follows:

Three Months Ended	April 4, 2021	March 29, 2020
Aircraft manufacturing	$1,372	$1,165
Aircraft services and completions	515	526
Total Aerospace	1,887	1,691
Nuclear-powered submarines	1,719	1,560
Surface ships	528	462
Repair and other services	236	224
Total Marine Systems	2,483	2,246
Military vehicles	1,203	1,146
Weapons systems, armament and munitions	460	433
Engineering and other services	157	129
Total Combat Systems	1,820	1,708
Information technology (IT) services	2,085	1,988
C4ISR* solutions	1,114	1,116
Total Technologies	3,199	3,104
Total revenue	$9,389	$8,749
*Command, control, communications, computers, intelligence, surveillance and reconnaissance
Revenue by contract type was as follows:

Three Months Ended April 4, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$1,709	$1,784	$1,569	$1,340	$6,402
Cost-reimbursement	—	699	235	1,363	2,297
Time-and-materials	178	—	16	496	690
Total revenue	$1,887	$2,483	$1,820	$3,199	$9,389
Three Months Ended March 29, 2020
Fixed-price	$1,478	$1,569	$1,465	$1,389	$5,901
Cost-reimbursement	—	675	229	1,347	2,251
Time-and-materials	213	2	14	368	597
Total revenue	$1,691	$2,246	$1,708	$3,104	$8,749
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
Revenue by customer was as follows:

Three Months Ended April 4, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$58	$2,420	$916	$1,747	$5,141
Non-DoD	—	4	2	1,246	1,252
Foreign Military Sales (FMS)	19	56	87	14	176
Total U.S. government	77	2,480	1,005	3,007	6,569
U.S. commercial	857	1	66	57	981
Non-U.S. government	190	2	732	129	1,053
Non-U.S. commercial	763	—	17	6	786
Total revenue	$1,887	$2,483	$1,820	$3,199	$9,389
Three Months Ended March 29, 2020
U.S. government:
DoD	$161	$2,159	$888	$1,637	$4,845
Non-DoD	—	1	3	1,184	1,188
FMS	18	49	89	13	169
Total U.S. government	179	2,209	980	2,834	6,202
U.S. commercial	780	33	55	81	949
Non-U.S. government	21	3	663	152	839
Non-U.S. commercial	711	1	10	37	759
Total revenue	$1,691	$2,246	$1,708	$3,104	$8,749
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the three-month period ended April 4, 2021, were not materially impacted by any other factors.

Revenue recognized for the three-month periods ended April 4, 2021, and March 29, 2020, that was included in the contract liability balance at the beginning of each year was $1.5 and $1.2 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2020 (a)	$3,065	$297	$2,786	$13,905	$20,053
Acquisitions (b)	7	—	—	—	7
Other (c)	(103)	—	8	7	(88)
April 4, 2021 (a)	$2,969	$297	$2,794	$13,912	$19,972
(a)Goodwill in the Technologies reporting unit is net of $1.8 billion of accumulated impairment losses.
(b)Includes adjustments during the purchase price allocation period.
(c)Consists primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	April 4, 2021			December 31, 2020
Contract and program intangible assets (b)	$3,398	$(1,653)	$1,745	$3,399	$(1,600)	$1,799
Trade names and trademarks	490	(222)	268	516	(229)	287
Technology and software	131	(104)	27	134	(106)	28
Other intangible assets	86	(83)	3	161	(158)	3
Total intangible assets	$4,105	$(2,062)	$2,043	$4,210	$(2,093)	$2,117
(a)Changes in gross carrying amounts consist primarily of adjustments for write-offs of fully amortized intangible assets, acquired intangible assets and foreign currency translation.
(b)Consists of acquired backlog and probable follow-on work and associated customer relationships.
Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $55 and $66 for the three-month periods ended April 4, 2021, and March 29, 2020, respectively.

D. EARNINGS PER SHARE
We compute basic earnings per share (EPS) using net earnings for the period and the weighted average number of common shares outstanding during the period. Basic weighted average shares outstanding have decreased in 2021 and 2020 due to share repurchases. Diluted EPS incorporates the additional shares issuable upon the assumed exercise of stock options and the release of restricted stock and restricted stock units (RSUs).

Basic and diluted weighted average shares outstanding were as follows (in thousands):

Three Months Ended	April 4, 2021	March 29, 2020
Basic weighted average shares outstanding	284,102	288,569
Dilutive effect of stock options and restricted stock/RSUs*	1,096	1,374
Diluted weighted average shares outstanding	285,198	289,943
* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 8,298 and 5,908 for the three-month periods ended April 4, 2021, and March 29, 2020, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on April 4, 2021, or December 31, 2020.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on April 4, 2021, and December 31, 2020, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	April 4, 2021
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$6	$6	$—	$6	$—
Available-for-sale debt securities	143	143	—	143	—
Equity securities	57	57	57	—	—
Other investments	9	9	—	—	9
Cash flow hedges	388	388	—	388	—
Measured at amortized cost:
Short- and long-term debt principal	(13,293)	(14,244)	—	(14,244)	—

	December 31, 2020
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$19	$19	$17	$2	$—
Available-for-sale debt securities	134	134	—	134	—
Equity securities	58	58	58	—	—
Other investments	9	9	—	—	9
Cash flow hedges	419	419	—	419	—
Measured at amortized cost:
Short- and long-term debt principal	(13,117)	(14,606)	—	(14,606)	—
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

F. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	April 4, 2021	December 31, 2020
Deferred tax asset	$38	$37
Deferred tax liability	(445)	(461)
Net deferred tax liability	$(407)	$(424)

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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on April 4, 2021, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	April 4, 2021	December 31, 2020
Unbilled revenue	$36,769	$36,657
Advances and progress billings	(28,782)	(28,633)
Net unbilled receivables	$7,987	$8,024
On April 4, 2021, and December 31, 2020, net unbilled receivables included $1.9 billion and $2.8 billion, respectively, associated with a large international wheeled armored vehicle contract in our Combat Systems segment. We had experienced delays in payment under the contract in 2018 and 2019, which resulted in the large unbilled receivables balances. In March 2020, we finalized a contract amendment with the customer that included a revised payment schedule. Under the amended contract, we received progress payments of $1 billion in 2020 and $1.1 billion in the first quarter of 2021. Further progress payments will liquidate the net unbilled receivables balance over the next few years.

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

Inventories consisted of the following:

	April 4, 2021	December 31, 2020
Work in process	$3,832	$3,990
Raw materials	1,637	1,712
Finished goods	31	30
Pre-owned aircraft	188	13
Total inventories	$5,688	$5,745

I. DEBT
Debt consisted of the following:

		April 4, 2021	December 31, 2020
Fixed-rate notes due:	Interest rate:
May 2021	3.000%	$2,000	$2,000
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
April 2040	4.250%	750	750
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Floating-rate notes due:
May 2021	3-month LIBOR + 0.38%	500	500
Other	Various	293	117
Total debt principal		13,293	13,117
Less unamortized debt issuance costs and discounts		112	119
Total debt		13,181	12,998
Less current portion		3,186	3,003
Long-term debt		$9,995	$9,995
On April 4, 2021, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2022, a $2 billion multi-year facility expiring in March 2023 and a $1 billion multi-year facility expiring in March

2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on April 4, 2021.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	April 4, 2021	December 31, 2020

Salaries and wages	$859	$1,007
Workers’ compensation	306	338
Retirement benefits	295	306
Operating lease liabilities	248	262
Fair value of cash flow hedges	127	79
Other (a)	1,702	1,741
Total other current liabilities	$3,537	$3,733

Retirement benefits	$4,985	$5,182
Operating lease liabilities	1,061	1,149
Customer deposits on commercial contracts	910	872
Deferred income taxes	445	461
Other (b)	2,074	2,024
Total other liabilities	$9,475	$9,688
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

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. On March 4, 2020, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the three-month period ended April 4, 2021, we repurchased 4.6 million of our outstanding shares for $744. On April 4, 2021, 7.7 million shares remained authorized by our board of directors for repurchase, representing 2.7% of our total shares outstanding. We repurchased 3.4 million shares for $501 in the three-month period ended March 29, 2020.
Dividends per Share. Our board of directors declared dividends of $1.19 and $1.10 per share for the three-month periods ended April 4, 2021, and March 29, 2020, respectively. We paid cash dividends of $315 and $295 for the three-month periods ended April 4, 2021, and March 29, 2020, respectively.

Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains /(Losses) on Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2020	$272	$641	$(4,463)	$(3,550)
Other comprehensive loss, pretax	(91)	(38)	101	(28)
Benefit for income tax, net	23	—	(23)	—
Other comprehensive loss, net of tax	(68)	(38)	78	(28)
April 4, 2021	$204	$603	$(4,385)	$(3,578)

December 31, 2019	$2	$288	$(4,108)	$(3,818)
Other comprehensive loss, pretax	(99)	(238)	87	(250)
Benefit for income tax, net	23	—	(17)	6
Other comprehensive loss, net of tax	(76)	(238)	70	(244)
March 29, 2020	$(74)	$50	$(4,038)	$(4,062)
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On April 4, 2021, and December 31, 2020, we held $1.8 billion and $2.8 billion in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On April 4, 2021, and December 31, 2020, we held marketable securities in trust of $206 and $211, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. We had notional forward exchange and interest rate swap contracts outstanding of $9.1 billion and $9.4 billion on April 4, 2021, and December 31, 2020, respectively. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note E for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three-month periods ended April 4, 2021, and March 29, 2020. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three-month periods ended April 4, 2021, and March 29, 2020, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on April 4, 2021, or December 31, 2020.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three-month periods ended April 4, 2021, or March 29, 2020. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the three-month periods ended April 4, 2021, and March 29, 2020.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1 billion on April 4, 2021. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of April 4, 2021, the estimated change in fair market values from the date of the commitments was not material.
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

The changes in the carrying amount of warranty liabilities for the three-month periods ended April 4, 2021, and March 29, 2020, were as follows:

Three Months Ended	April 4, 2021	March 29, 2020
Beginning balance	$660	$619
Warranty expense	26	26
Payments	(40)	(12)
Ending balance	$646	$633

N. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit credit for the three-month periods ended April 4, 2021, and March 29, 2020, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Service cost	$30	$29	$2	$2
Interest cost	90	123	5	7
Expected return on plan assets	(241)	(234)	(9)	(9)
Net actuarial loss (gain)	103	79	—	(1)
Prior service credit	(5)	(4)	—	—
Net periodic benefit credit	$(23)	$(7)	$(2)	$(1)
Our contractual arrangements with the U.S. government provide for the recovery of pension and other post-retirement benefit costs related to employees working on government contracts. For these plans, the amount allocated to contracts is determined in accordance with the Cost Accounting Standards and Federal Acquisition Regulation. At this time, cumulative benefit costs exceed the amount allocated to contracts. To the extent we consider recovery of benefit costs to be probable based on our backlog and probable follow-on contracts, we defer the excess in other contract costs in other current assets on the Consolidated Balance Sheet until the cost is allocable to contracts. To the extent there is a non-service component of net periodic benefit credit for our defined benefit plans, it is reported in other income (expense) in the Consolidated Statement of Earnings.

O. SEGMENT INFORMATION
We have four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We organize our segments in accordance with the nature of products and services offered. We measure each segment’s profitability based on operating earnings. As a result, we do not allocate net interest, other income and expense items, and income taxes to our segments.

Summary financial information for each of our segments follows:

	Revenue		Operating Earnings
Three Months Ended	April 4, 2021	March 29, 2020	April 4, 2021	March 29, 2020
Aerospace	$1,887	$1,691	$220	$240
Marine Systems	2,483	2,246	200	184
Combat Systems	1,820	1,708	244	223
Technologies	3,199	3,104	306	298
Corporate*	—	—	(32)	(11)
Total	$9,389	$8,749	$938	$934
* Corporate operating results consist primarily of equity-based compensation expense.

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
Our company is organized into four operating segments: Aerospace, Marine Systems, Combat Systems and Technologies. We refer to the latter three collectively as our defense segments. Our primary customer is the U.S. government, including the Department of Defense (DoD), the intelligence community and other U.S. government customers. We also have significant business with non-U.S. governments and a diverse base of corporate and individual buyers of business jet aircraft and related services. The following discussion should be read in conjunction with our 2020 Annual Report on Form 10-K and with the unaudited Consolidated Financial Statements included in this Form 10-Q.

BUSINESS ENVIRONMENT
The Coronavirus (COVID-19) pandemic has caused significant disruptions to national and global economies and government activities over the last year. During this time, we have continued to conduct our operations while responding to the pandemic with actions to mitigate adverse consequences to our employees, business, supply chain and customers. While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the pandemic’s duration and its broader impact. For additional information, see the Risk Factors in Part I, Item 1A, and the Business Environment in Part II, Item 7, in our most recent Form 10-K filing.
The United States and some other governments have taken steps to respond to the pandemic and to support economic activity and liquidity in the capital markets. In the United States, the American Rescue Plan Act (ARPA) is the latest legislation to provide relief. ARPA extends through September 30, 2021, the provisions of the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) that allow agencies to reimburse contractors for payments to covered workers who are prevented from working due to government facility closures or other restrictions. ARPA also includes changes to employer funding requirements for pension plans designed to reduce the amount of required contributions. However, these same provisions reduce the amount of pension costs reimbursable on our U.S. government contracts. As a result, this provision is not expected to have a material impact on our 2021 results of operations and financial condition.
Our Aerospace segment continues to experience the most significant impact from the pandemic. New aircraft deliveries reflect last year’s decision to reduce production rates due to the pandemic. While orders were strong in the quarter, additional new aircraft revenue growth is dependent on the continued improvement of the large economies of the world and the return of international travel. As air travel has increased, demand for aircraft services has improved, but remains modestly below pre-pandemic levels. Our U.S. government business continues to experience some disruption from the COVID-19 pandemic, particularly in our Technologies segment due to select customer site closures and limited access to some customer sites. The Review of Operating Segments includes additional information on the first-quarter results for each of our segments.

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

CONSOLIDATED OVERVIEW

Three Months Ended	April 4, 2021	March 29, 2020	Variance
Revenue	$9,389	$8,749	$640	7.3%
Operating costs and expenses	(8,451)	(7,815)	(636)	8.1%
Operating earnings	938	934	4	0.4%
Operating margin	10.0%	10.7%
Our consolidated revenue increased in the first quarter of 2021 driven by growth in all segments, including a significant increase in U.S. Navy ship construction volume in our Marine Systems segment and additional aircraft deliveries in our Aerospace segment.
Operating margin decreased 70 basis points in the first quarter of 2021 due primarily to mark-to-market adjustments related to aircraft that were in the G500 flight test program and a less favorable mix in aircraft deliveries in the Aerospace segment.

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

AEROSPACE

Three Months Ended	April 4, 2021	March 29, 2020	Variance
Revenue	$1,887	$1,691	$196	11.6%
Operating earnings	220	240	(20)	(8.3)%
Operating margin	11.7%	14.2%
Gulfstream aircraft deliveries (in units)	28	23	5	21.7%
Operating Results
The increase in the Aerospace segment’s revenue in the first quarter of 2021 consisted of the following:

Aircraft manufacturing	$207
Aircraft services and completions	(11)
Total increase	$196
Aircraft manufacturing revenue increased on additional deliveries of large-cabin G500 and G600 aircraft. The first quarter of 2020 was impacted by delayed aircraft deliveries caused by COVID-related quarantine and travel restrictions. In the second quarter of 2020, in response to the pandemic, we lowered our aircraft production rate, which impacts 2021 deliveries. The full impact of the adjusted production rate will be reflected in our second quarter deliveries, after which we expect steady revenue growth as scheduled customer deliveries increase in the third and fourth quarters. Aircraft services and completions revenue was down slightly from the first quarter of 2020 as increased Gulfstream services revenue was more than offset by decreased fixed-base operator (FBO) and other aircraft services, which remain below pre-pandemic levels.
The change in the segment’s operating earnings in the first quarter of 2021 consisted of the following:

Aircraft manufacturing	$(43)
Aircraft services and completions	21
G&A/other expenses	2
Total decrease	$(20)
Aircraft manufacturing operating earnings were down in the first quarter of 2021 due primarily to a less favorable mix in aircraft deliveries. Operating earnings were also impacted by mark-to-market adjustments related to aircraft that were in the G500 flight test program. This decrease was offset partially by increased aircraft services and completions operating earnings due to favorable cost performance and mix of aircraft services. In total, the Aerospace segment’s operating margin decreased 250 basis points in the first quarter of 2021 compared with the prior-year period.

MARINE SYSTEMS

Three Months Ended	April 4, 2021	March 29, 2020	Variance
Revenue	$2,483	$2,246	$237	10.6%
Operating earnings	200	184	16	8.7%
Operating margin	8.1%	8.2%
Operating Results
The increase in the Marine Systems segment’s revenue in the first quarter of 2021 consisted of the following:

U.S. Navy ship construction	$267
U.S. Navy ship engineering, repair and other services	3
Commercial ship construction	(33)
Total increase	$237
Revenue from U.S. Navy ship construction was up in the first quarter of 2021 due to increased volume on Block V of the Virginia-class submarine program, the Columbia-class submarine program and the Expeditionary Sea Base (ESB) auxiliary support ship program. The Marine Systems segment’s operating margin decreased 10 basis points in the first quarter of 2021, reflecting the shift in mix to early work on new submarine programs with the typical lower initial profit rates.
COMBAT SYSTEMS

Three Months Ended	April 4, 2021	March 29, 2020	Variance
Revenue	$1,820	$1,708	$112	6.6%
Operating earnings	244	223	21	9.4%
Operating margin	13.4%	13.1%
Operating Results
The increase in the Combat Systems segment’s revenue in the first quarter of 2021 consisted of the following:

International military vehicles	$82
Weapons systems and munitions	42
U.S. military vehicles	(12)
Total increase	$112
Revenue from international military vehicles increased in the first quarter of 2021 due primarily to higher volume on contracts to produce 8x8 and 6x6 vehicles for a variety of international customers. Weapons systems and munitions revenue was up driven by increased production of propellant and missile subcomponents. The Combat Systems segment’s operating margin increased 30 basis points in the first quarter of 2021 on a favorable product mix and continued cost reduction efforts.

TECHNOLOGIES

Three Months Ended	April 4, 2021	March 29, 2020	Variance
Revenue	$3,199	$3,104	$95	3.1%
Operating earnings	306	298	8	2.7%
Operating margin	9.6%	9.6%
Operating Results
The increase in the Technologies segment’s revenue in the first quarter of 2021 consisted of the following:

IT services	$97
C4ISR* solutions	(2)
Total increase	$95
*Command, control, communications, computers, intelligence, surveillance and reconnaissance
IT services revenue increased in the first quarter of 2021 due to the ramp up of several new programs. Revenue growth in C4ISR solutions was offset by the sale of a satellite communications business in the second quarter of 2020. Year-over-year organic growth for the segment was 5.3%, excluding the impact of the sale. The Technologies segment’s operating margin remained steady in the first quarter of 2021 as favorable contract mix offset the COVID-related impacts in our IT services business, particularly customer reimbursement of idle workforce cost at zero fee.
CORPORATE
Corporate operating results consisted primarily of equity-based compensation expense and totaled $32 in the first quarter of 2021 compared with $11 in the first quarter of 2020.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	April 4, 2021	March 29, 2020	Variance
Revenue	$5,355	$4,890	$465	9.5%
Operating costs	(4,438)	(3,986)	(452)	11.3%
The increase in product revenue in the first quarter of 2021 consisted of the following:

Ship construction	$234
Aircraft manufacturing	207
Other, net	24
Total increase	$465
Revenue from ship construction was up in the first quarter of 2021 due to increased volume on the Virginia-class and Columbia-class submarine programs and ESB auxiliary support ship program. Aircraft manufacturing revenue increased due to additional deliveries of the large-cabin G500 and G600 aircraft. In the first quarter of 2021, product operating costs increased at a higher rate than revenue due primarily to the mark-to-market adjustments related to G500 flight test aircraft and the mix of aircraft deliveries.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	April 4, 2021	March 29, 2020	Variance
Revenue	$4,034	$3,859	$175	4.5%
Operating costs	(3,454)	(3,304)	(150)	4.5%
The increase in service revenue in the first quarter of 2021 consisted of the following:

IT services	$97
Other, net	78
Total increase	$175
IT services revenue increased in the first quarter of 2021 due to the ramp up of several new programs. In the first quarter of 2021, the primary driver of the increase in service operating costs was the change in volume of IT services.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 6% in the first three months of 2021 and 2020.
INTEREST, NET
Net interest expense was $123 in the first three months of 2021 compared with $107 in the prior-year period. The increase was due to incremental debt issued last year in conjunction with refinancing maturing notes. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates.
OTHER, NET
Net other income was $30 in the first three months of 2021 compared with $21 in the first three months of 2020. Other represents primarily the non-service components of pension and other post-retirement benefits, which were income in both periods.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 16.2% in the first three months of 2021 compared with 16.7% in the prior-year period.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $89.6 billion at the end of the first quarter of 2021 compared with $89.5 billion on December 31, 2020. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $131.4 billion on April 4, 2021.

The following table details the backlog and estimated potential contract value of each segment at the end of the first quarter of 2021 and fourth quarter of 2020:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	April 4, 2021
Aerospace	$11,545	$384	$11,929	$2,312	$14,241
Marine Systems	27,676	22,075	49,751	2,815	52,566
Combat Systems	14,085	143	14,228	9,120	23,348
Technologies	10,003	3,670	13,673	27,530	41,203
Total	$63,309	$26,272	$89,581	$41,777	$131,358

	December 31, 2020
Aerospace	$11,308	$318	$11,626	$2,800	$14,426
Marine Systems	23,646	26,336	49,982	4,876	54,858
Combat Systems	14,341	226	14,567	9,774	24,341
Technologies	9,488	3,826	13,314	27,727	41,041
Total	$58,783	$30,706	$89,489	$45,177	$134,666

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the first quarter of 2021 with backlog of $11.9 billion, up approximately 3% from $11.6 billion on December 31, 2020.
Orders in the first quarter of 2021 reflected strong demand across our aircraft portfolio. The segment’s book-to-bill ratio (orders divided by revenue) was 1.3-to-1 in the first quarter of 2021.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On April 4, 2021, estimated potential contract value in the Aerospace segment was $2.3 billion.

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
Total backlog in our defense segments was $77.7 billion on April 4, 2021. The Technologies segment started 2021 with strong order activity, achieving a book-to-bill ratio of 1.1-to-1. Estimated potential contract value in our defense segments was $39.5 billion on April 4, 2021. We received the following significant contract awards during the first quarter of 2021:
Marine Systems:
•$1.9 billion from the U.S. Navy for the construction of a tenth submarine in Block V of the Virginia-class submarine program.
•$75 from the Navy for Advanced Nuclear Plant Studies (ANPS) in support of the Columbia-class submarine program.
•$30 from the Navy for maintenance and modernization work on the USS Princeton, a Ticonderoga-class guided-missile cruiser.
Combat Systems:
•$295 from the U.S. Army for various munitions and ordnance.
•$225 from the Army for inventory management and support services for the Stryker fleet.
•$120 from the Army to provide systems technical support for Abrams main battle tanks.
•$110 to produce M3 amphibious bridging vehicles for an international customer.
•$70 from the Army to upgrade Abrams tanks to the M1A2 System Enhancement Package Version 3 (SEPv3) configuration.
Technologies:
•A contract to provide information technology (IT) and technical support services to the Defense Intelligence Agency (DIA) and the National Geospatial-Intelligence Agency (NGA) under the Solutions for the Information Technology Enterprise (SITE) III program. The program has a maximum potential value of $12.6 billion among multiple awardees.
•An IDIQ contract to provide ship, carrier, submarine and service craft modernization for the Navy. The program has a maximum potential value of $805 among multiple awardees.
•$45 from the U.S. Coast Guard to provide sustainment support for the Rescue 21 program. The contract has a maximum potential value of $235.
•$200 from the Federal Emergency Management Agency (FEMA) to provide COVID-19-related contact-center operations and support services.
•$175 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.
•$135 to provide enterprise IT, communications and mission command support services to U.S. Army Europe.

•$130 to provide turnkey training and simulation services for the Army’s Aviation Center of Excellence in Fort Rucker, Alabama.
•$120 from the U.S. Air Force for the Battlefield Information Collection and Exploitation System (BICES) program to provide intelligence information sharing capabilities for the DoD.
•A contract to provide software development and IT support services to the U.S. Patent and Trademark Office. The contract has a maximum potential value of $95.
•$70 from the Army for the production of Prophet enhanced ground-based signals intelligence and electronic warfare systems.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the first quarter of 2021 with a cash and equivalents balance of $1.8 billion compared with $2.8 billion at the end of 2020.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first three months of 2021 and 2020, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.

OPERATING ACTIVITIES
Cash provided by operating activities was $3 in the first three months of 2021 compared with a use of cash of $666 in the same period in 2020. The primary driver of cash inflows in both periods was net earnings. However, cash flows in both periods were affected negatively by growth in operating working capital (OWC). Throughout 2020 we experienced growth in OWC in our Aerospace segment due to our position in the development and production cycles of our Gulfstream aircraft models. Although this Aerospace OWC growth began reversing in the fourth quarter of 2020 and continued in the first three months of 2021, the timing of billings and payments in our defense segments resulted in net OWC growth for the quarter.

INVESTING ACTIVITIES
Cash used by investing activities was $131 in the first three months of 2021 compared with $177 in the same period in 2020. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $134 in the first three months of 2021 compared with $185 in the same period in 2020.

FINANCING ACTIVITIES
Cash used by financing activities was $873 in the first three months of 2021 compared with cash provided of $5.3 billion in the same period in 2020. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and employee stock option exercises. Our financing activities also include repurchases of common stock, payment of dividends and debt repayments.
Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $759 and $449 in the first three months of 2021 and 2020, respectively, to repurchase our outstanding shares. On April 4, 2021, 7.7 million shares remained authorized by our board of directors for repurchase, representing 2.7% of our total shares outstanding.
On March 3, 2021, our board of directors declared an increased quarterly dividend of $1.19 per share, the 24th consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.10 per share in March 2020. Cash dividends paid were $315 in the first three months of 2021 compared with $295 in the same period in 2020.
In March 2020, we issued $4 billion of fixed-rate notes. The proceeds were used to repay $2.5 billion of fixed- and floating-rate notes that matured in May 2020 and for general corporate purposes, including the repayment of a portion of the borrowings under our commercial paper program. Fixed- and floating-rate notes totaling $2.5 billion mature in May 2021, and an additional $500 of fixed-rate notes mature in July 2021. We plan to refinance a portion of these notes and repay the remainder using a combination of cash on hand and the issuance of commercial paper. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note I to the unaudited Consolidated Financial Statements in Part 1, Item 1.
In the first three months of 2020, we received net proceeds of $2.3 billion from the issuance of commercial paper. On April 4, 2021, we had no commercial paper outstanding, but we maintain the ability to access the commercial paper market in the future. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

NON-GAAP FINANCIAL MEASURES
We emphasize the efficient conversion of net earnings into cash and the deployment of that cash to maximize shareholder returns. As described below, we use free cash flow from operations and net debt to measure our performance in these areas. While we believe these metrics provide useful information, they are not defined operating measures under U.S. generally accepted accounting principles (GAAP), and there are limitations associated with their use. Our calculation of these metrics may not be completely comparable to similarly titled measures of other companies due to potential differences in the method of calculation. As a result, the use of these metrics should not be considered in isolation from, or as a substitute for, other GAAP measures.

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

Three Months Ended	April 4, 2021	March 29, 2020
Net cash provided (used) by operating activities	$3	$(666)
Capital expenditures	(134)	(185)
Free cash flow from operations	$(131)	$(851)
Cash flows as a percentage of net earnings:
Net cash provided (used) by operating activities	—%	(94)%
Free cash flow from operations	(19)%	(121)%
Net Debt. We define net debt as short- and long-term debt (total debt) less cash and equivalents. We believe net debt is a useful measure for investors because it reflects the borrowings that support our operations and capital deployment strategy. We use net debt as an important indicator of liquidity and financial position. The following table reconciles net debt with total debt:

	April 4, 2021	December 31, 2020
Total debt	$13,181	$12,998
Less cash and equivalents	1,811	2,824
Net debt	$11,370	$10,174

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $63 ($0.17) and $90 ($0.25) for the three-month periods ended April 4, 2021, and March 29, 2020, respectively. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three-month periods ended April 4, 2021, or March 29, 2020.
Other critical accounting policies include long-lived assets and goodwill, commitments and contingencies, and retirement plans. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2020.

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

STATEMENT OF EARNINGS INFORMATION

	Three Months Ended April 4, 2021	Year Ended December 31, 2020
Revenue	$3,169	$13,065
Operating costs and expenses, excluding G&A	(2,736)	(11,190)
Net earnings	138	738
BALANCE SHEET INFORMATION

	April 4, 2021	December 31, 2020
Cash and equivalents	$756	$1,952
Other current assets	2,807	2,894
Noncurrent assets	3,117	3,082
Total assets	$6,680	$7,928

Short-term debt and current portion of long-term debt	$3,000	$2,998
Other current liabilities	2,736	2,944
Long-term debt	9,925	9,922
Other noncurrent liabilities	5,416	5,645
Total liabilities	$21,077	$21,509
The summarized balance sheet information presented above includes the funded status of the company’s primary qualified U.S. government pension plans as the parent has the ultimate obligation for the plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of April 4, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on April 4, 2021, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended April 4, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The certifications of the company’s Chief Executive Officer and Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward-looking statements that are based on management’s expectations, estimates, projections and assumptions. Words such as “expects,” “anticipates,” “plans,” “believes,” “scheduled,” “outlook,” “estimates,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. Examples include projections of revenue, earnings, operating margin, segment performance, cash flows, contract awards, aircraft production, deliveries and backlog. In making these statements we rely on assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments as well as other factors we consider appropriate under the circumstances. We believe our estimates and judgments are reasonable based on information available to us at the time. Forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, as amended. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict. Therefore, actual future results and trends may differ materially from what is forecast in forward-looking statements due to a variety of factors, including, without limitation, the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. These factors include:
•general U.S. and international political and economic conditions;
•the negative impact of the COVID-19 pandemic, or other similar outbreaks;
•decreases in U.S. government defense spending or changing priorities within the defense budget;
•termination of government contracts due to unilateral government action;
•differences in anticipated and actual program performance, including the ability to perform within estimated costs, and performance issues with key suppliers and subcontractors;
•expected recovery on contract claims and requests for equitable adjustment;
•changing customer demand for business aircraft, including the effects of economic conditions on the business-aircraft market;
•potential for changing prices for energy and raw materials;
•the status or outcome of legal and/or regulatory proceedings;
•potential effects of audits and reviews by government agencies of our government contract performance, compliance and internal control systems and policies;
•risks and uncertainties relating to our acquisitions and joint ventures; and
•potential for cybersecurity events and other disruptions.
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

ITEM 1A. RISK FACTORS
There have been no material changes with respect to this item from the disclosure included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our first-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
1/1/21-1/31/21	350,000	$148.56	350,000	11,972,968
2/1/21-2/28/21	3,024,972	157.98	3,024,972	8,947,996
3/1/21-4/4/21	1,237,867	173.32	1,237,867	7,710,129

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
1/1/21-1/31/21	581	147.04
2/1/21-2/28/21	2,545	165.51
3/1/21-4/4/21	108,060	170.15
	4,724,025	$161.58
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
We did not make any unregistered sales of equity securities in the first quarter of 2021.

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
Dated: April 28, 2021