Form 10-Q
period 2021-07-04
GENERAL DYNAMICS CORP
filed 2021-07-28
CIK 40533

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[☑] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2021
OR
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
Large accelerated filer ✓ Accelerated filer ___ Non-accelerated filer ___
Smaller reporting company___☐ Emerging growth company___☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___☐ No ✓
279,541,414 shares of the registrant’s common stock, $1 par value per share, were outstanding on July 4, 2021.

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Three Months Ended
(Dollars in millions, except per-share amounts)	July 4, 2021	June 28, 2020
Revenue:
Products	$5,160	$5,505
Services	4,060	3,759
	9,220	9,264
Operating costs and expenses:
Products	(4,259)	(4,607)
Services	(3,446)	(3,249)
General and administrative (G&A)	(556)	(574)
	(8,261)	(8,430)
Operating earnings	959	834
Other, net	31	25
Interest, net	(109)	(132)
Earnings before income tax	881	727
Provision for income tax, net	(144)	(102)
Net earnings	$737	$625

Earnings per share
Basic	$2.63	$2.18
Diluted	$2.61	$2.18
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (UNAUDITED)

	Six Months Ended
(Dollars in millions, except per-share amounts)	July 4, 2021	June 28, 2020
Revenue:
Products	$10,515	$10,395
Services	8,094	7,618
	18,609	18,013
Operating costs and expenses:
Products	(8,697)	(8,593)
Services	(6,900)	(6,553)
G&A	(1,115)	(1,099)
	(16,712)	(16,245)
Operating earnings	1,897	1,768
Other, net	61	46
Interest, net	(232)	(239)
Earnings before income tax	1,726	1,575
Provision for income tax, net	(281)	(244)
Net earnings	$1,445	$1,331

Earnings per share
Basic	$5.12	$4.63
Diluted	$5.10	$4.61
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
(Dollars in millions)	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Net earnings	$737	$625	$1,445	$1,331
Gains (losses) on cash flow hedges	5	170	(86)	71
Foreign currency translation adjustments	68	159	30	(79)
Change in retirement plans’ funded status	71	84	172	171
Other comprehensive income, pretax	144	413	116	163
Provision for income tax, net	(13)	(62)	(13)	(56)
Other comprehensive income, net of tax	131	351	103	107
Comprehensive income	$868	$976	$1,548	$1,438
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEET

	(Unaudited)
(Dollars in millions)	July 4, 2021	December 31, 2020

ASSETS
Current assets:
Cash and equivalents	$2,950	$2,824
Accounts receivable	3,255	3,161
Unbilled receivables	7,923	8,024
Inventories	5,803	5,745
Other current assets	1,649	1,789
Total current assets	21,580	21,543
Noncurrent assets:
Property, plant and equipment, net	5,135	5,100
Intangible assets, net	2,003	2,117
Goodwill	20,021	20,053
Other assets	2,444	2,495
Total noncurrent assets	29,603	29,765
Total assets	$51,183	$51,308

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt	$2,821	$3,003
Accounts payable	2,595	2,952
Customer advances and deposits	5,956	6,276
Other current liabilities	3,609	3,733
Total current liabilities	14,981	15,964
Noncurrent liabilities:
Long-term debt	11,485	9,995
Other liabilities	9,396	9,688
Commitments and contingencies (see Note M)
Total noncurrent liabilities	20,881	19,683
Shareholders’ equity:
Common stock	482	482
Surplus	3,194	3,124
Retained earnings	34,273	33,498
Treasury stock	(19,181)	(17,893)
Accumulated other comprehensive loss	(3,447)	(3,550)
Total shareholders’ equity	15,321	15,661
Total liabilities and shareholders’ equity	$51,183	$51,308
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Six Months Ended
(Dollars in millions)	July 4, 2021	June 28, 2020
Cash flows from operating activities - continuing operations:
Net earnings	$1,445	$1,331
Adjustments to reconcile net earnings to net cash from operating activities:
Depreciation of property, plant and equipment	280	254
Amortization of intangible and finance lease right-of-use assets	159	177
Equity-based compensation expense	72	61
Deferred income tax benefit	(37)	(83)
(Increase) decrease in assets, net of effects of business acquisitions:
Accounts receivable	(94)	(1)
Unbilled receivables	134	160
Inventories	(58)	(433)
Increase (decrease) in liabilities, net of effects of business acquisitions:
Accounts payable	(364)	(782)
Customer advances and deposits	(226)	(863)
Other, net	(193)	356
Net cash provided by operating activities	1,118	177
Cash flows from investing activities:
Capital expenditures	(306)	(406)
Other, net	(2)	184
Net cash used by investing activities	(308)	(222)
Cash flows from financing activities:
Repayment of fixed-rate notes	(2,000)	(2,000)
Proceeds from commercial paper, gross (maturities greater than 3 months)	1,997	420
Proceeds from fixed-rate notes	1,497	3,960
Purchases of common stock	(1,352)	(501)
Dividends paid	(651)	(610)
Repayment of floating-rate notes	(500)	(500)
Proceeds from commercial paper, net	—	816
Other, net	338	(118)
Net cash (used) provided by financing activities	(671)	1,467
Net cash used by discontinued operations	(13)	(24)
Net increase in cash and equivalents	126	1,398
Cash and equivalents at beginning of period	2,824	902
Cash and equivalents at end of period	$2,950	$2,300
Supplemental cash flow information:
Income tax payments, net	$(245)	$(56)
Interest payments	$(228)	$(221)
The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
April 4, 2021	$482	$3,152	$33,869	$(18,585)	$(3,578)	$15,340
Net earnings	—	—	737	—	—	737
Cash dividends declared	—	—	(333)	—	—	(333)
Equity-based awards	—	42	—	19	—	61
Shares purchased	—	—	—	(615)	—	(615)
Other comprehensive income	—	—	—	—	131	131
July 4, 2021	$482	$3,194	$34,273	$(19,181)	$(3,447)	$15,321

March 29, 2020	$482	$3,015	$31,983	$(17,809)	$(4,062)	$13,609
Net earnings	—	—	625	—	—	625
Cash dividends declared	—	—	(314)	—	—	(314)
Equity-based awards	—	35	—	—	—	35
Other comprehensive income	—	—	—	—	351	351
June 28, 2020	$482	$3,050	$32,294	$(17,809)	$(3,711)	$14,306

	Six Months Ended
	Common Stock		Retained	Treasury	Accumulated Other Comprehensive	Total Shareholders’
(Dollars in millions)	Par	Surplus	Earnings	Stock	Loss	Equity
December 31, 2020	$482	$3,124	$33,498	$(17,893)	$(3,550)	$15,661
Net earnings	—	—	1,445	—	—	1,445
Cash dividends declared	—	—	(670)	—	—	(670)
Equity-based awards	—	70	—	71	—	141
Shares purchased	—	—	—	(1,359)	—	(1,359)
Other comprehensive income	—	—	—	—	103	103
July 4, 2021	$482	$3,194	$34,273	$(19,181)	$(3,447)	$15,321

December 31, 2019	$482	$3,039	$31,633	$(17,358)	$(3,818)	$13,978
Cumulative-effect adjustment*	—	—	(37)	—	—	(37)
Net earnings	—	—	1,331	—	—	1,331
Cash dividends declared	—	—	(633)	—	—	(633)
Equity-based awards	—	11	—	50	—	61
Shares purchased	—	—	—	(501)	—	(501)
Other comprehensive income	—	—	—	—	107	107
June 28, 2020	$482	$3,050	$32,294	$(17,809)	$(3,711)	$14,306
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
Our fiscal quarters are typically 13 weeks in length. Because our fiscal year ends on December 31, the number of days in our first and fourth quarters varies slightly from year to year. Operating results for the three- and six-month periods ended July 4, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
The unaudited Consolidated Financial Statements contain all adjustments that are of a normal recurring nature necessary for a fair presentation of our results of operations and financial condition for the three- and six-month periods ended July 4, 2021, and June 28, 2020.
These unaudited Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.
Property, Plant and Equipment, Net. Property, plant and equipment (PP&E) is carried at historical cost, net of accumulated depreciation. Net PP&E consisted of the following:

	July 4, 2021	December 31, 2020
PP&E	$10,948	$10,714
Accumulated depreciation	(5,813)	(5,614)
PP&E, net	$5,135	$5,100

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
Our performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 81% and 80% of our revenue for the three- and six-month periods ended July 4, 2021, and 76% and 78% of our revenue for the three- and six-month periods ended June 28, 2020, respectively. Substantially all of our revenue in the defense segments is recognized over time, because control is transferred continuously to our customers. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance obligations. Incurred cost represents work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, material, overhead and, when appropriate, G&A expenses.
Revenue from goods and services transferred to customers at a point in time accounted for 19% and 20% of our revenue for the three- and six-month periods ended July 4, 2021, and 24% and 22% of our revenue for the three- and six-month periods ended June 28, 2020, respectively. Most of our revenue recognized at a point in time is for the manufacture of business jet aircraft in our Aerospace segment. Revenue on these contracts is recognized when the customer obtains control of the asset, which is generally upon delivery and acceptance by the customer of the fully outfitted aircraft.
On July 4, 2021, we had $89.2 billion of remaining performance obligations, which we also refer to as total backlog. We expect to recognize approximately 45% of our remaining performance obligations as revenue by year-end 2022, an additional 30% by year-end 2024 and the balance thereafter.
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
The impact of adjustments in contract estimates on our operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on our revenue, operating earnings and diluted earnings per share were as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Revenue	$75	$54	$160	$144
Operating earnings	76	(5)	139	85
Diluted earnings per share	$0.21	$(0.01)	$0.39	$0.23
No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended July 4, 2021, or June 28, 2020. The 2020 results reflect an approximate $40 loss in our Technologies segment on a contract with a non-U.S. customer from schedule delays caused by COVID-related travel restrictions.
Revenue by Category. Our portfolio of products and services consists of approximately 10,000 active contracts. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major products and services was as follows:

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Aircraft manufacturing	$1,072	$1,532	$2,444	$2,697
Aircraft services and completions	550	442	1,065	968
Total Aerospace	1,622	1,974	3,509	3,665
Nuclear-powered submarines	1,679	1,708	3,398	3,268
Surface ships	585	510	1,113	972
Repair and other services	272	253	508	477
Total Marine Systems	2,536	2,471	5,019	4,717
Military vehicles	1,231	1,103	2,434	2,249
Weapons systems, armament and munitions	511	515	971	948
Engineering and other services	157	136	314	265
Total Combat Systems	1,899	1,754	3,719	3,462
Information technology (IT) services	2,071	1,884	4,156	3,872
C4ISR* solutions	1,092	1,181	2,206	2,297
Total Technologies	3,163	3,065	6,362	6,169
Total revenue	$9,220	$9,264	$18,609	$18,013
*Command, control, communications, computers, intelligence, surveillance and reconnaissance

Revenue by contract type was as follows:

Three Months Ended July 4, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$1,440	$1,810	$1,668	$1,304	$6,222
Cost-reimbursement	—	726	216	1,363	2,305
Time-and-materials	182	—	15	496	693
Total revenue	$1,622	$2,536	$1,899	$3,163	$9,220
Three Months Ended June 28, 2020
Fixed-price	$1,849	$1,716	$1,507	$1,404	$6,476
Cost-reimbursement	—	750	230	1,271	2,251
Time-and-materials	125	5	17	390	537
Total revenue	$1,974	$2,471	$1,754	$3,065	$9,264

Six Months Ended July 4, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
Fixed-price	$3,149	$3,594	$3,237	$2,644	$12,624
Cost-reimbursement	—	1,425	451	2,726	4,602
Time-and-materials	360	—	31	992	1,383
Total revenue	$3,509	$5,019	$3,719	$6,362	$18,609
Six Months Ended June 28, 2020
Fixed-price	$3,327	$3,285	$2,972	$2,793	$12,377
Cost-reimbursement	—	1,425	459	2,618	4,502
Time-and-materials	338	7	31	758	1,134
Total revenue	$3,665	$4,717	$3,462	$6,169	$18,013
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

Revenue by customer was as follows:

Three Months Ended July 4, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
Department of Defense (DoD)	$72	$2,492	$954	$1,758	$5,276
Non-DoD	—	—	3	1,295	1,298
Foreign Military Sales (FMS)	18	41	62	6	127
Total U.S. government	90	2,533	1,019	3,059	6,701
U.S. commercial	982	1	42	36	1,061
Non-U.S. government	50	—	822	64	936
Non-U.S. commercial	500	2	16	4	522
Total revenue	$1,622	$2,536	$1,899	$3,163	$9,220
Three Months Ended June 28, 2020
U.S. government:
DoD	$52	$2,390	$930	$1,695	$5,067
Non-DoD	—	1	3	1,147	1,151
FMS	52	51	99	13	215
Total U.S. government	104	2,442	1,032	2,855	6,433
U.S. commercial	1,032	27	86	66	1,211
Non-U.S. government	53	2	618	112	785
Non-U.S. commercial	785	—	18	32	835
Total revenue	$1,974	$2,471	$1,754	$3,065	$9,264

Six Months Ended July 4, 2021	Aerospace	Marine Systems	Combat Systems	Technologies	Total Revenue
U.S. government:
DoD	$130	$4,912	$1,870	$3,505	$10,417
Non-DoD	—	4	5	2,541	2,550
FMS	37	97	149	20	303
Total U.S. government	167	5,013	2,024	6,066	13,270
U.S. commercial	1,839	2	108	93	2,042
Non-U.S. government	240	2	1,554	193	1,989
Non-U.S. commercial	1,263	2	33	10	1,308
Total revenue	$3,509	$5,019	$3,719	$6,362	$18,609
Six Months Ended June 28, 2020
U.S. government:
DoD	$213	$4,549	$1,818	$3,332	$9,912
Non-DoD	—	2	6	2,331	2,339
FMS	70	100	188	26	384
Total U.S. government	283	4,651	2,012	5,689	12,635
U.S. commercial	1,812	60	141	147	2,160
Non-U.S. government	74	5	1,281	264	1,624
Non-U.S. commercial	1,496	1	28	69	1,594
Total revenue	$3,665	$4,717	$3,462	$6,169	$18,013

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. In our defense segments, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period. In our Aerospace segment, we generally receive deposits from customers upon contract execution and upon achievement of contractual milestones. These deposits are liquidated when revenue is recognized. Changes in the contract asset and liability balances during the six-month period ended July 4, 2021, were not materially impacted by any other factors.
Revenue recognized for the three- and six-month periods ended July 4, 2021, and June 28, 2020, that was included in the contract liability balance at the beginning of each year was $860 and $2.4 billion, and $1.2 billion and $2.4 billion, respectively. This revenue represented primarily the sale of business jet aircraft.

C. GOODWILL AND INTANGIBLE ASSETS
Goodwill. The changes in the carrying amount of goodwill by reporting unit were as follows:

	Aerospace	Marine Systems	Combat Systems	Technologies	Total Goodwill
December 31, 2020 (a)	$3,065	$297	$2,786	$13,905	$20,053
Acquisitions (b)	27	—	—	—	27
Other (c)	(72)	—	6	7	(59)
July 4, 2021 (a)	$3,020	$297	$2,792	$13,912	$20,021
(a)Goodwill in the Technologies reporting unit was net of $1.8 billion of accumulated impairment losses.
(b)Included adjustments during the purchase price allocation period.
(c)Consisted primarily of adjustments for foreign currency translation.
Intangible Assets. Intangible assets consisted of the following:

	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount (a)	Accumulated Amortization	Net Carrying Amount
	July 4, 2021			December 31, 2020
Contract and program intangible assets (b)	$3,406	$(1,699)	$1,707	$3,399	$(1,600)	$1,799
Trade names and trademarks	498	(229)	269	516	(229)	287
Technology and software	131	(107)	24	134	(106)	28
Other intangible assets	86	(83)	3	161	(158)	3
Total intangible assets	$4,121	$(2,118)	$2,003	$4,210	$(2,093)	$2,117
(a)Changes in gross carrying amounts consisted primarily of adjustments for write-offs of fully amortized intangible assets, acquired intangible assets and foreign currency translation.
(b)Consisted of acquired backlog and probable follow-on work and associated customer relationships.

Amortization expense is included in operating costs and expenses in the Consolidated Statement of Earnings. Amortization expense for intangible assets was $56 and $111 for the three- and six-month periods ended July 4, 2021, and $65 and $131 for the three- and six-month periods ended June 28, 2020, respectively.

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
Basic and diluted weighted average shares outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Basic weighted average shares outstanding	280,742	286,388	282,422	287,479
Dilutive effect of stock options and restricted stock/RSUs*	1,471	545	1,170	1,036
Diluted weighted average shares outstanding	282,213	286,933	283,592	288,515
* Excludes outstanding options to purchase shares of common stock that had exercise prices in excess of the average market price of our common stock during the period and, therefore, the effect of including these options would be antidilutive. These options totaled 5,392 and 8,746 for the three- and six-month periods ended July 4, 2021, and 7,723 and 6,811 for the three- and six-month periods ended June 28, 2020, respectively.

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
We did not have any significant non-financial assets or liabilities measured at fair value on July 4, 2021, or December 31, 2020.
Our financial instruments include cash and equivalents, accounts receivable and payable, marketable securities held in trust and other investments, short- and long-term debt, and derivative financial instruments. The carrying values of cash and equivalents and accounts receivable and payable on the unaudited Consolidated Balance Sheet approximate their fair value. The following tables present the fair values of our other financial assets and liabilities on July 4, 2021, and December 31, 2020, and the basis for determining their fair values:

	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets (Liabilities)	July 4, 2021
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$3	$3	$—	$3	$—
Available-for-sale debt securities	140	140	—	140	—
Equity securities	60	60	60	—	—
Other investments	9	9	—	—	9
Cash flow hedges	368	368	—	368	—
Measured at amortized cost:
Short- and long-term debt principal	(14,428)	(15,569)	—	(15,569)	—

	December 31, 2020
Measured at fair value:
Marketable securities held in trust:
Cash and equivalents	$19	$19	$17	$2	$—
Available-for-sale debt securities	134	134	—	134	—
Equity securities	58	58	58	—	—
Other investments	9	9	—	—	9
Cash flow hedges	419	419	—	419	—
Measured at amortized cost:
Short- and long-term debt principal	(13,117)	(14,606)	—	(14,606)	—
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

F. INCOME TAXES
Net Deferred Tax Liability. Our deferred tax assets and liabilities are included in other noncurrent assets and liabilities on the Consolidated Balance Sheet. Our net deferred tax liability consisted of the following:

	July 4, 2021	December 31, 2020
Deferred tax asset	$35	$37
Deferred tax liability	(439)	(461)
Net deferred tax liability	$(404)	$(424)

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
Based on all known facts and circumstances and current tax law, we believe the total amount of any unrecognized tax benefits on July 4, 2021, was not material to our results of operations, financial condition or cash flows. In addition, there are no tax positions for which it is reasonably possible that the unrecognized tax benefits will vary significantly over the next 12 months, producing, individually or in the aggregate, a material effect on our results of operations, financial condition or cash flows.

G. UNBILLED RECEIVABLES
Unbilled receivables represent revenue recognized on long-term contracts (contract costs and estimated profits) less associated advances and progress billings. These amounts will be billed in accordance with the agreed-upon contractual terms. Unbilled receivables consisted of the following:

	July 4, 2021	December 31, 2020
Unbilled revenue	$37,015	$36,657
Advances and progress billings	(29,092)	(28,633)
Net unbilled receivables	$7,923	$8,024
On July 4, 2021, and December 31, 2020, net unbilled receivables included $1.8 billion and $2.8 billion, respectively, associated with a large international wheeled armored vehicle contract in our Combat Systems segment. We had experienced delays in payment under the contract in 2018 and 2019, which resulted in the large unbilled receivables balances. In March 2020, we finalized a contract amendment with the customer that included a revised payment schedule. Under the amended contract, we received progress payments of $1 billion in 2020 and $1.5 billion in the first six months of 2021. Further progress payments will liquidate the net unbilled receivables balance over the next few years.

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

Inventories consisted of the following:

	July 4, 2021	December 31, 2020
Work in process	$3,986	$3,990
Raw materials	1,587	1,712
Finished goods	28	30
Pre-owned aircraft	202	13
Total inventories	$5,803	$5,745

I. DEBT
Debt consisted of the following:

		July 4, 2021	December 31, 2020
Fixed-rate notes due:	Interest rate:
May 2021	3.000%	$—	$2,000
July 2021	3.875%	500	500
November 2022	2.250%	1,000	1,000
May 2023	3.375%	750	750
August 2023	1.875%	500	500
November 2024	2.375%	500	500
April 2025	3.250%	750	750
May 2025	3.500%	750	750
June 2026	1.150%	500	—
August 2026	2.125%	500	500
April 2027	3.500%	750	750
November 2027	2.625%	500	500
May 2028	3.750%	1,000	1,000
April 2030	3.625%	1,000	1,000
June 2031	2.250%	500	—
April 2040	4.250%	750	750
June 2041	2.850%	500	—
November 2042	3.600%	500	500
April 2050	4.250%	750	750
Floating-rate notes due:
May 2021	3-month LIBOR + 0.38%	—	500
Commercial paper	0.252%	2,000	—
Other	Various	428	117
Total debt principal		14,428	13,117
Less unamortized debt issuance costs and discounts		122	119
Total debt		14,306	12,998
Less current portion		2,821	3,003
Long-term debt		$11,485	$9,995

In May 2021, we issued $1.5 billion of fixed-rate notes. The proceeds, together with cash on hand and commercial paper issuances, were used to repay fixed- and floating-rate notes totaling $2.5 billion that matured in May 2021 and for general corporate purposes. On July 15, 2021, we repaid an additional $500 of fixed-rate notes at the scheduled maturity.
On July 4, 2021, we had $2 billion of commercial paper outstanding with a dollar-weighted average interest rate of 0.252%. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. These credit facilities include a $2 billion 364-day facility expiring in March 2022, a $2 billion multi-year facility expiring in March 2023 and a $1 billion multi-year facility expiring in March 2025. We may renew or replace these credit facilities in whole or in part at or prior to their expiration dates. We also have an effective shelf registration on file with the SEC that allows us to access the debt markets.
Our financing arrangements contain a number of customary covenants and restrictions. We were in compliance with all covenants and restrictions on July 4, 2021.

J. OTHER LIABILITIES
A summary of significant other liabilities by balance sheet caption follows:

	July 4, 2021	December 31, 2020

Salaries and wages	$1,028	$1,007
Retirement benefits	296	306
Workers’ compensation	277	338
Operating lease liabilities	256	262
Fair value of cash flow hedges	105	79
Other (a)	1,647	1,741
Total other current liabilities	$3,609	$3,733

Retirement benefits	$4,848	$5,182
Operating lease liabilities	1,080	1,149
Customer deposits on commercial contracts	974	872
Deferred income taxes	439	461
Other (b)	2,055	2,024
Total other liabilities	$9,396	$9,688
(a)Consisted primarily of dividends payable, taxes payable, environmental remediation reserves, warranty reserves, deferred revenue and supplier contributions in the Aerospace segment, liabilities of discontinued operations, finance lease liabilities and insurance-related costs.
(b)Consisted primarily of warranty reserves, workers’ compensation liabilities, finance lease liabilities and liabilities of discontinued operations.

K. SHAREHOLDERS’ EQUITY
Share Repurchases. Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. On June 2, 2021, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding stock. In the six-month period ended July 4, 2021, we repurchased 7.9 million of our outstanding shares for $1.4 billion. On July 4, 2021, 14.5 million shares remained authorized by our board of directors for repurchase, representing 5.2% of our total shares outstanding. We repurchased 3.4 million shares for $501 in the six-month period ended June 28, 2020.

Dividends per Share. Our board of directors declared dividends of $1.19 and $2.38 per share for the three- and six-month periods ended July 4, 2021, and $1.10 and $2.20 per share for the three- and six-month periods ended June 28, 2020, respectively. We paid cash dividends of $336 and $651 for the three- and six-month periods ended July 4, 2021, and $315 and $610 for the three- and six-month periods ended June 28, 2020, respectively.
Accumulated Other Comprehensive Loss. The changes, pretax and net of tax, in each component of accumulated other comprehensive loss (AOCL) consisted of the following:

	Gains on Cash Flow Hedges	Foreign Currency Translation Adjustments	Changes in Retirement Plans’ Funded Status	AOCL
December 31, 2020	$272	$641	$(4,463)	$(3,550)
Other comprehensive income, pretax	(86)	30	172	116
Provision for income tax, net	23	—	(36)	(13)
Other comprehensive income, net of tax	(63)	30	136	103
July 4, 2021	$209	$671	$(4,327)	$(3,447)

December 31, 2019	$2	$288	$(4,108)	$(3,818)
Other comprehensive income, pretax	71	(79)	171	163
Provision for income tax, net	(20)	—	(36)	(56)
Other comprehensive income, net of tax	51	(79)	135	107
June 28, 2020	$53	$209	$(3,973)	$(3,711)
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
Investment Risk. Our investment policy allows for purchases of fixed-income securities with an investment-grade rating and a maximum maturity of up to five years. On July 4, 2021, and December 31, 2020, we held $3 billion and $2.8 billion in cash and equivalents, respectively, but held no marketable securities other than those held in trust to meet some of our obligations under workers’ compensation and non-qualified pension plans. On July 4, 2021, and December 31, 2020, we held marketable securities in trust of $203 and $211, respectively. These marketable securities are reflected at fair value on the Consolidated Balance Sheet in other current and noncurrent assets. See Note E for additional details.
Hedging Activities. On July 4, 2021, we had notional forward exchange contracts outstanding of $7.6 billion. On December 31, 2020, we had notional forward exchange and interest rate swap contracts outstanding of $9.4 billion. These derivative financial instruments are cash flow hedges, and are reflected at fair value on the Consolidated Balance Sheet in other current assets and liabilities. See Note E for additional details.
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
Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations for the three- and six-month periods ended July 4, 2021, and June 28, 2020. Net gains and losses reclassified to earnings from AOCL related to qualified hedges were also not material to our results of operations for the three- and six-month periods ended July 4, 2021, and June 28, 2020, and we do not expect the amount of these gains and losses that will be reclassified to earnings during the next 12 months to be material.
We had no material derivative financial instruments designated as fair value or net investment hedges on July 4, 2021, and December 31, 2020.
Foreign Currency Financial Statement Translation. We translate foreign currency balance sheets from our international businesses’ functional currency (generally the respective local currency) to U.S. dollars at the end-of-period exchange rates, and statements of earnings at the average exchange rates for each period. The resulting foreign currency translation adjustments are a component of AOCL.
We do not hedge the fluctuation in reported revenue and earnings resulting from the translation of these international operations’ results into U.S. dollars. The impact of translating our non-U.S. operations’ revenue and earnings into U.S. dollars was not material to our results of operations for the three- and six-month periods ended July 4, 2021, and June 28, 2020. In addition, the effect of changes in foreign exchange rates on non-U.S. cash balances was not material for the six-month periods ended July 4, 2021, and June 28, 2020.

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
Letters of Credit and Guarantees. In the ordinary course of business, we have entered into letters of credit, bank guarantees, surety bonds and other similar arrangements with financial institutions and insurance carriers totaling approximately $1 billion on July 4, 2021. In addition, from time to time and in the ordinary course of business, we contractually guarantee the payment or performance of our subsidiaries arising under certain contracts.
Aircraft Trade-ins. In connection with orders for new aircraft in contract backlog, our Aerospace segment has outstanding options with some customers to trade in aircraft as partial consideration in their new-aircraft transaction. These trade-in commitments are generally structured to establish the fair market value of the trade-in aircraft at a date generally 45 or fewer days preceding delivery of the new aircraft to the customer. At that time, the customer is required to either exercise the option or allow its expiration. Other trade-in commitments are structured to guarantee a pre-determined trade-in value. These commitments present more risk in the event of an adverse change in market conditions. In either case, any excess of the pre-established trade-in price above the fair market value at the time the new aircraft is delivered is treated as a reduction of revenue in the new-aircraft sales transaction. As of July 4, 2021, the estimated change in fair market values from the date of the commitments was not material.
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

The changes in the carrying amount of warranty liabilities for the six-month periods ended July 4, 2021, and June 28, 2020, were as follows:

Six Months Ended	July 4, 2021	June 28, 2020
Beginning balance	$660	$619
Warranty expense	45	55
Payments	(65)	(51)
Adjustments	—	(2)
Ending balance	$640	$621

N. RETIREMENT PLANS
We provide retirement benefits to eligible employees through a variety of plans:
•Defined contribution
•Defined benefit
◦Pension (qualified and non-qualified)
◦Other post-retirement benefit
For our defined benefit plans, net periodic benefit credit for the three- and six-month periods ended July 4, 2021, and June 28, 2020, consisted of the following:

	Pension Benefits		Other Post-retirement Benefits
Three Months Ended	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Service cost	$29	$30	$3	$3
Interest cost	90	123	4	7
Expected return on plan assets	(241)	(235)	(9)	(9)
Net actuarial loss (gain)	80	71	—	(1)
Prior service credit	(5)	(5)	—	—
Net periodic benefit credit	$(47)	$(16)	$(2)	$—
Six Months Ended
Service cost	$59	$59	$5	$5
Interest cost	180	246	9	14
Expected return on plan assets	(482)	(469)	(18)	(18)
Net actuarial loss (gain)	183	140	—	(2)
Prior service credit	(10)	(9)	—	—
Net periodic benefit credit	$(70)	$(33)	$(4)	$(1)
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
Summary financial information for each of our segments follows:

	Revenue		Operating Earnings
Three Months Ended	July 4, 2021	June 28, 2020	July 4, 2021	June 28, 2020
Aerospace	$1,622	$1,974	$195	$159
Marine Systems	2,536	2,471	210	200
Combat Systems	1,899	1,754	266	239
Technologies	3,163	3,065	308	247
Corporate*	—	—	(20)	(11)
Total	$9,220	$9,264	$959	$834
Six Months Ended
Aerospace	$3,509	$3,665	$415	$399
Marine Systems	5,019	4,717	410	384
Combat Systems	3,719	3,462	510	462
Technologies	6,362	6,169	614	545
Corporate*	—	—	(52)	(22)
Total	$18,609	$18,013	$1,897	$1,768
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

BUSINESS ENVIRONMENT
The Coronavirus (COVID-19) pandemic has caused significant disruptions to national and global economies and government activities since March 2020. During this time, we have continued to conduct our operations while responding to the pandemic with actions to mitigate adverse consequences to our employees, business, supply chain and customers. While we expect this situation to be temporary, any longer-term impact to our business is currently unknown due to the uncertainty around the pandemic’s duration and its broader impact. For additional information, see the Risk Factors in Part I, Item 1A, and the Business Environment in Part II, Item 7, in our most recent Form 10-K filing.
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
Our Aerospace segment’s operating results continue to be the most significantly impacted by the pandemic. New aircraft deliveries reflect last year’s decision to reduce production rates to accommodate supply chain challenges. However, aircraft orders have been strong in the first six months of the year due to the continued improvement of the large economies of the world and the return of international travel. As air travel has increased, demand for aircraft services has improved, but remains modestly below pre-pandemic levels. Although our U.S. government business continues to experience some disruption from the COVID-19 pandemic, particularly in our Technologies segment, the impact has decreased due to the reopening of, and increased access to, customer sites. The Review of Operating Segments includes additional information on the second-quarter results for each of our segments.

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

CONSOLIDATED OVERVIEW

Three Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$9,220	$9,264	$(44)	(0.5)%
Operating costs and expenses	(8,261)	(8,430)	169	(2.0)%
Operating earnings	959	834	125	15.0%
Operating margin	10.4%	9.0%
Six Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$18,609	$18,013	$596	3.3%
Operating costs and expenses	(16,712)	(16,245)	(467)	2.9%
Operating earnings	1,897	1,768	129	7.3%
Operating margin	10.2%	9.8%
Our consolidated revenue increased in the first six months of 2021 driven by growth in each of our defense segments, including increases in U.S. Navy ship construction in our Marine Systems segment, international military vehicle programs in our Combat Systems segment and IT services in our Technologies segment. These increases were offset partially by fewer aircraft deliveries in our Aerospace segment reflecting last year’s decision to lower aircraft production rates in response to the COVID-19 pandemic. On a quarter-over-quarter basis, increases in revenue across each of the defense segments were offset by fewer aircraft deliveries in the Aerospace segment. Operating margin increased 140 basis points in the second quarter of 2021 and 40 basis points in the first six months of 2021 due to margin improvement across all segments.

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

AEROSPACE

Three Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$1,622	$1,974	$(352)	(17.8)%
Operating earnings	195	159	36	22.6%
Operating margin	12.0%	8.1%
Gulfstream aircraft deliveries (in units)	21	32	(11)	(34.4)%
Six Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$3,509	$3,665	$(156)	(4.3)%
Operating earnings	415	399	16	4.0%
Operating margin	11.8%	10.9%
Gulfstream aircraft deliveries (in units)	49	55	(6)	(10.9)%
Operating Results
The change in the Aerospace segment’s revenue in the second quarter and first six months of 2021 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$(460)	$(253)
Aircraft services and completions	108	97
Total decrease	$(352)	$(156)
Aircraft manufacturing revenue decreased in the second quarter and first six months of 2021 due to fewer aircraft deliveries reflecting the full impact of last year’s decision to reduce aircraft production rates in response to the COVID-19 pandemic. These decreases were offset partially by higher aircraft services and completions volume due to increased air travel driving additional demand for maintenance work and activity at our fixed-base operator (FBO) facilities.
The increase in the segment’s operating earnings in the second quarter and first six months of 2021 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$(76)	$(119)
Aircraft services and completions	50	71
Impact of 2020 restructuring charge	42	42
G&A/other expenses	20	22
Total increase	$36	$16
Aircraft manufacturing operating earnings were down in the second quarter and first six months of 2021 due to the planned reduced aircraft production and delivery rates and a less favorable mix of aircraft deliveries in the year-to-date period. In the first six months of 2021, aircraft manufacturing operating earnings were also impacted by mark-to-market adjustments related to aircraft that were in the G500 flight test program. These decreases were offset by increased aircraft services and completions operating earnings due to higher volume and mix of aircraft services. The Aerospace segment’s operating earnings and margin were also up due to restructuring actions taken in the second quarter of 2020 to adjust the workforce size to the revised production levels and lower net G&A/other expenses, including reduced R&D expenses. In total, the Aerospace segment’s operating margin increased 390 basis points in the second quarter of 2021 and 90 basis points in the first six months of 2021 compared with the prior-year periods.
2021 Outlook
We expect the Aerospace segment’s 2021 revenue to be about $8.2 billion. As scheduled customer deliveries increase in the second half of the year, operating margin is expected to improve to approximately 12.4% for the full year.
MARINE SYSTEMS

Three Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$2,536	$2,471	$65	2.6%
Operating earnings	210	200	10	5.0%
Operating margin	8.3%	8.1%
Six Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$5,019	$4,717	$302	6.4%
Operating earnings	410	384	26	6.8%
Operating margin	8.2%	8.1%
Operating Results
The increase in the Marine Systems segment’s revenue in the second quarter and first six months of 2021 consisted of the following:

	Second Quarter	Six Months
U.S. Navy ship construction	$117	$384
Commercial ship construction	(21)	(54)
U.S. Navy ship engineering, repair and other services	(31)	(28)
Total increase	$65	$302
Revenue from U.S. Navy ship construction was up across our shipyards in the second quarter and first six months of 2021 due to increased volume on the Columbia-class submarine program, the Arleigh Burke-class (DDG-51) destroyer program and the Expeditionary Sea Base (ESB) auxiliary ship program. These increases were offset partially by lower commercial ship construction and submarine engineering volume. Overall, the Marine Systems segment’s operating margin increased 20 basis points in the second quarter of 2021 and 10 basis points in the first six months of 2021 as our shipyards continue to focus on operating efficiency and effectively managing workload growth.
2021 Outlook
We expect the Marine Systems segment’s 2021 revenue to be approximately $10.6 billion. Operating margin is expected to be approximately 8.4%.

COMBAT SYSTEMS

Three Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$1,899	$1,754	$145	8.3%
Operating earnings	266	239	27	11.3%
Operating margin	14.0%	13.6%
Six Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$3,719	$3,462	$257	7.4%
Operating earnings	510	462	48	10.4%
Operating margin	13.7%	13.3%
Operating Results
The increase in the Combat Systems segment’s revenue in the second quarter and first six months of 2021 consisted of the following:

	Second Quarter	Six Months
International military vehicles	$159	$241
Weapons systems and munitions	(6)	36
U.S. military vehicles	(8)	(20)
Total increase	$145	$257
Revenue from international military vehicles increased in the second quarter and first six months of 2021 due primarily to higher volume on wheeled armored vehicle programs, including contracts to produce armored combat support vehicles (ACSVs) and light armored vehicles (LAVs) for the Canadian government. Domestic Abrams and Stryker revenue was also somewhat higher in the second quarter and first six months of 2021. The Combat Systems segment’s operating margin increased 40 basis points in the second quarter and first six months of 2021 on a favorable product mix and continued cost reduction efforts.
2021 Outlook
We expect the Combat Systems segment’s 2021 revenue to be about $7.4 billion with operating margin of approximately 14.6%.
TECHNOLOGIES

Three Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$3,163	$3,065	$98	3.2%
Operating earnings	308	247	61	24.7%
Operating margin	9.7%	8.1%
Six Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$6,362	$6,169	$193	3.1%
Operating earnings	614	545	69	12.7%
Operating margin	9.7%	8.8%

Operating Results
The increase in the Technologies segment’s revenue in the second quarter and first six months of 2021 consisted of the following:

	Second Quarter	Six Months
IT services	$188	$285
C4ISR* solutions	(90)	(92)
Total increase	$98	$193
*Command, control, communications, computers, intelligence, surveillance and reconnaissance
IT services revenue increased in the second quarter and first six months of 2021 due to the ramp up of several new programs. The decrease in C4ISR solutions revenue in the first six months of 2021 was due to approximately $115 of revenue in the prior-year period from a satellite communications business that was sold in the second quarter of 2020. Year-over-year growth for the segment was 5.1% for the first half excluding the impact of the sale. In the second quarter of 2021, C4ISR solutions revenue was also impacted by timing on several programs.
The Technologies segment’s operating margin increased 160 basis points in the second quarter of 2021 and 90 basis points in the first six months of 2021 due to favorable contract mix and reduced COVID-related impacts in our IT services business, particularly customer reimbursement of idle workforce cost at zero fee. Additionally, operating results in the second quarter of 2020 included an approximate $40 loss on a contract with a non-U.S. customer from schedule delays caused by COVID-related travel restrictions, offset partially by a gain on the sale of the satellite communications business.
2021 Outlook
We expect the Technologies segment’s 2021 revenue to be approximately $13 billion with operating margin of around 9.8%.
CORPORATE
Corporate operating results consisted primarily of equity-based compensation expense and totaled $20 in the second quarter and $52 in the first six months of 2021 compared with $11 and $22 in the prior-year periods, respectively. Corporate operating costs are expected to be approximately $85 in 2021.

OTHER INFORMATION
PRODUCT REVENUE AND OPERATING COSTS

Three Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$5,160	$5,505	$(345)	(6.3)%
Operating costs	(4,259)	(4,607)	348	(7.6)%
Six Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$10,515	$10,395	$120	1.2%
Operating costs	(8,697)	(8,593)	(104)	1.2%

The change in product revenue in the second quarter and first six months of 2021 consisted of the following:

	Second Quarter	Six Months
Aircraft manufacturing	$(460)	$(253)
Ship construction	96	330
Other, net	19	43
Total (decrease) increase	$(345)	$120
In the second quarter and first six months of 2021, aircraft manufacturing revenue decreased due to fewer aircraft deliveries. In the first six months of 2021, this decrease was more than offset by an increase in ship construction revenue, driven by higher U.S. Navy ship construction volume across our shipyards. In the second quarter and first six months of 2021, the primary drivers of the changes in product operating costs were the changes in volume on the programs described above.
SERVICE REVENUE AND OPERATING COSTS

Three Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$4,060	$3,759	$301	8.0%
Operating costs	(3,446)	(3,249)	(197)	6.1%
Six Months Ended	July 4, 2021	June 28, 2020	Variance
Revenue	$8,094	$7,618	$476	6.2%
Operating costs	(6,900)	(6,553)	(347)	5.3%
The increase in service revenue in the second quarter and first six months of 2021 consisted of the following:

	Second Quarter	Six Months
IT services	$188	$285
Aircraft services and completions	108	97
Other, net	5	94
Total increase	$301	$476
Services revenue increased in the second quarter and first six months of 2021 due to the ramp up of several new IT services programs and higher aircraft services and completions revenue driven by additional maintenance work and FBO activity. The primary drivers of the increase in service operating costs were the changes in volume on the programs described above.
G&A EXPENSES
As a percentage of revenue, G&A expenses were 6% in the first six months of 2021 compared with 6.1% in the first six months of 2020. We expect G&A expenses as a percentage of revenue in 2021 to be generally consistent with 2020.
INTEREST, NET
Net interest expense was $232 in the first six months of 2021 compared with $239 in the prior-year period. See Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, for additional information regarding our debt obligations, including interest rates. We expect 2021 net interest expense to be approximately $425, reflecting repayment of our scheduled debt maturities of $3 billion in 2021.
OTHER, NET
Net other income was $61 in the first six months of 2021 compared with $46 in the first six months of 2020. Other represents primarily the non-service components of pension and other post-retirement benefits, which were income in both periods. In 2021, we expect net other income to be approximately $115.
PROVISION FOR INCOME TAX, NET
Our effective tax rate was 16.3% in the first six months of 2021 compared with 15.5% in the prior-year period. For 2021, we anticipate a full-year effective tax rate of approximately 16%.

BACKLOG AND ESTIMATED POTENTIAL CONTRACT VALUE
Our total backlog, including funded and unfunded portions, was $89.2 billion at the end of the second quarter of 2021 compared with $89.6 billion on April 4, 2021. Our total backlog is equal to our remaining performance obligations under contracts with customers as discussed in Note B to the unaudited Consolidated Financial Statements in Part I, Item 1. Our total estimated contract value, which combines total backlog with estimated potential contract value, was $130.3 billion on July 4, 2021.
The following table details the backlog and estimated potential contract value of each segment at the end of the second and first quarters of 2021:

	Funded	Unfunded	Total Backlog	Estimated Potential Contract Value	Total Estimated Contract Value
	July 4, 2021
Aerospace	$13,155	$366	$13,521	$2,099	$15,620
Marine Systems	26,435	21,095	47,530	4,689	52,219
Combat Systems	14,157	271	14,428	7,711	22,139
Technologies	9,769	3,999	13,768	26,594	40,362
Total	$63,516	$25,731	$89,247	$41,093	$130,340

	April 4, 2021
Aerospace	$11,545	$384	$11,929	$2,312	$14,241
Marine Systems	27,676	22,075	49,751	2,815	52,566
Combat Systems	14,085	143	14,228	9,120	23,348
Technologies	10,003	3,670	13,673	27,530	41,203
Total	$63,309	$26,272	$89,581	$41,777	$131,358

AEROSPACE
Aerospace funded backlog represents new aircraft and custom completion orders for which we have definitive purchase contracts and deposits from customers. Unfunded backlog consists of agreements to provide future aircraft maintenance and support services. The Aerospace segment ended the second quarter of 2021 with backlog of $13.5 billion, up 13.3% from $11.9 billion on April 4, 2021.

Orders in the second quarter of 2021 reflected strong demand across our aircraft portfolio – the second highest quarterly orders in more than five years. The segment’s book-to-bill ratio (orders divided by revenue) exceeded 2-to-1 in the second quarter of 2021, resulting in a book-to-bill of 1.3-to-1 over the trailing 12 months.
Beyond total backlog, estimated potential contract value represents primarily options and other agreements with existing customers to purchase new aircraft and long-term aircraft services agreements. On July 4, 2021, estimated potential contract value in the Aerospace segment was $2.1 billion.

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
Total backlog in our defense segments was $75.7 billion on July 4, 2021. In the second quarter of 2021, the Combat Systems and Technologies segments each achieved a book-to-bill ratio of 1-to-1. Overall, the defense segments achieved a book-to-bill ratio of 1.1-to-1 over the trailing twelve months. Estimated potential contract value in our defense segments was $39 billion on July 4, 2021. We received the following significant contract awards during the second quarter of 2021:
Marine Systems:
•$135 from the U.S. Navy to provide ongoing lead yard services for the Virginia-class submarine program and options totaling $1.6 billion of additional potential value.
•$100 from the Navy for maintenance and modernization work on the USS Pinckney, an Arleigh Burke-class (DDG-51) guided-missile destroyer.
•$65 from the Navy for maintenance and modernization work on the USS Hartford, a Los Angeles-class submarine.
•$55 from the Navy to provide ongoing lead yard services for the DDG-51 program.
Combat Systems:
•$620 from the U.S. Army to upgrade Stryker vehicles to the double-V-hull A1 configuration.

•$435 from the Army to produce Stryker Initial Maneuver Short-Range Air Defense (IM-SHORAD) vehicles.
•$145 from the Army for the production of Hydra-70 rockets.
•$100 for various munitions and ordnance.
•$45 to produce mission control units for Abrams main battle tanks.
Technologies:
•$865 for several key contracts for classified customers.
•$160 to provide ship modernization services for the Navy. The contract has a maximum potential value of $730.
•$240 from the Centers for Medicare and Medicaid Services (CMS) for several contracts, including work to provide cloud services and software tools.
•$115 to provide enterprise information technology (IT) and cybersecurity services and solutions for the Department of Defense (DoD).
•$40 to provide IT support services and system engineering for the U.S. Department of Energy (DOE). The contract has a maximum potential value of $90.
•$80 to provide military information support operations for the DoD.
•$80 from the Environmental Protection Agency (EPA) to provide infrastructure support and applications hosting services.
•$80 from the Army for computing and communications equipment under the Common Hardware Systems-5 (CHS-5) program.
•$65 to provide training support for the Navy.
•$40 from the Navy to retrofit five Knifefish surface mine countermeasure systems with improved operational capabilities.
•$40 from the Army to provide continued software support and engineering for the Warfighter Information Network-Tactical (WIN-T) Increment 2 program.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
We ended the second quarter of 2021 with a cash and equivalents balance of $3 billion compared with $2.8 billion at the end of 2020.
We expect to continue to generate funds in excess of our short- and long-term liquidity needs. We believe we have adequate funds on hand and sufficient borrowing capacity to execute our financial and operating strategy. The following is a discussion of our major operating, investing and financing activities in the first six months of 2021 and 2020, as classified on the unaudited Consolidated Statement of Cash Flows in Part I, Item 1.

OPERATING ACTIVITIES
Cash provided by operating activities was $1.1 billion in the first six months of 2021 compared with $177 in the same period in 2020. The primary driver of cash inflows in both periods was net earnings. However, cash flows in both periods were affected negatively by growth in operating working capital (OWC), which is defined as current assets, excluding cash and equivalents, less current liabilities, excluding short-term debt and current portion of long-term debt. Throughout 2020, we experienced growth in OWC in our Aerospace segment due to our position in the development and production cycles of our Gulfstream aircraft models. While Aerospace OWC has decreased in the first six months of 2021, the timing of billings and payments in our defense segments resulted in net OWC growth.

INVESTING ACTIVITIES
Cash used by investing activities was $308 in the first six months of 2021 compared with $222 in the same period in 2020. Our investing activities include cash paid for capital expenditures and business acquisitions; purchases, sales and maturities of marketable securities; and proceeds from asset sales. The primary use of cash for investing activities in both periods was capital expenditures. Capital expenditures were $306 in the first six months of 2021 compared with $406 in the same period in 2020. We expect capital expenditures to be approximately 2.5% of revenue in 2021.

FINANCING ACTIVITIES
Cash used by financing activities was $671 in the first six months of 2021 compared with cash provided of $1.5 billion in the same period in 2020. Net cash from financing activities includes proceeds received from debt and commercial paper issuances and employee stock option exercises. Our financing activities also include the use of cash for repurchases of common stock, payment of dividends and debt repayments.
Our board of directors from time to time authorizes management to repurchase outstanding shares of our common stock on the open market. We paid $1.4 billion and $501 in the first six months of 2021 and 2020, respectively, to repurchase our outstanding shares. On July 4, 2021, 14.5 million shares remained authorized by our board of directors for repurchase, representing 5.2% of our total shares outstanding.
On March 3, 2021, our board of directors declared an increased quarterly dividend of $1.19 per share, the 24th consecutive annual increase. Previously, the board had increased the quarterly dividend to $1.10 per share in March 2020. Cash dividends paid were $651 in the first six months of 2021 compared with $610 in the same period in 2020.
In May 2021, we issued $1.5 billion of fixed-rate notes. The proceeds, together with cash on hand and commercial paper issuances, were used to repay fixed- and floating-rate notes totaling $2.5 billion that matured in May 2021 and for general corporate purposes. On July 15, 2021, we repaid an additional $500 of fixed-rate notes at the scheduled maturity. For additional information regarding our debt obligations, including scheduled debt maturities and interest rates, see Note I to the unaudited Consolidated Financial Statements in Part 1, Item 1.
In the first six months of 2021, we received net proceeds of $2 billion from the issuance of commercial paper, which remained outstanding on July 4, 2021. Separately, we have $5 billion in committed bank credit facilities for general corporate purposes and working capital needs and to support our commercial paper issuances. We also have an effective shelf registration on file with the Securities and Exchange Commission (SEC) that allows us to access the debt markets.

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

Six Months Ended	July 4, 2021	June 28, 2020
Net cash provided by operating activities	$1,118	$177
Capital expenditures	(306)	(406)
Free cash flow from operations	$812	$(229)
Cash flows as a percentage of net earnings:
Net cash provided by operating activities	77%	13%
Free cash flow from operations	56%	(17)%
Net Debt. We define net debt as short- and long-term debt (total debt) less cash and equivalents. We believe net debt is a useful measure for investors because it reflects the borrowings that support our operations and capital deployment strategy. We use net debt as an important indicator of liquidity and financial position. The following table reconciles net debt with total debt:

	July 4, 2021	December 31, 2020
Total debt	$14,306	$12,998
Less cash and equivalents	2,950	2,824
Net debt	$11,356	$10,174

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
Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that often span several years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date on a contract is recognized in the period the adjustment is identified. The aggregate impact of adjustments in contract estimates increased our operating earnings (and diluted earnings per share) by $76 ($0.21) and $139 ($0.39) for the three- and six-month periods ended July 4, 2021, respectively. The aggregate impact of adjustments in contract estimates decreased our operating earnings (and diluted earnings per share) by $5 ($0.01) for the three-month period ended June 28, 2020, and increased our operating earnings (and diluted earnings per share) by $85 ($0.23) for the six-month period ended June 28, 2020. The 2020 results reflect an approximate $40 loss in our Technologies segment on a contract with a non-U.S. customer from schedule delays caused by COVID-related travel restrictions. No adjustment on any one contract was material to the unaudited Consolidated Financial Statements for the three- and six-month periods ended July 4, 2021, or June 28, 2020.
Other critical accounting policies include long-lived assets and goodwill, commitments and contingencies, and retirement plans. For a full discussion of our critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2020.

GUARANTOR FINANCIAL INFORMATION
The outstanding notes described in Note I to the unaudited Consolidated Financial Statements in Part I, Item 1, issued by General Dynamics Corporation (the parent), are fully and unconditionally guaranteed on an unsecured, joint and several basis by several of the parent’s 100%-owned subsidiaries (the guarantors). The guarantee of each guarantor ranks equally in right of payment with all other existing and future senior unsecured indebtedness of such guarantor. A listing of the guarantors is included in an exhibit to this Form 10-Q.
Because the parent is a holding company, its cash flow and ability to service its debt, including the outstanding notes, depends on the performance of its subsidiaries and the ability of those subsidiaries to distribute cash to the parent, whether by dividends, loans or otherwise. Holders of the outstanding notes have a direct claim only against the parent and the guarantors.
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
STATEMENT OF EARNINGS INFORMATION

	Six Months Ended July 4, 2021	Year Ended December 31, 2020
Revenue	$6,406	$13,065
Operating costs and expenses, excluding G&A	(5,544)	(11,190)
Net earnings	295	738

BALANCE SHEET INFORMATION

	July 4, 2021	December 31, 2020
Cash and equivalents	$2,081	$1,952
Other current assets	2,737	2,894
Noncurrent assets	3,207	3,082
Total assets	$8,025	$7,928

Short-term debt and current portion of long-term debt	$2,499	$2,998
Other current liabilities	2,615	2,944
Long-term debt	11,416	9,922
Other noncurrent liabilities	5,287	5,645
Total liabilities	$21,817	$21,509
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

ITEM 4. CONTROLS AND PROCEDURES
Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of July 4, 2021. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, on July 4, 2021, our disclosure controls and procedures were effective.
There were no changes in our internal control over financial reporting that occurred during the quarter ended July 4, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information about our second-quarter purchases of equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	Total Number of Shares	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
Shares Purchased Pursuant to Share Buyback Program
4/5/21-5/2/21	768,720	$184.02	768,720	6,941,409
5/3/21-5/30/21	1,095,491	190.77	1,095,491	5,845,918
5/31/21-7/4/21	1,389,159	189.96	1,389,159	14,456,759

Shares Delivered or Withheld Pursuant to Restricted Stock Vesting*
4/5/21-5/2/21	177	181.51
5/3/21-5/30/21	493	190.44
5/31/21-7/4/21	800	192.46
	3,254,840	$188.83
*Represents shares withheld by, or delivered to, us pursuant to provisions in agreements with recipients of restricted stock granted under our equity compensation plans that allow us to withhold, or the recipient to deliver to us, the number of shares with a fair value equal to the statutory tax withholding due upon vesting of the restricted shares.
On June 2, 2021, the board of directors authorized management to repurchase up to 10 million additional shares of the company’s outstanding common stock on the open market. We repurchased 3.3 million shares in the second quarter of 2021. On July 4, 2021, 14.5 million shares remained authorized by our board of directors for repurchase.
We did not make any unregistered sales of equity securities in the second quarter of 2021.

ITEM 6. EXHIBITS
3.2    Amended and Restated Bylaws of General Dynamics Corporation (as amended effective June 2, 2021) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2021)
4.1    Third Supplemental Indenture, dated as of May 10, 2021, among General Dynamics Corporation, the Guarantors named therein and The Bank of New York Mellon, as Trustee (includes forms of 1.150% Notes due 2026, 2.250% Notes due 2031 and 2.850% Notes due 2041) (incorporated herein by reference from the company’s current report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2021)
22    Subsidiary Guarantors*
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

GENERAL DYNAMICS CORPORATION
	by	/s/ William A. Moss
William A. Moss
Vice President and Controller
(Authorized Officer and Chief Accounting Officer)
Dated: July 28, 2021